Form 10-Q
period 2000-06-30
DISCOVERY PARTNERS INTERNATIONAL INC
filed 2000-09-08
CIK 1113148

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 000-31141

                     DISCOVERY PARTNERS INTERNATIONAL, INC.
             (Exact Name of Registrant as Specified in Its Charter)

State of Incorporation: Delaware                            I.R.S. Employer Identification No.: 33-0655706

Address of Principal Executive Offices:                          Telephone Number: (858) 455-8600
                                9640 Towne Centre Drive
                                San Diego, California  92121

                                      N/A
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [ ] No [X]

As of August 31, 2000 a total of 23,808,045 shares of the Registrant's Common Stock, $0.001 par value, were issued and outstanding.

                     DISCOVERY PARTNERS INTERNATIONAL, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS



                                                                              PAGE
                                                                              ----
PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements:

               Condensed Consolidated Balance Sheets at June 30, 2000           3
                  and December 31, 1999

               Condensed Consolidated Statements of Operations for the          4
                  Three Months and Six Months Ended June 30, 2000 and 1999

               Condensed Consolidated Statements of Cash Flows for the          5
                  Six Months Ended June 30, 2000 and 1999

               Notes to Consolidated Financial Statements                       6

Item 2.        Management's Discussion and Analysis of Financial                9
                  Condition and Results of Operations

Item 3.        Quantitative and Qualitative Disclosures About Market Risk       12

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                                21

Item 2.        Changes in Securities and Use of Proceeds                        21

Item 3.        Defaults Upon Senior Securities                                  22

Item 4.        Submission of Matters to a Vote of Security Holders              22

Item 5.        Other Information                                                23

Item 6.        Exhibits and Reports on Form 8-K                                 23

                     DISCOVERY PARTNERS INTERNATIONAL, INC.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                     DISCOVERY PARTNERS INTERNATIONAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   JUNE 30, 2000   DECEMBER 31, 1999
                                                                   -------------   -----------------
                                                                   (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                                        $  3,633,349      $  2,884,639
  Accounts receivable                                                 9,188,897         2,785,618
  Inventories                                                         9,692,293         1,517,297
  Prepaid and other current assets                                      488,997           201,284
                                                                   ------------      ------------

    Total current assets                                             23,003,536         7,388,838

Property and equipment, net                                           9,052,507         4,655,227

Restricted cash and cash equivalents and other assets                 3,401,141         2,264,200

Patent and license rights, net                                        3,467,341         1,137,625

Goodwill, net                                                        46,867,326         6,205,830

                                                                   ------------      ------------
    Total assets                                                   $ 85,791,851      $ 21,651,720
                                                                   ============      ============


LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS'
  EQUITY (DEFICIT)

Current liabilities:
  Accounts payable & accrued expenses                              $  5,978,420      $  2,348,226
  Deferred business acquisition payment                                       -         1,721,775
  Current portion of obligations under capital leases, equipment
    notes payable, line of credit and promissory notes                2,952,182         1,184,921
  Deferred revenue                                                    3,691,667         1,935,249
  Notes payable to stockholders                                               -         3,861,920
                                                                   ------------      ------------
    Total current liabilities                                        12,622,269        11,052,091

Obligations under capital leases, equipment notes payable,
  and promissory notes less current portion                             846,465         1,910,177
Deferred rent                                                            58,876            51,906

Minority interest in Structural Proteomics                              700,729                 -

Redeemable convertible preferred stock, $.001 par value,
  9,033,333 shares authorized, 6,562,278 and 7,954,781 issued and outstanding at December 31, 1999 and June 30, 2000,
  respectively; liquidation preference and redemption value -
  $39,188,429 at June 30, 2000                                       39,028,543        27,906,717

Stockholders' equity (deficit):
  Common stock, $.001 par value, 12,000,000 shares authorized,
  1,611,763 and 9,432,542 issued and outstanding at
  December 31, 1999 and June 30, 2000, respectively                       9,433             1,612
  Additional paid-in capital                                         66,285,674         1,399,376
  Deferred compensation                                              (2,757,446)         (642,282)
  Note receivable from stockholder                                     (240,000)         (240,000)
  Accumulated other comprehensive loss                                  (84,770)          (55,448)
  Accumulated deficit                                               (30,677,922)      (19,732,429)
                                                                   ------------      ------------
    Total stockholders' equity (equity)                              32,534,969       (19,269,171)
                                                                   ------------      ------------

    Total liabilities, redeemable preferred stock and
       stockholders' equity (deficit)                              $ 85,791,851      $ 21,651,720
                                                                   ============      ============

See accompanying notes.

                      DISCOVERY PARTNERS INTERNATIONAL, INC
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                          3 MONTHS ENDED JUNE 30,         6 MONTHS ENDED JUNE 30,
                                                                       ----------------------------    ----------------------------
                                                                           2000            1999            2000            1999
                                                                       ------------    ------------    ------------    ------------
Revenues                                                               $  9,527,883    $  3,363,181    $ 14,700,926    $  6,259,346

Cost of revenues (exclusive of $4,149, $1,207, $7,812 and
  $1,207 for the three months ended June 30, 2000 and 1999,
  and for the six months ended June 30, 2000 and 1999,
  respectively, of stock-based compensation)                              4,723,746       2,165,204       7,776,739       3,927,709

                                                                       ------------    ------------    ------------    ------------
      Gross margin                                                        4,804,137       1,197,977       6,924,187       2,331,637

Cost and expenses:

  Research and development (exclusive of $138,940, $6,987,
    $226,786, and $14,451 for the three months ended June 30,
    2000 and 1999, and for the six months ended June 30, 2000
    and 1999, respectively, of stock-based compensation)                  1,876,641         743,687       2,495,622       1,712,990

  Selling, general & administrative (exclusive of $203,062, $58,693,
    $374,920, and $121,388 for the three months ended June 30, 2000 and 1999, and for the six months ended June 30, 2000 and 1999,
    respectively, of stock-based compensation)                            2,171,158         961,962       3,690,443       2,054,946

  Amortization of stock-based compensation                                  346,151          66,887         609,518         137,045
  Amortization of goodwill                                                  845,322               -       1,000,468               -
  Write-off of in-process research and development                        9,000,000               -       9,000,000               -

                                                                       ------------    ------------    ------------    ------------
      Total operating expenses                                           14,239,272       1,772,536      16,796,051       3,904,981
                                                                       ------------    ------------    ------------    ------------
Loss from operations                                                     (9,435,135)       (574,559)     (9,871,864)     (1,573,344)

Interest income (expense)                                                    22,495          66,192      (1,299,930)        142,411
Foreign currency gains (losses)                                              64,925         (43,588)        193,696         (93,489)

Minority interest in Structural Proteomics                                   32,604               -          32,604               -
                                                                       ------------    ------------    ------------    ------------
Net loss                                                               $ (9,315,111)   $   (551,955)   $(10,945,494)   $ (1,524,422)
                                                                       ============    ============    ============    ============

Historical net loss per share, basic and diluted                       $      (1.03)   $      (0.50)   $      (2.12)   $      (1.44)
                                                                       ============    ============    ============    ============

Shares used in calculating historical net loss
    per share, basic and diluted                                          9,020,848       1,103,322       5,172,849       1,058,870
                                                                       ============    ============    ============    ============

Pro forma net loss per share, basic and diluted                        $      (0.55)   $      (0.07)   $      (0.88)   $      (0.20)
                                                                       ============    ============    ============    ============

Shares used in calculating pro forma net loss
    per share, basic and diluted                                         17,037,260       7,706,896      12,488,470       7,662,444
                                                                       ============    ============    ============    ============

See accompanying notes.

                     DISCOVERY PARTNERS INTERNATIONAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                     SIX MONTHS ENDED JUNE 30,
                                                                   ----------------------------
                                                                       2000            1999
                                                                   ------------    ------------
OPERATING ACTIVITIES
Net loss                                                           $(10,945,494)   $ (1,524,422)
Adjustments to reconcile net loss to cash used in
    operating activities:
  Depreciation and amortization                                       1,124,537         358,130
  Amortization of purchased intangibles (lease, workforce)              122,000               -
  Amortization of goodwill                                            1,000,468               -
  Amortization of deferred compensation                                 609,518         137,045
  Noncash interest expense for warrants issued                        1,243,847               -
  Write-off of In-Process R&D                                         9,000,000               -
  Change in operating assets and liabilities:                                 -
    Accounts receivable                                              (4,598,772)        117,315
    Inventories                                                      (1,320,846)        223,293
    Other current assets                                               (176,880)       (318,951)
    Accounts payable and accrued expenses                             1,653,440      (1,123,707)
    Deferred revenue                                                    828,640
    Deferred rent                                                         6,970
    Restricted cash                                                      29,600      (1,000,000)
                                                                   ------------    ------------
Net cash used in operating activities                                (1,422,972)     (3,131,297)

INVESTING ACTIVITIES

Purchases of property and equipment                                  (2,072,993)       (638,386)
Deposits and other assets                                            (1,052,730)        192,590
Additional cash consideration for acquisition of
 Discovery Technologies                                              (1,721,775)              -
Purchase of Axys Advanced Technologies                                   50,031
                                                                   ------------    ------------
Net cash used in investing activities                                (4,797,467)       (445,796)

FINANCING ACTIVITIES

Proceeds from equipment lease line                                      747,150               -
Principal payments on capital leases, equipment notes payable,
  and line of credit                                                   (555,121)       (136,300)
Issuance of preferred stock, net of issuance costs                    5,004,801               -
Issuance of common stock                                                 93,174           3,005
Proceeds from convertible notes payable                               2,000,000               -
                                                                   ------------    ------------
Net cash provided by financing activities                             7,290,004        (133,295)
Effect of exchange rate changes                                        (320,855)              -

                                                                   ------------    ------------
Net increase (decrease) in cash and cash equivalents                    748,710      (3,710,388)

Cash and cash equivalents at beginning of period                      2,884,639      10,714,889
                                                                   ------------    ------------
Cash and cash equivalents at end of period                         $  3,633,349    $  7,004,501
                                                                   ============    ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid                                                      $    180,418    $     30,190

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES

Conversion of convertible notes payable to
  preferred stock                                                  $  6,000,000    $          -

Issuance of common stock for promissory note                       $          -    $     68,000

Issuance of warrant to purchase preferred stock                    $  1,105,767    $          -

See accompanying notes.

                     DISCOVERY PARTNERS INTERNATIONAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 2000

1.      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet as of June 30, 2000, condensed consolidated statements of operations for the three and six months ended June 30, 2000 and 1999, and the condensed consolidated statements of cash flows for the six months ended June 30, 2000 and 1999 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2000 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1999 included in the Company's Form S-1 registration statement as declared effective on July 27, 2000 by the Securities and Exchange Commission.

        The consolidated financial statements include all the accounts of the Company and its wholly owned or majority owned subsidiaries, IRORI Europe, Ltd., Discovery Technologies, Ltd., ChemRx Advanced Technologies, Inc., and Structural Proteomics, Inc. All intercompany accounts and transactions have been eliminated.

2.      NET LOSS PER SHARE

        Basic and diluted net loss per common share are presented in conformity with SFAS No. 128, Earnings per Share, and SAB 98, for all periods presented. Under the provisions of SAB 98, common stock and redeemable convertible preferred stock that has been issued or granted for nominal consideration prior to the anticipated effective date of the initial public offering must be included in the calculation of basic and diluted net loss per common share as if these shares had been outstanding for all periods presented. To date, the Company has not issued or granted shares for nominal consideration.

        In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period; less shares subject to repurchase. Pro forma basic and diluted net loss per common share, as presented in the statements of operations, has been computed for the three and six month periods ended June 30, 2000 and 1999 as described above, and also gives effect to the conversion of preferred stock which automatically converted to common stock immediately prior to the completion of the Company's initial public offering on July 27, 2000 (using the "as if converted" method) from the original date of issuance.

        The Company has excluded all convertible preferred stock, outstanding stock options and warrants, and shares subject to repurchase from the calculation of diluted net loss per common share because all such securities are anti-dilutive for all applicable periods presented.

3.      ACQUISITION OF AXYS ADVANCED TECHNOLOGIES, INC.

        On April 28, 2000, the Company acquired Axys Advanced Technologies, Inc.
(AAT), a wholly owned subsidiary of Axys Pharmaceuticals, Inc. The acquisition was accounted for as a purchase in accordance with the provisions of APB No. 16. The Company and Axys will make certain income tax elections so that the total cost of the acquisition will be allocated to the income tax basis of the assets acquired. The Company has obtained a report from Houlihan Valuation Advisors, an independent valuation firm and performed other procedures necessary to complete the purchase price allocation.

        A summary of the AAT acquisition costs and allocation to the assets acquired and liabilities assumed is as follows:

        Total acquisition costs:
           Cash paid at acquisition                                 $     50,000
           Issuance of promissory note                                   550,334
           Issuance of common stock, warrant and stock options        59,769,495
           Acquisition-related expenses                                  345,099
                                                                 ---------------
                                                                    $ 60,714,928
        Allocated to assets and liabilities as follows:
           Tangible assets acquired                                 $ 12,252,068
           Assumed liabilities                                        (2,866,773)
           In-process research and development                         9,000,000
           Assembled workforce                                         1,344,067
           Below market value lease                                    1,221,105
           Goodwill                                                   39,764,461
                                                                   -------------
                                                                    $ 60,714,928

        The goodwill is being amortized on a straight-line basis over a period of ten years from the date of acquisition. The assembled workforce and below market lease intangible assets will be amortized on a straight-line basis over a period of three and four years, respectively, from the date of acquisition.

        The value of the in-process research and development was determined based on a discounted cash flow analysis of projected future earnings for each project. The revenue stream from each research and development project was estimated based upon its stage of completion as of the acquisition date. The discount rates used for the analysis were adjusted based on the stage of completion to give effect to uncertainties in meeting the projected cash flows. The discount rates used ranged from 20% to 40%.

        Assuming that the acquisition of AAT had occurred on the first day of the Company's fiscal year ended December 31, 1999, pro forma condensed consolidated financial information would be as follows:

                                                         Six months ended June 30,
                                                       -----------------------------
                                                            2000           1999
                                                       -------------   -------------
     Revenues .......................................  $ 19,772,000    $ 13,246,000
     Net loss .......................................   (11,791,000)     (1,924,000)
     Net loss per share, basic and diluted ..........  $      (1.16)   $       (.23)

        This pro forma information is not necessarily indicative of the actual results that would have been achieved had AAT been acquired the first day of the Company's fiscal year ended December 31, 1999, nor is it necessarily indicative of future results.

4.      ACQUISITION OF STRUCTURAL PROTEOMICS, INC.

        On May 5, 2000, the Company entered into agreements with Structural Proteomics, Inc. (SPI) and its shareholders to acquire 75% of the outstanding shares of SPI in exchange for $1,000,000 in cash and 150,000 shares of DPI common stock. The acquisition was accounted for as a purchase in accordance with the provisions of APB No. 16.

5.    DEFERRED STOCK COMPENSATION

      In conjunction with the Company's initial public offering completed on July 27, 2000, the Company reviewed its exercise prices and arrived at the estimated fair value for each option grant in 1999 and the first six months of 2000. With respect to the grant of stock options and sale of restricted stock to employees during the year ended December 31, 1999 and the six months ended June 30, 2000, the Company has recorded deferred stock compensation totaling approximately $3.7 million, representing the difference at the date of grant between the exercise or purchase price and the estimated fair value of the Company's common stock as estimated by the Company's management for financial reporting purposes in accordance with APB No. 25. Deferred compensation is included as a reduction of stockholders' equity and is being amortized to expense on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation No. 28 over the vesting period of the options and restricted stock. During the six months ended June 30, 2000, the Company recorded amortization of stock-based compensation expense of approximately $0.6 million.

                     DISCOVERY PARTNERS INTERNATIONAL, INC.

                                     PART I
                       FINANCIAL INFORMATION (CONTINUED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS FORM 10-Q CONTAINS CERTAIN STATEMENTS THAT ARE NOT STRICTLY HISTORICAL AND ARE "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND INVOLVE A HIGH DEGREE OF RISK AND UNCERTAINTY. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWORD-LOOKING STATEMENTS DUE TO RISKS AND UNCERTAINTIES THAT EXIST IN THE COMPANY'S OPERATIONS, DEVELOPMENT EFFORTS AND BUSINESS ENVIRONMENT, INCLUDING INTEGRATION OF ACQUIRED BUSINESSES, THE TREND TOWARD CONSOLIDATION OF THE PHARMACEUTICAL INDUSTRY, QUARTERLY SALES VARIABILITY, TECHNOLOGICAL ADVANCES BY COMPETITORS, AND OTHER RISKS AND UNCERTAINTIES DESCRIBED IN THIS DOCUMENT.

                                    OVERVIEW

        We sell a broad range of products and services to pharmaceutical and biotechnology companies to make the drug discovery process for our customers faster, less expensive and more effective at generating drug candidates. We focus on the portion of the drug discovery process that begins after identification of a drug target through when a drug candidate is ready for clinical trials. We develop, produce and sell collections of chemical compounds that pharmaceutical companies test for their potential use as new drugs or for use as the chemical starting point for new drugs. We also develop, manufacture and sell proprietary instruments and the associated line of consumable supplies that are used by the pharmaceutical industry in their own in-house drug discovery chemistry operations. Additionally, we provide testing services to the pharmaceutical industry in which chemical compounds are tested for their biological activity as potential drugs. We also provide computational software tools that guide the entire process of chemical compound design, development and testing. We recently acquired three businesses, Discovery Technologies (DTL), Axys Advanced Technologies (AAT) and Structural Proteomics (SPI).

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

        Revenue. Total revenue increased 183% from the three months ended June 30, 1999 to the three months ended June 30, 2000, and increased 135% from the six months ended June 30, 1999 to the six months ended June 30, 2000. The increases in revenue result from internal growth as well as contributions by our recently acquired businesses: Discovery Technologies (completed in December, 1999), Axys Advanced Technologies (completed in April, 2000), and Structural Proteomics (completed in May, 2000).

        Gross Margin. Gross margins increased from 35.6% for the three months ended June 30, 1999 to 50.4% for the three months ended June 30, 2000, and increased from 37.3% for the six months ended June 30, 1999 to 47.1% for the six months ended June 30, 2000. The gross margin improvement results from higher margins from our screening revenue and compound library revenue related to our recently acquired businesses, as well as improved margins on our historical product lines.

        Research and development expenses. Research and development expenses consist primarily of salaries and benefits, supplies and expensed development materials, and facilities costs and equipment depreciation. Research and development expenses increased 144% or $1.1 million from the three months ended June 30, 1999 to the three months ended June 30, 2000 and increased 42% or $723,000 from the six months ended June 30, 1999 to the six months ended June 30, 2000. Research and development expenses increased primarily as a result of the three acquisitions we completed within the last six months. As a percentage of revenues, research and development expenses decreased from 22.1% for the three months ended June 30, 1999 to 19.7% for the three months ended June 30, 2000, and from 27.4% for the six months ended June 30, 1999 to 17.0% for the six months ended June 30, 2000.

        Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries and benefits for sales and marketing and administrative personnel, advertising and promotional expenses, professional services, and facilities costs. Selling, general and administrative expenses increased 123% or $1.2 million from the three months ended June 30, 1999 to the three months ended June 30, 2000 and increased 79% or $1.6 million from the six months ended June 30, 1999 to the six months ended June 30, 2000. Selling, general and administrative expenses decreased as a percentage of revenue, from 28.6% for the three months ended June 30, 1999 to 22.8% for the three months ended June 30, 2000, and from 32.8% for the six months ended June 30, 1999 to 25.1% for the six months ended June 30, 2000.

        Stock-based compensation. During the three months and six months ended June 30, 2000, we granted stock options with exercise prices that were less than the estimated fair value of the underlying shares of common stock on the date of grant. As a result, we have recorded and will continue to record stock-based compensation expense over the period that these options vest. The deferred stock-based compensation expense for the three months ended June 30, 2000 was approximately $346,000, compared to approximately $67,000 for the three months ended June 30, 1999. The deferred stock-based compensation expense for the six months ended June 30, 2000 was approximately $610,000, compared to approximately $137,000 for the six months ended June 30, 1999.

        Amortization of goodwill. We recognized approximately $837,000 and $993,000 in goodwill amortization expense for the three months and six months ended June 30, 2000, in connection with the three acquisitions we completed during the last six months. All three acquisitions were accounted for as purchases. There was no goodwill amortization expense during the first six months of 1999.

        In-Process Research and Development. We recorded $9.0 million in expense during the three months ended June 30, 2000, as a result of the write-off of in-process research and development acquired as part of the AAT acquisition.

        Interest income. We realized net interest income of approximately $49,000 for the three months ended June 30, 2000, as compared to net interest income of approximately $66,000 for the three months ended June 30,

1999. We realized net interest expense of approximately $1.3 million for the six months ended June 30, 2000, as compared to net interest income of approximately $142,000 for the six months ended June 30, 1999. The net interest expense incurred during the first six months of 2000 was primarily a result of approximately $1.2 million in imputed interest expense equal to the fair value of warrants that were issued in connection with certain notes payable. We anticipate interest income to increase significantly as a result of the $96.3 million in net proceeds we received in August, 2000 from our initial public offering.

        Net loss from operations. Net loss from operations decreased from a loss of $.6 million for the three months ended June 30, 1999 to a loss of $9.4 million for the three months ended June 30, 2000, and from a loss of $1.6 million for the six months ended June 30, 1999 to a loss of $9.9 million for the six months ended June 30, 2000. Excluding goodwill amortization and the one-time write-off of in-process research and development associated with our recent acquisitions, net profit (loss) from operations increased to a profit of $.4 million for the three months ended June 30, 2000 and a profit of $.1 for the six months ended June 30, 2000.

Liquidity and Capital Resources

        We have funded our operations principally with $39.0 million of private equity financings and $3.7 million in short-term and long-term debt and equipment financing arrangements. Equity investments came from a series of five preferred stock offerings over the period October 1995 through April 2000.

        At June 30, 2000, cash and cash equivalents totaled approximately $3.6 million, compared to $2.9 million at December 31, 1999.

        On July 27, 2000 we completed an initial public offering which generated net proceeds to the Company of approximately $83.7 million. On August 25, 2000 the Company's underwriters exercised in full their over-allotment option, which generated an additional $12.6 million in net proceeds to the Company.

        Net cash used in operating activities for the six months ended June 30, 2000 was approximately $1.4 million. A net loss of $10.9 million was offset by non-cash charges of $13.0 million, including a $9.0 write-off of purchased in-process research and development. Accounts receivable increased by $4.6 million of cash (offset by an increase in accounts payable of $1.7 million), due to increased revenue and associated expenses during the period.

        In April 2000, we issued 1,392,503 shares of Series E redeemable convertible preferred stock at $8.00 per share in exchange for the conversion of $6.1 million in outstanding promissory notes and accrued interest and $5.0 million in additional cash.

        In April 2000, we acquired AAT, a wholly-owned subsidiary of Axys Pharmaceuticals, Inc. in exchange for 7,429,641 shares of our common stock, a promissory note in the principal amount of $550,344 and $50,031 in cash.

        In May 2000, we acquired 75% of the outstanding shares of Structural Proteomics for total consideration of $1.0 million in cash and 150,000 shares of our common stock. We paid the 150,000 shares of our common stock directly to two shareholders of Structural Proteomics, while we invested the $1.0 million in Structural Proteomics as consideration for newly issued shares.

        We anticipate investing up to $7.0 million through December 31, 2001 in leasehold improvements and capital equipment necessary to support future revenue growth. Our actual future capital requirements will depend on a number of factors, including our success in increasing sales of both existing and new products and services, expenses associated with unforeseen litigation, regulatory changes and competition and technological developments, and potential future merger and acquisition activity. We believe our existing cash and cash equivalents, including the net proceeds from our initial public offering completed on July 27, 2000, plus any cash generated from operations, will be sufficient to fund our operating expenses, debt obligations and capital requirements through at least December 31, 2001.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Short-term investments. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments are and will be in short-term marketable securities. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure.

        Foreign currency rate fluctuations. The functional currency for the European operations of our IRORI group is the U.S. dollar, and the functional currency for our Discovery Technologies group is the Swiss franc. Our subsidiary accounts are translated from their local currency to the U.S. dollar using the current exchange rate in effect at the balance sheet date for the balance sheet accounts, and using the average exchange rate during the period for revenues and expense accounts. The effects of translation for the European operations of our IRORI group are recorded as foreign currency gains (losses) in the consolidated statement of operations. The effects of translation for our Discovery Technologies group are recorded as a separate component of stockholders' equity. Our European subsidiaries conduct their business with customers in local currencies. Exchange gains and losses arising from these transactions are recorded using the actual exchange differences on the date of the transaction. We have not taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with our European subsidiaries or transactions with our worldwide customers. The net tangible assets of our two European subsidiaries combined were $6.1 million at June 30, 2000. A 1% decrease in the value of the British pound and Swiss franc relative to the U.S. dollar would result in a foreign translation loss of $61,000.

        Inflation. We do not believe that inflation has had a material impact on our business or operating results during the periods presented.

                             RISKS AND UNCERTAINTIES

        In addition to the other information contained herein, you should carefully consider the following risk factors in evaluating our company.

                          RISKS RELATED TO OUR BUSINESS

WE RECENTLY HAVE ACQUIRED SEVERAL BUSINESSES AND FACE RISKS ASSOCIATED WITH
        INTEGRATING THESE BUSINESSES AND POTENTIAL FUTURE ACQUISITIONS.

        We recently completed the acquisitions of Axys Advanced Technologies
(AAT), Discovery Technologies and 75% of the stock of Structural Proteomics, and are in the process of integrating these businesses. We plan to continue to review potential acquisition candidates in the ordinary course of our business and our strategy includes building our business through acquisitions. Acquisitions involve numerous risks, including among others, difficulties and expenses incurred in the consummation of acquisitions and assimilation of the operations, personnel and services or products of the acquired companies, difficulties of operating new businesses, the diversion of management's attention from other business concerns and the potential loss of key employees of the acquired company. For example, distance and cultural differences may make it difficult for us to successfully assimilate the operations of our recently acquired assay development and high throughput screening operations (Discovery Technologies) located in Switzerland with our medicinal chemistry operations located in San Diego. Further, integrating the chemistry operations performed by AAT with our existing chemistry operations will cause some key employees to have overlapping functional roles, which may lead to their departure if they are unable or unwilling to assume new or different roles within our merged organization. If we do not successfully integrate the three businesses we recently acquired or any businesses we may acquire in the future, our business will suffer. Additionally, acquisition candidates may not be available in the future or may not be available on terms and conditions acceptable to us. Acquisitions of foreign companies also may involve additional risks of assimilating different business practices, overcoming language and cultural barriers and foreign currency translation. We currently have no agreements or commitments with respect to any acquisition and we may never successfully complete any additional acquisitions.

WE MAY NOT ACHIEVE OR SUSTAIN PROFITABILITY IN THE FUTURE.

        We are at an early stage of executing our business plan. We have incurred operating and net losses and negative cash flow from operations since our inception. As of June 30, 2000, we had an accumulated deficit of $30.7 million. For the years ended December 31, 1997, 1998 and 1999 and the six months ended June 30, 2000, we had net losses of $4.8 million, $6.3 million, $3.4 million, and $10.9 million, respectively. We may also in the future incur operating and net losses and negative cash flow from operations, due in part to anticipated increases in expenses for research and product development, acquisitions of complementary businesses and technologies and expansion of our sales and marketing capabilities. We incurred no goodwill charges in the years ended 1997, 1998 and 1999. We incurred goodwill charges in the amount of $1.0 million for the six months ended June 30, 2000. Beginning in July 2000, goodwill charges for acquisitions we have already made will be at a straight-line rate of $397,000 per month, or $4.8 million per year, for the next ten years. Given our acquisition strategy, we expect significant goodwill charges to affect our net income (loss) for the foreseeable future. We may not be able to achieve or maintain profitability. Moreover, if we do achieve profitability, the level of any profitability cannot be predicted and may vary significantly from quarter to quarter.

WE MAY INCUR EXCHANGE LOSSES WHEN FOREIGN CURRENCY USED IN INTERNATIONAL
        TRANSACTIONS IS CONVERTED INTO U.S. DOLLARS.

        For the six months ending June 30, 2000, 8.8% of our actual revenue was invoiced and our corresponding expenses were incurred in foreign currency, including the British pound, the Swiss franc and the Euro. Currency fluctuations between the U.S. dollar and the currencies in which we do business will cause foreign currency translation gains and losses. We cannot predict the effects of exchange rate fluctuations on our future operating results because of the number of currencies involved, changes in the percentage of our revenue which will be invoiced in foreign currencies, the variability of currency exposure and the potential volatility of currency exchange rates. We do not currently engage in foreign exchange hedging transactions to manage our foreign currency exposure.

IF OUR PRODUCTS AND SERVICES DO NOT BECOME WIDELY USED IN THE PHARMACEUTICAL AND
        BIOTECHNOLOGY INDUSTRIES, IT IS UNLIKELY THAT WE WILL BE PROFITABLE.

        We have a limited history of offering our products and services, including our NanoKan System, informatics tools and collections of chemical compounds. It is uncertain whether our current customers will continue to use these products and services or whether new customers will use these products and services. In order to be successful, our products and services must meet the requirements of the pharmaceutical and biotechnology industries, and we must convince potential customers to use our products and services instead of competing technologies. Market acceptance will depend on many factors, including our ability to:

        - convince potential customers that our technologies are attractive alternatives to other technologies for drug discovery;

        - manufacture products and conduct services in sufficient quantities with acceptable quality and at an acceptable cost;

        - convince potential customers to purchase drug discovery products and services from us rather than developing them internally; and

        -  place and service sufficient quantities of our products.

Because of these and other factors, our products and services may not gain market acceptance.

WE MAY FAIL TO EXPAND CUSTOMER RELATIONSHIPS THROUGH INTEGRATION OF PRODUCTS AND
        SERVICES.

        We may not be successful in selling our offerings in combination across the range of drug discovery disciplines we serve because integrated combinations of our products and services may not achieve time and cost efficiencies for our customers. In addition, we may not succeed in further integrating our offerings. We may not be able to use existing relationships with customers in individual areas of our business to sell products and services in multiple areas of drug discovery. If we do not achieve integration of our products and services, we may not be able to take advantage of potential revenue opportunities.

OUR SUCCESS WILL DEPEND ON OUR ABILITY TO MANAGE RAPID GROWTH AND EXPANSION.

        Growth in our operations has placed and, if we grow in the future, will continue to place a significant strain on our operational, human and financial resources. We recently have acquired three new businesses and we intend to continue to grow our business. We have not expanded our management and infrastructure in advance of anticipated growth, nor do we intend to. Therefore, as we expand our operations we will not necessarily have in place infrastructure and personnel sufficient to accommodate the increased size of our business. Our ability to manage effectively any growth through acquisitions or any internal growth will depend, in large part, on our ability to hire, train and assimilate additional management, professional, scientific and technical personnel and our ability to expand, improve and effectively use our operating, management, marketing and financial systems to accommodate our expanded operations. These tasks are made more difficult as we acquire businesses in geographically disparate locations, such as our recent acquisitions of Discovery Technologies in Switzerland, AAT in the San Francisco area, and Structural Proteomics in New Jersey.

OUR DIRECTED SORTING PRODUCTS AND OUR LARGE COMPOUND LIBRARIES HAVE LENGTHY
        SALES CYCLES, WHICH COULD CAUSE OUR OPERATING RESULTS TO FLUCTUATE SIGNIFICANTLY FROM QUARTER TO QUARTER.

        Sales of our Directed Sorting products and our large compound libraries typically involve significant technical evaluation and commitment of capital by our customers. Accordingly, the sales cycles, or the time from finding a prospective customer through closing the sale, associated with these products range from six to eighteen months. Sales of these products are subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews that are beyond our control. Due to these lengthy and unpredictable sales cycles, our operating results could fluctuate significantly from quarter to quarter. We expect to continue to experience significant fluctuations in quarterly operating results due to a variety of factors, such as general and industry specific economic conditions which may affect the research and development expenditures of pharmaceutical and biotechnology companies.

        A large portion of our expenses, including expenses for facilities, equipment and personnel, are relatively fixed. Accordingly, if revenues decline or do not grow as anticipated, we might not be able to correspondingly reduce our operating expenses. Failure to achieve anticipated levels of revenues could therefore significantly harm our operating results for a particular fiscal period.

        Due to the possibility of fluctuations in our revenues and expenses, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

WE DEPEND ON THIRD-PARTY PRODUCTS AND SERVICES AND SOLE OR LIMITED SOURCES OF
        SUPPLY TO MANUFACTURE SOME COMPONENTS OF OUR DIRECTED SORTING PRODUCTS.

        We rely on outside vendors to manufacture components and subassemblies used in our Directed Sorting products. Some of these components and subassemblies are obtained from a single supplier or a limited group of suppliers. We depend on sole-source suppliers for the mesh component of our reactors, the radio frequency (RF) tags used in our commercial products and the two-dimensional bar code tags used in our NanoKan System. These materials are obtained from suppliers on standard commercial terms, and we do not have long-term supply agreements with any of these suppliers. Our reliance on outside vendors generally, and a sole or limited group of suppliers in particular, involves several risks, including:

        - the inability to obtain an adequate supply of required components due to manufacturing capacity constraints, a discontinuance of a product by a third-party manufacturer or other supply constraints;

        -  reduced control over quality and pricing of components; and

        -  delays and long lead times in receiving materials from vendors.

WE HAVE NOT YET DELIVERED OUR NANOKAN SYSTEM; ALSO, WE FACE RESTRICTIONS ON OUR
        ABILITY TO SELL THIS PRODUCT TO ADDITIONAL CUSTOMERS.

        We have not yet delivered our NanoKan System which we currently are developing for sale to Bristol-Myers Squibb and Aventis. We may not be able to successfully complete development of the NanoKan System and, after development, it may not meet our customers' expectations. Further, under agreements with Bristol-Myers Squibb and Aventis, we are prohibited from delivering the NanoKan System to any additional customers until one year following the delivery of both systems to Bristol-Myers Squibb and Aventis. We expect to deliver both systems in 2000; however, delivery may be delayed beyond 2000 due to factors beyond our control, such as unexpected development problems or natural disasters. If delivery to Bristol-Myers Squibb or Aventis is delayed, we will not be able to deliver additional NanoKan Systems for a longer period of time and therefore, potential revenues for future sales may be delayed or lost.

OUR CUSTOMERS MAY RESTRICT OUR USE OF SCIENTIFIC INFORMATION, WHICH COULD
        PREVENT US FROM USING THIS INFORMATION FOR ADDITIONAL REVENUE.

        We plan to generate and use information that is not proprietary to our customers and that we derive from performing drug discovery services for our customers. However, our customers may not allow us to use information such as the general interaction between types of chemistries and types of drug targets that we generate when performing drug discovery services for them. Our current contracts restrict our use of scientific information we generate for our customers, such as the biological activity of chemical compounds with respect to drug targets, and future contracts also may restrict our use of scientific information. To the extent that our use of information is restricted, we may not be able to collect and aggregate scientific data and take advantage of potential revenue opportunities.

OUR OPERATIONS COULD BE INTERRUPTED BY DAMAGE TO OUR FACILITIES.

        Our results of operations are dependent upon the continued use of our highly specialized laboratories and equipment. Our operations are primarily concentrated in facilities in San Diego, California and near San Francisco, California and Basel, Switzerland. Natural disasters, such as earthquakes, could damage our laboratories or equipment and these events may materially interrupt our business. We maintain business interruption insurance to cover lost revenues caused by such occurrences. However, this insurance would not compensate us for the loss of opportunity and potential adverse impact on relations with existing customers created by an inability to meet our customers' needs in a timely manner.

                   RISKS RELATED TO OPERATING IN OUR INDUSTRY

THE CONCENTRATION OF THE PHARMACEUTICAL INDUSTRY AND THE CURRENT TREND TOWARD
        INCREASING CONSOLIDATION COULD HURT OUR BUSINESS PROSPECTS.

        The market for our products and services is highly concentrated, with approximately 50 large pharmaceutical companies conducting drug discovery research. The continuation of the current trend toward consolidation of the pharmaceutical industry may reduce the number of our potential customers even further. Accordingly, we expect that a relatively small number of customers will account for a substantial portion of our revenues. Before our recent acquisitions of AAT, Discovery Technologies and Structural Proteomics, in 1999 our net revenue from our three largest customers represented approximately 22%, 20% and 7% of total net revenue, respectively.

        Additional risks associated with a highly concentrated customer base include:

        -  fewer customers for our products and services;

        - larger companies may develop in-house technology and expertise rather than using our products and services;

        - larger customers may negotiate price discounts or other terms for our products and services that are unfavorable to us; and

        -  the market for our products and services may become saturated.

        For example, because of the heavy concentration of the pharmaceutical industry and the high cost of our NanoKan System, we expect to sell only a small number of NanoKan Systems before we saturate the market for this product. When we are no longer able to sell additional NanoKan Systems, we will be dependent upon the sale of consumables for revenue from this product line. Similarly, there are signs that the market for our AutoSort System is becoming saturated.

THE DRUG DISCOVERY INDUSTRY IS COMPETITIVE AND SUBJECT TO TECHNOLOGICAL CHANGE,
        AND WE MAY NOT HAVE THE RESOURCES NECESSARY TO COMPETE SUCCESSFULLY.

        We compete with companies in the United States and abroad that engage in the development and production of drug discovery products and services. These competitors include companies engaged in the following areas of drug discovery:

        - Assay, development and screening, including Aurora Biosciences and Pharmacopeia;

        -  Combinatorial chemistry instruments, including Argonaut and Bohdan;

        - Compound libraries and lead optimization, including Albany Molecular Research and Arqule; and

        -  Informatics, including MSI division of Pharmacopeia and Tripos.

        Academic institutions, governmental agencies and other research organizations also conduct research in areas in which we provide services, either on their own or through collaborative efforts. Also, essentially all of our pharmaceutical company customers have internal departments which provide some of the products and services which we sell, so these customers may have limited needs for our products and services. Many of our competitors, including Pharmacopeia, have access to greater financial, technical, research, marketing, sales, distribution, service and other resources than we do.

        Moreover, the pharmaceutical and biotechnology industries are characterized by continuous technological innovation. We anticipate that we will face increased competition in the future as new companies enter the market and our competitors make advanced technologies available. Technological advances or entirely different approaches that we or one or more of our competitors develop may render our products, services and expertise obsolete or uneconomical. For example, advances in informatics and virtual screening may render some of our technologies, such as our large compound libraries, obsolete. Additionally, the existing approaches of our competitors or new approaches or technologies that our competitors develop may be more effective than those we develop. We may not be able to compete successfully with existing or future competitors.

OUR SUCCESS WILL DEPEND ON THE PROSPECTS OF THE PHARMACEUTICAL AND BIOTECHNOLOGY
        INDUSTRIES AND THE EXTENT TO WHICH THESE INDUSTRIES USE THIRD-PARTY ASSISTANCE WITH ONE OR MORE ASPECTS OF THEIR DRUG DISCOVERY PROCESS.

        Our revenues depend to a large extent on research and development expenditures by the pharmaceutical, biotechnology and agricultural industries and companies in these industries outsourcing research and development projects. These expenditures are based on a wide variety of factors, including the resources available for purchasing research equipment, the spending priorities among various types of research and policies regarding expenditures during recessionary periods. General economic downturns in our customers' industries or any decrease in research and development expenditures could harm our operations. Any decrease in drug discovery spending by pharmaceutical and biotechnology companies could cause our revenues to decline and adversely impact our profitability.

OUR SUCCESS WILL DEPEND ON OUR ABILITY TO ATTRACT AND RETAIN KEY EXECUTIVES,
        AND EXPERIENCED SCIENTISTS AND SALES PERSONNEL.

        Our future success will depend to a significant extent on our ability to attract, retain and motivate highly skilled scientists and sales personnel. In addition, our business would be significantly harmed if we lost the services of Riccardo Pigliucci, our chief executive officer, or David Coffen, our chief scientific officer. Our ability to maintain, expand or renew existing engagements with our customers, enter into new engagements and provide additional services to our existing customers depends, in large part, on our ability to hire and retain scientists with the skills necessary to keep pace with continuing changes in drug discovery technologies and sales personnel who are highly motivated. Additionally, it is difficult for us to find qualified sales personnel in light of the fact that our sales personnel generally hold Ph.D's. Our employees are "at will" which means that they may resign at any time, and we may dismiss them at any time. We believe that there is a shortage of, and significant competition for, scientists with the skills and experience in the sciences necessary to perform the services we offer. We compete with pharmaceutical companies, biotechnology companies, combinatorial chemistry companies, contract research companies and academic institutions for new personnel. In addition, our inability to hire additional qualified personnel may require an increase in the workload for both existing and new personnel. We may not be successful in attracting new scientists or sales personnel or in retaining or motivating our existing personnel.

THE INTELLECTUAL PROPERTY RIGHTS WE RELY ON TO PROTECT THE TECHNOLOGY UNDERLYING
        OUR PRODUCTS AND TECHNIQUES MAY NOT BE ADEQUATE, WHICH COULD ENABLE THIRD PARTIES TO USE OUR TECHNOLOGY OR VERY SIMILAR TECHNOLOGY AND COULD REDUCE OUR ABILITY TO COMPETE IN THE MARKET.

        Our success will depend on our ability to obtain, protect and enforce patents on our technology and to protect our trade secrets. We also depend, in part, on patent rights that third parties license to us. Any patents we own or license may not afford meaningful protection for our technology and products. Others may challenge our patents or the patents of our licensors and, as a result, these patents could be narrowed, invalidated or rendered unenforceable. In addition, current and future patent applications on which we depend may not result in the issuance of patents in the United States or foreign countries. Competitors may develop products similar to ours which are not covered by our patents. Further, since there is a substantial backlog of patent applications at the U.S. Patent and Trademark Office, the approval or rejection of our or our competitors' patent applications may take several years.

        In addition to patent protection, we also rely on copyright protection, trade secrets, know-how, continuing technological innovation and licensing opportunities. In an effort to maintain the confidentiality and ownership of our trade secrets and proprietary information, we require our employees, consultants and advisors to execute confidentiality and proprietary information agreements. However, these agreements may not provide us with adequate protection against improper use or disclosure of confidential information and there may not be adequate remedies in the event of unauthorized use or disclosure. Furthermore, like many technology companies, we may from time to time hire scientific personnel formerly employed by other companies involved in one or more areas similar to the activities conducted by us. In some situations, our confidentiality and proprietary information agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants or advisors have prior employment or consulting relationships. Although we require our employees and consultants to maintain the confidentiality of all confidential information of previous employers, their prior affiliations may subject us or these individuals to allegations of trade secret misappropriation or other similar claims. Finally, others may independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to our trade secrets. Our failure to protect our proprietary information and techniques may inhibit or limit our ability to exclude certain competitors from the market.

THE DRUG DISCOVERY INDUSTRY HAS A HISTORY OF INTELLECTUAL PROPERTY LITIGATION
        AND WE MAY BE INVOLVED IN INTELLECTUAL PROPERTY LAWSUITS, WHICH MAY BE EXPENSIVE.

        In order to protect or enforce our patent rights, we may have to initiate legal proceedings against third parties. In addition, others may sue us for infringing their intellectual property rights or we may find it necessary to initiate a lawsuit seeking a declaration from a court that we are not infringing the proprietary rights of others. The patent positions of pharmaceutical, biotechnology and drug discovery companies are generally uncertain. A number of pharmaceutical companies, biotechnology companies, independent researchers, universities and research institutions may have filed patent applications or may have been granted patents that cover technologies similar to the technologies owned by, or licensed to, us or our collaborators. For instance, a number of patents may have been issued or may be issued in the future that could cover certain aspects of our technology that could prevent us from using technology that we use or expect to use. In addition, we are unable to determine all of the patents or patent applications that may materially affect our ability to make, use or sell any potential products. Legal proceedings relating to intellectual property would be expensive, take significant time and divert management's attention from other business concerns, no matter whether we win or lose. The cost of such litigation could affect our profitability.

        Further, an unfavorable judgment in an infringement lawsuit brought against us, in addition to any damages we might have to pay, could require us to stop the infringing activity or obtain a license. Any required license may not be available to us on acceptable terms, or at all. In addition, some licenses may be nonexclusive, and therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be unable to sell some of our products or services.

WE MAY BE SUBJECT TO LIABILITY REGARDING HAZARDOUS MATERIALS.

        Our products and services as well as our research and development processes involve the controlled use of hazardous materials such as acids, bases, oxidants, and flammable materials. The acids we use include trifluoroacetic acid and hydrochloric acid; the bases we use include sodium hydroxide and triethylamine; the oxidants we use include peracids and potassium permanganate; and the flammable solvents we use include methanol, hexane and tetrahydrofuran. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. We cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of such an accident, we could be held liable for any damages that result, and any such liability could exceed our resources and disrupt our business. In addition, we may have to incur significant costs to comply with environmental laws and regulations related to the handling or disposal of such materials or waste products in the future, which would require us to spend substantial amounts of money.

                         OTHER RISKS AND UNCERTAINTIES

OUR STOCK PRICE LIKELY WILL BE VOLATILE.

        The trading price of our common stock likely will be volatile and could be subject to fluctuations in price in response to various factors, many of which are beyond our control, including:

        -  actual or anticipated variations in quarterly operating results;

        -  announcements of technological innovations by us or our competitors;

        - new products or services introduced or announced by us or our competitors;

        -  changes in financial estimates by securities analysts;

        - conditions or trends in the pharmaceutical and biotechnology industries;

        - announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

        -  additions or departures of key personnel;

        -  economic and political factors; and

        -  sales of our common stock.

        In addition, price and volume fluctuations in the stock market in general, and the Nasdaq National Market and the market for life sciences companies in particular, have often been unrelated or disproportionate to the operating performance of those companies. Further, the market prices of securities of life sciences companies have been particularly volatile. Conditions or trends in the pharmaceutical and biotechnology industries generally may cause further volatility in the trading price of our common stock, because the market may incorrectly perceive us as a pharmaceutical or biotechnology company. These broad market and industry factors may harm the market price of our common stock, regardless of our operating performance. In the past, plaintiffs have often instituted securities class action litigation following periods of volatility in the market price of a company's securities. A securities class action suit against us could result in potential liabilities, substantial costs and the diversion of management's attention and resources, regardless of whether we win or lose.

OUR EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS OWN A LARGE
        PERCENTAGE OF OUR VOTING STOCK AND COULD DELAY OR PREVENT A CHANGE IN OUR CORPORATE CONTROL OR OTHER MATTERS REQUIRING STOCKHOLDER APPROVAL, EVEN IF FAVORED BY OUR OTHER STOCKHOLDERS.

        Our executive officers, directors and principal stockholders, and their respective affiliates, beneficially own approximately 64.6% of our outstanding common stock. These stockholders, if acting together, would be able to control substantially all matters requiring approval by our stockholders, including the election of all directors and approval of significant corporate transactions. We have agreed to include, as director nominees, a number of nominees of Axys Pharmaceuticals, Inc. which is proportionate to Axys' percentage ownership of our shares. Axys Pharmaceuticals, Inc. currently has the right to nominate for election two of seven directors. Axys Pharmaceuticals, Inc., which owns approximately 32.0% of our common stock, has agreed to vote all of its stock in favor of management's annual slates of director nominees.

BECAUSE IT IS UNLIKELY THAT WE WILL PAY DIVIDENDS, YOU WILL ONLY BE ABLE TO
        BENEFIT FROM HOLDING OUR STOCK IF THE STOCK PRICE APPRECIATES.

        We have never paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future.

ANTI-TAKEOVER PROVISIONS IN OUR CHARTER AND BYLAWS COULD MAKE A THIRD-PARTY
        ACQUISITION OF US DIFFICULT.

        Our certificate of incorporation and bylaws contain provisions that could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

                     DISCOVERY PARTNERS INTERNATIONAL, INC.

                                    PART II
                               OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        (c) Recent Sales of Unregistered Securities.

               In connection with our initial public offering described in Item 2 (d) below, our company completed a reincorporation merger in which Discovery Partners International, Inc., a California corporation (our "Predecessor Corporation") merged with and into Discovery Partners International, Inc., a Delaware corporation, or the Registrant hereunder. The following summarizes sales of unregistered securities by our Predecessor Corporation during the three months ended June 30, 2000. The number of shares involved equate to numbers of our common shares after we reincorporated into Delaware in July, 2000.

               (1) On April 7, 2000, our Predecessor Corporation sold an aggregate of 1,392,503 shares of Series E preferred stock at a price of $8.00 per share to a group of private investors for an aggregate purchase price of $11,140,024. Our Predecessor Corporation received $5,023,000 in cash from this private sale, the remaining $6,117,024 was used to retire several promissory notes held by certain of the investors in this Series E financing. All such issuances were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act").

               (2) On April 11, 2000, our Predecessor Corporation issued (i) 7,425,000 shares of common stock valued at $7.50 per share and a warrant to purchase an additional 200,000 shares of common stock at an exercise price of $8.00 per share to Axys Pharmaceuticals, Inc., and (ii) 4,641 shares of common stock to a minority stockholder of AAT in connection with our Predecessor Corporation's acquisition of AAT by merger. Such issuances were made pursuant to the exemption from registration provided by
               Section 4(2) of the 1933 Act.

               (3) On May 5, 2000, in conjunction with our Predecessor Corporation's acquisition of 75% of the stock of Structural Proteomics, Inc., our Predecessor Corporation issued 150,000 shares of its common stock to two founders of Structural Proteomics. Such issuances were made pursuant to the exemption from registration provided by Section 4(2) of the 1933 Act.

               (4) During the three months ended June 30, 2000, our Predecessor Corporation granted options to purchase an aggregate of 232,351 shares of common stock at a weighted average exercise price of $8.89 per share pursuant to our Predecessor Corporation's 1995 Stock Option/Stock Issuance Plan to certain directors, officers and employees. The issuance of these options was made pursuant to the exemption from registration provided by Rule 701 promulgated under the 1933 Act.

        (d)  Use of Proceeds.

               On August 1, 2000, we closed the sale of 5,000,000 shares of our Common Stock, $0.001 par value, in our initial public offering (the "Offering"), and on August 30, 2000 we closed the sale of an additional 750,000 shares of Common Stock pursuant to the exercise of the underwriters' overallotment option in the Offering. The managing underwriters in the Offering were Chase Securities Inc., Lehman Brothers Inc. and UBS Warburg LLC (the "Underwriters"). The shares of Common Stock sold in the Offering were registered under the 1933 Act on a Registration Statement on Form S-1 (the "Registration Statement") (Reg. No. 333-36638) that was declared effective by the SEC on July 27, 2000. The Offering commenced on July 27, 2000. All 5,750,000 shares of Common Stock registered under the Registration Statement, including the shares covered by the overallotment option, were sold at a price per share of $18.00. The aggregate price of the Offering amount registered was $103,500,000. In connection with the Offering, we paid an aggregate of $7,245,000 in underwriting discounts and commissions to the Underwriters. In addition, the following table sets forth an estimate of all expenses incurred in connection with the Offering, other than underwriting discounts and commissions. All amounts are estimated except for the fees payable to the SEC, National Association of Securities Dealers, Inc. ("NASD") and Nasdaq National Market.

    SEC registration fee                                         $   30,360
    NASD filing fee                                                  12,000
    Nasdaq National Market listing fee                               95,000
    Legal fees and expenses                                         500,000
    Accounting fees and expenses                                    350,000
    Printing and engraving                                          150,000
    Blue Sky fees and expenses (including legal fees)                 5,000
    Transfer agent fees                                               3,500
    Miscellaneous                                                    54,140
                                                                 ----------
            Total                                                $1,200,000
                                                                 ==========

               After deducting the underwriting discounts and commissions and the estimated Offering expenses described above, we received net proceeds from the Offering of approximately $95.1 million. We intend to use the proceeds to fund our operations, including continued development and manufacturing of existing products as well as research and development of additional products and services. We may also use a portion of the net proceeds to acquire new businesses or technologies, hire additional personnel and expand our facilities to be able to meet the growing needs of our business. In addition, we may, if the opportunity arises, use an unspecified portion of the net proceeds to acquire or invest in products, technologies or companies. We intend to use the balance of the net proceeds for general corporate purposes, including working capital. None of the net proceeds of the Offering were paid directly or indirectly to any directors, officers, general partners of our company or their associates, persons owning 10% or more of any class of our equity securities, or affiliates of ours.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


               The following summarizes matters submitted to a vote of the security holders of both our Predecessor Corporation and by us during the three months ended June 30, 2000.

               1. On April 4, 2000, in an action by written consent of the stockholders of our Predecessor Corporation, the holders of 1,248,500 shares of common stock (out of 1,789,068 shares then outstanding) and the holders of 5,008,064 shares of preferred stock, voting on an as-converted basis (out of 6,623,909 shares outstanding on an as-converted basis), approved the amendment and restatement of the Articles of Incorporation of our Predecessor Corporation, which increased the number of authorized shares of common stock and preferred stock and authorized shares of Series E preferred stock.

               2. On April 11, 2000, in an action by written consent of the stockholders of our Predecessor Corporation, the holders of 1,248,500 shares of common stock (out of 1,789,068 shares then outstanding) and the holders of 6,013,414 shares of preferred stock, voting on an as-converted basis (out of 8,016,412 shares outstanding on an as-converted basis), approved the acquisition by our Predecessor Corporation of AAT and the principal terms of the Agreement and Plan of Merger entered into in connection therewith. The stockholders also approved an amendment to the Articles of Incorporation of our Predecessor Corporation to increase the number of authorized shares and to change the definition of "Additional Stock" in the antidilution provisions.

               3. On June 15, 2000, in an action by written consent of the stockholders of our Predecessor Corporation, the holders of 9,338,110 shares of common stock (out of 9,432,542 shares then outstanding) and the holders of 7,788,392 shares of preferred stock, voting on an as-converted basis (out of 8,016,412 shares outstanding on an as-converted basis), approved the reincorporation merger of our Predecessor Corporation with and into us. These stockholders also approved the adoption of our 2000 Stock Incentive Plan and our Employee Stock Purchase Plan.

               4. On June 15, 2000, in a written consent of the sole stockholder, our Predecessor Corporation, as our sole stockholder, approved the merger of our Predecessor Corporation with and into us and the assumption by us of all of the liabilities and obligations of our Predecessor Corporation including our 2000 Stock Incentive Plan and our Employee Stock Purchase Plan.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits:

EXHIBIT NO     Description
----------     -----------

     2.1*      Agreement and Plan of Merger among us, DPII Newco, LLC, Axys
               Pharmaceuticals, Inc. and Axys Advanced Technologies, Inc., dated
               April 11, 2000.

     2.2*      Stock Purchase Agreement among us, Structural Proteomics, Inc.,
               Richard Fine and Boris Klebansky, dated May 5, 2000.

    10.1* Series E Preferred Stock Purchase Agreement among us and the investors listed on Schedule A thereto, dated April 7, 2000.

    10.2* Second Amended and Restated Investors' Rights Agreement among us and the investors listed on Schedule A thereto, dated April 28, 2000, as amended.

    10.3* Amended and Restated Shareholder's Agreement among us and the investors listed on Schedule A thereto, dated April 7, 2000, as amended.

    10.4* Amendment No. 3 to Voting Agreement among us and the investors listed therein, dated April 28, 2000, as amended.

    10.5*      Technology Assignment and License Agreement between Axys
               Pharmaceuticals, Inc. and Axys Advanced Technologies, Inc. dated
               April 28, 2000.

    10.6*      Non-Competition and Non-Disclosure Agreement between us and Axys
               Pharmaceuticals, Inc., dated April 28, 2000.

    10.7*      Indemnity Escrow Agreement between us and Axys Pharmaceuticals,
               Inc., dated April 28, 2000.

    10.8* Services Agreement between us and Axys Pharmaceuticals, Inc., dated April 28, 2000.

    10.9*      First Amendment to Sublease between Axys Pharmaceuticals, Inc.
               and Axys Advanced Technologies, Inc., dated April 28, 2000.

    10.10*     Compound Purchase Agreement between us and Axys Pharmaceuticals,
               Inc., dated April 28, 2000.

    10.11* Standstill Agreement between us and Axys Pharmaceuticals, Inc., dated April 28, 2000.

    10.12*     Rights Agreement between us, Structural Proteomics, Inc., Richard
               Fine, Boris Klebansky and Arnold Hagler, dated May 5, 2000.

    10.13*     Letter Agreement terminating Directorship Agreement with Dieter
               Hoehn, dated May 8, 2000.

    27.1       Financial Data Schedule

     * Previously filed with the Commission as an exhibit to the registration statement on Form S-1 (File No. 333-36638) and incorporated herein by reference.

        (b)    Reports on Form 8-K:

               There were no reports on Form 8-K filed during the quarter ended June 30, 2000.

                     DISCOVERY PARTNERS INTERNATIONAL, INC.
                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 DISCOVERY PARTNERS INTERNATIONAL, INC.




Date:  September 8, 2000         By: /s/ RICCARDO PIGLIUCCI
                                    ---------------------------------
                                    Riccardo Pigliucci
                                    Chief Executive Officer




Date:  September 8, 2000         By: /s/ JACK FITZPATRICK
                                    ---------------------------------
                                    Jack Fitzpatrick
                                    Chief Financial Officer, Vice President
                                    Finance and Administration and Secretary
                                    (Principal Financial and Accounting Officer)