Form 10-Q
period 2000-09-30
DISCOVERY PARTNERS INTERNATIONAL INC
filed 2000-11-14
CIK 1113148

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   ----------


                                    FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000






                        Commission File Number 000-31141


                     DISCOVERY PARTNERS INTERNATIONAL, INC.


State of Incorporation:  Delaware             I.R.S. Employer ID #:  33-0655706


Address: 9640 Towne Centre Drive                   Telephone #:  (858) 455-8600
         San Diego, California  92121






Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days   Yes [X]  No[ ]


As of October 31, 2000 a total of 23,848,751 shares of the Registrant's Common Stock, $0.001 par value, were issued and outstanding.

                     DISCOVERY PARTNERS INTERNATIONAL, INC.
                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                      PAGE
                                                                                      ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets at September 30, 2000 and
            December 31, 1999.......................................................   3

         Condensed Consolidated Statements of Operations for the Three Months
            and Nine Months Ended September 30, 2000 and 1999.......................   4

         Condensed Consolidated Statements of Cash Flows for the Nine Months
            Ended September 30, 2000 and 1999.......................................   5

         Notes to Consolidated Financial Statements.................................   6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations..............................................................   8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.................  10

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..........................................................  19

Item 2.  Changes in Securities and Use of Proceeds..................................  19

Item 3.  Defaults Upon Senior Securities............................................  19

Item 4.  Submission of Matters to a Vote of Security Holders........................  20

Item 5.  Other Information..........................................................  20

Item 6.  Exhibits and Reports on Form 8-K...........................................  20

                     DISCOVERY PARTNERS INTERNATIONAL, INC.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     DISCOVERY PARTNERS INTERNATIONAL, INC.
                     Condensed Consolidated Balance Sheets

                                                                            SEPTEMBER 30, 2000   DECEMBER 31, 1999
                                                                            ------------------   -----------------
                                                                               (UNAUDITED)
ASSETS

Current assets:
    Cash and cash equivalents                                                 $  97,206,578       $   2,884,639
    Accounts receivable                                                           8,394,350           2,785,618
    Inventories                                                                   9,717,993           1,517,297
    Prepaid and other current assets                                              2,228,134             201,284
                                                                              -------------       -------------
      Total current assets                                                      117,547,055           7,388,838

Property and equipment, net                                                       8,785,705           4,655,227

Restricted cash and cash equivalents and other assets                             3,040,853           2,264,200

Patent and license rights, net                                                    3,227,475           1,137,625

Goodwill, net                                                                    45,391,309           6,205,830
                                                                              -------------       -------------
      Total assets                                                            $ 177,992,397       $  21,651,720
                                                                              =============       =============

LIABILITIES REDEEMABLE PREFERRED STOCK AND
STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable & accrued expenses                                       $   5,585,821       $   2,348,226
    Deferred business acquisition payment                                                 -           1,721,775
    Current portion of obligations under capital leases, equipment
      notes payable, line of credit and promissory notes                            761,360           1,184,921
    Deferred revenue                                                              4,182,386           1,935,249
    Notes payable to stockholders                                                         -           3,861,920
                                                                              -------------       -------------
      Total current liabilities                                                  10,529,567          11,052,091

Obligations under capital leases, equipment notes payable,
    and promissory notes less current portion                                       749,162           1,910,177
Deferred rent                                                                        62,363              51,906

Minority interest in Structural Proteomics                                          678,588                   -

Redeemable convertible preferred stock, $.001 par value,
    0 shares authorized as of September 30, 2000; 0 and 6,562,278 issued and outstanding at September 30, 2000 and December 31, 1999,
    respectively                                                                          -          27,906,717

Stockholders' equity (deficit):
    Common stock, $.001 par value, 99,000,000 shares authorized,
      23,844,354 and 1,611,763 issued and outstanding at September 30,
      2000 and December 31, 1999, respectively                                       23,844               1,612
    Preferred stock, $.001 par value, 1,000,000 shares authorized,
      0 shares issued and outstanding at September 30, 2000 and
      December 31, 1999                                                                   -                   -
    Additional paid-in capital                                                  200,016,108           1,399,376
    Deferred compensation                                                        (2,380,832)           (642,282)
    Note receivable from stockholder                                               (240,000)           (240,000)
    Accumulated other comprehensive loss                                           (137,909)            (55,448)
    Accumulated deficit                                                         (31,308,494)        (19,732,429)
                                                                              -------------       -------------
      Total stockholders' equity (deficit)                                      165,972,717         (19,269,171)
                                                                              -------------       -------------
      Total liabilities and stockholders' equity                              $ 177,992,397       $  21,651,720
                                                                              =============       =============

See accompanying notes.

                     DISCOVERY PARTNERS INTERNATIONAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                        3 MONTHS ENDED SEPTEMBER 30,  9 MONTHS ENDED SEPTEMBER 30,
                                                                        ---------------------------   ---------------------------
                                                                            2000           1999           2000           1999
                                                                        ------------   ------------   ------------   ------------
Revenues                                                                $ 10,159,438   $  3,852,887   $ 24,860,364   $ 10,112,233

Cost of revenues (exclusive of $5,292, $2,909, $13,105 and
     $4,116 for the three months ended September 30, 2000 and 1999, and for the nine months ended September 30, 2000 and 1999,
     respectively, of stock-based compensation)                            5,034,624      2,402,660     12,811,364      6,330,370
                                                                         ------------   ------------   ------------   ------------
     Gross margin                                                          5,124,814      1,450,227     12,049,000      3,781,863
                                                                         ------------   ------------   ------------   ------------
Cost and expenses:

    Research and development (exclusive of $159,661, $18,303,
      $386,446 and $32,754 for the three months ended September 30,
      2000 and 1999, and for the nine months ended September 30,
      2000 and 1999, respectively, of stock-based compensation)            2,821,483        774,937      5,317,105      2,487,927

    Selling, general & administrative (exclusive of $211,652, $58,389,
      $586,572 and $179,776 for the three months ended September 30,
      2000 and 1999, and for the nine months ended September 30,
      2000 and 1999, respectively, of stock-based compensation)            2,318,800      1,150,270      6,009,243      3,205,215

    Amortization of stock-based compensation                                 376,605         79,601        986,123        216,646
    Amortization of goodwill                                               1,190,410              -      2,190,877              -
    Write-off of in-process research and development                               -              -      9,000,000              -
                                                                        ------------   ------------   ------------   ------------
      Total operating expenses                                             6,707,298      2,004,808     23,503,348      5,909,788
                                                                        ------------   ------------   ------------   ------------
Loss from operations                                                      (1,582,484)      (554,581)   (11,454,348)    (2,127,925)

Interest income (expense)                                                  1,000,531         48,467       (299,397)       190,878
Foreign currency gains (losses)                                              (86,666)        18,899        107,030        (74,590)

Minority interest in Structural Proteomics                                    38,047              -         70,650              -
                                                                        ------------   ------------   ------------   ------------
Net loss                                                                $   (630,572)  $   (487,215)  $(11,576,065)  $ (2,011,637)
                                                                        ============   ============   ============   ============
Historical net loss per share, basic and diluted                        $      (0.03)  $      (0.42)  $      (1.19)  $      (1.84)
                                                                        ============   ============   ============   ============
Shares used in calculating historical net loss per share,
    basic and diluted                                                     18,731,561       1,167,079      9,692,420      1,094,939
                                                                        ============    ============   ============   ============
Pro forma net loss per share, basic and diluted                         $      (0.03)   $      (0.06)  $      (0.75)  $      (0.26)
                                                                        ============    ============   ============   ============
Shares used in calculating pro forma net loss per share,
    basic and diluted                                                     21,598,203       7,770,653     15,525,048      7,698,513
                                                                        ============    ============   ============   ============

See accompanying notes

                     DISCOVERY PARTNERS INTERNATIONAL, INC.
                 Condensed Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                    ---------------------------------
                                                                        2000                 1999
                                                                    -------------       -------------
OPERATING ACTIVITIES
Net loss                                                            $ (11,576,065)      $  (2,011,637)
Adjustments to reconcile net loss to cash used in
    operating activities:
  Depreciation and amortization                                         2,145,843             557,863
  Amortization of purchased intangibles                                   305,000                   -
  Amortization of goodwill                                              2,035,734                   -
  Amortization of deferred compensation                                   986,123             216,646
  Noncash interest expense for warrants issued                          1,243,847                   -
  Write-off of In-Process R&D                                           9,000,000                   -
  Change in operating assets and liabilities:
    Accounts receivable                                                (3,804,225)           (492,249)
    Inventories                                                        (1,346,547)            274,270
    Other current assets                                               (1,916,017)           (363,222)
    Accounts payable and accrued expenses                               1,260,841            (923,319)
    Deferred revenue                                                    1,319,360          (1,120,216)
    Deferred rent                                                          10,455             (31,748)
    Restricted cash                                                        98,000          (1,000,000)
                                                                    -------------       -------------
Net cash used in operating activities                                    (237,651)         (4,893,612)

INVESTING ACTIVITIES
Purchases of property and equipment                                    (2,619,591)         (1,092,696)
Deposits and other assets                                                (760,842)            181,024
Additional cash consideration for acquisition of
  Discovery Technologies                                               (1,721,775)         (1,958,863)
Purchase of Axys Advanced Technologies                                   (235,575)                  -
                                                                    -------------       -------------
Net cash used in investing activities                                  (5,337,783)         (2,870,535)

FINANCING ACTIVITIES
Proceeds from equipment lease line                                        747,150                   -
Principal payments on capital leases, equipment notes payable,
  line of credit, and promissory notes                                 (2,205,626)           (172,887)
Issuance of preferred stock, net of issuance costs                      5,004,801                   -
Issuance of common stock, net of issuance costs                        94,809,478               5,433
Proceeds from convertible notes payable                                 2,000,000                   -
                                                                    -------------       -------------
Net cash provided by (used in) financing activities                   100,355,803            (167,454)
Effect of exchange rate changes                                          (458,429)                  -
                                                                    -------------       -------------
Net increase (decrease) in cash and cash equivalents                   94,321,940          (7,931,601)

Cash and cash equivalents at beginning of period                        2,884,639          10,714,889
                                                                    -------------       -------------
Cash and cash equivalents at end of period                          $  97,206,579       $   2,783,288

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                       $     259,395       $      36,405

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Conversion of convertible notes payable to
   preferred stock                                                  $   6,000,000       $           -
Issuance of common stock for promissory note                        $           -       $      68,000
Issuance of warrant to purchase preferred stock                     $   1,105,767       $           -
                                                                    =============       =============

See accompanying notes.

                     DISCOVERY PARTNERS INTERNATIONAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2000

1.      BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet as of September 30, 2000, condensed consolidated statements of operations for the three and nine months ended September 30, 2000, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2000 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1999 included in the Company's Form S-1 registration statement as declared effective on July 27, 2000 by the Securities and Exchange Commission.

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

        In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period; less shares subject to repurchase. Pro forma basic and diluted net loss per common share, as presented in the statements of operations, has been computed for the three and nine month periods ended September 30, 2000 and 1999 as described above, and also gives effect to the conversion of preferred stock which automatically converted to common stock immediately prior to the completion of the Company's initial public offering on July 27, 2000 (using the "as if converted" method) from the original date of issuance.

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

        A summary of the AAT acquisition costs and allocation to the assets acquired and liabilities assumed is as follows:

   Total acquisition costs:
      Cash paid at acquisition                                    $     50,000
      Issuance of promissory note                                      550,334
      Issuance of common stock, warrant and stock options           59,769,495
      Acquisition-related expenses                                     345,099
                                                                  ------------
                                                                  $ 60,714,928
                                                                  ============
   Allocated to assets and liabilities as follows:
      Tangible assets acquired                                    $ 12,252,068
      Assumed liabilities                                           (2,581,167)
      In-process research and development                            9,000,000
      Assembled workforce                                            1,344,067
      Below market value lease                                       1,221,105
      Goodwill                                                      39,478,855
                                                                  ------------
                                                                  $ 60,714,928
                                                                  ============

        The goodwill will be amortized on a straight-line basis over a period of ten years from the date of acquisition. The assembled workforce and below market lease intangible assets will be amortized on a straight-line basis over a period of three and four years, respectively, from the date of acquisition.

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

        Assuming that the acquisition of AAT had occurred on the first day of the Company's fiscal year ended December 31, 1999, pro forma condensed consolidated financial information would be as follows:

                                                   Nine months ended September 30,
                                                   -------------------------------
                                                      2000                  1999
                                                      ----                  ----
   Revenues                                      $ 29,931,173          $ 20,592,733
   Net loss                                       (12,422,066)           (2,611,637)
   Net loss per share, basic and diluted         $      (0.85)         $      (0.31)


        This pro forma information is not necessarily indicative of the actual results that would have been achieved had AAT been acquired the first day of the Company's fiscal year ended December 31, 1999, nor is it necessarily indicative of future results.

4.      DEFERRED STOCK COMPENSATION

        In conjunction with the Company's initial public offering effective on July 27, 2000, the Company reviewed its stock option grant exercise prices and arrived at the estimated fair value for each option grant in 1999 and the first nine months of 2000. With respect to the grant of stock options and sale of restricted stock to employees during the year ended December 31, 1999 and the nine months ended September 30, 2000, the Company has recorded deferred stock compensation totaling approximately $3.7 million, representing the difference at the date of grant between the exercise or purchase price and the estimated fair value of the Company's common stock as estimated by the Company's management for financial reporting purposes in accordance with APB No. 25. Deferred compensation is included as a reduction of stockholders' equity and is being amortized to expense on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation No. 28 over the vesting period of the options and restricted stock. During the nine months ended September 30, 2000, the Company recorded amortization of stock-based compensation expense of approximately $1.0 million.

                     DISCOVERY PARTNERS INTERNATIONAL, INC.

                                     PART I
                        FINANCIAL INFORMATION (CONTINUED)



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS FORM 10-Q CONTAINS CERTAIN STATEMENTS THAT ARE NOT STRICTLY HISTORICAL AND ARE "FORWARD-LOOKING" STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND INVOLVE A HIGH DEGREE OF RISK AND UNCERTAINTY. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWORD-LOOKING STATEMENTS DUE TO RISKS AND UNCERTAINTIES THAT EXIST IN OUR OPERATIONS, DEVELOPMENT EFFORTS AND BUSINESS ENVIRONMENT, INCLUDING INTEGRATION OF ACQUIRED BUSINESSES, THE TREND TOWARD CONSOLIDATION OF THE PHARMACEUTICAL INDUSTRY, QUARTERLY SALES VARIABILITY, TECHNOLOGICAL ADVANCES BY COMPETITORS, AND OTHER RISKS AND UNCERTAINTIES DESCRIBED IN THIS DOCUMENT AND OUR FORM S-1 REGISTRATION STATEMENT AS DECLARED EFFECTIVE ON JULY 27, 2000 BY THE SECURITIES AND EXCHANGE COMMISSION.

                                    OVERVIEW

        We sell a broad range of products and services to pharmaceutical and biotechnology companies to make the drug discovery process for our customers faster, less expensive and more effective at generating drug candidates. We focus on the portion of the drug discovery process that begins after identification of a drug target through when a drug candidate is ready for clinical trials. We develop, produce and sell collections of chemical compounds that pharmaceutical and biotechnology companies test for their potential use as new drugs or for use as the chemical starting point for new drugs. We also develop, manufacture and sell proprietary instruments and the associated line of consumable supplies that are used by the pharmaceutical and biotechnology industries in their own in-house drug discovery chemistry operations. Additionally, we provide testing services to our customers in which chemical compounds are tested for their biological activity as potential drugs. We also provide computational software tools that guide the entire process of chemical compound design, development and testing. During the past nine months we acquired three businesses: Discovery Technologies (DTL), Axys Advanced Technologies (AAT) and Structural Proteomics (SPI).

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

        Revenue. Total revenue increased 164% from the three months ended September 30, 1999 to the three months ended September 30, 2000, and increased 146% from the nine months ended September 30, 1999 to the nine months ended September 30, 2000. The increases in revenue result from internal growth as well as contributions by our recently acquired businesses: Discovery Technologies (completed in December, 1999), Axys Advanced Technologies (completed in April,
2000), and Structural Proteomics (completed in May, 2000).

        Gross margin. Gross margins increased from 37.6% for the three months ended September 30, 1999 to 50.4% for the three months ended September 30, 2000, and increased from 37.4% for the nine months ended September 30, 1999 to 48.5% for the nine months ended September 30, 2000. The gross margin improvement resulted from higher margins from screening revenue and compound library revenue in our recently acquired businesses, as well as improved margins on our historical product lines.

        Research and development expenses. Research and development expenses consist primarily of salaries and benefits, supplies and expensed development materials, and facilities costs and equipment depreciation. Research and development expenses increased 264% ($2.0 million) from the three months ended September 30, 1999 to the three months ended September 30, 2000 and increased 114% ($2.8 million) from the nine months ended September 30, 1999 to the nine months ended September 30, 2000. Research and development expenses increased primarily as a result of the three acquisitions we completed within the last nine months. As a percentage of revenues, research and development expenses increased from 20.1% for the three months ended September 30, 1999 to 27.8% for the three months ended September 30, 2000, and decreased from 24.6% for the nine months ended September 30, 1999 to 21.4% for the nine months ended September 30, 2000. Research and development expenses increased as a percentage of revenues during the three months ended September 30, 2000 primarily as a result of the acquisition of AAT, which has a proportionally higher research and development expense level than the rest of our Company.

        Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries and benefits for sales and marketing and administrative personnel, advertising and promotional expenses, professional services, and facilities costs. Selling, general and administrative expenses increased 102% ($1.2 million) from the three months ended September 30, 1999 to the three months ended September 30, 2000 and increased 87% ($2.8 million) from the nine months ended September 30, 1999 to the nine months ended September 30, 2000. Selling, general and administrative expenses decreased as a percentage of revenue, from 29.9% for the three months ended September 30, 1999 to 22.8% for the three months ended September 30, 2000, and from 31.7% for the nine months ended September 30, 1999 to 24.2% for the nine months ended September 30, 2000. Selling, general and administrative expenses increased primarily as a result of our three recent acquisitions, but increased less rapidly than revenues due to certain resulting economies of scale.

        Stock-based compensation. During 1999 and the nine months ended September 30, 2000, we granted stock options with exercise prices that were less than the estimated fair value of the underlying shares of common stock on the date of grant. As a result, we have recorded and will continue to record deferred stock-based compensation over the period that these options vest. The deferred stock-based compensation expense for the three months ended September 30, 2000 was approximately $377,000, compared to approximately $80,000 for the three months ended September 30, 1999. The deferred stock-based compensation expense for the nine months ended September 30, 2000 was approximately $986,000, compared to approximately $217,000 for the nine months ended September 30, 1999.

        Amortization of goodwill. We recognized approximately $1.2 million and $2.2 million in goodwill amortization expense for the three months and nine months ended September 30, 2000, in connection with the three acquisitions we completed during the last nine months. Goodwill is amortized straight-line over ten years. All three acquisitions were accounted for as purchases. There was no goodwill amortization expense during the first nine months of 1999.

        In-Process Research and Development. We incurred $9.0 million in expense during the nine months ended September 30, 2000 as a result of the write-off of in-process research and development acquired as part of the AAT acquisition.

        Interest income. We realized net interest income of approximately $1.0 million for the three months ended September 30, 2000, as compared to net interest income of approximately $48,000 for the three months ended September 30, 1999. Interest earned during the three months ended September 30, 2000 was primarily from the investment of the $94.7 million in net proceeds from our initial public offering. We realized net interest expense of approximately $299,000 for the nine months ended September 30, 2000, as compared to net interest income of approximately $191,000 for the nine months ended September 30, 1999. The net interest expense incurred during the first nine months of 2000 was primarily a result of approximately $1.2 million in imputed interest expense during the first three months of 2000 equal to the fair value of warrants that were issued in connection with certain notes payable.

        Net profit (loss). Net profit (loss) increased from a loss of $0.5 million for the three months ended September 30, 1999 to a loss of $0.6 million for the three months ended September 30, 2000, and from a loss of $2.0 million for the nine months ended September 30, 1999 to a loss of $11.6 million for the nine months ended September 30, 2000. Excluding the non-cash expenses of stock-based compensation amortization, goodwill amortization and the one-time write-off of in-process research and development associated with our recent acquisitions, net profit (loss) increased to a profit of $0.9 million for the three months ended September 30, 2000 and a profit of $0.6 million for the nine months ended September 30, 2000, from a loss of $.6 million and a loss of $1.8 million for the same periods in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

        We have funded our operations principally with $39.0 million of private equity financings, $94.7 million of net proceeds from our initial public offering, and $3.7 million in short-term and long-term debt and equipment financing arrangements.

        At September 30, 2000, cash and cash equivalents totaled approximately $97.2 million, compared to $2.9 million at December 31, 1999.

        Net cash used in operating activities for the nine months ended September 30, 2000 was approximately $238,000. A net loss of $11.6 million was offset by non-cash charges of $15.7 million, including a $9.0 write-off of purchased in-process research and development. Accounts receivable increased by $3.8 million of cash (offset by an increase in accounts payable of $1.3 million), due to increased revenue and associated expenses during the period.

        We currently anticipate investing up to $6.0 million through December 31, 2001 for leasehold improvements and capital equipment necessary to support future revenue growth. Our actual future capital requirements will depend on a number of factors, including our success in increasing sales of both existing and new products and services, expenses associated with unforeseen litigation, regulatory changes and competition and technological developments, and potential future merger and acquisition activity. We believe our existing cash and cash equivalents, plus any cash generated from operations, will be sufficient to fund our operating expenses, debt obligations and capital requirements through at least December 31, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Short-term investments. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments are and will be in short-term marketable securities. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure.

        Foreign currency rate fluctuations. The functional currency for the European operations of our IRORI group is the U.S. dollar, and the functional currency for our Discovery Technologies group is the Swiss franc. Our subsidiary accounts are translated from their local currency to the U.S. dollar using the current exchange rate in effect at the balance sheet date for the balance sheet accounts, and using the average exchange rate during the period for revenues and expense accounts. The effects of translation for the European operations of our IRORI group are recorded as foreign currency gains (losses) in the consolidated statement of operations. The effects of translation for our Discovery Technologies group are recorded as a separate component of stockholders' equity. Our European subsidiaries conduct their business with customers in local currencies. Exchange gains and losses arising from these transactions are recorded using the actual exchange differences on the date of the transaction. We have not taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with our European subsidiaries or transactions with our worldwide customers. The net tangible assets of our two European subsidiaries combined were $6.8 million at September 30, 2000. A 1% decrease in the value of the British pound and Swiss franc relative to the U.S. dollar would result in a foreign translation loss of $68,000.

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


                          RISKS RELATED TO OUR BUSINESS

WE RECENTLY HAVE ACQUIRED SEVERAL BUSINESSES AND FACE RISKS ASSOCIATED WITH INTEGRATING THESE BUSINESSES AND POTENTIAL FUTURE ACQUISITIONS.

        We recently completed the acquisitions of Axys Advanced Technologies
(AAT), Discovery Technologies and 75% of the stock of Structural Proteomics, and are in the process of integrating these businesses. We plan to continue to review potential acquisition candidates in the ordinary course of our business and our strategy includes building our business through acquisitions. Acquisitions involve numerous risks, including among others, difficulties and expenses incurred in the consummation of acquisitions and assimilation of the operations, personnel and services or products of the acquired companies, difficulties of operating new businesses, the diversion of management's attention from other business concerns and the potential loss of key employees of the acquired company. For example, distance and cultural differences may make it difficult for us to successfully assimilate the operations of our recently acquired assay development and high throughput screening operations (Discovery Technologies) located in Switzerland with our medicinal chemistry operations located in San Diego. Further, integrating the chemistry operations performed by AAT with our existing ChemRx chemistry operations will cause some key employees to have overlapping functional roles, which may lead to their departure if they are unable or unwilling to assume new or different roles within our merged organization. If we do not successfully integrate the three businesses we recently acquired or any businesses we may acquire in the future, our business will suffer. Additionally, acquisition candidates may not be available in the future or may not be available on terms and conditions acceptable to us. Acquisitions of foreign companies also may involve additional risks of assimilating different business practices, overcoming language and cultural barriers and foreign currency translation. We currently have no agreements or commitments with respect to any acquisition and we may never successfully complete any additional acquisitions.

WE MAY NOT ACHIEVE OR SUSTAIN PROFITABILITY IN THE FUTURE.

        We are at an early stage of executing our business plan. We have incurred operating and net losses since our inception. As of September 30, 2000, we had an accumulated deficit of $31.3 million. For the years ended December 31, 1997, 1998 and 1999 and the nine months ended September 30, 2000, we had net losses of $4.8 million, $6.3 million, $3.4 million, and $11.6 million, respectively. We may also in the future incur operating and net losses and negative cash flow from operations, due in part to anticipated increases in expenses for research and product development, acquisitions of complementary businesses and technologies and expansion of our sales and marketing capabilities. We incurred no goodwill charges in the years ended 1997, 1998 and 1999. We incurred goodwill charges in the amount of $2.2 million for the nine months ended September 30, 2000. Beginning in July 2000, goodwill charges for acquisitions we have already made will be at a straight-line rate of $397,000 per month, or $4.8 million per year, for the next ten years. Given our acquisition strategy, we expect significant goodwill charges to affect our net income (loss) for the foreseeable future. We may not be able to achieve or maintain profitability. Moreover, if we do achieve profitability, the level of any profitability cannot be predicted and may vary significantly from quarter to quarter.

WE MAY INCUR EXCHANGE LOSSES WHEN FOREIGN CURRENCY USED IN INTERNATIONAL TRANSACTIONS IS CONVERTED INTO U.S. DOLLARS.

        For the nine months ending September 30, 2000, 6.4% of our actual revenue was invoiced and our corresponding expenses were incurred in foreign currency, including the British pound, the Swiss franc and the Euro. Currency fluctuations between the U.S. dollar and the currencies in which we do business will cause foreign currency translation gains and losses. We cannot predict the effects of exchange rate fluctuations on our future operating results because of the number of currencies involved, changes in the percentage of our revenue which will be invoiced in foreign currencies, the variability of currency exposure and the potential volatility of currency exchange rates. We do not currently engage in foreign exchange hedging transactions to manage our foreign currency exposure.

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

OUR SUCCESS WILL DEPEND ON OUR ABILITY TO MANAGE RAPID GROWTH AND EXPANSION.

        Growth in our operations has placed and, if we grow in the future, will continue to place a significant strain on our operational, human and financial resources. We recently have acquired three new businesses and we intend to continue to grow our business. We have not expanded our management and infrastructure in advance of anticipated growth. Therefore, as we expand our operations we will not necessarily have in place infrastructure and personnel sufficient to accommodate the increased size of our business. Our ability to manage effectively any growth through acquisitions or any internal growth will depend, in large part, on our ability to hire, train and assimilate additional management, professional, scientific and technical personnel and our ability to expand, improve and effectively use our operating, management, marketing and financial systems to accommodate our expanded operations. These tasks are made more difficult as we acquire businesses in geographically disparate locations, such as our recent acquisitions of Discovery Technologies in Switzerland, AAT in the San Francisco area, and Structural Proteomics in New Jersey.

OUR DIRECTED SORTING PRODUCTS AND OUR LARGE COMPOUND LIBRARIES HAVE LENGTHY SALES CYCLES, WHICH COULD CAUSE OUR OPERATING RESULTS TO FLUCTUATE SIGNIFICANTLY FROM QUARTER TO QUARTER.

        Sales of our Directed Sorting products and our large compound libraries typically involve significant technical evaluation and commitment of capital by our customers. Accordingly, the sales cycles, or the time from finding a prospective customer through closing the sale, associated with these products, range from six to eighteen months. Sales of these products are subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews that are beyond our control. Due to these lengthy and unpredictable sales cycles, our operating results could fluctuate significantly from quarter to quarter. We expect to continue to experience significant fluctuations in quarterly operating results due to a variety of factors, such as general and industry specific economic conditions which may affect the research and development expenditures of pharmaceutical and biotechnology companies.

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

WE HAVE NOT YET INSTALLED OUR SECOND NANOKAN SYSTEM; ALSO, WE FACE RESTRICTIONS ON OUR ABILITY TO SELL THIS PRODUCT TO ADDITIONAL CUSTOMERS.

        We have not yet installed our second NanoKan System that we currently are developing for sale to Bristol-Myers Squibb. We may not be able to successfully complete installation of the NanoKan System and, after installation, it may not meet our customers' expectations. Further, under agreements with Bristol-Myers Squibb and Aventis, we are prohibited from delivering the NanoKan System to any additional customers until a date which has now been fixed as October 6, 2001. We have delivered and installed the first system and expect to install the second system before the end of 2000; however, delivery may be delayed beyond 2000 due to factors beyond our control, such as unexpected development problems or natural disasters.

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

OUR OPERATIONS COULD BE INTERRUPTED BY DAMAGE TO OUR FACILITIES.

        Our results of operations are dependent upon the continued use of our highly specialized laboratories and equipment. Our operations are primarily concentrated in facilities in San Diego, California South San Francisco, California and near Basel, Switzerland. Natural disasters, such as earthquakes, could damage our laboratories or equipment and these events may materially interrupt our business. We maintain business interruption insurance to cover lost revenues caused by such occurrences. However, this insurance would not compensate us for the loss of opportunity and potential adverse impact on relations with existing customers created by an inability to meet our customers' needs in a timely manner.


                   RISKS RELATED TO OPERATING IN OUR INDUSTRY

THE CONCENTRATION OF THE PHARMACEUTICAL INDUSTRY AND THE CURRENT TREND TOWARD INCREASING CONSOLIDATION COULD HURT OUR BUSINESS PROSPECTS.

        The market for our products and services is highly concentrated, with approximately 50 large pharmaceutical companies conducting drug discovery research. The continuation of the current trend toward consolidation of the pharmaceutical industry may reduce the number of our potential customers even further. Accordingly, we expect that a relatively small number of customers will account for a substantial portion of our revenues. During the three months ended September 30, 2000, net revenue from our three largest customers represented approximately 17%, 11% and 11% of total net revenue, respectively.

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

        - Compound libraries and lead optimization, including Albany Molecular Research and Arqule; and

        - Informatics, including the MSI division of Pharmacopeia.

        Academic institutions, governmental agencies and other research organizations also conduct research in areas in which we provide services, either on their own or through collaborative efforts. Also, essentially all of our pharmaceutical company customers have internal departments which provide some of the products and services which we sell, so these customers may have limited needs for our products and services. Many of our competitors including Pharmacopeia have access to greater financial, technical, research, marketing, sales, distribution, service and other resources than we do.

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

OUR SUCCESS WILL DEPEND ON OUR ABILITY TO ATTRACT AND RETAIN KEY EXECUTIVES, AND EXPERIENCED SCIENTISTS AND SALES PERSONNEL.

        Our future success will depend to a significant extent on our ability to attract, retain and motivate highly skilled scientists and sales personnel. In addition, our business would be significantly harmed if we lost the services of Riccardo Pigliucci, our chief executive officer, or David Coffen, our chief scientific officer. Our ability to maintain, expand or renew existing engagements with our customers, enter into new engagements and provide additional services to our existing customers depends, in large part, on our ability to hire and retain scientists with the skills necessary to keep pace with continuing changes in drug discovery technologies and sales personnel who are highly motivated. Additionally, is difficult for us to find qualified sales personnel in light of the fact that our sales personnel generally hold Ph.D's. Our employees are "at will" which means that they may resign at any time, and we may dismiss them at any time. We believe that there is a shortage of, and significant competition for, scientists with the skills and experience in the sciences necessary to perform the services we offer. We compete with pharmaceutical companies, biotechnology companies, combinatorial chemistry companies, contract research companies and academic institutions for new personnel. In addition, our inability to hire additional qualified personnel may require an increase in the workload for both existing and new personnel. We may not be successful in attracting new scientists or sales personnel or in retaining or motivating our existing personnel.

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

WE MAY BE SUBJECT TO LIABILITY REGARDING HAZARDOUS MATERIALS.

        Our products and services as well as our research and development processes involve the controlled use of hazardous materials. For example, we sometimes use acids, bases, oxidants, and flammable materials. Acids include trifluoroacetic acid and hydrochloric acid, bases include sodium hydroxide and triethylamine, oxidants include peracids and potassium permanganate, and flammable solvents include methanol, hexane and tetrahydrofuran. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. We cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of such an accident, we could be held liable for any damages that result, and any such liability could exceed our resources and disrupt our business. In addition, we may have to incur significant costs to comply with environmental laws and regulations related to the handling or disposal of such materials or waste products in the future, which would require us to spend substantial amounts of money.

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

        -  economic and political factors; and

        -  sales of our common stock.

        In addition, price and volume fluctuations in the stock market in general, and the Nasdaq National Market and the market for technology companies in particular, have often been unrelated or disproportionate to the operating performance of those companies. Further, the market prices of securities of life sciences companies have been particularly volatile. Conditions or trends in the pharmaceutical and biotechnology industries generally may cause further volatility in the trading price of our common stock, because the market may incorrectly perceive us as a pharmaceutical or biotechnology company. These broad market and industry factors may harm the market price of our common stock, regardless of our operating performance. In the past, plaintiffs have often instituted securities class action litigation following periods of volatility in the market price of a company's securities. A securities class action suit against us could result in potential liabilities, substantial costs and the diversion of management's attention and resources, regardless of whether we win or lose.

OUR EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL STOCKHOLDERS OWN A LARGE PERCENTAGE OF OUR VOTING STOCK AND COULD DELAY OR PREVENT A CHANGE IN OUR CORPORATE CONTROL OR OTHER MATTERS REQUIRING STOCKHOLDER APPROVAL, EVEN IF FAVORED BY OUR OTHER STOCKHOLDERS.

        Our executive officers, directors and principal stockholders, and their respective affiliates, beneficially own approximately 63.7% of our outstanding common stock. These stockholders, if acting together, would be able to control substantially all matters requiring approval by our stockholders, including the election of all directors and approval of significant corporate transactions. We have agreed to include, as director nominees, a number of nominees of Axys Pharmaceuticals, Inc. which is proportionate to Axys' percentage ownership of our shares. Axys Pharmaceuticals, Inc. has the right to nominate for election two of seven directors. Axys Pharmaceuticals, Inc., which owns approximately 31.7% of our common stock, has agreed to vote all of its stock in favor of management's annual slates of director nominees.

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

                                     PART II
                                OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        (d) Use of Proceeds.

                On August 1, 2000, we closed the sale of 5,000,000 shares of our Common Stock, $0.001 par value, in our initial public offering (the "Offering"), and on August 30, 2000 we closed the sale of an additional 750,000 shares of Common Stock pursuant to the exercise of the underwriters' overallotment option in the offering. The managing underwriters in the Offering were Chase Securities Inc., Lehman Brothers Inc. and UBS Warburg LLC (the "Underwriters"). The shares of Common Stock sold in the Offering were registered under the 1933 Act on a Registration Statement on Form S-1 (the "Registration Statement") (Reg. No. 333-36638) that was declared effective by the SEC on July 27, 2000. The Offering commenced on July 27, 2000. All 5,750,000 shares of Common Stock registered under the Registration Statement, including shares covered by an overallotment option that was exercised, were sold at a price per share of $18.00. The aggregate price of the Offering amount registered was $103,500,000. In connection with the Offering, we paid an aggregate of $7,245,000 in underwriting discounts and commissions to the Underwriters. In addition, the following table sets forth all expenses incurred in connection with the Offering, other than underwriting discounts and commissions. Most of these expenses were actually paid after the effective date of the registration statement.

        SEC registration fee                                      $   30,360
        NASD filing fee                                               12,000
        Nasdaq National Market listing fee                            95,000
        Legal fees and expenses                                      658,090
        Accounting fees and expenses                                 340,000
        Printing and engraving                                       272,432
        Blue Sky fees and expenses (including legal fees)              5,000
        Transfer agent fees                                            3,500
        Miscellaneous                                                184,330
                                                                  ----------
                Total                                             $1,600,712
                                                                  ==========

                After deducting the underwriting discounts and commissions and the Offering expenses described above, we received net proceeds from the Offering of approximately $94.7 million. We intend to use the proceeds to fund our operations, including continued development and manufacturing of existing products as well as research and development of additional products and services. We may also use a portion of the net proceeds to acquire new businesses or technologies, hire additional personnel and expand our facilities to be able to meet the growing needs of our business. In addition, we may, if the opportunity arises, use an unspecified portion of the net proceeds to acquire or invest in products, technologies or companies. We intend to use the balance of the net proceeds for general corporate purposes, including working capital. None of the net proceeds of the Offering were paid directly or indirectly to any directors, officers, general partners of our company or their associates, persons owning 10% or more of any class of our equity securities, or affiliates of ours.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits:

                27.1    Financial Data Schedule

        (b)     Reports on Form 8-K:

                There were no reports on Form 8-K filed during the quarter ended September 30, 2000.

                     DISCOVERY PARTNERS INTERNATIONAL, INC.
                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       DISCOVERY PARTNERS INTERNATIONAL, INC.



Date: November 14, 2000                By: /s/ RICCARDO PIGLIUCCI
               --                          -------------------------------------
                                           Riccardo Pigliucci
                                           Chief Executive Officer
                                           (Duly Authorized Officer)




Date: November 14, 2000                By: /s/ JACK FITZPATRICK
               --                          -------------------------------------
                                           Jack Fitzpatrick
                                           Chief Financial Officer, Vice
                                           President Finance and Administration
                                           and Secretary (Principal Financial
                                           and Accounting Officer)