Form 10-K405
period 2000-12-31
DISCOVERY PARTNERS INTERNATIONAL INC
filed 2001-03-27
CIK 1113148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-31141

DISCOVERY PARTNERS INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0655706

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9640 Towne Centre Drive, San Diego, California	92121

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 455-8600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

(Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant, based on the last sale price of the Common Stock on February 28, 2001 as reported by the Nasdaq National Market, was approximately $82,143,738.

      As of February 28, 2001 there were 23,981,421 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2001, to be filed with the Commission pursuant to Regulation 14A, are incorporated by reference into Part III of this report.

      Certain exhibits filed with the Company’s prior registration statements and Form 8-K are incorporated by reference into Part IV of this Report.

PART I
Item 1. Business
Overview
Industry Background
Our Solution
Our Strategy
Products and Services
Component Supply
Sales and Marketing
Research and Development
Customers
Intellectual Property
Competition
Government Regulation
Employees
Risks Related To Our Business
Risks Related to Operating in Our Industry
Other Risks and Uncertainties
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for the Company’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
Index to Consolidated Financial Statements
EXHIBIT 10.22
EXHIBIT 10.44
EXHIBIT 10.45
EXHIBIT 10.46
EXHIBIT 10.48
EXHIBIT 21.1
EXHIBIT 23.1

PART I

      This Annual Report on Form 10-K contains forward-looking statements that involve a high degree of risk and uncertainty. Such statements include, but are not limited to, statements containing the words “believes,” “anticipates,” “expects,” “estimates” and words of similar import. The Company’s actual results could differ materially from any forward-looking statements, which reflect management’s opinions only as of the date of this report, as a result of risks and uncertainties that exist in our operations, development efforts and business environment. The Company undertakes no obligation to revise or publicly release the results of any revisions to these forward-looking statements. Readers should carefully review the “Risk Factors” section below and the risk factors in other documents that the Company files from time to time with the Securities and Exchange Commission, including its Quarterly Reports on Form 10-Q.

      We own a registered trademark and service mark in IRORI®. We have filed an application for federal registration and claim rights in HTS-FACTORY™. We also own the following trademarks and servicemarks: Structural Proteomics™, AutoSort™, NanoKan™, ChemRx™, ChemRx AT™ , SIDDCO™ and Directed Sorting™. This Annual Report on Form 10-K also includes trademarks owned by other parties.

Item 1. Business

Overview

      Discovery Partners International was founded in 1995 as IRORI, a company that develops and sells instruments and associated consumables to pharmaceutical companies for the generation of large numbers of chemical compounds for drug discovery. In October 1998, we changed our name to Discovery Partners International with the objective to create and commercialize a complete, integrated and highly efficient collection of drug discovery technologies focused from the point just after identification of a drug target through when a drug candidate is ready for clinical trials. Toward this end, in January 1999, we formed ChemRx, a medicinal chemistry department that offers compound libraries and compound optimization services. We were then able to offer both the compound libraries as well as the instrumentation to generate compound libraries. In December 1999, we acquired Discovery Technologies, Ltd. to provide assay development and ultra-high throughput screening services. This addition enabled us to offer the compounds to be screened together with the screening services.

      In April 2000, we acquired Axys Advanced Technologies, or AAT, for a total consideration of $50,000 cash, a promissory note for $550,000 and 7,429,641 shares of our Common Stock. This acquisition enables us to offer large compound libraries, and AAT now operates with ChemRx under the name ChemRx Advanced Technologies.

      In May 2000, we acquired 75% of the outstanding shares of Structural Proteomics for a total consideration of $1.0 million in cash and 150,000 shares of our Common Stock. This acquisition allows us to use computational software and services to make the drug discovery process more efficient.

      In July 2000, we successfully completed our Initial Public Offering, and simultaneously reincorporated in the state of Delaware.

      In January 2001, we acquired Systems Integration Drug Discovery Company, or SIDDCO, for a total consideration of approximately $12.2 million in cash. As result of this transaction, we enhanced our capabilities in combinatorial chemistry research and development.

      In February 2001, we entered into an agreement to acquire Xenometrix, Inc. for a total consideration of approximately $2.5 million in cash. This acquisition is expected to close in the second quarter of 2001, and will enable us to offer absorption, distribution, metabolism and excretion, or ADME, and toxicology research products and services.

      As a result of this growth, we currently offer a broad range of integrated drug discovery products and services from a single provider. Financial information regarding our financial condition and results of operations can be found in a separate section of this Annual Report on Form 10-K, beginning on page F-1.

Industry Background

The Genomics Revolution

      The drug discovery process is undergoing fundamental changes as a result of advances in genomics and proteomics. Genomics and proteomics, the studies of genes and the proteins they encode, have been the subject of intense scientific and commercial focus. Genomics has led to the identification of large numbers of genes encoding potential drug targets, increasing the demand for drug discovery products and services. Drug targets are biological molecules, such as enzymes, receptors, other proteins and nucleic acids, that may play a role in the onset or progression of a disease. Once a company has identified a potential drug target, it must still devote significant time and resources to validating the target and screening libraries of compounds against the target to discover potential drug candidates, which must be optimized further before commencement of human testing. Historically, pharmaceutical and biotechnology companies have used only approximately 500 identified drug targets in the development of drugs. Industry experts predict that the application of genomics and proteomics will lead to the identification of thousands of new drug targets.

The Drug Discovery Process

      Despite numerous advances and breakthrough technologies in genomics and proteomics, the process of discovering drug candidates from drug targets, as illustrated in the following figure and described below, remains slow, expensive and often unsuccessful.

      Drug targets. The genomics revolution has identified large numbers of human genes that encode the chemical information for cells to produce the proteins that determine human physiology and disease. Drug discovery organizations are rushing to advance these new drug targets into discovery with varying degrees of target validation, or understanding of their role in disease processes, or understanding of their susceptibility to modulation by chemical compounds. By “modulation” we mean selectively increasing or decreasing the biological activity of a particular drug target.

      Assays. Once a researcher has identified a drug target and has validated it as having a role in a disease process, a corresponding set of biological assays, or tests, that relate to the activity of the drug target in the disease process must be developed. These assays are designed to show the effect of chemical compounds on the drug target and/or the disease process. Additionally, assays indicate the relative potency and specificity of interaction between the target and the compounds. The more potent and specific the interaction between the target and the compound, the more likely the compound is to become a drug.

      Compound libraries. Typically, medicinal chemists conduct assays in which they screen libraries consisting of thousands of compounds each to find those compounds that are active in altering the behavior of the drug targets. Traditionally, medicinal chemists generated these compounds for testing by synthesizing them one at a time, or painstakingly isolating them from natural sources.

      During the last several years, the pharmaceutical industry has developed modular, building block techniques, known as combinatorial chemistry, to more efficiently and productively generate these compounds.

      Screening. Screening is the process of testing compounds in assays to determine their potential therapeutic value. A typical screening campaign at a pharmaceutical company will entail screening hundreds of thousands of compounds from multiple compound libraries. Today’s automated high throughput screening, or HTS, systems can test tens of thousands of compounds per day and require only very small amounts of the compound and target material.

      Hits-to-optimized-leads. A successful screening process will identify a number of compounds, or hits, that show activity against the drug target. One or more of the hits are then selected for optimization based on their potency and specificity against the drug target. The hits selected for the optimization process are generally referred to as “leads.”

      Optimizing a lead involves repeatedly producing slight variants of the lead and screening them in assays to discover the relationship between the changes in the molecular structure of compounds and the positive or negative effect on biological activity in the assay. These trends are called “structure-activity relationships,” or SARs, and are used to produce the compounds that have the optimal effect on the biological activity in the assay. Traditionally, SARs was painstakingly slow. Within the last several years, some pharmaceutical companies have harnessed combinatorial chemistry to speed this process. Their chemists create combinatorially generated “focused libraries” that are made up of dozens to hundreds of compounds, computationally designed to explore the SARs of leads.

      ADME and toxicology. Once a very potent and selective compound with a well understood SAR is selected for further development, researchers undertake the process of establishing its absorption, distribution, metabolism and excretion, or ADME, and toxicology characteristics. Leads are studied in biochemical assays and animal studies to determine, among other things, whether they are likely to be safe in humans and whether they are likely to stay in the body long enough to perform their intended function. Traditionally, these ADME and toxicology studies are performed at the end of the drug discovery process. There is a significant push in the industry, however, to attempt to provide ADME and toxicology information earlier in the process in order to avoid large expenditures on compounds that could ultimately fail due to their poor ADME and toxicology characteristics.

      Drug candidates. If the results of the ADME and toxicology studies performed on a lead are favorable, an investigational new drug application, or IND, may be filed with the Food and Drug Administration requesting permission to begin clinical trials of the drug candidate in humans.

Limitations of the Current Industry

      To meet growth expectations, pharmaceutical companies are under intense pressure to introduce new drugs, and they have increased research and development expenses more than five-fold since 1985. Nevertheless, the number of new drugs approved by the Food and Drug Administration per year has increased only modestly over that period, increasing from 22 in 1985 to 35 in 1999 and ranging from 20 to 53 new drugs in any one year during that period. Despite major scientific and technological advances in areas such as genomics, HTS and combinatorial chemistry, the drug discovery process remains lengthy, expensive and often unsuccessful.

      We believe that the following remain significant limitations to the current process of drug discovery.

      Insufficient validation of targets. Drug discovery organizations are advancing potential new drug targets into discovery with varying degrees of understanding of their role in disease processes and frequently with little understanding of their susceptibility to modulation by compounds. The resources spent on pursuing these potential drug targets could be saved if there were better biological or chemical methods to de-select drug targets exhibiting undesirable characteristics in these areas.

      Inefficient production of compound libraries. The dramatic increase in the number of potential drug targets has increased the demand for high quality compounds for screening. Traditional methods and instrumentation produce either discrete compounds in small numbers, or produce large numbers of compounds that are not discrete, but are present as mixtures whose components must be identified later using time-consuming tagging and screening techniques. Further, the processes used to develop compound libraries have been labor intensive and have lacked the efficiencies created by automated instrumentation.

      Low quality compound libraries. While combinatorial chemistry has vastly increased the number of compounds available for screening, many of the compounds generated have lacked the qualities necessary to become new drug candidates. Inadequately validated chemistries generate hit compounds that are difficult or impossible to reproduce. In addition, some companies often design libraries without paying adequate attention to diversity of chemical properties contained in the libraries. These oversights result in libraries that have large numbers of redundant, or unproductively similar, compounds. Further, little attention is devoted to the drug-like nature of the compounds leading to hits that are toxic or have other fundamental flaws. Finally, many libraries contain impure compounds that lead to false positives or the inability to reproduce results.

      Insufficient resources for assay development, screening and lead optimization. Many pharmaceutical companies have attempted to reduce costs and focus internal efforts on critical and proprietary areas by outsourcing portions of their research and development functions. Many biotechnology and small pharmaceutical companies to which research and development have been outsourced have biological and genomic expertise but lack the internal capabilities to advance through the drug discovery process. Simultaneously with the increase in outsourcing, the number of drug targets available to drug discovery overall is dramatically increasing.

      Inadequate informatics and computational tools. Success of many drug discovery programs is predicated on screening large numbers of compounds, followed by the synthesis and testing of compounds for optimization and for their ADME and toxicology characteristics. This sequential approach is time-consuming and costly. Many of the recent advances in drug discovery have been targeted at streamlining this process and have allowed large numbers of compounds to be generated and tested in higher throughput. However, these advances have been incremental. Pharmaceutical companies can save large expenditures of time and money by using informatics and computational tools to develop increased and earlier knowledge about which targets are likely to be receptive to chemical modulation, the likely interaction of chemicals and biological targets and which compounds are likely to have unacceptable ADME and toxicological characteristics prior to testing.

      Lack of an integrated, neutral drug discovery solution. Many of the companies that provide drug discovery services to the pharmaceutical and biotechnology industries provide limited services. As a result, they are unable to provide the knowledge and efficiencies that can be gained by broad experience in multiple facets of drug discovery. Further, customers must use valuable resources to manage multiple vendors and integrate inconsistent or incompatible products. Drug discovery service providers may also demand royalties in return for their services or compete with their customers by conducting internal, proprietary drug discovery activities.

Our Solution

      We bring together a unique combination of drug discovery expertise, technology and services to meet the needs of the pharmaceutical and biotechnology industries. Our customers include most major pharmaceutical companies and numerous biotechnology companies. We believe the broad range of products and services we offer or intend to offer will provide the following benefits:

      Target validation. In combination with the Genomics Institute of the Novartis Research Foundation, we are developing methods of validating drug targets that we believe will enable us to identify targets that are important in a disease process and can be modulated by chemical means. We have developed large libraries of highly diverse compounds that are specifically designed to modulate many drug targets. We believe that we will be able to use these libraries to provide early information about whether a drug target is susceptible to chemical modulation and, if so, whether modulation of its activity has an important effect on the disease process or outcome. If these libraries are successful in providing this information early in the drug discovery process, our customers can save large amounts of money and time.

      Efficient production of compound libraries through our Directed Sorting products. Our proprietary combinatorial system, referred to as Directed Sorting, combines the advantages of parallel synthesis, i.e., discrete compounds with large amounts of each compound, and split-and-pool synthesis, i.e., very high productivity, in generating compound libraries. In parallel synthesis, chemists perform multiple chemical reactions simultaneously, or “in parallel”. In split-and-pool synthesis, chemists take the product of one set of reactions and repeatedly split them for subsequent sets of reactions. Our proprietary reactors synthesize compounds with high efficiency and speed but keep the compounds discrete in individually tagged reactors, thus avoiding the complexity of mixtures of large numbers of compounds. Our Directed Sorting products have gained widespread acceptance throughout the pharmaceutical industry. In 2000 we sold consumable reactors sufficient to synthesize over one million compounds.

      High quality compound libraries. We invest significant resources developing our compound libraries to save our customers significant time and resources later in the drug discovery process. Our chemistries are repeatable and our compounds rapidly replenishable because we produce detailed synthesis protocols, or recipe books, for each library. We are able to rapidly create focused libraries containing slight variations of hits from our original discovery or targeted libraries to study SARs. We designed our discovery libraries for maximum diversity using proprietary computer algorithms. Finally, after synthesis, we use multiple analytical methods to ensure a high degree of compound purity. As a consequence, our libraries contain highly diverse, drug-like compounds of high purity.

      Broad range of products and services for assay development, chemistry and screening. We currently offer a broad range of drug discovery products and services targeted at areas of significantly expanded demand from pharmaceutical and biotechnology companies — assay development, chemistry and screening. We have performed almost 100 different assays for our customers. We also provide access to more than one million discrete compounds, of which over 600,000 come from many of the world’s leading compound suppliers and over 450,000 are internally generated. We are expanding our libraries at a rate of approximately 250,000 compounds per year. Our high throughput screening system, HTS-Factory, is capable of screening more than 100,000 compounds per day for most biochemical assays. In addition, our team of approximately 140 chemists and biologists has worked on numerous hit and lead optimization projects for our customers.

      Development of an informatics and computational tools knowledge base. We are developing state-of-the-art computational software tools to generate predictive information in the early stages of drug discovery. We design our tools to correlate information on families of drug targets and compounds with screening data to predict which drug targets are likely to be receptive to chemical modulation and to be the right point of chemical intervention in a disease, and which chemical structures are likely to react favorably with large families of drug targets or produce unacceptable ADME or toxicological results. Initially, we have developed computer algorithms that allow us to design libraries of compounds with maximum diversity, thereby reducing the number of compounds that must be screened. We believe that our computational tools will have the potential to fundamentally alter the drug discovery process, reducing the time and cost involved.

      Integrated drug discovery products and services on attractive terms. We offer a broad range of integrated drug discovery products and services on terms and conditions that we believe make our products and services easy to purchase. We believe that our integrated approach provides unique value to our customers. For example, we believe that it is highly important to our screening customers that we provide both assay development services and access to compounds for screening. Generally, we do not request royalties from our customers and do not compete with them. We believe that our fee-for-service terms and focus on our customers’ needs rather than our own drug development efforts makes our product and service offerings more attractive to our customers.

Our Strategy

      Our objective is to create and commercialize a complete, integrated and highly efficient drug discovery platform optimized to overcome many of the limitations associated with the slow and expensive traditional drug discovery process. To implement our objective, we intend to:

      Offer an integrated and complete drug discovery solution from drug target to drug candidate. We intend to offer our customers a complete suite of drug discovery technologies, products and services that address speed and cost considerations in the drug discovery process. We currently offer large ready-made proprietary libraries of well-defined, drug-like compounds and sell Directed Sorting instrument systems to help our customers rapidly build compound libraries, both of which we believe speed the generation of hits and leads. We have expertise in developing assays and offer HTS services. We offer medicinal chemistry lead optimization services and use our proprietary informatics to support all steps of the drug discovery process. We expect to complete the creation of our drug discovery platform by adding products and services both at the early stages of drug discovery in drug target validation and at the later stages, including building our ADME and toxicology capabilities.

      Broaden and deepen our technology through internal invention and acquisition. We have assembled our current suite of advanced technologies, products and services through both internal invention and acquisition. We developed our lead optimization capabilities and our Directed Sorting instrument systems and consumables internally. We gained our assay development and screening capabilities, our ability to generate and sell large discovery libraries of compounds and our informatics technology and products through acquisition. We intend to continue to invest in internal research and development and aggressively acquire and integrate cutting edge products and services in order to stay at the forefront of drug discovery technology.

      Target the pharmaceutical and biotechnology industries. We will focus on providing drug discovery products and services to the pharmaceutical and biotechnology markets. In a 2000 report, Pharmaceutical Research and Manufacturers of America estimated that the pharmaceutical industry alone would spend more than $25 billion on research and development in 2000, of which more than 30% would be spent on compound synthesis and extraction of compounds from natural products, screening, and pharmacological and pre-clinical ADME and toxicology. The pharmaceutical and biotechnology industries provided substantially all of our revenues in the year 2000, and we expect a large portion of our revenues to come from those industries for the foreseeable future. We currently have 18 business development and marketing personnel targeting pharmaceutical and biotechnology customers worldwide. Due to the similar nature of pharmaceutical development and agrochemical development, we also sell our products and services to the agrochemical industry and expect to do so in the future. Further, we do not intend to compete with our customers by conducting drug discovery for our own account.

      Expand customer relationships through integration of products and services. We will use existing relationships with customers in individual areas of our business to sell products and services in multiple areas of drug discovery. We believe that our customers can best take advantage of the time and cost efficiencies of our products and services in integrated combinations. For example, we believe that our lead optimization group will be in the best position to optimize hits generated using our compound libraries because our group will best understand the underlying synthesis chemistry.

      Generate multiple revenue streams. We sell a variety of products and services and have more than 100 customers. Our multiple revenue streams reduce the potential negative consequences to us if any one of our product or service areas ceases to be productive. We expect to continue to sell to our customers primarily for current revenue but when appropriate, we also may accept milestone payments or royalties based on the success of the ultimate pharmaceutical product. We believe that the success of our business is not dependent upon the realization of milestone or royalty payments.

      Expand our knowledge base. Because of the large number and diversity of our customers, we generate and are exposed to large amounts of highly useful information about the drug discovery process and about the general interaction between types of chemistries and types of drug targets. Much of this information is not specific to or proprietary to our customers and increases our understanding of the interaction of the drug targets we work on and the chemistries we apply to them as well as of the drug discovery process itself. We believe this information will enable our customers and us to conduct drug discovery work faster, less expensively and with a greater likelihood of success. Our ultimate goal is to use this information to streamline the drug discovery process and to create new revenue opportunities for us.

Products and Services

      We sell products and services designed to make the drug discovery process faster, less expensive and more likely to generate a drug candidate. The products and services provided by our four principal product groups, ChemRx Advanced Technologies (which includes the former AAT, and as of January 2001 SIDDCO, functioning as a single product group), Discovery Technologies, IRORI and Structural Proteomics, can be purchased individually or as integrated solutions, depending on our customers’ requirements. As described below, we currently offer products and services in many functional disciplines of the drug discovery process. We intend to continue to add to our functional offerings in order to provide a comprehensive and integrated suite of drug discovery services to our pharmaceutical and biotechnology customers.

Assays

      Our Discovery Technologies group provides assay development services for pharmaceutical, biotechnology and agrochemical discovery. Our team of scientists is particularly experienced in working with major disease target types such as protein kinases, G-protein-coupled receptors, cellular assays, specific assays in the cancer field and crop protection assays. We are highly experienced with all commonly used detection technologies, including photometric, fluorometric, luminometric, homogeneous time resolved fluorescence, fluorescence polarization and isotopic with flash plate or filtration readouts. Biological systems about which we have particular expertise include enzymes, receptor-ligand interaction, protein-protein interaction, reporter-gene assay in pro- and eukaryotic cells, cellular proliferation, differentiation and physiologic response, and microbial growth. We have performed approximately 94 assay development and screening projects for approximately 23 customers, including Japan Tobacco, Novartis Crop Protection, BioChem Pharma and the World Health Organization.

Compound libraries

      Combinatorial chemistry instruments — Directed Sorting technology. Through our IRORI line of products and services, we develop and manufacture proprietary instruments and consumables for compound library synthesis to pharmaceutical and biotechnology organizations. Our instruments are based on a patented core technology referred to as Directed Sorting, which enables our customers to generate large collections of compounds.

•	Directed Sorting — Our Directed Sorting technology produces discrete compounds in large amounts, synthesized with very high productivity. The pharmaceutical industry has widely adopted our Directed Sorting technology; in 2000 we sold consumable reactors sufficient to synthesize over one million compounds. Directed Sorting combines the key advantages, while avoiding the drawbacks, of the two traditional synthesis techniques — parallel synthesis and split-and-pool synthesis.

•	Parallel synthesis — Parallel synthesis yields discrete compounds and large amounts of each compound. Virtually all chemists in the industry find this result favorable. However, chemists must perform a large number of reactions to generate large libraries. Automating parallel synthesis helps to eliminate the tedium of the process, but does little to address the limited number of compounds that can be synthesized per unit time and per reaction.

•	Split-and-pool synthesis — The split-and-pool technique is significantly more productive than parallel synthesis but produces compounds in mixtures whose components must be identified using various tagging and screening techniques. Therefore, this technique has found limited commercial applicability.

      In the Directed Sorting process, we synthesize each unique compound in a library in a separate micro-reactor that contains a unique, electronically readable tagging device. A micro-reactor is a semi-porous container that allows the chemical reagents and solvents used in the synthesis process to pass in and out of it without allowing the compound being synthesized inside to escape. In this way, we can process tens, hundreds or even thousands of micro-reactors simultaneously through a synthesis step in the same reaction vessel, which can be a large flask or beaker. At the end of each chemical synthesis step, a computer that reads the electronic tags directs the sorting of the micro- reactors for the next synthesis step. The sharing of reaction vessels by many micro-reactors provides huge productivity gains. For example, using only 30 reactions, Directed Sorting can complete a 1,000 compound library that results from a three-step synthesis procedure using ten reagents in each step. Using parallel synthesis, this same library would require between 1,110 and 3,000 reactions to complete.

      Our current products based on the Directed Sorting technology include an ultra-high throughput chemistry system that can generate up to one million discrete compounds per year (the NanoKan System), an automated chemistry system (the AutoSort System) and a manual chemistry system. All of these systems include hardware and software platforms and use disposable microreactors that provide ongoing revenues for every compound that is synthesized using these products. Typical library sizes generated by the manual chemistry system are less than 1,000 compounds, by the AutoSort System are 1,000 to 10,000 compounds and by the NanoKan System are greater than 10,000 compounds. We have over 100 customers using the Directed Sorting technology.

      We designed the NanoKan System for customers that need to generate up to one million compounds per year. We have entered into contracts to develop NanoKan Systems for Bristol-Myers Squibb and Aventis, and we delivered the first systems to Aventis and to Bristol-Myers Squibb in the fourth quarter of 2000. Under these agreements, we have retained the rights to use this technology internally and may deliver this product to additional customers at any time after October 6, 2001.

      Proprietary Libraries. We offer a broad range of compound libraries for assay screening and rapid hit-to-lead activities. Our customers for compound libraries include Allergan, Daiichi, Warner-Lambert, Procter and Gamble, Aurora, and Asahi.

      Discovery Libraries. We generate and sell proprietary discovery libraries, which are collections of diverse, drug-like compounds that are designed using computer programs to systematically explore specified areas of chemical space or types of chemistry. They are used in the initial stages of screening in which very little information is known about which compounds will alter the activity of the drug target in the assay. To date, we have produced over 450,000 diverse compounds comprising over 120 distinct libraries. We are generating new compounds at a rate of approximately 250,000 per year.

      Targeted Libraries. We design and sell targeted libraries selected for a specified type of drug target. These libraries are a group of highly related compounds used much like discovery libraries, but they provide a more insightful medicinal chemistry starting point.

      Focused Libraries. We are able to rapidly generate focused libraries based on hits from our discovery libraries or targeted libraries because we have previously invested significant resources in the development of each library of compounds. Focused libraries explore subtle changes in the compound structure to quickly elicit SARs and evolve lead compounds. In addition, we develop focused libraries from hits generated by our customers.

      Chemistry Protocols. We may sell licenses to the detailed protocols, or chemical recipes, for generating our libraries to customers that purchase those libraries. This enables our customers to replenish compounds and to create additional compounds.

      We have created and use a combinatorial chemistry technology platform employing parallel synthesis and our Directed Sorting system. Our approach provides the following advantages:

•	Purity: Maximum purity is important to minimize false positives during screening. We can deliver compounds that are greater than 90% pure depending on customer specifications. Our quality control measures include high performance liquid chromatography, or HPLC, mass spectroscopy, or MS, nuclear magnetic resonance, or NMR, evaporative light scattering detection, or ELSD and weight percent analysis, coupled with a proprietary high throughput purification process;

•	Diversity: Each library of approximately 5,000 drug-like compounds is designed to contain a set of highly diverse compounds using our proprietary three-dimensional chemical mapping and differentiation software;

•	Ease of optimization: The individual chemistries for each library are highly validated and characterized. This allows rapid generation of focused libraries around hits and rapid follow-up and modification by medicinal chemistry programs; and

•	Re-supply and reproducibility: Our synthesis approaches produce large quantities that allow rapid and cost effective restocking of customers’ supplies. Our highly validated chemistries allow us or our customers to re-synthesize larger quantities on demand.

Screening

      We offer a wide range of assay development services and ultra-high throughput screening services to customers in the pharmaceutical, biotechnology and agrochemical industries. We have an experienced staff of scientists located at our facility near Basel, Switzerland. For an additional fee, we also offer our customers access to over 600,000 compounds from many of the world’s leading compound suppliers as well as a significant collection of internally developed compounds. This unique combination of offerings has achieved rapid market acceptance. We currently have 11 assay development and screening customers including BioChem Pharma, Japan Tobacco, Novartis Crop Protection, and the World Health Organization.

      We can perform a wide range of assays in our HTS-Factory, including heterogeneous and homogeneous time-resolved fluorescence assays, isotopic assays, fluorescence polarization assays and enzyme-linked immuno sorbent assays, or ELISA. We are currently developing proprietary technologies for G-protein coupled receptors, or GPCR and protein-protein interaction screening. This broad capability allows us to offer screening services for virtually any type of biological or biochemical target.

      Our HTS-Factory is based on a proprietary platform of integrated automation, instrumentation, liquid handling, engineering, robotics, computers and sophisticated data collection software. The HTS-Factory has a screening capacity of more than 100,000 compounds per day for most biochemical assays.

      A majority of our screening customers also take advantage of our access to compounds produced by other leading compound library providers. This unique offering allows our customers access to a large and diverse collection of compounds without the need to store and manage the compound collections in their own facilities.

      We deliver a list of hits to our screening customers. We also provide hit follow-up and verification services and, in many cases, actual physical samples of the hit compounds. We anticipate that our screening services will lead to additional revenue opportunities based on requests for chemistry-based hit and lead optimization services.

Hits-to-optimized-leads

      We offer the following products and services to advance early stage screening hits to become optimized drug leads.

      Focused libraries. We design and produce custom, focused libraries based upon hits identified from screening. These hits may be from our compound libraries, the customer’s internal compound collection or even from another compound library supplier. Focused libraries consist of combinatorially generated compounds that represent systematic variations of hits. Medicinal chemists use these focused libraries to begin refining hits to optimize the properties that have an effect on the drug target in the assay. Because we invest significant resources in the development of each of our compound libraries, we are able to generate focused libraries based on hits from our discovery or targeted libraries more rapidly than when we begin from an isolated hit resulting from a customer’s compound collection.

      We now have approximately 155 scaffolds, the molecular cores around which compound libraries are built, with validated chemistries. All of these offer the potential to become the basis for focused libraries. Our focused library customers include Axys Pharmaceuticals, Kirin, Pharmacia and Roche.

      Medicinal chemistry. We also provide a wide range of medicinal chemistry and lead optimization services. In advancing a hit to a drug candidate, we use focused libraries and/or traditional medicinal chemistry methods. This includes the synthesis of compounds that modify the original hit or lead for improved potency, selectivity and other pharmaceutical characteristics. We have an experienced group of synthetic organic chemists and medicinal chemists with expertise in both solid phase chemistry and solution phase chemistry. In some cases we provide medicinal chemistry services in conjunction with our computational drug discovery efforts to design and construct small libraries of compounds to act on specific targets of known structure. Our customers for hit to lead services include AstraZeneca, DGI Biotechnologies, DuPont Pharmaceuticals, Hisamitsu and Signal Pharmaceuticals (acquired by Celgene Corp.)

Drug discovery informatics

      Through our majority-owned Structural Proteomics group, we are developing computational tools that we believe will allow us to substantially increase our knowledge, which can be applied in the earlier stages of drug discovery to significantly reduce the time and cost of developing a drug. We currently have computer algorithms that allow us to design libraries of compounds with maximum diversity, thereby reducing the number of compounds which we must screen. When screened against large numbers of potential drug targets, we believe these large and highly diverse libraries will provide significant information about which drug targets are amenable to modulation by chemical means. We have developed a protein (drug target) family analysis tool which we believe will allow us to use screening data to correlate drug target families with the types of compounds which will likely bind to them. Using this tool, we hope to be able to design highly effective targeted libraries for whole drug target families. In addition, we hope to use this tool to efficiently design potent compounds to a hit on a particular drug target and to efficiently search databases of compounds available from other vendors for likely hits. We expect to further use our computational tools and screening data to help predict ADME and toxicological reactions to classes of compounds. This will allow our customers to avoid spending money and time on hits and leads that will ultimately fail due to their ADME and toxicological characteristics.

      We initiated development work on our informatics offering in the first half of 2000. We currently have two Small Business Innovation Research, or SBIR, grants to support our work on improving methods for protein family analysis and the use of this information in drug design. We have initiated development work on the predictive ADME and toxicology informatics tools through the announced acquisition of Xenometrix, Inc.

Component Supply

      Although most of the raw materials used in the research, development and manufacture of our products and the offering of our services are available from more than one supplier, we depend on sole-source suppliers for the mesh component of our reactors, the radio frequency, or RF, tags used in our commercial products and the two-dimensional bar code tags used in our NanoKan system. These items are obtained from suppliers on standard commercial terms.

      We have no long-term supply agreements for these items. To date, we have not experienced difficulty in obtaining necessary raw materials.

Sales and Marketing

      Our senior executives coordinate global management of our key customers and manage our general sales and marketing efforts for our drug discovery offerings to major pharmaceutical customers worldwide. We are in the process of integrating our recently acquired businesses to offer multiple coordinated products and services to our customers.

      Currently our sales and marketing is staffed as follows:

      United States: A total of 14 professionals are engaged in selling and marketing our products. They operate from our headquarters in San Diego as well as our facilities near San Francisco or from their residences in other parts of the country.

      Europe: A total of four professionals, operating in Europe, are engaged in selling and marketing our products.

      Japan: All of our products are promoted by third party representatives with the assistance of our personnel from the U.S. or Europe. Contracts are negotiated by and placed directly with us and the third party representatives receive a commission.

      In addition to direct selling efforts we also use industry trade shows and industry journal advertising for sales and marketing.

Research and Development

      Our research and development expenses totaled approximately $5.1 million in 1998, $3.5 million in 1999 and $8.9 million in 2000. None of these expenses was funded by outside parties. We conduct research and development programs in four primary areas as follows:

      Core instrumentation technology. These projects include the development of new instrumentation technologies of the type that led to the development of our current IRORI products, including the NanoKan System. Core technology projects have also expanded beyond synthesis technology to include the development of other drug discovery instrumentation. We implement projects on our own behalf and in collaboration with customers to develop specific instruments we identify as product opportunities. In collaborative projects, we seek to retain the intellectual property and commercialization rights.

      Drug discovery informatics. We have initiated drug discovery informatics projects that we believe will lead to a host of new products and services. We have begun to develop informatics tools that will aid in the design of new compound libraries that are optimized for potency toward a specific drug target and minimized for interactions with other undesired targets. Additionally, we are developing computational software and algorithms that may provide rapid advances in the areas of high throughput genomic sequencing, high throughput protein structure determination and cell-based and target-based virtual screening.

      Chemistry and chemistry process development. Our chemistry and chemistry process development programs are designed to give us a competitive advantage in the number of compound libraries available to us and in the quality and reproducibility of the libraries. We have initiated an effort to expand our combinatorial chemistry programs into the area of natural products chemistry to further increase the drug-like qualities of our compound libraries. We have also launched research and development projects to develop chemistry-based products for target validation.

      Assay development and high throughput screening. We are investing in new assay development and HTS technologies that we believe will allow us to broaden our product and service offerings. We are continually expanding our portfolio of assays and believe that current research and development programs will allow us to address virtually every type of homogeneous or heterogeneous drug discovery assay, and a wide range of agrochemical assays. Our HTS-Factory is operational, and we have initiated programs designed to increase both its capabilities and capacity.

Customers

      The following commercial customers have purchased one or more of our drug discovery products and services.

Pharmaceutical, Agricultural and Other Companies

3M Company Abbott Allergan American Home Products Amgen Ares-Serono AstraZeneca Aventis Bayer Boehringer Ingelheim Bristol-Myers Squibb Daiichi Dainippon Pharmaceuticals	Dow Agro Sciences DuPont Pharmaceuticals Eli Lilly Glaxo Wellcome Hisamitsu Pharmaceutical Hoffmann-LaRoche Japan Tobacco Johnson & Johnson Kirin L’Oreal Merck Merck KgaA Novartis	Organon (Akzo Nobel)
Monsanto
Parke-Davis (Warner-Lambert)
Pfizer
Pharmacia & Upjohn
Procter & Gamble
Rhone-Poulenc Agrochemicals
Schering Plough
SmithKline Beecham
Synthelabo
Takeda
Wyeth Ayerst Research (AHP)
Zeneca Agrochemicals

Biotechnology Companies

3-Dimensional Pharmaceuticals Analyticon Biogen BioMega Cephalon Coelacanth Chemical CombiChem Corvas Cubist Elitra Epix Medical Genentech Maxia	Genetics Institute (AHP)
Genomic Institute of the Novartis
     Research Foundation
Gilead Sciences
Guilford Pharmaceuticals
Intercardia
IRBM
Isis Pharmaceuticals
Magainin Pharmaceuticals
Maxia
Menarini Ricerche	Metaphore Pharmaceuticals Mitotix Molecumetics NeoKimia Novalon Orchid Biocomputers Protein Design Labs Signal Pharmaceuticals Synaptic Versicor Vertex

      The following table contains each customer that represented over ten percent of our revenue for the indicated periods. The pro forma percentages for the years ended December 31, 1999 and December 31, 2000 assume that we purchased AAT and a 75% interest in Structural Proteomics as of January 1, 1999 and is based on our historical operating results and those of AAT and Structural Proteomics.

	Years Ended December 31,

	1998	1999	1999	2000	2000

			Pro		Pro
		Actual	Forma	Actual	Forma

Japan Tobacco	—	—	—	14%	12%

Aventis	—	22%	17%	12%	11%

Bristol-Myers Squibb	—	20%	10%	—	11%

Warner-Lambert	—	—	22%	10%	11%

Daiichi	—	—	—	—	11%

SmithKline Beecham	23%	—	—	—	—

      For our last three fiscal years, the actual revenues that we derived from all foreign countries taken as a whole were as follows:

•	in 1998, $2.6 million, which represented 42% of our total revenues for that year;

•	in 1999, $3.4 million, which represented 26% of our total revenues for that year, and

•	in 2000, $12.2 million, which represented 34% of our total revenues for that year.

      We have entered into the following material customer contracts:

Agreement with Bristol-Myers Squibb Company

      On May 22, 1998, we entered into an Agreement with Bristol-Myers Squibb Company pursuant to which we will provide Bristol-Myers Squibb with a NanoKan System and NanoKans, or receptacles, used by the NanoKan System to create compounds.

      We delivered the NanoKan System to Bristol-Myers Squibb in the fourth quarter of 2000. Bristol-Myers Squibb agreed to purchase a fixed quantity of NanoKans from us, and, after we have delivered those, to have us supply all of Bristol-Myers Squibb’s requirements for NanoKans in the future. The total revenue we will receive from the sale of the NanoKan System is $4.0 million, of which we have received $ 4.0 million. We will sell NanoKans on a per-unit basis, and the minimum fixed quantity of NanoKans that Bristol-Myers Squibb has agreed to purchase will provide us with $.5 million in revenue in total.

      We agreed not to supply more than one other NanoKan System to any third party during the period beginning on May 22, 1998 and ending on October 6, 2001. However, we retained title to all software and inventions embodied in the NanoKan System so that we can use this technology internally.

      The requirements arrangement described above will continue for an indefinite period, but Bristol-Myers Squibb will have the right to terminate it at any time after October 6, 2007. Upon termination by Bristol-Myers Squibb, the licenses granted to Bristol-Myers Squibb under the agreement will become perpetual.

Agreement with Aventis (formerly Rhone-Poulenc Rorer International, Inc.)

      On June 15, 1998, we entered into an Agreement with Aventis pursuant to which we will provide Aventis with a NanoKan System and NanoKans.

      We delivered the NanoKan System to Aventis in the fourth quarter of 2000. Aventis agreed to purchase a fixed quantity of NanoKans, and, after we have delivered those to Aventis, to have us supply all of Aventis’

requirements for NanoKans in the future. The total revenue we will receive from the sale of the NanoKan System is $4.0 million, of which we have received $4.0 million. We will sell NanoKans on a per-unit basis, and the minimum fixed quantity of NanoKans that Aventis has agreed to purchase will provide us with $2.0 million in revenue in total, of which we have received $.5 million.

      We agreed not to supply more than one other NanoKan System to any third party during the period beginning on May 22, 1998 and ending on October 6, 2001. However, we retained title to all software and inventions embodied in the NanoKan System so that we can use this technology internally.

      The requirements arrangement described above will continue for an indefinite period, but Aventis will have the right to terminate it at any time after October 6, 2007. Upon termination by Aventis, the licenses granted to Aventis under the agreement will become perpetual.

Agreement with Warner-Lambert Company

      Under this Agreement, which AAT entered into on May 15, 1998, we will synthesize and provide to Warner-Lambert Company a library of compounds. We own all intellectual property rights in the compounds that are delivered, but grant Warner-Lambert a license to use this intellectual property to the extent required to perform its drug discovery research. Warner-Lambert may not provide access to the compounds to any third party that will use the compounds for general screening purposes. We also granted Warner-Lambert a license to some of our software and our know-how and patents relating to the production of the compounds for Warner-Lambert, and to make, use and sell products containing the compounds we deliver.

      Warner-Lambert will pay an aggregate price of $20.5 million for the compounds, of which AAT had received $13.7 million prior to our acquisition of AAT and we have separately received $3.6 million. Warner-Lambert will also pay us a royalty of 2.5% of its net sales of drugs embodying licensed technology.

      This agreement expires upon the later of May 15, 2001 or our delivery of all of the compounds to be delivered. The intellectual property licenses will survive expiration of the contract. In addition, Warner-Lambert may terminate this agreement at any time if we fail to meet delivery milestones. In this case, Warner-Lambert may keep all compounds that we delivered and it paid for, and the intellectual property licenses we granted with respect to those compounds will survive termination.

      Finally, either party may terminate the agreement upon the material, unremedied breach of the other party. If we committed the breach, Warner-Lambert will keep all of the compounds that we delivered and Warner-Lambert paid for. Warner-Lambert will receive exclusive rights to an additional fifty compounds and the intellectual property licenses granted with respect to those compounds will survive termination. If Warner-Lambert committed the breach, Warner-Lambert will return to us the compounds that are the subject of the breach and the licenses granted with respect to those compounds will terminate.

Intellectual Property

      To establish and protect our proprietary technologies and products, we rely on a combination of patent, copyright, trademark and trade secrets laws, as well as confidentiality provisions in our contracts.

      We have implemented an aggressive patent strategy designed to maximize our intellectual property rights. We are pursuing patent coverage in the United States and those foreign countries that are home to the majority of our anticipated customer base. We currently own seventeen issued patents in the United States. In addition, our patent portfolio includes pending patent applications in the United States and corresponding international and foreign filings in major industrial nations.

      United States patents issued from applications filed prior to June 8, 1995 have a term of the longer of 20 years from the earliest priority date or 17 years from issue. Five of our applications were filed prior to June 8, 1995 and four of these applications have issued. United States patents issued from applications filed on or after June 8, 1995 have a term of 20 years from the application filing date or earlier claimed priority. Patents in most other countries have a term of 20 years from the date of filing of the patent application. Our remaining patent applications, including the applications from which thirteen of our issued patents were derived, were filed after June 8, 1995. Because the time from filing to issuance of patent applications is often several years, this process may result in a shortened period of patent protection, which may adversely affect our ability to exclude competitors from our markets. Our issued United States patents have expiration dates ranging from April 2015 to October 2017. None of our licenses will expire within the next ten years other than the Trega license which will expire in the United States in March of 2005. Our success will depend to a significant degree upon our ability to develop proprietary products and technologies and to obtain patent coverage for the products and technologies. We intend to continue to file patent applications covering any newly-developed products and technologies.

      Patents provide some degree of protection for our proprietary technology. However, the pursuit and assertion of patent rights, particularly in areas like pharmaceuticals and biotechnology, involve complex determinations and, therefore, are characterized by some uncertainty. In addition, the laws governing patentability and the scope of patent coverage continue to evolve, particularly in biotechnology, and due to the time between the filing and granting of a patent application, we may be infringing upon the patent rights of a third party without any knowledge of the patent. As a result, patents might not issue from any of our patent applications or from applications licensed to us. The scope of any of our issued patents may not be sufficiently broad to offer meaningful protection. In addition, our issued patents or patents licensed to us may be successfully challenged, invalidated, circumvented or rendered unenforceable so that our patent rights might not create an effective competitive barrier. Moreover, the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. Any patents issued to us or our strategic partners may not provide a legal basis for establishing an exclusive market for our products or provide us with any competitive advantages. In addition, patents issued to us or our strategic partners may not ensure that the patents of others will not have an adverse effect on our ability to do business or to continue to use our technologies freely. In view of these factors, our intellectual property positions bear some degree of uncertainty.

      The source code for our proprietary software is protected both as a trade secret and as copyrighted works.

      We also rely in part on trade secret protection of our intellectual property. We attempt to protect our trade secrets by entering into confidentiality agreements with third parties, employees and consultants. Our employees also sign agreements requiring that they assign to us their interests in inventions and original expressions and any corresponding patents and copyrights arising from their work for us. However, it is possible that these agreements may be breached, invalidated or rendered unenforceable, and if so, there may not be an adequate corrective remedy available. Despite the measures we have taken to protect our intellectual property, parties to our agreements may breach the confidentiality provisions in our contracts or infringe or misappropriate our patents, copyrights, trademarks, trade secrets and other proprietary rights. In addition, third parties may independently discover or invent competing technologies or reverse engineer our trade secrets or other technology.

      Although we are not a party to any legal proceedings, third parties may in the future file claims asserting that our technologies or products infringe on their intellectual property. We cannot predict whether third parties will assert such claims against us or our licensees or against the licensors of technology licensed to us, or whether those claims will harm our business. If we are forced to defend against such claims, whether they are with or without merit, and whether they are resolved in our favor or against us, our licensees or our licensors, we will incur significant expenses and experience diversion of management’s attention and resources. As a result of any disputes over intellectual property, we may have to develop at a substantial cost non-infringing technology or enter into licensing agreements. These agreements, if necessary, may be unavailable on terms acceptable to us, or at all, which could seriously harm our business or financial condition.

      Assignment Agreement with Ontogen Corporation. On December 17, 1998, we entered into an Assignment Agreement with Ontogen Corporation pursuant to which we acquired all of Ontogen’s ownership interest in two U.S. patents entitled “Methods and Apparatus for Synthesizing Labeled Combinatorial Chemistry Libraries.” We granted Ontogen a perpetual license to use the technology described in the patents, including the right to use it commercially, but Ontogen may not sublicense the technology. Pursuant to this agreement, we paid Ontogen a total of $1.0 million in two installments.

      Non-Exclusive Sublicense Agreement with Trega Biosciences, Inc. On May 1, 1998, we entered into a Non-Exclusive Sublicense Agreement with Trega Biosciences, Inc., pursuant to which we licensed from Trega certain patents for use in connection with our Kan reactors, which are the containers used in synthesizing labeled combinatorial chemistry libraries. Under this agreement, Trega granted to us the non-exclusive, worldwide right to use, make, import and sell our Kan reactors that are manufactured using technology described by the Trega patents. We paid Trega a total of $250,000 in two installments. We also agreed to pay Trega a percentage of our net sales of our Kan reactors that use the technology described in the licensed patents. To date we have paid Trega a total of $710,000 in royalties.

      This agreement expires as to each country in which our Kan reactors are sold on the date that the last licensed patent right with respect to that country expires. In addition, either party may terminate this agreement upon the material, unremedied breach of the other party. If we breach the contract, the licenses granted to us under the agreement will terminate. If Trega breaches the contract, the licenses will survive termination.

      License Agreement with Abbott Laboratories. On January 2, 2001 we signed an agreement with Abbott Laboratories that provides us with the exclusive license to Abbott’s Micro Arrayed Compound Screening technology (µARCS). We paid Abbott $2 million in prepaid royalties upon signing of the agreement. The Abbott µARCS technology provides ultra high throughput screening of thousands of compounds per microplate-sized card against a very broad range of drug discovery targets, without the use of individual wells and the attendant liquid handling requirements. When fully developed, we believe this technology could enable virtually any laboratory to screen compounds against a wide range of targets faster and less expensively than other available screening methodologies. Discovery Partners will provide the µARCS technology, screening services and libraries of compounds on µARCS sheets to its worldwide customers.

      Our obligations to pay royalties to Abbott under the agreement expire when the last patent licensed under the agreement expires or is declared invalid. Upon such expiration, we will maintain an exclusive, irrevocable and perpetual license to the µARCS technology. In addition, either party may terminate this agreement upon the material, unremedied breach or the insolvency of the other party. If we breach the contract, the licenses granted to us under the agreement will terminate. If Abbott breaches the contract, the licenses will survive termination.

Competition

      Competition across the spectrum of drug discovery products and services that we offer is fragmented, and we believe that our offering of a broad range of integrated products and services gives us a competitive advantage. However, we face intense competition from a number of companies, including those listed below, in each of the functional areas of drug discovery that we serve.

•	Assay development and screening. Aurora Biosciences, Cambridge Drug Discovery, Cerep, Evotec Biosciences, Oncogene Sciences, Pharmacopeia, Tripos and Tropix division of PE Biosystems.

•	Combinatorial chemistry instruments. Argonaut, Bohdan and Mimotopes.

•	Compound libraries and lead optimization. Albany Molecular Research, ArQule, Array Biopharma, Cambridge Drug Discovery, Oxford Asymmetry, Pharmacopeia and Tripos.

•	Informatics. MSI division of Pharmacopeia and Oxford Molecular.

      Also, in many cases, our pharmaceutical company customers have internal departments which provide products and services similar to ours, so these customers may have limited needs for our products and services. Many of our competitors listed above have greater financial, operational, sales and marketing resources than we have. In addition, these competitors and other companies or research or academic institutions may have developed or could in the future develop new technologies that compete with our products and services or that could render some or all of our products and services obsolete. Any of these or other competitors could also broaden the scope of their drug discovery offerings through acquisition, collaboration or internal development to integrate their offerings and/or compete with us in all phases of drug discovery.

      In each of the functional areas listed above that we serve, we believe that our competitors will compete with us on the basis of product and service differentiation, efficiency and cost.

Government Regulation

      We are subject to various federal, state and local laws and regulations relating to the protection of the environment. In the course of our business, we handle, store and dispose of chemicals. The laws and regulations applicable to our operations include provisions that regulate the discharge of materials into the environment. Usually these environmental laws and regulations impose “strict liability,” rendering a person liable without regard to negligence or fault on the part of such person. Such environmental laws and regulations may expose us to liability for the conduct of, or conditions caused by, others. We have not been required to expend material amounts in connection with our efforts to comply with environmental requirements, and we do not believe that compliance with such requirements will have a material adverse effect upon our capital expenditures, results of operations or competitive position. Because the requirements imposed by these laws and regulations frequently change, we are unable to predict the cost of compliance with these requirements in the future, or the effect of these laws on our capital expenditures, results of operations or competitive position.

Employees

      As of February 28, 2001, we had 235 employees, of which 153 were in research and development (including those funded by collaborative agreements), 18 were in business development, sales and marketing, 32 were in general and administrative, and 32 were in manufacturing. None of our employees is covered by a collective bargaining agreement.

      Financial information regarding our financial condition and results of operations can be found in our financial statements and the footnotes thereto, which appear in a separate section of this Annual Report on Form 10-K beginning on page F-1.

Risks Related To Our Business

We recently have acquired several businesses and face risks associated with integrating these businesses and potential future acquisitions.

      We recently completed the acquisitions of AAT, Discovery Technologies, 75% of the outstanding stock of Structural Proteomics, and SIDDCO, and are in the process of integrating these businesses. We plan to continue to review potential acquisition candidates in the ordinary course of our business, and our strategy includes building our business through acquisitions. Acquisitions involve numerous risks, including, among others, difficulties and expenses incurred in the consummation of acquisitions and assimilation of the operations, personnel and services or products of the acquired companies, difficulties of operating new businesses, the diversion of management’s attention from other business concerns and the potential loss of key employees of the acquired company. For example, distance and cultural differences may make it difficult for us to successfully assimilate the operations of our recently acquired assay development and high throughput screening operations (Discovery Technologies) located in Switzerland with our medicinal chemistry operations located in San Diego. Further, integrating the chemistry operations performed by AAT and SIDDCO with our existing ChemRx chemistry operations will cause some key employees to have overlapping functional roles, which may lead to their departure if they are unable or unwilling to assume new or different roles within our merged organization. In addition, acquired businesses may have management structures incompatible with our own and may experience difficulties in maintaining their existing levels of business after joining us. If we do not successfully integrate and grow the four businesses we recently acquired or any businesses we may acquire in the future, our business will suffer. Additionally, acquisition candidates may not be available in the future or may not be available on terms and conditions acceptable to us. Acquisitions of foreign companies also may involve additional risks of assimilating different business practices, overcoming language and cultural barriers and foreign currency translation. Other than our agreement to acquire Xenometrix, which acquisition we expect to be consummated in the second quarter of 2001, we currently have no agreements or commitments with respect to any acquisition, and we may never successfully complete any additional acquisitions.

We may not achieve or sustain profitability in the future.

      We are at an early stage of executing our business plan. We have incurred operating and net losses since our inception. As of December 31, 2000, we had an accumulated deficit of $31.4 million. For the years ended December 31, 1998, 1999, and 2000, we had net losses of $6.3 million, $3.4 million, and $11.7 million, respectively. We may also in the future incur operating and net losses and negative cash flow from operations, due in part to anticipated increases in expenses for research and product development, acquisitions of complementary businesses and technologies and expansion of our sales and marketing capabilities. We incurred no goodwill charges in the years ended December 31, 1998 and 1999, and we incurred goodwill charges of $3.4 million in the year ended December 31, 2000. Goodwill charges for the Discovery Technologies, AAT and Structural Proteomics acquisitions will be at a straight-line rate of $405,000 per month, or $4.8 million per year, for the ten year period beginning in July 2000. For the SIDDCO acquisition, we expect goodwill charges to be at a straight line rate of approximately $100,000 per month, or $1.2 million per year, for the ten year period beginning in January, 2001. Given our acquisition strategy, we expect significant goodwill charges to affect our net income (loss) for the foreseeable future. We may not be able to achieve or maintain profitability. Moreover, if we do achieve profitability, the level of any profitability cannot be predicted and may vary significantly from quarter to quarter.

We may incur exchange losses when foreign currency used in international transactions is converted into U.S. dollars.

      For the year ending December 31, 2000, 8% of our actual revenue was invoiced and our corresponding expenses were incurred in foreign currency, including the British pound, the Swiss franc and the Euro. Currency fluctuations between the U.S. dollar and the currencies in which we do business will cause foreign currency translation gains and losses. We cannot predict the effects of exchange rate fluctuations on our future operating results because of the number of currencies involved, changes in the percentage of our revenue which will be invoiced in foreign currencies, the variability of currency exposure and the potential volatility of currency exchange rates. We do not currently engage in foreign exchange hedging transactions to manage our foreign currency exposure.

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

      We have a limited history of offering our products and services, including our NanoKan System, informatics tools and collections of chemical compounds. It is uncertain whether our current customers will continue to use these products and services or whether new customers will use these products and services. In order to be successful, our products and services must meet the requirements of the pharmaceutical and biotechnology industries, and we must convince potential customers to use our products and services instead of competing technologies. Market acceptance will depend on many factors, including our ability to:

•	convince potential customers that our technologies are attractive alternatives to other technologies for drug discovery;

•	manufacture products and conduct services in sufficient quantities with acceptable quality and at an acceptable cost;

•	convince potential customers to purchase drug discovery products and services from us rather than developing them internally; and

•	place and service sufficient quantities of our products.

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

      Growth in our operations has placed and, if we grow in the future, will continue to place a significant strain on our operational, human and financial resources. We recently have acquired four new businesses, and we intend to continue to grow our business internally and by acquisition. We have not yet fully expanded our management and infrastructure to accommodate all of our past acquisitions in advance of anticipated growth. Therefore, as we expand our operations we will not necessarily have in place infrastructure and personnel sufficient to accommodate the increased size of our business. Our ability to manage effectively any growth through acquisitions or any internal growth will depend, in large part, on our ability to hire, train and assimilate additional management, professional, scientific and technical personnel and our ability to expand, improve and effectively use our operating, management, marketing and financial systems to accommodate our expanded operations. These tasks are made more difficult as we acquire businesses in geographically disparate locations, such as our recent acquisitions of Discovery Technologies in Switzerland, AAT in the San Francisco area, Structural Proteomics in New Jersey, and SIDDCO in Tucson, Arizona.

Our Directed Sorting products and our large compound libraries have lengthy sales cycles, which could cause our operating results to fluctuate significantly from quarter to quarter.

      Sales of our Directed Sorting products and our large compound libraries typically involve significant technical evaluation and commitment of capital by our customers. Accordingly, the sales cycles, or the time from finding a prospective customer through closing the sale, associated with these products, range from six to eighteen months. Sales of these products are subject to a number of significant risks, including customers’ budgetary constraints and internal acceptance reviews, that are beyond our control. Due to these lengthy and unpredictable sales cycles, our operating results could fluctuate significantly from quarter to quarter. We expect to continue to experience significant fluctuations in quarterly operating results due to a variety of factors, such as general and industry specific economic conditions, that may affect the research and development expenditures of pharmaceutical and biotechnology companies.

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

      We rely on outside vendors to manufacture components and subassemblies used in our Directed Sorting products. Some of these components and subassemblies are obtained from a single supplier or a limited group of suppliers. We depend on sole-source suppliers for the mesh component of our reactors, the radio frequency, or RF tags used in our commercial products and the two-dimensional bar code tags used in our NanoKan System. These materials are obtained from suppliers on standard commercial terms, and we do not have long-term supply agreements with any of these suppliers. Our reliance on outside vendors generally, and a sole or limited group of suppliers in particular, involves several risks, including:

•	the inability to obtain an adequate supply of required components due to manufacturing capacity constraints, a discontinuance of a product by a third-party manufacturer or other supply constraints;

•	reduced control over quality and pricing of components; and

•	delays and long lead times in receiving materials from vendors.

We face restrictions on our ability to sell our NanoKan System to additional customers.

      We have delivered and installed our NanoKan System for Aventis and Bristol-Myers Squibb. Under agreements with Aventis and Bristol-Myers Squibb, we are prohibited from delivering the NanoKan System to any additional customers until October 6, 2001.

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

      Our results of operations are dependent upon the continued use of our highly specialized laboratories and equipment. Our operations are primarily concentrated in facilities in San Diego, California, near San Francisco, California, near Basel, Switzerland and in Tucson, Arizona. Natural disasters, such as earthquakes, could damage our laboratories or equipment and these events may materially interrupt our business. We maintain business interruption insurance to cover lost revenues caused by such occurrences. However, this insurance would not compensate us for the loss of opportunity and potential adverse impact on relations with existing customers created by an inability to meet our customers’ needs in a timely manner.

Energy shortages may adversely impact operations.

      California is currently experiencing shortages of electrical power and other energy sources. This condition has periodically resulted in rolling brownouts, or the temporary and generally unannounced loss of the primary electrical power source. Our laboratory facilities in San Diego and South San Francisco are powered by electricity. Currently, we do not have secondary electrical power sources to mitigate the impacts of temporary or longer-term electrical outages. It is not anticipated that the power shortages will abate soon, and therefore, our operating facilities may experience brown-outs, black-outs, or other consequences of the shortage, and may be subject to usage restrictions or other energy consumption regulations that could adversely impact or disrupt our research and development, manufacturing and other activities.

Risks Related to Operating in Our Industry

The concentration of the pharmaceutical industry and the current trend toward increasing consolidation could hurt our business prospects.

      The market for our products and services is highly concentrated, with approximately 50 large pharmaceutical companies conducting drug discovery research. The continuation of the current trend toward consolidation of the pharmaceutical industry may reduce the number of our potential customers even further. Accordingly, we expect that a relatively small number of customers will account for a substantial portion of our revenues. During the year ended December 31, 2000, net revenue from our three largest customers represented approximately 14%, 12% and 10% of total net revenue, respectively.

      Additional risks associated with a highly concentrated customer base include:

•	fewer customers for our products and services;

•	larger companies may develop in-house technology and expertise rather than using our products and services;

•	larger customers may negotiate price discounts or other terms for our products and services that are unfavorable to us; and

•	the market for our products and services may become saturated.

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

      Our revenues depend to a large extent on research and development expenditures by the pharmaceutical, biotechnology and agricultural industries and companies in these industries outsourcing research and development projects. These expenditures are based on a wide variety of factors, including the resources available for purchasing research equipment, the spending priorities among various types of research and policies regarding expenditures during recessionary periods. General economic downturns in our customers’ industries or any decrease in research and development expenditures could harm our operations. Any decrease in drug discovery spending by pharmaceutical and biotechnology companies could cause our revenues to decline and adversely impact our profitability.

The drug discovery industry is competitive and subject to technological change, and we may not have the resources necessary to compete successfully.

      We compete with companies in the United States and abroad that engage in the development and production of drug discovery products and services. These competitors include companies engaged in the following areas of drug discovery:

•	Assay, development and screening, including Aurora Biosciences and Pharmacopeia;

•	Combinatorial chemistry instruments, including Argonaut and Bohdan;

•	Compound libraries and lead optimization, including Albany Molecular Research and Arqule; and

•	Informatics, including the MSI division of Pharmacopeia.

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

      Our future success will depend to a significant extent on our ability to attract, retain and motivate highly skilled scientists and sales personnel. In addition, our business would be significantly harmed if we lost the services of Riccardo Pigliucci, our chief executive officer, or David Coffen, our chief scientific officer. Our ability to maintain, expand or renew existing engagements with our customers, enter into new engagements and provide additional services to our existing customers depends, in large part, on our ability to hire and retain scientists with the skills necessary to keep pace with continuing changes in drug discovery technologies and sales personnel who are highly motivated. Additionally, it is difficult for us to find qualified sales personnel in light of the fact that our sales personnel generally hold Ph.D’s. Our employees are “at will,” which means that they may resign at any time, and we may dismiss them at any time. We believe that there is a shortage of, and significant competition for, scientists with the skills and experience in the sciences necessary to perform the services we offer. We compete with pharmaceutical companies, biotechnology companies, combinatorial chemistry companies, contract research companies and academic institutions for new personnel. In addition, our inability to hire additional qualified personnel may require an increase in the workload for both existing and new personnel. We may not be successful in attracting new scientists or sales personnel or in retaining or motivating our existing personnel.

The intellectual property rights we rely on to protect the technology underlying our products and techniques may not be adequate, which could enable third parties to use our technology or very similar technology and could reduce our ability to compete in the market.

      Our success will depend on our ability to obtain, protect and enforce patents on our technology and to protect our trade secrets. We also depend, in part, on patent rights that third parties license to us. Any patents we own or license may not afford meaningful protection for our technology and products. Others may challenge our patents or the patents of our licensors and, as a result, these patents could be narrowed, invalidated or rendered unenforceable. In addition, current and future patent applications on which we depend may not result in the issuance of patents in the United States or foreign countries. Competitors may develop products similar to ours which are not covered by our patents. Further, since there is a substantial backlog of patent applications at the U.S. Patent and Trademark Office, the approval or rejection of our or our competitors’ patent applications may take several years.

      In addition to patent protection, we also rely on copyright protection, trade secrets, know-how, continuing technological innovation and licensing opportunities. In an effort to maintain the confidentiality and ownership of our trade secrets and proprietary information, we require our employees, consultants and advisors to execute confidentiality and proprietary information agreements. However, these agreements may not provide us with adequate protection against improper use or disclosure of confidential information, and there may not be adequate remedies in the event of unauthorized use or disclosure. Furthermore, like many technology companies, we may from time to time hire scientific personnel formerly employed by other companies involved in one or more areas similar to the activities conducted by us. In some situations, our confidentiality and proprietary information agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants or advisors have prior employment or consulting relationships. Although we require our employees and consultants to maintain the confidentiality of all confidential information of previous employers, their prior affiliations may subject us or these individuals to allegations of trade secret misappropriation or other similar claims. Finally, others may independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to our trade secrets. Our failure to protect our proprietary information and techniques may inhibit or limit our ability to exclude certain competitors from the market.

The drug discovery industry has a history of intellectual property litigation and we may be involved in intellectual property lawsuits, which may be expensive.

      In order to protect or enforce our patent rights, we may have to initiate legal proceedings against third parties. In addition, others may sue us for infringing their intellectual property rights, or we may find it necessary to initiate a lawsuit seeking a declaration from a court that we are not infringing the proprietary rights of others. The patent positions of pharmaceutical, biotechnology and drug discovery companies are generally uncertain. A number of pharmaceutical companies, biotechnology companies, independent researchers, universities and research institutions may have filed patent applications or may have been granted patents that cover technologies similar to the technologies owned by, or licensed to, us or our collaborators. A number of patents may have been issued or may be issued in the future that could cover certain aspects of our technology and that could prevent us from using technology that we use or expect to use. In addition, we are unable to determine all of the patents or patent applications that may materially affect our ability to make, use or sell any potential products. Legal proceedings relating to intellectual property would be expensive, take significant time and divert management’s attention from other business concerns, no matter whether we win or lose. The cost of such litigation could affect our profitability.

      Further, an unfavorable judgment in an infringement lawsuit brought against us, in addition to any damages we might have to pay, could require us to stop the infringing activity or obtain a license. Any required license may not be available to us on acceptable terms, or at all. In addition, some licenses may be nonexclusive, and therefore, our competitors may have access to the same technology that is licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be unable to sell some of our products or services.

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

      The trading price of our common stock likely will be volatile and could be subject to fluctuations in price in response to various factors, many of which are beyond our control, including:

•	actual or anticipated variations in quarterly operating results;

•	announcements of technological innovations by us or our competitors;

•	new products or services introduced or announced by us or our competitors;

•	changes in financial estimates by securities analysts;

•	conditions or trends in the pharmaceutical and biotechnology industries;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	economic and political factors; and

•	sales of our common stock.

      In addition, price and volume fluctuations in the stock market in general, and the Nasdaq National Market and the market for technology companies in particular, have often been unrelated or disproportionate to the operating performance of those companies. Further, the market prices of securities of life sciences companies have been particularly volatile. Conditions or trends in the pharmaceutical and biotechnology industries generally may cause further volatility in the trading price of our common stock, because the market may incorrectly perceive us as a pharmaceutical or biotechnology company. These broad market and industry factors may harm the market price of our common stock, regardless of our operating performance. In the past, plaintiffs have often instituted securities class action litigation following periods of volatility in the market price of a company’s securities. A securities class action suit against us could result in potential liabilities, substantial costs and the diversion of management’s attention and resources, regardless of whether we win or lose.

Our executive officers, directors and principal stockholders own a large percentage of our voting stock and could delay or prevent a change in our corporate control or other matters requiring stockholder approval, even if favored by our other stockholders.

      Our executive officers, directors and principal stockholders, and their respective affiliates, beneficially own approximately 63.0% of our outstanding common stock. These stockholders, if acting together, would be able to control substantially all matters requiring approval by our stockholders, including the election of all directors and approval of significant corporate transactions.

      In addition, we have agreed to include, as director nominees, a number of nominees of Axys Pharmaceuticals, Inc. which is proportionate to Axys’ percentage ownership of our shares. Axys, which owns approximately 31.0% of our common stock, has the right to nominate for election two of seven directors, and Axys has agreed to vote all of its stock in favor of management’s annual slates of director nominees.

Because it is unlikely that we will pay dividends, our stockholders will only be able to benefit from holding our stock if the stock price appreciates.

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

Item 2. Properties

      We occupy approximately 34,500 combined square feet of leased office space and other facilities in San Diego, California for our headquarters and as the base for our marketing and product support operations, research and development and manufacturing activities. We occupy approximately 30,000 square feet of subleased office and laboratory space near San Francisco, California and approximately 24,000 square feet of leased space in Tucson, Arizona (as of January, 2001) for some of our combinatorial chemistry activities. In addition, we also occupy approximately 18,000 square feet of leased space near Basel, Switzerland for our assay development and HTS services.

      We believe that our property and equipment are generally well maintained, in good operating condition and are sufficient to meet our current needs.

Item 3. Legal Proceedings

      From time to time, we may be involved in litigation that arises through the normal course of business. As of the date of this Annual Report on Form 10-K, we are not a party to any litigation we believe could reasonably be expected to have a material adverse effect on our business or results of operations or which would otherwise be required to be disclosed under this Item.

Item 4. Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during the quarter ended December 31, 2000.

PART II

Item 5. Market for the Company’s Common Equity and Related Stockholder Matters

      (a) Information Regarding Our Stock

Market Information

      Our common stock is traded on the Nasdaq National Market, under the symbol DPII. The last reported high and low bid prices as reported for our common stock by Nasdaq for each full quarterly period in the fiscal year ending December 31, 2000 in which our common stock was publicly traded are set forth below. Such quotations represent inter-dealer prices without retail mark up, mark down or commission and may not necessarily represent actual transactions.

	High	Low

Year Ended December 31, 2000:

Third Quarter (beginning July 27)	$26.00	$17.375

Fourth Quarter	$22.50	$5.625

Holders

      As of February 28, 2001, there were approximately 119 holders of record of our common stock.

Dividends

      We have never paid cash dividends on our common stock, and we do not expect to pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

      In July 2000, in connection with the initial public offering of our common stock, we completed a reincorporation merger in which Discovery Partners International, Inc., a California corporation (our “Predecessor Corporation”) merged with and into us. In that merger, each outstanding share of stock of our Predecessor Corporation was converted into one share of the identical class or series of our capital stock. The following summarizes sales of unregistered securities by our Predecessor Corporation and us during the fiscal year ending December 31, 2000.

•	In March 2000, our Predecessor Corporation borrowed $2.0 million from Crosspoint Venture Partners LS-1997. In connection with that transaction, our Predecessor Corporation issued Crosspoint Venture Partners LS-1997 a warrant to purchase a number of shares of Series E Preferred Stock that was tied to the amount of time that the principal of the loan remained unpaid. This warrant had an exercise price of $5.00, and Crosspoint Venture Partners LS-1997 exercised it for 56,511 shares of Series E preferred stock, which converted to 56,511 shares of our common stock upon the consummation of our initial public offering of common stock. All such issuances were made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”).

•	In April 2000, our Predecessor Corporation sold an aggregate of 1,392,503 shares of Series E preferred stock at a price of $8.00 per share to a group of private investors for an aggregate purchase price of $11,140,024. These shares of Series E preferred stock converted to 1,392,503 shares of our common stock upon the consummation of our initial public offering of common stock. All such issuances were made pursuant to the exemption from registration provided by Section 4(2) of the 1933 Act.

•	In April 2000, our Predecessor Corporation issued (i) 7,425,000 shares of common stock valued at $7.50 per share and a warrant to purchase an additional 200,000 shares of common stock at an exercise price of $8.00 per share to Axys Pharmaceuticals, Inc., and (ii) 4,641 shares of common stock to a minority stockholder of AAT in connection with our Predecessor Corporation’s acquisition of AAT by merger. Such issuances were made pursuant to the exemption from registration provided by Section 4(2) of the 1933 Act.

•	In May 2000, in conjunction with our Predecessor Corporation’s acquisition of 75% of the stock of Structural Proteomics, Inc., our Predecessor Corporation issued 150,000 shares of its common stock to two founders of Structural Proteomics. Such issuances were made pursuant to the exemption from registration provided by Section 4(2) of the 1933 Act.

•	During the fiscal year ended December 31, 2000, we granted options to purchase an aggregate of 1,602,755 shares of common stock at a weighted average exercise price of $7.03 per share pursuant to our Predecessor Corporation’s 1995 Stock Option/Stock Issuance Plan and the current 2000 Stock Incentive Plan to certain directors, officers and employees. In connection with our acquisition of AAT, our Predecessor Corporation assumed options to purchase an aggregate of 696,383 shares of common stock at a weighted average exercise price of $2.67 per share that were granted by AAT pursuant to AAT’s 1999 Equity Incentive Plan. The AAT assumed options are included in the total option count above. The issuance of these options was made pursuant to the exemption from registration provided by Rule 701 promulgated under the 1933 Act. After our initial public offering, we also issued additional stock options which were registered under the 1933 Act on Form S-8.

      (b) Use of Proceeds

      On August 1, 2000, we closed the sale of 5,000,000 shares of our Common Stock, $0.001 par value, in our initial public offering (the “Offering”), and on August 30, 2000 we closed the sale of an additional 750,000 shares of Common Stock pursuant to the exercise of the underwriters’ overallotment option in the Offering. The shares of Common Stock sold in the Offering were registered under the 1933 Act on a Registration Statement on Form S-1 (the “Registration Statement”) (Reg. No. 333-36638) that was declared effective by the SEC on July 27, 2000. After deducting the underwriting discounts and commissions and various estimated Offering expenses, we received net proceeds from the Offering of approximately $94.7 million. Approximately $4.9 million of the proceeds of the Offering were used to fund our operations from August 1, 2000 through December 31, 2000, and we intend to continue to use the proceeds to fund our operations, including continued development and manufacturing of existing products as well as research and development of additional products and services. We used approximately $12.2 million to fund our acquisition of SIDDCO, and we intend to use an additional portion of the net proceeds to acquire new businesses or technologies, hire additional personnel and expand our facilities to be able to meet the growing needs of our business. In addition, we may, if the opportunity arises, use an unspecified portion of the net proceeds to acquire or invest in products, technologies or companies. We intend to use the balance of the net proceeds for general corporate purposes, including working capital. None of the net proceeds of the Offering were paid directly or indirectly to any directors, officers, general partners of our company or their associates, persons owning 10% or more of any class of our equity securities, or affiliates of ours.

Item 6. Selected Financial Data

      The following selected consolidated financial data should be read in conjunction with the Company’s financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report. Our statement of operations data for the years ended December 31, 2000, 1999, 1998, 1997 and 1996 and balance sheet data as of December 31, 2000, 1999, 1998, 1997 and 1996 are derived from our audited financial statements, of which the statement of operations data for the years ended December 31, 2000, 1999 and 1998 and balance sheet data as of December 31, 2000 and 1999 are included elsewhere in this report. The historical results are not necessarily indicative of the results that may be expected for any future period.

Selected Consolidated Financial Information
(in thousands, except per share data)

	Year Ended December 31,

	2000	1999	1998	1997	1996

Consolidated Statement of Operations Data

Revenue	$36,264	$13,076	$6,214	$3,150	$413

Costs of product and services	18,343	8,235	2,786	1,312	159

Gross margin	17,921	4,841	3,428	1,838	254

Operating expenses:

Research and development	8,934	3,538	5,058	4,143	2,598

Selling, general and administrative	8,414	4,439	4,984	2,528	1,637

Stock-based compensation	1,376	311	—	—	—

Amortization of goodwill	3,379	—	—	—	—

Write-off of in-process research and development	9,000	—	—	—	—

Total operating expenses	31,103	8,288	10,042	6,671	4,235

Loss from operations	(13,182)	(3,447)	(6,614)	(4,833)	(3,981)

Interest income (expense)	1,247	211	273	14	(45)

Foreign currency translation and other income (expense), net	238	(134)	63	(3)	—

Net loss	$(11,697)	$(3,370)	$(6,278)	$(4,822)	$(4,026)

Net loss per share, basic and diluted	$(0.89)	$(3.00)	$(8.20)	$(8.85)	$(12.95)

Shares used in computing net loss per share, basic and diluted	13,177	1,125	765	545	311

Pro forma net loss per share, basic and diluted(1)	$(0.67)	$(0.44)	$(0.98)	$(1.04)	$(1.75)

Shares used in computing pro forma net loss per share, basic and diluted	17,551	7,729	6,430	4,628	2,298

Other Data

EBITDA(2)	$4,503	$(2,909)	$(5,990)	$(4,593)	$(3,843)

Cash flow from operating activities	3,465	(5,735)	(3,267)	(5,252)	(4,472)

(1)	Pro forma basic and diluted net loss per share gives effect to the assumed conversion of preferred stock, which automatically converted to common stock upon the completion of the Company’s initial public offering (using the “as-if converted” method) from the original date of issuance.

(2)	EBITDA is defined as net loss less interest income, plus interest expense, depreciation and amortization expense. EBITDA is not a measure of performance under generally accepted accounting principles (GAAP). Amortization expense includes the amortization of deferred compensation, goodwill and other purchased intangibles. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity.

	As of December 31,

	2000	1999	1998	1997	1996

Selected Consolidated Balance Sheet Data

Cash and cash equivalents	$97,690	$2,885	$10,715	$281	$4,226

Working capital (deficit)	106,987	(3,663)	8,976	949	4,289

Total assets	179,780	21,652	16,596	3,831	5,671

Long term obligations, less current portion	944	1,910	96	322	486

Redeemable preferred stock	—	27,907	27,907	11,890	9,953

Total stockholders’ equity (deficit)	166,562	(19,269)	(16,298)	(10,035)	(5,229)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of our financial condition contains certain statements that are not strictly historical and are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a high degree of risk and uncertainty. Our actual results may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in our operations, development efforts and business environment, including integration of acquired businesses, the trend toward consolidation of the pharmaceutical industry, quarterly sales variability, technological advances by competitors, and other risks and uncertainties described elsewhere in this annual report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission. All forward-looking statements included in this document are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statement.

Overview

      We sell a broad range of products and services to pharmaceutical and biotechnology companies to make the drug discovery process for our customers faster, less expensive and more effective at generating drug candidates. We focus on the portion of the drug discovery process that begins after identification of a drug target through when a drug candidate is ready for clinical trials. We develop, produce and sell collections of chemical compounds that pharmaceutical and biotechnology companies test for their potential use as new drugs or for use as the chemical starting point for new drugs. We also develop, manufacture and sell proprietary instruments and associated consumable supplies that are used by the pharmaceutical and biotechnology industries in their own in-house drug discovery chemistry operations. Additionally, we provide testing services to our customers in which chemical compounds are tested for their biological activity as potential drugs. We also provide computational software tools that guide the entire process of chemical compound design, development and testing. At the close of 1999 we acquired Discovery Technologies Ltd. (DTL). During the year 2000 we acquired two additional businesses: Axys Advanced Technologies, Inc. (AAT) and Structural Proteomics, Inc. (SPI). In January 2001 we acquired Systems Integrated Drug Discovery Company (SIDDCO).

Results of Operations

      Revenue. Total revenue increased 177% to $36.3 million in 2000 from $13.1 million in 1999 and $6.2 million in 1998. The increase from 1999 to 2000 resulted from internal growth as well as contributions by our recently acquired businesses: DTL (completed in December, 1999), AAT (completed in April, 2000), and SPI (completed in May, 2000). The increase from 1998 to 1999 was primarily due to increased sales of our Directed Sorting product line and the commencement of the proprietary NanoKan product development contracts with Bristol-Myers Squibb and Aventis.

      Gross margin. Gross margins increased to $17.9 million in 2000 from $4.8 million in 1999 and $3.4 million in 1998. Gross margin was 49% of revenues in 2000, compared to 37% in 1999 and 55% in 1998. Gross margin as a percent of revenue increased in 2000 primarily due to higher gross margins from our compound library sales, which comprised a higher proportion of our sales due to the acquisition of AAT, and decreased in 1999 primarily due to the impact of the NanoKan development program which had a nominal gross margin.

      Research and development expenses. Research and development expenses consist primarily of salaries and benefits, supplies and expensed development materials, and facilities costs including equipment depreciation. Research and development expenses were $8.9 million in 2000, compared to $3.5 million in 1999 and $5.1 million in 1998. Research and development expenses increased from 1999 to 2000 primarily as a result of the research and development efforts associated with the three recent business acquisitions. Research and development expenses decreased from 1998 to 1999 primarily as a result of transferring our internally-funded development costs of the Directed Sorting product line to the NanoKan development program, which was funded by our NanoKan customers and reported as cost of revenues.

      Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries and benefits for sales, marketing and administrative personnel, advertising and promotional expenses, professional services, and facilities costs. Selling, general and administrative expenses increased to $8.4 million in 2000 from $4.4 million in 1999 and $5.0 million in 1998. The increase from 1999 to 2000 was primarily a result of our three recent business acquisitions, which increased our sales and marketing staffing levels and expanded our management team and infrastructure consistent with the corresponding revenue growth. The decrease in selling, general and administrative expenses from 1998 to 1999 was primarily due to severance payments, recruitment, and relocation expenses incurred in 1998 which were not repeated in 1999.

      Stock-based compensation. During 1999 and 2000, we granted stock options with exercise prices that were less than the estimated fair value of the underlying shares of common stock on the date of grant. As a result, we have recorded deferred stock-based compensation to be amortized over the period that these options vest. The amortization of deferred stock-based compensation for 2000 was $1.4 million, compared to approximately $311,000 for 1999.

      Amortization of goodwill. We recorded $3.4 million in goodwill amortization expense in 2000, in connection with the three acquisitions we completed during the last year. Goodwill is amortized straight-line over ten years. All three acquisitions were accounted for as purchases. There was no goodwill amortization expense during 1998 or 1999.

      In-process research and development. We incurred $9.0 million in expense in 2000 as a result of the write-off of in-process research and development acquired as part of the AAT acquisition.

      Interest income. We realized $1.3 million in net interest income in 2000, compared to net interest income of approximately $211,000 in 1999 and $273,000 in 1998. Net interest earned in 2000 was primarily from the investment of the $94.7 million in net proceeds from our initial public offering, less approximately $1.2 million in imputed interest expense equal to the fair value of warrants that were issued in connection with certain notes payable.

      Income taxes. At December 31, 2000, we had federal and California income tax net operating loss carryforwards of approximately $17.0 million and $12.9 million, respectively. The difference between the federal and California tax operating loss carryforwards is primarily attributable to the capitalization of research and development expenses for California income tax purposes. The federal and California tax net operating loss carryforwards will begin to expire in 2010 and 2003, respectively, unless previously used. We also have federal and California research tax credit carryforwards of approximately $1,255,000 and $801,000, respectively, which will begin to expire in 2010 unless previously used. We have provided a 100% valuation allowance against the related deferred tax assets as realization of such tax benefits is not assured.

Liquidity and Capital Resources

      Since inception of the Company, we have funded our operations principally with $39.0 million of private equity financings and $94.7 million of net proceeds from our initial public offering in July 2000.

      At December 31, 2000, cash and cash equivalents totaled approximately $97.7 million, compared to $2.9 million at December 31, 1999 and $10.7 million at December 31, 1998.

      Net cash generated from operating activities in 2000 was $3.5 million. A net loss of $11.7 million was offset by non-cash charges of $18.7 million, including a $9.0 million write-off of purchased in-process research and development. Accounts receivable increased by $4.8 million due to increased revenues during the period.

      We currently anticipate investing up to $4.0 million in 2001 for leasehold improvements and capital equipment necessary to support future revenue growth. Our actual future capital requirements will depend on a number of factors, including our success in increasing sales of both existing and new products and services, expenses associated with unforeseen litigation, regulatory changes and competition and technological developments, and potential future merger and acquisition activity. In the first quarter of 2001 we acquired SIDDCO for approximately $12 million cash, paid $2 million cash in prepaid royalties to Abbott Laboratories in connection with an exclusive license to their patented Micro Arrayed Compound Screening Technology, and agreed to acquire Xenometrix, Inc. for approximately $2.5 million in cash. We believe our existing cash and cash equivalents, plus any cash generated from operations, will be sufficient to fund our operating expenses, debt obligations and capital requirements through at least December 31, 2001.

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

      Foreign currency rate fluctuations. The functional currency for the European operations of our IRORI group is the U.S. dollar, and the functional currency for our Discovery Technologies group is the Swiss franc. Our subsidiary accounts are translated from their local currency to the U.S. dollar using the current exchange rate in effect at the balance sheet date for the balance sheet accounts, and using the average exchange rate during the period for revenues and expense accounts. The effects of translation for the European operations of our IRORI group are recorded as foreign currency gains (losses) in the consolidated statement of operations. The effects of translation for our Discovery Technologies group are recorded as a separate component of stockholders’ equity. Our European subsidiaries conduct their business with customers in local currencies. Exchange gains and losses arising from these transactions are recorded using the actual exchange differences on the date of the transaction. We have not taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with our European subsidiaries or transactions with our worldwide customers. The net tangible assets of our two European subsidiaries combined were $8.8 million at December 31, 2000. A 1% decrease in the value of the British pound and Swiss franc relative to the U.S. dollar would result in a foreign translation loss of $88,000.

      Inflation. We do not believe that inflation has had a material impact on our business or operating results during the periods presented.

Recent Accounting Pronouncements

      SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was effective January 1, 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative’s fair value be recognized in earnings unless specific hedge accounting criteria are met. We believe the adoption of SFAS No. 133 will not have an effect on the financial statements because we do not engage in derivative or hedging activities.

      In December, 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The application of SAB No. 101 did not have a material impact on our financial statements.

      In March 2000, the Financial Accounting Standards Board issued Financial Interpretation No. 44, or FIN 44, “Accounting for Certain Transactions Involving Stock Compensation — an interpretation of APB Opinion No. 25”. FIN 44 clarifies the definition of employees for purposes of applying Accounting Practice Board Opinion No. 25, “Accounting for Stock Issued to Employees”, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective on July 1, 2000, but certain conclusions in FIN 44 cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 has not had a material impact on the Company.

Item 7A. Market Risk

      Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. The Company limits its exposure to credit loss by placing its cash, cash equivalents and investments with high credit quality financial institutions.

Item 8. Financial Statements and Supplementary Data

      Our financial statements and schedules, as listed under Item 14, appear in a separate section of this Annual Report on Form 10-K beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      During our two most recent fiscal years and since then through today, we have not had a change in our independent auditors nor have there been any reportable disagreements between us and our independent auditors.

PART III

Item 10. Directors and Executive Officers of the Registrant

      The sections titled “Directors and Nominees”, “Board Meetings and Committees” and “Executive Officers” appearing in our Proxy Statement for the 2001 Annual Meeting of Stockholders are incorporated herein by reference.

Item 11. Executive Compensation

      The section titled “Executive Compensation” appearing in our Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      The section titled “Principal Stockholders” appearing in our Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

      The section titled “Certain Transactions” appearing in our Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) Financial Statements:

      The following financial statements of Discovery Partners International, Inc. are included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:

      (2) Financial Statement Schedules:

      All schedules have been omitted, since they are not applicable or not required, or the relevant information is included in the financial statements or the notes thereto.

      (3) Exhibits:

Exhibit
No.	Title	Method of Filing

2.1	Agreement and Plan of Merger among us, DPII Newco, LLC, Axys Pharmaceuticals, Inc., and Axys Advanced Technologies, Inc., dated April 11, 2000.	Incorporated by Reference to Exhibit 2.1 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

2.2	Stock Purchase Agreement among us, Structural Proteomics, Inc., Richard Fine and Boris Klebansky, dated May 5, 2000.	Incorporated by Reference to Exhibit 2.5 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

2.3	Agreement and Plan of Reorganization dated December 21, 2000 by and among us, SI Acquisition Corporation, Systems Integration Drug Discovery Company, Inc., Bruce Seligmann and Karen Junghans, Trustees of the Seligmann-Junghans Family Trust U/A/D July 9, 1999, Colin Dalton, Melvin Reisinger, Jr. and High Throughput Genomics, Inc.	Incorporated by Reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 12, 2001

3.1	Certificate of Incorporation of the Company	Incorporated by Reference to Exhibit 3.2 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

3.2	Bylaws of the Company	Incorporated by Reference to Exhibit 3.4 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

10.1	Second Amended and Restated Investors’ Rights Agreement among us and the investors listed on Schedule A thereto, dated April 28, 2000, as amended.	Incorporated by Reference to Exhibit 10.2 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

10.2	Common Stock Purchase and Asset Contribution Agreement between Axys Pharmaceuticals, Inc. and Axys Advanced Technologies, Inc., dated November 17, 1999.	Incorporated by Reference to Exhibit 10.5 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

10.3	Technology Assignment and License Agreement between Axys Pharmaceuticals, Inc. and Axys Advanced Technologies, Inc., dated April 28, 2000.	Incorporated by Reference to Exhibit 10.6 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

10.4	Non-Competition and Non-Disclosure Agreement between us and Axys Pharmaceuticals, Inc., dated April 28, 2000.	Incorporated by Reference to Exhibit 10.7 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

Exhibit
No.	Title	Method of Filing

10.5	Indemnity Escrow Agreement between us and Axys Pharmaceuticals, Inc., dated April 28, 2000.	Incorporated by Reference to Exhibit 10.8 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

10.6	Services Agreement between us and Axys Pharmaceuticals, Inc., dated April 28, 2000.	Incorporated by Reference to Exhibit 10.9 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

10.7	First Amendment to Sublease between Axys Pharmaceuticals, Inc. and Axys Advanced Technologies, Inc., dated April 28, 2000.	Incorporated by Reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

10.8	Compound Purchase Agreement between us and Axys Pharmaceuticals, Inc., dated April 28, 2000.	Incorporated by Reference to Exhibit 10.11 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

10.9	Standstill Agreement between us and Axys Pharmaceuticals, Inc., dated April 28, 2000.	Incorporated by Reference to Exhibit 10.12 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

10.10	Rights Agreement between us, Structural Proteomics, Inc., Richard Fine, Boris Klebansky and Arnold Hagler, dated March 5, 2000.	Incorporated by Reference to Exhibit 10.14 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

10.11	Warrant Agreement to Purchase Shares of Series A Preferred Stock between us and Comdisco, Inc., dated February 9, 1996.	Incorporated by Reference to Exhibit 10.16 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

10.12	Warrant Agreement to Purchase Shares of Series A Preferred Stock between us and Comdisco, Inc., dated February 9, 1996.	Incorporated by Reference to Exhibit 10.17 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

10.13	Pledge Agreement between us and Riccardo Pigliucci, dated November 30, 1998.	Incorporated by Reference to Exhibit 10.22 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

Exhibit
No.	Title	Method of Filing

10.14	Promissory Note issued by Riccardo Pigliucci, dated November 30, 1998.	Incorporated by Reference to Exhibit 10.23 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

10.15	Pledge Agreement between us and Riccardo Pigliucci, dated January 31, 1999.	Incorporated by Reference to Exhibit 10.24 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

10.16	Promissory Note issued by Riccardo Pigliucci, dated January 31, 1999.	Incorporated by Reference to Exhibit 10.25 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

10.17	Master Lease Agreement between us and Comdisco, Inc., dated February 9, 1996.	Incorporated by Reference to Exhibit 10.32 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

10.18	Master Security Agreement between us and General Electric Capital Corporation, dated November 1, 1999, as amended.	Incorporated by Reference to Exhibit 10.33 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

10.19	Equipment Financing Agreement between us and Lease Management Services, Inc., dated October 27, 1995, as amended.	Incorporated by Reference to Exhibit 10.34 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

10.20	Standby Letter of Credit between us and Bank of America, dated February 3, 1999.	Incorporated by Reference to Exhibit 10.36 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

10.21	Non-Exclusive Sublicense Agreement between us and Trega Biosciences, Inc., dated May 1, 1998.	Incorporated by Reference to Exhibit 10.37 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

10.22+	Patent License Agreement between us and Abbott Labs, Incorporated, dated January 2, 2001.	Filed herewith

10.23	Indemnification Agreement between us and Sokymat, S.A., dated April 19, 1999.	Incorporated by Reference to Exhibit 10.38 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

Exhibit
No.	Title	Method of Filing

10.24	Strategic Alliance Agreement between us and Bristol-Myers Squibb Company, dated May 22, 1998.	Incorporated by Reference to Exhibit 10.39 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

10.25	Strategic Alliance Agreement between us and Aventis (formerly Rhone-Poulenc Rorer International, Inc.), dated June 15, 1998.	Incorporated by Reference to Exhibit 10.40 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

10.26	Combinatorial Chemistry Agreement between Axys Pharmaceuticals, Inc. and Warner-Lambert Company, dated May 15, 1998.	Incorporated by Reference to Exhibit 10.41 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

10.27	Letter Agreement between Discovery Technologies, Ltd. and Basler Kantonalbank, dated December 22, 1999.	Incorporated by Reference to Exhibit 10.42 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

10.28	Loan Agreement between Discovery Technology, Ltd. and Novartis International AG, dated December 23, 1999.	Incorporated by Reference to Exhibit 10.43 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

10.29	Guaranty between us and Novartis International AG, dated December 23, 1999.	Incorporated by Reference to Exhibit 10.44 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

10.30	Industrial Lease between Irvine Company and us, dated February 17, 1999.	Incorporated by Reference to Exhibit 10.45 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

10.31	IRORI (Europe) Limited Lease of Unit 5, dated December 22, 1997.	Incorporated by Reference to Exhibit 10.46 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

10.32	Leasehold Contract between Basler Kantonalbank and Discovery Technologies, Ltd., dated June 18, 1997 (English version).	Incorporated by Reference to Exhibit 10.47 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

Exhibit
No.	Title	Method of Filing

10.33	Leasehold Contract between Basler Kantonalbank and Discovery Technologies, Ltd., dated June 18, 1997 (German version).	Incorporated by Reference to Exhibit 10.48 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

10.34	Letter Agreement terminating Directorship Agreement with Dieter Hoehn, dated May 8, 2000.	Incorporated by Reference to Exhibit 10.50 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

10.35*	Key Employment Agreement between us and Riccardo Pigliucci, dated April 17, 1998.	Incorporated by Reference to Exhibit 10.51 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

10.36*	1995 Stock Option/Stock Issuance Plan, as amended.	Incorporated by Reference to Exhibit 10.52 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

10.37*	1995 Stock Option/Stock Issuance Plan, Form of Notice of Grant.	Incorporated by Reference to Exhibit 10.53 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

10.38*	1995 Stock Option/Stock Issuance Plan, Form of Stock Option Agreement.	Incorporated by Reference to Exhibit 10.54 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

10.39*	1995 Stock Option/Stock Issuance Plan, Form of Stock Purchase Agreement.	Incorporated by Reference to Exhibit 10.55 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

10.40*	1995 Stock Option/Stock Issuance Plan, Form of Restricted Stock Issuance Agreement.	Incorporated by Reference to Exhibit 10.56 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

10.41*	Axys Advanced Technologies, Inc. 1999 Equity Incentive Plan.	Incorporated by Reference to Exhibit 10.57 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

Exhibit
No.	Title	Method of Filing

10.42*	Axys Advanced Technologies, Inc. 1999 Equity Incentive Plan, Form of Stock Option Agreement.	Incorporated by Reference to Exhibit 10.58 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

10.43*	2000 Stock Incentive Plan.	Incorporated by Reference to Exhibit 10.59 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

10.44*	2000 Stock Incentive Plan, Form of Notice of Grant.	Filed herewith

10.45*	2000 Stock Incentive Plan, Form of Stock Option Agreement.	Filed herewith

10.46*	2000 Stock Incentive Plan, Form of Stock Issuance Agreement.	Filed herewith

10.47*	2000 Employee Stock Purchase Plan.	Incorporated by Reference to Exhibit 10.60 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

10.48*	2000 Employee Stock Purchase Plan, Form of Stock Purchase Agreement	Filed herewith

10.49*	Form of Indemnification Agreement between us and each of our directors and officers.	Incorporated by Reference to Exhibit 10.61 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

10.50*	Employment Contract between us and Dr. Heinrich Zinsli, dated August 10, 1999.	Incorporated by Reference to Exhibit 10.62 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

10.51	Leasehold Contract between Basler Kantonalbank and Discovery Partners Technologies, Ltd., dated January 31, 2000 (English version).	Incorporated by Reference to Exhibit 10.63 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

10.52	Leasehold Contract between Basler Kantonalbank and Discovery Partners Technologies, Ltd., dated January 31, 2000 (German version).	Incorporated by Reference to Exhibit 10.64 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

21.1	Subsidiaries of the Registrant	Filed Herewith

23.1	Consent of Ernst & Young LLP, Independent Auditors	Filed Herewith

Exhibit
No.	Title	Method of Filing

24.1	Powers of Attorney	See Signature Page on Page 41

+	Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text (the “Mark”). This Exhibit has been filed separately with the Secretary of the Commission without the Mark pursuant to the Company’s Application Requesting Confidential Treatment under Rule 406 under the 1933 Act.

*	Indicates management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

We did not file any reports on Form 8-K during the quarter ended December 31, 2000.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISCOVERY PARTNERS INTERNATIONAL, INC.

Date: March 27, 2001	By:	/s/ Riccardo Pigliucci

Riccardo Pigliucci President, Chief Executive Officer and Director

POWER OF ATTORNEY

      Know all men by these presents, that each person whose signature appears below constitutes and appoints Riccardo Pigliucci his attorney-in-fact, with full power of substitution in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been executed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Riccardo Pigliucci Riccardo Pigliucci	President, Chief Executive Officer and Director	March 27, 2001

/s/ Jack Fitzpatrick	Chief Financial Officer	March 27, 2001

Jack Fitzpatrick

/s/ Andrew E. Senyei, M.D.	Director	March 27, 2001

Andrew E. Senyei, M.D.

/s/ Dieter Hoehn	Director	March 27, 2001

Dieter Hoehn

/s/ John Walker	Director	March 27, 2001

John Walker

/s/ Alan Lewis	Director	March 27, 2001

Alan Lewis

/s/ Colin Dollery	Director	March 27, 2001

Colin Dollery

Discovery Partners International, Inc.

Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Stockholders
Discovery Partners International, Inc.

      We have audited the accompanying consolidated balance sheets of Discovery Partners International, Inc. as of December 31, 2000 and 1999 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects the consolidated financial position of Discovery Partners International, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

San Diego, California
February 15, 2001

Consolidated Balance Sheets

	December 31, 2000	December 31, 1999

ASSETS

Current assets:

Cash and cash equivalents	$97,690,236	$2,884,639

Accounts receivable	9,395,097	2,785,618

Inventories	9,787,005	1,517,297

Prepaid and other current assets	1,685,914	201,284

Total current assets	118,558,252	7,388,838

Property and equipment, net	9,567,871	4,655,227

Restricted cash and cash equivalents and other assets	1,996,157	2,264,200

Patent and license rights, net	3,121,074	1,137,625

Other assets, net	1,382,443	—

Goodwill, net	45,154,516	6,205,830

Total assets	$179,780,313	$21,651,720

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:

Accounts payable and accrued expenses	$3,574,534	$2,133,625

Accrued compensation	1,231,503	214,601

Deferred business acquisition payment	931,335	1,721,775

Current portion of obligations under capital leases, equipment notes payable, line of credit and promissory notes	661,160	1,184,921

Deferred revenue	5,172,475	1,935,249

Notes payable to stockholders	—	3,861,920

Total current liabilities	11,571,007	11,052,091

Obligations under capital leases, equipment notes payable, and promissory notes less current portion	944,123	1,910,177

Deferred rent	74,583	51,906

Minority interest in Structural Proteomics	628,383	—

Commitments Redeemable convertible preferred stock, $.001 par value, none and 7,333,333 shares authorized at December 31, 2000 and 1999, respectively; none and 6,562,278 issued and outstanding at December 31, 2000 and 1999, respectively	—	27,906,717

Stockholders’ equity (deficit):

Common stock, $.001 par value, 99,000,000 shares authorized, 23,931,237 and 1,611,763 issued and outstanding at December 31, 2000 and 1999, respectively	23,931	1,612

Preferred stock, $.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at December 31, 2000 and 1999, respectively	—	—

Additional paid-in capital	200,184,929	1,399,376

Deferred compensation	(2,032,378)	(642,282)

Note receivable from stockholder	(240,000)	(240,000)

Accumulated other comprehensive income (loss)	54,903	(55,448)

Accumulated deficit	(31,429,168)	(19,732,429)

Total stockholders’ equity (deficit)	166,562,217	(19,269,171)

Total liabilities and stockholders’ equity	$179,780,313	$21,651,720

See accompanying notes.

Consolidated Statements of Operations

	Years Ended December 31,

	2000	1999	1998

Revenues:

Sales to third parties	$33,898,886	$13,075,835	$6,213,736

Sales to Axys Pharmaceuticals, Inc.	2,364,764	—	—

Total revenues	36,263,650	13,075,835	6,213,736

Cost of revenues (exclusive of $17,992 and $7,238 in 2000 and 1999, respectively, of stock-based compensation)	18,342,688	8,234,858	2,785,514

Gross margin	17,920,962	4,840,977	3,428,222

Cost and expenses:

Research and development (exclusive of $575,914 and $65,828 in 2000 and 1999, respectively, of stock-based compensation)	8,934,059	3,537,651	5,057,851

Selling, general and administrative (exclusive of $781,933 and $238,322 in 2000 and 1999, respectively, of stock-based compensation)	8,413,848	4,439,021	4,984,645

Amortization of stock-based compensation and other non-cash compensation charges	1,375,839	311,388	—

Amortization of goodwill	3,379,009	—	—

Write-off of in-process research and development	9,000,000	—	—

Total operating expenses	31,102,755	8,288,060	10,042,496

Loss from operations	(13,181,793)	(3,447,083)	(6,614,274)

Interest income	2,776,620	270,645	386,058

Interest expense	(1,529,578)	(60,003)	(112,698)

Foreign currency gains (losses)	133,062	(133,923)	63,401

Minority interest in Structural Proteomics	104,950	—	—

Net loss	$(11,696,739)	$(3,370,364)	$(6,277,513)

Net loss per share, basic and diluted	$(0.89)	$(3.00)	$(8.20)

Shares used in calculating net loss per share, basic and diluted	13,176,576	1,125,040	765,263

See accompanying notes.

Consolidated Statements of Stockholders’ Equity (Deficit)

	Common stock		Additional
			paid-in	Deferred
	Shares	Amount	capital	compensation

Balance at December 31, 1997	956,731	$957	$48,367	$—

Exercise of options to purchase common stock	34,242	34	14,447	—

Issuance of common stock in exchange for a promissory note	430,000	430	171,570	—

Net loss	—	—	—	—

Balance at December 31, 1998	1,420,973	1,421	234,384	—

Exercise of options to purchase common stock	20,790	21	5,412	—

Issuance of common stock in exchange for a promissory note	170,000	170	67,830	—

Issuance of warrants to purchase preferred stock	—	—	138,080	—

Deferred compensation related to stock options and restricted stock	—	—	953,670	(953,670)

Amortization of deferred compensation	—	—	—	311,388

Comprehensive loss:

Foreign currency translation adjustment	—	—	—	—

Net loss	—	—	—	—

Comprehensive loss	—	—	—	—

Balance at December 31, 1999	1,611,763	1,612	1,399,376	(642,282)

Common stock issued and options assumed for acquisitions	7,579,641	7,580	60,151,916	—

Common stock issued for cash	5,750,000	5,750	94,588,039	—

Exercise of options and warrants to purchase common stock	973,421	973	343,373	—

Issuance of warrants to purchase common stock	—	—	1,915,766	—

Conversion of preferred stock into common stock	8,016,412	8,016	39,020,526	—

Deferred compensation related to stock options and restricted stock	—	—	2,724,672	(2,724,672)

Amortization of deferred compensation and other non-cash compensation charges	—	—	41,261	1,334,576

Comprehensive loss:

Foreign currency translation adjustment	—	—	—	—

Net loss	—	—	—	—

Comprehensive loss	—	—	—	—

Balance at December 31, 2000	23,931,237	$23,931	$200,184,929	$(2,032,378)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Notes	Accumulated
	Receivable	other		Total
	From	comprehensive	Accumulated	stockholders'
	Stockholder	Income (loss)	deficit	equity (deficit)

Balance at December 31, 1997	$—	$—	$(10,084,552)	$(10,035,228)

Exercise of options to purchase common stock	—	—	—	14,481

Issuance of common stock in exchange for a promissory note	(172,000)	—	—	—

Net loss	—	—	(6,277,513)	(6,277,513)

Balance at December 31, 1998	(172,000)	—	(16,362,065)	(16,298,260)

Exercise of options to purchase common stock	—	—	—	5,433

Issuance of common stock in exchange for a promissory note	(68,000)	—	—	—

Issuance of warrants to purchase preferred stock	—	—	—	138,080

Deferred compensation related to stock options and restricted stock	—	—	—	—

Amortization of deferred compensation	—	—	—	311,388

Comprehensive loss:

Foreign currency translation adjustment	—	(55,448)	—	(55,448)

Net loss	—	—	(3,370,364)	(3,370,364)

Comprehensive loss	—	—	—	(3,425,812)

Balance at December 31, 1999	(240,000)	(55,448)	(19,732,429)	(19,269,171)

Common stock issued and options assumed for acquisitions	—	—	—	60,159,496

Common stock issued for cash	—	—	—	94,593,789

Exercise of options and warrants to purchase common stock	—	—	—	344,346

Issuance of warrants to purchase common stock	—	—	—	1,915,766

Conversion of preferred stock into common stock	—	—	—	39,028,542

Deferred compensation related to stock options and restricted stock	—	—	—	—

Amortization of deferred compensation and other non-cash compensation charges	—	—	—	1,375,837

Comprehensive loss:

Foreign currency translation adjustment	—	110,351	—	110,351

Net loss	—	—	(11,696,739)	(11,696,739)

Comprehensive loss	—	—	—	(11,586,388)

Balance at December 31, 2000	$(240,000)	$54,903	$(31,429,168)	$166,562,217

      See accompanying notes.

Consolidated Statements of Cash Flows

	Years ended December 31,

	2000	1999	1998

Operating activities

Net loss	$(11,696,739)	$(3,370,364)	$(6,277,513)

Adjustments to reconcile net loss to cash provided by (used in) operating activities:

Depreciation	2,966,335	360,322	561,049

Amortization	5,480,244	311,388	—

Non-cash interest expense for warrants issued	1,243,847	—	—

Write-off of in-process research and development	9,000,000	—	—

Change in operating assets and liabilities:

Accounts receivable	(4,804,972)	(444,341)	(334,487)

Inventories	(1,415,559)	(357,037)	(423,365)

Other current assets	(1,373,796)	130,727	(65,907)

Accounts payable and accrued expenses	481,058	(567,171)	1,395,725

Deferred revenue	2,309,449	(774,987)	1,871,400

Deferred rent	22,677	(23,918)	6,069

Restricted cash and cash equivalents and other assets	1,252,200	(1,000,000)	—

Net cash provide by (used in) operating activities	3,464,744	(5,735,381)	(3,267,029)

Investing activities

Purchases of property and equipment	(4,067,670)	(1,112,191)	(848,202)

Deposits and other assets	(870,347)	181,313	(7,331)

Purchase of patents and license rights	(143,673)	—	(1,212,497)

Purchase of other assets	(1,800,536)	(4,963,444)	—

Additional cash consideration for acquisition of Discovery Technologies	(1,721,775)	—	—

Purchase of Axys Advanced Technologies	(600,334)	—	—

Net cash used in investing activities	(9,204,335)	(5,894,322)	(2,068,030)

Financing activities

Proceeds from equipment lease line	1,484,859	—	—

Principal payments on capital leases, equipment notes payable, line of credit, and promissory notes	(2,974,674)	(205,980)	(262,165)

Net proceeds from issuance of preferred stock	5,004,801	—	13,568,346

Net proceeds from issuance of common stock	94,938,135	5,433	14,481

Proceeds from convertible notes payable	2,000,000	4,000,000	2,448,395

Net cash provided by financing activities	100,453,121	3,799,453	15,769,057

Effect of exchange rate changes	92,067	—	—

Net increase (decrease) in cash and cash equivalents	94,805,597	(7,830,250)	10,433,998

Cash and cash equivalents at beginning of period	2,884,639	10,714,889	280,891

Cash and cash equivalents at end of period	$97,690,236	$2,884,639	$10,714,889

Supplemental disclosure of cash flow information

Interest paid	$285,731	$60,004	$112,697

Supplemental schedule of non-cash investing and financing activities

Conversion of convertible notes payable to preferred stock	$6,000,000	$—	$2,448,395

Issuance of common stock for promissory note	$—	$68,000	$172,000

Issuance of warrant to purchase preferred stock	$1,105,767	$138,080	$—

Non-cash consideration for purchase of AAT	$59,769,495	$—	$—

Non-cash consideration for purchase of SPI	$1,200,000	$—	$—

Deferred acquisition payment for DTL	$931,335	$1,721,775	$—

See accompanying notes.

Notes to Consolidated Financial Statements

1. Organization and Basis of Presentation

Organization and Business

      Discovery Partners International, Inc. (the “Company”) was incorporated in California on March 22, 1995, under the name IRORI. The Company develops and offers libraries of drug-like compounds, proprietary instruments, consumables, drug discovery services and computational tools to generate compound libraries, and test, screen and optimize potential drugs. In 1998, the Company changed its name to Discovery Partners International, Inc. In July 2000, the Company reincorporated in Delaware.

Consolidation

      The consolidated financial statements include all the accounts of the Company and its wholly owned subsidiaries, IRORI Europe, Ltd., Discovery Technologies Ltd., ChemRx Advanced Technologies, Inc. and its majority owned subsidiary, Structural Proteomics, Inc. All intercompany accounts and transactions have been eliminated.

2. Summary of Significant Accounting Policies

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification

      Certain prior year balances have been reclassified to conform to the 2000 presentation.

Cash Equivalents

      The Company considers all highly liquid investments with a remaining maturity of less than three months when purchased to be cash equivalents. At December 31, 2000 and 1999, the cost of cash equivalents was the same as the market value. Accordingly, there were no unrealized gains and losses. The Company evaluates the financial strength of institutions at which significant investments are made and believes the related credit risk is limited to an acceptable level.

Long-Lived Assets

      In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company measures the future cash flows associated with the use of the asset and records the asset at fair value. While the Company’s current and historical operating and cash flow losses are indicators of impairment, the Company believes the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, the Company has not recognized any impairment losses through December 31, 2000.

Inventories

      Inventories are recorded at the lower of weighted average cost (approximates first-in first-out) or market. Inventories consist of the following:

	December 31,

	2000	1999

Raw materials	$1,646,779	$588,048

Work-in process	1,787,383	601,432

Finished goods	13,179,138	412,006

	16,613,300	1,601,486
Less reserves	(6,826,295)	(84,189)

	$9,787,005	$1,517,297

      Chemical compound libraries accounted for approximately $6.1 million of the total net inventory value at December 31, 2000.

Property and Equipment

      Property and equipment consists of the following:

	December 31,

	2000	1999

Furniture and equipment	$12,501,966	$4,821,335

Software	790,389	362,108

Leasehold improvements	4,446,021	633,387

	17,738,376	5,816,830
Less accumulated depreciation and amortization	(8,170,505)	(1,161,603)

	$9,567,871	$4,655,227

      Property and equipment, including equipment under capital leases and equipment notes payable, are stated at cost and depreciated over the estimated useful lives of the assets (three to seven years) or the term of the related lease, using the straight-line method. Amortization of assets acquired under capital leases is included in depreciation expense.

Patents and License Rights

      The Company has purchased patents and license rights for the labeling of chemical libraries and related to products for sale and in development. The purchased patents and license rights are amortized ratably over a period of ten years.

Other Assets

      Other assets consists of chemical compounds purchased by DTL for its screening services. The compounds are stated at cost and depreciated over the estimated useful lives of the assets (three to five years) using the straight line method.

Revenue Recognition

      Product sales, which include the sale of combinatorial chemistry instruments and proprietary libraries, are recorded as products are shipped. Development contract revenues and high-throughput screening service revenues are recognized on a percentage of completion basis. Advances received under these development contracts and high-throughput screening service agreements are recorded as deferred revenue and recognized as costs are incurred over the term of the contract. Revenue from chemistry service agreements is recognized on a monthly basis and is based upon the number of full time equivalent (FTE) employees that actually worked on each agreement and the agreed-upon rate per FTE per month.

      The Company does not have a history of significant returns of its products nor does it allow its customers the right to return its products.

Research and Development Costs

      Costs incurred in connection with research and development is charged to operations as incurred.

Stock-Based Compensation

      As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for common stock options granted, and restricted stock sold, to employees, founders and directors using the intrinsic value method and, thus, recognizes no compensation expense for options granted, or restricted stock sold, with exercise prices equal to or greater than the fair value of the Company’s common stock on the date of the grant. The

Company has recorded deferred stock compensation related to certain stock options which were granted with exercise prices below estimated fair value (see Note 7), which is being amortized on an accelerated amortization methodology in accordance with FIN 28.

      Deferred compensation for options granted, and restricted stock sold, to consultants has been determined in accordance with SFAS No. 123 and EITF 96-18 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Deferred charges for options granted, and restricted stock sold, to consultants are periodically remeasured until the underlying options vest.

Comprehensive Loss

      SFAS No. 130, Reporting Comprehensive Income, requires the Company to report in the consolidated financial statements, in addition to net income, comprehensive income (loss) and its components including foreign currency items and unrealized gains and losses on certain investments in debt and equity securities. For the years ended December 31, 2000 and 1999, the Company has disclosed comprehensive loss as a component of shareholders’ equity. Comprehensive loss was the same as net loss for the year ended December 31, 1998.

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

      In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. The Company has excluded all convertible preferred stock, outstanding stock options and warrants, and shares subject to repurchase from the calculation of diluted net loss per common share because all such securities are anti-dilutive for all applicable periods presented. The weighted average number of shares excluded from the calculation of diluted net loss per share for outstanding convertible preferred stock were 4,374,471, 6,603,780 and 5,665,232 for the years ended December 31, 2000, 1999 and 1998, respectively. The total number of shares excluded from the calculations of diluted net loss per share for options and warrants were 1,292,362, 383,396, and 1,437,691 for the years ended December 31, 2000, 1999 and 1998, respectively. The effect of such securities had they been dilutive, would have been included in the computation of diluted net loss per share using the treasury stock method.

      Pro forma basic and diluted net loss per common share of $(0.67), $(0.44), and $(0.98) for the years ended December 31, 2000, 1999 and 1998, respectively, gives effect to the assumed conversion of preferred stock, which automatically converted to common stock upon the completion of the Company’s initial public offering (using the “as-if converted” method) from the original date of issuance.

Segment Reporting

      The Company has determined that it operates in only one segment.

Concentration of Credit Risk

      Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. The Company limits its exposure to credit loss by placing its cash, cash equivalents and investments with high credit quality financial institutions.

Recently Issued Accounting Standards

      SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was effective January 1, 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative’s fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company believes the adoption of

SFAS No. 133 will not have an effect on the financial statements because the Company does not engage in derivative or hedging activities.

      In March 2000, the Financial Accounting Standards Board issued Financial Interpretation No. 44, or FIN 44, “Accounting for Certain Transactions Involving Stock Compensation — an interpretation of APB Opinion No. 25”. FIN 44 clarifies the definition of employees for purposes of applying Accounting Practice Board Opinion No. 25, “Accounting for Stock Issued to Employees”, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective on July 1, 2000, but certain conclusions in FIN 44 cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 has not had a material impact on the Company.

Foreign Currency Translation

      The financial statements of IRORI Europe, Ltd. are measured using the U.S. dollar as the functional currency. The financial statements of Discovery Technologies Ltd. are measured using the local currency as the functional currency. Assets and liabilities of the Company are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at the average rate of exchange during the reporting period. The resulting foreign currency gains (losses) for IRORI Europe, Ltd. are included in the consolidated statement of operations. The resulting translation adjustments for Discovery Technologies Ltd. are unrealized and included as a separate component of other comprehensive income (loss). Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of these transactions.

3. Acquisitions

Axys Advanced Technologies, Inc.

      On April 28, 2000, the Company acquired Axys Advanced Technologies, Inc. (“AAT”), a wholly owned subsidiary of Axys Pharmaceuticals, Inc. The acquisition was accounted for as a purchase in accordance with the provisions of APB No. 16.

      The Company obtained a report from Houlihan Valuation Advisors, an independent valuation firm, and performed other procedures necessary to complete the purchase price allocation.

      A summary of the AAT acquisition costs and allocation to the assets acquired and liabilities assumed is as follows:

Total acquisition costs:

Cash paid at acquisition	$50,000

Issuance of promissory note	550,334

Issuance of common stock, warrant and stock options	59,769,495

Acquisition related expenses	345,099

$60,714,928

Allocated to assets and liabilities as follows:

Tangible assets acquired	$12,252,068

Assumed liabilities	(2,581,167)

In-process research and development	9,000,000

Assembled workforce	1,344,067

Below market value lease	1,221,105

Goodwill	39,478,855

$60,714,928

      The goodwill will be amortized on a straight-line basis over a period of ten years from the date of acquisition. The assembled workforce and below market lease intangible assets will be amortized on a straight-line basis over periods of three and four years, respectively, from the date of acquisition.

      The valuation of the in-process research and development was determined based on a discounted cash flow analysis of projected future earnings for each project. The revenue stream from each research and development project was estimated based upon its stage of completion as of the acquisition date. The discount rates used for the analysis were adjusted based on the stage of completion to give effect to uncertainties in meeting the projected cash flows. The discount rates used ranged from 20% to 40%.

      Assuming that the acquisition of AAT had occurred on the first day of the Company’s fiscal year ended December 31, 1999, pro forma condensed consolidated financial information would be as follows:

	Years ended December 31,

	2000	1999

	(Unaudited)
Revenues	$41,334,000	$27,050,000

Net loss	(3,543,000)	(4,170,000)

Net loss per share, basic and diluted	$(0.27)	$(3.71)

      This pro forma information is not necessarily indicative of the actual results that would have been achieved had AAT been acquired the first day of the Company’s fiscal year ended December 31, 1999, nor is it necessarily indicative of future results. The above pro forma condensed consolidated information does not include the $9.0 million write-off of in-process research and development that occurred in the Company’s accounting for its acquisition of AAT in 2000.

Structural Proteomics, Inc.

      On May 5, 2000, the Company acquired 75% of the outstanding shares of Structural Proteomics, Inc. (SPI) in exchange for $1,000,000 in cash and 150,000 shares of DPI common stock. The acquisition was accounted for as a purchase in accordance with the provisions of APB No. 16, resulting in a total purchase price of $2.2 million and recognition of goodwill of $1.9 million. The pro forma results of operations for the years ended December 31, 2000 and 1999 as if the acquisition of SPI had occurred on the first day of the Company’s fiscal year ended December 31, 1999 are not materially different than the reported net loss.

      4. Debt

Equipment Notes Payable and Capital Leases

      At December 31, 2000, obligations under equipment notes totaled $1,794,328 payable in monthly installments through the year 2004 with a weighted-average interest rate of 9.77% and secured by the assets of the Company. In March 2000, the Company signed two equipment notes payable totaling $747,150, payable in monthly installments through the year 2003 with a weighted-average interest rate of 13.82% and secured by assets of the Company. In November 2000, the Company signed 3 additional equipment notes payable totaling $737,709, payable in monthly installments through the year 2004 with a weighted-average interest rate of 7.27% and secured by assets of the Company.

Notes Payable to Shareholders

      On December 10, 1999, the Company borrowed $4.0 million from certain of its principal investors. The notes accrued interest at 8% per annum and were due and payable on the earlier of the closing of a preferred stock financing round or February 10, 2000. Subsequent to December 31, 1999, the noteholders informally extended the maturity of the notes until the closing of the redeemable convertible Series E preferred stock sale. The notes plus accrued interest were converted into redeemable convertible Series E preferred stock on April 7, 2000 (see Note 6 and 7 ).

      On March 9, 2000, the Company borrowed $2.0 million from one of its principal investors. The promissory note accrued interest at 8% per annum and was due and payable upon the earlier of the closing of a preferred stock financing round or June 9, 2000. In connection with the note, the Company issued warrants to purchase a variable number of shares of redeemable convertible preferred stock at a purchase price of $5.00 per share. The note plus accrued interest was converted into redeemable convertible Series E preferred stock on April 7, 2000 (see Note 6 and 7).

5. Commitments

Leases

      The Company leases a facility in San Diego under an operating lease agreement that expires on August 31, 2006, and a second facility in South San Francisco under an operating lease agreement that expires on November 30, 2003. Rent expense was $908,036, $648,788 and $829,343 for the years ended December 31, 2000, 1999 and 1998, respectively. Additionally, the Company leases certain equipment under operating leases with initial terms in excess of one year.

      Annual future minimum lease obligations under the Company’s operating and capital leases as of December 31, 2000 are as follows:

		Equipment Notes
	Operating	Payable and Capital
	Leases	Leases

2001	$971,741	$774,589

2002	990,966	691,136

2003	969,074	321,163

2004	674,240	19,889

2005	690,856	—

Thereafter	467,952	—

Total minimum lease payments	$4,764,832	1,806,777

Less amount representing interest		(201,494)

Total present value of minimum payments		1,605,283

Less current portion		(661,160)

Non-current portion		$944,123

      At December 31, 2000, cost and accumulated amortization of property and equipment under capital leases was $2,472,228 and $523,050, respectively. At December 31, 1999, cost and accumulated amortization of property and equipment under capital leases was $624,947 and $170,183, respectively.

Letter of Credit

      The Company signed a standby letter of credit for $700,000 required under the terms of the Company’s lease of its facilities. The Company pledged $1.0 million of cash equivalents as collateral for the letter of credit. The amount is included in restricted cash and cash equivalents as of December 31, 2000 and 1999. The letter of credit expires in fiscal 2004.

6. Redeemable Convertible Preferred Stock

      In April 2000, the Company issued 1,392,503 shares of redeemable convertible Series E preferred stock at $8.00 per share in exchange for the conversion of $6.0 million in notes payable to shareholders and $5.0 million in cash. All of the shares of redeemable convertible Series A, B, C, D and E preferred stock were converted into common stock upon the completion of the Company’s initial public offering on July 27, 2000.

7. Shareholders’ Equity

Common Stock

      On July 27, 2000, the Company sold 5 million shares of common stock at $18.00 per share through an Initial Public Offering. On August 27, 2000, the underwriters exercised their option to acquire an additional 750,000 shares, also at $18.00 per share.

Stock Options

      In November 1995, the Company adopted the 1995 Stock Option/Stock Issuance Plan, under which 2,350,000 shares of common stock were reserved for issuance of stock and stock options granted by the Company. In July 2000, the Company adopted the 2000 Stock Incentive Plan (the “Plan”) as the successor plan to the 1995 Stock Option/Stock Issuance Plan. 3,300,000 shares of common stock were reserved under the Plan, including shares rolled over from the 1995 Plan. The Plan provides for the grant of incentive and nonstatutory options. The exercise price of incentive stock options must equal at least the fair value on the date of grant, and the exercise price of nonstatutory stock options may be no less than 85% of the fair value on the date of grant. The options generally vest over a four-year period and all expire ten years after the date of grant.

      A summary of the Company’s stock option activity and related information is as follows:

	Years Ended December 31,

	2000		1999		1998

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of period	934,510	$0.71	980,075	$0.49	483,720	$0.31

Granted	1,602,755	7.03	191,500	1.50	1,087,700	0.51

Exercised	(359,362)	0.96	(190,790)	0.38	(464,242)	0.40

Forfeited	(91,061)	2.59	(46,275)	0.75	(127,103)	0.34

Outstanding at end of period	2,086,842	$5.44	934,510	$0.71	980,075	$0.49

Exerciseable	574,933	$1.65	418,469	$0.53	204,893	$0.35

      Exercise prices for options outstanding as of December 31, 2000 ranged from $0.30 to $25.00. The weighted-average remaining contractual life of those options is approximately eight years. The weighted-average fair value of the options granted in 2000, 1999 and 1998 is $5.62, $0.39 and $0.13 per share, respectively.

      At December 31, 2000, options for 1,108,502 shares were available for future grant.

      Pro forma information regarding net income or loss is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions in 2000, 1999 and 1998: risk-free interest rate of 6.0% ; dividend yield of 0%; and a weighted-average life of five years. The Company used a volatility factor of 70%, 0%, and 0% during the years ended December 31, 2000, 1999 and 1998, respectively.

      For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company’s adjusted pro forma information is as follows:

	Years Ended December 31,

	2000	1999	1998

Adjusted pro forma net loss	$(13,301,547)	$(3,435,570)	$(6,296,500)

Adjusted pro forma net loss per share	$(1.01)	$(3.05)	$(8.23)

      The pro forma effect on net loss for 2000, 1999 and 1998 is not likely to be representative of the pro forma effects on reported net income or loss in future years because these amounts reflect less than four years of vesting.

      Following is a further breakdown of the options outstanding as of December 31, 2000:

					Weighted
		Weighted			Average
		Average	Weighted		Exercise Price
Range of	Options	Remaining Life	Average	Options	Of Options
Exercise Prices	Outstanding	In Years	Exercise Price	Exercisable	Exercisable

$0.20—1.50	625,515	7.4	$0.80	387,328	$0.73

$2.50—6.56	876,982	8.9	$2.66	176,506	$2.61

$8.00—12.00	272,600	9.3	$8.88	1,099	$8.00

$14.11—25.00	311,745	9.7	$19.53	10,000	$19.88

	2,086,842			574,933

Employee Stock Purchase Plan

      In June 2000, the board of directors and shareholders adopted the Employee Stock Purchase Plan (the “Purchase Plan”). A total of 250,000 shares of the Company’s common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during defined offering periods. The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. In addition, the Purchase Plan provides for annual increases of shares available for issuance under the Purchase Plan beginning with fiscal 2001. Employee participation in the Purchase Plan has not yet commenced.

Deferred Stock Compensation

      In conjunction with the Company’s initial public offering completed in July 2000, the Company has recorded deferred stock compensation totaling approximately $2.7 million and $1.0 million during the years ended December 31, 2000 and 1999, respectively, representing the difference at the date of grant between the exercise or purchase price and estimated fair value of the Company’s common stock as estimated by the Company’s management for financial reporting purposes in accordance with APB No. 25. Deferred compensation is included as a reduction of stockholders’ equity and is being amortized to expense on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation No. 28 over the vesting period of the options and restricted stock. During the years ended December 31, 2000 and 1999, the Company recorded amortization of stock-based compensation expense of approximately $1.4 million and $0.3 million, respectively.

Warrants

      In years prior to 1999, the Company has issued warrants to purchase a total of 468,522 shares of common and preferred stock in connection with convertible bridge notes issued to investors and obligations under capital leases. The warrants had exercise prices ranging from $.01 to $2.00 per share. The Company determined the relative fair value of the warrants at issuance was not material; accordingly, no value has been assigned to the warrants.

      In connection with the issuance of notes payable in December 1999 and March 2000, the Company issued warrants to investors to purchase a total of 234,738 shares of redeemable convertible preferred stock at a purchase price of $5.00 per share. The estimated fair value of the warrants of $1.2 million was based on using the Black Scholes valuation model and was recorded as interest expense in 2000.

      703,260 warrants have been exercised as of December 31, 2000.

Common Shares Reserved For Future Issuance

      At December 31, 2000 common shares reserved for future issuance consist of the following:

Warrants	200,000

Stock options	3,195,344

Employee Stock purchase plan	250,000

3,645,344

8. Income Taxes

      At December 31, 2000, the Company had federal and California income tax net operating loss carryforwards of approximately $16,970,000 and $12,860,000, respectively. The difference between the federal and California net tax operating loss carryforwards is primarily attributable to the capitalization of research and development expenses for California income tax purposes.

      The federal and California tax loss carryforwards will begin to expire in 2010 and 2003, respectively, unless previously utilized. The Company also has federal and California research tax credit carryforwards of approximately $1,255,000 and $801,000, respectively, which will begin to expire in 2010 unless previously utilized.

      Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company’s net operating loss and credit carryforwards may be limited if cumulative changes in ownership of more than 50% occur during any three year period.

      Significant components of the Company’s deferred tax assets are shown below. A valuation allowance of $12,035,000 has been recognized to offset the deferred tax assets as realization of such assets is uncertain.

	December 31,

	2000	1999

Deferred tax assets:

Net operating loss carryforwards	$6,680,000	$5,776,000

Research and development credits	1,775,000	935,000

Capitalized research and development expenses	2,732,000	179,000

Other, net	848,000	632,000

Total deferred tax assets	12,035,000	7,522,000

Valuation allowance for deferred tax assets	(12,035,000)	(7,522,000)

Net deferred tax assets	$—	$—

9. Retirement Plan

      In 1996, the Company established a 401(k) plan covering substantially all domestic employees. The Company pays all administrative fees of the plan. The plan contains provisions allowing for the Company to declare a match up to 25% of funds contributed to the plan by employees. There were no matching contributions declared by the Company for the years ended December 31, 2000, 1999 and 1998.

10. Significant Customers, Suppliers and Foreign Operations

      Most of the Company’s operations and long-lived assets are based in the United States. Discovery Technologies Ltd., located near Basel, Switzerland, had long-lived assets totalling $3,098,373 and $2,354,836 at December 31, 2000 and 1999, respectively.

      The geographic breakdown of our revenues for the years ended December 31, 2000, 1999 and 1998 are as follows:

	2000	1999	1998

United States	66%	74%	58%

Foreign countries	34%	26%	42%

	100%	100%	100%

      Major customers, responsible for 10% or more of revenues, include collaborative partners and pharmaceutical and biotechnology companies. The percentages of sales of each of these third party major customers to total revenue derived from third parties for the years ended December 31, 2000, 1999 and 1998 were as follows:

	Years Ended December 31,

	2000	1999	1998

Customer A	14%	—	—

Customer B	12%	22%	8%

Customer C	10%	—	—

Customer D	7%	20%	3%

Customer E	1%	7%	23%

      The Company depends on sole source suppliers for the mesh component of its reactors, the RF tags used in its commercial products and the two dimensional bar code tags used in its NanoKan reactors.

11. Quarterly Financial Data (Unaudited)

      The following financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2000 are as follows (in thousands, except per share data):

	2000 Quarter Ended

	Mar 31	Jun 30	Sep 30	Dec 31

Revenues	$5,173	$9,528	$10,159	$11,403

Cost of product and services	3,053	4,724	5,034	5,531

Gross margin	2,120	4,804	5,125	5,872

Loss from operations	(437)	(9,435)	(1,582)	(1,727)

Net loss	$(1,630)	$(9,315)	$(631)	$(121)

Net loss per share, basic and diluted(1)	$(1.23)	$(1.03)	$(0.03)	$(0.01)

Pro forma net loss per share, basic and diluted(1), (2)	$(0.21)	$(0.55)	$(0.03)	$(0.01)

(1)	Net loss per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly net loss per share will not necessarily equal the total for the year.

(2)	Pro forma basic and diluted net loss per common share gives effect to the assumed conversion of preferred stock, which automatically converted to common stock upon the completion of the Company’s initial public offering (using the “as-if converted” method) from the original date of issuance.

12. Subsequent Events (Unaudited)

      On January 12, 2001, the Company acquired Systems Integration Drug Discovery Company, Inc., a privately-held company located in Tucson, Arizona, for approximately $12 million in cash. The acquisition was accounted for as a purchase in accordance with the provisions of APB No. 16.

      On February 27, 2001, the Company agreed to acquire Xenometrix, Inc., a publicly-held company located in Boulder, Colorado for approximately $2.5 million in cash. The acquisition is expected to close in the second quarter of 2001, and will be accounted for as a purchase in accordance with the provisions of APB No. 16.