Form 10-Q
period 2001-03-31
DISCOVERY PARTNERS INTERNATIONAL INC
filed 2001-05-14
CIK 1113148

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2001

Commission File Number 000-31141

DISCOVERY PARTNERS INTERNATIONAL, INC.

State of Incorporation: Delaware		I.R.S. Employer ID #: 33-0655706

Address:	9640 Towne Centre Drive San Diego, California 92121	Telephone #: (858) 455-8600

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [X]   No  [   ]

As of April 30, 2001 a total of 24,110,803 shares of the Registrant’s Common Stock, $0.001 par value, were issued and outstanding.

DISCOVERY PARTNERS INTERNATIONAL, INC.
FORM 10-Q

DISCOVERY PARTNERS INTERNATIONAL, INC.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Discovery Partners International, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2001	December 31, 2000

	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$80,822,615	$97,690,236

Accounts receivable	6,972,207	9,395,097

Inventories	11,337,014	9,787,005

Prepaid and other current assets	1,769,150	1,685,914

Total current assets	100,900,986	118,558,252

Property and equipment, net	10,656,820	9,567,871

Restricted cash	800,000	1,000,000

Patent, license rights and other intangible assets, net	6,296,863	3,121,074

Goodwill, net	54,294,603	45,154,516

Other assets, net	2,091,174	2,378,600

Total assets	$175,040,446	$179,780,313

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued expenses	$4,427,837	$4,806,037

Deferred business acquisition payment	—	931,335

Current portion of obligations under capital leases, equipment notes payable, line of credit and promissory notes	669,282	661,160

Deferred revenue	4,095,253	5,172,475

Total current liabilities	9,192,372	11,571,007

Obligations under capital leases, equipment notes payable, and promissory notes less current portion	825,723	944,123

Deferred rent	86,685	74,583

Minority interest in Structural Proteomics	566,396	628,383

Stockholders’ equity:

Common stock, $.001 par value, 99,000,000 shares authorized, 24,011,821 and 23,931,237 issued and outstanding at March 31, 2001 and December 31, 2000, respectively	24,011	23,931

Preferred stock, $.001 par value, 1,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2001 and December 31, 2000	—	—

Additional paid-in capital	200,271,467	200,184,929

Deferred compensation	(1,707,990)	(2,032,378)

Note receivable from stockholder	(240,000)	(240,000)

Accumulated other comprehensive income (loss)	(347,803)	54,903

Accumulated deficit	(33,630,415)	(31,429,168)

Total stockholders’ equity	164,369,270	166,562,217

Total liabilities and stockholders’ equity	$175,040,446	$179,780,313

See accompanying notes.

Discovery Partners International, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended

	March 31, 2001	March 31, 2000

Revenues	$9,523,951	$5,173,043

Cost of revenues (exclusive of $4,481 and $3,663 for the

three months ended March 31, 2001 and 2000, respectively,

of stock-based compensation)	4,464,278	3,052,994

Gross margin	5,059,673	2,120,049

Cost and expenses:

Research and development (exclusive of $136,751 and $87,846

for the three months ended March 31, 2001 and 2000, respectively,

of stock-based compensation)	3,892,830	618,981

Selling, general & administrative (exclusive of $183,156

and $171,858 for the three months ended March 31, 2001 and 2000,

respectively, of stock-based compensation)	2,797,460	1,519,285

Amortization of stock-based compensation	324,388	263,367

Amortization of goodwill	1,499,567	155,146

Total operating expenses	8,514,245	2,556,779

Loss from operations	(3,454,572)	(436,729)

Interest income (expense)	1,155,474	(1,322,424)

Foreign currency gains	35,864	128,772

Minority interest in Structural Proteomics	61,987	—

Net loss	$(2,201,247)	$(1,630,381)

Historical net loss per share, basic and diluted	$(0.09)	$(1.23)

Shares used in calculating historical net loss per share, basic and diluted	23,774,548	1,323,860

Pro Forma net loss per share, basic and diluted		$(0.21)

Shares used in calculating pro forma net loss per share, basic and diluted		7,938,689

See accompanying notes.

Discovery Partners International, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months ended

	March 31, 2001	March 31, 2000

OPERATING ACTIVITIES

Net loss	$(2,201,247)	$(1,630,381)

Adjustments to reconcile net loss to cash used in operating activities:

Depreciation and amortization	1,220,748	608,112

Amortization of goodwill	1,499,567	—

Amortization of deferred compensation	324,388	263,367

Minority interest in Structural Proteomics	(61,987)

Noncash interest expense for warrants issued	—	1,243,847

Change in operating assets and liabilities:

Accounts receivable	2,682,040	(296,289)

Inventories	(1,193,703)	(945,573)

Other current assets	(22,255)	(144,009)

Accounts payable and accrued expenses	(973,904)	(317,700)

Deferred revenue	(2,282,763)	(86,109)

Deferred rent	12,102	3,485

Restricted cash	200,000	45,200

Net cash used in operating activities	(797,014)	(1,256,050)

INVESTING ACTIVITIES

Purchases of property and equipment	(997,098)	(1,038,283)

Other assets	287,425	(230,822)

Purchase of patents, license rights and other intangible assets	(2,028,970)	—

Additional cash consideration for acquisition of Discovery Technologies Ltd.	(894,300)	(1,721,775)

Purchase of Systems Integration Drug Discovery Company, net of cash acquired	(12,011,297)	—

Net cash used in investing activities	(15,644,240)	(2,990,880)

FINANCING ACTIVITIES

Proceeds from equipment lease line	—	747,150

Principal payments on capital leases, equipment notes payable, line of credit and promissory notes	(110,278)	(314,428)

Issuance of common stock, net of purchases	86,617	66,056

Proceeds from convertible notes payable	—	2,000,000

Net cash provided by (used in) financing activities	(23,661)	2,498,778

Effect of exchange rate changes	(402,706)	(152,668)

Net increase (decrease) in cash and cash equivalents	(16,867,621)	(1,900,820)

Cash and cash equivalents at beginning of period	97,690,236	2,884,639

Cash and cash equivalents at end of period	$80,822,615	$983,819

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$29,605	$124,189

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Fair value of assets acquired	$14,323,709	$—

Cash paid for capital stock	$(12,522,464)	—

Liabilities assumed	$1,801,245	—

Issuance of warrant to purchase preferred stock	$—	$1,105,767

See accompanying notes.

DISCOVERY PARTNERS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2001

1. Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet as of March 31, 2001, condensed consolidated statements of operations for the three months ended March 31, 2001 and 2000, and the condensed consolidated statements of cash flows for the three months ended March 31, 2001 and 2000 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2001 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2000 included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

      The consolidated financial statements include all the accounts of the Company and its wholly-owned or majority-owned subsidiaries, IRORI Europe, Ltd., Discovery Technologies, Ltd., ChemRx Advanced Technologies, Inc., Structural Proteomics, Inc., and Systems Integration Drug Discovery Company, Inc. All intercompany accounts and transactions have been eliminated.

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

      In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period; less shares subject to repurchase. Pro forma basic and diluted net loss per common share, as presented in the statement of operations, has been computed for the three months ended March 31, 2000 as described above, and also gives effect to the conversion of preferred stock which automatically converted to common stock immediately prior to the completion of the Company’s initial public offering on July 27, 2000 (using the “as if converted” method) from the original date of issuance.

      The Company has excluded all convertible preferred stock, outstanding stock options and warrants, and shares subject to repurchase from the calculation of diluted net loss per common share because all such securities are anti-dilutive for all applicable periods presented.

3. Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, requires the Company to report, in addition to net income, comprehensive income (loss) and its components. A summary follows:

Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three months ended

	March 31, 2001	March 31, 2000

Comprehensive loss:

Foreign currency translation adjustment	$(402,706)	$(96,621)

Net loss	(2,201,247)	(1,630,381)

Comprehensive loss	$(2,603,953)	$(1,727,002)

4. Acquisition of Systems Integration Drug Discovery Company, Inc.

      On January 12, 2001, the Company acquired Systems Integration Drug Discovery Company, Inc. (SIDDCO), a privately held company located in Tucson, Arizona, for approximately $12.5 million. The acquisition was accounted for as a purchase in accordance with the provisions of APB No. 16.

      A summary of the SIDDCO acquisition costs and allocation to the assets acquired and liabilities assumed is as follows:

Total acquisition costs:

Cash paid at acquisition	$12,082,171

Acquisition-related expenses	440,293

$12,522,464

Allocated to assets and liabilities as follows:

Tangible assets acquired	$2,226,786

Assumed liabilities	(1,801,245)

Assembled workforce	731,234

Customer contracts	689,000

Goodwill	10,676,689

$12,522,464

      The goodwill will be amortized on a straight-line basis over a period of ten years from the date of acquisition. The assembled workforce will be amortized on a straight-line basis over a period of four years from the date of acquisition. The customer contracts will be amortized on a straight-line basis over 30 months from the date of acquisition. The pro forma results of operations for the three months ended March 31, 2000 as if the acquisition of SIDDCO had occurred on January 1, 2000 are not materially different than the reported net loss.

5. Deferred Stock Compensation

      In conjunction with the Company’s initial public offering completed in July 2000, the Company has recorded deferred stock compensation totaling approximately $2.7 million and $1.0 million during the years ended December 31, 2000 and 1999, respectively, representing the difference at the date of grant between the exercise or purchase price and estimated fair value of the Company’s common stock as estimated by the Company’s management for financial reporting purposes in accordance with APB No. 25. Deferred compensation is included as a reduction of stockholders’ equity and is being amortized to expense on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation No. 28 over the vesting period of the options and restricted stock. During the three months ended March 31, 2001 and 2000, the Company recorded amortization of stock-based compensation expense of approximately $324,000 and $263,000, respectively.

6. Subsequent Event

      In May 2001, the Company acquired Xenometrix, Inc., a publicly held company located in Boulder, Colorado for a total consideration of approximately $2.5 million. The acquisition will be accounted for as a purchase in accordance with the provisions of APB No. 16.

DISCOVERY PARTNERS INTERNATIONAL, INC.

PART I
FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

THIS FORM 10-Q CONTAINS CERTAIN STATEMENTS THAT ARE NOT STRICTLY HISTORICAL AND ARE “FORWARD-LOOKING” STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND INVOLVE A HIGH DEGREE OF RISK AND UNCERTAINTY. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS DUE TO RISKS AND UNCERTAINTIES THAT EXIST IN OUR OPERATIONS, DEVELOPMENT EFFORTS AND BUSINESS ENVIRONMENT, INCLUDING THOSE DESCRIBED BELOW UNDER THE HEADING “RISKS AND UNCERTAINTIES” AND THOSE DESCRIBED IN OUR FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000 AND OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

Results of Operations For The Three Months Ended March 31, 2001 and 2000

      Revenue. Total revenues increased 84% from the three months ended March 31, 2000 to the three months ended March 31, 2001. The revenue growth was primarily due to the acquisitions of Axys Advanced Technologies (completed in April, 2000) and Systems Integration Drug Discovery Company (completed in January, 2001). We noted during the first quarter the potential deferral by certain prospective customer pharmaceutical companies to purchase big-ticket items such as large libraries of chemical compounds or capital equipment such as our proprietary NanoKan™ System.

      Gross margin. Gross margins as a percentage of revenues increased from 41% for the three months ended March 31, 2000 to 53% for the three months ended March 31, 2001. The gross margin improvement resulted from a change in our product mix to include a greater proportion of higher margin compound library revenue, as well as improved margins on our instrumentation product line and the recognition of a nonrefundable prepayment that was earned in the first quarter of 2001 pursuant to the provisions of a chemistry contract.

      Research and development expenses. Research and development expenses consist primarily of salaries and benefits, supplies and expensed development materials, and facilities costs and equipment depreciation. Research and development expenses increased 529% ($3.3 million) from the three months ended March 31, 2000 to the three months ended March 31, 2001. Research and development expenses increased primarily due to the research and development expenses associated with the businesses we acquired during the last four quarters.

      Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries and benefits for sales and marketing and administrative personnel, advertising and promotional expenses, professional services, and facilities costs. Selling, general and administrative expenses increased 84%

($1.3 million) from the three months ended March 31, 2000 to the three months ended March 31, 2001, in proportion with our revenue growth during the year.

      Stock-based compensation. During 1999 and 2000, we granted stock options with exercise prices that were less than the estimated fair value of the underlying shares of common stock on the date of grant. As a result, we have recorded deferred stock-based compensation to be amortized over the period that these options vest. The deferred stock-based compensation expense for the three months ended March 31, 2001 was approximately $324,000, compared to approximately $263,000 for the three months ended March 31, 2000.

      Amortization of goodwill. We recognized approximately $1.5 million in goodwill amortization expense for the three months ended March 31, 2001 compared to approximately $155,000 in goodwill amortization expense recognized during the three months ended March 31, 2000. Goodwill is amortized straight-line over ten years. All acquisitions were accounted for as purchases.

      Interest income. We realized net interest income of approximately $1.2 million for the three months ended March 31, 2001, as compared to net interest expense of approximately $1.3 million for the three months ended March 31, 2000. Interest earned during the three months ended March 31, 2001 was from the investment of our cash balance remaining from our July/August 2000 initial public offering proceeds. The net interest expense incurred during the three months ended March 31, 2000 was primarily a result of approximately $1.2 million in imputed interest expense equal to the fair value of warrants that were issued in connection with certain notes payable.

Liquidity and Capital Resources

      Since inception of the Company, we have funded our operations principally with $39.0 million of private equity financings and $94.7 million of net proceeds from our initial public offering in July/August 2000.

      At March 31, 2001, cash and cash equivalents totaled approximately $80.8 million, compared to $97.7 million at December 31, 2000.

      Net cash used in operating activities for the three months ended March 31, 2001 was approximately $797,000. A net loss of $2.2 million, an increase in inventory of $1.2 million and decreases in accounts payable, accrued expenses and deferred revenue totaling $3.3 million were offset by non-cash charges of $3.0 million, a decrease in accounts receivable of $2.7 million and a decrease of restricted cash of $200,000.

      We currently anticipate investing up to $3.0 million through December 31, 2001 for leasehold improvements and capital equipment necessary to support future revenue growth. Our actual future capital requirements will depend on a number of factors, including our success in increasing sales of both existing and new products and services, expenses associated with any unforeseen litigation, regulatory changes and competition and technological developments, and potential future merger and acquisition activity. During the three months ended March 31, 2001 we acquired Systems Integration Drug Discovery Company, Inc. for approximately $12 million net of cash acquired, paid $2 million cash in prepaid royalties to Abbott Laboratories in connection with an exclusive license to their patented Micro Arrayed Compound Screening technology, paid $.9 million cash for the final contingent purchase price payment for Discovery Technologies Ltd., and agreed to acquire Xenometrix, Inc. for approximately $2.5 million in cash. In May 2001, we completed the acquisition of Xenometrix. We believe our existing cash and cash equivalents, plus any cash generated from operations, will be sufficient to fund our operating expenses, debt obligations and capital requirements through at least December 31, 2001.

RISKS AND UNCERTAINTIES

      In addition to the other information contained herein, you should carefully consider the following risk factors in evaluating our company.

Risks Related To Our Business

We recently have acquired several businesses and face risks associated with integrating these businesses and potential future acquisitions.

      We recently completed the acquisitions of Discovery Technologies, AAT, 75% of the outstanding stock of Structural Proteomics, SIDDCO and Xenometrix and are in the process of integrating these businesses. We plan to continue to review potential acquisition candidates in the ordinary course of our business, and our strategy includes building our business through acquisitions. Acquisitions involve numerous risks, including, among others, difficulties and expenses incurred in the consummation of acquisitions and assimilation of the operations, personnel and services or products of the acquired companies, difficulties of operating new businesses, the diversion of management’s attention from other business concerns and the potential loss of key employees of the acquired company. For example, distance and cultural differences may make it difficult for us to successfully assimilate the operations of our recently acquired assay development and high throughput screening operations (Discovery Technologies) located in Switzerland with our medicinal chemistry operations located in San Diego. Further, integrating the chemistry operations performed by AAT and SIDDCO with our existing ChemRx chemistry operations will cause some key employees to have overlapping functional roles, which may lead to their departure if they are unable or unwilling to assume new or different roles within our merged organization. In addition, acquired businesses may have management structures incompatible with our own and may experience difficulties in maintaining their existing levels of business after joining us. If we do not successfully integrate and grow the five businesses we recently acquired or any businesses we may acquire in the future, our business will suffer. Additionally, acquisition candidates may not be available in the future or may not be available on terms and conditions acceptable to us. Acquisitions of foreign companies also may involve additional risks of assimilating different business practices, overcoming language and cultural barriers and foreign currency translation. We currently have no agreements or commitments with respect to any acquisition, and we may never successfully complete any additional acquisitions.

We may not achieve or sustain profitability in the future.

      We are at an early stage of executing our business plan. We have incurred operating and net losses since our inception. As of March 31, 2001, we had an accumulated deficit of $33.6 million. For the years ended December 31, 1998, 1999, and 2000, and the three months ended March 31, 2001 we had net losses of $6.3 million, $3.4 million, $11.7 million and $2.2 million, respectively. We may also in the future incur operating and net losses and negative cash flow from operations, due in part to anticipated increases in expenses for research and product development, acquisitions of complementary businesses and technologies and expansion of our sales and marketing capabilities. We incurred no goodwill charges in the years ended December 31, 1998 and 1999, and we incurred goodwill charges of $3.4 million in the year ended December 31, 2000 and $1.5 million for the three months ended March 31, 2001. Goodwill charges for the Discovery Technologies, AAT and Structural Proteomics acquisitions will be at a straight-line rate of $405,000 per month, or $4.8 million per year, for the ten-year period beginning in July 2000. For the SIDDCO acquisition, we expect goodwill charges to be at a straight-line rate of $89,000 per month, or $1.1 million per year, for the ten-year period beginning in January 2001. Given our acquisition strategy, we expect significant goodwill charges to affect our net income (loss) for the foreseeable future. We may not be able to achieve or maintain profitability. Moreover, if we do achieve profitability, the level of any profitability cannot be predicted and may vary significantly from quarter to quarter.

We may incur exchange losses when foreign currency used in international transactions is converted into U.S. dollars.

      Currency fluctuations between the U.S. dollar and the currencies in which we do business including the British pound, the Swiss franc and the Euro will cause foreign currency translation gains and losses. We cannot predict the effects of exchange rate fluctuations on our future operating results because of the number of currencies involved, changes in the percentage of our revenue which will be invoiced in foreign currencies, the variability of currency exposure and the potential volatility of currency exchange rates. We do not currently engage in foreign exchange hedging transactions to manage our foreign currency exposure.

If our products and services do not become widely used in the pharmaceutical and biotechnology industries, it is unlikely that we will be profitable.

      We have a limited history of offering our products and services, including our collections of chemical compounds, informatics tools and NanoKan System. It is uncertain whether our current customers will continue to use these products and services or whether new customers will use these products and services. In order to be successful, our products and services must meet the requirements of the pharmaceutical and biotechnology industries, and we must convince potential customers to use our products and services instead of competing technologies and offerings. Market acceptance will depend on many factors, including our ability to:

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

      Because of these and other factors, some of which are beyond our control, our products and services may not gain market acceptance.

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

      Growth in our operations has placed and, if we grow in the future, will continue to place a significant strain on our operational, human and financial resources. We recently have acquired five new businesses, and we intend to continue to grow our business internally and by acquisition. We have not yet fully expanded our management and infrastructure to accommodate all of our past acquisitions in advance of anticipated growth. Therefore, as we expand our operations we will not necessarily have in place infrastructure and personnel sufficient to accommodate the increased size of our business. Our ability to manage effectively any growth through acquisitions or any internal growth will depend, in large part, on our ability to hire, train and assimilate additional management, professional, scientific and technical personnel and our ability to expand, improve and effectively use our operating, management, marketing and financial systems to accommodate our expanded operations. These tasks are made more difficult as we acquire businesses in geographically disparate locations, such as our recent acquisitions of Discovery Technologies in Switzerland, AAT in the San Francisco area, Structural Proteomics in New Jersey, SIDDCO in Tucson, Arizona and Xenometrix in Colorado.

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

      A large portion of our expenses, including expenses for facilities, equipment and personnel, is relatively fixed. Accordingly, if revenues decline or do not grow as anticipated, we might not be able to correspondingly reduce our operating expenses. Failure to achieve anticipated levels of revenues could therefore significantly harm our operating results for a particular fiscal period.

      Due to the possibility of fluctuations in our revenues (on an absolute basis and relative to our expenses), we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

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

      We plan to generate and use information that is not proprietary to our customers and that we derive from performing drug discovery services for our customers. However, our customers may not allow us to use for our own purposes information such as the general interaction between types of chemistries and types of drug targets that we generate when performing drug discovery services for them. Our current contracts restrict our use of scientific information we generate for our customers, such as the biological activity of chemical compounds with respect to drug targets, and future contracts also may restrict our use of scientific information. To the extent that our use of information is restricted, we may not be able to collect and aggregate scientific data and take advantage of potential revenue opportunities.

Our operations could be interrupted by damage to our facilities.

      Our results of operations are dependent upon the continued use of our highly specialized laboratories and equipment. Our operations are primarily concentrated in facilities in San Diego, California, near San Francisco, California, near Basel, Switzerland, in Tucson, Arizona and in Boulder, Colorado. Natural disasters, such as earthquakes, could damage our laboratories or equipment and these events may materially interrupt our business. We maintain business interruption insurance to cover lost revenues caused by such occurrences. However, this insurance would not compensate us for the loss of opportunity and potential adverse impact on relations with existing customers created by an inability to meet our customers’ needs in a timely manner.

Energy shortages may adversely impact operations.

      California is currently experiencing shortages of electrical power and other energy sources. This condition has periodically resulted in rolling blackouts, or the temporary and generally unannounced loss of the primary electrical power source. Our laboratory and other facilities in San Diego and South San Francisco are powered by electricity. Currently, we do not have secondary electrical power sources to mitigate the impacts of temporary or longer-term electrical outages. It is not anticipated that the power shortages will abate soon, and therefore, our operating facilities may experience brownouts, blackouts, or other consequences of the shortages, and may be subject to usage restrictions or other energy consumption regulations that could adversely impact or disrupt our research and development, manufacturing and other activities.

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

      We compete with companies in the United States and abroad that engage in the development and production of drug discovery products and services. These competitors include companies engaged in the following areas of drug discovery:

•	Assay, development and screening, including Aurora Biosciences (being acquired by Vertex) and Pharmacopeia;

•	Combinatorial chemistry instruments, including Argonaut and Bohdan;

•	Compound libraries and lead optimization, including Albany Molecular Research and Arqule; and

•	Informatics, including the MSI division of Pharmacopeia.

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

      Our future success will depend to a significant extent on our ability to attract, retain and motivate highly skilled scientists and sales personnel. In addition, our business would be significantly harmed if we lost the services of Riccardo Pigliucci, our chief executive officer, or David Coffen, our chief scientific officer. Our ability to maintain, expand or renew existing engagements with our customers, enter into new engagements and provide additional services to our existing customers depends, in large part, on our ability to hire and retain scientists with the skills necessary to keep pace with continuing changes in drug discovery technologies and sales personnel who are highly motivated. Additionally, it is difficult for us to find qualified sales personnel in light of the fact that our sales personnel generally hold PhD’s. Our employees are “at will,” which means that they may resign at any time, and we may dismiss them at any time. We believe that there is a shortage of, and significant competition for, scientists with the skills and experience in the sciences necessary to perform the services we offer. We compete with pharmaceutical companies, biotechnology companies, combinatorial chemistry and other “tools” companies, contract research companies and academic institutions for new personnel. In addition, our inability to hire additional qualified personnel may require an increase in the workload for both existing and new personnel. We may not be successful in attracting new scientists or sales personnel or in retaining or motivating our existing personnel.

The intellectual property rights we rely on to protect the technology underlying our products and techniques may not be adequate, which could enable third parties to use our technology or very similar technology and could reduce our ability to compete in the market.

      Our success will depend on our ability to obtain, protect and enforce patents on our technology and to protect our trade secrets. We also depend, in part, on patent rights that third parties license to us. Any patents we own or license may not afford meaningful protection for our technology and products. Other companies may challenge our patents or the patents of our licensors and, as a result, these patents could be narrowed, invalidated or rendered unenforceable. In addition, current and future patent applications on which we depend may not result in the issuance of patents in the United States or foreign countries. Competitors may develop products similar to ours which are not covered by our patents. Further, since there is a substantial backlog of patent applications at the U.S. Patent and Trademark Office, the approval or rejection of our or our competitors’ patent applications may take several years.

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

      As of April 30, 2001, our executive officers, directors and principal stockholders, and their respective affiliates, beneficially own approximately 63.0% of our outstanding common stock. These stockholders, if acting together, would be able to control substantially all matters requiring approval by our stockholders, including the election of all directors and approval of significant corporate transactions.

      In addition, we have agreed to include, as director nominees, a number of nominees of Axys Pharmaceuticals, Inc. which is proportionate to Axys’ percentage ownership of our shares. Axys, which owns approximately 31.0% of our common stock, currently has the right to nominate for election two of seven directors, and Axys has agreed to vote all of its stock in favor of management’s annual slates of director nominees.

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

      Foreign currency rate fluctuations. The functional currency for the European operations of our IRORI group is the U.S. dollar, and the functional currency for our Discovery Technologies group is the Swiss franc. Our subsidiary accounts are translated from their local currency to the U.S. dollar using the current exchange rate in effect at the balance sheet date for the balance sheet accounts, and using the average exchange rate during the period for revenues and expense accounts. The effects of translation for the European operations of our IRORI group are recorded as foreign currency gains (losses) in the consolidated statement of operations. The effects of translation for our Discovery Technologies group are recorded as a separate component of stockholders’ equity (accumulated other comprehensive income (loss)). Our European subsidiaries conduct their business with customers in local currencies. Exchange gains and losses arising from these transactions are recorded using the actual exchange differences on the date of the transaction. We have not taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with our European subsidiaries or transactions with our worldwide customers. The net tangible assets of our two European subsidiaries combined were $7.5 million at March 31, 2001. A 1% decrease in the value of the British pound and Swiss franc relative to the U.S. dollar would result in a foreign translation loss of $75,000.

      Inflation. We do not believe that inflation has had a material impact on our business or operating results during the periods presented.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

      On August 1, 2000, we closed the sale of 5,000,000 shares of our Common Stock in our initial public offering, and on August 30, 2000 we closed the sale of an additional 750,000 shares of Common Stock pursuant to the exercise of the underwriters’ overallotment option in the offering. The shares of Common Stock sold in the offering were registered under the 1933 Act on a Registration Statement on Form S-1 (Reg. No. 333-36638) that was declared effective by the SEC on July 27, 2000. Since the inception of the public offering, the net offering proceeds have been applied in conformity with our intended use outlined in the prospectus.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit
Number	Exhibit Description

2.3	Agreement and Plan of Reorganization dated December 21, 2000 by and among us, SI Acquisition Corporation, Systems Integration Drug Discovery Company, Inc., Bruce Seligmann and Karen Junghans, Trustees of the Seligmann-Junghans Family Trust U/A/D July 9, 1999, Colin Dalton, Melvin Reisinger, Jr. and High Throughput Genomics, Inc.

2.4	Agreement and Plan of Reorganization by and among us, DPI Patents, Inc. and Xenometrix, Inc. dated February 27, 2001. Certain schedules and exhibits referenced in the above agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

10.22	Patent License Agreement between us and Abbott Labs, Incorporated, dated January 2, 2001.

(b) Reports on Form 8-K:

We filed a Current Report on Form 8-K on January 26, 2001 to report an event of January 12, 2001: our acquisition of Systems Integration Drug Discovery Company, Inc.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISCOVERY PARTNERS INTERNATIONAL, INC.

Date: May 10, 2001	By:	/s/ Riccardo Pigliucci

Riccardo Pigliucci Chief Executive Officer (Duly Authorized Officer)

Date: May 10, 2001	By:	/s/ Jack Fitzpatrick

Jack Fitzpatrick Chief Financial Officer, Vice President Finance and Administration and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION

2.3+	Agreement and Plan of Reorganization dated December 21, 2000 by and among us, SI Acquisition Corporation, Systems Integration Drug Discovery Company, Inc., Bruce Seligmann and Karen Junghans, Trustees of the Seligmann-Junghans Family Trust U/A/D July 9, 1999, Colin Dalton, Melvin Reisinger, Jr. and High Throughput Genomics, Inc.

2.4**	Agreement and Plan of Reorganization by and among us, DPI Patents, Inc. and Xenometrix, Inc. dated February 27, 2001. Certain schedules and exhibits referenced in the above agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request.

10.22+	Patent License Agreement between us and Abbott Labs, Incorporated, dated January 2, 2001.

+ Previously filed as an exhibit to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 27, 2001 and incorporated herein by reference.

** Filed herewith.