Form 10-Q
period 2001-06-30
DISCOVERY PARTNERS INTERNATIONAL INC
filed 2001-08-10
CIK 1113148

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2001

Commission File Number 000-31141

DISCOVERY PARTNERS
INTERNATIONAL, INC.

(Exact Name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0655706 (I.R.S. employer identification number)

9640 Towne Centre Drive San Diego, California 92121 (Address of principal executive offices and zip code)	(858) 455-8600 (Registrant’s telephone number, Including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]     No   [   ]

As of July 31, 2001 a total of 24,228,692 shares of the Registrant’s Common Stock, $0.001 par value, were issued and outstanding.

DISCOVERY PARTNERS INTERNATIONAL, INC.
FORM 10-Q

DISCOVERY PARTNERS INTERNATIONAL, INC.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Discovery Partners International, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2001	December 31, 2000

	(unaudited)
ASSETS

Current assets:

Cash and cash equivalents	$65,475,508	$97,690,236

Short-term investments	10,099,120	—

Accounts receivable	10,476,447	9,395,097

Inventories	12,810,766	9,787,005

Prepaid and other current assets	1,411,440	1,685,914

Total current assets	100,273,281	118,558,252

Property and equipment, net	10,603,222	9,567,871

Restricted cash	800,000	1,000,000

Patent, license rights and other intangible assets, net	8,558,745	3,121,074

Goodwill, net	52,489,216	45,154,516

Other assets, net	1,932,881	2,378,600

Total assets	$174,657,345	$179,780,313

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable and accrued expenses	$3,713,863	$4,806,037

Deferred business acquisition payment	—	931,335

Current portion of obligations under capital leases, equipment notes payable, line of credit and promissory notes	1,081,028	661,160

Deferred revenue	4,695,577	5,172,475

Total current liabilities	9,490,468	11,571,007

Obligations under capital leases, equipment notes payable, and promissory notes less current portion	828,437	944,123

Deferred rent	98,787	74,583

Minority interest in Structural Proteomics	492,594	628,383

Stockholders’ equity:

Common stock, $.001 par value, 99,000,000 shares authorized, 24,193,367 and 23,931,237 issued and outstanding at June 30, 2001 and December 31, 2000, respectively	24,194	23,931

Preferred stock, $.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at June 30, 2001 and December 31, 2000	—	—

Additional paid-in capital	200,461,509	200,184,929

Deferred compensation	(1,380,321)	(2,032,378)

Note receivable from stockholders	(276,000)	(240,000)

Accumulated other comprehensive income (loss)	(564,193)	54,903

Accumulated deficit	(34,518,130)	(31,429,168)

Total stockholders’ equity	163,747,059	166,562,217

Total liabilities and stockholders’ equity	$174,657,345	$179,780,313

See accompanying notes.

Discovery Partners International, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended

	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

Revenues	$11,051,122	$9,527,883	$20,575,073	$14,700,926

Cost of revenues (exclusive of $4,076 and $4,149 for the three months ended June 30, 2001 and 2000, and $8,557 and $7,812 for the six months ended June 30, 2001 and 2000, respectively, of stock-based compensation)	5,495,272	4,723,746	9,959,550	7,776,739

Gross margin	5,555,850	4,804,137	10,615,523	6,924,187

Cost and expenses:

Research and development (exclusive of $116,888 and $138,940 for the three months ended June 30, 2001 and 2000, and $253,639 and $226,786 for the six months ended June 30, 2001 and 2000, respectively, of stock-based compensation)	2,975,096	1,876,641	6,867,926	2,495,622

Selling, general & administrative (exclusive of $154,145 and $203,062 for the three months ended June 30, 2001 and 2000, and $337,301 and $374,920 for the six months ended June 30, 2001 and 2000, respectively, of stock-based compensation)	2,716,929	2,171,158	5,514,389	3,690,443

Amortization of stock-based compensation	275,109	346,151	599,497	609,518

Amortization of goodwill	1,405,386	845,322	2,904,953	1,000,468

Write-off of in-process research and development	—	9,000,000	—	9,000,000

Total operating expenses	7,372,520	14,239,272	15,886,765	16,796,051

Loss from operations	(1,816,670)	(9,435,135)	(5,271,242)	(9,871,864)

Interest income (expense), net	827,663	22,495	1,983,137	(1,299,930)

Foreign currency gains	27,490	64,925	63,354	193,696

Minority interest in Structural Proteomics	73,802	32,604	135,789	32,604

Net loss	$(887,715)	$(9,315,111)	$(3,088,962)	$(10,945,494)

Historical net loss per share, basic and diluted	$(0.04)	$(1.03)	$(0.13)	$(2.12)

Shares used in calculating historical net loss per share, basic and diluted	23,996,418	9,020,848	23,885,483	5,172,849

Pro forma net loss per share, basic and diluted		$(0.55)		$(0.88)

Shares used in calculating pro forma net loss per share, basic and diluted		17,037,260		12,488,470

See accompanying notes.

Discovery Partners International, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months ended

	June 30, 2001	June 30, 2000

OPERATING ACTIVITIES

Net loss	$(3,088,962)	$(10,945,494)

Adjustments to reconcile net loss to cash used in operating activities:

Depreciation and amortization	2,864,768	1,246,537

Amortization of goodwill	2,904,953	1,000,468

Amortization of deferred compensation	599,497	609,518

Minority interest in Structural Proteomics	(135,789)	(32,604)

Noncash interest expense for warrants issued	—	1,243,847

Write-off of in-process research and development	—	9,000,000

Change in operating assets and liabilities:

Accounts receivable	(829,877)	(4,598,772)

Inventories	(2,627,562)	(1,320,846)

Prepaid and other current assets	357,242	(176,880)

Accounts payable and accrued expenses	(2,611,040)	1,653,440

Deferred revenue	(1,682,439)	828,640

Deferred rent	24,204	6,970

Restricted cash	200,000	29,600

Net cash used in operating activities	(4,025,005)	(1,455,576)

INVESTING ACTIVITIES

Purchases of property and equipment	(2,264,138)	(2,072,993)

Other assets	473,288	(1,002,699)

Purchase of patents, license rights and other intangible assets	(2,045,221)	—

Additional cash consideration for acquisition of Discovery Technologies Ltd.	(894,300)	(1,721,775)

Purchases of short-term investments	(10,167,876)	—

Purchase of Systems Integration Drug Discovery Company, Inc., net of cash acquired	(12,011,297)	—

Purchase of Xenometrix, Inc., net of cash acquired	(1,795,077)	—

Net cash used in investing activities	(28,704,621)	(4,797,467)

FINANCING ACTIVITIES

Proceeds from equipment lease line	—	747,150

Proceeds from borrowings (principal payments) on capital leases, equipment notes payable, line of credit and promissory notes, net	304,182	(555,121)

Issuance of preferred stock, net of issuance costs	—	5,004,801

Issuance of common stock, net of purchases	329,402	93,174

Proceeds from convertible notes payable	—	2,000,000

Net cash provided by financing activities	633,584	7,290,004

Effect of exchange rate changes	(118,686)	(288,251)

Net increase (decrease) in cash and cash equivalents	(32,214,728)	748,710

Cash and cash equivalents at beginning of period	97,690,236	2,884,639

Cash and cash equivalents at end of period	$65,475,508	$3,633,349

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	$63,163	$180,418

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Fair value of assets acquired	$17,726,858	$—

Cash paid for capital stock	$(15,002,448)	—

Liabilities assumed	$2,724,410	—

Issuance of warrant to purchase preferred stock	$—	$1,105,767

Conversion of convertible notes payable to preferred stock	$—	$6,000,000

See accompanying notes.

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The condensed consolidated balance sheet as of June 30, 2001, condensed consolidated statements of operations for the three and six months ended June 30, 2001 and 2000, and the condensed consolidated statements of cash flows for the six months ended June 30, 2001 and 2000 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2001 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2000 included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

     The consolidated financial statements include all the accounts of the Company and its wholly-owned or majority-owned subsidiaries, IRORI Europe, Ltd., Discovery Technologies Ltd., ChemRx Advanced Technologies, Inc., Structural Proteomics, Inc., Systems Integration Drug Discovery Company, Inc., and Xenometrix, Inc. All intercompany accounts and transactions have been eliminated.

     Certain prior period balances have been reclassified to conform to the current period presentation.

2.   Net Loss Per Share

     Basic and diluted net loss per common share are presented in conformity with SFAS No. 128, Earnings per Share, for all periods presented.

     In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Pro forma basic and diluted net loss per common share, as presented in the statement of operations, has been computed for the three and six months ended June 30, 2000 as described above, and also gives effect to the conversion of preferred stock which automatically converted to common stock immediately prior to the completion of the Company’s initial public offering on July 27, 2000 (using the “as if converted” method) from the original date of issuance.

     The Company has excluded all convertible preferred stock, outstanding stock options and warrants, and shares subject to repurchase from the calculation of diluted net loss per common share because all such securities are anti-dilutive for all applicable periods presented.

3.   Comprehensive Loss

     SFAS No. 130, Reporting Comprehensive Income, requires the Company to report, in addition to net loss, comprehensive income (loss) and its components. A summary follows:

Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three months ended		Six months ended

	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000

Comprehensive loss:

Foreign currency translation adjustment	$(147,634)	$67,299	$(550,340)	$(29,322)

Unrealized gain (loss) on investments	(68,756)	—	(68,756)	—

Net loss	(877,715)	(9,315,111)	(3,088,962)	(10,945,494)

Comprehensive loss	$(1,094,105)	$(9,247,812)	$(3,708,058)	$(10,974,816)

4.   Acquisition of Systems Integration Drug Discovery Company, Inc. and Xenometrix, Inc.

     On January 12, 2001, the Company acquired Systems Integration Drug Discovery Company, Inc. (SIDDCO), a privately held company located in Tucson, Arizona, for approximately $12.5 million. The acquisition was accounted for as a purchase in accordance with the provisions of Accounting Principles Board (“APB”) No. 16, Business Combinations.

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

$12,522,464

     The goodwill will be amortized over a period of ten years from the date of acquisition. The assembled workforce will be amortized over a period of four years from the date of acquisition. The customer contracts will be amortized over 30 months from the date of acquisition. The pro forma results of operations for the three and six months ended June 30, 2000 as if the acquisition of SIDDCO had occurred on January 1, 2000 are not materially different than the reported net loss.

     On May 8, 2001, the Company acquired Xenometrix, Inc. (Xenometrix), a publicly held company located in Boulder, Colorado, for approximately $2.5 million. The acquisition was accounted for as a purchase in accordance with the provisions of APB No. 16.

     A summary of the Xenometrix acquisition costs and allocation to the assets acquired and liabilities assumed is as follows:

Total acquisition costs:

Cash paid at acquisition	$2,321,416

Acquisition-related expenses	158,568

$2,479,984

Allocated to assets and liabilities as follows:

Tangible assets acquired	$960,154

Assumed liabilities	(923,165)

Patents and license rights	2,442,995

$2,479,984

     The patents and license rights will be amortized over 10 years from the date of acquisition. The pro forma results of operations for the three and six months ended June 30, 2000 and 2001 as if the acquisition of Xenometrix had occurred on January 1, 2000 are not materially different than the reported net loss.

5.   Deferred Stock Compensation

     In conjunction with the Company’s initial public offering completed in July 2000, the Company has recorded deferred stock compensation totaling approximately $2.7 million and $1.0 million during the years ended December 31, 2000 and 1999, respectively, representing the difference at the date of grant between the exercise or purchase price and estimated fair value of the Company’s common stock as estimated by the Company’s management for financial reporting purposes in accordance with APB No. 25, Accounting for Stock Issued to Employees. Deferred compensation is included as a reduction of stockholders’ equity and is being amortized to expense on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation No. 28 over the vesting period of the options and restricted stock. During the three months ended June 30, 2001 and 2000, the Company recorded amortization of stock-based compensation expense of approximately $275,000 and $346,000, respectively. During the six months ended June 30, 2001 and 2000, the Company recorded amortization of stock-based compensation expense of approximately $600,000 and $610,000, respectively.

6.   Related Party Transactions

     In April 2001, the Company loaned $240,000 in total to two officers of the Company pursuant to two promissory notes. The promissory notes mature on April 6, 2006 and bear interest at 5.07% annually. In total, $36,000 of the borrowings were used by the officers to exercise 90,000 Company stock options at an exercise price of $0.40 per share. Financial Interpretation No. 44 to APB No. 25 requires that notes issued for the purchase of common stock bear a commercial rate of interest. The effect on compensation expense between the stated rate and the commercial rate is not significant. The promissory notes are full-recourse and also secured by 90,000 shares of the Company’s common stock owned by these officers.

7.   New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS 142), Business Combinations and Goodwill and Other Intangible Assets. FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under

FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001, accordingly, the Company will adopt FAS 142 on January 1, 2002. In connection with the adoption of FAS 142, the Company will be required to perform a transitional goodwill impairment assessment. The Company has not yet determined the impact these standards will have on its results of operations and financial position.

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

Overview

     We sell a broad range of products and services to pharmaceutical and biotechnology companies to make the drug discovery process for our customers faster, less expensive and more effective at generating drug candidates. We focus on the portion of the drug discovery process that begins after identification of a drug target through when a drug candidate is ready for clinical trials. We develop, produce and sell collections of chemical compounds that pharmaceutical and biotechnology companies test for their potential use as new drugs or for use as the chemical starting point for new drugs. We also develop, manufacture and sell proprietary instruments and the associated line of consumable supplies that are used by the pharmaceutical and biotechnology industries in their own in-house drug discovery chemistry operations. Additionally, we provide testing services to our customers in which chemical compounds are tested for their biological activity as potential drugs. We also provide computational software tools that guide the entire process of chemical compound design, development and testing. Finally, we license our proprietary gene profiling system that characterizes a cell’s response upon exposure to compounds and other agents by the pattern of gene expression in the cell.

Results of Operations For The Three Months Ended June 30, 2001 and 2000

     Revenue. Total revenues increased 16% from the three months ended June 30, 2000 to the three months ended June 30, 2001. The revenue growth was primarily due to the acquisition of Systems Integration Drug Discovery Company (completed in January, 2001). The tendency by certain pharmaceutical companies to defer the purchase of big-ticket items such as large libraries of chemical compounds or capital equipment such as our proprietary NanoKan™ System that we noted during the first quarter of 2001 has continued through the second quarter.

     Gross margin. Gross margin as a percentage of revenues was 50% for the three months ended June 30, 2000 and for the three months ended June 30, 2001.

     Research and development expenses. Research and development expenses consist primarily of salaries and benefits, supplies and expensed development materials, and facilities costs and equipment depreciation. Research and development expenses increased 59% ($1.1 million) from the three months ended June 30, 2000 to the three months ended June 30, 2001. This increase was primarily due to the research and development expenses associated with the businesses we acquired during the last five quarters.

     Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries and benefits for sales and marketing and administrative personnel, advertising and promotional expenses, professional services, and facilities costs. Selling, general and administrative expenses increased 25% ($0.5 million) from the three months ended June 30, 2000 to the three months ended June 30, 2001, primarily due to increases in corporate expenses associated with being a public company including directors and officers liability insurance, audit and legal expenses and investor relations expenses and due to the selling, general and administrative expenses related to Systems Integration Drug Discovery Company. These increases were partially offset by cost savings generated by our ChemRx division as we continue to assimilate and integrate Axys Advanced Technologies (acquired in April 2000) with our existing chemistry operation.

     Stock-based compensation. During 1999 and 2000, we granted stock options with exercise prices that were less than the estimated fair value of the underlying shares of common stock on the date of grant. As a result, we have recorded deferred stock-based compensation to be amortized over the period during which these options vest. The stock-based compensation expense for the three months ended June 30, 2001 was approximately $275,000, compared to approximately $346,000 for the three months ended June 30, 2000.

     Amortization of goodwill. We recognized approximately $1.4 million in goodwill amortization expense for the three months ended June 30, 2001 compared to approximately $845,000 in goodwill amortization expense recognized during the three months ended June 30, 2000. Goodwill is amortized over ten years. All acquisitions (including those in the first and second quarters of 2001) were accounted for as purchases.

     In-Process research and development. We recorded $9.0 million in expense during the three months ended June 30, 2000 as a result of the write-off of in-process research and development acquired as part of the acquisition of Axys Advanced Technologies.

     Interest income. We realized net interest income of approximately $828,000 for the three months ended June 30, 2001, as compared to net interest income of approximately $22,000 for the three months ended June 30, 2000. The increase was from the investment of our cash balance remaining from our July/August 2000 initial public offering proceeds.

Results of Operations For The Six Months Ended June 30, 2001 and 2000

     Revenue. Total revenues increased 40% from the six months ended June 30, 2000 to the six months ended June 30, 2001. The revenue growth was primarily due to the acquisitions of Axys Advanced Technologies (completed in April, 2000) and Systems Integration Drug Discovery Company (completed in January, 2001) partially offset by a decline in revenue from NanoKan™ System sales. The first half of 2001 has seen certain pharmaceutical companies defer the purchase of big-ticket items such as large libraries of chemical compounds or capital equipment such as our NanoKan System.

     Gross margin. Gross margin as a percentage of revenues increased from 47% for the six months ended June 30, 2000 to 52% for the six months ended June 30, 2001. The gross margin improvement resulted from a change in our product mix to include a greater proportion of higher margin compound library revenue, as well as improved margins on our instrumentation product line, the recognition of a nonrefundable prepayment that was earned in the first quarter of 2001 pursuant to the provisions of a chemistry contract, and $1.0 million earned in June 2001 associated with additional license rights granted to an existing customer.

     Research and development expenses. Research and development expenses increased 175% ($4.4 million) from the six months ended June 30, 2000 to the six months ended June 30, 2001. Research and development expenses increased primarily due to the research and development expenses associated with the businesses we acquired during the last five quarters.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased 49% ($1.8 million) from the six months ended June 30, 2000 to the six months ended June 30, 2001, primarily due to the selling, general and administrative expenses associated with the businesses acquired during the last five quarters and increases in corporate expenses associated with being a public company including directors and officers liability insurance, audit and legal expenses and investor relations expenses.

     Stock-based compensation. During 1999 and 2000, we granted stock options with exercise prices that were less than the estimated fair value of the underlying shares of common stock on the date of grant. As a result, we have recorded deferred stock-based compensation to be amortized over the period during which these options vest. The deferred stock-based compensation expense for the six months ended June 30, 2001 was approximately $600,000, compared to approximately $610,000 for the six months ended June 30, 2000.

     Amortization of goodwill. We recognized approximately $2.9 million in goodwill amortization expense for the six months ended June 30, 2001 compared to approximately $1.0 million in goodwill amortization expense recognized during the six months ended June 30, 2000. Goodwill is amortized over ten years. All acquisitions were accounted for as purchases. The primary reason for the increase is that the first half of 2001 includes two full quarters of amortization of goodwill from the April 2000 acquisition of Axys Advanced Technologies, Inc.

     Interest income. We realized net interest income of approximately $2.0 million for the six months ended June 30, 2001, as compared to net interest expense of approximately $1.3 million for the six months ended June 30, 2000. Interest earned during the six months ended June 30, 2001 was from the investment of our cash balance remaining from our July/August 2000 initial public offering proceeds. The net interest expense incurred during the six months ended June 30, 2000 was primarily a result of approximately $1.2 million in imputed interest expense equal to the fair value of warrants that were issued in connection with certain notes payable.

Liquidity and Capital Resources

     At June 30, 2001, cash, cash equivalents and short-term investments totaled approximately $75.6 million, compared to $97.7 million at December 31, 2000.

     Net cash used in operating activities for the six months ended June 30, 2001 was approximately $4.0 million. A net loss of $3.1 million, an increase in inventory of $2.6 million, an increase in accounts receivable of $800,000 and decreases in accounts payable, accrued expenses and deferred revenue totaling $4.3 million were partly offset by non-cash charges of $6.2 million and a decrease in other assets and restricted cash totaling $600,000.

     We currently anticipate investing up to $2.0 million during the remainder of the year ending December 31, 2001 for leasehold improvements and capital equipment necessary to support future revenue growth. Our actual future capital requirements will depend on a number of factors, including our success in increasing sales of both existing and new products and services, expenses associated with any unforeseen litigation, regulatory changes and competition and technological developments, and potential future merger and acquisition activity. During the six months ended June 30, 2001 we acquired Systems Integration Drug Discovery Company for approximately $12.0 million net of cash acquired and acquired Xenometrix for approximately $1.8 million net of cash acquired, paid $2.0 million cash in prepaid royalties to Abbott Laboratories in connection with an exclusive license to their patented Micro Arrayed Compound Screening technology, and paid $.9 million cash for the final contingent purchase price payment for Discovery Technologies Ltd.

RISKS AND UNCERTAINTIES

     In addition to the other information contained herein, you should carefully consider the following risk factors in evaluating our company.

Risks Related To Our Business

We recently have acquired several businesses and face risks associated with integrating these businesses and potential future acquisitions.

     We recently completed the acquisitions of Discovery Technologies Limited, Axys Advanced Technologies, 75% of the outstanding stock of Structural Proteomics, Inc., SIDDCO and Xenometrix and are in the process of integrating these businesses. We plan to continue to review potential acquisition candidates in the ordinary course of our business, and our strategy includes building our business through acquisitions. Acquisitions involve numerous risks, including, among others, difficulties and expenses incurred in the consummation of acquisitions and assimilation of the operations, personnel and services or products of the acquired companies, difficulties of operating new businesses, the diversion of management’s attention from other business concerns and the potential loss of key employees of the acquired company. For example, distance and cultural differences may make it difficult for us to successfully assimilate the operations of our assay development and high throughput screening operations (Discovery Technologies) located in Switzerland with our medicinal chemistry operations located in San Diego. Further, integrating the chemistry operations performed by AAT and SIDDCO with our existing ChemRx chemistry operations will cause some key employees to have overlapping functional roles, which has led to and may continue to lead to their departures if they are unable or unwilling to assume new or different roles within our merged organization. In addition, acquired businesses may have management structures incompatible with our own and may experience difficulties in maintaining their existing levels of business after joining us. If we do not successfully integrate and grow the five businesses we recently acquired or any businesses we may acquire in the future, our business will suffer. Additionally, acquisition candidates may not be available in the future or may not be available on terms and conditions acceptable to us. Acquisitions of foreign companies also may involve additional risks of assimilating different business practices, overcoming language and cultural barriers and foreign currency translation. We currently have no agreements or commitments with respect to any acquisition, and we may never successfully complete any additional acquisitions.

We may not achieve or sustain profitability in the future.

     We are at an early stage of executing our business plan. We have incurred operating and net losses since our inception. As of June 30, 2001, we had an accumulated deficit of $34.5 million. For the years ended December 31, 1998, 1999, and 2000, and the six months ended June 30, 2001 we had net losses of $6.3 million, $3.4 million, $11.7 million and $3.1 million, respectively. We may also in the future incur operating and net losses and negative cash flow from operations, due in part to anticipated increases in expenses for research and product development, acquisitions of complementary businesses and technologies and expansion of our sales and marketing capabilities. We may not be able to achieve or maintain profitability. Moreover, if we do achieve profitability, the level of any profitability cannot be predicted and may vary significantly from quarter to quarter.

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

     We have a limited history of offering our products and services, including our collections of chemical compounds, informatics tools and NanoKan™ System. It is uncertain whether our current customers will continue to use these products and services or whether new customers will use these products and services. In order to be successful, our products and services must meet the requirements of the pharmaceutical and biotechnology industries, and we must convince potential customers to use our products and services instead of competing technologies and offerings. Market acceptance will depend on many factors, including our ability to:

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

     Growth in our operations has placed and, if we grow in the future, will continue to place a significant strain on our operational, human and financial resources. We recently have acquired five new businesses, and we intend to continue to grow our business internally and by acquisition. In the past we have not fully expanded our management and infrastructure to accommodate all of our past acquisitions in advance of anticipated growth. Therefore, as we expand our operations we will not necessarily have in place infrastructure and personnel sufficient to accommodate the increased size of our business. Our ability to manage effectively any growth through acquisitions or any internal growth will depend, in large part, on our ability to hire, train and assimilate additional management, professional, scientific and technical personnel and our ability to expand, improve and effectively use our operating, management, marketing and financial systems to accommodate our expanded operations. These tasks are made more difficult as we acquire businesses in geographically disparate locations, such as our recent acquisitions of Discovery Technologies in Switzerland, AAT in the San Francisco area, Structural Proteomics in New Jersey, SIDDCO in Tucson, Arizona and Xenometrix in Boulder, Colorado.

Our Directed Sorting products and our large compound libraries have lengthy sales cycles, which could cause our operating results to fluctuate significantly from quarter to quarter.

     Sales of our Directed Sorting products and our large compound libraries typically involve significant technical evaluation and commitment of capital by our customers. Accordingly, the sales cycles, or the time from finding a prospective customer through closing the sale, associated with these products, range from six to eighteen months. Sales of these products are subject to a number of significant risks, including customers’ budgetary constraints and internal acceptance reviews that are beyond our control. Due to these lengthy and unpredictable sales cycles, our operating results could fluctuate significantly from quarter to quarter. We expect to continue to experience significant fluctuations in quarterly operating results due to a variety of factors, such as general and industry specific economic conditions, that may affect the research and development expenditures of pharmaceutical and biotechnology companies.

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

     We rely on outside vendors to manufacture components and subassemblies used in our Directed Sorting products. Some of these components and subassemblies are obtained from a single supplier or a limited group of suppliers. We depend on sole-source suppliers for the mesh component of our reactors, the radio frequency, or RF tags used in our commercial products and the two-dimensional bar code tags used in our NanoKan System. These materials are obtained from suppliers on standard commercial terms, and we do not have long-term supply agreements with any of these suppliers. Our reliance on outside vendors generally, and a sole or limited group of suppliers in particular, involves several risks, including:

•	the inability to obtain an adequate supply of required components in the event of manufacturing capacity constraints, a discontinuance of a product by a third-party manufacturer or other supply constraints;

•	reduced control over quality and pricing of components; and

•	delays and long lead times in receiving materials from vendors.

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

     We compete with companies in the United States and abroad that engage in the development and production of drug discovery products and services. These competitors include companies engaged in the following areas of drug discovery:

•	Assay, development and screening, including Aurora Biosciences (acquired by Vertex) and Pharmacopeia;

•	Combinatorial chemistry instruments, including Argonaut and Bohdan;

•	Compound libraries and lead optimization, including Albany Molecular Research and Arqule;

•	Informatics, including the MSI division of Pharmacopeia; and

•	Gene Profiling, including Phase-1 Molecular Toxicology and Gene Logic.

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

     The trading price of our common stock likely will be volatile and could be subject to fluctuations in price in response to various factors, many of which are beyond our control, including:

•	actual or anticipated variations in quarterly operating results;

•	announcements of technological innovations by us or our competitors;

•	new products or services introduced or announced by us or our competitors;

•	changes in financial estimates by securities analysts;

•	conditions or trends in the pharmaceutical and biotechnology industries or in the drug discovery “tools” industry;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel;

•	economic and political factors; and

•	sales of our common stock.

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

     As of June 30, 2001, our executive officers, directors and principal stockholders, and their respective affiliates, beneficially own approximately 45.5% of our outstanding common stock. These stockholders, if acting together, might be able to control matters requiring approval by our stockholders, including the election of all directors and approval of significant corporate transactions.

     In addition, we have agreed to include, as director nominees, a number of nominees of Axys Pharmaceuticals, Inc. which is proportionate to Axys’ percentage ownership of our shares. Axys, which owns approximately 30.5% of our common stock, currently has the right to nominate for election two of seven directors, and Axys has agreed to vote all of its stock in favor of management’s annual slates of director nominees.

     Axys has agreed to be acquired by Celera Genomics Group, a business unit of Applera Corporation. Although Celera will be subject to our standstill and governance agreements with Axys, there is no certainty that our relationship with Celera will be satisfactory.

Because it is unlikely that we will pay dividends, our stockholders will only be able to benefit from holding our stock if the stock price appreciates.

     We have never paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future.

Anti-takeover provisions in our charter and bylaws could make a third-party acquisition of us difficult.

     Our certificate of incorporation and bylaws contain provisions that could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. In addition, we have a standstill agreement with Axys which prevents Axys from making a hostile effort to acquire us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Short-term investments. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments are and will be in short-term marketable securities, U.S. government securities and corporate bonds. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to principal. A 1% change in interest rates would have an annual effect of approximately $700,000 on our income.

     Foreign currency rate fluctuations. The functional currency for the European operations of our IRORI group is the U.S. dollar, and the functional currency for our Discovery Technologies group is the Swiss franc. Our subsidiary accounts are translated from their local currency to the U.S. dollar using the current exchange rate in effect at the balance sheet date for the balance sheet accounts, and using the average exchange rate during the period for revenues and expense accounts. The effects of translation for the European operations of our IRORI group are recorded as foreign currency gains (losses) in the consolidated statement of operations. The effects of translation for our Discovery Technologies group are recorded as a separate component of stockholders’ equity (accumulated other comprehensive income (loss)). Our European subsidiaries conduct their business with customers in local currencies. Exchange gains and losses arising from these transactions are recorded using the actual exchange differences on the date of the transaction. We have not taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with our European subsidiaries or transactions with our worldwide customers. The net tangible assets of our two European subsidiaries combined were $7.9 million at June 30, 2001. A 1% decrease in the value of the British pound and Swiss franc relative to the U.S. dollar would result in a foreign translation loss of $79,000.

     Inflation. We do not believe that inflation has had a material impact on our business or operating results during the periods presented.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities and Use of Proceeds

     On August 1, 2000, we closed the sale of 5,000,000 shares of our Common Stock in our initial public offering, and on August 30, 2000 we closed the sale of an additional 750,000 shares of Common Stock pursuant to the exercise of the underwriters’ overallotment option in the offering. The shares of Common Stock sold in the offering were registered under the Securities Act of 1933 on a Registration Statement on Form S-1 (Reg. No. 333-36638) that was declared effective by the SEC on July 27, 2000. Since the inception of the public offering, the net offering proceeds have been applied in conformity with our intended use outlined in the prospectus. We used approximately $12.0 million, net of cash acquired, to acquire SIDDCO in January 2001 and approximately $1.8 million, net of cash acquired, to acquire Xenometrix in May 2001 and we used $2.0 million in January 2001 for prepaid royalties under an exclusive license to Abbott Laboratories’ Micro Arrayed Compound Screening Technology.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on May 17, 2001.

The following matters were voted upon at the meeting:

1.	The stockholders elected two Directors to hold office for a term expiring upon the 2004 Annual Meeting of Stockholders:

Name of Director Elected	Shares Voting in Favor	Shares Withheld

Dieter Hoehn	18,310,200	11,337

Colin Dollery	18,310,200	11,337

The following individuals are continuing directors with terms expiring upon the 2002 Annual Meeting of Stockholders: Andrew E. Senyei and John P. Walker. The following individuals are continuing directors with terms expiring upon the 2003 Annual Meeting of Stockholders: Riccardo Pigliucci, Alan J. Lewis and Harry Hixson.

2.	The stockholders ratified the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2001:

Votes

For	18,284,100

Against	34,800

Abstaining	2,637

Item 5. Other Information

     Jack Fitzpatrick, Vice President and Chief Financial Officer, and John Lillig, Chief Technologist, have adopted personal stock selling plans under SEC Rule 10b5-1, in accordance with policy guidelines established by the Company for such plans.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

Exhibit
Number	Exhibit Description

10.53	Promissory Note issued by Jack Fitzpatrick, dated April 6, 2001.

10.54	Promissory Note issued by Richard Brown, dated April 6, 2001.

     (b)  Reports on Form 8-K:

     None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISCOVERY PARTNERS INTERNATIONAL, INC.

Date: August 8, 2001	By:	/s/ Riccardo Pigliucci

Riccardo Pigliucci
Chief Executive Officer (Duly Authorized Officer)

Date: August 8, 2001	By:	/s/ Jack Fitzpatrick

Jack Fitzpatrick
Chief Financial Officer, Vice President Finance and Administration and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	EXHIBIT DESCRIPTION

10.53	Promissory Note issued by Jack Fitzpatrick, dated April 6, 2001.

10.54	Promissory Note issued by Richard Brown, dated April 6, 2001.