Form 10-Q
period 2001-09-30
DISCOVERY PARTNERS INTERNATIONAL INC
filed 2001-11-02
CIK 1113148

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

Commission File Number 000-31141

DISCOVERY PARTNERS
INTERNATIONAL, INC.

(Exact Name of registrant as specified in its charter)

Delaware	33-0655706
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

9640 Towne Centre Drive San Diego, California 92121	(858) 455-8600
(Address of principal executive offices and zip code)	(Registrant’s telephone number, Including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [   ]

As of October 26, 2001 a total of 24,221,344 shares of the Registrant’s Common Stock, $0.001 par value, were issued and outstanding.

DISCOVERY PARTNERS INTERNATIONAL, INC.
FORM 10-Q

DISCOVERY PARTNERS INTERNATIONAL, INC.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Discovery Partners International, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2001	December 31, 2000

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50,994,613	$97,690,236
Short-term investments	28,446,113	—
Accounts receivable	8,356,050	9,395,097
Inventories	8,670,183	9,787,005
Prepaid and other current assets	1,378,513	1,685,914

Total current assets	97,845,472	118,558,252
Property and equipment, net	10,514,257	9,567,871
Restricted cash	800,000	1,000,000
Patent, license rights and other intangible assets, net	8,187,278	3,121,074
Goodwill, net	51,017,405	45,154,516
Other assets, net	1,932,351	2,378,600

Total assets	$170,296,763	$179,780,313

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,674,634	$4,806,037
Deferred business acquisition payment	—	931,335
Current portion of obligations under capital leases, equipment notes payable, line of credit and promissory notes	1,894,714	661,160
Deferred revenue	4,739,049	5,172,475

Total current liabilities	10,308,397	11,571,007
Obligations under capital leases, equipment notes payable, and promissory notes less current portion	873,396	944,123
Deferred rent	110,889	74,583
Minority interest in Structural Proteomics	431,800	628,383
Stockholders’ equity:
Common stock, $.001 par value, 99,000,000 shares authorized, 24,254,928 and 23,931,237 issued and outstanding at September 30, 2001 and December 31, 2000, respectively	24,255	23,931
Preferred stock, $.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2001 and December 31, 2000		—
Additional paid-in capital	200,520,939	200,184,929
Deferred compensation	(1,117,160)	(2,032,378)
Note receivable from stockholders	(256,000)	(240,000)
Accumulated other comprehensive income	340,800	54,903
Accumulated deficit	(40,940,553)	(31,429,168)

Total stockholders’ equity	158,572,281	166,562,217

Total liabilities and stockholders’ equity	$170,296,763	$179,780,313

See accompanying notes.

Discovery Partners International, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended

	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000

Revenues	$9,639,994	$10,159,438	$30,215,066	$24,860,364
Cost of revenues (exclusive of $3,671 and $5,292 for the three months ended September 30, 2001 and 2000, and $12,228 and $13,105 for the nine months ended September 30, 2001 and 2000, respectively, of stock-based compensation)	4,972,156	5,034,624	14,931,706	12,811,364
Provision for obsolete inventory	4,396,795	—	4,396,795	—

Gross margin	271,043	5,124,814	10,886,565	12,049,000
Operating costs:
Research and development (exclusive of $104,979 and $159,661 for the three months ended September 30, 2001 and 2000, and $358,618 and $386,446 for the nine months ended September 30, 2001 and 2000, respectively, of stock-based compensation)	3,088,128	2,821,483	9,956,053	5,317,105
Selling, general & administrative (exclusive of $135,531 and $211,652 for the three months ended September 30, 2001 and 2000, and $472,832 and $586,572 for the nine months ended September 30, 2001 and 2000, respectively, of stock-based compensation)	2,663,773	2,318,800	8,178,164	6,009,243
Amortization of stock-based compensation	244,181	376,605	843,678	986,123
Amortization of goodwill	1,471,810	1,190,410	4,376,763	2,190,877
Write-off of in-process research and development	—	—	—	9,000,000

Total operating expenses	7,467,892	6,707,298	23,354,658	23,503,348

Loss from operations	(7,196,849)	(1,582,484)	(12,468,093)	(11,454,348)
Interest income (expense), net	716,900	1,000,531	2,700,037	(299,397)
Foreign currency transaction gains (losses), net	(3,267)	(86,666)	60,088	107,030
Minority interest in Structural Proteomics	60,793	38,047	196,583	70,650

Net loss	$(6,422,423)	$(630,572)	$(9,511,385)	$(11,576,065)

Historical net loss per share, basic and diluted	$(0.27)	$(0.03)	$(0.40)	$(1.19)

Shares used in calculating historical net loss per share, basic and diluted	24,134,645	18,731,561	23,968,537	9,692,420

Pro forma net loss per share, basic and diluted		$(0.03)		$(0.75)

Shares used in calculating pro forma net loss per share, basic and diluted		21,598,203		15,525,048

See accompanying notes.

Discovery Partners International, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months ended

	September 30, 2001	September 30, 2000

OPERATING ACTIVITIES
Net loss	$(9,511,385)	$(11,576,065)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	4,262,287	2,450,843
Amortization of goodwill	4,376,763	2,035,734
Amortization of deferred compensation	843,678	986,123
Minority interest in Structural Proteomics	(196,583)	—
Loss on obsolete inventory	4,396,795
Noncash interest expense for warrants issued	—	1,243,847
Write-off of in-process research and development	—	9,000,000
Change in operating assets and liabilities:
Accounts receivable	1,407,296	(3,804,225)
Inventories	(2,907,315)	(1,346,547)
Prepaid and other current assets	407,180	(1,916,017)
Accounts payable and accrued expenses	(2,677,934)	1,260,841
Deferred revenue	(1,478,375)	1,319,360
Deferred rent	36,306	10,455
Restricted cash	200,000	98,000

Net cash used in operating activities	(841,287)	(237,651)
INVESTING ACTIVITIES
Purchases of property and equipment	(2,589,094)	(2,619,591)
Other assets	447,875	(760,842)
Purchase of patents, license rights and other intangible assets	(2,114,283)	—
Additional cash consideration for acquisition of Discovery Technologies Ltd.	(894,300)	(1,721,775)
Purchases of short-term investments	(28,036,480)	—
Purchase of Systems Integration Drug Discovery Company, Inc., net of cash acquired	(12,011,297)	—
Purchase of Xenometrix, Inc., net of cash acquired	(1,795,077)	—
Purchase of Axys Advanced Technologies	—	(235,575)

Net cash used in investing activities	(46,992,656)	(5,337,783)
FINANCING ACTIVITIES
Proceeds from equipment lease line	—	747,150
Proceeds from borrowings (principal payments) on capital leases, equipment notes payable, line of credit and promissory notes, net	985,438	(2,205,626)
Issuance of preferred stock, net of issuance costs	—	5,004,801
Issuance of common stock, net of purchases	407,874	94,809,478
Proceeds from convertible notes payable	—	2,000,000

Net cash provided by financing activities	1,393,312	100,355,803
Effect of exchange rate changes	(254,992)	(458,429)

Net increase (decrease) in cash and cash equivalents	(46,695,623)	94,321,940
Cash and cash equivalents at beginning of period	97,690,236	2,884,639

Cash and cash equivalents at end of period	$50,994,613	$97,206,579

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$105,601	$259,395

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Fair value of assets acquired	$17,726,858	$—
Cash paid for capital stock	$(15,002,448)	$—

Liabilities assumed	$2,724,410	$—

Issuance of warrant to purchase preferred stock	$—	$1,105,767

Conversion of convertible notes payable to preferred stock	$—	$6,000,000

See accompanying notes.

DISCOVERY PARTNERS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The condensed consolidated balance sheet as of September 30, 2001, condensed consolidated statements of operations for the three and nine months ended September 30, 2001 and 2000, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2001 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2000 included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

     The consolidated financial statements include all the accounts of the Company and its wholly-owned or majority-owned subsidiaries, IRORI Europe, Ltd., Discovery Partners International AG (formerly known as Discovery Technologies Ltd), ChemRx Advanced Technologies, Inc., Structural Proteomics, Inc., Systems Integration Drug Discovery Company, Inc., and Xenometrix, Inc. All intercompany accounts and transactions have been eliminated.

     Certain prior period balances have been reclassified to conform to the current period presentation.

2. Net Loss Per Share

     Basic and diluted net loss per common share are presented in conformity with SFAS No. 128, Earnings per Share, for all periods presented.

     In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted-average number of shares of common stock outstanding during the period, less shares subject to repurchase. Pro forma basic and diluted net loss per common share, as presented in the statement of operations, has been computed for the three and nine months ended September 30, 2000 as described above, and also gives effect to the conversion of preferred stock which automatically converted to common stock immediately prior to the completion of the Company’s initial public offering on July 27, 2000 (using the “as if converted” method) from the original date of issuance.

     The Company has excluded all convertible preferred stock, outstanding stock options and warrants, and shares subject to repurchase from the calculation of diluted net loss per common share because all such securities are anti-dilutive for all applicable periods presented.

DISCOVERY PARTNERS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. Comprehensive Loss

     SFAS No. 130, Reporting Comprehensive Income, requires the Company to report, in addition to net loss, comprehensive income (loss) and its components. A summary follows:

Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three months ended		Nine months ended

	September 30,	September 30,	September 30,	September 30,

	2001	2000	2001	2000

Comprehensive loss:
Foreign currency translation Adjustment	$357,848	$(53,139)	$(192,492)	$(82,461)
Unrealized gain (loss) on Investments	547,145	—	478,389	—
Net loss	(6,422,423)	(630,572)	(9,511,385)	(11,576,065)

Comprehensive loss	$(5,517,430)	$(683,711)	$(9,225,488)	$(11,658,526)

4. Inventory

     Inventories are recorded at the lower of weighted average cost (approximates first-in first-out) or market. Inventories consist of the following:

	September 30, 2001	December 31, 2000

Raw materials	$1,347,004	$1,646,779
Work-in-process	2,508,648	1,787,383
Finished goods	17,901,715	13,179,138

	21,757,367	16,613,300
Less reserves	(13,087,184)	(6,826,295)

	$8,670,183	$9,787,005

     During the third quarter of 2001, the Company experienced a major shift in the mix of sales orders. This trend has led to an inability to sell certain inventoried chemical compound libraries. Accordingly, the Company increased its reserve for obsolete inventory by approximately $4.4 million during the three months ended September 30, 2001.

5. Acquisition of Systems Integration Drug Discovery Company, Inc. and Xenometrix, Inc.

     On January 12, 2001, the Company acquired Systems Integration Drug Discovery Company, Inc. (SIDDCO), a privately held company located in Tucson, Arizona, for approximately $12.5 million. The acquisition was accounted for as a purchase in accordance with the provisions of Accounting Principles Board (“APB”) No. 16, Business Combinations.

DISCOVERY PARTNERS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

$12,522,464

     The pro forma results of operations for the three and nine months ended September 30, 2000 as if the acquisition of SIDDCO had occurred on January 1, 2000 are not materially different than the reported net loss.

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

$2,479,984

     The patents and license rights will be amortized over 10 years from the date of acquisition. The pro forma results of operations for the three and nine months ended September 30, 2000 and 2001 as if the acquisition of Xenometrix had occurred on January 1, 2000 are not materially different than the reported net loss.

6. Deferred Stock Compensation

     In conjunction with the Company’s initial public offering completed in July 2000, the Company has recorded deferred stock compensation totaling approximately $2.7 million and $1.0 million during the years ended December 31, 2000 and 1999, respectively, representing the difference at the date of grant between the exercise or purchase price and estimated fair value of the Company’s common stock as estimated by the Company’s management for financial reporting purposes in accordance with APB No. 25, Accounting for Stock Issued to Employees. Deferred compensation is included as a reduction of stockholders’ equity and is being amortized to expense on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation No. 28 over the vesting period of the options and restricted stock. During the three months ended September 30, 2001 and 2000, the Company recorded amortization of stock-based compensation expense of approximately $244,000 and $377,000, respectively. During the nine months ended September 30, 2001 and 2000, the Company recorded amortization of stock-based compensation expense of approximately $844,000 and $986,000, respectively.

DISCOVERY PARTNERS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Related Party Transactions

     In April 2001, the Company loaned $240,000 in total to two officers of the Company pursuant to two promissory notes. In August 2001, one of the loans was repaid in full including accrued interest. The remaining outstanding promissory note matures on April 6, 2006 and bears interest at 5.07% annually. For this note only, $16,000 of the borrowings were used by the officer to exercise 40,000 Company stock options at an exercise price of $0.40 per share. Financial Interpretation No. 44 to APB No. 25 requires that notes issued for the purchase of common stock bear a commercial rate of interest. The effect on compensation expense between the stated rate and the commercial rate is not significant. The promissory note is full-recourse and also secured by 40,000 shares of the Company’s common stock owned by the officer.

8. New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (FAS 141 and FAS 142), Business Combinations and Goodwill and Other Intangible Assets. FAS 141 replaces APB 16 and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. FAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under FAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. FAS 141 and FAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. Companies are required to adopt FAS 142 for fiscal years beginning after December 15, 2001. Accordingly, the Company will adopt FAS 142 on January 1, 2002. In connection with the adoption of FAS 142, the Company will be required to perform a transitional goodwill impairment assessment. The Company has not yet determined the impact these standards will have on its results of operations and financial position.

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

Results of Operations for the Three Months Ended September 30, 2001 and 2000

     Revenue. Total revenues decreased 5% from the three months ended September 30, 2000 to the three months ended September 30, 2001. Revenue for the three months ended September 30, 2000 includes the sale of two NanoKan™ Systems for which approximately $1.4 million in revenue was recognized. No NanoKan Systems were sold during the third quarter of 2001. This decrease in revenue was partially offset by an increase in sales of our drug discovery collaborations and licenses as well as revenue contributions by the companies we acquired during 2001.

     In addition to the increased level of uncertainty in our customer base resulting from current economic conditions, we have experienced a major shift in the mix of our order bookings. Although we have won significant ‘service’ type contracts and collaboration agreements with large pharmaceutical as well as biotechnology companies, we are also experiencing a reduction in our ‘product type’ business including the IRORI and NanoKan instrumentation line and existing inventoried chemical compound libraries. The net effect of these trends is that our current recognized revenue is lower than we had expected and we have an increased backlog of collaborative ‘service’ type business that will be recognized as revenue over the next several quarters.

     Cost of revenues. Cost of revenues for the third quarter of 2001 includes a charge of $4.4 million of obsolete inventory reserves. During the third quarter of 2001, we experienced a shift in our mix of sales orders indicating a decrease in demand for certain of our inventoried chemical compound libraries, specifically large diversity libraries containing non-purified compounds. As a result of the changes in the marketplace, we assessed our ending inventory and increased our reserves for specifically identified obsolete inventory. This charge of $4.4 million is significantly greater than historical provisions necessary for obsolete inventory.

     Gross margin. Gross margin as a percentage of revenues (excluding a charge of $4.4 million of obsolete inventory) was 50% for the three months ended September 30, 2000 and 48% (3% after the provision for obsolete inventory) for the three months ended September 30, 2001. Although we experienced higher margins on our historical product lines, this improvement was more than offset by lower margins on our screening revenue and collaborative research revenue.

     Research and development expenses. Research and development expenses consist primarily of salaries and benefits, supplies and expensed development materials, and facilities costs and equipment depreciation. Research and development expenses increased 9% ($267,000) from the three months ended September 30, 2000 to the three months ended September 30, 2001. This increase was primarily due to the research and development expenses associated with the businesses we acquired during 2001.

     Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries and benefits for sales and marketing and administrative personnel, advertising and promotional expenses, professional services, and facilities costs. Selling, general and administrative expenses increased 15% ($345,000) from the three months ended September 30, 2000 to the three months ended September 30, 2001, primarily due to increases in corporate expenses associated with being a public company including directors and officers liability insurance, audit and legal expenses and investor relations expenses and due to the selling, general and administrative expenses related to SIDDCO. These increases were partially offset by cost savings generated by our ChemRx Advanced Technologies division as we continue to assimilate and integrate Axys Advanced Technologies (acquired in April 2000) and SIDDCO with our pre-existing chemistry operation.

     Stock-based compensation. During 1999 and 2000, we granted stock options with exercise prices that were less than the estimated fair value of the underlying shares of common stock on the dates of grant. As a result, we have recorded deferred stock-based compensation to be amortized over the period during which these options vest. The stock-based compensation expense for the three months ended September 30, 2001 was approximately $244,000, compared to approximately $377,000 for the three months ended September 30, 2000.

     Amortization of goodwill. We recognized approximately $1.5 million in goodwill amortization expense for the three months ended September 30, 2001 compared to approximately $1.2 million in goodwill amortization expense recognized during the three months ended September 30, 2000. Goodwill is amortized on a straight-line basis over ten years. All acquisitions (including those in the first and second quarters of 2001) were accounted for as purchases. We will adopt FAS 142 on January 1, 2002. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. In connection with the adoption of FAS 142, we will be required to perform a transitional goodwill impairment assessment. We have not yet determined the impact these standards will have on our results of operations and financial position.

     Interest income. We realized net interest income of approximately $717,000 for the three months ended September 30, 2001, as compared to net interest income of approximately $1.0 million for the three months ended September 30, 2000. This decrease is due to a decrease in the average cash balance from the third quarter 2000 to the third quarter 2001 and a decline in U.S. interest rates.

Results of Operations for the Nine Months Ended September 30, 2001 and 2000

     Revenue. Total revenues increased 22% from the nine months ended September 30, 2000 to the nine months ended September 30, 2001. The revenue growth was primarily due to the acquisitions of Axys Advanced Technologies (completed in April 2000), SIDDCO (completed in January 2001) and Xenometrix (completed in May 2001) partially offset by a decline in revenue from NanoKan System sales. We were contractually prohibited from selling NanoKan Systems during the first three quarters of 2001.

     Cost of revenues. Cost of revenues for the nine months ended September 30, 2001 includes a charge of $4.4 million of obsolete inventory reserves. During the third quarter of 2001, we experienced a shift in our mix of sales orders indicating a decrease in demand for certain of our inventoried chemical compound libraries, specifically large diversity libraries containing non-purified compounds. As a result of the changes in the marketplace, we assessed our ending inventory and increased our reserves for specifically identified obsolete inventory. This charge of $4.4 million is significantly greater than historical provisions necessary for obsolete inventory.

     Gross margin. Gross margin as a percentage of revenues (excluding a charge of $4.4 million of obsolete inventory) increased from 48% for the nine months ended September 30, 2000 to 51% (36% after the provision for obsolete inventory) for the nine months ended September 30, 2001. The gross margin improvement resulted from higher margins from SIDDCO (acquired in January 2001) and higher margins on our historical product lines, offset partially by lower margins on our screening revenue and compound library revenue.

     Research and development expenses. Research and development expenses increased 87% ($4.6 million) from the nine months ended September 30, 2000 to the nine months ended September 30, 2001. Research and development expenses increased primarily due to the research and development expenses associated with the businesses we acquired during the last six quarters.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased 36% ($2.2 million) from the nine months ended September 30, 2000 to the nine months ended September 30, 2001, primarily due to the selling, general and administrative expenses associated with the businesses acquired during the last six quarters and increases in corporate expenses associated with being a public company including directors and officers liability insurance, audit and legal expenses and investor relations expenses.

     Stock-based compensation. During 1999 and 2000, we granted stock options with exercise prices that were less than the estimated fair value of the underlying shares of common stock on the dates of grant. As a result, we have recorded deferred stock-based compensation to be amortized over the period during which these options vest. The deferred stock-based compensation expense for the nine months ended September 30, 2001 was approximately $844,000, compared to approximately $986,000 for the nine months ended September 30, 2000.

     Amortization of goodwill. We recognized approximately $4.4 million in goodwill amortization expense for the nine months ended September 30, 2001 compared to approximately $2.2 million in goodwill amortization expense recognized during the nine months ended September 30, 2000. Goodwill is amortized on a straight-line basis over ten years. All acquisitions were accounted for as purchases. The primary reason for the increase is that the nine months ended September 2001 includes three full quarters of amortization of goodwill from the April 2000 acquisition of Axys Advanced Technologies, Inc. We will adopt FAS 142 on January 1, 2002. Upon adoption of FAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under FAS 141 will be reclassified to goodwill. In connection with the adoption of FAS 142, we will be required to perform a transitional goodwill impairment assessment. We have not yet determined the impact these standards will have on our results of operations and financial position.

     Interest income. We realized net interest income of approximately $2.7 million for the nine months ended September 30, 2001, as compared to net interest expense of approximately $299,000 for the nine months ended September 30, 2000. Interest earned during the nine months ended September 30, 2001 was from the investment of our cash balance remaining from our July/August 2000 initial public offering proceeds. The net interest expense incurred during the nine months ended September 30, 2000 was primarily a result of approximately $1.2 million in imputed interest expense equal to the fair value of warrants that were issued in connection with certain notes payable partially offset by the interest earned in the third quarter of 2000 on the investment of the $94.7 million in net proceeds from our initial public offering.

Liquidity and Capital Resources

     At September 30, 2001, cash, cash equivalents and short-term investments totaled approximately $79.4 million, compared to $97.7 million at December 31, 2000.

     Net cash used in operating activities for the nine months ended September 30, 2001 was approximately $840,000. A net loss of $9.5 million, an increase in inventory of $2.9 million, decreases in accounts payable and accrued expenses of $2.7 million and a decrease in deferred revenue of $1.5 million were partially offset by non-cash charges (including an increase to our obsolete inventory reserve of $4.4 million) of $13.7 million, a decrease in accounts receivable of $1.4 million and a decrease in other assets and restricted cash totaling $600,000.

     We currently anticipate investing up to $1.0 million during the remainder of the year ending December 31, 2001 for leasehold improvements and capital equipment necessary to support future growth. Our actual future capital requirements will depend on a number of factors, including our success in increasing sales of both existing and new products and services, expenses associated with any unforeseen litigation, regulatory changes and competition and technological developments, and potential future merger and acquisition activity. During the nine months ended September 30, 2001 we acquired SIDDCO for approximately $12.0 million net of cash acquired and acquired Xenometrix for approximately $1.8 million net of cash acquired, paid $2.0 million cash in prepaid royalties to Abbott Laboratories in connection with an exclusive license to their patented Micro Arrayed Compound Screening technology, and paid $0.9 million cash for the final contingent purchase price payment for Discovery Technologies Ltd.

RISKS AND UNCERTAINTIES

     In addition to the other information contained herein, you should carefully consider the following risk factors in evaluating our company.

Risks Related To Our Business

We recently have acquired several businesses and face risks associated with integrating these businesses and potential future acquisitions.

     We recently completed the acquisitions of Discovery Partners International AG (formerly known as Discovery Technologies Ltd), Axys Advanced Technologies, 75% of the outstanding stock of Structural Proteomics, Inc., SIDDCO and Xenometrix and are in the process of integrating these businesses. We plan to continue to review potential acquisition candidates in the ordinary course of our business, and our strategy includes building our business through acquisitions. Acquisitions involve numerous risks, including, among others, difficulties and expenses incurred in the consummation of acquisitions and assimilation of the operations, personnel and services or products of the acquired companies, difficulties of operating new businesses, the diversion of management’s attention from other business concerns and the potential loss of key employees of the acquired company. For example, distance and cultural differences may make it difficult for us to successfully assimilate the operations of our assay development and high throughput screening operations (Discovery Partners International AG) located in Switzerland with our medicinal chemistry operations located in San Diego. Further, integrating the chemistry operations performed by AAT and SIDDCO with our pre-existing ChemRx chemistry operations has caused some key employees to have overlapping functional roles, which has led to and may continue to lead to their departures if they are unable or unwilling to assume new or different roles within our merged organization. In addition, acquired businesses may have management structures incompatible with our own and may experience difficulties in maintaining their existing levels of business after joining us. If we do not successfully integrate and grow the five businesses we recently acquired or any businesses we may acquire in the future, our business will suffer. Additionally, acquisition candidates may not be available in the future or may not be available on terms and conditions acceptable to us. Acquisitions of foreign companies also may involve additional risks of assimilating different business practices, overcoming language and cultural barriers and foreign currency translation. We currently have no agreements or commitments with respect to any acquisition, and we may never successfully complete any additional acquisitions.

We may not achieve or sustain profitability in the future.

     We have incurred operating and net losses since our inception. As of September 30, 2001, we had an accumulated deficit of $40.9 million. For the years ended December 31, 1998, 1999, and 2000, and the nine months ended September 30, 2001 we had net losses of $6.3 million, $3.4 million, $11.7 million and $9.5 million, respectively. We may also in the future incur operating and net losses and negative cash flow from operations, due in part to anticipated increases in expenses for research and product development, acquisitions of complementary businesses and technologies and expansion of our sales and marketing capabilities. We may not be able to achieve or maintain profitability. Moreover, if we do achieve profitability, the level of any profitability cannot be predicted and may vary significantly from quarter to quarter.

If our products and services do not become widely used in the pharmaceutical and biotechnology industries, it is unlikely that we will succeed.

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

     We may not be successful in selling our offerings in combination across the range of drug discovery disciplines we serve because integrated combinations of our products and services may not achieve time and cost efficiencies for our customers, especially our large pharmaceutical company customers. In addition, we may not succeed in further integrating our offerings. We may not be able to use existing relationships with customers in individual areas of our business to sell products and services in multiple areas of drug discovery. If we do not achieve integration of our products and services, we may not be able to take advantage of potential revenue opportunities.

Our success will depend on our ability to manage growth and expansion.

     Growth in our operations has placed and, if we grow in the future, will continue to place a significant strain on our operational, human and financial resources. In the past six quarters we have acquired five new businesses, and we intend to continue to grow our business internally and by acquisition. In the past we have not fully expanded our management and infrastructure to accommodate acquisitions in advance of anticipated growth. Therefore, as we expand our operations we will not necessarily have in place infrastructure and personnel sufficient to accommodate the increased size of our business. Our ability to manage effectively any growth through acquisitions or any internal growth will depend, in large part, on our ability to hire, train and assimilate additional management, professional, scientific and technical personnel and our ability to expand, improve and effectively use our operating, management, marketing and financial systems to accommodate our expanded operations. These tasks are made more difficult as we acquire businesses in geographically disparate locations, such as our acquisitions of Discovery Partners International AG in Switzerland, AAT in the San Francisco area, Structural Proteomics in New Jersey, SIDDCO in Tucson, Arizona and Xenometrix in Boulder, Colorado.

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

     Our results of operations are dependent upon the continued use of our highly specialized laboratories and equipment. Our operations are primarily concentrated in facilities in San Diego, California, near San Francisco, California, near Basel, Switzerland, and in Tucson, Arizona. Natural disasters, such as earthquakes, or paramilitary attacks could damage our laboratories or equipment and these events may materially interrupt our business. We maintain business interruption insurance to cover lost revenues caused by such occurrences. However, this insurance would not compensate us for the loss of opportunity and potential adverse impact on relations with existing customers created by an inability to meet our customers’ needs in a timely manner.

Energy shortages may adversely impact operations.

     California has recently experienced shortages of electrical power and other energy sources. This condition has periodically resulted in rolling blackouts, or the temporary and generally unannounced loss of the primary electrical power source. Our laboratory and other facilities in San Diego and South San Francisco are powered by electricity. Currently, we do not have secondary electrical power sources to mitigate the impacts of temporary or longer-term electrical outages, therefore, our operating facilities may experience brownouts, blackouts, or other consequences of the shortages, and may be subject to usage restrictions or other energy consumption regulations that could adversely impact or disrupt our research and development, manufacturing and other activities.

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

     Our revenues depend on research and development expenditures by the pharmaceutical and biotechnology industries and companies in these industries outsourcing research and development projects. These expenditures are based on a wide variety of factors, including the resources available for purchasing research equipment, the spending priorities among various types of research and policies regarding expenditures during recessionary periods. General economic downturns in our customers’ industries or any decrease in research and development expenditures could harm our operations.

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

     Academic institutions, governmental agencies and other research organizations also conduct research in areas in which we provide services, either on their own or through collaborative efforts. Also, essentially all of our pharmaceutical company customers have internal departments which provide some of the products and services which we sell, so these customers may have limited needs for our products and services. Many of our competitors including, Pharmacopeia, have access to greater financial, technical, research, marketing, sales, distribution, service and other resources than we do.

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

We may be unable to respond quickly to new trends in research and development spending.

     Shifting opinions on our customer base about the most effective use of research and development dollars may leave us marketing products and services which are temporarily or permanently “out of fashion”. For example, large diversity compound libraries and large equipment such as NanoKan Systems are less favored now than they had been a short while before.

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

     In order to protect or enforce our patent rights, we may have to initiate legal proceedings against third parties. In addition, others may sue us for infringing their intellectual property rights, or we may find it necessary to initiate a lawsuit seeking a declaration from a court that we are not infringing the proprietary rights of others. The patent positions of pharmaceutical, biotechnology and drug discovery companies are generally uncertain. A number of pharmaceutical companies, biotechnology companies, independent researchers, universities and research institutions may have filed patent applications or may have been granted patents that cover technologies similar to the technologies owned by, or licensed to, us or our collaborators. A number of patents may have been issued or may be issued in the future that could cover certain aspects of our technology and that could prevent us from using technology that we use or expect to use. In addition, we are unable to determine all of the patents or patent applications that may materially affect our ability to make, use or sell any potential products. Legal proceedings relating to intellectual property would be expensive, take significant time and divert management’s attention from other business concerns, regardless of whether we win or lose. The cost of such litigation could affect our profitability.

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

     The trading price of our common stock likely will be volatile and could be subject to fluctuations in price in response to various factors, many of which are beyond our control, including:

•	actual or anticipated variations in quarterly operating results;

•	announcements of technological innovations by us or our competitors;

•	new products or services introduced or announced by us or our competitors;

•	changes in financial estimates by securities analysts;

•	conditions or trends in the pharmaceutical and biotechnology industries or in the drug discovery “tools” industry;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	the implementation or wind-down of stock buyback programs;

•	additions or departures of key personnel;

•	economic and political factors; and

•	sales of our common stock.

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

     As of September 30, 2001, our executive officers, directors and principal stockholders, and their respective affiliates, beneficially own approximately 45.3% of our outstanding common stock. These stockholders, if acting together, might be able to control matters requiring approval by our stockholders, including the election of all directors and approval of significant corporate transactions.

     In addition, we have agreed to include, as director nominees, a number of nominees of Axys Pharmaceuticals, Inc. which is proportionate to Axys’ percentage ownership of our shares. Axys, which owns approximately 30.4% of our common stock, currently has the right to nominate for election two of seven directors, and Axys has agreed to vote all of its stock in favor of management’s annual slates of director nominees.

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

     Our certificate of incorporation and bylaws contain provisions that could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. In addition, we have a standstill agreement with Axys which prevents Axys (and will prevent Celera) from making a hostile effort to acquire us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Short-term investments. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments are and will be in short-term marketable securities, U.S. government securities and corporate bonds. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to principal. A 1% change in interest rates would have an annual effect of approximately $800,000 on our income.

     Foreign currency rate fluctuations. The functional currency for the European operations of our IRORI group is the U.S. dollar, and the functional currency for our Discovery Partners International AG group is the Swiss franc. Our subsidiary accounts are translated from their local currency to the U.S. dollar using the current exchange rate in effect at the balance sheet date for the balance sheet accounts, and using the average exchange rate during the period for revenues and expense accounts. The effects of translation for the European operations of our IRORI group are recorded as foreign currency gains (losses) in the consolidated statement of operations. The effects of translation for our Discovery Partners International AG group are recorded as a separate component of stockholders’ equity (accumulated other comprehensive income (loss)). Our European subsidiaries conduct their business with customers in local currencies. Exchange gains and losses arising from these transactions are recorded using the actual exchange differences on the date of the transaction. We have not taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with our European subsidiaries or transactions with our worldwide customers. The net tangible assets of our two European subsidiaries combined were $8.4 million at September 30, 2001. A 1% decrease in the value of the British pound and Swiss franc relative to the U.S. dollar would result in a foreign translation loss of $84,000.

     Inflation. We do not believe that inflation has had a material impact on our business or operating results during the periods presented.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities and Use of Proceeds

     On August 1, 2000, we closed the sale of 5,000,000 shares of our Common Stock in our initial public offering, and on August 30, 2000 we closed the sale of an additional 750,000 shares of Common Stock pursuant to the exercise of the underwriters’ overallotment option in the offering. The shares of Common Stock sold in the offering were registered under the Securities Act of 1933 on a Registration Statement on Form S-1 (Reg. No. 333-36638) that was declared effective by the SEC on July 27, 2000. Since the closing of the public offering, the net offering proceeds have been applied in conformity with our intended use outlined in the prospectus. We used approximately $12.0 million, net of cash acquired, to acquire SIDDCO in January 2001, approximately $1.8 million, net of cash acquired, to acquire Xenometrix in May 2001, and $2.0 million in January 2001 for prepaid royalties under an exclusive license to Abbott Laboratories’ Micro Arrayed Compound Screening technology.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

     None.

     (b)  Reports on Form 8-K:

     None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISCOVERY PARTNERS INTERNATIONAL, INC.

Date: October 30, 2001	By:	/s/ Riccardo Pigliucci

Riccardo Pigliucci Chief Executive Officer (Duly Authorized Officer)

Date: October 30, 2001	By:	/s/ Jack Fitzpatrick

Jack Fitzpatrick Chief Financial Officer, Vice President Finance and Administration and Secretary (Principal Financial and Accounting Officer)