Form 10-K
period 2001-12-31
DISCOVERY PARTNERS INTERNATIONAL INC
filed 2002-03-29
CIK 1113148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-31141

Discovery Partners International, Inc.

(Exact name of registrant as specified in its charter)

Delaware	33-0655706
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9640 Towne Centre Drive, San Diego, California (Address of principal executive offices)	92121 (Zip Code)

Registrant’s telephone number, including area code: (858) 455-8600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value
(Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant, based on the last sale price of the Common Stock on February 28, 2002 as reported by the Nasdaq National Market, was approximately $140,000,000. Shares of common stock held by each officer, director and holder of 10% or more of the outstanding common stock, if any, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of February 28, 2002 there were 24,332,187 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2002, to be filed with the Commission pursuant to Regulation 14A, are incorporated by reference into Part III of this report.

      Certain exhibits filed with the Company’s prior registration statements and Forms 10-K, 10-Q and 8-K are incorporated by reference into Part IV of this Report.

PART I

Forward-Looking Statements

      This Annual Report on Form 10-K contains forward-looking statements that involve a high degree of risk and uncertainty. Such statements include, but are not limited to, statements containing the words “believes,” “anticipates,” “expects,” “estimates” and words of similar import. The Company’s actual results could differ materially from any forward-looking statements, which reflect management’s opinions only as of the date of this report, as a result of risks and uncertainties that exist in our operations, development efforts and business environment. The Company undertakes no obligation to revise or publicly release the results of any revisions to these forward-looking statements. You should carefully review the “Risk Factors” section below and the risk factors in other documents that the Company files from time to time with the Securities and Exchange Commission, including its Quarterly Reports on Form 10-Q.

      We own a registered trademark and service mark in IRORI®. We also own the following trademarks and servicemarks: Structural ProteomicsTM, AutoSortTM, NanoKanTM, ChemRxTM, ChemRx ATTM, SIDDCOTM, XenometrixTM, Gene Profile AssayTM, Ames IITM, Yeast DelTM, and Directed SortingTM. This Annual Report on Form 10-K also includes trademarks owned by other parties.

Item 1.     Business

Overview

      Discovery Partners International was founded in 1995 as IRORI developing and selling instruments and associated consumables to pharmaceutical companies for the generation of large numbers of chemical compounds for drug discovery. In October 1998, we changed our name to Discovery Partners International, Inc. with the objective to create and commercialize a complete, integrated and highly efficient collection of drug discovery technologies focused from the point immediately following identification of a drug target through when a drug candidate is ready for clinical trials. Toward this end, in January 1999, we formed ChemRx to offer compound libraries and compound optimization services. We were then able to offer both the compound libraries as well as the instrumentation to generate compound libraries. In December 1999, we acquired Discovery Technologies, Ltd. (now known as Discovery Partners International AG) to provide assay development and ultra-high throughput screening services. This addition enabled us to offer screening services together with compounds.

      In April 2000, we acquired Axys Advanced Technologies, or AAT, for a total consideration of 7,429,641 shares of our Common Stock and $600,000. This acquisition enables us to offer large compound libraries, and AAT now operates with ChemRx.

      In May 2000, we acquired 75% of the outstanding shares of Structural Proteomics for a total consideration of $1.0 million in cash and 150,000 shares of our Common Stock. This acquisition provides us with computational software and services to make the drug discovery process more efficient.

      In July 2000, we successfully completed our initial public offering, and simultaneously reincorporated in the state of Delaware.

      In January 2001, we acquired Systems Integration Drug Discovery Company, or SIDDCO, for a total consideration of approximately $12.5 million in cash. As result of this transaction, we enhanced our capabilities in combinatorial chemistry research and development.

      In May 2001, we acquired Xenometrix, Inc. for approximately $1.8 million (net of cash acquired) in cash. This acquisition provides us with rights to a proprietary gene profiling system that we license and enables us to offer toxicology research products and services.

      As a result of this growth, we currently offer customers a broad range of integrated drug discovery products and services from a single provider. Financial information regarding our financial condition and results of operations can be found in a separate section of this Report beginning on page F-1.

Industry Background

The Genomics/ Proteomics Revolution

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

[DRUG DISCOVERY FLOW DIAGRAM]

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

      Optimizing a lead involves repeatedly producing slight variants of the lead and screening them in assays to discover the relationship between the changes in the molecular structure of compounds and the positive or negative effect on biological activity in the assay. These trends are called “structure-activity relationships,” or SARs, and are used to produce the compounds that have the optimal effect on the biological activity in the assay. Traditionally, defining SARs was painstakingly slow. Within the last several years, some pharmaceutical companies have harnessed combinatorial chemistry to speed this process. Their chemists create combinatorially generated “focused libraries” that are made up of dozens to hundreds of compounds, computationally designed to explore the SARs of leads.

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

Limitations of the Current Industry

      To meet growth expectations, pharmaceutical companies are under intense pressure to introduce new drugs, and they have increased research and development expenses more than five-fold since 1985. Nevertheless, the number of new small molecular chemical entities approved by the Food and Drug Administration per year has increased only modestly over that period, increasing from 22 in 1985 to 35 in 2000 and ranging from 20 to 53 new drugs in any one year during that period. Despite major scientific and technological advances in areas such as genomics, HTS and combinatorial chemistry, the drug discovery process remains lengthy, expensive and often unsuccessful.

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

      Low quality compound libraries. While combinatorial chemistry has vastly increased the number of compounds available for screening, many of the compounds generated have lacked the qualities necessary to become new drug candidates. Also, many libraries contain impure compounds that lead to false positives or the inability to reproduce results. Inadequately validated chemistries generate hit compounds that are difficult or impossible to reproduce. In addition, some companies often design libraries without paying adequate attention to diversity of chemical properties contained in the libraries. These oversights result in libraries that have large numbers of redundant, or unproductively similar, compounds. Further, little attention is devoted to the drug-like nature of the compounds leading to hits that are toxic or have other fundamental flaws.

      Insufficient resources for assay development, screening and lead optimization. Many pharmaceutical companies have attempted to reduce costs and focus internal efforts on critical and proprietary areas by directly or indirectly outsourcing portions of their research and development functions. Many biotechnology and small pharmaceutical companies to which research and development have been outsourced have biological and genomic expertise but lack the internal capabilities to advance through the drug discovery process. Simultaneously with the increase in outsourcing, the number of drug targets available to drug discovery overall is dramatically increasing.

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

      Lack of an integrated, neutral drug discovery solution. Many of the companies that provide drug discovery services to the pharmaceutical and biotechnology industries provide limited services. As a result, they are unable to provide the knowledge and efficiencies that can be gained by broad experience in multiple facets of drug discovery. Further, customers must use valuable resources to manage multiple vendors and integrate inconsistent or incompatible products. Drug discovery service providers may also compete with their customers by conducting internal, proprietary drug discovery activities.

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

      High quality compound libraries. We invest resources developing our compound libraries to save our customers significant time and resources later in the drug discovery process. Our chemistries are repeatable and our compounds rapidly replenishable because we produce detailed synthesis protocols, or recipe books, for each library. We are able to rapidly create focused libraries containing slight variations of hits from our original discovery or targeted libraries to study SARs. We design our discovery libraries for maximum diversity using proprietary computer algorithms. Finally, after synthesis, we use multiple analytical methods to ensure a high degree of compound purity. As a consequence, our libraries contain highly diverse, drug-like compounds of high purity. Our exclusive Accelerated Retention Window (ARW) method may be used to purify large combinatorial libraries to 90% purity or greater.

      Broad range of products and services for assay development, chemistry and screening. We currently offer a broad range of drug discovery products and services targeted at areas of significantly expanded demand from pharmaceutical and biotechnology companies — assay development, chemistry and screening. We have performed almost 100 different assays for our customers. We also provide access to more than 900,000 discrete compounds, of which over 650,000 come from many of the world’s leading compound suppliers and over 250,000 are internally generated. Our high throughput screening system is capable of screening more than 100,000 compounds per day for most biochemical assays. In addition, our team of approximately 140 chemists and biologists has worked on numerous hit and lead optimization projects for our customers. To improve the speed and cost effectiveness of the screening process, we are developing micro Arrayed Compound Screening (µARCS), a next generation ultra high throughput screening technology.

      Development of an informatics and computational tools knowledge base. We are developing state-of-the-art computational software tools to generate predictive information in the early stages of drug discovery. We design our tools to correlate information on families of drug targets and compounds with screening data to predict which drug targets are likely to be receptive to chemical modulation at the right point of the disease process, and which chemical structures are likely to react favorably with large families of drug targets or produce unacceptable ADME or toxicological results. Initially, we have developed computer algorithms that allow us to design libraries of compounds with maximum diversity, thereby reducing the number of compounds that must be screened. We believe that our computational tools will have the potential to fundamentally alter the drug discovery process, reducing the time and cost involved.

      Integrated drug discovery products and services on attractive terms. We offer a broad range of integrated drug discovery products and services on terms and conditions that we believe make our products and services easy to purchase. We believe that our integrated approach provides unique value to our customers. For example, we believe that it is highly important to our screening customers that we provide both assay development services and access to compounds for screening. We believe that our fee-for-service terms and focus on our customers’ needs rather than our own drug development efforts makes our product and service offerings more attractive to our customers. We are aiming for milestones and royalty payments from such collaborations.

Our Strategy

      Our objective is to create and commercialize a complete, integrated and highly efficient drug discovery platform optimized to overcome many of the limitations associated with the slow and expensive traditional drug discovery process. To implement our objective, we intend to:

      Offer an integrated and complete drug discovery solution from drug target to drug candidate. We intend to offer our customers a complete suite of drug discovery technologies, products and services that address speed and cost considerations in the drug discovery process. We currently offer large ready-made proprietary libraries of well-defined, drug-like compounds and sell Directed Sorting instrument systems to help our customers rapidly build compound libraries, both of which we believe speed the generation of hits and leads. We have expertise in developing assays and offering HTS services. We offer medicinal chemistry lead optimization services and use our proprietary informatics to support all steps of the drug discovery process. We also possess ADME and toxicology capabilities.

      Broaden and deepen our technology through internal invention and acquisition. We have assembled our current suite of advanced technologies, products and services both through internal invention and acquisition. We have developed our lead optimization capabilities and our Directed Sorting instrument systems and consumables internally. We have generated our assay development and screening capabilities, our ability to develop and synthesize large discovery libraries of compounds, our informatics technology and products, and our ADME and toxicology capabilities through acquisition. We intend to continue to invest in internal research and development and to aggressively acquire and integrate cutting edge products and services in order to stay at the forefront of drug discovery technology. We have exclusively licensed µARCS from Abbott Laboratories. This next generation screening platform will be used to increase the efficiency of our internal high throughput screening. We plan to also make this technology available to our customers.

      Target the pharmaceutical and biotechnology industries. We will focus on providing drug discovery products and services to the pharmaceutical and biotechnology markets. In a 2001 report, Pharmaceutical Research and Manufacturers of America estimated that the pharmaceutical industry alone would spend more than $50 billion on research and development in 2000, of which more than 30% would be spent on compound synthesis and extraction of compounds from natural products, screening, and pharmacological and pre-clinical ADME and toxicology. The pharmaceutical and biotechnology industries provided substantially all of our revenues in the year 2001, and we expect a large portion of our revenues to come from those industries for the foreseeable future. In addition to our third party distributor(s), who operate(s) in Asia, we currently have 11 business development and marketing personnel targeting pharmaceutical and biotechnology customers worldwide. Due to the similar nature of pharmaceutical development and agrochemical development, we also sell our products and services to the agrochemical industry and expect to do so in the future.

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

      Generate multiple revenue streams. We sell a variety of products and services and have more than 100 customers. Our multiple revenue streams reduce the potential negative consequences to us if any one of our product or service areas ceases to be productive. We expect to continue to sell to our customers primarily for current revenue, but when appropriate, we also may accept milestone payments or royalties based on the success of the ultimate pharmaceutical product.

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

Products and Services

      We sell products and services designed to make the drug discovery process faster, less expensive and more likely to generate a drug candidate. The products and services provided by our centers of excellence in Instrumentation, Chemistry, Biology, Informatics and Toxicology can be purchased individually or as integrated solutions, depending on our customers’ requirements. As described below, we currently offer products and services in many functional disciplines of the drug discovery process. We intend to continue to add to our functional offerings in order to provide a comprehensive and integrated suite of drug discovery services to our pharmaceutical and biotechnology customers.

Assays

      We provide assay development services for pharmaceutical, biotechnology and agrochemical discovery. Our team of scientists is particularly experienced in working with major disease target types such as protein kinases, G-protein-coupled receptors, nuclear receptors, phosphatases, and proteases. Biological systems about which we have particular expertise include enzymes, receptor-ligand interaction, protein-protein interaction, reporter-gene assays in pro- and eukaryotic cells, cellular proliferation, differentiation and physiologic response, and microbial growth.

      Through our acquisition of Xenometrix we now offer unique cell-based assays with multiple gene response indicators which give specific information on the biological activity of a pharmaceutical compound. Genetically engineered living cells with gene promoters turn on or off in the presence of pharmaceutical compounds and can be used to optimize drug leads. Our portfolio of genes provides important efficacy and safety information to the drug research industry to help optimize the selection of drugs before moving to the more costly stages of pre-clinical and clinical testing.

Synthesis Automation

      Through our IRORI line of products and services, we develop and manufacture proprietary instruments and consumables for compound library synthesis to pharmaceutical and biotechnology organizations. Our instruments are based on a patented core technology referred to as Directed Sorting, which enables our customers to generate large collections of compounds.

      In the Directed Sorting process, we synthesize each unique compound in a library in a separate micro-reactor that contains a unique, electronically readable tagging device. A micro-reactor is a semi-porous container that allows the chemical reagents and solvents used in the synthesis process to pass in and out of it without allowing the compound being synthesized inside to escape. In this way, we can process tens, hundreds or even thousands of micro-reactors simultaneously through a synthesis step in the same reaction vessel, which can be a large flask or beaker. At the end of each chemical synthesis step, a computer that reads the electronic tags directs the sorting of the micro-reactors for the next synthesis step. The sharing of reaction vessels by many micro-reactors provides huge productivity gains. For example, using only 30 reactions, Directed Sorting can complete a 1,000 compound library that results from a three-step synthesis procedure using ten reagents in each step. Using parallel synthesis, this same library would require between 1,110 and 3,000 reactions to complete.

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

Proprietary Libraries

      We offer a broad range of highly-purified compound libraries for assay screening and rapid hit-to-lead activities.

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

      Focused Libraries. We are able to rapidly generate focused libraries based on hits from our discovery libraries or targeted libraries because we have previously invested significant resources to produce detailed synthesis protocols in the development of each library of compounds. Focused libraries explore subtle changes in the compound structure to quickly elicit SARs and evolve lead compounds. In addition, we develop focused libraries from hits generated by our customers.

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

      We have created and use a combinatorial chemistry technology platform employing parallel synthesis and our Directed Sorting system. Our approach provides the following advantages:

•	Purity: Maximum purity is important to minimize false positives during screening. We can deliver compounds that are greater than 90% pure depending on customer specifications. Our quality control measures include high performance liquid chromatography (HPLC), mass spectroscopy (MS), nuclear magnetic resonance (NMR), evaporative light scattering detection (ELSD) and weight percent analysis, coupled with our proprietary Accelerated Retention Window (ARW) high throughput purification process;

•	Diversity: Each discovery library of approximately 2,000 to 5,000 drug-like compounds is designed to contain a set of highly diverse compounds using our proprietary three-dimensional chemical mapping and differentiation software;

•	Ease of optimization: The individual chemistries for each library are highly validated and characterized. This allows rapid generation of focused libraries around hits and rapid follow-up and modification by medicinal chemistry programs; and

•	Re-supply and reproducibility: Our synthesis approaches produce large quantities that allow rapid and cost effective restocking of customers’ supplies. Our highly validated chemistries allow us or our customers to re-synthesize larger quantities on demand.

Screening

      We offer ultra-high throughput screening services to customers in the pharmaceutical, biotechnology and agrochemical industries. We have an experienced staff of scientists located at our facility near Basel, Switzerland. For an additional fee, we also offer our customers access to compounds from many of the world’s leading compound suppliers as well as a significant collection of internally developed compounds. This allows our customers access to a large and diverse collection of compounds without the need to store and manage the compound collections in their own facilities.

      Our HTS modules are equipped to quickly and efficiently process the particular assay being carried out. A module consists of the appropriate plate and liquid handling equipment, coupled with the best read out technology for the assay being run. Fluorimetric read out technology includes the fluorometric imaging plate reader (FLIPR), homogenous time-resolved fluorescence (HTRF) and fluorescence polarization (FP).

Isotopic read out technology includes Flash Plate, and the scintillation proximity assay (SPA). A Perkin-Elmer ViewLux plate imager may also be used to further speed the plate reading process.

      We deliver a list of hits to our screening customers. We also provide hit follow-up and verification services and, when desired, actual physical samples of the hit compounds. We anticipate that our screening services will lead to additional revenue opportunities based on requests for chemistry-based hit and lead optimization services.

      To improve the speed and cost effectiveness of the screening process, we are developing micro ARrayed Compound Screening (µARCS™), a next-generation ultra high throughput screening technology exclusively licensed from Abbott Laboratories. µARCS™ will eliminate the need for microtiter plates by spotting compounds at a very high density directly onto microplate size sheets, called ChemCards™. Each ChemCard will contain duplicates of 4,608 compounds. Dramatic savings will be realized in running the µARCS assays because the need for liquid handling automation is eliminated and very small amounts of reagent are required. This platform will provide rapid and cost effective high performance high throughput screening while supporting a very broad range of biochemical and cellular assays.

Hits-to-optimized-leads

      We offer the following products and services to advance early stage screening hits to optimized drug leads.

      Focused libraries. In addition to our collection of proprietary libraries, we design and produce custom, focused libraries based upon hits identified from screening. These hits may be from our compound libraries, the customer’s internal compound collection or even from another compound library supplier. Focused libraries consist of combinatorially generated compounds that represent systematic variations of hits. Medicinal chemists use these focused libraries to begin refining hits to optimize the properties that have an effect on the drug target in the assay. Because we invest significant resources in the development of each of our compound libraries, we are able to generate focused libraries based on hits from our discovery or targeted libraries more rapidly than when we begin from an isolated hit resulting from a customer’s compound collection.

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

Drug discovery informatics; ADME and Toxicology

      We are developing computational tools that we believe will allow us to substantially increase our knowledge of the characteristics of targets, leads, and ligand-target interactions which can be applied throughout the drug discovery process to significantly reduce the time and cost of developing a drug. We currently have computer algorithms that allow us to design libraries of compounds with maximum diversity, thereby increasing the likelihood of finding hits during screening. When screened against large numbers of potential drug targets, we believe these large and highly diverse libraries will provide significant information about which drug targets are amenable to modulation by chemical means. We have developed novel algorithms to aid in the understanding and utilization of the data resulting from high throughput screening experiments. We have developed a protein (drug target) family analysis tool which we believe will allow us to use screening data to correlate drug target families with the types of compounds which will likely bind to them. Using this tool, we hope to be able to design highly effective targeted libraries for whole drug target families. In addition, we hope to use this tool to efficiently design potent compounds for a particular drug target and to efficiently search databases of compounds available from other vendors for likely leads.

      We expect to further use our computational tools and screening data to help predict ADME and toxicological reactions to classes of compounds. This will allow our customers to avoid spending money and time on hits and leads that will ultimately fail due to their ADME and toxicological characteristics.

Integrated drug discovery

      In 2001 we began offering integrated collaborative drug discovery services which provide our clients with many of the tools and capabilities needed to find and advance leads to preclinical candidates. In these partnerships we provide integrated access to our computational design and analysis, chemistry, and biology capabilities for the purpose of developing a preclinical lead for the clients target. Each collaborative program is customized to increase the likelihood of success. Milestone payments, which are due upon lead compounds demonstrating specified potency and selectivity requirements, are typically included in addition to FTE fees. Currently, milestone payments are not anticipated to be material to total revenue.

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

Sales and Marketing

      Our senior executives coordinate global management of our key customers and manage our general sales and marketing efforts for our drug discovery offerings to major pharmaceutical customers worldwide. Our strategy is to integrate our recently acquired businesses to offer multiple coordinated products and services to our customers.

      In addition to direct selling efforts we also use industry trade shows and industry journal advertising for sales and marketing.

Research and Development

      Our research and development expenses totaled approximately $12.9 million in 2001, $8.9 million in 2000 and $3.5 million in 1999. None of these expenses was funded by outside parties. We conduct research and development programs in four primary areas as follows:

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

      Chemistry and chemistry process development. Our chemistry and chemistry process development programs are designed to give us a competitive advantage in the number of compound libraries available to us and in the quality and reproducibility of the libraries. We have launched research and development projects to develop chemistry-based products for target validation.

      Assay development and high throughput screening. We are investing in new assay development and HTS technologies that we believe will allow us to broaden our product and service offerings. We are continually expanding our portfolio of assays and believe that current research and development programs will allow us to address virtually every type of homogeneous or heterogeneous drug discovery assay, and a wide range of agrochemical assays. We are investing in the µARCS technology in order to improve the speed and cost effectiveness of the screening process.

Customers

      The following commercial customers have purchased one or more of our drug discovery products and services.

Allergan
Asahi
Aurora (acquired by Vertex)
Aventis
Axxima Pharmaceuticals
Bayer
Celera Genomics
COR Therapeutics
CV Therapeutics
Daiichi
DuPont Pharmaceuticals
Essential Therapeutics
Genomic Institute of the Novartis Research
  Foundation
GlaxoSmithKline	Hoffman-La Roche
Inspire Pharmaceuticals
Japan Tobacco
Kirin
Merck
Millenium Pharmaceuticals
Pfizer
Pharmacia
Proctor & Gamble
Schering-Plough
Scynexis Chemistry and Automation
Syngenta
Taisho
Takeda
Xenon

      The following table contains each customer that represented over ten percent of our revenue for the indicated periods. There were no customers that represented over ten percent of our revenue in 2001.

	Years Ended
	December 31,

	2000	1999

Japan Tobacco	14%	—%
Aventis	12%	22%
Bristol-Myers Squibb	—	20%
Warner-Lambert	10%	—

      For our last three fiscal years, the actual revenues that we derived from all foreign countries taken as a whole were as follows:

•	in 1999, $3.4 million, which represented 26% of our total revenues for that year;

•	in 2000, $12.2 million, which represented 34% of our total revenues for that year, and

•	in 2001, $11.5 million, which represented 28% of our total revenues for that year. In 2001, $11.1 million in revenues was derived from Japan.

Agreement with Pfizer, Inc.

      In December 2001, we entered into a multi-year agreement with Pfizer, Inc. to develop and produce libraries of high purity chemical compounds to be used in Pfizer’s drug discovery programs. Under this agreement, we will collaborate to design and develop custom libraries of drug-like compounds that will be exclusive to Pfizer. We will then manufacture and purify the compounds to high purity standards using our proprietary Accelerated Retention Window (ARW) purification technology. The initial term of the agreement expires in January 2006. Either party may terminate the agreement upon the material, unremedied breach of the other party. In addition, Pfizer has the right to terminate the agreement if we are merged with or into or sold to a third party. In such event, Pfizer will retain exclusive rights to the libraries of compounds that we have delivered to Pfizer, and will only be obligated to pay us for compound libraries and manufacture and purification services delivered after termination, that were under production prior to termination. The estimated potential value of this 4-year collaboration may reach $95 million, making it material to our annual revenues in those years. However, Pfizer is currently committed to $13.3 million of that amount. The additional amounts are, in effect, subject to Pfizer continuing to elect to place orders, or not cancel orders, for work. We believe Pfizer’s current intent is to fund essentially the entire $95 million as long as our work continues to be satisfactory. However, this is entirely in Pfizer’s control and subject to their discretion.

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

      United States patents issued from applications filed prior to June 8, 1995 have a term of the longer of 20 years from the earliest priority date or 17 years from issue. Five of our applications were filed prior to June 8, 1995 and all of these applications have issued. United States patents issued from applications filed on or after June 8, 1995 have a term of 20 years from the application filing date or earlier claimed priority. Patents in most other countries have a term of 20 years from the date of filing of the patent application. Our remaining patent applications, including the applications from which thirteen of our issued patents were derived, were filed after June 8, 1995. Because the time from filing to issuance of patent applications is often several years, this process may result in a shortened period of patent protection, which may adversely affect our ability to exclude competitors from our markets. Our issued United States patents have expiration dates ranging from April 2015 to October 2017. None of our licenses will expire within the next ten years other than the Trega license which will expire in the United States in March of 2005. Our success will depend to a significant degree upon our ability to develop proprietary products and technologies and to obtain patent coverage for the products and technologies. We intend to continue to file patent applications covering any newly-developed products and technologies.

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

      License Agreement with Abbott Laboratories. On January 2, 2001 we signed an agreement with Abbott Laboratories that provides us with the exclusive license to Abbott’s Micro Arrayed Compound Screening technology (µARCS). We paid Abbott $2 million in prepaid royalties upon signing of the agreement. Two additional payments of $2 million each are due in April 2002 and 2003 unless termination notice is given 90 days prior to the due date. The Abbott µARCS technology provides ultra high throughput screening of thousands of compounds per microplate-sized card against a very broad range of drug discovery targets, without the use of individual wells and the attendant liquid handling requirements. When fully developed, we believe this technology could enable virtually any laboratory to screen compounds against a wide range of targets faster and less expensively than other available screening methodologies. We plan to provide the µARCS technology, screening services and libraries of compounds on µARCS sheets to our worldwide customers in 2002.

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

•	Assay development and screening. Cerep, Evotec Biosciences, Neogenesis, Oncogene Sciences, Pharmacopeia, Tripos and 3D Pharmaceuticals.

•	Combinatorial chemistry instruments. Argonaut and Mimotopes.

•	Compound libraries and lead optimization. Albany Molecular Research, ArQule, Array Biopharma, Evotec Biosystems, Pharmacopeia and Tripos.

•	Informatics. Accelrys and Tripos; and

•	Gene Profiling. Phase-1 Molecular Toxicology and Gene Logic.

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

Employees

      As of February 28, 2002, we had approximately 225 full-time employees worldwide. None of our employees is covered by a collective bargaining agreement.

Risks Related To Our Business

We have acquired several businesses and face risks associated with integrating these businesses and potential future acquisitions.

      We recently completed the acquisitions of SIDDCO and Xenometrix and are in the process of integrating these businesses. We plan to continue to review potential acquisition candidates in the ordinary course of our business, and our strategy includes building our business through acquisitions. Acquisitions involve numerous risks, including, among others, difficulties and expenses incurred in the consummation of acquisitions and assimilation of the operations, personnel and services or products of the acquired companies, difficulties of operating new businesses, the diversion of management’s attention from other business concerns and the potential loss of key employees of the acquired company. For example, distance and cultural differences may make it difficult for us to successfully assimilate the operations of our assay development and high throughput screening operations (Discovery Partners International AG) located in Switzerland with our medicinal chemistry operations located in San Diego. In addition, acquired businesses may have management structures incompatible with our own and may experience difficulties in maintaining their existing levels of business after joining us. If we do not successfully integrate and grow the five businesses we have acquired or any businesses we may acquire in the future, our business will suffer. Additionally, acquisition candidates may not be available in the future or may not be available on terms and conditions acceptable to us. Acquisitions of foreign companies also may involve additional risks of assimilating different business practices, overcoming language and cultural barriers and foreign currency translation. We currently have no agreements or commitments with respect to any acquisition, and we may never successfully complete any additional acquisitions.

We may not achieve or sustain profitability in the future.

      We have incurred operating and net losses since our inception. As of December 31, 2001, we had an accumulated deficit of $42.6 million. For the years ended December 31, 1999, 2000 and 2001 we had net losses of $3.4 million, $11.7 million and $11.1 million, respectively. We may also in the future incur operating and net losses and negative cash flow from operations, due in part to acquisitions of complementary businesses and technologies and expansion of our sales and marketing capabilities. We may not be able to achieve or maintain profitability. Moreover, if we do achieve profitability, the level of any profitability cannot be predicted and may vary significantly from quarter to quarter.

If our products and services do not become widely used in the pharmaceutical and biotechnology industries, it is unlikely that we will succeed.

      We have a limited history of offering our products and services, including our collections of chemical compounds, informatics tools, biology, micro Arrayed Compound Screening, toxicology and NanoKan System. It is uncertain whether our current customers will continue to use these products and services or whether new customers will use these products and services. In order to be successful, our products and services must meet the requirements of the pharmaceutical and biotechnology industries, and we must convince potential customers to use our products and services instead of competing technologies and offerings. Moreover, we cannot thrive unless we can achieve economies of scale on our various offerings. Market acceptance will depend on many factors, including our ability to:

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

      Because of these and other factors, some of which are beyond our control, our products and services may not gain sufficient market acceptance. Moreover, if market acceptance of our chemical compounds is not sufficient, it could increase the potential for additional obsolescence charges to our results of operations.

We may fail to expand customer relationships through integration of products and services.

      We may not be successful in selling our offerings in combination across the range of drug discovery disciplines we serve because integrated combinations of our products and services may not achieve time and cost efficiencies for our customers, especially our large pharmaceutical company customers. In addition, we may not succeed in further integrating our offerings. We may not be able to use existing relationships with customers in individual areas of our business to sell products and services in multiple areas of drug discovery. If we do not achieve integration of our products and services, we may not be able to take advantage of potential revenue opportunities and differentiate ourselves from competitors.

Our success will depend on our ability to manage growth and expansion.

      Growth in our operations has placed and, if we grow in the future, will continue to place a significant strain on our operational, human and financial resources. In the past two years we have acquired five new businesses, and we intend to continue to grow our business internally and by acquisition. As and if we expand our operations we will not necessarily have in place infrastructure and personnel sufficient to accommodate the increased size of our business. Our ability to manage effectively any growth through acquisitions or any internal growth will depend, in large part, on our ability to hire, train and assimilate additional management, professional, scientific and technical personnel and our ability to expand, improve and effectively use our operating, management, marketing and financial systems to accommodate our expanded operations. These tasks are made more difficult as we acquire businesses in geographically disparate locations, such as our acquisitions of Discovery Partners International AG in Switzerland, AAT in the San Francisco area, Structural Proteomics in New Jersey, SIDDCO in Tucson, Arizona and Xenometrix in Boulder, Colorado.

      Additionally, as a result of these acquisitions, we have a significant amount of goodwill and we may be subject to significant impairment charges in the future if goodwill pertaining to any acquisition becomes impaired.

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

      We plan to generate and use information that is not proprietary to our customers and that we derive from performing drug discovery services for our customers. However, our customers may not allow us to use information such as the general interaction between types of chemistries and types of drug targets that we generate when performing drug discovery services for them. Our current contracts restrict our use of certain scientific information we generate for our customers, such as the biological activity of chemical compounds with respect to drug targets, and future contracts also may restrict our use of additional scientific information. To the extent that our use of information is restricted, we may not be able to collect and aggregate scientific data and take advantage of potential revenue opportunities.

Our operations could be interrupted by damage to our facilities.

      Our results of operations are dependent upon the continued use of our highly specialized laboratories and equipment. Our operations are primarily concentrated in facilities in San Diego, California, near San Francisco, California, near Basel, Switzerland and in Tucson, Arizona. Natural disasters, such as earthquakes, or terrorist acts could damage our laboratories or equipment and these events may materially interrupt our business. We maintain business interruption insurance to cover lost revenues caused by such occurrences. However, this insurance would not compensate us for the loss of opportunity and potential adverse impact on relations with existing customers created by an inability to meet our customers’ needs in a timely manner, and may not compensate us for the physical damage to our facilities.

We may incur exchange losses when foreign currency used in international transactions is converted into U.S. dollars.

      Currency fluctuations between the U.S. dollar and the currencies in which we do business including the British pound, the Japanese yen, the Swiss franc and the Euro will cause foreign currency translation gains and losses. We cannot predict the effects of exchange rate fluctuations on our future operating results because of the number of currencies involved, changes in the percentage of our revenue which will be invoiced in foreign currencies, the variability of currency exposure and the potential volatility of currency exchange rates. We do not currently engage in foreign exchange hedging transactions to manage our foreign currency exposure, however, during 2002, we expect to begin hedging certain transactions between the Swiss franc and other currencies that are invoiced from our Swiss affiliate in order to minimize foreign exchange transaction gains and losses.

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

      Additional risks associated with a highly concentrated customer base include:

•	fewer customers for our products and services;

•	larger companies may develop and utilize in-house technology and expertise rather than using our products and services;

•	larger customers may negotiate price discounts or other terms for our products and services that are unfavorable to us; and

•	the market for our products and services may become saturated.

      For example, because of the heavy concentration of the pharmaceutical industry and the high cost of our NanoKan System, we expect to place only a small number of NanoKan Systems before we saturate the market for this product. We have not filled an order for a NanoKan System since 2000. When we are no longer able to sell additional NanoKan Systems, we will be dependent upon the sale of consumables for revenue from this product line.

Our success will depend on the prospects of the pharmaceutical and biotechnology industries and the extent to which these industries engage third-parties to perform one or more aspects of their drug discovery process.

      Our revenues depend to a large extent on research and development expenditures by the pharmaceutical, biotechnology and agricultural industries and companies in these industries outsourcing research and development projects. These expenditures are based on a wide variety of factors, including the resources available for purchasing research equipment, the spending priorities among various types of research and policies regarding expenditures during recessionary periods. General economic downturns in our customers’ industries or any decrease in research and development expenditures could harm our operations, as could increased popularity of management theories which counsel against outsourcing of critical business functions. In addition, the popularity of scientific thinking that disfavors expensive products such as large diversity libraries could negatively impact our revenues or our sales mix. Any decrease in drug discovery spending by pharmaceutical and biotechnology companies could cause our revenues to decline and adversely impact our profitability.

The drug discovery industry is competitive and subject to technological change, and we may not have the resources necessary to compete successfully.

      We compete with companies in the United States and abroad that engage in the development and production of drug discovery products and services. These competitors include companies engaged in the following areas of drug discovery:

•	Assay, development and screening, including Cerep, Evotec Biosciences, Oncogene Sciences, Neogenesis, Pharmacopia, Tripos and 3D Pharmaceuticals;

•	Combinatorial chemistry instruments, including Argonaut and Mimotopes;

•	Compound libraries and lead optimization, including Albany Molecular Research and Arqule;

•	Informatics, Accelrys and Tripos; and

•	Gene profiling, including Phase-1 Molecular Toxicology and Gene Logic.

      Academic institutions, governmental agencies and other research organizations also conduct research in areas in which we provide services, either on their own or through collaborative efforts. Also, essentially all of our pharmaceutical company customers have internal departments that provide some or all of the products and services we sell, so these customers may have limited needs for our products and services. Many of our competitors, including Pharmacopeia, have access to greater financial, technical, research, marketing, sales, distribution, service and other resources than we do.

      Moreover, the pharmaceutical and biotechnology industries are characterized by continuous technological innovation. We anticipate that we will face increased competition in the future as new companies enter the market and our competitors make advanced technologies available. Technological advances or entirely different approaches that we or one or more of our competitors develop may render our products, services and expertise obsolete or uneconomical. For example, advances in informatics and virtual screening may render some of our technologies, such as our large compound libraries, obsolete. Additionally, the existing approaches of our competitors or new approaches or technologies that our competitors develop may be more effective than those we develop. We currently are investing in micro ARCS technology to improve screening processes. There is no assurance that this technology will reach technological feasibility and therefore be available to sell to customers and we may never recover the cost of our investment. We may not be able to compete successfully with existing or future competitors.

Our success will depend on our ability to attract and retain key executives, and experienced scientists and sales personnel.

      Our future success will depend to a significant extent on our ability to attract, retain and motivate highly skilled scientists and sales personnel. In addition, our business would be significantly harmed if we lost the services of Riccardo Pigliucci, our chief executive officer. Our ability to maintain, expand or renew existing engagements with our customers, enter into new engagements and provide additional services to our existing customers depends, in large part, on our ability to hire and retain scientists with the skills necessary to keep pace with continuing changes in drug discovery technologies and sales personnel who are highly motivated. Additionally, it is difficult for us to find qualified sales personnel in light of the fact that our sales personnel generally hold Ph.D’s. Our employees are “at will,” which means that they may resign at any time, and we may dismiss them at any time. We believe that there is a shortage of, and significant competition for, scientists with the skills and experience in the sciences necessary to perform the services we offer. We compete with pharmaceutical companies, biotechnology companies, combinatorial chemistry companies, contract research companies and academic institutions for new personnel. In addition, our inability to hire additional qualified personnel may require an increase in the workload for both existing and new personnel. We may not be successful in attracting new scientists or sales personnel or in retaining or motivating our existing personnel.

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

      In addition to patent protection, we also rely on copyright protection, trade secrets, know-how, continuing technological innovation and licensing opportunities. In an effort to maintain the confidentiality and ownership of our trade secrets and proprietary information, we require our employees, consultants and advisors to execute confidentiality and proprietary information agreements. However, these agreements may not provide us with adequate protection against improper use or disclosure of confidential information, and there may not be adequate remedies in the event of unauthorized use or disclosure. Furthermore, like many technology companies, we may from time to time hire scientific personnel formerly employed by other companies involved in one or more areas similar to the activities conducted by us. In some situations, our confidentiality and proprietary information agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants or advisors have prior employment or consulting relationships. Although we require our employees and consultants to maintain the confidentiality of all confidential information of previous employers, their prior affiliations may subject us or these individuals to allegations of trade secret misappropriation or other similar claims. Finally, others may independently develop substantially equivalent proprietary information and techniques,or otherwise gain access to our trade secrets. Our failure to protect our proprietary information and techniques may inhibit or limit our ability to exclude certain competitors from the market.

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

      Our certificate of incorporation and bylaws contain provisions that could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. In addition, as a result of our acquisition of Axys Advanced Technologies, we have a standstill agreement with Axys Pharmaceuticals which prevents Axys Pharmaceuticals (and prevents its subsequent acquiror, Celera Genomics Group of Applera Corporation) from making a hostile effort to acquire us.

Item 2.     Properties

      We occupy approximately 34,500 combined square feet of leased office space and other facilities in San Diego, California for our headquarters and as the base for our marketing and product support operations, research and development and manufacturing activities. We occupy approximately 52,000 square feet of subleased office and laboratory space near San Francisco, California and approximately 29,000 square feet of leased space in Tucson, Arizona for some of our combinatorial chemistry activities. In addition, we also occupy approximately 45,000 square feet of leased space near Basel, Switzerland for our assay development and HTS services. We also lease approximately 22,700 square feet of office and laboratory space in Boulder, Colorado, of which a substantial portion is subleased. We also lease approximately 2,500 square feet of office space in Ft. Lee, New Jersey.

      We believe that our property and equipment are generally well maintained, in good operating condition and are sufficient to meet our current needs.

Item 3.     Legal Proceedings

      From time to time, we may be involved in litigation that arises through the normal course of business. As of the date of this Report, we are not a party to any litigation.

Item 4.     Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during the quarter ended December 31, 2001.

PART II

Item 5.     Market for the Company’s Common Equity and Related Stockholder Matters

      (a) Information Regarding Our Stock

Market Information

      Our common stock is traded on the Nasdaq National Market, under the symbol DPII. The following table sets forth the range of high and low sales prices on the Nasdaq National Market of our common stock for the quarterly periods indicated, as reported by Nasdaq. Such quotations represent inter-dealer prices without retail mark up, mark down or commission and may not necessarily represent actual transactions.

	High	Low

Year Ended December 31, 2001:
First Quarter	$11.625	$5.375
Second Quarter	8.85	4.42
Third Quarter	5.78	3.26
Fourth Quarter	7.50	3.00
Year Ended December 31, 2000:
Third Quarter (beginning July 27)	$26.00	$17.375
Fourth Quarter	22.50	5.625

Holders

      As of March 4, 2002, there were approximately 203 holders of record of our common stock.

Dividends

      We have never paid cash dividends on our common stock, and we do not expect to pay any cash dividends in the foreseeable future.

      (b) Use of Proceeds

Use of Proceeds

      On August 1, 2000, we closed the sale of 5,000,000 shares of our Common Stock, $0.001 par value, in our initial public offering (the “Offering”), and on August 30, 2000 we closed the sale of an additional 750,000 shares of Common Stock pursuant to the exercise of the underwriters’ overallotment option in the Offering. The shares of Common Stock sold in the Offering were registered under the 1933 Act on a Registration Statement on Form S-1 (the “Registration Statement”) (Reg. No. 333-36638) that was declared effective by the SEC on July 27, 2000. After deducting the underwriting discounts and commissions and various estimated Offering expenses, we received net proceeds from the Offering of approximately $94.7 million. Approximately $7.3 million of the proceeds of the Offering were used to fund acquisitions that were completed in 2000 and our operations from August 1, 2000 through December 31, 2001, and we intend to continue to use the proceeds to fund our operations, including continued development and manufacturing of existing products as well as research and development of additional products and services. In addition, we used approximately $12.0 million, net of cash acquired, to fund our acquisition of SIDDCO in January 2001, approximately $1.8 million, net of cash acquired, to acquire Xenometrix in May 2001, $2.0 million in January 2001 for prepaid royalties under an exclusive license to Abbott Laboratories’ Micro Arrayed Compound Screening technology and $4 million during 2001 to fund capital expenditures. We intend to use an additional portion of the net proceeds to acquire new businesses or technologies, hire additional personnel and expand our facilities to be able to meet the needs of our business. In addition, we may, if the opportunity arises, use an unspecified portion of the net proceeds to acquire or invest in products, technologies or companies. We intend to use the balance of the net proceeds for general corporate purposes, including working capital. None of the net proceeds of the Offering were paid directly or indirectly to any directors, officers, general partners of our company or their associates, persons owning 10% or more of any class of our equity securities, or affiliates of ours.

Item 6.     Selected Financial Data

      The following selected consolidated financial data has been derived from our audited financial statements and should be read in conjunction with the Company’s financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The historical results are not necessarily indicative of the results that may be expected for any future period.

Selected Consolidated Financial Information

	Years Ended December 31,

	2001	2000	1999	1998	1997

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$41,134	$36,264	$13,076	$6,214	$3,150
Cost of revenues	20,460	18,343	8,235	2,786	1,312
Provision for obsolete inventory	4,397	—	—	—	—

Gross margin	16,277	17,921	4,841	3,428	1,838
Operating expenses:
Research and development	12,982	8,934	3,538	5,058	4,143
Selling, general and administrative	11,019	8,414	4,439	4,984	2,528
Amortization of stock-based compensation and other non-cash compensation charges	1,074	1,376	311	—	—
Amortization of goodwill	5,848	3,379	—	—	—
Write-off of in-process research and development	—	9,000	—	—	—

Total operating expenses	30,923	31,103	8,288	10,042	6,671

Loss from operations	(14,646)	(13,182)	(3,447)	(6,614)	(4,833)
Interest income (expense), net	3,252	1,247	211	273	14
Foreign currency gains (losses) and other income (expense), net	246	238	(134)	63	(3)

Net loss	$(11,148)	$(11,697)	$(3,370)	$(6,278)	$(4,822)

Net loss per share, basic and diluted	$(0.46)	$(0.89)	$(3.00)	$(8.20)	$(8.85)

Shares used in calculating net loss per share, basic and diluted	24,016	13,177	1,125	765	545

Other Data:
Net cash (used in) provided by operating activities	(1,529)	3,360	(5,735)	(3,267)	(5,252)
Net cash used in investing activities	(45,450)	(9,204)	(5,894)	(2,068)	(542)
Net cash provided by financing activities	477	100,453	3,799	15,769	1,848

	As of December 31,

	2001	2000	1999	1998	1997

Selected Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term investments	$77,265	$97,690	$2,885	$10,715	$281
Working capital (deficit)	88,550	106,987	(3,663)	8,976	949
Total assets	167,022	178,293	21,652	16,596	3,831
Long-term obligations, less current portion	1,082	944	1,910	96	322
Redeemable preferred stock	—	—	27,907	27,907	11,890
Total stockholders’ equity (deficit)	157,042	166,562	(19,269)	(16,298)	(10,035)

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of our financial condition contains certain statements that are not strictly historical and are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a high degree of risk and uncertainty. Our actual results may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in our operations, development efforts and business environment, including those set forth under the Section entitled “Risk Factors” in Item 1, and other documents we file with the Securities and Exchange Commission. All forward-looking statements included in this report are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statement.

Overview

      We sell a broad range of products and services to pharmaceutical and biotechnology companies to make the drug discovery process for our customers faster, less expensive and more effective at generating drug candidates. We focus on the portion of the drug discovery process that begins after identification of a drug target through when a drug candidate is ready for clinical trials. Our major products and services are as follows:

•	We develop, produce and sell collections of chemical compounds that pharmaceutical and biotechnology companies test for their potential use as new drugs or for use as the chemical starting point for new drugs.

•	We develop, manufacture and sell proprietary instruments and the associated line of consumable supplies that are used by the pharmaceutical and biotechnology industries in their own in-house drug discovery chemistry operations.

•	We provide testing services to our customers in which chemical compounds are tested for their biological activity as potential drugs.

•	We provide computational software tools that guide the entire process of chemical compound design, development and testing.

•	We license our proprietary gene profiling system that characterizes a cell’s response upon exposure to compounds and other agents by the pattern of gene expression in the cell.

      At the close of 1999, we acquired Discovery Technologies Ltd. (DTL). During 2000 we acquired two additional businesses: Axys Advanced Technologies, Inc. (AAT) and a 75% interest in Structural Proteomics, Inc. (SPI). In January 2001 we acquired Systems Integration Drug Discovery Company (SIDDCO) and in May 2001 we acquired Xenometrix, Inc. In November 2001, we changed the name of Discovery Technologies Ltd. to Discovery Partners International AG.

Critical Accounting Policies

      Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates, and the estimates themselves might be different if we used different assumptions.

      We believe the following critical accounting policies involve significant judgments and estimates that are used in the preparation of our financial statements.

      Revenue recognition. Revenue from product sales, which include the sale of combinatorial chemistry instruments and proprietary libraries, is recorded as products are shipped. Certain of our contracts for product sales include customer acceptance provisions that give our customers the right of replacement if the delivered product does not meet specified criteria, however, we have reliably demonstrated that the products meet the specified criteria and we have no history of customers exercising their right of replacement. Development contract revenues and high-throughput screening service revenues are recognized on a percentage of completion basis. Advances received under these development contracts and high-throughput screening service agreements are initially recorded as deferred revenue, which is then recognized as costs are incurred over the term of the contract. Certain of these contracts may allow the customer the right to reject acceptance of work performed, however, we have no history of such rejections. Revenue from chemistry service agreements is recognized on a monthly basis and is based upon the number of full time equivalent (FTE) employees that actually worked on each agreement and the agreed-upon rate per FTE per month.

      Long-lived assets. We assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we reduce the carrying value of the asset to fair value. While our current and historical operating and cash flow losses are potential indicators of impairment, we believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses through December 31, 2001.

      Inventory. Inventories are recorded at cost or market. We write-down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than we have projected, additional inventory write-downs may be required.

Results of Operations

      Revenue. Total revenue in 2001 increased 13% to $41.1 million from $36.3 million in 2000 and $13.1 million in 1999. The increase from 2000 to 2001 resulted primarily from revenue generated by businesses we acquired during 2000 and 2001 including AAT (acquired in April 2000), SPI (acquired in May 2000), SIDDCO (acquired in January 2001) and Xenometrix (acquired in May 2001) and an increase in sales of our drug discovery collaborations and licenses. These increases were partially offset by a decline in revenue from NanoKan System sales. We were contractually prohibited from selling NanoKan Systems during the first three quarters of 2001. The increase from 1999 to 2000 resulted from internal growth in our instrumentation business, including sales of NanoKan Systems, as well as contributions by acquired businesses: DTL (acquired in December, 1999), AAT, and SPI.

      Cost of revenues. Cost of revenues for 2001 includes a charge of $4.4 million for obsolete inventory reserves. During the third quarter of 2001, we experienced a shift in our mix of sales orders indicating a decrease in demand for some of our inventoried chemical compound libraries, specifically large diversity libraries containing non-purified compounds. As a result of the changes in the marketplace, we assessed our ending inventory and increased our reserves for specifically identified obsolete inventory. This charge is significantly greater than historical provisions necessary for obsolete inventory.

      Gross margins. Gross margins (excluding the charge of $4.4 million for obsolete inventory) increased to $20.7 million in 2001 from $17.9 million in 2000 and $4.8 million in 1999. Gross margin was 50% of revenues in 2001 (excluding the charge of $4.4 million for obsolete inventory) compared to 49% in 2000 and 37% in 1999. Gross margin as a percent of revenue increased in 2001 primarily due to the impact of NanoKan sales in 2000 and 1999 which had a lower gross margin than our other product lines. In December of 2001 we entered into a multi-million dollar, multi-year contract with Pfizer. This collaboration requires significant development effort for which Pfizer is at risk. As a result, a significant amount of cost that has historically been classified as research and development will be included as cost of sales. As such, we expect our gross margins as a percent of revenue to decline in the future.

      Research and development expenses. Research and development expenses consist primarily of salaries and benefits, supplies and expensed development materials, and facilities costs including equipment deprecia-

tion. Research and development expenses were $13.0 million in 2001, compared to $8.9 million in 2000 and $3.5 million in 1999. Research and development expenses increased from 2000 to 2001 primarily as a result of the research and development efforts associated with the four businesses we acquired in 2000 and 2001. Research and development expenses increased from 1999 to 2000 due to the research and development efforts associated with the three businesses we acquired in 1999 and 2000. Research and development expenses as a percentage of revenues were 32% in 2001, 25% in 2000 and 27% in 1999. Due to the provisions of the Pfizer contract, we expect research and development to decrease in the future.

      Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries and benefits for sales, marketing and administrative personnel, advertising and promotional expenses, professional services, and facilities costs. Selling, general and administrative expenses increased to $11.0 million in 2001 from $8.4 million in 2000 and $4.4 million in 1999. The increase from 2000 to 2001 was due primarily to the selling, general and administrative expenses associated with the businesses acquired in 2000 and 2001 and increases in corporate expenses associated with being a public company including directors and officers liability insurance, accounting and legal expenses and investor relations expenses. The increase from 1999 to 2000 was primarily a result of businesses acquired in 1999 and 2000, which increased our sales and marketing staffing levels and expanded our management team and infrastructure consistent with the corresponding revenue growth. Selling, general and administrative expenses as a percentage of revenues were 27% in 2001, 23% in 2000 and 34% in 1999.

      Stock-based compensation. During 1999 and 2000, we granted stock options with exercise prices that were less than the estimated fair value of the underlying shares of common stock on the date of grant. As a result, we have recorded deferred stock-based compensation to be amortized over the period that these options vest. The amortization of deferred stock-based compensation for 2001 was $1.1 million compared to approximately $1.4 million for 2000 and $0.3 million for 1999. We anticipate deferred stock-based compensation for 2002 to be approximately $700,000.

      Amortization of goodwill. We recognized $5.9 million in goodwill amortization expense in 2001 compared to $3.4 million in 2000. Goodwill is amortized on a straight-line basis over ten years. All acquisitions were accounted for as purchases. In accordance with SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS 141 will be reclassified to goodwill. We will adopt SFAS 142 effective January 1, 2002. Accordingly, we will cease the amortization of goodwill and certain other intangibles resulting from acquisitions prior to July 1, 2001, which we estimate will reduce annual amortization expense by approximately $6.4 million. Additionally, in connection with the adoption of SFAS 142, we will be required to perform a transitional goodwill impairment assessment.

      In-process research and development. We incurred $9.0 million in expense in 2000 as a result of the write-off of in-process research and development acquired as part of the AAT acquisition. We did not incur any similar expense during 2001 or 1999.

      Interest income, net of interest expense. We realized $3.3 million in net interest income in 2001, compared to net interest income of approximately $1.3 million in 2000 and $211,000 in 1999. Net interest earned in 2001 primarily resulted from the investment of our cash balance remaining from our July/ August 2000 initial public offering proceeds. The net interest income in 2000 primarily resulted from the investment of the initial public offering proceeds offset by approximately $1.2 million in imputed interest expense equal to the fair value of warrants that were issued in connection with bridge notes. We expect interest income to decline in 2002 due to lower interest rates.

      Income taxes. At December 31, 2001, we had federal and California income tax net operating loss carryforwards of approximately $17.7 million and $13.3 million, respectively. The difference between the federal and California tax operating loss carryforwards is primarily attributable to the capitalization of research and development expenses and the 55% limitation on the carryover of net operating losses for California income tax purposes. The federal and California tax net operating loss carryforwards will begin to expire in 2010 and 2005, respectively, unless previously used. We also have federal and California research tax credit carryforwards of approximately $1,900,000 and $1,250,000, respectively, which will begin to expire in 2011 unless previously used. We have provided a 100% valuation allowance against the related deferred tax assets as realization of such tax benefits is not assured.

Liquidity and Capital Resources

      Since inception of the Company, we have funded our operations principally with $39.0 million of private equity financings and $94.7 million of net proceeds from our initial public offering in July 2000.

      At December 31, 2001, cash and cash equivalents and short-term investments totaled approximately $77.3 million, compared to $97.7 million at December 31, 2000 and $2.9 million at December 31, 1999.

      During 2001 we acquired SIDDCO for $12.0 million (net of cash acquired), purchased Xenometrix for $1.8 million (net of cash acquired), paid additional consideration in connection with the purchase of Discovery Technologies Ltd. (now Discovery Partners International AG) of $0.9 million and purchased $2.1 million in patents, license rights and other intangibles primarily related to the license of microARCS technology from Abbott Laboratories.

      We currently anticipate investing between $5.0 million and $6.0 million in 2002 for leasehold improvements and capital equipment necessary to support future revenue growth. Our actual future capital requirements will depend on a number of factors, including our success in increasing sales of both existing and new products and services, expenses associated with unforeseen litigation, regulatory changes, competition and technological developments, and potential future merger and acquisition activity.

      We have entered into various agreements that obligate us to make future payments. The table below sets forth the contractual cash obligations that exist as of December 31, 2001:

	Payments Due by Period

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Capital Lease Obligations	$1,820,427	$738,170	$1,082,257	$—	$—
Operating Leases	8,334,883	2,259,325	4,506,396	1,209,406	359,756

Total Contractual Cash Obligations	$10,155,310	$2,997,495	$5,588,653	$1,209,406	$359,756

Recent Accounting Pronouncements

      Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, was effective January 1, 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative’s fair value be recognized in earnings unless specific hedge accounting criteria are met. We have not engaged in activities covered by SFAS No. 133 and therefore the adoption did not have an impact on our financial statements.

      In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (SFAS 141 and SFAS 142), Business Combinations and Goodwill and Other Intangible Assets. SFAS 141 replaces prior accounting standards and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment write-off approach. Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS 141 and SFAS 142 are effective for all business combinations completed after June 30, 2001. Additionally, effective January 1, 2002 amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for separate recognition under SFAS 141 will be reclassified to goodwill. The Company will adopt SFAS 142 as of January 1, 2002. Accordingly, we will cease the amortization of goodwill and certain other intangibles, which has been included in operating expenses and cost of goods sold, resulting from acquisitions prior to July 1, 2001, which we estimate will reduce annual amortization expense by approximately $6.4 million. We have not yet determined whether the adoption of the impairment provisions of SFAS 142 will have any effect on our consolidated statement of financial position or results of operations in 2002. Although we will not amortize goodwill for financial reporting purposes we will continue to amortize approximately $32.9 million of goodwill for tax purposes over the remaining statutory life of approximately 13 years.

      In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. Adoption of SFAS No. 144, effective January 1, 2002, is not expected to have a significant impact on the financial condition or results of operations.

Item 7A.     Market Risk

Quantitative and Qualitative Disclosures About Market Risk

      Short-term investments. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments are and will be in short-term marketable securities, U.S. government securities and corporate bonds. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to our principal. The average maturity of our investment portfolio is six months. A 1% change in interest rates would have an annual effect of approximately $441,000 on our income.

      Foreign currency rate fluctuations. The functional currency for the European operations of our IRORI group is the U.S. dollar, and the functional currency for our Discovery Partners International AG group is the Swiss franc. Effective December 2001, we consolidated the European operations of IRORI into Discovery Partners International AG. Our subsidiary accounts are translated from their local currency to the U.S. dollar using the current exchange rate in effect at the balance sheet date for the balance sheet accounts, and using the average exchange rate during the period for revenues and expense accounts. The effects of translation for the European operations of our IRORI group are recorded as foreign currency gains (losses) in the consolidated statement of operations. The effects of translation for our Discovery Partners International AG group are recorded as a separate component of stockholders’ equity (accumulated other comprehensive income (loss)). Our European subsidiaries conduct their business with customers in local currencies. Exchange gains and losses arising from these transactions are recorded using the actual exchange differences on the date of the transaction. We have not taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with our European subsidiaries or transactions with our worldwide customers. The net tangible assets of our two European subsidiaries combined were $4.8 million at December 31, 2001. A 1% decrease in the value of the British pound and Swiss franc relative to the U.S. dollar would result in a foreign translation loss of $48,000.

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

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      During our three most recent fiscal years and since then through today, we have not had a change in our independent auditors nor have there been any reportable disagreements between us and our independent auditors.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The sections titled “Directors and Nominees”, “Board Meetings and Committees,” and “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in our Proxy Statement related to the Annual Meeting of Stockholders to be held May 15, 2002 are incorporated herein by reference.

Item 11.     Executive Compensation

      The section titled “Executive Compensation” appearing in our Proxy Statement related to the 2002 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The section titled “Principal Stockholders” appearing in our Proxy Statement related to the 2002 Annual Meeting of Stockholders to be held May 15, 2002 is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

      The section titled “Certain Transactions” appearing in our Proxy Statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)(1) Financial Statements:

      The following financial statements of Discovery Partners International, Inc. are included in a separate section of this Annual Report on Form 10-K commencing on the pages referenced below:

      (2) Financial Statement Schedules:

      All schedules have been omitted, since they are not applicable or not required, or the relevant information is included in the consolidated financial statements or the notes thereto.

      (3) Exhibits:

Exhibit
Number	Title	Method of Filing

2.1	Agreement and Plan of Merger among us, DPII Newco, LLC, Axys Pharmaceuticals, Inc., and Axys Advanced Technologies, Inc., dated April 11, 2000.	Incorporated by Reference to Exhibit 2.1 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000
2.2	Stock Purchase Agreement among us, Structural Proteomics, Inc., Richard Fine and Boris Klebansky, dated May 5, 2000.	Incorporated by Reference to Exhibit 2.5 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000
2.3	Agreement and Plan of Reorganization dated December 21, 2000 by and among us, SI Acquisition Corporation, Systems Integration Drug Discovery Company, Inc., Bruce Seligmann and Karen Junghans, Trustees of the Seligmann-Junghans Family Trust U/A/D July 9, 1999, Colin Dalton, Melvin Reisinger, Jr. and High Throughput Genomics, Inc.	Incorporated by Reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 12, 2001
2.4	Agreement and Plan of Reorganization by and among us, DPI Patents, Inc., and Xenometrix, Inc., dated February 27, 2001.	Incorporated by Reference to Exhibit 2.4 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 14, 2001.
3.1	Certificate of Incorporation of the Company	Incorporated by Reference to Exhibit 3.2 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000
3.2	Bylaws of the Company	Incorporated by Reference to Exhibit 3.4 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000
10.1	Second Amended and Restated Investors’ Rights Agreement among us and the investors listed on Schedule A thereto, dated April 28, 2000, as amended.	Incorporated by Reference to Exhibit 10.2 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000
10.2	Common Stock Purchase and Asset Contribution Agreement between Axys Pharmaceuticals, Inc. and Axys Advanced Technologies, Inc., dated November 17, 1999.	Incorporated by Reference to Exhibit 10.5 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000
10.3	Technology Assignment and License Agreement between Axys Pharmaceuticals, Inc. and Axys Advanced Technologies, Inc., dated April 28, 2000.	Incorporated by Reference to Exhibit 10.6 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

Exhibit
Number	Title	Method of Filing

10.4	Non-Competition and Non-Disclosure Agreement between us and Axys Pharmaceuticals, Inc., dated April 28, 2000.	Incorporated by Reference to Exhibit 10.7 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000
10.5	Indemnity Escrow Agreement between us and Axys Pharmaceuticals, Inc., dated April 28, 2000.	Incorporated by Reference to Exhibit 10.8 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000
10.6	Services Agreement between us and Axys Pharmaceuticals, Inc., dated April 28, 2000.	Incorporated by Reference to Exhibit 10.9 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000
10.7	First Amendment to Sublease between Axys Pharmaceuticals, Inc. and Axys Advanced Technologies, Inc., dated April 28, 2000.	Incorporated by Reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000
10.8	Compound Purchase Agreement between us and Axys Pharmaceuticals, Inc., dated April 28, 2000.	Incorporated by Reference to Exhibit 10.11 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000
10.9	Standstill Agreement between us and Axys Pharmaceuticals, Inc., dated April 28, 2000.	Incorporated by Reference to Exhibit 10.12 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000
10.10	Rights Agreement between us, Structural Proteomics, Inc., Richard Fine, Boris Klebansky and Arnold Hagler, dated May 5, 2000.	Incorporated by Reference to Exhibit 10.14 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000
10.13*	Pledge Agreement between us and Riccardo Pigliucci, dated November 30, 1998.	Incorporated by Reference to Exhibit 10.22 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000
10.14*	Promissory Note issued by Riccardo Pigliucci, dated November 30, 1998.	Incorporated by Reference to Exhibit 10.23 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000
10.15*	Pledge Agreement between us and Riccardo Pigliucci, dated January 31, 1999.	Incorporated by Reference to Exhibit 10.24 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

Exhibit
Number	Title	Method of Filing

10.16*	Promissory Note issued by Riccardo Pigliucci, dated January 31, 1999.	Incorporated by Reference to Exhibit 10.25 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000
10.17	Master Lease Agreement between us and Comdisco, Inc., dated February 9, 1996.	Incorporated by Reference to Exhibit 10.32 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000
10.18	Master Security Agreement between us and General Electric Capital Corporation, dated November 1, 1999, as amended.	Incorporated by Reference to Exhibit 10.33 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000
10.19	Equipment Financing Agreement between us and Lease Management Services, Inc., dated October 27, 1995, as amended.	Incorporated by Reference to Exhibit 10.34 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000
10.20	Standby Letter of Credit between us and Bank of America, dated February 3, 1999.	Incorporated by Reference to Exhibit 10.36 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000
10.21	Non-Exclusive Sublicense Agreement between us and Trega Biosciences, Inc., dated May 1, 1998.	Incorporated by Reference to Exhibit 10.37 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000
10.22	Patent License Agreement between us and Abbott Labs, Incorporated, dated January 2, 2001.	Incorporated by Reference to Exhibit 10.22 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 27, 2001
10.23	Indemnification Agreement between us and Sokymat, S.A., dated April 19, 1999.	Incorporated by Reference to Exhibit 10.38 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000
10.24	Strategic Alliance Agreement between us and Bristol-Myers Squibb Company, dated May 22, 1998.	Incorporated by Reference to Exhibit 10.39 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000
10.25	Strategic Alliance Agreement between us and Aventis (formerly Rhone-Poulenc Rorer International, Inc.), dated June 15, 1998.	Incorporated by Reference to Exhibit 10.40 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

Exhibit
Number	Title	Method of Filing

10.28	Loan Agreement between Discovery Technology, Ltd. and Novartis International AG, dated December 23, 1999.	Incorporated by Reference to Exhibit 10.43 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000
10.29	Guaranty between us and Novartis International AG, dated December 23, 1999.	Incorporated by Reference to Exhibit 10.44 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000
10.30	Industrial Lease between Irvine Company and us, dated February 17, 1999.	Incorporated by Reference to Exhibit 10.45 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000
10.31	IRORI (Europe) Limited Lease of Unit 5, dated December 22, 1997.	Incorporated by Reference to Exhibit 10.46 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000
10.32	Leasehold Contract between Basler Kantonalbank and Discovery Technologies, Ltd., dated June 18, 1997 (English version).	Incorporated by Reference to Exhibit 10.47 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000
10.33	Leasehold Contract between Basler Kantonalbank and Discovery Technologies, Ltd., dated June 18, 1997 (German version).	Incorporated by Reference to Exhibit 10.48 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000
10.34	Letter Agreement terminating Directorship Agreement with Dieter Hoehn, dated May 8, 2000.	Incorporated by Reference to Exhibit 10.50 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000
10.35*	Key Employment Agreement between us and Riccardo Pigliucci, dated April 17, 1998.	Incorporated by Reference to Exhibit 10.51 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000
10.36*	1995 Stock Option/ Stock Issuance Plan, as amended.	Incorporated by Reference to Exhibit 10.52 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000
10.37*	1995 Stock Option/Stock Issuance Plan, Form of Notice of Grant.	Incorporated by Reference to Exhibit 10.53 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

Exhibit
Number	Title	Method of Filing

10.38*	1995 Stock Option/Stock Issuance Plan, Form of Stock Option Agreement.	Incorporated by Reference to Exhibit 10.54 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000
10.39*	1995 Stock Option/Stock Issuance Plan, Form of Stock Purchase Agreement.	Incorporated by Reference to Exhibit 10.55 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000
10.40*	1995 Stock Option/Stock Issuance Plan, Form of Restricted Stock Issuance Agreement.	Incorporated by Reference to Exhibit 10.56 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000
10.41*	Axys Advanced Technologies, Inc. 1999 Equity Incentive Plan.	Incorporated by Reference to Exhibit 10.57 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000
10.42*	Axys Advanced Technologies, Inc. 1999 Equity Incentive Plan, Form of Stock Option Agreement.	Incorporated by Reference to Exhibit 10.58 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000
10.43*	2000 Stock Incentive Plan.	Incorporated by Reference to Exhibit 10.59 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000
10.44*	2000 Stock Incentive Plan, Form of Notice of Grant.	Incorporated by Reference to Exhibit 10.44 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 27, 2001.
10.45*	2000 Stock Incentive Plan, Form of Stock Option Agreement.	Incorporated by Reference to Exhibit 10.45 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 27, 2001.
10.46*	2000 Stock Incentive Plan, Form of Stock Issuance Agreement.	Incorporated by Reference to Exhibit 10.46 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 27, 2001.
10.47*	2000 Employee Stock Purchase Plan.	Incorporated by Reference to Exhibit 10.60 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000
10.48*	2000 Employee Stock Purchase Plan, Form of Stock Purchase Agreement	Incorporated by Reference to Exhibit 10.48 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 27, 2001

Exhibit
Number	Title	Method of Filing

10.49*	Form of Indemnification Agreement between us and each of our directors and officers.	Incorporated by Reference to Exhibit 10.61 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000
10.50*	Employment Contract between us and Dr. Heinrich Zinsli, dated August 10, 1999.	Incorporated by Reference to Exhibit 10.62 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000
10.51	Leasehold Contract between Basler Kantonalbank and Discovery Partners Technologies, Ltd., dated January 31, 2000 (English version).	Incorporated by Reference to Exhibit 10.63 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000
10.52	Leasehold Contract between Basler Kantonalbank and Discovery Partners Technologies, Ltd., dated January 31, 2000 (German version).	Incorporated by Reference to Exhibit 10.64 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000
10.53	Promissory Note issued to Jack Fitzpatrick, dated April 6, 2001.	Incorporated by Reference to Exhibit 10.53 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2001
10.54	Promissory Note issued to Richard Brown, dated April 6, 2001.	Incorporated by Reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2001
10.55	Offer letter between us and Craig Kussman, dated October 29, 2001	Filed Herewith
10.56†	Protocol Development and Compound Production Agreement between us and Pfizer Inc., dated December 19, 2001.	Filed Herewith
21.1	Subsidiaries of the Registrant	Filed Herewith
23.1	Consent of Ernst & Young LLP, Independent Auditors	Filed Herewith

†	Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text (the “Mark”). This Exhibit has been filed separately with the Secretary of the Commission without the Mark pursuant to the Company’s Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934.

*	Indicates management contract or compensatory plan or arrangement.

      (b) Reports on Form 8-K

      We did not file any reports on Form 8-K during the quarter ended December 31, 2001.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DISCOVERY PARTNERS INTERNATIONAL, INC.

By:	/s/ RICCARDO PIGLIUCCI

Riccardo Pigliucci
President and Chief Executive Officer

Date: March 27, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICCARDO PIGLIUCCI Riccardo Pigliucci	President, Chief Executive Officer and Director	March 27, 2002

/s/ CRAIG KUSSMAN Craig Kussman	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 27, 2002

/s/ ANDREW E. SENYEI, M.D. Andrew E. Senyei, M.D.	Director	March 27, 2002

/s/ DIETER HOEHN Dieter Hoehn	Director	March 27, 2002

/s/ JOHN WALKER John Walker	Director	March 27, 2002

/s/ ALAN LEWIS Alan Lewis	Director	March 27, 2002

/s/ HARRY HIXSON Harry Hixson	Director	March 27, 2002

/s/ COLIN DOLLERY Colin Dollery	Director	March 27, 2002

DISCOVERY PARTNERS INTERNATIONAL, INC.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders

Discovery Partners International, Inc.

      We have audited the accompanying consolidated balance sheets of Discovery Partners International, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Discovery Partners International, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

ERNST & YOUNG LLP

San Diego, California

January 25, 2002

DISCOVERY PARTNERS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2001	2000

ASSETS
Current assets:
Cash and cash equivalents	$50,915,481	$97,690,236
Short-term investments	26,349,756	—
Accounts receivable	10,143,648	9,398,364
Inventories	8,174,755	8,296,800
Prepaid and other current assets	1,401,914	1,685,914

Total current assets	96,985,554	117,071,314
Restricted cash	861,352	1,000,000
Property and equipment, net	10,641,664	9,567,871
Goodwill, net	49,545,594	45,154,516
Patent and license rights, net	7,772,763	3,121,074
Other assets, net	1,215,184	2,378,600

Total assets	$167,022,111	$178,293,375

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,409,872	$3,574,534
Accrued compensation	1,406,260	1,231,503
Deferred business acquisition payment	—	931,335
Current portion of obligations under capital leases, equipment notes payable, line of credit and promissory notes	738,170	661,160
Deferred revenue	3,880,817	3,685,537

Total current liabilities	8,435,119	10,084,069
Obligations under capital leases, equipment notes payable, and promissory notes less current portion	1,082,257	944,123
Deferred rent	95,300	74,583
Minority interest in Structural Proteomics	367,881	628,383
Stockholders’ equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at December 31, 2001 and 2000	—	—
Common stock, $.001 par value, 99,000,000 shares authorized, 24,262,181 and 23,931,237 issued and outstanding at December 31, 2001 and 2000, respectively	24,262	23,931
Treasury stock, at cost, 35,000 shares	(119,250)	—
Additional paid-in capital	200,533,917	200,184,929
Deferred compensation	(882,964)	(2,032,378)
Note receivable from stockholder	(240,000)	(240,000)
Accumulated other comprehensive income	302,987	54,903
Accumulated deficit	(42,577,398)	(31,429,168)

Total stockholders’ equity	157,041,554	166,562,217

Total liabilities and stockholders’ equity	$167,022,111	$178,293,375

      See accompanying notes.

DISCOVERY PARTNERS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2001	2000	1999

Revenues:
Sales to third parties	$39,827,412	$33,898,886	$13,075,835
Sales to Axys Pharmaceuticals, Inc.	1,306,456	2,364,764	—

Total revenues	41,133,868	36,263,650	13,075,835
Cost of revenues (exclusive of $15,493, $17,992 and $7,238 in 2001, 2000 and 1999, respectively, of stock-based compensation)	20,459,573	18,342,688	8,234,858
Provision for obsolete inventory	4,396,795	—	—

Gross margin	16,277,500	17,920,962	4,840,977
Cost and expenses:
Research and development (exclusive of $453,161, $575,914 and $65,828 in 2001, 2000 and 1999, respectively, of stock-based compensation)	12,981,819	8,934,059	3,537,651
Selling, general and administrative (exclusive of $605,623, $781,933 and $238,322 in 2001, 2000 and 1999, respectively, of stock-based compensation)	11,018,841	8,413,848	4,439,021
Amortization of stock-based compensation and other non-cash compensation charges	1,074,277	1,375,839	311,388
Amortization of goodwill =	5,848,573	3,379,009	—
Write-off of in-process research and development	—	9,000,000	—

Total operating expenses	30,923,510	31,102,755	8,288,060

Loss from operations	(14,646,010)	(13,181,793)	(3,447,083)
Interest income	3,531,104	2,776,620	270,645
Interest expense	(279,580)	(1,529,578)	(60,003)
Foreign currency gains (losses)	(14,246)	133,062	(133,923)
Minority interest in Structural Proteomics	260,502	104,950	—

Net loss	$(11,148,230)	$(11,696,739)	$(3,370,364)

Net loss per share, basic and diluted	$(0.46)	$(0.89)	$(3.00)

Shares used in calculating net loss per share, basic and diluted	24,015,865	13,176,576	1,125,040

      See accompanying notes.

DISCOVERY PARTNERS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock
					Additional Paid	Deferred
	Shares	Amount	Shares	Amount	in Capital	Compensation

Balance at December 31, 1998	1,420,973	$1,421	—	—	$234,384	—
Exercise of options to purchase common stock	20,790	21	—	—	5,412	—
Issuance of stock in exchange for a promissory note	170,000	170	—	—	67,830	—
Issuance of warrants to purchase preferred stock	—	—	—	—	138,080	—
Deferred compensation related to stock options and restricted stock	—	—	—	—	953,670	(953,670)
Amortization of deferred compensation	—	—	—	—	—	311,388
Comprehensive Loss	—	—	—	—	—	—
Foreign Currency translation adjustment
Net Loss	—	—	—	—	—	—
Comprehensive Loss	—	—	—	—	—	—

Balance at December 31, 1999	1,611,763	1,612	—	—	1,399,376	(642,282)
Common stock issued for acquisitions	7,579,641	7,580	—	—	60,151,916	—
Common stock issued through IPO	5,750,000	5,750	—	—	94,588,039	—
Exercise of options and warrants to purchase common stock	973,421	973	—	—	343,373	—
Issuance of warrants to purchase common stock	—	—	—	—	1,915,766	—
Conversion of preferred into common stock	8,016,412	8,016	—	—	39,020,526	—
Deferred Compensation related to stock options and restricted stock	—	—	—	—	2,724,672	(2,724,672)
Amortization of deferred compensation and other non-cash compensation charges	—	—	—	—	41,261	1,334,576
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	—
Net Loss	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—

Balance at December 31, 2000	23,931,237	23,931			200,184,929	(2,032,378)
Exercise of options to purchase common stock	330,944	331	—	—	424,125	—
Amortization of deferred compensation	—	—	—	—	—	1,074,277
Stock option forfeitures	—	—	—	—	(75,137)	75,137
Repurchase of company stock	—	—	(35,000)	(119,250)	—	—
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	—
Unrealized gain (loss) on investments	—	—	—	—	—	—
Net loss	—	—	—	—	—	—
Comprehensive loss	—	—	—	—	—	—

Balance at December 31, 2001	24,262,181	$24,262	(35,000)	$(119,250)	$200,533,917	$(882,964)

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated
	Notes Receivable	Other		Total
	from	Comprehensive	Accumulated	Stockholders’
	Stockholder	Income (loss)	Deficit	Equity (deficit)

Balance at December 31, 1998	$(172,000)	—	$(16,362,065)	$(16,298,260)
Exercise of options to purchase common stock	—	—	—	5,433
Issuance of stock in exchange for a promissory note	(68,000)	—	—	—
Issuance of warrants to purchase preferred stock	—	—	—	138,080
Deferred compensation related to stock options and restricted stock	—	—	—	—
Amortization of deferred compensation	—	—	—	311,388
Comprehensive Loss	—	(55,488)	—	(55,488)
Foreign Currency translation adjustment
Net Loss	—	—	(3,370,364)	(3,370,346)

Comprehensive Loss	—	—	—	(3,425,812)

Balance at December 31, 1999	(240,000)	(55,448)	(19,732,429)	(19,269,171)
Common stock issued for acquisitions	—	—	—	60,159,496
Common stock issued through IPO	—	—	—	94,593,789
Exercise of options and warrants to purchase common stock	—	—	—	344,346
Issuance of warrants to purchase common stock	—	—	—	1,915,766
Conversion of preferred into common stock	—	—	—	39,028,542
Deferred Compensation related to stock options and restricted stock	—	—	—	—
Amortization of deferred compensation and other non-cash compensation charges	—	—	—	1,375,837
Comprehensive loss:
Foreign currency translation adjustment	—	110,351	—	110,351
Net Loss	—	—	(11,696,739)	(11,696,739)

Comprehensive loss	—	—	—	(11,586,388)

Balance at December 31, 2000	(240,000)	54,903	(31,429,168)	166,562,217
Exercise of options to purchase common stock	—	—	—	424,456
Amortization of deferred compensation	—	—	—	1,074,277
Stock option forfeitures	—	—	—	—
Repurchase of company stock	—	—	—	(119,250)
Comprehensive loss:
Foreign currency translation adjustment	—	(207,657)	—	(207,657)
Unrealized gain (loss) on investments	—	455,741	—	455,741
Net loss	—	—	(11,148,230)	(11,148,230)

Comprehensive loss	—	—	—	(10,900,146)

Balance at December 31, 2001	$(240,000)	$302,987	$(42,577,398)	$157,041,554

See accompanying notes.

DISCOVERY PARTNERS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2001	2000	1999

Operating activities
Net loss	$(11,148,230)	$(11,696,739)	$(3,370,364)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	5,673,283	3,691,731	360,322
Amortization of goodwill	5,848,573	3,379,009	—
Amortization of deferred compensation	1,074,277	1,375,839	311,388
Minority interest in Structural Proteomics, Inc.	(260,502)	(104,950)	—
Loss on obsolete inventory	4,612,141	889,679	—
Non-cash interest expense for warrants issued	—	1,243,847	—
Write-off of in-process research and development	—	9,000,000	—
Change in operating assets and liabilities:
Accounts receivable	(379,835)	(4,804,972)	(444,341)
Inventories	(4,019,982)	(2,302,238)	(357,037)
Prepaid and other current assets	371,789	(1,373,796)	130,727
Accounts payable and accrued expenses	(2,505,568)	481,058	(567,171)
Deferred revenue	(953,898)	2,309,449	(774,987)
Deferred rent	20,717	22,677	(23,918)
Restricted cash and cash equivalents and other assets	138,648	1,252,200	(1,000,000)

Net cash provided by (used in) operating activities	(1,528,587)	3,359,794	(5,735,381)
Investing activities
Purchases of property and equipment	(3,763,784)	(4,067,670)	(1,112,191)
Deposits and other assets	1,035,744	(2,670,883)	(5,144,757)
Purchase of patents, license rights and other intangible assets	(2,126,778)	(143,673)	—
Additional cash consideration for acquisition of Discovery Technologies	(894,300)	(1,721,775)	—
Purchases of short-term investments	(25,894,015)	—	—
Purchase of Systems Integration Drug Discovery Company, Inc., net of cash acquired	(12,011,297)	—	—
Purchase of Xenometrix, Inc., net of cash acquired	(1,795,077)	—	—
Purchase of Axys Advanced Technologies, Inc.	—	(600,334)	—

Net cash used in investing activities	(45,449,507)	(9,204,335)	(5,894,322)
Financing activities
Proceeds from equipment lease and line of credit	969,257	1,484,859	—
Principal payments on capital leases, equipment notes payable, line of credit, and promissory notes	(797,006)	(2,974,674)	(205,980)
Net proceeds from issuance of preferred stock	—	5,004,801	—
Net proceeds from issuance of common stock	424,456	94,938,135	5,433
Purchase of treasury stock	(119,250)	—	—
Proceeds from convertible notes payable	—	2,000,000	4,000,000

Net cash provided by financing activities	477,457	100,453,121	3,799,453
Effect of exchange rate changes	(274,118)	197,017	—

Net increase (decrease) in cash and cash equivalents	(46,774,755)	94,805,597	(7,830,250)
Cash and cash equivalents at beginning of period	97,690,236	2,884,639	10,714,889

Cash and cash equivalents at end of period	$50,915,481	$97,690,236	$2,884,639

Supplemental disclosure of cash flow information
Interest paid	$166,354	$285,731	$60,004

Supplemental schedule of non-cash investing and financing activities
Fair value of assets acquired	$17,726,858	$—	$—
Cash paid for capital stock	(15,002,448)	—	—

Liabilities assumed	$2,724,410	$—	$—

Issuance of warrant to purchase preferred stock	$—	$1,105,767	$138,080

Deferred acquisition payment for Discovery Technologies	$—	$931,335	$1,721,775

See accompanying notes.

DISCOVERY PARTNERS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in $, except where noted)

1.     Organization and Basis of Presentation

     Organization and Business

      Discovery Partners International, Inc. (the “Company”) was incorporated in California on March 22, 1995, under the name IRORI. The Company develops and offers libraries of drug-like compounds, proprietary instruments, consumable supplies, drug discovery services, computational tools to generate compound libraries, and testing and screening services to optimize potential drugs. Additionally, the Company licenses proprietary gene profiling systems. In 1998, the Company changed its name to Discovery Partners International, Inc. In July 2000, the Company reincorporated in Delaware.

     Consolidation

      The consolidated financial statements include all the accounts of the Company and its wholly owned subsidiaries, IRORI Europe, Ltd., Discovery Partners International AG (DPI AG), ChemRx Advanced Technologies, Inc., Systems Integration Drug Discovery Company, Inc., Xenometrix, Inc. and its majority owned subsidiary, Structural Proteomics, Inc. All intercompany accounts and transactions have been eliminated.

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

     Reclassification

      Certain prior year balances have been reclassified to conform to the 2001 presentation.

     Cash Equivalents

      The Company considers all highly liquid investments with a remaining maturity of less than three months when purchased to be cash equivalents. At December 31, 2001 and 2000, the cost of cash equivalents was the same as the market value. Accordingly, there were no unrealized gains and losses. The Company evaluates the financial strength of institutions at which significant investments are made and believes the related credit risk is limited to an acceptable level.

     Investments

      The Company applies SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, to its investments. Under SFAS No. 115, the Company classifies its investments as “Available-for-Sale” and records such assets at estimated fair value in the balance sheet, with unrealized gains and losses, if any, reported in stockholders’ equity. The Company invests its excess cash balances in marketable debt securities, primarily government securities and corporate bonds and notes, with strong credit ratings. The Company limits the amount of investment exposure as to institutions, maturity and investment type. The cost of securities sold is determined based on the specific identification method.

DISCOVERY PARTNERS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2001 short-term investments consist of the following:

	December 31, 2001

			Unrealized
	Amortized Cost	Market Value	Gain/(Loss)

U.S. Government Securities	$7,081,932	$7,193,130	$111,198
Corporate Securities	18,812,083	19,156,626	344,543

Total	$25,894,015	$26,349,756	$455,741

      Investment maturities at December 31, 2001 are as follows:

Market Value

Within one year	$—
After one year through two years	26,349,756

Total	$26,349,756

     Long-Lived Assets

      In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of, if indicators of impairment exist, the Company assesses the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, the Company reduces the carrying value of the asset to fair value. While the Company’s current and historical operating and cash flow losses are indicators of impairment, the Company believes the future cash flows to be received from use of its long-lived assets will exceed the assets’ carrying value, and accordingly, the Company has not recognized any impairment losses through December 31, 2001.

     Fair Value of Financial Instruments

      Financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities, are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments.

     Inventories

      Inventories are recorded at the lower of weighted average cost (approximates first-in first-out) or market. Inventories consist of the following:

	December 31,

	2001	2000

Raw materials	$1,304,113	$1,646,779
Work-in process	848,664	297,178
Finished goods	17,441,612	13,179,138

	19,594,389	15,123,095
Less reserves	(11,419,634)	(6,826,295)

	$8,174,755	$8,296,800

DISCOVERY PARTNERS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Chemical compound libraries accounted for approximately $5.8 million and $6.1 million of the total net inventory value at December 31, 2001 and 2000, respectively. The Company’s inventory reserve policy for chemical compound libraries requires that 100% reserve be recorded for unsold inventory over a three-year period.

     Property and Equipment

      Property and equipment consists of the following:

	December 31,

	2001	2000

Furniture and equipment	$17,493,229	$12,501,966
Software	1,275,216	790,389
Leasehold improvements	5,543,479	4,446,021

	24,311,924	17,738,376
Less accumulated depreciation and amortization	(13,670,260)	(8,170,505)

	$10,641,664	$9,567,871

      Property and equipment, including equipment under capital leases and equipment notes payable, are stated at cost and depreciated over the estimated useful lives of the assets (three to seven years) or the term of the related lease, using the straight-line method. Amortization of assets acquired under capital leases is included in depreciation expense.

     Patents and License Rights

      The Company has purchased patents and license rights for the labeling of chemical libraries and related to products for sale and for use in Company sponsored research and development projects. The purchased patents and license rights are amortized ratably over a period of ten years.

     Other Assets

      Other assets consist of chemical compounds purchased by DPI AG for its screening services. The compounds are stated at cost and depreciated over the estimated useful lives of the assets (three to five years) using the straight-line method.

     Revenue Recognition

      Product sales, which include the sale of combinatorial chemistry instruments and proprietary libraries, are recorded when title transfers, generally as products are shipped. Development contract revenues and high-throughput screening service revenues are recognized on a percentage of completion basis. Advances received under these development contracts and high-throughput screening service agreements are recorded as deferred revenue and recognized as costs are incurred over the term of the contract. Revenue from chemistry service agreements is recognized on a monthly basis and is based upon the number of full time equivalent (FTE) employees that actually worked on each agreement and the agreed-upon rate per FTE per month.

      The Company does not have a history of significant returns of its products nor does it allow its customers the right to return its products.

DISCOVERY PARTNERS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Research and Development Costs

      Costs incurred in connection with research and development are charged to operations as incurred.

     Stock-Based Compensation

      As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for common stock options granted to employees and founders and directors using the intrinsic value method and, thus, recognizes no compensation expense for such stock-based awards where the exercise prices are equal to or greater than the fair value of the Company’s common stock on the date of the grant. The Company has recorded deferred stock compensation related to certain stock options which were granted with exercise prices below estimated fair value (see Note 7), which is being amortized on an accelerated amortization methodology.

      Deferred compensation for options granted and restricted stock sold to consultants has been determined in accordance with SFAS No. 123 and EITF 96-18 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Deferred charges for options granted and restricted stock sold to consultants are periodically remeasured until the underlying options vest.

     Comprehensive Loss

      SFAS No. 130, Reporting Comprehensive Income, requires the Company to report in the consolidated financial statements, in addition to net income, comprehensive income (loss) and its components including foreign currency items and unrealized gains and losses on certain investments in debt and equity securities. For the three years in the period ended December 31, 2001, the Company has disclosed comprehensive loss in its consolidated statements of stockholders’ equity.

     Net Loss Per Share

      Basic and diluted net loss per common share are presented in conformity with SFAS No. 128, Earnings per Share. In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. The Company has also excluded the as converted or as exercised effects of convertible preferred stock, outstanding stock options and warrants from the calculation of diluted net loss per common share because all such securities are anti-dilutive for all applicable periods presented. The weighted average number of shares excluded from the calculation of diluted net loss per share for outstanding convertible preferred stock were 4,374,471 in 2000 and 6,603,780 in 1999. The total number of shares issuable upon exercise of stock options and warrants excluded from the calculations of diluted net loss per share for options and warrants were 609,632, 1,292,362 and 383,396 in 2001, 2000 and 1999, respectively. Had the effect of such securities been dilutive, they would have been included in the computation of diluted net loss per share using the treasury stock method.

     Segment Reporting

      The Company has determined that it operates in only one segment.

     Concentration of Credit Risk

      Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. The Company believes it has reduced its exposure to credit loss to an acceptably low level by placing its cash, cash equivalents and investments with financial institutions which are believed to be of high credit quality and by limiting its exposure to any single investment.

DISCOVERY PARTNERS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Recently Issued Accounting Standards

      SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was effective January 1, 2001. This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments imbedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement also requires that changes in the derivative’s fair value be recognized in earnings unless specific hedge accounting criteria are met. The adoption of SFAS No. 133 did not have an effect on the financial statements because the Company does not engage in derivative or hedging activities.

      In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (SFAS 141 and SFAS 142), Business Combinations and Goodwill and Other Intangible Assets. SFAS 141 replaces prior accounting standards and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment write-off approach. Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS 141 and SFAS 142 are effective for all business combinations completed after June 30, 2001. Additionally, effective January 1, 2002 amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for separate recognition under SFAS 141 will be reclassified to goodwill. The Company will adopt SFAS 142 as of January 1, 2002. Accordingly, the Company will cease the amortization of goodwill and certain other intangibles, which has been included in operating expenses and cost of goods sold, resulting from acquisitions prior to July 1, 2001, which the Company estimates will reduce annual amortization expense by approximately $6.4 million. The Company has not yet determined whether the adoption of the impairment provisions of SFAS 142 will have any effect on the Company’s consolidated statement of financial position or results of operations in 2002.

      In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. Adoption of SFAS No. 144, effective January 1, 2002, is not expected to have a significant impact on the financial condition or results of operations.

Foreign Currency Translation

      The financial statements of IRORI Europe, Ltd. are measured using the U.S. dollar as the functional currency. Effective December 2001, the operations of IRORI Europe, Ltd. were consolidated into DPI AG. The financial statements of DPI AG are measured using the local currency as the functional currency. Foreign currency denominated assets and liabilities of the Company are translated at the rates of exchange at the balance sheet date, while income and expense items are translated at the average rate of exchange during the reporting period. The resulting foreign currency gains (losses) for IRORI Europe, Ltd. are included in the consolidated statement of operations. The resulting translation adjustments for DPI AG are unrealized and included as a separate component of other comprehensive income (loss). Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of these transactions.

DISCOVERY PARTNERS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Acquisitions

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

$12,522,464

      The pro forma results of operations for the twelve months ended December 31, 2001 and 2000 as if the acquisition of SIDDCO had occurred on January 1, 2000 are not materially different than the reported net loss.

Xenometrix

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

$2,479,984

DISCOVERY PARTNERS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The patents and license rights will be amortized over 10 years from the date of acquisition. The pro forma results of operations for the twelve months ended December 31, 2001 and 2000 as if the acquisition of Xenometrix had occurred on January 1, 2000 are not materially different than the reported net loss.

Axys Advanced Technologies, Inc.

      On April 28, 2000, the Company acquired Axys Advanced Technologies, Inc. (“AAT”), a wholly owned subsidiary of Celera Genomics Corporation. The acquisition was accounted for as a purchase in accordance with the provisions of APB No. 16.

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

$60,714,928

      The below market lease intangible asset is being amortized on a straight-line basis over four years from the date of acquisition.

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

DISCOVERY PARTNERS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      This pro forma information is not necessarily indicative of the actual results that would have been achieved had AAT been acquired the first day of the Company’s fiscal year ended December 31, 1999, nor is it necessarily indicative of future results. The above pro forma condensed consolidated information does not include the $9.0 million ($0.68 per share) write-off of in-process research and development that occurred in the Company’s accounting for its acquisition of AAT in 2000.

4.     Debt

     Equipment Notes Payable and Capital Leases

      At December 31, 2001, obligations under equipment notes totaled $1,820,427 (see Note 5) and were payable in monthly installments through the year 2004 with a weighted-average interest rate of 9.04% and were secured by assets of the Company.

5.     Commitments

     Leases

      The Company leases certain buildings and equipment under operating and capital leases, which expire at varying dates through January 2008. Rent expense was $1,909,075, $908,036 and $648,788 for the years ended December 31, 2001, 2000 and 1999, respectively.

      Annual future minimum lease obligations under the Company’s operating and capital leases as of December 31, 2001 are as follows:

		Equipment
		Notes
	Operating	Payable and
	Leases	Capital Leases

2002	$2,259,325	$868,658
2003	2,053,670	813,510
2004	1,362,549	290,135
2005	1,090,177	4,787
2006	849,653	—
Thereafter	719,509	—

Total minimum lease payments	$8,334,883	1,977,090

Less amount representing interest		(156,663)

Total present value of minimum payments		1,820,427
Less current portion		(738,170)

Non-current portion		$1,082,257

      At December 31, 2001, cost and accumulated amortization of property and equipment under capital leases was $3,427,221 and $1,074,500, respectively. At December 31, 2000, cost and accumulated amortization of property and equipment under capital leases was $2,472,228 and $523,050, respectively.

     Restricted Cash

      The Company has restricted cash of $861,000 and $1,000,000 as of December 31, 2001 and 2000, respectively collateralizing obligations under lease and line of credit agreements.

DISCOVERY PARTNERS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

7.     Shareholders’ Equity

     Common Stock

      On July 27, 2000, the Company sold 5,000,000 shares of common stock at $18.00 per share through an Initial Public Offering. On August 27, 2000, the underwriters exercised their option to acquire an additional 750,000 shares, also at $18.00 per share.

      On October 4, 2001, the Company’s Board of Directors authorized a Stock Repurchase Plan, whereby the Company was authorized to repurchase up to 2,000,000 shares of the Company’s common stock at no more than $3.50 per share. In October 2001, the Company purchased 35,000 shares of its common stock for a total of $119,250 pursuant to its Stock Repurchase Plan.

     Stock Options

      In November 1995, the Company adopted the 1995 Stock Option/ Stock Issuance Plan, under which 2,350,000 shares of common stock were reserved for issuance of stock and stock options granted by the Company. In July 2000, the Company adopted the 2000 Stock Incentive Plan (the “Plan”) as the successor plan to the 1995 Stock Option/ Stock Issuance Plan. 3,300,000 shares of common stock were reserved under the Plan, including shares rolled over from its 1995 Plan. The Plan provides for the grant of incentive and nonstatutory options. The exercise price of incentive stock options must equal at least the fair value on the date of grant, and the exercise price of nonstatutory stock options may be no less than 85% of the fair value on the date of grant. The options generally vest over a four-year period and all expire ten years after the date of grant.

      A summary of the Company’s stock option activity and related information is as follows:

	Years Ended December 31,

	2001		2000		1999

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of period	2,086,842	$5.44	934,510	$0.71	980,075	$0.49
Granted	1,709,821	6.15	1,602,755	7.03	191,500	1.50
Exercised	(329,694)	1.17	(359,362)	0.96	(190,790)	0.38
Forfeited	(680,156)	1.53	(91,061)	2.59	(46,275)	0.75

Outstanding at end of period	2,786,813	$5.91	2,086,842	$5.44	934,510	$0.71

Exercisable	767,234	$4.33	574,933	$1.65	418,469	$0.53

DISCOVERY PARTNERS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Following is a further breakdown of the options outstanding as of December 31, 2001:

					Weighted
		Weighted			Average
		Average	Weighted		Exercise Price
	Options	Remaining Life	Average	Options	of Options
Range of Exercise Prices	Outstanding	in Years	Exercise Price	Exercisable	Exercisable

$ 0.20 - 1.50	369,898	6.4	$0.99	303,290	$0.91
$ 2.50 - 6.56	1,620,852	9.0	$4.34	306,342	$3.48
$ 6.75 - 12.00	616,818	8.6	$9.02	105,569	$8.79
$14.11 - 25.00	179,245	8.7	$19.54	52,033	$20.11

	2,786,813			767,234

      Exercise prices for options outstanding as of December 31, 2001 ranged from $0.20 to $25.00. The weighted-average remaining contractual life of those options is approximately nine years. The weighted-average fair value of the options granted in 2001, 2000 and 1999 is $5.34, $5.62 and $0.39 per share, respectively.

      At December 31, 2001, options for 557,462 shares were available for future grant.

      Pro forma information regarding net income or loss is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions in 2001, 2000 and 1999: risk-free interest rate of 5.0%; dividend yield of 0%; and a weighted-average life of five years. The Company used a volatility factor of 70%, 70%, and 0% during the years ended December 31, 2001, 2000 and 1999, respectively.

      For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company’s adjusted pro forma information is as follows:

	Years Ended December 31,

	2001	2000	1999

Adjusted pro forma net loss	$(12,713,207)	$(13,301,547)	$(3,435,570)
Adjusted pro forma net loss per share	$(.53)	$(1.01)	$(3.05)

      The pro forma effect on net loss for 2001, 2000 and 1999 is not likely to be representative of the pro forma effects on reported net income or loss in future years because these amounts reflect less than four years of vesting.

     Employee Stock Purchase Plan

      In June 2000, the board of directors and stockholders adopted the Employee Stock Purchase Plan (the “Purchase Plan”). A total of 608,969 shares of the Company’s common stock have been reserved for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during defined offering periods. The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. In addition, the Purchase Plan provides for annual increases of shares available for issuance under the Purchase Plan beginning with fiscal 2001. Employee participation in the Purchase Plan has not yet commenced.

DISCOVERY PARTNERS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Deferred Stock Compensation

      In conjunction with the Company’s initial public offering completed in July 2000, the Company recorded deferred stock compensation totaling approximately $2.7 million and $1.0 million during the years ended December 31, 2000 and 1999, respectively, representing the difference at the date of grant between the exercise or purchase price and estimated fair value of the Company’s common stock as estimated by the Company’s management for financial reporting purposes in accordance with APB No. 25. Deferred compensation is included as a reduction of stockholders’ equity and is being amortized to expense on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation No. 28 over the vesting period of the options and restricted stock. During the years ended December 31, 2001, 2000 and 1999, the Company recorded amortization of stock-based compensation expense of approximately $1.1 million, $1.4 million and $0.3 million, respectively.

     Warrants

      In years prior to 1999, the Company issued warrants to purchase a total of 468,522 shares of common and preferred stock in connection with convertible bridge notes issued to investors and obligations under capital leases. The warrants had exercise prices ranging from $.01 to $2.00 per share. The Company determined the relative fair value of the warrants at issuance was not material; accordingly, no value has been assigned to the warrants.

      In connection with the issuance of notes payable in December 1999 and March 2000, the Company issued warrants to investors to purchase a total of 234,738 shares of redeemable convertible preferred stock at a purchase price of $5.00 per share. The estimated fair value of the warrants of $1.2 million was based on the Black Scholes valuation model and was recorded as interest expense in 2000.

      In connection with the acquisition of AAT, the Company issued warrants exercisable through May 5, 2005 to purchase a total of 200,000 shares of common stock at a purchase price of $8.00 per share (See Note 3). None of these warrants have been exercised through December 31, 2001.

      As of December 31, 2001, 703,260 warrants have been exercised.

     Common Shares Reserved For Future Issuance

      At December 31, 2001 common shares reserved for future issuance consist of the following:

Stock options	3,344,275
Employee Stock purchase plan	608,969
Warrants	200,000

4,153,244

8.     Income Taxes

      At December 31, 2001, the Company had federal and California income tax net operating loss carryforwards of approximately $17,700,000 and $13,300,000, respectively. The difference between the federal and California net tax operating loss carryforwards is primarily attributable to the capitalization of research and development expenses and the 55% limitation on the carryover of net operating losses for California income tax purposes.

      The federal and California tax loss carryforwards will begin to expire in 2010 and 2005, respectively, unless previously utilized. The Company also has federal and California research tax credit carryforwards of

DISCOVERY PARTNERS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $1,900,000 and $1,250,000, respectively, which will begin to expire in 2011 unless previously utilized.

      Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company’s net operating loss and credit carryforwards may be limited if cumulative changes in ownership of more than 50% occur during any three year period.

      Significant components of the Company’s deferred tax assets are shown below. A valuation allowance of $17,314,000 has been recognized to offset the deferred tax assets as realization of such assets is uncertain.

	December 31,

	2001	2000

Deferred tax assets:
Net operating loss carryforwards	$6,973,000	$6,680,000
Research and development credits	2,724,000	1,775,000
Capitalized research and development expenses	1,798,000	2,732,000
Intangible assets	4,468,000	—
Inventory reserves	1,919,000	—
Other, net	742,000	848,000

Total deferred tax assets	18,624,000	12,035,000
Valuation allowance for deferred tax assets	(17,314,000)	(12,035,000)

Net deferred tax assets	1,310,000	—
Deferred tax liabilities:
Acquisitions	(1,310,000)	—

Net deferred tax assets	$—	$—

9.     Retirement Plan

      In 1996, the Company established a 401(k) plan covering substantially all domestic employees. The Company pays all administrative fees of the plan. The plan contains provisions allowing for the Company to declare a discretionary match. In 2001, the Company declared a matching contribution equal to 50% of the first 6% deferred by the employee up to a maximum of $2,000. Accordingly, there was an accrual of $225,000 as of December 31, 2001 which was paid in January 2002. There were no matching contributions declared by the Company for the years ended December 31, 2000 and 1999.

10.     Significant Customers, Suppliers and Foreign Operations

      Most of the Company’s operations and long-lived assets are based in the United States. DPI AG, located near Basel, Switzerland, had long-lived assets totaling $3,842,795 and $3,098,373 at December 31, 2001 and 2000, respectively.

      The geographic breakdown of our revenues for the years ended December 31, 2001, 2000 and 1999 are as follows:

	2001	2000	1999

United States	72%	66%	74%
Foreign countries	28%	34%	26%

	100%	100%	100%

DISCOVERY PARTNERS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Major customers are defined as those responsible for 10% or more of revenues and have historically included collaborative partners and pharmaceutical and biotechnology companies. There were no customers that constituted 10% or more of 2001 revenues. The percentages of net sales made to major customers for the years ended December 31, 2000 and 1999 were as follows:

	Years Ended
	December 31,

	2000	1999

Japan Tobacco	14%	—
Aventis	12%	22%
Warner-Lambert	10%	—
Bristol-Myers Squibb	7%	20%

      The Company depends on sole source suppliers for the mesh component of its reactors, the RF tags used in its commercial products and the two dimensional bar code tags used in its NanoKan reactors.

11.     Quarterly Financial Data (Unaudited)

      The following financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. Summarized quarterly data for fiscal 2001 and 2000 are as follows (in thousands, except per share data):

	2001 Quarter Ended

	Mar 31	Jun 30	Sep 30	Dec 31

Revenues	$9,524	$11,051	$9,640	$10,919
Cost of revenues	4,464	5,495	4,972	5,529
Provision for obsolete inventory	—	—	4,397	—

Gross margin	$5,060	$5,556	$271	$5,390

Loss from operations	$(3,454)	$(1,817)	$(7,197)	$(2,178)

Net loss	$(2,201)	$(888)	$(6,422)	$(1,637)

Net loss per share, basic and diluted(1)	$(0.09)	$(0.04)	$(0.27)	$(0.07)

	2000 Quarter Ended

	Mar 31	Jun 30	Sep 30	Dec 31

Revenues	$5,173	$9,528	$10,159	$11,403
Cost of revenues	3,053	4,724	5,034	5,531

Gross margin	$2,120	$4,804	$5,125	$5,872

Loss from operations	$(437)	$(9,435)	$(1,582)	$(1,727)

Net loss	$(1,630)	$(9,315)	$(631)	$(121)

Net loss per share, basic and diluted(1)	$(1.23)	$(1.03)	$(0.03)	$(0.01)

(1)	Net loss per share is calculated independently for each of the quarters presented. Therefore, the sum of the quarterly net loss per share will not necessarily equal the total for the year.