Form 10-Q
period 2002-03-31
DISCOVERY PARTNERS INTERNATIONAL INC
filed 2002-05-13
CIK 1113148

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

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

Yes [X] No [   ]

As of May 6, 2002 a total of 24,346,275 shares of the Registrant’s Common Stock, $0.001 par value, were issued and outstanding.

DISCOVERY PARTNERS INTERNATIONAL, INC.
FORM 10-Q

DISCOVERY PARTNERS INTERNATIONAL, INC.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Discovery Partners International, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2002	December 31, 2001

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48,734,235	$50,915,481
Short-term investments	28,675,922	26,349,756
Accounts receivable	9,140,155	10,143,648
Inventories	8,444,538	8,174,755
Prepaid and other current assets	1,538,392	1,401,914

Total current assets	96,533,242	96,985,554
Restricted cash	856,755	861,352
Property and equipment, net	10,686,936	10,641,664
Goodwill, net	50,918,089	50,918,089
Patent, license rights and other intangible assets, net	6,168,109	6,400,268
Other assets, net	1,158,984	1,215,184

Total assets	$166,322,115	$167,022,111

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,569,323	$3,816,132
Current portion of obligations under capital leases, equipment notes payable, line of credit and promissory notes	1,818,566	738,170
Deferred revenue	3,519,690	3,880,817

Total current liabilities	8,907,579	8,435,119
Obligations under capital leases, equipment notes payable, and promissory notes, less current portion	664,810	1,082,257
Deferred rent	99,095	95,300
Minority interest in Structural Proteomics	296,419	367,881
Stockholders’ equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2002 and December 31, 2001	—	—
Common stock, $.001 par value, 99,000,000 shares authorized, 24,340,556 and 24,262,181 issued and outstanding at March 31, 2002 and December 31, 2001, respectively	24,340	24,262
Treasury stock, at cost, 35,000 shares	(119,250)	(119,250)
Additional paid-in capital	200,647,144	200,533,917
Deferred compensation	(685,326)	(882,964)
Note receivable from stockholder	(240,000)	(240,000)
Accumulated other comprehensive income	68,330	302,987
Accumulated deficit	(43,341,026)	(42,577,398)

Total stockholders’ equity	156,354,212	157,041,554

Total liabilities and stockholders’ equity	$166,322,115	$167,022,111

See accompanying notes.

Discovery Partners International, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended

	March 31, 2002	March 31, 2001

Revenues	$10,020,372	$9,523,951
Cost of revenues (exclusive of $2,860 and $4,481 for the three months ended March 31, 2002 and 2001, respectively, of stock-based compensation)	5,921,103	4,464,278

Gross margin	4,099,269	5,059,673

Operating expenses:
Research and development (exclusive of $80,869 and $136,751 for the three months ended March 31, 2002 and 2001, respectively, of stock-based compensation)	1,941,766	3,892,830
Selling, general and administrative (exclusive of $113,909 and $183,156 for the three months ended March 31, 2002 and 2001, respectively, of stock-based compensation)	3,268,442	2,797,460
Amortization of stock-based compensation	197,638	324,388
Amortization of goodwill	—	1,499,567

Total operating expenses	5,407,846	8,514,245

Loss from operations	(1,308,577)	(3,454,572)
Interest income, net	484,892	1,155,474
Foreign currency gains (losses)	(11,405)	35,864
Minority interest in Structural Proteomics, Inc.	71,462	61,987

Net loss	$(763,628)	$(2,201,247)

Net loss per share, basic and diluted	$(0.03)	$(0.09)

Weighted average shares outstanding, basic and diluted	24,280,309	23,774,548

See accompanying notes.

Discovery Partners International, Inc.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months ended

	March 31, 2002	March 31, 2001

OPERATING ACTIVITIES
Net loss	$(763,628)	$(2,201,247)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	1,232,979	1,220,748
Amortization of goodwill	—	1,499,567
Amortization of deferred compensation	197,638	324,388
Minority interest in Structural Proteomics, Inc.	(71,462)	(61,987)
Change in operating assets and liabilities:
Accounts receivable	1,160,772	2,682,040
Inventories	(259,706)	(1,193,703)
Prepaid and other current assets	(138,112)	(22,255)
Accounts payable and accrued expenses	(231,081)	(973,904)
Deferred revenue	(580,482)	(2,282,763)
Deferred rent	3,795	12,102
Restricted cash	—	200,000

Net cash provided by (used in) operating activities	550,713	(797,014)
INVESTING ACTIVITIES
Purchases of property and equipment	(1,085,020)	(997,098)
Other assets	45,845	287,425
Purchase of patents, license rights and other intangible assets	(19,260)	(2,028,970)
Additional cash consideration for acquisition of Discovery Technologies Ltd.	—	(894,300)
Purchases of short-term investments	(2,326,166)	—
Purchase of Systems Integration Drug Discovery Company, Inc., net of cash acquired	—	(12,011,297)

Net cash used in investing activities	(3,384,601)	(15,644,240)
FINANCING ACTIVITIES
Proceeds from borrowings (principal payments) on capital leases, equipment notes payable, line of credit and promissory notes	687,472	(110,278)
Issuance of common stock, net of purchases	113,305	86,617
Net cash provided by (used in) financing activities	800,777	(23,661)
Effect of exchange rate changes	(148,135)	(402,706)

Net decrease in cash and cash equivalents	(2,181,246)	(16,867,621)
Cash and cash equivalents at beginning of period	50,915,481	97,690,236

Cash and cash equivalents at end of period	$48,734,235	$80,822,615

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$43,747	$29,605

See accompanying notes.

DISCOVERY PARTNERS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
MARCH 31, 2002

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The condensed consolidated balance sheet as of March 31, 2002, condensed consolidated statements of operations for the three months ended March 31, 2002 and 2001, and the condensed consolidated statements of cash flows for the three months ended March 31, 2002 and 2001 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2002 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2001 included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

     The consolidated financial statements include all the accounts of the Company and its wholly owned subsidiaries, IRORI Europe, Ltd., Discovery Partners International AG (DPI AG), ChemRx Advanced Technologies, Inc., Systems Integration Drug Discovery Company, Inc. and Xenometrix, Inc. and its majority owned subsidiary, Structural Proteomics, Inc. All intercompany accounts and transactions have been eliminated.

     Certain prior period balances have been reclassified to conform to the current period presentation.

2. Net Loss Per Share

     Basic and diluted net loss per common share are presented in conformity with SFAS No. 128, Earnings per Share. In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. The Company has also excluded the as exercised effects of, outstanding stock options and warrants from the calculation of diluted net loss per common share because all such securities are anti-dilutive for all applicable periods presented.

3. Comprehensive Loss

     SFAS No. 130, Reporting Comprehensive Income, requires the Company to report, in addition to net loss, comprehensive income (loss) and its components. A summary follows:

Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three months ended

	March 31, 2002	March 31, 2001

Comprehensive loss:
Foreign currency translation adjustment	$63,706	$(402,706)
Unrealized gain (loss) on investments	(177,664)	—
Net loss	(763,628)	(2,201,247)

Comprehensive loss	$(877,586)	$(2,603,953)

DISCOVERY PARTNERS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
MARCH 31, 2002

4. Inventory

     Inventories are recorded at the lower of weighted average cost or market. Inventories consist of the following:

	March 31, 2002	December 31, 2001 (Audited)

Raw materials	$1,315,735	$1,304,113
Work-in-process	1,756,801	848,664
Finished goods	17,234,347	17,441,612

	20,306,883	19,594,389
Less reserves	(11,862,345)	(11,419,634)

	$8,444,538	$8,174,755

     Chemical compound libraries accounted for approximately $5.2 million and $5.8 million of the total net inventory value at March 31, 2002 and December 31, 2001, respectively. The Company’s inventory reserve policy for chemical compound libraries requires that a 100% reserve be recorded for unsold inventory after a three-year period.

5. Deferred Stock Compensation

     In conjunction with the Company’s initial public offering completed in July 2000, the Company recorded deferred stock compensation totaling approximately $2.7 million and $1.0 million during the years ended December 31, 2000 and 1999, respectively, representing the difference at the date of grant between the exercise or purchase price and estimated fair value of the Company’s common stock as estimated by the Company’s management for financial reporting purposes in accordance with APB No. 25 and its related interpretation. Deferred compensation is included as a reduction of stockholders’ equity and is being amortized to expense on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation No. 28 over the vesting period of the options and restricted stock. During the three months ended March 31, 2002 and 2001, the Company recorded amortization of stock-based compensation expense of approximately $198,000 and $324,000, respectively.

6. Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (SFAS 141 and SFAS 142), Business Combinations and Goodwill and Other Intangible Assets. SFAS 141 replaces prior accounting standards and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment write-off approach. Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS 141 and SFAS 142 are effective for all business combinations completed after June 30, 2001. Additionally, effective January 1, 2002 amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 ceased, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for separate recognition under SFAS 141 have been reclassified to goodwill. The Company adopted SFAS 142 as of January 1, 2002. Accordingly, the Company ceased the amortization of goodwill and certain other intangibles resulting from acquisitions prior to July 1, 2001. The Company has not yet determined whether the adoption of the impairment provisions of SFAS 142 will have any effect on the Company’s consolidated statement of financial position or results of operations in 2002.

     The following pro forma information reconciles the net loss and loss per share reported for the three months ended March 31, 2001 to adjusted net loss and loss per share which reflects the adoption of FAS 142 and compares the adjusted information to the current year results:

DISCOVERY PARTNERS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
MARCH 31, 2002

	Three months ended
	March 31

	2002	2001

		(Pro Forma)
Reported net loss	$(763,628)	$(2,201,247)
Add back goodwill and other intangible asset amortization	—	1,600,089

Adjusted net loss	$(763,628)	$(601,158)

Basic and diluted loss per share:
Reported net loss	$(0.03)	$(0.09)
Goodwill and other intangible asset amortization	—	0.06

Adjusted net loss per share	$(0.03)	$(0.03)

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. Adoption of SFAS No. 144, effective January 1, 2002, did not have a significant impact on the financial condition or results of operations.

DISCOVERY PARTNERS INTERNATIONAL, INC.

PART I
FINANCIAL INFORMATION (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     THIS FORM 10-Q CONTAINS CERTAIN STATEMENTS THAT ARE NOT STRICTLY HISTORICAL AND ARE “FORWARD-LOOKING” STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND INVOLVE A HIGH DEGREE OF RISK AND UNCERTAINTY. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS DUE TO RISKS AND UNCERTAINTIES THAT EXIST IN OUR OPERATIONS, DEVELOPMENT EFFORTS AND BUSINESS ENVIRONMENT, INCLUDING THOSE DESCRIBED BELOW UNDER THE HEADING “RISKS AND UNCERTAINTIES” AND THOSE DESCRIBED IN OUR FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001 AND OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

     Long-lived assets. We periodically assess the recoverability of our long-lived assets by determining whether the carrying value of such assets exceeds its fair value. If impairment is indicated, we reduce the carrying value of the asset to fair value. While our current and historical operating and cash flow losses are potential indicators of impairment, we believe the future cash flows to be received from the long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses through March 31, 2002.

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

Results of Operations For The Three Months Ended March 31, 2002 and 2001

     Revenue. Total revenues increased 5% from the three months ended March 31, 2001 to the three months ended March 31, 2002. The revenue growth was primarily due to the acquisition of Xenometrix in May 2001.

     Gross margin. Gross margin as a percentage of revenues decreased from 53% for the three months ended March 31, 2001 to 41% for the three months ended March 31, 2002. The reduction in gross margin for the first quarter 2002 reflects previously anticipated changes in the product and services mix, which resulted in a redeployment of company funded research and development efforts to direct revenue generating activities. We expect our gross margins as a percentage of revenue to continue to decline throughout the remainder of the year.

     Research and development expenses. Research and development expenses consist primarily of salaries and benefits, supplies and expensed development materials, and facilities costs and equipment depreciation. Research and development expenses decreased 50% ($2.0 million) from the three months ended March 31, 2001 to the three months ended March 31, 2002. Research and development expenses decreased primarily due to the redeployment of company funded research and development efforts to direct revenue generating activities. We expect research and development expenses to continue to decline through the remainder of the year.

     Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries and benefits for sales and marketing and administrative personnel, advertising and promotional expenses, professional services, and facilities costs. Selling, general and administrative expenses increased 17% ($471,000) from the three months ended March 31, 2001 to the three months ended March 31, 2002, due to additional personnel hired during 2001.

     Stock-based compensation. During 1999 and 2000, we granted stock options with exercise prices that were less than the estimated fair value of the underlying shares of common stock on the date of grant. As a result, we have recorded deferred stock-based compensation to be amortized over the period that these options vest. The deferred stock-based compensation expense for the three months ended March 31, 2002 was approximately $198,000, compared to approximately $324,000 for the three months ended March 31, 2001.

     Amortization of goodwill. We recognized no goodwill amortization expense for the three months ended March 31, 2002 compared to approximately $1.5 million in goodwill amortization expense recognized during the three months ended March 31, 2001. This decrease is due to the adoption of SFAS 142, Goodwill and Other Intangible Assets, effective January 1, 2002. SFAS 142 required that we cease the amortization of goodwill and certain other intangibles resulting from acquisitions prior to July 1, 2001.

     Interest income. We realized net interest income of approximately $500,000 for the three months ended March 31, 2002, as compared to net interest income of approximately $1.2 million for the three months ended March 31, 2001. This decrease is due to a decline in U.S. interest rates and a decrease in the average cash balance from the first quarter 2001 to the first quarter 2002.

Liquidity and Capital Resources

     Since inception of the Company, we have funded our operations principally with $39.0 million of private equity financings and $94.7 million of net proceeds from our initial public offering in July/August 2000.

     At March 31, 2002, cash and cash equivalents and short-term investments totaled approximately $77.4 million, compared to $77.3 million at December 31, 2001.

     We currently anticipate investing between $4.0 million and $5.0 million through December 31, 2002 for leasehold improvements and capital equipment necessary to support future revenue growth. Our actual future capital requirements will depend on a number of factors, including our success in increasing sales of both existing and new products and services, expenses associated with any unforeseen litigation, regulatory changes, competition and technological developments, and potential future merger and acquisition activity.

     In April 2002, we paid $2 million in license fees as required under our exclusive license agreement with Abbott Laboratories. No other such license fees are payable for the remainder of 2002.

RISKS AND UNCERTAINTIES

     In addition to the other information contained herein, you should carefully consider the following risk factors in evaluating our company.

Risks Related To Our Business

We have acquired several businesses and face risks associated with integrating these businesses and potential future acquisitions.

     We completed the acquisitions of Systems Integration Drug Discovery Company, Inc. (SIDDCO) and Xenometrix last year and are in the process of integrating these businesses. We plan to continue to review potential acquisition candidates in the ordinary course of our business, and our strategy includes building our business through acquisitions. Acquisitions involve numerous risks, including, among others, difficulties and expenses incurred in the consummation of acquisitions and assimilation of the operations, personnel and services or products of the acquired companies, difficulties of operating new businesses, the diversion of management’s attention from other business concerns and the potential loss of key employees of the acquired company. For example, distance and cultural differences may make it difficult for us to successfully assimilate the operations of our assay development and high throughput screening operations (Discovery Partners International AG) located in Switzerland with our medicinal chemistry operations located in San Diego. In addition, acquired businesses may have management structures incompatible with our own and may experience difficulties in maintaining their existing levels of business after joining us. If we do not successfully integrate and grow the five businesses we have acquired or any businesses we may acquire in the future, our business will suffer. Additionally, acquisition candidates may not be available in the future or may not be available on terms and conditions acceptable to us. Acquisitions of foreign companies also may involve additional risks of assimilating different business practices, overcoming language and cultural barriers and foreign currency translation. We currently have no agreements or commitments with respect to any acquisition, and we may never successfully complete any additional acquisitions.

We may not achieve or sustain profitability in the future.

     We have incurred operating and net losses since our inception. As of March 31, 2002, we had an accumulated deficit of $43.3 million. For the years ended December 31, 1999, 2000 and 2001 we had net losses of $3.4 million, $11.7 million and $11.1 million, respectively. We may also in the future incur operating and net losses and negative cash flow from operations, due in part to acquisitions of businesses and technologies and expansion of our sales and marketing capabilities. We may not be able to achieve or maintain profitability. Moreover, if we do achieve profitability, the level of any profitability cannot be predicted and may vary significantly from quarter to quarter.

If our products and services do not become widely used in the pharmaceutical and biotechnology industries, it is unlikely that we will succeed.

     We have a limited history of offering our products and services, including our collections of chemical compounds, informatics tools, biology services, micro Arrayed Compound Screening, toxicology services and NanoKan Systems. It is uncertain whether our current customers will continue to use these products and services or whether new customers will use these products and services. In order to be successful, our products and services must meet the requirements of the pharmaceutical and biotechnology industries, and we must convince potential customers to use our products and services instead of competing technologies and offerings. Moreover, we cannot thrive unless we can achieve economies of scale on our various offerings. Market acceptance will depend on many factors, including our ability to:

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

     Growth in our operations has placed and, if we grow in the future, will continue to place a significant strain on our operational, human and financial resources. In the past two and one half years we have acquired five new businesses, and we intend to continue to grow our business internally and by acquisition. As and if we expand our operations we will not necessarily have in place infrastructure and personnel sufficient to accommodate the increased size of our business. Our ability to manage effectively any growth through acquisitions or any internal growth will depend, in large part, on our ability to hire, train and assimilate additional management, professional, scientific and technical personnel and our ability to expand, improve and effectively use our operating, management, marketing and financial systems to accommodate our expanded operations. These tasks are made more difficult as we acquire businesses in geographically disparate locations, such as our acquisitions of Discovery Partners International AG in Switzerland, AAT in the San Francisco area, Structural Proteomics in New Jersey, SIDDCO in Tucson, Arizona and Xenometrix in Boulder, Colorado.

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

     Currency fluctuations between the U.S. dollar and the currencies in which we do business including the British pound, the Japanese yen, the Swiss franc and the Euro will cause foreign currency translation gains and losses. We cannot predict the effects of exchange rate fluctuations on our future operating results because of the number of currencies involved, changes in the percentage of our revenue that will be invoiced in foreign currencies, the variability of currency exposure and the potential volatility of currency exchange rates. We do not currently engage in foreign exchange hedging transactions to manage our foreign currency exposure, however, during 2002, we expect to begin hedging certain transactions between the Swiss franc and other currencies that are invoiced from our Swiss affiliate in order to minimize foreign exchange transaction gains and losses.

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

Our success will depend on the prospects of the pharmaceutical and biotechnology industries and the extent to which these industries engage third parties to perform one or more aspects of their drug discovery process.

     Our revenues depend to a large extent on research and development expenditures by the pharmaceutical, biotechnology and agricultural industries and companies in these industries outsourcing research and development projects. These expenditures are based on a wide variety of factors, including the resources available for purchasing research equipment, the spending priorities among various types of research and policies regarding expenditures during recessionary periods. General economic downturns in our customers’ industries or any decrease in research and development expenditures could harm our operations, as could increased popularity of management theories that counsel against outsourcing of critical business functions. In addition, the popularity of scientific thinking that disfavors expensive products such as large diversity libraries could negatively impact our revenues or our sales mix. Any decrease in drug discovery spending by pharmaceutical and biotechnology companies could cause our revenues to decline and adversely impact our profitability.

The drug discovery industry is competitive and subject to technological change, and we may not have the resources necessary to compete successfully.

     We compete with companies in the United States and abroad that engage in the development and production of drug discovery products and services. These competitors include companies engaged in the following areas of drug discovery:

•	Assay, development and screening, including Cerep, Evotec Biosciences, Oncogene Sciences, Neogenesis, Pharmacopeia, Tripos and 3D Pharmaceuticals;

•	Combinatorial chemistry instruments, including Argonaut and Mimotopes;

•	Compound libraries and lead optimization, including Albany Molecular Research and Arqule;

•	Informatics, Accelrys and Tripos; and

•	Gene profiling, including Phase-1 Molecular Toxicology and Gene Logic.

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

     Moreover, the pharmaceutical and biotechnology industries are characterized by continuous technological innovation. We anticipate that we will face increased competition in the future as new companies enter the market and our competitors make advanced technologies available. Technological advances or entirely different approaches that we or one or more of our competitors develop may render our products, services and expertise obsolete or uneconomical. For example, advances in informatics and virtual screening may render some of our technologies, such as our large compound libraries, obsolete. Additionally, the existing approaches of our competitors or new approaches or technologies that our competitors develop may be more effective than those we develop. We currently are investing in micro ARCS technology to improve screening processes. However, we may be unable to successfully develop this technology and sell it to customers and we may never recover the cost of our investment. We may not be able to compete successfully with existing or future competitors.

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

     Our success will depend on our ability to obtain, protect and enforce patents on our technology and to protect our trade secrets. We also depend, in part, on patent rights that third parties license to us. Any patents we own or license may not afford meaningful protection for our technology and products. Others may challenge our patents or the patents of our licensors and, as a result, these patents could be narrowed, invalidated or rendered unenforceable. In addition, current and future patent applications on which we depend may not result in the issuance of patents in the United States or foreign countries. Competitors may develop products similar to ours that are not covered by our patents. Further, since there is a substantial backlog of patent applications at the U.S. Patent and Trademark Office, the approval or rejection of our or our competitors’ patent applications may take several years.

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

     Our certificate of incorporation and bylaws contain provisions that could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. In addition, as a result of our acquisition of Axys Advanced Technologies, we have a standstill agreement with Axys Pharmaceuticals, which prevents Axys Pharmaceuticals (and prevents its subsequent acquiror, the Celera Genomics business of Applera Corporation) from making a hostile effort to acquire us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Short-term investments. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments are and will be in short-term marketable securities, U.S. government securities and corporate bonds. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to our principal. The average maturity of our investment portfolio is six months. A 1% change in interest rates would have an annual effect of approximately $402,000 on our income.

     Foreign currency rate fluctuations. The functional currency for our Discovery Partners International AG (DPI AG) group is the Swiss franc. DPI AG accounts are translated from their local currency to the U.S. dollar using the current exchange rate in effect at the balance sheet date for the balance sheet accounts, and using the average exchange rate during the period for revenues and expense accounts. The effects of translation for our Discovery Partners International AG group are recorded as a separate component of stockholders’ equity (accumulated other comprehensive income (loss)). Our European subsidiary conducts their business with customers in local currencies. Exchange gains and losses arising from these transactions are recorded using the actual exchange differences on the date of the transaction. We have not taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with our European subsidiary or transactions with our worldwide customers. The net tangible assets of our European subsidiary were $6.8 million at March 31, 2002. A 1% decrease in the value of the Swiss franc relative to the U.S. dollar would result in a foreign translation loss of $68,000.

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

DISCOVERY PARTNERS INTERNATIONAL, INC.

Date: May 13, 2002	By:	/s/ Riccardo Pigliucci

Riccardo Pigliucci Chief Executive Officer (Duly Authorized Officer)

Date: May 13, 2002	By:	/s/ Craig Kussman

Craig Kussman Chief Financial Officer, Vice President Finance and Administration and Secretary (Principal Financial and Accounting Officer)