Form 10-Q
period 2002-06-30
DISCOVERY PARTNERS INTERNATIONAL INC
filed 2002-08-09
CIK 1113148

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

Yes [X] No [   ]

As of August 9, 2002 a total of 24,366,362 shares of the Registrant’s Common Stock, $0.001 par value, were issued and outstanding.

DISCOVERY PARTNERS INTERNATIONAL, INC.
FORM 10-Q

DISCOVERY PARTNERS INTERNATIONAL, INC.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Discovery Partners International, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2002	December 31, 2001

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,778,897	$50,915,481
Short-term investments	45,338,717	26,349,756
Accounts receivable	6,947,342	10,143,648
Inventories	3,235,997	8,174,755
Prepaid and other current assets	1,472,272	1,401,914

Total current assets	85,773,225	96,985,554
Restricted cash	897,770	861,352
Property and equipment, net	10,868,772	10,641,664
Goodwill, net	50,918,089	50,918,089
Patent, license rights and other intangible assets, net	7,908,432	6,400,268
Other assets, net	1,117,305	1,215,184

Total assets	$157,483,593	$167,022,111

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,298,952	$3,816,132
Contract loss accrual	1,485,000	—
Current portion of obligations under capital leases, equipment notes payable, line of credit and promissory notes	1,205,661	738,170
Deferred revenue	3,026,215	3,880,817

Total current liabilities	9,015,828	8,435,119
Obligations under capital leases, equipment notes payable, and promissory notes, less current portion	602,656	1,082,257
Deferred rent	102,890	95,300
Minority interest in Structural Proteomics	152,157	367,881
Stockholders’ equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at June 30, 2002 and December 31, 2001	—	—
Common stock, $.001 par value, 99,000,000 shares authorized, 24,340,556 and 24,262,181 issued and outstanding at June 30, 2002 and December 31, 2001, respectively	24,359	24,262
Treasury stock, at cost, 35,000 shares	(119,250)	(119,250)
Additional paid-in capital	200,678,002	200,533,917
Deferred compensation	(510,919)	(882,964)
Note receivable from stockholder	(240,000)	(240,000)
Accumulated other comprehensive income	782,015	302,987
Accumulated deficit	(53,004,145)	(42,577,398)

Total stockholders’ equity	147,610,062	157,041,554

Total liabilities and stockholders’ equity	$157,483,593	$167,022,111

See accompanying notes.

Discovery Partners International, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended

	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Revenues	$8,395,348	$11,051,122	$18,415,720	$20,575,073
Cost of revenues	6,261,881	5,495,272	12,182,985	9,959,550
Provision for discontinued products	5,781,262	—	5,781,262	—
Anticipated contract loss	1,485,000	—	1,485,000	—

Gross margin	(5,132,795)	5,555,850	(1,033,527)	10,615,523
Operating expenses:
Research and development	1,904,619	2,975,096	3,846,384	6,867,926
Selling, general and administrative	3,040,745	2,716,929	6,309,188	5,514,389
Amortization of stock-based compensation	174,406	275,109	372,044	599,497
Amortization of goodwill	—	1,405,386	—	2,904,953

Total operating expenses	5,119,770	7,372,520	10,527,616	15,886,765

Loss from operations	(10,252,565)	(1,816,670)	(11,561,143)	(5,271,242)
Interest income (expense), net	496,799	827,663	981,692	1,983,137
Foreign currency gains (losses)	(51,615)	27,490	(63,019)	63,354
Minority interest in Structural Proteomics	144,262	73,802	215,723	135,789

Net loss	$(9,663,119)	$(887,715)	$(10,426,747)	$(3,088,962)

Net loss per share, basic and diluted	$(0.40)	$(0.04)	$(0.43)	$(0.13)

Weighted average shares outstanding, basic and diluted	24,312,924	23,996,418	24,296,152	23,885,483

The composition of stock-based compensation is as follows:
Cost of revenues	$2,454	$4,076	$5,314	$8,557
Research and development	70,840	116,888	151,709	253,639
Selling, general and administrative	101,112	154,145	215,021	337,301

	$174,406	$275,109	$372,044	$599,497

See accompanying notes.

Discovery Partners International, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months ended

	June 30, 2002	June 30, 2001

OPERATING ACTIVITIES
Net loss	$(10,426,747)	$(3,088,962)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	2,671,094	2,864,768
Amortization of goodwill	—	2,904,953
Provision for discontinued products	5,781,262	—
Anticipated contract loss	1,485,000	—
Amortization of deferred compensation	372,044	599,497
Minority interest in Structural Proteomics, Inc.	(215,723)	(135,789)
Change in operating assets and liabilities:
Accounts receivable	2,590,946	(829,877)
Inventories	(713,458)	(2,627,562)
Prepaid and other current assets	(59,572)	357,242
Accounts payable and accrued expenses	(573,960)	(2,611,040)
Deferred revenue	(915,979)	(1,682,439)
Deferred rent	7,590	24,204
Restricted cash	—	200,000

Net cash provided by (used in) operating activities	2,497	(4,025,005)
INVESTING ACTIVITIES
Purchases of property and equipment	(1,913,862)	(2,264,138)
Other assets	179,410	473,288
Purchase of patents, license rights and other intangible assets	(2,070,590)	(2,045,221)
Additional cash consideration for acquisition of Discovery Technologies Ltd.	—	(894,300)
Purchases of short-term investments	(18,988,961)	(10,167,876)
Purchase of Systems Integration Drug Discovery Company, Inc., net of cash acquired	—	(12,011,297)
Purchase of Xenometrix, Inc., net of cash acquired	—	(1,795,077)

Net cash used in investing activities	(22,794,003)	(28,704,621)
FINANCING ACTIVITIES
Proceeds from borrowings (principal payments) on capital leases, equipment notes payable, line of credit and promissory notes	(176,633)	304,182
Issuance of common stock, net of purchases	144,182	329,402

Net cash provided by (used in) financing activities	(32,451)	633,584
Effect of exchange rate changes	687,373	(118,686)

Net decrease in cash and cash equivalents	(22,136,584)	(32,214,728)
Cash and cash equivalents at beginning of period	50,915,481	97,690,236

Cash and cash equivalents at end of period	$28,778,897	$65,475,508

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$43,747	$63,163

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Fair value of assets acquired	$—	$17,726,858
Cash paid for capital stock	—	(15,002,448)

Liabilities assumed	$—	$2,724,410

See accompanying notes.

DISCOVERY PARTNERS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
JUNE 30, 2002

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The condensed consolidated balance sheet as of June 30, 2002, condensed consolidated statements of operations for the three and six months ended June 30, 2002 and 2001, and the condensed consolidated statements of cash flows for the six months ended June 30, 2002 and 2001 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2002 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2001 included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

     The consolidated financial statements include all the accounts of the Company and its wholly owned subsidiaries, IRORI Europe, Ltd., Discovery Partners International AG (DPI AG), ChemRx Advanced Technologies, Inc., Systems Integration Drug Discovery Company, Inc. and Xenometrix, Inc., and its majority owned subsidiary, Structural Proteomics, Inc. All intercompany accounts and transactions have been eliminated.

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

3. Comprehensive Loss

     SFAS No. 130, Reporting Comprehensive Income, requires the Company to report, in addition to net loss, comprehensive income (loss) and its components. A summary follows:

Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three months ended		Six months ended

	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Comprehensive loss:
Foreign currency translation adjustment	$497,357	$(147,634)	$561,063	$(550,340)
Unrealized gain (loss) on investments	216,328	(68,756)	38,664	(68,756)
Net loss	(9,663,119)	(877,715)	(10,426,747)	(3,088,962)

Comprehensive loss	$(8,949,434)	$(1,094,105)	$(9,827,020)	$(3,708,058)

DISCOVERY PARTNERS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
JUNE 30, 2002

4. Inventory

     Inventories are recorded at the lower of weighted average cost or market. Inventories consist of the following:

	June 30, 2002	December 31, 2001

		(Audited)
Raw materials	$1,305,293	$1,304,113
Work-in-process	1,821,183	848,664
Finished goods	18,129,977	17,441,612

	21,256,453	19,594,389
Less reserves	(18,020,456)	(11,419,634)

	$3,235,997	$8,174,755

     During the six months ended June 30, 2002, the Company identified changes in the market for chemical compound libraries including a shift in demand from diverse purified compounds to purified targeted compounds and an increased demand to bring proprietary assets into drug discovery collaborations. As a result, the Company has made a decision to cease selling its chemical compounds on a stand-alone basis to third parties and, instead, will make these compounds available only as part of collaborations with future partners of the Company; however, there are no assurances that this strategy will be successful. Accordingly, the Company has increased its inventory reserve by approximately $5.8 million to fully reserve for the chemical compound libraries as of June 30, 2002.

     Although the Company will not market these compounds in the future, it will fulfill its current contractual obligations, which expire in June of 2003, to supply chemical compounds. The Company has estimated that it will incur a loss of approximately $1.5 million on the delivery of these compounds and has, therefore, provided for this anticipated contract loss in the results of operations for the three months ended June 30, 2002.

5. Deferred Stock Compensation

     In conjunction with the Company’s initial public offering completed in July 2000, the Company recorded deferred stock compensation totaling approximately $2.7 million and $1.0 million during the years ended December 31, 2000 and 1999, respectively, representing the difference at the date of grant between the exercise or purchase price and estimated fair value of the Company’s common stock as estimated by the Company’s management for financial reporting purposes in accordance with Accounting Principles Board (APB) No. 25 and its related interpretation. Deferred compensation is included as a reduction of stockholders’ equity and is being amortized to expense on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation No. 28 over the vesting period of the options and restricted stock. During the three months ended June 30, 2002 and 2001, the Company recorded amortization of stock-based compensation expense of approximately $174,000 and $275,000, respectively. During the six months ended June 30, 2002 and 2001, the Company recorded amortization of stock-based compensation expense of approximately $372,000 and $600,000, respectively.

6. Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (SFAS 141 and SFAS 142), Business Combinations and Goodwill and Other Intangible Assets. SFAS 141 replaces prior accounting standards and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment write-off approach. Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS 141 and SFAS 142 are effective for all business combinations completed after June 30, 2001. Additionally, effective January 1, 2002 amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 ceased, and intangible assets acquired prior to July 1, 2001 that do not meet the

DISCOVERY PARTNERS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
JUNE 30, 2002

criteria for separate recognition under SFAS 141 have been reclassified to goodwill. The Company adopted SFAS 142 as of January 1, 2002. Accordingly, the Company ceased the amortization of goodwill and certain other intangibles resulting from acquisitions prior to July 1, 2001. The Company has determined that as of January 1, 2002 there was no impairment of goodwill.

     The following pro forma information reconciles the net loss and loss per share reported for the three and six months ended June 30, 2001 to adjusted net loss and loss per share which reflects the adoption of SFAS 142 and compares the adjusted information to the current year results:

	Three months ended		Six months ended
	June 30		June 30

	2002	2001	2002	2001

		(Pro Forma)		(Pro Forma)
Reported net loss	$(9,663,119)	$(2,201,247)	$(10,426,747)	$(3,088,962)
Goodwill and other intangible asset amortization	—	1,600,089	—	3,265,151

Adjusted net loss	$(9,663,119)	$(601,158)	$(10,426,747)	$176,189

Basic and diluted loss per share:
Reported net loss	$(0.40)	$(0.09)	$(0.43)	$(0.13)
Goodwill and other intangible asset amortization	—	0.06	—	0.14

Adjusted net loss per share	$(0.40)	$(0.03)	$(0.43)	$0.01

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations for a disposal of a segment of a business. Adoption of SFAS No. 144, effective January 1, 2002, did not have a significant impact on the Company’s financial condition or results of operations.

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

Overview

     We sell a broad range of products and services to pharmaceutical and biotechnology companies to make the drug discovery process for our customers faster, less expensive and more effective at generating drug candidates. We focus on the portion of the drug discovery process that begins after identification of a drug target through when a drug candidate is ready for clinical trials. Our major products and services are as follows:

•	We develop, produce and sell collections of chemical compounds in collaborations with pharmaceutical and biotechnology companies to be used to test for their potential use as new drugs or for use as the chemical starting point for new drugs.

•	We develop, manufacture and sell proprietary instruments and the associated line of consumable supplies that are used by the pharmaceutical and biotechnology industries in their own in-house drug discovery chemistry operations.

•	We provide assay development and screening services to our customers in which chemical compounds are tested for their biological activity as potential drugs.

•	We provide access to computational software tools that guide the entire process of chemical compound design, development and testing.

•	We license our proprietary gene profiling system that characterizes a cell’s response upon exposure to compounds and other agents by the pattern of gene expression in the cell.

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

     Revenue recognition. Revenue from product sales, which include the sale of instruments, related consumables, and chemical compound libraries, is recorded as products are shipped. Certain of our contracts for product sales include customer acceptance provisions that give our customers the right of replacement if the delivered product does not meet specified criteria, however, we have reliably demonstrated that the products meet the specified criteria and we have no material history of customers exercising their right of replacement. Development contract revenues and high-throughput screening service revenues are recognized on a percentage of completion basis. Advances received under these development contracts and high-throughput screening service agreements are initially recorded as deferred revenue, which is then recognized as costs are incurred over the term of the contract. Certain of these contracts may allow the customer the right to reject acceptance of work performed, however, we have no material history of such rejections. Revenue from drug discovery and chemistry service agreements is recognized on a monthly basis and is based upon the number of full time equivalent (FTE) employees that actually worked on each agreement and the agreed-upon rate per FTE per month.

     Long-lived assets. We periodically assess the recoverability of our long-lived assets by determining whether the carrying value of such assets exceeds its fair value. If impairment is indicated, we reduce the carrying value of the asset to fair value. While our current and historical operating and cash flow losses are potential indicators of impairment, we believe the future cash flows to be received from our business and long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses through June 30, 2002.

     Inventory. Inventories are recorded at cost or market. We write-down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than we have projected, additional inventory write-downs may be required. During the six months ended June 30, 2002, we identified changes in the market for chemical compound libraries including a shift in demand from diverse purified compounds to purified targeted compounds and an increased demand to bring proprietary assets into drug discovery collaborations. As a result, we have made a decision to cease selling our proprietary chemical compounds on a stand-alone basis to third parties and, instead, will make these compounds available only as part of collaborations with our future partners; however, there are no assurances that this strategy will be successful. We will expense the development and production of any compound that is created for exclusive use as part of collaborations with our future partners.

Results of Operations For The Three Months Ended June 30, 2002 and 2001

     Revenue. Total revenues decreased 24% from the three months ended June 30, 2001 to the three months ended June 30, 2002. The revenue decline was primarily due to significantly lower revenues from the sale of chemical compounds. This decrease was partially offset by increased revenue related to collaboration agreements with large pharmaceutical companies and other service type contracts.

     Cost of Revenues. Cost of revenues for the second quarter of 2002 includes a charge of $5.8 million related to provisions for discontinued products. During the six months ended June 30, 2002, we identified changes in the market for chemical compound libraries including a shift in demand from diverse purified compounds to purified targeted compounds and an increased demand to bring proprietary assets into drug discovery collaborations. As a result, we have made a decision to cease selling our proprietary chemical compounds on a stand-alone basis to third parties and, instead, will make these compounds available only as part of collaborations with our future partners; however, there are no assurances that this strategy will be successful. Accordingly, we have increased our inventory reserve by approximately $5.8 million to fully reserve for the chemical compound libraries as of June 30, 2002 and recorded this charge as cost of revenue.

     Additionally, the cost of revenues for the second quarter of 2002 includes a provision for contract losses estimated at approximately $1.5 million. The associated contracts obligate us to deliver compounds each quarter through the second quarter of 2003. The pricing of the compounds included in these contracts assumed that we would sell these compounds, under certain conditions, to multiple other customers too. As a result of our decision to cease selling these compounds on a stand-alone basis these secondary sales will not be realized thus a loss is anticipated for these existing contacts.

     Gross margin. Gross margin as a percentage of revenues (excluding a charge of $5.8 million related to discontinued products and $1.5 million of anticipated contract losses) decreased from 50% for the three months ended June 30, 2001 to 25% for the three months ended June 30, 2002. The reduction in gross margin for the second quarter 2002 was due to previously anticipated changes in the product and services mix, which resulted in a redeployment of company funded research and development efforts and resources to direct revenue generating activities, as well as unabsorbed biology operations capacity and non-recurring inefficiencies associated with ramping up our chemistry purification facility.

     Research and development expenses. Research and development expenses consist primarily of salaries and benefits, supplies and expensed development materials, and facilities costs and equipment depreciation. Research and development expenses decreased 36% ($1.1 million) from the three months ended June 30, 2001 to the three months ended June 30, 2002. Research and development expenses decreased primarily due to the redeployment of company funded research and development efforts and resources to direct revenue generating activities.

     Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries and benefits for sales and marketing and administrative personnel, advertising and promotional expenses, professional services, and facilities costs. Selling, general and administrative expenses increased 12% ($324,000) from the three months ended June 30, 2001 to the three months ended June 30, 2002, due to additional personnel hired during mid to late 2001 and to a payment to a strategic consulting firm.

     Stock-based compensation. During 1999 and 2000, we granted stock options with exercise prices that were less than the estimated fair value of the underlying shares of common stock on the date of grant. As a result, we have recorded deferred stock-based compensation to be amortized over the period that these options vest. The deferred stock-based compensation expense for the three months ended June 30, 2002 was approximately $174,000, compared to approximately $275,000 for the three months ended June 30, 2001.

     Amortization of goodwill. We recognized no goodwill amortization expense for the three months ended June 30, 2002 compared to approximately $1.4 million in goodwill amortization expense recognized during the three months ended June 30, 2001. This decrease is due to the adoption of SFAS 142, Goodwill and Other Intangible Assets, effective January 1, 2002. SFAS 142 required that we cease the periodic amortization of goodwill and certain other intangibles resulting from acquisitions prior to July 1, 2001.

     Interest income. We realized net interest income of approximately $497,000 for the three months ended June 30, 2002, as compared to net interest income of approximately $828,000 for the three months ended June 30, 2001. This decrease is primarily due to a decline in U.S. interest rates from the second quarter 2001 to the second quarter 2002.

Results of Operations For The Six Months Ended June 30, 2002 and 2001

     Revenue. Total revenues decreased 10% from the six months ended June 30, 2001 to the six months ended June 30, 2002. The revenue decline was primarily due to significantly lower revenues from the sale of chemical compounds. This decrease was partially offset by increased revenue related to collaboration agreements with large pharmaceutical companies and other service type contracts.

     Cost of Revenues. Cost of revenues for the six months ended June 30, 2002 includes a charge of $5.8 million related to provisions for discontinued products. During the six months ended June 30, 2002, we identified changes in the market for chemical compound libraries including a shift in demand from diverse purified compounds to purified targeted compounds and an increased demand to bring proprietary assets into drug discovery collaborations. As a result, we have made a decision to cease selling our chemical compounds on a stand-alone basis to third parties and, instead, will make these compounds available only as part of collaborations with our future partners; however, there are no assurances that this strategy will be successful. Accordingly, we have increased our inventory reserve by approximately $5.8 million to fully reserve for the chemical compound libraries as of June 30, 2002 and recorded this charge as cost of revenue.

     Additionally, the cost of revenues for the second quarter of 2002 includes a provision for contract losses estimated at approximately $1.5 million. The associated contracts obligate us to deliver compounds each quarter through the second quarter of 2003. The pricing of the compounds included in these contracts assumed that we would sell these compounds, under certain conditions, to multiple other customers too. As a result of our decision to cease selling these compounds on a stand-alone basis these secondary sales will not be realized thus a loss is anticipated for these existing contacts.

     Gross margin. Gross margin as a percentage of revenues (excluding a charge of $5.8 million related to discontinued products and $1.5 million of anticipated contract losses) decreased from 52% for the six months ended June 30, 2001 to 34% for the six months ended June 30, 2002. The reduction in gross margin for the first half of 2002 was due to previously anticipated changes in the product and services mix, which resulted in a redeployment of company funded research and development efforts and resources to direct revenue generating activities, as well as unabsorbed biology operations capacity and non-recurring inefficiencies associated with ramping up our chemistry purification facility.

     Research and development expenses. Research and development expenses consist primarily of salaries and benefits, supplies and expensed development materials, and facilities costs and equipment depreciation. Research and development expenses decreased 44% ($3.0 million) from the six months ended June 30, 2001 to the six months ended June 30, 2002. Research and development expenses decreased primarily due to the redeployment of company funded research and development efforts and resources to direct revenue generating activities.

     Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries and benefits for sales and marketing and administrative personnel, advertising and promotional expenses, professional services, and facilities costs. Selling, general and administrative expenses increased 14% ($795,000) from the six months ended June 30, 2001 to the six months ended June 30, 2002, due to additional personnel hired during mid to late 2001 and to a payment to a strategic consulting firm.

     Stock-based compensation. During 1999 and 2000, we granted stock options with exercise prices that were less than the estimated fair value of the underlying shares of common stock on the date of grant. As a result, we have recorded deferred stock-based compensation to be amortized over the period that these options vest. The deferred stock-based compensation expense for the six months ended June 30, 2002 was approximately $372,000, compared to approximately $600,000 for the six months ended June 30, 2001.

     Amortization of goodwill. We recognized no goodwill amortization expense for the six months ended June 30, 2002 compared to approximately $2.9 million in goodwill amortization expense recognized during the six months ended June 30, 2001. This decrease is due to the adoption of SFAS 142, Goodwill and Other Intangible Assets, effective January 1, 2002. SFAS 142 required that we cease the periodic amortization of goodwill and certain other intangibles resulting from acquisitions prior to July 1, 2001.

     Interest income. We realized net interest income of approximately $982,000 for the six months ended June 30, 2002, as compared to net interest income of approximately $2.0 million for the six months ended June 30, 2001. This decrease is primarily due to a decline in U.S. interest rates.

Liquidity and Capital Resources

     Since inception of the Company, we have funded our operations principally with $39.0 million of private equity financings and $94.7 million of net proceeds from our initial public offering in July/August 2000.

     At June 30, 2002, cash and cash equivalents and short-term investments totaled approximately $74.1 million, compared to $77.3 million at December 31, 2001.

     We currently anticipate investing between $2.0 million and $3.0 million between July 1, 2002 and December 31, 2002 for leasehold improvements and capital equipment necessary to support future revenue growth. Our actual future capital requirements will depend on a number of factors, including our success in increasing sales of both existing and new products and services, expenses associated with any unforeseen litigation, regulatory changes, competition and technological developments, and potential future merger and acquisition activity.

     In April 2002, we paid $2 million in prepaid royalties as required under our exclusive Micro Arrayed Compound Screening (#ARCS) license agreement with Abbott Laboratories, which we carry on the balance sheet as other intangible assets. No other such license fees are payable for the remainder of 2002. If the Company elects to continue the exclusive license agreement with Abbott into 2003, a payment of $2 million will be due in April 2003.

RISKS AND UNCERTAINTIES

     In addition to the other information contained herein, you should carefully consider the following risk factors in evaluating our company.

Risks Related To Our Business

We have a significant percentage of our revenues concentrated with a single customer and are contractually required to fulfill specific obligations. We need to continue to satisfy the customer or else we will be unable to recognize a significant portion of revenues.

     We anticipate that a significant portion of our revenues for 2002 and beyond will be derived from our chemistry collaboration we entered into with Pfizer in December 2001. This collaboration requires the Company to deliver a large number of chemical compounds of guaranteed minimum purity with higher minimum weight quantity than we have historically been required to produce and deliver to other customers. We face the risk that, to the extent such minimum weight quantity and purity levels are not achieved in production, scheduled compound deliveries may be delayed, or additional costs may be required to reproduce or re-purify the compounds so that the minimum specifications are achieved, which could defer or eliminate revenues while increasing cost of revenues. We also face the risk of failing to deliver the minimum required number of compounds that Pfizer expects, which would increase the risk of Pfizer exercising its right to terminate the contract. In any event Pfizer has a contractual right to terminate the contract, with or without cause, upon six months notice beginning on January 1, 2003.

We have acquired several businesses and face risks associated with integrating these businesses and potential future acquisitions.

     We completed the acquisitions of Systems Integration Drug Discovery Company, Inc. (SIDDCO) and Xenometrix last year and are in the process of integrating these businesses. We plan to continue to review potential acquisition candidates in the ordinary course of our business, and our strategy includes building our business through acquisitions. Acquisitions involve numerous risks, including, among others, difficulties and expenses incurred in the consummation of acquisitions and assimilation of the operations, personnel and services or products of the acquired companies, difficulties of operating new businesses, the diversion of management’s attention from other business concerns and the potential loss of key employees of the acquired company. In addition, acquired businesses may have management structures incompatible with our own and may experience difficulties in maintaining their existing levels of business after joining us. If we do not successfully integrate and grow the businesses we have acquired or any businesses we may acquire in the future, our business will suffer. Additionally, acquisition candidates may not be available in the future or may not be available on terms and conditions acceptable to us. Acquisitions of foreign companies also may involve additional risks of assimilating different business practices, overcoming language and cultural barriers and foreign currency translation. We currently have no agreements or commitments with respect to any acquisition, and we may never successfully complete any additional acquisitions.

We may not achieve or sustain profitability in the future.

     We have incurred operating and net losses since our inception. As of June 30, 2002, we had an accumulated deficit of $53 million. For the years ended December 31, 1999, 2000 and 2001 and for the six months ended June 30, 2002, we had net losses of $3.4 million, $11.7 million, $11.1 million, and $10.4 million, respectively. We may also in the future incur operating and net losses and negative cash flow from operations, due in part to acquisitions of businesses and technologies and expansion of our sales and marketing capabilities. We may not be able to achieve or maintain profitability. Moreover, if we do achieve profitability, the level of any profitability cannot be predicted and may vary significantly from quarter to quarter.

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

     We may not be successful in selling our offerings in combination across the range of drug discovery disciplines we serve because integrated combinations of our products and services may not achieve time and cost efficiencies for our customers, especially our large pharmaceutical company customers. On the other hand, biotechnology companies may desire our integrated offerings but are often not sufficiently financed to pay for these services. In addition, we may not succeed in further integrating our offerings. We may not be able to use existing relationships with customers in individual areas of our business to sell products and services in multiple areas of drug discovery. If we do not achieve integration of our products and services, we may not be able to take advantage of potential revenue opportunities and differentiate ourselves from competitors.

Our success will depend on our ability to manage growth and expansion.

     Growth in our operations has placed and, if we grow in the future, will continue to place a significant strain on our operational, human and financial resources. In the past two and one half years we have acquired five new businesses, and we intend to continue to grow our business internally and by acquisition. As and if we expand our operations we will not necessarily have in place infrastructure and personnel sufficient to accommodate the increased size of our business. Our ability to manage effectively any growth through acquisitions or any internal growth will depend, in large part, on our ability to hire, train and assimilate additional management, professional, scientific and technical personnel and our ability to expand, improve and effectively use our operating, management, marketing and financial systems to accommodate our expanded operations. These tasks are made more difficult as we acquire businesses in geographically disparate locations, such as our acquisitions of Discovery Partners International AG in Switzerland, Axys Advanced Technologies (now part of ChemRx Advanced Technologies) in the San Francisco area, Structural Proteomics in New Jersey, SIDDCO in Tucson, Arizona and Xenometrix in Boulder, Colorado.

     Additionally, as a result of these acquisitions, we have a significant amount of goodwill and we may be subject to significant impairment charges in the future if goodwill pertaining to any acquisition becomes impaired.

All our products and services have lengthy sales cycles and involve significant scientific risk of fulfillment, which could cause our operating results to fluctuate significantly from quarter to quarter.

     Sales of all our products and services typically involve significant technical evaluation and commitment of expense or capital by our customers. Accordingly, the sales cycles, or the time from finding a prospective customer through closing the sale, associated with these products or collaborations, range from six to eighteen months. Sales of these products and the formation of these collaborations are subject to a number of significant risks, including customers’ budgetary constraints and internal acceptance reviews that are beyond our control. Due to these lengthy and unpredictable sales cycles, our operating results could fluctuate significantly from quarter to quarter. We expect to continue to experience significant fluctuations in quarterly operating results due to a variety of factors, such as general and industry specific economic conditions, that may affect the research and development expenditures of pharmaceutical and biotechnology companies.

     A large portion of our revenues rely upon the specific success, either on the customer’s part in the form of delivering specified proteins for assay development or chemistry library design ideas for chemical compound development and production, or on our part in the form of assay or compound development or compound production, of scientific projects. To the extent that either we experience delays in receiving specific deliverables required for us to complete our objectives or we encounter delays in our ability meet our scientific obligations, we may be unable to recognize revenues in accordance with our expectations.

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

Our decision to discontinue the non-exclusive chemical compound supply product line places more emphasis on integrated drug discovery collaborations, an area of higher risk and complexity.

     As a result of our decision to limit access to our proprietary chemistry compounds and capabilities solely to companies that enter into integrated drug discovery, chemistry or screening and optimization collaborations with us, we now rely on this relatively complex form of customer engagement to deliver value for the Company. As a result of the inherent complexity of such collaborations, we have an increased risk of being unable to reach agreement with the prospective customer for such collaborations or of structuring sub-optimal arrangements that fail to adequately compensate us for the risks inherent in such collaborations.

Our customers may restrict our use of scientific information, which could prevent us from using this information for additional revenue.

     We plan to generate and use information that is not proprietary to our customers and which we derive from performing drug discovery services for our customers. However, our customers may not allow us to use information such as the general interaction between types of chemistries and types of drug targets that we generate when performing drug discovery services for them. Our current contracts restrict our use of certain scientific information we generate for our customers, such as the biological activity of chemical compounds with respect to drug targets, and future contracts also may restrict our use of additional scientific information. To the extent that our use of information is restricted, we may not be able to collect and aggregate scientific data and take advantage of potential revenue opportunities.

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

     The pharmaceutical company side of the market for our products and services is highly concentrated, with approximately 50 large pharmaceutical companies conducting drug discovery research. The continuation of the current trend toward consolidation of the pharmaceutical industry may reduce the number of our potential customers even further. Accordingly, we expect that a relatively small number of customers will account for a substantial portion of our revenues.

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

     Our revenues depend to a large extent on research and development expenditures by the pharmaceutical, biotechnology and agricultural industries and companies in these industries outsourcing research and development projects. These expenditures are based on a wide variety of factors, including the resources available for purchasing research equipment, the spending priorities among various types of research and policies regarding expenditures during recessionary periods. General economic downturns in our customers’ industries or any decrease in research and development expenditures could harm our operations, as could increased popularity of management theories that counsel against outsourcing of critical business functions. In addition, the popularity of scientific thinking that disfavors expensive products (such as large diversity libraries) could negatively impact our revenues or our sales mix. Any decrease in drug discovery spending by pharmaceutical and biotechnology companies could cause our revenues to decline and adversely impact our profitability.

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

•     Compound libraries and lead optimization, including Albany Molecular Research, Pharmacopeia, Array Biopharma and Arqule;

•     Informatics, including Accelrys and Tripos; and

•     Gene profiling, including Affimetrix and Gene Logic.

     Academic institutions, governmental agencies and other research organizations also conduct research in areas in which we provide services, either on their own or through collaborative efforts. Also, essentially all of our pharmaceutical company customers have internal departments that provide some or all of the products and services we sell, so these customers may have limited needs for our products and services. Many of our competitors, including Pharmacopeia, have access to greater financial, technical, research, marketing, sales, distribution, service and other resources than we do. In some of our functional areas we believe we are not yet large enough to achieve optimal efficiencies, particularly in comparison to some competitors.

     Moreover, the pharmaceutical and biotechnology industries are characterized by continuous technological innovation. We anticipate that we will face increased competition in the future as new companies enter the market and our competitors make advanced technologies available. Technological advances or entirely different approaches that we or one or more of our competitors develop may render our products, services and expertise obsolete or uneconomical. For example, advances in informatics and virtual screening may render some of our technologies, such as our large compound libraries, obsolete. Additionally, the existing approaches of our competitors or new approaches or technologies that our competitors develop may be more effective than those we develop. We currently are investing in micro ARCS technology to improve screening processes. However, we may be unable to successfully develop this technology and sell it to customers and we may never recover the cost of our investment including the prepaid royalty to Abbott, which is carried on our balance sheet as other intangible assets in an amount equal to approximately $4.0 million and which could grow to over $6.0 million during 2003. We may not be able to compete successfully with existing or future competitors.

Our success will depend on technological improvements to the process of drug discovery and on improvements to our customers’ expected return on investment (ROI) of investments in the phases of the drug discovery and development process that we participate in.

     The drug discovery and development process can be broadly separated into the following stages: Target identification; target validation; lead discovery; lead optimization; pre-clinical development; IND filing; clinical trials, phases I-III; new drug application (NDA); and post market surveillance. The company currently participates in the areas of lead discovery and lead optimization. Current market studies indicate that, on average, less than one in fifty leads discovered ultimately result in an NDA. Moreover, based on current averages, for the isolated phases of lead discovery and lead optimization, the cost of acquiring a validated target plus the costs of lead discovery and lead optimization are greater than the expected proceeds of out-licensing a potential drug candidate during the pre-clinical phase of drug development. It is estimated that currently, a positive expected ROI on drug discovery and development does not occur until the drug candidate has successfully passed through phase II of clinical trials. Such conditions place increased risk on the Company’s ability to solicit profitable business from collaboration partners who are unable to fund the development of drug candidates through phase II of clinical trials.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Short-term investments. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments are and will be in short-term marketable securities, U.S. government securities and corporate bonds. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to our principal. The average maturity of our investment portfolio is six months. A 1% change in interest rates throughout a one-year period would have an annual effect of approximately $389,000 on our income.

     Foreign currency rate fluctuations. The functional currency for our Discovery Partners International AG (DPI AG) group is the Swiss franc. DPI AG accounts are translated from their local currency to the U.S. dollar using the current exchange rate in effect at the balance sheet date for the balance sheet accounts, and using the average exchange rate during the period for revenues and expense accounts. The effects of translation for our Discovery Partners International AG group are recorded as a separate component of stockholders’ equity (accumulated other comprehensive income (loss)). DPI AG conducts its business with customers in local currencies. Exchange gains and losses arising from these transactions are recorded using the actual exchange differences on the date of the transaction. We have not in the past taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with DPI AG or transactions with our worldwide customers, but anticipate that we will begin to hedge against foreign exchange transaction gains and losses resulting from non-Swiss franc invoices issued to customers by DPI AG during 2002. A 10% change in the value of the Swiss franc relative to the U.S. dollar throughout the first half of 2002 would have resulted in a 1% change in revenue for the six months ended June 30, 2002.

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

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on May 15, 2002.

The following matters were voted upon at the meeting:

1.	The stockholders elected two Directors to hold office for a term expiring upon the 2005 Annual Meeting of Stockholders:

Name of Director Elected	Shares Voting in Favor	Shares Withheld

Alan J. Lewis	20,613,275	258,155
John P. Walker	20,613,275	258,155

The following individuals are continuing directors with terms expiring upon the 2003 Annual Meeting of Stockholders: Riccardo Pigliucci and Harry F. Hixson. The following individuals are continuing directors with terms expiring upon the 2004 Annual Meeting of Stockholders: Dieter Hoehn and Colin Dollery.

2.	The stockholders ratified the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2002:

Votes

For	20,832,830
Against	36,900
Abstaining	1,700

Item 5. Other Information

     In June 2002, the Company hired Taylor J. Crouch and in July 2002 he was appointed its President and Chief Operating Officer. In connection with Mr. Crouch’s employment offer, the Company agreed to assist him in his relocation from Massachusetts to California. On July 29, 2002, we loaned Mr. Crouch $300,000 against his full recourse non-interest bearing promissory note.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit
Number	Exhibit Description

10.57	Offer letter between us and Taylor J. Crouch, dated June 18, 2002.
10.58	Promissory Note issued by Taylor J. Crouch, dated July 29, 2002.
99.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

     None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISCOVERY PARTNERS INTERNATIONAL, INC.

Date: August 8, 2002	By:	/s/ Riccardo Pigliucci

Riccardo Pigliucci Chief Executive Officer (Duly Authorized Officer)

Date: August 8, 2002	By:	/s/ Craig Kussman

Craig Kussman Chief Financial Officer, Vice President Finance and Administration and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.57	Offer letter between us and Taylor J. Crouch, dated June 18, 2002.
10.58	Promissory Note issued by Taylor J. Crouch, dated July 29, 2002.
99.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002