Form 10-Q
period 2002-09-30
DISCOVERY PARTNERS INTERNATIONAL INC
filed 2002-11-14
CIK 1113148

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

Yes   [X]       No   [   ]

As of November 1, 2002 a total of 24,372,862 shares of the Registrant’s Common Stock, $0.001 par value, were issued and outstanding.

DISCOVERY PARTNERS INTERNATIONAL, INC.
FORM 10-Q

DISCOVERY PARTNERS INTERNATIONAL, INC.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Discovery Partners International, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2002	December 31, 2001

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,559,882	$50,915,481
Short-term investments	59,382,785	26,349,756
Accounts receivable	9,931,518	10,143,648
Inventories	4,638,431	8,174,755
Prepaid and other current assets	1,591,229	1,401,914

Total current assets	86,103,845	96,985,554
Restricted cash	898,426	861,352
Property and equipment, net	10,057,279	10,641,664
Goodwill, net	50,918,089	50,918,089
Patent, license rights and other intangible assets, net	7,637,256	6,400,268
Other assets, net	1,228,829	1,215,184

Total assets	$156,843,724	$167,022,111

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,182,216	$3,816,132
Contract loss accrual	1,426,870	—
Current portion of obligations under capital leases and line of credit	911,418	738,170
Deferred revenue	2,833,192	3,880,817

Total current liabilities	9,353,696	8,435,119
Obligations under capital leases, less current portion	421,198	1,082,257
Deferred rent	105,300	95,300
Minority interest in consolidated subsidiary	54,879	367,881
Stockholders’ equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2002 and December 31, 2001	—	—
Common stock, $.001 par value, 99,000,000 shares authorized, 24,363,382 and 24,262,181 issued and outstanding at September 30, 2002 and December 31, 2001, respectively	24,363	24,262
Treasury stock, at cost, 35,000 shares	(119,250)	(119,250)
Additional paid-in capital	200,686,247	200,533,917
Deferred compensation	(372,643)	(882,964)
Note receivable from stockholder	(240,000)	(240,000)
Accumulated other comprehensive income	743,002	302,987
Accumulated deficit	(53,813,068)	(42,577,398)

Total stockholders’ equity	146,908,651	157,041,554

Total liabilities and stockholders’ equity	$156,843,724	$167,022,111

See accompanying notes.

Discovery Partners International, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Revenues	$10,544,241	$9,639,994	$28,959,962	$30,215,066
Cost of revenues:
Cost of revenues before additional charges	6,975,814	4,972,156	19,158,799	14,931,706
Additional charges:
Provision for discontinued products and obsolete inventory	—	4,396,795	5,781,262	4,396,795
Anticipated contract loss	—	—	1,485,000	—

Gross margin	3,568,427	271,043	2,534,901	10,886,565
Operating expenses:
Research and development	1,301,095	3,088,128	5,147,479	9,956,053
Selling, general and administrative	3,523,720	2,663,773	9,832,908	8,178,164
Amortization of stock-based compensation	138,276	244,181	510,321	843,678
Amortization of goodwill	—	1,471,810	—	4,376,763

Total operating expenses	4,963,091	7,467,892	15,490,708	23,354,658

Loss from operations	(1,394,664)	(7,196,849)	(12,955,807)	(12,468,093)
Interest income, net	514,479	716,900	1,496,171	2,700,037
Foreign currency transaction gains (losses), net	(26,016)	(3,267)	(89,036)	60,088
Minority interest in consolidated subsidiary	97,278	60,793	313,002	196,583

Net loss	$(808,923)	$(6,422,423)	$(11,235,670)	$(9,511,385)

Net loss per share, basic and diluted	$(0.03)	$(0.27)	$(0.46)	$(0.40)

Weighted average shares outstanding, basic and diluted	24,328,208	24,134,645	24,306,838	23,968,537

The composition of stock-based compensation is as follows:
Cost of revenues	$2,049	$3,671	$7,363	$12,228
Research and development	60,812	104,979	212,521	358,618
Selling, general and administrative	75,415	135,531	290,437	472,832

	$138,276	$244,181	$510,321	$843,678

See accompanying notes.

Discovery Partners International, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended

	September 30, 2002	September 30, 2001

OPERATING ACTIVITIES
Net loss	$(11,235,670)	$(9,511,385)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	3,846,561	4,262,287
Amortization of goodwill	—	4,376,763
Provision for discontinued products and obsolete inventory	5,781,262	4,396,795
Anticipated contract loss	1,485,000	—
Amortization of deferred compensation	510,321	843,678
Minority interest in consolidated subsidiary	(313,002)	(196,583)
Change in operating assets and liabilities:
Accounts receivable	(268,869)	1,407,296
Inventories	(2,244,938)	(2,907,315)
Prepaid and other current assets	(175,300)	407,180
Accounts payable and accrued expenses	291,377	(2,677,934)
Contract loss accrual	(58,130)	—
Deferred revenue	(1,106,617)	(1,478,375)
Deferred rent	10,000	36,306
Restricted cash	(382)	200,000

Net cash used in operating activities	(3,478,387)	(841,287)
INVESTING ACTIVITIES
Purchases of property and equipment	(1,989,833)	(2,589,094)
Other assets	62,838	447,875
Purchase of patents, license rights and other intangible assets	(2,080,590)	(2,114,283)
Additional cash consideration for acquisition of Discovery Technologies Ltd.	—	(894,300)
Purchases of short-term investments	(39,579,773)	(28,036,480)
Proceeds from maturity of short-term investments	6,546,744	—
Purchase of Systems Integration Drug Discovery Company, Inc., net of cash acquired	—	(12,011,297)
Purchase of Xenometrix, Inc., net of cash acquired	—	(1,795,077)

Net cash used in investing activities	(37,040,614)	(46,992,656)
FINANCING ACTIVITIES
Proceeds from borrowings (principal payments) on capital leases and line of credit, net	(634,051)	985,438
Issuance of common stock, net of purchases	152,431	407,874

Net cash provided by (used in) financing activities	(481,620)	1,393,312
Effect of exchange rate changes	645,022	(254,992)

Net decrease in cash and cash equivalents	(40,355,599)	(46,695,623)
Cash and cash equivalents at beginning of period	50,915,481	97,690,236

Cash and cash equivalents at end of period	$10,559,882	$50,994,613

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$132,988	$105,601

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Fair value of assets acquired	$—	$17,726,858
Cash paid for capital stock	—	(15,002,448)

Liabilities assumed	$—	$2,724,410

See accompanying notes.

DISCOVERY PARTNERS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2002

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The condensed consolidated balance sheet as of September 30, 2002, condensed consolidated statements of operations for the three and nine months ended September 30, 2002 and 2001, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2002 and 2001 are unaudited, but include all adjustments (consisting of normal recurring adjustments) which the Company considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2002 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2001 included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

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

2. Net Loss Per Share

     Basic and diluted net loss per common share are presented in conformity with Statement of Financial Accounting Standard (SFAS) No. 128, Earnings per Share. In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. The Company has also excluded the effects of outstanding stock options and warrants from the calculation of diluted net loss per common share because all such securities are anti-dilutive for all applicable periods presented.

3. Comprehensive Loss

     SFAS No. 130, Reporting Comprehensive Income, requires the Company to report, in addition to net loss, comprehensive income (loss) and its components. A summary follows:

Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended		Nine Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Comprehensive loss:
Foreign currency translation adjustment	$30,710	$357,848	$471,074	$(192,492)
Unrealized gain (loss) on investments	(69,723)	547,145	(31,059)	478,389
Net loss	(808,923)	(6,422,423)	(11,235,670)	(9,511,385)

Comprehensive loss	$(847,936)	$(5,517,430)	$(10,795,655)	$(9,225,488)

4. Inventory

     Inventories are recorded at the lower of weighted average cost or market. Inventories consist of the following:

	September 30, 2002	December 31, 2001

	(Unaudited)
Raw materials	$1,325,657	$1,304,113
Work-in-process	3,618,854	848,664
Finished goods	18,159,803	17,441,612

	23,104,314	19,594,389
Less reserves	(18,465,883)	(11,419,634)

	$4,638,431	$8,174,755

     During the second quarter of 2002, the Company identified changes in the market for chemical compound libraries including a shift in demand from diverse purified compounds to purified targeted compounds and an increased demand to bring proprietary assets into drug discovery collaborations. As a result, the Company has made a decision to cease selling its chemical compounds on a stand-alone basis to third parties and, instead, will only make these compounds available as part of collaborations with future partners of the Company; however, there are no assurances that this strategy will be successful. Accordingly, the Company increased its inventory reserve by approximately $5.8 million to fully reserve for the chemical compound libraries as of June 30, 2002.

     Although the Company will not market these compounds in the future, it will fulfill its current contractual obligations, which expire in June 2003, to supply chemical compounds. The Company estimated that it will incur a loss of approximately $1.5 million on the delivery of these compounds under this existing contract and, therefore, provided for this anticipated contract loss in the results of operations for the three months ended June 30, 2002. During the third quarter of 2002, the Company incurred a loss totaling $58,130 related to the sale of compounds under these contracts and the Company has, therefore, reduced the contract loss accrual by such amount to $1,426,870.

5. Deferred Stock Compensation

     In conjunction with the Company’s initial public offering completed in July 2000, the Company recorded deferred stock compensation totaling approximately $2.7 million and $1.0 million during the years ended December 31, 2000 and 1999, respectively, representing the difference at the date of grant between the exercise or purchase price and estimated fair value of the Company’s common stock as estimated by the Company’s management for financial reporting purposes in accordance with Accounting Principles Board (APB) No. 25 and its related interpretation. Deferred compensation is included as a reduction of stockholders’ equity and is being amortized to expense on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation No. 28 over the vesting period of the options and restricted stock. During the three months ended September 30, 2002 and 2001, the Company recorded amortization of stock-based compensation expense of approximately $138,000 and $244,000, respectively. During the nine months ended September 30, 2002 and 2001, the Company recorded amortization of stock-based compensation expense of approximately $510,000 and $844,000, respectively.

6. Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (SFAS 141 and SFAS 142), Business Combinations and Goodwill and Other Intangible Assets, respectively. SFAS 141 replaces prior accounting standards and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment write-off approach. Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS 141 and SFAS 142 are effective for all business combinations completed after June 30, 2001. Additionally, effective January 1, 2002 amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 ceased, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for separate recognition under SFAS 141 have been reclassified to goodwill. The Company adopted SFAS 142 as of January 1, 2002. Accordingly, the Company ceased the amortization of goodwill and certain other intangibles resulting from acquisitions prior to July 1, 2001. The Company has determined that as of January 1, 2002 there was no impairment of goodwill. During the fourth quarter of 2002, the Company will perform its annual goodwill impairment analysis in accordance with SFAS 142 to test again for impairment. Since January 1, 2002, the market capitalization of companies in the biotechnology and pharmaceutical industries, including Discovery Partners, has significantly declined. The effects of these external market factors may contribute to a finding of goodwill impairment. Such a finding would require the impaired goodwill amount to be written off.

     The following unaudited pro forma information reconciles the net loss and loss per share reported for the three and nine months ended September 30, 2001 to adjusted net loss and loss per share which reflects the adoption of SFAS 142 and compares the adjusted information to the current year results:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

		(Pro Forma)		(Pro Forma)
Reported net loss	$(808,923)	$(6,422,423)	$(11,235,670)	$(9,511,385)
Goodwill and other intangible asset amortization	—	1,602,574	—	4,867,725

Adjusted net loss	$(808,923)	$(4,819,849)	$(11,235,670)	$(4,643,660

Basic and diluted loss per share:
Reported net loss	$(0.03)	$(0.27)	$(0.46)	$(0.40)
Goodwill and other intangible asset amortization	—	0.07	—	0.20

Adjusted net loss per share	$(0.03)	$(0.20)	$(0.46)	$0.20

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

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS 146 and Issue 94-3 relates to the requirements under SFAS 146 for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We do not expect that the adoption of SFAS 146 will have a material impact on the consolidated financial statements.

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

     Business conditions in our industry have been difficult in 2002 and we expect them to continue to be difficult through at least 2003. We do not expect that we could achieve substantial internal growth through 2003, except with a sacrifice of profitability. We will not seek the sort of revenue growth which we think will be unprofitable, and we will try to manage our expenses accordingly.

Critical Accounting Policies

     This discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates, and the estimates themselves might be different if we used different assumptions.

     We believe the following critical accounting policies involve significant judgments and estimates that are used in the preparation of our financial statements.

     Revenue recognition. Revenue from product sales, which include the sale of instruments, related consumables, and chemical compound libraries, is recorded as products are shipped if the costs of such shipments can be reasonably estimated and if all customer’s acceptance criteria have been met. Currently, we are delivering compounds pursuant to a significant multi-year contract. Compounds are shipped to the customer as soon as they have met acceptance criteria even if this results in partial shipment of a production batch. As of September 30, 2002, we did not have sufficient historical production yield experience to estimate the costs of these partial shipments; therefore, we have deferred the recognition of revenue and cost of sales until all compounds expected to be delivered in a specific production batch have been shipped to allow us to more accurately calculate the costs. Certain of our contracts for product sales include customer acceptance provisions that give our customers the right of replacement if the delivered product does not meet specified criteria; however, we have historically demonstrated that the products meet the specified criteria and we have no material history of customers exercising their right of replacement. Development contract revenues and high-throughput screening service revenues are recognized on a percentage of completion basis. Advances received under these development contracts and high-throughput screening service agreements are initially recorded as deferred revenue, which is then recognized as costs are incurred over the term of the contract. Certain of these contracts may allow the customer the right to reject acceptance of work performed; however, we have no material history of such rejections. Revenue from drug discovery and chemistry service agreements is recognized on a monthly basis and is based upon the number of full time equivalent (FTE) employees that actually worked on each agreement and the agreed-upon rate per FTE per month. Revenue due to us under the Xenometrix patent licensing agreements is recognized upon receipt of monies, provided we have no future obligation with respect to such payments. From time to time we receive requests from customers to bill and hold goods for them. In these cases, the customer accepts the risk of loss and the transfer of ownership of such goods prior to shipment. If the specific revenue recognition criteria under accounting principles generally accepted in the United States at the time of the bill and hold are met, the revenue is recognized.

     Long-lived assets. We periodically assess the recoverability of our long-lived assets by determining whether the carrying value of such assets exceeds its fair value. If impairment is indicated, we reduce the carrying value of the asset to fair value. While our current and historical operating and cash flow losses are potential indicators of impairment, we believe the future cash flows to be received from our business and long-lived assets will exceed the assets’ carrying value, and accordingly, we have not recognized any impairment losses through September 30, 2002.

     Inventory. Inventories are recorded at the lower of cost or market. We write-down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than we have projected, additional inventory write-downs may be required. During the second quarter of 2002, we identified changes in the market for chemical compound libraries including a shift in demand from diverse purified compounds to purified targeted compounds and an increased demand to bring proprietary assets into drug discovery collaborations. As a result, we made a decision to cease selling our proprietary chemical compounds on a stand-alone basis to third parties and, instead, will make these compounds available only as part of collaborations with our future partners; however, there are no assurances that this strategy will be successful. We will expense the development and production of any compound that is created for exclusive use as part of collaborations with our future partners. A significant portion of our net inventory balance is work-in-process related primarily to two multi-year chemistry collaborations, for one of which we are not yet able to reasonably estimate the costs of partial shipments made under the contract. For this contract, we anticipated recording revenue on a percentage of completion method (units of delivery), however, we have deferred the recognition of revenue and cost of sales until all compounds expected to be delivered in a specific production batch have been shipped to allow us to more accurately calculate the costs. Estimated losses on any deliverables are recorded when they become apparent. During the third quarter, we have reserved approximately $273,000 against the work-in-process representing the anticipated loss on the sale of one of our chemical libraries.

     Goodwill. In accordance with SFAS 142 we account for goodwill using an impairment write-off approach. Under SFAS 142, we will test goodwill annually (as of October 1) and whenever events or circumstances occur indicating that goodwill might be impaired. Goodwill is tested for impairment by comparing the fair value of each reporting unit with its carrying value. Fair value was initially determined based on a valuation performed by the Company which primarily considered the discounted cash flow, guideline company and similar transaction methods. We determined that as of January 1, 2002 there was no impairment of goodwill. During the fourth quarter of 2002, we will be performing our annual goodwill impairment analysis in accordance with SFAS 142 to test again for impairment. Since January 1, 2002, the market capitalization of companies in the biotechnology and pharmaceutical industries, as well as companies providing drug discovery tools like Discovery Partners, has significantly declined. Among the factors that can contribute to a determination that goodwill has been impaired are continuing operating losses by a reporting unit, and an enterprise market capitalization that is at or below cash/short-term investment position.

Results of Operations For The Three Months Ended September 30, 2002 and 2001

     Revenue. Total revenues increased 9% from the three months ended September 30, 2001 to the three months ended September 30, 2002. The revenue increase was primarily due to the expected production ramp up of our long-term chemistry collaborations and an increase in chemistry license revenue offset by lower revenues from the sale of non-exclusive chemical compounds, lower instrumentation product and contract sales, lower screening revenues and lower grant revenues. It is expected that revenues will exceed $11.0 million in the fourth quarter of 2002.

     Cost of revenues. Cost of revenues for the third quarter of 2001 includes a charge of $4.4 million of obsolete inventory reserves. During the third quarter of 2001, we experienced a shift in our mix of sales orders indicating a decrease in demand for certain of our inventoried chemical compound libraries, specifically large diversity libraries containing non-purified compounds. As a result of the changes in the marketplace, we assessed our ending inventory and increased our reserves for specifically identified obsolete inventory. No such charge was recorded in the third quarter 2002.

     Gross margin. Gross margin as a percentage of revenues (excluding a charge of $4.4 million related to obsolete inventory taken in the third quarter of 2001) decreased from 48% for the three months ended September 30, 2001 to 34% for the three months ended September 30, 2002. The reduction in gross margin for the third quarter 2002 was due to previously anticipated changes in the product and services mix, which resulted in a redeployment of company funded research and development efforts and resources to direct revenue generating activities, as well as unabsorbed biology operations capacity. This decrease was partially offset by new chemistry license agreements entered into in the third quarter 2002 with higher margins. Gross margin as a percentage of revenues is unlikely to increase from third quarter 2002 due to the forecasted absence of new chemistry licensing revenues and due to potential production ramp-up inefficiencies.

     Research and development expenses. Research and development expenses consist primarily of salaries and benefits, supplies and expensed development materials, and facilities costs and equipment depreciation. Research and development expenses decreased 58% ($1.8 million) from the three months ended September 30, 2001 to the three months ended September 30, 2002 primarily due to the redeployment of company funded research and development efforts and resources to direct revenue generating activities. The Company expects to reduce research and development expenditures to 10% of revenues.

     Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries and benefits for sales and marketing and administrative personnel, advertising and promotional expenses, professional services, and facilities costs. Selling, general and administrative expenses increased 32% ($860,000) from the three months ended September 30, 2001 to the three months ended September 30, 2002, due to additional personnel hired and relocation costs associated with the recent appointments of the Chief Operating Officer and the Chief Financial Officer.

     Stock-based compensation. During 1999 and 2000, we granted stock options with exercise prices that were less than the estimated fair value of the underlying shares of common stock on the date of grant. As a result, we have recorded deferred stock-based compensation to be amortized over the period that these options vest. The deferred stock-based compensation expense for the three months ended September 30, 2002 was approximately $138,000, compared to approximately $244,000 for the three months ended September 30, 2001.

     Amortization of goodwill. We recognized no goodwill amortization expense for the three months ended September 30, 2002 compared to approximately $1.5 million in goodwill amortization expense recognized during the three months ended September 30, 2001. This decrease is due to the adoption of SFAS 142, Goodwill and Other Intangible Assets, effective January 1, 2002. SFAS 142 required that we cease the periodic amortization of goodwill and certain other intangibles resulting from acquisitions prior to July 1, 2001. However, SFAS 142 also requires that goodwill be reviewed periodically and written off to the extent that it is impaired. We will conduct a goodwill impairment review in the fourth quarter 2002. We believe that significant goodwill write offs are possible.

     Interest income. We realized net interest income of approximately $515,000 for the three months ended September 30, 2002, as compared to net interest income of approximately $717,000 for the three months ended September 30, 2001. This decrease is primarily due to a decline in U.S. interest rates and a decrease in the average cash balance from the third quarter 2001 to the third quarter 2002.

Results of Operations For The Nine Months Ended September 30, 2002 and 2001

     Revenue. Total revenues decreased 4% from the nine months ended September 30, 2001 to the nine months ended September 30, 2002. The revenue decline was primarily due to significantly lower revenues from the sale of non-exclusive chemical compounds, lower instrumentation product and contract sales, lower screening revenues and lower grant revenues. These decreases were partially offset by increased revenue related to collaboration agreements with large pharmaceutical companies and instrumentation services contracts.

     Cost of Revenues. Cost of revenues for the nine months ended September 30, 2002 includes a charge of $5.8 million related to provisions for discontinued products. During the three months ended June 30, 2002, we identified changes in the market for chemical compound libraries including a shift in demand from diverse purified compounds to purified targeted compounds and an increased demand to bring proprietary assets into drug discovery collaborations. As a result, we made a decision to cease selling our chemical compounds on a stand-alone basis to third parties and, instead, will make these compounds available only as part of collaborations with our future partners; however, there are no assurances that this strategy will be successful. Accordingly, we increased our inventory reserve by approximately $5.8 million to fully reserve for the chemical compound libraries as of September 30, 2002 and recorded this charge as an additional cost of revenue.

     Additionally, the cost of revenues for the nine months ended September 30, 2002 includes a provision for contract losses estimated at approximately $1.5 million. The associated contracts obligate us to deliver compounds each quarter through the second quarter of 2003. The pricing of the compounds included in these contracts assumed that we would sell these compounds, under certain conditions, to multiple other customers. As a result of our decision to cease selling these compounds on a stand-alone basis, these secondary sales will not be realized and thus a loss is anticipated for these existing contacts. During the third quarter of 2002, we incurred a loss totaling $58,130 related to the sale of compounds under this contract and we have, therefore, reduced the contract loss accrual by such amount to $1,426,870.

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

     Gross margin. Gross margin as a percentage of revenues decreased from 51% for the nine months ended September 30, 2001 (excluding a $4.4 million charge for obsolete inventory) to 34% for the nine months ended September 30, 2002 (excluding a charge of $5.8 million related to discontinued products and $1.5 million of anticipated contract losses). The reduction in gross margin for the nine months ended September 30, 2002 was due to previously anticipated changes in the product and services mix, which resulted in a redeployment of company funded research and development efforts and resources to direct revenue generating activities, as well as unabsorbed biology operations capacity and non-recurring inefficiencies associated with ramping up our chemistry purification facility; partially offset by new chemistry license agreements entered into in the third quarter 2002 with higher margins.

     Research and development expenses. Research and development expenses consist primarily of salaries and benefits, supplies and expensed development materials, and facilities costs and equipment depreciation. Research and development expenses decreased 48% ($4.8 million) from the nine months ended September 30, 2001 to the nine months ended September 30, 2002. Research and development expenses decreased primarily due to the redeployment of company funded research and development efforts and resources to direct revenue generating activities.

     Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries and benefits for sales and marketing and administrative personnel, advertising and promotional expenses, professional services, and facilities costs. Selling, general and administrative expenses increased 20% ($1.7 million) from the nine months ended September 30, 2001 to the nine months ended September 30, 2002, due to additional personnel hired and relocation costs associated with the recent appointments of the Chief Operating Officer and the Chief Financial Officer and to payments to a strategic consulting firm.

     Stock-based compensation. During 1999 and 2000, we granted stock options with exercise prices that were less than the estimated fair value of the underlying shares of common stock on the date of grant. As a result, we have recorded deferred stock-based compensation to be amortized over the period that these options vest. The deferred stock-based compensation expense for the nine months ended September 30, 2002 was approximately $510,000, compared to approximately $844,000 for the nine months ended September 30, 2001.

     Amortization of goodwill. We recognized no goodwill amortization expense for the nine months ended September 30, 2002 compared to approximately $4.4 million in goodwill amortization expense recognized during the nine months ended September 30, 2001. This decrease is due to the adoption of SFAS 142, Goodwill and Other Intangible Assets, effective January 1, 2002. SFAS 142 required that we cease the periodic amortization of goodwill and certain other intangibles resulting from acquisitions prior to July 1, 2001. However, SFAS 142 also requires that goodwill be reviewed periodically and written off to the extent that it is impaired. We will conduct a goodwill impairment review in the fourth quarter 2002. We believe that significant goodwill write offs are possible.

     Interest income. We realized net interest income of approximately $1.5 million for the nine months ended September 30, 2002, as compared to net interest income of approximately $2.7 million for the nine months ended September 30, 2001. This decrease is primarily due to a decline in U.S. interest rates and a decrease in the average cash balance.

Liquidity and Capital Resources

     Since inception of the Company, we have funded our operations principally with $39.0 million of private equity financings and $94.7 million of net proceeds from our initial public offering in July/August 2000.

     At September 30, 2002, cash and cash equivalents and short-term investments totaled approximately $69.9 million, compared to $77.3 million at December 31, 2001.

     We currently anticipate investing between $0.8 million and $1.4 million during the fourth quarter of 2002 for leasehold improvements and capital equipment necessary to support future revenue growth. Our actual future capital requirements will depend on a number of factors, including our success in increasing sales of both existing and new products and services, expenses associated with any unforeseen litigation, regulatory changes, competition and technological developments, and potential future merger and acquisition activity.

     In April 2002, we paid $2 million in prepaid royalties as required under our exclusive Micro Arrayed Compound Screening (#ARCS) license agreement with Abbott Laboratories, which we carry on the balance sheet as other intangible assets. Expense will be recognized when royalties are earned. No other such license fees are payable for the remainder of 2002. If we elect to continue the exclusive license agreement with Abbott into 2003, a payment of $2 million will be due in April 2003.

RISKS AND UNCERTAINTIES

     In addition to the other information contained herein, you should carefully consider the following risk factors in evaluating our company.

We derive a significant percentage of our revenues from a single customer and are contractually required to fulfill specific obligations. We need to continue to satisfy the customer or else we could lose the contract and its anticipated revenues.

     We anticipate that a significant portion of our revenues for 2002 and beyond will be derived from our chemistry collaboration we entered into with Pfizer in December 2001. This collaboration requires us to deliver a large number of chemical compounds of guaranteed minimum purity with higher minimum weight quantity than we have historically been required to produce and deliver to other customers. We face the risk that, to the extent such minimum weight quantity and purity levels are not achieved in production, scheduled compound deliveries may be delayed, or additional costs may be required to reproduce or re-purify the compounds so that the minimum specifications are achieved, which could defer or eliminate revenues while increasing cost of revenues. We also may fail to deliver the minimum number of compounds required by Pfizer, which would increase the risk of Pfizer exercising its right to terminate the contract. In any event Pfizer has a contractual right to terminate the contract, with or without cause, upon six months notice beginning on January 1, 2003. During the three and nine months ended September 30, 2002, revenue from Pfizer represented 52% and 37%, respectively, of total revenue.

We may not achieve or sustain profitability in the future.

     We have incurred operating and net losses since our inception. As of September 30, 2002, we had an accumulated deficit of $53.8 million. For the years ended December 31, 1999, 2000 and 2001 and for the nine months ended September 30, 2002, we had net losses of $3.4 million, $11.7 million, $11.1 million, and $11.2 million, respectively. We may also in the future incur operating and net losses and negative cash flow from operations. We may not be able to achieve or maintain profitability. Moreover, if we do achieve profitability, the level of any profitability cannot be predicted and may vary significantly from quarter to quarter.

We expect business conditions in our industry to be difficult in the near term.

     Because we anticipate business conditions in the drug discover services business to be difficult through at least 2003, we are not seeking and do not anticipate sizable organic revenue growth in 2003.

Our success will depend on the prospects of the pharmaceutical and biotechnology industries and the extent to which these industries engage third parties to perform one or more aspects of their drug discovery process.

     Our revenues depend to a large extent on research and development expenditures by the pharmaceutical and biotechnology industries and companies in these industries outsourcing research and development projects. These expenditures are based on a wide variety of factors, including the resources available for purchasing research equipment, the spending priorities among various types of research and policies regarding expenditures during recessionary periods. General economic downturns in our customers’ industries or any decrease in research and development expenditures could harm our operations, as could increased popularity of management theories that counsel against outsourcing of critical business functions. In addition, the popularity of scientific thinking that disfavors expensive products (such as large diversity libraries) could negatively impact our revenues or our sales mix. Any decrease in drug discovery spending by pharmaceutical and biotechnology companies could cause our revenues to decline and adversely impact our profitability.

Our success will depend on technological improvements to the process of drug discovery and on improvements to our customers’ expected return on investment (ROI) in the phases of the drug discovery and development process that we participate in.

     The drug discovery and development process can be broadly separated into the following stages: Target identification; target validation; lead discovery; lead optimization; pre-clinical development; IND filing; clinical trials, phases I-III; new drug application (NDA); and post market surveillance. We currently participate in the areas of lead discovery and lead optimization. Current market studies indicate that, on average, less than one in fifty leads discovered ultimately results in an NDA. Moreover, based on current averages, for the isolated phases of lead discovery and lead optimization, the cost of acquiring a validated target plus the costs of lead discovery and lead optimization are greater than the expected proceeds of out-licensing a potential drug candidate during the pre-clinical phase of drug development. It is estimated that currently, a positive expected ROI on drug discovery and development does not occur until the drug candidate has successfully passed through phase II of clinical trials. Such conditions make it difficult for us to solicit profitable business from collaboration partners who are unable to fund the development of drug candidates through phase II of clinical trials.

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

We may write off significant amounts of goodwill.

     We are carrying $50.9 million of goodwill on our balance sheet arising from acquisitions. We intend to conduct a goodwill impairment review in the fourth quarter of 2002. The fact that our market capitalization recently has been approximately equal to our net cash position is considered an indicator of impairment. If the goodwill is impaired, we must write a portion or all of it off, which could result in a very significant reported net loss.

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

     A large portion of our revenues rely upon the specific success, either on the customer’s part in the form of delivering specified proteins for assay development or chemistry library design ideas of scientific projects for chemical compound development and production, or on our part in the form of assay or compound development or compound production,. To the extent that either we experience delays in receiving specific deliverables required for us to complete our objectives or we encounter delays in our ability meet our scientific obligations, we may be unable to receive and recognize revenues in accordance with our expectations.

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

     We compete with companies in the United States and abroad that engage in the development and production of drug discovery products and services. These competitors include companies engaged in the following areas of drug discovery:

•	Assay, development and screening, including Cerep, Evotec Biosciences, Oncogene Sciences, Neogenesis, Pharmacopeia, Tripos and 3D Pharmaceuticals;

•	Combinatorial chemistry instruments, including Argonaut and Mimotopes;

•	Compound libraries and lead optimization, including Albany Molecular Research, Pharmacopeia, Array Biopharma and Arqule;

•	Informatics, including Accelrys and Tripos; and

•	Gene profiling, including Affymetrix and Gene Logic.

     Academic institutions, governmental agencies and other research organizations also conduct research in areas in which we provide services, either on their own or through collaborative efforts. Also, essentially all of our pharmaceutical company customers have internal departments that provide some or all of the products and services we sell, so these customers may have limited needs for our products and services. Many of our competitors, including Pharmacopeia, have access to greater financial, technical, research, marketing, sales, distribution, service and other resources than we do. We may not yet be large enough to achieve satisfactory market recognition or operating efficiencies, particularly in comparison to some competitors.

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

     Our European eukaryotic gene profiling patent is currently under opposition in the European Patent Office. Resolution of the opposition may not be reached for up to one year. In any event, such opposition could result in substantial cost to us, whether or not the result of such proceedings is favorable to us. There can be no assurance that this patent will ultimately be held valid or that any efforts to defend our patent will be successful. If we are unsuccessful in defending our European eukaryotic gene profiling patent we could be subject to impairment charges reducing the carrying value of our patent assets.

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

     The trading price of our common stock likely will be volatile and could be subject to fluctuations in price in response to various factors, many of which are beyond our control, including:

•	actual or anticipated variations in quarterly operating results;

•	goodwill impairment charges;

•	announcements of technological innovations by us or our competitors;

•	new products or services introduced or announced by us or our competitors;

•	changes in financial estimates by securities analysts;

•	conditions or trends in the pharmaceutical and biotechnology industries or in the drug discovery “tools” industry;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	the implementation or wind-down of stock buyback programs;

•	additions or departures of key personnel;

•	economic and political factors; and

•	sales of our common stock.

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

     We plan to generate and use information that is not proprietary to our customers and which we derive from performing drug discovery services for our customers. However, our customers may not allow us to use information such as the general interaction between types of chemistries and types of drug targets that we generate when performing drug discovery services for them. Our current contracts typically restrict our use of certain scientific information we generate for our customers, such as the biological activity of chemical compounds with respect to drug targets, and future contracts also may restrict our use of additional scientific information. To the extent that our use of information is restricted, we may not be able to collect and aggregate scientific data and take advantage of potential revenue opportunities.

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

     Growth in our operations has placed and, if we grow in the future, will continue to place a significant strain on our operational, human and financial resources. In the past three years we have acquired five new businesses, and we intend to continue to grow our business internally and by acquisition. As and if we expand our operations we will not necessarily have in place infrastructure and personnel sufficient to accommodate the increased size of our business. Our ability to effectively manage any growth through acquisitions or any internal growth will depend, in large part, on our ability to hire, train and assimilate additional management, professional, scientific and technical personnel and our ability to expand, improve and effectively use our operating, management, marketing and financial systems to accommodate our expanded operations. These tasks are made more difficult as we acquire businesses in geographically disparate locations, such as our acquisitions of Discovery Technologies Ltd. (now Discovery Partners International AG) in Switzerland, Axys Advanced Technologies (now part of ChemRx Advanced Technologies) in the San Francisco area, Structural Proteomics in New Jersey, Systems Integration Drug Discovery Company in Tucson, Arizona and Xenometrix in Boulder, Colorado.

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

     Currency fluctuations between the U.S. dollar and the currencies in which we do business including the British pound, the Japanese yen, the Swiss franc and the Euro will cause foreign currency translation gains and losses. We cannot predict the effects of exchange rate fluctuations on our future operating results because of the number of currencies involved, changes in the percentage of our revenue that will be invoiced in foreign currencies, the variability of currency exposure and the potential volatility of currency exchange rates. We do not currently engage in foreign exchange hedging transactions to manage our foreign currency exposure; however, we may begin to hedge certain transactions between the Swiss franc and other currencies that are invoiced from our Swiss affiliate in order to minimize foreign exchange transaction gains and losses.

We may be subject to liability regarding hazardous materials.

     Our products and services as well as our research and development processes involve the controlled use of hazardous materials. For example, we often use acids, bases, oxidants, and flammable materials. Acids include trifluoroacetic acid and hydrochloric acid, bases include sodium hydroxide and triethylamine, oxidants include peracids and potassium permanganate, and flammable solvents include methanol, hexane and tetrahydrofuran. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. We cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of such an accident, we could be held liable for any damages that result, and any such liability could exceed our resources and disrupt our business. In addition, we may have to incur significant costs to comply with environmental laws and regulations related to the handling or disposal of such materials or waste products in the future, which would require us to spend substantial amounts of money.

Because it is unlikely that we will pay dividends, our stockholders will only be able to benefit from holding our stock if the stock price appreciates.

     We have never paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future.

Anti-takeover provisions in our charter and bylaws could make a third-party acquisition of us difficult.

     Our certificate of incorporation and bylaws contain provisions that could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. In addition, as a result of our acquisition of Axys Advanced Technologies, we have a standstill agreement with Axys Pharmaceuticals, which prevents Axys Pharmaceuticals (and prevents its subsequent acquirer, the Celera Genomics business of Applera Corporation) from making a hostile effort to acquire us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Short-term investments. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments are and will be in short-term marketable securities, U.S. government securities and corporate bonds. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to our principal. The average maturity of our investment portfolio is six months. A 1% change in interest rates would have an effect of approximately $365,000 on our income.

     Foreign currency rate fluctuations. The functional currency for our Discovery Partners International AG (DPI AG) group is the Swiss franc. DPI AG accounts are translated from their local currency to the U.S. dollar using the current exchange rate in effect at the balance sheet date for the balance sheet accounts, and using the average exchange rate during the period for revenues and expense accounts. The effects of translation for our DPI AG group are recorded as a separate component of stockholders’ equity (accumulated other comprehensive income (loss)). DPI AG conducts its business with customers in local currencies. Exchange gains and losses arising from these transactions are recorded using the actual exchange differences on the date of the transaction. We have not in the past taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with DPI AG or transactions with our worldwide customers, but anticipate that we could begin to hedge against foreign exchange transaction gains and losses resulting from non-Swiss franc invoices issued to customers by DPI AG in the near future. A 10% change in the value of the Swiss franc relative to the U.S. dollar throughout the first nine months of 2002 would have resulted in a 2% change in revenue for the nine months ended September 30, 2002.

     Inflation. We do not believe that inflation has had a material impact on our business or operating results during the periods presented.

Item 4. Controls and Procedures

     Evaluation of Controls and Procedures

     We maintain disclosure controls and procedures, which we have designed to ensure that material information related to Discovery Partners International, Inc., including our consolidated subsidiaries, is made known to our disclosure committee on a regular basis. In response to recent legislation and proposed regulations, we reviewed our internal control structure and our disclosure controls and procedures. Although we believe our existing controls and procedures are adequate to enable us to comply with our disclosure obligations, as a result of such review, we implemented minor changes, primarily to formalize and document the procedures already in place. We also established a disclosure committee which consists of certain members of the Company’s senior management.

     After the formation of our disclosure committee and within 90 days prior to the filing of this quarterly report, a subset of the disclosure committee comprised of the Company’s Chief Executive Officer, Mr. Pigliucci, and Chief Financial Officer, Mr. Kussman, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, Mr. Pigliucci and Mr. Kussman concluded that the Company’s disclosure controls and procedures are effective in causing material information to be collected, communicated and analyzed by management of the Company on a timely basis and to ensure that the quality and timeliness of the Company’s public disclosures comply with its SEC disclosure obligations.

     Changes in Controls and Procedures

     There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls after the date of our most recent evaluation.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

     The Company is not currently a party to any material legal proceedings.

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

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit
Number	Exhibit Description

10.59†	Amendment No. 1 to the 2001 Agreement between us and Pfizer Inc. effective May 15, 2002
10.60†	Amendment No. 2 to the 2001 Agreement between us and Pfizer Inc. effective January 5, 2002
99.1	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002

†	Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text (the “Mark”). This Exhibit has been filed separately with the Secretary of the Commission without the Mark pursuant to the Company’s Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934.

(b) Reports on Form 8-K:

     None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISCOVERY PARTNERS INTERNATIONAL, INC.

Date: November 14, 2002	By:	/s/ Riccardo Pigliucci

Riccardo Pigliucci Chief Executive Officer (Duly Authorized Officer)

Date: November 14, 2002	By:	/s/ Craig Kussman

Craig Kussman Chief Financial Officer, Vice President Finance and Administration and Secretary (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Riccardo Pigliucci, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Discovery Partners International, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Riccardo Pigliucci Riccardo Pigliucci Chief Executive Officer

I, Craig Kussman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Discovery Partners International, Inc.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Craig Kussman Craig Kussman Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.59†	Amendment No. 1 to the 2001 Agreement between us and Pfizer Inc. effective May 15, 2002
10.60†	Amendment No. 2 to the 2001 Agreement between us and Pfizer Inc. effective January 5, 2002
99.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002

†	Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text (the “Mark”). This Exhibit has been filed separately with the Secretary of the Commission without the Mark pursuant to the Company’s Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934.