Form 10-K
period 2002-12-31
DISCOVERY PARTNERS INTERNATIONAL INC
filed 2003-03-21
CIK 1113148

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

|X|            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2002

or

|_|            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Common Stock, $.001 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes |X| No |_|

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant, based on the last sale price of the Common Stock on June 28, 2002 as reported by the Nasdaq National Market, was approximately $108,000,000. Shares of common stock held by each officer, director and holder of 10% or more of the outstanding common stock, if any, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 17, 2003 there were 24,404,935 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2003, to be filed with the Commission pursuant to Regulation 14A, are incorporated by reference into Part III of this report.

Certain exhibits filed with the Company’s prior registration statements and Forms 10-K, 10-Q and 8-K are incorporated by reference into Part IV of this Report.

SIGNATURES	36
Financial Statements	F-1

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements that involve a high degree of risk and uncertainty. Such statements include, but are not limited to, statements containing the words “believes,” “anticipates,” “expects,” “estimates” and words of similar import. Our actual results could differ materially from any forward-looking statements, which reflect management’s opinions only as of the date of this report, as a result of risks and uncertainties that exist in our operations, development efforts and business environment. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements. You should carefully review the “Risks and Uncertainties” section below and the risk factors in other documents that we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q.

We own a registered trademark and service mark in IRORI®. We also own the following trademarks: MicroKan™, Unisphere™, Synthesis Manager™, Microtube™, Accucleave™, Clevap™, Chemiomics™, NanoKan™, ChemRx AT™, µARCS™, ChemCard™, Crystal Farm™ and Xenometrix™. This Annual Report on Form 10-K also includes trademarks owned by other parties.

Item 1.            Business

Overview

We were founded in 1995 as IRORI developing and selling instruments and associated consumables to pharmaceutical companies for the generation of large numbers of chemical compounds for drug discovery. In October 1998, we changed our name to Discovery Partners International, Inc. with the objective to create and commercialize a complete, integrated and highly efficient collection of drug discovery technologies focused from the point immediately following identification of a drug target through when a drug candidate is ready for clinical trials. Toward this end, in January 1999, we formed ChemRx to offer compound libraries and compound optimization services. We were then able to offer both the compound libraries as well as the instrumentation to generate compound libraries. In December 1999, we acquired Discovery Technologies, Ltd. (now known as Discovery Partners International AG) to provide assay development and ultra-high throughput screening services. This addition enabled us to offer screening services together with compounds and operates as a part of our Integrated Drug Discovery Unit.

In April 2000, we acquired Axys Advanced Technologies, or AAT, for a total consideration of 7,429,641 shares of our Common Stock and $600,000. This acquisition enabled us to offer the development and production of large compound libraries, and AAT now operates as a part of our Discovery Chemistry Unit.

In May 2000, we acquired 75% of the outstanding shares of Structural Proteomics. This acquisition provided us with computational software and services to make the drug discovery process more efficient. At the end of 2002 we acquired all the remaining shares of Structural Proteomics. Structural Proteomics operates as a part of our Integrated Drug Discovery Unit.

In July 2000, we successfully completed our initial public offering, and simultaneously reincorporated in the state of Delaware.

In January 2001, we acquired Systems Integration Drug Discovery Company, or SIDDCO, enhancing our capabilities in combinatorial chemistry research and development. SIDDCO operates as a part of our Discovery Chemistry Unit.

In May 2001, we acquired Xenometrix, Inc. This acquisition provided us with rights to a proprietary gene profiling system that we offer and license and enabled us to offer toxicology research products and services. Xenometrix operates as a part of our Integrated Drug Discovery Unit.

As a result of this growth, we currently offer customers a broad range of integrated drug discovery products and services from a single provider. Financial information regarding our financial condition and results of operations can be found in a separate section of this Report beginning on page F-1.

Industry Background

The Genomics/Proteomics Revolution

The drug discovery process is undergoing fundamental changes as a result of advances in genomics and proteomics. Historically, pharmaceutical and biotechnology companies have addressed only approximately 500 identified drug targets in the development of drugs. Industry experts predict that the application of genomics and proteomics will lead to the identification of thousands of new drug targets.

Genomics and proteomics, the studies of genes and the proteins they encode, have been the subject of intense scientific and commercial focus. Genomics has led to the identification of large numbers of genes encoding potential drug targets, increasing the demand for drug discovery products and services. Drug targets are biological molecules, such as enzymes, receptors, other proteins and nucleic acids that may play a role in the onset or progression of a disease. Once a company has identified a potential drug target, it must still devote significant time and resources to validating the target and screening libraries of compounds against the target to discover potential drug candidates, which must be optimized further before commencement of human testing.

Our business is to partner with companies to advance this drug discovery process by bringing to bear our integrated suite of drug discovery products and services.

The Drug Discovery Process

Despite numerous advances and breakthrough technologies in genomics and proteomics, the process of discovering drug candidates from drug targets, as illustrated in the following figure and described below, remains slow, expensive and often unsuccessful.

Drug targets. The genomics revolution has identified large numbers of human genes that encode the chemical information for cells to produce the proteins that determine human physiology and disease. Drug discovery organizations are rushing to advance these new drug targets into discovery with varying degrees of target validation, or understanding of their role in disease processes, or understanding of their susceptibility to modulation by chemical compounds. Modulation is defined as the process of selectively increasing or decreasing the biological activity of a particular drug target.

Assays. Once a drug target has been identified and has been validated as having a role in a disease process, a corresponding set of biological assays, or tests, that relate to the activity of the drug target in the disease process must be developed. These assays are designed to show the effect of chemical compounds on the drug target and/or the disease process. Additionally, assays indicate the relative potency and specificity of interaction between the target and the compounds. The more potent and specific the interaction between the target and the compound, the more likely the compound is to become a drug.

Compound libraries. Typically, biologists or biochemists conduct assays in which they screen libraries consisting of thousands of compounds each to find those compounds that are active in modulating the behavior of the drug targets. Traditionally, chemists generated these compounds for testing by synthesizing them one at a time, or painstakingly isolating them from natural sources.

During the last several years, the pharmaceutical industry has developed modular, building block techniques, known as combinatorial chemistry, to more efficiently and productively generate these compounds.

Screening. Screening is the process of testing compounds in assays to determine their potential therapeutic value. A typical screening campaign at a pharmaceutical company will entail screening hundreds of thousands of compounds from multiple compound sources. Today’s automated high throughput screening, or HTS, systems can test hundreds of thousands of compounds per day and require only very small amounts of each compound and target material.

Hits-to-optimized-leads. A successful screening process will identify a number of compounds, or hits, that show activity against the drug target. One or more of the hits are then selected for optimization based on their potency and specificity against the drug target. The hits selected for the optimization process are generally referred to as “leads.”

Optimizing a lead compound involves repeatedly producing several slight chemical variants of the lead compound and screening them in assays to discover the relationship between the changes in the molecular structure of compounds and the positive or negative effect on biological activity in the assay. These trends are called “structure-activity relationships,” or SARs, and are used to identify the compounds that have the optimal effect on the biological activity in the assay. Traditionally, defining SARs was painstakingly slow. Within the last several years, combinatorial chemistry methods have helped to speed this process. Chemists create “focused libraries” that are comprised of dozens to hundreds of compounds, computationally designed to explore the SARs of leads.

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

Limitations of the Current Industry

To meet growth expectations, pharmaceutical companies are under intense pressure to introduce new drugs, and they have increased research and development expenses more than seven-fold since 1985. Nevertheless, the number of new small molecular chemical entities approved by the Food and Drug Administration per year has decreased over that period, decreasing from 22 in 1985 to 17 in 2002. Despite major scientific and technological advances in areas such as genomics, HTS and combinatorial chemistry, the drug discovery process remains lengthy, expensive and often unsuccessful.

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

Inefficient production of compound libraries. The increase in the number of potential drug targets has increased the demand for high quality compounds for screening. Traditional methods and instrumentation produce either discrete compounds in small numbers, or produce large numbers of compounds that are not discrete, but are present as mixtures whose components must be identified later using time-consuming tagging and screening techniques. Further, the processes used to develop compound libraries have been labor intensive and have lacked the efficiencies created by automated instrumentation.

Low quality compound libraries. While combinatorial chemistry has vastly increased the number of compounds available for screening, many of the compounds generated have lacked the qualities necessary to become new drug candidates. Also, many libraries contain impure compounds that could lead to false positives or the inability to reproduce results. Inadequately validated chemistries generate hit compounds that are difficult or impossible to reproduce. In addition, often libraries are designed without paying adequate attention to diversity of chemical properties. These oversights result in libraries that have large numbers of redundant, or unproductively similar, compounds. Further, little attention is devoted to the drug-like nature of the compounds leading to hits that could be toxic or have other fundamental ADME flaws.

Inadequate informatics and computational tools. Success of many drug discovery programs is predicated on screening large numbers of compounds, followed by the synthesis and testing of compounds for optimization and for their ADME and toxicology characteristics. This sequential approach is time-consuming and costly. Many of the recent advances in drug discovery have been targeted at streamlining this process and have allowed large numbers of compounds to be generated and tested in higher throughput. However, these advances have been incremental. Pharmaceutical companies can save large expenditures of time and money by using informatics and computational tools to develop increased and earlier knowledge about which targets are likely to be receptive to chemical modulation, the likely interaction of chemicals and biological targets and which compounds are likely to have unacceptable ADME and toxicological characteristics.

Lack of an integrated, neutral drug discovery solution. Many of the companies that provide drug discovery services to the pharmaceutical and biotechnology industries provide only selected services. As a result, they are unable to provide the knowledge and efficiencies that can be gained by broad experience in all facets of drug discovery. Further, customers seeking a total outsource solution must use valuable resources to manage multiple vendors and integrate inconsistent or incompatible products. Many drug discovery service providers also compete with their potential customers by conducting internal, proprietary drug discovery activities.

Our Solution

We bring together a unique combination of drug discovery expertise, technology and services to meet the needs of the pharmaceutical and biotechnology industries. Our customers include most major pharmaceutical companies and numerous biotechnology companies. We believe the broad range of products and services we offer or intend to offer will provide the following benefits:

Target validation. We have developed a large number of libraries of highly diverse compounds that are specifically designed to modulate many drug targets. We believe that we will be able to use these libraries, which are not sold on a standalone basis but rather only as part of an integrated suite of our products and services, to provide early information about whether a drug target is susceptible to chemical modulation and, if so, whether modulation of its activity has an important effect on the disease process or outcome. If these libraries are successful in providing this information early in the drug discovery process, our customers can save large amounts of time and resources. We believe our µARCS technology, a highly cost-effective uHTS platform, has the potential to become an invaluable tool to use a chemical genetics approach for target validation.

Efficient production of compound libraries through our Directed Sorting products. Our proprietary combinatorial system, referred to as Directed Sorting, combines the advantages of parallel synthesis, i.e., discrete compounds with large amounts of each compound, and split-and-pool synthesis, i.e., very high productivity, in generating compound libraries. In parallel synthesis, chemists perform multiple chemical reactions simultaneously, or “in parallel”. In split-and-pool synthesis, chemists take the product of one set of reactions and repeatedly split them for subsequent sets of reactions. Using our direct sorting technology chemists can synthesize compounds with high efficiency and speed and keep the compounds discrete in individually tagged reactors. Our Directed Sorting products have gained widespread acceptance throughout the pharmaceutical industry.

High quality compound libraries. Our chemistries are repeatable and our compounds rapidly replenishable because we produce detailed synthesis protocols, or recipe books, for each library. We are able to rapidly create focused libraries containing slight variations of hits from our original discovery or targeted libraries to study SARs. Working with our customers, we design discovery libraries for maximum diversity using proprietary computer algorithms. Finally, after synthesis, we use multiple analytical methods to ensure a high degree of compound purity. As a consequence, our libraries contain highly diverse, drug-like compounds of high purity. Our exclusive Accelerated Retention Window (ARW) method may be used to purify large combinatorial libraries to 90% purity or greater for the majority of compounds.

Broad range of products and services for assay development, chemistry and screening. We currently offer a broad range of drug discovery products and services targeted at areas of significantly expanded demand from pharmaceutical and biotechnology companies — assay development, chemistry and screening. We have performed almost 150 different assays for our customers. We also provide access to more than 450,000 discrete compounds. Our approach for efficiently finding screening hits or drug leads combines proprietary computational methods for compound selection and data mining with our broadly applicable high throughput screening platform. In addition, our team of chemists and biologists has worked on numerous hit and lead optimization projects for our customers. To improve the ease of access to screening and cost effectiveness of the screening process, we have licensed micro Arrayed Compound Screening (µARCS), a next generation ultra high throughput screening technology. In addition, we possess the capability to study the effect of drugs on a sub-cellular level in quantitative terms.

Development of an informatics and computational tools knowledge base. We apply state-of-the-art computational software tools to generate predictive information in the early stages of drug discovery. We use our tools to correlate information available on families of drug targets and compounds with screening data to predict which drug targets are likely to be receptive to chemical modulation, and which chemical structures are likely to react favorably with large families of drug targets or produce unacceptable ADME or toxicological results. Initially, we have developed computer algorithms that allow us to design libraries of compounds or to select compounds from existing collections with maximum diversity, thereby reducing the number of compounds that must be screened to identify hits. We believe that our computational tools will have the potential to virtually complement the drug discovery process, thus reduce the time and resources involved.

Integrated drug discovery products and services on attractive terms. We offer a broad range of integrated drug discovery products and services on terms and conditions that we believe make our products and services attractive to purchase. We believe that our integrated approach provides unique value to our customers. We believe that our financial terms and focus on our customers’ needs rather than our own drug development efforts makes our product and service offerings more attractive to our customers.

Our Strategy

Our strategy is to offer a complete, integrated and highly efficient drug discovery platform optimized to overcome many of the limitations associated with the slow and expensive traditional drug discovery process. Accordingly, we:

Offer an integrated and complete drug discovery solution from drug target to drug candidate. We offer our customers a suite of drug discovery technologies, products and services that address speed and cost considerations in the drug discovery process. We develop, produce and sell collections of chemical compounds in collaborations with pharmaceutical and biotechnology companies to be used to test for their potential use as new drugs or for use as the chemical starting point for new drugs. We develop, manufacture and sell proprietary instruments, such as Direct Sorting instrument systems, and the associated line of consumable supplies that are used by the pharmaceutical and biotechnology industries in their own in-house drug discovery chemistry operations. We provide assay development and screening services to our customers in which chemical compounds are tested for their biological activity as potential drugs. We use computational software tools that guide the entire process of chemical compound design, development and testing. We offer ADME and toxicology capabilities and license our proprietary gene profiling system that characterizes a cell’s response upon exposure to compounds and other agents by the pattern of gene expression in the cell.

Broaden and deepen our technology through internal invention and acquisition. We have assembled our current suite of advanced technologies, products and services both through internal invention and acquisition. We have developed our lead optimization capabilities and our Directed Sorting instrument systems and consumables internally. We have generated our assay development and screening capabilities, our ability to develop and synthesize large discovery libraries of compounds, our informatics technology and products, and our ADME and toxicology capabilities through acquisition. We intend to continue to invest in internal research and development and to acquire and integrate cutting edge products and services in order to stay at the forefront of drug discovery technology. We have exclusively licensed µARCS from Abbott Laboratories. This next generation screening platform is being used to increase the efficiency of our internal high throughput screening. We are also making this technology available to our customers.

Target the pharmaceutical and biotechnology industries. We will focus on providing drug discovery products and services to the pharmaceutical and biotechnology markets. In a 2001 report, Pharmaceutical Research and Manufacturers of America estimated that the pharmaceutical industry alone would spend more than $30 billion on research and development in 2001. The pharmaceutical and biotechnology industries provided substantially all of our revenues in the year 2002, and we expect substantially all of our revenues to come from those industries for the foreseeable future. We have a skilled team of business development and marketing professionals targeting pharmaceutical and biotechnology customers worldwide. Due to some similarities of pharmaceutical and agrochemical discovery research, we also sell our products and services to the agrochemical industry and expect to continue to do so in the future.

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

Generate multiple revenue streams. We sell a variety of products and services and have more than 200 customers. Our multiple revenue streams reduce the potential negative consequences to us if any one of our product or service areas ceases to be productive. We expect to continue to sell to our customers primarily for current revenue, but when appropriate, we may structure financial terms to include milestone payments or royalties based on the success of the ultimate pharmaceutical product.

Expand our knowledge base. Because of the large number and diversity of our customers, we generate and are exposed to large amounts of highly useful information about the drug discovery process and about the general interaction between types of chemistries and types of drug targets. Much of this information is not specific to or proprietary to our customers and increases our understanding of the interaction of the drug targets we work on and the chemistries we apply to them as well as of the drug discovery process itself. We believe this knowledge will enable our customers and us to conduct drug discovery work faster, less expensively and with a greater likelihood of success. Our ultimate goal is to leverage our knowledge base to streamline the drug discovery process and to create new revenue opportunities for us.

Products and Services

We sell products and services designed to make the drug discovery process faster, less expensive and more likely to generate a drug candidate. The products and services provided by our centers of excellence in Instrumentation, Chemistry, Biology including Toxicology, and Informatics can be purchased individually or as integrated solutions, depending on our customers’ requirements. As described below, we currently offer products and services in many functional disciplines of the drug discovery process. We intend to continue to add to our functional offerings in order to provide a comprehensive and integrated suite of drug discovery services to our pharmaceutical and biotechnology customers.

Assays

We provide assay development services for pharmaceutical, biotechnology and agrochemical discovery. Our team of scientists is particularly experienced in working with major disease target classes such as protein kinases, G-protein-coupled receptors, nuclear receptors, phosphatases, and proteases. Biological systems about which we have particular expertise include enzymes, receptor-ligand interaction, protein-protein interaction, reporter-gene assays in prokaryotic and eukaryotic cells, cellular proliferation, differentiation and physiologic response, and microbial growth. Most recently we acquired a Cellomics ArrayScanII system and established the High Content Screening technology in-house. This allows us to profile compounds for their effect on multiple intracellular events in one assay.

Through our acquisition of Xenometrix we can now offer unique cell-based assays with multiple gene response indicators, which give specific information on the biological activity of a pharmaceutical compound. Genetically engineered living cells allow us to determine the on and off state of gene promoters in the presence of compounds. Our portfolio of reporter cell lines provides important efficacy and safety information to the drug research industry to help optimize the selection of drug candidates before moving to the more costly stages of pre-clinical and clinical testing.

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

Our current products based on the Directed Sorting technology include an ultra-high throughput chemistry system that can generate up to one million discrete compounds per year (the NanoKan System), an automated chemistry system (the AutoSort System) and a manual chemistry system. All of these systems include hardware and software platforms and use disposable micro-reactors that provide ongoing revenues for every compound that is synthesized using these products.

Proprietary Libraries

We offer a broad range of highly purified compound libraries for assay screening and rapid hit-to-lead activities.

Discovery Libraries. We generate and sell discovery libraries, which are collections of diverse, drug-like compounds that are designed using computer programs to systematically explore specified areas of chemical space or types of chemistry. They are used in the initial stages of screening in which very little information is known about which compounds will alter the activity of the drug target in the assay.

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

We have created and use a combinatorial chemistry technology platform employing parallel synthesis and our Directed Sorting system. Our approach provides the following advantages:

•         Purity: Maximum purity is important to minimize false positives during screening. We can deliver compounds that are greater than 90% pure depending on customer specifications. Our quality control measures include high performance liquid chromatography (HPLC), mass spectroscopy (MS), nuclear magnetic resonance (NMR), evaporative light scattering detection (ELSD) and weight percent analysis. We achieve the required purity using several purification technologies including our proprietary Accelerated Retention Window (ARW) high throughput purification process;

•         Diversity: Each discovery library of approximately 1,000 to 5,000 drug-like compounds is designed to contain a set of highly diverse compounds using our chemical mapping and differentiation software;

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

Our HTS modules are equipped to quickly and efficiently process the particular assay being carried out. A module consists of the appropriate plate and liquid handling equipment, coupled with the best read out technology for the assay being run. Fluorimetric read out technology includes the fluorometric imaging plate reader, homogenous time-resolved fluorescence and fluorescence polarization. Isotopic read out technology includes Flash Plate, and the scintillation proximity assay. A Perkin-Elmer ViewLux plate imager may also be used to further speed the plate reading process or a Cellomics ArrayScanII system is available to study events at single cell levels.

We deliver a list of validated hits to our screening customers. We also provide hit follow-up and verification services and, when desired, actual physical samples of the hit compounds. We anticipate that our screening services will lead to additional revenue opportunities based on requests for chemistry-based hit and lead optimization services.

To improve the speed and cost effectiveness of the screening process, we have developed micro ARrayed Compound Screening (µARCS™), a next-generation ultra high throughput screening technology exclusively licensed from Abbott Laboratories. µARCS will eliminate the need for microtiter plates by spotting compounds at a very high density directly onto microtiterplate size sheets, called ChemCards™. Each ChemCard contains duplicates of 4,608 compounds. Dramatic savings can be realized in running the µARCS assays because the need for liquid handling automation is eliminated and very small amounts of reagent are required. This platform provides rapid and cost effective high performance high throughput screening while supporting a very broad range of biochemical and cellular assays.

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

Drug discovery informatics; ADME and Toxicology

We are developing computational tools that we believe will allow us to substantially increase our knowledge of the characteristics of targets, leads, and ligand-target interactions which can be applied throughout the drug discovery process to significantly reduce the time and cost of developing a drug. We currently have computer algorithms that allow us to design libraries of compounds with high diversity, thereby increasing the likelihood of finding hits during screening. When screened against large numbers of potential drug targets, we believe these large and highly diverse libraries will provide significant information about which drug targets are amenable to modulation by chemical means. We have developed novel algorithms to aid in the understanding and utilization of the data resulting from high throughput screening experiments. We have developed a protein (drug target) family analysis tool which we believe will allow us to use screening data to correlate drug target families with the types of compounds which will likely bind to them. Using this tool, we hope to be able to design highly effective targeted libraries for whole drug target families. In addition, we hope to use this tool to efficiently design potent compounds for a particular drug target and to efficiently search databases of compounds available from other vendors for likely leads.

We expect to further use our computational tools and screening data to help predict ADME and toxicological reactions to classes of compounds. This will allow our customers to avoid spending money and time on hits and leads that will ultimately fail due to their ADME and toxicological characteristics.

Integrated drug discovery

In 2002 we continue to offer integrated collaborative drug discovery services which provide our clients with many of the tools and capabilities needed to find and advance leads to preclinical candidates. In these partnerships we provide integrated access to our computational design and analysis, chemistry, and biology capabilities for the purpose of developing a preclinical lead for the client’s target. Each collaborative program is customized to increase the likelihood of success. Milestone payments, which are due upon lead compounds demonstrating specified potency and selectivity requirements, are typically included in addition to FTE fees. Currently, milestone payments are not anticipated to be material to total revenue in 2003.

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

Research and Development

Our research and development expenses totaled approximately $6.2 million in 2002, $13.0 million in 2001 and $8.9 million in 2000. None of these expenses was funded by outside parties. We conduct research and development programs in three primary areas as follows:

Core instrumentation technology. These projects include the development of new instrumentation technologies of the type that led to the development of our current IRORI products, including the NanoKan System. Core technology projects have also expanded beyond synthesis technology to include the development of other drug discovery instrumentation, including Crystal Farm™, our proprietary self-contained crystallization system that provides automated high throughput incubation and imaging of thousands of protein crystallization experiments. We implement projects on our own behalf and in collaboration with customers to develop specific instruments we identify as product opportunities. In collaborative projects, we seek to retain the intellectual property and commercialization rights.

Drug discovery informatics. We have initiated drug discovery informatics projects that we believe will lead to a host of new products and services. We have begun to develop informatics tools that will aid in the design of new compound libraries that are optimized for potency toward a specific drug target and minimized for interactions with other undesired targets. Additionally, we are developing computational software and algorithms that may provide rapid advances in the areas of high throughput protein homology determination and cell-based and target-based virtual screening.

Assay development and high throughput screening. We continue to invest in new assay development and HTS technologies that we believe will allow us to broaden our product and service offerings. We are continually expanding our portfolio of assays and believe that current research and development programs will allow us to address virtually every type of homogeneous or heterogeneous drug discovery assay, and a wide range of agrochemical assays. We are investing in the µARCS technology in order to improve the speed and cost effectiveness of the screening process.

Customers

During 2002, the Company generated revenue from approximately 200 customers worldwide. The most significant by volume are as follows:

Allergan	Kyowa
Asahi	Merck
Aventis	Microbia
Bayer	Millenium Pharmaceuticals
Bristol-Myers Squibb	Novartis
Celera Genomics	Pfizer
CV Therapeutics	Proctor & Gamble
Daiichi	Selectide
Genomic Institute of the Novartis Research	Syngenta
Foundation	Takeda
Hoffman-La Roche	Theracos
Inspire Pharmaceuticals	Vertex
Japan Tobacco	Xenon Genetics
Kirin

The following table contains each customer that represented over 10% of our revenue for any of the indicated periods. There were no customers that represented over 10% of our revenue in 2001.

	Years Ended December 31,

	2002	2001	2000

Pfizer	41%	8%	10%
Japan Tobacco	5%	4%	14%
Aventis	3%	4%	12%

The following table presents the geographic breakdown of our revenue for our last three fiscal years.

	Years Ended December 31,

	2002	2001	2000

United States	67%	62%	66%
Japan	17%	27%	25%
All other Foreign Countries	16	11%	9%

Agreement with Pfizer

In December 2001, we entered into a multi-year agreement with Pfizer to develop and produce libraries of high purity chemical compounds to be used in Pfizer’s drug discovery programs. Under this agreement, we collaborate with Pfizer to design and develop custom libraries of drug-like compounds that are exclusive to Pfizer. We manufacture and purify the compounds to high purity standards using, among other methods, our proprietary Accelerated Retention Window (ARW) purification technology. The initial term of the agreement expires in January 2006. Either party may terminate the agreement upon the material, unremedied breach of the other party. In addition, Pfizer has the right to terminate the agreement if we are merged with or into or sold to a third party or upon six months of notice. In any event Pfizer has a contractual right to terminate the contract, with or without cause, upon six months notice beginning on January 1, 2003. In such event, Pfizer will retain exclusive rights to the libraries of compounds that we have delivered to Pfizer, and will only be obligated to pay us for the minimum contracted compound libraries and manufacturing and purification services during the notice period. The estimated potential value of this 4-year collaboration may reach $95 million, making it material to our annual revenues each of the years 2002 through 2005. Achieving the full amount is, in effect, subject to Pfizer continuing to elect to place orders, or not cancel orders, for work. We believe Pfizer’s current intent is to fund the entire $95 million, provided that our work continues to be satisfactory. However, this is entirely in Pfizer’s control and subject to Pfizer’s discretion. During 2002, revenue from Pfizer represented 41% of total revenue.

Intellectual Property

To establish and protect our proprietary technologies and products, we rely on a combination of patent, copyright, trademark and trade secrets laws, as well as confidentiality provisions in our contracts.

We have implemented an aggressive patent strategy designed to maximize our intellectual property rights. We are pursuing patent coverage in the United States and those foreign countries that are home to the majority of our anticipated customer base. We currently own 23 issued patents in the United States. In addition, our patent portfolio includes eight pending patent applications in the United States and corresponding international and foreign filings in major industrial nations.

United States patents issued from applications filed prior to June 8, 1995 have a term of the longer of 20 years from the earliest priority date or 17 years from issue. Five of our applications were filed prior to June 8, 1995 and all of these applications have issued. United States patents issued from applications filed on or after June 8, 1995 have a term of 20 years from the application filing date or earlier claimed priority. Patents in most other countries have a term of 20 years from the date of filing of the patent application. Our remaining patent applications, including the applications from which 18 of our issued patents were derived, were filed after June 8, 1995. Because the time from filing to issuance of patent applications is often several years, this process may result in a shortened period of patent protection, which may adversely affect our ability to exclude competitors from our markets. Our issued United States patents have expiration dates ranging from April 2015 to April 2020. None of our licenses to use others’ patents will expire within the next ten years other than the Trega license which will expire in the United States in March of 2005. Our success will depend to a significant degree upon our ability to develop proprietary products and technologies and to obtain patent coverage for the products and technologies. We intend to continue to file patent applications covering any newly developed products and technologies.

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

Our European eukaryotic gene profiling patent was opposed by various companies. Oral proceedings were held before the Opposition Division of the European Patent Office in January 2003. At the conclusion of the hearing, the Opposition Division maintained our patent in amended form. As amended, the patent claims kits and methods for identifying and characterizing the potential toxicity of a compound using expression profiles of four categories of stress. The decision of the Opposition Division may be appealed to the Technical Board of Appeal of the European Patent Office. Such appeal, if any, will not be resolved for several years.

There is no assurance that we will ultimately prevail in the appeal or be successful in enforcing or further licensing our European patent. If we are unsuccessful, the value of our gene profiling patent and any royalties it may generate could be reduced.

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

Third parties may file claims asserting that our technologies or products infringe on their intellectual property. We cannot predict whether third parties will assert such claims against us or our licensees or against the licensors of technology licensed to us, or whether those claims will harm our business. If we are forced to defend against such claims, whether they are with or without merit, and whether they are resolved in our favor or against us, our licensees or our licensors, we will incur significant expenses and experience diversion of management’s attention and resources. As a result of any disputes over intellectual property, we may have to develop at a substantial cost non- infringing technology or enter into licensing agreements. These agreements, if necessary, may be unavailable on terms acceptable to us, or at all, which could seriously harm our business or financial condition.

License Agreement with Abbott Laboratories. On January 2, 2001 we signed an agreement with Abbott Laboratories that provides us with the exclusive license to µARCS. We paid Abbott $2 million in prepaid royalties upon signing of the agreement and an additional $2 million in April 2002. An additional payment of $2 million is due in April 2003. The Abbott µARCS technology provides ultra high throughput screening of thousands of compounds per microplate-sized card against a very broad range of drug discovery targets, without the use of individual wells and the attendant liquid handling requirements. We believe this technology can enable virtually any laboratory to screen compounds against a wide range of targets faster and less expensively than other available screening methodologies.

Competition

We compete with companies in the United States and abroad that engage in the development and production of drug discovery products and services. These competitors include companies engaged in the following areas of drug discovery:

•         Assay, development and screening, including Cerep, Evotec OAI AG, Pharmacopeia and Tripos;

•         Combinatorial chemistry instruments, including Argonaut and Mimotopes;

•         Compound library development and lead optimization services, including Albany Molecular Research, Pharmacopeia, Array Biopharma, Evotec OAI AG, Biofocus and ArQule;

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

Employees

As of February 1, 2003, we had approximately 236 full-time employees worldwide. None of our employees is covered by a collective bargaining agreement.

Web Site Access to SEC Filings

We maintain an Internet website at www.discoverypartners.com. We make available free of charge on our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

We anticipate that a significant portion of our revenues for 2003 and beyond will be derived from our chemistry collaboration we entered into with Pfizer in December 2001. This collaboration requires us to deliver a large number of chemical compounds of guaranteed minimum purity with higher minimum weight quantity than we have historically been required to produce and deliver to other customers. We face the risk that, to the extent such minimum weight quantity and purity levels are not achieved in production, scheduled compound deliveries may be delayed, or additional costs may be required to reproduce or re-purify the compounds so that the minimum specifications are achieved, which could defer or eliminate revenues while increasing cost of revenues. We also may fail to deliver the minimum number of compounds required by Pfizer, which would increase the risk of Pfizer exercising its right to terminate the contract. In any event Pfizer has a contractual right to terminate the contract, with or without cause, upon six months notice beginning on January 1, 2003. During 2002, revenue from Pfizer represented 41% of total revenue.

We may not achieve or sustain profitability in the future.

We have incurred operating and net losses since our inception. As of December 31, 2002, we had an accumulated deficit of $104.7 million. For the years ended December 31, 2000, 2001 and 2002 we had net losses of $11.7 million, $11.1 million, and $62.1 million, respectively. We may also in the future incur operating and net losses and negative cash flow from operations. We may not be able to achieve or maintain profitability. Moreover, if we do achieve profitability, the level of any profitability cannot be predicted and may vary significantly from quarter to quarter.

We expect business conditions in our industry to be difficult in the near term.

Because we anticipate business conditions in the drug discovery services business to be difficult through at least 2003, we are not seeking and do not anticipate sizable organic revenue growth in 2003.

Our success will depend on the prospects of the pharmaceutical and biotechnology industries and the extent to which these industries engage third parties to perform one or more aspects of their drug discovery process.

Our revenues depend to a large extent on research and development expenditures by the pharmaceutical and biotechnology industries and companies in these industries outsourcing research and development projects. These expenditures are based on a wide variety of factors, including the resources available for purchasing research equipment, the spending priorities among various types of research and policies regarding expenditures during recessionary periods. Geopolitical uncertainty or general economic downturns in our customers’ industries or any decrease in research and development expenditures could harm our operations, as could increased popularity of management theories that counsel against outsourcing of critical business functions. Any decrease in drug discovery spending by pharmaceutical and biotechnology companies could cause our revenues to decline and adversely impact our profitability.

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

For example, because of the heavy concentration of the pharmaceutical industry and the relatively high cost of our systems, such as, NanoKan, µARCS and Crystal Farm, we expect to place only a limited number of systems before we saturate the market for these products.

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

A large portion of our revenues rely upon the scientific success, either on the customer’s part in the form of delivering specified proteins for assay development or chemistry library design ideas of scientific projects for chemical compound development and production, or on our part in the form of assay or compound development or compound production. To the extent that either we experience delays in receiving specific deliverables required for us to complete our objectives or we encounter delays in our ability meet our scientific obligations, we may be unable to receive and recognize revenues in accordance with our expectations.

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

We have a limited history of offering our products and services, including informatics tools, biology services, µARCS, toxicology services, Crystal Farm and combinatorial chemistry instrumentation systems. It is uncertain whether our current customers will continue to use these products and services or whether new customers will use these products and services. In order to be successful, our products and services must meet the requirements of the pharmaceutical and biotechnology industries, and we must convince potential customers to use our products and services instead of competing technologies and offerings. Moreover, we cannot thrive unless we can achieve economies of scale on our various offerings. Market acceptance will depend on many factors, including our ability to:

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

We compete with companies in the United States and abroad that engage in the development and production of drug discovery products and services. These competitors include companies engaged in the following areas of drug discovery:

•         Assay, development and screening, including Cerep, Evotec OAI AG, Pharmacopeia and Tripos;

•         Combinatorial chemistry instruments, including Argonaut and Mimotopes;

•         Compound libraries and lead optimization, including Albany Molecular Research, Pharmacopeia, Array Biopharma, Evotec OAI AG, Biofocus and ArQule;

•         Informatics, including Accelrys and Tripos; and

•         Gene profiling, including Affymetrix and Gene Logic.

Academic institutions, governmental agencies and other research organizations also conduct research in areas in which we provide services, either on their own or through collaborative efforts. Also, essentially all of our pharmaceutical company customers have internal departments that provide some or all of the products and services we sell, so these customers may have limited needs for our products and services. Many of our competitors, including Pharmacopeia, have access to greater financial, technical, research, marketing, sales, distribution, service and other resources than we do. We may not yet be large enough to achieve satisfactory market recognition or operating efficiencies, particularly in comparison to some competitors. In addition, small size (particularly when combined with unprofitable operations) often results in the loss of stock research analyst coverage; absence of coverage makes it difficult for a company to find and hold a stock market following. Currently, only one analyst follows us.

Moreover, the pharmaceutical and biotechnology industries are characterized by continuous technological innovation. We anticipate that we will face increased competition in the future as new companies enter the market and our competitors make advanced technologies available. Technological advances or entirely different approaches that we or one or more of our competitors develop may render our products, services and expertise obsolete or uneconomical. For example, advances in informatics and virtual screening may render some of our technologies, such as our large compound libraries, obsolete. Additionally, the existing approaches of our competitors or new approaches or technologies that our competitors develop may be more effective than those we develop. We currently are investing in µARCS technology to improve screening processes. However, we may be unable to successfully sell this technology to customers and we may never recover the cost of our investment including the prepaid royalty to Abbott, which is carried on our balance sheet as other intangible assets in an amount equal to approximately $4.0 million and which could grow to over $6.0 million during 2003. We may not be able to compete successfully with existing or future competitors.

In addition, due to improvements in global communications, combined with the supply of lower cost PhD level scientific talent in offshore locations such as China, India and Eastern Europe, we face the growing threat of competition for our chemistry and computational chemistry services.

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

Our European eukaryotic gene profiling patent was opposed by various companies. Oral proceedings were held before the Opposition Division of the European Patent Office in January 2003. At the conclusion of the hearing, the Opposition Division maintained our patent in amended form. As amended, the patent claims kits and methods for identifying and characterizing the potential toxicity of a compound using expression profiles of four categories of stress. The decision of the Opposition Division may be appealed to the Technical Board of Appeal of the European Patent Office. Such appeal, if any, will not be resolved for several years.

There is no assurance that we will ultimately prevail in the appeal or be successful in enforcing or further licensing our European patent. If we are unsuccessful, the value of our gene profiling patent and any royalties it may generate could be reduced.

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

•         changes in financial estimates by (or the beginning or cessation of coverage by) securities analysts;

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

Our success will depend on our ability to attract and retain key executives, experienced scientists and sales personnel.

Our future success will depend to a significant extent on our ability to attract, retain and motivate highly skilled scientists and sales personnel. In addition, our business would be significantly harmed if we lost the services of Riccardo Pigliucci, our chief executive officer. Our ability to maintain, expand or renew existing engagements with our customers, enter into new engagements and provide additional services to our existing customers depends, in large part, on our ability to hire and retain scientists with the skills necessary to keep pace with continuing changes in drug discovery technologies and sales personnel who are highly motivated. Additionally, it is difficult for us to find qualified sales personnel in light of the fact that our sales personnel generally hold Ph.D’s. Our employees are “at will,” which means that they may resign at any time, and we may dismiss them at any time (subject, in some cases, to severance payment obligations). We believe that there is a shortage of, and significant competition for, scientists with the skills and experience in the sciences necessary to perform the services we offer. We compete with pharmaceutical companies, biotechnology companies, combinatorial chemistry companies, contract research companies and academic institutions for new personnel. We may not be successful in attracting new scientists or sales personnel or in retaining or motivating our existing personnel.

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

Growth in our operations has placed and, if we grow in the future, will continue to place a significant strain on our operational, human and financial resources. In the past three years we have acquired five new businesses, and we intend to continue to grow our business internally and by acquisition. As and if we expand our operations we will not necessarily have in place infrastructure and personnel sufficient to accommodate the increased size of our business. Our ability to effectively manage any growth through acquisitions or any internal growth will depend, in large part, on our ability to hire, train and assimilate additional management, professional, scientific and technical personnel and our ability to expand, improve and effectively use our operating, management, marketing and financial systems to accommodate our expanded operations. These tasks are made more difficult as we acquire businesses in geographically disparate locations.

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

Anti-takeover provisions in our stockholder rights plan and in our charter and bylaws could make a third-party acquisition of us difficult.

In 2003 we adopted a stockholder rights plan (a so-called “poison pill”). Also, our certificate of incorporation and bylaws contain provisions that could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. In addition, as a result of our acquisition of Axys Advanced Technologies, we have a standstill agreement with Axys Pharmaceuticals, which prevents Axys Pharmaceuticals (and prevents its subsequent acquirer, the Celera Genomics business of Applera Corporation) from making a hostile effort to acquire us.

Item 2.            Properties

We believe that our currently leased and occupied facilities are generally well maintained, in good operating condition and are sufficient to meet our needs for the near term.

Leased Properties Locations	Square Feet	Use	Lease Expiration Dates

San Diego, California	34,500	Corporate headquarters Marketing and product support Laboratory Manufacturing	August 2006

South San Francisco, California	52,000	Laboratory Office	November 2008

Tucson, Arizona	29,000	Laboratory Office	July 2005

Basel, Switzerland	20,000	Laboratory Office	December 2006

Ft. Lee, New Jersey	2,500	Office	February 2004

Item 3.            Legal Proceedings

From time to time, we may be involved in litigation that arises through the normal course of business. As of the date of this Report, we are not a party to any material legal proceedings.

Item 4.            Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2002.

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

	High	Low

Year Ended December 31, 2002:
First Quarter	$9.34	$5.09
Second Quarter	8.15	4.95
Third Quarter	6.50	2.91
Fourth Quarter	3.35	2.30
Year Ended December 31, 2001:
First Quarter	$11.625	$5.375
Second Quarter	8.85	4.42
Third Quarter	5.78	3.26
Fourth Quarter	7.50	3.00
Year Ended December 31, 2000:
Third Quarter (beginning July 27)	$26.00	$17.375
Fourth Quarter	$22.50	$5.625

Holders

As of March 17, 2003, there were approximately 148 holders of record of our common stock.

Dividends

We have never paid cash dividends on our common stock, and we do not expect to pay any cash dividends in the foreseeable future.

(b)      Use of Proceeds

Use of Proceeds

The registration statement (File No. 333-36638) for our initial public offering was declared effective by the SEC on July 27, 2000. We received net proceeds from the Offering of approximately $94.7 million. Through December 31, 2002, we had used approximately $17.0 million of the net proceeds for acquisitions of companies, $4.0 million for prepaid µARCS royalties and $8.2 million for capital expenditures.

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

Selected Consolidated Financial Information

	Years Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$41,315	$41,134	$36,264	$13,076	$6,214
Cost of revenues:
Cost of revenues before additional charges	28,221	20,460	18,343	8,235	2,786
Additional charges:
Provision for discontinued products and obsolete inventory	5,781	4,397	—	—	—
Anticipated contract loss	1,485	—	—	—	—

Gross margin	5,828	16,277	17,921	4,841	3,428
Operating expenses:
Research and development	6,222	12,982	8,934	3,538	5,058
Selling, general and administrative	12,271	11,019	8,414	4,439	4,984
Impairment of goodwill and other intangible assets	51,091	—	—	—	—
Amortization of stock-based compensation and other non-cash compensation charges	623	1,074	1,376	311	—
Amortization of goodwill	—	5,848	3,379	—	—
Write-off of in-process research and development	—	—	9,000	—	—

Total operating expenses	70,207	30,923	31,103	8,288	10,042

Loss from operations	(64,379)	(14,646)	(13,182)	(3,447)	(6,614)
Interest income (expense), net	2,037	3,252	1,247	211	273
Foreign currency gains (losses) and other income (expense), net	230	246	238	(134)	63

Net loss	$(62,112)	$(11,148)	$(11,697)	$(3,370)	$(6,278)

Net loss per share, basic and diluted	$(2.55)	$(0.46)	$(0.89)	$(3.00)	$(8.20)

Shares used in calculating net loss per share, basic and diluted	24,315	24,016	13,177	1,125	765

Other Data:
Net cash (used in) provided by operating activities	(2,135)	(1,529)	3,360	(5,735)	(3,267)
Net cash used in investing activities	(39,646)	(45,450)	(9,204)	(5,894)	(2,068)
Net cash (used in) provided by financing activities	(610)	477	100,453	3,799	15,769

	As of December 31,

	2002	2001	2000	1999	1998

Selected Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term Investments	$69,636	$77,265	$97,690	$2,885	$10,715
Working capital (deficit)	77,892	88,550	106,987	(3,663)	8,976
Total assets	104,443	167,022	178,293	21,652	16,596
Long-term obligations, less current portion	306	1,082	944	1,910	96
Redeemable preferred stock	—	—	—	27,907	27,907
Total stockholders’ equity (deficit)	96,532	157,042	166,562	(19,269)	(16,298)

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition contains certain statements that are not strictly historical and are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a high degree of risk and uncertainty. Our actual results may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in our operations, development efforts and business environment, including those set forth under the Section entitled “Risks and Uncertainties” in Item 1, and other documents we file with the Securities and Exchange Commission. All forward-looking statements included in this report are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statement.

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

At the close of 1999, we acquired Discovery Technologies Ltd. (DTL). During 2000 we acquired two additional businesses: Axys Advanced Technologies, Inc. (AAT) and a 75% interest in Structural Proteomics, Inc. (SPI). In January 2001 we acquired Systems Integration Drug Discovery Company (SIDDCO) and in May 2001 we acquired Xenometrix, Inc. In November 2001, we changed the name of Discovery Technologies Ltd. to Discovery Partners International AG. In December 2002, we acquired the remaining 25% interest in SPI.

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

Revenue recognition. Revenue from product sales, which include the sale of instruments, related consumables, and chemical compounds, is recorded as products are shipped if the costs of such shipments can be reasonably estimated and if all customer’s acceptance criteria have been met. Currently, we are delivering compounds pursuant to a significant fixed-price multi-year contract. Compounds are shipped to this customer as soon as they have met acceptance criteria even if this results in partial shipment of a production batch. As of December 31, 2002, we did not have sufficient historical production yield experience to estimate the costs of these partial shipments; therefore, we have deferred the recognition of revenue and cost of sales until all compounds in a specific production batch have been shipped to allow us to more accurately calculate the costs. Certain of our contracts for product sales include customer acceptance provisions that give our customers the right of replacement if the delivered product does not meet specified criteria; however, we have historically demonstrated that the products meet the specified criteria and the number of customers exercising their right of replacement has been insignificant. Development contract revenues and high-throughput screening service revenues are recognized on a percentage-of-completion basis. Advances received under these development contracts and high-throughput screening service agreements are initially recorded as deferred revenue, which is then recognized as costs are incurred over the term of the contract. Certain of these contracts may allow the customer the right to reject the work performed; however, we have no material history of such rejections. Revenue from drug discovery and chemistry service agreements is recognized on a monthly basis and is based upon the number of full time equivalent (FTE) employees that actually worked on each agreement and the agreed-upon rate per FTE per month. Revenue due to us under the Xenometrix patent licensing agreements is recognized upon receipt of monies, provided we have no future obligation with respect to such payments. From time to time we receive requests from customers to bill and hold goods for them. In these cases, the customer accepts the risk of loss and the transfer of ownership of such goods prior to shipment. If the specific revenue recognition criteria under accounting principles generally accepted in the United States at the time of the bill and hold are met, the revenue is recognized.

Goodwill. On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. Upon adoption, we performed a transitional impairment test of our goodwill. Additionally, in accordance with SFAS No. 142, we performed our annual impairment test as of October 1, 2002. Each impairment test involved a two-step approach. The first step involved estimating the fair value of the Company and comparing it to the carrying value of recorded assets. Under SFAS No. 142, if the fair value of the Company’s identifiable reporting units is greater than the recorded assets for such reporting units, on a case by case basis, then the first test is passed and no further impairment testing is required. This initial impairment testing indicated no impairment existed as of January 1, 2002. Due to a significant decline in the market capitalization of the Company and those of its peers between January 1, 2002 and October 1, 2002, the carrying value of the recorded assets exceeded the estimated fair value for each of the Company’s identifiable reporting units as of October 1, 2002. As a result of this potential indication of impairment, we performed the second step of impairment testing, which involved allocating the fair value to all of our assets and liabilities, including unrecorded intangible assets, in order to determine the deemed fair value, if any, of goodwill. Both impairment test steps required us to make significant assumptions and estimates, including the determination of the fair value of identifiable reporting units as well as the fair value of specific assets and liabilities. This process, which utilized a combination of discounted cash flow and market multiple approaches to determining fair market value, required us to estimate future cash flows and applicable discount rates. The analysis resulted in a $50.9 million goodwill impairment charge in the fourth quarter of 2002, which represented the write-off of all goodwill existing on the books. In the event we make future acquisitions that result in goodwill being recorded, we will be required to perform this test, at a minimum, on an annual basis.

Inventory. Inventories are recorded at the lower of cost or market. We write-down our inventory for estimated obsolescence or non-marketability if there is an excess of cost of inventory over the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than we have projected, additional inventory write-downs may be required. During the second quarter of 2002, we identified changes in the market for chemical compound libraries including a shift in demand from diverse purified compounds to purified targeted compounds and an increased demand to bring proprietary assets into drug discovery collaborations. As a result, we made a decision to cease developing, producing and selling our non-exclusive chemical compounds on a stand-alone basis to third parties and, instead, will make these compounds available only as part of collaborations with our future partners; however, there are no assurances that this strategy will be successful. We will expense the development and production of any compound that is created for use as part of collaborations with our future partners. A significant portion of our net inventory balance represents work-in-process related to two multi-year chemistry collaborations, for one of which we are not yet able to reasonably estimate the costs of partial shipments made under the contract. For this contract, we have deferred the recognition of revenue and cost of sales until all compounds expected to be delivered in a specific production batch have been shipped to allow us to more accurately calculate the costs. Estimated losses on any deliverables are recorded when they become apparent. As of December 31. 2002, we have reserved approximately $635,000 against the work-in-process representing the anticipated losses on the sale of chemical libraries.

Long-lived assets. We periodically assess the recoverability of our long-lived assets by determining whether the carrying value of such assets exceeds its fair value. If impairment is indicated, we reduce the carrying value of the asset to fair value. As of December 31, 2002 we determined that the carrying value of an intangible asset related to customer contracts recorded in connection with the SIDDCO acquisition was impaired. Accordingly, the asset was reduced by $173,000 to its fair value of zero.

Results of Operations

Revenue. Total revenue in 2002 increased by less than 1% to $41.3 million from $41.1 million in 2001 and $36.3 million in 2000. The increase from 2001 to 2002 resulted primarily from increases in chemistry services and exclusive compound supply revenue as well as revenues generated by the Xenometrix subsidiary (acquired in May 2001). These increases were offset by decreases in nonexclusive compound supply sales, legacy instrumentation system sales, consumable sales and screening revenues. In 2002, 41% of our revenue came from our combinatorial chemistry contract with Pfizer, and we anticipate that this contract will also provide for a high percentage of 2003 and 2004 revenue. However, Pfizer has the right to terminate the contract without cause by giving six months’ notice. It is imperative that we continue to satisfy this key customer.

The increase from 2000 to 2001 resulted from revenue generated by businesses we acquired during 2000 and 2001 including AAT (acquired in April 2000), SPI (acquired in May 2000), SIDDCO (acquired in January 2001) and Xenometrix (acquired in May 2001) and an increase in sales of our drug discovery collaborations and licenses. These increases were partially offset by a decline in revenue from NanoKan System sales. We were contractually prohibited from selling NanoKan Systems during the first three quarters of 2001, and have sold no NanoKan Systems thereafter.

Cost of revenues. Cost of revenues for 2002 includes a charge of $5.8 million related to provisions for discontinued products. During the three months ended June 30, 2002, we identified changes in the market for chemical compound libraries reflecting a shift in demand from purified highly diverse compound libraries toward purified targeted compound libraries. At the same time, we also believed we could generate higher value by leveraging these proprietary compound library assets through broader drug discovery collaborations. As a result, we made a decision to cease selling our inventoried chemical compounds on a stand-alone basis to third parties and, instead, make these compounds available only as part of collaborations with our future partners; however, there are no assurances that this strategy will be successful. Accordingly, we increased our inventory reserve by approximately $5.8 million to fully reserve for these chemical compound libraries and recorded this charge as an additional cost of revenue.

Additionally, the cost of revenues for 2002 includes a provision for contract losses estimated at approximately $1.5 million. The associated contracts obligate us to develop, produce and deliver non-exclusive compounds each quarter through the second quarter of 2003. The pricing of the compounds included in these contracts assumed that we would sell these compounds, under certain conditions, to multiple other customers. As a result of our decision to cease selling these compounds on a stand-alone basis, these additional sales will not be realized and thus a loss is anticipated for these existing contracts as the cost to produce exceeds the sales price. During 2002, we incurred a loss totaling $647,478 related to the sale of compounds under this contract and we have, therefore, reduced the contract loss accrual by such amount to $837,522.

Cost of revenues for 2001 includes a charge of $4.4 million of obsolete inventory reserves. During the third quarter of 2001, we experienced a shift in our mix of sales orders indicating a decrease in demand for certain of our inventoried chemical compound libraries, specifically large diversity libraries containing non-purified compounds. As a result of the changes in the marketplace, we assessed our ending inventory and increased our reserves for specifically identified obsolete inventory.

Gross margins. Gross margins (excluding the charge of $5.8 million for discontinued products and the $1.5 million anticipated contract loss accrual in 2002 and excluding the charge of $4.4 million for obsolete inventory in 2001) decreased to $13.1 million in 2002 from $20.7 million in 2001 and $17.9 million in 2000. Gross margin was 32% of revenues in 2002 (excluding the charge of $5.8 million for discontinued products and the $1.5 million anticipated contract loss accrual) compared to 50% in 2001 (excluding the charge of $4.4 million for obsolete inventory) and 49% in 2000. Gross margin as a percent of revenue decreased in 2002 primarily due to the impact of the Pfizer contract described below, lower screening and system volumes, and a loss on a separate fixed-price exclusive chemistry contract. In December of 2001 we entered into a multi-million dollar, multi-year contract with Pfizer. This collaboration requires significant development effort for which Pfizer is at risk. As a result, a significant amount of cost that has historically been classified as research and development has shifted to cost of revenues, thereby penalizing our gross margin percentage but correspondingly reducing our research and development expenses. Gross margin as a percent of revenue increased slightly in 2001 primarily due to the impact of NanoKan sales in 2000, which had a lower gross margin than our other product lines.

Research and development expenses. Research and development expenses consist primarily of salaries and benefits, supplies and expensed development materials, and facilities costs including equipment depreciation. Research and development expenses were $6.2 million in 2002, compared to $13.0 million in 2001 and $8.9 million in 2000. Research and development expenses decreased from 2001 to 2002 primarily as a result of the shift of development expenses to cost of revenues associated with the Pfizer contract, as well as the decision to discontinue the development of chemical compounds to be sold out of inventory. Research and development expenses increased from 2000 to 2001 primarily as a result of the research and development efforts associated with the four businesses we acquired in 2000 and 2001. Research and development expenses as a percentage of revenues were 15% in 2002, 32% in 2001 and 25% in 2000.

Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries and benefits for sales, marketing and administrative personnel, advertising and promotional expenses, professional services, and facilities costs. Selling, general and administrative expenses increased to $12.3 million in 2002 from $11.0 million in 2001 and $8.4 million in 2000. The increase from 2001 to 2002 was due primarily to additional personnel hired and relocation costs associated with the recent appointments of the Chief Operating and Chief Financial Officers, and payments to a strategic consulting firm. The increase from 2000 to 2001 was due primarily to the addition of selling, general and administrative expenses associated with the businesses acquired in 2000 and 2001 and increases in corporate expenses associated with being a public company, including directors and officers liability insurance, accounting, legal and investor relations expenses. Selling, general and administrative expenses as a percentage of revenues were 30% in 2002, 27% in 2001 and 23% in 2000.

Impairment of goodwill and other intangible assets. In accordance with SFAS 142, we performed our annual impairment test as of October 1, 2002. This impairment test involved a two-step approach. The first step involved estimating the fair value of the Company and comparing it to the carrying value of recorded assets. Under SFAS No. 142, if the fair value of the Company’s identifiable reporting units is greater than the recorded assets for such reporting units, on a case by case basis, then the first test is passed and no further impairment testing is required. Due to a significant decline in the market capitalization of the Company and those of its peers between January 1, 2002 and October 1, 2002, the carrying value of the recorded assets exceeded the estimated fair value for each of the Company’s identifiable reporting units as of October 1, 2002. As a result of this potential indication of impairment, we performed the second step of impairment testing, which involved allocating the fair value to all of our assets and liabilities, including unrecorded intangible assets, in order to determine the deemed fair value, if any, of goodwill. Both impairment test steps required us to make significant assumptions and estimates, including the determination of the fair value of identifiable reporting units as well as the fair value of specific assets and liabilities. This process, which utilized a combination of discounted cash flow and market multiple approaches to determining fair market value, required us to estimate future cash flows and applicable discount rates. The analysis resulted in a $50.9 million goodwill impairment charge in the fourth quarter of 2002, which represented the write-off of all goodwill existing on the books. In the event we make future acquisitions that result in goodwill being recorded, we will be required to perform this test, at a minimum, on an annual basis.

Despite the large impairment charges required by generally accepted accounting principles, we continue to have confidence that our future operating results will demonstrate the substantial value of our technologies and capabilities.

Similarly, as of December 31, 2002 the Company determined that the carrying value of an intangible asset related to customer contracts recorded in connection with the SIDDCO acquisition was impaired. Accordingly, the asset was reduced by $173,000 to its fair value of zero.

Stock-based compensation. During 1999 and 2000, we granted stock options with exercise prices that were less than the estimated fair value of the underlying shares of common stock on the date of grant. As a result, we have recorded deferred stock-based compensation to be amortized over the period that these options vest. The amortization of deferred stock-based compensation for 2002 was $623,000 compared to approximately $1.1 million for 2001 and $1.4 million for 2000. We anticipate deferred stock-based compensation for 2003 to be approximately $240,000.

Amortization of goodwill. We recognized no goodwill amortization expense during 2002 compared to approximately $5.8 million in goodwill amortization expense recognized during 2001. This decrease is due to the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. SFAS No. 142 required that we cease the periodic amortization of goodwill and certain other intangibles resulting from acquisitions made before July 1, 2001.

In-process research and development. We incurred $9.0 million in expense in 2000 as a result of the write-off of in-process research and development acquired as part of the AAT acquisition. We did not incur any similar expense during 2002 or 2001.

Interest income, net of interest expense. We realized $2.0 million in net interest income in 2002, compared to net interest income of approximately $3.3 million in 2001 and $1.3 million in 2000. The decrease in net interest income in 2002 is primarily due to a decline in U.S. interest rates and a decrease in the average cash balance. The increase in net interest income in 2001 was due to an increase in the average cash balance and due to imputed interest expense of $1.2 million recorded in 2000 and equal to the fair value of warrants that were issued in connection with bridge notes.

Income taxes. At December 31, 2002, we had federal and California income tax net operating loss carryforwards of approximately $19.4 million and $15.8 million, respectively. The difference between the federal and California tax operating loss carryforwards is primarily attributable to the capitalization of research and development expenses and the percentage limitation on the carryover of net operating losses for California income tax purposes. The federal and California tax loss carryforwards will begin to expire in 2010 and 2005, respectively, unless previously utilized. We also have federal and California research tax credit carryforwards of approximately $2.2 million and $1.3 million, respectively. The federal research tax credit carryforwards will begin to expire in 2011 unless previously utilized. The California research tax credits will carryforward indefinitely. We have provided a 100% valuation allowance against the related deferred tax assets as realization of such tax benefits is uncertain.

Liquidity and Capital Resources

Since inception of the Company, we have funded our operations with $39.0 million of private equity financings and $94.7 million of net proceeds from our initial public offering in July 2000.

At December 31, 2002, cash and cash equivalents and short-term investments totaled approximately $69.6 million, compared to $77.3 million at December 31, 2001 and $97.7 million at December 31, 2000.

In April 2002, we paid $2 million in prepaid royalties as required under our exclusive Micro Arrayed Compound Screening (µARCS) license agreement with Abbott Laboratories, which we carry on the balance sheet as other intangible assets. Expense will be recognized when royalties are earned. An additional payment of $2 million will be due in April 2003.

We currently anticipate investing approximately $4.0 million in 2003 for leasehold improvements and capital equipment necessary to support future revenue growth. Our actual future capital requirements will depend on a number of factors, including our success in increasing sales of both existing and new products and services, expenses associated with unforeseen litigation, regulatory changes, competition and technological developments, and potential future merger and acquisition activity.

On October 4, 2001, our Board of Directors authorized a Stock Repurchase Plan, authorizing us to repurchase up to 2,000,000 shares of common stock at no more than $3.50 per share. Through February 2003, we have purchased 150,000 shares for a total of $408,250 and we may continue to purchase additional shares in the future.

We believe we have sufficient cash resources to fund operations for at least the next twelve months through December 31, 2003.

We have entered into various agreements that obligate us to make future payments. The table below sets forth the contractual cash obligations that exist as of December 31, 2002:

	Payments Due by Period

Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Capital Lease Obligations	$1,028,862	$722,892	$305,970	$—	$—
Operating Leases	13,120,730	2,577,397	7,851,556	2,691,777	—

Total Contractual Cash Obligations	$14,149,592	$3,300,289	$8,157,526	$2,691,777	$—

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (SFAS 141 and SFAS 142), Business Combinations and Goodwill and Other Intangible Assets, respectively. SFAS 141 replaces prior accounting standards and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment write-off approach. Under SFAS 142, goodwill is tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS 141 and SFAS 142 are effective for all business combinations completed after June 30, 2001. Additionally, effective January 1, 2002 amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 ceased, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for separate recognition under SFAS 141 have been reclassified to goodwill.

On January 1, 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets. Upon adoption, we performed a transitional impairment test of our goodwill. Additionally, in accordance with SFAS No. 142, we performed our annual impairment test as of October 1, 2002. Each impairment test involved a two-step approach. The first step involved estimating the fair value of the Company and comparing it to the carrying value of recorded assets. Under SFAS No. 142, if the fair value of the Company’s identifiable reporting units is greater than the recorded assets for such reporting units, on a case by case basis, then the first test is passed and no further impairment testing is required. This initial impairment testing indicated no impairment existed as of January 1, 2002. Due to a significant decline in the market capitalization of the Company and those of its peers between January 1, 2002 and October 1, 2002, the carrying value of the recorded assets exceeded the estimated fair value for each of the Company’s identifiable reporting units as of October 1, 2002. As a result of this potential indication of impairment, we performed the second step of impairment testing, which involved allocating the fair value to all of our assets and liabilities, including unrecorded intangible assets, in order to determine the deemed fair value, if any, of goodwill. Both impairment test steps required us to make significant assumptions and estimates, including the determination of the fair value of identifiable reporting units as well as the fair value of specific assets and liabilities. This process, which utilized a combination of discounted cash flow and market multiple approaches to determining fair market value, required us to estimate future cash flows and applicable discount rates. The analysis resulted in a $50.9 million goodwill impairment charge in the fourth quarter of 2002, which represented the write-off of all goodwill existing on the books. In the event we make future acquisitions that result in goodwill being recorded, we will be required to perform this test, at a minimum, on an annual basis.

The following pro forma information reconciles the net loss and loss per share reported for the years ended December 31, 2002, 2001 and 2000 to adjusted net loss and loss per share which reflects the adoption as of January 1, 2002 of SFAS No. 142 and compares the adjusted information to the current year results:

	Year Ended December 31

	2002	2001	2000

		(Pro Forma)	(Pro Forma)
Reported net loss	$(62,112,842)	$(11,148,230)	$(11,696,739)
Goodwill and other intangible asset amortization	—	6,593,434	3,667,009

Adjusted net loss	$(62,112,842)	$(4,554,796)	$(8,029,730)

Basic and diluted loss per share:
Reported net loss	$(2.55)	$(0.46)	$(0.89)
Goodwill and other intangible asset amortization	—	0.27	0.28

Adjusted net loss per share	$(2.55)	$(0.19)	$(0.61)

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations for a disposal of a segment of a business. Adoption of SFAS No. 144, effective January 1, 2002, did not have a significant impact on the Company’s financial condition or results of operations. The Company assesses potential impairments to its long-lived and intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the carrying amount of the long-lived and intangible asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived and intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived and intangible asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. As of December 31, 2002 the Company determined that the carrying value of an intangible asset related to customer contracts recorded in connection with an acquisition was impaired. Accordingly, the asset was reduced by $173,000 to its fair value of zero.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS No. 146 and Issue 94-3 relates to the requirements under SFAS 146 for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We do not expect that the adoption of SFAS No. 146 will have a material impact on the consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123. This statement amends SFAS No. 123, Accounting for Stock Based Compensation to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method used to account for stock-based employee compensation and the effect of the method on reported results. The disclosure provisions are effective for the year ended December 31, 2002. We have included the required disclosures in Note 7 to the Consolidated Financial Statements. We have not yet completed the final evaluation of the transitioning options presented by SFAS No. 148. However, during 2003, we expect to reach a determination of whether and, if so, when to change our existing accounting for stock-based compensation to the fair value method in accordance with the transition alternatives of SFAS No. 148.

Item 7A.         Market Risk

Quantitative and Qualitative Disclosures About Market Risk

Short-term investments. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments are and will be in short-term marketable securities, U.S. government securities and corporate bonds. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to our principal. The average maturity of our investment portfolio is six months. A 1% change in interest rates would have an effect of approximately $338,000 on the value of our portfolio.

Foreign currency rate fluctuations. The functional currency for our Discovery Partners International AG (DPI AG) group is the Swiss franc. DPI AG accounts are translated from their local currency to the U.S. dollar using the current exchange rate in effect at the balance sheet date for the balance sheet accounts, and using the average exchange rate during the period for revenues and expense accounts. The effects of translation for our DPI AG group are recorded as a separate component of stockholders’ equity (accumulated other comprehensive income (loss)). DPI AG conducts its business with customers in local currencies. Exchange gains and losses arising from these transactions are recorded using the actual exchange differences on the date the transaction is settled. We have not in the past taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with DPI AG or transactions with our worldwide customers, but anticipate that we could begin to hedge against foreign exchange transaction gains and losses resulting from non-Swiss franc invoices issued to customers by DPI AG in the near future. A 10% change in the value of the Swiss franc relative to the U.S. dollar throughout 2002 would have resulted in a 1% change in revenue for the year ended December 31, 2002.

Inflation.  We do not believe that inflation has had a material impact on our business or operating results during the periods presented.

Item 8.            Financial Statements and Supplementary Data

Our financial statements appear in a separate section of this Annual Report on Form 10-K beginning on page F-1.

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

PART III

Item 10.          Directors and Executive Officers of the Registrant

The sections titled “Directors and Nominees”, “Board Meetings and Committees,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the definitive Proxy Statement which we will file related to the Annual Meeting of Stockholders to be held May 15, 2003 are incorporated herein by reference.

Item 11.          Executive Compensation

The section titled “Executive Compensation and Other Information” appearing in the definitive Proxy Statement which we will file related to the Annual Meeting of Stockholders to be held May 15, 2003 is incorporated herein by reference.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

The section titled “Principal Stockholders” appearing in the definitive Proxy Statement which we will file related to the Annual Meeting of Stockholders to be held May 15, 2003 is incorporated herein by reference.

Item 13.          Certain Relationships and Related Transactions

The section titled “Certain Transactions” appearing in the definitive Proxy Statement which we will file for the Annual Meeting of Stockholders to be held May 15, 2003 is incorporated herein by reference.

Item 14.          Statement on Disclosure Controls and Procedures

(a)       Evaluation of Controls and Procedures

Within 90 days before the filing of this report, our Chief Executive Officer, Mr. Pigliucci, and Chief Financial Officer, Mr. Kussman, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, Mr. Pigliucci and Mr. Kussman concluded that our disclosure controls and procedures are effective in causing material information to be collected, communicated and analyzed by management of the Company on a timely basis and to ensure that the quality and timeliness of the Company’s public disclosures comply with its SEC disclosure obligations.

(b)       Changes in internal controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls after the date of our most recent evaluation.

PART IV

Item 15.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

4.2

Rights Agreement, dated as of February 13, 2003, between Discovery Partners International, Inc. and American Stock Transfer & Trust Company, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Stock as Exhibit C

Incorporated by Reference to Exhibit 4.2 to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2003

10.6	Services Agreement between us and Axys Pharmaceuticals, Inc., dated April 28, 2000.	Incorporated by Reference to Exhibit 10.9 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

10.7	First Amendment to Sublease between Axys Pharmaceuticals, Inc. and Axys Advanced Technologies, Inc., dated April 28, 2000.	Incorporated by Reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

Exhibit Number	Title	Method of Filing
10.8	Compound Purchase Agreement between us and Axys Pharmaceuticals, Inc., dated April 28, 2000.	Incorporated by Reference to Exhibit 10.11 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

10.9	Standstill Agreement between us and Axys Pharmaceuticals, Inc., dated April 28, 2000.	Incorporated by Reference to Exhibit 10.12 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

10.18	Master Security Agreement between us and General Electric Capital Corporation, dated November 1, 1999, as amended.	Incorporated by Reference to Exhibit 10.33 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

10.20	Standby Letter of Credit between us and Bank of America, dated February 3, 1999.	Incorporated by Reference to Exhibit 10.36 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

10.21	Non-Exclusive Sublicense Agreement between us and Trega Biosciences, Inc., dated May 1, 1998.	Incorporated by Reference to Exhibit 10.37 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

10.22	Patent License Agreement between us and Abbott Labs, Incorporated, dated January 2, 2001.	Incorporated by Reference to Exhibit 10.22 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 27, 2001

10.23	Indemnification Agreement between us and Sokymat, S.A., dated April 19, 1999.	Incorporated by Reference to Exhibit 10.38 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

10.32	Leasehold Contract between Basler Kantonalbank and Discovery Technologies, Ltd., dated June 18, 1997 (English version).	Incorporated by Reference to Exhibit 10.47 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

10.33	Leasehold Contract between Basler Kantonalbank and Discovery Technologies, Ltd., dated June 18, 1997 (German version).	Incorporated by Reference to Exhibit 10.48 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

10.35*	Key Employment Agreement between us and Riccardo Pigliucci, dated April 17, 1998.	Incorporated by Reference to Exhibit 10.51 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

10.36*	1995 Stock Option/Stock Issuance Plan, as amended.	Incorporated by Reference to Exhibit 10.52 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

10.37*	1995 Stock Option/Stock Issuance Plan, Form of Notice of Grant.	Incorporated by Reference to Exhibit 10.53 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

Exhibit Number	Title	Method of Filing
10.38*	1995 Stock Option/Stock Issuance Plan, Form of Stock Option Agreement.	Incorporated by Reference to Exhibit 10.54 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

10.39*	1995 Stock Option/Stock Issuance Plan, Form of Stock Purchase Agreement.	Incorporated by Reference to Exhibit 10.55 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

10.40*	1995 Stock Option/Stock Issuance Plan, Form of Restricted Stock Issuance Agreement.	Incorporated by Reference to Exhibit 10.56 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

10.41*	Axys Advanced Technologies, Inc. 1999 Equity Incentive Plan.	Incorporated by Reference to Exhibit 10.57 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

10.42*	Axys Advanced Technologies, Inc. 1999 Equity Incentive Plan, Form of Stock Option Agreement.	Incorporated by Reference to Exhibit 10.58 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

10.43*	2000 Stock Incentive Plan.	Incorporated by Reference to Exhibit 10.59 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

10.44*	2000 Stock Incentive Plan, Form of Notice of Grant.	Incorporated by Reference to Exhibit 10.44 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 27, 2001

10.45*	2000 Stock Incentive Plan, Form of Stock Option Agreement.	Incorporated by Reference to Exhibit 10.45 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 27, 2001

10.46*	2000 Stock Incentive Plan, Form of Stock Issuance Agreement.	Incorporated by Reference to Exhibit 10.46 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 27, 2001

10.47*	2000 Employee Stock Purchase Plan.	Incorporated by Reference to Exhibit 10.60 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

10.48*	2000 Employee Stock Purchase Plan, Form of Stock Purchase Agreement	Incorporated by Reference to Exhibit 10.48 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 27, 2001

10.49*	Form of Indemnification Agreement between us and each of our directors and officers.	Incorporated by Reference to Exhibit 10.61 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

10.51	Leasehold Contract between Basler Kantonalbank and Discovery Partners Technologies, Ltd., dated January 31, 2000 (English version).	Incorporated by Reference to Exhibit 10.63 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

Exhibit Number	Title	Method of Filing
10.52	Leasehold Contract between Basler Kantonalbank and Discovery Partners Technologies, Ltd., dated January 31, 2000 (German version).	Incorporated by Reference to Exhibit 10.64 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

10.53	Promissory Note issued by Jack Fitzpatrick, dated April 6, 2001.	Incorporated by Reference to Exhibit 10.53 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2001

10.54	Promissory Note issued by Richard Brown, dated April 6, 2001.	Incorporated by Reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 10, 2001

10.55*	Offer letter between us and Craig Kussman, dated October 29, 2001	Incorporated by Reference to Exhibit 10.55 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 29, 2002

10.56†	Protocol Development and Compound Production Agreement between us and Pfizer Inc., dated December 19, 2001.	Incorporated by Reference to Exhibit 10.56 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 29, 2002

10.57*	Offer letter between us and Taylor J. Crouch, dated June 18, 2002.	Incorporated by Reference to Exhibit 10.57 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2002

10.58	Promissory Note issued by Taylor J. Crouch, dated July 29, 2002.	Incorporated by Reference to Exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2002

10.59†	Amendment No. 1 to the 2001 Agreement between us and Pfizer Inc. effective May 15, 2002.	Incorporated by Reference to Exhibit 10.59 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2002

10.60†	Amendment No. 2 to the 2001 Agreement between us and Pfizer Inc. amended August 13, 2002.	Incorporated by Reference to Exhibit 10.59 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2002

10.61*	Offer letter between us and Douglas A. Livingston, dated November 13, 2002	Filed Herewith

10.62†	Amendment No. 3 to the 2001 Agreement between us and Pfizer Inc. amended December 12, 2002.	Filed Herewith

10.63*	Amendment No. 1 to Notice of Grant of Stock Option between us and Craig Kussman, dated January 24, 2003	Filed Herewith

10.64*	General Release and Settlement Agreement between us and Arnold Hagler, dated December 31, 2002.	Filed Herewith

10.65*	Discovery Partners International, Inc. Consulting Agreement between us and Arnold Hagler, dated January 1, 2003	Filed Herewith

10.66	Stock Purchase Agreement between us and Arnold Hagler, dated December 31, 2002	Filed Herewith

10.67	Amendment No. 1 to Rights Agreement among us, Structural Proteomics, Richard Fine, Boris Klebansky and Arnold Hagler, dated November 2002	Filed Herewith

Exhibit Number	Title	Method of Filing
10.68	Stock Purchase Agreement between us and Richard Fine, dated December 13, 2002	Filed Herewith

10.69	Stock Purchase Agreement between us and Boris Klebansky, dated December 13, 2002	Filed Herewith

21.1	Subsidiaries of the Registrant	Filed Herewith

23.1	Consent of Ernst & Young LLP, Independent Auditors	Filed Herewith

99.1	Section 906 Certification of the Chief Executive Officer	Filed Herewith

99.2	Section 906 Certification of the Chief Financial Officer	Filed Herewith

______________

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

(b)      Reports on Form 8-K

We did not file any reports on Form 8-K during the quarter ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DISCOVERY PARTNERS INTERNATIONAL, INC.
By:	/s/ RICCARDO PIGLIUCCI

Riccardo Pigliucci President and Chief Executive Officer

Date: March 19, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICCARDO PIGLIUCCI	Chief Executive Officer and Director (Principal Executive Officer)	March 19, 2003

Riccardo Pigliucci

/s/ CRAIG KUSSMAN	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 19, 2003

Craig Kussman

/s/ DIETER HOEHN	Director	March 19, 2003

Dieter Hoehn

/s/ JOHN WALKER	Director	March 19, 2003

John Walker

/s/ ALAN LEWIS	Director	March 19, 2003

Alan Lewis

/s/ HARRY HIXSON	Director	March 19, 2003

Harry Hixson

/s/ COLIN DOLLERY	Director	March 19, 2003

Colin Dollery

CERTIFICATIONS

I, Riccardo Pigliucci, certify that:

1.         I have reviewed this annual report on Form 10-K of Discovery Partners International, Inc.

2.         Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.         Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.         The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.         The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003	/s/ Riccardo Pigliucci

Riccardo Pigliucci Chief Executive Officer

I, Craig Kussman, certify that:

1.         I have reviewed this annual report on Form 10-K of Discovery Partners International, Inc.

2.         Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.         Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.         The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.         The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 19, 2003	/s/ Craig Kussman

Craig Kussman Chief Financial Officer

DISCOVERY PARTNERS INTERNATIONAL, INC.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Discovery Partners International, Inc.

We have audited the accompanying consolidated balance sheets of Discovery Partners International, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Discovery Partners International, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the consolidated financial statements, Discovery Partners International, Inc. changed its method of accounting for purchased goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142 during the first quarter of fiscal 2002.

/s/ Ernst & Young LLP
ERNST & YOUNG LLP

San Diego, California
January 24, 2003

DISCOVERY PARTNERS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2002	December 31, 2001

ASSETS
Current assets:
Cash and cash equivalents	$8,309,269	$50,915,481
Short-term investments	61,326,678	26,349,756
Accounts receivable	9,816,462	10,143,648
Inventories	4,607,941	8,174,755
Other current assets	1,333,173	1,401,914

Total current assets	85,393,523	96,985,554
Restricted cash	930,598	861,352
Property and equipment, net	9,819,577	10,641,664
Goodwill, net	—	49,545,594
Patent, license rights and other intangible assets, net	7,219,564	7,772,763
Other assets, net	1,080,163	1,215,184

Total assets	$104,443,425	$167,022,111

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,377,117	$2,409,872
Contract loss accrual	837,522	—
Accrued compensation	1,272,915	1,406,260
Current portion of obligations under capital leases and line of credit	722,892	738,170
Deferred revenue	2,290,566	3,880,817

Total current liabilities	7,501,012	8,435,119
Obligations under capital leases, less current portion	305,970	1,082,257
Deferred rent	104,940	95,300
Minority interest in consolidated subsidiary	—	367,881
Stockholders’ equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at December 31, 2002 and 2001	—	—
Common stock, $.001 par value, 99,000,000 shares authorized, 24,371,131 and 24,262,181 issued and outstanding at December 31, 2002 and 2001, respectively	24,371	24,262
Treasury stock, at cost, 35,000 shares	(119,250)	(119,250)
Additional paid-in capital	200,691,363	200,533,917
Deferred compensation	(260,226)	(882,964)
Note receivable from stockholder	—	(240,000)
Accumulated other comprehensive income	885,485	302,987
Accumulated deficit	(104,690,240)	(42,577,398)

Total stockholders’ equity	96,531,503	157,041,554

Total liabilities and stockholders’ equity	$104,443,425	$167,022,111

See accompanying notes.

DISCOVERY PARTNERS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2002	2001	2000

Revenues:
Sales to third parties	$40,948,623	$39,827,412	$33,898,886
Sales to Axys Pharmaceuticals, Inc	366,425	1,306,456	2,364,764

Total revenues	41,315,048	41,133,868	36,263,650
Cost of revenues:
Cost of revenues before additional charges	28,221,378	20,459,573	18,342,688
Additional charges:
Provision for discontinued products and obsolete inventory	5,781,262	4,396,795	—
Anticipated contract loss	1,485,000	—	—

Gross margin	5,827,408	16,277,500	17,920,962
Cost and expenses:
Research and development	6,222,383	12,981,819	8,934,059
Selling, general and administrative	12,270,705	11,018,841	8,413,848
Impairment of goodwill and other intangible assets	51,090,984	—	—
Amortization of stock-based compensation	622,738	1,074,277	1,375,839
Amortization of goodwill	—	5,848,573	3,379,009
Write-off of in-process research and development	—	—	9,000,000

Total operating expenses	70,206,810	30,923,510	31,102,755

Loss from operations	(64,379,402)	(14,646,010)	(13,181,793)
Interest income	2,181,614	3,531,104	2,776,620
Interest expense	(144,470)	(279,580)	(1,529,578)
Foreign currency transaction gains (losses), net	(102,324)	(14,246)	133,062
Other expense	(36,141)	—	—
Minority interest in consolidated subsidiary	367,881	260,502	104,950

Net loss	$(62,112,842)	$(11,148,230)	$(11,696,739)

Net loss per share, basic and diluted	$(2.55)	$(0.46)	$(0.89)

Weighted average shares outstanding, basic and diluted	24,314,891	24,015,865	13,176,576

The composition of stock-based compensation is as follows:
Cost of revenues	$9,007	$15,493	$17,992
Research and development	263,304	453,161	575,914
Selling, general and administrative	350,427	605,623	781,933

	$622,738	$1,074,277	$1,375,839

See accompanying notes.

DISCOVERY PARTNERS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Additional Paid in Capital	Deferred Compensation	Notes Receivable from Stockholder	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Equity (deficit)

	Shares	Amount	Shares	Amount

Balance at December 31, 1999	1,611,763	$1,612	—	—	$1,399,376	$(642,282)	$(240,000)	$(55,448)	$(19,732,429)	$(19,269,171)
Common stock issued for acquisitions	7,579,641	7,580	—	—	60,151,916	—	—	—	—	60,159,496
Common stock issued through IPO	5,750,000	5,750	—	—	94,588,039	—	—	—	—	94,593,789
Exercise of options and warrants to purchase common stock	973,421	973	—	—	343,373	—	—	—	—	344,346
Issuance of warrants to purchase common stock	—	—	—	—	1,915,766	—	—	—	—	1,915,766
Conversion of preferred into common stock	8,016,412	8,016	—	—	39,020,526	—	—	—	—	39,028,542
Deferred Compensation related to stock options and restricted stock	—	—	—	—	2,724,672	(2,724,672)	—	—	—	—
Amortization of deferred compensation and other non-cash compensation charges	—	—	—	—	41,261	1,334,576	—	—	—	1,375,837
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	—	—	110,351	—	110,351
Net Loss	—	—	—	—	—	—	—	—	(11,696,739)	(11,696,739)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(11,586,388)

Balance at December 31, 2000	23,931,237	23,931	—	—	200,184,929	(2,032,378)	(240,000)	54,903	(31,429,168)	166,562,217
Exercise of options to purchase common stock	330,944	331	—	—	424,125	—	—	—	—	424,456
Amortization of deferred compensation	—	—	—	—	—	1,074,277	—	—	—	1,074,277
Stock option forfeitures	—	—	—	—	(75,137)	75,137	—	—	—	—
Repurchase of company stock	—	—	(35,000)	(119,250)	—	—	—	—	—	(119,250)
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	—	—	(207,657)	—	(207,657)
Unrealized gain (loss) on investments	—	—	—	—	—	—	—	455,741	—	455,741
Net loss	—	—	—	—	—	—	—	—	(11,148,230)	(11,148,230)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(10,900,146)

Balance at December 31, 2001	24,262,181	24,262	(35,000)	(119,250)	200,533,917	(882,964)	(240,000)	302,987	(42,577,398)	157,041,554
Exercise of options to purchase common stock	108,950	109	—	—	157,446	—	—	—	—	157,555
Amortization of deferred compensation	—	—	—	—	—	622,738	—	—	—	622,738
Payment of note receivable from stockholder	—	—	—	—	—	—	240,000	—	—	240,000
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	—	—	694,714	—	694,714
Unrealized gain (loss) on investments	—	—	—	—	—	—	—	(112,216)	—	(112,216)
Net loss	—	—	—	—	—	—	—	—	(62,112,842)	(62,112,842)

Comprehensive loss	—	—	—	—	—	—	—	—	—	(61,530,344)

Balance at December 31, 2002	$24,371,131	$24,371	(35,000)	$(119,250)	$200,691,363	$(260,226)	$—	$885,485	$(104,690,240)	$96,531,503

See accompanying notes.

DISCOVERY PARTNERS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2002	2001	2000

Operating activities
Net loss	$(62,112,842)	$(11,148,230)	$(11,696,739)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	5,325,851	5,673,283	3,691,731
Impairment of goodwill and other intangible assets	51,090,984	—	—
Amortization of deferred compensation	622,738	1,074,277	1,375,839
Minority interest in consolidated subsidiary	(367,881)	(260,502)	(104,950)
Loss on obsolete inventory	5,781,262	4,612,141	889,679
Anticipated contract loss	1,485,000	—	—
Amortization of goodwill	—	5,848,573	3,379,009
Non-cash interest expense for warrants issued	—	—	1,243,847
Write-off of in-process research and development	—	—	9,000,000
Change in operating assets and liabilities:
Accounts receivable	796,640	(379,835)	(4,804,972)
Inventories	(2,213,657)	(4,019,982)	(2,305,238)
Other current assets	93,582	371,789	(1,373,796)
Accounts payable and accrued expenses	(271,071)	(2,505,568)	481,058
Contract loss accrual	(647,478)	—	—
Deferred revenue	(1,718,118)	(953,898)	2,309,449
Deferred rent	9,640	20,717	22,677
Restricted cash and cash equivalents and other assets	(9,190)	138,648	1,252,200

Net cash provided by (used in) operating activities	(2,134,540)	(1,528,587)	3,359,794
Investing activities
Purchases of property and equipment	(2,710,281)	(3,763,784)	(4,067,670)
Deposits and other assets	252,984	1,035,744	(2,670,883)
Purchase of patents, license rights and other intangible assets	(2,211,621)	(2,126,778)	(143,673)
Additional cash consideration for acquisition of Discovery Technologies	—	(894,300)	(1,721,775)
Purchases of short-term investments	(54,103,167)	(27,892,235)	—
Proceeds from maturity of short-term investments	19,126,245	1,998,220	—
Purchase of Systems Integration Drug Discovery Company, Inc., net of cash acquired	—	(12,011,297)	—
Purchase of Xenometrix, Inc., net of cash acquired	—	(1,795,077)	—
Purchase of Axys Advanced Technologies, Inc	—	—	(600,334)

Net cash used in investing activities	(39,645,840)	(45,449,507)	(9,204,335)
Financing activities
Proceeds from equipment lease and line of credit	250,284	969,257	1,484,859
Principal payments on capital leases, equipment notes payable, line of credit, and promissory notes	(1,258,076)	(797,006)	(2,974,674)
Repayment of note receivable from stockholder	240,000	—	—
Net proceeds from issuance of common stock	157,555	424,456	94,938,135
Net proceeds from issuance of preferred stock	—	—	5,004,801
Purchase of treasury stock	—	(119,250)	—
Proceeds from convertible notes payable	—	—	2,000,000

Net cash provided by (used in) financing activities	(610,237)	477,457	100,453,121
Effect of exchange rate changes	(215,595)	(274,118)	197,017

Net increase (decrease) in cash and cash equivalents	(42,606,212)	(46,774,755)	94,805,597
Cash and cash equivalents at beginning of year	50,915,481	97,690,236	2,884,639

Cash and cash equivalents at end of year	$8,309,269	$50,915,481	$97,690,236

Supplemental disclosure of cash flow information
Interest paid	$156,616	$166,354	$285,731

Supplemental schedule of non-cash investing and financing activities
Fair value of assets acquired	$—	$17,726,858	$—
Cash paid for capital stock	—	(15,002,448)	—

Liabilities assumed	$—	$2,724,410	$—

Issuance of warrant to purchase preferred stock	$—	$—	$1,105,767

Deferred acquisition payment for Discovery Technologies	$—	$—	$931,335

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

Reclassification

Certain prior year balances have been reclassified to conform to the 2002 presentation.

Cash Equivalents

The Company considers all highly liquid investments with a remaining maturity of less than three months when purchased to be cash equivalents. At December 31, 2002 and 2001, the cost of cash equivalents was the same as the market value. Accordingly, there were no unrealized gains and losses. The Company evaluates the financial strength of institutions at which significant investments are made and believes the related credit risk is limited to an acceptable level.

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

At December 31, 2002 and 2001, respectively, short-term investments consist of the following:

	December 31, 2002

	Amortized Cost	Market Value	Unrealized Gain

U.S. Government Securities	$15,754,045	$15,888,285	$134,240
Corporate Securities	45,229,108	45,438,393	209,285

Total	$60,983,153	$61,326,678	$343,525

	December 31, 2001

	Amortized Cost	Market Value	Unrealized Gain/(Loss)

U.S. Government Securities	$7,081,932	$7,193,130	$111,198
Corporate Securities	18,812,083	19,156,626	344,543

Total	$25,894,015	$26,349,756	$455,741

Investment maturities at December 31, 2002 are as follows:

Market Value

Within one year	$50,198,874
After one year through two years	11,127,804

Total	$61,326,678

The Company had realized gains on the sale of investments totaling approximately $28,000 and $86,000 in 2002 and 2001, respectively.

Allowance for Doubtful Accounts

An allowance for doubtful accounts is established using the specific identification method.

Goodwill and Other Intangible Assets

In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (SFAS No. 141 and SFAS No. 142), Business Combinations and Goodwill and Other Intangible Assets. SFAS No. 141 replaces prior accounting standards and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment write-off approach. Under SFAS No. 142, goodwill is tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after June 30, 2001. The Company adopted SFAS No. 142 as of January 1, 2002. Upon adoption, management performed a transitional impairment test of goodwill. Additionally, in accordance with SFAS No. 142, management performed its annual impairment test as of October 1, 2002. Each impairment test involved a two-step approach. The first step involved estimating the fair value of the Company and comparing it to the carrying value of recorded assets. Under SFAS No. 142, if the fair value of the Company’s identifiable reporting units is greater than the recorded assets for such reporting units, on a case by case basis, then the first test is passed and no further impairment testing is required. This initial impairment testing indicated no impairment existed as of January 1, 2002. Due to a significant decline in the market capitalization of the Company and those of its peers between January 1, 2002 and October 1, 2002, the carrying value of the recorded assets exceeded the estimated fair value for each of the Company’s identifiable reporting units as of October 1, 2002. As a result of this potential indication of impairment, management performed the second step of impairment testing, which involved allocating the fair value to all of the Company’s assets and liabilities, including unrecorded intangible assets, in order to determine the deemed fair value, if any, of goodwill. Both impairment test steps required management to make significant assumptions and estimates, including the determination of the fair value of identifiable reporting units as well as the fair value of specific assets and liabilities. This process, which utilized a combination of discounted cash flow and market multiple approaches to determining fair market value, required management to estimate future cash flows and applicable discount rates. The analysis resulted in a $50.9 million goodwill impairment charge in the fourth quarter of 2002, which represented the write-off of all goodwill existing on the books. In the event the Company makes future acquisitions that result in goodwill being recorded, management will be required to perform this test, at a minimum, on an annual basis.

The following pro forma information reconciles the net loss and loss per share reported for the years ended December 31, 2002, 2001 and 2000 to adjusted net loss and loss per share which reflects the adoption of SFAS 142 and compares the adjusted information to the current year results:

	Year Ended December 31

	2002	2001	2000

		(Pro Forma)	(Pro Forma)
Reported net loss	$(62,112,842)	$(11,148,230)	$(11,696,739)
Goodwill and other intangible asset amortization	—	6,593,434	3,667,009

Adjusted net loss	$(62,112,842)	$(4,554,796)	$(8,029,730)

Basic and diluted loss per share:
Reported net loss	$(2.55)	$(0.46)	$(0.89)
Goodwill and other intangible asset amortization	—	0.27	0.28

Adjusted net loss per share	$(2.55)	$(0.19)	$(0.61)

Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets effective January 1, 2002. The adoption of this accounting standard did not have a material impact on the Company’s operating results and financial position. The Company assesses potential impairments to its long-lived and intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the carrying amount of the long-lived and intangible asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived and intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived and intangible asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. As of December 31, 2002 the Company determined that the carrying value of an intangible asset related to customer contracts recorded in connection with an acquisition was impaired. Accordingly, the asset was reduced by $173,000 to its fair value of zero.

Fair Value of Financial Instruments

Financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities, are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments.

Inventories

Inventories are recorded at the lower of weighted average cost (approximates first-in first-out) or market. Inventories consist of the following:

	December 31,

	2002	2001

Raw materials	$1,119,688	$1,304,113
Work-in process	3,735,508	848,664
Finished goods	18,552,432	17,441,612

	23,407,628	19,594,389
Less reserves	(18,799,687)	(11,419,634)

	$4,607,941	$8,174,755

Property and Equipment

Property and equipment consists of the following:

	December 31,

	2002	2001

Furniture and equipment	$19,255,033	$17,493,229
Software	2,038,329	1,275,216
Leasehold improvements	5,436,860	5,543,479

	26,730,222	24,311,924
Less accumulated depreciation and amortization	(16,910,645)	(13,670,260)

	$9,819,577	$10,641,664

Property and equipment, including equipment under capital leases and equipment notes payable, are stated at cost and depreciated over the estimated useful lives of the assets (three to seven years) or the term of the related lease, using the straight-line method. Amortization of assets acquired under capital leases is included in depreciation expense.

Patents and License Rights

The Company has purchased patents and license rights for the labeling of chemical libraries and related to products for sale and for use in Company sponsored research and development projects. The purchased patents and license rights are amortized ratably over a period of ten years which is the expected useful life of the technology.

At December 31, 2002 and 2001, respectively, accumulated amortization of patents, license rights and other intangible assets was $2,077,233 and $2,576,714.

Other Assets

Other assets consist of chemical compounds purchased by DPI AG for its screening services. The compounds are stated at cost and depreciated over the estimated useful lives of the assets (three to five years) using the straight-line method.

Revenue Recognition

Product Sales. Revenue from product sales, which include the sale of instruments, related consumables, and chemical compounds, is recorded as products are shipped if the costs of such shipments can be reasonably estimated and if all customer’s acceptance criteria have been met. Currently, the Company is delivering compounds pursuant to a significant fixed-price multi-year contract. Compounds are shipped to this customer as soon as they have met acceptance criteria even if this results in partial shipment of a production batch. As of December 31, 2002, the Company did not have sufficient historical production yield experience to estimate the costs of these partial shipments; therefore, the Company has deferred the recognition of revenue and cost of sales until all compounds in a specific production batch have been shipped to allow the Company to more accurately calculate the costs. Certain of the Company’s contracts for product sales include customer acceptance provisions that give customers the right of replacement if the delivered product does not meet specified criteria; however, the Company has historically demonstrated that the products meet the specified criteria and the number of customers exercising their right of replacement has been insignificant. From time to time the Company receives requests from customers to bill and hold goods for them. In these cases, the customer accepts the risk of loss and the transfer of ownership of such goods prior to shipment. If the specific revenue recognition criteria under accounting principles generally accepted in the United States at the time of the bill and hold are met, the revenue is recognized.

Development and screening services.  Development contract revenues and high-throughput screening service revenues are recognized on a percentage of completion basis. Advances received under these development contracts and high-throughput screening service agreements are initially recorded as deferred revenue, which is then recognized as costs are incurred over the term of the contract. Certain of these contracts may allow the customer the right to reject acceptance of work performed; however, the Company has no material history of such rejections.

FTE services. Revenue from drug discovery and chemistry service agreements is recognized on a monthly basis and is based upon the number of full time equivalent (FTE) employees that actually worked on each agreement and the agreed-upon rate per FTE per month.

Licensing revenue. Revenue due to the Company under the Xenometrix patent licensing agreements is recognized upon receipt of monies, provided the Company has no future obligation with respect to such payments.

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

Deferred compensation for options granted and restricted stock sold to consultants has been determined in accordance with SFAS No. 123 and EITF 96-18 as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured. Deferred charges for options granted and restricted stock sold to consultants are periodically re-measured until the underlying options vest.

Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, requires the Company to report in the consolidated financial statements, in addition to net income, comprehensive income (loss) and its components including foreign currency items and unrealized gains and losses on certain investments in debt and equity securities. For the three years in the period ended December 31, 2002, the Company has disclosed comprehensive loss in its consolidated statements of stockholders’ equity. The accumulated balances for each item included in accumulated other comprehensive income (loss) is as follows:

	December 31,

	2002	2001

Foreign currency translation adjustment	$541,960	$(152,754)
Unrealized gain on investments	343,525	455,741

Accumulated other comprehensive income	$885,485	$302,987

Net Loss Per Share

Basic and diluted net loss per common share are presented in conformity with SFAS No. 128, Earnings per Share. In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. The Company has also excluded the as converted or as exercised effects of convertible preferred stock, outstanding stock options and warrants from the calculation of diluted net loss per common share because all such securities are anti-dilutive for all applicable periods presented. The weighted average number of shares excluded from the calculation of diluted net loss per share for outstanding convertible preferred stock was 4,374,471 in 2000. The total number of shares issuable upon exercise of stock options and warrants excluded from the calculations of diluted net loss per share for options and warrants were 1,446,534, 609,632 and 1,292,362 in 2002, 2001 and 2000, respectively. Had the effect of such securities been dilutive, they would have been included in the computation of diluted net loss per share using the treasury stock method.

Segment Reporting

The Company has determined that it operates in only one segment.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. The Company believes it has reduced its exposure to credit loss to an acceptably low level by placing its cash, cash equivalents and investments with financial institutions and corporations that are believed to be of high credit quality and by limiting its exposure to any single investment.

Recently Issued Accounting Standards

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the accounting and reporting provisions of APB No. 30, Reporting the Results of Operations for a disposal of a segment of a business. Adoption of SFAS No. 144, effective January 1, 2002, did not have a significant impact on the Company’s financial condition or results of operations. The Company assesses potential impairments to its long-lived and intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the carrying amount of the long-lived and intangible asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived and intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived and intangible asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. As of December 31, 2002 the Company determined that the carrying value of an intangible asset related to customer contracts recorded in connection with an acquisition was impaired. Accordingly, the asset was reduced by $173,000 to its fair value of zero.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS No. 146 and Issue 94-3 relates to the requirements under SFAS No. 146 for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. We do not expect that the adoption of SFAS No. 146 will have a material impact on the consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123. This statement amends SFAS No. 123, Accounting for Stock Based Compensation to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The disclosure provisions are effective for the year ended December 31, 2002. The Company has not yet completed the final evaluation of the transitioning options presented by SFAS No. 148. However, during 2003, we expect to reach a determination of whether and, if so, when to change our existing accounting for stock-based compensation to the fair value method in accordance with the transition alternatives of SFAS No. 148.

Foreign Currency Translation

The financial statements of IRORI Europe, Ltd. are measured using the U.S. dollar as the functional currency. Effective December 2001, the operations of IRORI Europe, Ltd. were consolidated into DPI AG. The financial statements of DPI AG are measured using the local currency, the Swiss Franc, as the functional currency. Foreign currency denominated assets and liabilities of the Company are translated at the rates of exchange at the balance sheet date, while income and expense items are translated at the average rate of exchange during the reporting period. The resulting foreign currency gains (losses) for IRORI Europe, Ltd. are included in the consolidated statement of operations. The resulting translation adjustments for DPI AG are unrealized and included as a separate component of other comprehensive income (loss). Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of these transactions.

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

$12,522,464

As disclosed in Note 2, the goodwill (including assembled workforce) and the customer contracts intangible asset have been written-off as of December 31, 2002.

The pro forma results of operations for the years ended December 31, 2001 and 2000 as if the acquisition of SIDDCO had occurred on January 1, 2000 are not materially different than the reported net loss.

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

$2,479,984

The patents and license rights are being amortized over 10 years from the date of acquisition. The pro forma results of operations for the years ended December 31, 2001 and 2000 as if the acquisition of Xenometrix had occurred on January 1, 2000 are not materially different than the reported net loss.

Axys Advanced Technologies, Inc.

On April 28, 2000, the Company acquired Axys Advanced Technologies, Inc. (“AAT”), a wholly owned subsidiary of Axys Pharmaceuticals, Inc. (Axys Pharmaceuticals, Inc. was subsequently acquired by the Celera Genomics business unit of Applera Corporation). The acquisition was accounted for as a purchase in accordance with the provisions of APB No. 16.

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

As disclosed in Note 2, the goodwill (including assembled workforce) has been written-off as of December 31, 2002.

The valuation of the in-process research and development was determined based on a discounted cash flow analysis of projected future earnings for each project in development. The revenue stream from each research and development project was estimated based upon its stage of completion as of the acquisition date. The discount rates used for the analysis were adjusted based on the stage of completion to give effect to uncertainties in meeting the projected cash flows. The discount rates used ranged from 20% to 40%. The Company wrote-off all the in-process research and development in 2000.

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

4.         Debt

At December 31, 2002, obligations under equipment notes totaled $1,000,528 (see Note 5) and were payable in monthly installments through the year 2005 with a weighted-average interest rate of 7.39% and were secured by assets of the Company.

5.         Commitments

Leases

The Company leases certain buildings and equipment under operating and capital leases, which expire at varying dates through January 2008. The operating lease related to the Company’s corporate headquarters allows the company to renew for two additional five-year periods. Rent expense was $2,265,926, $1,909,075 and $908,036 for the years ended December 31, 2002, 2001 and 2000, respectively.

Annual future minimum lease obligations under the Company’s operating and capital leases as of December 31, 2002 are as follows:

	Operating Leases	Equipment Notes Payable and Capital Leases

2003	$ 2,577,397	$ 705,668
2004	2,839,779	335,413
2005	2,724,352	15,545
2006	2,287,425	—
2007	1,399,243	—
Thereafter	1,292,534	—

Total minimum lease payments	$ 13,120,730	1,056,626

Less amount representing interest		(56,098)

Total present value of minimum payments		1,000,528
Less current portion		(694,558)

Non-current portion		$ 305,970

At December 31, 2002, cost and accumulated amortization of property and equipment under capital leases was $3,500,757 and $1,954,502, respectively. At December 31, 2001, cost and accumulated amortization of property and equipment under capital leases was $3,427,221 and $1,074,500, respectively.

Restricted Cash

The Company has restricted cash of $931,000 and $861,000 as of December 31, 2002 and 2001, respectively, collateralizing obligations under lease and line of credit agreements.

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

7.         Stockholders’ Equity

Common Stock

On July 27, 2000, the Company sold 5,000,000 shares of common stock at $18.00 per share through an Initial Public Offering. On August 27, 2000, the underwriters exercised their option to acquire an additional 750,000 shares, also at $18.00 per share.

On October 4, 2001, the Company’s Board of Directors authorized a Stock Repurchase Plan, whereby the Company was authorized to repurchase up to 2,000,000 shares of the Company’s common stock at no more than $3.50 per share. In October 2001, the Company purchased 35,000 shares of its common stock for a total of $119,250 pursuant to its Stock Repurchase Plan. In February 2003, an additional 115,000 shares were purchased for a total of $289,000.

Stock Options

In November 1995, the Company adopted the 1995 Stock Option/Stock Issuance Plan, under which 2,350,000 shares of common stock were reserved for issuance of stock and stock options granted by the Company. In July 2000, the Company adopted the 2000 Stock Incentive Plan (the “Plan”) as the successor plan to the 1995 Stock Option/Stock Issuance Plan. 3,300,000 shares of common stock were reserved under the Plan, including shares rolled over from its 1995 Plan. The Plan provides for the grant of incentive and nonstatutory options. The exercise price of incentive stock options must equal at least the fair value on the date of grant, and the exercise price of nonstatutory stock options may be no less than 85% of the fair value on the date of grant. The options generally are exercisable immediately and vest, subject to the Company’s right of repurchase, over a four-year period. All options expire no later than ten years after the date of grant.

A summary of the Company’s stock option activity and related information is as follows:

	Years Ended December 31,

	2002		2001		2000

	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price

Outstanding at beginning of period	2,786,813	$5.91	2,086,842	$5.44	934,510	$0.71
Granted	1,316,151	4.80	1,709,821	6.15	1,602,755	7.03
Exercised	(112,675)	1.48	(329,694)	1.17	(359,362)	0.96
Forfeited	(452,844)	7.20	(680,156)	1.53	(91,061)	2.59

Outstanding at end of period	3,537,445	$5.44	2,786,813	$5.91	2,086,842	$5.44

Exercisable	3,458,589	$5.44	2,732,583	$5.87	2,086,842	$5.44

Following is a further breakdown of the options outstanding as of December 31, 2002:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable

$ 0.20 - 1.50	273,350	3.7	$1.03	273,350	$1.03
$ 1.51 - 6.56	2,560,085	8.6	$4.48	2,486,074	$4.45
$ 6.57 - 12.00	571,992	7.4	$8.65	567,147	$8.64
$12.01 - 25.00	132,018	7.6	$19.52	132,018	$19.52

	3,537,445			3,458,589

Exercise prices for options outstanding as of December 31, 2002 ranged from $0.20 to $25.00. The weighted-average remaining contractual life of those options is approximately eight years. The weighted-average fair value of the options granted in 2002, 2001 and 2000 is $3.27, $5.34 and $5.62 per share, respectively.

At December 31, 2002, options for 200,234 shares were available for future grant.

Pro forma information regarding net income or loss is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for option grants:

	Years Ended December 31,

	2002	2001	July 28, 2000 to December 31, 2000	January 1, 2000 to July 27, 2000

Risk-free interest rate	4.5%	5.0%	5.0%	5.0%
Dividend yield	0%	0%	0%	0%
Volatility factor	97%	70%	70%	0%
Weighted average life in years	6.6	5.0	5.0	5.0

For the period January 1, 2000 to July 27, 2000, the Company used 0% as its volatility factor as this was the period for which the Company was not yet public.

For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company’s adjusted pro forma information is as follows:

	Years Ended December 31,

	2002	2001	2000

Net loss, as reported	$(62,112,842)	$(11,148,230)	$(11,696,739)
Deduct: Total stock-based compensation expense determined under fair value based method	(2,989,299)	(1,564,977)	(1,604,808)

Pro forma net loss	$(65,102,141)	$(12,713,207)	$(13,301,547)

Earnings Per Share:
Basic and diluted – as reported	$(2.55)	$(.46)	$(.89)

Basic and diluted – pro forma	$(2.68)	$(.53)	$(1.01)

Employee Stock Purchase Plan

In June 2000, the Board of Directors and stockholders adopted the Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during defined offering periods. The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. In addition, the Purchase Plan provides for annual increases of shares available for issuance under the Purchase Plan beginning with fiscal 2001. Employee participation in the Purchase Plan commenced August 1, 2002. As of December 31, 2002 a total of 972,901 shares of the Company’s common stock were reserved for future issuance under the Purchase Plan. Pursuant to the Purchase Plan, on January 31, 2003, the participating employees purchased 25,757 shares of the Company’s common stock.

Deferred Stock Compensation

In conjunction with the Company’s initial public offering completed in July 2000, the Company recorded deferred stock compensation totaling approximately $2.7 million and $1.0 million during the years ended December 31, 2000 and 1999, respectively, representing the difference at the date of grant between the exercise or purchase price and estimated fair value of the Company’s common stock as estimated by the Company’s management for financial reporting purposes in accordance with APB No. 25. Deferred compensation is included as a reduction of stockholders’ equity and is being amortized to expense on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation No. 28 over the vesting period of the options and restricted stock. During the years ended December 31, 2002, 2001 and 2000, the Company recorded amortization of stock-based compensation expense of approximately $0.6 million, $1.1 million and $1.4 million, respectively.

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

In connection with the issuance of notes payable in December 1999 and March 2000, the Company issued warrants to investors to purchase a total of 234,738 shares of redeemable convertible preferred stock at a purchase price of $5.00 per share. The estimated fair value of the warrants of $1.2 million was based on the Black-Scholes valuation model and was recorded as interest expense in 2000.

In connection with the acquisition of AAT, the Company issued warrants exercisable through May 5, 2005 to purchase a total of 200,000 shares of common stock at a purchase price of $8.00 per share (See Note 3). None of these warrants have been exercised through December 31, 2002.

As of December 31, 2002, 703,260 warrants have been exercised.

Common Shares Reserved For Future Issuance

At December 31, 2002 common shares reserved for future issuance consist of the following:

Stock options	3,737,679
Employee Stock purchase plan	972,901
Warrants	200,000

4,910,580

8.      Income Taxes

At December 31, 2002, the Company had federal and California income tax net operating loss carryforwards of approximately $19,400,000 and $15,800,000, respectively. The difference between the federal and California net tax operating loss carryforwards is primarily attributable to the capitalization of research and development expenses and the percentage limitation on the carryover of net operating losses for California income tax purposes.

The federal and California tax loss carryforwards will begin to expire in 2010 and 2005, respectively, unless previously utilized. The Company also has federal and California research tax credit carryforwards of approximately $2,200,000 and $1,300,000, respectively. The federal research tax credit carryforwards will begin to expire in 2011 unless previously utilized. The California research tax credits will carryforward indefinitely.

Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of the Company’s net operating loss and credit carryforwards may be limited if cumulative changes in ownership of more than 50% occur during any three year period.

Significant components of the Company’s deferred tax assets are shown below. A valuation allowance of $36,337,000 has been recognized to offset the deferred tax assets as realization of such assets is uncertain.

	December 31,

	2002	2001

Deferred tax assets:
Net operating loss carryforwards	$7,716,000	$6,973,000
Research and development credits	3,120,000	2,724,000
Capitalized research and development expenses	134,000	1,798,000
Intangible assets	16,830,000	4,468,000
Inventory reserves	7,679,000	1,919,000
Other, net	1,697,000	742,000

Total deferred tax assets	37,176,000	18,624,000
Valuation allowance for deferred tax assets	(36,337,000)	(17,314,000)

Net deferred tax assets	839,000	1,310,000
Deferred tax liabilities:
Acquisitions	(839,000)	(1,310,000)

Net deferred tax assets	$—	$—

9.         Retirement Plan

In 1996, the Company established a 401(k) plan covering substantially all domestic employees. The Company pays all administrative fees of the plan. The plan contains provisions allowing for the Company to declare a discretionary match. In 2001, the Company declared a matching contribution equal to 50% of the first 6% deferred by the employee up to a maximum of $2,000. Accordingly, there was an accrual of $225,000 as of December 31, 2001, which was paid in January 2002. There were no matching contributions declared by the Company for the years ended December 31, 2002 and 2000.

10.       Significant Customers, Suppliers and Foreign Operations

Most of the Company’s operations and long-lived assets are based in the United States. DPI AG, located near Basel, Switzerland, had long-lived assets totaling $3,407,801 and $3,842,795 at December 31, 2002 and 2001, respectively.

The geographic breakdown of our revenues for the years ended December 31, 2002, 2001 and 2000 are as follows:

	2002	2001	2000

United States	67%	72%	66%
Foreign countries	33%	28%	34%

	100%	100%	100%

Major customers are defined as those responsible for 10% or more of revenues and have historically included collaborative partners, pharmaceutical and biotechnology companies. There were no customers that constituted 10% or more of 2001 revenues. The percentages of net sales made for the years ended December 31, 2002 and 2000 to customers, which were in any of those years a major customer, were as follows:

	Years Ended December 31,

	2002	2001	2000

Pfizer	41%	8%	10%
Japan Tobacco	5%	4%	14%
Aventis	3%	4%	12%

In December 2001, the Company entered into a multi-year agreement with Pfizer, Inc. to develop and produce libraries of high purity chemical compounds to be used in Pfizer’s drug discovery programs. Under this agreement, the Company collaborates with Pfizer to design and develop custom libraries of drug-like compounds that are exclusive to Pfizer. The Company manufactures and purifies the compounds to high purity standards using our proprietary Accelerated Retention Window (ARW) purification technology. The initial term of the agreement expires in January 2006. Either party may terminate the agreement upon the material, unremedied breach of the other party. In addition, Pfizer has the right to terminate the agreement if the Company merged with or into or sold to a third party or upon six months of notice. In any event Pfizer has a contractual right to terminate the contract, with or without cause, upon six months notice beginning on January 1, 2003. In such event, Pfizer will retain exclusive rights to the libraries of compounds delivered to Pfizer, and will only be obligated to pay the Company for the minimum contracted compound libraries and manufacturing and purification services during the notice period. The estimated potential value of this 4-year collaboration may reach $95 million, making it material to annual revenues in those years. Achieving the full amount is, in effect, subject to Pfizer continuing to elect to place orders, or not cancel orders, for work. Management believes Pfizer’s current intent is to fund essentially the entire $95 million as long as the work continues to be satisfactory. However, this is entirely in Pfizer’s control and subject to their discretion.

The Company depends on sole source suppliers for the mesh component of its reactors, the RF tags used in its commercial products and the two dimensional bar code tags used in its NanoKan reactors.

11.       Related Party Transactions

On July 29, 2002, the Company loaned $300,000 to the Chief Operating Officer in connection with his relocation to the San Diego area. The loan bears no interest until the due date, July 29, 2007. After it is due, the note bears interest at 10% annually. The underlying promissory note is full-recourse and is secured by the residence of the officer.

During 2002, the Company generated approximately $366,000 from Axys Pharmaceuticals, Inc. (Axys) in compound sales revenue. Axys is owned by Applera Corporation which has an ownership interest in the Company in excess of 10%.

12.       Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. Summarized quarterly data for fiscal 2002 and 2001 are as follows (in thousands, except per share data):

	2002 Quarter Ended

	Mar 31	Jun 30	Sep 30	Dec 31

Revenues	$10,020	$8,395	$10,544	$12,355
Cost of revenues	5,921	13,528	6,976	9,063

Gross margin	$4,099	$(5,133)	$3,568	$3,292

Loss from operations (1)	$(1,308)	$(10,253)	$(1,395)	$(51,424)

Net loss	$(764)	$(9,663)	$(808)	$(50,877)

Net loss per share, basic and diluted (2)	$(0.03)	$(0.40)	$(0.03)	$(2.09)

	2001 Quarter Ended

	Mar 31	Jun 30	Sep 30	Dec 31

Revenues	$9,524	$11,051	$9,640	$10,919
Cost of revenues	4,464	5,495	9,369	5,529

Gross margin	$5,060	$5,556	$271	$5,390

Loss from operations	$(3,454)	$(1,817)	$(7,197)	$(2,178)

Net loss	$(2,201)	$(888)	$(6,422)	$(1,637)

Net loss per share, basic and diluted(2)	$(0.09)	$(0.04)	$(0.27)	$(0.07)

__________

(1)       Loss from operations for the three months ended December 31, 2002 reflects that charge for impairment of goodwill and other intangible assets of $51.1 million.

(2)       Net loss per share is calculated independently for each of the quarters presented. Therefore, the sum of the quarterly net loss per share will not necessarily equal the total for the year.