Form 10-Q
period 2003-03-31
DISCOVERY PARTNERS INTERNATIONAL INC
filed 2003-04-30
CIK 1113148

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

Yes  ☒  No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes  ☒  No  ☐

As of April 22, 2003 a total of 24,405,135 shares of the Registrant’s Common Stock, $0.001 par value, were issued and outstanding.

DISCOVERY PARTNERS INTERNATIONAL, INC.

FORM 10-Q

DISCOVERY PARTNERS INTERNATIONAL, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Discovery Partners International, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$6,837,359	$8,309,269
Short-term investments	62,865,507	61,326,678
Accounts receivable	10,123,068	9,816,462
Inventories	2,493,674	4,607,941
Other current assets	1,220,950	1,333,173
Total current assets	83,540,558	85,393,523
Restricted cash	939,688	930,598
Property and equipment, net	9,408,224	9,819,577
Patent, license rights and other intangible assets, net	9,202,933	7,219,564
Other assets, net	974,814	1,080,163
Total assets	$104,066,217	$104,443,425

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$2,987,644	$3,650,032
Contract loss accrual	—	837,522
Current portion of obligations under capital leases and line of credit	547,385	722,892
Deferred revenue	3,647,334	2,290,566

Total current liabilities	7,182,363	7,501,012

Obligations under capital leases, less current portion	247,176	305,970
Deferred rent	104,580	104,940
Stockholders’ equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2003 and December 31, 2002	—	—
Common stock, $.001 par value, 99,000,000 shares authorized, 24,400,455 and 24,371,131 issued and outstanding at March 31, 2003 and December 31, 2002, respectively	24,400	24,371
Treasury stock, at cost, 150,000 and 35,000 shares at March 31, 2003 and December 31, 2002, respectively	(408,250)	(119,250)
Additional paid-in capital	200,754,703	200,691,363
Deferred compensation	(175,598)	(260,226)
Accumulated other comprehensive income	749,577	885,485
Accumulated deficit	(104,412,734)	(104,690,240)

Total stockholders’ equity	96,532,098	96,531,503

Total liabilities and stockholders’ equity	$104,066,217	$104,443,425

See accompanying notes

Discovery Partners International, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31, 2003	March 31, 2002

Revenues	$12,703,220	$10,020,372
Cost of revenues	9,106,802	5,921,103
Gross margin	3,596,418	4,099,269
Operating expenses:
Research and development	704,207	1,941,766
Selling, general and administrative	3,073,498	3,268,442
Amortization of stock-based compensation	84,628	197,638
Total operating expenses	3,862,333	5,407,846
Loss from operations	(265,915)	(1,308,577)
Interest income, net	545,290	484,892
Foreign currency transaction gains (losses), net	(1,869)	(11,405)
Minority interest in consolidated subsidiary.	—	71,462
Net income (loss)	$277,506	$(763,628)
Net income (loss) per share, basic	$0.01	$(0.03)
Weighted average shares outstanding, basic	24,323,016	24,280,309
Net income (loss) per share, diluted	$0.01	$(0.03)
Weighted average shares outstanding, diluted	24,501,486	24,280,309

The composition of stock-based compensation is as follows:
Cost of revenues	$1,238	$2,860
Research and development	40,517	80,869
Selling, general and administrative	42,873	113,909
	$84,628	$197,638

See accompanying notes

Discovery Partners International, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months ended
	March 31, 2003	March 31, 2002
OPERATING ACTIVITIES
Net income (loss)	$277,506	$(763,628)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	1,310,398	1,232,979
Amortization of deferred compensation	84,628	197,638
Minority interest in consolidated subsidiary	—	(71,462)
Change in operating assets and liabilities:
Accounts receivable	(382,679)	1,160,772
Inventories	2,114,267	(259,706)
Other current assets	116,608	(138,112)
Accounts payable and accrued expenses	(669,170)	(231,081)
Contract loss accrual	(837,522)	—
Deferred revenue	1,334,303	(580,482)
Deferred rent	(360)	3,795
Restricted cash	(1,081)	—
Net cash provided by operating activities	3,346,898	550,713

INVESTING ACTIVITIES
Purchases of property and equipment	(631,963)	(1,085,020)
Other assets	119,025	45,845
Purchase of patents, license rights and other intangible assets	(2,075,773)	(19,260)
Purchases of short-term investments	(1,538,829)	(2.326.166)
Net cash used in investing activities	(4,127,540)	(3,384,601)

FINANCING ACTIVITIES
Proceeds from borrowings (principal payments) on capital leases and line ofcredit, net	(252,607)	687,472
Issuance of common stock, net of purchases	63,369	113,305
Purchase of treasury stock	(289,000)	—
Net cash provided by (used in) financing activities	(478,238)	800,777
Effect of exchange rate changes	(213,030)	(148,135)
Net decrease in cash and cash equivalents	(1,471,910)	(2,181,246)
Cash and cash equivalents at beginning of period	8,309,269	50,915,481
Cash and cash equivalents at end of period	$6,837,359	$48,734,235

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$19,824	$43,747

See accompanying notes

DISCOVERY PARTNERS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

MARCH 31, 2003

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. The condensed consolidated balance sheet as of March 31, 2003, condensed consolidated statements of operations for the three months ended March 31, 2003 and 2002, and the condensed consolidated statements of cash flows for the three months ended March 31, 2003 and 2002 are unaudited, but include all adjustments (consisting of normal recurring adjustments), which Discovery Partners International, Inc. (the Company) considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2003 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2002 included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

The consolidated financial statements include all the accounts of the Company and its wholly owned subsidiaries, Irori Europe, Ltd., Discovery Partners International AG (DPI AG), ChemRx Advanced Technologies, Inc., Systems Integration Drug Discovery Company, Inc., Xenometrix, Inc. and Structural Proteomics, Inc. All intercompany accounts and transactions have been eliminated.

2. Net Loss Per Share

Basic and diluted net income (loss) per share is presented in conformity with SFAS No. 128, Earnings per Share. In accordance with SFAS No. 128, basic net income (loss) per share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net income (loss) per shares has been computed using the weighted-average number of common and common stock equivalent shares outstanding during the period, less shares subject to repurchase.  Common equivalent shares, composed of outstanding stock options and warrants, are included in diluted net income (loss) per share to the extent these shares are dilutive.

3. Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, requires the Company to report, in addition to net loss, comprehensive income (loss) and its components. A summary follows:

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three months ended
	March 31, 2003	March 31, 2002

Comprehensive income (loss):
Foreign currency translation adjustment	$80,373	$63,706
Unrealized loss on investments	(216,281)	(177,664)
Net income (loss)	277,506	(763,628)
Comprehensive income (loss)	$141,598	$(877,586)

4. Inventory

Inventories are recorded at the lower of weighted average cost or market. Inventories consist of the following:

	March 31, 2003	December 31, 2002
		(Audited)
Raw materials	$1,154,520	$1,119,688
Work-in-process	2,214,877	3,735,508
Finished goods	18,414,964	18,552,432
	21,784,361	23,407,628
Less reserves	(19,290,687)	(18,799,687)
	$2,493,674	$4,607,941

5. Deferred Stock Compensation

In conjunction with the Company’s initial public offering completed in July 2000, the Company recorded deferred stock compensation totaling approximately $2.7 million and $1.0 million during the years ended December 31, 2000 and 1999, respectively, representing the difference at the date of grant between the exercise or purchase price and estimated fair value of the Company’s common stock as estimated by the Company’s management for financial reporting purposes in accordance with APB No. 25. Deferred compensation is included as a reduction of stockholders’ equity and is being amortized to expense on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation No. 28 over the vesting period of the options and restricted stock.  During the three months ended March 31, 2003 and 2002, the Company recorded amortization of stock-based compensation expense of approximately $85,000 and $198,000, respectively.

6.        Rights Agreement

On February 13, 2003, the Company’s Board of Directors adopted a Rights Agreement (the “Agreement”).  The Agreement provides for a dividend distribution of one preferred share purchase right for each outstanding share of the Company’s common stock held of record at the close of business on February 24, 2003.  The rights are not currently exercisable.  Under certain conditions involving an acquisition or proposed acquisition by any person or group holding 15 percent or more of the Company’s outstanding common stock, the rights permit the holders to purchase from the Company one unit consisting of one-thousandth of a share of the Company’s Series A junior participating preferred stock at a price of $19.00 per unit, subject to adjustment.  Under certain conditions, the rights may be redeemed by the Company’s Board of Directors in whole, but not in part, at a price of $0.01 per right.

7.        Contract Termination

During the second quarter of 2002, due to changing market conditions, the Company made a decision to cease selling proprietary chemical compounds on a stand-alone basis to third parties.  At the time, the Company had contract obligations to deliver compounds each quarter through the second quarter of 2003.  The pricing of the compounds included in this contract assumed that the Company would sell these compounds, under certain conditions, to multiple other customers.  As a result of the decision to cease selling these compounds on a stand-alone basis, these additional sales would not be realized and thus a loss was anticipated for this contract.  Accordingly, an anticipated loss accrual was recorded as of June 30, 2002 totaling $1.5 million.  During 2002, the Company incurred a loss totaling $647,000 related to the sale of compounds under this contract reducing the contract loss accrual to $837,000 as of December 31, 2002.  On March 31, 2003, this contract was terminated at the customer’s request.  During the first quarter of 2003, the Company incurred an additional loss on the contract totaling $400,000 reducing the contract loss accrual to $437,000.  In accordance with the termination agreement, the Company was paid $600,000 as an early termination fee which is included in revenue.  Additionally, the remaining $437,000 contract loss accrual was no longer required and was thus eliminated with a corresponding decrease to cost of sales for the first quarter 2003.

8. Recent Accounting Pronouncements

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS No. 146 and Issue 94-3 relates to the requirements under SFAS No. 146 for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are to be applied prospectively to exit or disposal activities that are initiated after December 31, 2002. SFAS No. 146 may affect the timing of recognizing future exit or disposal costs, if any, as well as the amounts recognized.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123.  This statement amends SFAS No. 123, Accounting for Stock Based Compensation to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation.  SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements.  The disclosure provisions became effective for the year ended December 31, 2002 and each reporting period thereafter (see Note 9).  The Company has not yet completed the final evaluation of the transitioning options presented by SFAS No. 148;  however, during 2003 we expect to reach a determination of whether and, if so, when to change our existing accounting for stock-based compensation to the fair value method in accordance with the transition alternatives of SFAS No. 148.

9.  Stock-Based Compensation

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for common stock options granted to employees and directors using the intrinsic value method and, thus, recognizes no compensation expense for such stock-based awards where the exercise prices are equal to or greater than the fair value of the Company’s common stock on the date of the grant. Pro forma information regarding net income or loss is required by SFAS No. 123.  The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:  a risk-free interest rate of 4.5%; a dividend yield of 0%; a volatility factor of 97% and an option life of 6.6 years.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended March 31,
	2003	2002
Net income (loss), as reported	$277,506	$(763,628)
Deduct: Total stock-based compensation expense
determined under fair value based method	(790,626)	(670,217)
Pro forma net loss	$(513,120)	$(1,433,845)

Earnings (loss) per share:
Basic – as reported	$0.01	$(0.03)
Diluted – as reported	$0.01	$(0.03)
Basic – pro forma	$(0.02)	$(0.06)
Diluted – pro forma	$(0.02)	$(0.06)

10.  Subsequent Events

On April 22, 2003, the Company announced that it will consolidate its three domestic chemistry facilities into two.  The South San Francisco facility will focus on primary screening library design and synthesis programs and the San Diego facility will focus on lead optimization and medicinal chemistry projects.  At the same time, the Company announced its intention to establish offshore chemistry capabilities to reduce costs.  As a result, the Company will close its Tucson facility during 2003 and relocate some of its employees.  The closure of the Tucson facility is estimated to generate between $1.0 million and $2.0 million in one-time costs including termination benefits, facility and vendor contract termination costs and relocation costs.  These activities will be accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

THIS FORM 10-Q CONTAINS CERTAIN STATEMENTS THAT ARE NOT STRICTLY HISTORICAL AND ARE “FORWARD-LOOKING” STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND INVOLVE A HIGH DEGREE OF RISK AND UNCERTAINTY. SUCH STATEMENTS INCLUDE BUT ARE NOT LIMITED TO STATEMENTS REGARDING THE ESTIMATED COSTS TO CLOSE OUR TUCSON FACILITY AND STATEMENTS ABOUT OUR EXPECTATIONS RELATED TO PROFITABILITY.  OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS DUE TO RISKS AND UNCERTAINTIES THAT EXIST IN OUR OPERATIONS, DEVELOPMENT EFFORTS AND BUSINESS ENVIRONMENT, INCLUDING THOSE DESCRIBED BELOW UNDER THE HEADING “RISKS AND UNCERTAINTIES” AND THOSE DESCRIBED IN OUR FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2002 AND OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

•             We provide medicinal chemistry for lead optimization and biological profiling.

•             We provide access to computational software tools that guide the entire process of chemical compound design, development and testing.

•             We license our proprietary gene profiling system that characterizes a cell’s response upon exposure to compounds and other agents by the pattern of gene expression in the cell.

Business conditions in our industry have been difficult since 2002 and we expect it to continue through at least 2003. We do not expect that we could achieve substantial revenue growth through 2003 without adversely affecting profitability. We do not intend to seek revenue growth that would adversely affect profitability, and we will try to manage our expenses accordingly.

In the first quarter of 2003, 55% of our revenue came from our combinatorial chemistry contract with Pfizer, and we anticipate that this contract will continue to provide for a significant percentage of our revenue throughout 2003 and 2004.  However, Pfizer has the right to terminate the contract without cause by giving six months’ notice.  It is imperative that we continue to satisfy this key customer due to the significance of the revenue.

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

Revenue recognition. Revenue from product sales, which include the sale of instruments, related consumables, and chemical compounds, is recorded as products are shipped if the costs of such shipments can be reasonably estimated and if all customer’s acceptance criteria have been met. Certain of our contracts for product sales include customer acceptance provisions that give our customers the right of replacement if the delivered product does not meet specified criteria; however, we have historically demonstrated that the products meet the specified criteria and the number of customers exercising their right of replacement has been insignificant and therefore we recognize revenue without providing for such contingency. Development contract revenues and high-throughput screening service revenues are recognized on a percentage-of-completion basis. Advances received under these development contracts and high-throughput screening service agreements are initially recorded as deferred revenue, which is then recognized as costs are incurred over the term of the contract. Certain of these contracts may allow the customer the right to reject the work performed; however, we have no material history of such rejections and therefore we recognize revenue without providing for such contingency. Revenue from drug discovery and chemistry service agreements is recognized on a monthly basis and is based upon the number of full time equivalent (FTE) employees that actually worked on each agreement and the agreed-upon rate per FTE per month. Revenue due to us under the Xenometrix patent licensing agreements is recognized upon receipt of monies, provided we have no future obligation with respect to such payments. From time to time we receive requests from customers to bill and hold goods for them. In these cases, the customer accepts the risk of loss and the transfer of ownership of such goods prior to shipment. If the specific revenue recognition criteria under accounting principles generally accepted in the United States at the time of the bill and hold are met, the revenue is recognized.

In February 2003, we entered into an agreement with GlaxoSmithKline (GSK).  In accordance with the agreement, we agreed to develop and supply to GSK two complete X-Kan™ Chemistry Synthesis Systems.  X-Kans are chemical microreactors that combine the 2D tagging features of the previously introduced Irori NanoKan™ technology with an increased size and scale that are similar to the currently available Irori MicroKan™ and MiniKan™ products.  Revenue under this agreement is recognized as the related expenses are incurred, up to contractual limits.

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

Inventory. Inventories are recorded at the lower of cost or market. We write-down our inventory for estimated obsolescence or  non-marketability if there is an excess of cost of inventory over the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than we have projected, additional inventory write-downs may be required. During the second quarter of 2002, we identified changes in the market for chemical compound libraries including a shift in demand from diverse purified compounds to purified targeted compounds and an increased demand to bring proprietary assets into drug discovery collaborations. As a result, we made a decision to cease developing, producing and selling our non-exclusive chemical compounds on a stand-alone basis to third parties and, instead, will make these compounds available only as part of collaborations with our future partners; however, there are no assurances that this strategy will be successful. We will expense the development and production of any compound that is created for use as part of collaborations with our future partners. A significant portion of our net inventory balance represents work-in-process related to two multi-year chemistry collaborations.  Estimated losses on any deliverables are recorded when they become apparent. As of March 31, 2003, we have reserved approximately $874,000 against the work-in-process representing the anticipated losses on the sale of chemical compound libraries.

Long-lived assets. We periodically assess the recoverability of our long-lived assets by determining whether the carrying value of such assets exceeds its fair value. If impairment is indicated, we reduce the carrying value of the asset to fair value.

Results of Operations For The Three Months Ended March 31, 2003 and 2002

During the second quarter of 2002, due to changing market conditions, we made a decision to cease selling proprietary chemical compounds on a stand-alone basis to third parties.  At the time, we had contract obligations to deliver compounds each quarter through the second quarter of 2003.  The pricing of the compounds included in this contract assumed that we would sell these compounds, under certain conditions, to multiple other customers.  As a result of our decision to cease selling these compounds on a stand-alone basis, these additional sales would not be realized and thus a loss was anticipated for this contract.  Accordingly, an anticipated loss accrual was recorded as of June 30, 2002 totaling $1.5 million.  During 2002, we incurred a loss totaling $647,000 related to the sale of compounds under this contract reducing the contract loss accrual to $837,000 as of December 31, 2002.  On March 31, 2003 (which was subsequent to the filing of our Form 10-K for the year ended December 31, 2002), this contract was terminated at the customer’s request.  During the first quarter of 2003, we incurred an additional loss on the contract totaling $400,000 reducing the contract loss accrual to $437,000.  In accordance with the termination agreement, we were paid $600,000 as an early termination fee which is included in revenue.  Additionally, the remaining $437,000 contract loss accrual was no longer required and was thus eliminated with a corresponding decrease to cost of sales for the first quarter 2003.

Revenue. Total revenues increased 27% from the three months ended March 31, 2002 to the three months ended March 31, 2003.  The revenue growth was primarily due to increases in exclusive compound development and supply revenue and the termination payment described above as well as increases in chemistry services and instrumentation offset by decreases in nonexclusive compound supply sales, screening and related services revenues and instrumentation consumables and services.  In the first quarter of 2003, 55% of our revenue came from our combinatorial chemistry contract with Pfizer, and we anticipate that this contract will continue to provide for a significant percentage of our revenue throughout  2003 and 2004.  However, Pfizer has the right to terminate the contract without cause by giving six months’ notice.  It is imperpative that we continue to satisfy this key customer due to the significance of the revenue.

Gross margin. Gross margin as a percentage of revenues decreased from 41% for the three months ended March 31, 2002 to 28% for the three months ended March 31, 2003.  The reduction in gross margin for the first quarter 2003 is primarily due to a shift in development resources to revenue generating activities in connection with our collaboration with Pfizer and due to inventory reserves recorded in the first quarter 2003 totaling approximately $700,000 representing anticipated contract losses as well as lower of cost or market adjustments.  These decreases were partially offset by higher volumes and the reversal of the contract loss accrual.

Research and development expenses. Research and development expenses consist primarily of salaries and benefits, supplies and expensed development materials, and facilities costs and equipment depreciation. Research and development expenses decreased 64% ($1.2 million) from the three months ended March 31, 2002 to the three months ended March 31, 2003. Research and development expenses decreased primarily due to the redeployment of company funded research and development efforts to direct revenue generating activities and the completion of development activities associated with our micro ARrayed Compound Screening (μARCS) platform.

Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries and benefits for sales and marketing and administrative personnel, advertising and promotional expenses, professional services, and facilities costs. Selling, general and administrative expenses decreased 6% ($195,000) from the three months ended March 31, 2002 to the three months ended March 31, 2003 due primarily to cost reduction measures.

 Stock-based compensation. During 1999 and 2000, we granted stock options with exercise prices that were less than the estimated fair value of the underlying shares of common stock on the date of grant. As a result, we have recorded deferred stock-based compensation to be amortized over the period that these options vest. The deferred stock-based compensation expense for the three months ended March 31, 2003 was approximately $85,000, compared to approximately $198,000 for the three months ended March 31, 2002.

Interest income. Interest income, net, increased 12% ($60,000) from the three months ended March 31, 2002 to the three months ended March 31, 2003 due primarily to an increase in realized gains on the sale of certain investments during the first quarter of 2003 and a decrease in interest expense due to a reduction in debt from March 31, 2002 to March 31, 2003.

Liquidity and Capital Resources

Since inception of the Company, we have funded our operations principally with $39.0 million of private equity financings and $94.7 million of net proceeds from our initial public offering in July/August 2000.

At March 31, 2003, cash and cash equivalents and short-term investments totaled approximately $69.7 million, compared to $69.6 million at December 31, 2002.

We currently anticipate investing between $3.0 million and $3.5 million through December 31, 2003 for leasehold improvements and capital equipment necessary to support future revenue growth. Our actual future capital requirements will depend on a number of factors, including our success in increasing sales of both existing and new products and services, expenses associated with any unforeseen litigation, regulatory changes, competition and technological developments, the nature of the establishment of our offshore capabilities and potential future merger and acquisition activity.

On October 4, 2001, our Board of Directors authorized a Stock Repurchase Program, authorizing us to repurchase up to 2,000,000 shares of common stock at no more than $3.50 per share.  In February 2003, we purchased 115,000 shares for a total of $289,000 and we may continue to purchase additional shares in the future.

In March 2003, we paid $2 million in license fees as required under our exclusive license agreement with Abbott Laboratories.  Cumulatively, we have paid Abbott $6 million in such license fees, which represent prepaid royalty fees.  Royalty fees due to Abbott are based on a percentage of our commercial net sales of the μARCS technology.  All royalties earned by Abbott up to $6 million will be credited against the prepaid royalty made by us, thus, no further royalty fees are payable to Abbott until the $6 million has been earned. As of March 31, 2003, no such royalties have been earned by Abbott.

On April 22, 2003, the Company announced that it will consolidate its three domestic chemistry facilities into two.  The South San Francisco facility will focus on primary screening library design and synthesis programs and the San Diego facility will focus on lead optimization and medicinal chemistry projects.  At the same time, the Company announced its intention to establish offshore chemistry capabilities to reduce costs.  As a result, the Company will close its Tucson facility during 2003 and relocate some of its employees.  The closure of the Tucson facility is estimated to generate between $1.0 million and $2.0 million in one-time costs including termination benefits, facility and vendor contract termination costs and relocation costs.  These activities will be accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal.

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

We anticipate that a significant portion of our revenues for 2003 and beyond will be derived from the chemistry collaboration we entered into with Pfizer in December 2001. This collaboration requires us to deliver a large number of chemical compounds of guaranteed minimum purity with higher minimum weight quantity than we have historically been required to produce and deliver to other customers. We face the risk that, to the extent such minimum weight quantity and purity levels are not achieved in production, scheduled compound deliveries may be delayed, or additional costs may be required to reproduce or re-purify the compounds so that the minimum specifications are achieved, which could defer or eliminate revenues while increasing cost of revenues. We also may fail to deliver the minimum number of compounds required by Pfizer, which would increase the risk of Pfizer exercising its right to terminate the contract. In any event Pfizer has a contractual right to terminate the contract, with or without cause, upon six months notice beginning on January 1, 2003. During the first quarter of 2003, revenue from Pfizer represented 55% of total revenue.

We may not achieve or sustain profitability in the future.

We have incurred operating and net losses since our inception. As of March 31, 2003, we had an accumulated deficit of $104.4 million. For the years ended December 31, 2000, 2001 and 2002 we had net losses of $11.7 million, $11.1 million, and $62.1 million, respectively. We may also in the future incur operating and net losses and negative cash flow from operations. We may not be able to achieve or maintain profitability. Moreover, if we do achieve profitability, the level of any profitability cannot be predicted and may vary significantly from quarter to quarter.  For example, although we had net income in the first quarter of 2003 we may not be able to achieve profitability for the year.

We expect business conditions in our industry to be difficult in the near term.

Business conditions in the drug discovery services business have been difficult since 2002 and we expect it to continue through at least 2003. We do not expect that we could achieve substantial revenue growth through 2003 without adversely affecting profitability. We do not intend to seek revenue growth that would adversely affect profitability.

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

For example, because of the heavy concentration of the pharmaceutical industry and the relatively high cost of our systems, such as NanoKan, μARCS and Crystal Farm, we expect to place only a limited number of systems before we saturate the market for these products.

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

We may not be successful in establishing offshore capabilities

We currently have plans to establish offshore capabilities to take advantage of lower cost PhD level scientific talent in locations such as China, India or Eastern Europe.  However, we may not be successful in establishing successful relationships in these locations.  Additionally, such offshore business could suffer due to interruption to our business, customer dissatisfaction or other factors.

We may fail to expand customer relationships through integration of products and services.

We may not be successful in selling our offerings in combination across the range of drug discovery disciplines we serve because integrated combinations of our products and services may not achieve time and cost efficiencies for our customers, especially our large pharmaceutical company customers. On the other hand, biotechnology companies may desire our integrated offerings but are often not sufficiently financed to pay for these services. In addition, we may not succeed in further integrating our offerings. We may not be able to use existing relationships with customers in individual areas of our business to sell products and services in multiple areas of drug discovery. If we do not achieve integration of our products and services, we may not be able to take advantage of potential revenue opportunities or differentiate ourselves from competitors.

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

We compete with companies in the United States and abroad that engage in the development and production of drug discovery products and services. These competitors include companies engaged in the following areas of drug discovery:

•             Assay development and screening, including Cerep, Evotec OAI AG, Pharmacopeia and Tripos;

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

Moreover, the pharmaceutical and biotechnology industries are characterized by continuous technological innovation. We anticipate that we will face increased competition in the future as new companies enter the market and our competitors make advanced technologies available. Technological advances or entirely different approaches that we or one or more of our competitors develop may render our products, services and expertise obsolete or uneconomical. For example, advances in informatics and virtual screening may render some of our technologies, such as our large compound libraries, obsolete. Additionally, the existing approaches of our competitors or new approaches or technologies that our competitors develop may be more effective than those we develop. We currently are investing in μARCS technology to improve screening processes. However, we may be unable to successfully sell this technology to customers and we may never recover the cost of our investment including the prepaid royalty to Abbott, which is carried on our balance sheet as other intangible assets in an amount equal to approximately $6.0 million. We may not be able to compete successfully with existing or future competitors.

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

Our European eukaryotic gene profiling patent was opposed by various companies.  Oral proceedings were held before the Opposition Division of the European Patent Office in January 2003.  At the conclusion of the hearing, the Opposition Division maintained our patent in amended form.  As amended, the patent claims kits and methods for identifying and characterizing the potential toxicity of a compound using expression profiles of four categories of stress. However, the decision of the Opposition Division may be appealed to the Technical Board of Appeal of the European Patent Office.  Such appeal, if any, will not be resolved for several years. There is no assurance that we will ultimately prevail in the appeal or be successful in enforcing or further licensing our European patent.  If we are unsuccessful, the value of our gene profiling patent and any royalties it may generate could be reduced.

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

•             announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments, or terminations of strategic partners or joint ventures;

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

Growth in our operations has placed and, if we grow in the future, will continue to place a significant strain on our operational, human and financial resources. In the past three years we have acquired four new businesses, and we intend to continue to grow our business internally and by acquisition. As and if we expand our operations we will not necessarily have in place infrastructure and personnel sufficient to accommodate the increased size of our business. Our ability to effectively manage any growth through acquisitions or any internal growth will depend, in large part, on our ability to hire, train and assimilate additional management, professional, scientific and technical personnel and our ability to expand, improve and effectively use our operating, management, marketing and financial systems to accommodate our expanded operations. These tasks are made more difficult as we acquire businesses in geographically disparate locations.

Our operations could be interrupted by damage to our facilities.

Our results of operations are dependent upon the continued use of our highly specialized laboratories and equipment. Our operations are primarily concentrated in facilities in San Diego, California, near San Francisco, California and near Basel, Switzerland. Natural disasters, such as earthquakes, or terrorist acts could damage our laboratories or equipment and these events may materially interrupt our business. We maintain business interruption insurance to cover lost revenues caused by such occurrences. However, this insurance would not compensate us for the loss of opportunity and potential adverse impact on relations with existing customers created by an inability to meet our customers’ needs in a timely manner, and may not compensate us for the physical damage to our facilities.

We may incur exchange losses when foreign currency used in international transactions is converted into U.S. dollars.

Currency fluctuations between the U.S. dollar and the currencies in which we do business, including the British pound, the Japanese yen, the Swiss franc and the Euro, will cause foreign currency translation gains and losses. We cannot predict the effects of exchange rate fluctuations on our future operating results because of the number of currencies involved, changes in the percentage of our revenue that will be invoiced in foreign currencies, the variability of currency exposure and the potential volatility of currency exchange rates. We do not currently engage in foreign exchange hedging transactions to manage our foreign currency exposure; however, we may begin to hedge certain transactions between the Swiss franc and other currencies that are invoiced from our Swiss affiliate in order to minimize foreign exchange transaction gains and losses.

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

In 2003 we adopted a stockholder rights plan (a so-called “poison pill”).  Also, our certificate of incorporation and bylaws contain provisions that could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. In addition, as a result of our acquisition of Axys Advanced Technologies, we have a standstill agreement with Axys Pharmaceuticals, which prevents Axys Pharmaceuticals (and prevents its subsequent acquirer, Applera Corporation) from making a hostile effort to acquire us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Short-term investments.  Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments are and will be in short-term marketable securities, U.S. government securities and corporate bonds. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to our principal. The average maturity of our investment portfolio is six months. A 1% change in interest rates would have an effect of approximately $328,000 on the value of our portfolio.

Foreign currency rate fluctuations.  The functional currency for our Discovery Partners International AG (DPI AG) group is the Swiss franc. DPI AG accounts are translated from their local currency to the U.S. dollar using the current exchange rate in effect at the balance sheet date for the balance sheet accounts, and using the average exchange rate during the period for revenues and expense accounts. The effects of translation for our DPI AG group are recorded as a separate component of stockholders’ equity (accumulated other comprehensive income (loss)). DPI AG conducts its business with customers in local currencies. Exchange gains and losses arising from these transactions are recorded using the actual exchange differences on the date the transaction is settled. We have not in the past taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with DPI AG or transactions with our worldwide customers, but anticipate that we could begin to hedge against foreign exchange transaction gains and losses resulting from non-Swiss franc invoices issued to customers by DPI AG in the near future. A 10% change in the value of the Swiss franc relative to the U.S. dollar throughout the first quarter of 2003 would have resulted in a 1% change in revenue for the three months ended March 31, 2003.

Inflation.  We do not believe that inflation has had a material impact on our business or operating results during the periods presented.

Item 4. Controls and Procedures

(a)  Evaluation of Controls and Procedures

Within 90 days before the filing of this report, our Chief Executive Officer, Mr. Pigliucci, and Chief Financial Officer, Mr. Kussman, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, Mr. Pigliucci and Mr. Kussman concluded that our disclosure controls and procedures are effective in causing material information to be collected, communicated and analyzed by management of the Company on a timely basis and to ensure that the quality and timeliness of our public disclosures comply with our SEC disclosure obligations.

(b)  Changes in Controls and Procedures

There were no significant changes in our internal controls or in other factors that could significantly affect these controls after the date of our most recent evaluation.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

The registration statement (File No. 333-36638) for our initial public offering was declared effective by the SEC on July 27, 2000. We received net proceeds from the Offering of approximately $94.7 million. Through March 31, 2003, we had used approximately $17.0 million of the net proceeds for acquisitions of companies, $6.0 million for prepaid μARCS royalties and $8.8 million for capital expenditures.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)       Exhibits:

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of the Company (1)
3.2	Bylaws of the Company (1)
4.1	Specimen common stock certificate (1)
4.2	Rights Agreement, dated as of February 13, 2003, including the form of Certificate of Designation, the form of Rights Certificate and the Summary of Rights (2)
10.70	Employment Agreement between Discovery Technologies Ltd (since renamed Discovery Partners International AG) and Urs Regenass dated January 20, 2001
99.1	Section 906 Certification of the Chief Executive Officer
99.2	Section 906 Certification of the Chief Financial Officer

(1)   Incorporated by Reference to the Company's Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000.

(2)   Incorporated by Reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2003.

(b)     Reports on Form 8-K:

We filed a Current Report on Form 8-K on February 24, 2003 to report events of February 13, 2003: our adoption of a Rights Agreement and our declaration of a dividend of one preferred share purchase right on each outstanding share of our common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISCOVERY PARTNERS INTERNATIONAL, INC.

Date: April 25, 2003	By:	/s/ Riccardo Pigliucci
Riccardo Pigliucci Chief Executive Officer
(Duly Authorized Officer)

Date: April 25, 2003	By:	/s/ Craig Kussman
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

5.          The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.          The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 25, 2003	/s/ Riccardo Pigliucci
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

5.          The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.          any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.          The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 25, 2003	/s/ Craig Kussman
Craig Kussman Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of the Company (1)
3.2	Bylaws of the Company (1)
4.1	Specimen common stock certificate (1)
4.2	Rights Agreement, dated as of February 13, 2003, including the form of Certificate of Designation, the form of Rights Certificate and the Summary of Rights (2)
10.70	Employment Agreement between Discovery Technologies Ltd (since renamed Discovery Partners International AG) and Urs Regenass dated January 20, 2001
99.1	Section 906 Certification of the Chief Executive Officer
99.2	Section 906 Certification of the Chief Financial Officer

(1)   Incorporated by Reference to the Company's Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000.

(2)   Incorporated by Reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2003.