Form 10-Q
period 2003-06-30
DISCOVERY PARTNERS INTERNATIONAL INC
filed 2003-08-13
CIK 1113148

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

Yes   ☒    No      ☐

As of August 6, 2003 a total of 24,558,429 shares of the Registrant’s Common Stock, $0.001 par value, were issued and outstanding.

DISCOVERY PARTNERS INTERNATIONAL, INC.

FORM 10-Q

DISCOVERY PARTNERS INTERNATIONAL, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Discovery Partners International, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,866,735	$8,309,269
Short-term investments	65,890,509	61,326,678
Accounts receivable	9,676,862	9,816,462
Inventories	3,012,112	4,607,941
Other current assets	1,089,343	1,333,173
Total current assets	84,535,561	85,393,523
Restricted cash	940,135	930,598
Property and equipment, net	8,781,200	9,819,577
Patent, license rights and other intangible assets, net	9,031,845	7,219,564
Other assets, net	899,824	1,080,163
Total assets	$104,188,565	$104,443,425
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,823,625	$3,650,032
Restructuring accrual	1,254,294	—
Contract loss accrual	—	837,522
Current portion of obligations under capital leases and line of credit	440,693	722,892
Deferred revenue	2,971,345	2,290,566

Total current liabilities	8,489,957	7,501,012

Obligations under capital leases, less current portion	170,028	305,970
Deferred rent	104,220	104,940

Stockholders’ equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at June 30, 2003 and December 31, 2002	—	—
Common stock, $.001 par value, 99,000,000 shares authorized, 24,506,277 and 24,371,131 issued and outstanding at June 30, 2003 and December 31, 2002, respectively	24,506	24,371
Treasury stock, at cost, 150,000 and 35,000 shares at June 30, 2003 and December 31, 2002, respectively	(408,250)	(119,250)
Additional paid-in capital	200,917,935	200,691,363
Deferred compensation	(100,272)	(260,226)
Accumulated other comprehensive income	664,250	885,485
Accumulated deficit	(105,673,809)	(104,690,240)

Total stockholders’ equity	95,424,360	96,531,503

Total liabilities and stockholders’ equity	$104,188,565	$104,443,425

See accompanying notes

Discovery Partners International, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Revenues	$11,248,121	$8,395,348	$23,951,341	$18,415,720
Cost of revenues:
Cost of revenues before additional charges	7,256,807	6,261,881	16,363,609	12,182,985
Additional charges:
Provision for discontinued products and obsolete inventory	—	5,781,262	—	5,781,262
Anticipated contract loss	—	1,485,000	—	1,485,000
Gross margin	3,991,314	(5,132,795)	7,587,732	(1,033,527)
Operating expenses:
Research and development	662,953	1,904,619	1,367,161	3,846,384
Selling, general and administrative	3,399,586	3,040,745	6,473,082	6,309,188
Restructuring expense	1,557,562	—	1,557,562	—
Amortization of stock-based compensation	75,326	174,406	159,954	372,044
Total operating expenses	5,695,427	5,119,770	9,557,759	10,527,616
Loss from operations	(1,704,113)	(10,252,565)	(1,970,027)	(11,561,143)
Interest income, net	447,793	496,799	993,083	981,692
Foreign currency transaction losses, net	(4,756)	(51,615)	(6,625)	(63,019)
Minority interest in consolidated subsidiary	—	144,262	—	215,723
Net loss	$(1,261,076)	$(9,663,119)	$(983,569)	$(10,426,747)
Net loss per share, basic and diluted	$(0.05)	$(0.40)	$(0.04)	$(0.43)
Weighted average shares outstanding, basic and diluted	24,297,508	24,312,924	24,310,262	24,296,152

The composition of stock-based compensation is as follows:
Cost of revenues	$846	$2,454	$2,084	$5,314
Research and development	31,073	70,840	71,590	151,709
Selling, general and administrative	43,407	101,112	86,280	215,021
	$75,326	$174,406	$159,954	$372,044

See accompanying notes

Discovery Partners International, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months ended
	June 30, 2003	June 30, 2002

OPERATING ACTIVITIES
Net income (loss)	$(983,569)	$(10,426,747)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	2,293,608	2,671,094
Amortization of deferred compensation	159,954	372,044
Restructuring expense	1,557,562	—
Provision for discontinued products		5,781,262
Anticipated contract loss		1,485,000
Minority interest in consolidated subsidiary	—	(215,723)
Change in operating assets and liabilities:
Accounts receivable	58,074	2,590,946
Inventories	1,595,827	(713,458)
Other current assets	246,946	(59,572)
Accounts payable and accrued expenses	167,084	(573,960)
Contract loss accrual	(837,522)	—
Restructuring accrual	(303,268)	—
Deferred revenue	659,032	(915,979)
Deferred rent	(720)	7,590
Restricted cash	(1,081)	—
Net cash provided by operating activities	4,611,927	2,497
INVESTING ACTIVITIES
Purchases of property and equipment	(798,542)	(1,913,862)
Other assets	200,953	179,410
Purchase of patents, license rights and other intangible assets	(2,092,194)	(2,070,590)
Purchases of short-term investments	(4,563,831)	(18,988,961)
Net cash used in investing activities	(7,253,614)	(22,794,003)
FINANCING ACTIVITIES
Principal payments on capital leases and line of credit, net	(447,971)	(176,633)
Issuance of common stock	226,707	144,182
Purchase of treasury stock	(289,000)	—
Net cash used in financing activities	(510,264)	(32,451)
Effect of exchange rate changes	(290,583)	687,373
Net decrease in cash and cash equivalents	(3,442,534)	(22,136,584)
Cash and cash equivalents at beginning of period	8,309,269	50,915,481
Cash and cash equivalents at end of period	$4,866,735	28,778,897
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$90,321	$43,747

See accompanying notes

DISCOVERY PARTNERS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

JUNE 30, 2003

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for complete financial statements. The condensed consolidated balance sheet as of June 30, 2003, condensed consolidated statements of operations for the three and six months ended June 30, 2003 and 2002, and the condensed consolidated statements of cash flows for the six months ended June 30, 2003 and 2002 are unaudited, but include all adjustments (consisting of normal recurring adjustments), which the Company considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2003 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2002 included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

The consolidated financial statements include all the accounts of the Company and its wholly owned subsidiaries, Irori Europe, Ltd. (substantially inactive), Discovery Partners International AG (DPI AG), ChemRx Advanced Technologies, Inc., Systems Integration Drug Discovery Company, Inc., Xenometrix, Inc. and Structural Proteomics, Inc. All intercompany accounts and transactions have been eliminated.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, such as, inventory, intangible assets and restructuring accruals, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

2. Net Loss Per Share

Basic and diluted net loss per share is presented in conformity with SFAS No. 128, Earnings per Share. In accordance with SFAS No. 128, basic net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. The Company has excluded the effects of outstanding stock options and warrants from the calculation of diluted net loss per common share because all such securities are anti-dilutive for all applicable periods presented.

3. Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, requires the Company to report, in addition to net loss, comprehensive income (loss) and its components. A summary follows:

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three months ended		Six months ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Comprehensive loss:
Foreign currency translation adjustment	$12,541	$497,357	$92,914	$561,063
Unrealized gain (loss) on investments	(97,868)	216,328	(314,149)	38,664
Net loss	(1,261,076)	(9,663,119)	(983,569)	(10,426,747)
Comprehensive loss	$(1,346,403)	$(8,949,434)	$(1,204,804)	$(9,827,020)

4. Inventory

Inventories are recorded at the lower of weighted average cost or market. Inventories consist of the following:

	June 30, 2003	December 31, 2002
		(Audited)
Raw materials	$1,172,112	$1,119,688
Work-in-process	2,253,946	3,735,508
Finished goods	18,290,818	18,552,432
	21,716,876	23,407,628
Less reserves for excess and obsolete inventory	(18,704,764)	(18,799,687)
	$3,012,112	$4,607,941

5. Deferred Stock Compensation

In conjunction with the Company’s initial public offering completed in July 2000, the Company recorded deferred stock compensation totaling approximately $2.7 million and $1.0 million during the years ended December 31, 2000 and 1999, respectively, representing the difference at the date of grant between the exercise or purchase price and estimated fair value of the Company’s common stock as estimated by the Company’s management.  In accordance with APB No. 25, deferred compensation is included as a reduction of stockholders’ equity and is being amortized to expense on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation No. 28 over the vesting period of the options and restricted stock.  During the three months ended June 30, 2003 and 2002, the Company recorded amortization of stock-based compensation expense of approximately $75,000 and $174,000, respectively.  During the six months ended June 30, 2003 and 2002, the Company recorded amortization of stock-based compensation expense of approximately $160,000 and $372,000, respectively.

6.        Rights Agreement

On February 13, 2003, the Company’s Board of Directors adopted a Rights Agreement (the “Agreement”).  The Agreement provides for a dividend distribution of one preferred share purchase right for each outstanding share of the Company’s common stock held of record at the close of business on February 24, 2003.  The rights are not currently exercisable.  Under certain conditions involving an acquisition or proposed acquisition by any person or group holding 15 percent or more of the Company outstanding common stock, the rights permit the holders to purchase from the Company one unit consisting of one-thousandth of a share of our Series A junior participating preferred stock at a price of $19.00 per unit, subject to adjustment.  Under certain conditions, the rights may be redeemed by the Company’s Board of Directors in whole, but not in part, at a price of $0.01 per right.

7.        Contract Termination

During the second quarter of 2002, due to changing market conditions, the Company made a decision to cease selling nonexclusive proprietary chemical compounds on a stand-alone basis to third parties.  At the time, the Company had contract obligations to deliver compounds each quarter through the second quarter of 2003.  The pricing of the compounds included in this contract assumed that the Company would sell these compounds, under certain conditions, to multiple other customers.  As a result of the decision to cease selling these compounds on a stand-alone basis, these additional sales would not be realized and thus a loss was anticipated for this contract.  Accordingly, an anticipated loss accrual was recorded as of June 30, 2002 totaling $1.5 million.  During 2002, the Company incurred a loss totaling $647,000 related to the sale of compounds under this contract reducing the contract loss accrual to $837,000 as of December 31, 2002.  On March 31, 2003, this contract was terminated at the customer’s request.  During the first quarter of 2003, the Company incurred an additional loss on the contract totaling $400,000 reducing the contract loss accrual to $437,000.  In accordance with the termination agreement, we were paid $600,000 as an early termination fee which is included in revenue.  Additionally, the remaining $437,000 contract loss accrual was no longer required and was thus eliminated with a corresponding decrease to cost of sales for the first quarter 2003.

8.        Glaxo SmithKline Agreement

In December 2002, the Company entered into an agreement with Glaxo SmithKline (GSK).  In accordance with the agreement, the Company agreed to develop and supply to GSK two complete X-Kan™ Chemistry Synthesis Systems.  X-Kans are chemical microreactors that combine the 2D tagging features of the previously introduced Irori NanoKan™ technology with an increased size and scale that are similar to the currently available Irori MicroKan™ and MiniKan™ products.  Revenue under this agreement is recognized on a percentage-of-completion basis, up to contractual limits.  During the three and six months ended June 30, 2003, the Company recognized approximately $449,000 and $611,000 in revenue related to the GSK agreement, respectively.

9.        Significant Customer

In the three and six months ended June 30, 2003, 64% and 59%, respectively, of revenue came from the Company’s chemistry contracts with Pfizer.

10.                                        Restructuring

In April 2003, the Company announced that it would consolidate its domestic chemistry facilities into two centers of excellence:  in South San Francisco for primary screening library design and synthesis programs and in San Diego for lead optimization and medicinal chemistry projects.  At the same time, the Company announced its plans to establish new offshore chemistry capabilities to take advantage of lower cost structures.  These actions resulted in the closure of its Tucson facility.  As a result of this decision, the Company recognized restructuring related charges of $1.6 million as operating expenses in the second quarter of 2003.  In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, severance and retention bonuses for involuntary employee terminations and the costs to exit certain contractual and lease obligations were accrued as of the restructuring date.  Moving, relocation and other costs related to consolidation of facilities are expensed as incurred.  The charges are comprised of the following:

Three Months Ended June 30, 2003
Severance and Retention Bonuses for Involuntary Employee Terminations	$370,363
Costs to Exit Certain Contractual and Lease Obligations	919,171
Moving, Relocation and Other Costs Related to Consolidation of Facilities	268,028
Total Restructuring Expense	$1,557,562

Under the restructuring plan 28 employees were involuntarily terminated, including scientific and administrative staff.

The following table summarizes the activity and balances of the restructuring reserve:

	Severance and Retention Bonuses for Involuntary Employee Terminations	Costs to Exit Certain Contractual and Lease Obligations	Moving, Relocation and Other Costs Related to Consolidation of Facilities	Total
Balance at December 31, 2002	$—	$—	$—	$—
Reserve Established	370,363	919,171	268,028	1,557,562
Utilization of reserve:
Cash	(116,286)	—	(186,982)	(303,268)
Balance at June 30, 2003	$254,077	$919,171	$81,046	$1,254,294

The Company expects to complete the utilization of the reserve related to this restructuring by July 2005.

11.  Recent Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123.  This statement amends SFAS No. 123, Accounting for Stock Based Compensation, to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation.  SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements.  The disclosure provisions became effective for the year ended December 31, 2002.  The Company has currently chosen not to adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation.  If the Company should choose to adopt such a method, its implementation pursuant to SFAS No. 148 could have a material effect on the Company’s financial position and results of operations.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  This statement amends and clarifies financial reporting for derivative instruments and for hedging activities accounted for under SFAS No. 133 and is effective for contracts entered into or modified, and for hedges designated, after June 30, 2003.  Adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity.  SFAS No. 150 requires that certain financial instruments issued in the form of shares that are mandatorily redeemable as well as certain other financial instruments be classified as liabilities in the financial statements.  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  Adoption of this standard is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

12.  Stock-Based Compensation

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for common stock options granted to employees and directors using the intrinsic value method and, thus, recognizes no compensation expense for such stock-based awards where the exercise prices are equal to or greater than the fair value of the Company’s common stock on the date of the grant. Pro forma information regarding net income or loss is required by SFAS No. 123.  The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:  a risk-free interest rate of 4.5%; a dividend yield of 0%; a volatility factor of 97% and an option life of 6.6 years.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 using the straight-line method to stock-based employee compensation:

	Three Months Ended		Six Months Ended

June 30, 2003

June 30, 2002

June 30, 2003

June 30, 2002

Net loss, as reported	$(1,261,076)	$(9,663,119)	$(983,569)	$(10,426,747)
Deduct: Total stock-based compensation expense determined under fair value based method	(755,063)	(670,008)	(1,540,527)	(1,309,494)
Pro forma net loss	$(2,016,139)	$(10,333,127)	$(2,524,096)	$(11,736,241)

Earnings (loss) per share:
Basic and diluted – as reported	$(0.05)	$(0.40)	$(0.04)	$(0.43)
Basic and diluted – pro forma	$(0.08)	$(0.43)	$(0.10)	$(0.48)

13.  Subsequent Events

Change in Control Agreements

In August 2003, the Company entered into change in control agreements with the following officers of the Company:  Riccardo Pigliucci, Taylor Crouch, Craig Kussman, John Lillig, Urs Regenass, Douglas Livingston and Richard Neale.  In the event of both a change in control and termination of an officer’s employment (either by the Company without cause or by the officer for good reason) either before, and in connection with, the change in control or within 365 days after the change in control, the officer will be entitled to a severance payment equal to the officer’s average bonus for the three prior full calendar years of employment with the Company multiplied by the number of days in the calendar year through the date of termination divided by 365 and the greater of 100% (200% in the case of Riccardo Pigliucci) of the officer’s annual base salary in effect immediately prior to the change in control of the Company or the officer’s annual base salary in effect at the time notice of termination is given.  Additionally, for purposes of determining the vesting of the officers’ awards made under the 2000 Stock Incentive Plan, as well as any unvested shares of Company stock acquired pursuant to that Plan, the officer will be treated as if he had completed an additional 12 months of service immediately before the date on which his employment is terminated.

Under the agreements, a change in control is deemed to have occurred under any of the following circumstances, subject to certain exceptions and limitations:

•      a person becomes the owner of 20% or more of the voting power of the Company;

•      the current members of the Company’s Board of Directors (including any new Board members elected by a 2/3 vote approval of those Board members and any new Board members so approved) cease to represent a majority of the Board during any period of 24 months or less;

•      the Company’s stockholders approve a merger or consolidation of the Company, other than a merger or consolidation in which the holders of the Company’s voting stock prior to the transaction own more than 66 and 2/3% of the voting power of the Company or other surviving entity immediately after the completion of the transaction or a merger or consolidation in which no person owns 20% or more of the voting power of the Company or other surviving entity immediately after the completion of the transaction;

•      the Company’s stockholders approve a liquidation or sale of all or substantially all of the assets of the Company; or

•      the Company’s Board of Directors determines that a change in control of the Company has otherwise occurred for purposes of the agreements.

The initial term of these agreements expires December 31, 2004 and automatically renews thereafter on an annual basis unless either party gives notice by September 30th of the preceding year and no change of control of the Company has occurred during the 18 months before that notice.

Restricted Stock Grant

In August 2003, 242,500 restricted stock grants were awarded pursuant to the Company’s 2000 Stock Incentive Plan to certain of the Company’s key employees.  The restricted stock vests in annual installments over a four-year period.  Compensation expense of $1,309,000 relating to restricted stock will be recognized over the vesting period.

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

Web Site Access to SEC Filings

We maintain an Internet website at www.discoverypartners.com.  We make available free of charge via our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

In the three and six months ended June 30, 2003, 64% and 59%, respectively, of our revenues came from our chemistry contracts with Pfizer, and we anticipate that this relationship will continue to provide for a significant percentage of our revenue throughout 2003 and 2004.  However, Pfizer has the right to terminate the relationship without cause by giving six months’ notice.  It is imperative that we continue to satisfy this key customer due to the significance of the revenue.

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

In February 2003, we entered into an agreement with Glaxo SmithKline (GSK).  In accordance with the agreement, we agreed to develop and supply to GSK two complete X-Kan™ Chemistry Synthesis Systems.  X-Kans are chemical microreactors that combine the 2D tagging features of the previously introduced Irori NanoKan™ technology with an increased size and scale that are similar to the currently available Irori MicroKan™ and MiniKan™ products.  Revenue under this agreement is recognized on a percentage-of-completion basis, up to contractual limits.  During the three and six months ended June 30, 2003, the Company recognized approximately $449,000 and $611,000 in revenue related to the GSK agreement, respectively.

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

Inventory. Inventories are recorded at the lower of cost or market. We write-down our inventory for estimated obsolescence or  non-marketability if there is an excess of cost of inventory over the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than we have projected, additional inventory write-downs may be required. During the second quarter of 2002, we identified changes in the market for chemical compound libraries including a shift in demand from diverse purified compounds to purified targeted compounds and an increased demand to bring proprietary assets into drug discovery collaborations. As a result, we made a decision to cease developing, producing and selling our non-exclusive chemical compounds on a stand-alone basis to third parties and, instead, will make these compounds available only as part of collaborations with our future partners; however, there are no assurances that this strategy will be successful. We will expense the development and production of any compound that is created for use as part of collaborations with our future partners. A significant portion of our net inventory balance represents work-in-process related to two multi-year chemistry collaborations.  Estimated losses on any deliverables are recorded when they become apparent. As of June 30, 2003, we have reserved approximately $426,000 against the work-in-process representing the anticipated losses on the sale of chemical compound libraries.

Long-lived assets. We periodically assess the recoverability of our long-lived assets by determining whether the carrying value of such assets exceeds its fair value. If impairment is indicated, we reduce the carrying value of the asset to fair value.

Restructuring.  We account for restructuring activities in accordance with SFAS. No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between SFAS No. 146 and Issue 94-3 relates to the requirements under SFAS No. 146 for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are to be applied prospectively to exit or disposal activities that are initiated after December 31, 2002.

In April 2003, we made a decision to close our Tucson facility.  As a result we recognized restructuring related charges of $1.6 million as operating expenses in accordance with SFAS No. 146.  These charges are comprised of $0.4 million related to severance and retention bonuses for involuntary employee terminations, $0.9 million related to costs to exit certain contractual and lease obligations and $0.3 million related to moving, relocation and other costs related to consolidation of facilities.  We expect to incur an additional $0.3 million during the second half of 2003.

Results of Operations For The Three Months Ended June 30, 2003 and 2002

Revenue. Total revenues increased 34% from the three months ended June 30, 2002 to the three months ended June 30, 2003.  The revenue growth was primarily due to increases in exclusive compound supply revenue and screening revenue offset by decreases in nonexclusive compound supply sales.  In the second quarter of 2003, 64% of our revenue came from our chemistry contracts with Pfizer, and we anticipate that this relationship will continue to provide for a high percentage of our revenue throughout 2003 and 2004.  However, Pfizer has the right to terminate the relationship without cause by giving six months’ notice.  It is imperative that we continue to satisfy this key customer.

Cost of revenues.  Cost of revenues for the three months ended June 30, 2002 includes a charge of $5.8 million related to provisions for discontinued products. During the six months ended June 30, 2002, we identified changes in the market for chemical compound libraries including a shift in demand from diverse purified compounds to purified targeted compounds and an increased demand to bring proprietary assets into drug discovery collaborations. As a result, we made a decision to cease selling our nonexclusive chemical compounds on a stand-alone basis to third parties and, instead, will make these compounds available only as part of collaborations with our future partners; however, there are no assurances that this strategy will be successful. Accordingly, we increased our inventory reserve by approximately $5.8 million to fully reserve for the chemical compound libraries as of June 30, 2002 and recorded this charge as cost of revenue.

Additionally, the cost of revenues for the second quarter of 2002 includes a provision for contract losses estimated at approximately $1.5 million associated with contracts that obligated us to deliver nonexclusive compounds.

Gross margin.  Gross margin as a percentage of revenues for the three months ended June 30, 2003 was 35%, up from negative 61% for the three months ended June 30, 2002, which included provisions related to the discontinuation of the Company’s non-exclusive compound supply business equaling 86% of revenue.  The improvement in gross margin for the second quarter 2003 is primarily due to the absence of the above-mentioned provisions, as well as lower materials costs associated with inventory cost management initiatives undertaken in 2003 and decreases in depreciation and personnel costs at our biology facility.  These increases were offset by losses incurred on a fixed price compound supply contract, which is currently generating a loss as well as the loss of volume due to the expiration of chemistry services contracts in our Tucson facility.

Research and development expenses. Research and development expenses consist primarily of salaries and benefits, supplies and expensed development materials, and facilities costs and equipment depreciation. Research and development expenses decreased 65% ($1.2 million) from the three months ended June 30, 2002 to the three months ended June 30, 2003. Research and development expenses decreased primarily due to the redeployment of Company funded research and development efforts to direct revenue generating activities.

Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries and benefits for sales and marketing and administrative personnel, advertising and promotional expenses, professional services, and facilities costs. Selling, general and administrative expenses increased 12% ($359,000) from the three months ended June 30, 2002 to the three months ended June 30, 2003 due primarily to additional personnel and increased benefit accruals.  These increases were partially offset by a payment to a strategic consulting firm made in the second quarter of 2002 that did not occur in the second quarter 2003.

Restructuring expenses.  Restructuring expenses related to the closure of our Tucson facility were $1.6 million for the second quarter of 2003 and consist of $0.9 million of costs to exit certain contractual and lease obligations, $0.4 million of severance and retention bonuses for involuntary employee terminations and $0.3 million of moving, relocation and other costs.  We expect to incur an additional $0.3 million in the second half of 2003 in restructuring expenses associated with the Tucson closure.

Stock-based compensation. During 1999 and 2000, we granted stock options with exercise prices that were less than the estimated fair value of the underlying shares of common stock on the date of grant. As a result, we have recorded deferred stock-based compensation to be amortized over the period that these options vest. The deferred stock-based compensation expense for the three months ended June 30, 2003 was approximately $75,000, compared to approximately $174,000 for the three months ended June 30, 2002.

Interest income. Interest income decreased 10% ($49,000) from the three months ended June 30, 2002 to the three months ended June 30, 2003 due primarily to a decrease in the average cash balance and declines in the U.S. interest rates.

Results of Operations For The Six Months Ended June 30, 2003 and 2002

Revenue. Total revenues increased 30% from the six months ended June 30, 2002 to the six months ended June 30, 2003. The revenue growth was primarily due to increases in exclusive compound supply revenue and screening revenue offset by decreases in nonexclusive compound supply sales.  In the first half of 2003, 59% of our revenue came from our chemistry contracts with Pfizer, and we anticipate that this relationship will continue to provide for a high percentage of our revenue throughout 2003 and 2004.  However, Pfizer has the right to terminate the relationship without cause by giving six months’ notice.

Cost of Revenues. Cost of revenues for the six months ended June 30, 2002 includes a charge of $5.8 million related to provisions for discontinued products.  During the six months ended June 30, 2002, we identified changes in the market for chemical compound libraries including a shift in demand from diverse purified compounds to purified targeted compounds and an increased demand to bring proprietary assets into drug discovery collaborations. As a result, we made a decision to cease selling our nonexclusive chemical compounds on a stand-alone basis to third parties and, instead, will make these compounds available only as part of collaborations with our future partners; however, there are no assurances that this strategy will be successful. Accordingly, we increased our inventory reserve by approximately $5.8 million to fully reserve for the chemical compound libraries as of June 30, 2002 and recorded this charge as cost of revenue.

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

Gross margin.  Gross margin as a percentage of revenues was 32%, up from negative 6% for the six months ended June 30, 2002, which included provisions related the discontinuation of the Company’s non-exclusive compound supply business equaling 39% of revenue. The improvement in gross margin is related to our compound supply business, primarily lower materials costs associated with inventory cost management initiatives undertaken in 2003, decreases in depreciation and personnel costs at our biology facility and the reversal of the contract loss accrual, as offset by losses incurred on a fixed price compound supply contract and an increase in inventory reserves related to our instrumentation business.

Research and development expenses. Research and development expenses consist primarily of salaries and benefits, supplies and expensed development materials, and facilities costs and equipment depreciation. Research and development expenses decreased 64% ($2.5 million) from the six months ended June 30, 2002 to the six months ended June 30, 2003. Research and development expenses decreased primarily due to the redeployment of company funded research and development efforts and resources to direct revenue generating activities.

Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries and benefits for sales and marketing and administrative personnel, advertising and promotional expenses, professional services, and facilities costs. Selling, general and administrative expenses increased 3% ($164,000)

from the six months ended June 30, 2002 to the six months ended June 30, 2003, due primarily to additional personnel and increased benefit accruals.  These increases were partially offset by a payment to a strategic consulting firm made in the second quarter of 2002 that did not occur in the six months ended June 30, 2003.

Restructuring expenses.  Restructuring expenses related to the closure of our Tucson facility were $1.6 million for the six months ended June 30, 2003 and consist of $0.9 million of costs to exit certain contractual and lease obligations, $0.4 million of severance and retention bonuses for involuntary employee terminations and $0.3 million of moving, relocation and other costs.  We expect to incur an additional $0.3 million in the second half of 2003 of restructuring expenses associated with the Tucson closure.

Stock-based compensation. During 1999 and 2000, we granted stock options with exercise prices that were less than the estimated fair value of the underlying shares of common stock on the date of grant. As a result, we have recorded deferred stock-based compensation to be amortized over the period that these options vest. The deferred stock-based compensation expense for the six months ended June 30, 2003 was approximately $160,000, compared to approximately $372,000 for the six months ended June 30, 2002.

Interest income. Interest income increased 1% ($11,000) from the six months ended June 30, 2002 to the six months ended June 30, 2003 due primarily to an increase in realized gains on the sale of certain investments during the first quarter of 2003 and a decrease in interest expense due to a reduction in debt offset by a decrease in the average cash balance and declines in the U.S. interest rates.

Liquidity and Capital Resources

Since inception of the Company, we have funded our operations principally with $39.0 million of private equity financings and $94.7 million of net proceeds from our initial public offering in July/August 2000.

At June 30, 2003, cash and cash equivalents and short-term investments totaled approximately $70.8 million, compared to $69.6 million at December 31, 2002.

We currently anticipate investing between $2.5 million and $3.5 million through December 31, 2003 for leasehold improvements and capital equipment necessary to support future revenue growth. Our actual future capital requirements will depend on a number of factors, including our success in increasing sales of both existing and new products and services, expenses associated with any unforeseen litigation, regulatory changes, competition and technological developments, and potential future merger and acquisition activity.

On October 4, 2001, our Board of Directors authorized a Stock Repurchase Program, authorizing us to repurchase up to 2,000,000 shares of common stock at no more than $3.50 per share. In 2001, we acquired 35,000 shares for a total of $119,000 and in February 2003, we purchased 115,000 shares for a total of $289,000. We may continue to purchase additional shares in the future.

In April 2003, we announced our decision to consolidate our domestic chemistry facilities into two centers of excellence:  in South San Francisco for primary screening library design and synthesis programs and in San Diego for lead optimization and medicinal chemistry projects.  At the same time, we announced our plans to establish new offshore chemistry capabilities to take advantage of lower cost structures.  These actions resulted in the closure of our Tucson facility.  As a result of this decision, we have recognized restructuring related charges of $1.6 million as operating expenses in the second quarter of 2003.  As of June 30, 2003, $1,254,000 of these charges are unpaid.  Of this amount, we expect to pay out approximately $500,000 in the second half of 2003 with the remaining amount to be paid out ratably through July 2005. We also expect to incur $300,000 in additional charges in the second half of 2003.

Recent developments

In August 2003, 242,500 restricted stock grants were awarded pursuant to the Company’s 2000 Stock Incentive Plan to certain of the Company’s key employees.  These grants were made in lieu of stock option awards, which would carry a similar impact to earnings under SFAS No. 123.  The restricted stock vests in annual installments over a four-year period.  Beginning in the third quarter of 2003, we will recognize the related compensation expense on an accelerated basis equal to $256,000, $501,000, $341,000, $180,000 and $31,000 in each of the years 2003, 2004, 2005, 2006 and 2007, respectively.

RISKS AND UNCERTAINTIES

In addition to the other information contained herein, you should carefully consider the following risk factors in evaluating our company.

We derive a significant percentage of our revenues from a single customer.  If this contract terminated, we might have difficulty finding customers that will purchase our products and services in sufficient amounts to replace the capacity resulting from the loss of this significant customer.

We anticipate that a significant portion of our revenues for 2003 and beyond will be derived from the chemistry collaboration we entered into with Pfizer in December 2001.  Under the agreement, Pfizer has a contractual right to terminate the contract, with or without cause, upon six months notice beginning on January 1, 2003. During the first half of 2003, revenue from Pfizer represented 59% of total revenue.  If our relationship with Pfizer or our contracts with other customers to whom we provide significant products or services are terminated, we will have capacity available until we are able to find new customers for our products and services to replace that capacity.  We may be delayed in entering or not able to enter into contracts with new customers to replace any available capacity.  We will continue to bear the costs of that capacity until we are able to enter into contracts with customers for those products or services.  Revenues with respect to those products and services may be delayed or we may not recognize revenues at all to the extent we are delayed in entering or not able to enter into contracts with new customers to replace available capacity.

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

•             Compound libraries and lead optimization, including Albany Molecular Research, Pharmacopeia, Array Biopharma, Evotec OAI AG, Biofocus and ArQule;

•             Informatics, including Accelrys and Tripos; and

•             Gene profiling, including Affymetrix and Gene Logic.

Academic institutions, governmental agencies and other research organizations also conduct research in areas in which we provide services, either on their own or through collaborative efforts. Also, essentially all of our pharmaceutical company customers have internal departments that provide some or all of the products and services we sell, so these customers may have limited needs for our products and services. Many of our competitors, including Pharmacopeia, have access to greater financial, technical, research, marketing, sales, distribution, service and other resources than we do. We may not yet be large enough to achieve satisfactory market recognition or operating efficiencies, particularly in comparison to some competitors.  In addition, small size (particularly when combined with unprofitable operations) often results in the loss of stock research analyst coverage; absence of coverage makes it difficult for a company to find and hold a stock market following.  Currently, only two analysts follow us.

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

The pharmaceutical customer segment of the market for our products and services is highly concentrated, with approximately 50 large pharmaceutical companies conducting drug discovery research. The continuation of the current trend toward consolidation of the pharmaceutical industry may reduce the number of our potential customers even further. Accordingly, we expect that a relatively small number of customers will account for a substantial portion of our revenues.

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

We have incurred operating and net losses since our inception. As of June 30, 2003, we had an accumulated deficit of $105.7 million. For the years ended December 31, 2000, 2001 and 2002 and for the six months ended June 30, 2003, we had net losses of $11.7 million, $11.1 million, $62.1 million and $1.0 million, respectively. We may also in the future incur operating and net losses and negative cash flow from operations. We may not be able to achieve or maintain profitability. Moreover, if we do achieve profitability, the level of any profitability cannot be predicted and may vary significantly from quarter to quarter.  For example, although we had net income in the first quarter of 2003 we incurred a loss in the second quarter of 2003 and we may not be able to achieve profitability for the year.

Our decision to discontinue the non-exclusive chemical compound supply product line places more emphasis on integrated drug discovery collaborations, an area of higher risk and complexity.

As a result of our decision to limit access to our proprietary chemistry compounds and capabilities solely to companies that enter into integrated drug discovery, chemistry or screening and optimization collaborations with us, we now rely on this relatively complex form of customer engagement to deliver value for the Company. As a result of the inherent complexity of such collaborations, we have an increased risk of being unable to reach agreement with the prospective customer for such collaborations or of structuring sub-optimal arrangements that fail to adequately compensate us for the risks inherent in such collaborations.  We may also have difficulty gaining new business due to our lack of demonstrated therapeutic product success.

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

We may not be successful in maintaining offshore capabilities

We recently entered into a long-term research and development collaboration agreement under which we plan to utilize scientists and equipment at a recently completed facility located in India to take advantage of a lower cost structure.  However, we may not be successful in maintaining a successful relationship in this offshore location.  Additionally, such offshore business could suffer due to the geographical time and distance challenges as well as cultural difficulties of managing such an operation, which could cause delays, customer dissatisfaction or other issues.

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

Our results of operations are dependent upon the continued use of our highly specialized laboratories and equipment. Our operations are primarily concentrated in facilities in San Diego, California, South San Francisco, California and Allschwill, Switzerland. Natural disasters, such as earthquakes, or terrorist acts could damage our laboratories or equipment and these events may materially interrupt our business. We maintain business interruption insurance to cover lost revenues caused by such occurrences. However, this insurance would not compensate us for the loss of opportunity and potential adverse impact on relations with existing customers created by an inability to meet our customers’ needs in a timely manner, and may not compensate us for the physical damage to our facilities.

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

government securities and corporate bonds. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to our principal. The average maturity of our investment portfolio is six months. A 1% change in interest rates would have an effect of approximately $355,000 on the value of our portfolio.

Foreign currency rate fluctuations.  The functional currency for our Discovery Partners International AG (DPI AG) group is the Swiss franc. DPI AG accounts are translated from their local currency to the U.S. dollar using the current exchange rate in effect at the balance sheet date for the balance sheet accounts, and using the average exchange rate during the period for revenues and expense accounts. The effects of translation for our DPI AG group are recorded as a separate component of stockholders’ equity (accumulated other comprehensive income (loss)). DPI AG conducts its business with customers in local currencies. Exchange gains and losses arising from these transactions are recorded using the actual exchange differences on the date the transaction is settled. We have not in the past taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with DPI AG or transactions with our worldwide customers, but anticipate that we could begin to hedge against foreign exchange transaction gains and losses resulting from non-Swiss franc invoices issued to customers by DPI AG in the near future. A 10% change in the value of the Swiss franc relative to the U.S. dollar throughout the first half of 2003 would have resulted in a 2% change in expenses for the six months ended June 30, 2003. The impact on revenues is lower due to the fact that DPI AG invoiced approximately 48% of its revenues for the six months ended June 30, 2003 in U.S. dollars.

Inflation.  We do not believe that inflation has had a material impact on our business or operating results during the periods presented.

Item 4. Controls and Procedures

Our Chief Executive Officer, Mr. Pigliucci, and Chief Financial Officer, Mr. Kussman, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2003. Based upon that evaluation, Mr. Pigliucci and Mr. Kussman concluded that our disclosure controls and procedures are effective in causing material information to be collected, communicated and analyzed by management of the Company on a timely basis and to ensure that the quality and timeliness of our public disclosures comply with its SEC disclosure obligations.  Such evaluation did not identify any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

The registration statement (File No. 333-36638) for our initial public offering was declared effective by the SEC on July 27, 2000. We received net proceeds from the Offering of approximately $94.7 million. Through June 30, 2003, we had used approximately $17.0 million of the net proceeds for acquisitions of companies, $6.0 million for prepaid mARCS royalties, $9.0 million for capital expenditures and $0.3 million for costs associated with restructuring.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on May 15, 2003.  As of March 26, 2003, the record date of our meeting, 24,404,935 shares of our common stock were outstanding and entitled to vote.

The following matters were voted upon at the meeting:

1.      The stockholders elected three Directors to hold office for a term expiring upon the 2006 Annual Meeting of Stockholders:

Name of Director Elected	Shares Voting in Favor	Shares Withheld
Riccardo Pigliucci	21,176,774	1,721,194
Harry F. Hixson, Jr	22,661,918	236,050
Michael C. Venuti	22,661,918	236,050

The following individuals are continuing directors with terms expiring upon the 2004 Annual Meeting of Stockholders:  Dieter Hoehn and Colin Dollery. The following individuals are continuing directors with terms expiring upon the 2005 Annual Meeting of Stockholders:  John P. Walker and Alan J. Lewis.

2.      The stockholders ratified the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2003:

Votes
For	22,840,881
Against	54,962
Abstaining	2,125

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits:

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of the Company (1)
3.2	Bylaws of the Company (1)
4.1	Specimen common stock certificate (1)
4.2	Rights Agreement, dated as of February 13, 2003, including the form of Certificate of Designation, the form of Rights Certificate and the Summary of Rights (2)
10.71	Change in Control Agreement between us and Riccardo Pigliucci, dated August 8, 2003
10.72	Change in Control Agreement between us and Craig Kussman, dated August 8, 2003
10.73	Change in Control Agreement between us and Taylor Crouch, dated August 8, 2003
10.74	Change in Control Agreement between us and John Lillig, dated August 8, 2003
10.75	Change in Control Agreement between us and Urs Regenass, dated August 8, 2003
10.76	Change in Control Agreement between us and Richard Neale, dated August 8, 2003
10.77	Change in Control Agreement between us and Douglas Livingston, dated August 8, 2003
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Exhibit Description

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)               Incorporated by Reference to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

(2)               Incorporated by Reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2003.

(b)              Reports on Form 8-K:

We filed a Current Report on Form 8-K on April 22, 2003 to report the Company’s financial results for the three months ended March 31, 2003, as reported in a press release dated April 22, 2003 and the script of the Chief Executive and Financial Officers’ comments from the Company’s first quarter 2003 earnings conference call.

We filed a Current Report on Form 8-K on July 22, 2003 to report the Company’s financial results for the three and six months ended June 30, 2003, as reported in a press release dated July 22, 2003 and the script of the Chief Executive and Financial Officers’ comments from the Company’s second quarter 2003 earnings conference call.

We filed a Current Report on Form 8-K on May 29, 2003 to report a stock trading plan entered into by John Lillig, Vice President and Chief Technology Officer of the Company, designed to comply with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISCOVERY PARTNERS INTERNATIONAL, INC.

Date: August 11, 2003	By:	/s/ Riccardo Pigliucci
Riccardo Pigliucci
Chief Executive Officer
(Duly Authorized Officer)

Date: August 11, 2003	By:	/s/ Craig Kussman
Craig Kussman
Chief Financial Officer,
Senior Vice President Finance
and Administration and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of the Company (1)
3.2	Bylaws of the Company (1)
4.1	Specimen common stock certificate (1)
4.2	Rights Agreement, dated as of February 13, 2003, including the form of Certificate of Designation, the form of Rights Certificate and the Summary of Rights (2)
10.71	Change in Control Agreement between us and Riccardo Pigliucci, dated August 8, 2003
10.72	Change in Control Agreement between us and Craig Kussman, dated August 8, 2003
10.73	Change in Control Agreement between us and Taylor Crouch, dated August 8, 2003
10.74	Change in Control Agreement between us and John Lillig, dated August 8, 2003
10.75	Change in Control Agreement between us and Urs Regenass, dated August 8, 2003
10.76	Change in Control Agreement between us and Richard Neale, dated August 8, 2003
10.77	Change in Control Agreement between us and Douglas Livingston, dated August 8, 2003
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)          Incorporated by Reference to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

(2)          Incorporated by Reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2003.