Form 10-Q
period 2003-09-30
DISCOVERY PARTNERS INTERNATIONAL INC
filed 2003-11-14
CIK 1113148

2

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

_________________

FORM 10-Q
_________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

Commission File Number 000-31141

DISCOVERY PARTNERS
INTERNATIONAL, INC.
(Exact Name of registrant as specified in its charter)

Delaware	33-0655706
(State or other jurisdiction of	(I.R.S. employer identification number)
incorporation or organization)

9640 Towne Centre Drive
San Diego, California 92121	(858) 455-8600
(Address of principal executive	(Registrant's telephone number,
offices and zip code)	Including area code)

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

Yes [X] No [ ]

As of November 7, 2003 a total of 24,683,604 shares of the Registrant’s Common Stock, $0.001 par value, were issued and outstanding.

DISCOVERY PARTNERS INTERNATIONAL, INC.
FORM 10-Q

DISCOVERY PARTNERS INTERNATIONAL, INC.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

Discovery Partners International, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2003	December 31, 2002
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$3,238,066	$8,309,269
Short-term investments	61,326,678	66,751,109
Accounts receivable	9,920,885	9,816,462
Inventories	3,996,499	4,607,941
Other current assets	1,665,542	1,333,173

Total current assets	85,572,101	85,393,523
Restricted cash	570,272	930,598
Property and equipment, net	8,353,656	9,819,577
Patent, license rights and other intangible assets, net	8,773,773	7,219,564
Other assets, net	787,231	1,080,163

Total assets	$104,057,033	$104,443,425

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,343,343	$3,650,032
Restructuring accrual	964,811	--
Contract loss accrual	--	837,522
Current portion of obligations under capital leases and line of credit	13,508	722,892
Deferred revenue	2,566,430	2,290,566

Total current liabilities	7,888,092	7,501,012
Obligations under capital leases, less current portion	--	305,970
Deferred rent	102,476	104,940
Stockholders' equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, no
shares issued and outstanding at September 30, 2003 and December 31, 2002	--	--
Common stock, $.001 par value, 99,000,000 shares authorized,
24,622,394 and 24,371,131 issued and outstanding at
September 30, 2003 and December 31, 2002, respectively	24,622	24,371
Common stock issuable	1,026,000	--
Treasury stock, at cost, 216,886 and 35,000 shares at September 30, 2003 and
December 31, 2002, respectively	(775,451)	(119,250)
Additional paid-in capital	201,342,594	200,691,363
Deferred compensation	(1,231,964)	(260,226)
Accumulated other comprehensive income	809,437	885,485
Accumulated deficit	(105,128,773)	(104,690,240)

Total stockholders' equity	96,066,465	96,531,503

Total liabilities and stockholders' equity	$104,057,033	$104,443,425

See accompanying notes

Discovery Partners International, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Revenues	$11,409,291	$10,544,241	$35,360,632	$28,959,962
Cost of revenues:
Cost of revenues before additional charges	6,882,144	6,975,814	23,245,753	19,158,799
Additional charges:
Provision for discontinued products and obsolete inventory	--	--	--	5,781,262
Anticipated contract loss	--	--	--	1,485,000

Gross margin	4,527,147	3,568,427	12,114,879	2,534,901
Operating expenses:
Research and development	544,633	1,301,095	1,911,794	5,147,479
Selling, general and administrative	3,360,808	3,523,720	9,862,626	9,832,908
Restructuring expense	315,424	--	1,872,986	--
Amortization of stock-based compensation	177,808	138,276	337,762	510,321

Total operating expenses	4,398,673	4,963,091	13,985,168	15,490,708

Income (loss) from operations	128,474	(1,394,664)	(1,870,289)	(12,955,807)
Interest income, net	437,349	514,479	1,430,432	1,496,171
Foreign currency transaction losses, net	(43,576)	(26,016)	(50,201)	(89,036)
Other income (expense), net	22,789	--	51,525	--

Minority interest in consolidated subsidiary	--	97,278	--	313,002

Net income (loss)	$545,036	$(808,923)	$(438,533)	$(11,235,670)

Net income (loss) per share, basic	$0.02	$(0.03)	$(0.02)	$(0.46)

Weighted average shares outstanding, basic	24,333,739	24,328,208	24,318,088	24,306,838

Net income (loss) per share, diluted	$0.02	$(0.03)	$(0.02)	$(0.46)

Weighted average shares outstanding, diluted	25,266,949	24,328,208	24,318,088	24,306,838

The composition of stock-based compensation is as follows:

Cost of revenues	$567	$2,049	$2,651	$7,363
Research and development	21,777	60,812	93,367	212,521
Selling, general and administrative	155,464	75,415	241,744	290,437

	$177,808	$138,276	$337,762	$510,321

See accompanying notes

Discovery Partners International, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months ended
	September 30, 2003	September 30, 2002

OPERATING ACTIVITIES
Net income (loss)	$(438,533)	$(11,235,670)
Adjustments to reconcile net income (loss) to cash provided by (used in)
operating activities:
Depreciation and amortization	3,678,786	3,846,561
Amortization of deferred compensation	337,762	510,321
Restructuring expense	1,872,986	--
Provision for discontinued products and obsolete inventory	--	5,781,262
Anticipated contract loss	--	1,485,000
Minority interest in consolidated subsidiary	--	(313,002)
Change in operating assets and liabilities:
Accounts receivable	(519,456)	(268,869)
Inventories	611,440	(2,244,938)
Other current assets	(320,644)	(175,300)
Accounts payable and accrued expenses	970,494	291,377
Contract loss accrual	(837,522)	(58,130)
Restructuring accrual	(908,175)	--
Deferred revenue	207,753	(1,106,617)
Deferred rent	(2,464)	10,000
Restricted cash	378,019	(382)

Net cash provided by (used in) operating activities	5,030,446	(3,478,387)
INVESTING ACTIVITIES
Purchases of property and equipment	(1,410,177)	(1,989,833)
Other assets	325,587	62,838
Purchase of patents, license rights and other intangible assets	(2,105,597)	(2,080,590)
Proceeds from maturity of short-term investments	46,944,372	6,546,744
Purchases of short-term investments	(52,368,803)	(39,579,773)

Net cash used in investing activities	(8,614,618)	(37,040,614)
FINANCING ACTIVITIES
Principal payments on capital leases and line of credit, net	(1,076,313)	(634,051)
Issuance of common stock	368,034	152,431
Purchase of treasury stock	(289,000)	--

Net cash used in financing activities	(997,279)	(481,620)
Effect of exchange rate changes	(489,752)	645,022

Net decrease in cash and cash equivalents	(5,071,203)	(40,355,599)
Cash and cash equivalents at beginning of period	8,309,269	50,915,481

Cash and cash equivalents at end of period	$3,238,066	$10,559,882

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$149,027	$132,988

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Deferred compensation related to the issuance of restricted stock	$1,309,500	$--

Common stock received in payment of employee notes receivable	$367,201	$--

See accompanying notes

DISCOVERY PARTNERS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SEPTEMBER 30, 2003

1. Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for complete financial statements. The condensed consolidated balance sheet as of September 30, 2003, condensed consolidated statements of operations for the three and nine months ended September 30, 2003 and 2002, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2003 and 2002 are unaudited, but include all adjustments (consisting of normal recurring adjustments), which the Company considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2003 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2002 included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

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

2. Net Income (Loss) Per Share

        Basic and diluted net income (loss) per share is presented in conformity with SFAS No. 128, Earnings per Share. In accordance with SFAS No. 128, basic net income (loss) per share has been computed using the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net income (loss) per share has been computed using the weighted-average number of common and common stock equivalent shares outstanding during the period, less shares subject to repurchase.  Common equivalent shares, composed of outstanding stock options and warrants, are included in diluted net income (loss) per share to the extent these shares are dilutive. The computations for basic and diluted earnings per share are as follows:

	Income (Numerator)	Shares (Denominator)	Earnings Per Share

Three Months Ended September 30, 2003

Basic earnings per share:
Net income	$545,036	24,333,739	$0.02
Diluted earnings per share:
Dilutive stock options	--	780,330
Contingently issuable restricted stock	--	152,880

Net income plus assumed conversions	$545,036	25,266,949	$0.02

The total number of shares issuable upon exercise of stock options and warrants excluded from the calculation of diluted earnings per share since they are anti-dilutive were 1,801,235.

3. Comprehensive Loss

        SFAS No. 130, Reporting Comprehensive Income, requires the Company to report, in addition to net loss, comprehensive income (loss) and its components. A summary follows:

Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Comprehensive loss:
Foreign currency translation adjustment	$376,424	$30,710	$469,338	$471,074
Unrealized loss on investments	(231,237)	(69,723)	(545,386)	(31,059)
Net income (loss)	545,036	(808,923)	(438,533)	(11,235,670)

Comprehensive income (loss)	$690,223	$(847,936)	$(514,581)	$(10,795,655)

4. Inventory

        Inventories are recorded at the lower of weighted average cost or market. Inventories consist of the following:

	September 30, 2003	December 31, 2002
	(Unaudited)

Raw materials	$1,685,670	$1,119,688
Work-in-process	2,637,233	3,735,508
Finished goods	18,714,714	18,552,432

	23,037,617	23,407,628
Less reserves for excess and obsolete inventory	(19,041,118)	(18,799,687)

	$3,996,499	$4,607,941

5. Deferred Stock Compensation

        In conjunction with the Company’s initial public offering completed in July 2000, the Company recorded deferred stock compensation totaling approximately $2.7 million and $1.0 million during the years ended December 31, 2000 and 1999, respectively, representing the difference at the date of grant between the exercise or purchase price and estimated fair value of the Company’s common stock as estimated by the Company’s management. Additionally, in August 2003, awards of 52,500 shares and rights to acquire 190,000 shares of restricted stock were awarded pursuant to the Company’s 2000 Stock Incentive Plan to certain of the Company’s key employees resulting in an increase in deferred compensation of $1.3 million. The restricted stock and rights to acquire restricted stock vest in annual installments over a four-year period. In accordance with APB No. 25, deferred compensation is included as a reduction of stockholders’ equity and is being amortized to expense on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation No. 28 over the vesting period of the options, restricted stock and rights to acquire restricted stock. During the three months ended September 30, 2003 and 2002, the Company recorded amortization of stock-based compensation expense of approximately $178,000 and $138,000, respectively. During the nine months ended September 30, 2003 and 2002, the Company recorded amortization of stock-based compensation expense of approximately $338,000 and $510,000, respectively.

6. Common Stock Issuable

        In August 2003, rights to acquire 190,000 shares of restricted stock were awarded to certain of the Company’s key employees. As a result, $1,026,000 was recorded as common stock issuable representing the fair value at the time of grant of the shares issuable in the future.

7. Rights Agreement

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

8. Contract Termination

        During the second quarter of 2002, due to changing market conditions, the Company made a decision to cease selling nonexclusive proprietary chemical compounds on a stand-alone basis to third parties. At the time, the Company had contract obligations to deliver compounds each quarter through the second quarter of 2003. The pricing of the compounds included in this contract assumed that the Company would sell these compounds, under certain conditions, to multiple other customers. As a result of the decision to cease selling these compounds on a stand-alone basis, these additional sales would not be realized and thus a loss was anticipated for this contract. Accordingly, an anticipated loss accrual was recorded as of September 30, 2002 totaling $1.5 million. During 2002, the Company incurred a loss totaling $647,000 related to the sale of compounds under this contract reducing the contract loss accrual to $837,000 as of December 31, 2002. On March 31, 2003, this contract was terminated at the customer’s request. During the first quarter of 2003, the Company incurred an additional loss on the contract totaling $400,000 reducing the contract loss accrual to $437,000. In accordance with the termination agreement, we were paid $600,000 as an early termination fee which is included in revenue. Additionally, the remaining $437,000 contract loss accrual was no longer required and was thus eliminated with a corresponding decrease to cost of sales for the first quarter 2003.

9. Glaxo SmithKline Agreement

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

10. Bruker AXS Inc. Agreement

        In July 2003, the Company entered into an agreement with Bruker AXS Inc. Under the terms of the agreement, the Company has appointed Bruker AXS the worldwide distributor for Discovery Partners’ Crystal Farm™ line of protein crystallography products.

11. Significant Customer

        In the three and nine months ended September 30, 2003, 66% and 61%, respectively, of revenue came from the Company’s chemistry contracts with Pfizer.

12. Restructuring

        In April 2003, the Company announced that it would consolidate its domestic chemistry facilities into two centers of excellence: in South San Francisco for primary screening library design and synthesis programs and in San Diego for lead optimization and medicinal chemistry projects. At the same time, the Company announced its plans to establish new offshore chemistry capabilities to take advantage of lower cost structures. These actions resulted in the closure of its Tucson facility. As a result of this decision, the Company recognized restructuring related charges of $1.6 million as operating expenses in the second quarter of 2003 and $0.3 million in the third quarter of 2003. The Company does not expect to incur any additional restructuring charges related to the Tucson closure. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, severance and retention bonuses for involuntary employee terminations and the costs to exit certain contractual and lease obligations were accrued as of the restructuring date. Moving, relocation and other costs related to consolidation of facilities are expensed as incurred. The charges are comprised of the following:

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003

Severance and Retention Bonuses for Involuntary Employee Terminations	$5,236	$375,599
Costs to Exit Certain Contractual and Lease Obligations	--	919,171
Moving, Relocation and Other Costs Related to Consolidation of Facilities	310,188	578,216

Total Restructuring Expense	$315,424	$1,872,986

        Under the restructuring plan 28 employees were involuntarily terminated, including scientific and administrative staff.

        The following table summarizes the activity and balances of the restructuring reserve:

	Severance and Retention Bonuses for Involuntary Employee Terminations	Costs to Exit Certain Contractual and Lease Obligations	Moving, Relocation and Other Costs Related to Consolidation of Facilities	Total

Balance at December 31, 2002	$--	$--	$--	$--
Reserve Established	370,363	919,171	268,028	1,557,562
Utilization of reserve:
Cash	(116,286)	--	(186,982)	(303,268)

Balance at June 30, 2003	$254,077	$919,171	$81,046	$1,254,294

Reserve Established	5,236	--	310,188	315,424
Utilization of reserve:
Cash	(259,313)	(96,047)	(249,547)	(604,907)

Balance at September 30, 2003	$--	$823,124	$141,687	$964,811

        The Company expects to complete the utilization of the reserve related to this restructuring by July 2005.

13. Recent Accounting Pronouncements

        In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). This Interpretation provides guidance on the identification of variable interest entities (VIE) for which control is achieved through means other than through voting rights and how to determine when and which business enterprises should consolidate VIEs. The entity identified as the VIEs primary beneficiary is required to consolidate the VIE. Effective October 9, 2003, the FASB issued a Staff Position deferring the effective date for applying the provisions of FIN46 for VIEs created before February 1, 2003. The new application date is the first interim or annual period ending after December 15, 2003. The Company has not identified any entity that would require consolidation. The maximum exposure to losses related to any entity that is determined to be a VIE is limited to the carrying amount of the investment in the entity.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. This statement amends SFAS No. 123, Accounting for Stock Based Compensation, to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The disclosure provisions became effective for the year ended December 31, 2002. The Company has currently chosen not to adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation. If the Company should choose to adopt such a method, its implementation pursuant to SFAS No. 148 could have a material effect on the Company’s financial position and results of operations.

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

14. Stock-Based Compensation

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

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Net income (loss), as reported	$545,036	$(808,923)	$(438,533)	$(11,235,670)
Deduct: Total stock-based
compensation expense
determined under fair value based method	(717,997)	(754,179)	(2,257,694)	(2,071,384)

Pro forma net loss	$(172,961)	$(1,563,102)	$(2,696,227)	$(13,307,054)

Earnings (loss) per share:
Basic and diluted - as reported	$0.02	$(0.03)	$(0.02)	$(0.46)

Basic and diluted - pro forma	$(0.01)	$(0.06)	$(0.11)	$(0.55)

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

  We provide medicinal chemistry for lead optimization and biological profiling.

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

        In the three and nine months ended September 30, 2003, 66% and 61%, respectively, of our revenues came from our chemistry contracts with Pfizer, and we anticipate that this relationship will continue to provide for a significant percentage of our revenue throughout 2003 and 2004. However, Pfizer has the right to terminate the relationship without cause by giving six months’ notice. It is imperative that we continue to satisfy this key customer due to the significance of the revenue.

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

        Revenue recognition. Revenue from product sales, which include the sale of instruments, related consumables, and chemical compounds, is recorded as products are shipped if the costs of such shipments can be reasonably estimated and if all customer’s acceptance criteria have been met. Certain of our contracts for product sales include customer acceptance provisions that give our customers the right of replacement if the delivered product does not meet specified criteria; however, we have historically demonstrated that the products meet the specified criteria and the number of customers exercising their right of replacement has been insignificant (less than 1% of revenues) and therefore we recognize revenue without providing for such contingency. Development contract revenues and high-throughput screening service revenues are recognized on a percentage-of-completion basis. Advances received under these development contracts and high-throughput screening service agreements are initially recorded as deferred revenue, which is then recognized as costs are incurred over the term of the contract. Certain of these contracts may allow the customer the right to reject the work performed; however, we have no material history of such rejections and therefore we recognize revenue without providing for such contingency. Revenue from drug discovery and chemistry service agreements is recognized on a monthly basis and is based upon the number of full time equivalent (FTE) employees that actually worked on each agreement and the agreed-upon rate per FTE per month. Revenue due to us under the Xenometrix patent licensing agreements is recognized upon receipt of monies, provided we have no future obligation with respect to such payments. From time to time we receive requests from customers to bill and hold goods for them. In these cases, the customer accepts the risk of loss and the transfer of ownership of such goods prior to shipment. If the specific revenue recognition criteria under accounting principles generally accepted in the United States at the time of the bill and hold are met, the revenue is recognized.

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

    Inventory. Inventories are recorded at the lower of cost or market. We write-down our inventory for estimated obsolescence or non-marketability if there is an excess of cost of inventory over the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than we have projected, additional inventory write-downs may be required. During the second quarter of 2002, we identified changes in the market for chemical compound libraries including a shift in demand from diverse purified compounds to purified targeted compounds and an increased demand to bring proprietary assets into drug discovery collaborations. As a result, we made a decision to cease developing, producing and selling our non-exclusive chemical compounds on a stand-alone basis to third parties and, instead, will make these compounds available only as part of collaborations with our future partners; however, there are no assurances that this strategy will be successful. We will expense the development and production of any compound that is created for use as part of collaborations with our future partners. As of September 30, 2003, 93% of our inventory reserve is associated with our chemical compound finished goods inventory. A significant portion of our net inventory balance represents work-in-process related to two multi-year chemistry collaborations. Estimated losses on any deliverables are recorded when they become apparent. As of September 30, 2003, we have reserved approximately $741,000 against the work-in-process representing the anticipated losses on the sale of chemical compound libraries.

        Long-lived assets. We periodically assess the recoverability of our long-lived assets by determining whether the carrying value of such assets exceeds its fair value. If impairment is indicated, we reduce the carrying value of the asset to fair value. As of September 30, 2003, we have prepaid $6.0 million to Abbott Laboratories for royalties related to the µARCS screening technology. This prepayment is carried on our balance sheet as other intangible assets. To date, commercialization activities using this technology have not generated revenues; therefore, no amortization has been recorded. This technology, however, is currently being evaluated by a major pharmaceutical company and based on this ongoing evaluation and potential revenues from this company, we believe that the carrying value of the asset is not impaired. However, if we are not successful in generating revenues in the future from this asset, we may be required to record impairment charges up to $6.0 million.

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

        In April 2003, we made a decision to close our Tucson facility. As a result we recognized restructuring related charges of $1.9 million as operating expenses for the nine months ended September 30, 2003 in accordance with SFAS No. 146. These charges are comprised of $0.4 million related to severance and retention bonuses for involuntary employee terminations, $0.9 million related to costs to exit certain contractual and lease obligations and $0.6 million related to moving, relocation and other costs related to consolidation of facilities. The lease related to the Tucson facility terminates in July 2005. We do not expect to incur any additional restructuring charges related to the Tucson closure.

Results of Operations For The Three Months Ended September 30, 2003 and 2002

    Revenues. Total revenues increased 8% from the three months ended September 30, 2002 to the three months ended September 30, 2003. The revenue growth was primarily due to increases in exclusive compound supply revenue and high-throughput screening revenue offset by decreases in nonexclusive compound supply sales. In the third quarter of 2003, 66% of our revenue came from our chemistry contracts with Pfizer, and we anticipate that this relationship will continue to provide for a high percentage of our revenue throughout 2003 and 2004. However, Pfizer has the right to terminate the relationship without cause by giving six months’ notice. It is imperative that we continue to satisfy this key customer.

        Gross margin. Gross margin as a percentage of revenues for the three months ended September 30, 2003 was 40%, up from 34% for the three months ended September 30, 2002. The improvement in gross margin for the third quarter 2003 is primarily due to higher screening volumes, higher exclusive chemistry compound production volumes, savings in material costs and other operating efficiencies.

        Research and development expenses. Research and development expenses consist primarily of salaries and benefits, supplies and expensed development materials, and facilities costs and equipment depreciation. Research and development expenses decreased 58% ($0.8 million) from the three months ended September 30, 2002 to the three months ended September 30, 2003. Research and development expenses decreased primarily due to the redeployment of development scientists and engineers to the direct revenue generating activities of customer funded research and development programs and collaborations.

        Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries and benefits for sales and marketing and administrative personnel, advertising and promotional expenses, professional services, and facilities costs. Selling, general and administrative expenses decreased 5% ($163,000) from the three months ended September 30, 2002 to the three months ended September 30, 2003 due primarily to cost containment actions and the absence of executive recruiting and relocation costs, which more than offset higher personnel costs.

        Restructuring expenses. Restructuring expenses related to the closure of our Tucson facility were $0.3 million for the third quarter of 2003 consisting of moving, relocation and other costs. We do not expect to incur any additional restructuring charges related to the Tucson closure.

         Stock-based compensation. During 1999 and 2000, we granted stock options with exercise prices that were less than the estimated fair value of the underlying shares of common stock on the date of grant. Additionally, we awarded 52,500 shares of restricted stock and rights to acquire 190,000 shares of restricted stock in August 2003. As a result, we have recorded deferred stock-based compensation to be amortized over the period that these options, restricted stock grants and rights to acquire restricted stock vest. The deferred stock-based compensation expense for the three months ended September 30, 2003 was approximately $178,000, compared to approximately $138,000 for the three months ended September 30, 2002.

        Interest income. Interest income decreased 15% ($77,000) from the three months ended September 30, 2002 to the three months ended September 30, 2003 due primarily to declines in the U.S. interest rates and a marginal decrease in the average cash balance.

Results of Operations For The Nine Months Ended September 30, 2003 and 2002

    Revenues. Total revenues increased 22% from the nine months ended September 30, 2002 to the nine months ended September 30, 2003. The revenue growth was primarily due to increases in exclusive compound supply revenue and high-throughput screening revenue offset by decreases in nonexclusive compound supply sales. For the nine months ended September 30, 2003, 61% of our revenue came from our chemistry contracts with Pfizer, and we anticipate that this relationship will continue to provide for a high percentage of our revenue throughout 2003 and 2004. However, Pfizer has the right to terminate the relationship without cause by giving six months’ notice.

        Cost of revenues. Cost of revenues for the nine months ended September 30, 2002 includes a charge of $5.8 million related to provisions for discontinued products. During the nine months ended September 30, 2002, we identified changes in the market for chemical compound libraries including a shift in demand from diverse purified compounds to purified targeted compounds and an increased demand to bring proprietary assets into drug discovery collaborations. As a result, we made a decision to cease selling our nonexclusive chemical compounds on a stand-alone basis to third parties and, instead, will make these compounds available only as part of collaborations with our future partners; however, there are no assurances that this strategy will be successful. Accordingly, we increased our inventory reserve by approximately $5.8 million to fully reserve for the chemical compound libraries as of September 30, 2002 and recorded this charge as cost of revenue.

        At the time, we had contract obligations to deliver compounds each quarter through the second quarter of 2003. The pricing of the compounds included in this contract assumed that we would sell these compounds, under certain conditions, to multiple other customers. As a result of our decision to cease selling these compounds on a stand-alone basis, these additional sales would not be realized and thus a loss was anticipated for this contract. Accordingly, an anticipated loss accrual was recorded as of September 30, 2002 totaling $1.5 million. During 2002, we incurred a loss totaling $647,000 related to the sale of compounds under this contract reducing the contract loss accrual to $837,000 as of December 31, 2002. On March 31, 2003, this contract was terminated at the customer’s request. During the first quarter of 2003, we incurred an additional loss on the contract totaling $400,000 reducing the contract loss accrual to $437,000. In accordance with the termination agreement, we were paid $600,000 as an early termination fee which is included in revenue. Additionally, the remaining $437,000 contract loss accrual was no longer required and was thus eliminated with a corresponding decrease to cost of sales for the first quarter 2003.

        Gross margin. Gross margin as a percentage of revenues was 34%, up from 9% for the nine months ended September 30, 2002, which included provisions related to the discontinuation of the Company’s non-exclusive compound supply business equaling 25% of revenue. The improvement in gross margin for the first nine months of 2003 was primarily due to the absence of provisions related to the discontinued product line. Higher screening volumes, higher exclusive chemistry compound production volumes, and lower material costs associated with inventory cost management initiatives undertaken in 2003 offset decreases in instrumentation gross margins.

        Research and development expenses. Research and development expenses consist primarily of salaries and benefits, supplies and expensed development materials, and facilities costs and equipment depreciation. Research and development expenses decreased 63% ($3.2 million) from the nine months ended September 30, 2002 to the nine months ended September 30, 2003. Research and development expenses decreased primarily due to the redeployment of development scientists and engineers to the direct revenue generating activities of customer funded research and development programs and collaborations.

        Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries and benefits for sales and marketing and administrative personnel, advertising and promotional expenses, professional services, and facilities costs. Selling, general and administrative expenses increased slightly ($30,000) from the nine months ended September 30, 2002 to the nine months ended September 30, 2003, due primarily to additional personnel costs which were offset by savings due to cost containment actions.

        Restructuring expenses. Restructuring expenses related to the closure of our Tucson facility were $1.9 million for the nine months ended September 30, 2003 and consist of $0.9 million of costs to exit certain contractual and lease obligations, $0.4 million of severance and retention bonuses for involuntary employee terminations and $0.6 million of moving, relocation and other costs. We do not expect to incur any additional restructuring charges related to the Tucson closure.

        Stock-based compensation. During 1999 and 2000, we granted stock options with exercise prices that were less than the estimated fair value of the underlying shares of common stock on the date of grant. Additionally, we awarded 52,500 shares of restricted stock and rights to acquire 190,000 shares of restricted stock in August 2003. As a result, we have recorded deferred stock-based compensation to be amortized over the period that these options, restricted stock grants and rights to acquire restricted stock vest. The deferred stock-based compensation expense for the nine months ended September 30, 2003 was approximately $338,000, compared to approximately $510,000 for the nine months ended September 30, 2002.

        Interest income. Interest income decreased 4% ($66,000) from the nine months ended September 30, 2002 to the nine months ended September 30, 2003 due primarily to declines in the U.S. interest rates and our average cash balance, offset by an increase in realized gains on the sale of certain investments and a decrease in interest expense due to a reduction in debt.

Liquidity and Capital Resources

        Since inception of the Company, we have funded our operations principally with $39.0 million of private equity financings and $94.7 million of net proceeds from our initial public offering in July/August 2000.

        At September 30, 2003, cash and cash equivalents and short-term investments totaled approximately $70.0 million, compared to $69.6 million at December 31, 2002.

        We currently anticipate investing between $2.0 million and $3.0 million through December 31, 2003 for leasehold improvements and capital equipment necessary to support future revenue growth. Our actual future capital requirements will depend on a number of factors, including our success in increasing sales of both existing and new products and services, expenses associated with any unforeseen litigation, regulatory changes, competition and technological developments, and potential future merger and acquisition activity.

        On October 4, 2001, our Board of Directors authorized a Stock Repurchase Program, authorizing us to repurchase up to 2,000,000 shares of common stock at no more than $3.50 per share. In 2001, we acquired 35,000 shares for a total of $119,000 and in February 2003, we purchased 115,000 shares for a total of $289,000. We may continue to purchase additional shares in the future.

        In April 2003, we announced our decision to consolidate our domestic chemistry facilities into two centers of excellence: in South San Francisco for primary screening library design and synthesis programs and in San Diego for lead optimization and medicinal chemistry projects. At the same time, we announced our plans to establish new offshore chemistry capabilities to take advantage of lower cost structures. These actions resulted in the closure of our Tucson facility. As a result of this decision, we have recognized restructuring related charges of $1.9 million as operating expenses for the nine months ended September 30, 2003. As of September 30, 2003, $965,000 of these charges are unpaid. Of this amount, we expect to pay out approximately $250,000 in the fourth quarter of 2003 with the remaining amount to be paid out ratably through July 2005. We do not expect to incur any additional restructuring charges related to the Tucson closure.

Recent developments

        In August 2003, we granted awards of 52,500 shares of restricted stock and rights to acquire 190,000 shares of restricted stock pursuant to our 2000 Stock Incentive Plan to certain of our key employees. These grants were made in lieu of stock option awards, which would have a similar impact on earnings under SFAS No. 123. The awards of restricted stock and rights to acquire restricted stock vest in annual installments over a four-year period. Beginning in the third quarter of 2003, we will recognize the related compensation expense on an accelerated basis equal to $256,000, $501,000, $341,000, $180,000 and $31,000 in each of the years 2003, 2004, 2005, 2006 and 2007, respectively.

RISKS AND UNCERTAINTIES

        In addition to the other information contained herein, you should carefully consider the following risk factors in evaluating our company.

We derive a significant percentage of our revenues from a single customer. If this customer relationship terminated, we might have difficulty finding customers that would purchase our products and services in sufficient amounts to replace the capacity resulting from the loss of this significant customer.

        We anticipate that a significant portion of our revenues for 2003 and beyond will be derived from the chemistry collaboration we entered into with Pfizer in December 2001. Under the agreement, Pfizer has a contractual right to terminate the contract, with or without cause, upon six months notice beginning on January 1, 2003. During the first nine months of 2003, revenue from Pfizer represented 61% of total revenue. If our relationship with Pfizer or our contracts with other customers to whom we provide significant products or services are terminated, we will have capacity available until we are able to find new customers for our products and services to replace that capacity. We may be delayed in entering or not able to enter into contracts with new customers to replace any available capacity. We will continue to bear the costs of that capacity until we are able to enter into contracts with customers for those products or services. Revenues with respect to those products and services may be delayed or we may not recognize revenues at all to the extent we are delayed in entering or not able to enter into contracts with new customers to replace available capacity.

The drug discovery industry is competitive and subject to technological change, and we may not have the resources necessary to compete successfully.

        We compete with companies in the United States and abroad that engage in the development and production of drug discovery products and services. These competitors include companies engaged in the following areas of drug discovery:

  Assay development and screening, including Cerep, Evotec OAI AG, Pharmacopeia and Tripos;

  Combinatorial chemistry instruments, including Argonaut and Mimotopes;

  Compound libraries and lead optimization, including Albany Molecular Research, Pharmacopeia, Array Biopharma, Evotec OAI AG, Biofocus and ArQule;

  Informatics, including Accelrys and Tripos; and

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

        Business conditions in the drug discovery services business have been difficult since 2002 and although we have seen some signs of improvement and renewed investment we expect business could continue to be difficult through at least 2003. We do not expect that we could achieve substantial revenue growth through 2003 without adversely affecting profitability. We do not intend to seek revenue growth that would adversely affect profitability.

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

  fewer customers for our products and services;

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

        We have incurred operating and net losses since our inception. As of September 30, 2003, we had an accumulated deficit of $105.1 million. For the years ended December 31, 2000, 2001 and 2002 and for the nine months ended September 30, 2003, we had net losses of $11.7 million, $11.1 million, $62.1 million and $0.4 million, respectively. We may also in the future incur operating and net losses and negative cash flow from operations. We may not be able to achieve or maintain profitability. Moreover, if we do achieve profitability, the level of any profitability cannot be predicted and may vary significantly from quarter to quarter. For example, although we had net income in the first and third quarters of 2003 we incurred a net loss in the second quarter of 2003 and we may not be able to achieve profitability for the year.

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

        The trading price of our common stock likely will be volatile and could be subject to fluctuations in price in response to various factors, many of which are beyond our control, including:

  actual or anticipated variations in quarterly operating results;

  announcements of technological innovations by us or our competitors;

  new products or services introduced or announced by us or our competitors;

  changes in financial estimates by (or the beginning or cessation of coverage by) securities analysts;

  conditions or trends in the pharmaceutical and biotechnology industries or in the drug discovery "tools" industry;

  announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments, or terminations of strategic partners or joint ventures;

  the implementation or wind-down of stock buyback programs;

  additions or departures of key personnel;

  economic and political factors; and

  sales of our common stock.

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

        Our results of operations are dependent upon the continued use of our highly specialized laboratories and equipment. Our operations are primarily concentrated in facilities in San Diego, California, South San Francisco, California and Allschwil, Switzerland. Natural disasters, such as earthquakes, fires or terrorist acts could damage our laboratories or equipment and these events may materially interrupt our business. We maintain business interruption insurance to cover lost revenues caused by such occurrences. However, this insurance would not compensate us for the loss of opportunity and potential adverse impact on relations with existing customers created by an inability to meet our customers’ needs in a timely manner, and may not compensate us for the physical damage to our facilities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Short-term investments. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments are and will be in short-term marketable securities, U.S. government securities and corporate bonds. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to our principal. The average maturity of our investment portfolio is six months. A 1% change in interest rates would have an effect of approximately $340,000 on the value of our portfolio.

        Foreign currency rate fluctuations. The functional currency for our Discovery Partners International AG (DPI AG) group is the Swiss franc. DPI AG accounts are translated from their local currency to the U.S. dollar using the current exchange rate in effect at the balance sheet date for the balance sheet accounts, and using the average exchange rate during the period for revenues and expense accounts. The effects of translation for our DPI AG group are recorded as a separate component of stockholders’ equity (accumulated other comprehensive income (loss)). DPI AG conducts its business with customers in local currencies. Exchange gains and losses arising from these transactions are recorded using the actual exchange differences on the date the transaction is settled. We have not in the past taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with DPI AG or transactions with our worldwide customers, but anticipate that we could begin to hedge against foreign exchange transaction gains and losses resulting from non-Swiss franc invoices issued to customers by DPI AG in the near future. A 10% change in the value of the Swiss franc relative to the U.S. dollar throughout the first nine months of 2003 would have resulted in a 1% change in expenses for the nine months ended September 30, 2003. The impact on revenues is lower due to the fact that DPI AG invoiced approximately 32% of its revenues for the nine months ended September 30, 2003 in U.S. dollars.

        Inflation. We do not believe that inflation has had a material impact on our business or operating results during the periods presented.

Item 4. Controls and Procedures

        Our Chief Executive Officer, Mr. Pigliucci, and Chief Financial Officer, Mr. Kussman, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2003. Based upon that evaluation, Mr. Pigliucci and Mr. Kussman concluded that our disclosure controls and procedures are effective in causing material information to be collected, communicated and analyzed by management of the Company on a timely basis and to ensure that the quality and timeliness of our public disclosures comply with its SEC disclosure obligations. Such evaluation did not identify any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

      None.

Item 2. Changes in Securities and Use of Proceeds

        The registration statement (File No. 333-36638) for our initial public offering was declared effective by the SEC on July 27, 2000. We received net proceeds from the Offering of approximately $94.7 million. Through September 30, 2003, we had used approximately $17.0 million of the net proceeds for acquisitions of companies, $6.0 million for prepaid µARCS royalties, $9.6 million for capital expenditures and $0.9 million for costs associated with restructuring.

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Item 5. Other Information

      None.

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits:

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of the Company (1)
3.2	Bylaws of the Company (1)
4.1	Specimen common stock certificate (1)
4.2	Rights Agreement, dated as of February 13, 2003, including the form of Certificate of Designation, the form of Rights Certificate and the Summary of Rights (2)
10.78	Worldwide Distribution and Strategic Alliance Agreement between us and Bruker AXS Inc., dated
July 24, 2003
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of
2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of
2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of
2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of
2002
_____________
†	Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text (the “Mark”). This Exhibit has been filed separately with the Secretary of the Commission without the Mark pursuant to the Company’s Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934.

(1)	Incorporated by Reference to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

(2)	Incorporated by Reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2003.

         (b)        Reports on Form 8-K:

        We filed a Current Report on Form 8-K on October 21, 2003 to report the Company’s financial results for the three and nine months ended September 30, 2003, as reported in a press release dated October 21, 2003 and the script of the Chief Executive and Financial Officers’ comments from the Company’s third quarter 2003 earnings conference call.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISCOVERY PARTNERS INTERNATIONAL, INC

Date: November 12, 2003	By: /s/Riccardo Pigliucci
Riccardo Pigliucci
Chief Executive Officer
(Duly Authorized Officer)

Date: November 12, 2003	By: /s/Craig Kussman
Chief Financial Officer,
Senior Vice President Finance
and Administration and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of the Company (1)
3.2	Bylaws of the Company (1)
4.1	Specimen common stock certificate (1)
4.2	Rights Agreement, dated as of February 13, 2003, including the form of Certificate of Designation, the form of Rights Certificate and the Summary of Rights (2)
10.78	Worldwide Distribution and Strategic Alliance Agreement between us and Bruker AXS Inc., dated
July 24, 2003
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of
2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of
2002
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of
2002
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of
2002
_____________
†	Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text (the “Mark”). This Exhibit has been filed separately with the Secretary of the Commission without the Mark pursuant to the Company’s Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934.

(1)	Incorporated by Reference to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 27, 2000

(2)	Incorporated by Reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2003.