Form 10-K
period 2003-12-31
DISCOVERY PARTNERS INTERNATIONAL INC
filed 2004-03-10
CIK 1113148

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-31141

Discovery Partners International, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0655706 (I.R.S. Employer Identification No.)
9640 Towne Centre Drive, San Diego, California (Address of principal executive offices)	92121 (Zip Code)

Registrant's telephone number, including area code: (858) 455-8600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No☐

        The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant, based on the last sale price of the Common Stock on June 30, 2003 as reported by the Nasdaq National Market, was approximately $74,000,000. Shares of common stock held by each officer, director and holder of 10% or more of the outstanding common stock, if any, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        As of March 4, 2004 there were 24,641,607 shares of Common Stock outstanding.

DISCOVERY PARTNERS INTERNATIONAL, INC.
FORM 10-K

PART I

Forward-Looking Statements

        This Annual Report on Form 10-K contains forward-looking statements that involve a high degree of risk and uncertainty. Such statements include, but are not limited to, statements containing the words "believes," "anticipates," "expects," "estimates" and words of similar import. Our actual results could differ materially from any forward-looking statements, which reflect management's opinions only as of the date of this report, as a result of risks and uncertainties that exist in our operations, development efforts and business environment. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements. You should carefully review the "Risks and Uncertainties" section below and the risk factors in other documents that we file from time to time with the Securities and Exchange Commission, including our Quarterly Reports on Form 10-Q.

        We own a registered trademark and service mark in IRORI®. We also own the following trademarks among others: MicroKan®, Synthesis Manager®, Clevap®, NanoKan® and Xenometrix®. The following trademarks, among others, are currently pending registration: X-Kan™, MiniKan™, µARCS™, ChemCard™ and Crystal Farm™.

Item 1. Business

Overview

        We collaborate with pharmaceutical and biopharmaceutical companies to advance their drug discovery process through our integrated and highly efficient collection of drug discovery technologies, products and services focused from the point immediately following identification of a drug target through when a drug candidate is ready for pre-clinical studies. Despite numerous technological advances in combinatorial chemistry, high throughput screening, genomics and proteomics, the process of drug discovery remains slow, expensive and often unsuccessful. In order to make the drug discovery process faster, less expensive and more likely to generate a drug candidate, we offer products and services such as assays, synthesis automation, design and synthesis of proprietary libraries of compounds, high-throughput screening, lead optimization, drug discovery informatics and toxicology. These products and services can be provided individually or as an integrated solution, depending on our customers' requirements. We believe our depth of knowledge and experience, and our range of product offerings, across these areas of drug discovery differentiates us from our competitors. During 2003, we generated revenue from approximately 130 customers worldwide, including Pfizer, Merck, Novartis, Inspire Pharmaceuticals and GlaxoSmithKline.

Industry Background

The Genomics/Proteomics Revolution

        The drug discovery process is undergoing fundamental changes as a result of advances in genomics and proteomics, the studies of genes and the proteins they encode. Prior to these advances, pharmaceutical and biopharmaceutical companies addressed less than 500 identified drug targets in the development of drugs. Industry experts predict that the application of genomics and proteomics will lead to the identification of thousands of new drug targets. Drug targets are biological molecules, such as enzymes, receptors, other proteins and nucleic acids that may play a role in the onset, maintenance and progression of a disease. The Pharmaceutical Research and Manufacturers of America reported that its members alone spent an estimated $32 billion worldwide in research and development in 2002, with approximately 25% of this total amount being spent on the stages of drug discovery in which we focus.

        Genomics and proteomics have been the subject of intense scientific and commercial focus. Genomics has led to the identification of large numbers of genes encoding potential drug targets, increasing the demand for drug discovery products and services. Once a company has identified a potential drug target, it must still devote significant time and resources to validating the target's role in the disease process and screening libraries of compounds against the target to discover potential drug candidates, which must be optimized further before commencement of human testing.

The Drug Discovery Process

        Despite numerous advances and technological breakthroughs in genomics, proteomics, high throughput screening and combinational chemistry, the process of discovering drug candidates from drug targets, as illustrated in the following figure and described below, remains slow, expensive and often unsuccessful.

        Drug targets.    According to the official website of the human genome project, the genomics revolution has identified over 30,000 human genes that encode the chemical information for cells to produce the proteins that determine human physiology and disease. Drug discovery organizations often advance these new drug targets into discovery with varying degrees of understanding about their role in disease processes and their susceptibility to modulation by chemical compounds. Modulation is defined as the process of selectively increasing or decreasing the biological activity of a particular drug target. Of the 30,000 human genes identified, it is estimated that between 5,000 and 10,000 are susceptible to modulation by chemical compounds.

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

        Compound libraries.    Typically, biologists or biochemists conduct assays in which they screen libraries consisting of thousands of compounds each to find those compounds that are active in modulating the behavior of the drug targets. Traditionally, chemists generated these compounds for testing by synthesizing them one at a time, or painstakingly isolating them from natural sources. During the last decade, the pharmaceutical industry has developed modular building block techniques, known as combinatorial chemistry, to generate many more diverse compounds far more quickly.

        Screening.    Screening is the process of testing compounds in assays to determine their potential therapeutic value. A typical screening campaign at a pharmaceutical company will entail screening hundreds of thousands of compounds from multiple compound sources. Today's automated high throughput screening, or HTS, systems can test hundreds of thousands of compounds per day and require only very small amounts of each compound and target material. To address the impact of chemicals on complex systems, the drug discovery industry recently introduced the capability of High Content Screening, or HCS. HCS enables the analysis of multiple independent or interacting targets in intact cells, thereby providing a deeper understanding of drug action and target validity.

        Hits-to-optimized-leads. A successful screening process will identify a number of compounds, or hits, that show activity against the drug target. One or more of the hits are then selected for optimization based on their potency and specificity against the drug target. The hits selected for the optimization process are generally referred to as leads.

        Optimizing a lead compound involves repeatedly producing several slight chemical variants of the lead compound and screening them in assays to discover the relationship between the changes in the molecular structure of compounds and the positive or negative effect on biological activity of the target in the assay. These relationships are called structure-activity relationships, or SARs, and are used to identify the compounds that have the optimal effect on the biological activity of the target in the assay. Traditionally, defining SARs was painstakingly slow. Within the last several years, combinatorial chemistry methods have helped to speed this process by creating focused libraries that are comprised of dozens to hundreds of compounds, computationally designed to explore the SARs of leads.

        ADME and toxicology.    Once a lead compound with a well understood SAR is selected for further development, researchers undertake the process of establishing its absorption, distribution, metabolism and excretion, or ADME, and toxicology characteristics. Leads are studied in biochemical assays and pre-clinical animal studies to determine, among other things, whether they are likely to be safe in humans and stay in the body long enough to perform their intended function. Traditionally, these ADME and toxicology studies are performed at the end of the drug discovery process. There is a significant push in the industry, however, to attempt to provide ADME and toxicology information earlier in the process in order to avoid large expenditures on compounds that could ultimately fail due to their poor ADME and toxicology characteristics.

        Drug candidates.    If the results of the ADME and toxicology studies performed on a lead are favorable in pre-clinical studies, an investigational new drug application, or IND, may be filed with the Food and Drug Administration requesting permission to begin clinical trials of the drug candidate in humans.

Limitations of the Current Industry

        To treat diseases and to meet growth expectations, pharmaceutical companies are under intense pressure to introduce new drugs, and they have increased research and development expenses approximately 300% from $8 billion in 1990 to $32 billion in 2002 according to the Pharmaceutical Research and Manufacturers of America. Nevertheless, the number of new chemical entities approved by the Food and Drug Administration per year has decreased. Despite major scientific and technological advances in areas such as genomics, HTS, HCS and combinatorial chemistry, the drug discovery process remains lengthy, expensive and often unsuccessful. We believe this is due to the following significant limitations to the current process of drug discovery.

        Insufficient validation of targets.    Drug discovery organizations are advancing many potential new drug targets into discovery without significantly understanding their role in disease processes and their susceptibility to modulation by compounds. Resources spent on pursuing these potential drug targets could be saved if there were better biological or chemical methods to eliminate early in the process those drug targets exhibiting undesirable characteristics in these areas.

        Inefficient production of compound libraries.    The increase in the number of potential drug targets has increased the demand for high quality compounds for screening. Traditional methods produce either individual compounds in small numbers, or mixtures of compounds in large numbers whose components must be identified later using time-consuming tagging and screening techniques. Further, the processes used to develop compound libraries have been labor intensive and have lacked the efficiencies created by automated instrumentation.

        Low quality compound libraries.    While combinatorial chemistry has vastly increased the number of compounds available for screening, many of the compounds generated have lacked the qualities necessary to become new drug candidates. Also, many libraries contain impure compounds that could lead to false positives or the inability to reproduce results. Inadequately validated chemistries generate compounds that are difficult or impossible to reproduce. In addition, libraries are often designed without paying adequate attention to diversity of chemical properties. These oversights result in libraries that have large numbers of redundant, or unproductively similar, compounds. Further, insufficient attention is devoted to analyzing the potential for the compounds to be used as drugs, leading to hits that could be toxic or have other fundamental ADME flaws.

        Inadequate informatics and computational tools.    Success of many drug discovery programs is predicated on screening large numbers of compounds, followed by the synthesis and testing of compounds for optimization and for their ADME and toxicology characteristics. This sequential approach is time-consuming and costly. Although many of the recent advances in drug discovery have been targeted at streamlining this process and have allowed large numbers of compounds to be generated and tested in higher throughput, these advances have been in small increments. In addition, the identification of thousands of new drug targets through the application of genomics and proteomics technologies has resulted in large amounts of data being generated. Pharmaceutical companies can save large expenditures of time and money by using informatics and computational tools to manage these data and develop increased and earlier knowledge about which targets are likely to be receptive to chemical modulation, the likely interaction of chemicals and biological targets and which compounds are likely to have unacceptable ADME and toxicological characteristics.

        Lack of an integrated, noncompeting drug discovery solution.    Many of the companies that provide drug discovery services to the pharmaceutical and biopharmaceutical industries provide only selected services. As a result, they are unable to provide the knowledge and efficiencies that can be gained by broad experience in all facets of drug discovery. Further, customers seeking a totally outsourced solution must use valuable resources to manage multiple vendors and integrate inconsistent or incompatible products. Many drug discovery service providers also compete with their potential customers by conducting internal, proprietary drug discovery activities.

        Limited predictive value of model systems.    Drug candidates are normally tested in animal models or in selected in vitro and ex vivo models to evaluate their efficacy. Many of these models only partially reflect the drug candidates' effects in humans. Proof for efficacy can often only be obtained in clinical studies. Methods and systems which allow a compound to continue through the pre-clinical phase in a cost effective manner and add to the understanding of the mechanisms of action of drug candidates in complex systems might significantly improve the discovery success rate.

Our Solution

        We collaborate with pharmaceutical and biopharmaceutical companies to advance their drug discovery process through our integrated and highly efficient collection of drug discovery technologies focused from the point immediately following identification of a drug target through when a drug candidate is ready for pre-clinical studies. Our customers include many major pharmaceutical companies and numerous biopharmaceutical companies. We do not discover or develop drugs for our own account and we do not compete with our customers. We believe the broad range of products and services we offer or intend to offer will provide the following benefits:

        Target validation.    We have developed a large number of libraries of highly diverse compounds that are specifically designed to modulate many drug targets. We believe the use of these libraries, which are not sold on a stand-alone basis but rather as part of an integrated suite of our products and services, may provide early information about whether a drug target is susceptible to chemical modulation and, if so, whether modulation of its activity has an important effect on the disease process or outcome. If these libraries are successful in providing this information early in the drug discovery process, our customers can save large amounts of time and resources by abandoning the pursuit of targets that exhibit undesirable characteristics. We believe our micro Arrayed Compound Screening, or µARCS, technology, a cost-effective HTS technology that we have licensed exclusively from Abbott Laboratories, has the potential to become an invaluable tool to use chemistry as an approach for target validation.

        Efficient production of compound libraries.    Our proprietary combinatorial system, referred to as directed sorting, combines the advantages of parallel synthesis and split-and-pool synthesis. In parallel synthesis, chemists perform multiple chemical reactions simultaneously, or "in parallel", to produce larger amounts of each individual compound. In split-and-pool synthesis, chemists take the product of one set of reactions and repeatedly split them for subsequent sets of reactions, allowing for very high productivity in generating compound libraries. Using our directed sorting technology chemists can synthesize compounds with high efficiency and speed and keep the compounds discrete in individually tagged reactors. Our directed sorting products have gained widespread acceptance throughout the pharmaceutical industry.

        High quality compound libraries.    Our chemistries are easily replicated and our compounds rapidly replenishable because we produce detailed synthesis protocols, or recipe books, for each compound library. We are able to rapidly create focused libraries containing slight variations of hits from our original discovery or targeted libraries to study SARs. Working with our customers, we design discovery libraries for maximum diversity using proprietary computer algorithms. Finally, after synthesis of a compound, we use multiple analytical methods to ensure a high degree of compound purity. As a consequence, our libraries contain highly diverse, drug-like compounds of high purity. Our Accelerated Retention Window, or ARW, method is used to purify large combinatorial libraries to the industry standard of 90% purity or greater.

        Broad range of products and services for assay development, chemistry and screening.    We currently offer a broad range of drug discovery products and services to pharmaceutical and biopharmaceutical companies targeted at assay development, chemistry and screening. We have performed almost 165 different assays for our customers and provide access to more than 800,000 discrete chemical compounds. Our approach for efficiently finding screening hits or drug leads combines proprietary computational methods for compound selection and data mining with our high throughput screening platform. In addition, our team of chemists and biologists has worked on several hit and lead optimization projects for our customers. We intend to employ our µARCS technology to improve the ease of access to screening and cost effectiveness of the screening process. In addition, we possess the capability to quantitatively study the effect of drugs on a sub-cellular level.

        Development of an informatics and computational tools knowledge base.    We apply sophisticated computational software tools to generate predictive information in the early stages of drug discovery. We use our tools to correlate information available on families of drug targets and compounds with screening data to predict which drug targets are likely to be receptive to chemical modulation, and which chemical structures are likely to react favorably with large families of drug targets or produce unacceptable ADME or toxicological results. We have also developed computer algorithms that reduce the number of compounds that must be screened to identify hits. We believe our computational tools complement the drug discovery process and reduce the time and resources involved.

        Integrated drug discovery products and services.    We offer a broad range of integrated drug discovery products and services that provide unique value to our customers and we intend to continue to expand our offerings to provide more complete drug discovery solutions. We believe our focus on our customers' needs, rather than our own drug development efforts, makes our product and service offerings more attractive.

Our Strategy

        Our strategy is to become the leading provider of a complete, integrated and highly efficient drug discovery platform designed to overcome many of the limitations associated with the slow and expensive traditional drug discovery process. Accordingly, we intend to implement our strategy by pursuing the following objectives:

        Broaden and deepen our technology through internal invention and acquisition.    We have assembled our current suite of advanced technologies, products and services both through internal invention and acquisition. We have developed our lead optimization capabilities and our directed sorting instrument systems and consumables internally. We have generated our assay development and screening capabilities, our ability to develop and synthesize large discovery libraries of compounds, our informatics technology and products, and our ADME and toxicology capabilities through acquisition. We intend to continue to invest in internal research and development and to acquire and integrate innovative products and services in order to stay at the forefront of drug discovery technology. For example, we have exclusively licensed µARCS, a next generation screening platform, from Abbott Laboratories, which is available to increase the efficiency of the high throughput screening we perform for customers. We do not currently have any acquisitions pending.

        Expand customer relationships through integration of products and services.    We are using existing relationships with customers in individual areas of our business to sell products and services in multiple areas of drug discovery. We believe that our customers can best take advantage of the time and cost efficiencies of our products and services in integrated combinations. For example, we believe our lead optimization group will be in the best position to optimize hits generated using our compound libraries because our group will best understand the underlying synthesis chemistry. We have been successful in selling hit follow-up, chemistry and lead optimization services to customers that had previously purchased our other products and services.

        Gain wider penetration of the biopharmaceutical industry.    We will continue to focus on providing drug discovery products and services to the biopharmaceutical market. We have a skilled team of business development and marketing professionals targeting biopharmaceutical customers worldwide. During the period from 1999 to 2003, the top ten pharmaceutical companies' revenue and research and development expenditures increased by an estimated 7.1% and 6.3%, respectively, per year. During the same period, the top ten biopharmaceutical companies' revenue and research and development expenditures increased by an estimated 23.0% and 18.4%, respectively, per year. In addition, the number of new biotechnology drugs approved in the U.S. by the Food and Drug Administration has increased to approximately 180, approximately half of which were approved since 1999. We believe that, as the biopharmaceutical industry continues to mature and generate additional products, the resources dedicated to drug discovery and development will increase and we believe that this may provide an opportunity for us to sell additional products and services to biopharmaceutical companies.

        Continue to generate multiple revenue streams and diversify our revenue base.    We sell a variety of products and services and we believe that our multiple revenue streams reduce the potential negative consequences to us if any one of our product or service areas ceases to be productive. We expect to continue to sell to our customers primarily for current revenue, but when appropriate, we may structure financial terms to include milestone payments or royalties based on the success of the ultimate pharmaceutical product. We have more than 130 customers, however, during 2003, revenue from Pfizer represented 62% of total revenue. It is our intention to continue to grow our business and expand our customer base, which would reduce our dependency on Pfizer.

        Continue to expand our knowledge base and streamline the drug discovery process.    Because of the large number and diversity of our customers, we generate and are exposed to large amounts of highly useful information about the drug discovery process and about the general interaction between types of chemistries and types of drug targets. Much of this information is not specific to or proprietary to our customers and increases our understanding of the interaction of the drug targets we work on and the chemistries we apply to them as well as of the drug discovery process itself. We believe this knowledge will enable our customers and us to conduct drug discovery work faster, less expensively and with a greater likelihood of success. Our ultimate goal is to leverage our knowledge base to streamline the drug discovery process and to create new revenue opportunities for us.

Our Products and Services

        We provide products and services designed to make the drug discovery process faster, less expensive and more likely to generate a high quality drug candidate. We currently offer products and services in many functional disciplines of the drug discovery process that can be purchased individually or as integrated solutions, depending on our customers' requirements. We intend to continue to add to our functional offerings in order to provide a comprehensive and integrated suite of drug discovery products and services to our pharmaceutical and biopharmaceutical customers.

Assays

        We provide assay development services through our team of scientists who are experienced in working with major disease target classes such as protein kinases, G-protein-coupled receptors, nuclear receptors, phosphatases, and proteases. Biological systems about which we have expertise include enzymes, receptor-ligand interaction, protein-protein interaction, ion channel assays, reporter-gene assays in prokaryotic and eukaryotic cells, cellular proliferation, differentiation and physiologic response, and microbial growth. Most recently we established HCS technology in-house. This allows us to profile compounds for their effect on multiple intracellular events in one assay. We acquired the ability to provide assay development services through our acquisition of Discovery Technologies, Ltd. in 1999 and further internal development.

        Through our acquisition of Xenometrix in 2001 and further internal development, we now offer unique cell-based assays with multiple gene response indicators, which give specific information on the biological activity of a pharmaceutical compound. Genetically engineered living cells allow us to determine the on and off state of gene promoters in the presence of compounds. Our portfolio of reporter cell lines may provide important efficacy and safety information to help optimize the selection of drug candidates before moving to the more costly stages of pre-clinical and clinical testing.

Automation Products and Services

        Through our IRORI line of products and services, we develop, manufacture and sell proprietary instruments and consumables for compound library synthesis. Our instruments are based on a patented core technology referred to as directed sorting, which enables our customers to generate large collections of compounds.

        In the directed sorting process, we synthesize each unique compound in a library in a separate micro-reactor that contains a unique, electronically readable tagging device. A micro-reactor is a semi-porous container that allows the chemical reagents and solvents used in the synthesis process to pass in and out of it without allowing the compound being synthesized inside to escape. In this way, we can process tens, hundreds or even thousands of micro-reactors simultaneously through a synthesis step in the same reaction vessel, which can be a large flask or beaker. At the end of each chemical synthesis step, a computer that reads the electronic tags directs the sorting of the micro-reactors for the next synthesis step. The sharing of reaction vessels by many micro-reactors provides productivity gains. For example, using only 30 reactions, directed sorting can complete a 1,000 compound library that results from a three-step synthesis procedure using ten reagents in each step. Using parallel synthesis, this same library would require between 1,110 and 3,000 reactions to complete.

        Our current products that are based on the directed sorting technology include the NanoKan system, a high throughput chemistry system that can generate up to one million discrete compounds per year, the AutoSort system, an automated chemistry system and a manual chemistry system. All of these systems were developed internally by us, and include hardware and software platforms and use disposable micro-reactors that our customers purchase for every compound that is synthesized using these products. We also offer Crystal Farm, our proprietary self-contained crystallization and imaging system that provides automated high throughput incubation and imaging of thousands of protein crystallization experiments.

Proprietary Libraries of Compounds

        As a result of internal development and our acquisitions of Axys Advanced Technologies, or AAT, in 2000 and Systems Integration Drug Discovery Company, or SIDDCO in 2001, we are able to offer the following broad range of highly purified compound libraries for assay screening and rapid hit-to-lead activities:

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

        Focused libraries.    We are able to rapidly generate focused libraries based on hits from our discovery or targeted libraries because we have previously invested significant resources to produce detailed synthesis protocols in the development of each library of compounds. Focused libraries explore subtle changes in the compound structure to quickly elicit SARs and evolve lead compounds. In addition, we develop focused libraries from hits generated by our customers.

        Chemistry protocols.    We may sell licenses to the detailed protocols, or chemical recipes, for generating our libraries to customers that purchase those libraries. This enables our customers to replenish compounds and to create additional compounds. We use a proprietary combinatorial chemistry technology platform to generate compound libraries that employs parallel synthesis and our directed sorting technology. Our approach provides the following advantages:

  •
  Purity: Maximum purity is important to minimize false positives during screening. We can deliver compounds that are greater than the current industry standard of 90% pure depending on customer specifications. Our quality control measures include high performance liquid chromatography, mass spectroscopy, nuclear magnetic resonance, evaporative light scattering detection and weight percent analysis. We achieve the required purity using several purification technologies including our proprietary ARW high throughput purification process;

  •
  Diversity: Each discovery library of approximately 1,000 to 5,000 drug-like compounds is designed to contain a set of highly diverse compounds using our chemical mapping and differentiation software;

  •
  Ease of optimization: The individual chemistries for each library are highly validated and characterized. This allows rapid generation of focused libraries around hits and rapid follow-up and modification by medicinal chemistry programs; and

  •
  Re-supply and reproducibility: Our synthesis approaches produce large quantities that allow rapid and cost effective restocking of customers' supplies. Our highly validated chemistries allow us or our customers to re-synthesize larger quantities on demand.

Screening

        We offer high throughput screening services through an experienced staff of scientists located at our facility near Basel, Switzerland. We also offer our customers access to compounds from many of the world's leading compound suppliers as well as a significant collection of internally developed compounds. This allows our customers access to a large and diverse collection of compounds without the need to store and manage the compound collections in their own facilities.

        Our HTS modules are equipped to quickly and efficiently process the particular assay being carried out. A module consists of the appropriate plate and liquid handling equipment, coupled with the best read out technology for the assay being run. We deliver a list of validated hits to our screening customers. We also provide hit follow-up and verification services and, when desired, actual physical samples of the hit compounds. We anticipate that our screening services will lead to additional revenue opportunities based on requests for hit characterization, data analysis and management as well as chemistry-based hit and lead optimization services. To improve the speed and cost effectiveness of the screening process, we have exclusively licensed from Abbott Laboratories and further developed µARCS, a next-generation high throughput screening technology. µARCS eliminates the need for microtiter plates by spotting compounds at a very high density directly onto microtiter plate size sheets, called ChemCards. Each ChemCard contains duplicates of 4,608 compounds. Savings may be realized in running the µARCS assays because the need for liquid handling automation is eliminated and very small amounts of reagent are required. This platform provides rapid and cost effective high performance high throughput screening while supporting a very broad range of biochemical and cellular assays.

        We initially acquired our ability to offer these screening services in our acquisition of Discovery Technologies, Ltd. and have added to our capabilities through further internal development.

Hits-to-Optimized-Leads

        Through a combination of internal development and our acquisitions of SIDDCO in 2001, Structural Proteomics in 2000, Xenometrics and AAT in 2000, we have developed products and services to advance early stage screening hits to optimized drug leads. These products and services include the following:

        Custom focused libraries.    In addition to our collection of proprietary libraries, we design and produce custom, focused libraries based upon hits identified from screening. These hits may be from our compound libraries, the customer's internal compound collection or even from another compound library supplier. Focused libraries consist of compounds that represent systematic variations of hits. Medicinal chemists use these focused libraries to begin refining hits to optimize the properties that have an effect on the drug target in the assay. Because we invest significant resources in the development of each of our compound libraries, we are able to generate focused libraries based on hits from our discovery libraries or targeted libraries more rapidly than when we begin from an isolated hit resulting from a customer's compound collection.

        Medicinal chemistry.    We also provide a wide range of medicinal chemistry and other lead optimization services. This includes the synthesis of compounds that modify the original hit or lead for improved potency, selectivity and other pharmaceutical characteristics. We have an experienced group of synthetic organic chemists and medicinal chemists with expertise in both solid phase chemistry and solution phase chemistry. In some cases we provide medicinal chemistry services in conjunction with our computational drug discovery efforts to design and construct small libraries of compounds to act on specific targets of known structure.

        Biological profiling in the hit-to-optimized-lead phase.    We also provide a broad range of biological profiling including the primary screening test, specificity assays, cellular assays, ADME and in vitro toxicology tests. Our multiparameter analysis tools allow efficient data analysis and selection of compounds, which fit the product profile.

Drug Discovery Informatics; ADME and Toxicology

        In connection with our acquisitions in 2000 of AAT and Structural Proteomics, we acquired and are further developing computational tools that we believe will allow us to continue to increase our knowledge of the characteristics of targets, leads, and ligand-target interactions and which we believe can be applied throughout the drug discovery process to significantly reduce the time and cost of developing a drug. We currently have computer algorithms that allow us to design libraries of compounds with high diversity, thereby increasing the likelihood of finding hits during screening. When screened against large numbers of potential drug targets, we believe these large and highly diverse libraries will provide significant information about which drug targets are amenable to modulation by chemical means. We have developed novel algorithms to aid in the understanding and utilization of the data resulting from high throughput screening experiments. We have also developed a proprietary analysis tool which we believe will allow us to use screening data to correlate drug target families with the types of compounds which will likely bind to them. Using this tool, we will seek to design highly effective targeted libraries for whole drug target families. In addition, we will seek to use this tool to efficiently design potent compounds for a particular drug target and to efficiently search databases of compounds available from other vendors for likely leads.

        We expect to further use our computational tools and screening data to help predict ADME and toxicological reactions to classes of compounds. This will allow our customers to avoid spending money and time on hits and leads that will ultimately fail due to their ADME and toxicological characteristics.

Integrated Drug Discovery Programs

        We offer an integrated collaborative drug discovery program that provides our customers with many of the tools and capabilities needed to find and advance leads to pre-clinical candidates. In these collaborations we provide integrated access to our computational design and analysis, chemistry, and biology capabilities for the purpose of developing a pre-clinical lead for the client's target. As a result, we are able to provide our customers with the knowledge and efficiencies that we have gained from our broad experience in a number of areas of drug discovery. In addition, customers seeking a totally outsourced solution are not required to use valuable resources to manage multiple vendors and integrate inconsistent or incompatible products. Each integrated drug discovery program is customized to increase the likelihood of success. Milestone payments, which are due upon lead compounds demonstrating specified potency and selectivity requirements, may be included in addition to full-time equivalent fees. In 2003, milestone payments represented an immaterial portion of our total revenue and are not anticipated to be material to total revenue in the foreseeable future. We currently are conducting integrated drug discovery programs for Inspire Pharmaceuticals, Inc. and Theracos, Inc.

Customers

        During 2003, we generated revenue from approximately 130 customers worldwide. The most significant by dollar volume and which we have previously disclosed are as follows:

Actelion Ltd.	Merck & Co., Inc.
Allergan Inc.	Novartis

Dupont Pharma, Inc.	Pfizer Inc
GlaxoSmithKline plc	Seikagaku America
Housey Pharmaceuticals, Inc.	The University of Georgia
Inspire Pharmaceuticals, Inc.	Theracos, Inc.
Kirin Brewery Company Ltd.	Xenon Genetics Inc.

        In 2003, 2002 and 2001, 62%, 41% and 8%, respectively, of our revenue came from our chemistry contracts with Pfizer Inc. There were no other customers that represented over 10% of our revenue in 2003, 2002 or 2001.

Component Supply

        Most of the raw materials used in the research, development and manufacture of our products and the offering of our services are available from more than one supplier. We depend on sole-source suppliers for the radio frequency, or RF, tags used in our combinatorial chemistry products and the two-dimensional bar code tags used in our NanoKan and X-Kan systems. These items are obtained from suppliers on standard commercial terms. We have no long-term supply agreements for these items. To date, we have not experienced difficulty in obtaining necessary raw materials. We believe that if our sole-source suppliers were unable to provide sufficient materials, we would have enough materials on hand or could obtain the materials from other sources without significant additional cost or delay.

Sales and Marketing

        We have a skilled team of eight full-time business development and marketing professionals targeting pharmaceutical and biopharmaceutical customers worldwide. Additionally, our senior executives coordinate global management of our key customers and manage our general sales and marketing efforts for our drug discovery offerings to major pharmaceutical customers and prospective customers worldwide. In addition to direct selling efforts we also use industry trade shows and industry journal advertising for sales and marketing.

Research and Development

        Our research and development expenses totaled approximately $2.6 million in 2003, $6.2 million in 2002 and $13.0 million in 2001. None of these expenses were funded by outside parties. Our research and development expenses decreased due to the redeployment of development scientists and engineers to the direct revenue generating activities of customer funded research and development programs and collaborations as well as the decision to discontinue the development of chemical compounds to be sold out of inventory. We conduct research and development programs in three primary areas as follows:

        Core instrumentation technology.    These projects include the development of new instrumentation technologies that led to the development of our current IRORI products, including the NanoKan and X-Kan Systems. Core technology projects have also expanded beyond synthesis technology to include the development of other drug discovery instrumentation, including Crystal Farm, our proprietary self-contained crystallization and imaging system that provides automated high throughput incubation and imaging of thousands of protein crystallization experiments. We implement projects on our own behalf and in collaboration with customers to develop specific instruments we identify as product opportunities. In collaborative projects, we seek to retain the intellectual property and commercialization rights.

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

        Assay development and high throughput screening.    We continue to invest in new assay development and HTS technologies that we believe will allow us to broaden our product and service offerings. We are continually expanding our portfolio of assays and believe current research and development programs will allow us to address virtually every type of homogeneous or heterogeneous drug discovery assay. We are investing in the µARCS technology in order to improve the speed and cost effectiveness of the screening process as well as in ADME and safety profiling platforms.

        The following table presents the geographic breakdown of our revenue for our last three fiscal years.

	Years Ended December 31,
	2003	2002	2001
United States	80%	67%	62%
Foreign Countries	20%	33%	38%

        The following table presents the geographic breakdown of our long-lived assets for our last three fiscal years.

	Years Ended December 31,
	2003	2002	2001
United States	82%	78%	75%
Foreign Countries	18%	22%	25%

        Our backlog as of February 27, 2004 was approximately $39 million, which compares to approximately $36 million on February 27, 2003.

Agreement with Pfizer

        In February 2004, we entered into a broadened collaboration agreement with Pfizer that replaces our existing collaboration with Pfizer that we entered into in December 2001. Under this agreement, we collaborate with Pfizer to design and develop custom libraries of drug-like compounds that are owned by and exclusive to Pfizer. We manufacture and purify the compounds to high purity standards using, among other methods, our proprietary ARW purification technology. The agreement has a two-year term, however, Pfizer has a contractual right to terminate the contract, with or without cause, upon six months notice after January 5, 2005. In such event, Pfizer will retain exclusive rights to the libraries of compounds that we have delivered to Pfizer, and will be obligated to pay us for the minimum contracted compound libraries and manufacturing and purification services during the notice period. In addition, either party may terminate the agreement upon the material, uncured breach of the other party, and Pfizer may terminate the agreement if we are acquired by a third party or in the event of a change of control of our company. The estimated potential value of this 2-year collaboration may reach $46 million, making it material to our annual revenues for 2004 and 2005. Achieving the full amount is, in effect, subject to Pfizer not terminating the agreement. During 2003, revenue from Pfizer represented 62% of total revenue.

Intellectual Property

        Our policy is to pursue patents, copyrights and trademarks and to otherwise endeavor to protect our technology, inventions and improvements that are commercially important to the development of our business. We also rely upon trade secrets and proprietary know-how that may be important to the development of our business.

        Our success will depend in large part on our ability to:

  •
  obtain and maintain patent and other proprietary protection for the technology, inventions and improvements we consider important to our business;

  •
  defend our patents;

  •
  preserve the confidentiality of our trade secrets; and

  •
  operate without infringing the patents and proprietary rights of third parties.

        We have implemented an aggressive patent strategy designed to maximize our intellectual property rights. We are pursuing patent coverage in the United States and those foreign countries that are home to the majority of our anticipated customer base. We currently own 28 issued patents in the United States. In addition, our patent portfolio includes eight pending patent applications in the United States and corresponding international and foreign filings in major industrial nations.

        United States patents issued from applications filed prior to June 8, 1995 have a term of the longer of 20 years from the earliest priority date or 17 years from issue. Eight of our applications were filed prior to June 8, 1995 and all of these applications have issued. United States patents issued from applications filed on or after June 8, 1995 have a term of 20 years from the application filing date or earlier claimed priority. Patents in most other countries have a term of 20 years from the date of filing of the patent application. Our remaining patent applications, including the applications from which 20 of our issued patents were derived, were filed after June 8, 1995. Because the time from filing to issuance of patent applications is often several years, this process may result in a shortened period of patent protection, which may adversely affect our ability to exclude competitors from our markets. Our issued United States patents have expiration dates ranging from April 2015 to April 2020. None of our licenses to use others' patents will expire within the next ten years. Our success will depend to a significant degree upon our ability to develop proprietary products and technologies and to obtain patents having claims that cover such products and technologies. We intend to continue to file patent applications covering any newly developed products and technologies.

        Patents provide some degree of protection for our proprietary technology. However, the pursuit and assertion of patent rights, particularly in areas like pharmaceuticals and biopharmaceuticals, involve complex determinations and, therefore, are characterized by some uncertainty. In addition, the laws governing patentability and the scope of patent coverage continue to evolve, particularly in the area of biopharmaceuticals, and due to the time between the filing and granting of a patent application, we may be infringing upon the patent rights of a third party without any knowledge of the patent. As a result, patents might not issue from any of our patent applications or from applications licensed to us. The scope of any of our issued patents may not be sufficiently broad to offer meaningful protection. In addition, our issued patents or patents licensed to us may be successfully challenged, invalidated, circumvented or rendered unenforceable so that our patent rights might not create an effective competitive barrier. Moreover, the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. Any patents issued to us or our collaborators may not provide a legal basis for establishing an exclusive market for our products or services or provide us with any competitive advantages. In addition, patents issued to us or our collaborators may not ensure that the patents of others will not have an adverse effect on our ability to do business or to continue to use our technologies freely. In view of these factors, our intellectual property positions bear some degree of uncertainty.

        Our European eukaryotic gene profiling patent was opposed by various companies. Oral proceedings were held before the Opposition Division of the European Patent Office in January 2003. At the conclusion of the hearing, the Opposition Division maintained our patent in amended form. The period during which an appeal of the Opposition Division decision could be made has expired. As amended, the patent claims kits and methods for identifying and characterizing the potential toxicity of a compound using expression profiles of four categories of stress.

        We also rely in part on trade secret protection for certain of our technologies and proprietary know-how. The source code for our proprietary software is protected both as a trade secret and as copyrighted works. We attempt to protect our trade secrets by entering into confidentiality agreements with third parties, employees and consultants. Our employees also sign agreements requiring that they assign to us their interests in inventions and original expressions and any corresponding patents and copyrights arising from their work for us. However, it is possible that these agreements may be breached, invalidated or rendered unenforceable, and if so, there may not be an adequate corrective remedy available. Despite the measures we have taken to protect our intellectual property, parties to our agreements may breach the confidentiality provisions in our contracts or infringe or misappropriate our patents, copyrights, trademarks, trade secrets and other proprietary rights. In addition, third parties may independently discover or invent competing technologies or reverse engineer our trade secrets or other technology.

        Third parties may file claims asserting that our technologies or products infringe on their intellectual property. We cannot predict whether third parties will assert such claims against us or our licensees or against the licensors of technology licensed to us, or whether those claims will harm our business. If we are forced to defend against such claims, whether they are with or without merit, and whether they are resolved in our favor or against us, our licensees or our licensors, we will incur significant expenses and experience diversion of management's attention and resources. As a result of any disputes over intellectual property, we may have to develop at a substantial cost non-infringing technology or enter into costly licensing agreements. These agreements, if necessary, may be unavailable on terms acceptable to us, or at all, which could seriously harm our business or financial condition.

        License Agreement with Abbott Laboratories.    On January 2, 2001 we signed an agreement with Abbott Laboratories that provides us with the exclusive license to µARCS. We paid Abbott $2.0 million in prepaid royalties upon signing of the agreement and an additional $2.0 million in April 2002 and a final $2.0 million in March 2003. The Abbott µARCS technology provides high throughput screening of thousands of compounds per ChemCard against a very broad range of drug discovery targets, without the use of individual wells and the attendant liquid handling requirements. We believe this technology can enable virtually any laboratory to screen compounds against a wide range of targets faster and less expensively than other available screening methodologies. If any license disputes arise between us and Abbott relating to the µARCS technology and we are not able to resolve those disputes or if Abbott is unsuccessful in obtaining adequate patent coverage for the µARCS technology, our ability to screen compounds may be compromised and we may not be able to prevent competitors, including Abbott Laboratories, from using the µARCS technology, which could have a material adverse effect on our financial condition and results of operation.

Competition

        We compete with companies in the United States and abroad that offer drug discovery products and services. These competitors include companies engaged in the following areas of drug discovery:

  •
  Assay development and screening, including Cerep, Evotec OAI AG, Argenta Discovery Ltd. and Pharmacopeia Inc.;

  •
  Combinatorial chemistry instruments, including Argonaut Technologies and Mimotopes Proprietary Limited;

  •
  Compound libraries and lead optimization, including Albany Molecular Research, Inc., Pharmacopeia Inc., Array Biopharma Inc., Evotec OAI AG, Biofocus plc and ArQule, Inc.;

  •
  Informatics, including Accelrys and Tripos, Inc.; and

  •
  Gene profiling, including Affymetrix and Gene Logic, Inc.

        We face competition based on a number of factors, including size, relative expertise and sophistication, speed and costs of identifying and optimizing potential lead compounds and of developing and optimizing chemical processes. We compete with the research departments of pharmaceutical companies, biopharmaceutical companies, combinatorial chemistry companies, contract research companies, contract drug manufacturing companies and research and academic institutions. Many of these competitors have greater financial and other resources and more experience in research and development than we do. Smaller companies may also prove to be significant competitors, particularly through arrangements with large corporate collaborators.

        Historically, pharmaceutical companies have maintained close control over their research and development activities, including the synthesis, screening and optimization of chemical compounds and the development of chemical processes. Many of these companies, which represent a significant potential market for our products and services, are developing or already possess in-house technologies and services offered by us. Academic institutions, governmental agencies and other research organizations are also conducting research in areas in which we provide services either on their own or through collaborative efforts.

        We anticipate that we will face increased competition in the future as new companies enter the market and advanced technologies become available. Our services and expertise may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors. The existing approaches of our competitors or new approaches or technologies developed by our competitors may be more effective than those developed by us. We cannot assure you that our competitors will not develop more effective or more affordable technologies or services, thus rendering our technologies and/or services obsolete, uncompetitive or uneconomical. For example, advances in informatics and virtual screening may render some of our technologies, such as our large compound libraries, obsolete. We currently are investing in µARCS technology to improve screening processes. However, we may be unable to successfully sell this technology to customers and we may never recover the cost of our investment including the prepaid royalty to Abbott, which is carried on our balance sheet as prepaid royalty in an amount equal to approximately $6.0 million. We may not be able to compete successfully with existing or future competitors.

        In addition, due to improvements in global communications, combined with the supply of lower cost PhD level scientific talent, we face the growing threat of competition for our chemistry and computational chemistry services from low-cost offshore locations such as China, India and Eastern Europe.

Government Regulation

        We are subject to various federal, state and local laws and regulations relating to the protection of the environment. In the course of our business, we handle, store and dispose of chemicals. The laws and regulations applicable to our operations include provisions that regulate the discharge of materials into the environment. Usually these environmental laws and regulations impose strict liability, rendering a person liable without regard to negligence or fault on the part of such person. Such environmental laws and regulations may expose us to liability for the conduct of, or conditions caused by, others. We have not been required to expend material amounts in connection with our efforts to comply with environmental requirements, and we do not believe compliance with such requirements will have a material adverse effect upon our capital expenditures, results of operations or competitive position. Because the requirements imposed by these laws and regulations frequently change, we are unable to predict the cost of compliance with these requirements in the future, or the effect of these laws on our capital expenditures, results of operations or competitive position.

Employees

        As of March 1, 2004, we had approximately 202 full-time employees worldwide. None of our employees are covered by a collective bargaining agreement. We believe our relationship with our employees is generally satisfactory.

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

We derive a significant percentage of our revenues from a single customer. If this customer relationship terminated, we could have difficulty finding customers that would purchase our products and services in sufficient amounts to replace the capacity resulting from the loss of this significant customer.

        We anticipate that a significant portion of our revenues for 2004 and 2005 will be derived from the chemistry collaboration we entered into with Pfizer originally in December 2001. In February 2004, the agreement with Pfizer was amended. Under this agreement, Pfizer has a contractual right to terminate the contract, with or without cause, upon six months notice beginning on January 5, 2005. Either party may also terminate the agreement upon the material, uncured breach of the other party, and Pfizer may terminate the agreement if we are acquired by a third party or in the event of a change in control of our company. During 2003, revenue from Pfizer represented 62% of our total revenue. If our relationship with Pfizer or our contracts with other customers to whom we provide significant products or services are terminated, we will have substantial capacity available until we are able to find new customers for our products and services to utilize that capacity. We may be delayed in entering or not able to enter into contracts with new customers to utilize any available capacity. We will continue to bear the costs of that capacity until we are able to enter into contracts with customers for those products or services. Revenues with respect to those products and services may be delayed or we may not recognize revenues at all to the extent we are delayed in entering or not able to enter into contracts with new customers to utilize available capacity.

The drug discovery industry is highly competitive and subject to technological change, and we may not have the resources necessary to compete successfully.

        We compete with companies in the United States and abroad that engage in the development and production of drug discovery products and services. These competitors include companies engaged in the following areas of drug discovery:

  •
  Assay development and screening;

  •
  Combinatorial chemistry instruments;

  •
  Compound libraries and lead optimization;

  •
  Informatics; and

  •
  Gene profiling.

        Academic institutions, governmental agencies and other research organizations also conduct research in areas in which we provide services, either on their own or through collaborative efforts. Also, substantially all of our pharmaceutical and biopharmaceutical company customers have internal departments that provide some or all of the products and services we sell, so these customers may have limited needs for our products and services. Many of our competitors have more experience and have access to greater financial, technical, research, marketing, sales, distribution, service and other resources than we do. We may not yet be large enough to achieve satisfactory market recognition or operating efficiencies, particularly in comparison to some competitors.

        Moreover, the pharmaceutical and biopharmaceutical industries are characterized by continuous technological innovation. We anticipate that we will face increased competition in the future as new companies enter the market and our competitors make advanced technologies available. Technological advances or entirely different approaches that we or one or more of our competitors develop may render our products, services and expertise obsolete or uneconomical. For example, advances in informatics and virtual screening may render some of our technologies, such as our large compound libraries, obsolete. Additionally, the existing approaches of our competitors or new approaches or technologies that our competitors develop may be more effective than those we develop. We may not be able to compete successfully with existing or future competitors.

        In addition, due to improvements in global communications, combined with the supply of lower cost PhD level scientific talent, we face the growing threat of competition for our chemistry and computational chemistry services from low-cost offshore locations such as China, India and Eastern Europe.

If we do not generate adequate revenues from our µARCS investment in the near future, we may have to record significant impairment charges.

        We have prepaid approximately $6.0 million to Abbott Laboratories for royalties related to the µARCS screening technology. This prepayment is carried on our balance sheet as prepaid royalty. If we are not successful in generating revenues in the future from this asset, we may be required to record impairment charges up to $6.0 million, which would materially impact our profitability.

Our financial performance will depend on the prospects of the pharmaceutical and biopharmaceutical industries and the extent to which these industries engage outside parties to perform one or more aspects of their drug discovery process.

        Our revenues depend to a large extent on research and development expenditures by the pharmaceutical and biopharmaceutical industries and companies in these industries outsourcing research and development projects. These expenditures are based on a wide variety of factors, including the resources available for purchasing research equipment, the spending priorities among various types of research and policies regarding expenditures during recessionary periods. In recent years, pharmaceutical companies have been attempting to contain spending on drug discovery and many biotechnology companies have found it difficult to raise capital to fund drug discovery activities. Geopolitical uncertainty or general economic downturns in our customers' industries or any decrease in research and development expenditures could harm our operations, as could increased acceptance of management theories that counsel against outsourcing of critical business functions. Any decrease in drug discovery spending by pharmaceutical and biopharmaceutical companies could cause our revenues to decline and hurt our profitability.

The concentration of the pharmaceutical industry and the current trend toward increasing consolidation could hurt our business prospects.

        The pharmaceutical customer segment of the market for our products and services is highly concentrated, with approximately 50 large pharmaceutical companies conducting drug discovery research. We have lost customers due to consolidation of pharmaceutical companies and the continuation of this trend may reduce the number of our current and potential customers even further. As a result, a small number of customers could account for a substantial portion of our revenues. In addition, because of the heavy concentration of the pharmaceutical industry and the relatively high cost of our systems, such as NanoKan, µARCS and Crystal Farm, we expect there will be only a limited number of potential buyers for these systems.

        Additional risks associated with a concentrated customer base include:

  •
  larger companies may develop and utilize in-house technology and expertise rather than using our products and services; and

  •
  larger customers may negotiate price discounts or other terms for our products and services that are unfavorable to us.

We may not achieve or maintain profitability in the future.

        We have incurred significant operating and net losses since our inception. As of December 31, 2003, we had an accumulated deficit of $103.6 million. Although we generated net income of $1.1 million in 2003, we had net losses of $62.1 million and $11.1 million for the years ended December 31, 2002 and 2001, respectively. We may also in the future incur operating and net losses and negative cash flow from operations. We did not achieve operating profitability until the third quarter of 2003 and we may not be able to achieve or maintain profitability in any quarter in the future. Moreover, if we do achieve profitability, the level of any profitability cannot be predicted and may vary significantly from quarter to quarter.

Our discontinuation of the development of chemical compounds to be sold out of inventory places more emphasis on integrated drug discovery collaborations, an area of higher risk and complexity.

        As a result of our decision to limit access to our proprietary chemistry compounds and capabilities solely to companies that enter into integrated drug discovery, chemistry or screening and optimization collaborations with us, we now rely on this relatively complex form of customer engagement to generate revenue. As a result of the inherent complexity of such collaborations, we have an increased risk of being unable to reach agreement with the prospective customer for such collaborations or of structuring sub-optimal arrangements that fail to adequately compensate us for the risks inherent in such collaborations.

We may fail to expand customer relationships through the integration of products and services.

        We may not be able to use existing relationships with customers in individual areas of our business to sell products and services in multiple areas of drug discovery. We may not be successful in selling our offerings in combination across the range of drug discovery disciplines we serve because integrated combinations of our products and services may not achieve time and cost efficiencies for our customers, especially our large pharmaceutical company customers. Biotechnology companies may desire our integrated offerings but are often not sufficiently capitalized to pay for these services. In addition, we may not succeed in further integrating our offerings. If we do not achieve integration of our products and services, we may not be able to take advantage of potential revenue opportunities and differentiate ourselves from competitors.

Our products, services and technologies may never help discover drugs that receive Food and Drug Administration approval, which may make it difficult for us to gain new business.

        To date, we are not aware of any of our customers having used any of our drug discovery products, services or technologies to develop a drug that ultimately has been approved by the Food and Drug Administration, and our customers may never do so. Whether our customers use our drug discovery products, services and technologies to develop any drugs that ultimately receive Food and Drug Administration approval will depend heavily on our scientific success and our customers' scientific success, as well as on our customers' ability to meet applicable Food and Drug Administration regulatory requirements. Our products, services and technologies may fail to assist our customers in achieving their drug discovery objectives, either on a timely basis or at all. For example, when our customers deliver proteins to us for assay development or chemistry library design ideas for chemical compound development and production, we may design assays or develop chemical compound libraries that fail to fully characterize the applicable protein's or compound's therapeutic potential, which could cause its further development to be delayed or abandoned. Additionally, our customers may not deliver to us proteins for assay development or chemistry library design ideas for chemical compound development and production that yield promising lead compounds for further development. Our customers may also lack the resources or experience or be otherwise unable to comply with the Food and Drug Administration's clinical trial requirements. Certain of our competitors are able to claim that their drug discovery products or services have been used in developing drugs that received Food and Drug Administration approval. To the extent that potential customers consider demonstrated therapeutic success an important factor in selecting between us and our competitors, we may be competitively disadvantaged, which would negatively impact our ability to generate new business.

Our financial performance will depend on improved market conditions in the segments of the drug discovery and development process in which we participate.

        The drug discovery and development process can be broadly separated into the following stages: Target identification; target validation; lead discovery; lead optimization; pre-clinical development; IND filing; clinical trials, phases I-III; new drug application, or NDA; and post market surveillance. We currently participate in the areas of lead discovery and lead optimization. Based on current industry averages, the cost of acquiring a validated target plus the costs of lead discovery and lead optimization are greater than the expected proceeds of out-licensing a potential drug candidate during the pre-clinical phase of drug development. This is primarily due to the negative imbalance between the relatively high cost of obtaining pre-clinical drug candidates, the high failure rate of such pre-clinical candidates, and the relatively low demand for such pre-clinical candidates that exists at present. It is estimated that a positive expected return on investment is not obtained until a drug candidate has passed through phase II clinical trials, which requires a significant commitment of resources to attain. Therefore, many drug companies may be deterred from engaging in drug discovery unless they have the substantial financial resources necessary to fund the drug discovery process all the way through phase II clinical trials. Unless advances are made to either reduce the cost or improve the success rate of pre-clinical drug candidates, or unless the market demand for such pre-clinical drug candidates improves, we might continue to face difficult market conditions for our products and services which might inhibit our growth.

We may not be able to achieve and maintain success in our offshore operations.

        We recently entered into a research and development collaboration agreement under which we utilize scientists and equipment at a subcontractor's facility located in India to take advantage of a lower cost structure. However, we may not be able to achieve or maintain a successful relationship in this offshore location or realize lower costs. Additionally, such offshore business could suffer due to the geographical, time and distance challenges as well as cultural difficulties of managing such an operation, which could cause delays, customer dissatisfaction or other issues.

Many of our products and services have lengthy sales cycles, which could cause our operating results to fluctuate significantly from quarter to quarter.

        Sales of many of our products and services typically involve significant technical evaluation and commitment of expense or capital by our customers. Accordingly, the sales cycles, or the time from finding a prospective customer through closing the sale, associated with these products or collaborations, typically range from six to eighteen months. Sales of these products and the formation of these collaborations are subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews that are beyond our control. Due to these lengthy and unpredictable sales cycles, our operating results could fluctuate significantly from quarter to quarter. We expect to continue to experience significant fluctuations in quarterly operating results due to a variety of factors, such as general and industry specific economic conditions, that may affect the research and development expenditures of pharmaceutical and biopharmaceutical companies.

Our products and services involve significant scientific risk of fulfillment.

        A large portion of our revenues relies upon our and our customers' scientific success. Our products, services and technologies may fail to assist our customers in achieving their drug discovery objectives, on a timely basis or at all. For example, when our customers deliver proteins to us for assay development or chemistry library design ideas for chemical compound development and production, we rely on our customers for timely delivery of those deliverables, and our customers rely on us for timely and effective assay design or compound library development and production that fulfills our scientific obligations to them. To the extent that either we experience delays or failures in receiving specific deliverables required for us to complete our objectives or we encounter delays in our ability to meet, or are unable to meet, our scientific obligations, we may be unable to receive and recognize revenues in accordance with our expectations.

If our revenues decline or do not grow as anticipated, we might not be able to correspondingly reduce our operating expenses.

        A large portion of our expenses, including expenses for facilities, equipment and personnel, is relatively fixed. Accordingly, if revenues decline or do not grow as anticipated, we might not be able to correspondingly reduce our operating expenses. Failure to achieve anticipated levels of revenues could therefore significantly harm our operating results for a particular fiscal period.

        Due to the possibility of fluctuations in our revenues (on an absolute basis and relative to our expenses), we believe that quarter-to-quarter comparisons of our operating results are not a reliable indication of our future performance.

If our products and services do not become widely used in the pharmaceutical and biopharmaceutical industries, it is unlikely that we will be profitable.

        We have a limited history of offering our products and services, including informatics tools, biology services, µARCS, toxicology services, Crystal Farm and combinatorial chemistry instrumentation systems. It is uncertain whether our current customers will continue to use these products and services or whether new customers will use these products and services. In order to be successful, our products and services must meet the requirements of the pharmaceutical and biopharmaceutical industries, and we must convince potential customers to use our products and services instead of competing technologies and offerings. Moreover, we cannot thrive unless we can achieve economies of scale on our various offerings. Market acceptance will depend on many factors, including our ability to:

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

The intellectual property rights on which we rely to protect the technology underlying our products and techniques may not be adequate, which could enable third parties to use our technology or very similar technology and could reduce our ability to compete in the market.

        Our success will depend, in part, on our ability to obtain, protect and enforce patents on our technology and to protect our trade secrets. We also depend, in part, on patent rights that third parties license to us. Any patents we own or license may not afford meaningful protection for our technology and products. Others may challenge our patents or the patents of our licensors and, as a result, these patents could be narrowed, invalidated or rendered unenforceable. In addition, current and future patent applications on which we depend may not result in the issuance of patents in the United States or foreign countries. Competitors may develop products similar to ours that are not covered by our patents. Further, since there is a substantial backlog of patent applications at the U.S. Patent and Trademark Office, the approval or rejection of our or our competitors' patent applications may take several years.

        Our European eukaryotic gene profiling patent was opposed by various companies. Oral proceedings were held before the Opposition Division of the European Patent Office in January 2003. At the conclusion of the hearing, the Opposition Division maintained our patent in amended form. The period during which an appeal of the Opposition Division decision could be made has expired. As amended, the patent claims kits and methods for identifying and characterizing the potential toxicity of a compound using expression profiles of four categories of stress.

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

        We acquired an exclusive license to the µARCS technology from Abbott Laboratories. The µARCS technology provides high throughput screening of compounds against a very broad range of drug discovery targets. Under the license agreement, Abbott is required to seek patent coverage for the licensed technology. If any license disputes arise between us and Abbott relating to the µARCS technology and we are not able to resolve those disputes, or if Abbott is unsuccessful in obtaining adequate patent coverage for the µARCS technology, our ability to screen compounds may be compromised and we may not be able to prevent competitors, including Abbott, from using the µARCS technology, which could have a material adverse effect on our financial condition and results of operations.

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

The drug discovery industry has a history of intellectual property litigation and we may be involved in intellectual property lawsuits, which may be lengthy and expensive.

        In order to protect or enforce our patent rights, we may have to initiate legal or administrative proceedings against third parties. In addition, others may sue us or initiate interference proceedings against us for infringing their intellectual property rights, or we may find it necessary to initiate a lawsuit seeking a declaration from a court that we are not infringing the proprietary rights of others. The patent positions of pharmaceutical, biopharmaceutical and drug discovery companies are generally uncertain. A number of pharmaceutical companies, biopharmaceutical companies, independent researchers, universities and research institutions may have filed patent applications or may have been granted patents that cover technologies similar to the technologies owned by, or licensed to, us or our collaborators. A number of patents may have been issued or may be issued in the future that could cover certain aspects of our technology and that could prevent us from using technology that we use or expect to use. In addition, we are unable to determine all of the patents or patent applications that may materially affect our ability to make, use or sell any potential products. Legal or administrative proceedings relating to intellectual property would be expensive, take significant time and divert management's attention from other business concerns, no matter whether we win or lose. The cost of such litigation, interference or administrative proceedings could hurt our profitability.

        Further, an unfavorable judgment in an administrative proceeding, interference or infringement lawsuit brought against us, in addition to any damages we might have to pay, could prevent us from obtaining intellectual property protection for our technology, require us to stop the infringing activity or obtain a license. Any required license may not be available to us on acceptable terms, or at all. In addition, some licenses may be nonexclusive, and therefore, our competitors may have access to the same technology that is licensed to us. If we fail to obtain a required license or are unable to design around a patent, we may be unable to sell some of our products or services.

Our stock price will likely be volatile.

        The trading price of our common stock has been and will likely continue to be volatile and could be subject to fluctuations in price in response to various factors, many of which are beyond our control, including:

  •
  actual or anticipated variations in quarterly operating results;

  •
  announcements of technological innovations by us or our competitors;

  •
  new products or services introduced or announced by us or our competitors;

  •
  changes in financial estimates by (or the beginning or cessation of research coverage by) securities analysts;

  •
  the announcement of financial results that do not meet or exceed the results anticipated by the public markets;

  •
  conditions or trends in the pharmaceutical and biopharmaceutical industries or in the drug discovery services industry;

  •
  announcements by us or our competitors of significant acquisitions, collaborations, joint ventures or capital commitments, or terminations of collaborations or joint ventures;

  •
  the implementation or wind-down of stock buyback programs;

  •
  additions or departures of key personnel;

  •
  economic and political factors; and

  •
  sales of our common stock, including sales by any of our stockholders who beneficially own more than 5% of our common stock and who could potentially sell large amounts of our common stock at any one time.

        In addition, price and volume fluctuations in the stock market in general, and the Nasdaq National Market and the market for technology companies in particular, have often been unrelated or disproportionate to the operating performance of those companies. Further, the market prices of securities of life sciences companies have been particularly volatile. Conditions or trends in the pharmaceutical and biopharmaceutical industries generally may cause further volatility in the trading price of our common stock, because the market may incorrectly perceive us as a pharmaceutical or biopharmaceutical company and our customers are pharmaceutical and biopharmaceutical companies. These broad market and industry factors may harm the market price of our common stock, regardless of our operating performance. In the past, plaintiffs have often instituted securities class action litigation following instances of volatility in the market price of a company's securities. A securities class action suit against us could result in potential liabilities, substantial costs and the diversion of management's attention and resources, regardless of whether we win or lose.

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

Our ability to grow will depend on our attracting and retaining key executives, experienced scientists and sales personnel.

        Our future success will depend to a significant extent on our ability to attract, retain and motivate highly skilled scientists and sales personnel. In addition, our business would be significantly harmed if we lost the services of Riccardo Pigliucci, our chief executive officer. We do not maintain life insurance on any of our officers. Our ability to maintain, expand or renew existing collaborations with our customers, enter into new collaborations and provide additional services to our existing customers depends, in large part, on our ability to hire and retain scientists with the skills necessary to keep pace with continuing changes in drug discovery technologies and sales personnel who are highly motivated. Additionally, it is difficult for us to find qualified sales personnel in light of the fact that our sales personnel generally hold PhD's in scientific fields. Our U.S. employees are "at will," which means that they may resign at any time, and we may dismiss them at any time (subject, in some cases, to severance payment obligations). We believe that there is a shortage of, and significant competition for, scientists with the skills and experience in the sciences necessary to perform the services we offer. We compete with pharmaceutical companies, biopharmaceutical companies, combinatorial chemistry companies, contract research companies and academic institutions for new personnel. If we do not attract new scientists or sales personnel or retain or motivate our existing personnel, we will not be able to grow.

We have acquired several businesses and face risks associated with integrating these businesses and potential future acquisitions.

        We have acquired several businesses and plan to continue to review potential acquisition candidates in the ordinary course of our business, and our strategy includes building our business through acquisitions. Acquisitions involve numerous risks, including, among others, difficulties and expenses incurred in the consummation of acquisitions and assimilation of the operations, personnel and services or products of the acquired companies, difficulties of operating new businesses, the diversion of management's attention from other business concerns and the potential loss of key employees of the acquired company. In addition, acquired businesses may have management structures incompatible with our own and may experience difficulties in maintaining their existing levels of business after joining us. If we do not successfully integrate and grow the businesses we have acquired or any businesses we may acquire in the future, our business will suffer. Additionally, acquisition candidates may not be available in the future or may not be available on terms and conditions acceptable to us. Acquisitions of foreign companies also may involve additional risks of assimilating different business practices, overcoming language and cultural barriers and foreign currency translation. We currently have no agreements or commitments with respect to any acquisition, and we may never successfully complete any additional acquisitions.

We may incur write-downs or write-offs in connection with potential future acquisitions, and exit costs, losses and liabilities in connection with potential future business divestitures or shut-downs.

        We incurred a $50.9 million goodwill impairment charge during the fourth quarter of 2002, which represented the write-off of goodwill that we had accumulated in connection with several acquisitions. In the event that we make future acquisitions, we may take additional write-downs or write-offs associated with acquired assets, which could have a material adverse effect on our results of operations and financial condition. Any future acquisitions we make may also not improve our business as much as we expect, or be accretive to our earnings, which could cause the trading price of our common stock to decline. In addition, if any future acquisitions we make do not improve our business as much as we expect, we may choose to discontinue the businesses associated with those acquisitions by divestiture or by shutting those businesses down. We may also choose to divest or shut down existing businesses or product or service lines for strategic reasons. We may incur substantial exit costs, losses and liabilities in connection with any such divestiture or shut-down.

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

        Our results of operations are dependent upon the continued use of our highly specialized laboratories and equipment. Our operations are primarily concentrated in facilities in San Diego, California, South San Francisco, California and Allschwil, Switzerland. Natural disasters, such as earthquakes or fires, or terrorist acts could damage our laboratories or equipment and these events may materially interrupt our business. We maintain business interruption insurance to cover lost revenues caused by certain of such occurrences. However, this insurance would not compensate us for the loss of opportunity and potential adverse impact on relations with existing customers created by an inability to meet our customers' needs in a timely manner, and may not compensate us for the physical damage to our facilities.

We have accrued significant net operating loss carryforwards that we believe we will not be able to fully use.

        At December 31, 2003, we had federal and California income tax net operating loss carryforwards of approximately $21.8 million and $14.5 million, respectively. The federal and California tax loss carryforwards will begin to expire in 2010 and 2005, respectively, unless previously utilized. We believe that our ability to utilize our net operating loss carryforwards may be substantially restricted by the limitations of Section 382 of the Internal Revenue Code which apply when there are certain changes in ownership of a corporation. To the extent we begin to realize significant taxable income, these limitations may result in our incurring federal income tax liability notwithstanding the existence of otherwise available carryforwards. To date we have not quantified the potential impact of these limitations.

We are subject to foreign currency risk related to conducting business in multiple currencies.

        Currency fluctuations between the U.S. dollar and the currencies in which we do business, including the British pound, the Japanese yen, the Swiss franc and the Euro, will cause foreign currency translation gains and losses. We cannot predict the effects of exchange rate fluctuations on our future operating results because of the number of currencies involved, changes in the percentage of our revenue that will be invoiced in foreign currencies, the variability of currency exposure and the potential volatility of currency exchange rates. Because we conduct business in multiple currencies we are subjected to economic and earnings risk. We do not currently engage in foreign exchange hedging transactions to manage our foreign currency exposure; however, we may begin to hedge certain transactions between the Swiss franc and other currencies that are invoiced from our Swiss affiliate in order to minimize foreign exchange transaction gains and losses.

We may be subject to liability regarding hazardous materials.

        Our products and services as well as our research and development processes involve the controlled use of hazardous materials. For example, we often use dangerous acids, bases, oxidants, radio isotopic and flammable materials. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. We cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of such an accident, we could be held liable for any damages that result, and any such liability could exceed our resources and disrupt our business. In addition, we may have to incur significant costs to comply with environmental laws and regulations related to the handling or disposal of such materials or waste products in the future, which would require us to spend substantial amounts of money.

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

        In 2003 we adopted a stockholder rights plan (a so-called "poison pill"). Also, our certificate of incorporation and bylaws contain provisions that could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock. In addition, as a result of our acquisition of Axys Advanced Technologies, we have a standstill agreement with Axys Pharmaceuticals which prevents Axys Pharmaceuticals (and prevents its subsequent acquirer, Applera Corporation) from making a hostile effort to acquire us.

Item 2. Properties

        We believe that our currently leased and occupied facilities are generally well maintained, in good operating condition and are sufficient to meet our needs for the near term.

Leased Properties Locations	Square Feet	Use	Lease Expiration Dates
San Diego, California	34,500	Corporate headquarters Marketing and product support Laboratory Manufacturing	July 31, 2006
South San Francisco, California	52,000	Laboratory Office	November 30, 2008
Tucson, Arizona	29,000	Laboratory Office	June 30, 2005
Basel, Switzerland	20,000	Laboratory Office	January 31, 2008
Tokyo, Japan	140	Office	November 9, 2004

        In April 2003, we closed our Tucson facility. Although we continue to lease the property in Tucson it is no longer occupied.

Item 3. Legal Proceedings

        From time to time, we may be involved in litigation that arises through the normal course of business. As of the date of this Report, we are not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders during the quarter ended December 31, 2003.

PART II

Item 5.    Market for the Company's Common Equity and Related Stockholder Matters

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

	High	Low
Year Ended December 31, 2003:
First Quarter	$3.04	$2.30
Second Quarter	4.94	2.63
Third Quarter	6.45	4.22
Fourth Quarter	6.74	5.25
Year Ended December 31, 2002:
First Quarter	$9.73	$4.95
Second Quarter	8.15	4.66
Third Quarter	6.56	2.80
Fourth Quarter	3.41	2.13
Year Ended December 31, 2001:
First Quarter	$12.63	$5.00
Second Quarter	9.01	4.37
Third Quarter	5.99	3.20
Fourth Quarter	7.65	2.75

Holders

        As of March 4, 2004, there were approximately 123 holders of record of our common stock.

Dividends

        We have never paid cash dividends on our common stock, and we do not expect to pay any cash dividends in the foreseeable future.

Use of Proceeds

        The registration statement (File No. 333-36638) for our initial public offering was declared effective by the SEC on July 27, 2000. We received net proceeds from the Offering of approximately $94.7 million. Through December 31, 2003, we had used approximately $17.0 million of the net proceeds for acquisitions of companies, $6.0 million for prepaid µARCS royalties, $10.4 million for capital expenditures and $1.1 million for costs associated with restructuring.

Equity Compensation Plan Information

        Certain information with respect to our equity compensation plans is contained in Item 12 included in this Annual Report on Form 10-K.

Item 6.    Selected Financial Data

        The following selected consolidated financial data has been derived from our audited financial statements and should be read in conjunction with our financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K. The historical results are not necessarily indicative of the results that may be expected for any future period.

Selected Consolidated Financial Information

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$49,827	$41,315	$41,134	$36,264	$13,076
Cost of revenues:
Cost of revenues before additional charges	31,669	28,221	20,460	18,343	8,235
Additional charges:
Provision for discontinued products and obsolete inventory	—	5,781	4,397	—	—
Anticipated contract loss	—	1,485	—	—	—

Total cost of revenues	31,669	35,487	24,857	18,343	8,235

Gross margin	18,158	5,828	16,277	17,921	4,841
Operating expenses:
Research and development	2,554	6,222	12,982	8,934	3,538
Selling, general and administrative	13,964	12,271	11,019	8,414	4,439
Restructuring	1,873	—	—	—	—
Impairment of goodwill and other intangible assets	—	51,091	—	—	—
Amortization of stock-based compensation and other non-cash compensation charges	515	623	1,074	1,376	311
Amortization of goodwill	—	—	5,848	3,379	—
Write-off of in-process research and development	—	—	—	9,000	—

Total operating expenses	18,906	70,207	30,923	31,103	8,288

Loss from operations	(748)	(64,379)	(14,646)	(13,182)	(3,447)
Interest income, net	1,757	2,037	3,252	1,247	211
Foreign currency transaction gains (losses) and other income (expense), net	50	230	246	238	(134)

Net income (loss)	$1,059	$(62,112)	$(11,148)	$(11,697)	$(3,370)

Net income (loss) per share, basic	$0.04	$(2.55)	$(0.46)	$(0.89)	$(3.00)
Net income (loss) per share, diluted	$0.04	$(2.55)	$(0.46)	$(0.89)	$(3.00)
Shares used in calculating net income (loss) per share, basic	24,344	24,315	24,016	13,177	1,125
Shares used in calculating net income (loss) per share, diluted	25,077	24,315	24,016	13,177	1,125
Other Data:
Net cash provided by (used in) operating activities	$8,127	$(2,135)	$(1,529)	$3,360	$(5,735)
Net cash used in investing activities	(8,098)	(39,646)	(45,450)	(9,204)	(5,894)
Net cash (used in) provided by financing activities	(634)	(610)	477	100,453	3,799
	As of December 31,
	2003	2002	2001	2000	1999
	(In thousands)
Selected Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$72,574	$69,636	$77,265	$97,690	$2,885
Working capital (deficit)	79,341	77,892	88,550	106,987	(3,663)
Total assets	109,184	104,443	167,022	178,293	21,652
Long-term obligations, less current portion	—	306	1,082	944	1,910
Redeemable preferred stock	—	—	—	—	27,907
Total stockholders' equity (deficit)	98,247	96,532	157,042	166,562	(19,269)

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion of our financial condition contains certain statements that are not strictly historical and are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a high degree of risk and uncertainty. Our actual results may differ materially from those projected in the forward-looking statements due to risks and uncertainties that exist in our operations, development efforts and business environment, including those set forth under the Section entitled "Risks and Uncertainties" in Item 1, and other documents we file with the Securities and Exchange Commission. All forward-looking statements included in this report are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statement.

Overview

        We were founded in 1995 as IRORI. In October 1998, we changed our name to Discovery Partners International and in July 2000 we completed our initial public offering and simultaneously reincorporated in the state of Delaware.

        We sell a broad range of products and services to pharmaceutical and biopharmaceutical companies to make the drug discovery process for our customers faster, less expensive and more effective at generating drug candidates. We focus on the portion of the drug discovery process that begins after identification of a drug target through when a drug candidate is ready for pre-clinical studies. Our major products and services are as follows:

  •
  We develop, produce and sell collections of chemical compounds that pharmaceutical and biopharmaceutical companies test for their potential use as new drugs or for use as the chemical starting point for new drugs.

  •
  We develop, manufacture and sell proprietary instruments and the associated line of consumable supplies that are used by the pharmaceutical and biopharmaceutical industries in their own in-house drug discovery chemistry operations.

  •
  We provide testing services to our customers in which chemical compounds are tested for their biological activity as potential drugs.

  •
  We provide computational software tools that guide the entire process of chemical compound design, development and testing.

  •
  We license our proprietary gene profiling system that characterizes a cell's response upon exposure to compounds and other agents by the pattern of gene expression in the cell.

        We have made a number of acquisitions in recent years that have significantly expanded our overall size and have allowed us to offer customers this broad range of integrated drug discovery products and services from a single provider:

  •
  In December 1999, we acquired Discovery Technologies, Ltd. (now known as Discovery Partners International AG) to provide assay development and high throughput screening services. This addition enabled us to offer screening services together with compounds.

  •
  In April 2000, we acquired Axys Advanced Technologies, for a total consideration of 7,429,641 shares of our common stock and $600,000. This acquisition enabled us to offer the development and production of large compound libraries.

  •
  In May 2000, we acquired 75% of the outstanding shares of Structural Proteomics. This acquisition provided us with computational software and services. At the end of 2002 we acquired all of the remaining shares of Structural Proteomics.

  •
  In January 2001, we acquired Systems Integration Drug Discovery Company, or SIDDCO, enhancing our capabilities in combinatorial chemistry research and development.

  •
  In May 2001, we acquired Xenometrix, Inc. This acquisition provided us with rights to a proprietary gene profiling system that we offer and license and enabled us to offer toxicology research products and services.

        Some of these acquisitions have resulted in write-offs, as described below.

        The pharmaceutical and biopharmaceutical industries provide substantially all of our revenues.

Critical Accounting Policies

        This discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates, and the estimates themselves might be different if we used different assumptions.

        We believe the following critical accounting policies involve significant judgments and estimates that are used in the preparation of our financial statements.

        Revenue recognition.    Revenue from product sales, which include the sale of instruments, related consumables, and chemical compounds, is recorded as products are shipped if the costs of such shipments can be reasonably estimated and if all the customer's acceptance criteria have been met. Certain of our contracts for product sales include customer acceptance provisions that give our customers the right of replacement if the delivered product does not meet specified criteria; however, we have historically demonstrated that the products meet the specified criteria and the number of customers exercising their right of replacement has been insignificant and therefore, once we have completed our internal testing, we recognize revenue without providing for such contingency upon shipment. Development contract revenues and high-throughput screening service revenues are recognized on a percentage-of-completion basis. Advances received under these development contracts and high-throughput screening service agreements are initially recorded as deferred revenue, which is then recognized as costs are incurred over the term of the contract. Certain of these contracts may allow the customer the right to reject the work performed; however, we have no material history of such rejections and historically we have been able to recognize revenue without providing for such contingency. Revenue from drug discovery and chemistry service agreements that are compensated on a full-time equivalent, or FTE, basis is recognized on a monthly basis and is based upon the number of FTE employees that actually worked on each project and the agreed-upon rate per FTE per month. Royalty revenue due to us under the Xenometrix patent licensing agreements is recognized upon receipt of monies, provided we have no future obligation with respect to such payments. From time to time we receive requests from customers to bill and hold goods for them. In these cases, as long as the specific revenue recognition criteria under accounting principles generally accepted in the United States at the time of the bill and hold are met, including the customer accepting the risk of loss and the transfer of ownership of such goods occurring prior to shipment, the revenue is recognized.

        In February 2003, we entered into an agreement with GlaxoSmithKline, or GSK. In accordance with the agreement, we agreed to develop and supply to GSK two complete X-Kan Chemistry Synthesis Systems. X-Kans are chemical microreactors that combine the two-dimensional tagging features of the previously introduced NanoKan technology with an increased size and scale that are similar to the currently available MicroKan and MiniKan products. Revenue under this agreement is recognized on a percentage-of-completion basis, up to contractual limits.

        In July 2003, we entered into an agreement with Bruker AXS Inc. Under the terms of the agreement, we appointed Bruker AXS the worldwide distributor for our Crystal Farm line of protein crystallography products. In accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists, and due to the limited sales history we have with this product line, we defer the recognition of revenue until either Bruker AXS receives final acceptance or payment from the ultimate customer, or we receive final acceptance or payment from Bruker AXS.

        Inventory.    Inventories are recorded at the lower of cost or market. We write-down our inventory for estimated obsolescence or non-marketability if there is an excess of cost of inventory over the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than we have projected, additional inventory write-downs may be required. During the second quarter of 2002, we identified changes in the market for chemical compound libraries including a shift in demand from diverse purified compounds to purified targeted compounds and an increased demand to bring proprietary assets into drug discovery collaborations. As a result, we made a decision to cease developing, producing and selling our non-exclusive chemical compounds on a stand-alone basis to third parties and, instead, will make these compounds available only as part of collaborations with our future customers; however, there are no assurances that this strategy will be successful. As of December 31, 2003, 92% of our inventory reserve is associated with our chemical compound finished goods inventory. A significant portion of our net inventory balance represents work-in-process related to two multi-year chemistry collaborations. Estimated losses on any deliverables are recorded when they become apparent. As of December 31, 2003, we have reserved approximately $939,000 against the work-in-process representing the anticipated losses on the sale of chemical compound libraries.

        Long-lived assets.    In accounting for long-lived assets, we make estimates about the expected useful lives and the potential for impairment. Changes in the marketplace, technology or our operations could result in changes to these estimates. Our long-lived assets are evaluated for impairment when events and circumstances indicate that the assets may be impaired. If impairment is indicated, we reduce the carrying value of the asset to fair value. As of December 31, 2003, we have prepaid $6.0 million to Abbott Laboratories for royalties related to the µARCS screening technology. This prepayment is carried on our balance sheet as long-term prepaid royalty. To date, we have not amortized this asset because it has not achieved commercial feasibility. This technology, however, is currently being evaluated by a major pharmaceutical company and based on this ongoing evaluation and potential revenues from this and other potential customers, we believe that the carrying value of the asset is not impaired. Because we expect this asset to achieve commercial feasibility, we plan to begin amortization of this asset no later than the second half of 2004 whether or not we generate revenues from this asset. If we are not successful in generating sufficient revenues in the future from this asset, we may be required to record impairment charges up to $6.0 million.

        During the year ended December 31, 2003, we determined that various fixed assets were impaired as these assets were no longer going to be held for sale or used internally. Accordingly, these assets were reduced by $373,000 to the estimated fair value of zero.

Results of Operations

        Revenue.    Total revenue in 2003 increased 21% to $49.8 million from $41.3 million in 2002 and $41.1 million in 2001. The increase from 2002 to 2003 resulted primarily from increases in exclusive compound supply and screening revenues offset by a decrease in nonexclusive compound supply revenues. The increase from 2001 to 2002 resulted primarily from an increase in exclusive compound supply revenue as well as revenues generated by the Xenometrix subsidiary, which we acquired in

May 2001. These increases were offset by decreases in nonexclusive compound supply sales, instrumentation system sales, consumable sales and screening revenues. In 2003 and 2002, 62% and 41%, respectively, of our revenue came from our combinatorial chemistry contract with Pfizer, and we anticipate that this contract will also provide for a high percentage of 2004 and 2005 revenue. However, Pfizer has the right to terminate the contract without cause beginning January 1, 2005 by giving six months' notice.

        Cost of revenues.    Cost of revenues for 2002 includes a charge of $5.8 million related to provisions for discontinued products. During the three months ended June 30, 2002, we identified changes in the market for chemical compound libraries including a shift in demand from diverse nonexclusive purified compounds to exclusive purified targeted compounds and an increased demand to bring proprietary assets into drug discovery collaborations. As a result, we made a decision to cease selling our nonexclusive chemical compounds on a stand-alone basis to third parties and, instead, will make these compounds available only as part of collaborations with our future partners; however, there are no assurances that this strategy will be successful. Accordingly, we increased our inventory reserve by approximately $5.8 million to fully reserve for the chemical compound libraries as of June 30, 2002 and recorded this charge as cost of revenue.

        At the time, we had contract obligations to deliver compounds each quarter through the second quarter of 2003. The pricing of the compounds included in this contract assumed that we would sell these compounds, under certain conditions, to multiple other customers. As a result of our decision to cease selling these compounds on a stand-alone basis, we anticipated that these additional sales would not be realized and, thus, a loss was anticipated for this contract. Accordingly, an anticipated loss accrual was recorded as of June 30, 2002 totaling $1.5 million. During 2002, we incurred a loss totaling $647,000 related to the sale of compounds under this contract reducing the contract loss accrual to $837,000 as of December 31, 2002. On March 31, 2003, this contract was terminated at the customer's request. During the first quarter of 2003, we incurred an additional loss on the contract totaling $400,000 reducing the contract loss accrual to $437,000. In accordance with the termination agreement, we were paid $600,000 as an early termination fee, which is included in revenue. Additionally, the remaining $437,000 contract loss accrual was no longer required and was thus eliminated with a corresponding decrease to cost of sales for the first quarter 2003.

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

        Gross margins.    Gross margin increased to $18.2 million in 2003 from $5.8 million in 2002 and $16.3 million in 2001. Gross margin as a percentage of revenues was 36% in 2003 compared to 14% in 2002 and 40% in 2001. Gross margin in 2002 included provisions related to the discontinuation of our non-exclusive compound supply business equaling 18% of revenue. Gross margin in 2001 included a reserve for specifically identified obsolete inventory equaling 11% of revenue. The improvement in gross margin for 2003 was primarily due to the absence of provisions related to the discontinued product line. Additionally, higher screening volumes, higher exclusive chemistry compound production volumes with increased yields due to improvements in our production processes and lower material costs associated with inventory cost management initiatives undertaken in 2003 more than offset decreases in instrumentation gross margins in 2003 over 2002. We expect gross margins in 2004 to improve over 2003.

        Gross margin as a percent of revenue decreased in 2002 compared to 2001 primarily due to the impact of the Pfizer contract described below, lower screening and system volumes, and a loss on a separate fixed-price exclusive chemistry contract. In December of 2001 we entered into a multi-million dollar, multi-year contract with Pfizer. This collaboration required significant exclusive development effort. As a result, a significant amount of cost that historically had been classified as research and development shifted to cost of revenues, thereby reducing our gross margin percentage but correspondingly reducing our research and development expenses.

        Research and development expenses.    Research and development expenses consist primarily of salaries and benefits, supplies and expensed development materials, and facilities costs including equipment depreciation. Research and development expenses decreased 59% in 2003 to $2.6 million compared to 2002. Research and development expenses decreased 52% in 2002 to $6.2 million compared to $13.0 million in 2001. Research and development decreased from 2002 to 2003 due to the redeployment of development scientists and engineers to the direct revenue generating activities of customer funded research and development programs and collaborations. Such costs are included in cost of revenues rather than in research and development expenses. Research and development expenses decreased from 2001 to 2002 primarily as a result of the shift of development expenses to cost of revenues associated with the Pfizer contract, as well as the decision to discontinue the development of chemical compounds to be sold out of inventory. Research and development expenses as a percentage of revenues were 5% in 2003, 15% in 2002 and 32% in 2001. We expect to increase our research and development spending in total dollars and as a percentage of revenues in 2004 compared to 2003.

        Selling, general and administrative expenses.    Selling, general and administrative expenses consist primarily of salaries and benefits for sales, marketing and administrative personnel, advertising and promotional expenses, professional services, and facilities costs. Selling, general and administrative expenses increased 14% to $14.0 million in 2003 compared to 2002. Selling, general and administrative expenses increased 11% to $12.3 million in 2002 compared to $11.0 million in 2001. The increase from 2002 to 2003 was due primarily to increased personnel and related costs, including higher levels of incentive compensation accruals and due to additional business development personnel and their related travel and other expenses, offset by decreases related to the closure of our Tucson facility in April 2003. The increase from 2001 to 2002 was due primarily to additional personnel hired and relocation costs associated with the appointments of the Chief Operating and Chief Financial Officers, and payments to a strategic consulting firm. Selling, general and administrative expenses as a percentage of revenues were 28% in 2003, 30% in 2002 and 27% in 2001. We do not expect selling, general and administrative expenses as a percentage of revenue to change significantly in 2004 compared to 2003.

        Restructuring expenses.    Restructuring expenses related to the closure of our Tucson facility were $1.9 million in 2003 consisting of moving, relocation and other costs. We do not expect to incur any additional restructuring charges related to the Tucson closure.

        Impairment of goodwill and other intangible assets.    In accordance with SFAS 142, we performed our annual impairment test as of October 1, 2002. This impairment test involved a two-step approach. The first step involved estimating our fair value and comparing it to the carrying value of recorded assets. Under SFAS No. 142, if the fair value of our identifiable reporting units is greater than the recorded assets for such reporting units, on a case by case basis, then the first test is passed and no further impairment testing is required. Due to a significant decline in our market capitalization and those of our peers between January 1, 2002 and October 1, 2002, the carrying value of the recorded assets exceeded the estimated fair value for each of our identifiable reporting units as of October 1, 2002. As a result of this potential indication of impairment, we performed the second step of impairment testing, which involved allocating the fair value to all of our assets and liabilities, including unrecorded intangible assets, in order to determine the deemed fair value, if any, of goodwill. Both impairment test steps required us to make significant assumptions and estimates, including the determination of the fair value of identifiable reporting units as well as the fair value of specific assets and liabilities. This process, which utilized a combination of discounted cash flow and market multiple approaches to determining fair market value, required us to estimate future cash flows and applicable discount rates. The analysis resulted in a $50.9 million goodwill impairment charge in the fourth quarter of 2002, which represented the write-off of all goodwill existing on the books. In the event we make future acquisitions that result in goodwill being recorded, we will be required to perform this test, at a minimum, on an annual basis.

        Similarly, as of December 31, 2002 we determined that the carrying value of an intangible asset related to customer contracts recorded in connection with the SIDDCO acquisition was impaired. Accordingly, the asset was reduced by $173,000 to its fair value of zero.

        Stock-based compensation.    During 1999 and 2000, we granted stock options with exercise prices that were less than the estimated fair value of the underlying shares of common stock on the date of grant. Additionally, we awarded 52,500 shares of restricted stock and rights to acquire 190,000 shares of restricted stock in August 2003. As a result, we have recorded deferred stock-based compensation to be amortized on an accelerated basis over the period that these options, restricted stock grants and rights to acquire restricted stock vest. The deferred stock-based compensation expense for 2003 was approximately $515,000 compared to approximately $623,000 for 2002 and $1.1 million for 2001. Based on 2004 anticipated grant levels, we expect deferred stock-based compensation for 2004 to be approximately $750,000.

        Amortization of goodwill.    We recognized no goodwill amortization expense during 2003 and 2002 compared to approximately $5.8 million in goodwill amortization expense recognized during 2001. This decrease is due to the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002. SFAS No. 142 required that we cease the periodic amortization of goodwill and certain other intangibles resulting from acquisitions made before July 1, 2001.

        Interest income, net of interest expense.    We realized $1.8 million in net interest income in 2003, compared to net interest income of approximately $2.0 million in 2002 and $3.3 million in 2001. The decrease in net interest income in 2003 and 2002 is primarily due to a decline in U.S. interest rates and a decrease in the average cash balance.

        Income taxes.    At December 31, 2003, we had federal and California income tax net operating loss carryforwards of approximately $21.8 million and $14.5 million, respectively. We believe Section 382 of the Internal Revenue Code will significantly limit utilization of the net operating loss carryforwards but have not yet quantified the extent of the limitation. The difference between the federal and California net tax operating loss carryforwards is primarily attributable to the capitalization of research and development expenses and the percentage limitation on the carryover of net operating losses for California income tax purposes. The federal and California tax loss carryforwards will begin to expire in 2010 and 2005, respectively, unless previously utilized. We also have federal and California research tax credit carryforwards of approximately $2.7 million and $1.4 million, respectively. The federal research tax credit carryforwards will begin to expire in 2011 unless previously utilized. The California research tax credits will carry forward indefinitely. As of December 31, 2003, we had approximately $36.8 million in tax-deductible goodwill and other intangibles related to the purchase of Axys Advanced Technologies in April 2000. The majority of this amount is amortized over a 15-year period for tax purposes. We have provided a 100% valuation allowance against the related deferred tax assets as realization of such tax benefits is uncertain.

        Although we have continued to experience revenue growth, this trend may not continue. We derive a significant percentage (62% in 2003 and 41% in 2002) of our revenues from a single customer under a chemistry collaboration agreement. This contract may be terminated with six months notice after January 5, 2005 or the terms of this contract or others may not be favorable to us in the future. Additionally, a large portion of our expenses is relatively fixed in nature. Accordingly, if revenues decline or do not grow as anticipated, we may not be able to correspondingly reduce our operating expenses, which would harm our operating results for a particular fiscal period.

        In addition, we believe our operating results may fluctuate significantly from quarter to quarter due to the possibility of fluctuations in revenues as well as other factors, many of which are outside of our control, such as, customers' budgetary constraints. Consequently, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

Liquidity and Capital Resources

        Since our inception, we have funded our operations with $39.0 million of private equity financings and $94.7 million of net proceeds from our initial public offering in July 2000.

        At December 31, 2003, cash and cash equivalents and short-term investments totaled approximately $72.6 million, compared to $69.6 million at December 31, 2002 and $77.3 million at December 31, 2001.

        Operating Activities.    We rely on cash flows from operations to provide working capital for current and future operations. We believe we have sufficient cash resources to fund existing operations through 2005. Cash flows from operating activities totaled $8.1 million in 2003, an improvement over 2002 and 2001 in which we used $2.1 million and $1.5 million in operating activities, respectively. The increase in operating cash flows in 2003 was primarily due to improved operating results, an increase in prepayments received from our customers and a decrease in inventory. Inventory levels have decreased over the past year due to savings in materials costs and operating efficiencies. We expect decreases in prepayments and, to the extent we are able to achieve our revenue goals for 2004, increases in accounts receivable and inventory in 2004, which could negatively impact our cash flows from operations in the future.

        Investing Activities.    Cash used in investing activities totaled $8.1 million in 2003 compared to $39.6 million and $45.5 million in 2002 and 2001, respectively. The decrease in cash used in investing activities is due primarily to the adoption of our new investment policy in the second half of 2001 whereby our surplus cash was invested in highly liquid investments. The primary objective for our investment portfolio is to preserve principal while maintaining adequate liquidity to meet projected cash requirements. A secondary objective is to achieve a yield on investments commensurate with the risk levels associated with the primary objective. In each of the years ended December 31, 2003, 2002 and 2001 we paid $2.0 million in prepaid royalties as required under our exclusive µARCS license agreement with Abbott Laboratories, which we carry on the balance sheet as prepaid royalty. No additional prepayments are required under this agreement.

        We currently anticipate investing between approximately $2.5 million to $3.5 million in 2004 for leasehold improvements and capital equipment necessary to support future revenue growth. Our actual future capital requirements will depend on a number of factors, including our success in increasing sales of both existing and new products and services, expenses associated with unforeseen litigation, regulatory changes, competition and technological developments, and potential future merger and acquisition activity as well as research and development spending.

        Financing Activities.    Cash used in financing activities totaled $0.6 million in 2003 and 2002 compared to cash provided by financing activities in 2001 of $0.5 million. Historically, we have had debt obligations under lease and line of credit agreements. Net payments made under these agreements totaled $1.1 million, $1.3 million and $0.8 million in 2003, 2002 and 2001, respectively. As of December 31, 2003, we have no debt obligations. Absent any significant merger and acquisition activity, we do not expect to incur debt in 2004.

        On October 4, 2001, our board of directors authorized a Stock Repurchase Plan, authorizing us to repurchase up to 2,000,000 shares of common stock at no more than $3.50 per share. In 2003, we purchased 115,000 shares under this Plan for $289,000 and in 2001, we purchased 35,000 shares for $119,250. We have the authority to purchase additional shares in the future.

        We have entered into various agreements that obligate us to make future payments. The table below sets forth the contractual cash obligations that exist as of December 31, 2003:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Minimum Royalty Payments(A)	$150,000	$30,000	$30,000	$30,000	$60,000
Firm Purchase Orders	136,336	136,336	—	—	—
Operating Leases	10,513,602	2,478,144	4,868,472	3,166,986	—

Total Contractual Cash Obligations	$10,799,938	$2,644,480	$4,898,472	$3,196,986	$60,000

(A)
Total obligation reflected here assumes a 10-year term to the arrangement. The actual contract does not have a legal term and therefore could result in a more significant obligation.

        We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

        In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). This interpretation provides guidance on the identification of variable interest entities (VIE) for which control is achieved through means other than through voting rights and how to determine when and which business enterprises should consolidate VIEs. The entity identified as the VIEs primary beneficiary is required to consolidate the VIE. Effective October 9, 2003, the FASB issued a Staff Position deferring the effective date for applying the provisions of FIN 46 for VIEs created before February 1, 2003. The new application date is the first interim or annual period ending after December 15, 2003. We have not identified any entity that would require consolidation. The maximum exposure to losses related to any entity that is determined to be a VIE is limited to the carrying amount of the investment in the entity.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. This statement amends SFAS No. 123, Accounting for Stock Based Compensation, to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The disclosure provisions became effective for the year ended December 31, 2002. We have currently chosen not to adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation. If we should choose to adopt such a method, its implementation pursuant to SFAS No. 148 could have a material effect on our financial position and results of operations.

        In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial reporting for derivative instruments and for hedging activities accounted for under SFAS No. 133 and is effective for contracts entered into or modified, and for hedges designated, after June 30, 2003. Adoption of this standard is not expected to have a material impact on our financial position, results of operations or cash flows.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments issued in the form of shares that are mandatorily redeemable as well as certain other financial instruments be classified as liabilities in the financial statements. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this standard is not expected to have a material impact on our financial position, results of operations or cash flows.

        In May 2003, the EITF clarified Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Issue 00-21 addresses a model to be used, in the context of a multiple-deliverable revenue arrangement, in determining (a) how the arrangement consideration should be measured, (b) whether the arrangement should be divided into separate units of accounting, and, if so, (c) how the arrangement consideration should be allocated to the separate units of accounting. Issue 00-21 is effective for revenue arrangements entered into in fiscal periods (annual or interim) beginning after June 15, 2003, with earlier adoption permitted. Adoption of this standard is not expected to have a material impact on our financial position, results of operations or cash flows.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Short-term investments.    Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments are and will be in short-term marketable securities, U.S. government securities, asset-backed securities and corporate bonds. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to our principal. The average maturity of our investment portfolio is six months. A 1% change in interest rates would have an effect of approximately $302,000 on the value of our portfolio.

        Foreign currency rate fluctuations.    The functional currency for our Discovery Partners International AG (DPI AG) group is the Swiss franc. DPI AG accounts are translated from their local currency to the U.S. dollar using the current exchange rate in effect at the balance sheet date for the balance sheet accounts, and using the average exchange rate during the period for revenues and expense accounts. The effects of translation for our DPI AG group are recorded as a separate component of stockholders' equity (accumulated other comprehensive income (loss)). DPI AG conducts its business with customers in local currencies. Exchange gains and losses arising from these transactions are recorded using the actual exchange differences on the date the transaction is settled.

        The functional currency for our Discovery Partners International LLC (DPI LLC) group is the Japanese yen. DPI LLC accounts are translated from their local currency to the U.S. dollar using the current exchange rate in effect at the balance sheet date for the balance sheet accounts, and using the average exchange rate during the period for revenues and expense accounts. The effects of translation for our DPI LLC group are recorded as a separate component of stockholders' equity (accumulated other comprehensive income (loss)). DPI LLC conducts its business in local currencies. Exchange gains and losses arising from these transactions are recorded using the actual exchange differences on the date the transaction is settled.

        We have not in the past taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with DPI AG, DPI LLC or transactions with our worldwide customers, but anticipate that we could begin to hedge against foreign exchange transaction gains and losses resulting from non-Swiss franc invoices issued to customers by DPI AG in the future. A 10% change in the value of the Swiss franc and Japanese Yen, collectively, relative to the U.S. dollar throughout 2003 would have resulted in a 1% change in revenue for the year ended December 31, 2003.

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

Item 9a.    Controls and Procedures

        In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2003. Based on such evaluation, such officers have concluded that, as of December 31, 2003, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (and our consolidated subsidiaries) required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        The following table sets forth information regarding our current directors and executive officers as of March 10, 2004:

Name	Age	Position
Directors:
Sir Colin T. Dollery	72	Director
Dieter Hoehn	63	Director
Harry F. Hixson, Jr., Ph.D.	65	Director
Alan J. Lewis, Ph.D.	58	Director
Riccardo Pigliucci	57	Chief Executive Officer and Chairman
Herm Rosenman	56	Director
Michael C. Venuti, Ph.D.	50	Director
John P. Walker	55	Director
Executive Officers:
Riccardo Pigliucci	57	Chief Executive Officer and Chairman
Taylor Crouch	44	President and Chief Operating Officer
Craig Kussman	45	Chief Financial Officer, Senior Vice President Finance and Administration and Secretary
John Lillig	54	Chief Technology Officer, Vice President, Discovery Systems
Douglas Livingston, Ph.D	49	Senior Vice President and General Manager, Discovery Chemistry Services
Urs Regenass, Ph.D	53	Vice President, Integrated Drug Discovery
Richard Neale	40	Vice President, Business Operations

Directors:

        Sir Colin T. Dollery has served as a member of our board of directors since March 2001. Since 1996, Sir Colin Dollery has served as Senior Consultant, Research & Development, to GlaxoSmithKline PLC (formerly SmithKline Beecham), a public pharmaceutical company. From 1991 to 1996, he was the dean of the Royal Post Graduate Medical School of the University of London. Sir Colin Dollery received a B.S. in physiology and a medical degree (M.B., Ch.B.) from the University of Birmingham in Birmingham, England.

        Dieter Hoehn has served as a member of our board of directors since November 1996. Since May 1996, Mr. Hoehn has been a self-employed management consultant. From 1984 until 1996, he was a member of the senior corporate management of the Hewlett-Packard Company, a provider of computing and imaging products, measurement solutions and services, where he served as Vice President in charge of the Bioscience Program from May 1995 until his retirement in April 1996 and Vice President in charge of the Analytical Products Group from May 1987 to April 1995. Mr. Hoehn also served as Vice Chairman of the Board of Directors of Hewlett-Packard Shanghai Analytical Products Co., Ltd., China, an analytical instruments company, and as a director of Yokogawa Analytical Systems, Inc., Japan, an analytical instruments company, until April 1999. He is a member of the Advisory Board of the Barnett Institute at Northeastern University.

        Harry F. Hixson, Jr., Ph.D. has served as a member of our board of directors since May 2001. Dr. Hixson currently serves as the Chairman of Elitra Pharmaceuticals, a biotechnology company, and from February 1998 to May 2003, he served as both the Chief Executive Officer and Chairman of Elitra Pharmaceuticals. From February 1991 to February 1998, Dr. Hixson was a self-employed individual investor. Dr. Hixson is also a director of SEQUENOM, a human genetics products and services company. Dr. Hixson holds a Ph.D. in physical biochemistry from Purdue University, a M.B.A. from The University of Chicago and a B.S. degree in chemical engineering from Purdue University.

        Alan J. Lewis, Ph.D. has served as a member of our board of directors since April 2000. Since 2000, Dr. Lewis has been President of the Signal Research Division of Celgene Corporation, a biopharmaceutical company. From 1996 to 2000, Dr. Lewis was Chief Executive Officer and a director of Signal Pharmaceuticals, Inc., a drug discovery company. From 1994 to 1996, he was President of Signal. Prior to joining Signal, Dr. Lewis worked for 15 years at the Wyeth-Ayerst Research division of American Home Products Corporation, a pharmaceutical company, where he served as Vice President of Research from 1990 to 1994. Dr. Lewis received a B.S. in physiology and biochemistry from Southampton University and a Ph.D. in pharmacology from the University of Wales in Cardiff and completed his post-doctoral training at Yale University.

        Riccardo Pigliucci has served as our Chief Executive Officer since May 1998 and chairman of our board of directors since May 1999. He previously served as Chief Executive Officer of Life Sciences International PLC, a supplier of scientific equipment and consumables to research, clinical and industrial markets, from 1996 to 1997. Prior to that, he held numerous management positions during his 23-year career at The Perkin-Elmer Corporation (now known as Applera Corporation), a life science and analytical instrument company, including President and Chief Operating Officer from 1993 to 1995. Mr. Pigliucci is also a director of Epoch Biosciences, Inc., a biotechnology company, Biosphere Medical, a medical device company, and Dionex Corporation, a provider of instrumentation and related accessories and chemicals.

        Herm Rosenman has served as a member of our board of directors since December 2003. Since 2001, Mr. Rosenman has served as Vice President, Finance and CFO of Gen-Probe Incorporated. From 1997 to 2000, Mr. Rosenman was President and CEO of Ultra Acquisition Corp., a holding company with interests in consumer products. From 1994 to 1997, he was President and CEO of Radnet Management, Inc., the largest provider of diagnostic imaging services in California. Mr. Rosenman, CPA, received a BBA in Accounting and Finance from Pace College, and an MBA in Finance from The Wharton School of the University of Pennsylvania.

        Michael C. Venuti, Ph.D. has served as a member of our board of directors since May 2003. Dr. Venuti has been designated by Axys Pharmaceuticals, pursuant to a standstill agreement between Axys Pharmaceuticals and us, for inclusion on our management slate of board of director nominees. Since May 2003, Dr. Venuti has been Senior Vice President of Pharmacogenomics of the Celera Genomics Group of Applera Corporation, and previously was named Senior Vice President of Research of Celera Genomics and General Manager of Celera South San Francisco when Applera acquired Axys Pharmaceuticals in November 2001. From November 1994 through November 2001, Dr. Venuti held various research management positions within Axys Pharmaceuticals and a predecessor company, Arris Pharmaceutical Corporation, and was Senior Vice President of Research and Pre-clinical Development and Chief Technical Officer of Axys Pharmaceuticals at the time it was acquired by Applera. During his employment at Axys Pharmaceuticals and Arris Pharmaceutical Corporation, Dr. Venuti was actively involved with formation and management of the combinatorial chemistry business, which was later named Axys Advanced Technologies, and which we subsequently acquired in May 2000. Dr. Venuti received an A. B. degree in Chemistry from Dartmouth College and holds a Ph.D. in Organic Chemistry from The Massachusetts Institute of Technology. Dr. Venuti completed postdoctoral training at the Institute of Organic Chemistry at Syntex Research, Palo Alto, California.

        John P. Walker has served as a member of our board of directors since April 2000. Since October 2002, Mr. Walker has been Chairman of Bayhill Therapeutics, a private pharmaceutical company. From April 2002 to December 2002, Mr. Walker served as Chairman and interim Chief Executive Officer of Centaur Pharmaceutical, a pharmaceutical company. From January 2001 to October 2002, Mr. Walker was a Venture Partner at Morgan Stanley Ventures, a venture capital firm.

From February 1993 to May 2001, Mr. Walker served as Chairman of Axys Pharmaceuticals and as a member of the board of directors until Axys Pharmaceuticals was acquired by Applera in November 2001. From 1993 to January 2001, he was also Chief Executive Officer of Axys Pharmaceuticals (including service from 1993 to 1997 as CEO of Arris Pharmaceutical Corporation, a predecessor corporation of Axys Pharmaceuticals). Mr. Walker also serves as a director of Geron Corporation, a biotechnology company, in addition to serving as director of Renovis, Inc., a biopharmaceutical company. He received a B.A. from the State University of New York, at Buffalo and completed the Advanced Management program at The Kellogg School of Management at Northwestern University.

Executive Officers:

        Taylor Crouch has served as our President and Chief Operating Officer since July 2002. From March 1999 to April 2002, Mr. Crouch served as President and Chief Executive Officer at Variagenics, Inc., a biotechnology company specializing in pharmacogenomics. From January 1991 to March 1999, Mr. Crouch served as the Senior Vice President of Worldwide Marketing and Strategic Development for PAREXEL International Corporation, a contract research organization. Prior to that, he held various positions for over ten years with Schering-Plough International and Pfizer. Mr. Crouch received his B.S. in chemical engineering, cum laude, from Princeton University and his M.B.A. in international finance and marketing from The University of Chicago. He is also a Director of Bruker-AXS, a manufacturer of X-ray instrumentation.

        Craig Kussman has served as our Chief Financial Officer since November 2001. From August 2000 until joining us, he served as Executive Vice President and Chief Financial Officer of SYNAVANT, Inc., a provider of pharmaceutical relationship management solutions. From July 1998 to August 2000, Mr. Kussman served as Senior Vice President, Corporate Development at IMS HEALTH, a provider of information solutions to the pharmaceutical and healthcare industries. From November 1996 to June 1998, Mr. Kussman served as Vice President, Corporate Development and also Vice President—Mergers and Acquisitions of Cognizant Corp., a provider of pharmaceutical, information technology, and media information and services. From May 1991 to October 1996, Mr. Kussman served as Assistant Vice President Financial Planning of The Dun and Bradstreet Corporation, a provider of business information and technology. Mr. Kussman holds a B.A. degree cum laude in economics and mathematics from Pomona College and an M.B.A. in finance from the Wharton School of Business of the University of Pennsylvania, where he graduated with distinction.

        John Lillig has served as our Chief Technology Officer since August 1999, as Vice President of our Discovery Systems since June 2001, and has been a Vice President of the Company since August 1996. From 1991 until 1996, he served as Division Manager of the Analytical Systems Division of Bio-Rad Laboratories, a provider of analytical instrumentation and clinical diagnostics. Prior to that, Mr. Lillig served in positions of increasing responsibility, including Director of Engineering, for 18 years at Beckman Instruments, a provider of life science and clinical diagnostic systems. Mr. Lillig received a B.S. in electrical engineering from California Polytechnic University.

        Douglas Livingston, Ph.D. has served as our Senior Vice President and General Manager of Discovery Chemistry Services since December 2002. From July 2000 until joining us, Dr. Livingston was Vice President of Chemistry and New Technologies at Structural Genomix. From August 1999 to June 2000, Dr. Livingston served as the Director of Chemistry at the Genomics Institute of the Novartis Research Foundation and as a consultant to Discovery Partners. From January 1998 to July 1999, he was Vice President of Combinatorial Chemistry in Axys Pharmaceuticals' Advanced Technologies Division, which we acquired in 2000. From May 1996 to January 1998, Dr. Livingston served as Director of Bioorganic Chemistry for Axys Pharmaceuticals. Dr. Livingston received his undergraduate education at the University of Washington, his Ph.D. in organic synthetic chemistry from

Columbia University, and completed a postdoctoral fellowship in bioorganic chemistry at the ETH-Zurich.

        Urs Regenass, Ph.D. has served as our Vice President of Integrated Drug Discovery since January 2003 and was Vice President of Biology from April 2001 until January 2003. From 1999 to April 2001, Dr. Regenass was Global Head for Knowledge/Information Management at Novartis, a pharmaceutical company, and from 1994 to 1999 he was Global Head of Core Technology Area in Research, first at Ciba-Geigy, Ltd. then at Novartis, a pharmaceutical company formed by the merger of Ciba-Geigy, Ltd. and Sandoz in 1996. Dr. Regenass joined Ciba-Geigy in 1981 in Oncology and served as a project and unit head until 1994. He obtained his Ph.D. in Cell Biology and Genetics from the Biocenter, University of Basel, Switzerland and completed his postdoctoral work at Jackson Laboratory, Bar Harbor, Maine.

        Richard Neale has served as our Vice President, Business Operations since November 2002. Mr. Neale joined Discovery Partners International in January 2001 through its acquisition of Systems Integrated Drug Discovery Company (SIDDCO). At the time of the acquisition he was serving as the company's Vice President, Business Operations. Prior to joining SIDDCO, he served as the Vice President of Corporate Development and General Legal Counsel at Novopharm Biotech (now Viventia), a biotechnology company with multiple clinical products. Mr. Neale previously practiced in the corporate law group in a major Toronto law firm, Davies Ward Phillips & Vineberg where he focused on mergers, acquisitions and financings. Mr. Neale holds a B.Sc. in Chemistry and Microbiology from the University of Guelph, as well as an M.B.A. and a law degree from Dalhousie University.

Directors' Terms of Office

        We have a classified board of directors consisting of three classes with staggered three-year terms. We currently have eight directors. Of our directors, the term of office of Messrs. Rosenman and Hoehn and Sir Colin Dollery expires at our 2004 Annual Meeting of Stockholders, the term of office of Mr. Walker and Dr. Lewis expires at our 2005 Annual Meeting of Stockholders and the term of office of Mr. Pigliucci and Drs. Hixson and Venuti expires at our 2006 Annual Meeting of Stockholders.

Independence of the Board of Directors

        As required under the Nasdaq listing standards, a majority of the members of our board of directors must qualify as "independent," as affirmatively determined by our board of directors. Our board of directors consults with our counsel to ensure that our determinations are consistent with all relevant securities and other laws and regulations regarding the definition of "independent," including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.

        Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his family members, and us, our senior management and our independent auditors, our board has affirmatively determined that all of our directors are independent directors within the meaning of the applicable Nasdaq listing standards, except for Mr. Pigliucci, our Chief Executive Officer, and Dr. Venuti, Applera Corporation's board designee.

Board Meetings and Committees

        Our board of directors held a total of seven meetings and acted by unanimous written consent two times during the fiscal year ended December 31, 2003. During such year, each director attended at least 75% of the aggregate number of meetings of the board of directors and committees of the board on which he served which were held during the periods in which he served.

        Our board of directors has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

        The Audit Committee reviews, acts on and reports to the board of directors on various auditing and accounting matters, including the recommendation of our independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, the performance of our independent auditors and our accounting practices. The current members of our Audit Committee are Mr. Rosenman, Dr. Lewis, Mr. Hoehn and Sir Colin Dollery, each of whom is independent as defined under Rule 4350(d)(2)(A)(i) and (ii) of the Nasdaq listing standards. In addition, our board of directors has determined that Mr. Rosenman qualifies as an audit committee financial expert, as defined in applicable SEC rules. The Audit Committee held five meetings during the fiscal year ended December 31, 2003. The Audit Committee is governed by a written charter that was approved by our board of directors.

        The Compensation Committee determines the salaries of management employees and benefits for our employees, consultants, directors and other individuals compensated by us. The Compensation Committee also administers our stock option and stock purchase plans. The current members of our Compensation Committee are Mr. Walker, Sir Colin Dollery and Dr. Hixson. The Compensation Committee held four meetings during the fiscal year ended December 31, 2003.

        The Nominating and Corporate Governance Committee interviews, evaluates, nominates and recommends individuals for membership on our board and committees thereof and nominates specific individuals to be elected as our officers by the board. The current members of our Nominating and Corporate Governance Committee are Dr. Hixson, Dr. Lewis and Mr. Rosenman. The Nominating and Corporate Governance Committee was formed in February 2004. In his role as Chairman of the Nominating and Corporate Governance Committee, Dr. Hixson will serve as lead director to interface on behalf of the other outside directors with management on strategic and other issues and to perform other activities determined by our board.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

        Based solely on review of the copies of Forms 3, 4, and 5 and amendments thereto furnished to us, or written representations that no Form 5s were required, we believe that, during the fiscal year ending December 31, 2003, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were met in a timely manner.

Code of Ethics

        We have adopted a Code of Business Conduct that applies to all officers, directors and employees. The Code of Business Conduct is filed herewith as Exhibit 14. If we make any substantive amendments to the Code of Business Conduct or grant any waiver from a provision of the code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website at www.discoverypartners.com

Item 11.    Executive Compensation

Director Compensation

        During 2003, we paid each of our non-employee directors, which consist of Messrs. Hoehn, Walker, Rosenman and Sir Colin Dollery and Drs. Hixson, Venuti and Lewis, an annual retainer totaling $20,000 (pro rated as appropriate) and $1,000 for each committee meeting attended, plus reimbursement of related expenses. Fees otherwise payable to Dr. Venuti, who is serving as the designee for Applera Corporation, are paid directly to Applera. Dr. Hixson will also receive additional compensation for services he performs in his role as lead director, although the Compensation Committee has not yet determined the form or amount of such compensation.

        In addition, each current non-employee director who was a non-employee director at the time of our 2000 initial public offering of common stock (the "IPO") received a non-qualified option to purchase 25,000 shares of our common stock following the completion of the IPO. Each of these options has an exercise price of $19.88.

        Under our automatic option grant program, which is a component of our 2000 Stock Incentive Plan, each individual who first became a non-employee board member at any time after the completion of the IPO automatically received an option grant for 25,000 shares on the date such individual joins the board, provided such individual has not been in our prior employ. Dr. Venuti received a non-qualified option under this program to purchase 25,000 shares of our common stock at an exercise price of $4.20 on May 15, 2003. Mr. Rosenman received a non-qualified option under this program to purchase 25,000 shares of our common stock at an exercise price of $5.93 on December 5, 2003. In addition, on the date of each annual stockholders meeting held after the completion of the IPO, each non-employee board member who continues to serve as a non-employee board member will automatically be granted an option to purchase 10,000 shares of common stock, provided such individual has served on our board for at least six months.

        Each automatic grant made under the automatic option grant program has an exercise price per share equal to the fair market value per share of our common stock on the grant date and has a term of 10 years, subject to earlier termination or repurchase following the optionee's cessation of board service. Each such automatic grant made before January 1, 2003 is immediately exercisable for all of the option shares; however, we may repurchase, at the exercise price paid per share, any shares purchased under the option which are not vested at the time of the optionee's cessation of board service. Each such automatic grant made after January 1, 2003 is exercisable as the options vest. The shares subject to the automatic grant options will vest in a series of four successive annual installments upon the optionee's completion of each year of board service over the four-year period measured from the grant date, except that the shares subject to each annual 10,000-share automatic option grant vest upon the optionee's completion of one year of board service measured from the grant date. All of the shares subject to these options will immediately vest in full upon certain changes in control or ownership or upon the optionee's death or disability while a board member. Messrs. Hoehn and Walker and Sir Colin Dollery and Drs. Hixson and Lewis each received a non-qualified option pursuant to the automatic grant program to purchase 10,000 shares of our common stock at an exercise price of $4.20 on May 15, 2003, the date of the 2003 annual stockholders meeting.

Compensation of Executive Officers

        The following table provides certain summary information concerning the compensation earned by our Chief Executive Officer and each of our four other most highly compensated executive officers who were serving as executive officers on December 31, 2003 and whose salary and bonus for the 2003 fiscal year was in excess of $100,000, for services rendered in all capacities to us and our subsidiaries for the fiscal years ended December 31, 2003, 2002 and 2001. The listed individuals are collectively referred to as the "Named Executives".

SUMMARY COMPENSATION TABLE

		Annual Compensation		Long-Term Compensation
Name and Principal Position	Year	Salary($)	Bonus($)(2)	Restricted Stock Awards($)(3)	Securities Underlying Options/SARs (#)	All Other Compensation ($)(1)
Riccardo Pigliucci Chief Executive Officer	2003 2002 2001	440,875 424,412 405,979	346,037 50,000 100,000	405,000 — —	— 100,000 150,000	10,612 3,472 3,242
Taylor Crouch Chief Operating Officer	2003 2002 2001	331,500 156,458 —	196,248 28,438 —	189,000 — —	— 300,000 —	34,836 185,718 —
Craig Kussman Chief Financial Officer	2003 2002 2001	288,125 275,000 38,606	168,379 41,250 27,500	189,000 — —	— — 250,000	21,989 173,157 5,713
John Lillig Chief Technology Officer	2003 2002 2001	238,375 227,500 214,167	87,092 35,000 25,000	70,200 — —	— 30,000 10,000	7,178 1,118 2,811
Douglas Livingston Senior Vice President	2003 2002 2001	260,000 21,667 —	103,785 — —	— — —	150,000 — —	6,705 — —

(1)
Unless otherwise noted, the amounts in this column represent the value of life insurance premiums paid on behalf of the person for whom disclosure is provided. In 2003 and 2001, we also made matching contributions to Mr. Pigliucci's 401(k) plan account in the amounts of $7,000 and $2,000, respectively. In 2003, we also made a matching contribution to Mr. Crouch's 401(k) plan account in the amount of $6,000. In 2003, Mr. Crouch also received payments for reimbursement of relocation expenses including the effect of personal income taxes of $28,100. In 2002, Mr. Crouch also received payments for reimbursement of relocation expenses including the effect of personal income taxes of $185,418. In 2003 and 2001, we also made matching contributions to Mr. Kussman's 401(k) plan account in the amounts of $6,000 and $345, respectively. In 2003, Mr. Kussman also received payments for reimbursement of relocation expenses including the effect of personal income taxes of $15,200. In 2002, Mr. Kussman also received payments for reimbursement of relocation expenses including the effect of personal income taxes of $172,557. In 2001, Mr. Kussman also received $5,323 of payments for reimbursement of relocation expenses. In 2003 and 2001, we also made matching contributions to Mr. Lillig's 401(k) plan account in the amounts of $6,000 and $2,000, respectively. In 2003, we also made a matching contribution to Mr. Livingston's 401(k) plan account in the amount of $6,000.

(2)
The amounts in this column represent bonuses that were compensation for services performed in the fiscal year indicated, but were set by the Compensation Committee and paid to the executive officers in the next fiscal year. For example, Mr. Pigliucci's bonus of $346,037 for 2003 was compensation for services he performed in the fiscal year ended December 31, 2003, but was set by the Compensation Committee and paid to Mr. Pigliucci in 2004. The 2003 bonus amounts were awarded pursuant to a new bonus plan approved by our Board of Directors. Awards under the bonus plan are determined based on overall corporate financial performance as well as achievement of individual performance objectives.

(3)
Value of restricted stock is equal to the fair market value of the securities at the date of grant ($5.40 per share) multiplied by the number of shares awarded. The restricted stock was granted in August 2003 and vests over a four-year period.

Stock Option Grants and Exercises

        There were no stock option grants made to the Named Executive Officers during the fiscal year ended December 31, 2003. No stock appreciation rights were granted to the Named Executive Officers during that fiscal year.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-end Option Values

        The following table sets forth certain information concerning option exercises and holdings for the fiscal year ended December 31, 2003 with respect to each of the Named Executives. No stock appreciation rights were exercised by the Named Executive during such fiscal year, and no stock appreciation rights were held by them at the end of such fiscal year.

			Number of Securities Underlying Unexercised Options/SARs at December 31, 2003		Value of Unexercised In-the-Money Options/SARs at December 31, 2003(3)
	Shares Acquired Upon Option Exercise(s) (#)
Name		Value Realized ($)(1)	Exercisable (#)(2)	Unexercisable (#)	Exercisable ($)	Unexercisable ($)
Riccardo Pigliucci	—	—	250,000	—	171,500	—
Taylor Crouch	—	—	300,000	—	585,000	—
Craig Kussman	—	—	250,000	—	500,000	—
John Lillig	—	—	120,000	—	488,700	—
Douglas Livingston	—	—	34,373	115,627	109,994	370,006

(1)
Value realized upon option exercises is equal to the fair market value of the securities underlying the option at the time of exercise less the exercise price of the option.

(2)
The stock options granted to the Named Executive prior to January 1, 2003 are immediately exercisable for all of the option shares; however, if exercised the unvested shares would be subject to repurchase at the time of the optionee's termination of employment. The number of vested shares for each Named Executive Officer as of December 31, 2003 is as follows: Riccardo Pigliucci—148,956; Taylor Crouch—106,249; Craig Kussman—130,207; John Lillig—100,623; Douglas Livingston—34,373.

(3)
Value of unexercised in-the-money options is equal to the fair market value of the securities underlying the option at fiscal year-end ($6.15 per share) less the exercise price payable for those securities.

Employment Contracts, Severance Agreements and Change of Control Arrangements

        On April 17, 1998, we entered into an employment agreement with Mr. Pigliucci to serve as our President and Chief Executive Officer. This agreement is for an indefinite term and is terminable by Mr. Pigliucci or us at any time without cause. Under this agreement, we agreed to pay Mr. Pigliucci an initial annual base salary of $350,000 (which is subject to upward adjustments) and an annual target bonus equal to at least 50% of his base salary (which bonus will be prorated for performance of annual goals). In addition, under this agreement we reimbursed Mr. Pigliucci for relocation expenses and mortgage assistance in moving from the Weston, Connecticut area to the San Diego area. Mr. Pigliucci was granted an option to purchase 600,000 shares of our common stock, which vested over a five-year period, with 20% vesting upon the completion of one year of service and the remainder vesting in equal monthly installments over the next 48 months of service. Mr. Pigliucci exercised this option in full in December 1998 and January 1999 and, at Mr. Pigliucci's election, he paid the purchase price for such shares in the form of two promissory notes to us bearing the minimum applicable federal interest rate. Mr. Pigliucci paid the two promissory notes, including interest, in full on December 31, 2002.

        If we terminate Mr. Pigliucci's employment other than for cause, or if Mr. Pigliucci terminates his employment upon our breach of this employment agreement (including in the event this employment agreement is not assumed in full by a successor company upon a change in control), we will automatically retain Mr. Pigliucci as a consultant to us for one year. Under this arrangement, Mr. Pigliucci will be available to provide consulting services to us for up to fifteen hours each month, and we will pay him a monthly consulting fee of one-twelfth of his base salary in effect at the time of termination of his employment.

        Pursuant to his employment agreement with us, Mr. Pigliucci exercised his right to borrow from us the aggregate exercise price of $240,000 to purchase 600,000 shares of our common stock pursuant to stock options held by Mr. Pigliucci. In connection with these exercises, Mr. Pigliucci issued to us two promissory notes. The first was dated November 30, 1998 and due November 30, 2005, having a principal amount of $172,000 and an interest rate of 4.51% per annum prior to the maturity date and 10% thereafter. The second was dated January 31, 1999 and due January 31, 2006, having a principal amount of $68,000 and an interest rate of 4.64% per annum prior to the maturity date and 10% thereafter. At the time Mr. Pigliucci issued each of these notes to us, he also entered into a Pledge Agreement with us under which he granted us a security interest in the shares that he purchased using the note as consideration. The largest amount of indebtedness outstanding during the 2002 fiscal year under each of these promissory notes was $200,443 and $79,043, respectively. Mr. Pigliucci paid the two promissory notes, including interest, in full on December 31, 2002.

        On October 29, 2001, we entered into a letter agreement with Mr. Kussman to serve as our Chief Financial Officer. This agreement is for an indefinite term and is terminable by Mr. Kussman or us at any time without cause. Under this agreement, we agreed to pay Mr. Kussman an annual base salary of $275,000 and an annual target bonus equal to 30% of his base salary based on accomplishment of established performance objectives. In addition, under this agreement we paid Mr. Kussman $27,500 as a sign on bonus and reimbursed him for relocation expenses and mortgage assistance in moving from Fairfield, Connecticut to San Diego, and Mr. Kussman was granted an option to purchase 96,385 shares of our common stock. This option grant vests over a four-year period, with 25% vesting upon the completion of one year of service and the remainder vesting in equal monthly installments over the next 36 months of service. Additionally, Mr. Kussman was granted an option to purchase 153,615 shares of our common stock. These options were granted originally to allow 100% of these options to vest on November 12, 2006, but vesting could be accelerated according to the following schedule: 25% of the options would vest if the company stock trades for 25 consecutive business days at a price of or above $8.00 per share; 25% more of the options would vest if the company stock trades for 25 consecutive days at a price of or above $12.00 per share; 25% more of the options would vest if the company stock trades for 25 consecutive business days at a price of or above $16.00 per share; and 25% more of the options would vest if the company stock trades for 25 consecutive business days at a price of or above $18.00 per share. On January 24, 2003, the stock option grant was amended to allow the options to vest over a four-year period, with 25% vesting upon the completion of one year of service and the remainder vesting in equal monthly installments over the next 36 months of service.

        In the event Mr. Kussman is terminated without cause or chooses to resign for good reason as the result of a change of control, Mr. Kussman will be entitled to a one time lump sum payment of his then current annual base salary.

        On June 18, 2002, we entered into a letter agreement with Mr. Crouch to serve as our President and Chief Operating Officer. This agreement is for an indefinite term and is terminable by Mr. Crouch or us at any time without cause. Under this agreement, we agreed to pay Mr. Crouch an annual base salary of $325,000 and an annual target bonus equal to 35% of his base salary based on accomplishment of established performance objectives. In addition, under this agreement we reimbursed him for relocation and mortgage assistance in moving from Sudbury, Massachusetts to San Diego, and Mr. Crouch was granted an option to purchase 300,000 shares of our common stock. This option grant vests over a four-year period, with 25% vesting upon the completion of one year of service and the remainder vesting in equal monthly installments over the next 36 months of service. Additionally, on July 29, 2002, we loaned Mr. Crouch $300,000 against his full recourse non-interest bearing promissory note. The note is due and payable in full on July 29, 2007. The largest amount of indebtedness outstanding during the 2003 fiscal year was $300,000.

        In the event Mr. Crouch is terminated without cause or chooses to resign for good reason as the result of a change of control, Mr. Crouch will be entitled to a one time lump sum payment of his then current annual base salary. In the event of termination, the loan, if still outstanding, will be due by the end of the severance period. In the event of a change of control, the loan, if still outstanding, will be due by the end of the severance period or July 1, 2004, whichever is later.

        On November 13, 2002, we entered into a letter agreement with Dr. Livingston to serve as our Senior Vice President and General Manager of Discovery Chemistry Services. This agreement is for an indefinite term and is terminable by Dr. Livingston or us at any time without cause. Under this agreement, we agreed to pay Dr. Livingston an annual base salary of $260,000 and an annual target bonus equal to 25% of his base salary based on accomplishment of established performance objectives and company performance. In addition, under this agreement Dr. Livingston was granted an option to purchase 150,000 shares of our common stock. This option grant vests over a four-year period, with 25% vesting upon the completion of one year of service and the remainder vesting in equal monthly installments over the next 36 months of service.

        In the event Dr. Livingston is terminated without cause, Dr. Livingston will be entitled to six months of his then current annual base salary.

        In July 2003, we entered into change in control agreements with the following officers of the Company: Riccardo Pigliucci, Taylor Crouch, Craig Kussman, John Lillig, Urs Regenass, Douglas Livingston and Richard Neale. In the event of both a change in control and termination of an officer's employment (either by us without cause or by the officer for good reason) either before, and in connection with, the change in control or within 365 days after the change in control, the officer will be entitled to a severance payment equal to the officer's average bonus for the three prior full calendar years of employment with us multiplied by the number of days in the calendar year through the date of termination divided by 365 and the greater of 100% (200% in the case of Riccardo Pigliucci) of the officer's annual base salary in effect immediately prior to the change in control of us or the officer's annual base salary in effect at the time notice of termination is given. Additionally, for purposes of determining the vesting of the officers' awards made under the 2000 Stock Incentive Plan, as well as any unvested shares of our stock acquired pursuant to that Plan, the officer will be treated as if he had completed an additional 12 months of service immediately before the date on which his employment is terminated.

        Under the agreements, a change in control is deemed to have occurred under any of the following circumstances, subject to certain exceptions and limitations:

  •
  a person becomes the owner of 15% or more of our voting power;

  •
  the current members of our Board of Directors (including any new Board members elected by a 2/3 vote approval of those Board members and any new Board members so approved) cease to represent a majority of the Board during any period of 24 months or less;

  •
  our stockholders approve a merger or consolidation involving us, other than a merger or consolidation in which the holders of our voting stock prior to the transaction own more than 66 and 2/3% of our voting power or the voting power of the other surviving entity immediately after the completion of the transaction or a merger or consolidation in which no person owns 15% or more of our voting power or the voting power of other surviving entity immediately after the completion of the transaction;

  •
  our stockholders approve a liquidation or sale of all or substantially all of our assets; or

  •
  our Board of Directors determines that a change in control of us has otherwise occurred for purposes of the agreements.

        The initial term of these agreements expires December 31, 2004 and automatically renews thereafter on an annual basis unless either party gives notice by September 30th of the preceding year and no change of control of us has occurred during the 18 months before that notice.

        The Compensation Committee of the Board of Directors, as Plan Administrator of the 2000 Stock Incentive Plan, has the authority to provide for accelerated vesting of the shares of common stock subject to any outstanding options held by the Chief Executive Officer or any other executive officer or any unvested share issuances actually held by such individuals, in connection with certain changes in control involving us or the subsequent termination of the officer's employment following the change in control event.

        In addition, in the event that we are acquired by merger or asset sale, each outstanding option under the discretionary option grant program of our 2000 Stock Incentive Plan, including those held by the Named Executive Officers, which is not to be assumed by the successor corporation will automatically accelerate in full, and all unvested shares under the discretionary option grant and stock issuance programs will immediately vest, except to the extent our repurchase rights with respect to those shares are to be assigned to the successor corporation. Also, outstanding options under the salary investment, automatic option and director fee option grant programs (not all of which are currently operative) of our 2000 Stock Incentive Plan will immediately vest if we are acquired by a merger or asset sale or if there is a successful tender offer for more than 50% of our outstanding voting stock or a change in the majority of our board through one or more contested elections.

        In addition to the indemnification provisions contained in our Restated Certificate of Incorporation and Bylaws, we have entered into separate indemnification agreements with each of our directors and officers. These indemnification agreements will require us to indemnify our officers and directors to the fullest extent permitted by Delaware law.

Compensation Committee Interlocks and Insider Participation

        The Compensation Committee has been composed of Messrs. Hixson and Walker and Sir Colin Dollery since May 17, 2001. No member of the Compensation Committee was at any time during the 2003 fiscal year, or at any other time, one of our officers or employees. None of our executive officers served on the board of directors or compensation committee of any entity that has one or more executive officers serving as members of our Board of Directors or Compensation Committee.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The following table shows information known to us with respect to the beneficial ownership of our common stock as of February 27, 2004 by:

  •
  each person or group of affiliated persons who is known by us to own beneficially more than 5% of our common stock;

  •
  each of our directors and nominees for director;

  •
  each of our current officers named in the Summary Compensation Table above (collectively referred to as the "Named Executive Officers"); and

  •
  all of our directors and executive officers as a group.

        To our knowledge and except as indicated in the footnotes to this table and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them. Beneficial ownership and percentage ownership are determined in accordance with the rules of the SEC. The column titled "Number of Shares Beneficially Owned" includes shares of common stock subject to stock options and/or warrants, which were exercisable or will become exercisable within 60 days after February 27, 2004. These shares underlying options and/or warrants are deemed outstanding for computing the percentage of the person or group holding such options and/or warrants, but are not deemed outstanding for computing the percentage of any other person or group. The address for those persons for which an address is not otherwise indicated is: 9640 Towne Centre Drive, San Diego, California 92121.

Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class Owned
Directors and Named Executive Officers
Riccardo Pigliucci(1)	941,507	3.8
Taylor Crouch(2)	335,000	1.3
Craig Kussman(3)	285,000	1.1
John Lillig(4)	141,000	*
Douglas Livingston, Ph.D.(5)	46,874	*
Sir Colin T. Dollery(6)	40,000	*
Dieter Hoehn(7)	70,000	*
Harry F. Hixson Jr., Ph.D.(8)	35,000	*
Alan J. Lewis, Ph.D.(9)	45,000	*
Herm Rosenman	—	—
Michael C. Venuti, Ph.D.(10)	80,000	*
John P. Walker(11)	129,375	*
All directors and executive officers as a group (14 persons)	2,320,174	8.8
Other Five Percent Stockholders
Axys Pharmaceuticals, Inc.(12)(13)	7,422,000	29.7
Heartland Advisors, Inc.(14)	2,862,757	11.6
Strong Capital Management, Inc.(15)	2,123,911	8.6
Royce & Associates LLC(16)	2,720,800	11.0

*
Less than 1%

(1)
Includes 250,000 shares of common stock issuable upon exercise of stock options exercisable within 60 days of February 27, 2004.

(2)
Includes 300,000 shares of common stock issuable upon exercise of stock options exercisable within 60 days of February 27, 2004.

(3)
Includes 250,000 shares of common stock issuable upon exercise of stock options exercisable within 60 days of February 27, 2004.

(4)
Includes 120,000 shares of common stock issuable upon exercise of stock options exercisable within 60 days of February 27, 2004.

(5)
Consists of 46,874 shares of common stock issuable upon exercise of stock options exercisable within 60 days of February 27, 2004.

(6)
Consists of 40,000 shares of common stock issuable upon exercise of stock options exercisable within 60 days of February 27, 2004.

(7)
Includes 45,000 shares of common stock issuable upon exercise of stock options exercisable within 60 days of February 27, 2004.

(8)
Consists of 35,000 shares of common stock issuable upon exercise of stock options exercisable within 60 days of February 27, 2004.

(9)
Consists of 45,000 shares of common stock issuable upon exercise of stock options exercisable within 60 days of February 27, 2004.

(10)
Includes an option to purchase 75,000 shares of common stock granted by Axys Pharmaceuticals, Inc. to Dr. Venuti as a result of a compensation plan implemented by Axys Pharmaceuticals. Also includes 5,000 shares of common stock issuable upon exercise of stock options exercisable within 60 days of February 27, 2004.

(11)
Includes an option to purchase 84,375 shares of common stock granted by Axys Pharmaceuticals, Inc. to Mr. Walker as a result of a compensation plan implemented by Axys Pharmaceuticals. Also includes 45,000 shares of common stock issuable upon exercise of stock options exercisable within 60 days of February 27, 2004.

(12)
Consists of 7,222,000 shares and a warrant to purchase 200,000 shares held by Axys Pharmaceuticals (acquired by the Celera Genomics group of Applera Corporation).

(13)
We have entered into a standstill agreement with Axys Pharmaceuticals, Inc. (subsequently acquired by the Celera Genomics group of Applera Corporation) pursuant to which Axys has agreed for itself and its affiliates not to acquire any of our additional voting securities or those of our subsidiaries, and not to undertake any proxy contest. In addition, under the standstill agreement Axys has the right to select designees to be included on, and the standstill agreement requires Axys to vote for, our management slate of directors each year. The stockholder's business address is 180 Kimball Way, South San Francisco, CA 94080.

(14)
Based on information reported in a Form 13G filed with the Securities and Exchange Commission on February 12, 2004. These 2,862,757 shares held by Heartland Advisors, Inc. may also be deemed beneficially owned by William J. Nasgovitz as a result of his ownership interest in Heartland Advisors, Inc. The stockholder's business address is 789 North Water Street, Milwaukee, WI 53202. Heartland Advisors, Inc and William J. Nasgovitz have shared voting power over 2,393,846 shares and shared dispositive power over 2,862,757 shares.

(15)
Based on information reported in a Form 13G filed with the Securities and Exchange Commission on February 17, 2004. These 2,123,911 shares held by Strong Capital Management, Inc. also may be deemed beneficially owned by Richard S. Strong as a result of his position with and stock ownership of Strong Financial Corporation. The stockholder's business address is 100 Heritage Reserve, Menomonee Falls, WI 53051. Strong Capital Management, Inc. and Richard S. Strong have shared voting power over 2,123,911 shares and shared dispositive power over 2,123,911 shares.

(16)
The stockholder's business address is 1414 Avenue of the Americas, New York, NY 10019. Royce & Associates LLC has sole voting power over the shares.

Equity Compensation Plan Information

        The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2003.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance(1)(2)
Equity compensation plans approved by security holders	3,831,403	$5.14	1,801,397
Equity compensation plans not approved by security holders	—	—	—

Total	3,831,403	$5.14	1,801,397

(1)
The number of securities available for future issuance under our stock incentive plan automatically increases on the first trading day in January each calendar year by an amount equal to 2% of the total number of shares of common stock outstanding on the last trading day in December of the preceding calendar year, but in no event shall any such annual increase exceed 2,000,000 shares. The number of securities available for future issuance under our employee stock purchase plan automatically increases on the first trading day in January each calendar year by an amount equal to 1.5% of the total number of shares of common stock outstanding on the last trading day in December of the preceding calendar year, but in no event shall any such annual increase exceed 500,000 shares.

(2)
1,284,715 of these securities are attributable to our Employee Stock Purchase Plan.

Item 13.    Certain Relationships and Related Transactions

        Mr. Walker was Chairman and President of Axys Pharmaceuticals, Inc. until January 2001. On April 28, 2000, we acquired Axys Advanced Technologies, Inc. ("AAT") from Axys Pharmaceuticals. Axys Pharmaceuticals owned 10,000,000 shares of the 10,006,250 issued and outstanding shares of common stock of AAT, and received 7,425,000 shares of our common stock, a promissory note in the principal amount of $550,000 and $50,000 in cash as merger consideration. The promissory note was paid in full in August 2000. In connection with this merger, we also issued a warrant to Axys Pharmaceuticals to purchase 200,000 shares of our common stock at a per-share price of $8.00.

        In connection with our acquisition of AAT, we entered into a Standstill Agreement with Axys Pharmaceuticals pursuant to which Axys Pharmaceuticals agreed for itself and its affiliates that until the later of the date on which Axys Pharmaceuticals and its affiliates hold less than 5% of our then-outstanding common stock or April 28, 2010, Axys and its affiliates will not, without our prior written consent: (a) acquire any of our voting securities or those of our subsidiaries, (b) solicit proxies for the voting of our voting securities, (c) make any public announcement or submit any proposal for any extraordinary transaction (other than a sale) of our voting securities or assets, (d) form or join in any group for the voting of our voting securities or (e) otherwise seek to influence our management, board or policies.

        In addition, we agreed that at each annual meeting of our stockholders at any time during which our shares are publicly traded, we will include on our management slate of director nominees the number of persons designated by Axys Pharmaceuticals that Axys Pharmaceuticals could elect (if "cumulative voting" was applicable) solely through the voting of our voting securities that it owns, provided that in no case can the number of designees exceed the number which is two less than the number that would constitute a majority of the members of our board of directors. In addition, we agreed that as long as we have a classified board of directors, this provision will not be applied literally, but instead will be applied in a reasonable manner to reflect the parties' intentions with respect to the Board as a whole even though not all the Board seats are up for election each year. Initially, under this arrangement Axys Pharmaceuticals was entitled to nominate two directors for election to our then seven-person Board. The two initial Axys Pharmaceuticals designees were John Walker and Alan Lewis.

        However, in November 2001, the Celera Genomics group ("Celera") of Applera Corporation acquired Axys Pharmaceuticals. In 2002, Celera did not exercise its right to designate a nominee for inclusion on our management slate of director nominees. Mr. Walker's initial term on our Board expired at the 2002 Annual Meeting. However, he was re-elected to the Board for a second term as an independent director, based on our own nominating-decision judgment and not as a result of designation by Axys/Celera. In addition, in order to eliminate any interpretation that he is serving as a designee of Axys/Celera, Dr. Lewis resigned from our Board effective the day before the 2002 Annual Meeting, even though his term as a director would not have expired until the 2003 annual meeting of stockholders; and he was also re-elected to the Board at the 2002 Annual Meeting as an independent director for the term ending upon the 2005 annual meeting of stockholders, based on our own nominating-decision judgment. In 2003, Axys/Celera exercised its right and designated Dr. Venuti for inclusion on our management slate of director nominees. Dr. Venuti serves as Celera's Senior Vice President of Pharmacogenomics.

        Axys Pharmaceuticals agreed in the Standstill Agreement to vote each year for the entire management slate of director nominees.

        We subleased our facility in South San Francisco, California from Axys Pharmaceuticals through November 2003. In the year ended December 31, 2003, we paid Axys Pharmaceuticals a total of $787,194 under this agreement.

        On July 29, 2002, we loaned Taylor Crouch, our President and Chief Operating Officer, $300,000 against his full recourse non-interest bearing promissory note for mortgage assistance. The note is due and payable in full on July 29, 2007. The largest amount of indebtedness outstanding during the 2003 fiscal year was $300,000. As of February 27, 2004, $300,000 was outstanding.

Item 14.    Principal Accountant Fees and Services

        The following table sets forth the aggregate fees billed or to be billed by Ernst & Young LLP to us for the fiscal year ended December 31, 2003:

	2003	2002
Audit Fees(1)	$181,900	$178,853
Audit Related Fees(2)	11,335	19,205
Tax Related Fees(3)	61,530	74,826
All Other Fees(4)	—	3,668

	$254,765	$276,552

(1)
Audit fees relate to the audit of our consolidated financial statements, statutory audits of our foreign subsidiaries and reviews of our consolidated financial statements included in our Form 10-Qs for 2003.

(2)
Audit related fees related primarily to accounting consultations and an annual subscription fee to an online accounting service in the United States.

(3)
Tax related fees are for services related to tax compliance ($55,400 in 2003 and $49,250 in 2002), tax advice and tax planning in the United States, Switzerland and the United Kingdom.

(4)
Fees related primarily to legal services rendered in Switzerland on behalf of our Swiss subsidiary.

        All fees described above were approved in advance by our Audit Committee.

Pre-Approval Policies And Procedures.

        Our Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by Ernst & Young. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services, and tax services up to specified amounts. Pre-approval may also be given as part of our Audit Committee's approval of the scope of the engagement of the independent auditor or on an individual explicit case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of our Audit Committee's members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a)
  Documents filed as part of this report:

  (1)
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

    (3)
    Exhibits:

Exhibit Number	Title	Method of Filing
3.1	Certificate of Incorporation of the Company	Incorporated by Reference to Exhibit 3.2 to the Company's Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on June 23, 2000
3.2	Bylaws of the Company	Incorporated by Reference to Exhibit 3.4 to the Company's Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on June 23, 2000
4.2
	Rights Agreement, dated as of February 13, 2003, between Discovery Partners International, Inc. and American Stock Transfer & Trust Company, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Stock as Exhibit C	Incorporated by Reference to Exhibit 4.2 to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2003

10.1	Second Amended and Restated Investors' Rights Agreement among the Company and the investors listed on Schedule A thereto, dated April 28, 2000, as amended.	Incorporated by Reference to Exhibit 10.2 to the Company's Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 26, 2000.
10.6	Services Agreement between us and Axys Pharmaceuticals, Inc., dated April 28, 2000.	Incorporated by Reference to Exhibit 10.9 to the Company's Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on June 23, 2000
10.7	First Amendment to Sublease between Axys Pharmaceuticals, Inc. and Axys Advanced Technologies, Inc., dated April 28, 2000.	Incorporated by Reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 9, 2000
10.9	Standstill Agreement between us and Axys Pharmaceuticals, Inc., dated April 28, 2000.	Incorporated by Reference to Exhibit 10.12 to the Company's Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on May 9, 2000
10.20	Standby Letter of Credit between us and Bank of America, dated February 3, 1999.	Incorporated by Reference to Exhibit 10.36 to the Company's Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on May 9, 2000
10.22	Patent License Agreement between us and Abbott Labs, Incorporated, dated January 2, 2001.	Incorporated by Reference to Exhibit 10.22 to the Company's Form 10-K filed with the Securities and Exchange Commission on March 27, 2001
10.23	Indemnification Agreement between us and Sokymat, S.A., dated April 19, 1999.	Incorporated by Reference to Exhibit 10.38 to the Company's Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on May 9, 2000
10.32	Leasehold Contract between Basler Kantonalbank and Discovery Technologies, Ltd., dated June 18, 1997 (English version).	Incorporated by Reference to Exhibit 10.47 to the Company's Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on June 23, 2000
10.33	Leasehold Contract between Basler Kantonalbank and Discovery Technologies, Ltd., dated June 18, 1997 (German version).	Incorporated by Reference to Exhibit 10.48 to the Company's Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on June 23, 2000
10.35*	Key Employment Agreement between us and Riccardo Pigliucci, dated April 17, 1998.	Incorporated by Reference to Exhibit 10.51 to the Company's Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on May 9, 2000

10.43*	2000 Stock Incentive Plan.	Incorporated by Reference to Exhibit 10.59 to the Company's Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 21, 2000
10.44*	2000 Stock Incentive Plan, Form of Notice of Grant.	Incorporated by Reference to Exhibit 10.44 to the Company's Form 10-K filed with the Securities and Exchange Commission on March 27, 2001
10.45*	2000 Stock Incentive Plan, Form of Stock Option Agreement.	Incorporated by Reference to Exhibit 10.45 to the Company's Form 10-K filed with the Securities and Exchange Commission on March 27, 2001
10.46*	2000 Stock Incentive Plan, Form of Stock Issuance Agreement.	Incorporated by Reference to Exhibit 10.46 to the Company's Form 10-K filed with the Securities and Exchange Commission on March 27, 2001
10.47*	2000 Employee Stock Purchase Plan.	Incorporated by Reference to Exhibit 10.60 to the Company's Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 21, 2000
10.48*	2000 Employee Stock Purchase Plan, Form of Stock Purchase Agreement	Incorporated by Reference to Exhibit 10.48 to the Company's Form 10-K filed with the Securities and Exchange Commission on March 27, 2001
10.49*	Form of Indemnification Agreement between us and each of our directors and officers.	Incorporated by Reference to Exhibit 10.61 to the Company's Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on June 23, 2000
10.51	Leasehold Contract between Basler Kantonalbank and Discovery Partners Technologies, Ltd., dated January 31, 2000 (English version).	Incorporated by Reference to Exhibit 10.63 to the Company's Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on June 23, 2000
10.52	Leasehold Contract between Basler Kantonalbank and Discovery Partners Technologies, Ltd., dated January 31, 2000 (German version).	Incorporated by Reference to Exhibit 10.64 to the Company's Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on June 23, 2000
10.55*	Offer letter between us and Craig Kussman, dated October 29, 2001	Incorporated by Reference to Exhibit 10.55 to the Company's Form 10-K filed with the Securities and Exchange Commission on March 29, 2002
10.56†	Protocol Development and Compound Production Agreement between us and Pfizer Inc., dated December 19, 2001.	Incorporated by Reference to Exhibit 10.56 to the Company's Form 10-K filed with the Securities and Exchange Commission on March 29, 2002
10.57*	Offer letter between us and Taylor J. Crouch, dated June 18, 2002.	Incorporated by Reference to Exhibit 10.57 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2002

10.58	Promissory Note issued by Taylor J. Crouch, dated July 29, 2002.	Incorporated by Reference to Exhibit 10.58 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2002
10.59†	Amendment No. 1 to the 2001 Agreement between us and Pfizer Inc. effective May 15, 2002.	Incorporated by Reference to Exhibit 10.59 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2002
10.60†	Amendment No. 2 to the 2001 Agreement between us and Pfizer Inc. amended August 13, 2002.	Incorporated by Reference to Exhibit 10.60 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2002
10.61*	Offer letter between us and Douglas A. Livingston, dated November 13, 2002	Incorporated by Reference to Exhibit 10.61 to the Company's Form 10-K filed with the Securities and Exchange Commission on March 21, 2003
10.62†	Amendment No. 3 to the 2001 Agreement between us and Pfizer Inc. amended December 12, 2002.	Incorporated by Reference to Exhibit 10.62 to the Company's Form 10-K filed with the Securities and Exchange Commission on March 21, 2003
10.63*	Amendment No. 1 to Notice of Grant of Stock Option between us and Craig Kussman, dated January 24, 2003	Incorporated by Reference to Exhibit 10.63 to the Company's Form 10-K filed with the Securities and Exchange Commission on March 21, 2003
10.64*	General Release and Settlement Agreement between us and Arnold Hagler, dated December 31, 2002.	Incorporated by Reference to Exhibit 10.64 to the Company's Form 10-K filed with the Securities and Exchange Commission on March 21, 2003
10.65*	Discovery Partners International, Inc. Consulting Agreement between us and Arnold Hagler, dated January 1, 2003	Incorporated by Reference to Exhibit 10.65 to the Company's Form 10-K filed with the Securities and Exchange Commission on March 21, 2003
10.66	Stock Purchase Agreement between us and Arnold Hagler, dated December 31, 2002	Incorporated by Reference to Exhibit 10.66 to the Company's Form 10-K filed with the Securities and Exchange Commission on March 21, 2003
10.67	Amendment No. 1 to Rights Agreement among us, Structural Proteomics, Richard Fine, Boris Klebansky and Arnold Hagler, dated November 2002	Incorporated by Reference to Exhibit 10.67 to the Company's Form 10-K filed with the Securities and Exchange Commission on March 21, 2003
10.68	Stock Purchase Agreement between us and Richard Fine, dated December 13, 2002	Incorporated by Reference to Exhibit 10.68 to the Company's Form 10-K filed with the Securities and Exchange Commission on March 21, 2003
10.69	Stock Purchase Agreement between us and Boris Klebansky, dated December 13, 2002	Incorporated by Reference to Exhibit 10.69 to the Company's Form 10-K filed with the Securities and Exchange Commission on March 21, 2003

10.70	Employment Agreement between Discovery Technologies Ltd (since renamed Discovery Partners International AG) and Urs Regenass dated January 20, 2001	Incorporated by Reference to Exhibit 10.70 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 30, 2003
10.71*	Change in Control Agreement between us and Riccardo Pigliucci, dated August 8, 2003	Incorporated by Reference to Exhibit 10.71 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2003
10.72*	Change in Control Agreement between us and Craig Kussman, dated August 8, 2003	Incorporated by Reference to Exhibit 10.72 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2003
10.73*	Change in Control Agreement between us and Taylor Crouch, dated August 8, 2003	Incorporated by Reference to Exhibit 10.73 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2003
10.74*	Change in Control Agreement between us and John Lillig, dated August 8, 2003	Incorporated by Reference to Exhibit 10.74 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2003
10.75*	Change in Control Agreement between us and Urs Regenass, dated August 8, 2003	Incorporated by Reference to Exhibit 10.75 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2003
10.76*	Change in Control Agreement between us and Richard Neale, dated August 8, 2003	Incorporated by Reference to Exhibit 10.76 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2003
10.77*	Change in Control Agreement between us and Douglas Livingston, dated August 8, 2003	Incorporated by Reference to Exhibit 10.77 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2003
10.78†	Worldwide Distribution and Strategic Alliance Agreement between us and Bruker AXS Inc., dated July 24, 2003	Incorporated by Reference to Exhibit 10.78 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2003
10.79	Industrial Lease between ChemRx Advanced Technologies, Inc. and Shelton International Holdings, Inc.	Filed Herewith
10.80†	Chemistry Products and Services Agreement between us and Pfizer Inc., dated February 13, 2004.	Filed Herewith
14	Code of Business Conduct	Filed Herewith

21.1	Subsidiaries of the Registrant	Filed Herewith
23.1	Consent of Ernst & Young LLP, Independent Auditors	Filed Herewith
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

†
Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text (the "Mark"). This Exhibit has been filed separately with the Secretary of the Commission without the Mark pursuant to the Company's Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934.

*
Indicates management contract or compensatory plan or arrangement.

(b)
Reports on Form 8-K.

        We filed a Current Report on Form 8-K on October 21, 2003 to furnish our financial results for the three and nine months ended September 30, 2003, as reported in a press release dated October 21, 2003 and the script of the Chief Executive and Financial Officers' comments from our third quarter 2003 earnings conference call.

        We filed a Current Report on Form 8-K on February 10, 2004 to furnish our financial results for the fourth quarter and year ended December 31, 2003, as reported in a press release dated February 10, 2004 and the script of the Chief Executive and Financial Officers' comments from our fourth quarter and year end 2003 earnings conference call.

        We filed a Current Report on Form 8-K on February 18, 2004 to furnish information presented by Riccardo Pigliucci, Chief Executive Officer, and Craig Kussman, Chief Financial Officer at the Roth Capital Partners 16th Annual Growth Stock Conference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DISCOVERY PARTNERS INTERNATIONAL, INC.
By:	/s/ RICCARDO PIGLIUCCI Riccardo Pigliucci Chairman and Chief Executive Officer

Date: March 10, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICCARDO PIGLIUCCI Riccardo Pigliucci	Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2004
/s/ CRAIG KUSSMAN Craig Kussman	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 10, 2004
/s/ DIETER HOEHN Dieter Hoehn	Director	March 10, 2004
/s/ JOHN WALKER John Walker	Director	March 10, 2004
/s/ ALAN LEWIS Alan Lewis	Director	March 10, 2004
/s/ HARRY F. HIXSON, JR. Harry F. Hixson, Jr.	Director	March 10, 2004
/s/ COLIN T. DOLLERY Colin T. Dollery	Director	March 10, 2004
/s/ HERM ROSENMAN Herm Rosenman	Director	March 10, 2004
/s/ MICHAEL C. VENUTI Michael C. Venuti	Director	March 10, 2004

DISCOVERY PARTNERS INTERNATIONAL, INC.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Discovery Partners International, Inc.

        We have audited the accompanying consolidated balance sheets of Discovery Partners International, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Discovery Partners International, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

        As discussed in Note 2 to the consolidated financial statements, Discovery Partners International, Inc. changed its method of accounting for purchased goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142 during the first quarter of fiscal 2002.

/s/ Ernst & Young LLP

San Diego, California
January 23, 2004

DISCOVERY PARTNERS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$7,846,026	$8,309,269
Short-term investments	64,728,243	61,326,678
Accounts receivable, net	11,874,784	9,816,462
Inventories, net	4,148,230	4,607,941
Prepaids and other current assets	1,583,262	1,333,173

Total current assets	90,180,545	85,393,523
Restricted cash	1,196,672	930,598
Property and equipment, net	8,408,028	9,819,577
Prepaid royalty	6,034,643	4,034,643
Patent and license rights, net	2,620,839	3,184,921
Other assets, net	743,275	1,080,163

Total assets	$109,184,002	$104,443,425

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,372,051	$2,377,117
Restructuring accrual	744,141	—
Contract loss accrual	—	837,522
Accrued compensation	3,416,977	1,272,915
Current portion of obligations under capital leases and line of credit	—	722,892
Deferred revenue	4,305,936	2,290,566

Total current liabilities	10,839,105	7,501,012
Obligations under capital leases, less current portion	—	305,970
Deferred rent	97,964	104,940
Stockholders' equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at December 31, 2003 and 2002	—	—
Common stock, $.001 par value, 99,000,000 shares authorized, 24,744,831 and 24,371,131 issued and outstanding at December 31, 2003 and 2002, respectively	24,745	24,371
Common stock issuable	1,026,000	—
Treasury stock, at cost, 216,886 and 35,000 shares at December 31, 2003 and 2002, respectively	(775,451)	(119,250)
Additional paid-in capital	201,685,793	200,691,363
Deferred compensation	(1,054,797)	(260,226)
Accumulated other comprehensive income	971,970	885,485
Accumulated deficit	(103,631,327)	(104,690,240)

Total stockholders' equity	98,246,933	96,531,503

Total liabilities and stockholders' equity	$109,184,002	$104,443,425

See accompanying notes.

DISCOVERY PARTNERS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2003	2002	2001
Revenues:
Sales to third parties	$49,826,592	$40,948,623	$39,827,412
Sales to related party	—	366,425	1,306,456

Total revenues	49,826,592	41,315,048	41,133,868
Cost of revenues:
Cost of revenues before additional charges	31,668,986	28,221,378	20,459,573
Additional charges:
Provision for discontinued products and obsolete inventory	—	5,781,262	4,396,795
Anticipated contract loss	—	1,485,000	—

Total cost of revenues	31,668,986	35,487,640	24,856,368

Gross margin	18,157,606	5,827,408	16,277,500
Operating expenses:
Research and development	2,553,531	6,222,383	12,981,819
Selling, general and administrative	13,964,348	12,270,705	11,018,841
Restructuring	1,872,986	—	—
Impairment of goodwill and other intangible assets	—	51,090,984	—
Amortization of stock-based compensation	515,229	622,738	1,074,277
Amortization of goodwill	—	—	5,848,573

Total operating expenses	18,906,094	70,206,810	30,923,510

Loss from operations	(748,488)	(64,379,402)	(14,646,010)
Interest income	1,797,980	2,181,614	3,531,104
Interest expense	(40,745)	(144,470)	(279,580)
Foreign currency transaction losses, net	(12,803)	(102,324)	(14,246)
Other income (expense), net	62,969	(36,141)	—
Minority interest in consolidated subsidiary	—	367,881	260,502

Net income (loss)	$1,058,913	$(62,112,842)	$(11,148,230)

Net income (loss) per share:
Basic	$0.04	$(2.55)	$(0.46)

Diluted	$0.04	$(2.55)	$(0.46)

Weighted average shares outstanding:
Basic	24,343,721	24,314,891	24,015,865

Diluted	25,076,805	24,314,891	24,015,865

The composition of stock-based compensation is as follows:
Cost of revenues	$3,008	$9,007	$15,493
Research and development	106,263	263,304	453,161
Selling, general and administrative	405,958	350,427	605,623

	$515,229	$622,738	$1,074,277

See accompanying notes.

DISCOVERY PARTNERS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock			Treasury Stock				Notes Receivable from Stockholder	Accumulated Other Comprehensive Income (loss)		Total Stockholders' Equity (deficit)
			Common Stock Issuable			Additional Paid in Capital	Deferred Compensation			Accumulated Deficit
	Shares	Amount		Shares	Amount
Balance at December 31, 2000	23,931,237	$23,931	$—	$—		$200,184,929	$(2,032,378)	$(240,000)	$54,903	$(31,429,168)	$166,562,217
Exercise of options to purchase common stock	330,944	331	—	—	—	424,125	—	—	—	—	424,456
Amortization of stock-based compensation	—	—	—	—	—		1,074,277	—	—	—	1,074,277
Stock option forfeitures	—	—	—	—	—	(75,137)	75,137	—	—	—	—
Repurchase of stock	—	—	—	(35,000)	(119,250)	—	—	—	—	—	(119,250)
Comprehensive loss:			—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(207,657)	—	(207,657)
Unrealized gain on investments	—	—	—	—	—	—	—	—	455,741	—	455,741
Net loss	—	—	—	—	—	—	—	—	—	(11,148,230)	(11,148,230)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(10,900,146)

Balance at December 31, 2001	24,262,181	24,262	$—	(35,000)	(119,250)	200,533,917	(882,964)	(240,000)	302,987	(42,577,398)	157,041,554
Exercise of options to purchase common stock	108,950	109	—	—	—	157,446	—	—	—	—	157,555
Amortization of stock-based compensation	—	—	—	—	—	—	622,738	—	—	—	622,738
Payment of note receivable from stockholder	—	—	—	—	—	—	—	240,000	—	—	240,000
Comprehensive loss:
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	694,714	—	694,714
Unrealized loss on investments	—	—	—	—	—	—	—	—	(112,216)	—	(112,216)
Net loss	—	—	—	—	—	—	—	—	—	(62,112,842)	(62,112,842)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(61,530,344)

Balance at December 31, 2002	24,371,131	24,371	$—	(35,000)	(119,250)	200,691,363	(260,226)	—	885,485	(104,690,240)	96,531,503
Exercise of options to purchase common stock	321,200	321	—	—	—	710,983	—	—	—	—	711,304
Amortization of stock-based compensation	—	—	—	—	—	—	514,929	—	—	—	514,929
Repurchase of stock	—	—	—	(115,000)	(289,000)	—	—	—	—	—	(289,000)
Common stock received in payment of notes receivable	—	—	—	(66,886)	(367,201)	—	—	—	—	—	(367,201)
Issuance of restricted stock	52,500	53	1,026,000	—	—	283,447	(1,309,500)	—	—	—	—
Comprehensive income:			—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	817,958	—	817,958
Unrealized loss on investments	—	—	—	—	—	—	—	—	(731,473)	—	(731,473)
Net income	—	—	—	—	—	—	—	—	—	1,058,913	1,058,913

Comprehensive income	—	—	—	—	—	—	—	—	—	—	1,145,398

Balance at December 31, 2003	24,744,831	$24,745	$1,026,000	(216,886)	$(775,451)	$201,685,793	$(1,054,797)	$—	$971,970	$(103,631,327)	$98,246,933

See accompanying notes.

DISCOVERY PARTNERS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001
Operating activities
Net income (loss)	$1,058,913	(62,112,842)	$(11,148,230)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	4,778,700	5,325,851	5,673,283
Impairment of goodwill and other intangible assets	—	51,090,984	—
Amortization of stock-based compensation	515,229	622,738	1,074,277
Minority interest in consolidated subsidiary	—	(367,881)	(260,502)
Loss on obsolete inventory	—	5,781,262	4,612,141
Anticipated contract loss	—	1,485,000	—
Amortization of goodwill	—	—	5,848,573
Restructuring expense	1,872,986	—	—
Change in operating assets and liabilities:
Accounts receivable	(2,393,776)	796,640	(379,835)
Inventories	459,709	(2,213,657)	(4,019,982)
Other current assets	(224,384)	93,582	371,789
Accounts payable and accrued expenses	2,420,706	(271,071)	(2,505,568)
Contract loss accrual	(837,522)	(647,478)	—
Restructuring accrual	(1,128,845)	—	—
Deferred revenue	1,861,028	(1,718,118)	(953,898)
Deferred rent	(6,976)	9,640	20,717
Restricted cash	(248,382)	(9,190)	138,648

Net cash provided by (used in) operating activities	8,127,386	(2,134,540)	(1,528,587)
Investing activities
Purchases of property and equipment	(2,171,896)	(2,710,281)	(3,763,784)
Other assets	380,975	252,984	1,035,744
Purchase of patents, license rights and prepaid royalties	(2,210,617)	(2,211,621)	(2,126,778)
Additional cash consideration for acquisition of Discovery Technologies	—	—	(894,300)
Purchases of short-term investments	(63,285,857)	(54,103,167)	(27,892,235)
Proceeds from maturity of short-term investments	59,189,385	19,126,245	1,998,220
Purchase of Systems Integration Drug Discovery Company, Inc., net of cash acquired	—	—	(12,011,297)
Purchase of Xenometrix, Inc., net of cash acquired	—	—	(1,795,077)

Net cash used in investing activities	(8,098,010)	(39,645,840)	(45,449,507)
Financing activities
Proceeds from equipment lease and line of credit	—	250,284	969,257
Principal payments on capital leases, equipment notes payable, line of credit, and promissory notes	(1,056,270)	(1,258,076)	(797,006)
Repayment of note receivable from stockholder	—	240,000	—
Net proceeds from issuance of common stock	711,304	157,555	424,456
Repurchase of stock	(289,000)	—	(119,250)

Net cash provided by (used in) financing activities	(633,966)	(610,237)	477,457
Effect of exchange rate changes	141,347	(215,595)	(274,118)

Net decrease in cash and cash equivalents	(463,243)	(42,606,212)	(46,774,755)
Cash and cash equivalents at beginning of year	8,309,269	50,915,481	97,690,236

Cash and cash equivalents at end of year	$7,846,026	$8,309,269	$50,915,481

Supplemental disclosure of cash flow information
Interest paid	$38,601	$156,616	$166,354

Supplemental schedule of non-cash investing and financing activities
Unrealized gain (loss) on investments	$(731,473)	$(112,216)	$455,741

Common stock received in payment of notes receivable	$367,201	$—	$—

Deferred compensation related to the issuance of restricted stock	$1,309,500	$—	$—

Fair value of assets acquired	$—	$—	$17,726,858
Cash paid for capital stock	—	—	(15,002,448)

Liabilities assumed	$—	$—	$2,724,410

See accompanying notes.

DISCOVERY PARTNERS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in $, except where noted)

1. Organization and Basis of Presentation

Organization and Business

        Discovery Partners International, Inc. (the "Company") was incorporated in California on March 22, 1995, under the name IRORI. The Company develops and offers libraries of drug-like compounds, proprietary instruments, consumable supplies, drug discovery services, computational tools to generate compound libraries, and testing and screening services to optimize potential drugs. Additionally, the Company licenses proprietary gene profiling systems. In 1998, the Company changed its name to Discovery Partners International, Inc. In July 2000, the Company reincorporated in Delaware.

Consolidation

        The consolidated financial statements include all the accounts of the Company and its wholly owned subsidiaries, Irori Europe, Ltd. (substantially inactive), Discovery Partners International AG (DPI AG), ChemRx Advanced Technologies, Inc., Systems Integration Drug Discovery Company, Inc., Xenometrix, Inc., Structural Proteomics, Inc. and Discovery Partners International L.L.C. (DPI LLC). All intercompany accounts and transactions have been eliminated.

2. Summary of Significant Accounting Policies

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

        The Company considers all highly liquid investments with a remaining maturity of less than three months when purchased to be cash equivalents. At December 31, 2003 and 2002, the cost of cash equivalents was the same as the market value. Accordingly, there were no unrealized gains and losses. The Company evaluates the financial strength of institutions at which significant investments are made and believes the related credit risk is limited to an acceptable level.

Investments

        The Company applies SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, to its investments. Under SFAS No. 115, the Company classifies its investments as "Available-for-Sale" and records such assets at estimated fair value in the balance sheet, with unrealized gains and losses, if any, reported in stockholders' equity (other comprehensive income). The Company invests its excess cash balances in marketable debt securities, primarily government securities, corporate bonds and notes and asset-backed securities, with strong credit ratings. The Company limits the amount of investment exposure as to institutions, maturity and investment type. The cost of securities sold is determined based on the specific identification method.

        Short-term investments consist of the following:

			Unrealized
December 31, 2003	Maturity in Years
		Amortized Cost	Gains	Losses	Market Value
US Government Securities	1 or less	$14,353,937	$146,590	$(228,885)	$14,271,672
Asset Backed	1 or less	35,299,880	131,333	(379,509)	35,051,704
Corporate Securities	1 or less	7,964,144	148,483	(153,245)	7,959,382

Total short-term investments		$57,617,961	$426,407	$(761,639)	$57,282,758

US Government Securities	1 to 2	$1,501,464	$—	$(562)	$1,500,902
Asset Backed	1 to 2	5,996,765	2,498	(54,680)	5,944,583

Total long-term investments		$7,498,229	$2,498	$(55,242)	$7,445,485

		$65,116,190	$428,905	$(816,881)	$64,728,242

			Unrealized
December 31, 2002	Maturity in Years
		Amortized Cost	Gains	Losses	Market Value
US Government Securities	1 or less	$9,051,094	$214,297	$(110,691)	$9,154,700
Asset Backed	1 or less	20,791,070	92,823	(58,697)	20,825,196
Corporate Securities	1 or less	20,081,197	409,686	(271,905)	20,218,978

Total short-term investments		$49,923,361	$716,806	$(441,292)	$50,198,874

US Government Securities	1 to 2	$6,702,951	$30,634	$—	$6,733,585
Asset Backed	1 to 2	3,628,651	33,742	(598)	3,661,795
Corporate Securities	1 to 2	728,190	8,319	(4,085)	732,424

Total long-term investments		$11,059,792	$72,695	$(4,683)	$11,127,804

		$60,983,153	$789,500	$(445,975)	$61,326,678

        The Company had realized losses on the sale of investments totaling $21,177 and gains of $85,812 and $28,693 in 2003, 2002 and 2001, respectively. All realized gains and losses are reclassified out of other comprehensive income (loss) in the period recognized. Proceeds from the sale of short-term investments totaled $13,832,408, $12,770,167 and $2,027,240 in the years ended December 31, 2003, 2002 and 2001, respectively.

        Investments considered to be temporarily impaired at December 31, 2003 are as follows:

		Less than 12 months of temporary impairment
	Number of Investments	Fair Value	Unrealized Losses
US Government Securities	2	$1,999,690	$(2,285)
Asset Backed	25	23,177,601	(77,331)
Corporate Securities	1	1,000,520	(408)

Total temporarily impaired securities	28	$26,177,811	$(80,023)

        The Company will record an impairment charge if the securities continue to be impaired beyond twelve months or other factors indicate there is permanent impairment.

Allowance for Doubtful Accounts

        An allowance for doubtful accounts is established using the specific identification method and totaled $29,282 and $75,000 at December 31, 2003 and 2002, respectively.

Goodwill and other intangible assets

        In July 2001, the Financial Accounting Standards Board (FASB) issued FASB Statements Nos. 141 and 142 (SFAS No. 141 and SFAS No. 142), Business Combinations and Goodwill and Other Intangible Assets. SFAS No. 141 replaces prior accounting standards and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment write-off approach. Under SFAS No. 142, goodwill is tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS No. 141 and SFAS No. 142 are effective for all business combinations completed after June 30, 2001. The Company adopted SFAS No. 142 as of January 1, 2002. Upon adoption, management performed a transitional impairment test of goodwill. Additionally, in accordance with SFAS No. 142, management performed its annual impairment test as of October 1, 2002. Each impairment test involved a two-step approach. The first step involved estimating the fair value of the Company and comparing it to the carrying value of recorded assets. Under SFAS No. 142, if the fair value of the Company's identifiable reporting units is greater than the recorded assets for such reporting units, on a case by case basis, then the first test is passed and no further impairment testing is required. This initial impairment testing indicated no impairment existed as of January 1, 2002. Due to a significant decline in the market capitalization of the Company and those of its peers between January 1, 2002 and October 1, 2002, the carrying value of the recorded assets exceeded the estimated fair value for each of the Company's identifiable reporting units as of October 1, 2002. As a result of this potential indication of impairment, management performed the second step of impairment testing, which involved allocating the fair value to all of the Company's assets and liabilities, including unrecorded intangible assets, in order to determine the deemed fair value, if any, of goodwill. Both impairment test steps required management to make significant assumptions and estimates, including the determination of the fair value of identifiable reporting units as well as the fair value of specific assets and liabilities. This process, which utilized a combination of discounted cash flow and market multiple approaches to determining fair market value, required management to estimate future cash flows and applicable discount rates. The analysis resulted in a $50.9 million goodwill impairment charge in the fourth quarter of 2002, which represented the write-off of all goodwill existing on the books. In the event the Company makes future acquisitions that result in goodwill being recorded, management will be required to perform this test, at a minimum, on an annual basis.

        The following pro forma information reconciles the net income (loss) and net income (loss) per share reported for the years ended December 31, 2003, 2002 and 2001 to adjusted net income (loss) and net income (loss) per share which reflects the adoption of SFAS 142 and compares the adjusted information to the current year results:

	Years Ended December 31
	2003	2002	2001
	(Pro Forma)	(Pro Forma)	(Pro Forma)
Reported net income (loss)	$1,058,913	$(62,112,842)	$(11,148,230)
Goodwill and other intangible asset amortization	—	—	6,593,434

Adjusted net income (loss)	$1,058,913	$(62,112,842)	$(4,554,796)

Basic and diluted net income (loss) per share:
Reported net income (loss)	$0.04	$(2.55)	$(0.46)
Goodwill and other intangible asset amortization	—	—	0.27

Adjusted net income (loss) per share	$0.04	$(2.55)	$(0.19)

Long-Lived Assets

        The Company assesses potential impairments to its long-lived and intangible assets when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the carrying amount of the long-lived and intangible asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived and intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived and intangible asset exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating expense.

        As of December 31, 2003, the Company has prepaid $6,000,000 to Abbott Laboratories for royalties related to the µARCS screening technology. This prepayment is carried on our balance sheet as long-term prepaid royalty. To date, we have not amortized this asset because it has not achieved commercial feasibility. This technology, however, is currently being evaluated by a major pharmaceutical company and based on this ongoing evaluation and potential revenues from this and other potential customers, the Company believes that the carrying value of the asset is not impaired. Because the Company expects this asset to achieve commercial feasibility, the Company plans to begin amortization of this asset no later than the second half of 2004 whether or not the Company generates revenues from this asset. However, if the Company is not successful in generating sufficient revenues in the future from this asset, it may be required to record impairment charges up to $6,000,000.

        During the year ended December 31, 2003, the Company determined that various fixed assets were impaired as these assets were no longer going to be held for sale or used internally. Accordingly, these assets were reduced by $373,000 to the estimated fair value of zero.

Fair Value of Financial Instruments

        Financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities, are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments.

Inventories

        Inventories are recorded at the lower of weighted average cost (approximates first-in first-out) or market. Inventories consist of the following:

	December 31,
	2003	2002
Raw materials	$1,712,503	$1,119,688
Work-in process	3,555,779	3,735,508
Finished goods	17,961,132	18,552,432

	23,229,414	23,407,628
Less reserves	(19,081,184)	(18,799,687)

	$4,148,230	$4,607,941

Property and Equipment

        Property and equipment consists of the following:

	December 31,
	2003	2002
Furniture and equipment	$20,382,236	$19,255,033
Software	2,470,435	2,038,329
Leasehold improvements	5,352,924	5,436,860

	28,205,595	26,730,222
Less accumulated depreciation and amortization	(19,797,567)	(16,910,645)

	$8,408,028	$9,819,577

        Property and equipment, including equipment under capital leases and equipment notes payable, are stated at cost and depreciated over the estimated useful lives of the assets (three to seven years) or the term of the related lease, using the straight-line method. Amortization of assets acquired under capital leases is included in depreciation expense. Depreciation and amortization expense totaled $4,778,700, $5,325,851 and $5,673,283 for the years ended December 31, 2003, 2002 and 2001, respectively.

Prepaid Royalty, Patents and License Rights

        Prepaid royalty, patents and license rights consist of the following:

	December 31, 2003			December 31, 2002
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Intangible assets subject to amortization:
Patents	$3,101,666	$(976,660)	$2,125,006	$2,789,496	$(638,161)	$2,151,335
License rights	1,250,000	(754,167)	495,833	1,250,000	(637,519)	612,481
Other intangible assets	1,221,105	(1,221,105)	—	1,221,105	(800,000)	421,105

Total intangible assets subject to amortization	$5,572,771	$(2,951,932)	$2,620,839	$5,260,601	$(2,075,680)	$3,184,921

Intangible assets not subject to amortization:
Prepaid royalty	$6,034,643	$—	$6,034,643	$4,034,643	$—	$4,034,643

Total intangible assets	$11,607,414	$(2,951,932)	$8,655,482	$9,295,244	$(2,075,680)	$7,219,564

        Amortization expense related to amortizable intangible assets was $455,147, $573,373, and $410,860 for the years ended December 31, 2003, 2002 and 2001, respectively. During 2003, there were additions of $2,312,170 and no abandonments. It is expected that the Company will begin amortization of the prepaid royalty not subject to amortization in previous years no later than the second half of 2004. The estimated annual amortization expense of all intangible assets, including the prepaid royalty, for the years ended December 31 after 2003 is as shown in the following table. Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, asset impairments and other factors.

2004	$1,609,494
2005	1,594,278
2006	1,579,312
2007	1,579,312
2008	1,575,143
Thereafter	717,943

$8,655,482

Other Assets

        Other assets consist of chemical compounds purchased by DPI AG for its screening services. The compounds are stated at cost and depreciated over the estimated useful lives of the assets (four years) using the straight-line method. The net carrying value of these assets approximates or is less than their net realizable value.

Revenue Recognition

        Product Sales.    Revenue from product sales, which include the sale of instruments, related consumables, and chemical compounds, is recorded as products are shipped if the costs of such shipments can be reasonably estimated and if all customer's acceptance criteria have been met. Certain of the Company's contracts for product sales include customer acceptance provisions that give customers the right of replacement if the delivered product does not meet specified criteria; however, the Company has historically demonstrated that the products meet the specified criteria and the number of customers exercising their right of replacement has been insignificant and therefore, once the Company completes its internal testing, the revenue is recognized without providing for such contingency upon shipment. From time to time the Company receives requests from customers to bill and hold goods for them. In these cases, the customer accepts the risk of loss and the transfer of ownership of such goods prior to shipment. In these cases, as long as the specific revenue recognition criteria under accounting principles generally accepted in the United States at the time of the bill and hold are met, including the customer accepting the risk of loss and the transfer of ownership of such goods occurring prior to shipment, the revenue is recognized.

        In February 2003, the Company entered into an agreement with GlaxoSmithKline (GSK). In accordance with the agreement, the Company agreed to develop and supply to GSK two complete X-Kan Chemistry Synthesis Systems. X-Kans are chemical microreactors that combine the 2D tagging features of the previously introduced Irori NanoKan technology with an increased size and scale that are similar to the currently available Irori MicroKan and MiniKan products. Revenue under this agreement is recognized on a percentage-of-completion basis, up to contractual limits.

        In July 2003, we entered into an agreement with Bruker AXS Inc. Under the terms of the agreement, we appointed Bruker AXS the worldwide distributor for our Crystal Farm™ line of protein crystallography products. In accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists, and due to the limited sales history we have with this product line, we defer the recognition of revenue until either Bruker AXS receives final acceptance or payment from the ultimate customer, or the Company receives final acceptance or payment from Bruker AXS.

        Development and screening services.    Development contract revenues and high-throughput screening service revenues are recognized on a percentage of completion basis. Advances received under these development contracts and high-throughput screening service agreements are initially recorded as deferred revenue, which is then recognized as costs are incurred over the term of the contract. Certain of these contracts may allow the customer the right to reject acceptance of work performed; however, the Company has no material history of such rejections and therefore the revenue is recognized without providing for such contingency.

        FTE services.    Revenue from drug discovery and chemistry service agreements that are compensated on a full time equivalent (FTE) basis is recognized on a monthly basis and is based upon the number of FTE employees that actually worked on each agreement and the agreed-upon rate per FTE per month.

        Licensing revenue.    Revenue due to the Company under the Xenometrix patent licensing agreements is recognized upon receipt of monies, provided the Company has no future obligation with respect to such payments.

Shipping and Handling Costs

        Costs incurred for shipping and handling of products are included in cost of revenues. Amounts billed to customers are reported as revenue.

Research and Development Costs

        Costs incurred in connection with research and development are charged to operations as incurred.

Stock-Based Compensation

        As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for common stock options granted to employees and directors using the intrinsic value method and, thus, recognizes no compensation expense for such stock-based awards where the exercise prices are equal to or greater than the fair value of the Company's common stock on the date of the grant. The Company has recorded deferred stock compensation related to certain stock options which were granted with exercise prices below estimated fair value, restricted stock and rights to acquire restricted stock (see Note 6). In accordance with APB No. 25, deferred compensation is included as a reduction of stockholders' equity and is being amortized to expense on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation No. 28 over the vesting period of the options, restricted stock and rights to acquire restricted stock.

Comprehensive Income (Loss)

        SFAS No. 130, Reporting Comprehensive Income, requires the Company to report in the consolidated financial statements, in addition to net income, comprehensive income (loss) and its components including foreign currency items and unrealized gains and losses on certain investments in debt and equity securities. For the three years in the period ended December 31, 2003, the Company has disclosed comprehensive income (loss) in its consolidated statements of stockholders' equity. The accumulated balances for each item included in accumulated other comprehensive income (loss) is as follows:

	December 31,
	2003	2002
Foreign currency translation adjustment	$1,359,918	$541,960
Unrealized (loss) gain on investments	(387,948)	343,525

Accumulated other comprehensive income	$971,970	$885,485

Net Income (Loss) Per Share

        Basic and diluted net income (loss) per share is presented in conformity with SFAS No. 128, Earnings per Share. In accordance with SFAS No. 128, basic net income (loss) per share has been computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net income (loss) per share has been computed by dividing net income (loss) by the weighted-average number of common and common stock equivalent shares outstanding during the period calculated using the treasury stock method, less shares subject to repurchase. Common equivalent shares, composed of outstanding stock options and warrants, are included in diluted net income (loss) per share to the extent these shares are dilutive. The computations for basic and diluted earnings per share are as follows:

	Income (Numerator)	Shares (Denominator)	Earnings Per Share
Year Ended December 31, 2003
Basic earnings per share:
Net income	$1,058,913	24,343,721	$0.04
Diluted earnings per share:
Dilutive stock options	—	633,426	—
Contingently issuable restricted stock	—	99,658	—

Net income plus assumed conversions	$1,058,913	25,076,805	$0.04

        The total number of shares issuable upon exercise of stock options and warrants excluded from the calculation of diluted earnings per share since they are anti-dilutive were 1,845,012, 1,446,534 and 609,632 in 2003, 2002 and 2001, respectively.

        Pro forma information regarding net income or loss is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for option grants:

	Years Ended December 31,
	2003	2002	2001
Risk-free interest rate	3.5%	4.5%	5.0%
Dividend yield	0%	0%	0%
Volatility factor	87%	97%	70%
Weighted average life in years	6.7	6.6	5.0

        For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company's adjusted pro forma information is as follows:

	Years Ended December 31,
	2003	2002	2001
Net income (loss), as reported	$1,058,913	$(62,112,842)	$(11,148,230)
Deduct: Total stock-based compensation expense determined under fair value based method	(2,979,216)	(2,989,299)	(1,564,977)

Pro forma net loss	$(1,920,303)	$(65,102,141)	$(12,713,207)

Earnings Per Share:
Basic and diluted—as reported	$0.04	$(2.55)	$(.46)

Basic and diluted—pro forma	$(0.08)	$(2.68)	$(.53)

Segment Reporting

        The Company considers its operations to be a single reportable segment.

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

Recently Issued Accounting Standards

        In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). This Interpretation provides guidance on the identification of variable interest entities (VIE) for which control is achieved through means other than through voting rights and how to determine when and which business enterprises should consolidate VIEs. The entity identified as the VIE's primary beneficiary is required to consolidate the VIE. Effective October 9, 2003, the FASB issued a Staff Position deferring the effective date for applying the provisions of FIN 46 for VIEs created before February 1, 2003. The new application date is the first interim or annual period ending after December 15, 2003. The Company has not identified any entity that would require consolidation. The maximum exposure to losses related to any entity that is determined to be a VIE is limited to the carrying amount of the investment in the entity.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. This statement amends SFAS No. 123, Accounting for Stock Based Compensation, to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The disclosure provisions became effective for the year ended December 31, 2002. The Company has currently chosen not to adopt the voluntary change to the fair value based method of accounting for stock- based employee compensation. If the Company should choose to adopt such a method, its implementation pursuant to SFAS No. 148 could have a material effect on the Company's financial position and results of operations.

        In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial reporting for derivative instruments and for hedging activities accounted for under SFAS No. 133 and is effective for contracts entered into or modified, and for hedges designated, after June 30, 2003. Adoption of this standard is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 requires that certain financial instruments issued in the form of shares that are mandatorily redeemable as well as certain other financial instruments be classified as liabilities in the financial statements. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this standard is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

        In May 2003, the EITF clarified Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Issue 00-21 addresses a model to be used, in the context of a multiple-deliverable revenue arrangement, in determining (a) how the arrangement consideration should be measured, (b) whether the arrangement should be divided into separate units of accounting, and, if so, (c) how the arrangement consideration should be allocated to the separate units of accounting. Issue 00-21 is effective for revenue arrangements entered into in fiscal periods (annual or interim) beginning after June 15, 2003, with earlier adoption permitted. Adoption of this standard is not expected to have a material impact on our financial position, results of operations or cash flows.

Foreign Currency Translation

        The financial statements of DPI AG are measured using the local currency, the Swiss Franc, as the functional currency. DPI AG accounts are translated from their local currency to the U.S. dollar using the current exchange rate in effect at the balance sheet date for the balance sheet accounts, and using the average exchange rate during the period for revenues and expense accounts. The effects of translation for DPI AG are recorded as a separate component of stockholders' equity (accumulated other comprehensive income (loss)). DPI AG conducts its business with customers in local currencies. Exchange gains and losses arising from these transactions are recorded using the actual exchange differences on the date the transaction is settled. The carrying value of net assets of DPI AG at December 31, 2003 totaled $76,739.

        The financial statements of DPI LLC are measured using the local currency, the Japanese Yen, as the functional currency. DPI LLC accounts are translated from their local currency to the U.S. dollar using the current exchange rate in effect at the balance sheet date for the balance sheet accounts, and using the average exchange rate during the period for revenues and expense accounts. The effects of translation for DPI LLC are recorded as a separate component of stockholders' equity (accumulated other comprehensive income (loss)). DPI LLC conducts its business in local currencies. Exchange gains and losses arising from these transactions are recorded using the actual exchange differences on the date the transaction is settled. The carrying value of net assets of DPI LLC at December 31, 2003 totaled $1,947.

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

4. Restructuring Accrual

        In April 2003, the Company announced that it would consolidate its domestic chemistry facilities into two centers of excellence: in South San Francisco for primary screening library design and synthesis programs and in San Diego for lead optimization and medicinal chemistry projects. At the same time, the Company announced its plans to establish new offshore chemistry capabilities to take advantage of lower cost structures. These actions resulted in the closure of its Tucson facility. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, severance and retention bonuses for involuntary employee terminations and the costs to exit certain contractual and lease obligations were accrued as of the restructuring date. Moving, relocation and other costs related to consolidation of facilities are expensed as incurred. The charges are comprised of the following for the year ended December 31, 2003:

Severance and Retention Bonuses for Involuntary Employee Terminations	$375,599
Costs to Exit Certain Contractual and Lease Obligations	919,171
Moving, Relocation and Other Costs Related to Consolidation of Facilities	578,216

Total Restructuring Expense	$1,872,986

        Under the restructuring plan 28 employees were involuntarily terminated, including scientific and administrative staff.

        The following table summarizes the activity and balances of the restructuring reserve:

	Severance and Retention Bonuses for Involuntary Employee Terminations	Costs to Exit Certain Contractual and Lease Obligations	Moving, Relocation and Other Costs Related to Consolidation of Facilities	Total
Balance at December 31, 2002	$—	$—	$—	$—
Reserve Established	375,599	919,171	578,216	1,872,986
Utilization of reserve:
Payments	(375,599)	(175,030)	(578,216)	(1,128,845)

Balance at December 31, 2003	$—	$744,141	$—	$744,141

        The Company expects to complete the utilization of the reserve related to this restructuring by July 2005.

5. Commitments

Leases

        The Company leases certain buildings under operating leases, which expire at varying dates through January 2008. The operating lease related to the Company's corporate headquarters allows the Company to renew for two additional five-year periods. Rent expense was $2,495,943, $2,265,926, and $1,909,075 for the years ended December 31, 2003, 2002, and 2001, respectively.

        Annual future minimum lease obligations under the Company's operating leases as of December 31, 2003 are as follows:

Operating Leases
2004	$2,478,144
2005	2,532,563
2006	2,335,909
2007	1,873,501
2008	1,293,485
Thereafter	—

Total minimum lease payments	$10,513,602

        At December 31, 2003, there were no assets under capital leases. At December 31, 2002, cost and accumulated amortization of property and equipment under capital leases was $3,500,757 and $1,954,502, respectively.

Restricted Cash

        The Company has restricted cash of $1,196,672 and $930,598 as of December 31, 2003 and 2002, respectively, collateralizing obligations under lease and line of credit agreements.

6. Stockholders' Equity

Common Stock

        On July 27, 2000, the Company sold 5,000,000 shares of common stock at $18.00 per share through an Initial Public Offering. On August 27, 2000, the underwriters exercised their option to acquire an additional 750,000 shares, also at $18.00 per share.

        On October 4, 2001, the Company's Board of Directors authorized a Stock Repurchase Plan, whereby the Company was authorized to repurchase up to 2,000,000 shares of the Company's common stock at no more than $3.50 per share. In October 2001, the Company purchased 35,000 shares of its common stock for a total of $119,250 pursuant to its Stock Repurchase Plan. In February 2003, an additional 115,000 shares were purchased for a total of $289,000. In July 2003, the Company accepted 66,886 shares of the Company's common stock in lieu of cash from former employees in payment of obligations to the Company totaling $367,200.

Stock Options

        In November 1995, the Company adopted the 1995 Stock Option/Stock Issuance Plan, under which 2,350,000 shares of common stock were reserved for issuance of stock and stock options granted by the Company. In July 2000, the Company adopted the 2000 Stock Incentive Plan (the "Plan") as the successor plan to the 1995 Stock Option/Stock Issuance Plan. 3,300,000 shares of common stock were reserved under the Plan, including shares rolled over from its 1995 Plan. The Plan provides for the grant of incentive and nonstatutory options. The exercise price of options must equal at least the fair value on the date of grant. The options generally vest over a four-year period. Options granted prior to January 1, 2003 are exercisable immediately, subject to the Company's right of repurchase. Options granted after January 1, 2003 are exercisable as the options vest. All options expire no later than ten years after the date of grant.

        A summary of the Company's stock option activity and related information is as follows:

	Years Ended December 31,
	2003		2002		2001
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at beginning of period	3,537,445	$5.44	2,786,813	$5.91	2,086,842	$5.44
Granted	497,450	3.73	1,316,151	4.80	1,709,821	6.15
Exercised	(263,873)	2.23	(112,675)	1.48	(329,694)	1.17
Forfeited	(382,119)	6.50	(452,844)	7.20	(680,156)	1.53

Outstanding at end of period	3,388,903	$5.34	3,537,445	$5.44	2,786,813	$5.91

Exercisable	3,001,377	$5.53	3,458,589	$5.44	2,732,583	$5.87

        Following is a further breakdown of the options outstanding as of December 31, 2003:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$ 0.20 - 1.50	149,750	4.3	$0.68	149,750	$0.68
$ 1.51 - 6.56	2,701,818	7.9	$4.44	2,315,376	$4.53
$ 6.57 - 12.00	411,750	5.5	$8.61	410,666	$8.61
$12.01 - 25.00	125,585	6.6	$19.41	125,585	$19.41

	3,388,903			3,001,377

        Exercise prices for options outstanding as of December 31, 2003 ranged from $0.20 to $25.00 per share. The weighted-average remaining contractual life of those options is approximately 7.5 years. The weighted-average fair value of the options granted in 2003, 2002 and 2001 is $2.97, $3.27 and $5.34 per share, respectively.

        At December 31, 2003, options for 316,682 shares were available for future grant.

Employee Stock Purchase Plan

        In June 2000, the Board of Directors and stockholders adopted the Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during defined offering periods. The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. In addition, the Purchase Plan provides for annual increases of shares available for issuance under the Purchase Plan beginning with fiscal 2001. Employee participation in the Purchase Plan commenced August 1, 2002. As of December 31, 2003 a total of 1,284,715 shares of the Company's common stock were reserved for future issuance under the Purchase Plan. Pursuant to the Purchase Plan, the participating employees purchased 53,753 shares of the Company's common stock during 2003.

Deferred Stock Compensation

        In conjunction with the Company's initial public offering completed in July 2000, the Company recorded deferred stock compensation totaling approximately $2.7 million and $1.0 million during the years ended December 31, 2000 and 1999, respectively, representing the difference at the date of grant between the exercise or purchase price and estimated fair value of the Company's common stock as estimated by the Company's management. Additionally, in August 2003, awards of 52,500 shares and rights to acquire 190,000 shares of restricted stock were awarded pursuant to the Company's 2000 Stock Incentive Plan to certain of the Company's key employees resulting in an increase in deferred compensation of $1.3 million. The restricted stock and rights to acquire restricted stock vest in annual installments over a four-year period. In accordance with APB No. 25, deferred compensation is included as a reduction of stockholders' equity and is being amortized to expense on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation No. 28 over the vesting period of the options, restricted stock and rights to acquire restricted stock. During the years ended December 31, 2003, 2002 and 2001, the Company recorded amortization of stock-based compensation expense of approximately $515,229, $622,738 and $1,074,277, respectively.

Stockholder Rights Agreement

        On February 13, 2003, the Company's Board of Directors adopted a Rights Agreement (the "Agreement"). The Agreement provides for a dividend distribution of one preferred share purchase right for each outstanding share of the Company's common stock held of record at the close of business on February 24, 2003. The rights are not currently exercisable. Under certain conditions involving an acquisition or proposed acquisition by any person or group holding 15 percent or more of the Company's outstanding common stock, the rights permit the holders to purchase from the Company one unit consisting of one-thousandth of a share of the Company's Series A junior participating preferred stock at a price of $19.00 per unit, subject to adjustment. Under certain conditions, the rights may be redeemed by the Company's Board of Directors in whole, but not in part, at a price of $0.01 per right.

Warrants

        In connection with the acquisition of AAT in 2000, the Company issued warrants exercisable through May 5, 2005 to purchase a total of 200,000 shares of common stock at a purchase price of $8.00 per share. None of these warrants have been exercised through December 31, 2003.

Common Shares Reserved For Future Issuance

        At December 31, 2003 common shares reserved for future issuance consist of the following:

Stock options	3,705,585
Employee stock purchase plan	1,284,715
Warrants	200,000

5,190,300

7. Income Taxes

        At December 31, 2003, the Company had federal and California income tax net operating loss carryforwards of approximately $21,802,933 and $14,523,397 respectively. It is likely that Section 382 of the Internal Revenue Code will substantially limit utilization of the net operating loss carryforwards, however, the Company has not yet quantified the extent of the limitation. The difference between the federal and California tax net operating loss carryforwards is primarily attributable to the capitalization of research and development expenses and the percentage limitation on the carryover of net operating losses for California income tax purposes.

        The federal and California tax loss carryforwards will begin to expire in 2010 and 2005, respectively, unless previously utilized. The Company also has federal and California research tax credit carryforwards of approximately $2,658,670 and $1,360,654, respectively. The federal research tax credit carryforwards will begin to expire in 2011 unless previously utilized. The California research tax credits will carry forward indefinitely. As of December 31, 2003, the Company had approximately $36.8 million in tax-deductible goodwill and other intangibles related to the purchase of Axys Advanced Technologies in May 2000. The majority of this amount is amortized over a 15-year period for tax purposes.

        Significant components of the Company's deferred tax assets are shown below. A valuation allowance of $33,931,324 has been recognized to offset the deferred tax assets as realization of such assets is uncertain.

	December 31,
	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$8,466,143	$7,716,190
Research and development credits	3,569,637	3,120,029
Capitalized research and development expenses	241,599	133,594
Intangible assets	15,455,336	16,830,156
Inventory reserves	5,210,973	7,678,950
Other, net	1,718,994	1,697,487

Total deferred tax assets	34,662,682	37,176,406
Valuation allowance for deferred tax assets	(33,931,324)	(36,337,403)

Net deferred tax assets	731,358	839,003
Deferred tax liabilities:
Acquisitions	(731,358)	(839,003)

Net deferred tax assets	$—	$—

8. Retirement Plan

        In 1996, the Company established a 401(k) plan covering substantially all domestic employees. The Company pays all administrative fees of the plan. The plan contains provisions allowing for the Board of Directors to declare a discretionary match. In 2001, the Board of Directors declared a matching contribution equal to 50% of the first 6% deferred by the employee up to a maximum of $2,000. Accordingly, there was an accrual of $225,000 as of December 31, 2001, which was paid in January 2002. There were no matching contributions declared by the Board of Directors for the year ended December 31, 2002. In 2003, the Board of Directors authorized a matching contribution equal to 50% of the first 6% deferred by the employee with no limitations to be awarded annually unless rescinded by a future decision by the Board of Directors. There was an accrual of $327,387 as of December 31, 2003 which was paid in January 2004.

9. Significant Customers, Suppliers and Foreign Operations

        Most of the Company's operations and long-lived assets are based in the United States. DPI AG, located near Basel, Switzerland, had long-lived assets totaling $2,862,362, and $3,407,801 at December 31, 2003 and 2002, respectively.

        The geographic breakdown of our revenues for the years ended December 31, 2003, 2002 and 2001 are as follows:

	2003	2002	2001
United States	80%	67%	62%
Foreign Countries	20%	33%	38%

	100%	100%	100%

        Major customers are defined as those responsible for 10% or more of revenues and have historically included collaborative partners, pharmaceutical and biopharmaceutical companies. In 2003 and 2002, 62% and 41% of the Company's revenue, respectively, came from Pfizer, Inc. There were no customers that constituted 10% or more of 2001 revenues.

        In February 2004, we entered into a broadened collaboration agreement with Pfizer that replaces our existing collaboration with Pfizer that we entered into in December 2001. Under this agreement, we collaborate with Pfizer to design and develop custom libraries of drug-like compounds that are owned by and exclusive to Pfizer. We manufacture and purify the compounds to high purity standards using, among other methods, our proprietary ARW purification technology. The agreement has a two-year term, however, Pfizer has a contractual right to terminate the contract, with or without cause, upon six months notice after January 5, 2005. In such event, Pfizer will retain exclusive rights to the libraries of compounds that we have delivered to Pfizer, and will be obligated to pay us for the minimum contracted compound libraries and manufacturing and purification services during the notice period. In addition, either party may terminate the agreement upon the material, uncured breach of the other party, and Pfizer may terminate the agreement if we are acquired by a third party or in the event of a change in control of the Company. The estimated potential value of this 2-year collaboration may reach $46 million, making it material to our annual revenues for 2004 and 2005. Achieving the full amount is, in effect, subject to Pfizer not terminating the agreement.

        The Company depends on sole source suppliers for the mesh component of its reactors, the RF tags used in its commercial products and the two dimensional bar code tags used in its NanoKan reactors.

10. Related Party Transactions

        In June 2002, the Company hired Taylor J. Crouch and in July 2002 he was appointed its President and Chief Operating Officer. In connection with Mr. Crouch's employment offer, the Company agreed to assist him in his relocation from Massachusetts to California. On July 29, 2002, we loaned Mr. Crouch $300,000 against his full recourse non-interest bearing promissory note.

        On April 28, 2000, the Company acquired Axys Advanced Technologies, Inc. ("AAT") from Axys Pharmaceuticals. Axys Pharmaceuticals owned 10,000,000 shares of the 10,006,250 issued and outstanding shares of common stock of AAT, and received 7,425,000 shares of our common stock, a promissory note in the principal amount of $550,000 and $50,000 in cash as merger consideration. The promissory note was paid in full in August 2000. In connection with this merger, the Company also issued a warrant to Axys Pharmaceuticals to purchase 200,000 shares of its common stock at a per-share price of $8.00. In November 2001, the Celera Genomics group of Applera Corporation acquired Axys Pharmaceuticals.

        At the time the Company acquired AAT, the Company entered into a Compound Supply Agreement with Axys Pharmaceuticals pursuant to which the Company provided combinatorial chemistry products and services to Axys Pharmaceuticals. In the years ended December 31, 2003, 2002 and 2001, the Company reported revenue from Axys Pharmaceuticals of $0, $366,425 and $1,306,456, respectively, under this agreement.

        Additionally, the Company subleased its facility in South San Francisco, California from Axys Pharmaceuticals until November 2003. In the fiscal years ended December 31, 2003, 2002 and 2001, the Company paid Axys Pharmaceuticals a total of $787,194, $724,226 and $949,525, respectively, under this agreement.

11. Quarterly Financial Data (Unaudited)

        The following financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods.

Summarized quarterly data for fiscal 2003 and 2002 are as follows (in thousands, except per share data):

	2003 Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31
Revenues	$12,703	$11,248	$11,409	$14,466
Cost of revenues	9,107	7,257	6,882	8,423

Gross margin	$3,596	$3,991	$4,527	$6,043

Income (loss) from operations(1)	$(266)	$(1,704)	$106	$1,115

Net income (loss)	$277	$(1,261)	$545	$1,497

Net income (loss) per share, basic and diluted(2)	$.01	$(0.05)	$0.02	$0.06

	2002 Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31
Revenues	$10,020	$8,395	$10,544	$12,355
Cost of revenues	5,921	13,528	6,976	9,063

Gross margin	$4,099	$(5,133)	$3,568	$3,292

Loss from operations(3)	$(1,308)	$(10,253)	$(1,395)	$(51,424)

Net loss	$(764)	$(9,663)	$(808)	$(50,877)

Net loss per share, basic and diluted(2)	$(0.03)	$(0.40)	$(0.03)	$(2.09)

(1)
Loss from operations for the three months ended June 30, 2003 reflects the charge for restructuring costs of $1.6 million. Loss from operations for the three months ended September 30, 2003 reflects additional restructuring costs of $315,000.

(2)
Net loss per share is calculated independently for each of the quarters presented. Therefore, the sum of the quarterly net loss per share will not necessarily equal the total for the year.

(3)
Loss from operations for the three months ended December 31, 2002 reflects the charge for impairment of goodwill and other intangible assets of $51.1 million. Loss from operations for the three months ended June 30, 2002 reflects charges related to provisions for discontinued products including an anticipated contract loss totaling $7.3 million.

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Company's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9a. Controls and Procedures
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K