Form 10-Q
period 2004-03-31
DISCOVERY PARTNERS INTERNATIONAL INC
filed 2004-05-07
CIK 1113148

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

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

Yes  ☒   No  ☐

As of May 5, 2004 a total of 24,658,496 shares of the Registrant’s Common Stock, $0.001 par value, were issued and outstanding.

DISCOVERY PARTNERS INTERNATIONAL, INC.

FORM 10-Q

DISCOVERY PARTNERS INTERNATIONAL, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Discovery Partners International, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,747,512	$7,846,026
Short-term investments	66,966,390	64,728,243
Accounts receivable, net	9,576,405	11,874,784
Inventories, net	5,202,899	4,148,230
Prepaid and other current assets	1,556,812	1,583,262
Total current assets	89,050,018	90,180,545
Restricted cash	1,046,508	1,196,672
Property and equipment, net	7,886,768	8,408,028
Prepaid royalty, net	5,732,911	6,034,643
Patent and license rights, net	2,530,289	2,620,839
Other assets, net	694,504	743,275
Total assets	$106,940,998	$109,184,002
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,183,211	$1,880,553
Accrued compensation	1,590,479	3,908,475
Restructuring accrual	640,622	744,141
Deferred revenue	3,124,829	4,305,936
Total current liabilities	7,539,141	10,839,105

Deferred rent	119,273	97,964
Stockholders’ equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2004 and December 31, 2003	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 24,857,939 and 24,744,831 issued and outstanding at March 31, 2004 and December 31, 2003, respectively	24,858	24,745
Common stock issuable	1,026,000	1,026,000
Treasury stock, at cost, 216,886 shares at March 31, 2004 and December 31, 2003	(775,451)	(775,451)
Additional paid-in capital	201,980,633	201,685,793
Deferred compensation	(884,959)	(1,054,797)
Accumulated other comprehensive income	497,316	971,970
Accumulated deficit	(102,585,813)	(103,631,327)

Total stockholders’ equity	99,282,584	98,246,933

Total liabilities and stockholders’ equity	$106,940,998	$109,184,002

See accompanying notes

Discovery Partners International, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31, 2004	March 31, 2003

Revenues:
Services	$10,271,304	$11,952,738
Products	1,536,046	750,482
Total revenues	11,807,350	12,703,220
Cost of revenues:
Services	5,460,840	8,451,833
Products	1,089,994	654,969
Total cost of revenues	6,550,834	9,106,802
Gross margin	5,256,516	3,596,418
Operating expenses:
Research and development	893,424	704,207
Selling, general and administrative	3,562,276	3,073,498
Amortization of stock-based compensation	169,838	84,628
Total operating expenses	4,625,538	3,862,333
Income (loss) from operations	630,978	(265,915)
Interest income, net	343,965	545,290
Foreign currency transaction gains (losses), net	48,403	(1,869)
Other income, net	22,168	—
Net income	$1,045,514	$277,506
Net income per share, basic	$0.04	$0.01
Weighted average shares outstanding, basic	24,533,395	24,323,016
Net income per share, diluted	$0.04	$0.01
Weighted average shares outstanding, diluted	25,612,959	24,501,486

The composition of stock-based compensation is as follows:
Cost of revenues	$188	$1,238
Research and development	5,478	40,517
Selling, general and administrative	164,172	42,873
	$169,838	$84,628

See accompanying notes

Discovery Partners International, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months ended
	March 31, 2004	March 31, 2003

OPERATING ACTIVITIES
Net income	$1,045,514	$277,506
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,366,085	1,310,398
Amortization of stock-based compensation	169,838	84,628
Change in operating assets and liabilities:
Accounts receivable	2,225,864	(382,679)
Inventories	(1,060,208)	2,114,267
Other current assets	19,286	116,608
Accounts payable, accrued compensation and accrued expenses	(2,340,475)	(669,170)
Restructuring accrual	(103,519)	—
Contract loss accrual	—	(837,522)
Deferred revenue	(1,098,420)	1,334,303
Deferred rent	21,308	(360)
Restricted cash	150,164	(1,081)
Net cash provided by operating activities	395,437	3,346,898
INVESTING ACTIVITIES
Purchases of property and equipment	(426,744)	(631,963)
Other assets	(20,948)	119,025
Purchase of patents, license rights and prepaid royalties	(46,163)	(2,075,773)
Proceeds from sales and maturity of short-term investments	10,684,854	(17,686,150)
Purchases of short-term investments	(12,938,837)	16,147,321
Net cash used in investing activities	(2,747,838)	(4,127,540)
FINANCING ACTIVITIES
Principal payments on capital leases and line of credit, net	—	(252,607)
Issuance of common stock, net of purchases	294,953	63,369
Purchase of treasury stock	—	(289,000)
Net cash provided by (used in) financing activities	294,953	(478,238)
Effect of exchange rate changes	(41,066)	(213,030)
Net decrease in cash and cash equivalents	(2,098,514)	(1,471,910)
Cash and cash equivalents at beginning of period	7,846,026	8,309,269
Cash and cash equivalents at end of period	$5,747,512	$6,837,359
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Unrealized loss on investments	$15,836	$216,281
Interest paid	$—	$19,824

See accompanying notes

DISCOVERY PARTNERS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

MARCH 31, 2004

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. The condensed consolidated balance sheet as of March 31, 2004, condensed consolidated statements of operations for the three months ended March 31, 2004 and 2003, and the condensed consolidated statements of cash flows for the three months ended March 31, 2004 and 2003 are unaudited, but include all adjustments (consisting of normal recurring adjustments), which Discovery Partners International, Inc. (the Company) considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2004 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2003 included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

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

2. Net Income Per Share

Basic and diluted net income per share is presented in conformity with SFAS No. 128, Earnings per Share. In accordance with SFAS No. 128, basic net income per share has been computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net income per share has been computed by dividing net income by the weighted-average number of common shares outstanding and common stock equivalent shares outstanding during the period calculated using the treasury stock method, less shares subject to repurchase. Common equivalent shares, composed of outstanding stock options and warrants, are included in diluted net income per share to the extent these shares are dilutive. The computations for basic and diluted earnings per share are as follows:

	Income (Numerator)	Shares (Denominator)	Earnings Per Share
Three Months Ended March 31, 2004

Basic earnings per share:
Net income	$1,045,514	24,533,395	$0.04
Diluted earnings per share:
Dilutive stock options	—	837,064	—
Contingently issuable restricted stock	—	242,500	—
Net income plus assumed conversions	$1,045,514	25,612,959	$0.04

Three Months Ended March 31, 2003

Basic earnings per share:
Net income	$277,506	24,323,016	$0.01
Diluted earnings per share:
Dilutive stock options	—	178,470	—
Net income plus assumed conversions	$277,506	24,501,486	$0.01

The total number of shares issuable upon exercise of stock options and warrants excluded from the calculation of diluted earnings per share since they are anti-dilutive were 798,688 and 3,248,873 for the three months ended March 31, 2004 and 2003, respectively.

3. Stock-Based Compensation

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation---Transition and Disclosure, the Company accounts for common stock options granted to employees and directors using the intrinsic value method and, thus, recognizes no compensation expense for such stock-based awards where the exercise prices are equal to or greater than the fair value of the Company’s common stock on the date of the grant. Pro forma information regarding net income or loss is required by SFAS No. 123 and SFAS No. 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for option grants:

	Three Months Ended March 31,
	2004	2003
Risk-free interest rate	3.5%	4.5%
Dividend yield	0%	0%
Volatility factor	87%	97%
Weighted average life in years	6.7	6.6

For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company’s adjusted pro forma information is as follows:

	Three Months Ended March 31,
	2004	2003
Net income, as reported	$1,045,514	$277,506
Deduct: Total stock-based compensation expense determined under fair value based method	(740,543)	(790,626)
Pro forma net income (loss)	$304,971	$(513,120)

Earnings (loss) per share:
Basic and diluted – as reported	$0.04	$0.01
Basic and diluted – pro forma	$0.01	$(0.02)

4. Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires the Company to report, in addition to net income, comprehensive income and its components. A summary follows:

	Three months ended
	March 31, 2004	March 31, 2003

Comprehensive income:
Foreign currency translation adjustment	$490,491	$80,373
Unrealized loss on investments	(15,836)	(216,281)
Net income	1,045,514	277,506
Comprehensive income	$1,520,169	$141,598

5. Inventory

Inventories are recorded at the lower of weighted average cost or market. Inventories consist of the following:

	March 31, 2004	December 31, 2003
Raw materials	$1,407,776	$1,712,503
Work-in-process	4,415,061	3,555,779
Finished goods	17,821,562	17,961,132
	23,644,399	23,229,414
Less reserves	(18,441,500)	(19,081,184)
	$5,202,899	$4,148,230

6. Prepaid Royalty, Patents and License Rights

Prepaid royalty, patents and license rights consist of the following:

	March 31, 2004			December 31, 2003
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Prepaid royalty	$6,034,643	$(301,732)	$5,732,911	$6,034,643	$—	$6,034,643
Patents	2,813,319	(754,600)	2,058,719	2,765,804	(685,945)	2,079,859
License rights	1,256,667	(785,097)	471,570	1,585,862	(1,044,882)	540,980
Other intangible assets	—	—	—	1,221,105	(1,221,105)	—

Total intangible assets	$10,104,629	$(1,841,429)	$8,263,200	$10,386,309	$(1,730,827)	$8,655,482

Amortization expense related to intangible assets was $439,796 and $192,404 for the three months ended March 31, 2004 and 2003, respectively. The Company began amortization in 2004 of the prepaid royalty of $6,034,643 for royalties the Company prepaid to Abbott Laboratories related to the µARCS screening technology.  This amortization is being recorded ratably over five years. The estimated amortization expense of all intangible assets for fiscal 2004 is approximately $1,260,025, and for each of the five succeeding years ending December 31 is as shown in the following table. Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, asset impairments and other factors.

2005	$1,586,020
2006	1,586,020
2007	1,586,020
2008	1,581,853
2009	663,262
Thereafter	—
$7,003,175

7. Deferred Stock Compensation

In conjunction with the Company’s initial public offering completed in July 2000, the Company recorded deferred stock compensation totaling approximately $2.7 million and $1.0 million during the years ended December 31, 2000 and 1999, respectively, representing the difference at the date of grant between the exercise or purchase price and estimated fair value of the Company’s common stock as estimated by the Company’s management. Additionally, in August 2003, awards of 52,500 shares and rights to acquire 190,000 shares of restricted stock were awarded pursuant to the Company’s 2000 Stock Incentive Plan to certain of the Company’s key employees resulting in an increase in deferred compensation of $1.3 million. The restricted stock and rights to acquire restricted stock vest in annual installments over a four-year period. In accordance with APB No. 25, deferred compensation is included as a reduction of stockholders’ equity and is being amortized to expense on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation No. 28 over the vesting period of the options, restricted stock and rights to acquire restricted stock. During the three months ended March 31, 2004 and 2003, the Company recorded amortization of stock-based compensation expense of $169,838 and $84,628, respectively.

8. Restructuring Accrual

In April 2003, the Company announced that it would consolidate its domestic chemistry facilities into two centers of excellence: in South San Francisco for primary screening library design and synthesis programs and in San Diego for lead optimization and medicinal chemistry projects. At the same time, the Company announced its plans to establish new offshore chemistry capabilities to take advantage of lower cost structures. These actions resulted in the closure of its Tucson facility. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, severance and retention bonuses for involuntary employee terminations and the costs to exit certain contractual and lease obligations were accrued as of the restructuring date. Moving, relocation and other costs related to consolidation of facilities were expensed as incurred.  Under the restructuring plan 28 employees were involuntarily terminated, including scientific and administrative staff.  Restructuring charges totaled $1,872,986 for the year ended December 31, 2003 and were comprised of the following:

Severance and Retention Bonuses for Involuntary Employee Terminations	$375,599
Costs to Exit Certain Contractual and Lease Obligations	919,171
Moving, Relocation and Other Costs Related to Consolidation of Facilities	578,216
Total Restructuring Expense	$1,872,986

There were no additional costs incurred in the three months ended March 31, 2004.

The following table summarizes the activity and balances of the restructuring reserve:

	Severance and Retention Bonuses for Involuntary Employee Terminations	Costs to Exit Certain Contractual and Lease Obligations	Moving, Relocation and Other Costs Related to Consolidation of Facilities	Total
Balance at December 31, 2002	$—	$—	$—	$—
Reserve Established	375,599	919,171	578,216	1,872,986
Utilization of reserve:
Payments	(375,599)	(175,030)	(578,216)	(1,128,845)

Balance at December 31, 2003	$—	$744,141	$—	$744,141
Utilization of reserve:
Payments	—	(103,519)	—	(103,519)

Balance at March 31, 2004	$—	$640,622	$—	$640,622

The Company expects to complete the utilization of the reserve related to this restructuring by July 2005.

9. Revenues by Product Category

The Company operates in one industry segment: the development, manufacture and marketing of products and services to make the drug discovery process more efficient, less expensive and more likely to generate a drug target. Such products and services include libraries of drug-like compounds, proprietary instruments, consumable supplies, drug discovery services, computational tools to generate compound libraries, and testing and screening services to optimize potential drugs. Additionally, the Company licenses proprietary gene profiling systems. Our products and services are complementary, and share the same customers, distribution and marketing strategies. In addition, in making operating and strategic decisions, the Company’s management evaluates revenues based on the worldwide revenues of each major product line and type of service, and profitability on an enterprise-wide basis. Revenue by product and service category is as follows:

	Three months ended
	March 31, 2004	March 31, 2003

Chemistry services	$7,389,785	$9,809,777
Screening services	2,039,174	1,314,101
Products	1,536,046	750,482
Other licenses and services	842,345	828,860
Total revenues	$11,807,350	$12,703,220

In the three months ended March 31, 2004 and 2003, 51% and 55%, respectively, of revenue came from the Company’s chemistry contracts with Pfizer.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

THIS FORM 10-Q CONTAINS CERTAIN STATEMENTS THAT ARE NOT STRICTLY HISTORICAL AND ARE “FORWARD-LOOKING” STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND INVOLVE A HIGH DEGREE OF RISK AND UNCERTAINTY. SUCH STATEMENTS INCLUDE BUT ARE NOT LIMITED TO STATEMENTS REGARDING OUR ESTIMATED FUTURE AMORTIZATION EXPENSE, EXPECTED FUTURE REVENUES UNDER OUR CHEMISTRY CONTRACT WITH PFIZER, THE ESTIMATED COSTS TO CLOSE OUR TUCSON FACILITY, OUR EXPECTED DEFERRED COMPENSATION EXPENSE FOR 2004, OUR CASH RESOURCES, OUR FUTURE CASH FLOWS, OUR FUTURE CAPITAL EXPENDITURES, OUR FUTURE DEBT LEVELS AND STATEMENTS ABOUT OUR EXPECTATIONS RELATED TO PROFITABILITY.  OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS DUE TO RISKS AND UNCERTAINTIES THAT EXIST IN OUR OPERATIONS, DEVELOPMENT EFFORTS AND BUSINESS ENVIRONMENT, INCLUDING THOSE DESCRIBED BELOW UNDER THE HEADING “RISKS AND UNCERTAINTIES” AND THOSE DESCRIBED IN OUR FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003 AND OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

The pharmaceutical and biopharmaceutical industries provide substantially all of our revenues.

In the first quarter of 2004, 51% of our revenue came from our combinatorial chemistry contract with Pfizer, and we anticipate that this contract will continue to provide for a significant percentage of our revenue throughout 2004 and 2005.

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

Revenue recognition.  Revenue is recognized as follows:

Product sales.  Revenue from product sales, which include the sale of instruments and related consumables, is recorded as products are shipped if the costs of such shipments can be reasonably estimated and if all the customer’s acceptance criteria have been met. Certain of our contracts for product sales include customer acceptance provisions that give our customers the right of replacement if the delivered product does not meet specified criteria; however, we have historically demonstrated that the products meet the specified criteria and the number of customers exercising their right of replacement has been insignificant and therefore, once we have completed our internal testing, we recognize revenue without providing for such contingency upon shipment.

Chemistry services.  Revenue from the sale of chemical compounds delivered under our chemistry collaborations is recorded as the compounds are shipped.  Revenue under chemistry service agreements that are compensated on a full-time equivalent, or FTE, basis is recognized on a monthly basis and is based upon the number of FTE employees that actually worked on each project and the agreed-upon rate per FTE per month.

Screening services.  High-throughput screening service revenues are recognized on a percentage-of-completion basis. Advances received under these high-throughput screening service agreements are initially recorded as deferred revenue, which is then recognized as costs are incurred over the term of the contract. Certain of these contracts may allow the customer the right to reject the work performed; however, we have no material history of such rejections and historically we have been able to recognize revenue without providing for such contingency.

Other licenses and services.  Other licenses and services revenue includes royalty revenue due to us under the Xenometrix patent licensing agreements, development contract revenue, product related services revenue and warranty services revenue related to our instrumentation sales.  Royalty revenue is recognized upon receipt of monies, provided we have no future obligation with respect to such payments.  Development contract revenues are recognized on a percentage-of-completion basis.  Product related service revenues are recognized when the performance of the service is complete.  Warranty services revenue is recognized ratably over the service period.

Integrated drug discovery collaborations may provide chemistry services revenue, screening services revenue and milestone payments and other revenues.  Revenue for each of these elements of such collaborations is recognized as described above.  Revenue from milestone payments would be recognized upon receipt of monies.

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

In February 2003, we entered into an agreement with GlaxoSmithKline, or GSK. In accordance with the agreement, we agreed to develop and supply to GSK two complete X-Kan Chemistry Synthesis Systems. X-Kans are chemical microreactors that combine the two-dimensional tagging features of the previously introduced NanoKan technology with an increased size and scale that are similar to the currently available MicroKan and MiniKan products. Revenue under this agreement is recognized on a percentage-of-completion basis, up to contractual limits and is included in other licenses and services revenue.

In July 2003, we entered into an agreement with Bruker AXS Inc. Under the terms of the agreement, we appointed Bruker AXS the worldwide distributor for our Crystal Farm line of protein crystallography products. In accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists, and due to the limited sales history we have with this product line, we defer the recognition of revenue until either Bruker AXS receives final acceptance or payment from the ultimate customer, or we receive final acceptance or payment from Bruker AXS.  Revenue from these sales is included in product sales.

Inventory.  Inventories are recorded at the lower of cost or market. We write-down our inventory for estimated obsolescence or non-marketability if there is an excess of cost of inventory over the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than we have projected, additional inventory write-downs may be required.  As of March 31, 2004, 95% of our inventory reserve is associated with our chemical compound finished goods inventory. A significant portion of our net inventory balance represents work-in-process related to two multi-year chemistry collaborations. Estimated losses on any deliverables are recorded when they become apparent. As of March 31, 2004, we have reserved approximately $373,000 against the work-in-process representing the anticipated losses on the sale of chemical compound libraries.

Long-lived assets.  In accounting for long-lived assets, we make estimates about the expected useful lives and the potential for impairment. Changes in the marketplace, technology or our operations could result in changes to these estimates. Our long-lived assets are evaluated for impairment when events and circumstances indicate that the assets may be impaired. If impairment is indicated, we reduce the carrying value of the asset to fair value. As of March 31, 2004, we have prepaid approximately $6.0 million to Abbott Laboratories for royalties related to the µARCS screening technology. This prepayment is carried on our balance sheet as long-term prepaid royalty.  In the first quarter of 2004 we began amortization of this asset using a five-year life as we have begun to derive value from the related technology.  This technology is currently being evaluated by several companies including a major pharmaceutical company and based on these ongoing evaluations and potential revenues from these and other potential customers, we believe that the carrying value of the asset is not impaired. If we are not successful in generating sufficient revenues in the future from this asset, we may be required to record impairment charges up to $5.7 million.

Results of Operations For The Three Months Ended March 31, 2004 and 2003

Revenue. Total revenues decreased 7%, or $896,000, from $12.7 million for the three months ended March 31, 2003 to $11.8 million for the three months ended March 31, 2004.  The decrease in revenue was primarily due to decreases in chemistry services revenue partially offset by increases in screening services revenue and instrumentation product revenue.  The decrease in chemistry services revenue was due to reductions in compound deliveries under two significant compound supply agreements as well as the absence of a contract termination fee earned in the first quarter of 2003.  The increase in instrumentation product revenue was due to the launch of the Crystal Farm product in 2003, which generated significantly more sales in the first quarter of 2004 compared to the first quarter of 2003.  In the first quarter of 2004 and 2003, 51% and 55%, respectively, of our revenue came from our chemistry contract with Pfizer, and we anticipate that this contract will continue to provide for a significant percentage of our revenue throughout 2004 and 2005.  However, Pfizer has the right to terminate the contract without cause after January 5, 2005 by giving six months’ notice.

Gross margin. Gross margin as a percentage of revenues increased from 28% for the three months ended March 31, 2003 to 44% for the three months ended March 31, 2004.  The increase in gross margin for the first quarter of 2004 is primarily due to improvement in gross margins on chemistry services, screening and instrumentation product revenues.  Gross margin as a percentage of chemistry services revenue increased primarily due to changes in our agreement with Pfizer.  Under our prior agreement with Pfizer, we were compensated separately for the development and delivery of the compounds, and accordingly, our development costs were expensed as incurred.  Under the amended agreement, we now bear the development risk of the compounds and are compensated upon delivery of the compounds.  A significant portion of the costs associated with the development of the compounds delivered to Pfizer in the first quarter of 2004 was expensed in prior periods in accordance with our accounting policies as applied to the prior agreement, improving our gross margin percentage in the first quarter of 2004 for these compounds.  We expect our gross margin as a percentage of chemistry services revenue to return to historical levels in future quarters since the cost of compounds to be delivered in the future will include all development costs.  Gross margins on screening revenue increased due to an increase in volume.  Gross margins on instrumentation product revenues increased due primarily to higher margins earned on new products compared to our historical product lines as well as a change in sales mix which included an increase in higher margin consumable sales in the first quarter of 2004 as compared to the first quarter of 2003.  These increases were partially offset by lower royalty revenue.

Research and development expenses. Research and development expenses consist primarily of salaries and benefits, supplies and expensed development materials, facilities costs and equipment depreciation. Research and development expenses increased 27%, or $189,000, from $704,000 for the three months ended March 31, 2003 to

$893,000 for the three months ended March 31, 2004. Research and development expenses increased primarily due to development activities associated with our Crystal Farm product offerings.

Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries and benefits for sales and marketing and administrative personnel, advertising and promotional expenses, professional services, and facilities costs. Selling, general and administrative expenses increased 16%, or $489,000, from $3.1 million for the three months ended March 31, 2003 to $3.6 million for the three months ended March 31, 2004 due primarily to an increase in business development activities and marketing expenses.  These increases were partially offset by savings resulting from the closure of our Tucson facility in April 2003.

 Stock-based compensation. During 1999 and 2000, we granted stock options with exercise prices that were less than the estimated fair value of the underlying shares of common stock on the date of grant.  Additionally, we awarded 52,500 shares of restricted stock and rights to acquire 190,000 shares of restricted stock in August 2003.  As a result, we have recorded deferred stock-based compensation to be amortized on an accelerated basis over the period that these options, restricted stock grants and rights to acquire restricted stock vest. The deferred stock-based compensation expense for the three months ended March 31, 2004 was approximately $170,000, compared to approximately $85,000 for the three months ended March 31, 2003.  We expect deferred compensation expense for 2004 to be approximately $750,000.

Interest income. Interest income, net, decreased 37%, or $201,000, from $545,000 for the three months ended March 31, 2003 to $344,000 for the three months ended March 31, 2004 due primarily to realized losses incurred in the first quarter of 2004 compared to realized gains in the first quarter of 2003, as well as lower U.S. interest rates.

Liquidity and Capital Resources

Since inception of the Company, we have funded our operations principally with $39.0 million of private equity financings and $94.7 million of net proceeds from our initial public offering in July 2000.

At March 31, 2004, cash and cash equivalents and short-term investments totaled approximately $72.7 million, compared to $72.6 million at December 31, 2003.

Operating Activities.  We rely on cash flows from operations to provide working capital for current and future operations. We believe we have sufficient cash resources to fund existing operations through 2005. Cash flows from operating activities totaled $395,000 and $3.3 million in the first quarter of 2004 and 2003, respectively.  The decrease in operating cash flows in 2004 compared to 2003 was primarily due to a significant increase in annual incentives paid in the first quarter of 2004 compared to 2003, a decrease in prepayments received from our customers and an increase in inventory offset by increases in accounts receivable collections.  We expect decreases in prepayments and, to the extent we are able to achieve our revenue goals for the remainder of 2004, increases in accounts receivable and inventory in 2004, which could negatively impact our cash flows from operations in the future.

Investing Activities.  Cash used in investing activities totaled $2.7 million in the first quarter of 2004 compared to $4.1 million in the first quarter of 2003. The decrease in cash used in investing activities is due primarily to a $2.0 million royalty prepayment made in the first quarter of 2003 as required under our exclusive µARCS license agreement with Abbott Laboratories, which we carry on the balance sheet as prepaid royalty.  No additional prepayments are required under this agreement.

We currently anticipate investing between approximately $2.0 million to $3.0 million during the remainder of 2004 for leasehold improvements and capital equipment necessary to support future revenue growth. Our actual future capital requirements will depend on a number of factors, including our success in increasing sales of both existing and new products and services, expenses associated with unforeseen litigation, regulatory changes, competition and technological developments, and potential future merger and acquisition activity as well as research and development spending.

Financing Activities.  Cash provided by financing activities totaled $295,000 in the first quarter of 2004 compared to cash used in financing activities in the first quarter of 2003 of $478,000. Historically, we have had debt obligations under lease and line of credit agreements. Net payments made under these agreements totaled $253,000 in the first quarter of 2003. As of March 31, 2004, we have no debt obligations.  Absent any significant merger and acquisition activity, we do not expect to incur debt in 2004.  Additionally, in the first quarter of 2004, we received $295,000 in proceeds from the issuance of common stock primarily related to stock option exercises as compared to $63,000 in the first quarter of 2003.

On October 4, 2001, our board of directors authorized a Stock Repurchase Plan, authorizing us to repurchase up to 2,000,000 shares of common stock at no more than $3.50 per share. In the first quarter of 2003, we purchased 115,000 shares under this Plan for $289,000.  No shares were repurchased in the first quarter of 2004.  We have the authority to purchase additional shares in the future.

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

We anticipate that a significant portion of our revenues for 2004 and 2005 will be derived from the chemistry collaboration we entered into with Pfizer originally in December 2001. In February 2004, the agreement with Pfizer was amended. Under this agreement, Pfizer has a contractual right to terminate the contract, with or without cause, upon six months notice after January 5, 2005. Either party may also terminate the agreement upon the material, uncured breach of the other party, and Pfizer may terminate the agreement if we are acquired by a third party or in the event of a change in control of our company. During the first quarter of 2004, revenue from Pfizer represented 51% of our total revenue. If our relationship with Pfizer or our contracts with other customers to whom we provide significant products or services are terminated, we will have substantial capacity available until we are able to find new customers for our products and services to utilize that capacity. We may be delayed in entering or not able to enter into contracts with new customers to utilize any available capacity. We will continue to bear the costs of that capacity until we are able to enter into contracts with customers for those products or services. Revenues with respect to those products and services may be delayed or we may not recognize revenues at all to the extent we are delayed in entering or not able to enter into contracts with new customers to utilize available capacity.

The drug discovery industry is highly competitive and subject to technological change, and we may not have the resources necessary to compete successfully.

We compete with companies in the United States and abroad that engage in the development and production of drug discovery products and services. These competitors include companies engaged in the following areas of drug discovery:

•                                          Assay development and screening;

•                                          Combinatorial chemistry instruments;

•                                          Crystallography incubation and imaging systems;

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

We have prepaid approximately $6.0 million to Abbott Laboratories for royalties related to the µARCS screening technology. This prepayment is carried on our balance sheet as prepaid royalty net of $0.3 million of accumulated amortization. If we are not successful in generating revenues in the future from this asset, we may be required to record impairment charges up to $5.7 million, which would materially impact our profitability.

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

We have incurred significant operating and net losses since our inception. As of March 31, 2004, we had an accumulated deficit of $102.6 million. Although we generated net income for the three months ended March 31, 2004 of $1.0 million and for the year ended December 31, 2003 of $1.1 million, we had net losses of $62.1 million and $11.1 million for the years ended December 31, 2002 and 2001, respectively. We may also in the future incur operating and net losses and negative cash flow from operations. We did not achieve operating profitability until the third quarter of 2003 and we may not be able to achieve or maintain profitability in any quarter in the future. Moreover, if we do achieve profitability, the level of any profitability cannot be predicted and may vary significantly from quarter to quarter.

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

To date, we are not aware of any of our customers having used any of our drug discovery products, services or technologies to develop a drug that ultimately has been approved by the Food and Drug Administration, and our customers may never do so. Whether our customers use our drug discovery products, services and technologies to develop any drugs that ultimately receive Food and Drug Administration approval will depend heavily on our scientific success and our customers’ scientific success, as well as on our customers’ ability to meet applicable Food and Drug Administration regulatory requirements. Our products, services and technologies may fail to assist our customers in achieving their drug discovery objectives, either on a timely basis or at all. For example, when our customers deliver proteins to us for assay development or chemistry library design ideas for chemical compound development and production, we may design assays or develop chemical compound libraries that fail to fully characterize the applicable protein’s or compound’s therapeutic potential, which could cause its further development to be delayed or abandoned. Additionally, our customers may not deliver to us proteins for assay development or chemistry library design ideas for chemical compound development and production that yield promising lead compounds for further development. Our customers may also lack the resources or experience or be otherwise unable to comply with the Food and Drug Administration’s clinical trial requirements. Certain of our competitors are able to claim that their drug discovery products or services have been used in developing drugs that received Food and Drug Administration approval. To the extent that potential customers consider demonstrated therapeutic success an important factor in selecting between us and our competitors, we may be competitively disadvantaged, which would negatively impact our ability to generate new business.

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

We recently entered into a research and development collaboration agreement under which we utilize scientists and equipment at a subcontractor’s facility located in India to take advantage of a lower cost structure. However, we may not be able to achieve or maintain a successful relationship in this offshore location or realize lower costs. Additionally, such offshore business could suffer due to the geographical, time and distance challenges as well as cultural difficulties of managing such an operation, which could cause delays, customer dissatisfaction or other issues.

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

A large portion of our revenues relies upon our and our customers’ scientific success. Our products, services and technologies may fail to assist our customers in achieving their drug discovery objectives, on a timely basis or at all. For example, when our customers deliver proteins to us for assay development or chemistry library design ideas for chemical compound development and production, we rely on our customers for timely delivery of those deliverables, and our customers rely on us for timely and effective assay design or compound library development and production that fulfills our scientific obligations to them. To the extent that either we experience delays or failures in receiving specific deliverables required for us to complete our objectives or we encounter delays in our ability to meet, or are unable to meet, our scientific obligations, we may be unable to receive and recognize revenues in accordance with our expectations.

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

In addition, price and volume fluctuations in the stock market in general, and the Nasdaq National Market and the market for technology companies in particular, have often been unrelated or disproportionate to the operating performance of those companies. Further, the market prices of securities of life sciences companies have been particularly volatile. Conditions or trends in the pharmaceutical and biopharmaceutical industries generally may cause further volatility in the trading price of our common stock, because the market may incorrectly perceive us as a pharmaceutical or biopharmaceutical company and our customers are pharmaceutical and biopharmaceutical companies. These broad market and industry factors may harm the market price of our common stock, regardless of our operating performance. In the past, plaintiffs have often instituted securities class action litigation following instances of volatility in the market price of a company’s securities. A securities class action suit against us could result in potential liabilities, substantial costs and the diversion of management’s attention and resources, regardless of whether we win or lose.

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

Our future success will depend to a significant extent on our ability to attract, retain and motivate highly skilled scientists and sales personnel. In addition, our business would be significantly harmed if we lost the services of Riccardo Pigliucci, our chief executive officer. We do not maintain life insurance on any of our officers. Our ability to maintain, expand or renew existing collaborations with our customers, enter into new collaborations and provide additional services to our existing customers depends, in large part, on our ability to hire and retain scientists with the skills necessary to keep pace with continuing changes in drug discovery technologies and sales personnel who are highly motivated. Additionally, it is difficult for us to find qualified sales personnel in light of the fact that our sales personnel generally hold PhD’s in scientific fields. Our U.S. employees are “at will,” which means that they may resign at any time, and we may dismiss them at any time (subject, in some cases, to severance payment obligations). We believe that there is a shortage of, and significant competition for, scientists with the skills and experience in the sciences necessary to perform the services we offer. We compete with pharmaceutical companies, biopharmaceutical companies, combinatorial chemistry companies, contract research companies and academic institutions for new personnel. If we do not attract new scientists or sales personnel or retain or motivate our existing personnel, we will not be able to grow.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Short-term investments.  Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments are and will be in short-term marketable securities, U.S. government securities and corporate bonds. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to our principal. The average maturity of our investment portfolio is six months. A 1% change in interest rates would have an effect of approximately $331,000 on the value of our portfolio.

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

The functional currency for our Discovery Partners International LLC (DPI LLC) group is the Japanese yen. DPI LLC accounts are translated from their local currency to the U.S. dollar using the current exchange rate in effect at the balance sheet date for the balance sheet accounts, and using the average exchange rate during the period for revenues and expense accounts. The effects of translation for our DPI LLC group are recorded as a separate component of stockholders’ equity (accumulated other comprehensive income (loss)). DPI LLC conducts its business in local currencies. Exchange gains and losses arising from these transactions are recorded using the actual exchange differences on the date the transaction is settled.

We have not in the past taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with DPI AG, DPI LLC or transactions with our worldwide customers, but anticipate that we could begin to hedge against foreign exchange transaction gains and losses resulting from non-Swiss franc invoices issued to customers by DPI AG in the future. A 10% change in the value of the Swiss franc and Japanese Yen, collectively, relative to the U.S. dollar throughout 2004 would have resulted in a 2% change in revenue for the three months ended March 31, 2004.

Inflation.  We do not believe that inflation has had a material impact on our business or operating results during the periods presented.

Item 4. Controls and Procedures

(a)  Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 31, 2004. Based on such evaluation, such officers have concluded that, as of March 31, 2004, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (and our consolidated subsidiaries) required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

The registration statement (File No. 333-36638) for our initial public offering was declared effective by the SEC on July 27, 2000. We received net proceeds from the offering of approximately $94.7 million. Through March 31, 2004, we had used approximately $17.0 million of the net proceeds for acquisitions of companies, $6.0 million for prepaid µARCS royalties, $10.8 million for capital expenditures and $1.1 million for costs associated with restructuring.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)                                  Exhibits:

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of the Company (1)
3.2	Bylaws of the Company (1)
4.1	Specimen common stock certificate (2)
4.2	Rights Agreement, dated as of February 13, 2003, including the form of Certificate of Designation, the form of Rights Certificate and the Summary of Rights (2)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)                            Incorporated by Reference to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on June 23, 2000

(2)                            Incorporated by Reference to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 26, 2000

(3)                            Incorporated by Reference to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2003

(b)                                 Reports on Form 8-K:

We filed a Current Report on Form 8-K on February 10, 2004 to furnish our financial results for the fourth quarter and year ended December 31, 2003, as reported in a press release dated February 10, 2004 and the script of the Chief Executive and Financial Officers’ comments from our fourth quarter and year end 2003 earnings conference call.

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

DISCOVERY PARTNERS INTERNATIONAL, INC.

Date: May 7, 2004	By:	/s/	Riccardo Pigliucci
Riccardo Pigliucci
Chief Executive Officer
(Duly Authorized Officer)

Date: May 7, 2004	By:	/s/	Craig Kussman
Craig Kussman
Chief Financial Officer,
Senior Vice President Finance
and Administration and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of the Company (1)
3.2	Bylaws of the Company (1)
4.1	Specimen common stock certificate (2)
4.2	Rights Agreement, dated as of February 13, 2003, including the form of Certificate of Designation, the form of Rights Certificate and the Summary of Rights (2)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)                                   Incorporated by Reference to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on June 23, 2000

(2)                                   Incorporated by Reference to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 26, 2000

(3)                                   Incorporated by Reference to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2003