Form 10-Q
period 2004-06-30
DISCOVERY PARTNERS INTERNATIONAL INC
filed 2004-08-06
CIK 1113148

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

Commission File Number 000-31141

DISCOVERY PARTNERS

INTERNATIONAL, INC.

(Exact Name of registrant as specified in its charter)

Delaware	33-0655706
(State or other jurisdiction of	(I.R.S. employer identification number)
incorporation or organization)

9640 Towne Centre Drive
San Diego, California 92121	(858) 455-8600
(Address of principal executive	(Registrant’s telephone number,
offices and zip code)	Including area code)

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

Yes  ☒   No  ☐

As of August 3, 2004 a total of 26,074,151 shares of the Registrant’s Common Stock, $0.001 par value, were issued and outstanding.

DISCOVERY PARTNERS INTERNATIONAL, INC.

FORM 10-Q

DISCOVERY PARTNERS INTERNATIONAL, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Discovery Partners International, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,783,232	$7,846,026
Short-term investments	71,072,601	64,728,243
Accounts receivable, net	12,319,724	11,874,784
Inventories, net	4,427,511	4,148,230
Prepaid and other current assets	1,896,831	1,583,262
Total current assets	96,499,899	90,180,545
Restricted cash	1,046,508	1,196,672
Property and equipment, net	7,802,127	8,408,028
Prepaid royalty, net	5,431,179	6,034,643
Patent and license rights, net	2,453,845	2,620,839
Other assets, net	601,580	743,275
Total assets	$113,835,138	$109,184,002
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,628,684	$1,880,553
Accrued compensation	2,024,296	3,908,475
Restructuring accrual	535,501	744,141
Deferred revenue	3,436,007	4,305,936
Total current liabilities	8,624,488	10,839,105
Deferred rent	134,125	97,964
Stockholders’ equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at June 30, 2004 and December 31, 2003	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 25,966,497 and 24,744,831 issued and outstanding at June 30, 2004 and December 31, 2003, respectively	25,966	24,745
Common stock issuable	1,026,000	1,026,000
Treasury stock, at cost, 216,886 shares at June 30, 2004 and December 31, 2003	(775,459)	(775,451)
Additional paid-in capital	207,090,354	201,685,793
Deferred compensation	(707,215)	(1,054,797)
Accumulated other comprehensive income	262,437	971,970
Accumulated deficit	(101,845,558)	(103,631,327)
Total stockholders’ equity	105,076,525	98,246,933
Total liabilities and stockholders’ equity	$113,835,138	$109,184,002

See accompanying notes

Discovery Partners International, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Revenues:
Services	$11,699,274	$10,768,053	$21,973,539	$22,733,628
Products	1,299,891	480,068	2,832,977	1,217,713
Total revenues	12,999,165	11,248,121	24,806,516	23,951,341
Cost of revenues:
Services	7,063,248	6,664,852	12,726,791	15,129,610
Products	743,854	591,955	1,631,145	1,233,999
Total cost of revenues	7,807,102	7,256,807	14,357,936	16,363,609
Gross margin	5,192,063	3,991,314	10,448,580	7,587,732
Operating expenses:
Research and development	899,694	662,953	1,793,118	1,367,161
Selling, general and administrative	3,596,485	3,399,586	7,158,760	6,473,082
Restructuring	—	1,557,562	—	1,557,562
Amortization of stock-based compensation	134,544	75,326	304,382	159,954
Total operating expenses	4,630,723	5,695,427	9,256,260	9,557,759
Income (loss) from operations	561,340	(1,704,113)	1,192,320	(1,970,027)
Interest income, net	295,580	447,793	633,408	993,083
Foreign currency transaction gains (losses), net	(96,940)	(4,756)	(48,537)	(6,625)
Other income (expense), net	(19,725)	—	8,578	—
Net income (loss)	$740,255	$(1,261,076)	$1,785,769	$(983,569)
Net income (loss) per share, basic	$0.03	$(0.05)	$0.07	$(0.04)
Weighted average shares outstanding, basic	25,168,680	24,297,508	24,851,022	24,310,262
Net income (loss) per share, diluted	$0.03	$(0.05)	$0.07	$(0.04)
Weighted average shares outstanding, diluted	26,031,368	24,297,508	25,877,632	24,310,262

The composition of stock-based compensation is as follows:
Cost of revenues	$45	$846	$233	$2,084
Research and development	675	31,073	6,153	71,590
Selling, general and administrative	133,824	43,407	297,996	86,280
	$134,544	$75,326	$304,382	$159,954

See accompanying notes

Discovery Partners International, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30, 2004	June 30, 2003

OPERATING ACTIVITIES
Net income (loss)	$1,785,769	$(983,569)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	2,778,985	2,496,986
Amortization of stock-based compensation	318,929	159,954
Restructuring expense	—	1,557,562
Realized (gain) loss on investments	102,619	(24,518)
Change in operating assets and liabilities:
Accounts receivable	(493,823)	58,074
Inventories	(380,364)	1,595,827
Other current assets	(318,379)	246,946
Accounts payable and accrued expenses	(1,461,013)	167,084
Restructuring accrual	(208,640)	(303,268)
Contract loss accrual	—	(837,522)
Deferred revenue	(806,924)	659,032
Deferred rent	36,161	(720)
Restricted cash	150,164	(1,081)
Net cash provided by operating activities	1,503,484	4,790,787
INVESTING ACTIVITIES
Purchases of property and equipment	(950,240)	(798,542)
Other assets	44,248	200,953
Purchase of patents, license rights and prepaid royalties	(65,465)	(2,092,194)
Proceeds from sales and maturity of short-term investments	23,842,133	30,171,190
Purchases of short-term investments	(30,875,502)	(34,913,881)
Net cash used in investing activities	(8,004,826)	(7,432,474)
FINANCING ACTIVITIES
Principal payments on capital leases and line of credit, net	—	(447,971)
Net proceeds from issuance of common stock	5,434,427	226,707
Purchase of treasury stock	—	(289,000)
Net cash provided by (used in) financing activities	5,434,427	(510,264)
Effect of exchange rate changes	4,121	(290,583)
Net decrease in cash and cash equivalents	(1,062,794)	(3,442,534)
Cash and cash equivalents at beginning of period	7,846,026	8,309,269
Cash and cash equivalents at end of period	$6,783,232	$4,866,735
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$29,291	$90,321
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized loss on investments	$303,623	$581,238

See accompanying notes

DISCOVERY PARTNERS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

JUNE 30, 2004

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. The condensed consolidated balance sheet as of June 30, 2004, condensed consolidated statements of operations for the three and six months ended June 30, 2004 and 2003, and the condensed consolidated statements of cash flows for the six months ended June 30, 2004 and 2003 are unaudited, but include all adjustments (consisting of normal recurring adjustments), which Discovery Partners International, Inc. (the Company) considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2004 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2003 included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

The consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries, Discovery Partners International AG (DPI AG), ChemRx Advanced Technologies, Inc., Xenometrix, Inc., Structural Proteomics, Inc., Discovery Partners International L.L.C. (DPI LLC), Systems Integration Drug Discovery Company, Inc. (substantially inactive) and Irori Europe, Ltd. (substantially inactive). All intercompany accounts and transactions have been eliminated.

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

2. Net Income Per Share

                Basic and diluted net income per share is presented in conformity with Statement of Financial Accounting Standard (SFAS) No. 128, Earnings per Share. In accordance with SFAS No. 128, basic net income per share has been computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. Diluted net income per share has been computed by dividing net income by the weighted-average number of common shares outstanding and common stock equivalent shares outstanding during the period calculated using the treasury stock method, less shares subject to repurchase. Common stock equivalent shares, composed of outstanding stock options and warrants, are included in diluted net income per share to the extent these shares are dilutive. The computations for basic and diluted earnings per share are as follows:

	Income (Numerator)	Shares (Denominator)	Earnings Per Share
Three Months Ended June 30, 2004
Basic earnings per share:
Net income	$740,255	25,168,680	$0.03
Diluted earnings per share:
Dilutive stock options	—	620,188	—
Contingently issuable restricted stock	—	242,500	—
Net income plus assumed conversions	$740,255	26,031,368	$0.03

Six Months Ended June 30, 2004
Basic earnings per share:
Net income	$1,785,769	24,851,022	$0.07
Diluted earnings per share:
Dilutive stock options	—	784,110	—
Common stock issuable	—	242,500	—
Net income plus assumed conversions	$1,785,769	25,877,632	$0.07

                The computations for basic and diluted earnings per share for the three and six months ended June 2003 are not shown herein as all common stock equivalent shares were antidilutive.  The total number of shares issuable upon exercise of stock options and warrants excluded from the calculation of diluted earnings per share since they are anti-dilutive were 1,964,656 and 1,367,336 for the three and six months ended June 30, 2004, respectively, and 2,582,550 and 2,700,924 for the three and six months ended June 30, 2004.

In July 2004, 400,000 restricted stock grants were awarded pursuant to the Company’s 2000 Stock Incentive Plan to certain of the Company’s key employees. The issuance of these shares would not have changed the results of earnings per share if the  shares were outstanding during the three and six months ended June 30, 2004.

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

	Three and Six Months Ended June 30,
	2004	2003
Risk-free interest rate	3.5%	4.5%
Dividend yield	0%	0%
Volatility factor	87%	97%
Weighted average life in years	6.7	6.6

                For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company’s adjusted pro forma information is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net Income (loss), as reported	$740,255	$(1,261,076)	$1,785,769	$(983,569)
Deduct: Total stock-based compensation expense determined under fair value based method	(725,558)	(755,063)	(1,451,864)	(1,540,527)
Pro forma net income (loss)	$14,697	$(2,016,139)	$333,905	$(2,524,096)

Earnings (loss) per share:
Basic and diluted — as reported	$0.03	$(0.05)	$0.07	$(0.04)
Basic and diluted — pro forma	$0.00	$(0.08)	$0.01	$(0.10)

4. Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, requires the Company to report, in addition to net income (loss), comprehensive income (loss) and its components. A summary follows:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Comprehensive income (loss):
Foreign currency translation adjustment	$(52,908)	$12,541	$405,910	$92,914
Unrealized gain (loss) on investments	287,787	(97,868)	303,623	(314,149)
Net income (loss).	740,255	(1,261,076)	1,785,769	(983,569)
Comprehensive income (loss)	$975,134	$(1,346,403)	$2,495,302	$(1,204,804)

5. Inventory

Inventories are recorded at the lower of weighted average cost or market. Inventories consist of the following:

	June 30, 2004	December 31, 2003
Raw materials	$1,493,749	$1,712,503
Work-in-process	3,957,997	3,555,779
Finished goods	17,544,350	17,961,132
	22,996,096	23,229,414
Less reserves	(18,568,585)	(19,081,184)
	$4,427,511	$4,148,230

6. Prepaid Royalty, Patents and License Rights

                Prepaid royalty, patents and license rights consist of the following:

	June 30, 2004			December 31, 2003
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Prepaid royalty	$6,034,643	$(603,464)	$5,431,179	$6,034,643	$	$6,034,643
Patents	2,832,620	(824,608)	2,008,012	2,765,804	(685,945)	2,079,859
License rights	1,256,667	(810,834)	445,833	1,585,862	(1,044,882)	540,980
Other intangible assets		—	—	1,221,105	(1,221,105)	—

Total intangible assets	$10,123,930	$(2,238,906)	$7,885,024	$10,386,309	$(1,730,827)	$8,655,482

                Amortization expense related to intangible assets was $397,478 and $837,274 for the three and six months ended June 30, 2004, respectively and $187,509 and $379,912 for the three and six months ended June 30, 2003, respectively. The Company began amortization in 2004 of the prepaid royalty of $6,034,643 for royalties the Company prepaid to Abbott Laboratories related to the µARCS screening technology.  This amortization is being recorded ratably over five years. The estimated amortization expense of intangible assets for the second half of fiscal 2004 is approximately $794,422 and for each of the five succeeding years ending December 31 is as shown in the following table. Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, asset impairments and other factors.

2005	$1,588,845
2006	1,588,845
2007	1,588,845
2008	1,584,678
2009	739,390
Thereafter	—
$7,090,603

7. Deferred Stock Compensation

                In conjunction with the Company’s initial public offering completed in July 2000, the Company recorded deferred stock compensation totaling approximately $2.7 million and $1.0 million during the years ended December 31, 2000 and 1999, respectively, representing the difference at the date of grant between the exercise or purchase price and estimated fair value of the Company’s common stock as estimated by the Company’s management. Additionally, in August 2003, awards of 52,500 shares and rights to acquire 190,000 shares of restricted stock were awarded pursuant to the Company’s 2000 Stock Incentive Plan to certain of the Company’s key employees resulting in an increase in deferred compensation of $1.3 million. The restricted stock and rights to acquire restricted stock vest in annual installments over a four-year period. In accordance with APB No. 25, deferred compensation is included as a reduction of stockholders’ equity and is being amortized to expense on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation No. 28 over the vesting period of the options, restricted stock and rights to acquire restricted stock. During the three and six months ended June 30, 2004 and 2003, the Company recorded amortization of stock-based compensation expense of $134,544 and $304,382, and $75,326 and $159,954 respectively.

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

Severance and Retention Bonuses for Involuntary Employee Terminations	$375,599
Costs to Exit Certain Contractual and Lease Obligations	919,171
Moving, Relocation and Other Costs Related to Consolidation of Facilities	578,216
Total Restructuring Expense	$1,872,986

There were no additional costs incurred in the three months ended June 30, 2004.

The following table summarizes the activity and balances of the restructuring reserve:

	Severance and Retention Bonuses for Involuntary Employee Terminations	Costs to Exit Certain Contractual and Lease Obligations	Moving, Relocation and Other Costs Related to Consolidation of Facilities	Total
Balance at December 31, 2002	$—	$—	$—	$—
Reserve Established	375,599	919,171	578,216	1,872,986
Utilization of reserve:
Payments	(375,599)	(175,030)	(578,216)	(1,128,845)
Balance at December 31, 2003	$—	$744,141	$—	$744,141
Utilization of reserve:
Payments	—	(208,640)	—	(208,640)
Balance at June 30, 2004	$—	$535,501	$—	$535,501

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

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Chemistry services	$9,245,522	$8,521,955	$16,635,308	$18,331,737
Screening services	2,218,576	1,561,016	4,257,750	2,875,117
Products	1,299,891	480,068	2,832,977	1,217,713
Other licenses and services	235,176	685,082	1,080,481	1,526,774
Total revenues	$12,999,165	$11,248,121	$24,806,516	$23,951,341

 A total of 58% and 54% for the three and six months ended June 30, 2004, respectively and 64% and 59% for the three and six months ended June 30, 2003, respectively, of revenue came from the Company’s chemistry contracts with Pfizer.

10. Significant Events

                In May 2004, the Company completed a secondary public offering of 8,305,300 shares of common stock at a price of $5.00 per share. Axys Pharmaceuticals, Inc., a stockholder of Discovery Partners, sold 7,222,000 shares. The Company issued the remaining 1,083,300 shares to the underwriters to cover over-allotments. The Company received net proceeds from the offering of $5.1 million.

11. Subsequent Events

In July 2004, 400,000 restricted stock grants were awarded pursuant to the Company’s 2000 Stock Incentive Plan to certain of the Company’s key employees.  The restricted stock vests five years from grant date, with accelerated vesting upon achievement of specified Company stock price targets. Compensation expense of $2,104,000 relating to this restricted stock grant will be recognized on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation No. 28 over four years.

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

Overview

                We were founded in 1995 as IRORI. In October 1998, we changed our name to Discovery Partners International, Inc. and in July 2000 we completed our initial public offering and simultaneously reincorporated in the state of Delaware.

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

In the first half of 2004, 54% of our revenue came from our chemistry contract with Pfizer, and we anticipate that this contract will continue to provide for a significant percentage of our revenue throughout 2004 and 2005.

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

Chemistry services.  Revenue from the sale of chemical compounds delivered under our chemistry collaborations is recorded as the compounds are shipped.  Revenue under chemistry service agreements that are compensated on a full-time equivalent, or FTE, basis is recognized on a monthly basis and is based upon the number of FTE employees that actually worked on each project and the agreed-upon rate per FTE per month.  Beginning in April 2004, in accordance with our agreement with Pfizer, we are compensated based on predetermined limits to reserve sufficient resources to complete specific compound related activities, at the customer’s request, whether or not utilized.  Revenue for reserving these resources is recognized based on the predetermined limits stipulated in the contract.

Screening services.  High throughput screening service revenues are recognized on a percentage-of-completion basis. Advances received under these high throughput screening service agreements are initially recorded as deferred revenue, which is then recognized as costs are incurred over the term of the contract. Certain of these contracts may allow the customer the right to reject the work performed; however, we have no material history of such rejections and historically we have been able to recognize revenue without providing for such contingency.

Other licenses and services.  Other licenses and services revenue includes royalty revenue due to us under the Xenometrix patent licensing agreements, development contract revenue, product related services revenue and warranty services revenue related to our instrumentation sales.  Royalty revenue is recognized upon receipt of monies, provided we have no future obligation with respect to such payments.  Development contract revenues are recognized on a percentage-of-completion basis.  Product related service revenues are recognized when the performance of the service is complete.  Warranty services revenue is recognized when the related product is shipped and extended warranty services revenue is recognized ratably over the service period.

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

                In February 2003, we entered into an agreement with GlaxoSmithKline, or GSK. In accordance with the agreement, we agreed to develop and supply to GSK two complete X-Kan Chemistry Synthesis Systems. X-Kans are chemical microreactors that combine the two-dimensional tagging features of the previously introduced NanoKan technology with an increased size and scale that are similar to the currently available MicroKan and MiniKan products. Revenue under this agreement is recognized on a percentage-of-completion basis, up to contractual limits and is included in other licenses and services revenue.  We completed this project in the first half of 2004.

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

                Inventory.  Inventories are recorded at the lower of cost or market. We write-down our inventory for estimated obsolescence or non-marketability if there is an excess of cost of inventory over the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than we have projected, additional inventory write-downs may be required.  As of June 30, 2004, 95% of our inventory reserve is associated with our chemical compound finished goods inventory. A significant portion of our net inventory balance represents work-in-process related to two multi-year chemistry collaborations. Estimated losses on any deliverables are recorded when they become apparent. As of June 30, 2004, we have reserved approximately $262,000 against the work-in-process representing the anticipated losses on the sale of chemical compound libraries.

                Long-lived assets.  In accounting for long-lived assets, we make estimates about the expected useful lives and the potential for impairment. Changes in the marketplace, technology or our operations could result in changes to these estimates. Our long-lived assets are evaluated for impairment when events and circumstances indicate that the assets may be impaired. If impairment is indicated, we reduce the carrying value of the asset to fair value. As of June 30, 2004, we have prepaid approximately $6.0 million to Abbott Laboratories for royalties related to the µARCS screening technology. This prepayment is carried on our balance sheet as prepaid royalty.  In the first quarter of 2004 we began amortization of this asset using a five-year life as we have begun to derive value from the related technology.  This technology has been evaluated by several companies including a major pharmaceutical company and based on these  evaluations and potential revenues from these and other potential customers, we believe that the carrying value of the asset is not impaired. If we are not successful in generating sufficient revenues in the future from this asset, we may be required to record impairment charges up to $5.4 million.

Results of Operations For The Three Months Ended June 30, 2004 and 2003

Revenue. Total revenues increased 16%, or $1.8 million, from $11.2 million for the three months ended June 30, 2003 to $13.0 million for the three months ended June 30, 2004.  The increase in revenue was primarily due to increases in chemistry services revenue, screening services revenue and instrumentation product revenue.  The increase in chemistry services revenue was due to increases in deliverables under our agreement with Pfizer and the addition of a new FTE chemistry service agreement, which began in April 2004.  The increase in screening services revenue was due primarily to new contracts as well as additional services provided under existing contracts in comparison to the second quarter of 2003.  The increase in instrumentation product revenue was due to the launch of the Crystal Farm product in 2003, which generated significantly more sales in the second quarter of 2004 compared to the second quarter of 2003.  This increase was partially offset by a decrease in revenues generated from our X-Kan contract with GlaxoSmithKline as this project was completed in April 2004.

In the second quarter of 2004 and 2003, 58% and 64%, respectively, of our revenue came from our chemistry contract with Pfizer, and we anticipate that this contract will continue to provide for a significant percentage of our revenue throughout 2004 and 2005.  As of June 30, 2004, 69% of total potential revenue under our Pfizer agreement remains to be earned and recognized. Pfizer has the right to terminate the contract without cause after January 5, 2005 by giving six months’ notice.

Gross margin. Gross margin as a percentage of revenues increased from 35% for the three months ended June 30, 2003 to 40% for the three months ended June 30, 2004.  The increase in gross margin for the second quarter of 2004 is primarily due to improvement in gross margins on screening, instrumentation product revenues and chemistry services.  Gross margin as a percentage of screening revenue increased due to an increase in volume.  Gross margin as a percentage of instrumentation product revenues increased due primarily to higher margins earned on new products compared to our historical product lines.  Gross margin as a percentage of chemistry services revenue increased due to higher margins on new revenue sources under the Pfizer agreement partially offset by unabsorbed overhead resulting from lower production volumes.

Research and development expenses. Research and development expenses consist primarily of salaries and benefits, supplies and expensed development materials, facilities costs and equipment depreciation. Research and development expenses increased 36%, or $237,000, from $663,000 for the three months ended June 30, 2003 to $900,000 for the three months ended June 30, 2004. Research and development expenses increased primarily due to the completion of customer funded research and development activities and an increase in internal programs focused on Crystal Farm product and drug discovery process development.

Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries and benefits for sales and marketing and administrative personnel, advertising and promotional expenses, professional services, and facilities costs. Selling, general and administrative expenses increased 6%, or $197,000, from $3.4 million for the three months ended June 30, 2003 to $3.6 million for the three months ended June 30, 2004 due primarily to an increase in business development activities, insurance costs and professional services fees.  These increases were partially offset by savings resulting from the closure of our Tucson facility in April 2003 and decreased incentive compensation costs.

 Stock-based compensation.  During 1999 and 2000, we granted stock options with exercise prices that were less than the estimated fair value of the underlying shares of common stock on the date of grant.  Additionally, we awarded 52,500 shares of restricted stock and rights to acquire 190,000 shares of restricted stock in August 2003.  As a result, we have recorded deferred stock-based compensation to be amortized on an accelerated basis over the period that these options, restricted stock grants and rights to acquire restricted stock vest. The deferred stock-based compensation expense for the three months ended June 30, 2004 was approximately $135,000, compared to approximately $75,000 for the three months ended June 30, 2003.  We expect deferred compensation expense for 2004 to be approximately $900,000, inclusive of the costs related to the restricted stock grant made in July 2004.

Interest income. Interest income, net, decreased 34%, or $152,000, from $448,000 for the three months ended June 30, 2003 to $296,000 for the three months ended June 30, 2004 due primarily to realized losses incurred in the second quarter of 2004 compared to realized gains in the second quarter of 2003, as well as lower U.S. interest rates.

Results of Operations For The Six Months Ended June 30, 2004 and 2003

Revenue.  Total revenues increased 4%, or $855,000, from $24.0 million for the six months ended June 30, 2003 to $24.8 million for the six months ended June 30, 2004.  The increase in revenue was primarily due to increases in screening services revenue and instrumentation product revenue offset by decreases in chemistry services revenue.  The decrease in chemistry services revenue was due to reductions in deliverables under two significant chemistry services agreements as well as the absence of a contract termination fee earned in the first quarter of 2003.  The decreases were partially offset by an additional FTE chemistry service agreement, which began in April 2004, and new revenue sources under the Pfizer agreement.  The increase in screening services revenue was due primarily to new contracts as well as additional services provided under existing contracts in comparison to the first half of 2003.  The increase in instrumentation product revenue was due to the launch of the Crystal Farm product in 2003, which generated significantly more sales in the first half of 2004 compared to the first half of 2003.  This increase was partially offset by a decrease in revenues generated from our X-Kan contract with GlaxoSmithKline as this project was completed in April 2004.

In the six months ended June 30, 2004 and 2003, 54% and 59%, respectively, of our revenue came from our chemistry contract with Pfizer, and we anticipate that this contract will continue to provide for a significant percentage of our revenue throughout 2004 and 2005. As of June 30, 2004, 69% of total potential revenue under our Pfizer agreement remains to be earned and recognized.  Pfizer has the right to terminate the contract without cause after January 5, 2005 by giving six months’ notice.

Gross margin.  Gross margin as a percentage of revenues increased from 32% for the six months ended June 30, 2003 to 42% for the six months ended June 30, 2004.  The increase in gross margin for the second half of 2004 is primarily due to improvement in gross margins on chemistry services, screening and instrumentation product revenues.  Gross margin as a percentage of chemistry services revenue increased primarily due to changes in our agreement with Pfizer.  Under our prior agreement with Pfizer, we were compensated separately for the development and delivery of the compounds, and accordingly, our development costs were expensed as incurred.  Under the amended agreement, we now bear the development risk of the compounds and are compensated upon delivery of the compounds.  A significant portion of the costs associated with the development of the compounds delivered to Pfizer in the first quarter of 2004 was expensed in prior periods in accordance with our accounting policies as applied to the prior agreement, improving our gross margin percentage in the first quarter of 2004 for these compounds. This increase in gross margin was partially offset by unabsorbed overhead costs resulting from lower production volumes in the first half of 2004.  Gross margin as a percentage of screening revenue increased due to an increase in volume.  Gross margin as a percentage of instrumentation product revenues increased due primarily to higher margins earned on new products compared to our historical product lines.

Research and development expenses. Research and development expenses consist primarily of salaries and benefits, supplies and expensed development materials, and facilities costs and equipment depreciation. Research and development expenses increased 31%, or $426,000, from $1.4 million for the six months ended June 30, 2003 to $1.8 million for the six months ended June 30, 2004. Research and development expenses increased primarily due to the completion of customer funded research and development activities and an increase in internal programs focused on Crystal Farm product and drug discovery process development.

Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries and benefits for sales and marketing and administrative personnel, advertising and promotional expenses, professional services, and facilities costs.  Selling, general and administrative expenses increased 11%, or $686,000, from $6.5 million for the six months ended June 30, 2003 to $7.2 million for the six months ended June 30, 2004 due primarily to an increase in business development activities, insurance costs and professional services fees.  These increases were partially offset by savings resulting from the closure of our Tucson facility in April 2003 and decreased incentive compensation costs.

Stock-based compensation. During 1999 and 2000, we granted stock options with exercise prices that were less than the estimated fair value of the underlying shares of common stock on the date of grant.  Additionally, we awarded 52,500 shares of restricted stock and rights to acquire 190,000 shares of restricted stock in August 2003.  As a result, we have recorded deferred stock-based compensation to be amortized on an accelerated basis over the period that these options, restricted stock grants and rights to acquire restricted stock vest. The deferred stock-based compensation expense for the six months ended June 30, 2004 was approximately $304,000, compared to approximately $160,000 for the six months ended June 30, 2003.  We expect deferred compensation expense for 2004 to be approximately $900,000, inclusive of the costs related to the restricted stock grant made in July 2004.

Interest income. Interest income, net, decreased 36%, or $360,000, from $993,000 for the six months ended June 30, 2003 to $633,000 for the six months ended June 30, 2004 due primarily to realized losses incurred in the first half of 2004 compared to realized gains in the first half of 2003, as well as lower U.S. interest rates.

Liquidity and Capital Resources

Since inception of the Company, we have funded our operations principally with $39.0 million of private equity financings and $94.7 million of net proceeds from our initial public offering in July 2000.  In May 2004, we raised approximately $5.1 million in net proceeds from the sale of 1,083,300 shares of common stock in a public offering.

At June 30, 2004, cash and cash equivalents and short-term investments totaled approximately $77.9 million, compared to $72.6 million at December 31, 2003.

Operating Activities.  We rely on cash flows from operations to provide working capital for current and future operations. We believe we have sufficient cash resources to fund existing operations through 2005. Cash flows from operating activities totaled $1.5 million and $4.8 million for the six months ended June 30, 2004 and 2003, respectively.  The decrease in operating cash flows in 2004 compared to 2003 was primarily due to a significant increase in annual incentives paid to key employees in the first quarter of 2004 compared to 2003, a decrease in prepayments received from our customers, an increase in inventory and an increase in accounts receivable offset partially by improved operating results.  We expect continued decreases in prepayments and, to the extent we are able to achieve our revenue goals for the remainder of 2004, increases in accounts receivable and inventory in 2004, which could negatively impact our cash flows from operations in the future.

                Investing Activities.  Cash used in investing activities totaled $8.0 million and $7.4 million for the six months ended June 30, 2004 and 2003, respectively.  The increase in cash used in investing activities is due primarily to our investing the net proceeds from the sale of approximately 1.1 million shares of our common stock which occurred during the second quarter of 2004 offset by a $2.0 million royalty prepayment made in the first quarter of 2003 as required under our exclusive µARCS license agreement with Abbott Laboratories, which we carry on the balance sheet as prepaid royalty.  No additional prepayments are required under this agreement.

                We currently anticipate investing between approximately $1.5 million to $2.0 million during the remainder of 2004 for leasehold improvements and capital equipment necessary to support future revenue growth. Our actual future capital requirements will depend on a number of factors, including our success in increasing sales of both existing and new products and services, expenses associated with unforeseen litigation, regulatory changes, competition and technological developments, and potential future merger and acquisition activity as well as research and development spending.

                Financing Activities.  Cash provided by financing activities totaled $5.4 million for the six months ended June 30, 2004 compared to cash used in financing activities for the six months ended June 30, 2003 of $510,000.  This change is primarily due to sale of approximately 1.1 million shares of our common stock generating $5.1 million in net proceeds during the second quarter of 2004.  Historically, we had debt obligations under lease and line of credit agreements. Net payments made under these agreements totaled $448,000 in the first half of 2003. As of June 30, 2004, we have no debt obligations.  Absent any significant merger and acquisition activity, we do not expect to incur debt in 2004.

On October 4, 2001, our board of directors authorized a Stock Repurchase Plan, authorizing us to repurchase up to 2,000,000 shares of common stock at no more than $3.50 per share. In the six months ended June 30, 2003, we purchased 115,000 shares under this Plan for $289,000.  No shares were repurchased in the six months ended June 30, 2004.  We have the authority to purchase additional shares in the future.

RISKS AND UNCERTAINTIES

                In addition to the other information contained herein, you should carefully consider the following risk factors in evaluating our company.

We derive a significant percentage of our revenues from a single customer. If this customer relationship terminated, we could have difficulty finding customers that would purchase our products and services in sufficient amounts to replace the capacity and lost revenues resulting from this significant customer.

                We anticipate that a significant portion of our revenues for 2004 and 2005 will be derived from the chemistry collaboration we entered into with Pfizer originally in December 2001. In February 2004, the agreement with Pfizer was amended. Under this agreement, Pfizer has a contractual right to terminate the contract, with or without cause, upon six months notice after January 5, 2005. Either party may also terminate the agreement upon the material, uncured breach of the other party, and Pfizer may terminate the agreement if we are acquired by a third party or in the event of a change in control of our company. During the first half of 2004, revenue from Pfizer represented 54% of our total revenue.  As of June 30, 2004, 69% of total potential revenue under the new Pfizer agreement remains to be earned and recognized.  If our relationship with Pfizer or our contracts with other customers to whom we provide significant products or services are terminated, we will have substantial capacity available until we are able to find new customers for our products and services to utilize that capacity. We may be delayed in entering or not able to enter into contracts with new customers to utilize any available capacity. We will continue to bear the costs of that capacity until we are able to enter into contracts with customers for those products or services. Revenues with respect to those products and services may be delayed or we may not recognize revenues at all to the extent we are delayed in entering or not able to enter into contracts with new customers to utilize available capacity.

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

                We have prepaid approximately $6.0 million to Abbott Laboratories for royalties related to the µARCS screening technology. This prepayment is carried on our balance sheet as prepaid royalty net of $0.6 million of accumulated amortization. If we are not successful in generating revenues in the future from this asset, we may be required to record impairment charges up to $5.4 million, which would materially impact our profitability.

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

                We have incurred significant operating and net losses since our inception. As of June 30, 2004, we had an accumulated deficit of $101.8 million. Although we generated net income for the three and six months ended June 30, 2004 of approximately $740,000 and $1.8 million, respectively and for the year ended December 31, 2003 of $1.1 million, we had net losses of $62.1 million and $11.1 million for the years ended December 31, 2002 and 2001, respectively. We may also in the future incur operating and net losses and negative cash flow from operations. We did not achieve operating profitability until the third quarter of 2003 and we may not be able to achieve or maintain profitability in any quarter in the future. Moreover, if we do achieve profitability, the level of any profitability cannot be predicted and may vary significantly from quarter to quarter.

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

                We entered into a research and development collaboration agreement under which we utilize scientists and equipment at a subcontractor’s facility located in India to take advantage of a lower cost structure. However, we may not be able to achieve or maintain a successful relationship in this offshore location or realize lower costs. Additionally, such offshore business could suffer due to the geographical, time and distance challenges as well as cultural difficulties of managing such an operation, which could cause delays, customer dissatisfaction or other issues.

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

                                                •              the announcements by us or our competitors of financial results that do not meet or exceed the results anticipated by the public markets;

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

                Currency fluctuations between the U.S. dollar and the currencies in which we do business, including the British pound, the Japanese yen, the Swiss franc, the Euro and the Indian rupee, will cause foreign currency translation gains and losses. We cannot predict the effects of exchange rate fluctuations on our future operating results because of the number of currencies involved, changes in the percentage of our revenue that will be invoiced in foreign currencies, the variability of currency exposure and the potential volatility of currency exchange rates. Because we conduct business in multiple currencies we are subjected to economic and earnings risk. We do not currently engage in foreign exchange hedging transactions to manage our foreign currency exposure; however, we may begin to hedge certain transactions between the Swiss franc and other currencies that are invoiced from our Swiss affiliate in order to minimize foreign exchange transaction gains and losses.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Short-term investments.  Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments are and will be in short-term marketable securities, U.S. government securities and corporate bonds. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to our principal. The average maturity of our investment portfolio is six months. A 1% change in interest rates would have an effect of approximately $395,000 on the value of our portfolio.

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

                We have not in the past taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with DPI AG, DPI LLC or transactions with our worldwide customers, but anticipate that we could begin to hedge against foreign exchange transaction gains and losses resulting from non-Swiss franc invoices issued to customers by DPI AG in the future. A 10% change in the value of the Swiss franc and Japanese Yen, collectively, relative to the U.S. dollar throughout 2004 would have resulted in a 2% change in revenue for the six months ended June 30, 2004.

Inflation.  We do not believe that inflation has had a material impact on our business or operating results during the periods presented.

Item 4. Controls and Procedures

(a)  Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, we have formalized our disclosure controls and procedures. Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of June 30, 2004. Based on such evaluation, such officers have concluded that, as of June 30, 2004, our disclosure controls and procedures were effective in timely alerting them to material information relating to us (and our consolidated subsidiaries) required to be included in our periodic SEC filings. There has been no change in our internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

                The registration statement (File No. 333-36638) for our initial public offering was declared effective by the SEC on July 27, 2000. We received net proceeds from the offering of approximately $94.7 million. Through June 30, 2004, we had used approximately $17.0 million of the net proceeds for acquisitions of companies, $6.0 million for prepaid µARCS royalties, $11.3 million for capital expenditures and $1.1 million for costs associated with restructuring.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on May 13, 2004.  As of March 19, 2004, the record date of our meeting, 24,638,177 shares of our common stock were outstanding and entitled to vote.

The following matters were voted upon at the meeting:

1.                                       The stockholders elected two Directors to hold office for a term expiring upon the 2007 Annual Meeting of Stockholders:

Name of Director Elected	Shares Voting in Favor	Shares Withheld
Herm Rosenman	21,810,495	386,389
Sir Colin T. Dollery.	21,810,495	386,389

The following individuals are continuing directors with terms expiring upon the 2005 Annual Meeting of Stockholders:  John P. Walker and Alan J. Lewis. The following individuals are continuing directors with terms expiring upon the 2006 Annual Meeting of Stockholders:  Riccardo Pigliucci, Harry F. Hixson and Michael C. Venuti.

2.                                       The stockholders ratified the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2004:

Votes
For	21,958,491
Against	193,941
Abstaining	44,452

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)           Exhibits:

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of the Company (1)
3.2	Bylaws of the Company (1)
4.1	Specimen common stock certificate (2)
4.2	Rights Agreement, dated as of February 13, 2003, including the form of Certificate of Designation, the form of Rights Certificate and the Summary of Rights (3)
10.78†	Amendment to Worldwide Distribution and Strategic Alliance Agreement between the Company and Bruker AXS Inc., dated May 11, 2004
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(b)           Reports on Form 8-K:

We filed a Current Report on Form 8-K on April 20, 2004 to furnish our financial results for the first quarter, as reported in a press release dated April 20, 2004 and the script of the Chief Executive and Financial Officers’ comments from our first quarter earnings conference call.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISCOVERY PARTNERS INTERNATIONAL, INC.

Date: August 6, 2004	By:	/s/	Riccardo Pigliucci
Riccardo Pigliucci
Chief Executive Officer
(Duly Authorized Officer)

Date: August 6, 2004	By:	/s/	Craig Kussman
Craig Kussman
Chief Financial Officer,
Senior Vice President Finance
and Administration and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of the Company (1)
3.2	Bylaws of the Company (1)
4.1	Specimen common stock certificate (2)
4.2	Rights Agreement, dated as of February 13, 2003, including the form of Certificate of Designation, the form of Rights Certificate and the Summary of Rights (3)
10.78†	Amendment to Worldwide Distribution and Strategic Alliance Agreement between the Company and Bruker AXS Inc., dated May 11, 2004
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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