Form 10-Q
period 2004-09-30
DISCOVERY PARTNERS INTERNATIONAL INC
filed 2004-11-09
CIK 1113148

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

Yes  ☒   No  ☐

As of November 4, 2004 a total of 26,119,309 shares of the Registrant’s Common Stock, $0.001 par value, were issued and outstanding.

DISCOVERY PARTNERS INTERNATIONAL, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements:
Condensed Consolidated Balance Sheets At September 30, 2004 (unaudited) and December 31, 2003
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2004 and 2003 (unaudited)
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003 (unaudited)
Notes to Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

DISCOVERY PARTNERS INTERNATIONAL, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Discovery Partners International, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,028,848	$7,846,026
Short-term investments	71,908,565	64,728,243
Accounts receivable, net	11,831,122	11,874,784
Inventories, net	3,968,080	4,148,230
Prepaid and other current assets	1,935,373	1,583,262
Total current assets	96,671,988	90,180,545
Restricted cash	1,246,508	1,196,672
Property and equipment, net	7,261,036	8,408,028
Prepaid royalty, net	5,129,447	6,034,643
Patent and license rights, net	2,379,369	2,620,839
Other assets, net	588,644	743,275
Total assets	$113,276,992	$109,184,002
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,240,109	$1,880,553
Accrued compensation	2,364,050	3,908,475
Restructuring accrual	430,413	744,141
Deferred revenue	1,717,599	4,305,936
Total current liabilities	6,752,171	10,839,105

Deferred rent	147,593	97,964
Stockholders’ equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2004 and December 31, 2003	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 26,107,557 and 24,744,831 issued and outstanding at September 30, 2004 and December 31, 2003, respectively	26,108	24,745
Common stock issuable	2,656,600	1,026,000
Treasury stock, at cost, 228,702 and 216,886 shares at September 30, 2004 and December 31, 2003, respectively	(793,813)	(775,451)
Additional paid-in capital	207,764,195	201,685,793
Deferred compensation	(2,532,677)	(1,054,797)
Accumulated other comprehensive income	352,320	971,970
Accumulated deficit	(101,095,505)	(103,631,327)

Total stockholders’ equity	106,377,228	98,246,933

Total liabilities and stockholders’ equity	$113,276,992	$109,184,002

See accompanying notes

Discovery Partners International, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Revenues:
Services	$11,047,667	$10,664,945	$33,021,206	$33,398,573
Products	1,527,696	744,346	4,360,673	1,962,059
Total revenues	12,575,363	11,409,291	37,381,879	35,360,632
Cost of revenues:
Services	5,921,393	6,359,175	18,648,184	21,488,785
Products	898,883	522,969	2,530,028	1,756,968
Total cost of revenues	6,820,276	6,882,144	21,178,212	23,245,753
Gross margin	5,755,087	4,527,147	16,203,667	12,114,879
Operating expenses:
Research and development	1,291,039	544,633	3,084,156	1,911,794
Selling, general and administrative	3,723,180	3,360,808	10,881,940	9,862,626
Restructuring	—	315,424	—	1,872,986
Amortization of stock-based compensation	339,564	177,808	643,946	337,762
Total operating expenses	5,353,783	4,398,673	14,610,042	13,985,168
Income (loss) from operations	401,304	128,474	1,593,625	(1,870,289)
Interest income, net	372,135	437,349	1,005,543	1,430,432
Foreign currency transaction gains (losses), net	12,009	(43,576)	20,586	(50,201)
Other income (expense), net	(35,395)	22,789	(83,932)	51,525
Net income (loss)	$750,053	$545,036	$2,535,822	$(438,533)
Net income (loss) per share, basic	$0.03	$0.02	$0.10	$(0.02)
Weighted average shares outstanding, basic	25,800,374	24,333,739	25,169,764	24,318,088
Net income (loss) per share, diluted	$0.03	$0.02	$0.10	$(0.02)
Weighted average shares outstanding, diluted	26,862,688	25,266,949	26,153,244	24,318,088

The composition of stock-based compensation is as follows:
Cost of revenues	$—	$567	$233	$2,651
Research and development	—	21,777	6,153	93,367
Selling, general and administrative	339,564	155,464	637,560	241,744
	$339,564	$177,808	$643,946	$337,762

See accompanying notes

Discovery Partners International, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30, 2004	September 30, 2003

OPERATING ACTIVITIES
Net income (loss)	$2,535,822	$(438,533)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	4,180,769	3,678,786
Amortization of stock-based compensation	548,596	337,762
Restructuring expense	—	1,872,986
Realized (gain) loss on investments	146,799	(10,405)
Impairment loss	58,184	—
Change in operating assets and liabilities:
Accounts receivable	(93,846)	(519,456)
Inventory	180,845	611,440
Other current assets	(355,587)	(320,644)
Accounts payable and accrued expenses	(1,428,421)	970,494
Restructuring accrual	(313,728)	(908,175)
Contract loss accrual	—	(837,522)
Deferred revenue	(2,552,268)	207,753
Deferred rent	49,629	(2,464)
Restricted cash	(49,836)	378,019
Net cash provided by operating activities	2,906,958	5,020,041
INVESTING ACTIVITIES
Purchases of property and equipment	(1,398,026)	(1,410,177)
Other assets	27,294	325,587
Purchase of patents, license rights and prepaid royalties	(87,827)	(2,105,597)
Proceeds from sales and maturities of short-term investments	43,339,364	46,944,372
Purchases of short-term investments	(51,280,352)	(52,358,398)
Net cash used in investing activities	(9,399,547)	(8,604,213)
FINANCING ACTIVITIES
Principal payments on capital leases and line of credit, net	—	(1,076,313)
Net proceeds from issuance of common stock	5,665,527	368,034
Purchase of treasury stock	—	(289,000)
Net cash provided by (used in) financing activities	5,665,527	(997,279)
Effect of exchange rate changes	9,884	(489,752)
Net decrease in cash and cash equivalents	(817,178)	(5,071,203)
Cash and cash equivalents at beginning of period	7,846,026	8,309,269
Cash and cash equivalents at end of period	$7,028,848	$3,238,066
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$10,054	$149,027
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Unrealized loss on investments	$238,053	$545,386
Deferred compensation related to the issuance of restricted stock, net of forfeitures	$2,075,347	$1,309,500
Common stock received in payment of employee notes receivable	$—	$367,201

See accompanying notes

DISCOVERY PARTNERS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

SEPTEMBER 30, 2004

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. The condensed consolidated balance sheet as of September 30, 2004, condensed consolidated statements of operations for the three and nine months ended September 30, 2004 and 2003, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003 are unaudited, but include all adjustments (consisting of normal recurring adjustments), which Discovery Partners International, Inc. (the Company) considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2004 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2003 included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, such as inventory, intangible assets and restructuring accruals, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

	Income (Numerator)	Shares (Denominator)	Earnings Per Share
Three Months Ended September 30, 2004
Basic earnings per share:
Net income	$750,053	25,800,374	$0.03
Diluted earnings per share:
Dilutive stock options	—	419,814	—
Common stock issuable	—	642,500	—
Net income plus assumed conversions	$750,053	26,862,688	$0.03

Three Months Ended September 30, 2003
Basic earnings per share:
Net income	$545,036	24,333,739	$0.02
Diluted earnings per share:
Dilutive stock options	—	780,330	—
Common stock issuable	—	152,880	—
Net income plus assumed conversions	$545,036	25,266,949	$0.02

Nine Months Ended September 30, 2004
Basic earnings per share:
Net income	$2,535,822	25,169,764	$0.10
Diluted earnings per share:
Dilutive stock options	—	340,980	—
Common stock issuable	—	642,500	—
Net income plus assumed conversions	$2,535,822	26,153,244	$0.10

The computations for basic and diluted earnings per share for the nine months ended September 2003 is not shown herein as all common stock equivalent shares were antidilutive.  The total number of shares issuable upon exercise of stock options and warrants excluded from the calculation of diluted earnings per share since they are anti-dilutive were 2,091,294 and 1,893,891 for the three and nine months ended September 30, 2004, respectively, and 1,801,235 and 2,503,984 for the three and nine months ended September 2003, respectively.

3. Stock-Based Compensation

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, the Company accounts for common stock options granted to employees and directors using the intrinsic value method and, thus, recognizes no compensation expense for such stock-based awards where the exercise prices are equal to or greater than the fair value of the Company’s common stock on the date of the grant. Pro forma information regarding net income or loss is required by SFAS No. 123 and SFAS No. 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for option grants:

	Three and Nine Months Ended September 30,
	2004	2003
Risk-free interest rate	3.5%	4.5%
Dividend yield	0%	0%
Volatility factor	87%	97%
Weighted average life in years	6.7	6.6

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company’s pro forma information is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Net Income (loss), as reported	$750,053	$545,036	$2,535,822	$(438,533)
Deduct: Total stock-based compensation expense determined under fair value based method	(748,245)	(717,997)	(2,275,776)	(2,257,694)
Pro forma net income (loss)	$1,808	$(172,961)	$260,046	$(2,696,227)

Earnings (loss) per share:
Basic and diluted – as reported	$0.03	$0.02	$0.10	$(0.02)
Basic and diluted – pro forma	$0.00	$(0.01)	$0.01	$(0.11)

4. Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, requires the Company to report, in addition to net income (loss), comprehensive income (loss) and its components. A summary follows:

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Comprehensive income (loss):
Foreign currency translation adjustment	$24,313	$376,424	$(381,597)	$469,338
Unrealized gain (loss) on investments	65,570	(231,237)	(238,053)	(545,386)
Net income (loss)	750,053	545,036	2,535,822	(438,533)
Comprehensive income (loss)	$839,936	$690,223	$1,916,172	$(514,581)

5. Inventory

Inventories are recorded at the lower of weighted average cost or market. Inventories consist of the following:

	September 30, 2004	December 31, 2003
Raw materials	$1,346,140	$1,712,503
Work-in-process	4,054,662	3,555,779
Finished goods	17,462,974	17,961,132
	22,863,776	23,229,414
Less reserves	(18,895,696)	(19,081,184)
	$3,968,080	$4,148,230

6. Prepaid Royalty, Patents and License Rights

Prepaid royalty, patents and license rights consist of the following:

	September 30, 2004			December 31, 2003
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Prepaid royalty	$6,034,643	$(905,196)	$5,129,447	$6,034,643	$—	$6,034,643
Patents	2,854,982	(896,445)	1,958,537	2,765,804	(685,945)	2,079,859
License rights	1,256,667	(835,835)	420,832	1,585,862	(1,044,882)	540,980
Other intangible assets	—	—	—	1,221,105	(1,221,105)	—
Total intangible assets	$10,146,292	$(2,637,476)	$7,508,816	$11,607,414	$(2,951,932)	$8,655,482

Amortization expense related to intangible assets was $398,570 and $1,235,843 for the three and nine months ended September 30, 2004, respectively and $271,476 and $651,388 for the three and nine months ended September 30, 2003, respectively. The Company began amortization in 2004 of the prepaid royalty of $6,034,643 for royalties the Company prepaid to Abbott Laboratories related to the µARCS screening technology.  This amortization is being recorded ratably over five years. The estimated amortization expense of intangible assets for the fourth quarter of fiscal 2004 is approximately $401,199 and for each of the five succeeding years ending December 31 is as shown in the following table. Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, asset impairments and other factors.

2005	$1,604,795
2006	1,604,795
2007	1,604,795
2008	1,600,627
2009	297,866
Thereafter	394,739
$7,107,617

7. Deferred Stock Compensation

In conjunction with the Company’s initial public offering completed in July 2000, the Company recorded deferred stock compensation totaling approximately $2.7 million and $1.0 million during the years ended December 31, 2000 and 1999, respectively, representing the difference at the date of grant between the exercise or purchase price and estimated fair value of the Company’s common stock as estimated by the Company’s management. Additionally, the Company awarded 142,500 shares of restricted stock and rights to acquire 500,000 shares of restricted stock in August 2003 and July 2004, collectively, pursuant to the Company’s 2000 Stock Incentive Plan to certain of the Company’s key employees resulting in an increase in deferred compensation of $3.4 million. The restricted stock and rights to acquire restricted stock vest in annual installments over a four-year period. In accordance with APB No. 25, deferred compensation is included as a reduction of stockholders’ equity and is being amortized to expense on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation No. 28 over the vesting period of the options, restricted stock and rights to acquire restricted stock. During the three and nine months ended September 30, 2004 and 2003, the Company recorded stock-based compensation expense of $339,564 and $643,946 and $177,808 and $337,762. respectively.

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

There were no additional costs incurred in the three months ended September 30, 2004. The following table summarizes the activity and balances of the restructuring reserve:

	Severance and Retention Bonuses for Involuntary Employee Terminations	Costs to Exit Certain Contractual and Lease Obligations	Moving, Relocation and Other Costs Related to Consolidation of Facilities	Total
Balance at December 31, 2002	$—	$—	$—	$—
Reserve Established	375,599	919,171	578,216	1,872,986
Utilization of reserve:
Payments	(375,599)	(175,030)	(578,216)	(1,128,845)
Balance at December 31, 2003	$—	$744,141	$—	$744,141
Utilization of reserve:
Payments	—	(313,728)	—	(313,728)
Balance at September 30, 2004	$—	$430,413	$—	$430,413

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

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Chemistry services	$8,410,913	$8,280,781	$25,046,221	$26,612,518
Screening services	2,438,626	1,826,993	6,696,376	4,702,110
Products	1,527,696	744,346	4,360,673	1,962,059
Other licenses and services	198,128	557,171	1,278,609	2,083,945
Total revenues	$12,575,363	$11,409,291	$37,381,879	$35,360,632

A total of 53% and 54% for the three and nine months ended September 30, 2004, respectively, and 66% and 61% for the three and nine months ended September 30, 2003, respectively, of revenue came from the Company’s chemistry contracts with Pfizer.

10. Significant Events

Effective August 20, 2004, the Company entered into a multi-year contract with The National Institute of Mental Health (NIH) to set up and maintain a Small Molecule Repository to manage and provide up to one million chemical compounds to multiple NIH Screening Centers as part of the NIH Roadmap Initiative.  The estimated funding available to the Company under this contract for the contract’s base period (August 2004 through December 2008) is approximately $24 million, assuming the contract continues for its full term, with options to extend the term subject to the availability of funding.  This contract is funded, in its entirety, by NIH, Department of Health and Human Services.

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

PART I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

THIS FORM 10-Q CONTAINS CERTAIN STATEMENTS THAT ARE NOT STRICTLY HISTORICAL AND ARE “FORWARD-LOOKING” STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND INVOLVE A HIGH DEGREE OF RISK AND UNCERTAINTY. SUCH STATEMENTS INCLUDE BUT ARE NOT LIMITED TO STATEMENTS REGARDING OUR ESTIMATED FUTURE AMORTIZATION EXPENSE, EXPECTED FUTURE REVENUES UNDER OUR CHEMISTRY CONTRACT WITH PFIZER, ESTIMATED FUTURE FUNDING UNDER THE CONTRACT WITH THE NIH, THE ESTIMATED COSTS TO CLOSE OUR TUCSON FACILITY, OUR EXPECTED DEFERRED COMPENSATION EXPENSE FOR 2004, OUR CASH RESOURCES, OUR FUTURE CASH FLOWS, OUR FUTURE CAPITAL EXPENDITURES, OUR FUTURE DEBT LEVELS AND STATEMENTS ABOUT OUR EXPECTATIONS RELATED TO PROFITABILITY.  OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS DUE TO RISKS AND UNCERTAINTIES THAT EXIST IN OUR OPERATIONS, DEVELOPMENT EFFORTS AND BUSINESS ENVIRONMENT, INCLUDING THOSE DESCRIBED BELOW UNDER THE HEADING “RISKS AND UNCERTAINTIES” AND THOSE DESCRIBED IN OUR FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2003 AND OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

Products

Instrumentation and Related Consumables.  We sell, and provide access to, our proprietary instruments and consumables that automate the process of making and storing collections, or libraries, of chemical compounds. Our compound synthesis instruments are based on a patented core technology, which enables our customers to generate large collections of compounds with efficiency and speed.

Our current products that are based on proprietary technology were developed internally and include the X-Kan, NanoKan Systems,  high throughput chemistry systems that can generate from thousands to hundred of thousands discrete compounds per year, the AutoSort System, an automated chemistry system and a manual chemistry system. All of these systems include hardware and software platforms and use consumables that our customers purchase for every compound that is synthesized using these automation systems. We also offer

Crystal Farm, our proprietary self contained crystallization and imaging system that provides automated high throughput incubation and imaging of thousands of protein crystallization experiments.

Chemistry Services

Compounds. As a result of internal development and our acquisitions of Axys Advanced Technologies, Inc. (AAT) in 2000 and Systems Integration Drug Discovery Company (SIDDCO), in 2001, we are able to offer a broad range of highly purified compound libraries that can be screened using assays. After compounds are screened, promising compounds, or hits, are then improved, or optimized, to generate drug candidates, or leads. These hits may be from our compound libraries, our customer’s internal compound collection or even from another compound library supplier.

Medicinal Chemistry. We also provide a wide range of medicinal chemistry and other lead optimization services. This includes the synthesis of compounds that modify the original hit for improved potency, selectivity and other pharmaceutical characteristics. In some cases we provide medicinal chemistry services in conjunction with our computational drug discovery efforts to design and construct small libraries of compounds to act on specific targets that have known chemical structures.

Drug Discovery Informatics; ADME and Toxicology. In connection with our acquisitions in 2000 of AAT and Structural Proteomics, we acquired and we are further developing computational tools that we believe will allow us to substantially increase our knowledge of the characteristics of targets and leads, and their interaction with certain molecules. We believe these tools could potentially be applied throughout the drug discovery process to significantly reduce the time and cost of developing a drug. We currently have computer algorithms that allow us to design libraries of compounds with high diversity, thereby increasing the likelihood of finding hits during screening.

We have developed novel algorithms to aid in the understanding and utilization of the data resulting from high throughput screening experiments. We have also developed a proprietary analysis tool which we believe will allow us to use screening data to identify the most likely type of drug target with which a compound may bind or interact. We use this tool to design highly effective compound libraries for our collaborators and customers. We expect to further use our computational tools and screening data to help predict absorption, distribution, metabolism, and excretion, or ADME, and toxicological reactions to classes of compounds. This could allow our customers to avoid spending money and time on hits and leads that will ultimately fail due to their unfavorable ADME and toxicological characteristics.

Compound Repository. We also provide services to establish, maintain and manage compound repositories.

Screening Services

Screening. We offer high throughput screening services through an experienced staff of scientists located at our facility near Basel, Switzerland. We also offer our customers access to chemical compounds from many compound suppliers as well as a significant collection of internally developed compounds. To improve the speed and cost effectiveness of the screening process, we have exclusively licensed from Abbott Laboratories and further developed ARCS, a next-generation high throughput screening technology. This platform provides rapid and cost effective, high performance, high throughput screening, while supporting a very broad range of biochemical and cellular assays. We initially acquired our ability to offer these screening services in our acquisition of Discovery Technologies, Ltd. in 1999 (now DPI AG) and have added to our capabilities through further internal development.

Assays. We design and conduct assays, or tests, that generate information about the effect of chemical compounds on a drug target. We believe that our assays help our customers better select drug candidates before moving to the more costly stages of pre-clinical and clinical testing. We develop our assays through our team of scientists who are experienced in working with major disease target classes in a number of significant therapeutic areas, such as cardiovascular, neurology, oncology and ophthalmology. We acquired the ability to provide assay development services through our acquisition of Discovery Technologies, Ltd. in 1999 and further internal development.

Other licenses and services

Royalties. We license our proprietary gene profiling system, under the Xenometrix patent licensing agreements, that characterizes a cell’s response upon exposure to compounds and other agents by the pattern of gene expression in the cell.

Development Contracts. We collaborate with pharmaceutical and biopharmaceutical companies to develop customized drug discovery technologies to assist in the workflow of the laboratory environment such as in the development of two X-Kan Chemistry Synthesis Systems for GSK. X-Kans are chemical microreactors that combine the two-dimensional tagging features of the previously introduced NanoKan technology with an increased size and scale that are similar to the currently available MicroKan and MiniKan products.

Product Services and Warranty. In connection with our sales of instrumentation products and the related consumables, we provide from time to time related services and provide technical support of our instrumentation products.

We have made a number of acquisitions in recent years that have significantly expanded our overall size and have allowed us to offer customers this broad range of integrated drug discovery products and services from a single provider.  The pharmaceutical and biopharmaceutical industries provide substantially all of our revenues.

In the first nine months of 2004, 54% of our revenue came from our chemistry contract with Pfizer, and we anticipate that this contract will continue to provide for a significant percentage of our revenue throughout 2004 and 2005.

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

Screening services.  High throughput screening service revenues are recognized on a percentage-of-completion basis. Advances received under these high throughput screening service agreements are initially recorded as deferred revenue, which is then recognized as costs are incurred over the term of the contract. Certain of these contracts may allow the customer the right to reject the work performed; however, we have no history of material rejections and historically we have been able to recognize revenue without providing for such contingency.

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

In July 2003, we entered into an agreement with Bruker AXS Inc. Under the terms of the agreement, as amended, we appointed Bruker AXS the worldwide distributor for our Crystal Farm line of protein crystallography products. In consideration of the criteria set forth in SFAS No. 48, Revenue Recognition When Right of Return Exists, we recognize revenue as products are shipped.  Revenue from these sales is included in product sales.

Inventory.  Inventories are recorded at the lower of cost or market. We write-down our inventory for estimated obsolescence or non-marketability if there is an excess of cost of inventory over the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than we have projected, additional inventory write-downs may be required.  As of September 30, 2004, 93% of our inventory reserve is associated with our chemical compound finished goods inventory. A significant portion of our net inventory balance represents work-in-process related to two multi-year chemistry collaborations. Estimated losses on any deliverables are recorded when they become apparent. As of September 30, 2004, we have reserved approximately $410,000 against the work-in-process representing the anticipated losses on the sale of chemical compound libraries.

Long-lived assets.  In accounting for long-lived assets, we make estimates about the expected useful lives and the potential for impairment. Changes in the marketplace, technology or our operations could result in changes to these estimates. Our long-lived assets are evaluated for impairment when events and circumstances indicate that the assets may be impaired. If impairment is indicated, we reduce the carrying value of the asset to fair value. As of September 30, 2004, we have prepaid approximately $6.0 million to Abbott Laboratories for royalties related to the µARCS screening technology. This prepayment is carried on our balance sheet as prepaid royalty.  In the first quarter of 2004 we began amortization of this asset using a five-year life as we have begun to derive value from the related technology.  This technology has been evaluated by several companies including a major pharmaceutical company and based on these evaluations and potential revenues from these and other potential customers, we believe that the carrying value of the asset is not impaired. If we are not successful in generating sufficient revenues in the future from this asset, we may be required to record impairment charges up to $5.1 million.

Results of Operations For The Three Months Ended September 30, 2004 and 2003

Revenue. Total revenues increased 10%, or $1.2 million, from $11.4 million for the three months ended September 30, 2003 to $12.6 million for the three months ended September 30, 2004.  The increase in revenue was primarily due to increases in screening services revenue and instrumentation product revenue.  The increase in screening services revenue was due primarily to new contracts as well as additional services provided under existing contracts in comparison to the third quarter of 2003.  The increase in instrumentation product revenue was due to the launch of the Crystal Farm product in 2003, which generated significantly more sales in the third quarter of 2004 compared to the third quarter of 2003.  This increase was partially offset by a decrease in revenues from consumables and a decrease in revenues generated from our X-Kan contract with GlaxoSmithKline as this project was completed in April 2004.

In the third quarter of 2004 and 2003, 53% and 66%, respectively, of our revenue came from our chemistry contract with Pfizer, and we anticipate that this contract will continue to provide for a significant percentage of our revenue throughout 2004 and 2005.  As of September 30, 2004, 53% of total potential revenue under our Pfizer agreement remains to be earned and recognized. Pfizer has the right to terminate the contract without cause after January 5, 2005 by giving six months’ notice.

Gross margin. Gross margin as a percentage of revenues increased from 40% for the three months ended September 30, 2003 to 46% for the three months ended September 30, 2004.  The increase in gross margin for the third quarter of 2004 is primarily due to improvement in gross margins on screening and chemistry services and on instrumentation products.  Gross margin as a percentage of chemistry services revenue increased due to higher margins on new revenue sources under the Pfizer agreement and the redeployment of scientists to research and development projects and business development initiatives partially offset by unabsorbed overhead resulting from lower production volumes.  Gross margin as a percentage of screening revenue increased due to an increase in volume.  Gross margin as a percentage of instrumentation product revenues increased due primarily to higher margins earned on new products compared to our historical product lines.    The amortization of our prepaid royalty for our µARCS technology, which began in the first quarter of 2004, has also had an offsetting impact on our overall gross margin improvement.

Research and development expenses. Research and development expenses consist primarily of salaries and benefits, supplies and expensed development materials, facilities costs and equipment depreciation. Research and development expenses increased 137%, or $746,000, from $545,000 for the three months ended September 30, 2003 to $1.3 million for the three months ended September 30, 2004. Research and development expenses increased primarily due to the completion of customer funded research and development activities and an increase in internal programs focused on Crystal Farm product, compound storage solutions and drug discovery process development.

Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries and benefits for sales and marketing and administrative personnel, advertising and promotional expenses, professional services, and facilities costs. Selling, general and administrative expenses increased 11%, or $362,000, from $3.4 million for the three months ended September 30, 2003 to $3.7 million for the three months ended September 30, 2004 due primarily to an increase in business development activities, insurance costs and professional services fees.  These increases were partially offset by savings resulting from the closure of our Tucson facility in April 2003 and decreased incentive compensation costs.

Stock-based compensation.  During 1999 and 2000, we granted stock options with exercise prices that were less than the estimated fair value of the underlying shares of common stock on the date of grant.  Additionally, we awarded 142,500 shares of restricted stock and rights to acquire 500,000 shares of restricted stock in August 2003 and July 2004, collectively.  As a result, we have recorded deferred stock-based compensation to be amortized on an accelerated basis over the period that these options, restricted stock grants and rights to acquire restricted stock vest. The deferred stock-based compensation expense for the three months ended September 30, 2004 was approximately $340,000, compared to approximately $178,000 for the three months ended September 30, 2003.  We expect deferred compensation expense for 2004 to be approximately $900,000.

Interest income. Interest income, net, decreased 15%, or $65,000, from $437,000 for the three months ended September 30, 2003 to $372,000 for the three months ended September 30, 2004 due primarily to lower yields in the third quarter of 2004 compared to the third quarter of 2003.

Results of Operations For The Nine Months Ended September 30, 2004 and 2003

Revenue.  Total revenues increased 6%, or $2.0 million, from $35.4 million for the nine months ended September 30, 2003 to $37.4 million for the nine months ended September 30, 2004.  The increase in revenue was primarily due to increases in screening services revenue and instrumentation product revenue offset by decreases in chemistry services revenue and royalty revenues related to our Xenometrix patent licensing.  The increase in screening services revenue was due primarily to new contracts as well as additional services provided under existing contracts in comparison to the first nine months of 2003.  The increase in instrumentation product revenue was due to the launch of the Crystal Farm product in 2003, which generated significantly more sales in the first nine months of 2004 compared to the first nine months of 2003.  This increase was partially offset by a decrease in revenues generated from our X-Kan contract with GlaxoSmithKline as this project was completed in April 2004.  The decrease in chemistry services revenue was due to reductions in deliverables under a significant chemistry services agreement as well as the absence of a contract termination fee earned in the first quarter of 2003.

In the nine months ended September 30, 2004 and 2003, 54% and 61%, respectively, of our revenue came from our chemistry contract with Pfizer, and we anticipate that this contract will continue to provide for a significant percentage of our revenue throughout 2004 and 2005. As of September 30, 2004, 53% of total potential revenue under our Pfizer agreement remains to be earned and recognized.  Pfizer has the right to terminate the contract without cause after January 5, 2005 by giving six months’ notice.

Gross margin.  Gross margin as a percentage of revenues increased from 34% for the nine months ended September 30, 2003 to 43% for the nine months ended September 30, 2004.  The increase in gross margin for the first nine months of 2004 is primarily due to improvement in gross margins on chemistry services, screening services and instrumentation products.  Gross margin as a percentage of chemistry services revenue increased primarily due to changes in our agreement with Pfizer.  Under our prior agreement with Pfizer, we were compensated separately for the development and delivery of the compounds, and accordingly, our development costs were expensed as incurred.  Under the amended agreement, we now bear the development risk of the compounds and are compensated upon delivery of the compounds.  A significant portion of the costs associated with the development of the compounds delivered to Pfizer in the first half of 2004 was expensed in prior periods in accordance with our accounting policies as applied to the prior agreement, improving our gross margin percentage in the first half of 2004 for these compounds.  Additionally, gross margin as a percentage of chemistry services revenue increased due to higher margins on new revenue sources under the Pfizer agreement and the redeployment of scientists to research and development projects and business development initiatives partially offset by unabsorbed overhead resulting from lower production volumes in the first nine months of 2004.  Gross margin as a percentage of screening revenue increased due to an increase in volume.  Gross margin as a percentage of instrumentation product revenues increased due primarily to higher margins earned on new products compared to our historical product lines.  The amortization of our prepaid royalty for our µARCS technology, which began in the first quarter of 2004, has also had an offsetting impact on our overall gross margin improvement.

Research and development expenses. Research and development expenses consist primarily of salaries and benefits, supplies and expensed development materials, and facilities costs and equipment depreciation. Research and development expenses increased 61%, or $1.2 million from $1.9 million for the nine months ended September 30, 2003 to $3.1 million for the nine months ended September 30, 2004. Research and development expenses increased primarily due to the completion of customer funded research and development activities and an increase in internal programs focused on Crystal Farm product, compound storage solutions and drug discovery process development.

Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries and benefits for sales and marketing and administrative personnel, advertising and promotional expenses, professional services, and facilities costs.  Selling, general and administrative expenses increased 10%, or $1.0 million, from $9.9 million for the nine months ended September 30, 2003 to $10.9 million for the nine months ended September 30, 2004 due primarily to an increase in business development activities, insurance costs and professional services fees.  These increases were partially offset by savings resulting from the closure of our Tucson facility in April 2003 and decreased incentive compensation costs.

Stock-based compensation. During 1999 and 2000, we granted stock options with exercise prices that were less than the estimated fair value of the underlying shares of common stock on the date of grant.  Additionally, we awarded 142,500 shares of restricted stock and rights to acquire 500,000 shares of restricted stock in August 2003 and July 2004, collectively.  As a result, we have recorded deferred stock-based compensation to be amortized on an accelerated basis over the period that these options, restricted stock grants and rights to acquire restricted stock vest. The deferred stock-based compensation expense for the nine months ended September 30, 2004 was approximately $644,000, compared to approximately $338,000 for the nine months ended September 30, 2003.  We expect deferred compensation expense for 2004 to be approximately $900,000.

Interest income. Interest income, net, decreased 30%, or $425,000, from $1.4 million for the nine months ended September 30, 2003 to $1.0 million for the nine months ended September 30, 2004 due primarily to lower yields in the first nine months of 2004 compared to the nine months of 2003.

Liquidity and Capital Resources

Since inception of the Company, we have funded our operations principally with $39.0 million of private equity financings and $94.7 million of net proceeds from our initial public offering in July 2000.  In May 2004, we raised approximately $5.1 million in net proceeds from the sale of 1,083,300 shares of common stock in a public offering.

At September 30, 2004, cash and cash equivalents and short-term investments totaled approximately $78.9 million, compared to $72.6 million at December 31, 2003.

Operating Activities.  We rely on cash flows from operations to provide working capital for current and future operations. We believe we have sufficient cash resources to fund existing operations through at least 2005. Cash flows from operating activities totaled $2.9 million and $5.0 million for the nine months ended September 30, 2004 and 2003, respectively.  The decrease in operating cash flows in 2004 compared to 2003 was primarily due to a significant increase in annual incentives paid to key employees in the first quarter of 2004 compared to 2003 and a significant decrease in prepayments received from our customers offset partially by improved operating results.

Investing Activities.  Cash used in investing activities totaled $9.4 million and $8.6 million for the nine months ended September 30, 2004 and 2003, respectively.  The increase in cash used in investing activities is due primarily to our investing the net proceeds from the sale of approximately 1.1 million shares of our common stock in short-term investments which occurred during the second quarter of 2004 offset by a $2.0 million royalty prepayment made in the first quarter of 2003 as required under our exclusive µARCS license agreement with Abbott Laboratories, which we carry on the balance sheet as prepaid royalty.  No additional prepayments are required under this agreement.

We currently anticipate investing up to $1.0 million during the remainder of 2004 for leasehold improvements and capital equipment necessary to support future revenue growth. Our actual future capital requirements will depend on a number of factors, including our success in increasing sales of both existing and new products and services, expenses associated with unforeseen litigation, regulatory changes, competition and technological developments, and potential future merger and acquisition activity as well as research and development spending.

Financing Activities.  Cash provided by financing activities totaled $5.7 million for the nine months ended September 30, 2004 compared to cash used in financing activities for the nine months ended September 30, 2003 of $1.0 million.  This change is primarily due to sale of approximately 1.1 million shares of our common stock generating $5.1 million in net proceeds during the second quarter of 2004.  Historically, we had debt obligations under lease and line of credit agreements. Net payments made under these agreements totaled $1.1 million in the first nine months of 2003. As of September 30, 2004, we have no debt obligations.  Absent any significant merger and acquisition activity, we do not expect to incur debt in 2004.

On October 4, 2001, our board of directors authorized a Stock Repurchase Plan, authorizing us to repurchase up to 2,000,000 shares of common stock at no more than $3.50 per share. In the nine months ended September 30, 2003, we purchased 115,000 shares under this Plan for $289,000.  We did not purchase any shares in the nine months ended September 30, 2004.  We have the authority to purchase additional shares in the future.

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

We anticipate that a significant portion of our revenues for 2004 and 2005 will be derived from the chemistry collaboration we entered into with Pfizer originally in December 2001. In February 2004, the agreement with Pfizer was amended. Under this agreement, Pfizer has a contractual right to terminate the contract, with or without cause, upon six months notice after January 5, 2005. Either party may also terminate the agreement upon the material, uncured breach of the other party, and Pfizer may terminate the agreement if we are acquired by a third party or in the event of a change in control of our company. During the first nine months of 2004, revenue from Pfizer represented 54% of our total revenue.  As of September 30, 2004, 53% of total potential revenue under the new Pfizer agreement remains to be earned and recognized.  If our relationship with Pfizer or our contracts with other customers to whom we provide significant products or services are terminated, we will have substantial capacity available until we are able to find new customers for our products and services to utilize that capacity. We may be delayed in entering or not able to enter into contracts with new customers to utilize any available capacity. We will continue to bear the costs of that capacity until we are able to enter into contracts with customers for those products or services. Revenues with respect to those products and services may be delayed or we may not recognize revenues at all to the extent we are delayed in entering or not able to enter into contracts with new customers to utilize available capacity.

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

•                                          Gene expression profiling.

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

If we do not generate adequate revenues from our µARCS investment, we may have to record significant impairment charges.

We have prepaid approximately $6.0 million to Abbott Laboratories for royalties related to the µARCS screening technology. This prepayment is carried on our balance sheet as prepaid royalty net of $0.9 million of accumulated amortization. If we are not successful in generating revenues in the future from this asset, we may be required to record impairment charges up to $5.1 million, which would materially impact our profitability.

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

The pharmaceutical customer segment of the market for our products and services is highly concentrated, with approximately 50 large pharmaceutical companies conducting drug discovery research. We have lost customers due to consolidation of pharmaceutical companies and the continuation of this trend may reduce the number of our current and potential customers even further. As a result, a small number of customers could account for a substantial portion of our revenues. In addition, because of the heavy concentration of the pharmaceutical industry and the relatively high cost of our systems, such as NanoKan and µARCS, we expect there will be only a limited number of potential buyers for these systems.

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

We have incurred significant operating and net losses since our inception. As of September 30, 2004, we had an accumulated deficit of $101.1 million. Although we generated net income for the three and nine months ended September 30, 2004 of approximately $750,000 and $2.5 million, respectively and for the year ended December 31, 2003 of $1.1 million, we had net losses of $62.1 million and $11.1 million for the years ended December 31, 2002 and 2001, respectively. We may also in the future incur operating and net losses and negative cash flow from operations. We did not achieve operating profitability until the third quarter of 2003 and we may not be able to achieve or maintain profitability in any quarter in the future. Moreover, if we do achieve profitability, the level of any profitability cannot be predicted and may vary significantly from quarter to quarter.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Short-term investments.  Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments are and will be in short-term marketable securities, U.S. government securities and corporate bonds. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to our principal. The average maturity of our investment portfolio is six months. A 1% change in interest rates would have an effect of approximately $384,000 on the value of our portfolio.

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

We have not in the past taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with DPI AG, DPI LLC or transactions with our worldwide customers, but anticipate that we could begin to hedge against foreign exchange transaction gains and losses resulting from non-Swiss franc invoices issued to customers by DPI AG in the future. A 10% change in the value of the Swiss franc and Japanese Yen, collectively, relative to the U.S. dollar throughout 2004 would have resulted in a 2% change in revenue for the nine months ended September 30, 2004.

Inflation.  We do not believe that inflation has had a material impact on our business or operating results during the periods presented.

Item 4. Controls and Procedures

(a)  Controls and Procedures

We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the fiscal quarter covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We are evaluating the effectiveness of our internal controls over financial reporting in order to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires us to evaluate annually the effectiveness of our internal controls over financial reporting as of the end of each fiscal year beginning in 2004, and to include a management report assessing the effectiveness of our internal controls over financial reporting in all annual reports beginning with our Annual Report on Form 10-K for the fiscal year ending on December 31, 2004. Section 404 also requires our independent accountant to attest to, and report on, management’s assessment of our internal controls over financial reporting. In evaluating our internal controls over financial reporting, we have identified a number of changes that need to made to our internal controls, primarily related to better documentation of our controls, including information systems used in financial reporting and formalization of policies and procedures. We began making these changes during the third quarter of 2004. The changes during the third quarter of 2004 did not, individually or in the aggregate, have a material effect on our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The registration statement (File No. 333-36638) for our initial public offering was declared effective by the SEC on July 27, 2000. We received net proceeds from the offering of approximately $94.7 million. Through September 30, 2004, we had used approximately $17.0 million of the net proceeds for acquisitions of companies, $6.0 million for prepaid µARCS royalties, $11.3 million for capital expenditures and $1.1 million for costs associated with restructuring.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of the Company (1)
3.2	Bylaws of the Company (1)
4.1	Specimen common stock certificate (2)
4.2	Rights Agreement, dated as of February 13, 2003, including the form of Certificate of Designation, the form of Rights Certificate and the Summary of Rights (3)
10.81†	Agreement, dated August 20, 2004, between us and National Institute of Mental Health
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

DISCOVERY PARTNERS INTERNATIONAL, INC.

Date: November 9, 2004	By:	/s/	Riccardo Pigliucci
Riccardo Pigliucci
Chief Executive Officer (Duly Authorized Officer)

Date: November 9, 2004	By:	/s/	Craig Kussman
Craig Kussman
Chief Financial Officer,
Senior Vice President Finance and Administration and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of the Company (1)
3.2	Bylaws of the Company (1)
4.1	Specimen common stock certificate (2)
4.2	Rights Agreement, dated as of February 13, 2003, including the form of Certificate of Designation, the form of Rights Certificate and the Summary of Rights (3)
10.81†	Agreement, dated August 20, 2004, between us and National Institute of Mental Health
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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