Form 10-K
period 2004-12-31
DISCOVERY PARTNERS INTERNATIONAL INC
filed 2005-03-10
CIK 1113148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

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

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant, based on the last sale price of the Common Stock on June 30, 2004 as reported by the Nasdaq National Market, was approximately $79,900,000. Shares of common stock held by each officer, director and holder of 10% or more of the outstanding common stock, if any, have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2005 there were 26,124,601 shares of Common Stock outstanding.

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

Item 1. Business.

Overview

We collaborate with pharmaceutical and biopharmaceutical companies to advance their drug discovery process through our integrated and highly efficient collection of drug discovery technologies, products and services focused from the point immediately following identification of a drug target through when a drug candidate is ready for pre-clinical studies. Despite numerous technological advances in combinatorial chemistry, high throughput screening, genomics and proteomics, the process of drug discovery remains slow, expensive and often unsuccessful. In order to make the drug discovery process faster, less expensive and more likely to generate a drug candidate, we offer products and services such as assays, synthesis automation, design and synthesis of proprietary libraries of compounds, high throughput screening, lead optimization, drug discovery informatics and toxicology. These products and services can be provided individually or as an integrated solution, depending on our customers’ requirements. We believe our depth of knowledge and experience, and our range of product offerings, across these areas of drug discovery differentiates us from our competitors. During 2004, we generated revenue from approximately 100 customers worldwide, including Pfizer, Merck, Novartis, Vertex, Allergan, Bruker and the National Institute of Mental Health.

Industry Background

The Genomics/Proteomics Revolution

The drug discovery process is undergoing fundamental changes as a result of advances in genomics and proteomics, the studies of genes and the proteins they encode. Prior to these advances, pharmaceutical and biopharmaceutical companies addressed less than 500 identified drug targets in the development of drugs. Industry experts predict that the application of genomics and proteomics will lead to the identification of thousands of new drug targets. Drug targets are biological molecules, such as enzymes, receptors, other proteins and nucleic acids that may play a role in the onset, maintenance and progression of a disease. The Pharmaceutical Research and Manufacturers of America reported that its members alone spent an estimated $33 billion worldwide in research and development in 2003, with approximately 25% of this total amount being spent on the stages of drug discovery in which we focus.

Genomics and proteomics have been the subject of intense scientific and commercial focus. Genomics has led to the identification of large numbers of genes encoding potential drug targets, increasing the demand for drug discovery products and services. Once a company has identified a potential drug target, it must still devote significant time and resources to validating the target’s role in the disease process and screening libraries of compounds against the target to discover potential drug candidates, which must be optimized further before commencement of human testing.

The Drug Discovery Process

Despite numerous advances and technological breakthroughs in genomics, proteomics, high throughput screening and combinational chemistry, the process of discovering drug candidates from drug targets, as illustrated in the following figure and described below, remains slow, expensive and often unsuccessful.

Drug targets.   According to the official website of the Human Genome Project, the genomics revolution has identified between 20,000 and 25,000 human genes that encode the chemical information for cells to produce the proteins that determine human physiology and disease. Drug discovery organizations often advance these new drug targets into discovery with varying degrees of understanding about their role in disease processes and their susceptibility to modulation by chemical compounds. Modulation is defined as the process of selectively increasing or decreasing the biological activity of a particular drug target.

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

Limitations of the Current Industry

To treat diseases and to meet growth expectations, pharmaceutical companies are under intense pressure to introduce new drugs, and they have increased research and development expenses more than 300% from $8 billion in 1990 to $33 billion in 2003 according to the Pharmaceutical Research and Manufacturers of America. Despite major scientific and technological advances in areas such as genomics, HTS, HCS and combinatorial chemistry, the drug discovery process remains lengthy, expensive and often unsuccessful. We believe this is due to the following significant limitations to the current process of drug discovery:

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

Inadequate informatics and computational tools.   Success of many drug discovery programs is predicated on screening large numbers of compounds, followed by the synthesis and testing of compounds for optimization and for their ADME and toxicology characteristics. This sequential approach is time-consuming and costly. Although many of the recent advances in drug discovery have been targeted at streamlining this process and have allowed large numbers of compounds to be generated and tested in higher throughput, these advances have been in small increments. In addition, the identification of thousands of new drug targets through the application of genomics and proteomics technologies has resulted in large amounts of data being generated. Pharmaceutical companies can save large expenditures of time and money by using informatics and computational tools to manage the data and develop increased and earlier knowledge about which targets are likely to be receptive to chemical modulation, the likely interaction of chemicals and biological targets and which compounds are likely to have unacceptable ADME and toxicological characteristics.

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

Limited predictive value of model systems.   Drug candidates are normally tested in animal models or in selected in vitro and ex vivo models to evaluate their efficacy. Many of these models only partially reflect the drug candidates’ effects in humans. Proof for efficacy can often only be obtained in clinical studies. Methods and systems which allow a compound to continue through the pre-clinical phase in a cost effective manner and add to the understanding of the mechanisms of action of drug candidates in complex systems might significantly improve the discovery success rate.

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

Efficient production of compound libraries.   Our proprietary combinatorial system, referred to as directed sorting, combines the advantages of parallel synthesis and split-and-pool synthesis. In parallel synthesis, chemists perform multiple chemical reactions simultaneously, or “in parallel”, to produce larger amounts of each individual compound. In split-and-pool synthesis, chemists take the product of one set of reactions and repeatedly split them for subsequent sets of reactions, allowing for very high productivity in generating compound libraries. Using our directed sorting technology chemists can synthesize compounds with high efficiency and speed and keep the compounds discrete in individually tagged reactors. Our directed sorting products have gained widespread acceptance throughout the pharmaceutical industry.

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

Broad range of products and services for assay development, chemistry and screening.   We currently offer a broad range of drug discovery products and services to pharmaceutical and biopharmaceutical companies targeted at assay development, chemistry and screening. We have performed more than 175 different assays for our customers and provide access to more than 800,000 discrete chemical compounds. Our approach for efficiently finding screening hits or drug leads combines proprietary computational methods for compound selection and data mining with our high throughput screening platform. In addition, our team of chemists and biologists has worked on several hit and lead optimization projects for our customers. We intend to employ our µARCS technology to improve the ease of access to screening and cost effectiveness of the screening process. In addition, we possess the capability to quantitatively study the effect of drugs on a sub-cellular level.

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

Integrated drug discovery products and services.   We offer a broad range of integrated drug discovery products and services that provide unique value to our customers and we intend to continue to expand our offerings to provide more complete drug discovery solutions. We believe our focus on our customers’ needs, rather than our own drug development efforts, makes our product and service offerings more attractive. Additionally, we believe we provide an ability to collaborate with multiple customers effectively and efficiently maintaining confidential proprietary information while successfully carrying out the work.

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

Gain wider penetration of the biopharmaceutical industry.   We will continue to focus on providing drug discovery products and services to the biopharmaceutical market. We have a skilled team of business development and marketing professionals targeting biopharmaceutical customers worldwide. According to Pharmaceutical Research and Manufactures of America (PhRMA), over $52 billion was invested in research and development in 2003. PhRMA forecasts that R&D spending will increase at a solid 8% a year to reach more than $77 billion by 2008. With trends creating new challenges and opportunities the biopharmaceutical industry will continue to strive for scientific advances to improve the understanding of the genetic causes of diseases. In addition, the blockbuster drugs that represented 60% of pharmaceutical sales are coming off patent within the next few years with the expiration of 50 patents by 2005. Pharmaceutical companies are under pressure to replace these drugs with new ones. The resources dedicated to drug discovery and development will continue to increase and are creating a need for steady investment in research and development to keep the drug pipelines full. We believe that this increased investment may provide an opportunity for us to sell additional products and services to biopharmaceutical companies.

Continue to generate multiple revenue streams and diversify our revenue base.   We sell a variety of products and services and we believe that our multiple revenue streams reduce the potential negative consequences to us if any one of our product or service areas ceases to be productive. We expect to continue to sell to our customers primarily for current revenue, but when appropriate, we may structure financial terms to include milestone payments or royalties based on the success of the ultimate pharmaceutical product. We have more than 100 customers, however, during 2004, revenue from Pfizer represented 53% of total revenue. It is our intention to continue to grow our business and expand our customer base, which would reduce our dependency on Pfizer.

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

Our Products and Services

We provide products and services designed to make the drug discovery process faster, less expensive and more likely to generate a high quality drug candidate. We currently offer products and services in many functional disciplines of the drug discovery process that can be purchased individually or as integrated solutions, depending on our customers’ requirements. We intend to continue to add to our functional offerings in order to provide a comprehensive and integrated suite of drug discovery products and services to our pharmaceutical and biopharmaceutical customers.

Assays

We provide assay development services through our team of scientists who are experienced in working with major disease target classes such as protein kinases, G-protein-coupled receptors, nuclear receptors, phosphatases, and proteases. Biological systems about which we have expertise include enzymes, receptor-ligand interaction, protein-protein interaction, ion channel assays, reporter-gene assays in prokaryotic and eukaryotic cells, cellular proliferation, differentiation and physiologic response, and microbial growth. Most recently we established HCS technology in-house. This allows us to profile compounds for their effect on multiple intracellular events in one assay. We acquired the ability to provide assay development services through our acquisition of Discovery Technologies, Ltd. (now known as Discovery Partners International AG) in 1999 and further internal development.

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

Our current products that are based on the directed sorting technology include the NanoKan system, a high throughput chemistry system that can generate up to one million discrete compounds per year, the AutoSort system, an automated chemistry system and a manual chemistry system. All of these systems were developed internally by us, and include hardware and software platforms and use disposable micro-reactors that our customers purchase for every compound that is synthesized using these products. We also offer Crystal Farm, our proprietary self-contained crystallization and imaging system that provides automated high throughput incubation and imaging of thousands of protein crystallization experiments. In late 2004, we introduced our proprietary vial, tube and microplate storage and retrieval system that provides an automated solution to high volume and variable-sized compound storage formats.

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

We initially acquired our ability to offer these screening services in connection with our acquisition of Discovery Technologies, Ltd. and have added to our capabilities through further internal development.

Hits-to-Optimized-Leads

Through a combination of internal development and our acquisitions of SIDDCO in 2001, Xenometrix in 2001, Structural Proteomics in 2000 and AAT in 2000, we have developed products and services to advance early stage screening hits to optimized drug leads. These products and services include the following:

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

Integrated Drug Discovery Programs

We offer an integrated collaborative drug discovery program that provides our customers with many of the tools and capabilities needed to find and advance leads to pre-clinical candidates. In these collaborations we provide integrated access to our computational design and analysis, chemistry, and biology capabilities for the purpose of developing a pre-clinical lead for the client’s target. As a result, we are able to provide our customers with the knowledge and efficiencies that we have gained from our broad experience in a number of areas of drug discovery. In addition, customers seeking a totally outsourced solution are not required to use valuable resources to manage multiple vendors and integrate inconsistent or incompatible products. Each integrated drug discovery program is customized to increase the likelihood of success. Milestone payments, which are due upon lead compounds demonstrating specified potency and selectivity requirements, may be included in addition to full-time equivalent fees. In 2004, milestone payments represented an immaterial portion of our total revenue and are not anticipated to be material to total revenue in the foreseeable future.

Customers

During 2004, we generated revenue from approximately 100 customers worldwide. The most significant by dollar volume and which we have previously disclosed are as follows:

Actelion Ltd.	Merck & Co., Inc.
Allergan Inc.	National Institute of Mental Health
Bruker AXS, Inc.	Novartis
Biovitrum AB	Pfizer Inc
Celltech	Seikagaku America
GlaxoSmithKline plc	Theracos, Inc.
Inspire Pharmaceuticals, Inc.	Vertex Pharmaceuticals Incorporated

In 2004, 2003 and 2002, 53%, 62% and 41%, respectively, of our revenue came from our chemistry contracts with Pfizer Inc. There were no other customers that represented over 10% of our revenue in 2004, 2003 or 2002.

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

Sales and Marketing

We have a skilled team of business development and marketing professionals targeting pharmaceutical and biopharmaceutical customers worldwide. Additionally, our senior executives coordinate global management of our key customers and manage our general sales and marketing efforts for our drug discovery offerings to major pharmaceutical customers and prospective customers worldwide. In addition to direct selling efforts we also use industry trade shows and industry journal advertising for sales and marketing.

Research and Development

Our research and development expenses totaled approximately $4.3 million in 2004, $2.6 million in 2003 and $6.2 million in 2002. None of these expenses were funded by outside parties. Research and development expenses increased in 2004 primarily due to the completion of customer funded research and development activities and an increase in internal programs focused on Crystal Farm product, compound storage solutions, in silico tools and assays and drug discovery process development. We conduct research and development programs in three primary areas as follows:

Core instrumentation technology.   These projects include the development of new instrumentation technologies that led to the development of our current IRORI products, including the NanoKan and X-Kan Systems. Core technology projects have also expanded beyond synthesis technology to include the development of other drug discovery instrumentation, including Crystal Farm, our proprietary self-contained crystallization and imaging system that provides automated high throughput incubation and imaging of thousands of protein crystallization experiments. In late 2004, we introduced our proprietary vial, tube and microplate storage and retrieval system that provides an automated solution to high volume and variable-sized compound storage formats. We implement projects on our own behalf and in collaboration with customers to develop specific instruments we identify as product opportunities. In collaborative projects, we seek to retain the intellectual property and commercialization rights.

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

The following table presents the geographic breakdown of our revenue for our last three fiscal years.

	Years Ended December 31,
	2004	2003	2002
United States	75%	80%	67%
Foreign Countries	25%	20%	33%

The following table presents the geographic breakdown of our long-lived assets for our last three fiscal years.

	Years Ended December 31,
	2004	2003	2002
United States	81%	82%	78%
Foreign Countries	19%	18%	22%

Our total backlog as of February 27, 2005 was approximately $49 million, which compares to approximately $64 million on February 27, 2004. We expect to realize approximately 67% of our total current backlog by December 31, 2005.

Backlog measures are not defined by generally accepted accounting principles and our measurement of backlog may vary from that used by others. While we believe that long-term backlog trends serve as a useful metric for assessing the growth prospects for our business, backlog is not a guarantee of future revenues and provides no information about the timing on which future revenue may be recorded.

Agreement with Pfizer

In February 2004, we entered into a broadened collaboration agreement with Pfizer that replaced our prior collaboration with Pfizer that we entered into in December 2001. Under this agreement, we collaborate with Pfizer to design and develop compounds that are owned by and exclusive to Pfizer. We manufacture and purify the compounds to high purity standards using, among other methods, our proprietary ARW purification technology. The agreement has a two-year term, however, Pfizer has a contractual right to terminate the contract, with or without cause, upon six months notice after January 5, 2005. In such event, Pfizer will retain exclusive rights to the libraries of compounds that we have delivered to Pfizer, and will be obligated to pay us for the minimum contracted compound libraries and manufacturing and purification services during the notice period. In addition, either party may terminate the agreement upon the material, uncured breach of the other party, and Pfizer may terminate the agreement if we are acquired by a third party or in the event of a change of control of our company. In the fourth quarter of 2004, we exercised our right to deliver additional compounds in 2004, not to exceed the number of compounds scheduled for delivery in the first quarter of 2005 as stipulated in the contract. These additional shipments in 2004 equaled our allotment for the first quarter of 2005 and resulted in additional revenue and gross margin of $4.2 million and $3.1 million, respectively, in the fourth quarter of 2004 that will not be recognized in the first quarter of 2005. As such, we anticipate that this contract will provide for a significantly lower percentage of our revenue in 2005.   The agreement expires by its natural terms on January 6, 2006. It is uncertain at this time whether we will be successful in entering into new agreements with this customer or any others in sufficient amounts to replace the capacity resulting from the completion of this contract. As of December 31, 2004, 36% of total potential revenue under the new Pfizer agreement remains to be earned and recognized. During 2004, revenue from Pfizer represented 53% of total revenue.

Agreement with National Institute of Mental Health

Effective August 20, 2004, we entered into a multi-year contract with The National Institutes of Health (NIH) to set up and maintain a Small Molecule Repository to manage and provide up to one million chemical compounds to multiple NIH Screening Centers as part of the NIH Roadmap Initiative. The estimated funding available to us under this contract for the Base Period (August 2004 through December 2008) is approximately $24 million, assuming the contract continues for its full term, with options to extend the term subject to the availability of funding. This contract is funded in its entirety by NIH, Department of Health and Human Services.

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

We have implemented a patent strategy designed to maximize our intellectual property rights. We are pursuing patent coverage in the United States and those foreign countries that are home to the majority of our anticipated customer base. We currently own 28 issued patents in the United States. In addition, our patent portfolio includes eight pending patent applications in the United States and corresponding international and foreign filings in major industrial nations.

United States patents issued from applications filed prior to June 8, 1995 have a term of the longer of 20 years from the earliest priority date or 17 years from issue. Eight of our applications were filed prior to June 8, 1995 and all of these applications have issued. United States patents issued from applications filed on or after June 8, 1995 have a term of 20 years from the application filing date or earlier claimed priority. Patents in most other countries have a term of 20 years from the date of filing of the patent application. Our remaining patent applications, including the applications from which 20 of our issued patents were derived, were filed after June 8, 1995. Because the time from filing to issuance of patent applications is often several years, this process may result in a shortened period of patent protection, which may adversely affect our ability to exclude competitors from our markets. Our issued United States patents have expiration dates ranging from April 2015 to April 2020. None of our licenses to use others’ patents will expire within the next ten years. Our success will depend to a significant degree upon our ability to develop proprietary products and technologies and to obtain patents having claims that cover such products and technologies. We intend to continue to file patent applications covering any newly developed products and technologies.

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

Third parties may file claims asserting that our technologies or products infringe upon their intellectual property. We cannot predict whether third parties will assert such claims against us or our licensees or against the licensors of technology licensed to us, or whether those claims will harm our business. If we are forced to defend against such claims, whether they are with or without merit, and whether they are resolved in our favor or against us, our licensees or our licensors, we will incur significant expenses and experience diversion of management’s attention and resources. As a result of any disputes over intellectual property, we may have to develop at a substantial cost non-infringing technology or enter into costly licensing agreements. These agreements, if necessary, may be unavailable on terms acceptable to us, or at all, which could seriously harm our business or financial condition.

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

We anticipate that we will face increased competition in the future as new companies enter the market and advanced technologies become available. Our services and expertise may be rendered obsolete or uneconomical by technological advances or entirely different approaches developed by one or more of our competitors. The existing approaches of our competitors or new approaches or technologies developed by our competitors may be more effective than those developed by us. We cannot assure you that our competitors will not develop more effective or more affordable technologies or services, thus rendering our technologies and/or services obsolete, uncompetitive or uneconomical. For example, advances in informatics and virtual screening may render some of our technologies, such as our large compound libraries, obsolete. We currently are investing in µARCS technology to improve screening processes. However, we may be unable to successfully sell this technology to customers and we may never recover the cost of our investment including the prepaid royalty to Abbott, which is carried on our balance sheet as prepaid royalty in an amount equal to approximately $4.8 million. We may not be able to compete successfully with existing or future competitors.

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

Employees

As of February 28, 2005, we had approximately 191 full-time employees worldwide. None of our employees are covered by a collective bargaining agreement. We believe our relationship with our employees is generally satisfactory.

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

A significant portion of our actual 2004 and anticipated 2005 revenues were and will be, as the case may be, derived from the chemistry collaboration we entered into with Pfizer originally in December 2001. In February 2004, the agreement with Pfizer was amended. Under this agreement, Pfizer has a contractual right to terminate the contract, with or without cause, upon six months notice after January 5, 2005. Either party may also terminate the agreement upon the material, uncured breach of the other party, and Pfizer may terminate the agreement if we are acquired by a third party or in the event of a change in control of our company. During 2004, revenue from Pfizer represented 53% of our total revenue. As a result of exercising our right under the Pfizer agreement to deliver additional compounds in 2004, not to exceed the number of compounds scheduled for delivery in the first quarter of 2005, we recognized $4.2 million of additional revenues in 2004, which has reduced the amount of revenues we will generate in 2005 under this agreement. As of December 31, 2004, 41% of the total $46 million of potential revenue under the existing Pfizer agreement remains to be earned and recognized. If our relationship with Pfizer or our contracts with other customers to whom we provide significant products or services are terminated, we will have substantial capacity available until we are able to find new customers for our products and services to utilize that capacity. We may be delayed in entering or not able to enter into contracts with new customers to utilize any available capacity. We will continue to bear the costs of that capacity until we are able to enter into contracts with customers for those products or services. Revenues with respect to those products and services may be delayed or we may not recognize revenues at all to the extent we are delayed in entering or not able to enter into contracts with new customers to utilize available capacity.

The drug discovery industry is highly competitive and subject to technological changes, and we may not have the resources necessary to compete successfully.

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

We have prepaid approximately $6.0 million to Abbott Laboratories for royalties related to the µARCS screening technology. This prepayment is carried on our balance sheet as prepaid royalty net of $1.2 million of accumulated amortization. If we are not successful in generating revenues in the future from this asset, we may be required to record impairment charges up to $4.8 million, which would materially impact our profitability.

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

We have incurred significant operating and net losses since our inception. As of December 31, 2004, we had an accumulated deficit of $99.7 million. Although we generated net income during 2004 and 2003 of $3.9 million and $1.1 million, respectively, we had net losses of $62.1 million and $11.1 million for the years ended December 31, 2002 and 2001, respectively. We may also in the future incur operating and net losses and negative cash flow from operations. We did not achieve operating profitability until the third quarter of 2003 and we may not be able to achieve or maintain profitability in any quarter in the future. We currently expect an operating loss in 2005. If we do achieve profitability in the future, the level of any profitability cannot be predicted and may vary significantly from quarter to quarter.

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

If our revenues decline, we might not be able to correspondingly reduce our operating expenses.

A large portion of our expenses, including expenses for facilities, equipment and personnel, is relatively fixed. Accordingly, if revenues decline, we might not be able to correspondingly reduce our operating expenses. Failure to achieve anticipated levels of revenues could therefore significantly harm our operating results for a particular fiscal period.

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

Item 2. Properties.

We believe that our currently leased and occupied facilities are generally well maintained, in good operating condition and are sufficient to meet our needs for the near term.

Leased Properties Locations	Square Feet	Use	Lease Expiration Dates
San Diego, California	34,500	Corporate headquarters Marketing and product support Laboratory Manufacturing	August 31, 2006
South San Francisco, California	52,000	Laboratory and Office	November 30, 2008
Tucson, Arizona	24,000	Laboratory and Office (Unoccupied)	June 30, 2005
Basel, Switzerland	20,000	Laboratory and Office	January 31, 2008
Tokyo, Japan	140	Office	November 9, 2005

In April 2003, we closed our Tucson facility. Although we continue to lease the property in Tucson, it is no longer occupied.

Item 3. Legal Proceedings.

From time to time, we may be involved in litigation that arises through the normal course of business. As of the date of this Report, we are not a party to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the quarter ended December 31, 2004.

PART II

Item 5. Market for the Company’s Common Equity and Related Stockholder Matters.

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

	High	Low
Year Ended December 31, 2004:
First Quarter	$6.50	$5.48
Second Quarter	6.40	4.54
Third Quarter	5.91	4.08
Fourth Quarter	5.47	4.11
Year Ended December 31, 2003:
First Quarter	$3.04	$2.30
Second Quarter	4.94	2.63
Third Quarter	6.45	4.22
Fourth Quarter	6.74	5.25

Holders

As of March 2, 2005, there were approximately 111 holders of record of our common stock.

Dividends

We have never paid cash dividends on our common stock, and we do not expect to pay any cash dividends in the foreseeable future.

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The registration statement (File No. 333-36638) for our initial public offering was declared effective by the SEC on July 27, 2000. We received net proceeds from the Offering of approximately $94.7 million. Through December 31, 2004, we had used approximately $17.0 million of the net proceeds for acquisitions of companies, $6.0 million for prepaid µARCS royalties, $12.6 million for capital expenditures and $1.6 million for costs associated with restructuring.

The registration statement (File No. 333-113488) for our secondary public offering was declared effective by the SEC on May 4, 2004. A total of 8,305,300 shares of common stock at a price of $5.00 per share were made available to the public. Axys Pharmaceuticals, Inc., then a stockholder of Discovery Partners International, Inc., registered 7,222,000 shares for resale, with the remaining 1,083,300 shares registered for sale by the Company to the underwriters to cover over-allotments. We received proceeds from the offering, of the shares registered for sale by the Company, of $5.1 million net of underwriters discounts.

Equity Compensation Plan Information

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance(1)(2)
Equity compensation plans approved by security holders	4,079,968	$4.86	1,885,023
Equity compensation plans not approved by security holders	—	—	—
Total	4,079,968	$4.86	1,885,023

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

(2)          1,574,495 of these securities are attributable to our Employee Stock Purchase Plan.

Item 6. Selected Financial Data.

The following selected consolidated financial data has been derived from our audited financial statements and should be read in conjunction with our financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. The historical results are not necessarily indicative of the results that may be expected for any future period.

Selected Consolidated Financial Information

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$51,564	$49,826	$41,315	$41,134	$36,264
Cost of revenues:
Cost of revenues before additional charges.	29,439	31,669	28,221	20,460	18,343
Additional charges:
Provision for discontinued products and obsolete inventory	—	—	5,781	4,397	—
Anticipated contract loss	—	—	1,485	—	—
Total cost of revenues	29,439	31,669	35,487	24,857	18,343
Gross margin	22,125	18,157	5,828	16,277	17,921
Operating expenses:
Research and development	4,305	2,554	6,222	12,982	8,934
Selling, general and administrative	14,104	13,964	12,271	11,019	8,414
Amortization of stock-based compensation and other non-cash compensation charges	1,001	515	623	1,074	1,376
Restructuring	—	1,873	—	—	—
Impairment of goodwill and other intangible assets	—	—	51,091	—	—
Amortization of goodwill	—	—	—	5,848	3,379
Write-off of in-process research and development	—	—	—	—	9,000
Total operating expenses	19,410	18,906	70,207	30,923	31,103
Income (loss) from operations	2,715	(749)	(64,379)	(14,646)	(13,182)
Interest income, net	1,419	1,758	2,037	3,252	1,247
Foreign currency transaction gains (losses) and other income (expense), net	(176)	60	239	254	238
Income before provision for income taxes	3,958	1,069	(62,103)	(11,140)	(11,697)
Provision for income taxes	55	10	9	8	—
Net income (loss)	$3,903	$1,059	$(62,112)	$(11,148)	$(11,697)
Net income (loss) per share, basic	$0.15	$0.04	$(2.55)	$(0.46)	$(0.89)
Net income (loss) per share, diluted	$0.15	$0.04	$(2.55)	$(0.46)	$(0.89)
Shares used in calculating net income (loss) per share, basic	25,319	24,344	24,315	24,016	13,177
Shares used in calculating net income (loss) per share, diluted	26,272	25,077	24,315	24,016	13,177
Other Data:
Net cash provided by (used in) operating activities	$4,750	$8,519	$(2,135)	$(1,529)	$3,360
Net cash used in investing activities	(5,366)	(8,490)	(39,646)	(45,450)	(9,204)
Net cash provided by (used in) financing activities	5,598	(634)	(610)	477	100,453

	As of December 31,
	2004	2003	2002	2001	2000
	(In thousands)
Selected Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$80,019	$72,574	$69,636	$77,265	$97,690
Working capital	92,862	79,341	77,892	88,550	106,987
Total assets	115,643	109,184	104,443	167,022	178,293
Long-term obligations, less current portion	—	—	306	1,082	944
Total stockholders’ equity	108,407	98,247	96,532	157,042	166,562

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our current products that are based on proprietary technology were developed internally and include the X-Kan, NanoKan Systems, high throughput chemistry systems that can generate  up to hundred of thousands  of discrete compounds per year, the AutoSort System, an automated chemistry system and a manual chemistry system. All of these systems include hardware and software platforms and use consumables that our customers purchase for every compound that is synthesized using these automation systems. We also offer Crystal Farm, our proprietary self-contained crystallization and imaging system that provides automated high throughput incubation and imaging of thousands of protein crystallization experiments. In late 2004, we introduced our proprietary vial, tube and microplate storage and retrieval system that provides an automated solution to high volume and variable-sized compound storage formats.

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

We have developed novel algorithms to aid in the understanding and utilization of the data resulting from high throughput screening experiments. We expect to use our computational tools to help predict absorption, distribution, metabolism, and excretion, or ADME, and toxicological reactions to classes of compounds. This could allow our customers to avoid spending money and time on hits and leads that will ultimately fail due to their unfavorable ADME and toxicological characteristics.

Compound Repository. We also provide services to establish, maintain and manage compound repositories.

Screening Services

Screening. We offer high throughput screening services through an experienced staff of scientists located at our facility in Allschwil, Switzerland. We also offer our customers access to chemical compounds from many compound suppliers as well as a significant collection of internally developed compounds. To improve the speed and cost effectiveness of the screening process, we have exclusively licensed from Abbott Laboratories and further developed µARCS, a next-generation high throughput screening technology. This platform provides rapid and cost effective, high performance, high throughput screening, while supporting a very broad range of biochemical and cellular assays. We initially acquired our ability to offer these screening services in our acquisition of Discovery Technologies, Ltd. in 1999 (now DPI AG) and have added to our capabilities through further internal development.

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

We have made a number of acquisitions that have significantly expanded our overall size and have allowed us to offer customers this broad range of integrated drug discovery products and services from a single provider. The pharmaceutical and biopharmaceutical industries provide substantially all of our revenues.

Customer concentration

In 2004, 53% of our revenue came from our chemistry contract with Pfizer.  In the fourth quarter of 2004, we exercised our right to deliver additional compounds in 2004, not to exceed the number of compounds scheduled for delivery in the first quarter of 2005 as stipulated in the contract.  These additional shipments in 2004 equaled our allotment for the first quarter of 2005 and resulted in additional revenue and gross margin of $4.2 million and $3.1 million, respectively, in the fourth quarter of 2004 that will not be recognized in the first quarter of 2005.  As such, we anticipate that this contract will provide for a significantly lower percentage of our revenue in 2005.  The agreement expires by its natural terms on January 6, 2006.  It is uncertain at this time whether we will be successful in entering into new agreements with this customer or any others in sufficient amounts to replace the capacity resulting from the completion of this contract.

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

Revenue recognition.  Revenue is recognized as follows:

Product sales.   Revenue from product sales, which include the sale of instruments and related consumables, is recorded as products are shipped if the costs of such shipments can be reasonably estimated and if all the customer's acceptance criteria have been met. Certain of our contracts for product sales include customer acceptance provisions that give our customers the right of replacement if the delivered product does not meet specified criteria; however, we have historically demonstrated that the products meet the specified criteria and the number of customers exercising their right of replacement has been insignificant and therefore, once we have completed our internal testing, we recognize revenue without providing for such contingency upon shipment.  Revenue from product sales by use of distributors is recognized as products are shipped if we meet the criteria set forth in Statement of Financial Accounting Standard No. 48, Revenue Recognition When Right of Return Exists.

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

Effective August 20, 2004, the Company entered into a multi-year contract with The National Institute of Mental Health (NIH) to set up and maintain a Small Molecule Repository to manage and provide up to one million chemical compounds to multiple NIH Screening Centers as part of the NIH Roadmap Initiative.  Revenue under this contract is recorded as costs are incurred, which include indirect costs that are based on provisional rates estimated by management at the time we submitted our proposal.  We have calculated our actual indirect costs to be greater than our provisional rates and management fully intends to negotiate recovery of these higher costs with the government.  Since this is our first government contract we have no historical experience negotiating final indirect cost rates with the government and therefore all cost overruns have been expensed.  This contract is funded, in its entirety, by NIH, Department of Health and Human Services.  Payments to us for performance under this contract are subject to audit by the Defense Contract Audit Agency (DCAA) and is subject to government funding.  We provide a reserve against our receivables for estimated losses that may result from rate negotiations, audit adjustments and/or government funding availability.  As of December 31, 2004, no such reserve was considered necessary.  To the extent that we incur adjustments due to rate negotiations, audit adjustments, or government funding availability, our revenue may be impacted.

Screening services.   High throughput screening service revenues are recognized on the proportional performance method. Advances received under these high throughput screening service agreements are initially recorded as deferred revenue, which is then recognized as costs are incurred over the term of the contract. Certain of these contracts may allow the customer the right to reject the work performed; however, we have no history of material rejections and historically we have been able to recognize revenue without providing for such contingency.

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

Inventory.   Inventories are recorded at the lower of cost or market. We write-down our inventory for estimated obsolescence or non-marketability if there is an excess of cost of inventory over the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than we have projected, additional inventory write-downs may be required.  As of December 31, 2004, 92% of our inventory reserve is associated with our chemical compound finished goods inventory. A portion of our net inventory balance represents work-in-process related to two multi-year chemistry collaborations. Estimated losses on any deliverables are recorded when they become apparent. As of December 31, 2004, we have reserved approximately $364,000 against the work-in-process (approximately 62%) representing the anticipated losses on the sale of certain specific chemical compound libraries.  The anticipated losses are based on estimated revenue that will be recognized upon shipment of the compound libraries as well as estimated future costs associated with these revenues.  The actual losses on the sale of these libraries could differ from management’s estimates.

Long-lived assets.   In accounting for long-lived assets, we make estimates about the expected useful lives and the potential for impairment. Changes in the marketplace, technology or our operations could result in changes to these estimates. Our long-lived assets are evaluated for impairment when events and circumstances indicate that the assets may be impaired. If impairment is indicated, we reduce the carrying value of the asset to fair value. As of December 31, 2004, we have prepaid approximately $6.0 million to Abbott Laboratories for royalties related to the µARCS screening technology. This prepayment is carried on our balance sheet as prepaid royalty.  In the first quarter of 2004 we began amortization of this asset using a five-year life as we have begun to derive value from the related technology.  This technology has been evaluated by several companies including a major pharmaceutical company and based on these evaluations and potential revenues from these and other potential customers, we believe that the carrying value of the asset is not impaired. If we are not successful in generating sufficient revenues in the future from this asset, we may be required to record impairment charges up to $4.8 million.

Results of Operations

Revenue.   Total revenue in 2004 increased 3% to $51.6 million from $49.8 million in 2003 and $41.3 million in 2002. The increase from 2003 to 2004 resulted primarily from increases in screening services revenue and instrumentation product revenue offset by decreases in chemistry services revenue.  The increase in screening services revenue of approximately $2.4 million was due primarily to new contracts as well as additional services provided under existing contracts in comparison to 2003.  The increase in instrumentation product revenue of approximately $2.7 million was due primarily to the launch of the Crystal Farm product in 2003, which generated significantly more sales in 2004 as compared to 2003.  This increase was partially offset by a $0.9 million decrease in revenues generated from our X-Kan contract with GlaxoSmithKline as this project was completed in April 2004.  The decrease in chemistry services revenue of approximately $2.6 million resulted primarily from lower revenues generated from Pfizer , the completion of medicinal chemistry service agreements and the absence of a one-time termination fee from another customer that was recognized in 2003.  These decreases were partially offset by new business with the National Institute of Mental Health which generated $1.2 million of revenue in 2004.  The increase from 2002 to 2003 resulted primarily from increases in exclusive compound supply and screening revenues offset by a decrease in nonexclusive compound supply revenues.

In 2004 and 2003, 53% and 62%, respectively, of our revenue came from our chemistry contract with Pfizer, and we anticipate that this contract will also provide for a significant percentage of 2005 revenue.  However, Pfizer currently has the right to terminate the contract without cause by giving six months' notice.  In the fourth quarter of 2004, we exercised our right to deliver additional compounds in 2004, not to exceed the number of compounds scheduled for delivery in the first quarter of 2005 as stipulated in the contract.  These additional shipments in 2004 equaled our allotment for the first quarter of 2005 and resulted in additional revenue of $4.2 million in the fourth quarter of 2004 that will not be recognized in the first quarter of 2005.  As such, we anticipate that this contract will provide for a significantly lower percentage of our revenue in 2005 than compared to 2004 and lower than originally expected in 2005.  The agreement expires by its natural terms on January 6, 2006.  It is uncertain at this time whether we will be successful in entering into new agreements with this customer or any others in sufficient amounts to replace the capacity resulting from the completion of this contract.  In addition, pursuant to our Crystal Farm distribution agreement with Bruker AXS (Bruker), we shipped Crystal Farm CF-400 units to Bruker during 2004 in accordance to Bruker’s minimum guaranteed purchase levels but in excess of Bruker’s actual shipments to end users. As a result of the higher than expected level of inventory Bruker is carrying at present, we do not anticipate a significant volume of Crystal Farm CF-400 shipments during at least the first half of 2005.

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

Gross margins.   Gross margin increased to $22.1 million in 2004 from $18.2 million in 2003 and $5.8 million in 2002.  In the fourth quarter of 2004, we exercised our right to deliver additional compounds to Pfizer in 2004, not to exceed the number of compounds scheduled for delivery in the first quarter of 2005 as stipulated in the contract.  These additional shipments in 2004 equaled our allotment for the first quarter of 2005 and resulted in additional gross margin of $3.1 million in the fourth quarter of 2004 that will not be recognized in the first quarter of 2005. Gross margin as a percentage of revenues was 43% in 2004 compared to 36% in 2003 and 14% in 2002. The increase in gross margin for 2004 is primarily due to the improvement in gross margins on screening and chemistry services and on instrumentation products.  Gross margin as a percentage of screening revenue increased due to an increase in volume.  Gross margin as a percentage of chemistry services revenue increased due to higher margins under our Pfizer agreement, the redeployment of scientists to research and development projects and business development initiatives, and decreases in spending partially offset by unabsorbed overhead resulting from lower volume.  Gross margin as a percentage of instrumentation product revenues increased due primarily to higher margins earned on new products compared to our historical product lines and a reduction of inventory reserve requirements in 2004 compared to 2003.  The amortization of our prepaid royalty for our µARCS technology, which began in the first quarter of 2004 and totaled $1.2 million in 2004, has also had an offsetting impact on our overall gross margin improvement.  The improvement in gross margin for 2003 over 2002 was primarily due to the absence of provisions related to the discontinuation of our non-exclusive compound supply business which totaled 18% of revenue in 2002.   Additionally, higher screening volumes, higher exclusive chemistry compound production volumes with increased yields due to improvements in our production processes and lower material costs associated with inventory cost management initiatives undertaken in 2003 more than offset decreases in instrumentation gross margins in 2003 over 2002.  We anticipate that gross margin as a percentage of revenue in 2005 will return to 2003 levels.

Research and development expenses.   Research and development expenses consist primarily of salaries and benefits, supplies and expensed development materials, and facilities costs including equipment depreciation.  Research and development expenses increased 69% in 2004 to $4.3 million compared to $2.6 million in 2003.  Research and development expenses decreased 59% in 2003 to $2.6 million compared to $6.2 million in 2002.  Research and development expenses increased in 2004 primarily due to the completion of customer funded research and development activities and an increase in internal programs focused on the Crystal Farm product, compound storage solutions, in silico tools and assays and drug discovery process development.  Research and development decreased from 2002 to 2003 due to the redeployment of development scientists and engineers to the direct revenue generating activities of customer funded research and development programs and collaborations. Such costs are included in cost of revenues rather than in research and development expenses. Research and development expenses as a percentage of revenues were 8% in 2004, 5% in 2003 and 15% in 2002. .

Selling, general and administrative expenses.   Selling, general and administrative expenses consist primarily of salaries and benefits for sales, marketing and administrative personnel, advertising and promotional expenses, professional services, and facilities costs. Selling, general and administrative expenses increased 1% to $14.1 million in 2004 compared to 2003. Selling, general and administrative expenses increased 14% to $14.0 million in 2003 compared to $12.3 million in 2002.  The increase from 2003 to 2004 was due primarily to an increase in business development activities and professional services fees primarily related to Sarbanes-Oxley compliance.  These increases were partially offset by decreased incentive compensation costs due to underperformance against corporate goals.  The increase from 2002 to 2003 was due primarily to increased personnel and related costs, including higher levels of incentive compensation accruals due to over performance against corporate goals and due to additional business development personnel and their related travel and other expenses, offset by decreases related to the closure of our Tucson facility in April 2003. Selling, general and administrative expenses as a percentage of revenues were 27% in 2004, 28% in 2003 and 30% in 2002.

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

Stock-based compensation.   During 1999 and 2000, we granted stock options with exercise prices that were less than the estimated fair value of the underlying shares of common stock on the date of grant.  Additionally, we awarded 142,500 shares of restricted stock and rights to acquire 500,000 shares of restricted stock in August 2003 and July 2004, collectively.  As a result, we have recorded deferred stock-based compensation to be amortized on an accelerated basis over the period that these options, restricted stock grants and rights to acquire restricted stock vest. The deferred stock-based compensation expense for 2004 was approximately $1.0 million compared to approximately $515,000 for 2003.

Interest income, net of interest expense.   We realized $1.4 million in net interest income in 2004, compared to net interest income of approximately $1.8 million in 2003 and $2.2 million in 2002. The decrease in net interest income in 2004 compared to 2003 is due primarily to lower yields and losses realized in 2004.  The decrease in 2003 compared to 2002 is primarily due to a decline in U.S. interest rates and a decrease in the average cash balance.

Foreign currency transaction losses.   We realized approximately $265,000 in foreign currency transaction losses in 2004, compared to losses of $13,000 in 2003 and $102,000 in 2002.  The current period loss is primarily a result of the completion of two significant contracts performed by our Swiss-based subsidiary which were denominated in U.S. dollars.

Income taxes.   At December 31, 2004, we had federal and California income tax net operating loss carryforwards of approximately $18.7 million and $12.8 million, respectively. The difference between the federal and California net tax operating loss carryforwards is primarily attributable to the capitalization of research and development expenses and the percentage limitation on the carryover of net operating losses for California income tax purposes. The federal and California tax loss carryforwards will begin to expire in 2010 and 2005, respectively, unless previously utilized. We also have federal and California research tax credit carryforwards of approximately $2.7 million and $1.4 million, respectively. The federal research tax credit carryforwards will begin to expire in 2011 unless previously utilized. The California research tax credits will carry forward indefinitely. Pursuant to Internal Revenue Code Sections 382 and 383, use of our net operating loss and credit carryforwards may be limited because of a cumulative change in ownership of more than 50%, which may have occurred for tax purposes. As of December 31, 2004, we had approximately $33.5 million in tax-deductible goodwill and other intangibles related to the purchase of Axys Advanced Technologies in April 2000. The majority of this amount is amortized over a 15-year period for tax purposes. We have provided a 100% valuation allowance against the related deferred tax assets as realization of such tax benefits is uncertain.

Concentrations.   Although we have experienced revenue growth through 2004, this trend may not continue into 2005. We derive a significant percentage (53% in 2004 and 62% in 2003) of our revenues from a single customer under a chemistry collaboration agreement. This contract may be terminated with six months notice after January 5, 2005 and the terms of this contract or others may not be favorable to us in the future.  In the fourth quarter of 2004, we exercised our right to deliver additional compounds in 2004, not to exceed the number of compounds scheduled for delivery in the first quarter of 2005 as stipulated in the contract.  These additional shipments in 2004 equaled our allotment for the first quarter of 2005 and resulted in additional revenue and gross margin of $4.2 million and $3.1 million, respectively, in the fourth quarter of 2004 that will not be recognized in the first quarter of 2005.  As such, we anticipate that this contract will provide for a significantly lower level of revenue and income in 2005.  The agreement expires by its natural terms on January 6, 2006.  It is uncertain at this time whether we will be successful in entering into new agreements with this customer or any others in sufficient amounts to replace the capacity resulting from the completion of this contract. Additionally, a large portion of our expenses is relatively fixed in nature. Accordingly, if revenues decline as anticipated, we may not be able to correspondingly reduce our operating expenses, which would negatively impact our future operating results for a particular fiscal period.

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

In May 2004 our secondary public offering was declared effective by the SEC. A total of 8,305,300 shares of common stock at a price of $5.00 per share were made available to the public.  Axys Pharmaceuticals, Inc., then a stockholder of Discovery Partners International, Inc., registered 7,222,000 shares for resale, with the remaining 1,083,300 shares registered for sale by the Company to the underwriters to cover over-allotments. We received proceeds from the offering, of the shares registered for sale by the Company, of $5.1 million net of underwriters discounts.

At December 31, 2004, cash and cash equivalents and short-term investments totaled approximately $80.0 million, compared to $72.6 million at December 31, 2003 and $69.6 million at December 31, 2002.

Operating Activities.   We rely on cash on hand and cash flows from operations to provide working capital for current and future operations. We believe we have sufficient cash resources to fund existing operations through 2005. Cash flows provided by operating activities totaled $4.8 million in 2004 compared to $8.5 million in 2003 and cash used of $2.1 million in operating activities in 2002. The decrease in operating cash flows in 2004 compared to 2003 was primarily due to a significant decrease in prepayments received from our customers and a significant increase in 2003 incentives paid to key employees in the first quarter of 2004  offset partially by improved operating results, a decrease in inventory and a decrease in payments made against the restructuring accrual.  The increase in operating cash flows in 2003 was primarily due to improved operating results, an increase in prepayments received from our customers and a decrease in inventory. Inventory levels have decreased over the past year due to a net decrease in instrumentation inventory due to a decrease in market demand for our existing product lines partially offset by an increase in chemical compound production. We currently expect an operating loss in 2005, which could negatively impact our cash flows from operations in the future.

Additionally, on January 18, 2005 we entered into a separation agreement with Taylor Crouch, the Company’s President and Chief Operating Officer, whereby Mr. Crouch’s employment with the Company ended effective January 18, 2005.  Mr. Crouch received a lump sum payment of $378,538 on January 28, 2005 pursuant to the terms of this agreement.  The balance owed totaling $300,000 by Mr. Crouch pursuant to a promissory note made by Mr. Crouch to the Company, was reduced by the amount equivalent to the amount that Mr. Crouch could have earned from participation in the Company’s incentive compensation plan for fiscal year 2004, approximately $106,000, plus an amount equivalent to the sum of the fair market value, on January 18, 2005, of 21,250 shares of the Company Stock under a stock grant as if such stock grant had vested as to an additional 25% plus an amount equivalent to the fair market value, as of January 18, 2005, of 8,750 vested shares of the Company’s Common Stock, less any applicable withholding taxes required thereon.  The remaining balance was paid in full by Mr. Crouch.

Investing Activities.   Cash used in investing activities totaled $5.4 million in 2004 compared to $8.5 million and $39.7 million in 2003 and 2002, respectively.  The decrease in cash used in investing activities in 2004 compared to 2003 is due primarily to a $2.0 million royalty prepayment made in the first quarter of 2003 as required under our exclusive µARCS license agreement with Abbott Laboratories, which we carry on the balance sheet as prepaid royalty.  No additional prepayments are required under this agreement.  The decrease in cash used in investing activities in 2003 from 2002 is due primarily to the adoption of our new investment policy in the second half of 2001 whereby our surplus cash was invested in highly liquid investments. The primary objective for our investment portfolio is to preserve principal while maintaining adequate liquidity to meet projected cash requirements. A secondary objective is to achieve a yield on investments commensurate with the risk levels associated with the primary objective.

We currently anticipate investing approximately $5.0 million to $6.0 million in 2005 for leasehold improvements and capital equipment necessary to support future revenue growth. Our actual future capital requirements will depend on a number of factors, including our success in increasing sales of both existing and new products and services, expenses associated with unforeseen litigation, regulatory changes, competition and technological developments, and potential future merger and acquisition activity as well as research and development spending.

Financing Activities.   Cash provided by financing activities totaled $5.6 million in 2004 compared to cash used in financing activities totaling $0.6 million in 2003 and 2002. This change is primarily due to the sale of approximately 1.1 million shares of our common stock generating $5.1 million in net proceeds during the second quarter of 2004.  Historically, we had debt obligations under lease and line of credit agreements. Net payments made under these agreements totaled $1.1 million in 2003 and $1.3 million in 2002. As of December 31, 2004, we have no debt obligations.  Absent any significant merger and acquisition activity, we do not expect to incur debt in 2005.

On October 4, 2001, our board of directors approved a Stock Repurchase Plan, authorizing us to repurchase up to 2,000,000 shares of common stock at no more than $3.50 per share. In 2003, we purchased 115,000 shares under this Plan for $289,000.  We did not purchase any shares in 2004 pursuant to this Plan.  We continue to have the authority to purchase additional shares in the future.

Contractual Obligations

We have entered into various agreements that obligate us to make future payments. The table below sets forth the contractual cash obligations that exist as of December 31, 2004:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Minimum License Fees(A)	$115,000	$15,000	$30,000	$20,000	$50,000
Firm Purchase Orders	333,505	333,505	—	—	—
Operating Leases	8,697,595	2,881,707	4,449,251	1,366,637	—
Total Contractual Cash Obligations .	$9,146,100	$3,230,212	$4,479,251	$1,386,637	$50,000

(A)       The terms of the license agreements generally range from the remaining life of the patent up to 25 years.

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Shared-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation.  Statement No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows.  Generally, the approach to accounting for share-based payments in Statement No. 123(R) is similar to the approach described in Statement No. 123.  However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statement based on their fair values.  Statement No. 123(R) is effective at the beginning of the first interim or annual period beginning after June 15, 2005.  Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1.                A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2.                A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company plans to adopt Statement No. 123(R) using the modified-prospective method, which will impact all periods beginning after July 1, 2005.  As permitted by Statement No. 123(R), the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement No. 123(R)’s fair value method will have a significant impact on our future results from operations, although it will have no impact on our overall financial position.  As a result of the anticipated adoption of Statement No. 123(R), the Compensation Committee of the Board of Directors approved the acceleration of vesting on stock options with exercise prices of $5.75 or more effective February 21, 2005, which did not result in an accounting charge under the Opinion 25 intrinsic value method.  While the precise impact of adoption of Statement No. 123(R) cannot be predicted at this time since it will depend on levels of share-based payments granted in the future, we estimate the impact on earnings for the second half of 2005 to be less than $500,000. Statement No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), we have not recognized excess tax deductions historically.

In March 2004, the FASB issued EITF Issue No. 03-01, “The meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provides new guidance for assessing impairment losses on debt and equity investments.  Additionally, EITF Issue No. 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired.  In September 2004, the FASB delayed the accounting provisions of EITF Issue No. 03-1; however, the disclosure requirements remain effective and have been adopted by the Company’s year ended December 31, 2004.  The Company will evaluate the effect, if any, of EITF Issue No. 03-1 when final guidance is released.

In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43 Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “ . . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal to require treatment as a current period charges . . .” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement will be effective for inventory costs during the fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of this statement will have a material impact on its financial condition or results of operations.

In December 2004, the FASB issued FASB Statement No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (SFAS 153). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by the Company beginning January 1, 2006. The Company does not believe that the adoption of SFAS 153 will have a material impact on its financial condition or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Short-term investments.   Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments are and will be in short-term marketable securities, U.S. government securities, asset-backed securities and corporate bonds. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to our principal. The average maturity of our investment portfolio is six months. A 1% change in interest rates would have an effect of approximately $397,000 on the value of our portfolio.

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

We have not in the past taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with DPI AG, DPI LLC or transactions with our worldwide customers, but anticipate that we could begin to hedge against foreign exchange transaction gains and losses resulting from non-Swiss franc invoices issued to customers by DPI AG in the future.  A 10% change in the value of the Swiss franc and Japanese Yen, collectively, relative to the U.S. dollar throughout 2004 would have resulted in a 2% change in revenue for the year ended December 31, 2004.

Inflation.   We do not believe that inflation has had a material impact on our business or operating results during the periods presented.

Item 8.  Financial Statements and Supplementary Data.

Our financial statements appear in a separate section of this Annual Report on Form 10-K beginning on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

During our two most recent fiscal years and since then through today, we have not had a change in our independent auditors nor have there been any reportable disagreements between us and our independent auditors.

Item 9A.  Controls and Procedures.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the fourth quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were designed and operating effectively as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included elsewhere herein.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

To the Shareholders and the
Board of Directors of Discovery Partners International, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Discovery Partners International, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment about the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004, and our report dated March 2, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Diego, California

March 2, 2005

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The sections titled “Directors and Nominees”, “Board Meetings and Committees,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the definitive Proxy Statement which we will file related to the Annual Meeting of Stockholders to be held May 12, 2005 are incorporated herein by reference.

Code of Ethics

We have adopted a Code of Business Conduct that applies to all officers, directors and employees. The Code of Business Conduct is filed herewith as Exhibit 14. If we make any substantive amendments to the Code of Business Conduct or grant any waiver from a provision of the code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website at www.discoverypartners.com.

Item 11. Executive Compensation.

The section titled “Executive Compensation and Other Information” appearing in the definitive Proxy Statement which we will file related to the Annual Meeting of Stockholders to be held May 12, 2005 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The section titled “Principal Stockholders and Security Ownership of Directors and Management” appearing in the definitive Proxy Statement which we will file related to the Annual Meeting of Stockholders to be held May 12, 2005 is incorporated herein by reference.

See Item 5 of Part II of this Form 10-K for the “Equity Compensation Plan Information”.

Item 13. Certain Relationships and Related Transactions.

The section titled “Certain Transactions” appearing in the definitive Proxy Statement which we will file for the Annual Meeting of Stockholders to be held May 12, 2005 is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The section titled “Ratification of Independent Auditors” appearing in the definitive Proxy Statement which we will file for the Annual Meeting of the Stockholders to be held May 12, 2005 is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

Incorporated by Reference to Exhibit 4.2 to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2003
10.1	Second Amended and Restated Investors’ Rights Agreement among the Company and the investors listed on Schedule A thereto, dated April 28, 2000, as amended.	Incorporated by Reference to Exhibit 10.2 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 26, 2000.
10.6	Services Agreement between us and Axys Pharmaceuticals, Inc., dated April 28, 2000.	Incorporated by Reference to Exhibit 10.9 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on June 23, 2000
10.7	First Amendment to Sublease between Axys Pharmaceuticals, Inc. and Axys Advanced Technologies, Inc., dated April 28, 2000.	Incorporated by Reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 9, 2000
10.9	Standstill Agreement between us and Axys Pharmaceuticals, Inc., dated April 28, 2000.	Incorporated by Reference to Exhibit 10.12 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on May 9, 2000
10.20	Standby Letter of Credit between us and Bank of America, dated February 3, 1999.	Incorporated by Reference to Exhibit 10.36 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on May 9, 2000
10.22	Patent License Agreement between us and Abbott Labs, Incorporated, dated January 2, 2001.	Incorporated by Reference to Exhibit 10.22 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 27, 2001
10.23	Indemnification Agreement between us and Sokymat, S.A., dated April 19, 1999.	Incorporated by Reference to Exhibit 10.38 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on May 9, 2000

10.32	Leasehold Contract between Basler Kantonalbank and Discovery Technologies, Ltd., dated June 18, 1997 (English version).	Incorporated by Reference to Exhibit 10.47 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on June 23, 2000
10.33	Leasehold Contract between Basler Kantonalbank and Discovery Technologies, Ltd., dated June 18, 1997 (German version).	Incorporated by Reference to Exhibit 10.48 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on June 23, 2000
10.35*	Key Employment Agreement between us and Riccardo Pigliucci, dated April 17, 1998.	Incorporated by Reference to Exhibit 10.51 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on May 9, 2000
10.43*	2000 Stock Incentive Plan.	Incorporated by Reference to Exhibit 10.59 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 21, 2000
10.44*	2000 Stock Incentive Plan, Form of Notice of Grant.	Incorporated by Reference to Exhibit 10.44 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 27, 2001
10.45*	2000 Stock Incentive Plan, Form of Stock Option Agreement.	Incorporated by Reference to Exhibit 10.45 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 27, 2001
10.46*	2000 Stock Incentive Plan, Form of Stock Issuance Agreement.	Incorporated by Reference to Exhibit 10.46 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 27, 2001
10.47*	2000 Employee Stock Purchase Plan.	Incorporated by Reference to Exhibit 10.60 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 21, 2000
10.48*	2000 Employee Stock Purchase Plan, Form of Stock Purchase Agreement	Incorporated by Reference to Exhibit 10.48 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 27, 2001
10.49*	Form of Indemnification Agreement between us and each of our directors and officers.	Incorporated by Reference to Exhibit 10.61 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on June 23, 2000

10.51	Leasehold Contract between Basler Kantonalbank and Discovery Partners Technologies, Ltd., dated January 31, 2000 (English version).	Incorporated by Reference to Exhibit 10.63 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on June 23, 2000
10.52	Leasehold Contract between Basler Kantonalbank and Discovery Partners Technologies, Ltd., dated January 31, 2000 (German version).	Incorporated by Reference to Exhibit 10.64 to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on June 23, 2000
10.55*	Offer letter between us and Craig Kussman, dated October 29, 2001	Incorporated by Reference to Exhibit 10.55 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 29, 2002
10.56†	Protocol Development and Compound Production Agreement between us and Pfizer Inc., dated December 19, 2001.	Incorporated by Reference to Exhibit 10.56 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 29, 2002
10.57*	Offer letter between us and Taylor J. Crouch, dated June 18, 2002.	Incorporated by Reference to Exhibit 10.57 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2002
10.58	Promissory Note issued by Taylor J. Crouch, dated July 29, 2002.	Incorporated by Reference to Exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2002
10.59†	Amendment No. 1 to the 2001 Agreement between us and Pfizer Inc. effective May 15, 2002.	Incorporated by Reference to Exhibit 10.59 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2002
10.60†	Amendment No. 2 to the 2001 Agreement between us and Pfizer Inc. amended August 13, 2002.	Incorporated by Reference to Exhibit 10.60 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2002
10.61*	Offer letter between us and Douglas A. Livingston, dated November 13, 2002	Incorporated by Reference to Exhibit 10.61 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 21, 2003
10.62†	Amendment No. 3 to the 2001 Agreement between us and Pfizer Inc. amended December 12, 2002.	Incorporated by Reference to Exhibit 10.62 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 21, 2003
10.63*	Amendment No. 1 to Notice of Grant of Stock Option between us and Craig Kussman, dated January 24, 2003	Incorporated by Reference to Exhibit 10.63 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 21, 2003

10.64*	General Release and Settlement Agreement between us and Arnold Hagler, dated December 31, 2002.	Incorporated by Reference to Exhibit 10.64 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 21, 2003
10.65*	Discovery Partners International, Inc. Consulting Agreement between us and Arnold Hagler, dated January 1, 2003	Incorporated by Reference to Exhibit 10.65 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 21, 2003
10.66	Stock Purchase Agreement between us and Arnold Hagler, dated December 31, 2002	Incorporated by Reference to Exhibit 10.66 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 21, 2003
10.67	Amendment No. 1 to Rights Agreement among us, Structural Proteomics, Richard Fine, Boris Klebansky and Arnold Hagler, dated November 2002	Incorporated by Reference to Exhibit 10.67 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 21, 2003
10.68	Stock Purchase Agreement between us and Richard Fine, dated December 13, 2002	Incorporated by Reference to Exhibit 10.68 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 21, 2003
10.69	Stock Purchase Agreement between us and Boris Klebansky, dated December 13, 2002	Incorporated by Reference to Exhibit 10.69 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 21, 2003
10.70	Employment Agreement between Discovery Technologies Ltd (since renamed Discovery Partners International AG) and Urs Regenass dated January 20, 2001	Incorporated by Reference to Exhibit 10.70 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 30, 2003
10.71*	Change in Control Agreement between us and Riccardo Pigliucci, dated August 8, 2003	Incorporated by Reference to Exhibit 10.71 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2003
10.72*	Change in Control Agreement between us and Craig Kussman, dated August 8, 2003	Incorporated by Reference to Exhibit 10.72 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2003
10.73*	Change in Control Agreement between us and Taylor Crouch, dated August 8, 2003	Incorporated by Reference to Exhibit 10.73 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2003
10.74*	Change in Control Agreement between us and John Lillig, dated August 8, 2003	Incorporated by Reference to Exhibit 10.74 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2003

10.75*	Change in Control Agreement between us and Urs Regenass, dated August 8, 2003	Incorporated by Reference to Exhibit 10.75 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2003
10.76*	Change in Control Agreement between us and Richard Neale, dated August 8, 2003	Incorporated by Reference to Exhibit 10.76 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2003
10.77*	Change in Control Agreement between us and Douglas Livingston, dated August 8, 2003	Incorporated by Reference to Exhibit 10.77 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2003
10.78†	Worldwide Distribution and Strategic Alliance Agreement between us and Bruker AXS Inc., dated July 24, 2003	Incorporated by Reference to Exhibit 10.78 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2003
10.79	Industrial Lease between ChemRx Advanced Technologies, Inc. and Shelton International Holdings, Inc.	Incorporated by Reference to Exhibit 10.79 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 10, 2004
10.80†	Chemistry Products and Services Agreement between us and Pfizer Inc., dated February 13, 2004.	Incorporated by Reference to Exhibit 10.80 to the Company’s Form 10-K filed with the Securities and Exchange Commission on March 10, 2004
10.81†	Agreement, dated August 20, 2004, between us and National Institute of Mental Health	Incorporated by Reference to Exhibit 10.81 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2004
10.82*	Separation Agreement between us and Taylor Crouch, dated January 18, 2005	Filed Herewith
14	Code of Business Conduct	Filed Herewith
21.1	Subsidiaries of the Registrant	Filed Herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed Herewith
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

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

Date: March 8, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RICCARDO PIGLIUCCI	Chief Executive Officer and Director	March 8, 2005
Riccardo Pigliucci	(Principal Executive Officer)

/s/ CRAIG KUSSMAN	Chief Financial Officer	March 8, 2005
Craig Kussman	(Principal Financial Officer and Principal Accounting Officer)

/s/ JOHN WALKER	Director	March 9, 2005
John Walker

/s/ ALAN LEWIS	Director	March 9, 2005
Alan Lewis

/s/ HARRY F. HIXSON, JR.	Director	March 8, 2005
Harry F. Hixson, Jr.

/s/ COLIN T. DOLLERY	Director	March 8, 2005
Colin T. Dollery

/s/ HERM ROSENMAN	Director	March 9, 2005
Herm Rosenman

/s/ MICHAEL C. VENUTI	Director	March 9, 2005
Michael C. Venuti

DISCOVERY PARTNERS INTERNATIONAL, INC.

REPORT OF  INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Discovery Partners International, Inc.

We have audited the accompanying consolidated balance sheets of Discovery Partners International, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Discovery Partners International, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Discovery Partners International, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Diego, California

March 2, 2005

DISCOVERY PARTNERS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$13,148,242	$7,846,026
Short-term investments	66,870,268	64,728,243
Accounts receivable, net	14,626,179	11,874,784
Inventories, net	2,841,687	4,148,230
Prepaid expenses	1,750,051	1,309,810
Other current assets	705,912	273,452
Total current assets	99,942,339	90,180,545
Restricted cash	1,120,050	1,196,672
Property and equipment, net	7,206,160	8,408,028
Prepaid royalty, net	4,827,715	6,034,643
Patent and license rights, net	2,286,757	2,620,839
Other assets, net	259,720	743,275
Total assets	$115,642,741	$109,184,002
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,197,186	$2,372,051
Restructuring accrual	293,929	744,141
Accrued compensation	2,517,147	3,416,977
Deferred revenue	1,072,237	4,305,936
Total current liabilities	7,080,499	10,839,105
Deferred rent	155,159	97,964
Stockholders’ equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at December 31, 2004 and 2003	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 26,117,509 and 24,744,831 issued and outstanding at December 31, 2004 and 2003, respectively	26,118	24,745
Common stock issuable	2,656,600	1,026,000
Treasury stock, at cost, 228,702 and 216,886 shares at December 31, 2004 and 2003, respectively	(793,813)	(775,451)
Additional paid-in capital	207,804,460	201,685,793
Deferred compensation	(2,187,229)	(1,054,797)
Accumulated other comprehensive income	629,502	971,970
Accumulated deficit	(99,728,555)	(103,631,327)
Total stockholders’ equity	108,407,083	98,246,933
Total liabilities and stockholders’ equity	$115,642,741	$109,184,002

See accompanying notes.

DISCOVERY PARTNERS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2004	2003	2002
Revenues:
Services	$45,559,724	$47,211,379	$37,873,817
Product	6,004,324	2,615,213	3,441,231
Total revenues	51,564,048	49,826,592	41,315,048
Cost of revenues:
Services	25,999,386	29,204,923	33,374,646
Products	3,439,710	2,464,063	2,112,994
Total cost of revenues	29,439,096	31,668,986	35,487,640
Gross margin	22,124,952	18,157,606	5,827,408
Operating expenses:
Research and development	4,304,835	2,553,531	6,222,383
Selling, general and administrative	14,103,569	13,964,348	12,270,705
Amortization of stock-based compensation	1,001,489	515,229	622,738
Impairment of goodwill and other intangible assets	—	—	51,090,984
Restructuring	—	1,872,986	—
Total operating expenses	19,409,893	18,906,094	70,206,810
Income (loss) from operations	2,715,059	(748,488)	(64,379,402)
Interest income	1,424,860	1,797,980	2,181,614
Interest expense	(6,136)	(40,745)	(144,470)
Foreign currency transaction losses, net	(264,646)	(12,803)	(102,324)
Other income (expense), net	89,219	73,044	(27,320)
Minority interest in consolidated subsidiary	—	—	367,881
Income (loss) before provision for income taxes	3,958,356	1,068,988	(62,104,021)
Provision for income taxes	55,584	10,075	8,821
Net income (loss)	$3,902,772	$1,058,913	$(62,112,842)
Net income (loss) per share:
Basic	$0.15	$0.04	$(2.55)
Diluted	$0.15	$0.04	$(2.55)
Weighted average shares outstanding:
Basic	25,318,937	24,343,721	24,314,891
Diluted	26,271,625	25,076,805	24,314,891
The composition of stock-based compensation is as follows:
Cost of revenues	$—	$3,008	$9,007
Research and development	—	106,263	263,304
Selling, general and administrative	1,001,489	405,958	350,427
	$1,001,489	$515,229	$622,738

See accompanying notes.

DISCOVERY PARTNERS INTERNATIONAL, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	CommonStock		Common Stock	Treasury Stock		Additional	Deferred	Notes Receivable from	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Issuable	Shares	Amount	Paid in Capital	Compensation	Stockholder	Income (loss)	Deficit	Equity
Balance at December 31, 2001	24,262,181	$24,262	$—	(35,000)	$(119,250)	$200,533,917	$(882,964)	$(240,000)	$302,987	$(42,577,398)	$157,041,554
Exercise of options to purchase common stock	108,950	109	—	—	—	157,446	—	—	—	—	157,555
Amortization of stock-based compensation	—	—	—	—	—	—	622,738	—	—	—	622,738
Payment of note receivable from stockholder	—	—	—	—	—	—	—	240,000	—	—	240,000
Comprehensive loss:	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	694,714	—	694,714
Unrealized gain (loss) on investments	—	—	—	—	—	—	—	—	(112,216)	—	(112,216)
Net loss	—	—	—	—	—	—	—	—	—	(62,112,842)	(62,112,842)
Comprehensive loss	—	—	—	—	—	—	—	—	—	—	(61,530,344)
Balance at December 31, 2002	24,371,131	$24,371	$—	(35,000)	$(119,250)	$200,691,363	$(260,226)	$—	$885,485	$(104,690,240)	$96,531,503
Exercise of options to purchase common stock	267,430	267	—	—	—	597,713	—	—	—	—	597,980
Amortization of stock-based compensation	—	—	—	—	—	—	514,929	—	—	—	514,929
Repurchase of company stock	—	—	—	(181,886)	(656,201)	—	—	—	—	—	(656,201)
Issuance of common stock	53,770	54	—	—	—	113,270	—	—	—	—	113,324
Issuance of restricted stock	52,500	53	1,026,000	—	—	283,447	(1,309,500)	—	—	—	—
Comprehensive income:	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	781,393	—	781,393
Unrealized gain (loss) on investments	—	—	—	—	—	—	—	—	(694,908)	—	(694,908)
Net income	—	—	—	—	—	—	—	—	—	1,058,913	1,058,913
Comprehensive income	—	—	—	—	—	—	—	—	—		1,145,398
Balance at December 31, 2003	24,744,831	$24,745	$1,026,000	(216,886)	$(775,451)	$201,685,793	$(1,054,797)	$—	$971,970	$(103,631,327)	$98,246,933
Exercise of options to purchase common stock	135,591	136	—	—	—	375,830	—	—	—	—	375,966
Amortization of stock-based compensation	—	—	—	—	—	73,121	942,915	—	—	—	1,016,036
Repurchase of company stock	—	—	—	(11,816)	(18,362)	(43,192)	28,653	—	—	—	(32,901)
Issuance of common stock	1,147,087	1,147	—	—	—	5,239,598	—	—	—	—	5,240,745
Issuance of restricted stock	90,000	90	1,630,600	—	—	473,310	(2,104,000)	—	—	—	—
Comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	18,695	—	18,695
Unrealized gain (loss) on investments	—	—	—	—	—	—	—	—	(361,163)	—	(361,163)
Net income	—	—	—	—	—	—	—	—	—	3,902,772	3,902,772
Comprehensive income	—	—	—	—	—	—	—	—	—	—	3,560,304
Balance at December 31, 2004	26,117,509	$26,118	$2,656,600	(228,702)	$(793,813)	$207,804,460	$(2,187,229)	$—	$629,502	$(99,728,555)	$108,407,083

See accompanying notes.

DISCOVERY PARTNERS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2003	2002
Operating activities
Net income (loss)	$3,902,772	$1,058,913	(62,112,842)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	5,707,203	5,149,884	5,325,851
Realized loss on investments	180,125	21,177	—
Loss on disposal of fixed assets	161,157	—	—
Impairment of goodwill and other intangible assets	—	—	51,090,984
Amortization of stock based compensation	1,001,489	515,229	622,738
Minority interest in consolidated subsidiary	—	—	(367,881)
Loss on obsolete inventory	—	—	5,781,262
Anticipated contract loss	—	—	1,485,000
Restructuring expense	—	1,872,986	—
Change in operating assets and liabilities:
Accounts receivable	(2,850,975)	(2,393,776)	796,640
Inventories	1,324,475	459,709	(2,213,657)
Other current assets	(542,734)	(224,384)	93,582
Accounts payable and accrued expenses	(545,788)	2,420,706	(271,071)
Contract loss accrual	—	(837,522)	(647,478)
Restructuring accrual	(450,212)	(1,128,845)	—
Deferred revenue	(3,271,355)	1,861,028	(1,718,118)
Deferred rent	57,195	(6,976)	9,640
Restricted cash	76,622	(248,382)	(9,190)
Net cash provided by (used in) operating activities	4,749,974	8,519,747	(2,134,540)
Investing activities
Purchases of property and equipment	(2,193,476)	(2,171,896)	(2,710,281)
Other assets	43,936	380,975	252,984
Purchase of patents, license rights and prepaid royalties	(94,864)	(2,210,617)	(2,211,621)
Purchases of short term investments	(57,982,297)	(63,541,103)	(54,103,167)
Proceeds from maturity of short term investments	54,860,404	59,052,271	19,126,245
Net cash used in investing activities	(5,366,297)	(8,490,370)	(39,645,840)
Financing activities
Proceeds from line of credit	—	—	250,284
Principal payments on capital leases, equipment notes payable, line of credit, and promissory notes	—	(1,056,270)	(1,258,076)
Repayment of note receivable from stockholder	—	—	240,000
Net proceeds from issuance of common stock	5,616,711	711,304	157,555
Purchase of treasury stock	(18,354)	(289,000)	—
Net cash provided by (used in) financing activities	5,598,357	(633,966)	(610,237)
Effect of exchange rate changes	320,182	141,346	(215,595)
Net increase (decrease) in cash and cash equivalents	5,302,216	(463,243)	(42,606,212)
Cash and cash equivalents at beginning of year	7,846,026	8,309,269	50,915,481
Cash and cash equivalents at end of year	$13,148,242	$7,846,026	$8,309,269
Supplemental disclosure of cash flow information
Interest paid	$—	$38,601	$156,616
Income taxes paid	$37,113	$10,075	$8,821
Supplemental schedule of non cash investing and financing activities
Unrealized gain (loss) on investments	$(361,163)	$(694,908)	$(112,216)
Common stock received in payment of notes receivable	$—	$367,201	$—
Deferred compensation related to the issuance of restricted stock	$2,104,000	$1,309,500	$—
Repurchase/forfeiture of restricted stock	$28,653	$—	$—

See accompanying notes.

DISCOVERY PARTNERS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in dollars, except where noted)

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

Basis of Presentation

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

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, such as inventory, prepaid royalty, patents, license rights and restructuring accruals, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

The Company invests its excess cash in marketable securities, principally asset-backed securities, corporate notes and government securities. The Company has established guidelines that maintain safety and liquidity. These guidelines are periodically reviewed and modified if necessary.

The Company considers all highly liquid investments with a remaining maturity of less than three months when purchased to be cash equivalents. At December 31, 2004 and 2003, the cost of cash equivalents was the same as the market value. Accordingly, there were no unrealized gains and losses. The Company evaluates the financial strength of institutions at which significant investments are made and believes the related credit risk is limited to an acceptable level.

Investments

The Company applies SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, to its investments. Under SFAS No. 115, the Company classifies its investments as “Available-for-Sale” and records such assets at estimated fair value in the balance sheet, with unrealized gains and losses, if any, reported in stockholders’ equity (other comprehensive income). The Company invests its excess cash balances in marketable debt securities, primarily government securities, corporate bonds and notes and

DISCOVERY PARTNERS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in dollars, except where noted)

2. Summary of Significant Accounting Policies (Continued)

asset-backed securities, with strong credit ratings. The Company limits the amount of investment exposure as to institutions, maturity and investment type. The realized gains and losses of securities sold is determined based on the specific identification method.

Short-term investments consist of the following:

	Maturity	Amortized	Unrealized		Market
December 31, 2004	in Years	Cost	Gains	Losses	Value
US Government Securities	1 or less	$23,393,889	$—	$(44,290)	23,349,599
Asset Backed	1 or less	2,000,000	204	—	2,000,204
Corporate Securities	1 or less	6,624,211	223	(29,753)	6,594,681
Equities	1 or less	5,000,000	—	—	5,000,000
Total short-term investments		$37,018,100	$427	$(74,043)	$36,944,484
US Government Securities	1 to 2	6,281,935	$—	(78,657)	6,203,278
Asset Backed	1 to 2	20,200,016	1,015	(550,457)	19,650,574
Corporate Securities	1 to 2	4,082,763	—	(10,831)	4,071,932
Total long-term investments		$30,564,714	$1,015	$(639,945)	$29,925,784
		$67,582,814	$1,442	$(713,988)	$66,870,268

	Maturity	Amortized	Unrealized		Market
December 31, 2003	in Years	Cost	Gains	Losses	Value
US Government Securities	1 or less	$14,353,937	$146,590	$(228,855)	$14,271,672
Asset Backed	1 or less	35,263,315	131,333	(342,944)	35,051,704
Corporate Securities	1 or less	7,964,144	148,483	(153,245)	7,959,382
Total short-term investments		$57,581,396	$426,406	$(725,044)	$57,282,758
US Government Securities	1 to 2	$1,501,464	$—	$(562)	$1,500,902
Asset Backed	1 to 2	5,996,765	2,498	(54,680)	5,944,583
Total long-term investments		$7,498,229	$2,498	$(55,242)	$7,445,485
		$65,079,625	$428,904	$(780,286)	$64,728,243

The Company had realized losses on the sale of investments totaling $180,125 and $21,177 and realized gains of $85,812 in 2004, 2003 and 2002, respectively. All realized gains and losses are reclassified out of other comprehensive income (loss) in the period recognized based on specific identification of each security disposed. Proceeds from the sale of short-term investments totaled $7,885,040, $13,832,408 and $12,770,167 in the years ended December 31, 2004, 2003 and 2002, respectively. Interest receivable on investment securities at December 31, 2004 and 2003 totaled $321,517 and $254,892, respectively.

DISCOVERY PARTNERS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in dollars, except where noted)

2. Summary of Significant Accounting Policies (Continued)

Investments considered to be temporarily impaired at December 31, 2004 are as follows:

		Less than 12 months of temporary impairment
	Number of		Unrealized
	Investments	Fair Value	Losses
US Government Securities	14	$25,639,838	$(122,947)
Asset Backed	27	17,962,311	(535,436)
Corporate Securities	8	8,666,063	(40,584)
Total temporarily impaired securities	49	$52,268,212	$(698,967)

		Greater than 12 months of temporary impairment
	Number of	Fair	Unrealized
	Investments	Value	Losses
Asset Backed	1	$807,929	$(15,021)
Total temporarily impaired securities	1	$807,929	$(15,021)

The Company will record an impairment charge if the securities continue to be impaired beyond twelve months or other factors indicate there is permanent impairment. The Company regularly monitors and evaluates the realizable value of its marketable securities. When assessing marketable securities for other-than-temporary declines in value, the Company considers such factors as, among other things, how significant the decline in value is as a percentage of the original cost, how long the market value of the investment has been less than its original cost and the market in general.

The Company believes that the decline in value is temporary and related to the change in market interest rates since purchase. The decline is not related to any company or industry specific event, and all portfolio investments are rated AAA by various rating agencies. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a change in the market interest rate environment.

Allowance for Doubtful Accounts

An allowance for doubtful accounts is established using the specific identification method and totaled $83,000 and $29,282 at December 31, 2004 and 2003, respectively.

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

DISCOVERY PARTNERS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in dollars, except where noted)

2. Summary of Significant Accounting Policies (Continued)

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

As of December 31, 2004, we have prepaid approximately $6.0 million to Abbott Laboratories for royalties related to the µARCS screening technology. This prepayment is carried on our balance sheet as prepaid royalty. In the first quarter of 2004 we began amortization of this asset using a five-year life as we have begun to derive value from the related technology. This technology has been evaluated by several companies including a major pharmaceutical company and based on these evaluations and potential revenues from these and other potential customers, we believe that the carrying value of the asset is not impaired. If we are not successful in generating sufficient revenues in the future from this asset, we may be required to record impairment charges up to $4.8 million.

DISCOVERY PARTNERS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in dollars, except where noted)

2. Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments

Financial instruments, including cash and cash equivalents, accounts payable and accrued liabilities, are carried at cost, which management believes approximates fair value because of the short-term maturity of these instruments.

Inventories

Inventories consist of the following:

	December 31,
	2004	2003
Raw materials	$1,284,817	$1,712,503
Work-in process	2,192,201	3,555,779
Finished goods	18,220,233	17,961,132
	21,697,251	23,229,414
Less reserves	(18,855,564)	(19,081,184)
	$2,841,687	$4,148,230

Inventories are recorded at the lower of cost or market. The Company records write-downs of inventory for estimated obsolescence or non-marketability if there is an excess of cost of inventory over the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than we have projected, additional inventory write-downs may be required. As of December 31, 2004, 92% of our inventory reserve is associated with our chemical compound finished goods inventory. A portion of our net inventory balance represents work-in-process related to two multi-year chemistry collaborations. Estimated losses on any deliverables are recorded when they become apparent. As of December 31, 2004, we have reserved approximately $364,000 against the work-in-process (approximately 62%) representing the anticipated losses on the sale of certain specific chemical compound libraries. The anticipated losses are based on estimated revenue that will be recognized upon shipment of the compound libraries as well as estimated future costs associated with these revenues. Cost of revaluation of inventories totaled $1,510,992, $1,056,909 and $6,259,145 for the years ended December 31, 2004, 2003 and 2002, respectively. The actual losses on the sale of these libraries could differ from management’s estimates.

DISCOVERY PARTNERS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in dollars, except where noted)

2. Summary of Significant Accounting Policies (Continued)

Property and Equipment

Property and equipment consists of the following:

	December 31,
	2004	2003
Furniture and equipment	$21,919,050	$20,382,236
Software	4,810,139	2,470,435
Leasehold improvements	6,524,780	5,352,924
	33,253,969	28,205,595
Less accumulated depreciation and amortization	(26,047,809)	(19,797,567)
	$7,206,160	$8,408,028

Property and equipment, including equipment under capital leases, are stated at cost and depreciated over the estimated useful lives of the assets (three to seven years) or the term of the related lease, using the straight-line method. Maintenance and repairs are charged to operations as incurred. Amortization of assets acquired under capital leases is included in depreciation expense. Depreciation and amortization expense of property and equipment totaled $3,476,972, $4,778,700 and $5,325,851 for the years ended December 31, 2004, 2003 and 2002, respectively.

Prepaid Royalty, Patents and License Rights

Prepaid royalty, patents and license rights consist of the following:

	December 31, 2004			December 31, 2003
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Value	Amortization	Net	Value	Amortization	Net
Prepaid royalty	$6,034,643	$(1,206,928)	$4,827,715	$6,034,643	$—	$6,034,643
Patents	2,862,020	(971,096)	1,890,924	2,765,804	(685,945)	2,079,859
License rights	1,256,666	(860,833)	395,833	1,585,862	(1,044,882)	540,980
Other intangible assets	—	—	—	1,221,105	(1,221,105)	—
Total intangible assets	$10,153,329	$(3,038,857)	$7,114,472	$11,607,414	$(2,951,932)	$8,655,482

DISCOVERY PARTNERS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in dollars, except where noted)

2. Summary of Significant Accounting Policies (Continued)

Amortization expense related to amortizable intangible assets was $1,636,487, $876,252, and $573,373 for the years ended December 31, 2004, 2003 and 2002, respectively. During 2004, there were additions of $96,216 and write-offs of $1,550,301 of fully amortized assets. The estimated annual amortization expense of all intangible assets for the years ended December 31 after 2004 is as shown in the following table. Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, asset impairments and other factors.

2005	$1,605,891
2006	1,605,891
2007	1,605,891
2008	1,601,724
2009	298,963
Thereafter	396,112
$7,114,472

Other Assets

Other assets consist of chemical compounds purchased by DPI AG for its screening services. The compounds are stated at cost and depreciated over the estimated useful lives of the assets (four years) using the straight-line method. The net carrying value of these assets approximates or is less than their net realizable value.

Revenue Recognition

Product sales.   Revenue from product sales, which include the sale of instruments and related consumables, is recorded as products are shipped if the costs of such shipments can be reasonably estimated and if all the customer’s acceptance criteria have been met. Certain of our contracts for product sales include customer acceptance provisions that give our customers the right of replacement if the delivered product does not meet specified criteria; however, we have historically demonstrated that the products meet the specified criteria and the number of customers exercising their right of replacement has been insignificant and therefore, once we have completed our internal testing, we recognize revenue without providing for such contingency upon shipment. Revenue from product sales by use of distributors is recognized as products are shipped after consideration of the criteria set forth in Statement of Financial Accounting Standard No. 48, Revenue Recognition When Right of Return Exists.

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

DISCOVERY PARTNERS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in dollars, except where noted)

2. Summary of Significant Accounting Policies (Continued)

Effective August 20, 2004, the Company entered into a multi-year contract with The National Institute of Mental Health (NIH) to set up and maintain a Small Molecule Repository to manage and provide up to one million chemical compounds to multiple NIH Screening Centers as part of the NIH Roadmap Initiative. Revenue under this contract is recorded as costs are incurred, which include indirect costs that are based on provisional rates estimated by management and a portion of the fixed fee, which is recognized under the proportional performance method. This is our first government contract, therefore, we have no historical experience negotiating final indirect cost rates with the government. This contract is funded, in its entirety, by NIH, Department of Health and Human Services. Payments to us for performance under this contract are subject to audit by the Defense Contract Audit Agency (DCAA) and is subject to government funding. We provide a reserve against our receivables for estimated losses that may result from rate negotiations, audit adjustments and/or government funding availability. As of December 31, 2004, no such reserve was considered necessary. To the extent that we incur adjustments due to rate negotiations, audit adjustments, or government funding availability, our revenue may be impacted.

Screening services.   High throughput screening service revenues are recognized on the proportional performance method. Advances received under these high throughput screening service agreements are initially recorded as deferred revenue, which is then recognized as costs are incurred over the term of the contract. Certain of these contracts may allow the customer the right to reject the work performed; however, we have no history of material rejections and historically we have been able to recognize revenue without providing for such contingency.

Other licenses and services.   Other licenses and services revenue includes royalty revenue due to us under the Xenometrix patent licensing agreements, development contract revenue, product related services revenue and warranty services revenue related to our instrumentation sales. Royalty revenue is recognized upon receipt of monies, provided we have no future obligation with respect to such payments. Development contract revenues are recognized on the proportional performance method. Product related service revenues are recognized when the performance of the service is complete. Warranty services revenue is recognized when the related product is shipped and extended warranty services revenue is recognized ratably over the service period. Warranty obligations were $240,310 and $44,241 at December 31, 2004 and 2003, respectively.

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

DISCOVERY PARTNERS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in dollars, except where noted)

2. Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for common stock options granted to employees and directors using the intrinsic value method and, thus, recognizes no compensation expense for such stock-based awards where the exercise prices are equal to or greater than the fair value of the Company’s common stock on the date of the grant. The Company has recorded deferred stock compensation related to certain stock options which were granted with exercise prices below estimated fair value, restricted stock and rights to acquire restricted stock (see Note 5). In accordance with APB No. 25, deferred compensation is included as a reduction of stockholders’ equity and is being amortized to expense on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation No. 28 over the vesting period of the options, restricted stock and rights to acquire restricted stock.

Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, requires the Company to report in the consolidated financial statements, in addition to net income, comprehensive income (loss) and its components including foreign currency items and unrealized gains and losses on certain investments in debt and equity securities. For the three years in the period ended December 31, 2004, the Company has disclosed comprehensive income (loss) in its consolidated statements of stockholders’ equity. The accumulated balances for each item included in accumulated other comprehensive income (loss) is as follows:

	December 31,
	2004	2003
Foreign currency translation adjustment	$1,342,048	$1,323,353
Unrealized loss on investments	(712,546)	(351,383)
Accumulated other comprehensive income	$629,502	$971,970

DISCOVERY PARTNERS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in dollars, except where noted)

2. Summary of Significant Accounting Policies (Continued)

Net Income (Loss) Per Share

Basic and diluted net income (loss) per share is presented in conformity with SFAS No. 128, Earnings per Share. In accordance with SFAS No. 128, basic net income (loss) per share has been computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding (including vested deferred stock units) during the period, less shares subject to repurchase. Diluted net income (loss) per share has been computed by dividing net income (loss) by the weighted-average number of common and common stock equivalent shares outstanding during the period calculated using the treasury stock method, less shares subject to repurchase. Common equivalent shares, composed of outstanding stock options, restricted stock, contingently issuable stock and warrants, are included in diluted net income (loss) per share to the extent these shares are dilutive. The computations for basic and diluted earnings per share are as follows:

	Income	Shares	Earnings
	(Numerator)	(Denominator)	Per Share
Year Ended December 31, 2004
Basic earnings per share:
Net income	$3,902,772	25,318,937	$0.15
Diluted earnings per share:
Dilutive stock options	—	587,742	—
Common stock issuable	—	364,946	—
Net income plus assumed conversions	$3,902,772	26,271,625	$0.15
Year Ended December 31, 2003
Basic earnings per share:
Net income	$1,058,913	24,343,721	$0.04
Diluted earnings per share:
Dilutive stock options	—	633,426	—
Common stock issuable	—	99,658	—
Net income plus assumed conversions	$1,058,913	25,076,805	$0.04

The total number of shares issuable upon exercise of stock options and warrants excluded from the calculation of diluted earnings per share since they are anti-dilutive were 1,940,315, 1,845,012 and 1,446,534 in 2004, 2003 and 2002, respectively.

DISCOVERY PARTNERS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in dollars, except where noted)

2. Summary of Significant Accounting Policies (Continued)

Pro forma information regarding net income or loss is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options and shares issued pursuant to the Employee Stock Purchase Plan under the fair value method of that Statement. The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for option grants:

	Years Ended December 31,
	2004	2003	2002
Risk-free interest rate	3.5%	3.5%	4.5%
Dividend yield	0%	0%	0%
Volatility factor	79%	87%	97%
Weighted average life in years	5.8	6.7	6.6

For purposes of adjusted pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company’s adjusted pro forma information is as follows:

	Years Ended December 31,
	2004	2003	2002
Net income (loss), as reported	$3,902,772	$1,058,913	$(62,112,842)
Deduct: Total stock-based compensation expense determined under fair value based method	(2,900,964)	(2,979,216)	(2,989,299)
Pro forma net income (loss)	1,001,808	$(1,920,303)	$(65,102,141)
Income (loss) per share:
Basic and diluted—as reported	$0.15	$0.04	$(2.55)
Basic and diluted—pro forma	$0.04	$(0.08)	$(2.68)

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

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Shared-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123(R) supersedes APB Opinion No. 25, Accounting for

DISCOVERY PARTNERS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in dollars, except where noted)

2. Summary of Significant Accounting Policies (Continued)

Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach to accounting for share-based payments in Statement No. 123(R) is similar to the approach described in Statement No. 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statement based on their fair values. Statement No. 123(R) is effective at the beginning of the first interim or annual period beginning after June 15, 2005. Statement 123(R) permits public companies to adopt its requirements using one of two methods:

1.                A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date.

2.                A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company plans to adopt Statement No. 123(R) using the modified-prospective method, which will impact all periods beginning after July 1, 2005. As permitted by Statement No. 123(R), the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement No. 123(R)’s fair value method will have a significant impact on our future results from operations, although it will have no impact on our overall financial position. As a result of the anticipated adoption of Statement No. 123(R), the Compensation Committee of the Board of Directors approved the acceleration of vesting on stock options with exercise prices of $5.75 or more effective February 21, 2005, which did not result in an accounting charge under the Opinion 25 intrinsic value method. While the precise impact of adoption of Statement No. 123(R) cannot be predicted at this time since it will depend on levels of share-based payments granted in the future, the Company estimates that the impact on earnings for the second half of 2005 will be less than $500,000. Statement No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), we have not recognized excess tax deductions historically.

In March 2004, the FASB issued EITF Issue No. 03-01, “The meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which provides new guidance for assessing impairment losses on debt and equity investments. Additionally, EITF Issue No. 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF Issue No. 03-1; however, the disclosure requirements remain effective and have been adopted by the Company’s year ended December 31, 2004. The Company will evaluate the effect, if any, of EITF Issue No. 03-1 when final guidance is released.

DISCOVERY PARTNERS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in dollars, except where noted)

2. Summary of Significant Accounting Policies (Continued)

In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43 Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “ . . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal to require treatment as a current period charges . . .” This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement will be effective for inventory costs during the fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of this statement will have a material impact on its financial condition or results of operations.

In December 2004, the FASB issued FASB Statement No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (SFAS 153). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by the Company beginning January 1, 2006. The Company does not believe that the adoption of SFAS 153 will have a material impact on its financial condition or results of operations.

Foreign Currency Translation

The financial statements of DPI AG are measured using the local currency, the Swiss Franc, as the functional currency. DPI AG accounts are translated from their local currency to the U.S. dollar using the current exchange rate in effect at the balance sheet date for the balance sheet accounts, and using the average exchange rate during the period for revenues and expense accounts. The effects of translation for DPI AG are recorded as a separate component of stockholders’ equity (accumulated other comprehensive income (loss)). DPI AG conducts its business with customers in local currencies. Exchange gains and losses arising from these transactions are recorded using the actual exchange differences on the date the transaction is settled. The carrying value of net assets of DPI AG at December 31, 2004 totaled $1,159,593.

DISCOVERY PARTNERS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in dollars, except where noted)

2. Summary of Significant Accounting Policies (Continued)

The financial statements of DPI LLC are measured using the local currency, the Japanese Yen, as the functional currency. DPI LLC accounts are translated from their local currency to the U.S. dollar using the current exchange rate in effect at the balance sheet date for the balance sheet accounts, and using the average exchange rate during the period for revenues and expense accounts. The effects of translation for DPI LLC are recorded as a separate component of stockholders’ equity (accumulated other comprehensive income (loss)). DPI LLC conducts its business in local currencies. Exchange gains and losses arising from these transactions are recorded using the actual exchange differences on the date the transaction is settled. The carrying value of net assets of DPI LLC at December 31, 2004 totaled $9,854.

3. Restructuring Accrual

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

There were no additional restructuring costs incurred 2004.

DISCOVERY PARTNERS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in dollars, except where noted)

3. Restructuring Accrual (Continued)

The following table summarizes the activity and balances of the restructuring reserve:

	Severance		Moving,
	and Retention	Costs to	Relocation and
	Bonuses	Exit Certain	Other Costs
	for Involuntary	Contractual	Related to
	Employee	and Lease	Consolidation
	Terminations	Obligations	of Facilities	Total
Balance at December 31, 2002	$—	$—	$—	$—
Reserve Established	375,599	919,171	578,216	1,872,986
Utilization of reserve:
Payments	(375,599)	(175,030)	(578,216)	(1,128,845)
Balance at December 31, 2003	$—	$744,141	$—	$744,141
Utilization of reserve:
Payments	—	(450,212)	—	(450,212)
Balance at December 31, 2004	$—	$293,929	$—	$293,929

The Company expects to complete the utilization of the reserve related to this restructuring by July 2005.

4. Commitments and Contingencies

Leases

The Company leases certain buildings under operating leases, which expire at varying dates through January 2008. The operating lease related to the Company’s corporate headquarters allows the Company to renew for two additional five-year periods. Rent expense was $2,727,901, $2,495,943 and $2,265,926 for the years ended December 31, 2004, 2003, and 2002, respectively.

Annual future minimum lease obligations under the Company’s operating leases as of December 31, 2004 are as follows:

Operating
Leases
2005	$2,866,252
2006	2,490,630
2007	1,958,621
2008	1,366,637
2009	—
Thereafter	—
Total minimum lease payments	$8,682,140

At December 31, 2004 and 2003, there were no assets under capital leases.

DISCOVERY PARTNERS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in dollars, except where noted)

4. Commitments and Contingencies (Continued)

Licensing and Purchase Commitments

The Company develops, manufactures and sells certain products under several licensing and purchasing agreements. The licensing agreements require payments based upon various percentages of sales from products. Terms of the licensing agreements generally range from the remaining life of the patent up to 25 years. Total license costs incurred under these agreements were $104,502, $34,403 and $257,575 for the years ended December 31, 2004, 2003 and 2002, respectively.

To maintain exclusivity, certain of the licensing agreements require guaranteed minimum annual license payments. Future minimum guaranteed payments at December 31, 2004 are as follows:

Minimum payments
2005	$15,000
2006	15,000
2007	15,000
2008	10,000
2009	10,000
Thereafter	50,000
Total minimum license payments	$115,000

The Company also has purchase commitments from time to time for the purchase of capital expenditures and raw materials. Obligations under these commitments totaled $333,505 and $136,336 at December 31, 2004 and 2003, respectively. Such purchase commitments for equipment expire in 2005.

Executive Employment Agreements

The Company has entered into employment agreements with key executives that provide for the continuation of salary if terminated for reasons other than cause, as defined in those agreements. At December 31, 2004, the future employment contract commitments for such key executives totaled approximately $1.3 million for the fiscal year ending December 31, 2005 and none for years thereafter.

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

DISCOVERY PARTNERS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in dollars, except where noted)

4. Commitments and Contingencies (Continued)

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

Restricted Cash

The Company has restricted cash of $1,120,050 and $1,196,672 as of December 31, 2004 and 2003, respectively, collateralizing obligations under lease and line of credit agreements.

5. Stockholders’ Equity

Common Stock

On July 27, 2000, the Company sold 5,000,000 shares of common stock at $18.00 per share through an Initial Public Offering. On August 27, 2000, the underwriters exercised their option to acquire an additional 750,000 shares, also at $18.00 per share.

On May 4, 2004, our secondary public offering was declared effective by the SEC. A total of 8,305,300 shares of common stock at a price of $5.00 per share were made available to the public. Axys Pharmaceuticals, Inc., then a stockholder of the Company, registered 7,222,000 shares for resale, with the remaining 1,083,300 shares registered for sale by the Company to the underwriters to cover over-allotments. We received proceeds from the offering, of the shares registered for sale by the Company, of $5.1 million net of discounts.

On October 4, 2001, the Company’s Board of Directors authorized a Stock Repurchase Plan, whereby the Company was authorized to repurchase up to 2,000,000 shares of the Company’s common stock at no

DISCOVERY PARTNERS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in dollars, except where noted)

5. Stockholders’ Equity (Continued)

more than $3.50 per share. In October 2001, the Company purchased 35,000 shares of its common stock for a total of $119,250 pursuant to its Stock Repurchase Plan. In February 2003, an additional 115,000 shares were purchased for a total of $289,000..

In July 2003, the Company accepted 66,886 shares of the Company’s common stock in lieu of cash from former employees in payment of obligations to the Company totaling $367,200.

Stock Options

In November 1995, the Company adopted the 1995 Stock Option/Stock Issuance Plan, under which 2,350,000 shares of common stock were reserved for issuance of stock and stock options granted by the Company. In July 2000, the Company adopted the 2000 Stock Incentive Plan (the “Plan”) as the successor plan to the 1995 Stock Option/Stock Issuance Plan. 3,300,000 shares of common stock were reserved under the Plan, including shares rolled over from its 1995 Plan. The Plan provides for the grant of incentive and nonstatutory options. The exercise price of options must equal at least the fair value on the date of grant. The options generally vest over a four-year period. Options granted prior to January 1, 2003 are exercisable immediately, subject to the Company’s right of repurchase. Options granted after January 1, 2003 are exercisable as the options vest. All options expire no later than ten years after the date of grant.

A summary of the Company’s stock option activity and related information is as follows:

	Years Ended December 31,
	2004		2003		2002
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at beginning of period	3,396,560	$5.34	3,566,852	$5.44	2,748,267	$5.88
Granted	370,100	5.75	475,700	3.74	1,381,578	4.82
Exercised	(135,591)	2.78	(263,873)	2.23	(112,675)	1.48
Forfeited	(268,707)	6.36	(382,119)	6.50	(450,318)	7.17
Outstanding at end of period	3,362,362	$5.40	3,396,560	$5.34	3,566,852	$5.44
Exercisable	2,851,667	$5.48	2,992,117	$5.52	3,531,808	$5.44

Following is a further breakdown of the options outstanding as of December 31, 2004:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$0.20 – 1.50	139,250	3.3	$0.65	139,250	$0.65
$1.51 – 6.56	2,794,340	7.2	$4.66	2,283,729	$4.59
$6.57 – 12.00	306,867	6.0	$8.81	306,783	$8.81
$12.01 – 24.00	121,905	5.7	$19.40	121,905	$19.40
	3,362,362			2,851,667

DISCOVERY PARTNERS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in dollars, except where noted)

5. Stockholders’ Equity (Continued)

Exercise prices for options outstanding as of December 31, 2004 ranged from $0.20 to $24.00 per share. The weighted-average remaining contractual life of those options is approximately 6.9 years. The weighted-average fair value of the options granted in 2004, 2003 and 2002 is $4.39, $2.97 and $3.27 per share, respectively.

At December 31, 2004, options for 310,528 shares were available for future grant.

Employee Stock Purchase Plan

In June 2000, the Board of Directors and stockholders adopted the Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during defined offering periods. The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. In addition, the Purchase Plan provides for annual increases of shares available for issuance under the Purchase Plan beginning with fiscal 2001. Employee participation in the Purchase Plan commenced August 1, 2002. As of December 31, 2004 a total of 1,592,101 shares of the Company’s common stock were reserved for future issuance under the Purchase Plan. Pursuant to the Purchase Plan, the participating employees purchased 63,787 shares of the Company’s common stock during 2004.

Deferred Stock Compensation

In conjunction with the Company’s initial public offering completed in July 2000, the Company recorded deferred stock compensation totaling approximately $2.7 million and $1.0 million during the years ended December 31, 2000 and 1999, respectively, representing the difference at the date of grant between the exercise or purchase price and estimated fair value of the Company’s common stock as estimated by the Company’s management. Additionally, the Company awarded 142,500 shares of restricted stock and rights to acquire 500,000 shares of restricted stock in August 2003 and July 2004, collectively, pursuant to the Company’s 2000 Stock Incentive Plan to certain of the Company’s key employees resulting in an increase in deferred compensation of $3.4 million. The restricted stock and rights to acquire restricted stock vest in annual installments over a four-year period. In accordance with APB No. 25, deferred compensation is included as a reduction of stockholders’ equity and is being amortized to expense on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation No. 28 over the vesting period of the options, restricted stock and rights to acquire restricted stock. During 2004 and 2003, the Company recorded stock-based compensation expense of $1,001,489 and $515,229, respectively. Common stock issuable represents the fair value at the time of grant of the shares issuable in the future.

Stockholder Rights Agreement

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

DISCOVERY PARTNERS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in dollars, except where noted)

5. Stockholders’ Equity (Continued)

price of $19.00 per unit, subject to adjustment. Under certain conditions, the rights may be redeemed by the Company’s Board of Directors in whole, but not in part, at a price of $0.01 per right.

Warrants

In connection with the acquisition of AAT in 2000, the Company issued warrants exercisable through May 5, 2005 to purchase a total of 200,000 shares of common stock at a purchase price of $8.00 per share. None of these warrants have been exercised through December 31, 2004. Only holders of shares issued and outstanding maintain voting rights.

Common Shares Reserved For Future Issuance

At December 31, 2004 common shares reserved for future issuance consist of the following:

Stock and stock options	4,172,890
Employee stock purchase plan	1,592,101
Warrants	200,000
5,964,991

6. Income Taxes

At December 31, 2004, the Company had federal and California income tax net operating loss carryforwards of approximately $18.7 million and $12.8 million, respectively. The difference between the federal and California tax net operating loss carryforwards is primarily attributable to the capitalization of research and development expenses and the percentage limitation on the carryover of net operating losses for California income tax purposes.

The federal and California tax loss carryforwards will begin to expire in 2010 and 2005, respectively, unless previously utilized. The Company also has federal and California research tax credit carryforwards of approximately $2.7 million and $1.4 million, respectively. The federal research tax credit carryforwards will begin to expire in 2011 unless previously utilized. The California research tax credits will carry forward indefinitely. Pursuant to Internal Revenue Code Sections 382 and 383, use of the net operating loss and credit carryforwards may be limited because of a cumulative change in ownership of more than 50%, which may have occurred for tax purposes. As of December 31, 2004, the Company had approximately $33.5 million in tax-deductible goodwill and other intangibles related to the purchase of Axys Advanced Technologies in May 2000. The majority of this amount is amortized over a 15-year period for tax purposes.

DISCOVERY PARTNERS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in dollars, except where noted)

6. Income Taxes (Continued)

Significant components of the Company’s deferred tax assets are shown below. A valuation allowance of $33.9 million has been recognized to offset the deferred tax assets as realization of such assets is uncertain.

	December 31,
	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$7,268,542	$8,466,143
Research and development credits	3,889,479	3,569,637
Capitalized research and development expenses	236,593	241,599
Intangible assets	13,797,211	15,455,336
Inventory reserves	7,682,888	5,210,973
Other, net	1,150,848	1,718,994
Total deferred tax assets	34,025,561	34,662,682
Valuation allowance for deferred tax assets	(33,846,406)	(33,931,324)
Net deferred tax assets	179,155	731,358
Deferred tax liabilities:
Acquisitions	(179,155)	(731,358)
Net deferred tax assets	$—	$—

7. Retirement Plan

In 1996, the Company established a 401(k) plan covering substantially all domestic employees. The Company pays all administrative fees of the plan. The plan contains provisions allowing for the Board of Directors to declare a discretionary match. There were no matching contributions declared by the Board of Directors for the year ended December 31, 2002. In 2003, the Board of Directors authorized a matching contribution equal to 50% of the first 6% deferred by the employee to be awarded annually unless rescinded by a future decision by the Board of Directors. Accordingly, $327,307 was paid in January 2004 and there was an accrual of $350,822 as of December 31, 2004 which was paid in January 2005. Plan administration costs totaled $22,752, $20,978 and $21,032 for the years ended December 31, 2004, 2003 and 2002, respectively.

8. Significant Customers, Suppliers and Foreign Operations

Most of the Company’s operations and long-lived assets are based in the United States. DPI AG, located near Basel, Switzerland, had long-lived assets totaling $2,839,038 and $2,862,362 at December 31, 2004 and 2003, respectively. Net income for DPI AG totaled $1,063,557 and $94,988 for the years ended December 31, 2004 and 2003, respectively. DPI AG incurred a net loss of $1,907,226 for the year ended December 31, 2002.

DISCOVERY PARTNERS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in dollars, except where noted)

8. Significant Customers, Suppliers and Foreign Operations (Continued)

The geographic breakdown of our revenues for the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
United States	75%	80%	67%
Foreign Countries	25%	20%	33%
	100%	100%	100%

Major customers are defined as those responsible for 10% or more of revenues and have historically included collaborative partners, pharmaceutical and biopharmaceutical companies. In 2004, 2003 and 2002, 53%, 62% and 41% of the Company’s revenue, respectively, came from Pfizer.

In February 2004, we entered into a broadened collaboration agreement with Pfizer that replaced our prior collaboration with Pfizer that we entered into in December 2001. Under this agreement, we collaborate with Pfizer to design and develop custom libraries of drug-like compounds that are owned by and exclusive to Pfizer. We manufacture and purify the compounds to high purity standards using, among other methods, our proprietary ARW purification technology. The agreement has a two-year term, however, Pfizer has a contractual right to terminate the contract, with or without cause, upon six months notice after January 5, 2005. In such event, Pfizer will retain exclusive rights to the libraries of compounds that we have delivered to Pfizer, and will be obligated to pay us for the minimum contracted compound libraries and manufacturing and purification services during the notice period. In addition, either party may terminate the agreement upon the material, uncured breach of the other party, and Pfizer may terminate the agreement if we are acquired by a third party or in the event of a change in control of the Company. In the fourth quarter of 2004, we exercised our right to deliver additional compounds in 2004, not to exceed the number of compounds scheduled for delivery in the first quarter of 2005 as stipulated in the contract. These additional shipments in 2004 equaled our allotment for the first quarter of 2005 and resulted in additional revenue of $4.2 million in the fourth quarter of 2004 that will not be recognized in the first quarter of 2005. As such, we anticipate that this contract will provide for a significantly lower percentage of our revenue in 2005. The agreement expires by its natural terms on January 6, 2006. It is uncertain at this time whether we will be successful in entering into new agreements with this customer or any others in sufficient amounts to replace the capacity resulting from the completion of this contract.

The Company depends on sole source suppliers for the mesh component of its reactors, the RF tags used in its commercial products and the two dimensional bar code tags used in its NanoKan reactors.

9. Related Party Transactions

In June 2002, the Company hired Taylor J. Crouch and in July 2002 he was appointed its President and Chief Operating Officer. In connection with Mr. Crouch’s employment offer, the Company agreed to assist him in his relocation from Massachusetts to California. On July 29, 2002, we loaned Mr. Crouch $300,000 against his full recourse non-interest bearing promissory note.   On January 18, 2005 the Company entered into a separation agreement with Taylor Crouch whereby Mr. Crouch’s employment with the Company ended effective January 18, 2005 (the “Separation Agreement”). Pursuant to the terms of the Separation Agreement, Mr. Crouch received a lump sum payment of $378,538 on January 28, 2005. Additionally, the balance owed totaling $300,000 by Mr. Crouch pursuant to the promissory note made by

DISCOVERY PARTNERS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in dollars, except where noted)

9. Related Party Transactions (Continued)

Mr. Crouch to the Company, was reduced by the amount equivalent to the amount that Mr. Crouch could have earned from participation in the Company’s incentive compensation plan for fiscal year 2004, of approximately $106,000, plus an amount equivalent to the sum of the fair market value, on January 18, 2005, of 21,250 shares of the Company Stock under a stock grant as if such stock grant had vested as to an additional 25% plus an amount equivalent to the fair market value, as of January 18, 2005, of 8,750 vested shares of the Company’s Common Stock, less any applicable withholding taxes. The remaining balance was paid in full by Mr. Crouch. Accordingly, the $300,000 note has been classified as a current asset on the balance sheet as of December 31, 2004. In addition, Mr. Crouch will have until January 18, 2006 to exercise any of his vested options.

On April 28, 2000, the Company acquired Axys Advanced Technologies, Inc. (“AAT”) from Axys Pharmaceuticals. Axys Pharmaceuticals owned 10,000,000 shares of the 10,006,250 issued and outstanding shares of common stock of AAT, and received 7,425,000 shares of our common stock, a promissory note in the principal amount of $550,000 and $50,000 in cash as merger consideration. The promissory note was paid in full in August 2000. In connection with this merger, the Company also issued a warrant to Axys Pharmaceuticals to purchase 200,000 shares of its common stock at a per-share price of $8.00. In November 2001, the Celera Genomics group of Applera Corporation acquired Axys Pharmaceuticals. In 2004, Axys Pharmaceuticals sold their shares of the Company’s common stock.

At the time the Company acquired AAT, the Company entered into a Compound Supply Agreement with Axys Pharmaceuticals pursuant to which the Company provided combinatorial chemistry products and services to Axys Pharmaceuticals. In the year ended December 31, 2002, the Company reported revenue of $366,425 from Axys Pharmaceuticals. No such revenue was reported for 2003 and 2004.

Additionally, the Company subleased its facility in South San Francisco, California from Axys Pharmaceuticals until November 2003. In the fiscal years ended December 31, 2003 and 2002, the Company paid Axys Pharmaceuticals a total of $787,194 and $724,226, respectively, under this agreement.

DISCOVERY PARTNERS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in dollars, except where noted)

10. Revenues by Product Category

The Company operates in one industry segment: the development, manufacture and marketing of products and services to make the drug discovery process more efficient, less expensive and more likely to generate a drug target. Such products and services include libraries of drug-like compounds, proprietary instruments, consumable supplies, drug discovery services, compound management services, computational tools to generate compound libraries, and testing and screening services to optimize potential drugs. Additionally, the Company licenses proprietary gene profiling systems. The Company’s products and services are complementary, and share the same customers, distribution and marketing strategies. In addition, in making operating and strategic decisions, the Company’s management evaluates revenues based on the worldwide revenues of each major product line and type of service, and profitability on an enterprise-wide basis. Revenue by product and service category is as follows:

	Years Ended
	December 31, 2004	December 31, 2003
Chemistry services	$34,720,549	$37,350,781
Screening services	9,323,305	7,049,248
Products	6,007,284	2,615,207
Other licenses and services	1,512,910	2,811,356
Total revenues	$51,564,048	$49,826,592

A total of 53% and 62% for 2004 and 2003, respectively, of revenue came from the Company’s chemistry contracts with Pfizer.

11. Subsequent Event

In February 2005, the Company entered into a binding letter of intent, subject to confirmatory due diligence, to acquire Biofrontera Discovery GmbH (Biofrontera), based in Heidelberg, Germany, the natural products drug discovery subsidiary of Biofrontera AG, a privately held specialty pharmaceutical business. In accordance with the terms of the letter of intent, the Company has agreed to fund the ongoing operations of Biofrontera during the due diligence period which could reach up to €400,000 (approximately $500,000). The Company does not expect the purchase price to be significant to the Company’s total assets.

DISCOVERY PARTNERS INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Amounts in dollars, except where noted)

12. Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods. Summarized quarterly data for fiscal 2004 and 2003 are as follows (in thousands, except per share data):

	2004 Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31
Revenues	$11,808	$12,999	$12,575	$14,182
Cost of revenues	6,551	7,807	6,820	8,261
Gross margin	$5,257	$5,192	$5,755	$5,921
Income from operations	$632	$561	$401	$1,121
Net income	$1,046	$740	$750	$1,367
Net income per share, basic and diluted(1)	$0.04	$0.03	$0.03	$0.05

	2003 Quarter Ended
	Mar 31	Jun 30	Sep 30	Dec 31
Revenues	$12,704	$11,248	$11,409	$14,466
Cost of revenues	9,107	7,257	6,882	8,423
Gross margin	$3,597	$3,991	$4,527	$6,043
Income (loss) from operations(2)	$(265)	$(1,704)	$106	$1,115
Net income (loss)	$278	$(1,261)	$545	$1,497
Net income (loss) per share, basic and diluted(1)	$0.01	$(0.05)	$0.02	$0.06

(1)          Net income (loss) per share is calculated independently for each of the quarters presented. Therefore, the sum of the quarterly net income (loss) per share will not necessarily equal the total for the year.

(2)          Loss from operations for the three months ended June 30, 2003 reflects the charge for restructuring costs of $1.6 million. Loss from operations for the three months ended September 30, 2003 reflects additional restructuring costs of $315,000.