Form 10-Q
period 2005-03-31
DISCOVERY PARTNERS INTERNATIONAL INC
filed 2005-05-10
CIK 1113148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number 000-31141

DISCOVERY PARTNERS INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0655706
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9640 Towne Centre Drive

San Diego, California 92121

(Address of Principal Executive Offices, Including Zip Code)

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

Yes  ☒   No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒   No  ☐

As of May 6, 2005 a total of 26,191,885 shares of the Registrant’s Common Stock, $0.001 par value, were issued and outstanding.

DISCOVERY PARTNERS INTERNATIONAL, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements:
Condensed Consolidated Balance Sheets At March 31, 2005 (unaudited) and December 31, 2004
Condensed Consolidated Statements of Operations for the Three months Ended March 31, 2005 and 2004 (unaudited)
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004 (unaudited)
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

DISCOVERY PARTNERS INTERNATIONAL, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Discovery Partners International, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,661,707	$13,148,242
Short-term investments	49,240,767	66,870,268
Accounts receivable, net	5,714,357	14,333,777
Inventories, net	3,834,864	2,841,687
Prepaid and other current assets	2,167,777	2,748,365
Total current assets	96,619,472	99,942,339
Restricted cash	1,120,050	1,120,050
Property and equipment, net	6,714,293	7,206,160
Prepaid royalty, net	4,525,983	4,827,715
Patent and license rights, net	1,189,475	2,286,757
Other assets, net	780,900	259,720
Total assets	$110,950,173	$115,642,741
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,886,304	$3,083,610
Accrued compensation	1,541,342	2,630,723
Restructuring accrual	329,796	293,929
Deferred revenue	3,157,309	1,072,237
Total current liabilities	6,914,751	7,080,499
Deferred rent	156,461	155,159
Stockholders’ equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2005 and December 31, 2004	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 26,186,571 and 26,117,509 issued and outstanding at March 31, 2005 and December 31, 2004, respectively	26,187	26,118
Common stock issuable	2,204,600	2,656,600
Treasury stock, at cost, 237,452 and 228,702 shares at March 31, 2005 and December 31, 2004, respectively	(830,563)	(793,813)
Additional paid-in capital	208,123,215	207,804,460
Deferred compensation	(1,623,411)	(2,187,229)
Accumulated other comprehensive income	255,774	629,502
Accumulated deficit	(104,276,841)	(99,728,555)
Total stockholders’ equity	103,878,961	108,407,083
Total liabilities and stockholders’ equity	$110,950,173	$115,642,741

See accompanying notes

Discovery Partners International, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31, 2005	March 31, 2004
Revenues:
Services	$6,846,155	$10,271,304
Products	221,316	1,536,046
Total revenues	7,067,471	11,807,350
Cost of revenues:
Services	5,224,256	5,460,840
Products	188,490	1,089,994
Total cost of revenues	5,412,746	6,550,834
Gross margin	1,654,725	5,256,516
Operating expenses:
Research and development	1,251,580	893,424
Selling, general and administrative	4,082,494	3,562,276
Impairment of intangible asset	1,000,000	—
Restructuring	129,672	—
Amortization of stock-based compensation	284,400	169,838
Total operating expenses	6,748,146	4,625,538
Income (loss) from operations	(5,093,421)	630,978
Interest income	464,706	343,965
Foreign currency transaction gains, net	48,587	48,403
Other income, net	33,399	27,063
Income (loss) before provision for income taxes	(4,546,729)	1,050,409
Provision for income taxes	1,557	4,895
Net income (loss)	$(4,548,286)	$1,045,514
Net income (loss) per share, basic	$(0.18)	$0.04
Weighted average shares outstanding, basic	25,842,519	24,533,395
Net income (loss) per share, diluted	$(0.18)	$0.04
Weighted average shares outstanding, diluted	25,842,519	25,612,959

The composition of stock-based compensation is as follows:
Cost of revenues	$—	$188
Research and development	—	5,478
Selling, general and administrative	284,400	164,172
	$284,400	$169,838

See accompanying notes

Discovery Partners International, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31, 2005	March 31, 2004

OPERATING ACTIVITIES
Net income (loss)	$(4,548,286)	$1,045,514
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	1,338,056	1,366,085
Amortization of stock-based compensation	284,400	169,838
Restructuring expense	129,672	—
Realized (gain) loss on investments	77,633	36,291
Loss on disposal of property and equipment	1,208	—
Impairment on intangible assets	1,000,000	—
Change in operating assets and liabilities:
Accounts receivable	8,391,578	2,225,864
Inventories	(1,010,484)	(1,060,208)
Other current assets	526,131	19,286
Accounts payable, accrued compensation and accrued expenses	(2,226,153)	(2,340,475)
Restructuring accrual	(93,805)	(103,519)
Deferred revenue	2,150,896	(1,098,420)
Deferred rent	1,302	21,308
Restricted cash	—	150,164
Net cash provided by operating activities	6,022,148	431,728
INVESTING ACTIVITIES
Purchases of property and equipment	(523,235)	(426,744)
Other assets	(576,991)	(20,948)
Purchase of patents, license rights and prepaid royalties	(2,274)	(46,163)
Proceeds from sales and maturities of short-term investments	23,439,519	10,648,563
Purchases of short-term investments	(5,995,801)	(12,938,837)
Net cash provided by (used in) investing activities	16,341,218	(2,784,129)
FINANCING ACTIVITIES
Net proceeds from issuance of common stock	153,291	294,953
Net cash provided by financing activities	153,291	294,953
Effect of exchange rate changes	(3,192)	(41,066)
Net increase (decrease) in cash and cash equivalents	22,513,465	(2,098,514)
Cash and cash equivalents at beginning of period	13,148,242	7,846,026
Cash and cash equivalents at end of period	$35,661,707	$5,747,512
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$2,000	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Unrealized loss on investments	$67,581	$15,836
Repurchase/forfeiture of restricted stock	$452,000	$—
Common stock received in payment of employee notes receivable	$36,750	$—

See accompanying notes

DISCOVERY PARTNERS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

MARCH 31, 2005

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. The condensed consolidated balance sheet as of March 31, 2005, condensed consolidated statements of operations for the three months ended March 31, 2005 and 2004, and the condensed consolidated statements of cash flows for the  three months ended March 31, 2005 and 2004 are unaudited, but include all adjustments (consisting of normal recurring adjustments), which Discovery Partners International, Inc. (the Company) considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2005 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004 included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries, Discovery Partners International AG (DPI AG), ChemRx Advanced Technologies, Inc., Xenometrix, Inc., Discovery Partners International L.L.C. (DPI LLC), Structural Proteomics, Inc. (substantially inactive),  Systems Integration Drug Discovery Company, Inc. (substantially inactive) and Irori Europe, Ltd. (substantially inactive). All intercompany accounts and transactions have been eliminated.

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

2. Net Income (Loss) Per Share

Basic and diluted net income (loss) per share is presented in conformity with Statement of Financial Accounting Standard (SFAS) No. 128, Earnings per Share. In accordance with SFAS No. 128, basic net income (loss) per share has been computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase.  Diluted net income per share has been computed by dividing net income by the weighted-average number of common shares outstanding and common stock equivalent shares outstanding during the period calculated using the treasury stock method, less shares subject to repurchase. Common stock equivalent shares, composed of outstanding stock options and warrants, are included in diluted net income per share to the extent these shares are dilutive. In loss periods, common stock equivalents are excluded from the computation of diluted net loss per share as their effect would be anti-dilutive.  The computations for basic and diluted earnings per share are as follows:

	Income (Numerator)	Shares (Denominator)	Earnings Per Share
Three Months Ended March 31, 2005
Basic earnings per share:
Net loss	$(4,548,286)	25,842,519	$(.18)
Diluted earnings per share:
Dilutive stock options	—	—	—
Common stock issuable	—	—	—
Net loss plus assumed conversions	$(4,548,286)	25,842,519	$(.18)

Three Months Ended March 31, 2004
Basic earnings per share:
Net income	$1,045,514	24,533,395	$0.04
Diluted earnings per share:
Dilutive stock options	—	837,064	—
Common stock issuable	—	242,500	—
Net income plus assumed conversions	$1,045,514	25,612,959	$0.04

The total number of shares issuable upon exercise of stock options and warrants excluded from the calculation of diluted earnings per share since they are anti-dilutive were 3,506,466 and 798,688 for the three months ended March 31, 2005 and 2004, respectively.

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

	Three months Ended March 31,
	2005	2004
Risk-free interest rate	4.0%	3.5%
Dividend yield	0%	0%
Volatility factor	78%	87%
Weighted average life in years	5.3	6.7

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company’s pro forma information is as follows:

	Three Months Ended March 31,
	2005	2004
Net income (loss), as reported	$(4,548,286)	$1,045,514
Deduct: Total stock-based compensationexpense determined under fair value based method	(1,449,134)	(740,543)
Pro forma net income (loss)	$(5,997,420)	$304,971

Earnings (loss) per share:
Basic and diluted - as reported	$(0.18)	$0.04
Basic and diluted - pro forma	$(0.23)	$0.01

4. Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, requires the Company to report, in addition to net income (loss), comprehensive income (loss) and its components. A summary follows:

	Three Months Ended
	March 31, 2005	March 31, 2004

Comprehensive income (loss):
Foreign currency translation adjustment	$(306,147)	$490,491
Unrealized (loss) on investments	(67,581)	(15,836)
Net income (loss).	(4,548,286)	1,045,514
Comprehensive income (loss)	$(4,922,014)	$1,520,169

5. Inventory

Inventories are recorded at the lower of weighted average cost or market. Inventories consist of the following:

	March 31, 2005	December 31, 2004
Raw materials	$1,350,157	$1,284,817
Work-in-process	3,073,818	2,192,201
Finished goods	18,216,159	18,220,233
	22,640,134	21,697,251
Less reserves	(18,805,270)	(18,855,564)
	$3,834,864	$2,841,687

6. Prepaid Royalty, Patents and License Rights

Prepaid royalty, patents and license rights consist of the following:

	March 31, 2005			December 31, 2004
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Prepaid royalty	$6,034,643	$(1,508,660)	$4,525,983	$6,034,643	$(1,206,928)	$4,827,715
Patents	1,870,961	(1,052,319)	818,642	2,862,020	(971,096)	1,890,924
License rights	1,250,000	(879,167)	370,833	1,256,666	(860,833)	395,833

Total intangible assets	$9,155,604	$(3,440,146)	$5,715,458	$10,153,329	$(3,038,857)	$7,114,472

During the three months ended March 31, 2005 the Company recorded an impairment charge of $1,000,000 on patent rights to a proprietary gene profiling system that is licensed and which enables the Company to offer toxicology research products and services. The loss of a customer, during the three month period, required the reevaluation of the recoverability of the gross carrying value of the asset. In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company estimated the future cash flows to test the asset for recoverability. The Company considered all available evidence and developed estimates based on historical rates of attrition of the customer base, future cash generating capacity and future expenditures necessary to maintain the asset. An expected present value technique, in which a series of cash flow scenarios that reflect the range of possible outcomes are discounted to estimate the fair value of the asset. Revenues generated by this asset are included in service revenues.

Amortization expense related to intangible assets was $401,289 and $439,796 for the three months ended March 31, 2005 and 2004, respectively. The Company began amortization in the first quarter of 2004 of the prepaid royalty of $6,034,643 for royalties the Company prepaid to Abbott Laboratories related to the µARCS screening technology.  This amortization is being recorded ratably over five years. The estimated amortization expense of intangible assets for the remaining nine-month period in fiscal 2005 is approximately $1,081,133 and for each of the five succeeding years ending December 31 is as shown in the following table. Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, asset impairments and other factors.

2006	$1,441,509
2007	1,441,509
2008	1,437,341
2009	134,580
Thereafter	179,386
$4,634,325

7. Restructuring Accrual

In April 2003, the Company announced that it would consolidate its domestic chemistry facilities into two centers of excellence: in South San Francisco for primary screening library design and synthesis programs and in San Diego for lead optimization and medicinal chemistry projects. At the same time, the Company announced its plans to establish new offshore chemistry capabilities to take advantage of lower cost structures. These actions resulted in the closure of its Tucson facility. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, severance and retention bonuses for involuntary employee terminations and the costs to exit certain contractual and lease obligations were accrued as of the restructuring date. Moving, relocation and other costs related to consolidation of facilities were expensed as incurred.  Under the restructuring plan, 28 employees were involuntarily terminated, including scientific and administrative staff.  Restructuring charges totaled $1,872,986 for the year ended December 31, 2003 and $129,672 for the three months ended March 31, 2005 and were comprised of the following in the aggregate:

	Three Months Ended March 31, 2005	Total
Severance and Retention Bonuses for Involuntary Employee Terminations	$—	$375,599
Costs to Exit Certain Contractual and Lease Obligations	129,672	944,171
Moving, Relocation and Other Costs Related to Consolidation of Facilities	—	682,887
Total Restructuring Expense	$129,672	$2,002,657

The following table summarizes the activity and balances of the restructuring reserve:

	Severance and Retention Bonuses for Involuntary Employee Terminations	Costs to Exit Certain Contractual and Lease Obligations	Moving, Relocation and Other Costs Related to Consolidation of Facilities	Total
Balance at December 31, 2003	$—	$744,141	$—	$744,141
Utilization of reserve:
Payments	—	(450,212)	—	(450,212)
Balance at December 31, 2004	$—	$293,929	$—	$293,929
Reserve established	—	129,672	—	129,672
Utilization of reserve:
Payments	—	(93,805)	—	(93,805)
Balance at March 31, 2005	$—	$329,796	$—	$329,796

The Company expects to complete the utilization of the reserve related to this restructuring by July 2005.

8. Revenues by Product Category

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

	Three Months Ended
	March 31, 2005	March 31, 2004

Chemistry services	$5,151,339	$7,389,785
Screening services	1,510,306	2,039,174
Products	221,316	1,536,046
Other licenses and services	184,510	842,345
Total revenues	$7,067,471	$11,807,350

A total of 37% and 51% for the three months ended March 31, 2005 and 2004, respectively of revenue came from Pfizer.

9. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Shared-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation.  Statement No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows.  Generally, the approach to accounting for share-based payments in Statement No. 123(R) is similar to the approach described in Statement No. 123.  However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statement based on their fair values. In April 2005, the SEC delayed implementation of FASB 123R for publicly traded companies such that they must apply this Standard as of the beginning of the next fiscal year that begins after June 15, 2005. Statement 123(R) permits public companies to adopt its requirements using one of two methods:

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

The Company plans to adopt Statement No. 123(R) using the modified-prospective method, which will impact all periods beginning after December 31, 2005.  As permitted by Statement No. 123(R), the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement No. 123(R)’s fair value method will have a significant impact on our future results from operations, although it will have no impact on our overall financial position.  As a result of the anticipated adoption of Statement No. 123(R), the Compensation Committee of the Board of Directors approved the acceleration of vesting on stock options with exercise prices of $5.75 or more effective February 21, 2005, which did not result in an accounting charge under the Opinion 25 intrinsic value method.  The Company has not determined the impact of adoption of Statement No. 123(R) at this time since it will depend on levels of share-based payments granted in the future. Statement No.

123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), we have not recognized excess tax deductions historically due to our accumulated loss position.

10. Significant Events

On April 22, 2005, Discovery Partners International, Inc. (“Discovery Partners”), through its newly formed subsidiary Discovery Partners International AG, entered into and completed a Business Transfer Agreement with Biofrontera Discovery GmbH (“Biofrontera”), a biotechnology company in Heidelberg, Germany and Biofrontera AG, the parent of Biofrontera.  Pursuant to the agreement Discovery Partners will acquire substantially all the assets and assume certain liabilities of Biofrontera for an aggregate purchase price of €980,000 (Euros nine hundred eighty thousand) which is equivalent to approximately $1.3 million, plus any applicable value added tax.

On March 31, 2005, Discovery Partners International, Inc. entered into an employment agreement with Michael C. Venuti, Ph.D. to serve as the Company’s Chief Scientific Officer.  This agreement is for an indefinite term and may be terminated by Dr. Venuti or the Company at any time, with or without cause.  In connection with Dr. Venuti’s employment agreement, the Company awarded Dr. Venuti a restricted stock grant, subject to board approval, for 200,000 shares of the Company’s common stock pursuant to the Company’s 2000 Stock Incentive Plan.  The restricted stock will vest at the end of five years from the grant date subject to acceleration of vesting.

PART I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

THIS FORM 10-Q CONTAINS CERTAIN STATEMENTS THAT ARE NOT STRICTLY HISTORICAL AND ARE “FORWARD-LOOKING” STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND INVOLVE A HIGH DEGREE OF RISK AND UNCERTAINTY. SUCH STATEMENTS INCLUDE BUT ARE NOT LIMITED TO STATEMENTS REGARDING OUR ESTIMATED FUTURE AMORTIZATION EXPENSE, EXPECTED FUTURE REVENUES UNDER OUR CHEMISTRY CONTRACT WITH PFIZER, THE ESTIMATED COSTS TO CLOSE OUR TUCSON FACILITY, OUR CASH RESOURCES, OUR FUTURE CASH FLOWS, OUR FUTURE DEBT LEVELS, OUR FUTURE CAPITAL EXPENDITURES AND STATEMENTS ABOUT OUR EXPECTATIONS RELATED TO PROFITABILITY.  OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS DUE TO RISKS AND UNCERTAINTIES THAT EXIST IN OUR OPERATIONS, DEVELOPMENT EFFORTS AND BUSINESS ENVIRONMENT, INCLUDING THOSE DESCRIBED BELOW UNDER THE HEADING “RISKS AND UNCERTAINTIES” AND THOSE DESCRIBED IN OUR FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2004 AND OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

Our current products that are based on proprietary technology were developed internally and include the X-Kan, NanoKan Systems, high throughput chemistry systems that can generate up to hundreds of thousands  of discrete compounds per year, the AutoSort System, an automated chemistry system and a manual chemistry system. All of these systems include hardware and software platforms and use consumables that our customers purchase for every compound that is synthesized using these automation systems. We also offer Crystal Farm, our proprietary self-contained crystallization and imaging system that provides automated high throughput incubation and imaging of thousands of protein crystallization experiments. In late 2004, we introduced our proprietary vial, tube and microplate storage and retrieval system that provides an automated solution to high volume and variable-sized compound storage formats.

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

Concentrations

During the three months ended March 31, 2005, 37% of our revenue came from our chemistry contract with Pfizer.  We anticipate that this contract will provide for $6.7 million in the second quarter of 2005, $6.1 million in the third quarter of 2005 and $3.6 million in the fourth quarter of 2005.  The agreement expires by its natural terms on January 6, 2006.  It is uncertain at this time whether we will be successful in entering into new agreements with this customer or any others in sufficient amounts to replace the capacity resulting from the completion of this contract.

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

Revenue recognition.  Revenue is recognized as follows:

Product sales.   Revenue from product sales, which includes the sale of instruments and related consumables, is recorded as products are shipped if the costs of such shipments can be reasonably estimated and if all the customer’s acceptance criteria have been met. Certain of our contracts for product sales include customer acceptance provisions that give our customers the right of replacement if the delivered product does not meet specified criteria; however, we have historically demonstrated that the products meet the specified criteria and the number of customers exercising their right of replacement has been insignificant and therefore, once we have completed our internal testing, we recognize revenue without providing for such contingency upon shipment.  Revenue from product sales by use of distributors is recognized as products are shipped if we meet the criteria set forth in Statement of Financial Accounting Standard No. 48, Revenue Recognition When Right of Return Exists.

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

Effective August 20, 2004, the Company entered into a multi-year contract with The National Institutes of Mental Health (NIH) to set up and maintain a Small Molecule Repository to manage and provide up to one million chemical compounds to multiple NIH Screening Centers as part of the NIH Roadmap Initiative.  Revenue under this contract is recorded as costs are incurred, which include indirect costs that are based on provisional rates estimated by management at the time we submitted our proposal.  We have calculated our actual indirect costs to be greater than our provisional rates and management fully intends to negotiate recovery of these higher costs with the government.  Since this is our first government contract, we have no historical experience negotiating final indirect cost rates with the government and therefore all cost overruns have been expensed.  This contract is funded, in its entirety, by NIH, Department of Health and Human Services.  Payments to us for performance under this contract are subject to audit by the Defense Contract Audit Agency (DCAA) and are subject to government funding.  We provide a reserve against our receivables for estimated losses that may result from rate negotiations, audit adjustments and/or government funding availability.  As of March 31, 2005, no such reserve was considered necessary.  To the extent that we incur adjustments due to rate negotiations, audit adjustments, or government funding availability, our revenue may be impacted.

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

Other licenses and services.   Other licenses and services revenue includes royalty revenue due to us under the Xenometrix patent licensing agreements, development contract revenue, product related services revenue and warranty services revenue related to our instrumentation sales.  Royalty revenue is recognized upon receipt of monies, provided we have no future obligation with respect to such payments.  Development contract revenues are recognized on the proportional performance method .  Product related service revenues are recognized when the performance of the service is complete.  Warranty services revenue is recognized when the related product is shipped and extended warranty services revenue is recognized ratably over the service period.

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

Inventory.   Inventories are recorded at the lower of cost or market. We write-down our inventory for estimated obsolescence or non-marketability if there is an excess of cost of inventory over the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than we have projected, additional inventory write-downs may be required.  As of March 31, 2005, 97% of our inventory reserve is associated with our chemical compound finished goods inventory. A portion of our net inventory balance represents work-in-process related to two multi-year chemistry collaborations. Estimated losses on any deliverables are recorded when they become apparent. As of March 31, 2005, we have reserved approximately $194,000 against the work-in-process representing the anticipated loss on the sale of a certain chemical compound library.  The anticipated loss is based on the estimated revenue that will be recognized upon shipment of the compound library as well as estimated future costs associated with this revenue.  The actual loss on the sale of this library could differ from management’s estimates.

Long-lived assets.   In accounting for long-lived assets, we make estimates about the expected useful lives and the potential for impairment. Changes in the marketplace, technology or our operations could result in changes to these estimates. Our long-lived assets are evaluated for impairment when events and circumstances indicate that the assets may be impaired. If impairment is indicated, we reduce the carrying value of the asset to fair value. As of March 31, 2005, we have prepaid approximately $6.0 million to Abbott Laboratories for royalties related to the µARCS screening technology. This prepayment is carried on our balance sheet as a prepaid royalty.  In the first quarter of 2004 we began amortization of this asset using a five-year life as we have begun to derive value from the related technology.  This technology has been evaluated by several companies including a major pharmaceutical company and, based on these evaluations and potential revenues from these and other potential customers, we believe that the carrying value of the asset is not impaired. If we are not successful in generating sufficient revenues in the future from this asset, we may be required to record impairment charges up to $4.5 million. During the three months ended March 31, 2005 we recorded an impairment charge of $1,000,000 on patent rights to a proprietary gene profiling system that is licensed and which enables us to offer toxicology research products and services. The loss of a customer required the reevaluation of the recoverability of the gross carrying value of the asset. Revenues generated by this asset are included in service revenues. If we are not successful in generating sufficient revenues in the future from this asset, we may be required to record additional impairment charges up to $820,000.

Results of Operations

Revenue.   Total revenue decreased 40% to $7.1 million for the three months ended March 31, 2005 from $11.8 million for the three months ended March 31, 2004. The decrease was due primarily to decreases in chemistry and instrumentation product revenue.  The decrease in chemistry services revenue of approximately $2.2 million resulted primarily from a decrease of $3.3 million in revenue generated from Pfizer.  In the fourth quarter of 2004, we exercised our right to deliver additional compounds in 2004, not to exceed the number of compounds scheduled for delivery in the first quarter of 2005 as stipulated in the contract.  These additional shipments in 2004 equaled our allotment for the first quarter of 2005 and resulted in additional revenue of $4.2 million in the fourth quarter of 2004 that was, therefore, not recognized in the first quarter of 2005.  This decrease was partially offset by new business with the National Institutes of Mental Health.  The decrease in instrumentation product revenue of approximately $1.3 million was due to the lack of Crystal Farm sales.  Additionally, in the first quarter of 2004 we completed a development contract to supply GlaxoSmithKline X-Kan Chemistry Synthesis Systems, which did not generate revenue in the first quarter of 2005.

In the first quarter of 2005 and 2004, 37% and 51%, respectively, of our revenue came from our chemistry contract with Pfizer.  We anticipate that this contract will provide for $6.7 million in the second quarter of 2005, $6.1 million in the third quarter of 2005 and $3.6 million in the fourth quarter of 2005.  Pfizer has the right to terminate the contract without cause by giving six months’ notice.  The agreement expires by its natural terms on January 6, 2006.  It is uncertain at this time whether we will be successful in entering into new agreements with this customer or any others in sufficient amounts to replace the capacity resulting from the completion of this contract.  In addition, pursuant to our Crystal Farm distribution agreement with Bruker AXS (Bruker), we shipped Crystal Farm CF-400 units to Bruker during 2004 in accordance with Bruker’s minimum guaranteed purchase levels but in excess of Bruker’s actual shipments to end users. As a result of the higher than expected level of inventory Bruker is carrying at present, we do not anticipate a significant volume of Crystal Farm CF-400 shipments during at least the first half of 2005.  During the three months ended March 31, 2005, we did not sell any Crystal Farm units.

Gross margin.   Gross margin as a percentage of revenue decreased to 23% for the three months ended March 31, 2005 from 45% for the three months ended March 31, 2004.  The decrease in gross margin for 2005 is primarily due to lower volumes of screening and chemistry services revenue and instrumentation product revenue.  The decrease in gross margin was partially offset by the margin on the new NIH business.

Research and development expenses.   Research and development expenses consist primarily of salaries and benefits, supplies and expensed development materials, and facilities costs including equipment depreciation.  Research and development expenses increased 40% to $1.3 million for the three months ended March 31, 2005 from $893,000 for the three months ended March 31, 2004.  Research and development expenses increased primarily due to an increase in internal programs focused on the Crystal Farm product, compound storage solutions, in silico tools and assays and drug discovery process development.  Research and development expenses as a percentage of revenues were 18% and 8% for the three months ended March 31, 2005 and 2004, respectively.

Selling, general and administrative expenses.   Selling, general and administrative expenses consist primarily of salaries and benefits for sales, marketing and administrative personnel, advertising and promotional expenses, professional services, and facilities costs. Selling, general and administrative expenses increased 15% to $4.1 million for the three months ended March 31, 2005 compared to $3.6 million for the three months ended March 31, 2004. Selling, general and administrative expenses increased primarily due to the payments made to our former Chief Operating Officer under the separation agreement we entered into in January 2005 and increases in business development activities partially offset by decreased incentive compensation costs due to underperformance against corporate goals.  Selling, general and administrative expenses as a percentage of revenues were 58% and 30% for the three months ended March 31, 2005 and 2004, respectively.

Restructuring expenses.   During 2003, we closed our Tucson facility.  As a result, the estimated costs to exit certain contractual and lease obligations, among other things, were accrued as of the restructuring date.  During the three months ended March 31, 2005, we incurred approximately $130,000 in additional restructuring expense resulting from an increase in the estimate to restore the facility to its original condition as stipulated in the lease.  We do not expect to incur any additional restructuring charges related to the Tucson closure.

Stock-based compensation.   We awarded 142,500 shares of restricted stock and rights to acquire 500,000 shares of restricted stock in August 2003 and July 2004, collectively.  As a result, we have recorded deferred stock-based compensation to be amortized on an accelerated basis over the period that these options, restricted stock grants and rights to acquire restricted stock vest. The deferred stock-based compensation expense was approximately $284,000 and $170,000 for the three months ended March 31, 2005 and 2004, respectively.

Impairment of intangible assets.   We recorded an impairment charge of $1,000,000 during the three months ended March 31, 2005 on patent rights to a proprietary gene profiling system that is licensed and which enables the Company to offer toxicology research products and services. The loss of a customer required the reevaluation of the recoverability of the carrying value of the asset. No impairment charges were recognized during the same period in 2004.

Interest income.   Interest income increased 35% to $465,000 for the three months ended March 31, 2005 compared to $344,000 for the three months ended in March 31, 2004. The increase in interest income is due primarily to higher yields and a decrease in realized losses in the first quarter 2005 compared to 2004.

Foreign currency transaction losses.   We realized $49,000 and $48,000 in foreign currency transaction gains in the three months ended March 31, 2005 and 2004.

Concentrations.   We derive a significant percentage (37% and 51% in the three months ended March 31, 2005 and 2004, respectively) of our revenues from a single customer under a chemistry collaboration agreement. This contract may be terminated with six months notice after January 5, 2005 and the terms of this contract or others may not be favorable to us in the future.  The agreement expires by its natural terms on January 6, 2006.  It is uncertain at this time whether we will be successful in entering into new agreements with this customer or any others in sufficient amounts to replace the capacity resulting from the completion of this contract. Additionally, a large portion of our expenses is relatively fixed in nature. Accordingly, if revenues decline, we may not be able to correspondingly reduce our operating expenses, which would negatively impact our future operating results for a particular fiscal period.

In addition, we believe our operating results may fluctuate significantly from quarter to quarter due to the possibility of fluctuations in revenues as well as other factors, many of which are outside of our control, such as, customers’ budgetary constraints. Consequently, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

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

At March 31, 2005, cash and cash equivalents and short-term investments totaled approximately $84.9 million, compared to $80.0 million at December 31, 2004.

Operating Activities.   We rely on cash on hand and cash flows from operations to provide working capital for current and future operations. We believe we have sufficient cash resources to fund existing operations for the next twelve months. Cash flows provided by operating activities totaled $6.0 million and $432,000 in the first quarter of 2005 and 2004, respectively. The increase in operating cash flows in 2005 compared to 2004 was primarily due to a significant decrease in accounts receivables and increase in deferred revenues as we received payments from our customers in the first quarter of 2005 offset partially by our operating loss, an increase in inventory and a decrease in accounts payable and accrued expenses primarily as a result of incentive payments made to key employees in the first quarter of 2005.  We currently expect the acquisition of Biofrontera GmbH to require approximately $2.4 million in cash to fund operations for the remainder of fiscal 2005. We currently expect an operating loss for the year ended December 31, 2005, which could negatively impact our cash flows from operations in the future.

Investing Activities.   Cash provided by investing activities totaled $16.3 million in the first quarter 2005 compared to cash used in investing activities of $2.8 million in the first quarter of 2004.  The increase in cash provided by investing activities in 2005 compared to 2004 is due primarily to an increase in investment of highly liquid investments classified as cash equivalents versus short-term investments during the first quarter of 2005 offset by prepayments made in connection with our acquisition of assets from Biofrontera Discovery GmbH.

We currently anticipate investing approximately $4.0 million to $5.0 million during the remainder of 2005 for leasehold improvements and capital equipment necessary to support the future growth in compound management services and integrated drug discovery collaborations. Our actual future capital requirements will depend on a number of factors, including our success in increasing sales of both existing and new products and services, expenses associated with unforeseen litigation, regulatory changes, competition and technological developments, and potential future merger and acquisition activity as well as research and development spending.

Financing Activities.   Cash provided by financing activities totaled $153,000 and $295,000 in the first quarter of 2005 and 2004, respectively. This change is primarily due to lower proceeds from the exercise of stock options.  Absent any significant merger and acquisition activity, we do not expect to incur debt in 2005.

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

A significant portion of our actual first quarter 2005 and anticipated annual 2005 revenues were and will be, as the case may be, derived from the chemistry collaboration we entered into with Pfizer originally in December 2001. In February 2004, the agreement with Pfizer was amended. Under this agreement, Pfizer has a contractual right to terminate the contract, with or without cause, upon six months notice after January 5, 2005. Either party may also terminate the agreement upon the material, uncured breach of the other party, and Pfizer may terminate the agreement if we are acquired by a third party or in the event of a change in control of our company. During the first quarter of 2005, revenue from Pfizer represented 37% of our total revenue. As a result of exercising our right under the Pfizer agreement to deliver additional compounds in 2004, not to exceed the number of compounds scheduled for delivery in the first quarter of 2005, we recognized $4.2 million of additional revenues in 2004, which has reduced the amount of revenues we generated in the first quarter of 2005 under this agreement. As of March 31, 2005, 36% of the total $46 million of potential revenue under the existing Pfizer agreement remains to be earned and recognized. If our relationship with Pfizer or our contracts with other customers to whom we provide significant products or services are terminated, or not renewed after January 5, 2006, we will have substantial capacity available until we are able to find new customers for our products and services to utilize that capacity. We may be delayed in entering or not able to enter into contracts with new customers to utilize any available capacity. We will continue to bear the costs of that capacity until we are able to enter into contracts with customers for those products or services. Revenues with respect to those products and services may be delayed or we may not recognize revenues at all to the extent we are delayed in entering or not able to enter into contracts with new customers to utilize available capacity.

Our strategy places a high degree of emphasis on integrated drug discovery collaborations, an area of higher risk and complexity.

Since our strategy focuses on more significant value added integrated drug discovery collaborations with biotechnology companies we now rely on this relatively complex form of customer engagement to generate revenue. As a result of the inherent complexity of such collaborations, we have an increased risk of being unable to reach agreement with the prospective customer for such collaborations or of structuring sub-optimal arrangements that fail to adequately compensate us for the risks inherent in such collaborations.

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

If we do not generate adequate revenues from our intellectual property investments, we may have to record significant impairment charges.

We have prepaid approximately $6.0 million to Abbott Laboratories for royalties related to the µARCS screening technology. This prepayment is carried on our balance sheet as prepaid royalty net of $1.5 million of accumulated amortization. We acquired the patent rights to a proprietary gene profiling system in connection with our acquisition of Xenometrix in 2001. The loss of a customer required the reevaluation of the recoverability of the gross carrying value of the asset in the first quarter of 2005, which resulted in an impairment charge of $1.0 million. If we are not successful in generating revenues in the future from these assets, we may be required to record impairment charges up to $5.3 million collectively, which would materially impact our profitability.

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

We have incurred significant operating and net losses since our inception. As of March 31, 2005, we had an accumulated deficit of $104.3 million. Although we generated net income during 2004 of $3.9 million, we had a net loss of $4.5 million for the first quarter of 2005, respectively. We may also in the future incur operating and net losses and negative cash flow from operations. We did not achieve operating profitability until the third quarter of 2003 and we may not be able to achieve or maintain profitability in any quarter in the future. We currently expect an operating loss for the year ended December 31, 2005. If we do achieve profitability in the future, the level of any profitability cannot be predicted and may vary significantly from quarter to quarter.

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

We have a limited history of offering our products and services, including informatics tools, biology services, µARCS, toxicology services, Crystal Farm, natural products, compound management and combinatorial chemistry instrumentation systems. It is uncertain whether our current customers will continue to use these products and services or whether new customers will use these products and services. In order to be successful, our products and services must meet the requirements of the pharmaceutical and biopharmaceutical industries, and we must convince potential customers to use our products and services instead of competing technologies and offerings. Moreover, we cannot thrive unless we can achieve economies of scale on our various offerings. Market acceptance will depend on many factors, including our ability to:

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

Our future success will depend to a significant extent on our ability to attract, retain and motivate highly skilled scientists and sales personnel. In addition, our business would be significantly harmed if we lost the services of Riccardo Pigliucci, our chief executive officer or Dr. Michael Venuti, our chief scientific officer. We do not maintain life insurance on any of our officers. Our ability to maintain, expand or renew existing collaborations with our customers, enter into new collaborations and provide additional services to our existing customers depends, in large part, on our ability to hire and retain scientists with the skills necessary to keep pace with continuing changes in drug discovery technologies and sales personnel who are highly motivated. Additionally, it is difficult for us to find qualified sales personnel in light of the fact that our sales personnel generally hold PhD’s in scientific fields. Our U.S. employees are “at will,” which means that they may resign at any time, and we may dismiss them at any time (subject, in some cases, to severance payment obligations). We believe that there is a shortage of, and significant competition for, scientists with the skills and experience in the sciences necessary to perform the services we offer. We compete with pharmaceutical companies, biopharmaceutical companies, combinatorial chemistry companies, contract research companies and academic institutions for new personnel. If we do not attract new scientists or sales personnel or retain or motivate our existing personnel, we will not be able to grow.

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

Our results of operations are dependent upon the continued use of our highly specialized laboratories and equipment. Our operations are primarily concentrated in facilities in San Diego, California, South San Francisco, California, Allschwil, Switzerland and Heidelberg, Germany. Natural disasters, such as earthquakes or fires, or terrorist acts could damage our laboratories or equipment and these events may materially interrupt our business. We maintain business interruption insurance to cover lost revenues caused by such occurrences. However, this insurance would not compensate us for the loss of opportunity and potential adverse impact on relations with existing customers created by an inability to meet our customers’ needs in a timely manner, and may not compensate us for the physical damage to our facilities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Short-term investments.  Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments are and will be in short-term marketable securities, U.S. government securities and corporate bonds. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to our principal. The average maturity of our investment portfolio is six months. A 1% change in interest rates would have an effect of approximately $346,000 on the value of our portfolio.

Foreign currency rate fluctuations.  The functional currency for our Discovery Partners International LLC (DPI LLC) group is the US dollar and of Discovery Partners International AG (DPI AG), including Discovery Partners International GmbH, group is the Swiss franc. DPI AG accounts are translated from their local currency to the U.S. dollar using the current exchange rate in effect at the balance sheet date for the balance sheet accounts, and using the average exchange rate during the period for revenues and expense accounts. The effects of translation for our DPI AG group are recorded as a separate component of stockholders’ equity (accumulated other comprehensive income (loss)). DPI AG conducts its business with customers in local currencies. Exchange gains and losses arising from these transactions are recorded using the actual exchange differences on the date the transaction is settled.

We have not in the past taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with DPI AG or transactions with our worldwide customers, but anticipate that we could begin to hedge against foreign exchange transaction gains and losses resulting from non-Swiss franc invoices issued to customers by DPI AG in the future. A 10% change in the value of the Swiss franc, relative to the U.S. dollar throughout 2005 would have resulted in a 2% change in revenue for the three months ended March 31, 2005.

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

There were no changes in our internal control over financial reporting that occurred in the first quarter of 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The registration statement (File No. 333-36638) for our initial public offering was declared effective by the SEC on July 27, 2000. We received net proceeds from the offering of approximately $94.7 million. Through March 31, 2005, we had used approximately $17.6 million of the net proceeds for acquisitions of companies, $6.0 million for prepaid µARCS royalties, $13.1 million for capital expenditures and $1.7 million for costs associated with restructuring.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of the Company (1)
3.2	Bylaws of the Company (1)
4.1	Specimen common stock certificate (2)
4.2	Rights Agreement, dated as of February 13, 2003, including the form of Certificate of Designation, the form of Rights Certificate and the Summary of Rights (3)
10.1	Employment Agreement between Discovery Partners International, Inc. and Michael C. Venuti, Ph.D., dated March 31, 2005 (4)
10.2	Form of Stock Issuance Grant Notice (4)
10.3	Second Form of Stock Issuance Agreement (4)
10.4	Change in Control Agreement between the Company and Michael C. Venuti, Ph.D., dated March 31, 2005 (4)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)                                  Incorporated by Reference to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on June 23, 2000

(2)                                  Incorporated by Reference to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 26, 2000

(3)                                  Incorporated by Reference to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2003

(4)                                  Incorporated by Reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISCOVERY PARTNERS INTERNATIONAL, INC.

Date: May 9, 2005	By:	/s/	Riccardo Pigliucci
Riccardo Pigliucci
Chief Executive Officer
(Duly Authorized Officer)

Date: May 9, 2005	By:	/s/	Craig Kussman
Craig Kussman
Chief Financial Officer,
Senior Vice President Finance
and Administration and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of the Company (1)
3.2	Bylaws of the Company (1)
4.1	Specimen common stock certificate (2)
4.2	Rights Agreement, dated as of February 13, 2003, including the form of Certificate of Designation, the form of Rights Certificate and the Summary of Rights (3)
10.1	Employment Agreement between Discovery Partners International, Inc. and Michael C. Venuti, Ph.D., dated March 31, 2005 (4)
10.2	Form of Stock Issuance Grant Notice (4)
10.3	Second Form of Stock Issuance Agreement (4)
10.4	Change in Control Agreement between the Company and Michael C. Venuti, Ph.D., dated March 31, 2005 (4)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)                                  Incorporated by Reference to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on June 23, 2000

(2)                                  Incorporated by Reference to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 26, 2000

(3)                                  Incorporated by Reference to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2003

(4)                                  Incorporated by Reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2005