Form 10-Q
period 2005-06-30
DISCOVERY PARTNERS INTERNATIONAL INC
filed 2005-08-09
CIK 1113148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number 000-31141

DISCOVERY PARTNERS
INTERNATIONAL, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	33-0655706
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

9640 Towne Centre Drive
San Diego, California	92121
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 455-8600

Not Applicable.
(Former name or former address, if changed since last report.)

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

Yes  ☒   No  ☐

As of August 5, 2005 a total of 26,221,207 shares of the Registrant’s Common Stock, $0.001 par value, were issued and outstanding.

DISCOVERY PARTNERS INTERNATIONAL, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements:
Condensed Consolidated Balance Sheets At June 30, 2005 (unaudited) and December 31, 2004
Condensed Consolidated Statements of Operations for the Three and Six months Ended June 30, 2005 and 2004 (unaudited)
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004 (unaudited)
Notes to Condensed Consolidated Financial Statements
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

DISCOVERY PARTNERS INTERNATIONAL, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Discovery Partners International, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,915,127	$13,148,242
Short-term investments	51,058,685	66,870,268
Accounts receivable, net	9,824,667	14,333,777
Inventories, net	2,664,768	2,841,687
Prepaid and other current assets	2,073,601	2,748,365
Total current assets	94,536,848	99,942,339
Restricted cash	1,165,238	1,120,050
Property and equipment, net	9,105,681	7,206,160
Prepaid royalty, net	4,224,252	4,827,715
Patent and license rights, net	1,130,830	2,286,757
Other assets, net	176,561	259,720
Total assets	$110,339,410	$115,642,741
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,563,569	$3,083,610
Accrued compensation	1,827,581	2,630,723
Restructuring accrual	147,660	293,929
Deferred revenue	2,615,630	1,072,237
Current portion of obligations under capital leases	104,313	—
Total current liabilities	7,258,753	7,080,499

Deferred rent	294,430	155,159
Obligations under capital leases, less current portion	116,344	—
Stockholders’ equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at June 30, 2005 and December 31, 2004	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 26,192,405 and 26,117,509 issued and outstanding at June 30, 2005 and December 31, 2004, respectively	26,191	26,118
Common stock issuable	2,848,600	2,656,600
Treasury stock, at cost, 264,952 and 228,702 shares at June 30, 2005 and December 31, 2004, respectively	(916,913)	(793,813)
Additional paid-in capital	208,144,801	207,804,460
Deferred compensation	(1,873,952)	(2,187,229)
Accumulated other comprehensive income	86,177	629,502
Accumulated deficit	(105,645,021)	(99,728,555)
Total stockholders’ equity	102,669,883	108,407,083
Total liabilities and stockholders’ equity	$110,339,410	$115,642,741

See accompanying notes

Discovery Partners International, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenues:
Services	$11,091,928	$11,699,274	$17,938,083	$21,973,539
Products	269,724	1,299,891	491,041	2,832,977
Total revenues	11,361,652	12,999,165	18,429,124	24,806,516
Cost of revenues:
Services	7,411,381	7,063,248	12,635,637	12,726,791
Products	250,304	743,854	438,794	1,631,145
Total cost of revenues	7,661,685	7,807,102	13,074,431	14,357,936
Gross margin	3,699,967	5,192,063	5,354,693	10,448,580
Operating expenses:
Research and development	1,604,601	899,694	2,856,191	1,793,118
Selling, general and administrative	3,598,742	3,596,485	7,670,419	7,158,760
Restructuring	—	—	129,672	—
Impairment of intangibles	—	—	1,000,000	—
Amortization of stock-based compensation	313,946	134,544	598,346	304,382
Total operating expenses	5,517,289	4,630,723	12,254,628	9,256,260
Income (loss) from operations	(1,817,322)	561,340	(6,899,935)	1,192,320
Interest income, net	413,286	295,580	877,992	633,408
Foreign currency transaction gains (losses), net	1,728	(96,940)	50,314	(48,537)
Other income, net	24,860	17,433	58,257	50,631
Income (loss) before provision for income taxes	(1,377,448)	777,413	(5,913,372)	1,827,822
Provision for income tax expense (benefits)	(9,263)	37,158	3,094	42,053
Net income (loss)	$(1,368,185)	$740,255	$(5,916,466)	$1,785,769
Net income (loss) per share, basic	$(0.05)	$0.03	$(0.23)	$0.07
Weighted average shares outstanding, basic	25,852,604	25,168,680	25,847,616	24,851,022
Net income (loss) per share, diluted	$(0.05)	$0.03	$(0.23)	$0.07
Weighted average shares outstanding, diluted	25,852,604	26,031,368	25,847,616	25,877,632

The composition of stock-based compensation is as follows:
Cost of revenues	$—	$45	$—	$233
Research and development	—	675	—	6,153
Selling, general and administrative	313,946	133,824	598,346	297,996
	$313,946	$134,544	$598,346	$304,382

See accompanying notes

Discovery Partners International, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30, 2005	June 30, 2004

OPERATING ACTIVITIES
Net income (loss)	$(5,916,466)	$1,785,769
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	2,728,008	2,778,985
Amortization of stock-based compensation	598,346	318,929
Restructuring expense	129,672	—
Realized loss on investments	126,459	102,619
Loss on disposal of property and equipment	22,405	—
Impairment on intangible assets	1,000,000	—
Change in operating assets and liabilities:
Accounts receivable	4,049,157	(493,823)
Inventories	149,521	(380,364)
Other current assets	556,167	(318,379)
Accounts payable, accrued compensation and accrued expenses	(1,262,179)	(1,461,013)
Restructuring accrual	(275,941)	(208,640)
Deferred revenue	1,635,020	(806,924)
Deferred rent	139,271	36,161
Restricted cash	(47,494)	150,164
Net cash provided by operating activities	3,631,946	1,503,484
INVESTING ACTIVITIES
Net cash paid for net tangible assets	(1,477,329)	—
Purchases of property and equipment	(2,267,256)	(950,240)
Other assets	560	44,248
Purchase of patents, license rights and prepaid royalties	(2,274)	(65,465)
Proceeds from sales and maturities of short-term investments	29,368,492	23,842,133
Purchases of short-term investments	(13,665,486)	(30,875,502)
Net cash provided by (used in) investing activities	11,956,707	(8,004,826)
FINANCING ACTIVITIES
Net proceeds from issuance of common stock	221,172	5,434,427
Principal payments on capital leases	(70,320)	—
Net cash provided by financing activities	150,852	5,434,427
Effect of exchange rate changes	27,380	4,121
Net increase (decrease) in cash and cash equivalents	15,766,885	(1,062,794)
Cash and cash equivalents at beginning of period	13,148,242	7,846,026
Cash and cash equivalents at end of period	$28,915,127	$6,783,232
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$2,000	$29,291
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Unrealized gain on investments	$(165,257)	$(303,623)
Issuance of right to acquire stock	$644,000	$—
Repurchase/forfeiture of restricted stock	$85,388	$28,653
Forfeiture of right to acquire stock	$452,000	$—
Common stock received in payment of employee notes receivable	$36,750	$—

See accompanying notes

DISCOVERY PARTNERS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

JUNE 30, 2005

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. The condensed consolidated balance sheet as of June 30, 2005, condensed consolidated statements of operations for the three and six months ended June 30, 2005 and 2004, and the condensed consolidated statements of cash flows for the six months ended June 30, 2005 and 2004 are unaudited, but include all adjustments (consisting of normal recurring adjustments), which Discovery Partners International, Inc. (the Company) considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2005 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004 included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

The accompanying consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries, Discovery Partners International AG (DPI AG), ChemRx Advanced Technologies, Inc., Xenometrix, Inc., Discovery Partners International L.L.C. (DPI LLC), Discovery Partners International GmbH (DPI GmbH), Structural Proteomics, Inc. (substantially inactive), Systems Integration Drug Discovery Company, Inc. (substantially inactive) and Irori Europe, Ltd. (substantially inactive). All intercompany accounts and transactions have been eliminated.

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

	Income (Numerator)	Shares (Denominator)	Earnings Per Share
Three Months Ended June 30, 2004

Basic earnings per share:
Net income	$740,255	25,168,680	$0.03
Diluted earnings per share:
Dilutive stock options	—	620,188	—
Common stock issuable	—	242,500	—

Net income plus assumed conversions	$740,255	26,031,368	$0.03

Six Months Ended June 30, 2004
Basic earnings per share:
Net income	$1,785,769	24,851,022	$0.07
Diluted earnings per share:
Dilutive stock options	—	784,110	—
Common stock issuable	—	242,500	—

Net income plus assumed conversions	$1,785,769	25,877,632	$0.07

The computations for basic and diluted earnings per share for the three and six months ended June 2005 are not shown herein as all common stock equivalent shares were antidilutive.  The total number of shares issuable upon exercise of stock options and warrants excluded from the calculation of diluted earnings per share since they are anti-dilutive were 3,678,847 and 3,661,725 for the three and six months ended June 30, 2005, respectively and 1,964,656 and 1,367,336 for the three and six months ended June 30, 2004, respectively.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company’s pro forma information is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net Income (loss), as reported	$(1,368,185)	$740,255	$(5,916,466)	$1,785,769
Deduct: Total stock-based compensation expense determined under fair value based method	(297,590)	(725,558)	(1,746,724)	(1,451,864)
Pro forma net income (loss)	$(1,665,775)	$14,697	$(7,663,190)	$333,905

Earnings (loss) per share:
Basic and diluted – as reported	$(0.05)	$0.03	$(0.23)	$0.07
Basic and diluted – pro forma	$(0.06)	$0.00	$(0.30)	$0.01

4. Deferred Stock Compensation

In April 2005, Michael C. Venuti, Ph.D, upon employment as the Company’s Chief Scientific Officer, was awarded a restricted stock grant for 200,000 shares of the Company’s common stock pursuant to the Company’s 2000 Stock Incentive Plan resulting in an increase in deferred compensation of $644,000.  The restricted stock will vest at the end of five years from the grant date except that vesting can be accelerated if certain conditions are met. In accordance with APB No. 25, deferred compensation is included as a reduction of stockholders’ equity and is being amortized to expense on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation No. 28 over the vesting period of the restricted stock. The Company recorded amortization of stock-based compensation expense, related to all options, restricted stock and rights to acquire stock, of $313,946 and $598,346 for the three and six months ended June 30, 2005, respectively, and $134,544 and $304,382 for the three and six months ended June 30, 2004, respectively.

5. Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, requires the Company to report, in addition to net income (loss), comprehensive income (loss) and its components. A summary follows:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Comprehensive income (loss):
Foreign currency translation adjustment	$(402,435)	$(52,908)	$(708,582)	$405,910
Unrealized gain on investments	232,838	287,787	165,257	303,623
Net income (loss)	(1,368,185)	740,255	(5,916,466)	1,785,769
Comprehensive income (loss)	$(1,537,782)	$975,134	$(6,459,791)	$2,495,302

6. Inventory

Inventories are recorded at the lower of weighted average cost or market. Inventories consist of the following:

	June 30, 2005	December 31, 2004
Raw materials	$1,232,761	$1,284,817
Work-in-process	2,492,721	2,192,201
Finished goods	17,518,660	18,220,233
	21,244,142	21,697,251
Less reserves	(18,579,374)	(18,855,564)
	$2,664,768	$2,841,687

7. Prepaid Royalty, Patents and License Rights

Prepaid royalty, patents and license rights consist of the following:

	June 30, 2005			December 31, 2004
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Prepaid royalty	$6,034,643	$(1,810,391)	$4,224,252	$6,034,643	$(1,206,928)	$4,827,715
Patents	1,870,961	(1,085,964)	784,997	2,862,020	(971,096)	1,890,924
License rights	1,250,000	(904,167)	345,833	1,256,666	(860,833)	395,833

Total intangible assets	$9,155,604	$(3,800,522)	$5,355,082	$10,153,329	$(3,038,857)	$7,114,472

During the six months ended June 30, 2005 the Company recorded an impairment charge of $1,000,000 on patent rights to a proprietary gene profiling system that is licensed and which enables the Company to offer toxicology research products and services. The loss of a customer, during the six-month period, required the reevaluation of the recoverability of the gross carrying value of the asset. In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company estimated the future cash flows to test the asset for recoverability. The Company considered all available evidence and developed estimates based on historical rates of attrition of the customer base, future cash generating capacity and future expenditures necessary to maintain the asset. We used an expected present value technique, in which a series of cash flow scenarios that reflect the range of possible outcomes are discounted, to estimate the fair value of the asset. Revenues generated by this asset are included in service revenues. The net carrying value of this patent right totaled $784,997 and $1,890,924 at June 30, 2005 and December 31, 2004, respectively.

Amortization expense related to intangible assets was $360,375 and $761,664 for the three and six months ended June 30, 2005, respectively and $397,478 and $837,274 for the three and six months ended June 30, 2004, respectively. The Company began amortization in the first quarter of 2004 of the prepaid royalty of $6,034,643 for royalties the Company prepaid to Abbott Laboratories related to the µARCS screening technology.  This amortization is being recorded ratably over five years. The estimated amortization expense of intangible assets for the remaining six-month period in fiscal 2005 is approximately $720,757 and for each of the five succeeding years ending December 31 is as shown in the following table. Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, asset impairments and other factors.

2006	$1,441,509
2007	1,441,509
2008	1,437,341
2009	134,580
Thereafter	179,386

$4,634,325

8. Restructuring Accrual

In April 2003, the Company announced that it would consolidate its domestic chemistry facilities into two centers of excellence: in South San Francisco for primary screening library design and synthesis programs and in San Diego for lead optimization and medicinal chemistry projects. At the same time, the Company announced its plans to establish new offshore chemistry capabilities to take advantage of lower cost structures. These actions resulted in the closure of its Tucson facility. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, severance and retention bonuses for involuntary employee terminations and the costs to exit certain contractual and lease obligations were accrued as of the restructuring date. Moving, relocation and other costs related to consolidation of facilities were expensed as incurred.  Under the restructuring plan, 28 employees were involuntarily terminated, including scientific and administrative staff.  Restructuring charges totaled $1,872,986 for the year ended December 31, 2003 and none and $129,672 for the three and six months ended June 30, 2005, respectively, and were comprised of the following in the aggregate:

	Six Months Ended
	June 30, 2005	Total
Severance and Retention Bonuses for Involuntary Employee Terminations	$—	$375,599
Costs to Exit Certain Contractual and Lease Obligations	129,672	944,171
Moving, Relocation and Other Costs Related to Consolidation of Facilities	—	682,887

Total Restructuring Expense	$129,672	$2,002,657

The following table summarizes the activity and balances of the restructuring reserve:

Costs to Exit Certain Contractual and Lease Obligations
Balance at December 31, 2003	$744,141
Utilization of reserve:
Payments	(450,212)

Balance at December 31, 2004	$293,929
Reserve established	129,672
Utilization of reserve:
Payments	(275,941)

Balance at June 30, 2005	$147,660

The Company expects to complete the utilization of the reserve related to this restructuring by August 2005.

9. Revenues by Product Category and Concentrations

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

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Chemistry services	$9,430,243	$9,245,522	$14,581,582	$16,635,308
Screening services	1,440,861	2,218,576	2,951,167	4,257,750
Products	269,724	1,299,891	491,041	2,832,977
Other licenses and services	220,824	235,176	405,334	1,080,481
Total revenues	$11,361,652	$12,999,165	$18,429,124	$24,806,516

Major customers are defined as those responsible for 10% or more of revenues and have historically included collaborative partners, pharmaceutical and biopharmaceutical companies. The following table identifies the percentage of total revenues provided by the Company’s major customers:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Pfizer	60%	58%	51%	54%
National Institute of Mental Health (NIH)	14%	—	16%	—
Others	26%	42%	33%	46%

Our chemistry services contract with Pfizer expires by its natural terms on January 6, 2006.  It is uncertain at this time whether we will be successful in entering into new agreements with this customer or any others in sufficient amounts to utilize the additional excess capacity that would result from the completion of this contract.

In August 2004 we entered into a multi-year contract with the NIH to establish and maintain a Small Molecule Repository to acquire, manage and provide up to one million chemical compounds to multiple NIH Screening Centers as part of the NIH Roadmap Initiative.  The timing of revenues earned is partially dependent on the timing of the NIH selection of compounds, the inspection rate of failure of acquired compounds and the volume of screening activity at the NIH designated screening centers. In the event the NIH is delayed in the selection process of acquiring compounds, or such acquired compounds fail to meet the NIH specified standards, or if there are delays in the ramp up in the demand of the NIH designated screening centers, revenues recognized under this contract may be deferred to future periods. The agreement expires by its natural terms on November 30, 2008, but may be renewed on an annual basis by the NIH up to November 30, 2013.  It is uncertain at this time whether the NIH will renew this agreement or whether we will be successful in entering into new agreements with this customer.

10. Acquisition of Tangible Assets

On April 22, 2005, the Company, through its subsidiary Discovery Partners International AG (parent to Discovery Partners International GmbH) the buyer, acquired substantially all of the assets (primarily drug discovery equipment) and assumed certain liabilities of Biofrontera Discovery GmbH, a subsidiary of Biofrontera AG, located in Heidelberg, Germany. Biofrontera Discovery GmbH will serve as our natural products based drug discovery company and the assets acquired will enhance our current drug discovery offerings in lead optimization and candidate selection delivered by our division located in Basel, Switzerland.

Total acquisition cost was as follows:

Cash paid for assets	$1,369,108
Acquisition-related expenses	108,221
Total purchase price	$1,477,329

Allocated to assets and liabilities as follows:

Fair value of tangible assets acquired	$1,874,459
Fair value of liabilities assumed	(397,130)

$1,477,329

11. Recent Accounting Pronouncements

In March 2005, the SEC released Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment” (SAB 107). SAB 107 provides the SEC staff position regarding the application of SFAS No. 123R. SAB 107 contains interpretive guidance related to the interaction between SFAS No. 123R and certain SEC rules and regulations, as well as provides the Staff’s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. The Company is currently reviewing the effect of SAB 107 on its condensed consolidated financial statements as it prepares to adopt SFAS 123R.

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

The Company plans to adopt Statement No. 123(R) using the modified-prospective method, which will impact all periods beginning after December 31, 2005.  As permitted by Statement No. 123(R), the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement No. 123(R)’s fair value method will have a significant impact on our future results from operations, although it will have no impact on our overall financial position.  As a result of the anticipated adoption of Statement No. 123(R), the Compensation Committee of the Board of Directors approved the acceleration of vesting on stock options with exercise prices of $5.75 or more effective February 21, 2005, which did not result in an accounting charge under the Opinion 25 intrinsic value method.  The Company has not determined the impact of adoption of Statement No. 123(R) since it will depend on levels of share-based payments granted in the future.  Statement No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), we have not recognized excess tax deductions historically due to our accumulated loss position.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment to ARB No. 43 Chapter 4” (SFAS 151). This statement amends the guidance in ARB No. 43 Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight and rehandling costs may be so abnormal to require treatment as current period charges…”  This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement will be effective for inventory costs during the fiscal years beginning after June 15, 2005. The Company has not yet determined the effect, if any, the adoption of this standard will have on the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

THIS FORM 10-Q CONTAINS CERTAIN STATEMENTS THAT ARE NOT STRICTLY HISTORICAL AND ARE “FORWARD-LOOKING” STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND INVOLVE A HIGH DEGREE OF RISK AND UNCERTAINTY. SUCH STATEMENTS INCLUDE BUT ARE NOT LIMITED TO STATEMENTS REGARDING OUR ESTIMATED FUTURE AMORTIZATION EXPENSE, EXPECTED FUTURE REVENUES UNDER OUR CHEMISTRY CONTRACT WITH PFIZER, EXPECTED FUTURE REVENUES UNDER OUR CONTRACT WITH THE NIH, OUR CASH RESOURCES, OUR FUTURE CASH FLOWS, OUR FUTURE DEBT LEVELS, OUR FUTURE CAPITAL EXPENDITURES AND STATEMENTS ABOUT OUR EXPECTATIONS RELATED TO PROFITABILITY.  OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS DUE TO RISKS AND UNCERTAINTIES THAT EXIST IN OUR OPERATIONS, DEVELOPMENT EFFORTS AND BUSINESS ENVIRONMENT, INCLUDING THOSE DESCRIBED BELOW UNDER THE HEADING “RISKS AND UNCERTAINTIES” AND THOSE DESCRIBED IN OUR FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2004 AND OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

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

Chemistry Services

Compounds.  As a result of internal development and our acquisitions of Axys Advanced Technologies, Inc. (AAT) in 2000 and Systems Integration Drug Discovery Company (SIDDCO), in 2001, we are able to develop and synthesize a broad range of highly purified compound libraries that can be screened using assays. After compounds are screened, promising compounds, or hits, are then improved, or optimized, to generate drug candidates, or leads. As a result of the acquisition of substantially all the assets of Biofrontera Discovery GmbH we are able to offer collections of unique fractions of natural compounds and purified natural compounds that can be screened using assays and that can then further be characterized or/and modified to generate drug candidates.

Medicinal Chemistry. We provide a wide range of medicinal chemistry and other lead optimization services. This includes the synthesis of compounds that modify the original hit for improved potency, selectivity and other pharmaceutical characteristics. In some cases we provide medicinal chemistry services in conjunction with our computational drug discovery efforts to design and synthesize small libraries of compounds to act on specific targets that have known structures.

Drug Discovery Informatics; ADME and Toxicology. In connection with our acquisitions in 2000 of AAT and Structural Proteomics Inc., we acquired and we are further developing computational tools that we believe will allow us to substantially increase our knowledge of the characteristics of targets and leads, and their interaction with certain molecules. We believe these tools could potentially be applied throughout the drug discovery process to significantly reduce the time and cost of developing a drug. We currently have computer algorithms that allow us to design libraries of compounds with high diversity, thereby increasing the likelihood of finding hits during screening.

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

Compound Repository. We also provide services to establish, maintain and manage compound repositories for third parties such as the NIH.

Screening Services

Screening. We initially acquired our ability to offer these screening services with our acquisition of Discovery Technologies, Ltd. in 1999 (now DPI AG) and have added to our capabilities through further internal development. We now offer high throughput and high content screening services through an experienced staff of scientists located at our facility in Allschwil, Switzerland. We also offer our customers access to a proprietary collection of chemical compounds comprised of compounds from many commercial suppliers as well as -those that have been internally developed ..  To improve the speed and cost effectiveness of the screening process, we have exclusively licensed from Abbott Laboratories and further developed µARCS, a high throughput screening technology. This platform provides rapid and cost effective, high performance, high throughput screening, while supporting a very broad range of biochemical and cellular assays.

Assays. We acquired the ability to provide assay development services through our acquisition of Discovery Technologies, Ltd. in 1999 and through further internal development.  We design and conduct assays, or tests, that generate information about the effect of chemical compounds on a drug target. We believe that our assays help our customers better select drug candidates before moving to the more costly stages of pre-clinical and clinical testing. Our assays are developed by our team of scientists who are experienced in working with major target classes in a number of significant therapeutic areas, such as cardiovascular, neurology, oncology and ophthalmology.

Other licenses and services

Royalties. We license our proprietary gene profiling system, under the Xenometrix patent licensing agreements, that characterizes a cell’s response upon exposure to compounds and other agents by the pattern of gene expression.

Development Contracts. We collaborate with pharmaceutical and biopharmaceutical companies to develop customized drug discovery technologies to assist in the workflow of the laboratory environment such as in the development of two X-Kan Chemistry Synthesis Systems for GlaxoSmithKline. X-Kans are chemical microreactors that combine the two-dimensional tagging features of the previously introduced NanoKan technology with an increased size and scale that are similar to the existing MicroKan and MiniKan products.

Product Services and Warranty. In connection with our sales of instrumentation products and the related consumables, we provide technical support of our instrumentation products, usually for a period of one year at time of sale, and then on a fee for service basis.

Concentrations

During the three and six months ended June 30, 2005, 60% and 51%, respectively, of our revenue came from our chemistry contract with Pfizer.  We anticipate that this contract will provide for $6.1 million in the third quarter of 2005 and $3.6 million in the fourth quarter of 2005.  The agreement expires by its natural terms on January 6, 2006.  It is uncertain at this time whether we will be successful in entering into new agreements with this customer or any others in sufficient amounts to utilize the additional excess capacity that would result from the completion of this contract.

During the three and six months ended June 30, 2005, 14% and 16%, respectively, of our revenue came from our compound procurement and management contract with the NIH.  We anticipate this contract will provide for approximately $1.0 million in each of the third and fourth quarters of 2005.  The agreement expires by its natural terms on November 30, 2008, but may be renewed on an annual basis by the NIH up to November 30, 2013.  It is uncertain at this time whether the NIH will renew this agreement or whether we will be successful in entering into new agreements with this customer.

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

Revenue recognition.  Revenue is recognized as follows:

Product sales.   Revenue from product sales, which includes the sale of instruments and related consumables, is recorded as products are shipped if the costs of such shipments can be reasonably estimated and if all the customer’s acceptance criteria have been met. Certain of our contracts for product sales include customer acceptance provisions that give our customers the right of replacement if the delivered product does not meet specified criteria; however, we have historically demonstrated that the products meet the specified criteria and the number of customers exercising their right of replacement has been insignificant and therefore, once we have completed our internal testing and ship the product, we recognize revenue without providing for such contingency upon shipment.  Revenue from product sales by use of distributors is recognized as products are shipped if we meet the criteria set forth in Statement of Financial Accounting Standard No. 48, Revenue Recognition When Right of Return Exists.

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

Effective August 20, 2004, the Company entered into a multi-year contract with the NIH to establish and maintain a Small Molecule Repository to acquire, manage and provide up to one million chemical compounds to multiple NIH Screening Centers as part of the NIH Roadmap Initiative.  Revenue under this contract is recorded as costs are incurred, which include indirect costs that are based on provisional rates estimated by management at the time we submitted our proposal.  We have calculated our actual indirect costs to be greater than our provisional rates and management fully intends to negotiate recovery of these higher costs with the government.  Since this is our first government contract, we have no historical experience negotiating final indirect cost rates with the government and therefore all cost overruns have been expensed.  This contract is funded, in its entirety, by NIH, Department of Health and Human Services.  Payments to us for performance under this contract are subject to audit by the Defense Contract Audit Agency (DCAA) and are subject to government funding.  We provide a reserve against our receivables for estimated losses that may result from rate negotiations, audit adjustments and/or government funding availability.  As of June 30, 2005, no such reserve was considered necessary.  To the extent that we incur adjustments due to rate negotiations, audit adjustments, or government funding availability, our revenue may be impacted.

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

Integrated drug discovery collaborations may provide chemistry services revenue, screening services revenue, milestone payments and other revenues.  Revenue for each of these elements of such collaborations is recognized as described above.  Revenue from milestone payments would be recognized upon receipt of monies.

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

Inventory.   Inventories are recorded at the lower of cost or market. We write-down our inventory for estimated obsolescence or non-marketability if there is an excess of cost of inventory over the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than we have projected, additional inventory write-downs may be required.  As of June 30, 2005, 93% of our inventory reserve is associated with our chemical compound finished goods inventory. A portion of our net inventory balance represents work-in-process related to a multi-year chemistry collaboration. Estimated losses on any deliverables are recorded when they become apparent. As of June 30, 2005, we have reserved approximately $151,000 against the work-in-process representing the anticipated loss on the sale of compound libraries.  The anticipated loss is based on the estimated revenue that will be recognized upon shipment of the compound libraries as well as estimated future costs associated with this revenue.  The actual loss on the sale of these libraries could differ from management’s estimates.

Pursuant to our Crystal Farm distribution agreement with Bruker AXS (Bruker), we shipped Crystal Farm CF-400 units to Bruker during 2004 in accordance with Bruker’s minimum guaranteed purchase levels but in excess of Bruker’s actual shipments to end users. As a result of the higher than expected level of inventory Bruker is carrying at present, we do not anticipate significant Crystal Farm CF-400 shipments during the second half of 2005.  As of June 30, 2005, $330,000 of our net inventory balance relates to materials purchased to produce or service the Crystal Farm product. If we are not successful in generating sufficient revenues in the future, we may be required to record additional reserves on this inventory.

Long-lived assets.   In accounting for long-lived assets, we make estimates about the expected useful lives and the potential for impairment. Changes in the marketplace, technology or our operations could result in changes to these estimates. Our long-lived assets are evaluated for impairment when events and circumstances indicate that the assets may be impaired. If impairment is indicated, we reduce the carrying value of the asset to fair value. As of June 30, 2005, we have prepaid approximately $6.0 million to Abbott Laboratories for royalties related to the µARCS screening technology. This prepayment is carried on our balance sheet as a prepaid royalty.  In the first quarter of 2004 we began amortization of this asset using a five-year life as we have begun to derive value from the related technology.  This technology has been evaluated by several companies including a major pharmaceutical company and, based on these evaluations and potential revenues from these and other potential customers, we believe that the carrying value of the asset is not impaired. If we are not successful in generating sufficient revenues in the future from this asset, we may be required to record impairment charges up to $4.2 million. During the six months ended June 30, 2005 we recorded an impairment charge of $1.0 million on patent rights to a proprietary gene profiling system that is licensed and which enables us to offer toxicology research products and services. The loss of a customer required the reevaluation of the recoverability of the gross carrying value of the asset. Revenues generated by this asset are included in service revenues. If we are not successful in generating sufficient revenues in the future from this asset, we may be required to record additional impairment charges up to $785,000.

Proforma stock-based compensation.  We provide pro forma net income and earnings per share amounts in accordance with the disclosure only provision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” The stock based compensation expense used in these pro forma amounts is based on the fair value of the option at the grant date which uses the present value pricing method prescribed in SFAS No. 123. This method requires us to use several assumptions to estimate the fair value, including the expected life of the option and expected stock price volatility over the term of the expected life. Should any of these assumptions change or differ from the actual life or actual stock price volatility, our pro forma results could differ substantially.

Results of Operations For The Three Months Ended June 30, 2005 and 2004

Revenue.   Total revenue decreased 13% to $11.4 million for the three months ended June 30, 2005 from $13 million for the three months ended June 30, 2004. The decrease was due primarily to decreases in instrumentation product revenue and screening service revenue, which offset an increase in chemistry services revenue.  The decrease in instrumentation product revenue of approximately $1.0 million is primarily due to a lack of Crystal Farm product and related warranty sales. The decrease in screening services revenue of approximately $800,000 resulted primarily from a decrease in screening volumes.  These decreases were partially offset by an increase in chemistry services revenue of approximately $200,000 due to new business with the NIH, which offset decreases in all other chemistry services revenue.

In the three months ended June 30, 2005 and 2004, 60% and 58%, respectively, of our revenue came from our chemistry contract with Pfizer.  We anticipate that this contract will provide for $6.1 million in the third quarter of 2005 and $3.6 million in the fourth quarter of 2005.  The agreement expires by its natural terms on January 6, 2006.  It is uncertain at this time whether we will be successful in entering into new agreements with this customer or any others in sufficient amounts to replace the capacity resulting from the completion of this contract.  In addition, pursuant to our Crystal Farm distribution agreement with Bruker AXS (Bruker), we shipped Crystal Farm CF-400 units to Bruker during 2004 in accordance with Bruker’s minimum guaranteed purchase levels but in excess of Bruker’s actual shipments to end users. As a result of the higher than expected level of inventory Bruker is carrying at present, we do not anticipate significant Crystal Farm CF-400 shipments during the second half of 2005.  During the three months ended June 30, 2005, we did not sell any Crystal Farm units.  In August 2004 we entered into a multi-year contract with the NIH to establish and maintain a Small Molecule Repository to acquire, manage and provide up to one million chemical compounds to multiple NIH Screening Centers as part of the NIH Roadmap Initiative.  In the three months ended June 30, 2005, 14% of our revenues came from the NIH funded contract.  Revenues under the NIH contract are earned as costs are incurred to procure, inspect and ship compound libraries to NIH designated screening centers.  In addition, revenues are earned as compounds are purchased on behalf of the NIH at such time that the compounds pass certain quality standards as specified by the NIH and payment is made to the compound vendors.  The timing of revenues earned is partially dependent on the timing of the NIH selection of compounds, the inspection rate of failure of acquired compounds and the volume of screening activity at the NIH designated screening centers. In the event the NIH is delayed in the selection process of acquiring compounds, or such acquired compounds fail to meet the NIH specified standards, or if there are delays in the ramp up in the demand of the NIH designated screening centers, revenues recognized under this contract may be deferred to future periods. We anticipate this contract will provide for approximately $1.0 million in each of the third and fourth quarters of 2005.

Gross margin.   Gross margin as a percentage of revenue decreased to 33% for the three months ended June 30, 2005 from 40% for the three months ended June 30, 2004.  The decrease in gross margin for 2005 is primarily due to lower volumes of screening services and instrumentation product revenue and a shift in the mix of chemistry services revenues toward lower margin services. At the present time, although the substantial majority of our chemistry services operations are dedicated to satisfying our contractual obligations to Pfizer, we estimate that such operations are running at less than 50% of physical capacity.  It is uncertain at this time whether we will be successful in entering into new agreements with Pfizer or any other customers in sufficient amounts to utilize the additional excess capacity that would result from the completion of this contract.

Research and development expenses.   Research and development expenses consist primarily of salaries and benefits, supplies and expensed development materials, and facilities costs including equipment depreciation.  Research and development expenses increased 78% to $1.6 million for the three months ended June 30, 2005 from $900,000 for the three months ended June 30, 2004.  Research and development expenses increased primarily due to the addition of the operations of Discovery Partners International GmbH, in Heidelberg, Germany, in April 2005 representing approximately $520,000 of expenses in the second quarter of 2005.  In addition, research and development costs related to internal programs focused on targeted libraries, in silico tools and assays increased as resources to support chemistry and screening service revenues were redeployed to research and development activities.  Research and development expenses as a percentage of revenues were 14% and 7% for the three months ended June 30, 2005 and 2004, respectively.

Selling, general and administrative expenses.   Selling, general and administrative expenses consist primarily of salaries and benefits for sales, marketing and administrative personnel, advertising and promotional expenses, professional services, and facilities costs. Selling, general and administrative expenses remained unchanged at $3.6 million for the three months ended June 30, 2005 and 2004, respectively. Selling, general and administrative expenses as a percentage of revenues were 32% and 28% for the three months ended June 30, 2005 and 2004, respectively.

Stock-based compensation.   We awarded 142,500 shares of restricted stock and rights to acquire 700,000 shares of restricted stock in August 2003, July 2004 and April 2005, collectively.  As a result, we have recorded deferred stock-based compensation to be amortized on an accelerated basis over the period that these restricted stock grants and rights to acquire restricted stock vest. The deferred stock-based compensation expense was approximately $314,000 and $135,000 for the three months ended June 30, 2005 and 2004, respectively.

Interest income.   Interest income increased 40% to $413,000 for the three months ended June 30, 2005 compared to $296,000 for the three months ended in June 30, 2004. The increase in interest income is due primarily to higher yields in the second quarter 2005 compared to 2004.

Results of Operations For The Six Months Ended June 30, 2005 and 2004

Revenue.  Total revenues decreased 26%, or $6.4 million, from $24.8 million for the six months ended June 30, 2004 to $18.4 million for the six months ended June 30, 2005.  The decrease in revenue was primarily due to decreases in chemistry services revenue, screening services revenue and instrumentation product revenue. The decrease in chemistry services revenue of  $2.1 million resulted primarily from a decrease of $4.1 million in revenue generated from Pfizer.  In the fourth quarter of 2004, we exercised our right to deliver additional compounds in 2004, not to exceed the number of compounds scheduled for delivery in the first quarter of 2005 as stipulated in the contract.  These additional shipments in 2004 equaled our allotment for the first quarter of 2005 and resulted in additional revenue of $4.2 million in the fourth quarter of 2004 that was, therefore, not recognized in the first quarter of 2005.  This decrease was partially offset by new business with the NIH.  The decrease in instrumentation product and related service revenues of $3.0 million was primarily due to the lack of Crystal Farm sales. The decrease in screening service revenues of $1.3 million was due to an overall decrease in screening business.

For the six months ended June 30, 2005 and 2004, 51% and 54%, respectively, of our revenue came from our chemistry contract with Pfizer.  We anticipate that this contract will provide for $6.1 million in the third quarter of 2005 and $3.6 million in the fourth quarter of 2005.  The agreement expires by its natural terms on January 6, 2006.  It is uncertain at this time whether we will be successful in entering into new agreements with this customer or any others in sufficient amounts to utilize the additional excess capacity that would result from the completion of this contract.  In addition, pursuant to our Crystal Farm distribution agreement with Bruker AXS (Bruker), we shipped Crystal Farm CF-400 units to Bruker during 2004 in accordance with Bruker’s minimum guaranteed purchase levels but in excess of Bruker’s actual shipments to end users. As a result of the higher than expected level of inventory Bruker is carrying at present, we do not anticipate significant Crystal Farm CF-400 shipments during the second half of 2005.  During the six months ended June 30, 2005, we did not sell any Crystal Farm units.  In August 2004 we entered into a multi-year contract with the NIH to establish and maintain a Small Molecule Repository to acquire, manage and provide up to one million chemical compounds to multiple NIH Screening Centers as part of the NIH Roadmap Initiative.  In the six months ended June 30, 2005, 16% of our revenues came from the NIH funded contract.  Revenues under the NIH contract are earned as costs are incurred to procure, inspect and ship compound libraries to NIH designated screening centers.  In addition, revenues are earned as compounds are purchased on behalf of the NIH at such time that the compounds pass certain quality standards as specified by the NIH and payment is made to the compound vendors.  The timing of revenues earned is partially dependent on the timing of the NIH selection of compounds, the inspection rate of failure of acquired compounds and the volume of screening activity at the NIH designated screening centers. In the event the NIH is delayed in the selection process of acquiring compounds, or such acquired compounds fail to meet the NIH specified standards, or if there are delays in the ramp up in the demand of the NIH designated screening centers, revenues recognized under this contract may be deferred to future periods. We anticipate this contract will provide for approximately $1.0 million in each of the third and fourth quarters of 2005.

Gross margin.  Gross margin as a percentage of revenues decreased to 29% for the six months ended June 30, 2005 from 42% for the six months ended June 30, 2004.  The decrease in gross margin for 2005 is primarily due to lower volumes of screening and chemistry services revenue and instrumentation product revenue. The decrease in gross margin was partially offset by the margin on the new NIH business.  At the present time, although the substantial majority of our chemistry services operations are dedicated to satisfying our contractual obligations to Pfizer, we estimate that such operations are running at less than 50% of physical capacity.  It is uncertain at this time whether we will be successful in entering into new agreements with Pfizer or any other customers in sufficient amounts to utilize the additional excess capacity that would result from the completion of this contract.

Research and development expenses. Research and development expenses consist primarily of salaries and benefits, supplies and expensed development materials, and facilities costs and equipment depreciation. Research and development expenses increased 59%, or $1.1 million, from $1.8 million for the six months ended June 30, 2004 to $2.9 million for the six months ended June 30, 2005. Research and development expenses increased primarily due to the addition of the operations of Discovery Partners International GmbH, in Heidelberg, Germany, in April 2005 representing approximately $520,000 of expenses in 2005. In addition, research and development costs related to internal programs focused on targeted libraries, in silico tools and assays increased as resources to support chemistry and screening service revenues were redeployed to research and development activities. These increases were partially offset by the use of research and development resources within the instrumentation operations on revenue generating activities.  Research and development expenses as a percentage of revenues were 16% and 7% for the six months ended June 30, 2005 and 2004, respectively.

Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries and benefits for sales and marketing and administrative personnel, advertising and promotional expenses, professional services, and facilities costs.  Selling, general and administrative expenses increased 7%, or $512,000, from $7.2 million for the six months ended June 30, 2004 to $7.7 million for the six months ended June 30, 2005 due primarily to the payments made to our former Chief Operating Officer under the separation agreement we entered into in January 2005 and increases in wages partially offset by decreased incentive compensation costs and insurance costs.  Selling, general and administrative expenses as a percentage of revenues were 42% and 29% for the six months ended June 30, 2005 and 2004, respectively.

Restructuring expenses.   During 2003, we closed our Tucson facility.  As a result, the estimated costs to exit certain contractual and lease obligations, among other things, were accrued as of the restructuring date.  During the six months ended June 30, 2005, we incurred approximately $130,000 in additional restructuring expense resulting from an increase in the estimate to restore the facility to its original condition as stipulated in the lease.  We do not expect to incur any additional restructuring charges related to the Tucson closure.

Stock-based compensation.  We awarded 142,500 shares of restricted stock and rights to acquire 700,000 shares of restricted stock in August 2003, July 2004 and April 2005, collectively.  As a result, we have recorded deferred stock-based compensation to be amortized on an accelerated basis over the period that these options, restricted stock grants and rights to acquire restricted stock vest. The deferred stock-based compensation expense was approximately $599,000 and $304,000 for the six months ended June 30, 2005 and 2004, respectively.

Impairment of intangible assets.   We recorded an impairment charge of $1,000,000 during the six months ended June 30, 2005 on patent rights to a proprietary gene profiling system that is licensed and which enables the Company to offer toxicology research products and services. The loss of a customer required the reevaluation of the recoverability of the carrying value of the asset. No impairment charges were recognized during the same period in 2004.

As of June 30, 2005, we have prepaid approximately $6.0 million to Abbott Laboratories for royalties related to the µARCS screening technology. In the first quarter of 2004 we began amortization of this asset using a five-year life as we have begun to derive value from the related technology.  This technology has been evaluated by several companies including a major pharmaceutical company and, based on these evaluations and potential revenues from these and other potential customers, we believe that the carrying value of the asset is not impaired. If we are not successful in generating sufficient revenues in the future from this asset, we may be required to record impairment charges up to $4.2 million.

Interest income. Interest income, net, increased 39%, or $245,000, from $633,000 for the six months ended June 30, 2004 to $878,000 for the six months ended June 30, 2005. The increase in interest income is due primarily to higher yields in 2005 compared to 2004.

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

Cash and cash equivalents and short-term investments totaled approximately $80.0 million June 30, 2005 and at December 31, 2004.

Operating Activities.   We rely on cash on hand and cash flows from operations to provide working capital for current and future operations. We believe we have sufficient cash resources to fund existing operations for the next twelve months. Cash flows provided by operating activities totaled $3.6 million and $1.5 million for the six months ended June 30, 2005 and 2004, respectively. The increase in operating cash flows in 2005 compared to 2004 was primarily due to a significant decrease in accounts receivables and an increase in deferred revenues as we received payments from our customers in the first half of 2005 offset by our operating loss and a decrease in accounts payable and accrued expenses primarily as a result of incentive payments made to key employees in the first quarter of 2005.  We currently expect the acquisition of the assets of Biofrontera Discovery GmbH to require approximately $1.4 million in cash to fund operations for the remainder of fiscal 2005. We currently expect an operating loss for the year ending December 31, 2005, which could negatively impact our cash flows from operations in the future.

Investing Activities.   Cash provided by investing activities totaled $12.0 million for the six months ended June 30, 2005 compared to cash used in investing activities of $8.0 million for the six months ended June 30, 2004.  The increase in cash provided by investing activities in 2005 compared to 2004 is due primarily to an increase in investment of highly liquid investments classified as cash equivalents versus short-term investments during the first half of 2005 offset by the payments made in connection with our acquisition of assets from Biofrontera Discovery GmbH and purchases of compound storage equipment and leasehold improvements to support the Small Molecule Repository program for the NIH.

We currently anticipate investing approximately $2.0 million to $3.5 million during the remainder of 2005 for leasehold improvements and capital equipment necessary to support the future growth in compound management services and integrated drug discovery collaborations. Our actual future capital requirements will depend on a number of factors, including our success in increasing sales of both existing and new products and services, expenses associated with unforeseen litigation, regulatory changes, competition and technological developments, and potential future merger and acquisition activity as well as research and development spending.

Financing Activities.   Cash provided by financing activities totaled $151,000 and $5.4 million for the six months ended June 30, 2005 and 2004, respectively. This change is primarily due to the sale of approximately 1.1 million shares or our common stock generating $5.1 million in net proceeds during the second quarter of 2004. In connection with our acquisition of assets from Biofrontera Discovery GmbH, we assumed certain capital lease obligations totaling approximately $291,000. Payments made under these agreements totaled $70,000 for the six months ended June 30, 2005.  Absent any significant merger and acquisition activity, we do not expect to incur debt in the remainder of 2005.

On October 4, 2001, our board of directors approved a Stock Repurchase Plan, authorizing us to repurchase up to 2,000,000 shares of common stock at no more than $3.50 per share. In 2003, we purchased 115,000 shares under this Plan for $289,000 and in 2001, we purchased 35,000 shares for $119,250.  We did not purchase any shares in 2004 and for the first half of 2005 pursuant to this Plan.  We continue to have the authority to purchase additional shares in the future.

Contractual Obligations

We have entered into various agreements that obligate us to make future payments. The table below sets forth the contractual cash obligations that exist as of June 30, 2005:

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Minimum License Fees(a)	$107,500	$30,000	$30,000	$20,000	$27,500
Firm Purchase Orders	1,155,774	1,155,774	—	—	—
Capital Leases	293,325	110,441	106,360	76,524	—
Operating Leases	8,749,075	2,490,744	6,236,179	22,152	—
Total Contractual Cash Obligations	$10,305,674	$3,786,959	$6,372,539	$118,676	$27,500

(a)             The terms of the license agreements generally range from the remaining life of the patent up to 25 years.

We do not have any off-balance sheet arrangements.

RISKS AND UNCERTAINTIES

In addition to the other information contained herein, you should carefully consider the following risk factors in evaluating our company.

We derive a significant percentage of our revenues from two customers. If these customer relationships terminated, we could have difficulty finding customers that would purchase our products and services in sufficient amounts to utilize the available capacity and replace the lost revenues that would result from the loss of these significant customers.

A significant portion of our actual first half of 2005 and anticipated annual 2005 revenues were and will be, as the case may be, derived from the chemistry collaboration we entered into with Pfizer originally in December 2001. In February 2004, the agreement with Pfizer was amended. Under this agreement, Pfizer has a contractual right to terminate the contract, with or without cause, upon six months notice after January 5, 2005. Either party may also terminate the agreement upon the material, uncured breach of the other party, and Pfizer may terminate the agreement if we are acquired by a third party or in the event of a change in control of our company. The agreement expires by its natural terms on January 6, 2006.  During the six months ended June 30, 2005, revenue from Pfizer represented 51% of our total revenue. As a result of exercising our right under the Pfizer agreement to deliver additional compounds in 2004, not to exceed the number of compounds scheduled for delivery in the first quarter of 2005, we recognized $4.2 million of additional revenues in 2004, which has reduced the amount of revenues we generated in the first half of 2005 under this agreement. As of June 30, 2005, 15% of the total potential revenue under the existing Pfizer agreement remains to be earned and recognized. If our relationship with Pfizer or our contracts with other customers to whom we provide significant products or services are terminated, or not renewed after January 5, 2006, we will have substantial capacity available until we are able to find new customers for our products and services to utilize that capacity. We may be delayed in entering or not able to enter into contracts with new customers to utilize any available capacity. We will continue to bear the costs of that capacity until we are able to enter into contracts with customers for those products or services.  Revenues with respect to those products and services may be delayed or we may not recognize revenues at all to the extent we are delayed in entering or not able to enter into contracts with new customers to utilize available capacity.

In addition, another significant portion of our actual first half of 2005 and anticipated annual 2005 revenues were and will be, as the case may be, derived from the compound procurement and management contract that we entered into with the NIH in September, 2004.  The agreement expires by its natural terms on November 30, 2008, but may be renewed on an annual basis by the NIH up to November 30, 2013.  During the six months ended June 30, 2005, revenue from the NIH represented 16% of our total revenue.  Revenues under the NIH contract are earned as costs are incurred to procure, inspect and ship compound libraries to NIH designated screening centers.  In addition, revenues are earned as compounds are purchased on behalf of the NIH at such time that the compounds pass certain quality standards as specified by the NIH and payment is made to the compound vendors. Timing of revenues earned is partially dependent on the timing of the NIH selection of compounds, the inspection rate of failure of acquired compounds and the volume of screening activity at the NIH designated screening centers. In the event the NIH is delayed in the selection process of acquiring compounds, or such acquired compounds fail to meet the NIH specified standards, or if there are delays in the ramp up in the demand of the NIH designated screening centers, revenues recognized under this contract may be deferred to future periods. It is uncertain at this time whether the NIH will renew this agreement or whether we will be successful in entering into new agreements with this customer.

Our strategy places a high degree of emphasis on integrated drug discovery collaborations, an area of higher risk and complexity.

Since our strategy focuses on more significant value added integrated drug discovery collaborations with biotechnology companies we now rely on this relatively complex form of customer engagement to generate revenue. As a result of the inherent complexity of such collaborations, we have an increased risk of being unable to reach agreement or delays in reaching agreement with the prospective customer for such collaborations or of structuring sub-optimal arrangements that fail to adequately compensate us for the risks inherent in such collaborations.  If we are unable to enter into these collaborations or experience delays in entering into these collaborations, we will not be able to generate revenues when expected or at all, which would adversely affect our business.

In the event we are unsuccessful in entering into integrated drug discovery collaborations using our current pricing structure, it is possible that we may determine that we may be able to generate greater shareholder value by expanding our strategy from the current services based business model toward one that involves a combination of the existing fee for services based business model and one involving a greater upfront risk by investing, at our own cost, in the feasibility phase of projects in exchange for higher rewards through access fees and milestone payments.  The risk profile of the Company would significantly increase as it would likely generate losses in the foreseeable future and future success would rely entirely on both our scientific success and our ability to enter into collaborations where the payments received from our partners exceed our initial investment.

The drug discovery industry is highly competitive and subject to technological changes, and we may not have the resources necessary to compete successfully.

We compete with companies in the United States and abroad that engage in the development and production of drug discovery products and services. These competitors include companies engaged in the following areas of drug discovery:

•        Assay development and screening;

•        Combinatorial chemistry instruments;

•        Compound storage services and systems;

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

We have prepaid approximately $6.0 million to Abbott Laboratories for royalties related to the µARCS screening technology. This prepayment is carried on our balance sheet as prepaid royalty net of $1.8 million of accumulated amortization. We acquired the patent rights to a proprietary gene profiling system in connection with our acquisition of Xenometrix in 2001. The loss of a customer required the reevaluation of the recoverability of the gross carrying value of the asset in the first quarter of 2005, which resulted in an impairment charge of $1.0 million. If we are not successful in generating revenues in the future from these assets, we may be required to record impairment charges up to $5.0 million collectively, which would materially impact our profitability.

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

We have incurred significant operating and net losses since our inception. As of June 30, 2005, we had an accumulated deficit of $105.6 million. Although we generated net income during 2004 of $3.9 million, we had a net loss of $1.4 million and $5.9 million for the three and six months ended June 30, 2005, respectively.  We may also in the future incur operating and net losses and negative cash flow from operations. We did not achieve operating profitability until the third quarter of 2003 and we may not be able to achieve or maintain profitability in any quarter in the future. We currently expect an operating loss for the year ended December 31, 2005. If we do achieve profitability in the future, the level of any profitability cannot be predicted and may vary significantly from quarter to quarter.

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

Sales of many of our products and services typically involve significant technical evaluation and commitment of expense or capital by our customers. Accordingly, the sales cycles, or the time from finding a prospective customer through closing the sale, associated with these products or collaborations, typically range from six to eighteen months. Sales of these products and the formation of these collaborations are subject to a number of significant risks, including customers’ budgetary constraints and internal acceptance reviews that are beyond our control. Due to these lengthy and unpredictable sales cycles, our operating results could fluctuate significantly from quarter to quarter. We expect to continue to experience significant fluctuations in quarterly operating results due to a variety of factors, such as our ability to enter into integrated drug discovery collaborations and the timing of these collaborations, and general and industry specific economic conditions, that may affect the research and development expenditures of pharmaceutical and biopharmaceutical companies.

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

•                    our ability to enter into integrated drug discovery collaborations and the timing of these collaborations;

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

We have acquired several businesses and plan to continue to review potential acquisition candidates in the ordinary course of our business, and our strategy includes building our business through acquisitions. Acquisitions involve numerous risks, including, among others, difficulties and expenses incurred in the consummation of acquisitions and assimilation of the operations, personnel and services or products of the acquired companies, difficulties of operating new businesses, the diversion of management’s attention from other business concerns and the potential loss of key employees of the acquired company. In addition, acquired businesses may have management structures incompatible with our own and may experience difficulties in maintaining their existing levels of business after joining us. If we do not successfully integrate and grow the businesses we have acquired or any businesses we may acquire in the future, our business will suffer. In addition, acquired businesses may have no existing customer base or revenue stream and may require us to absorb significant operating costs before realization of potential benefits of new collaborations that may arise from the acquisition, if at all. Additionally, acquisition candidates may not be available in the future or may not be available on terms and conditions acceptable to us. Acquisitions of foreign companies also may involve additional risks of assimilating different business practices, overcoming language and cultural barriers and foreign currency translation. We currently have no agreements or commitments with respect to any acquisition, and we may never successfully complete any additional acquisitions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Short-term investments.  Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments are and will be in short-term marketable securities, U.S. government securities and corporate bonds. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to our principal. The average maturity of our investment portfolio is six months. A 1% change in interest rates would have an effect of approximately $396,000 on the value of our portfolio.

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

We have not in the past taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with DPI AG or transactions with our worldwide customers, but anticipate that we could begin to hedge against foreign exchange transaction gains and losses resulting from non-Swiss franc invoices issued to customers by DPI AG in the future. A 10% change in the value of the Swiss franc, relative to the U.S. dollar throughout 2005 would have resulted in a 2% change in revenue for the six months ended June 30, 2005.

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

There were no changes in our internal control over financial reporting that occurred in the second quarter of 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The registration statement (File No. 333-36638) for our initial public offering was declared effective by the SEC on July 27, 2000. We received net proceeds from the offering of approximately $94.7 million. Through June 30, 2005, we had used approximately $19.1 million of the net proceeds for acquisitions of companies, $6.0 million for prepaid µARCS royalties, $14.8 million for capital expenditures and $1.7 million for costs associated with restructuring.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on May 12, 2005.  As of March 23, 2005, the record date of our meeting, 26,182,301 shares of our common stock were outstanding and entitled to vote.

The following matters were voted upon at the meeting:

1.                                       The stockholders elected two Directors to hold office for a term expiring upon the 2008 Annual Meeting of Stockholders:

Name of Director Elected	Shares Voting in Favor	Shares Withheld
John P. Walker	20,785,618	698,967
Alan J. Lewis	20,786,168	698,417

The following individuals are continuing directors with terms expiring upon the 2006 Annual Meeting of Stockholders:  Riccardo Pigliucci, Harry F. Hixson and Michael C. Venuti. The following individuals are continuing directors with terms expiring upon the 2007 Annual Meeting of Stockholders:  Herm Rosenman and Sir Colin T. Dollery.

2.                                       The stockholders ratified the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2005:

Votes
For	21,242,335
Against	232,750
Abstaining	9,500

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
2.1†	Business Transfer Agreement, dated April 22, 2005, between Biofrontera Discovery GmbH and Discovery Partners International GmbH

Exhibit Number	Exhibit Description
3.1	Certificate of Incorporation of the Company (1)
3.2	Bylaws of the Company (1)
4.1	Specimen common stock certificate (2)
4.2	Rights Agreement, dated as of February 13, 2003, including the form of Certificate of Designation, the form of Rights Certificate and the Summary of Rights (3)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by Reference to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on June 23, 2000
(2)	Incorporated by Reference to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 26, 2000
(3)	Incorporated by Reference to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2003
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

DISCOVERY PARTNERS INTERNATIONAL, INC.

Date: August 8, 2005	By:	/s/ Riccardo Pigliucci
Riccardo Pigliucci
Chief Executive Officer
(Duly Authorized Officer)

Date: August 8, 2005	By:	/s/ Craig Kussman
Craig Kussman
Chief Financial Officer,
Senior Vice President Finance
and Administration and Secretary
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number		Exhibit Description
2.1	†	Business Transfer Agreement, dated April 22, 2005, between Biofrontera Discovery GmbH and Discovery Partners International GmbH
3.1		Certificate of Incorporation of the Company (1)
3.2		Bylaws of the Company (1)
4.1		Specimen common stock certificate (2)
4.2		Rights Agreement, dated as of February 13, 2003, including the form of Certificate of Designation, the form of Rights Certificate and the Summary of Rights (3)
31.1		Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by Reference to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on June 23, 2000
(2)	Incorporated by Reference to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 26, 2000
(3)	Incorporated by Reference to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2003
†

Certain confidential portions of this Exhibit were omitted by means of redacting a portion of the text (the “Mark”). This Exhibit has been filed separately with the Secretary of the Commission without the Mark pursuant to the Company’s Application Requesting Confidential Treatment under Rule 24b-2 under the Securities Exchange Act of 1934.