Form 10-Q
period 2005-09-30
DISCOVERY PARTNERS INTERNATIONAL INC
filed 2005-11-08
CIK 1113148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒                                 Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005 or

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

Yes  ☒   No  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

As of  November 4, 2005 a total of 26,385,396 shares of the Registrant’s Common Stock, $0.001 par value, were issued and outstanding.

DISCOVERY PARTNERS INTERNATIONAL, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements:
Condensed Consolidated Balance Sheets At September 30, 2005 (unaudited) and December 31, 2004
Condensed Consolidated Statements of Operations for the Three and Nine months Ended September 30, 2005 and 2004 (unaudited)
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004 (unaudited)
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

DISCOVERY PARTNERS INTERNATIONAL, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Discovery Partners International, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,381,734	$13,148,242
Short-term investments	46,358,275	66,870,268
Accounts receivable, net	9,116,309	14,333,777
Inventories, net	1,886,284	2,841,687
Prepaid and other current assets	2,663,617	2,748,365
Total current assets	94,406,219	99,942,339
Restricted cash	1,184,164	1,120,050
Property and equipment, net	8,718,071	7,206,160
Prepaid royalty, net	3,922,521	4,827,715
Patent and license rights, net	1,072,185	2,286,757
Other assets, net	163,561	259,720
Total assets	$109,466,721	$115,642,741
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,738,458	$3,083,610
Accrued compensation	1,592,999	2,630,723
Restructuring accrual	—	293,929
Deferred revenue	2,174,434	1,072,237
Total current liabilities	6,505,891	7,080,499

Deferred rent	284,349	155,159

Stockholders’ equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2005 and December 31, 2004	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 26,313,395 and 26,117,509 issued and outstanding at September 30, 2005 and December 31, 2004, respectively	26,312	26,118
Common stock issuable	2,791,349	2,656,600
Treasury stock, at cost, 285,410 and 228,702 shares at September 30, 2005 and December 31, 2004, respectively	(978,734)	(793,813)
Additional paid-in capital	208,270,454	207,804,460
Deferred compensation	(1,500,654)	(2,187,229)
Accumulated other comprehensive income	53,583	629,502
Accumulated deficit	(105,985,829)	(99,728,555)
Total stockholders’ equity	102,676,481	108,407,083
Total liabilities and stockholders’ equity	$109,466,721	$115,642,741

See accompanying notes

Discovery Partners International, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Revenues:
Services	$9,842,459	$11,047,667	$27,780,542	$33,021,206
Products	1,237,258	1,527,696	1,728,299	4,360,673
Total revenues	11,079,717	12,575,363	29,508,841	37,381,879
Cost of revenues:
Services	6,072,811	5,921,393	18,708,448	18,648,184
Products	423,035	898,883	861,829	2,530,028
Total cost of revenues	6,495,846	6,820,276	19,570,277	21,178,212
Gross margin	4,583,871	5,755,087	9,938,564	16,203,667
Operating expenses:
Research and development	1,794,549	1,291,039	4,629,896	3,084,156
Selling, general and administrative	3,468,909	3,723,180	11,160,163	10,881,940
Restructuring	(17,304)	—	112,368	—
Impairment of intangibles	—	—	1,000,000	—
Amortization of stock-based compensation	275,488	339,564	873,834	643,946
Total operating expenses	5,521,642	5,353,783	17,776,261	14,610,042
Income (loss) from operations	(937,771)	401,304	(7,837,697)	1,593,625
Interest income, net	614,327	372,135	1,492,319	1,005,543
Foreign currency transaction gains (losses), net	(29,968)	12,009	20,336	20,586
Other income, net	23,586	(35,395)	81,845	(83,932)
Income (loss) before provision for income taxes	(329,826)	750,053	(6,243,197)	2,535,822
Provision for income tax expense	10,983	—	14,077	—
Net income (loss)	$(340,809)	$750,053	$(6,257,274)	$2,535,822
Net income (loss) per share, basic	$(0.01)	$0.03	$(0.24)	$0.10
Weighted average shares outstanding, basic	25,898,433	25,800,374	25,878,765	25,169,764
Net income (loss) per share, diluted	$(0.01)	$0.03	$(0.24)	$0.10
Weighted average shares outstanding, diluted	25,898,433	26,862,688	25,878,765	26,153,244

The composition of stock-based compensation is as follows:
Cost of revenues	$—	$—	$—	$233
Research and development	—	—	—	6,153
Selling, general and administrative	275,488	339,564	873,834	637,560
	$275,488	$339,564	$873,834	$643,946

See accompanying notes

Discovery Partners International, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30, 2005	September 30, 2004

OPERATING ACTIVITIES
Net income (loss)	$(6,257,274)	$2,535,822
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	4,135,404	4,180,769
Amortization of stock-based compensation	873,834	548,596
Restructuring expense	112,368	—
Realized loss on investments	134,024	146,799
Loss on disposal of property and equipment	59,827	—
Impairment on intangible assets	1,000,000	58,184
Change in operating assets and liabilities:
Accounts receivable	4,788,954	(93,846)
Inventories	927,215	180,845
Other current assets	(84,860)	(355,587)
Accounts payable, accrued compensation and accrued expenses	(1,314,171)	(1,428,421)
Restructuring accrual	(406,297)	(313,728)
Deferred revenue	1,212,361	(2,552,268)
Deferred rent	129,190	49,629
Restricted cash	(67,235)	(49,836)
Net cash provided by operating activities	5,243,340	2,906,958
INVESTING ACTIVITIES
Net cash paid for net tangible assets	(1,477,329)	—
Purchases of property and equipment	(2,930,322)	(1,398,026)
Other assets	(17,434)	27,294
Purchase of patents, license rights and prepaid royalties	(2,274)	(87,827)
Proceeds from sales and maturities of short-term investments	48,257,185	43,339,364
Purchases of short-term investments	(27,942,990)	(51,280,352)
Net cash provided by (used in) investing activities	15,886,836	(9,399,547)
FINANCING ACTIVITIES
Net proceeds from issuance of common stock	341,363	5,665,527
Principal payments on capital leases	(244,665)	—
Purchase of treasury stock	(9,321)	—
Net cash provided by financing activities	87,377	5,665,527
Effect of exchange rate changes	15,939	9,884
Net increase (decrease) in cash and cash equivalents	21,233,492	(817,178)
Cash and cash equivalents at beginning of period	13,148,242	7,846,026
Cash and cash equivalents at end of period	$34,381,734	$7,028,848
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$14,077	$10,054
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Unrealized (gain) loss on investments	$(149,149)	$238,053
Issuance of right to acquire stock	$644,000	$—
Forfeiture of right to acquire stock	$509,250	$—
Common stock received in payment of employee notes receivable	$36,750	$—
Deferred compensation related to the issuance of restricted stock, net of forfeitures	$167,974	$2,075,347
Repurchase of unvested restricted stock, treasury stock	$175,600	$—

See accompanying notes

DISCOVERY PARTNERS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

SEPTEMBER 30, 2005

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. The condensed consolidated balance sheet as of September 30, 2005, condensed consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004 are unaudited, but include all adjustments (consisting of normal recurring adjustments and a $1.0 million impairment charge on capitalized patents and license rights recognized in the second quarter of 2005), which Discovery Partners International, Inc. (the Company) considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2005 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004 included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

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

2. Net Income (Loss) Per Share

Basic and diluted net income (loss) per share is presented in conformity with Statement of Financial Accounting Standard (SFAS) No. 128, Earnings per Share. In accordance with SFAS No. 128, basic net income (loss) per share has been computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase.  Diluted net income per share has been computed by dividing net income by the weighted-average number of common shares outstanding and common stock equivalent shares outstanding during the period calculated using the treasury stock method, less shares subject to repurchase. Common stock equivalent shares, composed of outstanding stock options and warrants, are included in diluted net income per share to the extent these shares are dilutive. In loss periods, such as in 2005, common stock equivalents are excluded from the computation of diluted net loss per share, for the 2004 periods, as their effect would be anti-dilutive.  The computations for basic and diluted earnings per share are as follows:

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

The computations for basic and diluted earnings per share for the three and nine months ended September 2005 are not shown herein as all common stock equivalent shares were antidilutive.  The total number of shares issuable upon exercise of stock options and warrants excluded from the calculation of diluted earnings per share since they are anti-dilutive were 3,308,129 and 3,268,984 for the three and nine months ended September 30, 2005, respectively and 2,091,294 and 1,893,891 for the three and nine months ended September 30, 2004, respectively.

3. Stock-Based Compensation

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation, the Company accounts for common stock options granted to employees and directors using the intrinsic value method and, thus, recognizes no compensation expense for such stock-based awards where the exercise prices are equal to or greater than the fair value of the Company’s common stock on the date of the grant. Pro forma information regarding net income or loss is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for option grants:

	Three and Nine Months Ended September 30,
	2005	2004
Risk-free interest rate	4.0%	3.5%
Dividend yield	0%	0%
Volatility factor	78%	87%
Weighted average life in years	5.3	6.7

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period. The Company’s pro forma information is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net Income (loss), as reported	$(340,809)	$750,053	$(6,257,274)	$2,535,822
Deduct: Total stock-based compensation expense determined under fair value based method	(261,323)	(748,245)	(2,008,494)	(2,275,776)
Pro forma net income (loss)	$(602,132)	$1,808	$(8,265,768)	$260,046

Earnings (loss) per share:
Basic and diluted – as reported	$(0.01)	$0.03	$(0.24)	$0.10
Basic and diluted – pro forma	$(0.02)	$—	$(0.32)	$0.01

4. Deferred Stock Compensation

In April 2005, Michael C. Venuti, PhD, upon employment as the Company’s Chief Scientific Officer, was awarded a restricted stock grant for 200,000 shares of the Company’s common stock pursuant to the Company’s 2000 Stock Incentive Plan resulting in an increase in deferred compensation of $644,000.  The restricted stock will vest at the end of five years from the grant date except that vesting can be accelerated if certain conditions are met. In accordance with APB No. 25, deferred compensation is included as a reduction of stockholders’ equity and is being amortized to expense on an accelerated basis in accordance with Financial Accounting Standards Board Interpretation No. 28 over the vesting period of the restricted stock. The Company recorded amortization of stock-based compensation expense, related to all options, restricted stock and rights to acquire stock, of $275,488 and $873,834     for the three and nine months ended September 30, 2005, respectively, and $339,564 and $643,946 for the three and nine months ended September 30, 2004, respectively.

5. Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, requires the Company to report, in addition to net income (loss), comprehensive income (loss) and its components. A summary follows:

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Comprehensive income (loss):
Foreign currency translation adjustment	$(16,486)	$24,313	$(725,068)	$(381,597)
Unrealized gain (loss) on investments	(16,108)	65,570	149,149	(238,053)
Net income (loss)	(340,809)	750,053	(6,257,274)	2,535,822
Comprehensive income (loss)	$(373,403)	$839,936	$(6,833,193)	$1,916,172

6. Inventory

Inventories are recorded at the lower of weighted average cost or market. Inventories consist of the following:

	September 30, 2005	December 31, 2004
Raw materials	$1,096,250	$1,284,817
Work-in-process	1,393,881	2,192,201
Finished goods	17,781,326	18,220,233
	20,271,457	21,697,251
Less reserves	(18,385,173)	(18,855,564)
	$1,886,284	$2,841,687

7. Prepaid Royalty, Patents and License Rights

Prepaid royalty, patents and license rights consist of the following:

	September 30, 2005			December 31, 2004
	Gross Carrying Value	Accumulated Amortization	Net	Gross Carrying Value	Accumulated Amortization	Net
Prepaid royalty	$6,034,643	$(2,112,122)	$3,922,521	$6,034,643	$(1,206,928)	$4,827,715
Patents	1,870,961	(1,119,607)	751,354	2,862,020	(971,096)	1,890,924
License rights	1,250,000	(929,169)	320,831	1,256,666	(860,833)	395,833
Total intangible assets	$9,155,604	$(4,160,898)	$4,994,706	$10,153,329	$(3,038,857)	$7,114,472

During the nine months ended September 30, 2005 the Company recorded an impairment charge of $1.0 million    on patent rights to a proprietary gene profiling system that is licensed and which enables the Company to offer toxicology research products and services. The loss of a customer, during the nine-month period, required the reevaluation of the recoverability of the gross carrying value of the asset. In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company estimated the future cash flows to test the asset for recoverability. The Company considered all available evidence and developed estimates based on historical rates of attrition of the customer base, future cash generating capacity and future expenditures necessary to maintain the asset. The Company used an expected present value technique, in which a series of cash flow scenarios that reflect the range of possible outcomes are discounted, to estimate the fair value of the asset. Revenues generated by this asset are included in service revenues. The net carrying value of this patent right totaled $751,354 and $1,890,924 at September 30, 2005 and December 31, 2004, respectively.

Amortization expense related to intangible assets was $360,377 and $1,122,041 for the three and nine months ended September 30, 2005, respectively and $398,570 and $1,235,843 for the three and nine ended September 30, 2004, respectively. The Company began amortization in the first quarter of 2004 of the prepaid royalty of $6,034,643 for royalties the Company prepaid to Abbott Laboratories related to the µARCS screening technology.  This amortization is being recorded ratably over five years. The estimated amortization expense of intangible assets for the remaining three-month period in fiscal 2005 is approximately $335,379 (after consideration of the sale of certain assets in October 2005, see note 11) and for each of the five succeeding years ending December 31 is as shown in the following table. Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, asset impairments and other factors.

2006	$1,341,504
2007	1,341,504
2008	1,341,521
2009	134,580
Thereafter	179,387
$4,338,496

8. Restructuring Accrual

In April 2003, the Company announced that it would consolidate its domestic chemistry facilities into two locations: in South San Francisco for primary screening library design and synthesis programs and in San Diego for lead optimization and medicinal chemistry projects. At the same time, the Company announced its plans to establish new offshore chemistry capabilities to take advantage of lower cost structures. These actions resulted in the closure of its Tucson facility. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, severance and retention bonuses for involuntary employee terminations and the costs to exit certain contractual and lease obligations were accrued as of the restructuring date. Moving, relocation and other costs related to consolidation of facilities were expensed as incurred.  Under the restructuring plan, 28 employees were involuntarily terminated, including scientific and administrative staff.  Restructuring charges totaled $1,872,986 for the year ended December 31, 2003 and $112,368 for the nine months ended September 30, 2005. During the three months ended September 30, 2005 all final payments were made under the restructuring plan and the estimated charges of $17,304 previously accrued for were reversed to reflect actual payments made. Restructuring charges were comprised of the following in the aggregate:

	Nine Months Ended
	September 30, 2005	Total
Severance and Retention Bonuses for Involuntary Employee Terminations	$—	$375,599
Costs to Exit Certain Contractual and Lease Obligations	112,368	926,868
Moving, Relocation and Other Costs Related to Consolidation of Facilities	—	682,887
Total Restructuring Expense	$112,368	$1,985,354

The following table summarizes the activity and balances of the restructuring reserve:

Costs to Exit Certain Contractual and Lease Obligations
Balance at December 31, 2003	$744,141
Utilization of reserve:
Payments	(450,212)
Balance at December 31, 2004	$293,929
Reserve established	129,672
Utilization of reserve:
Payments	(406,297)
Reduction in estimate	(17,304)
Balance at September 30, 2005	$—

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

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Chemistry services	$7,937,979	$8,410,913	$22,519,562	$25,046,221
Screening services	1,778,154	2,438,626	4,729,321	6,696,376
Products	1,237,258	1,527,696	1,728,297	4,360,673
Other licenses and services	126,326	198,128	531,661	1,278,609
Total revenues	$11,079,717	$12,575,363	$29,508,841	$37,381,879

Major customers are defined as those responsible for 10% or more of revenues and have historically included collaborative partners, pharmaceutical and biopharmaceutical companies. The following table identifies the percentage of total revenues provided by the Company’s major customers:

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Pfizer	57%	53%	53%	54%
National Institute of Mental Health (NIH)	10%	2%	14%	1%
Others	33%	45%	33%	45%

The Company’s chemistry services contract with Pfizer expires by its natural terms on January 6, 2006.  It is uncertain at this time whether we will be successful in entering into new agreements with this customer or any others in sufficient amounts to utilize the additional excess capacity that would result from the completion of this contract.

In August 2004 the Company entered into a multi-year contract with the NIH to establish and maintain a Small Molecule Repository to acquire, manage and provide up to one million chemical compounds to multiple NIH Screening Centers as part of the NIH Roadmap Initiative.  The timing of revenues earned is partially dependent on the timing of the NIH selection of compounds; the timing of procurement and processing of acquired compounds and the volume of screening activity at the NIH designated screening centers. In the event the NIH is delayed in the selection process of acquiring compounds, or such acquired compounds fail to meet the NIH specified standards, or if there are delays in the ramp up in the demand of the NIH designated screening centers, revenues recognized under this contract may be deferred to future periods. The agreement expires by its natural terms on November 30, 2008, but may be renewed on an annual basis by the NIH up to November 30, 2013.  It is uncertain at this time whether the NIH will renew this agreement or whether the Company will be successful in entering into new agreements with this customer.

10. Acquisition of Tangible Assets

On April 22, 2005, the Company, through its subsidiary Discovery Partners International AG (parent to Discovery Partners International GmbH), acquired substantially all of the assets (primarily drug discovery equipment) and assumed certain liabilities of Biofrontera Discovery GmbH, a subsidiary of Biofrontera AG, located in Heidelberg, Germany. Discovery Partners International GmbH provides natural products based drug discovery capabilities, which will enhance our current drug discovery offerings in lead optimization and candidate selection.  Biofrontera Discovery GmbH was a development stage company with no customer contracts or revenues and was not considered a business as defined by EITF Issue No. 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business.

Total acquisition cost was as follows:

Cash paid for assets	$1,369,108
Acquisition-related expenses	108,221
Total purchase price	$1,477,329

Allocated to assets and liabilities as follows:

Fair value of tangible assets acquired	$1,824,163
Fair value of liabilities assumed	(346,834)
$1,477,329

11. Subsequent Events

On October 7, 2005, the Company entered into an Asset Purchase Agreement with IRORI Discovery, Inc., now known as Nexus Biosystems (“Nexus”), pursuant to which the Company agreed to sell certain assets and liabilities to Nexus, including the IRORI® chemical synthesis, Crystal Farm® automated protein crystallization, and Universal Store™ compound storage systems product lines for a purchase price of $1,500,000 plus a purchase price adjustment.  Nexus is a California company whose Chief Executive Officer, John Lillig, was previously the Chief Technology Officer, Vice President and General Manager, Discovery Systems for Discovery Partners. The sale price for the assets was effectively based on the total book value of the net assets and the cash cost of operations for the assets sold through the closing date. The sale of net assets pursuant to the Asset Purchase Agreement was completed on October 12, 2005.  The historical operating results related to the net assets sold will be reported as discontinued operations in the fourth quarter of 2005 and the comparative period in fiscal 2004. We anticipate a gain on the sale of the net assets of approximately $400,000 in the fourth quarter of 2005. The following table details the carrying value, as of September 30, 2005, of the assets and liabilities sold:

Assets:
Accounts Receivable	$302,237
Inventories, net	672,753
Prepaids and other current assets	166,695
Property and equipment, net	110,533
License rights, net	320,833
Total Assets	$1,573,051
Liabilities:
Accounts payable and accrued expenses	$312,161
Deferred revenue	10,000
Total Liabilities	$322,161

12. Recent Accounting Pronouncements

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

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment to ARB No. 43 Chapter 4” (SFAS 151). This statement amends the guidance in ARB No. 43 Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight and rehandling costs may be so abnormal to require treatment as current period charges…”  This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this statement will be effective for inventory costs during the fiscal years beginning after June 15, 2005. The Company has not yet determined the effect, if any; the adoption of this standard will have on the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

THIS FORM 10-Q CONTAINS CERTAIN STATEMENTS THAT ARE NOT STRICTLY HISTORICAL AND ARE “FORWARD-LOOKING” STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND INVOLVE A HIGH DEGREE OF RISK AND UNCERTAINTY. SUCH STATEMENTS INCLUDE BUT ARE NOT LIMITED TO STATEMENTS REGARDING OUR ESTIMATED FUTURE AMORTIZATION EXPENSE, EXPECTED FUTURE REVENUES UNDER OUR CHEMISTRY CONTRACT WITH PFIZER, WHETHER WE WILL HAVE ANY FUTURE AGREEMENT WITH PFIZER, EXPECTED FUTURE REVENUES UNDER OUR CONTRACT WITH THE NIH, OUR CASH RESOURCES, OUR FUTURE CASH FLOWS, OUR FUTURE DEBT LEVELS, OUR FUTURE CAPITAL EXPENDITURES AND STATEMENTS ABOUT OUR EXPECTATIONS RELATED TO PROFITABILITY.  OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS DUE TO RISKS AND UNCERTAINTIES THAT EXIST IN OUR OPERATIONS, DEVELOPMENT EFFORTS AND BUSINESS ENVIRONMENT, INCLUDING THOSE DESCRIBED BELOW UNDER THE HEADING “RISKS AND UNCERTAINTIES” AND THOSE DESCRIBED IN OUR FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2004 AND OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION.

Web Site Access to SEC Filings

We maintain an Internet website at www.discoverypartners.com.  We make available, free of charge, on our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Overview

We are a chemistry services company offering a broad range of services to pharmaceutical and biopharmaceutical companies to make the drug discovery process for our customers less expensive and more effective at generating drug candidates. We focus on the portion of the drug discovery process that begins after identification of a drug target through when a drug candidate is ready for pre-clinical studies. Until recently, we also offered our customers instrumentation and consumable products that automate the process of making and storing collections, or libraries, of chemical compounds.  Our current major services are as follows:

Chemistry Services

Compounds.  As a result of internal development and our acquisitions of Axys Advanced Technologies, Inc. (AAT) in 2000 and Systems Integration Drug Discovery Company (SIDDCO), in 2001, we are able to develop and synthesize a broad range of highly purified compound libraries that can be screened using assays. After compounds are screened, promising compounds, or hits, are then improved, or optimized, to generate drug candidates, or leads. As a result of the acquisition of substantially all the assets of Biofrontera Discovery GmbH, in April 2005, we are able to offer collections of unique purified mixtures and purified natural compounds that can be screened using assays and that can then further be characterized or/and modified to generate drug candidates.

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

Screening Services

Screening. We initially acquired our ability to offer these screening services with our acquisition of Discovery Technologies, Ltd. in 1999 (now DPI AG) and have added to our capabilities through further internal development. We now offer high throughput and high content screening services through an experienced staff of scientists located at our facility in Allschwil, Switzerland. We also offer our customers access to a proprietary collection of chemical compounds comprised of compounds from many commercial suppliers as well as those that have been internally developed.  To improve the speed and cost effectiveness of the screening process, we have exclusively licensed from Abbott Laboratories and further developed µARCS, a high throughput screening technology. This platform provides rapid and cost effective, high performance, high throughput screening, while supporting a very broad range of biochemical and cellular assays.

Assays. We acquired the ability to provide assay development services through our acquisition of Discovery Technologies, Ltd. in 1999 and through further internal development. We believe that our assays help our customers better select drug candidates before moving to the more costly stages of pre-clinical and clinical testing. Our team of scientists who are experienced in working with major target classes in a number of significant therapeutic areas, such as cardiovascular, neurology, oncology and ophthalmology develops our assays.

Other licenses and services

Royalties. We license our proprietary gene profiling system, under the Xenometrix patent licensing agreements, that characterizes a cell’s response upon exposure to compounds and other agents by the pattern of gene expression.

Concentrations

During the three and nine months ended September 30, 2005, 57% and 53%, respectively, of our revenue came from our chemistry contract with Pfizer.  We anticipate that this contract will provide for $2.9 million in the fourth quarter of 2005 and nothing thereafter.  The agreement expires by its natural terms on January 6, 2006.  It is uncertain at this time whether we will be successful in entering into new agreements with this customer or any others in sufficient amounts to utilize the additional excess capacity that would result from the completion of this contract.

During the three and nine months ended September 30, 2005, 10% and 14%, respectively, of our revenue came from our compound procurement and management contract with the NIH.  We anticipate this contract will provide for approximately $1.0 million in the fourth quarter of 2005 and approximately $1.2 million for the first quarter of 2006.  The agreement expires by its natural terms on November 30, 2008, but may be renewed on an annual basis by the NIH up to November 30, 2013.  It is uncertain at this time whether the NIH will renew this agreement or whether we will be successful in entering into new agreements with this customer.

The pharmaceutical and biopharmaceutical industries provide substantially all of our revenues.  This industry has experienced economic difficulties in recent periods and is under intense pressure to bring new products to market as quickly as possible in order to both offset the impact of existing drug patent expirations and to grow revenues and profits.  As a result, investment priorities for the industry have shifted more to development activities from discovery activities in order to address these near term pressures and an increasing emphasis is being placed on the achievement of cost savings in discovery research activities.  At the same time, we have experienced significant competitive pressure from lower cost offshore providers in the chemistry services we offer to our customers.  To address these issues, we have shifted our marketing strategy toward a higher value integrated collaborative approach that spans a broader spectrum of the discovery process and are currently evaluating various strategic initiatives that may result in restructuring activities and/or the redirection of our resources to other business opportunities.

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

Chemistry services.   Revenue from the sale of chemical compounds delivered under our chemistry collaborations is recorded as the compounds are shipped.  Revenue under chemistry service agreements that are compensated on a full-time equivalent (FTE) basis is recognized on a monthly or quarterly basis and is based upon the number of FTE employees that actually worked on each project and the agreed-upon rate per FTE per month or quarter.  Beginning in April 2004, in accordance with our agreement with Pfizer, we are compensated based on predetermined limits to reserve sufficient resources to complete specific compound related activities, at the customer’s request, whether or not utilized.  Revenue for reserving these resources is recognized based on the predetermined limits stipulated in the contract.

Effective August 20, 2004, the Company entered into a multi-year contract with the NIH to establish and maintain a Small Molecule Repository to acquire, manage and provide up to one million chemical compounds to multiple NIH Screening Centers as part of the NIH Roadmap Initiative.  Revenue under this contract is recorded as costs are incurred, which include indirect costs that are based on provisional rates estimated by management at the time we submitted our proposal.  We have calculated our actual indirect costs to be greater than our provisional rates and management fully intends to negotiate recovery of these higher costs with the government.  Since this is our first government contract, we have no historical experience negotiating final indirect cost rates with the government and therefore all cost overruns have been expensed.  The NIH Department of Health and Human Services funds this contract in its entirety.  Payments to us for performance under this contract are subject to audit by the Defense Contract Audit Agency (DCAA) and are subject to government funding.  We provide a reserve against our receivables for estimated losses that may result from rate negotiations, audit adjustments and/or government funding availability.  As of September 30, 2005, no such reserve was considered necessary.  To the extent that we incur adjustments due to rate negotiations, audit adjustments, or government funding availability, our revenue may be impacted.

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

Other licenses and services.   Other licenses and services revenue includes royalty revenue due to us under the Xenometrix patent-licensing agreements, development contract revenue; product related services revenue and warranty services revenue related to our instrumentation sales.  Royalty revenue is recognized upon receipt of monies, provided we have no future obligation with respect to such payments.  Development contract revenues are recognized on the proportional performance method.  Product related service revenues are recognized when the performance of the service is complete.  Warranty services revenue is recognized when the related product is shipped and extended warranty services revenue is recognized ratably over the service period.

Integrated drug discovery collaborations may provide chemistry services revenue, screening services revenue, milestone payments and other revenues.  Revenue for each of these elements of such collaborations is recognized as described above.  Revenue from milestone payments would be recognized upon receipt of monies if the milestones are substantive in nature and non-refundable.

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

Inventory.   Inventories are recorded at the lower of cost or market. We write-down our inventory for estimated obsolescence or non-marketability if there is an excess of cost of inventory over the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than we have projected, additional inventory write-downs may be required.  As of September 30, 2005, 94% of our inventory reserve is associated with our chemical compound finished goods inventory. A portion of our net inventory balance represents work-in-process related to multi-year chemistry collaborations. Estimated losses on any deliverables are recorded when they become apparent. As of September 30, 2005, we have reserved approximately $406,000 against the work-in-process representing the anticipated loss on the sale of compound libraries.  The anticipated loss is based on the estimated revenue that will be recognized upon shipment of the compound libraries as well as estimated future costs associated with this revenue.  The actual loss on the sale of these libraries could differ from management’s estimates.

Long-lived assets.   In accounting for long-lived assets, we make estimates about the expected useful lives and the potential for impairment. Changes in the marketplace, technology or our operations could result in changes to these estimates. Our long-lived assets are evaluated for impairment when events and circumstances indicate that the assets may be impaired. If impairment is indicated, we reduce the carrying value of the asset to fair value. As of September 30, 2005, we have prepaid approximately $6.0 million to Abbott Laboratories for royalties related to the µARCS screening technology. This prepayment is carried on our balance sheet as a prepaid royalty.  In the first quarter of 2004 we began amortization of this asset using a five-year life as we have begun to derive value from the related technology.  This technology has been evaluated by several companies and is being utilized in revenue generating activities. Based on these evaluations, the current revenue generating projects and its future revenue potential, we believe that the carrying value of the asset is not impaired.  If we are not successful in generating sufficient revenues in the future from this asset, we may be required to record impairment charges up to $3.9 million. During the nine months ended September 30, 2005 we recorded an impairment charge of $1.0 million on patent rights to a proprietary gene profiling system that is licensed and which enables us to offer toxicology research products and services. The loss of a customer required the reevaluation of the recoverability of the gross carrying value of the asset. Revenues generated by this asset are included in service revenues. If we are not successful in generating sufficient revenues in the future from this asset, we may be required to record additional impairment charges up to $751,000.

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

Results of Operations For The Three Months Ended September 30, 2005 and 2004

Revenue.  Total revenue decreased 12% to $11.1 million for the three months ended September 30, 2005 from $12.6 million for the three months ended September 30, 2004. The decrease in revenue was primarily due to decreases in chemistry services revenue, screening services revenue and instrumentation product revenue. The decrease in chemistry services revenue of approximately $475,000 resulted primarily from a decrease in compound shipments to Pfizer and the completion of two chemistry services contracts.  This decrease was partially offset by new business with the NIH.  The decrease in instrumentation product and related service revenues of $290,000 was primarily due to lower Crystal Farm sales.  The decrease in screening service revenues of $660,000 was due to an overall decrease in screening business.

In the three and nine months ended September 30, 2005, 10% and 14%, respectively, of our revenues came from the NIH funded contract.  Revenues under the NIH contract are earned as costs are incurred to procure, inspect and ship compounds to NIH designated screening centers.  In addition, revenues are earned as compounds are purchased on behalf of the NIH at such time that the compounds pass certain quality standards as specified by the NIH and payment is made to the compound vendors.  The timing of revenues earned is partially dependent on the timing of the NIH selection of compounds; the timing of procurement and processing of acquired compounds and the volume of screening activity at the NIH designated screening centers. In the event the NIH is delayed in the selection process of acquiring compounds, or such acquired compounds fail to meet the NIH specified standards, or if there are delays in the ramp up in the demand of the NIH designated screening centers, revenues recognized under this contract may be deferred to future periods. We anticipate this contract will provide for approximately $1.0 million in the fourth quarter of 2005 and approximately $1.2 million for the first quarter of 2006.

Gross margin.  Gross margin as a percentage of revenues decreased to 41% for the three months ended September 30, 2005 from 46% for the three months ended September 30, 2004.  The decrease in gross margin for 2005 is primarily due to lower volumes of screening and chemistry services revenue and instrumentation product revenue. The decrease in gross margin was partially offset by the margin on the new NIH business.  At the present time, although a majority of our chemistry services operations are dedicated to satisfying our contractual obligations to Pfizer, we estimate that such operations are running at less than 50% of physical capacity. Costs as a result of excess capacity is recognized as incurred. It is uncertain at this time whether we will be successful in entering into new agreements with Pfizer or any other customers in sufficient amounts to utilize the additional excess capacity that would result from the completion of this contract.

Research and development expenses. Research and development expenses consist primarily of salaries and benefits, supplies and expensed development materials, and facilities costs and equipment depreciation. Research and development expenses increased 46% to $1.8 million for the three months ended September 30, 2005 from $1.2 million for the three months ended September 30, 2004. Research and development expenses increased primarily due to the addition of the operations of Discovery Partners International GmbH, in Heidelberg, Germany, in April 2005 representing approximately $740,000 of expenses in 2005. This increase was partially offset by a decrease of research and development activities within the instrumentation operations.  Research and development expenses as a percentage of revenues were 16% and 10% for the three months ended September 30, 2005 and 2004, respectively.

Selling, general and administrative expenses. Selling, general and administrative expenses consist primarily of salaries and benefits for sales and marketing and administrative personnel, advertising and promotional expenses, professional services, and facilities costs.  Selling, general and administrative expenses decreased 7% to $3.5 million for the three months ended September 30, 2005 from $3.7 million for the three months ended September 30, 2004. The decrease is primarily a result of decreased business development and administrative activities resulting from attrition and lower incentive compensation costs.  Selling, general and administrative expenses as a percentage of revenues were 31% and 30% for the three months ended September 30, 2005 and 2004, respectively.

Stock-based compensation.  We awarded 142,500 shares of restricted stock and rights to acquire 700,000 shares of restricted stock in August 2003, July 2004 and April 2005, collectively.  As a result, we have recorded deferred stock-based compensation to be amortized on an accelerated basis over the period that these options, restricted stock grants and rights to acquire restricted stock vest. The deferred stock-based compensation expense was approximately $275,000 and $340,000 for the three months ended September 30, 2005 and 2004, respectively.

Interest income. Interest income, net, increased 65% to $614,000 for the three months ended September 30, 2005 compared to $372,000 for the three months ended in September 30, 2004. The increase in interest income is due primarily to higher yields in the third quarter of 2005 compared to the third quarter of 2004.

Results of Operations For The Nine Months Ended September 30, 2005 and 2004

Revenue.   Total revenue decreased 21% to $29.5 million for the nine months ended September 30, 2005 from $37.4 million for the nine months ended September 30, 2004. The decrease was primarily due to decreases in instrumentation product revenue, chemistry service revenue and screening service revenue.  The decrease in instrumentation product revenue of approximately $2.6 million is primarily due to lower Crystal Farm product sales. The decrease in chemistry service revenue of approximately $2.4 million resulted primarily from lower compound shipments partially offset by the new compound storage business with the NIH.  In the fourth quarter of 2004, we exercised our right to deliver additional compounds in 2004, not to exceed the number of compounds scheduled for delivery in the first quarter of 2005 as stipulated in the contract.  These additional shipments in 2004 equaled our allotment for the first quarter of 2005 and resulted in additional revenue of $4.2 million in the fourth quarter of 2004 that was, therefore, not recognized in the first quarter of 2005. The decrease in screening services revenue of approximately $2.1 million resulted primarily from a decrease in screening volumes.

Gross margin.   Gross margin as a percentage of revenue decreased to 34% for the nine months ended September 30, 2005 from 43% for the nine months ended September 30, 2004.  The decrease in gross margin for 2005 is primarily due to lower volumes of chemistry and screening services and instrumentation product revenue and a shift in the mix of chemistry services revenues toward lower margin services. At the present time, although the substantial majority of our chemistry services operations are dedicated to satisfying our contractual obligations to Pfizer, we estimate that such operations are running at less than 50% of physical capacity. Costs as a result of excess capacity is recognized as incurred. It is uncertain at this time whether we will be successful in entering into new agreements with Pfizer or any other customers in sufficient amounts to utilize the additional excess capacity that would result from the completion of this contract.

Research and development expenses.   Research and development expenses consist primarily of salaries and benefits, supplies and expensed development materials, and facilities costs including equipment depreciation.  Research and development expenses increased 53% to $4.6 million for the nine months ended September 30, 2005 from $3.1 million for the nine months ended September 30, 2004.  Research and development expenses increased primarily due to the addition of the operations of Discovery Partners International GmbH, in Heidelberg, Germany, in April 2005 representing approximately $1.3 million of expenses in the nine months ended September 30, 2005.  In addition, research and development costs related to internal programs focused on targeted libraries, in silico tools, assay development, computational discovery and high content screening increased as resources to support chemistry and screening service revenues were redeployed to research and development activities.  Research and development expenses as a percentage of revenues were 16% and 8% for the nine months ended September 30, 2005 and 2004, respectively.

Selling, general and administrative expenses.   Selling, general and administrative expenses consist primarily of salaries and benefits for sales, marketing and administrative personnel, advertising and promotional expenses, professional services, and facilities costs. Selling, general and administrative expenses increased to $11.2 million for the nine months ended September 30, 2005 from $10.9 million for the nine months ended September 30, 2004. Selling, general and administrative expenses increased primarily due to costs related to separation agreements with two former executives and increased consulting charges partially offset by decreased incentive compensation costs due to underperformance against corporate goals and decreased business development and administrative activities resulting from attrition.  Selling, general and administrative expenses as a percentage of revenues were 38% and 29% for the nine months ended September 30, 2005 and 2004, respectively.

Restructuring expenses.   During 2003, we closed our Tucson facility.  As a result, the estimated costs to exit certain contractual and lease obligations, among other things, were accrued as of the restructuring date.  During the nine months ended September, 30, 2005 we incurred approximately $112,000 in additional restructuring expense resulting from an increase in the estimate to restore the facility to its original condition as stipulated in the lease.  We do not expect to incur any additional restructuring charges related to the Tucson closure.

Stock-based compensation.   We awarded 142,500 shares of restricted stock and rights to acquire 700,000 shares of restricted stock in August 2003, July 2004 and April 2005, collectively.  As a result, we have recorded deferred stock-based compensation to be amortized on an accelerated basis over the period that these restricted stock grants and rights to acquire restricted stock vest. The deferred stock-based compensation expense was approximately $874,000 and $644,000 for the nine months ended September 30, 2005 and 2004, respectively.

Impairment of intangible assets.   We recorded an impairment charge of $1.0 million during the nine months ended September 30, 2005 on patent rights to a proprietary gene profiling system that is licensed and which enables the Company to offer toxicology research products and services. The loss of a customer required the reevaluation of the recoverability of the carrying value of the asset. No impairment charges were recognized during the same period in 2004.

Interest income.   Interest income increased 48% to $1.5 million for the nine months ended September 30, 2005 compared to $1.0 million for the nine months ended in September 30, 2004. The increase in interest income is due primarily to higher yields in 2005 compared to 2004.

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

In May 2004 the SEC declared our secondary public offering effective. A total of 8,305,300 shares of common stock at a price of $5.00 per share were made available to the public.  Axys Pharmaceuticals, Inc., then a stockholder of Discovery Partners International, Inc., registered 7,222,000 shares for resale, with the remaining 1,083,300 shares registered for sale by the Company to the underwriters to cover over-allotments. We received proceeds from the offering, of the shares registered for sale by the Company, of $5.1 million net of underwriter’s discounts.

Cash and cash equivalents and short-term investments totaled approximately $80.7 million at September 30, 2005, compared to $80.0 million at December 31, 2004.

Operating Activities.   We rely on cash on hand and cash flows from operations to provide working capital for current and future operations. We believe we have sufficient cash resources to fund existing operations for the next twelve months. Cash flows provided by operating activities totaled $5.2 million and $2.9 million for the nine months ended September 30, 2005 and 2004, respectively. The increase in operating cash flows in 2005 compared to 2004 was primarily due to a significant decrease in accounts receivables and an increase in deferred revenues as we received payments from our customers offset by our operating loss and a decrease in accounts payable and accrued expenses primarily as a result of incentive payments made to key employees in the first quarter of 2005.  We currently expect the disposition of the net assets of the instrumentation operations to generate approximately $1.8 million in cash available for operations for the remainder of fiscal 2005. In addition, we expect the acquisition of the assets of Biofrontera Discovery GmbH to require approximately $700,000 in cash to fund operations for the remainder of fiscal 2005. We currently expect an operating loss for the year ending December 31, 2005, which would negatively impact our cash flows from operations in the future.

Investing Activities.   Cash provided by investing activities totaled $15.9 million for the nine months ended September 30, 2005 compared to cash used in investing activities of $9.4 million for the nine months ended September 30, 2004.  The increase in cash provided by investing activities in 2005 compared to 2004 is due primarily to an increase in investment of highly liquid investments classified as cash equivalents versus short-term investments during the first half of 2005 offset by the payments made in connection with our acquisition of assets from Biofrontera Discovery GmbH and purchases of compound storage equipment and leasehold improvements to support the Small Molecule Repository program for the NIH.

We currently anticipate investing approximately $400,000 to $700,000 during the remainder of 2005 for leasehold improvements and capital equipment necessary to support the future growth in compound management services and integrated drug discovery collaborations. Our actual future capital requirements will depend on a number of factors, including our success in increasing sales of both existing and new service offerings, expenses associated with unforeseen litigation, regulatory changes, competition and technological developments, and potential future merger and acquisition activity, potential restructuring activities as well as research and development spending.

Financing Activities.   Cash provided by financing activities totaled $91,000 and $5.7 million for the nine months ended September 30, 2005 and 2004, respectively. This change is primarily due to the sale of approximately 1.1 million shares or our common stock generating $5.1 million in net proceeds during the second quarter of 2004. In connection with our acquisition of assets from Biofrontera Discovery GmbH, we assumed certain capital lease obligations totaling approximately $241,000. Payments made under these agreements totaled $241,000 for the nine months ended September 30, 2005.  Absent any significant merger and acquisition activity, we do not expect to incur debt in the remainder of 2005.

On October 4, 2001, our board of directors approved a Stock Repurchase Plan, authorizing the repurchase of up to 2,000,000 shares of common stock at no more than $3.50 per share. In 2003, we purchased 115,000 shares under this Plan for $289,000 and in 2001; we purchased 35,000 shares for $119,250.  We did not purchase any shares in 2004 and for the first nine months of 2005 pursuant to this Plan.  We continue to have the authority to purchase additional shares in the future.

Contractual Obligations

We have entered into various agreements that obligate us to make future payments. The table below sets forth the contractual cash obligations that exist as of September 30, 2005:

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Minimum License Fees(a)	$100,000	$15,000	$25,000	$20,000	$40,000
Firm Purchase Orders	1,849,873	1,848,706	1,167	—	—
Operating Leases	9,076,468	3,974,068	4,856,756	188,808	56,837
Total Contractual Cash Obligations	$11,026,341	$5,837,774	$4,882,923	$208,808	$96,837

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

A significant portion of our actual first nine months of 2005 and anticipated annual 2005 revenues were and will be, as the case may be, derived from the chemistry collaboration we originally entered into with Pfizer in December 2001. In February 2004, the agreement with Pfizer was amended. Under this agreement, Pfizer has a contractual right to terminate the contract, with or without cause, upon six months notice after January 5, 2005. Either party may also terminate the agreement upon the material, uncured breach of the other party, and Pfizer may terminate the agreement if we are acquired by a third party or in the event of a change in control of our company. The agreement expires by its natural terms on January 6, 2006.  During the nine months ended September 30, 2005, revenue from Pfizer represented 53% of our total revenue. As a result of exercising our right under the Pfizer agreement to deliver additional compounds in 2004, not to exceed the number of compounds scheduled for delivery in the first quarter of 2005, we recognized $4.2 million of additional revenues in 2004, which has reduced the amount of revenues we generated in the first half of 2005 under this agreement. As of September 30, 2005, 6% of the total potential revenue under the existing Pfizer agreement remains to be earned and recognized. If our relationship with Pfizer or our contracts with other customers to whom we provide significant products or services are terminated, or not renewed after January 5, 2006, we will have substantial capacity available until we are able to find new customers for our products and services to utilize that capacity. We may be delayed in entering or not able to enter into contracts with new customers to utilize any available capacity. We will continue to bear the costs of that capacity until we are able to enter into contracts with customers for those products or services.  Revenues with respect to those products and services may be delayed or we may not recognize revenues at all to the extent we are delayed in entering or not able to enter into contracts with new customers to utilize available capacity.

In addition, another significant portion of our actual first nine months of 2005 and anticipated annual 2005 revenues were and will be, as the case may be, derived from the compound procurement and management contract that we entered into with the NIH in September, 2004.  The agreement expires by its natural terms on November 30, 2008, but may be renewed on an annual basis by the NIH up to November 30, 2013.  During the nine months ended September 30, 2005, revenue from the NIH represented 14% of our total revenue.  Revenues under the NIH contract are earned as costs are incurred to procure, inspect and ship compounds to NIH designated screening centers.  In addition, revenues are earned as compounds are purchased on behalf of the NIH at such time that the compounds pass certain quality standards as specified by the NIH and payment is made to the compound vendors. Timing of revenues earned is partially dependent on the timing of the NIH selection of compounds; the timing of procurement and processing of acquired compounds and the volume of screening activity at the NIH designated screening centers. In the event the NIH is delayed in the selection process of acquiring compounds, or such acquired compounds fail to meet the NIH specified standards, or if there are delays in the ramp up in the demand of the NIH designated screening centers, revenues recognized under this contract may be deferred to future periods. It is uncertain at this time whether the NIH will renew this agreement or whether we will be successful in entering into new agreements with this customer.

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

•            Compound storage services ;

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

Moreover, the pharmaceutical and biopharmaceutical industries are characterized by continuous technological innovation. We anticipate that we will face increased competition in the future as new companies enter the market and our competitors make advanced technologies available. Technological advances or entirely different approaches that we or one or more of our competitors develop may render our products, services and expertise obsolete or uneconomical. For example, advances in informatics and virtual screening may render some of our technologies; such as our large compound libraries, obsolete. Additionally, the existing approaches of our competitors or new approaches or technologies that our competitors develop may be more effective than those we develop. We may not be able to compete successfully with existing or future competitors.

In addition, due to improvements in global communications, combined with the supply of lower cost PhD level scientific talent, we now face significant competition for our chemistry and computational chemistry services from low-cost offshore locations such as China, India and Eastern Europe.

If we do not generate adequate revenues from our intellectual property investments, we may have to record significant impairment charges.

We have prepaid approximately $6.0 million to Abbott Laboratories for royalties related to the µARCS screening technology. This prepayment is carried on our balance sheet as prepaid royalty net of $2.1 million of accumulated amortization. We acquired the patent rights to a proprietary gene profiling system in connection with our acquisition of Xenometrix in 2001. The loss of a customer required the reevaluation of the recoverability of the gross carrying value of the asset in the first quarter of 2005, which resulted in an impairment charge of $1.0 million.

If we are not successful in generating revenues in the future from these assets, we may be required to record impairment charges up to $4.7 million collectively, which would materially impact our profitability.

Our financial performance will depend on the prospects of the pharmaceutical and biopharmaceutical industries and the extent to which these industries engage outside parties to perform one or more aspects of their drug discovery process.

Our revenues depend to a large extent on research and development expenditures by the pharmaceutical and biopharmaceutical industries and companies in these industries outsourcing research and development projects. These expenditures are based on a wide variety of factors, such as the spending priorities among various types of research and policies regarding expenditures during recessionary periods. In recent years, pharmaceutical companies have been attempting to contain spending on drug discovery and many biotechnology companies have found it difficult to raise capital to fund drug discovery activities. Geopolitical uncertainty or general economic downturns in our customers’ industries or any decrease in research and development expenditures could harm our operations, as could increased acceptance of management theories that counsel against outsourcing of critical business functions. Any decrease in drug discovery spending by pharmaceutical and biopharmaceutical companies could cause our revenues to decline and hurt our profitability.

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

Additional risks associated with a concentrated customer base include:

•       Larger companies may develop and utilize in-house technology and expertise rather than using our services; and

•       Larger customers may negotiate price discounts or other terms for our services that are unfavorable to us.

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

We have incurred significant operating and net losses since our inception. As of September 30, 2005, we had an accumulated deficit of $106.0 million. Although we generated net income during 2004 of $3.9 million, we had a net loss of $341,000 and $6.3 million for the three and nine months ended September 30, 2005, respectively.  We may also in the future incur operating and net losses and negative cash flow from operations. We did not achieve operating profitability until the third quarter of 2003 and we may not be able to achieve or maintain profitability in any quarter in the future. We currently expect an operating loss for the year ended December 31, 2005. If we do achieve profitability in the future, the level of any profitability cannot be predicted and may vary significantly from quarter to quarter.

We may fail to expand customer relationships through the integration of our services.

We may not be able to use existing relationships with customers in individual areas of our business to sell services in multiple areas of drug discovery. We may not be successful in selling our offerings in combination across the range of drug discovery disciplines we serve because integrated combinations of our services may not achieve time and cost efficiencies for our customers, especially our large pharmaceutical company customers. Biotechnology companies may desire our integrated offerings but are often not sufficiently capitalized to pay for these services. In addition, we may not succeed in further integrating our offerings. If we do not achieve integration of our services, we may not be able to take advantage of potential revenue opportunities and differentiate ourselves from competitors.

Our services and technologies may never help discover drugs that receive Food and Drug Administration approval, which may make it difficult for us to gain new business.

To date, we are not aware of any of our customers having used any of our drug discovery products, services or technologies to develop a drug that ultimately has been approved by the Food and Drug Administration, and our customers may never do so. Whether our customers use our drug discovery products, services and technologies to develop any drugs that ultimately receive Food and Drug Administration approval will depend heavily on our scientific success and our customers’ scientific success, as well as on our customers’ ability to meet applicable Food and Drug Administration regulatory requirements. Our services and technologies may fail to assist our customers in achieving their drug discovery objectives, either on a timely basis or at all. For example, when our customers deliver proteins to us for assay development or chemistry library design ideas for chemical compound development and production, we may design assays or develop chemical compound libraries that fail to fully characterize the applicable protein’s or compound’s therapeutic potential, which could cause its further development to be delayed or abandoned. Additionally, our customers may not deliver to us proteins for assay development or chemistry library design ideas for chemical compound development and production that yield promising lead compounds for further development. Our customers may also lack the resources or experience or be otherwise unable to comply with the Food and Drug Administration’s clinical trial requirements. Certain of our competitors are able to claim that their drug discovery products or services have been used in developing drugs that received Food and Drug Administration approval. To the extent that potential customers consider demonstrated therapeutic success an important factor in selecting between us and our competitors, we may be competitively disadvantaged, which would negatively impact our ability to generate new business.

Many of our service offerings have lengthy sales cycles, which could cause our operating results to fluctuate significantly from quarter to quarter.

Sales of many of our services typically involve significant technical evaluation and commitment of expense or capital by our customers. Accordingly, the sales cycles, or the time from finding a prospective customer through closing the sale, associated with these collaborations, typically range from six to eighteen months. The formation of these collaborations are subject to a number of significant risks, including customers’ budgetary constraints and internal acceptance reviews that are beyond our control. Due to these lengthy and unpredictable sales cycles, our operating results could fluctuate significantly from quarter to quarter. We expect to continue to experience significant fluctuations in quarterly operating results due to a variety of factors, such as our ability to enter into integrated drug discovery collaborations and the timing of these collaborations, and general and industry specific economic conditions, that may affect the research and development expenditures of pharmaceutical and biopharmaceutical companies.

Our services involve significant scientific risk of fulfillment.

A large portion of our revenues relies upon our and our customers’ scientific success. Our services and technologies may fail to assist our customers in achieving their drug discovery objectives, on a timely basis or at all. For example, when our customers deliver proteins to us for assay development or chemistry library design ideas for chemical compound development and production, we rely on our customers for timely delivery of those deliverables, and our customers rely on us for timely and effective assay design or compound library development and production that fulfills our scientific obligations to them. To the extent that either we experience delays or failures in receiving specific deliverables required for us to complete our objectives or we encounter delays in our ability to meet, or are unable to meet, our scientific obligations, we may be unable to receive and recognize revenues in accordance with our expectations.

If our services do not become widely used in the pharmaceutical and biopharmaceutical industries, it is unlikely that we will be profitable.

We have a limited history of offering our services, including informatics tools, biology services, µARCS, toxicology services, natural products and compound management. It is uncertain whether our current customers will continue to use these services or whether new customers will use these services. In order to be successful, our services must meet the requirements of the pharmaceutical and biopharmaceutical industries, and we must convince potential customers to use our services instead of competing technologies and offerings. Moreover, we cannot thrive unless we can achieve economies of scale on our various offerings. Market acceptance will depend on many factors, including our ability to:

•          Convince potential customers that our technologies are attractive alternatives to other technologies for drug discovery;

•          Conduct services in with acceptable quality and at an acceptable cost;

•          Convince potential customers to purchase services from us rather than performing them internally.

Because of these and other factors, some of which are beyond our control, our services may not gain sufficient market acceptance.

The intellectual property rights on which we rely to protect the technology underlying our techniques may not be adequate, which could enable third parties to use our technology or very similar technology and could reduce our ability to compete in the market.

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

Our European eukaryotic gene-profiling patent was opposed by various companies. Oral proceedings were held before the Opposition Division of the European Patent Office in January 2003. At the conclusion of the hearing, the Opposition Division maintained our patent in amended form. The period during which an appeal of the Opposition Division decision could be made has expired. As amended, the patent claims kits and methods for identifying and characterizing the potential toxicity of a compound using expression profiles of four categories of stress.

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

•                    Announcements of technological innovations by our competitors; or us

•                    New products or services introduced or announced by our competitors; or us

•                    Changes in financial estimates by (or the beginning or cessation of research coverage by) securities analysts;

•                    The announcements by our competitors or us of financial results that do not meet or exceed the results anticipated by the public markets;

•                    Conditions or trends in the pharmaceutical and biopharmaceutical industries or in the drug discovery services industry;

•                    Announcements by our competitors or us of significant acquisitions, collaborations, joint ventures or capital commitments, or terminations of collaborations or joint ventures;

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

Our future success will depend to a significant extent on our ability to attract, retain and motivate highly skilled scientists and sales personnel. In addition, our business would be significantly harmed if we lost the services of Ricardo Pigliucci, our chief executive officer or Dr. Michael Venuti, our chief scientific officer. We do not maintain life insurance on any of our officers. Our ability to maintain, expand or renew existing collaborations with our customers, enter into new collaborations and provide additional services to our existing customers depends, in large part, on our ability to hire and retain scientists with the skills necessary to keep pace with continuing changes in drug discovery technologies and sales personnel who are highly motivated. Additionally, it is difficult for us to find qualified sales personnel in light of the fact that our sales personnel generally hold PhD’s in scientific fields. Our U.S. employees are “at will,” which means that they may resign at any time, and we may dismiss them at any time (subject, in some cases, to severance payment obligations). We believe that there is a shortage of, and significant competition for, scientists with the skills and experience in the sciences necessary to perform the services we offer. We compete with pharmaceutical companies, biopharmaceutical companies, combinatorial chemistry companies, contract research companies and academic institutions for new personnel. If we do not attract new scientists or sales personnel or retain or motivate our existing personnel, we will not be able to grow.

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

We incurred a $50.9 million goodwill impairment charge during the fourth quarter of 2002, which represented the write-off of goodwill that we had accumulated in connection with several acquisitions. In the event that we make future acquisitions, we may take additional write-downs or write-offs associated with acquired assets, which could have a material adverse effect on our results of operations and financial condition. Any future acquisitions we make may also not improve our business as much as we expect, or be accretive to our earnings, which could cause the trading price of our common stock to decline. In addition, if any future acquisitions we make do not improve our business as much as we expect, we may choose to discontinue the businesses associated with those acquisitions by divestiture or by shutting those businesses down. We may also choose to divest or shut down existing businesses or product or service lines for strategic reasons. We may incur substantial exit costs, losses and liabilities in connection with any such divestiture or shutdown.

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

Our products and services as well as our research and development processes involve the controlled use of hazardous materials. For example, we often use dangerous acids, bases, oxidants, and radio isotopic and flammable materials. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. We cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of such an accident, we could be held liable for any damages that result, and any such liability could exceed our resources and disrupt our business. In addition, we may have to incur significant costs to comply with environmental laws and regulations related to the handling or disposal of such materials or waste products in the future, which would require us to spend substantial amounts of money.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Short-term investments.  Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments are and will be in short-term marketable securities, U.S. government securities and corporate bonds. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to our principal. The average maturity of our investment portfolio is six months. A 1% change in interest rates would have an effect of approximately $403,000 on the value of our portfolio.

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

We have not in the past taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with DPI AG or transactions with our worldwide customers, but anticipate that we could begin to hedge against foreign exchange transaction gains and losses resulting from non-Swiss franc invoices issued to customers by DPI AG in the future. A 10% change in the value of the Swiss franc, relative to the U.S. dollar throughout 2005 would have resulted in a 2% change in revenue for the nine months ended September 30, 2005.

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

There were no changes in our internal control over financial reporting that occurred in the third quarter of 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The registration statement (File No. 333-36638) for our initial public offering was declared effective by the SEC on July 27, 2000. We received net proceeds from the offering of approximately $94.7 million. Through September 30, 2005, we had used approximately $19.1 million of the net proceeds for acquisitions of companies, $6.0 million for prepaid µARCS royalties, $15.5 million for capital expenditures and $1.9 million for costs associated with restructuring.

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

DISCOVERY PARTNERS INTERNATIONAL, INC.

Date: November 8, 2005	By:	/s/	Riccardo Pigliucci
Riccardo Pigliucci
Chief Executive Officer
(Duly Authorized Officer)

Date: November 8, 2005	By:	/s/	Craig Kussman
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