Form 10-Q
period 2006-03-31
DISCOVERY PARTNERS INTERNATIONAL INC
filed 2006-05-10
CIK 1113148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006 or

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

As of May 8, 2006, a total of 26,436,931 shares of the Registrant’s Common Stock, $0.001 par value, were issued and outstanding.

DISCOVERY PARTNERS INTERNATIONAL, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements:
Condensed Consolidated Balance Sheets at March 31, 2006 (unaudited) and December 31, 2005
Condensed Consolidated Statements of Operations for the Three months Ended March 31, 2006 and 2005 (unaudited)
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005 (unaudited)
Notes to Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

DISCOVERY PARTNERS INTERNATIONAL, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Discovery Partners International, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,116,747	$24,231,257
Short-term investments	55,011,455	59,254,873
Accounts receivable, net	2,595,588	5,673,509
Inventories, net	700,090	578,842
Prepaid expenses	1,544,465	1,734,030
Other current assets	978,194	961,715
Total current assets	85,946,539	92,434,226
Restricted cash	1,061,282	1,060,753
Property and equipment, net	4,953,203	7,950,765
Patent and license rights, net	684,062	717,707
Other assets, net	126,254	116,230
Total assets	$92,771,340	$102,279,681
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,717,488	$2,093,095
Restructuring accrual	697,022	927,890
Accrued compensation	795,638	1,298,425
Deferred revenue	1,421,804	2,357,915
Total current liabilities	5,631,952	6,677,325
Deferred rent	367,125	420,067
Other long-term liabilities	497,020	108,000
Total liabilities	6,496,097	7,205,392
Stockholders’ equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2006 and December 31, 2005	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 26,453,981 and 26,441,902 issued and outstanding at March 31, 2006 and December 31, 2005, respectively	26,454	26,442
Common stock issuable	—	1,596,500
Treasury stock, at cost, 306,933 shares at March 31, 2006 and December 31, 2005, respectively	(1,037,190)	(1,037,190)
Additional paid-in capital	210,118,840	209,237,267
Deferred compensation	—	(919,217)
Accumulated other comprehensive income	99,778	63,779
Accumulated deficit	(122,932,639)	(113,893,292)
Total stockholders’ equity	86,275,243	95,074,289
Total liabilities and stockholders’ equity	$92,771,340	$102,279,681

See accompanying notes

Discovery Partners International, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues:
Services	$4,338,795	$6,733,726
Cost of revenues:
Services	5,011,684	5,178,782
Gross margin	(672,889)	1,554,944
Operating expenses:
Research and development	980,400	561,050
Selling, general and administrative	3,606,983	4,370,500
Impairment of long-lived assets	3,225,282	1,000,000
Restructuring	1,572,976	129,672
Total operating expenses	9,385,641	6,061,222
Loss from continuing operations	(10,058,530)	(4,506,278)
Interest income	855,241	464,706
Interest expense	(1,186)	—
Foreign currency transaction gains, net	30,150	33.399
Other income (loss), net	(21,179)	48,587
Loss from continuing operations before provision for income taxes	(9,195,504)	(3,959,586)
Provision for income taxes	8,813	1,557
Net loss from continuing operations	(9,204,317)	(3,961,143)
Discontinued operations:
Gain on sale from discontinued operations	164,970	—
Loss from discontinued operations	—	(587,143)
Net loss	$(9,039,347)	$(4,548,286)
Basic:
Continuing operations	$(0.35)	$(0.16)
Discontinued operations	0.00	(0.02)
Net loss per share	$(0.35)	$(0.18)
Weighted average shares outstanding:
Basic and diluted	26,112,186	25,842,519

See accompanying notes

Discovery Partners International, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Operating activities
Net loss	$(9,039,347)	$(4,548,286)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	1,049,344	1,313,056
Stock based compensation	179,873	284,400
Impairment of long-lived assets	3,225,282	1,000,000
Restructuring expense	1,572,976	129,672
Gain on sale of discontinued operations	(164,970)	—
Loss on disposal of fixed assets	1,735	1,208
Realized (gain) loss on investments	(522)	77,633
Change in operating assets and liabilities:
Accounts receivable	3,099,201	7,077,519
Inventories	(119,795)	(819,621)
Other current assets	272,225	526,131
Accounts payable and accrued expenses	(281,317)	(2,208,069)
Restructuring accrual	(1,388,602)	(93,805)
Deferred revenue	(949,055)	2,165,631
Deferred rent	(53,106)	1,302
Net cash provided by (used in) operating activities	(2,596,078)	4,906,771
Net cash provided by operating activities from discontinued operations	—	1,115,377
Investing activities
Purchases of property and equipment	(873,628)	(486,266)
Proceeds from sale of discontinued operations	73,700	—
Other assets	—	(576,991)
Purchase of patents, license rights and prepaid royalties	—	(2,274)
Purchases of short term investments	(6,465,724)	(5,995,801)
Proceeds from sales and maturity of short term investments	10,726,548	23,439,519
Net cash provided by investing activities	3,460,896	16,378,187
Net cash used in investing activities from discontinued operations	—	(36,969)
Financing activities
Net proceeds from issuance of common stock	24,431	153,291
Net cash provided by financing activities	24,431	153,291
Effect of exchange rate changes	(3,759)	(3,192)
Net increase in cash and cash equivalents	885,490	22,513,465
Cash and cash equivalents at beginning of period	24,231,257	13,148,242
Cash and cash equivalents at end of period	$25,116,747	$35,661,707
Supplemental disclosure of cash flow information
Interest paid	$1,186	$—
Income taxes paid	$10,386	$2,000
Supplemental schedule of non cash investing and financing activities
Unrealized gain (loss) on investments	$(3,091)	$67,581
Common stock received in payment of notes receivable	$—	$36,750
Purchases of property and equipment also included in accounts payable at period end	$(375,000)	$—
Repurchase/forfeiture of restricted stock	$—	$452,000

See accompanying notes

DISCOVERY PARTNERS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

MARCH 31, 2006

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. The condensed consolidated balance sheet as of March 31, 2006, condensed consolidated statements of operations for the three months ended March 31, 2006 and 2005, and the condensed consolidated statements of cash flows for the three months ended March 31, 2006 and 2005 are unaudited, but include all adjustments (consisting of normal recurring adjustments and adjustments related to impairment charges and restructuring costs as described in Note 7 and Note 9), which Discovery Partners International, Inc. (the Company) considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2006 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. Information included in Note 11 herein should be considered when evaluating the Company’s financial results. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005 included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

The condensed consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries: Discovery Partners International AG (DPI AG), which wholly owns Discovery Partners International GmbH (DPI GmbH); ChemRx Advanced Technologies, Inc.; Xenometrix, Inc.; Discovery Partners International L.L.C. (DPI LLC); Structural Proteomics, Inc. (substantially inactive); Systems Integration Drug Discovery Company, Inc. (substantially inactive) and Irori Europe, Ltd. (substantially inactive). All intercompany accounts and transactions have been eliminated.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, such as inventory, property and equipment, patent and license rights, and restructuring accruals, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain amounts related to stock based compensation reported in prior periods have been reclassified to conform to current year presentation requirements.

2. Net Loss Per Share

Basic and diluted net loss per share is presented in conformity with Statement of Financial Accounting Standard No. 128, “Earnings per Share” (FAS 128). In accordance with FAS 128, basic net loss per share has been computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. In loss periods, common stock equivalents are excluded from the computation of diluted net loss per share as their effect would be anti-dilutive. The total number of shares issuable upon exercise of stock options and rights to acquire restricted stock excluded from the calculation of diluted earnings per share since they are anti-dilutive were 2,692,680 and 3,506,466 for the three months ended March 31, 2006 and 2005, respectively.

3. Change in Accounting Method for Share-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards No. 123 (FAS 123R), “Share-Based Payment,” which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the effective dates for FAS 123R. In accordance with the new rule, the Company adopted the accounting provisions of FAS 123R beginning in the first quarter of fiscal 2006.

Under FAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. The Company adopted the provisions of FAS 123R on January 1, 2006, the first day of the Company’s fiscal year 2006, using a modified prospective application, which provides for certain changes to the method for valuing share-based compensation. Under the modified prospective application, prior periods are not revised for comparative purposes. The valuation provisions of FAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, “Accounting for Stock-Based Compensation” (FAS 123).

Upon the adoption of FAS 123R, the Company has elected to continue to use the Black-Scholes-Merton valuation model in estimating the fair value of equity awards. The Company’s option grants are simplistic in nature and generally vest under service provisions. The Company does not allow for the exercise of options prior to vesting (after January 1, 2003), they are not transferable nor do they allow for hedging. There were no options granted during the three months ended March 31, 2006.

On November 10, 2005, the FASB issued FASB Staff Position (FAS 123(R)-3), “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to FAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123R. We are in the process of determining whether to adopt the alternative transition method provided in FAS 123R-3 for calculating the tax effects of share-based compensation pursuant to FAS 123R.

Total estimated share-based compensation expense, related to all of our share-based awards, recognized under FAS 123R for the quarter ended March 31, 2006 was comprised of the following:

Three Months Ended
March 31, 2006
Cost of sales	$7,611
Selling, general and administrative	172,262
Share-based compensation expense before taxes	179,873
Related income tax benefits	—
Share-based compensation expense	$179,873

Net share-based compensation expense per basic common share	$(0.01)

Share-based compensation expense recognized under FAS 123R for the quarter ended March 31, 2006 included $36,616 from stock options and $143,257 related to restricted stock awards. The Company maintains a net operating loss carryforward as of March 31, 2006, therefore, no excess tax benefits for the tax deductions related to share-based awards were recognized in the condensed consolidated statement of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in the quarter ended March 31, 2006, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities. Share-based compensation expense, related to stock options, was not recognized during the quarter ended March 31, 2005. As of March 31, 2006, $916,149 of total unrecognized compensation costs related to non-vested awards is expected to be recognized on a straight-line basis over a modified requisite service period ending August 1, 2006, as determined in April 2006 based on strategic events further described below.

On March 30, 2006, the Board of Directors of the Company approved various retention agreements that, among other things, provide for the acceleration of vesting of 100% of unvested restricted stock in the event of a change in control, or if a change of control has not occurred by such date, December 31, 2006. This resulted in a modification to the original terms of the vesting provisions in the restricted stock agreements, however, no change in the number of shares awarded. In accordance with FAS 123R, we reassessed any incremental valuation change in the modified award and concluded there was none (the fair value of the award on March 30, 2006 is less than the fair value at date of original grant). The Company also assessed the change in the vesting provisions and determined while the original service based vesting provisions of the awards were probable to be achieved, the added performance based vesting provisions are more likely to occur in advance of the service provisions based on the announcement of the Company’s entering into the Agreement and Plan of Merger and Reorganization dated April 11, 2006 (the “Merger Agreement”) by and among the Company, Darwin Corp. and Infinity Pharmaceuticals, Inc. and the transaction related thereto (the “Merger”). In connection with the Merger, the Company is seeking to dispose of all of its current operating assets on or before the closing of the Merger. The Company anticipates the Merger will close on or about August 1, 2006, subject to stockholder approval. Management believes the Merger of the Company to be probable of occurring which would result in the acceleration of vesting of the outstanding equity based awards subject to vesting provisions. As a result, the unrecognized compensation cost at April 11, 2006 will be recognized prospectively over the revised requisite service period ending August 1, 2006 for all outstanding equity awards. There is no cumulative effect adjustment as the modification would not change the grant date fair values or the quantity of awards to be recognized.

Pro Forma Information under FAS 123 for Periods Prior to Fiscal 2006.

Through fiscal 2005, the Company accounted for share-based awards to employees using the intrinsic value method in accordance with APB 25 and related interpretations and provided the required pro forma disclosures of FAS 123. Under the intrinsic value method, no share-based compensation expense had been recognized in the Company’s consolidated statement of operations for share-based awards to employees, other than compensation related to restricted stock awards, because the exercise price of the Company’s stock options granted to employees equaled the fair market value of the underlying stock at the date of grant.

The following table summarizes the pro forma effect on the Company’s net loss and per share data if the Company had applied the fair value recognition provisions of FAS 123 to share-based employee compensation for the three months ended March 31, 2005. In the pro forma information required under FAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures using an estimated forfeiture rate based on historical trends.

Three Months Ended
March 31, 2005
Net loss, as reported	$(4,548,286)
Deduct: Total share-based employee compensation expense determined under fair value based method for stock options and shares under the employee stock purchase plan	(1,449,134)
Pro forma net loss	$(5,997,420)
Net loss per share
Basic and diluted — as reported	$(0.18)
Basic and diluted — pro forma	$(0.23)

4. Employee Benefit Plans

Stock Options

In November 1995, the Company adopted the 1995 Stock Option/Stock Issuance Plan, under which 2,350,000 shares of common stock were reserved for issuance of stock and stock options granted by the Company. In July 2000, the Company adopted the 2000 Stock Incentive Plan (the “Plan”) as the successor plan to the 1995 Stock Option/Stock Issuance Plan. Under the Plan 3,300,000 shares of common stock were reserved, including shares rolled over from its 1995 Plan. The Plan provides for the grant of incentive and non-statutory options. The exercise price of options must equal at least the fair value on the date of grant. The options generally vest over a four-year period. Options granted prior to January 1, 2003 are exercisable immediately, subject to the Company’s right of repurchase. Options granted after January 1, 2003 are exercisable as the options vest. All options expire no later than ten years after the date of grant.

A summary of the Company’s stock option activity and related information is as follows:

	Three Months Ended March 31,
	2006
	Options	Weighted- Average Exercise Price
Outstanding at beginning of period	2,767,075	$5.32
Granted	—	—
Exercised	(1,000)	1.50
Forfeited	(669,840)	5.09
Outstanding at end of period	2,096,235	$5.40
Exercisable	1,998,632	$5.56

Following is a further breakdown of the options outstanding as of March 31, 2006:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$0.20 – 2.50	56,000	2.9	$1.80	56,000	$1.80
$2.51 – 5.00	932,388	6.4	$3.50	787,827	$3.53
$5.01 – 12.00	1,095,172	6.0	$6.47	1,072,130	$6. 48
$12.01 – 24.00	82,675	4.5	$19.15	82,675	$19.15
	2,166,235			1,998,632

Exercise prices for options outstanding as of March 31, 2006 ranged from $0.20 to $24.00 per share. The weighted-average remaining contractual life of those options is approximately 6.1 years. The weighted-average fair value of the options granted during the three months ended March 31, 2005 was $4.43 per share. There were no options granted in the first quarter of fiscal 2006. The intrinsic value of the options granted, outstanding and exercised during the three months ended March 31, 2006 are immaterial.

Employee Stock Purchase Plan

In June 2000, the Board of Directors and stockholders adopted the Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during defined offering periods. The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. In addition, the Purchase Plan provides for annual increases of shares available for issuance under the Purchase Plan beginning with fiscal 2001. Employee participation in the Purchase Plan commenced August 1, 2002. Pursuant to the Purchase Plan, the participating employees purchased 11,079 shares of the Company’s common stock during the three months ended March 31, 2006.

Restricted Stock Awards

The Company awarded 142,500 shares of restricted stock and rights to acquire 700,000 shares of restricted stock in August 2003, July 2004 and April 2005, collectively, pursuant to the Company’s 2000 Stock Incentive Plan to certain of the Company’s key employees. The restricted stock and rights to acquire restricted stock, awarded in 2003, vest in annual installments over a four-year period. The restricted stock and rights to acquire restricted stock awarded in 2004 and 2005, will vest at the end of five years from the grant date except that vesting can be accelerated if certain performance conditions are met. On March 30, 2006, restricted stock awards for a total of 45,000 shares were granted to certain of the Company’s key employees pursuant to the Company’s 2000 Stock Incentive Plan. The stock awards will vest in annual installments over a four-year period. The fair value of these awards totaled $109,350, the value of the Company’s stock on the date of grant. Share-based compensation related to these awards will be recognized over the requisite service period on a straight-line basis.

The Company recorded stock-based compensation expense, for continuing operations, relating to restricted stock awards of $143,257 and $284,400 for the three months ended March 31, 2006 and 2005, respectively.

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

On April 11, 2006, the Board of Directors of the Company approved an amendment to the Agreement dated as of February 13, 2003. The amendment provides that the provisions of the Agreement shall not apply to the execution, delivery or performance of the Merger Agreement, the voting agreements in connection therewith or any definitive agreement entered into in connection therewith, or the consummation of the transactions contemplated thereby. The rights will continue to trade with the Company’s common stock, unless and until they are separated upon the occurrence of certain future events.

Common Shares Reserved For Future Issuance

At March 31, 2006 common shares reserved for future issuance consist of the following:

Stock and stock options	3,943,605
Employee stock purchase plan	2,316,828
6,260,433

5. Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, requires the Company to report, in addition to net income or loss, comprehensive income or loss and its components. A summary follows:

	Three Months Ended
	March 31, 2006	March 31, 2005

Comprehensive loss:
Foreign currency translation adjustment	$39,090	$(306,147)
Unrealized loss on investments	(3,091)	(67,581)
Net loss	(9,039,347)	(4,548,286)
Comprehensive loss	$(9,003,348)	$(4,922,014)

6. Inventory

Inventories are recorded at the lower of weighted average cost or market. Inventories consist of the following:

	March 31, 2006	December 31, 2005
Raw materials	$208,804	$457,752
Work-in-process	623,435	400,546
Finished goods	17,359,676	17,359,676
	18,191,915	18,217,974
Less reserves	(17,491,825)	(17,639,132)
	$700,090	$578,842

7. Property and Equipment

Property and equipment consists of the following:

	March 31, 2006	December 31, 2005
Furniture and equipment	$23,326,515	$23,710,779
Software	1,887,217	1,902,692
Leasehold improvements	5,730,097	5,719,965
	30,943,829	31,333,436
Less accumulated depreciation and amortization	(25,990,626)	(23,382,671)
	$4,953,203	$7,950,765

Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets (three to seven years) or the term of the related lease, whichever is shorter, using the straight-line method. Maintenance and repairs are charged to operations as incurred. Depreciation and amortization expense of property and equipment totaled $1,062,220 and $881,086 for the three months ended March 31, 2006 and 2005, respectively. Any costs related to satisfying contractual obligations upon the retirement or abandonment of assets is measured at fair value at the time of purchase of the asset and recorded as a long-term liability and an additional cost of the asset. Such amounts are recognized in line with depreciation expense.

During the fourth quarter of 2005, the Company announced the restructuring of its chemistry operations in South San Francisco in connection with the non-renewal of its chemistry collaboration with Pfizer (representing 54% of its revenues in 2005). This event required the reevaluation of the recoverability of the gross carrying value of the long-lived assets used in this facility. The Company identified property and equipment that would cease to be used beyond the first quarter of fiscal 2006 (the period when the restructuring would be complete). The change to the estimate of the useful lives of these assets resulted in $202,934 of accelerated depreciation charges recognized in the fourth quarter of fiscal 2005 and $222,200 for the three months ended March 31, 2006.

In connection with the financial statement close process, the Company determined that an impairment charge was required, and the Company recorded a non-cash impairment charge of $3.2 million, representing long-lived assets, consisting primarily of property, plant and equipment, of certain operating units. The inherent risk in maintaining ongoing operations with our employee and customer base and the reduced probability of entering into drug discovery collaborations while concurrently pursuing various strategic transactions (including the Company’s proposed merger with Infinity Pharmaceuticals, Inc.) required the evaluation of impairment of the Company’s long-lived assets. The Company considered all available evidence and developed estimates of the future cash generating capacity and the future expenditures associated with the various operating asset groups. The results indicated that more than one operating asset group are expected to generate negative cash flows and would not recover their carrying value. Therefore, the fair value of these long-lived assets was deemed to be zero. The Company believes there are currently one or more viable alternatives that would not lead to a loss on the recoverability of the remaining long-lived assets at March 31, 2006.

8. Intangible Assets

Intangible assets consist of the following:

	March 31, 2006			December 31, 2005
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Value	Amortization	Net	Value	Amortization	Net
Patents	$1,864,293	$(1,180,231)	$684,062	$1,864,293	$(1,146,586)	$717,707
License rights	6,667	(6,667)	—	6,667	(6,667)	—
Total intangible assets	$1,870,960	$(1,186,898)	$684,062	$1,870,960	$(1,153,253)	$717,707

Amortization expense related to amortizable intangible assets was $33,645 and $376,288 for the three months ended March 31, 2006 and 2005, respectively. During 2005 the Company sold patents in connection with the sale of its instrumentation product lines that resulted in a reduction of the gross carrying value of patents of $1.0 million.

During 2005, the Company recorded $4.7 million in impairment charges on intangible long-lived assets. Approximately $3.7 million of the impairment charges related to the prepaid royalty to Abbott Laboratories related to the µARCS screening technology. In connection with the restructuring of the chemistry operations the Company decided to discontinue the commercialization of the µARCS screening technology. All available evidence was considered and determined that no further benefit would be realized by use of this asset in current revenue generating or operating activities nor would any future cash flows be generated by use of this asset. In addition, $1.0 million of impairment charges, recognized in the first quarter of fiscal 2005, related to patent rights to a proprietary gene profiling system that is licensed and enables the Company to offer toxicology research products and services. The loss of a customer required the reevaluation of the recoverability of the gross carrying value of the asset. The Company considered all available evidence and developed estimates based on historical rates of attrition of the customer base, future cash generating capacity and future expenditures necessary to maintain the asset. An expected present value technique, in which a series of cash flow scenarios that reflect the range of possible outcomes were discounted to estimate the fair value of the asset.

The estimated amortization expense of intangible assets for the remaining nine-month period in fiscal 2006 and for each of the five succeeding years ending December 31 is as shown in the following table. Actual amortization expense to be reported in future periods could differ from these estimates as a result of acquisitions, divestitures, asset impairments and other factors.

2006	$100,935
2007	134,580
2008	134,580
2009	134,580
2010	134,580
2011	44,807
$684,062

9. Restructuring Accrual

In November 2005, the Company announced the conclusion of discussions with Pfizer around a new collaboration for services in the design and development of compounds exclusively for Pfizer. With the absence of a new contract with Pfizer, the Company initiated the process of reducing its chemistry operational capacity in a restructuring of its South San Francisco facility. Under the restructuring plan, 50 employees were involuntarily terminated, including scientific, operational and administrative staff. Restructuring charges totaled approximately $1.6 million for the three months ended March 31, 2006 and a total of $2.5 million since initiation of this restructuring plan. The Company required all employees to render service for a minimum of 60 days to receive termination benefits. As a result, the fair value of the obligation was determined on the date of communication to the employee and is recognized over the service period. In determining costs to consolidate excess facilities, the Company estimates the fair value of the obligation at the cease-use date based on the remaining lease rentals, reduced by estimated future sublease rentals that could be reasonably obtained for the property, even if the Company is unsuccessful in entering into a sublease. Liabilities related to the consolidation of excess facilities are recorded when the premises have been vacated. Moving, relocation and other costs related to consolidation of facilities are expensed as incurred and are included in operating expenses. The Company expects to utilize lease accruals related to this event by December 2008.

In April 2003, the Company announced that it would consolidate its domestic chemistry facilities into two locations: in South San Francisco for primary screening library design and synthesis programs and in San Diego for lead optimization and medicinal chemistry projects. Restructuring charges, related to this consolidation plan, totaled $1,985,354, of which $129,672 was charged during the three months ended March 31, 2005. All final payments were made under this restructuring plan in fiscal 2005.

Restructuring charges were comprised of the following:

	Three Months Ended March 31,
	2006	2005
Severance and Retention Bonuses for Involuntary Employee Terminations	$534,321	$—
Costs to Exit Certain Contractual and Lease Obligations	1,038,655	129,672
Total Restructuring Expense	$1,572,976	$129,672

The following table summarizes the activity and balances of the restructuring reserve:

	Severance
	and Retention	Costs to
	Bonuses	Exit Certain
	for Involuntary	Contractual
	Employee	and Lease
	Terminations	Obligations	Total
Balance at December 31, 2004	$—	$293,929	$293,929
Reserve Established	927,890	112,368	1,040,258
Utilization of reserve:
Payments	—	(406,297)	(406,297)
Balance at December 31, 2005	927,890	—	927,890
Reserve Established	534,321	1,038,655	1,572,976
Utilization of reserve:
Payments	(1,410,796)	—	(1,410,796)
Balance at March 31, 2006	$51,415	$1,038,655	$1,090,070

The restructuring accrual is reflected on the condensed consolidated balance sheet at March 31, 2006 as a current restructuring accrual of $697,022 and within other long term liabilities totaling $393,048. The Company expects to incur additional restructuring charges associated with severance obligations as continued services are performed in the second quarter of 2006 of approximately $84,000. Amounts recorded in the first quarter of 2006 related to lease obligations are based on estimates of potential sublease income that may be reasonably obtained and are subject to change for actual sublease income as it occurs.

10. Revenues by Product Category

The Company operates in one industry segment: the development and marketing of services to make the drug discovery process more efficient, less expensive and more likely to generate a drug target. Such services include libraries of drug-like compounds, drug discovery services, compound management services, computational tools to generate compound libraries, and testing and screening services to optimize potential drugs. Additionally, the Company licenses proprietary gene profiling systems. The Company’s services are complementary, and share the same customers and marketing strategies. In addition, in making operating and strategic decisions, the Company’s management evaluates revenues based on the worldwide revenues of each type of service, and profitability on an enterprise-wide basis. Revenue by service category is as follows:

	Three Months Ended
	March 31, 2006	March 31, 2005

Chemistry services	$2,085,591	$5,151,339
Screening services	2,148,204	1,510,304
Other licenses and services	105,000	72,083
Total revenues	$4,338,795	$6,733,726

A total of 21% and 19% for the three months ended March 31, 2006 and 2005, respectively of revenue came from the National Institutes of Health (NIH).

11. Discontinued Operations

On October 7, 2005, the Company entered into an Asset Purchase Agreement with IRORI Discovery, Inc., now known as Nexus Biosystems (Nexus), pursuant to which the Company agreed to sell certain assets and liabilities to Nexus, including the IRORI® chemical synthesis products, the Crystal Farm® automated protein crystallization products, and the Universal Store™ compound storage systems products for a purchase price of $1,901,580, inclusive of a purchase price adjustment.  Nexus is a California company whose Chief Executive Officer, John Lillig, was previously the Chief Technology Officer, Vice President and General Manager, Discovery Systems for

the Company. The sale of net assets pursuant to the Asset Purchase Agreement was completed on October 12, 2005.  The sale price for the assets was effectively based on the total book value of the net assets and the cash cost of operations for the assets sold through the closing date. As of March 31, 2006, the Company had received $1,810,310 in proceeds from Nexus for payment of the net assets. The remaining amount due of $91,270 is included in other current assets within the balance sheet at March 31, 2006 and was received in April 2006. The Company recognized a gain on sale of the net assets of $164,970 for the three months ended March 31, 2006 and an aggregate gain on sale of $558,869.

The Company’s condensed consolidated financial statements and related notes contained herein have been recast to reflect the financial position, results of operations and cash flows of the instrumentation product lines as a discontinued operation. The Company did not account for its instrumentation product lines as a separate legal entity. Therefore, the following selected financial data for the Company’s discontinued operations is presented for informational purposes only and does not necessarily reflect what the net sales or earnings would have been had the businesses operated as a stand-alone entity. The financial information for the Company’s discontinued operations excludes allocations of certain of the Company’s assets, liabilities and expenses to the discontinued operations, such as facility charges. These amounts have been excluded from discontinued operations on the basis that these assets, liabilities and expenses were not transferred in the sale of these product lines and are considered by management to reflect most fairly or reasonably the incremental results of operations that were sold.

The following tables set forth, for the periods indicated, selected financial data of the Company’s discontinued operations:

Selected Financial Data for Discontinued Operations

Three Months Ended March 31,
2005
(In thousands)

Revenues	$334
Cost of revenues	158
Gross margin	176
Research and development	564
Selling, general and administrative	199
Total operating expenses	763
Loss from discontinued operations	$(587)

12. Significant Events

On March 30, 2006 the Compensation Committee of our Board of Directors approved a severance and retention bonus plan. The purpose of the plan is to align the Company’s severance policy with other similarly situated companies in the market and to provide an incentive for the Company’s key employees, including certain key executive officers to remain with the Company throughout the process of considering and implementing strategic initiatives, which may include the sale of our assets and merger or acquisition transactions.

Under the plan, each employee will be entitled to receive severance benefits consisting of a lump sum cash payment equal to a certain number of months of the employee’s base salary, together with COBRA coverage and outplacement services, if the employee is terminated without cause. If an employee is a party to an existing change of control agreement with the Company, then the terms of the change in control agreement will apply to a termination in connection with a change of control. Under the plan, certain key employees, including certain key executive officers will be entitled to receive a retention bonus consisting of a cash amount based on the employee’s employment level (up to $25,000) with specific incremental percentages of the aggregate amount earned upon achievement of applicable milestones so long as the employee remains employed with the Company (or its successor in a change in control). If an employee remains employed with the Company (or its successor in a change in control) through December 31, 2006, the Company will pay to such employee the total cash amount of the retention bonus upon December 31, 2006. If the employee’s employment with the Company is terminated without cause by the Company (or its successor in a change in control) on or prior to December 31, 2006, the Company will pay to such employee the total cash amount of the retention bonus upon the date of such termination. If the employee’s employment with the Company is terminated for cause by the Company (or its successor in interest in a change in control) on or prior to December 31, 2006, such employee will not be entitled to any of the retention bonus. If the employee’s employment with the Company ends on or before December 31, 2006 for any reason other than termination without cause or termination for cause by the Company (or its successor in a change in control), upon the date of such termination, the Company will pay to such employee only that portion of the total cash amount that has been earned for milestones achieved prior to the date of such termination.

If all eligible employees were awarded payments under the plan and under existing change of control agreements in connection with a change of control followed by termination of such employee, total awards would aggregate approximately $3.9 million, with approximately $3.6 million in cash payments and 463,250 shares of the Company’s common stock from the acceleration of vesting. If all eligible employees were awarded payments under the plan not in connection with a change in control, total awards would aggregate approximately $3.1 million, with approximately $2.8 million in cash payments and 463,250 shares of the Company’s common stock from the acceleration of vesting.

On April 11, 2006, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Infinity Pharmaceuticals, Inc. (“Infinity”), a privately owned biopharmaceutical company, and Darwin Corp., a new wholly owned subsidiary of the Company. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Infinity will merge with and into Darwin Corp., with Infinity as the surviving corporation, becoming a wholly owned subsidiary of the Company.  As a result of the Merger, each outstanding share of Infinity capital stock will be converted into the right to receive shares of the Company’s common stock. Under the terms of the Merger Agreement, the Company will issue, and Infinity securityholders will be entitled to receive, in a tax-free exchange, shares of the Company’s common stock such that Infinity securityholders will own approximately 69.1% of the combined company on a pro forma basis and the Company’s stockholders will own approximately 30.9%. The Merger Agreement provides that the conversion ratios for Infinity’s capital stock are subject to upward and downward adjustment based on the Company’s net cash balance at the closing of the Merger.  If the Company’s net cash balance at the closing of the Merger is below $70 million, the Merger Agreement provides for adjusting the conversion ratios to increase the number of shares of the Company’s common stock issued to former Infinity securityholders. As a result, Infinity’s securityholders may receive additional shares of the Company’s common stock as merger consideration, and consequently the Company’s stockholders may be further diluted as a result of the Merger. These percentages are calculated based on other assumptions as well, and changes in these assumptions could also cause Infinity’s securityholders to receive additional shares of the Company’s common stock as Merger consideration. If the Company’s net cash balance at the closing of the Merger is below $60 million, Infinity may elect to not consummate the Merger. In such event, neither party would owe the other a termination fee. The Merger is subject to customary closing conditions, including approval by the Company’s stockholders of the issuance of the Company’s common stock in the Merger. The Company anticipates the Merger will be completed in the third quarter of 2006. The Merger Agreement contains certain termination rights for both the Company and Infinity, and further provides that, upon termination of the Merger Agreement under specified circumstances, either party may be required to pay the other party a termination fee of $6.0 million.

On April 19, 2006, the Compensation Committee of the Board of Directors of the Company approved a severance and retention bonus package for our Acting Chief Executive Officer, Michael C. Venuti, Ph.D. The purpose of the package is to align Dr. Venuti’s severance and retention benefits with those of certain of other key executive officers and to provide an incentive for Dr. Venuti to remain with the Company throughout the process of considering and implementing various strategic initiatives. Certain provisions of Dr. Venuti’s retention package could be triggered by the consummation of the transactions described in the Merger Agreement.

Under the retention package, Dr. Venuti will be entitled to receive severance benefits consisting of a lump sum cash payment equal to 6 months of his base salary of $351,500 in the event of a liquidation of the Company, together with 6 months COBRA coverage and 3 months of outplacement services, if Dr. Venuti is terminated by the Company without cause. The terms of Dr. Venuti’s change in control agreement will apply to a termination in connection with a change of control. In addition, Dr. Venuti will be entitled to receive a retention bonus consisting of a cash amount of up to $25,000 with specific incremental percentages of the aggregate amount earned upon achievement of applicable milestones so long as Dr. Venuti remains employed with the Company (or its successor in a change in control). If Dr. Venuti remains employed with the Company (or its successor in a change in control) through December 31, 2006, the Company will pay to Dr. Venuti the total cash amount of the retention bonus upon December 31, 2006. If Dr. Venuti’s employment with the Company is terminated without cause by the Company (or its successor in a change in control) on or prior to December 31, 2006, the Company will pay to Dr. Venuti the total cash amount of the retention bonus upon the date of such termination. If Dr. Venuti’s employment with the Company is terminated for cause by the Company (or its successor in interest in a change in control) on or prior to December 31, 2006, Dr. Venuti will not be entitled to any of the retention bonus. If Dr. Venuti’s employment with the Company ends on or before December 31, 2006 for any reason other than termination without cause or termination for cause by the Company (or its successor in a change in control), upon the date of such termination, the Company will pay to Dr. Venuti only that portion of the total cash amount that has been earned for milestones achieved prior to the date of such termination.

Dr. Venuti shall have the vesting of any existing restricted stock grants held by him accelerated so that such grants shall be fully vested upon a change in control of the Company. In the event of a liquidation of the Company, the vesting of half of any existing restricted stock grants held by Dr. Venuti will be accelerated so that such grants shall be fully vested, resulting in fifty percent (50%) of Dr. Venuti’s restricted stock grants being fully vested at such time. Restricted share awards outstanding for Dr. Venuti totaled 200,000 at March 31, 2006.

PART I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

THIS FORM 10-Q CONTAINS CERTAIN STATEMENTS THAT ARE NOT STRICTLY HISTORICAL AND ARE “FORWARD-LOOKING” STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND INVOLVE A HIGH DEGREE OF RISK AND UNCERTAINTY. SUCH STATEMENTS INCLUDE BUT ARE NOT LIMITED TO STATEMENTS REGARDING EXPECTED FUTURE REVENUES UNDER OUR CONTRACT WITH THE NIH, OUR CASH RESOURCES, OUR FUTURE CASH FLOWS, OUR FUTURE DEBT LEVELS, OUR FUTURE CAPITAL EXPENDITURES, STATEMENTS ABOUT OUR EXPECTATIONS RELATED TO PROFITABILITY, THE PROPOSED MERGER TRANSACTION WITH INFINITY, OUR NET CASH AT THE CLOSING OF THE PROPOSED MERGER, THE POTENTIAL VALUE CREATED BY THE PROPOSED MERGER FOR OUR AND INFINITY’S STOCKHOLDERS, OUR ABILITY TO ENGAGE IN STRATEGIC TRANSACTIONS TO DIVEST OUR VARIOUS BUSINESS UNITS, IMPAIRMENT CHARGES ON OUR LONG-LIVED ASSETS, THE LIQUIDATION OF OUR ASSETS, ESTIMATES OF THE FAIR VALUE OF OUR OPERATING ASSETS AND ASSUMPTIONS USED IN DETERMINING OUR STOCK BASED COMPENSATION AMOUNTS. FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY INCLUDE THE RISK THAT WE AND INFINITY MAY NOT BE ABLE TO COMPLETE THE PROPOSED MERGER, THE RISK THAT WE MAY BE UNABLE TO DIVEST OR OTHERWISE TRANSFER OWNERSHIP OF SOME OR ALL OF OUR BUSINESS UNITS ON SATISFACTORY TERMS OR AT ALL, THE RISK THAT OUR NET CASH AT CLOSING WILL BE LOWER THAN CURRENTLY ANTICIPATED, AND RISKS AND OTHER UNCERTAINTIES MORE FULLY DESCRIBED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2005 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION AND OUR OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THIS FORM 10-Q.

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

Proposed Merger with Infinity Pharmaceuticals Inc.

On April 11, 2006, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Infinity Pharmaceuticals, Inc. (“Infinity”), a privately owned biopharmaceutical company, and Darwin Corp., a new wholly-owned subsidiary of ours. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Infinity will merge with and into Darwin Corp., with Infinity as the surviving corporation, becoming a wholly-owned subsidiary of ours. As a result of the Merger, each outstanding share of Infinity capital stock will be converted into the right to receive shares of our common stock. Under the terms of the Merger Agreement, we will issue, and Infinity securityholders will be entitled to receive, in a tax-free exchange, shares of our common stock such that Infinity securityholders will own approximately 69.1% of the combined company on a pro forma basis and our stockholders will own approximately 30.9%. The Merger

Agreement provides that the conversion ratios for Infinity’s capital stock are subject to upward and downward adjustment based on our net cash balance at the closing of the Merger.  If our net cash balance at the closing of the Merger is below $70 million, the Merger Agreement provides for adjusting the conversion ratios to increase the number of shares of our common stock issued to former Infinity security holders. As a result, Infinity’s security holders may receive additional shares of our common stock as merger consideration, and consequently our stockholders may be further diluted as a result of the Merger. These percentages are calculated based on other assumptions as well, and changes in these assumptions could also cause Infinity’s securityholders to receive additional shares of the Company’s common stock as Merger Consideration.  If our net cash balance at the closing of the Merger is below $60 million, Infinity may elect to not consummate the Merger. In such event, neither party would owe the other a termination fee.

The Merger is subject to customary closing conditions, including approval by our stockholders of the issuance of our common stock in the Merger. We anticipate the Merger will be completed in the third quarter of 2006. The Merger Agreement contains certain termination rights for both us and Infinity, and further provides that, upon termination of the Merger Agreement under specified circumstances, either party may be required to pay the other party a termination fee of $6.0 million.

In addition to the Merger with Infinity, we are actively seeking to divest, through one or more strategic transactions, our various active business units, including key personnel and key service agreements, to one or more qualified organizations.  We intend to close any such transactions prior to closing the Merger.  We are explicitly permitted to do so under the Merger Agreement. We may not be successful in selling all or part of our current business units on terms or within timeframes that are favorable to us and our stockholders. If we do not complete the sale of all of our current business units prior to the closing of the Merger with Infinity, our net cash balance, as calculated pursuant to the Merger Agreement, at the closing of the Merger will be adversely affected and may result in the further dilution of our current stockholders upon the closing of the Merger. In the extreme case in which our failure to dispose of our current business units reduces our net cash at closing below $60 million, based on the manner of calculating net cash pursuant to the Merger Agreement, we would be unable to satisfy a closing condition for the Merger, and Infinity could elect to terminate the Merger Agreement. If we complete the sale of part or all of our current business units prior to the closing of the Merger, most if not all of our business immediately following the Merger will be the business conducted by Infinity immediately prior to the Merger, and most if not all of the descriptions of our business in this Quarterly Report on Form 10-Q, as well as the trends and risks that apply to our business, will change from those described herein based on our business to date and otherwise may no longer be applicable to us. In addition, because of the pending Merger with Infinity and the other strategic transactions we are pursuing as described above, we believe our historical operating results are not indicative of future results.

We cannot assure you that we will close the pending Merger with Infinity or that we will close any strategic transactions for any of our active business units on favorable terms, in a timely manner or at all. Our consideration and completion of any strategic transaction for any of our active business units is subject to a variety of risks that could materially and adversely affect our business and financial results, including risks that we will forego business opportunities while any transaction is being considered or is pending; that our business, including our ability to maintain key contracts and retain key employees, may suffer due to uncertainty; and risks inherent in negotiating and completing any transaction.

In the event that we are successful in divesting our various operating assets, it is possible that we may not successfully recover the $5.8 million of total long-lived assets (excluding restricted cash) that are reflected on our consolidated balance sheet at March 31, 2006, which may result in future impairment charges up to this amount. On May 2, 2006, in connection with the financial statement close process, we determined that an impairment charge was required, and recorded a non-cash impairment charge of $3.2 million, representing long-lived assets, consisting primarily of property, plant and equipment, of certain operating units. The inherent risk in maintaining ongoing operations with our employee and customer base and the reduced probability of entering into drug discovery collaborations while concurrently pursuing various strategic transactions (including our proposed merger with Infinity Pharmaceuticals, Inc.) required the evaluation of impairment of our long-lived assets. We considered all available evidence and developed estimates of the future cash generating capacity and the future expenditures associated with the various operating asset groups. The results indicated that more than one operating asset group are expected to generate negative cash flows and would not recover their carrying value. Therefore, the fair value of these long-lived assets was deemed to be zero. We believe there are currently one or more viable alternatives that would not lead to a loss on the recoverability of the remaining long-lived assets at March 31, 2006. Lastly, in the event that we are unable to successfully conclude the proposed merger with Infinity or are unsuccessful with the divestiture of our assets, our Board of Directors may decide to have us take the steps necessary to liquidate all of our assets, in which event the value realized by our stockholders would be significantly less than the $86.3 million of shareholders’ equity recorded on our consolidated financial statements as of March 31, 2006.

Restructuring Activities

In November 2005, we implemented a restructuring plan to reduce our combinatorial chemistry and library synthesis operational capacity in our South San Francisco facility in connection with the expiration of our chemistry service collaboration with Pfizer. In the fourth quarter of 2005, we recorded a $928,000 charge for restructuring activities resulting from this decision, which consisted of accrued one-time termination benefits. In addition, we recorded $3.9 million in non-cash write-downs of our prepaid royalty to Abbott Laboratories for the μARCS screening technology, recorded as impairment of long-lived assets, and inventories that were deemed non-essential to our current focus, recorded in cost of revenues. We incurred an additional $534,000 in termination benefits and $1.0 million in accrued lease obligations in the first quarter of 2006 related to this restructuring event. Our restructuring efforts were substantially completed by the end of the first quarter of 2006.

Ongoing Business Operations

We continue to support our collaboration partners to advance their drug discovery process through our integrated collection of drug discovery technologies, products and services. We continue to offer an integrated platform of drug discovery technologies, including assay development, high throughput screening, design and synthesis of proprietary libraries of compounds for screening and primary hit-to-lead expansion, lead compound optimization, drug discovery informatics and in vitro toxicology profiling to pharmaceutical and biopharmaceutical companies. The NIH Roadmap compound management facility remains fully staffed and operational in our South San Francisco location.

As we pursue the sale of our active business units and execution of the proposed Merger we believe our historical operating results, based on our past operational contract services model, are not indicative of future results. We cannot assure that we will be successful in accomplishing any of these strategic initiatives or that any strategic transaction that may occur will be accomplished on favorable terms, in a timely manner or at all. Our consideration and completion of any strategic transaction for any of our active business units is subject to a variety of risks that could materially and adversely affect our business and financial results, including risks that we will forego business opportunities while any transaction is being considered or is pending; that our business, including our ability to maintain key contracts and retain key employees, may suffer due to uncertainty; and risks inherent in negotiating and completing any transaction. In the event that we are unable to successfully conclude the proposed merger with Infinity or are unsuccessful with the divestiture of our assets, our Board of Directors may decide to have us take the steps necessary to liquidate all of our assets.

Concentrations

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

The pharmaceutical and biopharmaceutical industries provide substantially all of our other revenues.

	Three Months Ended March 31,
	2006	2005

Pfizer	3%	39%
National Institutes of Health (NIH)	21%	19%
Allergan	18%	2%
Grunenthal GmbH	13%	3%
Others	45%	37%

Discontinued Operations

In October 2005, we sold the assets related to our instrumentation product lines to former members of our management team for a total of $1.9 million in proceeds which have been collected through April 2006. Our consolidated financial statements and related notes contained herein have been recast to reflect the financial position, results of operations and cash flows of the instrumentation product lines as a discontinued operation.

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

Selected Financial Data for Discontinued Operations

Three Months Ended March 31,
2005
(In thousands)

Revenues	$334
Cost of revenues	158
Gross margin	176
Research and development	564
Selling, general and administrative	199
Total operating expenses	763
Loss from discontinued operations	$(587)

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

Compound repository services.    In August 2004, we entered into a multi-year contract with the NIH to establish and maintain a Small Molecule Repository to manage and provide up to one million chemical compounds to multiple NIH Screening Centers as part of the NIH Roadmap Initiative. Revenue under this contract is recorded as costs are incurred, which include indirect costs that are based on provisional rates estimated by management at the time we submitted our proposal. We have calculated our actual indirect costs to be greater than our provisional rates and management fully intends to negotiate recovery of these higher costs with the government. Since this is our first government contract we have no historical experience negotiating final indirect cost rates with the government and therefore all cost overruns have been expensed and any potential recovery will be recognized as revenue upon receipt of monies. This contract is funded, in its entirety, by the NIH and the Department of Health and Human Services. Payment to us for performance under this contract is subject to audit by the Defense Contract Audit Agency and is subject to government funding. We provide a reserve against our receivables for estimated losses that may result from rate negotiations, audit adjustments and/or lack of government funding availability. As of March 31, 2006, no reserve was considered necessary. To the extent that we incur adjustments due to rate negotiations or lack of government funding availability, our revenue may be impacted.

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

Integrated drug discovery collaborations may provide chemistry services revenue, screening services revenue, milestone payments and other revenues. Revenue for each of these elements of such collaborations is recognized as described above. Revenue from milestone payments are recognized upon receipt of monies.

Valuation of long-lived assets.   In accounting for long-lived assets, we make estimates about the expected useful lives and the potential for impairment. Changes in the marketplace, technology or our operations could result in changes to these estimates. If a change to the estimate of the expected useful life is identified, the impact of accelerated depreciation is recognized in the period of the change. In connection with the restructuring of our South San Francisco facility in 2005, we identified long-lived assets that would cease to be used beyond the first quarter of fiscal 2006 (the period when the restructuring would be complete). The change to the estimate of the useful lives of these assets resulted in $222,200 of accelerated depreciation charges recognized in the first quarter of 2006 and fourth quarter of fiscal 2005. Our long-lived assets are evaluated for impairment when events and circumstances indicate that the assets may be impaired. If impairment is indicated, we reduce the carrying value of the asset to fair value. During the three months ended March 31, 2006 and 2005, we recorded $3.2 million and $1.0 million, respectively in impairment charges on long-lived assets.

In the event that we are successful in divesting our various operating assets, it is possible that we may not successfully recover the $5.8 million of total long-lived assets (excluding restricted cash) that are reflected on our consolidated balance sheet at March 31, 2006, which may result in future impairment charges up to this amount. On May 2, 2006, in connection with the financial statement close process, we determined that an impairment charge was required, and recorded a non-cash impairment charge of $3.2 million, representing long-lived assets, consisting primarily of property, plant and equipment, of certain operating units. The inherent risk in maintaining ongoing operations with our employee and customer base and the reduced probability of entering into drug discovery collaborations while concurrently pursuing various strategic transactions (including our proposed merger with Infinity Pharmaceuticals, Inc.) required the evaluation of impairment of our long-lived assets. We considered all available evidence and developed estimates of the future cash generating capacity and the future expenditures associated with the various operating asset groups. The results indicated that more than one operating asset group are expected to generate negative cash flows and would not recover their carrying value. Therefore, the fair value of these long-lived assets was deemed to be zero. We believe there are currently one or more viable alternatives that would not lead to a loss on the recoverability of the remaining long-lived assets at March 31, 2006. Lastly, in the event that we are unable to successfully conclude the proposed merger with Infinity or are unsuccessful with the divestiture of our assets, our Board of Directors may decide to have us take the steps necessary to liquidate all of our assets, in which event the value realized by our stockholders would be significantly less than the $86.3 million of shareholders’ equity recorded on our consolidated financial statements as of March 31, 2006.

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

Results of Operations

Revenue.   Total revenue decreased 36% to $4.3 million for the three months ended March 31, 2006 from $6.7 million for the three months ended March 31, 2005. The decrease was due primarily to lower chemistry services revenue upon the expiration of the Pfizer contract partially offset by increased screening services revenue. The decrease in chemistry services revenue of approximately $3.1 million resulted primarily from a decrease of $2.5 million in revenue generated from Pfizer. This decrease was partially offset by increased screening services revenues.

During the three months ended March 31, 2006 and 2005, 21% and 19%, respectively, of our revenue came from our multi-year contract with the NIH as part of the NIH Roadmap Initiative. The agreement expires by its natural terms on November 30, 2008, but may be renewed through two extensions by the NIH up to November 30, 2013. Payments to us for performance under this contract are subject to audit by the Defense Contract Audit Agency and are subject to government funding.

Gross margin.   Gross margin as a percentage of revenue decreased to a negative gross margin of 16% for the three months ended March 31, 2006 from 23% for the three months ended March 31, 2005. The decrease in gross margin in 2006 is primarily due to lower volumes of chemistry service revenues attributable to the lack of Pfizer revenues in 2006 and a corresponding change in revenue mix. We implemented a restructuring plan in the fourth quarter of 2005 to reduce our combinatorial chemistry and library synthesis operational capacity in our South San Francisco facility in connection with the expiration of the contract with Pfizer. We anticipate lower costs of sales to be realized beginning in the second quarter of 2006 as a result of the restructuring activities.

Research and development expenses.   Research and development expenses consist primarily of salaries and benefits, supplies and expensed development materials, and facilities costs including equipment depreciation. Research and development expenses increased 75% to $980,000 for the three months ended March 31, 2006 from $561,000 for the three months ended March 31, 2005. Research and development expenses increased primarily due to the increased operating costs as a result of the acquisition of the natural compound based discovery business from Biofrontera Discovery GmbH in April 2005, which represented $840,000 of operating expenses. This increase in operating costs more than offset decreased spending in all other research and development activities in the first quarter of 2006. Research and development expenses as a percentage of revenues were 23% and 8% for the three months ended March 31, 2006 and 2005, respectively.

Selling, general and administrative expenses.   Selling, general and administrative expenses consist primarily of salaries and benefits for sales, marketing and administrative personnel, advertising and promotional expenses, professional services, and facilities costs. Selling, general and administrative expenses decreased 17% to $3.6 million for the three months ended

March 31, 2006 compared to $4.4 million for the three months ended March 31, 2005. Selling, general and administrative expenses decreased primarily due to lack of severance charges made to our former Chief Operating Officer under the separation agreement we entered into in January 2005 and lower staffing levels partially offset by increased professional fees associated with the merger activity. Selling, general and administrative expenses as a percentage of revenues were 83% and 65% for the three months ended March 31, 2006 and 2005, respectively.

Restructuring expenses.   In November 2005, we implemented a restructuring plan to reduce our combinatorial chemistry and library synthesis operational capacity in our South San Francisco facility in connection with the expiration of our chemistry service collaboration with Pfizer. In the first quarter of 2006, we incurred $534,000 in termination benefits and approximately $1.0 million in accrued lease obligations. Our restructuring efforts were substantially completed in the first quarter of 2006.

During the three months ended March 31, 2005, we incurred approximately $130,000 in additional restructuring expense resulting from an increase in the estimate to restore the Tucson facility to its original condition as stipulated in the lease. We do not expect to incur any additional restructuring charges related to the Tucson closure. Restructuring expenses as a percentage of revenues were 36% and 2% for the three months ended March 31, 2006 and 2005, respectively.

Impairment of long-lived assets.   During the three months ended March 31, 2006, we recorded a non-cash impairment charge of $3,225,282, representing long-lived assets, consisting primarily of property, plant and equipment, of certain operating units. The inherent risk in maintaining ongoing operations with our employee and customer base and the reduced probability of entering into drug discovery collaborations while concurrently pursuing various strategic transactions (including our proposed merger with Infinity Pharmaceuticals, Inc.) required the evaluation of impairment of our long-lived assets. We considered all available evidence and developed estimates of the future cash generating capacity and the future expenditures associated with the various operating asset groups. The results indicated that more than one operating asset group are expected to generate negative cash flows and would not recover their carrying value. Therefore, the fair value of these long-lived assets was deemed to be zero. We recorded an impairment charge of $1.0 million during the three months ended March 31, 2005 on patent rights to a proprietary gene profiling system that is licensed and which enables the Company to offer toxicology research products and services. The loss of a customer required the reevaluation of the recoverability of the carrying value of the asset.

In the event that we are successful in divesting our various operating assets, it is possible that we may not successfully recover the $5.8 million of total long-lived assets (excluding restricted cash) that are reflected on our consolidated balance sheet at March 31, 2006, which may result in future impairment charges up to this amount. We believe there are currently one or more viable alternatives that would not lead to a loss on the recoverability of the remaining long-lived assets at March 31, 2006. Lastly, in the event that we are unable to successfully conclude the proposed merger with Infinity or are unsuccessful with the divestiture of our assets, our Board of Directors may decide to have us take the steps necessary to liquidate all of our assets, in which event the value realized by our stockholders would be significantly less than the $86.3 million of shareholders’ equity recorded on our consolidated financial statements as of March 31, 2006.

Interest income.   Interest income increased 84% to $855,000 for the three months ended March 31, 2006 compared to $465,000 for the three months ended in March 31, 2005. The increase in interest income is due primarily to higher yields and a decrease in realized losses in the first quarter 2006 compared to 2005.

Foreign currency transaction gains.   We realized $21,000 and $49,000 in foreign currency transaction gains in the three months ended March 31, 2006 and 2005, respectively.

Discontinued operations.   In October 2005, we sold the assets related to the IRORI® chemical synthesis, Crystal Farm® automated protein crystallization, and Universal Store™ compound storage system product lines for $1.9 million. We recognized an additional $165,000 of gain on the sale of these assets during the three months ended March 31, 2006, as a result of proceeds received for an aggregate gain on sale of these assets of $559,000.

As we pursue the sale of substantially all of our operating assets and execution of the proposed Merger we believe our historical operating results, and quarter-to-quarter comparisons of our operating results, based on our past operational contract services model, are not indicative of future results. We cannot assure that we will be successful in accomplishing any of these strategic initiatives or that any strategic transaction that may occur will be accomplished on favorable terms.

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

At March 31, 2006, cash and cash equivalents and short-term investments totaled approximately $80.1 million, compared to $83.5 million at December 31, 2005.

Operating Activities.   We rely on cash on hand and cash flows from operations to provide working capital for current and future operations. We believe we have sufficient cash resources to fund existing operations for the next twelve months. Cash flows used in operating activities, from continuing operations, totaled $2.6 million for the first quarter of 2006 compared to cash provided by operating activities, from continuing operations, of $4.9 million in the first quarter of 2005. The decrease in operating cash flows in 2006 compared to 2005 was primarily due to our net operating loss which more than offset proceeds received from our customers in the first quarter of 2006. We currently expect an operating loss for the remainder of fiscal 2006.

Investing Activities.   Cash provided by investing activities, from continuing operations, totaled $3.5 million in the first quarter 2006 compared to $16.4 million in the first quarter of 2005. The decrease in cash provided by investing activities in 2006 compared to 2005 is due primarily to an increase in investment of highly liquid investments classified as cash equivalents versus short-term investments during the first quarter of 2006.

We currently anticipate investing approximately $500,000 to $750,000 during the remainder of 2006 for leasehold improvements and capital equipment necessary to support existing operational needs that remain under current purchase commitments. These capital expenditures primarily relate to operational requirements in support of the NIH contract.

Financing Activities.   Cash provided by financing activities totaled $24,000 and $153,000 in the first quarter of 2006 and 2005, respectively. This change is primarily due to lower proceeds from the exercise of stock options. We do not expect to incur debt in 2006.

On October 4, 2001, our Board of Directors approved a Stock Repurchase Plan, authorizing us to repurchase up to 2,000,000 shares of common stock at no more than $3.50 per share. In 2003, we purchased 115,000 shares under this Plan for $289,000 and in 2001, we purchased 35,000 shares for $119,250. We did not purchase any shares in 2004, 2005 or in the first quarter of 2006 pursuant to this Plan. Under the Merger Agreement, we are restricted from purchasing additional shares under this plan.

Contractual Obligations

We have entered into various agreements that obligate us to make future payments. The table below sets forth the contractual cash obligations that exist as of March 31, 2006 that are not reflected on the balance sheet at March 31, 2006:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Minimum license fees (A)	$75,000	$15,000	$20,000	$20,000	$20,000
Firm purchase orders	676,375	676,375	—	—	—
Operating leases	10,130,001	3,359,906	4,501,977	1,236,002	1,032,116
Employee commitments (B)	3,833,178	3,833,178	—	—	—
Other contractual commitments (C)	3,036,000	3,036,000	—	—	—
Total contractual cash obligations	$17,750,554	$10,920,459	$4,521,977	$1,256,002	$1,052,116

(A)         The terms of the license agreements generally range from the remaining life of the patent up to 25 years.

(B)           On March 30, 2006 the Compensation Committee of our Board of Directors approved a severance and retention bonus plan for our key employees, including certain key executive officers to remain with the Company throughout the process of implementing strategic initiatives, which include the sale of our assets and the proposed merger. In general, payments under these arrangements are contingent on various events.

(C)           Amounts consist primarily of a contingent obligation to a professional services firm in connection with the successful closing of the proposed merger.

We do not have any off-balance sheet arrangements.

RISKS AND UNCERTAINTIES

In addition to the other information contained in this Form 10-Q you should carefully consider the material risks described below. As discussed above, we have entered into a Merger Agreement with Darwin Corp. and Infinity pursuant to which Infinity will merge with and into Darwin Corp., with Infinity as the surviving corporation, becoming a wholly-owned subsidiary of ours.

In addition to the Merger with Infinity, we are actively seeking to divest, through one or more strategic transactions, our various active business units, including key personnel and key service agreements, to one or more qualified organizations. We intend to close any such transaction prior to closing the Merger.  We may not be successful in selling all or part of our current business units on terms or within timeframes that are favorable to us and our stockholders.  If we complete the sale of part or all of our current business units prior to the closing of the Merger, most if not all of our business immediately following the Merger will be the business conducted by Infinity immediately prior to the Merger, and many of the risks described below may no longer be applicable to us.

In addition, our consideration and completion of any strategic transaction for any of our active business units is subject to a variety of risks that could materially and adversely affect our business and financial results, including risks that we will forego business opportunities while any transaction is being considered or is pending, that our business, including our ability to maintain key contracts and retain key employees, may suffer due to uncertainty, and risks inherent in negotiating and completing any transaction.  To the extent that any of these risks materialize, our business may decline or suffer, which could also cause some or many of the risks described below to no longer be applicable to us.

We may not be able to complete the Merger or any of our strategic initiatives, and the pursuit of any strategic transaction could adversely affect our business.

We cannot assure you that we will close the pending Merger with Infinity or that we will close any strategic transactions for any of our active business units on favorable terms, in a timely manner or at all. Our consideration and completion of any strategic transaction for any of our active business units is subject to a variety of risks that could materially and adversely affect our business and financial results, including risks that we will forego business opportunities while any transaction is being considered or is pending; that our business, including our ability to maintain key contracts and retain key employees, may suffer due to uncertainty; and risks inherent in negotiating and completing any transaction.

Our recently adopted severance and retention bonus plan may require material payments to key employees in connection with their continued service with us during 2006 or otherwise in connection with the Merger.

Separately, the Compensation Committee of our Board of Directors recently approved a severance and retention bonus plan for our key employees, including certain key executive officers, certain provisions of which plan, together with certain previously approved change in control agreements, would be implicated by the closing of the pending Merger with Infinity or the employees’ continuation of employment with us (or our successor following a change in control) and the achievement of certain milestones through December 31, 2006. If all eligible employees were awarded payments under the plan and under existing change of control agreements as a result of the closing of the Merger followed by termination of such employee, total awards would aggregate approximately $4.7 million, with approximately $3.6 million in cash payments and 463,250 shares of our common stock from the acceleration of vesting. If all eligible employees were awarded payments under the plan resulting from the employees’ continuation of employment with us (or our successor following a change in control) and the achievement of certain milestones through December 31, 2006, total awards would aggregate approximately $3.9 million, with approximately $2.8 million in cash payments and 463,250 shares of our common stock from the acceleration of vesting.

We may not be able to sell our current operating assets which could result in future impairment charges up to $5.8 million.

In the event that we are successful in divesting our various operating assets, we may not successfully recover the $5.8 million of total long-lived assets (excluding restricted cash) that are reflected on our consolidated balance sheet at March 31, 2006, which may result in future impairment charges up to this amount. We believe that there are currently one or more viable alternatives that would not lead to a loss on the recoverability of our long-lived assets. Lastly, in the event that we are unable to successfully conclude the proposed Merger with Infinity or are unsuccessful with the divestiture of our assets, our Board of Directors may decide to have us take the steps necessary to liquidate all of our assets, in which event the value realized by our stockholders would be significantly less than the $86.3 million of shareholders’ equity recorded on our consolidated financial statements as of March 31, 2006.

Our public announcement of the Merger with Infinity may result in some or all of our existing customers terminating their contracts with us.

Our announcement of the proposed Merger with Infinity and our intent to divest our existing operating assets and business may result in some or all of our existing customers electing to terminate their agreements with us, and our revenues and operating results may suffer as a result of those terminations. A number of our customer contracts contain provisions allowing for termination of those agreements by our customers upon 90 days prior written notice. To date, one of our chemistry customers, Ono Pharmaceutical Co., Ltd., has sent us notice of their intent to terminate their existing agreement, which will result in lost revenues of approximately $300,000.

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

We have incurred significant operating and net losses since our inception. As of March 31, 2006, we had an accumulated deficit of $122.9 million. Although we generated net income during 2004 and 2003 of $3.9 million and $1.1 million, respectively, we had net losses of $9.0 million for the three months ended March 31, 2006 and $14.2 million and $62.1 million for the years ended December 31, 2005 and 2002, respectively. We also expect in the future to incur operating and net losses and negative cash flow from operations. We did not achieve operating profitability until the third quarter of 2003 and we may not be able to achieve or maintain profitability in any quarter in the future. We currently expect an operating loss for the year ending 2006. Based on the major changes in our business sector and pending merger and divestitures described elsewhere, we do not expect to achieve profitability in the future.

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

A significant portion of our actual first quarter of 2006 and anticipated annual 2006 revenues were and will be, as the case may be, derived from the compound procurement and management contract that we entered into with the NIH in September, 2004. The agreement expires by its terms on November 30, 2008, but may be renewed through two extensions by the NIH up to November 30, 2013; however the agreement is subject to continued government funding. During the three months ended March 31, 2006, revenue from the NIH represented 21% of our total revenue. Revenues under the NIH contract are earned as costs are incurred to procure, inspect and ship compounds to NIH designated screening centers. In addition, revenues are earned as compounds are purchased on behalf of the NIH at such time that the compounds pass certain quality standards as specified by the NIH and payment is made to the compound vendors. Timing of revenues earned is partially dependent on the timing of the NIH selection of compounds, the timing of procurement and processing of acquired compounds and the volume of screening activity at the NIH designated screening centers. In the event the NIH is delayed in the selection process of acquiring compounds, as it was in 2005 and the first quarter of 2006, or such acquired compounds fail to meet the NIH specified standards, or if there are delays in the ramp up in the demand of the NIH designated screening centers, revenues recognized under this contract may be deferred to future periods. It is uncertain at this time whether the NIH will renew this agreement or whether we will be successful in entering into new agreements with this customer. Our agreement with the NIH is also subject to the risk that the U.S. government will not continue to provide the funding to support the activities pursuant to this agreement.

A significant portion of our actual revenues over the past three years resulted from the agreement we entered into with Pfizer in February 2004. In 2005, 2004 and 2003, 54%, 62% and 68%, respectively, of our revenue from continuing operations came from our chemistry contracts with Pfizer. Our contract with Pfizer ended by its terms on January 6, 2006, and, in the fourth quarter of 2005, discussions with Pfizer to renew our contract were ended. The loss of this customer relationship will result in a larger net loss from operations for 2006 than in previous years.

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

The trading price of our common stock has been and will likely continue to be volatile and could be subject to fluctuations in price in response to various factors, many of which are beyond our control, including:

•                     announcements related to developments involving the Merger with Infinity or any of the other divestitures or strategic transactions that we may engage in;

•                    announcements by us of terminations by customers of their contracts with us;

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

•                    announcements by us or our competitors of significant acquisitions, divestitures or other strategic transactions, collaborations, joint ventures or capital commitments, or terminations of collaborations or joint ventures, in addition to those referred to above;

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

We may incur write-downs or write-offs in connection with potential future exit costs, losses and liabilities in connection with potential future business divestitures or shutdowns.

In the event that we are successful in divesting our various operating assets of the Company, it is possible that we may not successfully recover the $5.8 million of total long-lived assets (excluding restricted cash) that are reflected on our consolidated balance sheet at March 31, 2006, which may result in future impairment charges up to this amount. On May 2, 2006, in connection with the financial statement close process, we determined that an impairment charge was required, and recorded a non-cash impairment charge of $3.2 million, representing long-lived assets, consisting primarily of property, plant and equipment, of certain operating units. The inherent risk in maintaining ongoing operations with our employee and customer base and the reduced probability of entering into drug discovery collaborations while concurrently pursuing various strategic transactions (including our proposed Merger with Infinity Pharmaceuticals, Inc.) required the evaluation of impairment of our long-lived assets. We considered all available evidence and developed estimates of the future cash generating capacity and the future expenditures associated with the various operating asset groups. The results indicated that more than one operating asset group are expected to generate negative cash flows and would not recover their carrying value. Therefore, the fair value of these long-lived assets was deemed to be zero. We believe there are currently one or more viable alternatives that would not lead to a loss on the recoverability of the remaining long-lived assets at March 31, 2006. Lastly, in the event that we are unable to successfully conclude the proposed merger with Infinity or are unsuccessful with the divestiture of our assets, our Board of Directors may decide to have us take the steps necessary to liquidate all of our assets, in which event the value realized by our stockholders would be significantly less than the $86.3 million of shareholders’ equity recorded on our consolidated financial statements as of March 31, 2006.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Short-term investments. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments are and will be in short-term marketable securities, U.S. government securities and corporate bonds. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to our principal. The average maturity of our investment portfolio is six months. A 1% change in interest rates would have an effect of approximately $371,000 on the value of our portfolio.

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

We have not in the past taken any action to reduce our exposure to changes in foreign currency exchange rates, such as options or futures contracts, with respect to transactions with DPI AG or transactions with our worldwide customers, but anticipate that we could begin to hedge against foreign exchange transaction gains and losses resulting from non-Swiss franc invoices issued to customers by DPI AG in the future. A 10% change in the value of the Swiss franc, relative to the U.S. dollar throughout 2006 would have resulted in a 2% change in revenue for the three months ended March 31, 2006.

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

There were no changes in our internal control over financial reporting that occurred in the first quarter of 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The risk factors identified above under Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risks and Uncertainties”, are incorporated by reference into this item. Substantive revisions to these risk factors from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2005 include the addition of the introductory paragraph to these risk factors and to the risk factors entitled “We may not be able to complete the Merger or any of our strategic initiatives, and the pursuit of any strategic transaction could adversely affect our business”, Our recently adopted severance and retention bonus plan may require material payment to key employees in connection with their continued service with us during 2006 or otherwise in connection with the Merger, “We may not be able to sell our current operating assets which could result in future impairment charges up to $5.8 million”, and “Our public announcement of the merger with Infinity may result in some or all of our existing customers terminating their contracts with us”, and revisions to the risk factors entitled “Our strategy of placing a high degree of emphasis on integrated drug discovery collaborations is untested, involves higher risk and complexity, requires significant upfront funding, and will likely result in continued operating losses for the foreseeable future”, “We derive a significant percentage of our revenues from a single customer.  If this customer relationship terminated, we would incur a larger net loss from operations”,  “We may engage in strategic transactions, which could adversely affect our business”, “Our stock price will likely be volatile” and “We may incur write-downs or write-offs in connection with potential exit costs, losses and liabilities in connection with potential future business divestitures or shutdowns”, and deletion of the risk factor entitled, “We have acquired several businesses and face risks associated with integrating these businesses and potential future drug discovery technology-driven acquisitions”.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The registration statement (File No. 333-36638) for our initial public offering was declared effective by the SEC on July 27, 2000. We received net proceeds from the offering of approximately $94.7 million. Through March 31, 2006, we had used approximately $18.5 million of the net proceeds for acquisitions of companies, $6.0 million for prepaid µARCS royalties, $16.3 million for capital expenditures and $4.2 million for costs associated with restructuring.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

2.1	Agreement and Plan of Merger and Reorganization among Discovery Partners International, Inc., Darwin Corp. and Infinity Pharmaceuticals, Inc. dated April 11, 2006 (1)
3.1	Certificate of Incorporation of the Company (2)

Exhibit Number	Exhibit Description

3.2	Bylaws of the Company (1)
4.1	Specimen common stock certificate (2)
4.2	Rights Agreement, dated as of February 13, 2003, including the form of Certificate of Designation, the form of Rights Certificate and the Summary of Rights (3)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

DISCOVERY PARTNERS INTERNATIONAL, INC.

Date: May 10, 2006	By:	/s/	Michael C. Venuti
Michael C. Venuti, Ph.D
Acting Chief Executive Officer and Director
(Duly Authorized Officer)

Date: May 10, 2006	By:	/s/	Craig Kussman
Craig Kussman
Chief Financial Officer,
Senior Vice President Finance
and Administration and Secretary
(Principal Financial and Accounting Officer)