Form 10-Q
period 2006-06-30
DISCOVERY PARTNERS INTERNATIONAL INC
filed 2006-08-09
CIK 1113148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006 or

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

As of August 7, 2006, a total of 26,437,931 shares of the Registrant’s Common Stock, $0.001 par value, were issued and outstanding.

DISCOVERY PARTNERS INTERNATIONAL, INC.

FORM 10-Q

DISCOVERY PARTNERS INTERNATIONAL, INC.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

Discovery Partners International, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,652,167	$24,231,257
Short-term investments	49,782,675	59,254,873
Prepaid expenses	166,073	627,989
Other current assets	1,549,509	422,156
Assets of discontinued operations	10,540,822	16,618,309
Total current assets	87,691,246	101,154,584
Restricted cash	—	1,060,753
Other assets, net	—	64,344
Total assets	$87,691,246	$102,279,681
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$567,763	$741,475
Accrued compensation	494,854	421,459
Liabilities of discontinued operations	4,042,204	6,042,458
Total current liabilities	5,104,821	7,205,392
Stockholders’ equity:
Preferred stock, $.001 par value, 1,000,000 shares authorized, no shares issued and outstanding at June 30, 2006 and December 31, 2005	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 26,453,974 and 26,441,902 issued and outstanding at June 30, 2006 and December 31, 2005, respectively	26,454	26,442
Common stock issuable	—	1,596,500
Treasury stock, at cost, 306,933 shares at June 30, 2006 and December 31, 2005, respectively	(1,037,190)	(1,037,190)
Additional paid-in capital	210,690,204	209,237,267
Deferred compensation	—	(919,217)
Accumulated other comprehensive income	253,427	63,779
Accumulated deficit	(127,346,470)	(113,893,292)
Total stockholders’ equity	82,586,425	95,074,289
Total liabilities and stockholders’ equity	$87,691,246	$102,279,681

See accompanying notes

Discovery Partners International, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Operating expenses:
Selling, general and administrative	$4,123,824	$2,619,107	$6,999,512	$5,742,430
Restructuring	—	—	22,193	—
Loss from continuing operations	(4,123,824)	(2,619,107)	(7,021,705)	(5,742,430)
Interest income	896,404	413,286	1,751,645	877,992
Foreign currency transaction losses, net	(9,192)	(3,340)	(10,942)	(4,040)
Other income (loss), net	—	—	4,212	26
Loss from continuing operations before provision for income taxes	(3,236,612)	(2,209,161)	(5,276,790)	(4,868,452)
Income tax refund	—	(10,800)	—	—
Net loss from continuing operations	(3,236,612)	(2,198,361)	(5,276,790)	(4,868,452)
Discontinued operations:
Gain on sale from discontinued operations	—	—	164,970	—
Gain (loss) from discontinued operations	(1,177,214)	830,176	(8,341,358)	(1,048,014)
Net loss	$(4,413,826)	$(1,368,185)	$(13,453,178)	$(5,916,466)
Basic and diluted:
Continuing operations	$(0.12)	$(0.08)	$(0.20)	$(0.19)
Discontinued operations	(0.05)	0.03	(0.31)	(0.04)
Net loss per share	$(0.17)	$(0.05)	$(0.51)	$(0.23)
Weighted average shares outstanding:
Basic and diluted	26,116,048	25,852,604	26,114,127	25,847,616

See accompanying notes

Discovery Partners International, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Operating activities
Net loss	$(13,453,178)	$(5,916,466)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization (accretion) on investments	(26,723)	147,374
Stock based compensation	751,235	545,095
Restructuring expense	22,193	—
Gain on sale of discontinued operations	(164,970)	—
Realized (gain) loss on investments	(4,249)	126,459
Change in operating assets and liabilities:
Other current assets	514,905	547,448
Accounts payable and accrued expenses	(168,255)	(1,012,616)
Restricted cash	—	(47,494)
Net cash used in operating activities	(12,529,042)	(5,610,200)
Net cash provided by operating activities from discontinued operations	5,519,319	9,242,706
Investing activities
Proceeds from sale of discontinued operations	164,970	—
Purchases of short term investments	(10,530,541)	(13,665,486)
Proceeds from sales and maturity of short term investments	20,028,930	29,368,492
Net cash provided by investing activities	9,663,359	15,703,006
Net cash used in investing activities from discontinued operations	(1,372,351)	(3,746,859)
Financing activities
Net proceeds from issuance of common stock	24,431	221,172
Principal payments on capital leases	—	(70,320)
Net cash provided by financing activities	24,431	150,852
Effect of exchange rate changes	115,194	27,380
Net increase in cash and cash equivalents	1,420,910	15,766,885
Cash and cash equivalents at beginning of period	24,231,257	13,148,242
Cash and cash equivalents at end of period	$25,652,167	$28,915,127
Supplemental disclosure of cash flow information
Interest paid	$1,398	$—
Income taxes paid	$10,386	$2,000
Supplemental schedule of non cash investing and financing activities
Unrealized gain (loss) on investments	$(4,783)	$(165,257)
Common stock received in payment of notes receivable	$—	$36,750
Issuance of right to acquire stock	$—	$644,000
Repurchase/forfeiture of restricted stock	$—	$537,388

See accompanying notes

DISCOVERY PARTNERS INTERNATIONAL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

JUNE 30, 2006

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. The condensed consolidated balance sheet as of June 30, 2006, condensed consolidated statements of operations for the three and six months ended June 30, 2006 and 2005, and the condensed consolidated statements of cash flows for the six months ended June 30, 2006 and 2005 are unaudited, but include all adjustments (consisting of normal recurring adjustments and adjustments related to discontinued operations as described in Note 6), which Discovery Partners International, Inc. (the Company) considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.

On June 12, 2006, the Company entered into a Stock and Asset Purchase Agreement with Galapagos NV (“Galapagos”), a Belgian corporation, and Biofocus Inc., an Ohio corporation and a subsidiary of Galapagos (“Biofocus”), pursuant to which the Company agreed to sell the capital stock of its direct subsidiary Discovery Partners International AG (DPI AG) to Galapagos and the capital stock or equity interests of its direct subsidiaries ChemRx Advanced Technologies, Inc. (ChemRx), Xenometrix, Inc. (Xeno) and Discovery Partners, L.L.C. (DPI LLC) to Biofocus, and to assign certain assets and liabilities related to the businesses of the acquired subsidiaries to Biofocus for $5.4 million in cash. The transaction subsequently closed on July 5, 2006. As a result of this transaction, the results of operations for the three and six months ended June 30, 2006 shown herein are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. Information included in Note 6 and Note 7 herein should be considered when evaluating the Company’s financial results. For more complete financial information, these financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005 included in the Company’s Form 10-K filed with the Securities and Exchange Commission and the proxy statement/prospectus, as amended, included in the Company’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 7, 2006.

The condensed consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiaries: DPI AG, which wholly owns Discovery Partners International GmbH (DPI GmbH): ChemRx; Xeno; DPI LLC; Structural Proteomics, Inc. (substantially inactive); Systems Integration Drug Discovery Company, Inc. (substantially inactive) and Irori Europe, Ltd. (substantially inactive). All intercompany accounts and transactions have been eliminated.

The consolidated financial statements have been recast to reflect the results of operations, financial positions and cash flows of DPI AG, DPI GmbH, ChemRx and DPI LLC (our operating asset group) and our former instrumentation product lines as discontinued operations. The amounts included in the results for discontinued operations consist of revenues, cost of sales, operating expenses, impairment charges and restructuring costs associated with the operating asset group excluding any allocations for corporate support. The amounts included in the results for discontinued operations also consist of revenues, cost of sales and operating expenses associated with the former operations of the instrumentation product lines excluding any allocations for facilities and other corporate support. All footnotes included herein, except where indicated, exclude the amounts related to the assets and liabilities classified as held for sale at June 30, 2006 or sold as part of the instrumentation product lines in the fourth quarter of 2005.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, such as assets held for sale and liabilities held for sale, at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Certain amounts related to stock based compensation reported in prior periods have been reclassified to conform to current year presentation requirements.

2. Net Loss Per Share

Basic and diluted net loss per share is presented in conformity with Statement of Financial Accounting Standard No. 128, “Earnings per Share” (FAS 128). In accordance with FAS 128, basic net loss per share has been computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, less shares subject to repurchase. In loss periods, common stock equivalents are excluded from the computation of diluted net loss per share as their effect would be anti-dilutive. The total number of shares issuable upon exercise of stock options and rights to acquire restricted stock excluded from the calculation of diluted earnings per share since they are anti-dilutive was 2,008,408 and 2,175,446 for the three and six months ended June 30, 2006, respectively and 3,678,847 and 3,661,725 for the three and six months ended June 30, 2005, respectively.

3. Change in Accounting Method for Share-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards No. 123 (FAS 123R), “Share-Based Payment,” which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. On April 14, 2005, the Securities and Exchange Commission adopted a new rule amending the effective dates for FAS 123R. In accordance with the new rule, the Company adopted the accounting provisions of FAS 123R beginning in the first quarter of fiscal 2006.

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

Upon the adoption of FAS 123R, the Company has elected to continue to use the Black-Scholes-Merton valuation model in estimating the fair value of equity awards. The Company’s option grants are simplistic in nature and generally vest under service provisions. The Company does not allow for the exercise of options prior to vesting (after January 1, 2003), they are not transferable nor do they allow for hedging. There were four options to purchase 60,000 shares of common stock granted during the three months ended June 30, 2006. These options were granted in connection with the automatic option grant program for the benefit of the board of directors, which is a component of the 2000 Stock Incentive Plan.

On November 10, 2005, the FASB issued FASB Staff Position (FAS 123(R)-3), “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to FAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123R. The Company is in the process of determining whether to adopt the alternative transition method provided in FAS 123R-3 for calculating the tax effects of share-based compensation pursuant to FAS 123R.

Total estimated share-based compensation expense, related to all of our share-based awards, recognized under FAS 123R for the quarter ended June 30, 2006 was comprised of the following:

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Cost of sales	$5,995	$13,606
Selling, general and administrative	565,024	737,285
Share-based compensation expense before taxes	571,019	750,891
Related income tax benefits	—	—
Share-based compensation expense	$571,019	$750,891

Net share-based compensation expense per basic common share	$(0.02)	$(0.03)

Share-based compensation expense recognized under FAS 123R for the three and six months ended June 30, 2006 included $39,832 and $76,447, respectively, from stock options and $531,187 and $674,444, respectively, related to restricted stock awards. The Company maintains a net operating loss carryforward as of June 30, 2006, therefore, no excess tax benefits for the tax deductions related to share-based awards were recognized in the condensed consolidated statement of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in the quarter ended June 30, 2006, which would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities. Share-based compensation expense, related to stock options, was not recognized during the three and six months ended June 30, 2005. As of June 30, 2006, $275,562 of total unrecognized compensation costs related to non-vested awards is expected to be recognized on a straight-line basis over a modified requisite service period ending September 15, 2006, as determined in April 2006 based on strategic events further described below in Note 6.

On March 30, 2006, the Board of Directors of the Company approved various retention agreements that, among other things, provide for the acceleration of vesting of 100% of unvested restricted stock in the event of a change in control, or if a change of control has not occurred by such date, December 31, 2006. This resulted in a modification to the original terms of the vesting provisions in the restricted stock agreements, however, no change in the number of shares awarded. In accordance with FAS 123R, we reassessed any incremental valuation change in the modified award and concluded there was none (the fair value of the award on March 30, 2006 is less than the fair value at date of original grant). The Company also assessed the change in the vesting provisions and determined that while the original service based vesting provisions of the awards were probable to be achieved, the added performance based vesting provisions are more likely to occur in advance of the service provisions based on the announcement of the Company’s entering into the Agreement and Plan of Merger and Reorganization dated April 11, 2006 (the “Merger Agreement”) by and among the Company, Darwin Corp. and Infinity Pharmaceuticals, Inc. and the transaction related thereto (the “Merger”), as further described in Note 6. In connection with the Merger, the Company disposed of all of its current operating assets under a separate stock and asset purchase agreement with Galapagos NV and Biofocus which closed on July 5, 2006. The Company anticipates the Merger will close on or about September 15, 2006, subject to stockholder approval. Management believes that the closing of the Merger, which would result in the acceleration of vesting of the outstanding equity based awards subject to vesting provisions, is probable. As a result, the unrecognized compensation cost at April 11, 2006 will be recognized prospectively over the revised requisite service period ending September 15, 2006 for all outstanding equity awards. There is no cumulative effect adjustment as the modification would not change the grant date fair values or the quantity of awards to be recognized.

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

The following table summarizes the pro forma effect on the Company’s net loss and per share data if the Company had applied the fair value recognition provisions of FAS 123 to share-based employee compensation for the three and six months ended June 30, 2005. In the pro forma information required under FAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures using an estimated forfeiture rate based on historical trends.

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net loss, as reported	$(1,368,185)	$(5,916,466)
Deduct: Total share-based employee compensation expense determined under fair value based method for stock options and shares under the employee stock purchase plan	(297,590)	(1,746,724)
Pro forma net loss	$(1,665,775)	$(7,663,190)
Net loss per share
Basic and diluted — as reported	$(0.05)	$(0.23)
Basic and diluted — pro forma	$(0.06)	$(0.30)

4. Employee Benefit Plans

Stock Options

In November 1995, the Company adopted the 1995 Stock Option/Stock Issuance Plan, under which 2,350,000 shares of common stock were reserved for issuance of stock and stock options granted by the Company. In July 2000, the Company adopted the 2000 Stock Incentive Plan (the “Plan”) as the successor plan to the 1995 Stock Option/Stock Issuance Plan. Under the Plan 3,300,000 shares of common stock were reserved, including shares rolled over from the 1995 Plan. The Plan provides for the grant of incentive and non-statutory options. The exercise price of options must equal at least the fair value on the date of grant. The options generally vest over a four-year period. Options granted prior to January 1, 2003 are exercisable immediately, subject to the Company’s right of repurchase. Options granted after January 1, 2003 are exercisable as the options vest. All options expire no later than ten years after the date of grant.

A summary of the Company’s stock option activity and related information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006		2006
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at beginning of period	2,166,235	$5.40	2,837,075	$5.45
Granted	60,000	2.50	60,000	2.50
Exercised	—	—	(1,000)	1.50
Forfeited	(359,415)	6.12	(1,029,255)	5.45
Outstanding at end of period	1,866,820	$5.35	1,866,820	$5.35
Exercisable	1,713,665	$5.52	1,713,665	$5.52

Following is a further breakdown of the options outstanding as of June 30, 2006:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life in Years	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$0.20 — 2.50	106,000	7.0	$2.35	46,000	$2.15
$2.51 — 5.00	812,466	6.2	$3.56	740,728	$3.57
$5.01 — 12.00	895,669	5.7	$6.52	874,252	$6.53
$12.01 — 24.00	52,685	4.2	$19.16	52,685	$19.16
	1,866,820			1,713,665

Exercise prices for options outstanding as of June 30, 2006 ranged from $0.20 to $24.00 per share. The weighted-average remaining contractual life of those options is approximately 5.97 years. The weighted-average fair value of the options and awards granted during the three and six months ended June 30, 2005 was $3.17 and $3.43 per share, respectively. The intrinsic value of the options granted, outstanding and exercised during the three and six months ended June 30, 2006 are immaterial.

Employee Stock Purchase Plan

In June 2000, the Board of Directors and stockholders adopted the Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan permits eligible employees to purchase common stock at a discount, but only through payroll deductions, during defined offering periods. The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. In addition, the Purchase Plan provides for annual increases of shares available for issuance under the Purchase Plan beginning with fiscal 2001. Employee participation in the Purchase Plan commenced August 1, 2002. Pursuant to the Purchase Plan, the participating employees purchased 11,079 shares of the Company’s common stock during the six months ended June 30, 2006. There were no purchases made during the three months ended June 30, 2006.

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

The Company recorded stock-based compensation expense, for continuing operations, relating to restricted stock awards of $531,187 and $313,946 for the three months ended June 30, 2006 and 2005, respectively and $674,444 and $598,346 for the six months ended June 30, 2006 and 2005, respectively.

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

At June 30, 2006 common shares reserved for future issuance consist of the following:

Stock and stock options	3,943,605
Employee stock purchase plan	2,316,828
6,260,433

4. Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, requires the Company to report, in addition to net income or loss, comprehensive income or loss and its components. A summary follows:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Comprehensive loss:
Foreign currency translation adjustment	$154,313	$(402,435)	$193,402	$(708,582)
Unrealized gain on investments	(664)	232,838	(3,752)	165,257
Net loss	(4,413,826)	(1,368,185)	(13,453,178)	(5,916,466)
Comprehensive loss	$(4,260,177)	$(1,537,782)	$(13,263,528)	$(6,459,791)

5. Restructuring Accrual

In November 2005, the Company announced the conclusion of discussions with Pfizer around a new collaboration for services in the design and development of compounds exclusively for Pfizer. With the absence of a new contract with Pfizer, the Company initiated the process of reducing its chemistry operational capacity in a restructuring of its South San Francisco facility. Under the restructuring plan, 50 employees were involuntarily terminated, including scientific, operational and administrative staff. Restructuring charges totaled approximately $134,000 and $1.7 million for the three and six months ended June 30, 2006 (where the majority of such costs are included in discontinued operations) and a total of $2.6 million since initiation of this restructuring plan. The Company required all employees to render service for a minimum of 60 days to receive termination benefits. As a result, the fair value of the obligation was determined on the date of communication to the employee and is recognized over the service period. In determining costs to consolidate excess facilities, the Company estimates the fair value of the obligation at the cease-use date based on the remaining lease rentals, reduced by estimated future sublease rentals that could be reasonably obtained for the property, even if the Company is unsuccessful in entering into a sublease. Liabilities related to the consolidation of excess facilities are recorded when the premises have been vacated. Moving, relocation and other costs related to consolidation of facilities are expensed as incurred and are included in operating expenses. The remaining lease obligation related to this restructuring event was sold in connection with the Stock and Asset Purchase Agreement entered into with Galapagos NV and Biofocus on June 12, 2006.

In April 2003, the Company announced that it would consolidate its domestic chemistry facilities into two locations: in South San Francisco for primary screening library design and synthesis programs and in San Diego for lead optimization and medicinal chemistry projects. Restructuring charges, related to this consolidation plan, totaled $1,985,354, of which $129,672 was charged during the six months ended June 30, 2005 (which is included in discontinued operations). All final payments were made under this restructuring plan in fiscal 2005.

Restructuring charges were comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Severance and Retention Bonuses for Involuntary Employee Terminations	$71,175	$—	$605,496	$—
Costs to Exit Certain Contractual and Lease Obligations	62,387	—	1,101,042	129,672
Total Restructuring Expense	$133,562	$—	$1,706,538	$129,672

The following table summarizes the activity and balances of the restructuring reserve:

	Severance
	and Retention	Costs to
	Bonuses	Exit Certain
	for Involuntary	Contractual
	Employee	and Lease
	Terminations	Obligations	Total
Balance at December 31, 2004	$—	$293,929	$293,929
Reserve Established	927,890	112,368	1,040,258
Utilization of reserve:
Payments	—	(406,297)	(406,297)
Balance at December 31, 2005	927,890	—	927,890
Reserve Established	605,496	1,101,042	1,706,538
Utilization of reserve:
Payments	(1,533,386)	(300,329)	(1,833,715)
Balance at June 30, 2006	$—	$800,713	$800,713

The restructuring accrual is reflected on the condensed consolidated balance sheet at June 30, 2006 as a liability held for sale. Amounts recorded in the six months ended June 30, 2006 related to lease obligations are based on estimates of potential sublease income that may be reasonably obtained and are subject to change for actual sublease income as it occurs.

6. Discontinued Operations

On April 11, 2006, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Infinity Pharmaceuticals, Inc. (“Infinity”), a privately owned biopharmaceutical company, and Darwin Corp., a new wholly owned subsidiary of the Company. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Infinity will merge with and into Darwin Corp., with Infinity as the surviving corporation, becoming a wholly owned subsidiary of the Company.  As a result of the Merger, each outstanding share of Infinity capital stock will be converted into the right to receive shares of the Company’s common stock. Under the terms of the Merger Agreement, the Company will issue, and Infinity securityholders will be entitled to receive, in a tax-free exchange, shares of the Company’s common stock such that Infinity securityholders will own approximately 69.1% of the combined company on a pro forma basis and the Company’s stockholders will own approximately 30.9%. The Merger Agreement provides that the conversion ratios for Infinity’s capital stock are subject to upward and downward adjustment based on the Company’s net cash balance, as calculated pursuant to the Merger Agreement, at the closing of the Merger.  Following execution of the Merger Agreement, and as explicitly allowed under the Merger Agreement, the Company began actively seeking to divest its various operating assets, including key personnel and key service agreements, as the Company and Infinity intended that all of the combined company’s business immediately following the Merger would be the business of Infinity. In addition, the Company actively sought to sell its operating assets because the sale of all of the operating assets would improve the net cash balance as the basis to determine the conversion ratios for Infinity’s stock. The Company determined that all criteria under SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets, that qualifies an asset group as held for sale had been met upon the approval by the Company’s board of directors of the Merger Agreement.

On June 12, 2006, the Company entered into a Stock and Asset Purchase Agreement with Galapagos NV (“Galapagos”), a Belgian corporation, and Biofocus Inc., a Ohio corporation and a subsidiary of Galapagos (“Biofocus”), pursuant to which the Company agreed to sell the capital stock of its direct subsidiary Discovery Partners International AG to Galapagos and the capital stock or equity interests of its direct subsidiaries ChemRx Advanced Technologies, Inc., Xenometrix, Inc. and Discovery Partners, L.L.C. to Biofocus, and to assign certain assets and liabilities related to the businesses of the acquired subsidiaries to Biofocus for $5.4 million in cash. The transaction subsequently closed on July 5, 2006.

On October 7, 2005, the Company entered into an Asset Purchase Agreement with IRORI Discovery, Inc., now known as Nexus Biosystems (“Nexus”), pursuant to which the Company agreed to sell certain assets and liabilities to Nexus, including the IRORI® chemical synthesis products, the Crystal Farm® automated protein crystallization products, and the Universal Store™ compound storage systems products for a purchase price of $1,901,580, inclusive of a purchase price adjustment.  Nexus is a California company whose Chief Executive Officer, John Lillig, was previously the Chief Technology Officer, Vice President and General Manager, Discovery Systems for the Company. The sale of net assets pursuant to the Asset Purchase Agreement was completed on October 12, 2005.  The sale price for the assets was effectively based on the total book value of the net assets and the cash cost of operations for the assets sold through the closing date. As of June 30, 2006, the Company had received $1,901,580 in proceeds from Nexus for payment of the net assets. The Company recognized a gain on sale of the net assets of $164,970 for the six months ended June 30, 2006 and an aggregate gain on sale of $558,869.

The Company’s condensed consolidated financial statements and related notes contained herein have been recast to reflect the financial position, results of operations and cash flows of the operating subsidiaries and instrumentation product lines as discontinued operations. The Company did not account for its instrumentation product lines as a separate legal entity. Therefore, the following selected financial data for the Company’s discontinued operations is presented for informational purposes only and does not necessarily reflect what the net sales or earnings would have been had the businesses operated as a stand-alone entity. The financial information for the Company’s discontinued operations excludes allocations of certain of the Company’s assets, liabilities and expenses to the discontinued operations, such as corporate administration support. These amounts have been excluded from discontinued operations on the basis that these assets, liabilities and expenses were not transferred in the sale of these product lines and are considered by management to reflect most fairly or reasonably the incremental results of operations that were sold or classified as held for sale.

The following tables set forth, for the periods indicated, selected financial data of the Company’s discontinued operations:

Selected Financial Data for Discontinued Operations

	June 30, 2006	December 31, 2005
Assets of discontinued operations:
Accounts receivable, net	$2,658,050	$5,673,509
Inventories, net	820,068	578,842
Prepaid expenses	838,332	1,106,041
Other current assets	339,100	539,559
Property and equipment, net	5,136,692	7,950,765
Patent and license rights, net	684,062	717,707
Other assets, net	64,518	51,886
Total assets held for sale	$10,540,822	$16,618,309

Liabilities of discontinued operations:
Accounts payable and accrued expenses	$1,096,893	$1,351,620
Accrued compensation	538,857	876,966
Accrued restructuring	800,713	927,890
Deferred revenue	1,139,976	2,357,915
Deferred rent	365,822	420,067
Other liabilities	99,943	108,000
Total liabilities held for sale	$4,042,204	$6,042,458

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Revenues	$3,884,527	$11,361,652	$8,223,322	$18,429,124
Cost of sales	3,211,201	7,661,685	8,222,885	13,074,431
Gross margin	673,326	3,699,967	437	5,354,693
Operating expenses:
Research and development	1,062,030	1,604,601	2,042,431	2,856,191
Selling, general and administrative	609,013	1,293,581	1,340,308	2,526,335
Restructuring	133,560	—	1,684,345	129,672
Impairment of intangibles	—	—	3,225,282	1,000,000
Total operating expenses	1,804,603	2,898,182	8,292,366	6,512,198

Income (loss) from operations	$(1,177,214)	$830,176	$(8,341,358)	$(1,048,014)

During the three months ended March 31, 2006, the Company recorded a non-cash impairment charge of $3.2 million, representing long-lived assets, consisting primarily of property, plant and equipment, of certain operating units. The inherent risk in maintaining ongoing operations with the Company’s employees and customer base and the reduced probability of entering into drug discovery collaborations while concurrently pursuing various strategic transactions (including the proposed Merger with Infinity Pharmaceuticals, Inc.) required the evaluation of impairment of the Company’s long-lived assets. The Company considered all available evidence and developed estimates of the future cash generating capacity and the future expenditures associated with the various operating asset groups. The results indicated that more than one operating asset group were expected to generate negative cash flows and would not recover their carrying value. Therefore, the fair value of these long-lived assets was deemed to be zero.

7. Subsequent Events

On July 5, 2006, under the Stock and Asset Purchase Agreement, Galapagos through Biofocus acquired all of the outstanding equity interests or capital stock of Discovery Partners International AG, ChemRx Advanced Technologies, Inc., Xenometrix, Inc., and Discovery Partners International, L.L.C., each of which are the Company’s subsidiaries. Biofocus also acquired certain specified assets that are held at the Company’s parent level, such as certain items of the Company’s intellectual property and the Company’s information technology infrastructure, financial/accounting infrastructure, office furniture and other associated equipment, as well as certain contracts that are held at the Company’s parent level and will be assigned to Biofocus, such as the Company’s leases for its South San Francisco and San Diego business units, its patent license agreement with Abbott Labs, Incorporated and its agreement with The National Institutes of Mental Health. Consideration provided for the stock and assets totaled $5.4 million in cash, with adjustments based on specified working capital balances and Discovery Partners International AG’s cash balances as of June 30, 2006, and assumption of all related liabilities. The assets and liabilities of the Company that were not sold in the stock and asset purchase transaction with Galapagos and Biofocus consist primarily of cash, cash equivalents, short-term investments, interest receivables, restricted cash and other working capital items related to the Company’s corporate administrative function, the Company’s listing on the NASDAQ Global Market and the Merger Agreement with Infinity. In addition, the Company’s employees became employees of Galapagos and Biofocus, except for 16 general and administrative personnel.

PART I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

THIS FORM 10-Q CONTAINS CERTAIN STATEMENTS THAT ARE NOT STRICTLY HISTORICAL AND ARE “FORWARD-LOOKING” STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND INVOLVE A HIGH DEGREE OF RISK AND UNCERTAINTY. SUCH STATEMENTS INCLUDE BUT ARE NOT LIMITED TO STATEMENTS REGARDING OUR FUTURE CASH FLOWS, STATEMENTS ABOUT OUR EXPECTATIONS RELATED TO THE PROPOSED MERGER TRANSACTION WITH INFINITY, THE EXCHANGE RATIOS TO BE USED IN CONNECTION WITH THAT MERGER, OUR NET CASH AT THE CLOSING OF THE PROPOSED MERGER, THE PROPOSED MERGER’S TIMING, THE POTENTIAL VALUE CREATED BY THE PROPOSED MERGER FOR OUR AND INFINITY’S STOCKHOLDERS, ESTIMATES OF THE FAIR VALUE OF OUR OPERATING ASSETS, OUR RESTRUCTURING ACCRUALS AND ASSUMPTIONS USED IN DETERMINING OUR STOCK BASED COMPENSATION AMOUNTS. FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY INCLUDE THE RISK THAT WE AND INFINITY MAY NOT BE ABLE TO COMPLETE THE PROPOSED MERGER, THE RISK THAT OUR NET CASH AT CLOSING WILL BE LOWER THAN

CURRENTLY ANTICIPATED, AND RISKS AND OTHER UNCERTAINTIES MORE FULLY DESCRIBED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2005 AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION AND OUR OTHER REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THIS FORM 10-Q AND THE PROXY STATEMENT/PROSPECTUS, AS AMENDED, INCLUDED IN OUR REGISTRATION STATEMENT ON FORM S-4 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON AUGUST 7, 2006.

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

Recent Events

On April 11, 2006, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with Infinity Pharmaceuticals, Inc. (“Infinity”), a privately owned biopharmaceutical company, and Darwin Corp., a new wholly-owned subsidiary of ours. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Infinity will merge with and into Darwin Corp., with Infinity as the surviving corporation, becoming a wholly-owned subsidiary of ours. As a result of the Merger, each outstanding share of Infinity capital stock will be converted into the right to receive shares of our common stock. Under the terms of the Merger Agreement, we will issue, and Infinity securityholders will be entitled to receive, in a tax-free exchange, shares of our common stock such that Infinity securityholders will own approximately 69.1% of the combined company on a pro forma basis and our securityholders will own approximately 30.9%. The Merger Agreement provides that the conversion ratios for Infinity’s capital stock are subject to upward and downward adjustment based on our net cash balance at the closing of the Merger.  If our net cash balance at the closing of the Merger is below $70 million, the Merger Agreement provides for adjusting the conversion ratios to increase the number of shares of our common stock issued to former Infinity securityholders. As a result, Infinity’s security holders may receive additional shares of our common stock as merger consideration, and consequently our securityholders may be further diluted as a result of the Merger.  If our net cash balance at the closing of the Merger is above $75 million, the Merger Agreement provides for adjusting the conversion ratios to decrease the number of shares of our common stock issued to former Infinity securityholders.  These percentages are calculated based on other assumptions as well, and, to the extent these assumptions prove to be inaccurate, Infinity’s securityholders may receive a larger or smaller percentage of the combined company’s pro forma fully diluted capitalization.  If our net cash balance at the closing of the Merger is below $60 million, Infinity may elect to not consummate the Merger. In such event, neither party would owe the other a termination fee.

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

Following execution of the Merger Agreement, and as permitted under the Merger Agreement, we solicited bids from potential purchasers for our operating assets, which we were seeking to sell or otherwise dispose of in one or more strategic transactions. In connection with that process, we ultimately determined to enter into exclusive negotiations with Galapagos NV, a Belgian corporation, based on Galapagos’ willingness to acquire all of our material operating assets and assume all of the related liabilities, its interest in consummating its purchase of our operating assets quickly, its existing cash resources, and its proposed purchase price. On July 5, 2006, we completed the sale of all of the stock of our operating subsidiaries and all of our material operating assets, including our material intellectual property, information technology infrastructure, financial/accounting infrastructure, office furniture and other associated equipment, for $5.4 million in cash, subject to a purchase price adjustment, to Galapagos and Biofocus Inc., a wholly owned subsidiary of Galapagos. Our remaining assets following the sale consist primarily of our cash, cash equivalents, short-term investments, interest receivables, restricted cash and other working capital items related to our corporate administrative function, our listing on the NASDAQ Global Market and the Merger Agreement with Infinity. In addition, the majority of our employees became employees of Galapagos and Biofocus, except for 16 general and administrative personnel.

As a result of the sale transaction with Galapagos, all of our business immediately following the Merger will be the business conducted by Infinity immediately prior to the Merger. Accordingly, because of the pending Merger with Infinity and the closing of the sale transaction with Galapagos, described above, we believe our historical operating results are not indicative of future results.  We cannot assure you that we will close the pending Merger with Infinity on favorable terms, in a timely manner or at all.

We determined that all criteria under SFAS 144, Accounting for the Impairment or Disposal of Long-lived Assets, that qualifies an asset group as held for sale had been met upon the approval by our board of directors of the Merger Agreement, whereby the Merger Agreement explicitly allows for the sale of all of our operating assets. As a result, our consolidated financial statements and related notes contained herein have been recast to reflect the financial position, results of operations and cash flows of all of the operating subsidiaries and assets held at the operating locations as discontinued operations.

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and expenses. On an ongoing basis, we evaluate our estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates, and the estimates themselves might be different if we used different assumptions.

We believe the following critical accounting policies involve significant judgments and estimates that are used in the preparation of our financial statements.

Accounting for long-lived assets to be disposed of.  In accounting for long-lived assets to be disposed of, we assess if all of the criteria qualifying the long-lived assets or disposal group as held for sale has been met. The long-lived assets or disposal group is then classified as held for sale in the period such criteria has been met. Depreciation and amortization related to the long-lived assets or disposal group is ceased at the time they are classified as held for sale. In April 2006, we entered into the Merger Agreement, and as explicitly permitted under the Merger Agreement approved by our Board of Directors, we solicited bids from potential purchasers for our operating assets, which we were seeking to sell or otherwise dispose of in one or more strategic transactions. As a result, the long-lived assets and related liabilities of the disposal groups were reclassified as held for sale and are reflected as discontinued operations within the statement of operations.

Valuation of investments in marketable securities. In accounting for investments in marketable securities, we classify our investments as Available-for-Sale and record such assets at estimated fair value in the consolidated balance sheets, with unrealized gains and losses, if any, reported in stockholders’ equity (other comprehensive income). We invest our excess cash balances in marketable debt securities, primarily government securities, corporate bonds and notes and asset-backed securities, with strong credit ratings. We limit the amount of investment exposure to institutions, maturity and investment type. The realized gains and losses of securities sold are determined based on the specific identification method.

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

Results of Continuing Operations For The Three Months Ended June 30, 2006 and 2005

Selling, general and administrative expenses.   In the second quarter of 2006, selling, general and administrative expenses consisted primarily of salaries and benefits for executive and administrative personnel, facilities costs, stock compensation charges, costs related to strategic activities such as legal, accounting, other advisory services and the costs of retention benefits. In the second quarter of 2005, selling, general and administrative expenses consisted primarily of salaries and benefits for executive, administrative, business development and marketing personnel, advertising and promotional expenses, facilities costs, professional services, depreciation and stock compensation charges. Selling, general and administrative expenses increased 57% or $1,505,000 to $4.1 million for the three months ended June 30, 2006 compared to $2.6 million for the three months ended June 30, 2005. Selling, general and administrative expenses increased primarily due to costs associated with strategic activities such as legal, investment banking and other advisory fees that did not occur in the same period in 2005 as well as the impact of accelerated stock compensation charges as a result of the various strategic transactions. Such costs more than offset the impact of lower staffing levels and decreased business development efforts.

Interest income.   Interest income increased 117% to $896,000 for the three months ended June 30, 2006 compared to $413,000 for the three months ended in June 30v, 2005. The increase in interest income is due primarily to higher yields and a decrease in realized losses in the second quarter of 2006 compared to 2005.

Results of Continuing Operations For The Six Months Ended June 30, 2006 and 2005

Selling, general and administrative expenses. In the first half of 2006, selling, general and administrative expenses consisted primarily of salaries and benefits for executive, business development and administrative personnel, facilities costs, stock compensation charges, costs related to strategic activities such as legal, accounting, other advisory services and the costs of retention benefits. In the first half of 2005, selling, general and administrative expenses consisted primarily of salaries and benefits for executive, administrative, business development and marketing personnel, advertising and promotional expenses, facilities costs, professional services, depreciation and stock compensation charges. Selling, general and administrative expenses increased 22%, or $1.3 million, from $5.7 million for the six months ended June 30, 2005 to $7.0 million for the six months ended June 30, 2006 due primarily to costs associated with strategic activities such as legal, investment banking and other advisory fees that did not occur in the same period in 2005 as well as the impact of accelerated stock compensation charges as a result of the various strategic transactions. Such costs more than offset the savings in 2006 related to lack of severance payments made to our former Chief Operating Officer under the separation agreement we entered into in January 2005, lower staffing levels and lack of depreciation.

Restructuring expenses.   In November 2005, we implemented a restructuring plan to reduce our combinatorial chemistry and library synthesis operational capacity in our South San Francisco facility in connection with the expiration of our chemistry service collaboration with Pfizer. In the first half of 2006, we incurred $22,000 in termination benefits related to corporate administrative personnel that supported these operations. Our restructuring efforts, relative to this plan, were completed in the first half of 2006.

Interest income. Interest income, net, increased 100%, or $874,000, from $878,000 for the six months ended June 30, 2005 to $1.8 million for the six months ended June 30, 2006. The increase in interest income is due primarily to higher yields and a decrease in realized losses in 2006 compared to 2005.

Discontinued Operations

In April 2006, we entered into a Merger Agreement, and as explicitly permitted under the Merger Agreement approved by our Board of Directors, we solicited bids from potential purchasers for our operating assets, which we were seeking to sell or otherwise dispose of in one or more strategic transactions. The execution of the plan to sale the operating assets concluded on July 5, 2006 with the sale of all of the operating assets to Galapagos and its subsidiary Biofocus.

In October 2005, we sold the assets related to the IRORI® chemical synthesis, Crystal Farm® automated protein crystallization, and Universal Store™ compound storage system product lines for $1.9 million. We recognized an additional $165,000 of gain on the sale of these assets during the six months ended June 30, 2006, as a result of proceeds received for an aggregate gain on sale of these assets of $559,000.

Our consolidated financial statements and related notes contained herein have been recast to reflect the financial position, results of operations and cash flows of all of the operating subsidiaries and assets held at the operating locations as discontinued operations. The following selected financial data for our discontinued operations is presented for informational purposes and excludes allocations of general and administrative expenses related to those operations that were not transferred in the sale of those assets. These amounts are considered by management to reflect most fairly or reasonably the incremental financial results related to those operations.

Selected Financial Data for Discontinued Operations

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Revenues	$3,884,527	$11,361,652	$8,223,322	$18,429,124
Cost of sales	3,211,201	7,661,685	8,222,885	13,074,431
Gross margin	673,326	3,699,967	437	5,354,693
Operating expenses:
Research and development	1,062,030	1,604,601	2,042,431	2,856,191
Selling, general and administrative	609,013	1,293,581	1,340,308	2,526,335
Restructuring	133,560	—	1,684,345	129,672
Impairment of intangibles	—	—	3,225,282	1,000,000
Total operating expenses	1,804,603	2,898,182	8,292,366	6,512,198

Income (loss) from operations	$(1,177,214)	$830,176	$(8,341,358)	$(1,048,014

Liquidity and Capital Resources

Since our inception, we have funded our operations with $39.0 million of private equity financings and $94.7 million of net proceeds from our initial public offering in July 2000.

In May 2004 our secondary public offering was declared effective by the SEC. A total of 8,305,300 shares of common stock at a price of $5.00 per share were made available to the public. Axys Pharmaceuticals, Inc., then a stockholder of Discovery Partners International, Inc., registered 7,222,000 shares for resale, with the remaining 1,083,300 shares registered for sale by the Company to the underwriters to cover over-allotments. We received proceeds from the offering of the shares registered for sale by the Company, of $5.1 million net of underwriters’ discounts.

At June 30, 2006, cash and cash equivalents and short-term investments totaled approximately $75.4 million, compared to $83.5 million at December 31, 2005.

Operating Activities.   We rely on cash on hand, and proceeds received on the sale of the operating assets subsequent to June 30, 2006, totaling $5.9 million, to provide working capital for current operations and to meet the net cash requirement under the Merger Agreement with Infinity. Cash flows used in operating activities from continuing operations totaled $12.5 million for the first half of 2006 compared to $5.6 million in the first half of 2005. The decrease in operating cash flows in 2006 compared to 2005 was primarily due to our net operating loss.

We believe we have sufficient cash resources to fund existing operations for the next twelve months should the pending Merger with Infinity not successfully close.

Investing Activities.   Cash provided by investing activities from continuing operations totaled $9.7 million in the first half of 2006 compared to $15.7 million in the first half of 2005. The decrease in cash provided by investing activities in 2006 compared to 2005 is due primarily to an increase in the investment of highly liquid securities considered cash equivalents where they are reflected in our cash balance versus short-term investments during the first half of 2006.

We currently do not anticipate using any cash resources for any long-term investments.

Financing Activities.   Cash provided by financing activities totaled $24,000 and $151,000 in the first half of 2006 and 2005, respectively. This change is primarily due to lower proceeds from the exercise of stock options. We do not expect to incur debt in 2006.

As a result of the completion of the sale of all of our operating subsidiaries and operating assets on July 5, 2006, our remaining cash requirements consist primarily of fees associated with the Merger including fees payable to financial advisors, consulting fees, legal and accounting support, key employee retention, severance and change of control benefits and ongoing compensation obligations for the 16 general and administrative personnel that remain with us as of the date the sale transaction was completed. We currently anticipate utilizing approximately $6.0 million to $8.0 million, in transaction related costs, to complete the Merger.

On October 4, 2001, our Board of Directors approved a Stock Repurchase Plan, authorizing us to repurchase up to 2,000,000 shares of common stock at no more than $3.50 per share. In 2003, we purchased 115,000 shares under this Plan for $289,000 and in 2001, we purchased 35,000 shares for $119,250. We did not purchase any shares in 2004, 2005 or in the first half of 2006 pursuant to this Plan. Under the Merger Agreement, we are restricted from purchasing additional shares under this plan.

Contractual Obligations

We have entered into various agreements that obligate us to make future payments. The table below sets forth the contractual cash obligations that exist as of June 30, 2006 that are not reflected on the balance sheet at June 30, 2006:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Minimum license fees(A)(D)	$75,000	$15,000	$20,000	$20,000	$20,000
Firm purchase orders(D)	1,255,964	1,254,989	975	—	—
Operating leases(D)	9,675,269	2,986,183	4,468,256	1,248,630	972,200
Employee commitments(B)	3,027,979	3,027,979	—	—	—
Other contractual commitments(C)	3,142,864	3,142,864	—	—	—
Total contractual cash obligations	$17,177,076	$10,427,015	$4,489,231	$1,268,630	$992,200

(A)         The terms of the license agreements generally range from the remaining life of the patent up to 25 years.

(B)           On March 30, 2006 the Compensation Committee of our Board of Directors approved a severance and retention bonus plan for our key employees, including certain key executive officers’ to remain with us throughout the process of implementing strategic initiatives, which include the sale of our assets and the proposed Merger. In general, payments under these arrangements are contingent on various events.

(C)           Amounts consist primarily of a contingent obligation to a professional services firm in connection with the successful closing of the pending merger.

(D)          These liabilities have been transferred to Galapagos subsequent to June 30, 2006.

We do not have any off-balance sheet arrangements.

RISKS AND UNCERTAINTIES

In addition to the other information contained in the Form 10-Q you should carefully consider the material risks described below and under the caption “Risk Factors” in the proxy statement/prospectus, as amended, included in our Registration Statement on Form S-4 filed with the Securities and Exchange Commission on August 7, 2006, particularly the sections entitled “Risks Related to the Merger”, “Risks Related to Infinity”, and “Risks Related to the Combined Company”. As discussed above, we have entered into a Merger Agreement with Darwin Corp. and Infinity pursuant to which Infinity will merger with and into Darwin Crop., with Infinity as the surviving corporation, becoming a wholly-owned subsidiary of ours.

We may not be able to complete the Merger and may elect to pursue another strategic transaction like the Merger or liquidate our remaining assets.

We cannot assure you that we will close the pending Merger with Infinity in a timely manner or at all. On July 5, 2006, we completed the sale of all of the stock of our operating subsidiaries and all of our material operating assets, including our material intellectual property, information technology infrastructure, financial/accounting infrastructure, office furniture and other associated equipment to Galapagos and Biofocus. Our remaining assets following the sale consist primarily of cash, cash equivalents and short-term investments, our listing on the NASDAQ Global Market and the Merger Agreement with Infinity. Following the completion of the sale transaction with Galapagos and Biofocus, 16 of our general and administrative personnel remain employed by us. If we do not close the pending Merger with Infinity, our board of directors may elect to attempt to complete another strategic transaction like the Merger or take the steps necessary to liquidate all of our remaining assets.

We recently adopted a severance and retention bonus plan that may require material payments to key employees in connection with their continued service with us during 2006 or otherwise in connection with the Merger.

The compensation committee of our board of directors recently approved a severance and retention bonus plan for key employees, including certain key executive officers. That plan, together with existing change in control agreements, would be triggered by the closing of the pending Merger with Infinity or the employees’ continuation of employment with us or our successor following a change in control, through December 31, 2006 and the achievement of certain milestones on or before such date. If all eligible employees were awarded payments under the plan and under existing change of control and other agreements as a result of the closing of the Merger followed by termination of such employee, the value of total awards would aggregate approximately $4.1 million, with approximately $3.0 million in cash payments and 463,250 shares of our common stock from the acceleration of vesting. These payments due to change in control or severance arrangements arising in connection with the Merger or otherwise owed to employees in connection with the Merger will reduce our net cash at the closing of the Merger.

Our stock price will likely be volatile, and you may lose all or a substantial part of your investment.

The trading price of our common stock has been and will likely continue to be volatile and could be subject to fluctuations in price in response to various factors, many of which are beyond its control, including:

•                                        announcements related to developments involving the Merger with Infinity and to Infinity’s business, including developments relating to Infinity’s product candidates and their clinical and/or preclinical results;

•                                        actual or anticipated variations in quarterly operating results;

•                                        changes in financial estimates by, or the beginning or cessation of research coverage by, securities analysts;

•                                        the announcements by us of financial results that do not meet or exceed the results anticipated by the public markets;

•                                        conditions or trends in the pharmaceutical and biopharmaceutical industries that investors believe may affect the combined company;

•                                        announcements by us or Infinity’s competitors of significant acquisitions, divestitures or other strategic transactions, collaborations, joint ventures or capital commitments;

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

From January 1, 2004 to June 30, 2006, the high and low prices for our common stock, as reported on the NASDAQ Global Market, were $6.50 and $2.24, respectively.

In addition, price and volume fluctuations in the stock market in general, and the NASDAQ Global Market and the market for technology companies in particular, have often been unrelated or disproportionate to the operating performance of those companies. Further, the market prices of securities of life sciences companies have been particularly volatile. Conditions or trends in the pharmaceutical and biopharmaceutical industries generally may cause further volatility in the trading price of our common stock, because the market may anticipate that those conditions or trends may affect the combined company after the Merger. These broad market and industry factors may harm the market price of our common stock, regardless of our operating performance. In the past, plaintiffs have often instituted securities class action litigation following instances of volatility in the market price of a company’s securities. A securities class action suit against us could result in potential liabilities, substantial costs and the diversion of management’s attention and resources, regardless of whether we win or lose.

We may be subject to liability regarding hazardous materials.

Our former products and services as well as our former research and development processes involved the controlled use of hazardous materials. For example, we often used dangerous acids, bases, oxidants, radio isotopic and flammable materials. We have been subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of such materials and certain waste products. We cannot completely eliminate the risk of accidental contamination or injury from these materials. In the event of such an accident, we could be held liable for any damages that result, and any such liability could exceed our resources. In addition, we may have to incur significant costs to comply with environmental laws and regulations related to the handling or disposal of such materials or waste products in the future, which would require us to spend substantial amounts of money. We do not maintain insurance for the use of hazardous materials and chemicals that would mitigate these potential liabilities.

Because it is unlikely that we will pay dividends, our stockholders will only be able to benefit from holding our stock if the stock price appreciates.

We have never paid cash dividends on our capital stock and do not anticipate paying any cash dividends in the foreseeable future. As a result, holders of our common stock will only be able to benefit from holding such stock if the stock price appreciates.

Anti-takeover provisions in our stockholder rights plan and in our charter and bylaws could make a third-party acquisition difficult.

In 2003, we adopted a stockholder rights plan, also referred to as a poison pill. Also, our certificate of incorporation and bylaws contain provisions that could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Short-term investments. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments are in short-term marketable securities, U.S. government securities and corporate bonds. Due to the nature and maturity of our short-term investments, we have concluded that there is no material market risk exposure to our principal. The average maturity of our investment portfolio is six months. A 1% change in interest rates would have an effect of approximately $262,000 on the value of our portfolio.

Foreign currency rate fluctuations. The functional currency for our Discovery Partners International LLC (DPI LLC) group is the US dollar and of our Discovery Partners International AG (DPI AG) group, including Discovery Partners International GmbH, is the Swiss franc. DPI AG accounts are translated from their local currency to the U.S. dollar using the current exchange rate in effect at the balance sheet date for the balance sheet accounts, and using the average exchange rate during the period for revenues and expense accounts. The effects of translation for our DPI AG group are recorded as a separate component of stockholders’ equity (accumulated other comprehensive income (loss)). The cumulative balance held in other comprehensive income would be realized as a component of the gain or loss on the disposition of these operations, which could be material given the cumulative change in exchange rates over time. DPI AG conducts its business with customers in local currencies. Exchange gains and losses arising from these transactions are recorded using the actual exchange differences on the date the transaction is settled.

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

There were no changes in our internal control over financial reporting that occurred in the second quarter of 2006 that materially affected our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The risk factors identified above under Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risks and Uncertainties”, are incorporated by reference into this item. Substantive revisions to these risk factors from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2005 include the addition of the introductory paragraph to these risk factors and to the risk factors entitled “We may not be able to complete the merger and may elect to pursue another strategic transaction like the merger or liquidate our remaining assets”, We recently adopted a severance and retention bonus plan that may require material payments to key employees in connection with their continued service with us during 2006 or otherwise in connection with the merger”, and revisions to the risk factor entitled “Our stock price will likely be volatile”, and deletion of the risk factors entitled, “We may engage in strategic transactions, which could adversely affect our business”, “Our strategy of placing a high degree of emphasis on integrated drug discovery collaborations is untested, involves higher risk and complexity, requires significant upfront funding, and will likely result in continued operating losses for the foreseeable future”,”Our collaborations and services involve significant scientific risk of fulfillment”,” We derive a significant percentage of our revenues from a single customer. If this customer relationship terminated, we would incur a larger net loss from operations”,” If our revenues decline, we will not be able to correspondingly reduce our operating expenses”,” The drug discovery industry is highly competitive and subject to technological changes, and we may not have the resources necessary to compete successfully”,” Our financial performance will depend on the prospects of the pharmaceutical and biopharmaceutical industries and the extent to which these industries engage outside parties to perform one or more aspects of their drug discovery process”,” The concentration of the pharmaceutical industry and the current trend toward increasing consolidation could hurt our business prospects”, “We may fail to expand customer relationships through the integration of services”,” Our services and technologies may never help discover drugs that receive Food and Drug Administration approval, which may make it difficult for us to gain new business”,” Our financial performance will depend on improved market conditions in the segments of the drug discovery and development process in which we participate”,” Many of our collaboration and services offerings have lengthy sales cycles, which could cause our operating results to fluctuate significantly from quarter to quarter”, “The intellectual property rights on which we rely to protect the technology underlying our techniques may not be adequate, which could enable third parties to use our technology or very similar technology and could reduce our ability to compete in the market”,” The drug discovery industry has a history of intellectual property litigation and we may be involved in intellectual property lawsuits, which may be lengthy and expensive”,” Our customers may restrict our use of scientific information, which could prevent us from using this information for additional revenue”,” Our ability to maintain the current infrastructure will depend on our attracting and retaining key executives, experienced scientists and business development personnel”,” We may incur write-downs or write-offs in connection with potential future acquisitions, and exit costs, losses and liabilities in connection with potential future business divestitures or shutdowns”,” Our operations could be interrupted by damage to our facilities”,” We are subject to foreign currency risk related to conducting business in multiple currencies”,  “We have acquired several businesses and face risks associated with integrating these businesses and potential future drug discovery technology-driven acquisitions”.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The registration statement (File No. 333-36638) for our initial public offering was declared effective by the SEC on July 27, 2000. We received net proceeds from the offering of approximately $94.7 million. Through June 30, 2006, we had used approximately $18.5 million of the net proceeds for acquisitions of companies, $6.0 million for prepaid µARCS royalties, $16.8 million for capital expenditures and $4.3 million for costs associated with restructuring.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on May 11, 2006.  As of March 24, 2006, the record date of our meeting, 26,436,931 shares of our common stock were outstanding and entitled to vote.

The following matters were voted upon at the meeting:

1.                                       The stockholders elected two Directors to hold office for a term expiring upon the 2009 Annual Meeting of Stockholders:

Name of Director Elected	Shares Voting in Favor	Shares Withheld
Dr. Harry F. Hixson, Jr.	19,429,712	2,699,087
Dr. Michael C. Venuti.	21,507,940	620,859

The following individuals are continuing directors with terms expiring upon the 2007 Annual Meeting of Stockholders:  Herm Rosenman and Sir Colin T. Dollery, FmedSci. The following individual is a continuing director with a term expiring upon the 2008 Annual Meeting of Stockholders:  Alan J. Lewis, Ph.D.

2.                                       The stockholders ratified the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2006:

Votes
For	21,776,734
Against	138,896
Abstaining	207,037

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description

2.1	Agreement and Plan of Merger and Reorganization among Discovery Partners International, Inc., Darwin Corp. and Infinity Pharmaceuticals, Inc. dated April 11, 2006. (1)
2.2	Stock and Asset Purchase Agreement among Galapagos NV, Biofocus Inc. and Discovery Partners International, Inc. dated June 12, 2006, and amended as of July 5, 2006. (2)
3.1	Certificate of Incorporation of the Company. (3)
3.2	Bylaws of the Company. (3)
4.1	Specimen common stock certificate. (4)
4.2

Rights Agreement between the Company and American Stock Transfer & Trust Company, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Stock as Exhibit C, dated as of February 13, 2003. (5)

4.3	First Amendment to the Rights Agreement between Discovery Partners International, Inc. and American Stock Transfer & Trust Company dated April 11, 2006. (1)
10.1	Form of Retention Bonus Agreement. (6)
10.2	Amendment No. 1 to 2000 Stock Incentive Plan. (7)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)             Incorporated by Reference to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on April 12, 2006

(2)             Incorporated by Reference to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on July 11, 2006

(3)             Incorporated by Reference to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on June 23, 2000

(4)             Incorporated by Reference to the Company’s Registration Statement No. 333-36638 on Form S-1 filed with the Securities and Exchange Commission on July 26, 2000

(5)             Incorporated by Reference to the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2003

(6)             Incorporated by Reference to the Company’s Amendment No. 1 to Registration Statement No. 333-134438 on Form S-4 filed with the Securities and Exchange Commission on July 11, 2006

(7)             Incorporated by Reference to Annex H to the joint proxy statement/prospectus forming a part of the Company’s Amendment No. 1 to Registration Statement No. 333-134438 on Form S-4 filed with the Securities and Exchange Commission on July 11, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DISCOVERY PARTNERS INTERNATIONAL, INC.

Date: August 8, 2006	By:	/s/ Michael C. Venuti
Michael C. Venuti, Ph.D
Acting Chief Executive Officer and Director
(Duly Authorized Officer)

Date: August 8, 2006	By:	/s/ Craig Kussman
Craig Kussman
Chief Financial Officer,
Senior Vice President Finance
and Administration and Secretary
(Principal Financial and Accounting Officer)