Form 10-Q
period 2006-09-30
INFINITY PHARMACEUTICALS, INC.
filed 2006-11-09
CIK 1113148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 000-31141

INFINITY PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0655706
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

780 Memorial Drive, Cambridge, Massachusetts 02139

(Address of principal executive offices) (zip code)

(617) 453-1000

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on September 30, 2006: 19,471,694

INFINITY PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

PART I FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$88,982,561	$9,442,756
Available-for-sale securities	34,010,163	1,503,172
Accounts receivable	1,075,695	—
Unbilled accounts receivable	36,328,396	—
Notes receivable from employees	96,013	96,007
Prepaid expenses and other current assets	2,809,852	1,493,508

Total current assets	163,302,680	12,535,443

Property and equipment, net	8,186,453	9,899,657
Available-for-sale securities	2,416,730	—
Notes receivable from employees	122,693	117,023
Restricted cash	1,551,529	1,501,576
Deferred financing costs	—	102,160
Other assets	253,296	295,252

Total assets	$175,833,381	$24,451,111

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,524,138	$659,285
Accrued expenses	7,903,645	6,355,454
Deferred revenue, less long-term portion	14,229,850	1,028,250
Current portion of long-term debt and capital leases, net	4,505,711	3,717,796

Total current liabilities	28,163,344	11,760,785

Deferred revenue, less current portion	68,229,167	—
Other liabilities	475,000	475,000
Long-term debt and capital leases, less current portion, net	12,262,026	2,041,348

Total liabilities	109,129,537	14,277,133

Stockholders’ equity:

Series A Convertible Preferred Stock, $.001 par value; 1,767,375 shares authorized, and 1,597,510 shares issued and outstanding, at December 31, 2005 (liquidation preference $12,202,498)	—	1,598
Series B Convertible Preferred Stock, $.001 par value; 6,794,617 shares authorized, and 5,279,428 shares issued and outstanding, at December 31, 2005 (liquidation preference $73,025,010)	—	5,279
Series C Convertible Preferred Stock, $.001 par value; 2,894,972 shares authorized, and 2,894,972 shares issued and outstanding, at December 31, 2005 (liquidation preference $50,000,004)	—	2,895
Common Stock, $.001 par value; 100,000,000 shares authorized, and 19,471,694 shares issued and outstanding, at September 30, 2006; 17,687,111 shares authorized, and 2,726,374 shares issued and outstanding, at December 31, 2005	19,472	2,726
Additional paid-in capital	217,860,438	137,066,851
Accumulated deficit	(149,881,057)	(126,857,133)
Deferred stock compensation	—	(46,197)
Treasury stock, at cost	(1,323,810)	—
Accumulated other comprehensive income (loss)	28,801	(2,041)

Total stockholders’ equity	66,703,844	10,173,978

Total liabilities and stockholders’ equity	$175,833,381	$24,451,111

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September, 30		Nine Months Ended September 30,
	2006	2005	2006	2005
Collaborative research and development revenue	$5,997,358	$—	$9,534,803	$—

Operating expenses:
Research and development	8,267,227	8,169,668	26,770,193	22,534,858
General and administrative	2,453,456	1,407,836	5,811,807	4,107,488

Total operating expenses	10,720,683	9,577,504	32,582,000	26,642,346

Loss from operations	(4,723,325)	(9,577,504)	(23,047,197)	(26,642,346)

Other (expense)/income:
Interest expense	(551,094)	(186,835)	(905,148)	(617,718)
Interest and investment income	525,771	218,365	928,421	715,657

Net other (expense)/income	(25,323)	31,530	23,273	97,939

Net loss	$(4,748,648)	$(9,545,974)	$(23,023,924)	$(26,544,407)

Basic and diluted net loss per common share	$(0.83)	$(4.23)	$(6.50)	$(12.68)

Basic and diluted weighted average number of common shares outstanding	5,740,124	2,257,490	3,540,306	2,092,787

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Operating activities
Net loss	$(23,023,924)	$(26,544,407)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,587,505	2,981,089
Noncash stock-based compensation	1,321,989	119,605
Loan forgiveness	92,377	65,750
Loss on sale of property and equipment	—	3,629
Amortization of warrants	191,227	96,568
Interest income on restricted cash	(49,953)	(27,462)
Interest income on employee loans	(5,186)	(5,354)
Changes in operating assets and liabilities:
Accounts receivable and unbilled accounts receivable	(37,404,091)	2,500,000
Prepaid expenses and other assets	(2,878,725)	(268,797)
Accounts payable	(3,287,517)	(425,799)
Accrued expenses	(1,243,507)	984,370
Deferred revenue	81,430,767	—

Net cash provided by (used in) operating activities	17,730,962	(20,520,808)

Investing activities
Purchases of property and equipment	(884,856)	(2,275,301)
Proceeds from sale of property and equipment	—	9,084
Purchases of available-for-sale securities	(1,745,374)	(16,931,827)
Sales and maturities of available-for-sale securities	7,359,480	29,951,000

Net cash provided by investing activities	4,729,250	10,752,956

Financing activities
Cash proceeds from reverse acquisition of assets of DPI	40,113,005	—
Proceeds from sale of Series D Convertible Preferred Stock, net of issuance costs	5,000,000	—
Proceeds from sale of Series C Convertible Preferred Stock, net of issuance costs	—	(13,546)
Proceeds from issuances of common stock	287,952	181,151
Repurchase of common stock	(287,588)	(44,378)
Proceeds from equipment loan and other debt	15,000,000	1,821,097
Payments on equipment loan and other debt	(2,833,874)	(4,085,768)
Capital lease financing	—	43,371
Capital lease payments	(107,035)	(91,321)
Repayment of employee loans	2,133	20,435
New employee loans	(95,000)	(146,000)

Net cash provided by (used in) financing activities	57,079,593	(2,314,959)

Net increase (decrease) in cash and cash equivalents	79,539,805	(12,082,811)
Cash and cash equivalents at beginning of period	9,442,756	24,633,879

Cash and cash equivalents at end of period	$88,982,561	$12,551,068

Supplemental cash flow disclosure
Interest paid	$737,121	$544,354

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Infinity Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization

On September 12, 2006, Discovery Partners International, Inc. (“DPI”) completed a merger with Infinity Pharmaceuticals, Inc. (“IPI”) pursuant to which a wholly-owned subsidiary of DPI merged with and into IPI (the “Merger”). IPI was the surviving corporation in the Merger, changed its name to Infinity Discovery, Inc. (“Old Infinity”), and became a wholly owned subsidiary of DPI. In addition, DPI was renamed Infinity Pharmaceuticals, Inc. (“Infinity”) and its ticker symbol on the NASDAQ Global Market was changed to “INFI.” Upon completion of the Merger, approximately 12.8 million shares of Infinity common stock were issued to Old Infinity stockholders, and Infinity assumed all of the stock options, stock warrants and restricted stock of Old Infinity outstanding as of September 12, 2006, which total approximately 1.6 million shares on an as-converted basis. As a result of the Merger, former Old Infinity stockholders, option holders and warrant holders owned, as of the closing, approximately 69% of the combined company on a fully-diluted basis and former DPI stockholders, option holders and warrant holders owned, as of the closing, approximately 31% of the combined company on a fully-diluted basis. Following completion of the Merger, the business conducted by Infinity became the one operated by Old Infinity prior to completion of the Merger.

Infinity is a cancer drug discovery and development company that is utilizing its strength in small molecule drug technologies to discover, develop, and deliver to patients medicines for the treatment of cancer and related conditions.

2. Basis of Presentation

Since former Old Infinity security holders own, after the Merger, approximately 69% of the combined company on a fully-diluted basis and as a result of certain other factors, including that former Old Infinity directors constitute a majority of our Board of Directors and all members of the executive management of the combined company are from Old Infinity, Old Infinity is deemed to be the acquiring company for accounting purposes and the transaction was accounted for as a reverse acquisition of assets and a recapitalization in accordance with accounting principles generally accepted in the United States. These financial statements reflect the historical results of Old Infinity prior to the Merger and that of the combined company following the Merger, and do not include the historical financial results of DPI prior to the completion of the Merger. Stockholders’ equity has been retroactively restated to reflect the number of shares of common stock received by former Old Infinity security holders in the Merger, after giving effect to difference between the par values of the capital stock of Old Infinity and Infinity common stock, with the offset to additional paid-in capital.

Unless specifically noted otherwise, as used throughout these condensed consolidated financial statements, “Infinity,” “we,” “us,” or “our” refers to the business of the combined company after the Merger and the business of Old Infinity prior to the Merger. Unless specifically noted otherwise, as used throughout these condensed consolidated financial statements, “DPI” refers to the business of Discovery Partners International, Inc. prior to completion of the Merger.

The condensed consolidated financial statements as of September 30, 2006, and for the three and nine months ended September 30, 2006 and 2005, are unaudited. The condensed consolidated balance sheet as of December 31, 2005 was derived from our audited financial statements as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, that are included at pages F-49 through F-80 in the Registration Statement on Form S-4 (File No. 333-134438) that was filed with the SEC on August 7, 2006. In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for the interim periods presented. We have condensed or omitted certain information and disclosures normally included in annual financial statements presented in accordance with accounting principles generally accepted in the United States. We believe the disclosures made are adequate to make the information presented not misleading. You should, however, read these condensed consolidated financial statements in conjunction with our audited financial statements.

The accompanying unaudited condensed consolidated financial statements include the accounts of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, accrued expenses, the valuation of long-lived assets and assumptions in the valuation of stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. Interim results are not necessarily indicative of results for a full year or for any subsequent interim period.

Unless otherwise indicated, the pre-Merger financial information of Old Infinity has been restated to reflect the closing of the Merger, the related conversion of all the capital stock of Old Infinity into Infinity common stock, and a 1-for-4 reverse split of DPI common stock that became effective immediately prior to the closing of the Merger.

3. New Accounting Pronouncements

In May 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections” (“FAS 154”). FAS No. 154 replaced APB Opinion No. 20, “Accounting Changes” and FAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” FAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. We adopted FAS 154 beginning on January 1, 2006; its adoption had no effect on our results of operations or financial position.

In November 2005, FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”), which provides guidance for determining when investments in certain debt and equity securities are considered impaired, whether an impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 is required to be applied to reporting periods beginning after December 15, 2005. We adopted FSP FAS 115-1 in the first quarter of 2006. Adoption of FSP FAS 115-1 did not have a material impact on our results of operations or financial position.

In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (the “Interpretation”). The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. We have not completed our evaluation of the Interpretation, but we do not currently believe that adoption will have a material impact on our results of operations or financial position.

4. Significant Accounting Policies

Cash Equivalents and Available-For-Sale Securities

Cash equivalents, short-term and long-term available-for-sale marketable securities primarily consist of money market funds, asset-backed securities, corporate obligations and U.S. government agency obligations. We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents, which consist primarily of money market funds, are stated at cost, which approximates market value.

We determine the appropriate classification of available-for-sale securities at the time of purchase and reevaluate such designation at each balance sheet date. We have classified all of our marketable securities at September 30, 2006 and December 31, 2005 as “available-for-sale.” We carry available-for-sale securities at fair value, with the unrealized gains and losses reported in a separate component of stockholders’ equity. The fair value of these securities is based on quoted market prices.

We adjust the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. We include such amortization and accretion in interest and investment income. Realized gains and losses and declines in value, if any, that we judge to be other-than-temporary on available-for-sale securities are reported in interest and investment income. The cost of securities sold is based on the specific identification method. We include interest and dividends on securities classified as available-for-sale in investment income.

Segment Information

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”), establishes standards for the way that companies report information about operating segments in their financial statements. SFAS No. 131 also establishes standards for related disclosures about products and services. We make operating decisions based upon performance of the enterprise as a whole and utilize our consolidated financial statements for decision making. We operate in one business segment, which focuses on drug discovery and development.

All of our revenues to date have been generated under research collaboration agreements. We recorded no revenue during the nine months ended September 30, 2005. During 2006:

•	revenues associated with the up-front license fees, reimbursable research and development services and compound delivery fees we received from Novartis Institutes for BioMedical Research, Inc. (“Novartis”) and Novartis International Pharmaceutical Ltd. (“Novartis International”) accounted for approximately 35% and 60% of our revenue for the three months and nine months ended September 30, 2006, respectively.

•	revenues associated with the up-front license fee we received from Amgen Inc. (“Amgen”) accounted for approximately 42% and 26% of our revenue for the three months and nine months ended September 30, 2006, respectively.

•	revenues associated with the up-front license fee we received from MedImmune, Inc. (“MedImmune”) accounted for approximately 14% and 9% of our revenue for the three months and nine months ended September 30, 2006, respectively.

Further, payments due from Novartis represented 99% of our accounts receivable balance, and payments from MedImmune represented 99% of our unbilled accounts receivable balance, at September 30, 2006. We had no accounts receivable or unbilled accounts receivable at December 31, 2005.

Basic and Diluted Net Loss per Common Share

We have given retroactive effect to the Merger for purposes of computing our net loss per share for all periods presented. Basic net loss per share is based upon the weighted average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net loss per share is based upon the weighted average number of common shares outstanding during the period, plus additional weighted average common equivalent shares outstanding during the period when the effect of adding such shares is dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options (the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method), the assumed conversion of preferred stock, the exercise of outstanding warrants and the vesting of unvested restricted shares of common stock. Common equivalent shares have not been included in the net loss per share calculations because the effect of including them would have been anti-dilutive. Total potential gross common equivalent shares consisted of the following:

	At September 30,
	2006	2005
Preferred stock	—	9,771,910
Stock options	2,019,318	977,303
Weighted-average exercise price of stock options	$8.92	$1.91
Warrants	260,376	181,509
Weighted-average exercise price of warrants	$12.77	$12.52
Unvested restricted shares	241,149	408,390

Stock-Based Compensation Expense

We adopted Financial Accounting Standards Board Statement No. 123(R), “Share-Based Payments” (“SFAS No. 123(R)”), as of January 1, 2006. SFAS No. 123(R) revises FAS Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and amends FAS Statement No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires companies to expense the fair value of employee stock options and other equity compensation. We apply the recognition provisions of SFAS No. 123 and Emerging Issues Task Force (EITF) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Connection with Selling Goods or Services,” (“EITF No. 96-18”) for all stock option grants to non-employees.

Revenue Recognition

To date, all of our revenues have been generated under research collaboration agreements and, accordingly, we recognize revenue in accordance with the SEC’s Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition,” and EITF No. 00-21, “Revenue Arrangements With Multiple Deliverables.”

The terms of these research collaboration agreements may include payment to us of non-refundable up-front license fees, funding of research and development efforts, milestone payments and/or royalties on product sales. We divide agreements containing multiple elements into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the collaborative partner and whether there is objective and reliable evidence of fair value of the undelivered obligation(s). For these agreements, we allocate the consideration we receive among the separate units based on their respective fair values or the residual method, and we apply the applicable revenue recognition criteria to each of the separate units.

We recognize revenues from non-refundable, up-front license fees on a straight-line basis over the contracted or estimated period of performance, which is typically the research or development term. We recognize research and development funding as earned over the period of effort.

We recognize milestone payments as revenue upon achievement of the milestone only if (1) the milestone payment is non-refundable, (2) substantive effort is involved in achieving the milestone and (3) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone. If any of these conditions is not met, we defer the milestone payment and recognize it as revenue over the estimated period of performance under the contract as we complete our performance obligations.

We recognize royalty revenue based upon actual and estimated net sales of licensed products in licensed territories as provided by the licensee, and in the period the sales occur. We have not recognized any royalty revenues to date.

Research and Development Expense

Research and development expense consists of expenses incurred in performing research and development activities including salaries and benefits, facilities expenses, overhead expenses, materials and supplies, pre-clinical expenses, clinical trial and related clinical manufacturing expenses, share-based compensation expense, contract services, and other outside expenses. We expense research and development expenses as they are incurred. We have entered into certain collaboration agreements in which expenses are shared with the collaborator, and others in which we are reimbursed for work performed on behalf of the collaborator. We record all of these expenses as research and development expense. If the arrangement is a cost-sharing arrangement and there is a period during which we receive payments from the collaborator, then we record payments by the collaborator for its share of the development effort as a reduction of research and development expense. If the arrangement provides for reimbursement of research and development expenses, we record the reimbursement as revenue. Our collaboration with MedImmune is a cost-sharing arrangement; our collaboration with Novartis provides for the reimbursement of our research and development expenses. See Note 8, “Collaboration Agreements,” below.

5. Stock-Based Compensation

2000 Stock Incentive Plan

In July 2000, DPI adopted the 2000 Stock Incentive Plan (now known as the Infinity Pharmaceuticals, Inc. 2000 Stock Incentive Plan) (the “2000 Plan”), which provides for the grant of stock options intended to qualify as incentive stock options under the Internal Revenue Code or as nonqualified stock options, as well as restricted stock. As of September 30, 2006, an aggregate of 4,181,450 shares of our common stock were authorized for issuance under the 2000 Plan, of which 1,788,545 shares of common stock remained available for future grant. The number of shares of our common stock available for issuance under the 2000 Plan automatically increases on the first trading day of each calendar year by an amount equal to 4% of the total number of shares of our common stock that are outstanding on the last trading day of the preceding calendar year, but in no event may this increase exceed 2,000,000 shares. The exercise price of all options granted under the “discretionary option grant program” of the 2000 Plan must equal at least the fair value of our common stock on the date of grant. Options previously granted under the 2000 Plan generally vest over a four-year period. Options granted prior to January 1, 2003 are exercisable immediately, subject to a right of repurchase. Options granted after January 1, 2003 are exercisable as the options vest. All options granted under the 2000 Plan expire no later than ten years after the date of grant.

2001 Stock Incentive Plan

In connection with the Merger, we assumed awards that were granted by Old Infinity under Old Infinity’s 2001 Stock Incentive Plan (now known as the Infinity Pharmaceuticals, Inc. Pre-Merger Stock Incentive Plan) (the “2001 Plan”), which provided for the grant of incentive and non-statutory options and restricted stock awards. Under the 2001 Plan, stock awards were granted to employees, including officers and directors who were employees, and to consultants of Old Infinity. Incentive stock options were granted at a price not less than fair value of the common stock on the date of grant. The board of directors of Old Infinity determined the vesting schedule of the awards. For grants made to new employees upon commencement of employment, this schedule typically provided for vesting of 25% of shares at the end of the first year of service with the remaining 75% vesting ratably on a monthly basis over the following three-year period. For annual grants to existing employees, this schedule typically provided for monthly vesting over four years. The maximum contractual term of stock options granted under the 2001 Plan was ten years. As of September 30, 2006, an aggregate of 1,314,202 shares of our common stock are reserved for issuance upon the exercise of outstanding assumed awards. The 2001 Plan was not assumed by us following the Merger; therefore, no further grants may be made under the 2001 Plan.

All stock options granted under the 2001 Plan contained provisions allowing for the early exercise of such options. All shares of common stock issued upon exercise of these options contain certain restrictions, such as termination of employment, that allow us to repurchase unvested shares at their original purchase price. The repurchase provisions for unvested shares issued upon the exercise of options granted as part of an employee’s initial employment generally lapse as follows: 25% at the end of the first year of service with the remaining 75% lapsing ratably on a monthly basis over the following three-year period. The repurchase provisions for unvested shares issued upon exercise of options granted as part of annual grants to existing employees generally lapse on a monthly basis over a four-year period; however, Old Infinity granted 190,287 shares during 2005 with a repurchase provision lapsing on a monthly basis over a six-year period. At September 30, 2006, 40,234 shares of common stock issued pursuant to the early exercise of options that were granted by Old Infinity under the 2001 Plan are subject to repurchase.

Stockholder Rights Agreement

We have a stockholder rights agreement that provides for a dividend distribution of one preferred share purchase right for each outstanding share of our common stock held of record at the close of business on February 24, 2003. The rights are not currently exercisable. Under certain conditions involving an acquisition or proposed acquisition by any person or group holding 15% or more of our outstanding common stock, the rights permit the holders to purchase from us one unit consisting of one-thousandth of a share of our Series A junior participating preferred stock at a price of $76.00 per unit, subject to adjustment. Under certain conditions, the rights may be redeemed by our Board of Directors in whole, but not in part, at a price of $0.01 per right.

SFAS No. 123(R) Compensation Expense

Under SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. We have no awards with market or performance conditions. We adopted the provisions of SFAS No. 123(R) on January 1, 2006, using a modified prospective application, which provides for certain changes to the method for valuing share-based compensation. Under the modified prospective application, prior periods are not restated. The valuation provisions of SFAS No. 123(R) apply to new awards, unvested awards that are outstanding on the effective date, and awards subsequently modified or cancelled. Estimated compensation expense for unvested awards outstanding at the effective date, as well as for new awards granted after the effective date, will be recognized over the remaining service period on a straight-line basis using the compensation cost previously calculated for pro forma disclosure purposes under SFAS No. 123. Upon the adoption of SFAS No. 123(R), we elected to continue to use the Black-Scholes valuation model in determining the fair value of equity awards.

In March 2006, we forgave certain outstanding nonrecourse loans that were given to certain of our employees in previous years in order for these employees to exercise stock options. This forgiveness constituted a modification of the awards under SFAS
No. 123(R), and resulted in compensation expense of $510,000, of which $347,000 was recognized immediately since portions of the awards were vested. We recognized $26,054 and $399,108 of compensation expense related to these nonrecourse loans for the three and nine months ended September 30, 2006, respectively.

Total stock-based compensation expense, related to all equity awards, recognized under SFAS No. 123(R) for the three and nine months ended September 30, 2006, comprised the following (unaudited):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Effect of stock-based compensation on net loss by line item:
Research and development	$348,790	$801,110
General and administrative	147,825	520,879

Total stock-based compensation	$496,615	$1,321,989

As of September 30, 2006, there was $5.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested options and restricted stock granted under the 2001 Plan, including $110,892 of unrecognized compensation expense associated with the forgiveness of the nonrecourse loans. That cost is expected to be recognized over a weighted-average period of 2.8 years.

As a result of the adoption of SFAS No. 123(R), our basic and diluted loss per share for the three and nine months ended September 30, 2006 is greater by $0.09 and $0.37, respectively.

SFAS No. 123(R) Valuation Assumptions

The fair value of the options under SFAS No. 123(R) at September 30, 2006 was estimated using the Black-Scholes valuation model using the following assumptions:

	For the Three Months Ended September 30, 2006	For the Nine Months Ended September 30, 2006
Risk-free interest rate	4.70%	4.74%
Expected annual dividend yield	—	—
Expected stock price volatility	62.89%	63.65%
Expected term of options	5.20 years	5.15 years

The valuation assumptions were determined as follows:

•	Risk-free interest rate: We base the risk-free interest rate on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the expected term of the awards.

•	Expected annual dividend yield: The estimate for annual dividends is zero, because we have not historically paid a dividend and do not intend to do so in the foreseeable future.

•	Expected stock price volatility: We determine the expected volatility by using an average expected volatility from comparable public companies.

•	Expected term: The expected term of the awards represents the period of time that the awards are expected to be outstanding. We use historical data and expectations for the future to estimate employee exercise and post-vest termination behavior. We believe that all groups of employees exhibit similar exercise and post-vest termination behavior and therefore do not stratify employees into multiple groups.

SFAS No. 123(R) requires the application of an estimated forfeiture rate to current period expense to recognize compensation expense only for those awards expected to vest. We estimate forfeitures based upon historical data, adjusted for known trends, and will adjust the estimate of forfeitures if actual forfeitures differ or are expected to differ from such estimates. Subsequent changes in estimated forfeitures will be recognized through a cumulative adjustment in the period of change and will also impact the amount of stock-based compensation expense in future periods. As of September 30, 2006, the forfeiture rate was estimated to be 17%.

Determination of Fair Value

Prior to the closing of the Merger, our common stock had never been publicly traded. From inception through the closing of the Merger, the fair value of our common stock for accounting purposes was determined by Old Infinity’s board of directors with input from management.

Because we were not profitable and did not have significant revenue, we believed that a key factor in determining changes in the fair value of our common stock was the stage of, and changes in, our clinical pipeline. In the biotechnology and pharmaceutical industries, the progression of a drug candidate from preclinical development into clinical trials and the progression from one phase of clinical trials to the next may increase the enterprise’s fair value. In addition to this factor, Old Infinity’s board of directors determined the fair market value of our common stock based on other objective and subjective factors, including:

•	its knowledge and experience in valuing early-stage life sciences companies;

•	comparative values of public companies, discounted for the risk and limited liquidity provided for in the shares subject to the options that we issued;

•	pricing of private sales of our preferred stock;

•	prior valuations of stock grants;

•	the effect of events that had occurred between the times of such determinations; and

•	economic trends in the biotechnology and pharmaceutical industries specifically, and general economic trends.

From December 31, 2005 until the closing of the Merger, in addition to the foregoing factors, Old Infinity’s board of directors considered contemporaneous estimations of the fair value of our common stock using the Probability-Weighted Expected Return method, as of December 31, 2005, and again as of March 10, 2006 to estimate the increase in our value created by our collaboration with Novartis. These valuation analyses and the resulting estimates of our enterprise value were based on the market valuation method, specifically the guideline company approach. The enterprise value was allocated to the different classes of our equity instruments using the Probability-Weighted Expected Return method. The cost approach was not utilized in these analyses because companies within the pharmaceutical industry are not asset-intensive and are highly focused on intangible research and development results. The income approach was not utilized because we were in the development stage and were generating negative cash flows.

Upon the announcement of the proposed Merger on April 11, 2006, Old Infinity’s board of directors began using the price of DPI’s common stock as the basis for determining fair market value.

A summary of our stock option activity for the nine months ended September 30, 2006 is as follows:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2006	1,652,414	$10.05
Granted	778,821	10.77
Exercised	(71,948)	5.09
Forfeited	(339,969)	19.51

Outstanding at September 30, 2006	2,019,318	$8.92	8.32	$9.3

Vested or expected to vest at September 30, 2006	905,823	$10.01	7.17	$3.2

Exercisable at September 30, 2006	2,002,129	$8.88	8.31	$9.3

The weighted-average fair value per share of options granted during the nine months ended September 30, 2006 was $6.64.

All options granted to employees during the nine months ended September 30, 2006 were granted with exercise prices equal to the fair market value of our common stock on the date of grant.

A summary of the status of unvested restricted stock as of September 30, 2006, and changes during the nine months then ended is presented below:

	Restricted Stock	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2006	381,608	$1.67
Granted	—	—
Vesting extension related to nonrecourse loans	33,961	1.65
Vested	(171,651)	1.46
Repurchased	(2,769)	1.80

Unvested at September 30, 2006	241,149 *	$1.66

*	Includes 120,728 unvested restricted shares related to the nonrecourse loans forgiven on March 31, 2006.

During the three and nine month periods ended September 30, 2006, we repurchased an aggregate of zero and 2,769 unvested restricted shares, respectively, from several employees who ceased employment with us. These repurchases were made at the original exercise prices, totaling zero and $4,989 for the three and nine month periods, respectively.

During the three and nine month periods ended September 30, 2005, we repurchased an aggregate of 5,225 and 25,812 unvested restricted shares, respectively, from several employees who ceased employment with us. These repurchases were made at the original exercise prices, totaling $8,984 and $44,378 for the three and nine month periods, respectively.

The total fair value of the shares vested during the three months ended September 30, 2006 and 2005 (measured on the date of vesting) was $1,000,275 and $153,843, respectively. The total fair value of the shares vesting during the nine months ended September 30, 2006 and 2005 (measured on the date of vesting) was $1,960,667 and $475,876, respectively.

The aggregate intrinsic value of options outstanding as of September 30, 2006 was $9.3 million, all of which related to exercisable options. The aggregate intrinsic value was calculated based on the positive difference between the closing fair market value of our common stock on September 30, 2006 and the exercise price of the underlying options. The aggregate intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $167,457 and $220,154 respectively. The total cash received from employees and non-employees as a result of stock option exercises during the three and nine months ended September 30, 2006 was approximately $222,030 and $287,952, respectively.

We settle employee stock option exercises with newly issued common shares.

Prior to the adoption of SFAS No. 123(R)

Through December 31, 2005, we accounted for awards under the 2001 Plan under SFAS No. 123, electing to use the intrinsic value recognition and measurement principles of APB 25, and related interpretations as provided by SFAS No. 123 and enhanced disclosures as required by SFAS No. 148, Stock-Based Compensation Transition and Disclosure. Stock-based employee compensation cost of $28,625 and $81,637 is reflected in the net loss for the three and nine month periods ended September 30, 2005, respectively, for options granted under the 2001 Plan that were subject to variable accounting.

We have applied the recognition provisions of SFAS No. 123 and EITF No. 96-18 for all stock option grants to non-employees. Stock-based non-employee compensation cost of $11,901 and $37,968 is reflected in net loss for the three and nine month periods ended September 30, 2005, respectively, for awards issued under the 2001 Plan.

The following table illustrates the effect on net loss as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2005
Net loss, as reported	$(9,545,974)	$(26,544,407)
Add total employee stock-based compensation expense included in net loss	28,625	81,637
Deduct total employee stock-based compensation expense determined under fair value-based method for all awards	(130,861)	(418,366)

Pro forma net loss	$(9,648,210)	$(26,881,136)

Basic and diluted net loss per common share, as reported	$(4.23)	$(12.68)
Basic and diluted net loss per common share, pro forma	$(4.27)	$(12.84)

The fair value of the options was estimated at the date of grant using the Black-Scholes valuation model using the following weighted-average assumptions:

	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2005
Risk-free interest rate	4.34%	4.00%
Expected annual dividend yield	—	—
Expected stock price volatility	70.0%	70.0%
Expected term of options	9.0 years	9.0 years

For purposes of pro forma disclosures, the estimated fair value of options is amortized over the option period on a straight-line basis.

6. Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes rules for the reporting and display of comprehensive income (loss) and its components. The components of our comprehensive loss include our net loss and the change in unrealized gains and losses on our available-for-sale securities. For the three and nine months ended September 30, 2006 and 2005, comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net loss	$(4,748,648)	$(9,545,974)	$(23,023,924)	$(26,544,407)
Unrealized holding gains on marketable securities	29,198	15,737	30,842	39,649

Total comprehensive loss	$(4,719,450)	$(9,530,237)	$(22,993,082)	$(26,504,758)

Accumulated other comprehensive income (loss) consists of unrealized gains or losses on available-for-sale securities.

7. Long-Term Debt

Oxford

On October 16, 2002, we entered into a master loan and security agreement with Oxford Finance Corporation (“Oxford”) providing for a credit facility to finance the purchase of laboratory equipment, computer hardware, office furniture and equipment, computer software (including extended warranties and service contracts), and other equipment and property. We amended this agreement on March 31, 2006 (as so amended, the “Oxford Agreement”) to allow for us to borrow up to $7.5 million for use in operations. Under the Oxford Agreement, we have borrowed, as of September 30, 2006, an aggregate principal amount of $7.5 million from Oxford pursuant to promissory notes dated as of March 31, 2006 and June 30, 2006 (the “Oxford Notes”). The Oxford Notes bear interest at a rate of 11.26% and 11.75% per annum, respectively, and are payable in 39 consecutive monthly installments, the first nine of which are interest only, beginning in May 2006. The Oxford Notes may be prepaid upon payment of a pre-payment penalty of up to 4% of the outstanding principal balance. In order to secure performance under the Oxford Agreement and the Oxford Notes, we granted to Oxford a security interest in our current and future personal property and fixtures, and we agreed to a covenant not to transfer, assign or otherwise encumber our intellectual property other than licenses granted in the ordinary course of business or pursuant to agreements that we reasonably believe are in, or not opposed to, our best interest. Further, in connection with the execution of the March 2006 amendment to the Oxford Agreement, we issued to Oxford warrants to purchase 39,330 shares of our common stock at a price of $13.35 per share. These warrants expire, if not sooner exercised, on various dates between March 30, 2016 and June 30, 2016. The fair value of the warrants of $558,180 was estimated using the Black-Scholes valuation model assuming no expected dividends, a volatility of 64%, an estimated life of ten years, and a risk-free interest rate of 5.13%. The amount was recorded as a reduction of debt and is being amortized over the loan period as interest expense.

Horizon

On June 30, 2006, we entered into a venture loan and security agreement (the “Horizon Agreement”) with Horizon Technology Funding Company LLC (“Horizon”) under which we borrowed an aggregate principal amount of $7.5 million pursuant to the terms of two promissory notes, each dated as of June 30, 2006 (the “Horizon Notes”). The Horizon Notes bear interest at a rate equal to 11.93% per annum and are payable in 39 consecutive monthly installments, the first nine of which are interest only, beginning in July 2006. The Horizon Notes may be prepaid upon payment of a pre-payment penalty of up to 4% of the outstanding principal balance. In order to secure performance under the Horizon Agreement and the Horizon Notes, we granted to Horizon a security interest in our current and future personal property and fixtures, and we agreed to a covenant not to transfer, assign or otherwise encumber our intellectual property other than licenses granted in the ordinary course of business or pursuant to agreements that we reasonably believe are in, or not opposed to, our best interest. Further, in connection with the execution of the Horizon Agreement, we issued to Horizon warrants to purchase 39,330 shares of our common stock at a price of $13.35 per share. These warrants expire, if not sooner exercised, on June 30, 2016. The fair value of the warrants of $558,180 was estimated using the Black-Scholes valuation model assuming no expected dividends, a volatility of 64%, an estimated life of ten years, and a risk-free interest rate of 5.13%. The amount was recorded as a reduction of debt and is being amortized over the loan period as interest expense.

8. Collaboration Agreements

MedImmune

On August 25, 2006, we entered into a product development and commercialization agreement with MedImmune to jointly develop and commercialize novel small molecule cancer drugs targeting Heat Shock Protein 90, or Hsp90, and the Hedgehog cell signaling pathway. Under the terms of this agreement, we will share all development and commercialization costs, as well as potential profits from any future marketed products, equally with MedImmune. MedImmune has agreed to provide us a non-refundable, up-front license payment of $70.0 million for co-exclusive rights to the Hsp90 and Hedgehog pathway development programs. This payment will be made in two tranches of $35.0 million each, with the first having been paid in September 2006 and the second to be paid on January 5, 2007. In addition, we could receive up to $430.0 million in milestone payments assuming that specified late-stage development and sales objectives are achieved for products resulting from the collaboration, such that total payments to us could equal $500.0 million. Because we have continuing involvement in the development program, we are recognizing the up-front license payment as revenue on a straight-line basis over seven years, which is an estimate of the period under which product candidates will be developed under the collaboration. In addition, because the MedImmune agreement is a cost-sharing arrangement rather than one in which research and development expenses are reimbursed, we will record any payments from MedImmune with respect to research and development as a reduction to research and development expense, and not as revenue. During the three and nine month periods ended September 30, 2006, we offset approximately $1.0 million that is due from MedImmune against research and development expense.

Amgen

On July 7, 2006, we amended our technology access agreement with Amgen by extending the period in which Amgen may screen the compounds that had already been delivered under the original agreement in exchange for a license fee of $2.5 million, which was paid in July 2006. Under this amendment, we have no future obligations to Amgen; therefore, we recognized the entire license fee as revenue in the quarter ended September 30, 2006. Amgen has also agreed to make milestone payments of up to an aggregate of $31.35 million for each product that Amgen develops based upon a licensed compound, assuming that Amgen achieves specified clinical and regulatory objectives, and to pay royalties on sales of any products commercializes based upon a licensed compound. Amgen has also agreed to make additional milestone payments of up to an aggregate of $12.0 million for each product that Amgen develops and successfully commercializes based upon a specified subset of the licensed compounds, assuming that Amgen achieves specified clinical and regulatory objectives for those licensed compounds. Finally, Amgen has agreed to make success payments totaling up to an aggregate of $6.0 million if Amgen achieves specified research and/or intellectual property milestones.

Novartis

On November 16, 2004, we entered into a collaboration and option agreement (the “Novartis Collaboration Agreement”) with Novartis International. Pursuant to the Novartis Collaboration Agreement, we and Novartis International agreed to jointly design a collection of novel small molecules that would be synthesized by us using our diversity oriented synthesis chemical technology platform. Under the Novartis Collaboration Agreement, Novartis International may use the resulting compound collection in its independent drug discovery efforts. We have certain rights to use the resulting compound collection in our own drug discovery efforts, and Novartis International has the option to license from us on an exclusive worldwide basis specified lead compounds for further development and commercialization. In the event that Novartis International exercises its option to license specified lead compounds, it will pay us milestone payments and royalties on net sales of certain drug products incorporating such compounds. In addition, Novartis International will pay us up to $10.5 million for the successful delivery of compounds. During the three and nine month periods ended September 30, 2006, we recognized zero and $0.7 million, respectively, as revenue for delivery of compounds under the Novartis Collaboration Agreement.

On February 24, 2006, we entered into a collaboration agreement (the “Novartis Product Development Agreement”) with Novartis to discover, develop and commercialize drugs targeting Bcl protein family members for the treatment of a broad range of cancer indications. Under the terms of the Novartis Product Development Agreement, we granted to Novartis an exclusive, worldwide license to research, develop and commercialize pharmaceutical products that are based upon our proprietary Bcl inhibitors. Novartis paid us a $15.0 million up-front license fee, which we are recognizing on a straight-line basis over the potential four year research term, and Novartis has committed to provide us research funding of approximately $10.0 million during the initial two-year committed research term. The initial two-year research term may be extended for up to two additional one-year terms at the discretion of Novartis, and Novartis will agree to fund additional research during any extension period in an amount to be agreed upon. Novartis has also agreed to pay us royalties upon successful commercialization of any products developed under the alliance. For the three and nine month periods ended September 30, 2006, we recognized $0.9 million and $2.2 million, respectively, in revenue related to the amortization of the non-refundable license fee and $1.2 million and $2.8 million, respectively, in revenue related to the reimbursable research and development services we performed for Novartis under the Novartis Product Development Agreement.

Johnson & Johnson

On December 22, 2004, we entered into a technology access agreement with Johnson & Johnson Pharmaceutical Research & Development, a division of Janssen Pharmaceutica N.V. (“J&J”). Pursuant to this agreement, we granted to J&J a non-exclusive worldwide license to use certain of our small molecules in J&J’s drug discovery efforts. Under the terms of the agreement, J&J paid us an up-front license fee of $2.5 million. On March 2, 2006, we amended the agreement to, among other things, allow for a reduction in the number of compounds to be delivered to J&J under the agreement. In connection with the reduction in compounds, we agreed to refund to J&J a portion of the up-front license fee in proportion to the number of compounds actually delivered. We expect the partial refund of the up-front license fee to be approximately $950,000, half of which is due on December 31, 2006 and the remaining balance of which is due on December 31, 2007. We have recorded the refund of $950,000 in accrued expenses and other long term liabilities at September 30, 2006. The remaining $1.0 million was recorded in deferred revenue, of which $548,400 was recognized as revenue in September 2006 when J&J accepted compounds we delivered. The remainder of the deferred revenue will be recognized upon acceptance of the remaining compounds by J&J, which we expect will occur in the fourth quarter of 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

In addition to historical information, this report contains forward-looking statements regarding our future discovery and development efforts, our collaborations, our future operating results and financial position, our business strategy, and other objectives for future operations. You can identify these forward-looking statements by their use of words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “plan,” “project,” “target,” “will” and other words and terms of similar meaning. You also can identify them by the fact that they do not relate strictly to historical or current facts. There are a number of risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. These risks and uncertainties include those inherent in pharmaceutical research, such as adverse results in our drug discovery and clinical development processes, decisions made by the U.S. Food and Drug Administration and other regulatory authorities with respect to the development and commercialization of our products, and our ability to obtain, maintain and enforce proprietary rights for our products; our dependence on collaborative partners; our ability to obtain any necessary financing to conduct our planned activities, and other risk factors. Please refer to the section entitled “Risk Factors” in Part II of this report for a description of these risks and uncertainties. Unless required by law, we do not undertake any obligation to publicly update any forward-looking statements.

DPI Merger

On September 12, 2006, we completed our reverse merger in which a wholly-owned subsidiary of Discovery Partners International, Inc., or DPI, merged with Infinity Pharmaceuticals, Inc., or IPI, such that IPI became a wholly-owned subsidiary of DPI. In that transaction, IPI changed its name to Infinity Discovery, Inc., which we refer to as Old Infinity. In addition, DPI changed its name to Infinity Pharmaceuticals, Inc., or Infinity, and its ticker symbol on the NASDAQ Global Market was changed to “INFI.”

Upon completion of the merger, approximately 12.8 million shares of Infinity common stock were issued to Old Infinity stockholders, and Infinity assumed all of the stock options, stock warrants and restricted stock of Old Infinity outstanding as of September 12, 2006, which total approximately 1.6 million shares on an as-converted basis. As a result of the merger, former Old Infinity stockholders, option holders and warrant holders owned, as of the closing, approximately 69% of the combined company on a fully-diluted basis and former DPI stockholders, option holders and warrant holders owned, as of the closing, approximately 31% of the combined company on a fully-diluted basis. Following completion of the merger, the business conducted by Infinity became the one operated by Old Infinity prior to completion of the merger. Since the former security holders of Old Infinity own, after the merger, approximately 69% of the combined company on a fully-diluted basis and as a result of certain other factors, including that former Old Infinity directors constitute a majority of our Board of Directors and all members of the executive management of the combined company are from Old Infinity, Old Infinity is deemed to be the acquiring company for accounting purposes and the merger was accounted for as a reverse asset acquisition and a recapitalization in accordance with accounting principles generally accepted in the United States. Our financial statements reflect the historical results of Old Infinity prior to the merger and that of the combined company following the merger, and do not include the historical financial results of DPI prior to the completion of the merger.

Unless specifically noted otherwise, as used herein, “Infinity”, “we,” “us,” and “our” refers to the business of the combined company after the merger and the business of Old Infinity prior to the merger and “DPI” refers to the business of Discovery Partners International, Inc. prior to completion of the merger.

Business Overview

Our mission is to discover, develop, and deliver to patients medicines for the treatment of cancer and related conditions. We have built a pipeline of innovative product candidates for multiple cancer indications, all of which represent proprietary applications of our expertise in small molecule drug technologies. In the near term, the key driver of our success will be our ability to successfully commence and complete clinical trials for our product candidates and advance the development of our discovery-stage research programs. In the longer term, the key driver of our success will be our ability to commercialize products based upon our proprietary technologies, either alone or in collaboration with our collaboration partners.

Our lead product candidate, IPI-504, is an inhibitor of Heat Shock Protein 90, or Hsp90, which is known to stabilize proteins expressed by cancer-causing genes that are critical to cancer cell proliferation and survival. Stabilization of these proteins allows cancer cells to evade apoptosis, the body’s normal mechanism of programmed cell death, in which cells “commit suicide” when their continued existence might otherwise be harmful to the organism. IPI-504 is currently being studied in two Phase I clinical trials. Both trials are disease-focused and are targeting cancers that are refractory, or resistant, to other treatments. The first clinical trial is evaluating IPI-504 in patients who have multiple myeloma; the second is evaluating the compound in patients who have gastrointestinal stromal tumors. We currently expect to begin a Phase II clinical trial of IPI-504 and to commence Phase I clinical development of an oral formulation of IPI-504 during 2007. Our next most advanced product program is directed against the Hedgehog pathway, which has been implicated in many aggressive cancers, including certain cancers of the pancreas, prostate, lung, breast, and brain. Normally, the Hedgehog pathway regulates tissue and organ formation during embryonic development. When abnormally activated during adulthood, however, the Hedgehog signaling pathway is believed to play a central role in allowing the proliferation and survival of certain cancer-causing cells. Both of these programs are being pursued in collaboration with MedImmune, Inc.

The goal of our third program, which is in the discovery stage of research, and is being undertaken in collaboration with the Novartis Institutes for BioMedical Research, or Novartis, is to identify inhibitors of the Bcl-2/Bcl-xL family of proteins. Bcl-2 and its related protein Bcl-xL act as “brakes” on programmed cell death and are key regulators of apoptosis. Many cancer cells have higher than normal levels of Bcl-2 and Bcl-xL. This allows them to evade apoptosis and, for example, become resistant to chemotherapy. We are seeking to develop compounds for a broad range of cancers that target Bcl-2/Bcl-xL to inhibit its effect on cells.

We also have other development programs in the discovery research stage that target cancer, hyperproliferative disorders and related conditions.

We have incurred net losses since inception as we have devoted substantially all of our resources to research and development, including early-stage clinical trials. We expect to incur substantial and increasing losses for the next several years as we continue to expend substantial resources seeking to successfully research, develop, manufacture, obtain regulatory approval for, market and sell any product candidates. We expect that, in the near term, we will incur substantial losses relating primarily to costs and expenses relating to our efforts to advance the development of IPI-504, including those related to an oral formulation of the compound, and our Hedgehog pathway inhibitor program.

Collaboration Agreements

We have entered into a product development and commercialization agreement with MedImmune to jointly develop and commercialize novel small molecule cancer drugs, including IPI-504, targeting Hsp90, as well as those targeting the Hedgehog cell signaling pathway. Under the terms of this agreement, we will share all development and commercialization costs, as well as potential profits from any future marketed products, equally with MedImmune. MedImmune has agreed to provide us a non-refundable, up-front license payment of $70 million for co-exclusive rights to the Hsp90 and Hedgehog pathway development programs. In addition, we could receive up to $430 million in milestone payments assuming that specified late-stage development and sales objectives are achieved for products resulting from the collaboration, such that total payments to us could equal $500 million. If any products are successfully developed under the collaboration, we have the right to co-promote these products in the United States, with our promotional costs being included among those that are shared under the collaboration.

We have also entered into an alliance with Novartis to discover, develop and commercialize drugs targeting the family of Bcl-2 proteins. Under the terms of the agreement, Novartis has paid us $15 million in up-front license fees, $5 million in equity payments and has committed to provide us research funding of approximately $10 million over the initial two-year research term. Assuming the strategic alliance continues for its full term and specified research, development and commercialization milestones are achieved for multiple products for multiple indications, Novartis has also agreed to make aggregate milestone payments of over $370 million, such that total payments to us could exceed $400 million. In addition, we are entitled to receive royalties upon successful commercialization of any products developed in the alliance. The two companies will conduct joint research to identify molecules for clinical development and, thereafter, we may, under specified conditions, participate in clinical development, which will be led and paid for by Novartis worldwide. Upon commercialization, we have an option to co-detail Bcl-2 family inhibitors in the United States, with our detailing costs to be reimbursed by Novartis.

We have entered into three technology access alliances relating to our diversity oriented synthesis technologies that have provided us with over $65 million of up-front license fees, equity payments and other near-term committed revenues and, with respect to one such alliance, potential milestone and royalty payments upon successful commercial development of select products resulting from such alliance. Pursuant to these alliances, Novartis International Pharmaceutical Ltd., Amgen Inc. and Johnson & Johnson Pharmaceutical Research & Development, a division of Janssen Pharmaceutica N.V., or J&J, have been granted non-exclusive rights to use subsets of our collection of diversity oriented synthesis compounds in their own internal drug discovery programs.

Financial Overview

Revenue

All of our revenue to date has been derived from license fees, the reimbursement of research and development costs, and contract service revenue received from our collaboration partners. Where the agreement with a collaboration partner, such as our agreement with Novartis, provides that the partner reimburses us for the research and development expenses we incur in connection with our research efforts under the collaboration, we recognize this cost reimbursement as revenue in the period incurred, not as a net research expense. In the future, we will seek to generate revenue from a combination of product sales, research and development support services and milestone payments in connection with strategic relationships, and royalties resulting from the sales of products developed under licenses of our intellectual property. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of license fees, research and development reimbursement, milestone and other payments received under our collaborative or strategic relationships, and the amount and timing of payments we receive upon the sale of our products, to the extent any are successfully commercialized. If we fail to complete the development of our drug candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

Research & Development Expense

Since inception, we have focused on drug discovery and development programs, with particular emphasis on cancer drugs. We currently have three lead programs in research and development:

•	IPI-504, which is currently being studied in Phase I clinical trials for the treatment of refractory multiple myeloma and gastrointestinal stromal tumors;

•	a preclinical program seeking to develop candidate compounds directed against the Hedgehog pathway; and

•	our Bcl inhibitor program.

The IPI-504 and Hedgehog pathway inhibitor programs are being conducted in collaboration with MedImmune and the Bcl program is being conducted in collaboration with Novartis.

Research and development expense primarily consists of the following:

•	compensation of personnel associated with research activities, including consultants and contract research organizations;

•	laboratory supplies and materials;

•	manufacturing drug candidates for preclinical testing and clinical studies;

•	preclinical testing costs, including costs of toxicology studies;

•	fees paid to professional service providers for independent monitoring and analysis of our clinical trials;

•	depreciation of equipment; and

•	allocated costs of facilities.

We expense research and development costs as they are incurred.

Under our collaboration with MedImmune, we share research and development expenses for our Hsp90 and Hedgehog pathway inhibitor programs equally with MedImmune. Because this is a cost-sharing arrangement, we will record payments we receive from MedImmune for its share of the development effort as a reduction of research and development expense.

General & Administrative Expense

General and administrative expense consists primarily of salaries and other related costs for personnel in executive, finance, accounting, business development, information technology infrastructure and human resource functions. Other costs include facilities costs not otherwise included in research and development expense and professional fees for legal and accounting services. General and administrative expense also consists of the costs of maintaining and overseeing our intellectual property portfolio, which include the salaries of in-house legal counsel, the cost of external counsel and the associated filing and maintenance fees.

Other Income & Expense

Interest expense and other interest and investment income consist primarily of interest earned on cash, cash equivalents and available-for-sale securities, net of interest expense, and amortization of warrants.

Critical Accounting Policies and Significant Judgments and Estimates

The following discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, the valuation of long-lived assets and assumptions in the valuation of stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. Interim results are not necessarily indicative of results for a full year or for any subsequent interim period.

We believe that the following accounting policies and estimates are most critical to aid you in understanding and evaluating our reported financial results.

Revenue Recognition

To date, our revenues have been generated under research collaboration agreements and, accordingly, we recognize revenue in accordance with the SEC’s Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition, and Emerging Issues Task Force (EITF) No. 00-21, Revenue Arrangements With Multiple Deliverables.

The terms of these research collaboration agreements may include payment to us of non-refundable up-front license fees, funding of research and development efforts, milestone payments and/or royalties on product sales. We divide agreements containing multiple elements into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the collaborative partner and whether there is objective and reliable evidence of fair value of the undelivered obligation(s). For these agreements, we allocate the consideration we receive among the separate units based on their respective fair values or the residual method, and we apply the applicable revenue recognition criteria to each of the separate units.

We recognize revenues from non-refundable, up-front license fees on a straight-line basis over the contracted or estimated period of performance, which is typically the research or development term. We recognize research and development funding as earned over the period of effort. We regularly consider whether events warrant a change in the estimated period of performance under an agreement. Such a change would cause us to modify the period of time over which we recognize revenues from the up-front license fees paid to us under that agreement and would, in turn, result in changes in our quarterly and annual results. To date, we have not made any such change.

We recognize milestone payments as revenue upon achievement of the milestone only if (1) the milestone payment is non-refundable, (2) substantive effort is involved in achieving the milestone and (3) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone. If any of these conditions is not met, we defer the milestone payment and recognize it as revenue over the estimated period of performance under the contract as we complete our performance obligations.

We recognize royalty revenue based upon actual and estimated net sales of licensed products in licensed territories as provided by the licensee, and in the period the sales occur. We have not recognized any royalty revenues to date.

Research and Development Expense

Research and development expense consists of expenses incurred in performing research and development activities. We expense research and development expenses as they are incurred. We have entered into certain collaboration agreements in which expenses are shared with the collaborator, and others in which we are reimbursed for work performed on behalf of the collaborator. We record all of these expenses as research and development expense. If the arrangement is a cost-sharing arrangement and there is a period during which we receive payments from the collaborator, then we record payments by the collaborator for its share of the development effort as a reduction of research and development expense. If the arrangement provides for reimbursement of research and development expenses, we record the reimbursement as revenue. Our collaboration with MedImmune is a cost-sharing arrangement; our collaboration with Novartis provides for the reimbursement of our research and development expenses.

Accrued Expenses

As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves identifying services that have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date. Examples of services for which we must estimate accrued expenses include contract service fees paid to contract manufacturers in conjunction with the production of clinical drug supplies and to contract research organizations in connection with preclinical studies and clinical trials. In connection with these service fees, our estimates are most affected by our understanding of the status and timing of services provided. The majority of our service providers invoice us in arrears for services performed. In the event that we do not identify certain costs that have been incurred by our service providers, or if we over- or under-estimate the level of services performed or the costs of such services in any given period, our reported expenses for such period would be too low or too high. We often rely on subjective judgments to determine the date on which certain services commence, the level of services performed on or before a given date, and the cost of such services. We make these judgments based upon the facts and circumstances known to us. To date, we have been able to reasonably estimate these costs. As the activities being performed by external service providers increase, such as for additional clinical trials and drug manufacturing activities, it will become increasingly more difficult for us to estimate these costs, and our estimates of expenses for future periods may, consequently, be over- or under-accrued.

Stock-Based Compensation

We adopted Financial Accounting Standards Board Statement No. 123(R), “Share-Based Payments” (“SFAS No. 123(R)”), as of January 1, 2006 using a modified prospective application, which provides for certain changes in the method for valuing stock-based compensation. SFAS No. 123(R) revises FAS Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and amends FAS Statement No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires companies to expense the fair value of employee stock options and other equity compensation.

Through December 31, 2005, we elected to follow APB 25 and related interpretations, in accounting for our share-based compensation plans for employees, rather than the alternative fair value method provided for under SFAS No. 123. Accordingly, when options granted to employees had an exercise price equal to the fair market value on the date of grant, no compensation expense was recognized in our financial statements, and we disclosed in the notes to our financial statements pro forma disclosures in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation —Transition and Disclosure” (an amendment of SFAS No. 123). Through December 31, 2005, we accounted for transactions in which services are received from non-employees in exchange for equity instruments based on the fair value of such services received or of the equity instruments issued, whichever is more reliably measured, in accordance with SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Accounting for equity instruments granted or sold by us under APB Opinion No. 25, SFAS No. 123, SFAS No. 123(R) and EITF Issue No. 96-18 requires fair value estimates of the equity instrument granted or sold. If our estimates of the fair value of these equity instruments are too high or too low, our expenses may be over- or understated.

Prior to the completion of the merger, our common stock had never been publicly traded. Prior to that date, the fair value of our common stock for accounting purposes was determined by Old Infinity’s board of directors with input from management. Because we were not profitable and did not have significant revenue, we believed that a key factor in determining changes in the fair value of our common stock was the stage of, and changes in, our clinical pipeline. In the biotechnology and pharmaceutical industries, the progression of a drug candidate from preclinical development into clinical trials and the progression from one phase of clinical trials to the next may increase the enterprise’s fair value. In addition to this factor, Old Infinity’s board of directors determined the fair market value of our common stock based on other objective and subjective factors, including:

•	its knowledge and experience in valuing early-stage life sciences companies;

•	comparative values of public companies, discounted for the risk and limited liquidity provided for in the shares subject to the options we had issued;

•	pricing of private sales of our preferred stock;

•	prior valuations of stock grants;

•	the effect of events that had occurred between the times of such determinations; and

•	economic trends in the biotechnology and pharmaceutical industries specifically, and general economic trends.

From December 31, 2005 until the closing of the merger, in addition to the foregoing factors, the Old Infinity’s board of directors considered contemporaneous estimations of the fair value of our common stock using the Probability-Weighted Expected Return method, as of December 31, 2005, and again as of March 10, 2006 to estimate the increase in our value created by our collaboration with Novartis. These valuation analyses and the resulting estimates of our enterprise value were based on the market valuation method, specifically the guideline company approach. The enterprise value was allocated to the different classes of our equity instruments using the Probability-Weighted Expected Return method. The cost approach was not utilized in these analyses because companies within the pharmaceutical industry are not asset-intensive and are highly focused on intangible research and development results. The income approach was not utilized because we were in the development stage and were generating negative cash flows.

Upon the announcement of the proposed merger on April 11, 2006, Old Infinity’s board of directors began using the price of DPI’s common stock as the basis for determining fair market value.

The fair value of the options under SFAS No. 123(R) at September 30, 2006 was estimated using the Black-Scholes valuation model using the following assumptions:

	For the Three Months Ended September 30, 2006	For the Nine Months Ended September 30, 2006
Risk-free interest rate	4.70%	4.74%
Expected annual dividend yield	—	—
Expected stock price volatility	62.89%	63.65%
Expected term of options	5.20 years	5.15 years

The valuation assumptions were determined as follows:

•	Risk-free interest rate: We base the risk-free interest rate on U.S. Treasury securities in effect at the time of grant for a period that is commensurate with the expected term of the awards.

•	Expected annual dividend yield: The estimate for annual dividends is zero, because we have not historically paid a dividend and do not intend to do so in the foreseeable future.

•	Expected stock price volatility: We determined the expected volatility by using an average expected volatility from comparable public companies.

•	Expected term: The expected term of the awards represents the period of time that the awards are expected to be outstanding. We used historical data and expectations for the future to estimate employee exercise and post-vest termination behavior. We believe that all groups of employees exhibit similar exercise and post-vest termination behavior and therefore do not stratify employees into multiple groups.

FAS No. 123(R) requires the application of an estimated forfeiture rate to current period expense to recognize compensation expense only for those awards expected to vest. We estimate forfeitures based upon historical data, adjusted for known trends, and will adjust its estimate of forfeitures if actual forfeitures differ or are expected to differ from such estimates. Subsequent changes in estimated forfeitures will be recognized through a cumulative adjustment in the period of change and will also impact the amount of stock-based compensation expense in future periods. As of September 30, 2006, the forfeiture rate was estimated to be 17%.

For the three and nine months ended September 30, 2006, we recognized total stock-based compensation expense under SFAS No. 123(R) of $0.5 million and $1.3 million, respectively. As of September 30, 2006, the total remaining unrecognized compensation cost related to unvested stock option awards and unvested restricted stock awards amounted to approximately $5.7 million, including estimated forfeitures, which will be recognized over the weighted-average remaining requisite service period of 2.8 years.

Results of Operations

The following tables summarize our results of operations for each of the three and nine month periods ended September 30, 2006 and 2005, in thousands, together with the change in these items in dollars and as a percentage:

	For the Three Months Ended September 30,
	2006	2005	$ Change	% Change
Revenue	$5,997	$—	$5,997	N/A
Research and development expense	8,267	8,170	97	1
General and administrative expense	2,453	1,408	1,045	74
Interest expense	(551)	(187)	(364)	195
Interest and investment income	526	218	308	141

	For the Nine Months Ended September 30,
	2006	2005	$ Change	% Change
Revenue	$9,535	$—	$9,535	N/A
Research and development expense	26,770	22,535	4,235	19
General and administrative expense	5,812	4,107	1,705	42
Interest expense	(905)	(618)	(287)	46
Interest and investment income	928	716	212	30

Revenue

We recorded no revenue during 2005. Our revenue during the three month period ended September 30, 2006 consisted of approximately:

•	$0.8 million associated with the amortization of the up-front license fee we received from MedImmune upon entry into our strategic alliance in August 2006;

•	$2.5 million in license fees received upon the amendment of our license agreement with Amgen in July 2006;

•	$0.9 million related to the amortization of the non-refundable license fee and $1.2 million in revenue related to the reimbursable research and development services we performed for Novartis under our Bcl collaboration entered into in February 2006; and

•	$0.5 million related to the delivery of compounds to J&J under our collaboration agreement.

Our revenue during nine month period ended September 30, 2006 consisted of approximately:

•	$0.8 million associated with the amortization of the up-front license fee we received from MedImmune upon entry into our strategic alliance in August 2006;

•	$2.5 million in license fees received upon the amendment of our license agreement with Amgen in July 2006;

•	$2.2 million related to the amortization of the non-refundable license fee and $2.8 million in revenue related to the reimbursable research and development services we performed for Novartis under our Bcl collaboration entered into in February 2006;

•	$0.7 million related to the delivery of compounds to Novartis International Pharmaceutical Ltd. under our collaboration agreement; and

•	$0.5 million related to the delivery of compounds to J&J under our collaboration agreement.

Research and Development Expense

Research and development expense consists of expenses incurred in identifying, researching, developing and testing our product candidates. Research and development expenses represented approximately 77% and 85% of our total operating expenses for the three months ended September 30, 2006 and 2005, respectively, and approximately 82% and 85% of our total operating expenses for the nine months ended September 30, 2006 and 2005, respectively. We expense research and development costs as they are incurred.

The increases in research and development expense in three and nine month periods ended September 30, 2006 as compared to the same periods in 2005 are primarily attributable to:

•	increases in external costs for clinical trials, toxicology studies and manufacturing of IPI-504 as that program has progressed;

•	increases in external costs associated with the manufacture of compounds and toxicology studies for our Hedgehog pathway inhibitor program; and

•	increases in salaries and benefits, including SFAS No. 123(R) stock option expenses, for our research and development personnel.

During the three and nine-month periods ended September 30, 2006, our research and development expense includes an offset of approximately $1.0 million attributable to amounts reimbursed by MedImmune under the cost-sharing provisions of our collaboration agreement.

We began to track and accumulate costs by major drug development program starting on January 1, 2006. Our major research and development costs prior to December 31, 2005 were largely related to IPI-504. During the three and nine month periods ended September 30, 2006, we estimate that we incurred the following expenses by program. These expenses relate primarily to payroll and related expenses for personnel working on the programs, drug development and manufacturing, preclinical toxicology studies and clinical trial costs.

Program	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006

Hsp90 Inhibitors	$2.9 million	$6.0 million

Hedgehog Pathway Inhibitors	$2.0 million	$7.4 million

Bcl	$0.9 million	$3.0 million

We do not believe that the historical costs associated with our lead drug development programs are indicative of the future costs associated with these programs or represent what any other future drug development program we initiate may cost. For example, while we expect our research and development expenses to increase as our programs progress through preclinical and clinical development, those expenses attributable to the IPI-504 and Hedgehog pathway inhibitor programs will be shared equally with MedImmune in future periods. Further, there is significant uncertainty regarding our ability to successfully develop any drug candidates. These risks include the uncertainty of:

•	the scope, rate of progress and cost of our clinical trials of IPI-504, planned clinical trials of product candidates in the Hedgehog pathway inhibitor program, and any other clinical trials we may commence in the future;

•	the scope, rate and progress of our preclinical studies and other research and development activities;

•	clinical trial results;

•	the cost of filing, prosecuting, defending and enforcing any patents and other intellectual property rights relating to our research and development programs;

•	the cost and timing of regulatory approvals;

•	the cost of establishing clinical supplies of any product candidates; and

•	the effect of competing technological and market developments.

A further discussion of some of the risks and uncertainties associated with completing our drug development programs on schedule, or at all, and the potential consequences of failing to do so, are set forth in Part II of this report under the section entitled “Risk Factors.”

Because of the risks inherent in drug discovery and development, we cannot reasonably estimate or know:

•	the nature, timing or estimated costs of the efforts necessary to complete the development of our programs;

•	the anticipated completion dates of these programs; or

•	the period in which material net cash inflows are expected to commence, if at all, from the programs described above or from any potential future drug candidates.

Any failure by us or our strategic alliance partners to complete any stage of the development of any potential products in a timely manner could have a material adverse effect on our results of operations and financial position.

General and Administrative Expense

The increases in general and administrative expense in both the three and nine month periods ended September 30, 2006 as compared to the same periods in 2005 are primarily attributable to the costs associated with the negotiation and completion of our collaboration with MedImmune and higher audit fees and costs associated with documenting and testing our internal controls with respect to our compliance with the Sarbanes-Oxley Act of 2002. The increases are also due to increases in salary and benefits for new employees we hired in anticipation of becoming a public company, and for SFAS No. 123(R) compensation expense.

We anticipate that our general and administrative expense will increase in future periods as a consequence of our operation as a public company, including costs incurred in connection with maintaining compliance with the Sarbanes-Oxley Act of 2002, the hiring of additional personnel, and investor relations activities. We also expect to incur internal and external business development costs, which may vary from period to period.

Other Income and Expense

Interest expense increased in both the three and nine month periods ended September 30, 2006 as compared to the same periods in 2005 primarily as a result of borrowings made in 2006 under our debt facilities with Oxford Finance Corporation, or Oxford, and Horizon Technology Funding Company LLC, or Horizon.

Interest and investment income increased in both the three and nine month periods ended September 30, 2006 as compared to the same periods in 2005 as a result of our higher balance of cash and available-for-sale securities at September 30, 2006 and higher yields on our investment portfolio. This increased cash balance is primarily attributable to the cash we received upon completion of the reverse merger, license fees received from MedImmune and Novartis in connection with our collaborations, expense reimbursement under our collaborations, borrowings under debt facilities, and proceeds from the issuance of preferred stock.

Liquidity and Capital Resources

We have not generated any revenue from the sale of drugs to date, and we do not expect to generate any such revenue for the next several years. We have instead relied on the proceeds from sales of equity securities, interest on investments, license fees, expense reimbursement under our collaborations, contract service payments and debt to fund our operations. Because our product candidates are at an early stage of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability.

At September 30, 2006, we had $125.4 million in cash, cash equivalents and available-for-sale securities.

Our significant capital resources are as follows:

	September 30, 2006	December 31, 2005
Cash, cash equivalents and available-for-sale securities, current and long-term	$125,409,454	$10,945,928
Working capital	135,139,336	774,658
Long-term debt, less current portion, net	12,262,026	2,041,348

	Nine Months Ended September 30,
	2006	2005
Cash provided by (used in):
Operating activities	$17,730,962	$(20,520,808)
Investing activities	4,729,250	10,752,956
Financing activities	57,079,593	(2,314,959)
Capital expenditures (included in investing activities above)	(884,856)	(2,275,301)

Cash Flows

The principal use of cash in operating activities in both 2006 and 2005 was to fund our net loss. Cash flows from operations can vary significantly due to various factors including changes in accounts receivable and unbilled accounts receivable, as well as changes in accounts payable, accrued expenses and deferred revenue. In September 2006, we received $35.0 million from MedImmune, representing one-half of the up-front license payment related to our product development and commercialization agreement. In February 2006, we received a $15.0 million up-front license payment related to our collaboration agreement with Novartis.

Investing activities provided cash of $4.7 million in the nine months ended September 30, 2006 and $10.8 million in the comparable period in 2005. The principal source of funds in both 2006 and 2005 was the proceeds from sales and maturities of available-for-sale securities.

Financing activities provided cash of $57.1 million in the nine months ended September 30, 2006. Financing activities used cash of $2.3 million in the comparable period of 2005. On September 12, 2006, we completed the reverse merger with DPI, which resulted in cash proceeds of $40.1 million. We also received $40.5 million in available-for-sale securities upon completion of the reverse merger. In the nine months ended September 30, 2006, we borrowed $7.5 million from each of Oxford and Horizon and received $5.0 million in proceeds from the sale of preferred stock. We also used $2.8 million and $4.1 million in financing activities in 2006 and 2005, respectively, to make principal payments on these loans and other equipment debt. We are evaluating whether to prepay our outstanding indebtedness to Horizon and Oxford by the end of 2006.

We believe that our existing cash and cash equivalents, together with the remaining $35.0 million portion of the up-front license payment we expect to receive from MedImmune in early January 2007, will be sufficient to support our current operating plan, including planned increases in research and development and general and administrative expenses, through at least December 31, 2009. Our currently-planned operating and capital requirements primarily include the need for working capital to, among other things:

•	continue clinical development of an intravenous formulation of IPI-504;

•	perform preclinical work on, and commence clinical development of, an oral formulation of IPI-504;

•	perform preclinical work on, and commence clinical development of, compounds from our Hedgehog pathway inhibitor program; and

•	design and produce our diversity-oriented synthesis compounds.

Our future operating plan may change, however, as a result of many factors, including:

•	the progress and results of clinical trials of IPI-504;

•	the results of preclinical studies of potential Hedgehog pathway inhibitors, the results of discovery-stage research for Bcl-2 inhibitor compounds and other programs and our decision to initiate clinical trials if supported by preclinical results;

•	our ability to meet current compound delivery obligations to Novartis and J&J;

•	our needs for office and laboratory facilities;

•	our ability to continue to sublease excess space;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;

•	the cost of acquiring raw materials for, and of manufacturing, our product candidates;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patents, and other patent-related costs, including litigation costs;

•	the costs of increasing our clinical research, medical and regulatory affairs and drug safety functions;

•	the costs of establishing sales and marketing functions and of establishing commercial manufacturing arrangements if any drug candidates are approved;

•	our ability to maintain our strategic alliances with MedImmune and Novartis;

•	the costs required to satisfy our obligations under our alliance with MedImmune and any potential future collaborations;

•	the timing and receipt of milestone payments under our collaboration agreements; and

•	the timing, receipt and amount of sales, profits or royalties on future products, if any.

We will require substantial additional cash to fund expenses that we expect to incur in the long term in connection with planned preclinical and clinical testing, regulatory review, manufacturing and sales and marketing efforts. We may seek additional capital through a combination of private and public equity offerings, debt financings and strategic alliance and licensing arrangements. Such additional financing may not be available when we need it or may not be available on terms that are favorable to us. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms may include liquidation or other preferences that adversely affect their rights as stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through strategic alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or drug candidates, or grant licenses on terms that are not favorable to us. If we are unable to obtain adequate financing on a timely basis, we could be required to:

•	curtail significant discovery-stage drug discovery programs that are designed to identify new drug candidates; and/or

•	relinquish rights to product candidates or development programs that we may otherwise seek to develop or commercialize ourselves or jointly with our collaborative partners.

Contractual Obligations and Off-Balance Sheet Arrangements

Aside from the $15 million in new debt incurred under the Oxford and Horizon arrangements, there have been no significant changes in our contractual obligations from those disclosed in the Registration Statement on Form S-4 (File No. 333-134438) that was filed on August 7, 2006 and which contained our audited financial statements for the year ended December 31, 2005.

Since inception, we have not engaged in any off-balance sheet financing activities, including the use of structured finance, special purpose entities or variable interest entities.

Accounting Pronouncements

In May 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections” (“FAS 154”). FAS No. 154 replaced APB Opinion No. 20, “Accounting Changes”, and FAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” FAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. We adopted FAS 154 beginning on January 1, 2006; its adoption did not have a material impact on our results of operations or financial position.

In November 2005, FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP FAS 115-1”), which provides guidance for determining when investments in certain debt and equity securities are considered impaired, whether an impairment is other-than-temporary, and on measuring such impairment loss. FSP FAS 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP FAS 115-1 is required to be applied to reporting periods beginning after December 15, 2005. We adopted FSP FAS 115-1 in the first quarter of 2006. Adoption of FSP FAS 115-1 did not have a material impact on our results of operations or financial position.

In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (the “Interpretation”). The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. We have not completed our evaluation of the Interpretation, but we do not currently believe that adoption will have a material impact on our results of operations or financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments are in money market funds, asset-backed securities, corporate obligations and U.S. government agency obligations. We do not enter into investments for trading or speculative purposes. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase.

A hypothetical 100 basis point increase in interest rates would result in an approximate $184,000 decrease in the fair value of our investments as of September 30, 2006. We have the ability to hold our fixed income investments until maturity and, therefore, we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer and treasurer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2006, our chief executive officer and chief financial officer and treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

You should carefully consider the following risk factors, in addition to other information included in this quarterly report on Form 10-Q, in evaluating Infinity and our business. If any of the following risks occur, our business, financial condition and operating results could be materially adversely affected. In September 2006, we completed our reverse merger, after which the business conducted by the combined company is the business conducted by Old Infinity, and not the one conducted by DPI, prior to the merger. The following risk factors restate and supersede the risk factors previously disclosed in Item 1A. of our 2005 Annual Report on Form 10-K for the year ended December 31, 2005 because those risk factors discussed the historic business of DPI.

Risks Related to Our Business

Our business is at an early stage of development and we do not have, and may never have, any products that generate revenues, which would prevent us from achieving profitability.

We are at an early stage of development as a company and have a limited operating history on which to evaluate our business and prospects. Since beginning operations, we have not generated any revenue from the sale of drugs. We currently have no drugs for sale and we cannot guarantee that we will ever have any marketable drugs. Before we can successfully sell any drugs, we must demonstrate to the U.S. Food and Drug Administration, or FDA, and other regulatory authorities in the United States, the European Union and elsewhere that our drug candidates satisfy rigorous standards of safety and efficacy for their intended uses. Significant additional research, preclinical testing and clinical testing is required before we can file applications with the FDA or these other regulatory authorities for marketing approval of our drug candidates. In addition, to compete effectively, any drugs for which we successfully obtain marketing approval must have a combined profile of safety, efficacy, ease of administration and cost-effectiveness such that they offer advantages over alternative treatment options. We may not achieve this objective. IPI-504, our most advanced drug candidate, is in two Phase I clinical trials and is currently our only drug candidate in clinical trials. We cannot be certain that the clinical development of this or any other drug candidates in preclinical testing will be successful, that they will receive the regulatory approvals required to commercialize them, or that any of our other research and drug discovery programs will yield a drug candidate suitable for investigation through clinical trials. Accordingly, commercial revenues, if any, will be derived from sales of drugs that we do not expect to become marketable for several years, if at all.

We have a limited operating history and have incurred a substantial cumulative loss since inception. If we do not generate significant revenues, we will not be profitable and our business may fail.

We have incurred significant losses since inception. At September 30, 2006, our accumulated deficit was approximately $149.9 million. We have experienced net losses of $33.9 million, $34.1 million, $36.4 million and $23.0 million for the fiscal years ending December 31, 2003, 2004 and 2005 and the nine months ended September 30, 2006, respectively. We have not generated any revenues from the sale of drugs to date and we do not expect to generate revenues from the sale of drugs, or achieve profitability, for several years, if ever. We expect that our annual operating losses will increase substantially over the next several years as we seek to:

•	complete Phase I clinical trials for IPI-504 and, if supported by the Phase I clinical trial results, initiate larger scale Phase II clinical trials, as well as additional clinical trials for IPI-504, including combination studies;

•	advance our preclinical Hedgehog pathway inhibitor program into clinical trials, if supported by positive preclinical data;

•	discover and develop additional drug candidates, including Bcl-2 inhibitor compounds;

•	obtain regulatory approval for any drug candidates we successfully develop;

•	commercialize any drug candidates for which the necessary regulatory approvals are obtained;

•	prosecute and maintain our intellectual property rights relating to our drug candidates and future products, if any;

•	hire additional clinical, scientific and management personnel and upgrade our operational, financial and management information systems and facilities; and

•	identify and acquire rights from third parties to additional compounds, drug candidates or drugs.

To become profitable, we must successfully develop and obtain regulatory approval for our drug candidates and effectively manufacture, market and sell any drug candidates we develop. Accordingly, we may never generate significant revenues and, even if we do generate significant revenues, we may never achieve profitability.

Our limited operating history may make it difficult for you to accurately evaluate the success of our business to date and assess our future viability.

Our operations to date have been limited to organizing and staffing the company, developing, and securing our technology and undertaking preclinical studies and initial clinical trials of our drug candidates. We have not yet demonstrated our ability to obtain regulatory approval for, or to formulate and manufacture at commercial-scale, any of our drug candidates, nor do we have the sales and marketing infrastructure necessary to successfully commercialize any products that may ultimately be approved for sale, if any. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

We will need substantial additional capital to fund our operations, including planned drug candidate development, manufacturing and commercialization. If we do not have or cannot raise additional capital when needed, we will be unable to develop and commercialize our drug candidates successfully and we may have to limit or scale back our operations.

We anticipate that our current cash, cash equivalents and available-for-sale securities, together with the $35 million license payment we expect to receive from MedImmune in January 2007 in connection with our strategic alliance, will be sufficient to support our current operating plan through at least December 31, 2009. Our currently-planned operating and capital requirements primarily include the need for working capital to, among other things:

•	continue clinical development of an intravenous formulation of IPI-504;

•	perform preclinical work on, and commence clinical development of, an oral formulation of IPI-504;

•	perform preclinical work on, and commence clinical development of, compounds from our Hedgehog pathway inhibitor program; and

•	design and produce our diversity-oriented synthesis compounds.

Our future operating plan may change, however, as a result of many factors, including:

•	the progress and results of clinical trials of IPI-504;

•	the results of preclinical studies of potential Hedgehog pathway inhibitors, the results of discovery-stage research for Bcl-2 inhibitor compounds and other programs, and our decision to initiate clinical trials if supported by preclinical results;

•	our ability to meet current compound delivery obligations to Novartis and J&J;

•	our needs for office and laboratory facilities;

•	our ability to continue to sublease excess space;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our drug candidates;

•	the cost of acquiring raw materials for, and of manufacturing, our drug candidates;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patents, and other patent-related costs, including litigation costs;

•	the costs of increasing our clinical research, medical and regulatory affairs and drug safety functions;

•	the costs of establishing sales and marketing functions and of establishing commercial manufacturing arrangements if any drug candidates are approved;

•	our ability to maintain our strategic alliances with MedImmune and Novartis;

•	the costs required to satisfy our obligations under our alliance with MedImmune and any potential future collaborations;

•	the timing and receipt of milestone payments under our collaboration agreements; and

•	the timing, receipt and amount of sales, profits or royalties on future products, if any.

We will require substantial additional cash to fund expenses that we expect to incur in the long term in connection with planned preclinical and clinical testing, regulatory review, manufacturing and sales and marketing efforts. We may seek additional capital through a combination of private and public equity offerings, debt financings and strategic alliance and licensing arrangements. Such additional financing may not be available when we need it or may not be available on terms that are favorable to us. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms may include liquidation or other preferences that adversely affect their rights as stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through strategic alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or drug candidates, or grant licenses on terms that are not favorable to us. If we are unable to obtain adequate financing on a timely basis, we could be required to:

•	curtail significant discovery-stage drug discovery programs that are designed to identify new drug candidates; and/or

•	relinquish rights to drug candidates or development programs that we may otherwise seek to develop or commercialize ourselves or jointly with our collaborative partners.

The market for cancer therapeutics is intensely competitive. If we are unable to compete effectively, our drug candidates and any drugs that we may in the future develop may be rendered noncompetitive or obsolete.

We are engaged in seeking to develop drugs in the cancer therapeutic segment of the pharmaceutical industry, which is highly competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs that target various forms of cancer. We currently face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available. Moreover, there are a number of large pharmaceutical companies currently marketing and selling products to treat cancer, including Bristol-Myers Squibb Company, F. Hoffmann-La Roche Ltd., Novartis Pharma AG and Genentech, Inc. In addition to currently approved drugs, there are a significant number of drugs that are currently under development and may become available in the future for the treatment of various forms of cancer. We are also aware that there are a number of companies that are currently seeking to develop drug candidates directed to the same biological targets that our own drug candidates are designed to inhibit. Specifically, we believe that Kosan Biosciences, BiogenIdec Inc., Serenex, Inc., Vernalis plc (in collaboration with Novartis) and Synta Pharmaceuticals have preclinical and early clinical stage development programs seeking to develop compounds that target Heat Shock Protein 90, or Hsp90, which is the target of our lead compound IPI-504. Curis, Inc. and Genentech Inc. have an early stage clinical development collaboration seeking to develop drugs that target the Hedgehog signaling pathway, which is also being targeted by compounds we have in preclinical development. Gemin-X Biosciences and Abbott Laboratories are believed to be in early-stage development of compounds to target the Bcl-2 family of proteins, which is the target of one of our discovery programs as well.

Many of our competitors have:

•	significantly greater financial, technical and human resources than us, and may be better equipped to discover, develop, manufacture and commercialize drug candidates;

•	more extensive experience in preclinical testing and clinical trials, obtaining regulatory approvals and manufacturing and marketing pharmaceutical products;

•	drug candidates that have been approved or are in later-stage clinical development than our own drug candidates; and/or

•	collaborative arrangements with leading companies and research institutions in our fields of interest.

Competitive products and/or new treatment methods for the diseases we are targeting may render our products, if any, obsolete, noncompetitive or uneconomical before we can recover the expenses of developing and commercializing them. If we successfully develop and obtain approval for our drug candidates, we will face competition based on the safety and effectiveness of our drug candidates, the timing of their entry into the market in relation to competitive products in development, the availability and cost of supply, marketing and sales capabilities, reimbursement coverage, price, patent position and other factors. If we successfully develop drug candidates but those drug candidates do not achieve and maintain market acceptance, our business will not be successful.

If we are not able to attract and retain key management and scientific personnel and advisors, our efforts to develop our drug candidates and achieve our other business objectives could be delayed or substantially impaired.

We are highly dependent on our management team, particularly Steven Holtzman, Julian Adams, Adelene Perkins and the other members of our executive leadership team. All of these individuals are employees-at-will, which means that neither Infinity nor such employee is obligated to a fixed term of service and that the employment relationship may be terminated by either Infinity or the employee at any time, without notice, and whether or not cause or good reason exists for such termination. Although we do not have any reason to believe that we may lose the services of any of these persons in the foreseeable future, the loss of the services of any of these persons might impede the achievement of our research, development and commercialization objectives. We do not maintain “key person” insurance on any of our employees.

Recruiting and retaining qualified scientific and business personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experiences competition for the hiring of scientific personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by other entities, have commitments under consulting or advisory contracts with third parties that limit their availability to us, or both.

Our business has a substantial risk of product liability claims, which could be costly to defend and could divert management’s attention. Moreover, if we are unable to obtain and maintain appropriate levels of insurance, an adverse outcome in a product liability claim could be costly and could adversely affect our business.

We are exposed to significant potential product liability risks that are inherent in the development, manufacture, sales and marketing of human medicinal products. Although we do not currently commercialize any products, claims could be made against us based on the use of our drug candidates in clinical trials. We currently have clinical trial insurance and will seek to obtain product liability insurance prior to the sales and marketing of any of our drug candidates. Our insurance may not, however, provide adequate coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to maintain current amounts of insurance coverage or obtain additional or sufficient insurance at a reasonable cost to protect against losses that could have a material adverse effect on us. If a claim is brought against us, we might be required to pay legal and other expenses to defend the claim, as well as uncovered damage awards resulting from a claim brought successfully against us. Furthermore, whether or not we are ultimately successful in defending any such claims, we might be required to redirect significant financial and managerial resources to such defense, and adverse publicity is likely to result.

Risks Related to the Development of Our Drug Candidates

All of our drug candidates are still in the early stages of development and remain subject to clinical testing and regulatory approval. If we or our strategic alliance partners are unable to successfully develop and test one or more of our drug candidates, or obtain U.S. and/or foreign regulatory approval, we will not be able to successfully commercialize those drug candidates and achieve profitability. If this were to occur, our business would likely fail.

To date, we have not obtained approval from the FDA or any foreign regulatory authority to market or sell any of our drug candidates. The success of our business depends primarily upon our, and our strategic alliance partners’, ability to develop and commercialize our drug candidates successfully. Our most advanced drug candidate is IPI-504, which is currently in two Phase I clinical trials and is the subject of a broad product development agreement with MedImmune. Our other drug candidates are in various stages of preclinical development and discovery research.

Our drug candidates are subject to extensive governmental regulations relating to development, clinical trials, manufacturing and commercialization. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required in the United States and in many foreign jurisdictions prior to the commercial sale of medicinal products like our drug candidates. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the drug candidates we are developing, or may in the future develop, either alone or in collaboration with our strategic alliance partners, will obtain marketing approval. In connection with the clinical trials of IPI-504 and any other drug candidate we may seek to develop in the future, we face risks that:

•	the drug candidate may not prove to be safe and/or effective;

•	the results of later trials may not confirm the positive results from earlier preclinical studies or clinical trials; and

•	the results may not meet the level of statistical significance required by the FDA or other regulatory agencies.

We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA and/or comparable foreign regulatory agencies. The time required to complete clinical trials and for regulatory review by the FDA and other countries’ regulatory agencies is uncertain and typically takes many years. Some of our drug candidates may be eligible for the FDA’s programs that are designed to facilitate the development and expedite the review of certain drugs, but there is no assurance that any of our drug candidates will qualify for one or more of these programs. Even if a drug candidate qualifies for one or more of these programs, the FDA may later decide that the drug no longer meets the conditions for qualification.

Our analysis of data obtained from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unanticipated delays or increased costs due to government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review.

Any delay in obtaining or failure to obtain required approvals could materially adversely affect our ability to generate revenues from the particular drug candidate. Furthermore, the uses for which any regulatory authority may grant approval to market a product may be limited, thus placing limitations on the manner in which we may market the product and limiting its market potential. We are also subject to numerous foreign regulatory requirements governing the conduct of clinical trials, manufacturing and marketing authorization, pricing and third-party reimbursement. The foreign regulatory approval process includes all of the risks associated with FDA approval described above as well as risks attributable to the satisfaction of foreign regulations. Approval by the FDA does not ensure approval by regulatory authorities outside the United States, and vice versa. Foreign jurisdictions may have different approval procedures than those required by the FDA and may impose additional testing requirements for our drug candidates.

If clinical trials of our drug candidates are prolonged, delayed or suspended, we may be unable to commercialize those drug candidates on a timely basis, if at all, and may incur substantial additional costs, either of which could adversely affect whether, or when, we may achieve profitability.

We cannot predict whether we will encounter problems with any of our ongoing or planned clinical trials that will cause us, our strategic alliance partners, or regulatory authorities to delay or suspend clinical trials, or delay the analysis of data from ongoing clinical trials. Any of the following could delay the clinical development of our drug candidates:

•	ongoing discussions with the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;

•	delays in receiving, or the inability to obtain, required approvals from institutional review boards or other reviewing entities at clinical sites selected for participation in our clinical trials;

•	delays in enrolling patients into clinical trials;

•	a lower than anticipated retention rate of patients in clinical trials;

•	the need to repeat clinical trials as a result of inconclusive or negative results or unforeseen complications in testing;

•	inadequate supply or deficient quality of drug product or other materials necessary to conduct our clinical trials;

•	unfavorable FDA inspection and review of a clinical trial site or records of any clinical or preclinical investigation;

•	serious and unexpected drug-related side effects experienced by participants in our clinical trials;

•	a finding that the trial participants are being exposed to unacceptable health risks;

•	the placement by the FDA of a clinical hold on a trial; or

•	any restrictions on or post-approval commitments with regard to any regulatory approval we ultimately obtain that render the drug candidate not commercially viable.

Clinical trials require sufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites, the availability of effective treatments for the relevant disease, the eligibility criteria for our clinical trials and competing studies or trials. Delays in patient enrollment can result in increased costs and longer development times. Our failure to enroll patients in our clinical trials could delay the completion of the clinical trial beyond current expectations. In addition, the FDA could require us to conduct clinical trials with a larger number of subjects than has been projected for any of our drug candidates. As a result of these factors, we may not be able to enroll a sufficient number of patients in a timely or cost-effective manner.

Furthermore, enrolled patients may drop out of clinical trials, which could impair the validity or statistical significance of the clinical trials. A number of factors can influence the patient discontinuation rate, including, but not limited to: the inclusion of a placebo arm in a trial; possible inactivity or low activity of the drug candidate being tested at one or more of the dose levels being tested; adverse side effects experienced, whether or not related to the drug candidate; and the availability of numerous alternative treatment options that may induce patients to discontinue their participation in the trial.

We may suspend, or the FDA or other applicable regulatory authorities may require us to suspend, clinical trials of a drug candidate at any time if we or they believe the patients participating in such clinical trials, or in independent third-party clinical trials for drugs based on similar technologies, are being exposed to unacceptable health risks or for other reasons.

We cannot predict whether any of our drug candidates will encounter problems during clinical trials that will cause us or regulatory authorities to delay or suspend these trials or delay the analysis of data from these trials. In addition, it is impossible to predict whether legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes, if any, may be. If we experience any such problems, we may not have the financial resources to continue development of the drug candidate that is affected or the development of any of our other drug candidates.

We rely on third parties to conduct our clinical trials, and we intend to rely on such third parties in the future. These third parties may not perform satisfactorily, including failing to meet established deadlines for the completion of such trials, which could result in unplanned delays or interruptions of such clinical trials and impede our ability to successfully develop the drug candidates which are the subject of such trials.

We rely on third parties such as medical institutions and principal investigators to enroll qualified patients, conduct our clinical trials and provide services in connection with such clinical trials. We intend to rely on such third-party medical institutions and principal investigators, as well as contract research organizations and other similar entities, in the future. Our reliance on these third parties for clinical development activities reduces our control over these activities. Accordingly, these third-party contractors may not complete activities on schedule, or may not conduct our clinical trials in accordance with regulatory requirements or the trial design. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be required to replace them. Although we believe there are a number of third-party contractors we could engage to continue these activities, replacing a third-party contractor may result in a delay of the affected trial. If this were to occur, our efforts to obtain regulatory approvals for and commercialize our drug candidates may be delayed.

In addition, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. The FDA requires us to comply with certain standards, referred to as good clinical practices, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. If any of our trial investigators or third-party contractors do not comply with good clinical practices, we may not be able to use the data and reported results from the trial. If this were to occur, our efforts to obtain regulatory approvals for and commercialize our drug candidates may be delayed.

Even if we obtain regulatory approvals, our products will be subject to ongoing regulatory review. If we fail to comply with continuing U.S. and applicable foreign regulations, we could lose those approvals, and our business would be seriously harmed.

Even if we receive regulatory approval of any drug candidates we are developing or may develop, we will be subject to continuing regulatory review. We may be required, or we may elect, to conduct additional clinical trials of our drug candidates after they have become commercially available approved drugs. As greater numbers of patients use a drug following its approval, side effects and other problems may be observed after approval that were not seen or anticipated during pre-approval clinical trials. Supplemental trials could also produce findings that are inconsistent with the trial results we previously submitted to the FDA, which could result in marketing restrictions or force us to stop marketing previously approved drugs. In addition, the manufacturer and the manufacturing facilities we use to make any approved drugs will be subject to periodic review and inspection by the FDA. The subsequent discovery of previously unknown problems with the drug, manufacturer or facility may result in restrictions on the drug, manufacturer or facility, including withdrawal of the drug from the market. If we fail to comply with applicable continuing regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approval, product recalls and seizures, operating restrictions and criminal prosecutions.

We work with hazardous materials, which could expose us to liability claims and which will require compliance with environmental laws and regulations, which can be expensive and restrict how we conduct our business.

Our activities involve the controlled storage, use and disposal of hazardous materials, including infectious agents, corrosive, explosive and flammable chemicals, various radioactive compounds and compounds known to cause birth defects. We are subject to certain federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards prescribed by these laws and regulations, we cannot eliminate the risk of accidental contamination or injury from these materials.

In the event of an accident, state or federal authorities may curtail our use of these materials, and we could be liable for any civil damages that result. These damages may exceed our financial resources and may seriously harm our business. While we believe that the amount of insurance we carry is sufficient for typical risks regarding the handling of these materials, it may not be sufficient to cover pollution conditions or other extraordinary or unanticipated events. Additionally, an accident could damage, or force us to shut down, our operations. In addition, if we were to manufacture our products or drug candidates ourselves, we may incur substantial costs to comply with environmental regulations and would be subject to the risk of accidental contamination or injury from the use of hazardous materials in our manufacturing processes.

Risks Related to Our Dependence on Third Parties

We are reliant on our strategic alliance partners. If an alliance partner terminates or fails to perform its obligations under our agreements with them, the development and commercialization of our drug candidates could be delayed or terminated, and our business would be adversely affected.

As part of our business strategy, we have entered into alliances with major biotechnology or pharmaceutical companies to jointly develop specific drug candidates and to jointly commercialize them if they are approved. In these alliances, our collaborators have committed to provide substantial funding, as well as significant capabilities in clinical development, regulatory affairs, marketing and sales. For example, we have entered into an alliance with MedImmune to jointly develop and commercialize novel small molecule cancer drugs targeting Heat Shock Protein 90, or Hsp90, and the Hedgehog cell signaling pathway. We have also entered into an alliance with Novartis, for the development and commercialization of Bcl-2 drug candidates.

If MedImmune, Novartis or any other future alliance partner does not devote sufficient time and resources to its alliance arrangements, we may not realize the potential commercial benefits of the arrangement, and our results of operations may be adversely affected. In addition, if any existing or future alliance partner were to breach or terminate its arrangements with us, the development and commercialization of the affected drug candidate could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue development and commercialization of the drug candidate on our own.

Under our agreement with MedImmune, either party may opt out of a project by giving six months’ written notice to the other party. If one party gives such notice, the other party has 20 days to also opt-out of the project, in which case the parties will seek to out-license or sell the project assets or seek to otherwise maximize the value of the project. Any opting-out party is no longer obligated to perform work under the research and development plan and marketing plans for the project, nor pay development costs for the project. Moreover, either party is permitted to terminate the agreement with respect to a product if it believes there are safety concerns with respect to such product and the parties do not agree on the course of action to be taken, in which case the terminating party gives up all rights in such product. If a party materially breaches the agreement with respect to a project and does not cure the breach within a specified period of time, such breaching party is deemed to have opted-out of such project. If a party that opted-out of a project materially breaches the agreement, and does not cure the breach within a specified period of time, such breaching party shall no longer be entitled to royalties or milestones with respect to such product. Under our alliance agreement with Novartis, Novartis may terminate the alliance at any time upon 60 days’ notice to us. If either MedImmune or Novartis were to exercise its right to opt out of a program or to terminate the respective alliance, the development and commercialization of products from our Hsp90, Hedgehog pathway inhibitor or Bcl-2 programs could be adversely affected, our potential for generating revenue from these programs may be adversely affected and attracting new alliance partners would be made more difficult.

Much of the potential revenue from our existing and future alliances will consist of contingent payments, such as payments for achieving development and commercialization milestones, royalties payable on sales of any successfully developed drugs, and profit-sharing arrangements. The milestone, royalty and other revenue that we may receive under these alliances will depend upon our, and our alliance partners’, ability to successfully develop, introduce, market and sell new products. In some cases, we will not be involved in these processes and, accordingly, will depend entirely on our alliance partners. Our alliance partners may fail to develop or effectively commercialize products using our products or technologies because they:

•	decide not to devote the necessary resources because of internal constraints, such as limited personnel with the requisite scientific expertise, limited cash resources or specialized equipment limitations, or the belief that other drug development programs may have a higher likelihood of obtaining regulatory approval or may potentially generate a greater return on investment;

•	do not have sufficient resources necessary to carry the drug candidate through clinical development, regulatory approval and commercialization; or

•	cannot obtain the necessary regulatory approvals.

In addition, an alliance partner may decide to pursue a competitive drug candidate developed outside of the alliance.

If our alliance partners fail to develop or effectively commercialize our drug candidates or for any of the other reasons described above, we may not be able to develop and commercialize that drug independently, or replace the alliance partner with another suitable partner in a reasonable period of time and on commercially reasonable terms, if at all.

Risks Related to Planned Commercialization of Our Drug Candidates

We rely on third-party manufacturers to produce the raw materials and drug substance for our drug candidates and anticipate continued reliance on third-party manufacturers if we successfully commercialize any of our drug candidates. If these third-party manufacturers do not adequately perform, our ability to complete clinical trials in a timely manner and to commercialize any drug candidates would be adversely affected and we may be required to incur significant time and expense to obtain alternative third-party manufacturing arrangements.

Our drug candidates require precise, high quality manufacturing. The third-party manufacturers on which we rely may not be able to comply with the FDA’s current good manufacturing practices, or cGMPs, and other applicable government regulations and corresponding foreign standards. These regulations govern manufacturing processes and procedures and the implementation and operation of systems to control and assure the quality of products. The FDA may, at any time, audit or inspect a manufacturing facility to ensure compliance with cGMPs. Any failure by our contract manufacturers to achieve and maintain high manufacturing and quality control standards could result in patient injury or death; product liability claims; penalties or other monetary sanctions; the failure of regulatory authorities to grant marketing approval of our drug candidates; delays, suspension or withdrawal of approvals; license revocation; seizures or recalls of drug candidates or products; operating restrictions and/or criminal prosecution, any of which could significantly and adversely affect supply of our drug candidates and seriously hurt our business. Contract manufacturers may also encounter difficulties involving production yields or delays in performing their services. We do not have control over third-party manufacturers’ performance and compliance with these applicable regulations and standards.

If, for some reason, our manufacturers cannot perform as agreed, we may be unable to replace such third-party manufacturers in a timely manner and the production of our drug candidates would be interrupted, resulting in delays in clinical trials and additional costs. Switching manufacturers may be difficult because the number of potential manufacturers is limited and, depending on the type of material manufactured at the contract facility, the change in contract manufacturer must be submitted to and/or approved by the FDA and comparable regulatory authorities outside of the United States. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our drug candidates after receipt of regulatory approval. It may be difficult or impossible for us to find a replacement manufacturer on acceptable terms quickly, or at all.

To date, our drug candidates have been manufactured in quantities for preclinical testing and clinical trials by third-party manufacturers. If the FDA or other regulatory agencies approve any of our drug candidates for commercial sale, we expect that we would continue to rely, at least initially, on third-party manufacturers to produce commercial quantities of our approved drug candidates. These manufacturers may not be able to successfully increase the manufacturing capacity for any approved drug candidates in a timely or economical manner, or at all. Significant scale-up of manufacturing might entail changes in the manufacturing process that have to be submitted to and/or approved by the FDA or other regulatory agencies. If contract manufacturers engaged by us are unable to successfully increase the manufacturing capacity for a drug candidate, or we are unable to establish our own manufacturing capabilities, the commercial launch of any approved products may be delayed or there may be a shortage in supply.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our drug candidates, if approved, we may not generate product revenues and achieve profitability.

We have no commercial products, and we do not currently have any sales and marketing capabilities. In order to successfully commercialize any drugs that may be approved in the future by the FDA or comparable foreign regulatory authorities, we must build our sales and marketing capabilities or make arrangements with third parties to perform these services. If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate product revenues and may not become profitable.

If physicians and patients do not accept our future drugs, we may be unable to generate significant revenues from product sales, if any, to fund our operations and achieve profitability.

Even if our current drug candidates, or drug candidates we may develop or acquire in the future, obtain regulatory approval, they may not gain market acceptance among physicians, patients and the medical community for a variety of reasons including:

•	timing of market introduction of competitive drugs;

•	lower demonstrated clinical safety and efficacy compared to other drugs;

•	lack of cost-effectiveness;

•	lack of availability of reimbursement from managed care plans and other third-party payors;

•	inconvenient and/or difficult administration;

•	prevalence and severity of adverse side effects;

•	potential advantages of alternative treatment methods;

•	safety concerns with similar drugs marketed by others;

•	the reluctance of the target population to try new therapies and of physicians to prescribe these therapies; and

•	ineffective marketing and distribution support.

If our approved drugs fail to achieve market acceptance, we would not be able to generate significant revenue from those drugs or achieve profitability.

If third-party payors do not adequately reimburse patients for any of our drug candidates that are approved for marketing, such drug candidates might not be purchased or used, and our financial position would be adversely affected.

Our revenues and profits will depend significantly upon the availability of adequate reimbursement from governmental and other third-party payors, both in the United States and in foreign markets, of any of our approved drug candidates. Reimbursement by a third party may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

•	a covered benefit under its health plan;

•	safe, effective and medically necessary;

•	appropriate for the specific patient;

•	cost effective; and

•	neither experimental nor investigational.

Obtaining reimbursement approval for a product from each third-party and government payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of any approved drugs to each payor. We may not be able to provide data sufficient to gain acceptance with respect to reimbursement. There also exists substantial uncertainty concerning third-party reimbursement for the use of any drug candidate incorporating new technology, and even if determined eligible, coverage may be more limited than the purposes for which the drug is approved by the FDA. Moreover, eligibility for coverage does not imply that any drug will be reimbursed in all cases or at a rate that allows us to make a profit or even cover our costs. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on payments allowed for lower-cost products that are already reimbursed and/or whether the drug is on a state’s Medicaid preferred drug list, may be incorporated into existing payments for other products or services and may reflect budgetary constraints and/or imperfections in Medicare or Medicaid data used to calculate these rates. Net prices for products may be reduced by mandatory discounts or rebates required by government health care programs or by any future relaxation of laws that restrict imports of certain medical products from countries where they may be sold at lower prices than in the United States.

There have been, and we expect that there will continue to be, federal and state proposals to constrain expenditures for medical products and services, which may affect payments for any of our approved products. The Centers for Medicare and Medicaid Services frequently change product descriptors, coverage policies, product and service codes, payment methodologies and reimbursement values. Third-party payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates and may have sufficient market power to demand significant price reductions. As a result of actions by these third-party payors, the health care industry is experiencing a trend toward containing or reducing costs through various means, including lowering reimbursement rates, limiting therapeutic class coverage and negotiating reduced payment schedules with service providers for drug products.

Our inability to promptly obtain coverage and profitable reimbursement rates from government-funded and private payors for any approved products could have a material adverse effect on our operating results and our overall financial condition.

Risks Related to Patents and Licenses

If we are unable to adequately maintain patent protection for our drug candidates, or if any patents that may issue on our drug candidates are subsequently found to be invalid, our ability to successfully develop and commercialize our drug candidates will be harmed.

We own or hold exclusive licenses to a number of U.S. and foreign patent applications directed to our drug candidates. Our success depends in part on our ability to obtain patent protection both in the United States and in other countries for our drug candidates, their methods of manufacture and their methods of use. Our ability to protect our drug candidates from unauthorized or infringing use by third parties depends in substantial part on our ability to obtain and maintain valid and enforceable patents.

Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and the claim scope of these patents, our ability to maintain, obtain and enforce patents that may issue from any pending or future patent application is uncertain and involves complex legal, scientific and factual questions. The standards which the United States Patent and Trademark Office, or PTO, and its foreign counterparts use to grant patents are not always applied predictably or uniformly and are ultimately subject to change. To date, no consistent policy has emerged regarding the breadth of claims allowed in biotechnology and pharmaceutical patents. Thus, we cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us. Even if patents do issue, we cannot guarantee that the claims of these patents will be held valid or enforceable by a court of law or will provide us with any significant protection against competitive products or otherwise be commercially valuable. Accordingly, rights under any issued patents may not provide us with sufficient protection for our drug candidates or provide sufficient protection to afford us a commercial advantage against competitive products or processes.

The laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as in the United States. Many companies have encountered significant difficulties in protecting and defending such rights in foreign jurisdictions. If we encounter difficulties in protecting, or are otherwise precluded from effectively protecting, our intellectual property rights in foreign jurisdictions, our business prospects could be substantially harmed.

In addition, we rely on intellectual property assignment agreements with our corporate partners, employees, consultants, outside scientific collaborators and sponsored researchers and other advisors to grant us ownership of new intellectual property that is developed. These agreements may not result in the effective assignment to us of that intellectual property. As a result, our ownership of key intellectual property could be compromised.

If any pending patent applications or patents that we own or license are subject to an adverse decision in an interference proceeding, we could lose significant rights under a patent or patent application and, accordingly, the success of our business could be harmed.

Patent applications in the United States are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the PTO for the entire time prior to issuance as a U.S. patent. Similarly, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Consequently, we cannot be certain that we were the first to invent, or the first to file patent applications on, our drug candidates or their use as anti-cancer drugs or for other indications. In the event that a third party has also filed a U.S. patent application relating to our drug candidates or a similar invention, we may have to participate in interference proceedings declared by the PTO to determine priority of invention in the United States.

For example, we are aware of third parties who are actively researching ansamycin analogs that are similar to our lead candidate, IPI-504. These third parties have pending applications related to these analogs, but we have the first published application covering IPI-504. It is possible that an interference proceeding could be declared between our application covering IPI-504 and one or more of these third-party applications. An adverse decision in an interference proceeding may result in the loss of rights under a patent or patent application. In addition, the cost of interference proceedings could be substantial.

A third party may allege that we are infringing its intellectual property, causing us to spend substantial resources on litigation, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

Our commercial success will depend on whether there may be third-party patents, patent applications and other intellectual property relevant to our potential products that may block or compete with our drug candidates or processes. Although we are not currently aware of any litigation or other proceedings or third-party claims of intellectual property infringement related to our drug candidates, the pharmaceutical industry is characterized by extensive litigation regarding patents and other intellectual property rights. Other parties may obtain patents and claim that the use of our technologies infringes these patents or that we are employing their proprietary technology without authorization. We could incur substantial costs and diversion of management and technical personnel in defending against any claims that the use of our technologies infringes upon any patents, or defending against any claim that we are employing any proprietary technology without authorization. The outcome of patent litigation is subject to uncertainties that cannot be adequately quantified in advance, including the demeanor and credibility of witnesses and the identity of the adverse party, especially in biotechnology related patent cases that may turn on the testimony of experts as to technical facts upon which experts may reasonably disagree. In the event of a successful claim of infringement against us, we may be required to:

•	pay substantial damages;

•	stop developing, commercializing and selling the infringing drug candidates or approved products;

•	develop non-infringing products, technologies and methods; and

•	obtain one or more licenses from other parties, which could result in our paying substantial royalties or the granting of cross-licenses to our technologies.

Furthermore, we may not have identified all U.S. and foreign patents or published applications that may affect our business either by blocking our ability to commercialize our drugs or by covering similar technologies that affect the applicable market. In addition, we may undertake research and development with respect to potential products even when we are aware of third-party patents that may be relevant to such potential products, on the basis that we may challenge or license such patents. If a patent infringement suit or other proceeding is resolved adversely to us, we may be enjoined from researching, developing, manufacturing or commercializing our drug candidates without one or more licenses. In such a circumstance, we may not be able to obtain such licenses on commercially acceptable terms, if at all. If this were to occur, we may be unable to commercialize the affected products, or we may elect to cease certain of our business operations, which could severely harm our business.

We may undertake infringement or other legal proceedings against third parties, causing us to spend substantial resources on litigation. The outcome of any such litigation would be uncertain and could have a material adverse effect on the success of our business.

Competitors may infringe our patents or successfully avoid them through design innovation. To prevent infringement or unauthorized use, we may need to file infringement suits, which are expensive and time-consuming. In an infringement proceeding, a court may decide that one or more of our patents is not valid. Even if the validity of our patents is upheld, a court may refuse to stop the other party from using the technology at issue on the ground that the other party’s activities are not covered by our patents. In this case, third parties may be able to use our patented technology without paying licensing fees or royalties. Policing unauthorized use of our intellectual property is difficult, and we may not be able to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States. Furthermore, it is unclear how much protection, if any, will be given to our patents if we attempt to enforce them and they are challenged in court or in other proceedings. A competitor may successfully challenge our patents; such a challenge could result in limitations of the patents’ coverage. Although third parties may challenge our rights to, or the scope or validity of, our patent rights, we have not received any communications from third parties challenging our patent applications covering our drug candidates.

We may be subject to claims that we or our employees have wrongfully used or disclosed alleged trade secrets of their former employers, which could result in substantial costs to defend such claims and may divert management’s attention from the operation of our business.

As is commonplace in our industry, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although no claims against us are currently pending, we may be subject to claims that we or these employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

Confidentiality agreements with employees and others may not adequately prevent unauthorized disclosure of trade secrets and other proprietary information and may not adequately protect our intellectual property. We could incur significant costs in seeking to enforce these agreements in the event of a breach and any failure to adequately protect our trade secrets and other confidential and proprietary information could harm our business.

We rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. Trade secrets are, however, difficult to protect. In order to protect our proprietary technology and processes, we also rely in part on confidentiality agreements with our corporate partners, employees, consultants, outside scientific collaborators and sponsored researchers and other advisors. We require each of these individuals and entities to execute a confidentiality agreement at the commencement of a relationship with us. These agreements may not effectively prevent disclosure of confidential information, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information or other breaches of the agreements. In addition, others may independently discover our trade secrets and proprietary information, and in such case we could not assert any trade secret rights against such party. Enforcing a claim that a party illegally obtained and is using our trade secrets is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. Costly and time-consuming litigation could be necessary to seek to enforce and determine the scope of our proprietary rights and could result in a diversion of management’s attention, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

We have entered into, and may in the future enter into, license agreements with third parties that give us rights to intellectual property that are necessary or useful for the conduct of our business. If the owners of such intellectual property do not properly maintain or enforce the patents underlying such licenses, our competitive position and business prospects will be harmed.

We have entered into license agreements that give us rights to third-party intellectual property, and we may enter into similar agreements in the future. Our success will depend in part on the ability of any key licensors to obtain, maintain and enforce patent protection for their intellectual property, in particular those patents to which we have secured exclusive rights. Our licensors may not successfully prosecute the patent applications to which we are licensed. Even if patents issue in respect of these patent applications, our licensors may fail to maintain these patents, may decide not to pursue litigation against other companies that are infringing these patents, or may pursue such litigation less aggressively than we would. Without protection for the intellectual property we license, other companies might be able to offer substantially identical products for sale, which could adversely affect our competitive business position and harm our business prospects.

If we fail to obtain necessary or useful licenses to intellectual property, we could encounter substantial delays in the research, development and commercialization of our drug candidates, which could affect our ability to achieve profitability.

We may decide to in-license technology that we deem necessary or useful for our business. For example, we have obtained a non-exclusive, worldwide license from Nexus Biosystems relating to radio frequency tagging to enable us to use such technology to synthesize and characterize our diversity oriented synthesis small molecule libraries efficiently. We may not be able to obtain other such licenses from other parties at a reasonable cost, or at all. If we do not obtain necessary licenses, we could encounter substantial delays in developing and commercializing our drug candidates while we attempt to develop alternative technologies, methods and drug candidates, which we may not be able to accomplish. Furthermore, if we fail to comply with our obligations under our third-party license agreements, we could lose license rights that are important to our business.

Risks Associated with Our Common Stock

Our stock price is likely to be volatile, and the market price of our common stock may decline in value in the future.

The market price of our common stock could be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the results of our current and any future clinical trials of IPI-504 and our other drug candidates;

•	the results of preclinical studies and planned clinical trials of our discovery-stage and preclinical programs;

•	the entry into, or termination of, key agreements, including key strategic alliance agreements;

•	the results and timing of regulatory reviews relating to the approval of our drug candidates;

•	the initiation of, material developments in, or conclusion of litigation to enforce or defend any of our intellectual property rights;

•	failure of any of our drug candidates, if approved, to achieve commercial success;

•	general and industry-specific economic conditions that may affect our research and development expenditures;

•	the results of clinical trials conducted by others on drugs that would compete with our drug candidates;

•	issues in manufacturing our drug candidates or any approved products;

•	the loss of key employees;

•	the introduction of technological innovations or new commercial products by our competitors;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	future sales of our common stock;

•	changes in the structure of health care payment systems; and

•	period-to-period fluctuations in our financial results.

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common stock.

In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our profitability and reputation.

Our management is required to devote substantial time and incur additional expense to comply with public company regulations. Our failure to comply with such regulations could subject us to public investigations, fines, enforcement actions and other sanctions by regulatory agencies and authorities and, as a result, our stock price could decline in value.

The Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and the NASDAQ Global Market, impose various requirements on public companies, including with respect to corporate governance practices. We have incurred, and expect to continue incurring, significant legal, accounting and other expenses to comply with these requirements. In addition, our management and other personnel will need to devote a substantial amount of time to these requirements.

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 requires us to incur substantial accounting and related expense and expend significant management efforts. We will need to hire additional accounting and financial staff to satisfy the ongoing requirements of Section 404. Moreover, if we are not able to comply with the requirements of Section 404, or if we or our independent registered public accounting firm identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the NASDAQ Global Market, the SEC or other regulatory authorities.

We do not anticipate paying cash dividends, and accordingly, stockholders must rely on stock appreciation for any return on their investment.

We anticipate retaining our earnings, if any, for future growth. Therefore, we do not anticipate paying cash dividends in the future. As a result, only appreciation of the price of our common stock will provide a return to stockholders. Investors seeking cash dividends should not invest in our common stock.

Anti-takeover provisions in our stockholder rights plan and in our charter and bylaws may prevent or frustrate attempts by stockholders to change the board of directors or current management and could make a third-party acquisition of us difficult.

We are a party to a stockholder rights plan, also referred to as a poison pill, which is intended to deter a hostile takeover by making any proposed acquisition of us more expensive and less desirable to the potential acquirer. The stockholder rights plan and our certificate of incorporation and bylaws, each as amended, contain provisions that may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

A significant portion of our total outstanding shares may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shareholders intend to sell their shares, could reduce the market price of our common stock. Approximately 19.5 million shares of our common stock were outstanding as of September 30, 2006, substantially all of which shares are freely transferable at any time, provided that certain shares of our common stock issued in the merger with DPI are subject to lock-up restrictions that lapse in equal weekly installments over the 26 week period immediately following the closing of the merger. A decline in the price of shares of our common stock resulting from these sales, or the perception that these sales may occur, might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities, and may cause our stockholders to lose part or all of their investments in our shares of common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(b) The registration statement (File No. 333-36638) for DPI’s initial public offering was declared effective by the SEC on July 27, 2000. DPI received net proceeds from the offering of approximately $94.7 million. From that date through the completion of the reverse merger on September 12, 2006, DPI used approximately $18.5 million of the net proceeds for acquisitions of companies, $6.0 million for prepaid µARCS royalties, $16.8 million for capital expenditures and $4.3 million for costs associated with restructuring. Following the completion of the merger through September 30, 2006, we used approximately $0.9 million on our Hsp 90 and Hedgehog pathway inhibitor programs and for general corporate purposes.

Item 4. Submission of Matters to a Vote of Security Holders

At a Special Meeting of Stockholders held on September 12, 2006, our stockholders voted on six matters, each of which was adopted, as follows:

1. A proposal to approve the issuance of our common stock pursuant to the Agreement and Plan of Merger and Reorganization dated as of April 11, 2006 by and among Discovery Partners International, Inc. (now known as Infinity Pharmaceuticals, Inc.) , Darwin Corp. and Infinity Pharmaceuticals, Inc. (now known as Infinity Discovery, Inc.)

Votes For	Votes Against	Votes Abstaining
20,652,627	219,621	29,690

2. A proposal to approve an amendment to our certificate of incorporation effecting a reverse stock split of the issued shares of our common stock at a ratio within the range of 2:1 to 6:1.

Votes For	Votes Against	Votes Abstaining
23,249,276	102,026	61,807

3. A proposal to approve an amendment to our certificate of incorporation to change the name of Discovery Partners International, Inc. to Infinity Pharmaceuticals, Inc.

Votes For	Votes Against	Votes Abstaining
22,632,802	719,827	60,481

4. A proposal to approve an amendment to our bylaws to increase the maximum number of directors that may constitute the entire board of directors from 10 directors to 12 directors.

Votes For	Votes Against	Votes Abstaining
22,377,123	975,000	60,987

5. A proposal to approve an amendment to our 2000 Stock Incentive Plan increasing the number of shares authorized for issuance thereunder and amending the provisions thereof regarding the number of shares by which the share reserve automatically increases each year, the maximum number of shares one person may receive per calendar year under the plan and the purchase price, if any, to be paid by a recipient for common stock under the plan.

Votes For	Votes Against	Votes Abstaining
19,891,342	921,705	88,890

6. A proposal to adjourn the Special Meeting of Stockholders, if necessary, to solicit additional proxies if there were not sufficient votes in favor of proposals no. 1 and 2 above.

Votes For	Votes Against	Votes Abstaining
19,734,170	3,617,453	61,487

Item 5. Other Information.

(b) As described in our proxy statement filed with the SEC pursuant to Section 14(a) of the Securities Exchange Act of 1934 on April 6, 2006, at that time, we did not consider director candidates recommended by stockholders. In September 2006, however, our board of directors approved corporate governance guidelines, pursuant to which stockholders may now recommend individuals to the independent members of our board of directors, who are responsible for recommending to our board the nominees for election of directors and the persons to be elected by the board to fill any vacancies on the board, for consideration as potential director candidates. Stockholders may do so by submitting the name of the director candidate, together with appropriate biographical information and background materials and a statement as to whether the stockholder or group of stockholders making the recommendation has beneficially owned more than 5% of our common stock for at least a year as of the date such recommendation is made, to the independent members of our board, c/o Corporate Secretary, Infinity Pharmaceuticals, Inc., 780 Memorial Drive, Cambridge, Massachusetts 02139. Assuming that appropriate biographical and background material has been provided on a timely basis, the independent members of our board will evaluate stockholder-recommended candidates by following substantially the same process, and applying the same criteria, as they follow in considering other candidates.

Item 6. Exhibits

(a)	Exhibits

The exhibits listed in the Exhibit Index are included in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFINITY PHARMACEUTICALS, INC.

Dated: November 9, 2006	BY: /S/ ADELENE Q. PERKINS Adelene Q. Perkins Chief Financial Officer & Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger and Reorganization, dated April 11, 2006, among Infinity Pharmaceuticals, Inc., Discovery Partners International, Inc. and Darwin Corp., filed with the Securities and Exchange Commission on May 24, 2006 as Annex A to the Registration Statement on Form S-4 (Reg. No. 333-134438). Previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

2.2	Stock and Asset Purchase Agreement, dated June 12, 2006 and as subsequently amended on July 5, 2006, among Discovery Partners International, Inc., Galapagos NV and Biofocus Inc. Previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on July 11, 2006 (File No. 000-31141) and incorporated herein by reference.

3.1	Certificate of Incorporation of the Registrant. Previously filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 filed on June 23, 2000 (File No. 333-36638) and incorporated herein by reference.

3.2	Amendment to Registrant’s Certificate of Incorporation, effecting a 1-to-4 reverse stock split of Discovery Partners common stock. Previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

3.3	Amendment to Registrant’s Certificate of Incorporation, changing the name of the corporation from Discovery Partners International, Inc. to Infinity Pharmaceuticals, Inc. Previously filed as Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

3.4	Bylaws of the Registrant. Previously filed as Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 filed on June 23, 2000 (File No. 333-36638) and incorporated herein by reference.

3.5	Amendment to Registrant’s Amended and Restated Bylaws. Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

4.1	Form of Common Stock Certificate. Previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

4.2	Rights Agreement between the Registrant and American Stock Transfer & Trust Company dated February 13, 2003, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A junior participating preferred stock as Exhibit C. Previously filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on February 24, 2003 (File No. 000-31141) and incorporated herein by reference.

4.3	First Amendment to the Rights Agreement between the Registrant and American Stock Transfer & Trust Company dated April 11, 2006. Previously filed as Exhibit 4.1 to the Registrants Current Report on Form 8-K filed on April 12, 2006 (File No. 000-31141) and incorporated herein by reference.

10.1†	License Agreement, dated as of July 7, 2006, by and between Infinity Discovery Inc. (formerly known as Infinity Pharmaceuticals, Inc.) (“IDI”) and Amgen Inc. Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.2†	Collaboration and Option Agreement, dated as of November 16, 2004, by and between IDI and Novartis International Pharmaceutical Ltd. Previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.3†	Collaboration Agreement, dated as of February 24, 2006, by and between IDI and Novartis Institutes for BioMedical Research, Inc. Previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.4†	Collaboration and License Agreement, dated as of December 22, 2004, by and between IDI and Johnson & Johnson Pharmaceutical Research & Development, a division of Janssen Pharmaceutica N.V., as amended by Amendment No. 1 effective as of March 2, 2006. Previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.5	Master Loan and Security Agreement between IDI and Oxford Finance Corporation dated October 16, 2002, as amended as of March 31, 2006, together with Promissory Notes in favor of Oxford Finance Corporation. Previously filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.6	Master Security Agreement between IDI and General Electric Capital Corporation (“GE”) dated December 6, 2002, as amended on December 6, 2002, together with Promissory Notes in favor of GE. Previously filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.7	Master Lease Agreement between IDI and GE dated as of August 11, 2004. Previously filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.8	Venture Loan and Security Agreement between IDI and Horizon Technology Funding Company LLC (“Horizon”) dated as of June 30, 2006 together with Promissory Notes in favor of Horizon dated as of June 30, 2006. Previously filed as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.9*	Offer Letter between IDI and Steven Holtzman dated as of August 1, 2001. Previously filed as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.10*	Offer Letter between IDI and Julian Adams dated as of August 19, 2003. Previously filed as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.11*	Offer Letter between IDI and Adelene Perkins dated as of February 6, 2002. Previously filed as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.12*	Letter Agreement between IDI and Steven Holtzman dated effective as of March 31, 2006. Previously filed as Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.13*	Letter Agreement between IDI and Julian Adams dated effective as of March 31, 2006. Previously filed as Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.14*	Letter Agreement between IDI and Adelene Perkins dated effective as of March 31, 2006. Previously filed as Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.15*	Advisory Agreement between IDI and Eric Lander dated as of May 14, 2001, as amended May 14, 2001, March 1, 2002 and December 10, 2004. Previously filed as Exhibit 10.15 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.16*	Consulting Agreement between IDI and Arnold Levine dated as of January 1, 2005. Previously filed as Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.17*	Consulting Agreement between IDI and Vicki Sato dated as of January 1, 2005. Previously filed as Exhibit 10.17 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.18	IDI 2001 Stock Incentive Plan. Previously filed as Exhibit 10.18 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.19*	Form of Restricted Stock Agreement entered into with each of the directors identified on the schedule thereto. Previously filed as Exhibit 10.19 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.20*	Form of Nonstatutory Stock Option Agreement entered into with each of the directors identified on the schedule thereto. Previously filed as Exhibit 10.20 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.21*	Form of Stock Restriction Agreement entered into with each of the directors identified on the schedule thereto. Previously filed as Exhibit 10.21 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.22*	Stock Restriction Agreement entered into with Franklin H. Moss on August 14, 2001. Previously filed as Exhibit 10.22 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.23*	Form of Restricted Stock Agreement entered into with each of the officers and directors identified on the schedule thereto. Previously filed as Exhibit 10.23 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.24*	Form of Restricted Stock Agreement entered into with each of the officers and directors identified on the schedule thereto. Previously filed as Exhibit 10.24 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.25*	Form of Incentive Stock Agreement entered into with each of the officers identified on the schedule thereto. Previously filed as Exhibit 10.25 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.26*	Restricted Stock Agreement entered into with Adelene Perkins on March 19, 2002. Previously filed as Exhibit 10.26 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.27*	Form of Nonstatutory Stock Option Agreement entered into with each of the officers identified on the schedule thereto. Previously filed as Exhibit 10.27 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.28*	Restricted Stock Agreement entered into with Julian Adams on October 6, 2003. Previously filed as Exhibit 10.28 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.29*	Form of Restricted Stock Agreement entered into with Steven Holtzman on each of the dates specified on the schedule thereto. Previously filed as Exhibit 10.29 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.30*	Nonstatutory Stock Option Agreement entered into with Steven Holtzman on March 25, 2004. Previously filed as Exhibit 10.30 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.31*	Restricted Stock Agreement entered into with Steven Holtzman on August 14, 2001. Previously filed as Exhibit 10.31 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.32	Amendment No. 1 to Registrant’s 2000 Stock Incentive Plan; Amendment No. 2 to Registrant’s 2000 Stock Incentive Plan; Amendment No. 3 to Registrant’s 2000 Stock Incentive Plan. Previously filed as Exhibit 10.32 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.33	Form of Incentive Stock Option Agreement under Registrant’s 2000 Stock Incentive Plan. Previously filed as Exhibit 10.33 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.34	Form of Nonstatutory Stock Option Agreement under Registrant’s 2000 Stock Incentive Plan. Previously filed as Exhibit 10.34 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.35	Form of Restricted Stock Agreement under Registrant’s 2000 Stock Incentive Plan. Previously filed as Exhibit 10.35 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.36	Lease Agreement dated July 2, 2002 between IDI and ARE-770/784/790 Memorial Drive LLC (the “Lease”), as amended by First Amendment to Lease dated March 25, 2003, Second Amendment to Lease dated April 30, 2003, Third Amendment to Lease dated October 30, 2003 and Fourth Amendment to Lease dated December 15, 2003. Previously filed as Exhibit 10.36 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.37	Sublease dated August 24, 2004 between IDI and Hydra Biosciences, Inc, together with Consent to Sublease dated September 16, 2004 by ARE-770/784/790 Memorial Drive LLC, IDI and Hydra Biosciences, Inc., as amended by First Amendment to Sublease dated October 17, 2005, together with Consent to Amendment to Sublease dated as of October 31, 2005 by ARE-770/784/790 Memorial Drive LLC and Second Amendment to Sublease dated as of January 9, 2006, together with Consent to Amendment to Sublease dated as of January 26, 2006 by ARE-770/784/790 Memorial Drive LLC, IDI and Hydra Biosciences, Inc. Previously filed as Exhibit 10.37 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.38*	Omnibus Amendment to Retention Bonus Agreements and Change-In-Control Agreements of Certain Executive Employees of Discovery Partners International, Inc. Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 11, 2006 (File No. 000-31141) and incorporated herein by reference.

10.39 †	Collaboration Agreement dated August 25, 2006 between MedImmune, Inc. (“MedImmune”) and IDI. Previously filed as Exhibit 10.1 to MedImmune’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 0-19131) and incorporated herein by reference.
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan
†	Confidential treatment has been requested and/or granted as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.