Form 10-K
period 2006-12-31
INFINITY PHARMACEUTICALS, INC.
filed 2007-03-14
CIK 1113148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-31141

INFINITY PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0655706
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

780 Memorial Drive, Cambridge, Massachusetts 02139

(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code: (617) 453-1000

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.001 par value	NASDAQ Global Market
(Title of each class)	(Name of each exchange on which listed)

Securities registered pursuant to Section 12(g) of the Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of voting Common Stock held by non-affiliates of the registrant as of June 30, 2006 was $68,748,587 based on the last reported sale price of the registrant’s Common Stock on the NASDAQ Global Market on that date.

Number of shares outstanding of the registrant’s Common Stock as of February 28, 2007: 19,592,730

Documents incorporated by reference:

Portions of our definitive proxy statement to be filed with the Securities and Exchange Commission no later than April 30, 2007 in connection with our 2007 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

Forward-Looking Information

This report contains forward-looking statements regarding our future discovery and development efforts, our collaborations, our future operating results and financial position, our business strategy, and other objectives for future operations. You can identify these forward-looking statements by their use of words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “plan,” “project,” “target,” “will” and other words and terms of similar meaning. You also can identify them by the fact that they do not relate strictly to historical or current facts. There are a number of risks and uncertainties that could cause our actual results to differ materially from those indicated by such forward-looking statements. These risks and uncertainties include those inherent in pharmaceutical research, such as adverse results in our drug discovery and clinical development processes, decisions made by the U.S. Food and Drug Administration and other regulatory authorities with respect to the development and commercialization of our products, and our ability to obtain, maintain and enforce proprietary rights for our products; our dependence on collaborative partners; our ability to obtain any necessary financing to conduct our planned activities, and other risk factors. Please refer to the section entitled “Risk Factors” in Part I of this report for a description of these risks and uncertainties. Unless required by law, we do not undertake any obligation to publicly update any forward-looking statements.

PART I

Item 1.	Business

Overview

Our mission is to discover, develop, and deliver to patients best-in-class medicines for the treatment of cancer and related conditions. A best-in-class drug refers to a drug, among all drugs within a class of drugs that operate through a particular target or molecular mechanism in the body to affect a particular disease, that is superior to all of the other drugs in the class by virtue of its superior efficacy, superior safety, ease of administration, or some combination of the foregoing. We have built a pipeline of innovative product candidates for multiple cancer indications, all of which represent proprietary applications of our expertise in small molecule drug technologies. We believe that our small molecule discovery and development capabilities, strategic partnerships, team of highly experienced management and scientists, and corporate culture form the basis of our potential long-term competitive advantage in seeking to deliver best-in-class medicines to patients.

Our lead product candidate, IPI-504, is currently being studied in a Phase I clinical trial in patients with Gleevec®-refractory gastrointestinal stromal tumors, or GIST, as well as a Phase I/II clinical trial in patients with advanced non-small cell lung cancer, or NSCLC. We also have completed enrollment in and are analyzing data from our Phase I clinical trial of IPI-504 in patients with refractory multiple myeloma. To date, IPI-504 has been well-tolerated and we have seen promising evidence of biological activity in the GIST trial. We currently expect to initiate additional clinical trials of IPI-504 during 2007, including one or more Phase II clinical trials in the second half of the year in indications to be determined based on the preclinical and clinical data we generate, Phase I studies combining IPI-504 with existing approved therapies in earlier-line disease, and a human clinical trial of an oral formulation of IPI-504. IPI-504 is an inhibitor of heat shock protein 90, or Hsp90. Hsp90 is a molecule that maintains the structure and activity of specific proteins, known as “client proteins” of Hsp90. Many cancers result from specific mutations in these client proteins; Hsp90 enables those cancers to survive by allowing the client proteins to continue functioning. We believe that the inhibition of Hsp90 has broad therapeutic potential for patients with solid and hematological tumors, including cancers that are resistant to other drugs, and that our small molecule technologies and expertise have resulted in a drug candidate with the potential to be a best-in-class Hsp90 inhibitor.

Our next most advanced program is directed against the Hedgehog cell signaling pathway, which we refer to as the Hedgehog pathway. Normally, the Hedgehog pathway regulates tissue and organ formation during embryonic development. When abnormally activated during adulthood, however, the Hedgehog pathway is believed to play a central role in allowing the proliferation and survival of certain cancer-causing cells, and is implicated in many of the most deadly cancers. We believe the application of our chemistry expertise has resulted in drug candidates that have the potential to be best-in-class systemic inhibitors of the Hedgehog pathway, actively interfering with its deleterious effects. We intend to select a clinical candidate in our Hedgehog pathway inhibitor program during 2007.

Our Hsp90 and Hedgehog pathway inhibitor programs are being pursued in collaboration with MedImmune, Inc. Under the terms of our agreement with MedImmune, we will share equally with MedImmune all development costs, as well as potential profits and losses, from any future marketed products. MedImmune made a non-refundable, up-front payment totaling $70 million to us in order to obtain co-exclusive rights to the Hsp90 and Hedgehog pathway development programs. In addition, we could receive up to $430 million in milestone payments if certain late-stage development and sales objectives are achieved for products resulting from the collaboration, such that total payments to us could equal $500 million. If any products are successfully developed under the collaboration, we have the right to co-promote these products in the United States, with our promotional costs being included among those that are shared under the collaboration.

The goal of our third program is to identify small molecule compounds that inhibit the Bcl-2 family of proteins. These proteins are key regulators of programmed cell death, or apoptosis. Cancers that have higher than normal levels of Bcl-2 are believed to evade apoptosis and become increasingly resistant to chemotherapy. Using our proprietary small molecule drug discovery technologies, we have identified selective inhibitors of Bcl-2 and its related protein family member, Bcl-xL, and are performing lead optimization activities, or activities directed to optimizing the potency, specificity and other pharmaceutical properties, on these compounds. This program is being undertaken in collaboration with the Novartis Institutes of BioMedical Research, or Novartis. Under our agreement with Novartis, Novartis has paid us a $15 million up-front license fee, an affiliate of Novartis has made a $5 million equity investment in us, and Novartis has committed to provide us research funding of approximately $10 million over the initial two-year research term, which expires in February 2008. Novartis has also agreed to make aggregate milestone payments of over $370 million if certain research, development and commercialization milestones are met for multiple products for multiple indications, such that total payments to us could exceed $400 million. In addition, we are entitled to receive royalties upon successful commercialization of any products developed under the alliance. The two companies will conduct joint research to identify molecules for clinical development. Once a clinical candidate is identified, we can participate in the clinical development of the candidate under specified conditions. This clinical development will be led and paid for by Novartis. Upon commercialization of any products developed under the collaboration, we have an option to co-detail Bcl-2 family inhibitors in the United States, with our detailing costs to be reimbursed by Novartis.

We also have other research programs that target cancer and related conditions.

Further, our diversity oriented synthesis chemistry technology allows us to create collections of novel, diverse, natural product-like compounds potentially able to interact with biological targets that have not been accessible to traditional synthetic chemistries. We have entered into three technology access alliances relating to our diversity oriented synthesis technologies that have provided us with over $65 million in up-front license fees, equity payments and other near-term committed revenues and, with respect to one such alliance, potential milestone and royalty payments upon successful commercial development of select products resulting from the alliance partner’s use of the compounds to develop drug candidates. Pursuant to these alliances, Novartis International Pharmaceutical Ltd., Amgen Inc. and Johnson & Johnson Pharmaceutical Research & Development, a division of Janssen Pharmaceutica N.V., have each been granted non-exclusive rights to use subsets of our collection of diversity oriented synthesis compounds for use in their respective internal drug discovery programs.

Corporate Information

We were incorporated in California on March 22, 1995 under the name IRORI and, in 1998, we changed our name to Discovery Partners International, Inc., or DPI. In July 2000, we reincorporated in Delaware. On September 12, 2006, DPI completed a merger with Infinity Pharmaceuticals, Inc., or IPI, pursuant to which a wholly-owned subsidiary of DPI merged with and into IPI. IPI was the surviving corporation in the merger, changed its name to Infinity Discovery, Inc., or Old Infinity, and became a wholly owned subsidiary of DPI. In addition, we changed our corporate name from Discovery Partners International, Inc. to Infinity Pharmaceuticals, Inc., and our ticker symbol on the NASDAQ Global Market to “INFI.”

Upon completion of the merger, our common stock was issued to Old Infinity stockholders, and we assumed all of the stock options, stock warrants and restricted stock of Old Infinity outstanding as of September 12, 2006. Immediately following the closing of the merger, former Old Infinity stockholders, option holders and warrant holders owned approximately 69% of the combined company on a fully-diluted basis and former DPI stockholders, option holders and warrant holders owned approximately 31% of the combined company on a fully-diluted basis. In addition, after completion of the merger, the business conducted by the combined company became the one operated by Old Infinity prior to completion of the merger.

Since former Old Infinity security holders owned, immediately following the merger, approximately 69% of the combined company on a fully-diluted basis and as a result of certain other factors, including that former Old Infinity directors constituted a majority of the combined company’s board of directors and all members of the combined company’s executive management were from Old Infinity, Old Infinity was deemed to be the acquiring company for accounting purposes and the transaction was accounted for as a reverse acquisition of assets and a recapitalization in accordance with accounting principles generally accepted in the United States. Accordingly, for all purposes, including SEC reporting, our financial statements for periods prior to the merger reflect the historical results of Old Infinity, and not DPI, and our financial statements for all subsequent periods reflect the results of the combined company. In addition, because the business conducted by the combined company became the one operated by Old Infinity prior to the completion of the merger, this annual report on Form 10-K describes the business of Old Infinity immediately prior to the completion of the merger and the business of the combined company after the merger. Unless specifically noted otherwise, as used herein, the terms “Infinity,” “we,” “us” and “our” refer to the combined company after the merger and the business of Old Infinity prior to the merger, and “DPI” refers to the business of DPI prior to completion of the merger.

Our principal executive offices are located at 780 Memorial Drive, Cambridge, Massachusetts 02139 and our telephone number at that address is (617) 453-1000.

The Infinity logos and all other Infinity product and service names are registered trademarks or trademarks of Infinity or its subsidiaries in the United States and in other select countries. We indicate U.S. trademark registrations and U.S. trademarks with the symbols “®” and “™”, respectively. Other third-party logos and product/trade names are registered trademarks or trade names of their respective owners.

Business Strategy

Our mission is to discover, develop and deliver to patients best-in-class medicines for the treatment of cancer and related conditions. We intend to achieve this goal by executing on a strategy to:

Focus our efforts on cancer and related conditions. We have focused the majority of our efforts in the field of cancer, referred to as oncology, because we expect this focus will enable us to develop and build expertise and critical mass. Furthermore, we have chosen to focus our efforts strategically in oncology for scientific, clinical/regulatory and commercial reasons.

•

Scientific. We believe that focusing on cancer provides us with an opportunity to pursue drug targets where a strong scientific rationale for their potential in treating disease exists, but where drugs that inhibit these targets have not yet been approved. In the last decade, advances in the basic molecular understanding of the pathways that drive the development of a cancer cell have grown. Many of the field’s most important drug targets have only recently been discovered, and new approaches to drug development continue to evolve. We believe that our proprietary small molecule capabilities and the depth, breadth and experience of our scientific team provide us a competitive advantage in potentially overcoming the hurdles of cancer drug development.

•

Clinical/Regulatory. Because of the life-threatening nature of cancer and the side effects caused by many existing cancer drugs, there is, in general, an expedited path for developing and achieving marketing approval for cancer drugs, thus giving us the opportunity to deliver new medicines to patients more rapidly. For instance, under the regulations and guidelines of the U.S. Food and Drug Administration, or FDA, the opportunity exists under certain circumstances to bring drugs to market quickly under FastTrack designation, accelerated approval and priority review. For additional information regarding these FDA programs, see “Government Regulation—FDA Requirements for New Drug Compounds” below.

•

Commercial. We believe that the large unmet medical need in oncology remains a significant market opportunity. Recently approved oncology drugs have experienced significant sales growth despite addressing relatively small patient populations. The American Cancer Society estimates that there will be approximately 1.4 million newly diagnosed cases of cancer in the United States in 2007 and that approximately 560,000 people in the United States will die of cancer in 2007.

Focus on targeted therapies that serve an unmet medical need. Our strategy has been to focus on the discovery and development of drugs directed against specific molecular targets. These drugs, which are frequently referred to as targeted therapies, hold the promise of being more selective than traditional cytotoxic drugs, thus harming fewer normal cells, reducing side effects and improving the quality of life for patients. In selecting drug targets, we focus on those that serve important unmet medical needs, are supported by strong science, leverage our small molecule discovery and development capabilities, and have clearly defined clinical development paths. We also select drug targets that, despite their high level of scientific validation, have not been adequately served by existing chemistries and generally do not have marketed drugs or late stage clinical product candidates directed against them. We believe this gives us the opportunity to develop a best-in-class medicine.

Focus our development efforts on rapidly obtaining product approval, while in parallel pursuing the broadest market opportunities. Our clinical development strategy is informed by our desire to reach the market with best-in-class drug candidates as rapidly as possible. In early clinical development, we aim to design and execute hypothesis-driven trials in discrete patient populations in an effort to increase the chance of detecting signals of biological activity. This is in contrast to traditional Phase I clinical trials in oncology, which have tended to enroll patients with a broad range of tumor types, thus making detection of signals of biological activity substantially more difficult. Our clinical strategy with IPI-504 has been to initiate disease-focused Phase I trials, testing IPI-504 as a single agent in refractory settings where we believe there is substantial unmet medical need, potential for accelerated approval, and strong scientific rationale for the use of an Hsp90 inhibitor in the indication. In addition to choosing targeted disease settings supported by strong science, we have also chosen indications in which we have the potential to observe signals of biological activity using surrogate markers, such as positron emission tomography imaging. Combined, these strategies have the potential to markedly accelerate clinical development by producing valuable data on biological activity in a comparatively large sample of patients in the same indication, all in Phase I. For later clinical development, we intend to make subsequent development decisions based on a rigorous scientific interpretation of clinical data, our growing understanding of the biology of our drug targets, and the best interests of patients, all in an effort to expand our drug candidates into additional indications, earlier-lines of therapy, and combination studies with other approved agents in order to expand their market potential. Whenever possible, we will seek to obtain FastTrack designation, accelerated approval and priority review from the FDA for our drug candidates.

Establish strategic alliances to accelerate and maximize the potential of our product portfolio. We believe that our long-term value will be driven by the medicines we create. We have adopted a creative and efficient strategy for funding our research activities to provide us with the financial strength to support our scientific innovation. We have established alliances with leading pharmaceutical and biotechnology companies that have been instrumental in providing capital and complementary capabilities to support our internal research. In 2006, we entered into product development alliances with MedImmune relating to our Hsp90 and Hedgehog pathway inhibitor programs and with Novartis relating to our Bcl-2 program. In both of these alliances, we have an active role in product development and participate significantly in any downstream profits and commercial activities generated by them. In addition, the cost-sharing provisions of these alliances help us control our burn rate, which enables us both to invest heavily in our programs and, potentially, to reach key development milestones before requiring additional financing.

Attract and develop outstanding scientists, clinicians, and business people. We believe that our people and the culture in which they operate are as important to our success as is our science, and that living our core values of diversity, citizenship, passionate innovation, transparent communication, mutual respect, social responsibility and integrity provides a key competitive advantage. Embracing a culture of citizen-ownership in which our employees work together as a community with the objective of bringing important new medicines to patients, we aspire to empower each individual to think innovatively and achieve his or her fullest potential. This culture has enabled us to use a relatively small team to perform virtually all of our discovery, development, and formulation sciences work internally, and to seamlessly integrate our scientific and business teams to create value for shareholders and patients. In addition, our management team has an extensive track record in discovering, developing and commercializing innovative medicines and leading and/or managing successful biotechnology enterprises. This track record has also allowed us to attract and engage industry-leading external advisors and top clinical investigators to assist us in formulating our research and development strategies and conducting our clinical trials.

Product Development Programs

We focus our product development efforts on targeted therapies for cancer and related conditions. Our product development programs as of March 1, 2007 are illustrated in the following chart:

Preclinical development means that the product candidate is undergoing investigational new drug application, or IND, enabling studies, including toxicology studies performed under good laboratory practices suitable for inclusion in an IND filing. Phase I means an IND has been filed with the FDA and that the product candidate is in clinical trials to evaluate its safety and tolerability. In some cases, Phase I trials are conducted in defined patient populations. Phase II means that the product candidate is in clinical trials for determination of its efficacy in a defined patient population. In some cases, Phase II clinical trials can serve as the basis for accelerated approval. Phase III typically means the product candidate is in additional clinical trials for safety and efficacy in an expanded population.

We are currently conducting a Phase I clinical trial of IPI-504 in refractory GIST and a Phase I/II clinical trial of IPI-504 in refractory NSCLC. During 2007, we expect to advance our product development pipeline by:

•	completing our Phase I clinical trial of IPI-504 in GIST;

•	initiating one or more Phase II clinical trials of IPI-504 during the second half of the year in indications to be determined based on preclinical and clinical data we generate;

•	initiating Phase I development of IPI-504 in combination with existing approved therapies;

•	commencing a human clinical trial with an oral formulation of IPI-504, which is currently in preclinical development;

•	selecting a clinical candidate for our Hedgehog pathway inhibitor program; and

•	making progress towards naming clinical candidates in our discovery-stage programs, including our Bcl-2 program.

In addition to the programs described in the chart above, we have efforts directed to additional biological targets to support our pipeline.

IPI-504

IPI-504 is a novel, proprietary small molecule inhibitor of Hsp90. Hsp90 is an emerging therapeutic target of interest for the treatment of cancer. Hsp90 is a molecule that maintains the structure and activity of specific proteins within the cell. These proteins are known as “client proteins” of Hsp90. Many cancers result from specific mutations in, or aberrant expression of, these client proteins. Examples of cancer promoting, or oncogenic, client proteins of Hsp90 include c-Kit in GIST, epidermal growth factor receptor, or EGFR, in NSCLC, and Bcr-Abl in chronic myelogenous leukemia. Hsp90 enables those cancers’ survival by maintaining the function of oncogenic client proteins. In preclinical studies, inhibition of Hsp90 has been shown to lead to the degradation of these proteins and cell death, or apoptosis. In addition, oncogenic client proteins that have become resistant to approved targeted therapies have also been shown preclinically to remain sensitive to Hsp90 inhibition. We believe, therefore, that inhibition of Hsp90 has broad therapeutic potential for the treatment of patients with solid tumors and blood-related cancers, including cancers that are resistant to other drugs.

IPI-504 has been shown in preclinical studies to inhibit Hsp90 potently and selectively, thereby killing cancer cells. In these preclinical studies, IPI-504 has demonstrated a broad potential to treat cancer as a single agent as well as in combination with existing anti-cancer drugs. In addition, IPI-504 preferentially targets and accumulates in tumor tissues, sparing healthy tissues. For these reasons, we believe that IPI-504 has broad potential for the treatment of patients with solid and hematological tumors, including cancers that are resistant to other drugs. The water-based formulation of IPI-504 is delivered as an intravenous infusion; an oral formulation of IPI-504 is currently in preclinical development.

We are currently conducting multiple clinical trials with the intravenous formulation of IPI-504:

Gastrointestinal Stromal Tumors. According to the American Cancer Society, GIST is the most common form of gastrointestinal sarcoma, a life-threatening disease that is highly-resistant to traditional cytotoxic chemotherapy or radiation treatment. Between 4,500 and 6,000 cases of GIST are diagnosed in the United States each year. In the majority of GIST cases, specific mutations in the cell signaling enzymes, or kinases, known as c-Kit and PDGFRa, cause the growth and survival signal of the cell to become permanently active, leading to cancer. Both c-Kit and PDGFRa are client proteins of Hsp90, suggesting that inhibition of Hsp90 in GIST is an attractive area for clinical study.

In December 2005, we initiated a Phase I clinical trial in refractory GIST, led by Dr. George Demetri of the Dana-Farber Cancer Institute. The goal of this study is to evaluate the safety and maximum tolerated dose, pharmacokinetics and biological activity of IPI-504 and to recommend a dose for further studies. The trial design incorporated a dose escalation to identify the maximum tolerated dose of IPI-504 when the drug is administered on days 1, 4, 8, and 11, followed by ten days off treatment, in a 21-day cycle. We refer to the ten day period in which drug is not administered as a drug holiday. Patients were eligible to receive multiple cycles of therapy if clinical benefit was observed. In addition to using standard measures of disease response such as RECIST, which stands for Response Evaluation Criteria in Solid Tumors, we are employing a technique known as positron emission tomography, or PET, to measure biological activity in the tumor as a surrogate marker of response.

PET is an imaging technology that measures functional processes in the body. A radioactive isotope is attached to a metabolically active molecule related to glucose; the combined tracer molecule is then injected into the human body where it is taken up and trapped within the tumor cells. The most common tracer used in oncology for PET imaging is 18-fluorodeoxyglucose, or 18-FDG. Different colors or degrees of brightness on a PET image represent different levels of tissue or organ metabolic activity. PET imaging in oncology takes advantage of the fact that cancer cells exhibit higher-than-normal levels of glucose uptake and, therefore, show up clearly as bright spots on PET images. Oncologists often use PET scans to detect tumors, or to examine the effects of a cancer therapy by measuring the metabolic activity of the cancer cell before and after treatment. To date, 18-FDG PET imaging results have correlated with clinical outcomes in patients treated with molecular targeted therapies.

In January 2007, Dr. Demetri reported preliminary data from this trial at the American Society of Clinical Oncology’s 2007 Gastrointestinal Cancers Symposium. Specifically, he reported that 21 patients had received IPI-504 at dose levels ranging from 90 to 400 mg/m2. IPI-504 had been well-tolerated at all dose levels tested, and a maximum tolerated dose had not yet been identified. In addition, evidence of biological activity for IPI-504 using PET was reported. In eight of 18 evaluated patients (44%), PET scans revealed a decrease in tumor uptake of 18-FDG, which we refer to as a PET response. In addition to the observed PET responses, seven of 20 evaluated patients (35%) received five or more cycles of therapy with IPI-504. Based on the observed evidence of tolerability and biological activity, we have expanded this trial to add a second schedule of administration. On the new schedule, patients are receiving IPI-504 twice-weekly over a 21-day cycle, without a drug holiday. We expect to complete this trial in 2007 and use the data from it to inform our future clinical development plans in this indication.

Non-Small Cell Lung Cancer. We believe approximately 170,000 cases of NSCLC are diagnosed each year in the United States, with an average median survival of less than one year. Specific mutations have been identified in EGFR that allow the survival signal of the mutated cancer cell to be switched “on” all the time. NSCLC patients with mutations in EGFR have been found to benefit from certain approved agents that block EGFR signaling. Over time, however, additional resistance mutations in EGFR develop; these mutations cause patients to become resistant to these agents. Mutant EGFR, including the resistant form, is a highly-sensitive client protein of Hsp90, suggesting that inhibition of Hsp90 in NSCLC is an attractive area for clinical study.

In February 2007, we initiated a Phase I/II clinical trial in advanced NSCLC. This trial is being conducted at the Massachusetts General Hospital, or MGH, and the Dana-Farber Cancer Institute under the direction of Dr. Thomas Lynch of MGH. The goal of the Phase I portion of the study is to evaluate the safety and the maximum tolerated dose of IPI-504 in patients with advanced NSCLC. Once the dose escalation is completed, the Phase II portion of the trial will begin. The goal during Phase II is to determine the potential anti-tumor activity of IPI-504 in NSCLC cancer patients both with and without EGFR mutations. In this trial, IPI-504 is administered intravenously twice weekly in a three-week cycle, with a review of tumor response every four weeks. We intend to measure tumor responses using the RECIST criteria and correlate those responses to EGFR mutation status, and use PET as a surrogate marker of response.

Multiple Myeloma. In July 2005, we commenced a Phase I clinical trial of IPI-504 in patients with relapsed, refractory multiple myeloma. Patient enrollment in this trial has been completed and analysis of the data generated in the trial is ongoing. In this trial, IPI-504 has been shown to be well-tolerated by patients at a dose up to 400 mg/m2, and a maximum tolerated dose was not reached. This trial has added significantly to our understanding of the safety and tolerability of IPI-504, a key component of any eventual application for approval of the drug candidate. We have not observed the necessary biological activity to move forward into a single-agent Phase II clinical trial in this indication. We are considering whether to conduct a clinical trial of IPI-504 in combination with another approved therapy in multiple myeloma. We will decide whether to move forward with such a trial in the context of our overall development plan following the completion of our ongoing trials in GIST and NSCLC.

In parallel with the development of the intravenous formulation of IPI-504, we have identified formulations of IPI-504 that provide high oral bioavailability in animals and we are pursuing the research and development of an oral formulation of IPI-504, for which we anticipate commencing human clinical trials in 2007.

In August 2006, we entered into a collaboration agreement with MedImmune to discover, develop and commercialize drugs targeting Hsp90. For a description of our collaboration with MedImmune, see “Strategic Alliances—Product Development Alliances—MedImmune” below.

Hedgehog Pathway Inhibitors

The Hedgehog cell signaling pathway, which we refer to as the Hedgehog pathway, is normally active during embryonic development in regulating tissue and organ formation. When abnormally activated in adults, however, the Hedgehog pathway is believed to play a central role in allowing the proliferation and survival of certain cancer-causing cells, including in certain deadly cancers such as pancreatic cancer, prostate cancer, small cell lung cancer, breast cancer and certain brain cancers. In addition, recent evidence also points to an important potential role for the Hedgehog pathway in cancer stem cells. Cancer stem cells are progenitor cells suspected to be primarily responsible for tumor growth, survival and metastasis despite treatment with conventional chemotherapeutic agents.

Our most advanced drug candidates directed to the Hedgehog pathway are novel, proprietary, systemically-administered agents that have demonstrated in preclinical studies the ability to inhibit the Hedgehog pathway potently and selectively. Certain of these agents have demonstrated efficacy in multiple preclinical animal models of cancer, including pancreatic, metastatic prostate, and ovarian cancers. We are currently testing a number of attractive potential development candidates, and based on the results of those studies, we anticipate selecting a clinical candidate for our Hedgehog pathway inhibitor program in 2007.

Our Hedgehog pathway inhibitor program is also partnered with MedImmune. For a description of our collaboration with MedImmune, see “Strategic Alliances—Product Development Alliances—MedImmune” below.

Bcl Family Proteins

Bcl-2 and the related protein Bcl-xL act as “brakes” on programmed cell death, or apoptosis, and are key regulators of this process. Many cancer cells have higher than normal levels of Bcl-2 and/or Bcl-xL. This allows them to evade apoptosis and potentially become resistant to chemotherapy. We are developing compounds that target Bcl-2 alone, and Bcl-2/Bcl-xL together, to inhibit their protective effect on cancer cells. Inhibitors of Bcl family proteins are expected to work as single agents in B-cell malignancies that are dependent on Bcl-2 for their survival, such as follicular lymphoma, chronic lymphocytic leukemia, and diffuse large B-cell lymphoma. Bcl inhibitors are also expected to work in combination with chemotherapies to sensitize a broad range of solid tumors to treatment with chemotherapy.

Using our diversity oriented synthesis technology, we have identified multiple series of compounds that selectively target Bcl-2 and both Bcl-2 and Bcl-xL. In biochemical experiments, our most potent Bcl-2 inhibitors disrupt the interaction of Bcl-2 with its partner proteins with sufficient affinity to disrupt the protein-protein interactions. In cellular experiments, our Bcl-2 inhibitors kill pancreatic cancer cells that are chemo-resistant and have also demonstrated activity against Bcl-2 dependent B-cell lymphomas. These programs are currently in lead optimization, which means that our lead compounds are being optimized based on potency and specificity against Bcl-2, as well as for pharmaceutical properties such as solubility, metabolism and absorption.

In February 2006, we entered into a collaboration agreement with Novartis to discover, develop and commercialize drugs targeting Bcl protein family members for the treatment of a broad range of cancers. For a description of this collaboration, see “Strategic Alliances—Product Development Alliances—Novartis” below.

Diversity Oriented Synthesis Technologies

Our diversity oriented synthesis chemistry technology consists of methods to create collections of novel, diverse, natural product-like compounds potentially able to interact with biological targets that have not been accessible to traditional synthetic chemistries. We have produced large libraries of structurally diverse and complex molecules for pharmaceutical screening. We believe these libraries embody all of the advantages of natural products, such as diversity and structural complexity, without the historic difficulties of synthesis and replication. Using our diversity oriented synthesis technologies, we have identified several novel compounds that selectively inhibit Bcl-2 and Bcl-xL, proteins that regulate apoptosis.

We have also entered into three technology access alliances relating to our diversity oriented synthesis technology. For a description of those alliances, see “Strategic Alliances—Technology Access Alliances” below.

Strategic Alliances

We believe that our long-term value will be driven by the medicines we create. We have adopted a creative and efficient strategy for funding our research activities to provide us with the financial strength to support our scientific innovation. We have established alliances with leading pharmaceutical and biotechnology companies that have been instrumental in providing capital and complementary capabilities to support our internal research. In 2006, we entered into product development alliances with MedImmune relating to our Hsp90 and Hedgehog pathway inhibitor programs and with Novartis relating to our Bcl program. In both of these alliances, we have an active role in product development and participate significantly in any downstream profits and commercial activities generated by them. In addition, the cost-sharing provisions of these alliances helps us control our burn rate, which enables us both to invest heavily in our programs and, potentially, to reach key development milestones before requiring additional financing.

Since our inception, all of our revenue has been derived from our strategic alliances. For the fiscal year ended December 31, 2006, our collaborations with Novartis accounted for 63% of our revenue, our collaboration with MedImmune accounted for 18% of our revenue, and our collaboration with Amgen accounted for 14% of our revenue.

Product Development Alliances

MedImmune. In August 2006, we entered into a product development and commercialization agreement with MedImmune to jointly develop and commercialize cancer drugs targeting Hsp90 and the Hedgehog pathway. Under the terms of this agreement, we share equally with MedImmune all development costs, as well as potential profits and losses, from any future marketed products. MedImmune made a non-refundable, up-front payment totaling $70 million to us in order to obtain co-exclusive rights to the Hsp90 and Hedgehog pathway development programs. In addition, we could receive up to $430 million in milestone payments if certain late-stage development and sales objectives are achieved for products resulting from the collaboration, such that total payments to us could equal $500 million. Because we have continuing involvement in the development program, we are recognizing the up-front license fee as revenue on a straight-line basis over seven years, which is based on our estimate of the period under which product candidates will be developed under the collaboration. During the year ended December 31, 2006, we recognized $3.3 million in revenue from such fee. In addition, because the agreement is a cost-sharing arrangement rather than one in which research and development expenses are reimbursed, we will record any payments from MedImmune with respect to research and development as a reduction to research and development expense, and not as revenue. For the year ended December 31, 2006, we offset approximately $4 million in research and development payments from MedImmune against research and development expense.

We will retain primary responsibility for discovery and preclinical development of drug candidates targeting both Hsp90 and the Hedgehog pathway. The parties will jointly lead clinical development through first product approval, if any. The parties will jointly develop a worldwide marketing and sales strategy for commercialized products, if any. MedImmune will have the initial right to market and sell such products worldwide, while we have the option to co-promote any future products in the United States, contributing up to 35% of the total promotional effort and with our promotional costs being included among those shared under the collaboration.

The parties will jointly own any invention and know-how that may be developed by either or both parties during the term of the agreement that is directed to the development, manufacture, use or sale of an active pharmaceutical ingredient of a product directed to either Hsp90 or the Hedgehog pathway, or is developed in the course of performing activities under the research and development plan. The parties will also jointly own any patent rights that claim such an invention.

The agreement with MedImmune will expire in August 2066. Either party may opt out of a project by giving six months’ written notice to the other party. If one party gives such notice, the other party has 20 days to also opt-out of the project, in which case the parties will seek to out-license or sell the project assets or seek to otherwise maximize the value of the project. Any opting-out party is no longer obligated to perform work under the research and development plan and marketing plans for the project, nor pay development costs for the project. An opting-out party is no longer entitled to share profits arising from the project; instead, such party is entitled to receive royalties at a rate based on when such party opted out. The agreement terminates with respect to a project if both parties opt-out. If a party materially breaches the agreement with respect to a project and does not cure the breach within a specified period of time, such breaching party is deemed to have opted-out of such project. If a party which opted-out of a project materially breaches the agreement and does not cure the breach within a specified period of time, such breaching party shall no longer be entitled to royalties or milestones with respect to such project. In addition, either party is permitted to terminate the agreement with respect to a product if it believes there are safety concerns with respect to such product and the parties do not agree on the course of action to be taken, in which case the terminating party gives up all rights in such product.

Novartis. In February 2006, we entered into a collaboration agreement with Novartis to discover, develop and commercialize drugs targeting Bcl protein family members for the treatment of a broad range of cancers. Under the terms of this agreement, we granted to Novartis an exclusive, worldwide license to research, develop and commercialize pharmaceutical products that are based upon our proprietary Bcl inhibitors. Novartis has paid us a $15 million up-front license fee, an affiliate of Novartis has made a $5 million equity investment in us, and Novartis has committed to provide us research funding of approximately $10 million over the initial two-year research term, which expires in February 2008. The research term may be extended for up to two additional one-year terms at the discretion of Novartis, and Novartis will agree to fund additional research during any extension period in an amount to be agreed upon. Novartis has also agreed to make milestone payments totaling over $370 million if certain specified research, development and commercialization milestones are achieved for multiple products for multiple indications, such that total payments to us could exceed $400 million. In addition, Novartis has agreed to pay us royalties upon successful commercialization of any products developed under the alliance. For the year ended December 31, 2006, we recognized $3.1 million in revenue related to the amortization of the up-front license fee and $4.1 million in revenue related to the reimbursable research and development services we performed for Novartis under the agreement.

Pursuant to this agreement, we are conducting joint research with Novartis to identify molecules for clinical development. Novartis will have responsibility for clinical development and commercialization of any products based upon compounds discovered under the joint research program. We may request to participate in clinical development and, if such request is agreed upon by Novartis, Novartis will fund agreed-upon development costs that are incurred by us. We also have a non-exclusive right to detail Bcl-2 family inhibitor products in the United States, with our detailing costs to be reimbursed by Novartis.

Novartis has the right to terminate the agreement at any time upon 60 days’ prior written notice. In addition, Novartis has the right to terminate the agreement in the event of a material breach by us that remains uncured for a period of 120 days after notice. We can terminate specified programs under this agreement as to breaches by Novartis relating solely to such programs that remain uncured for a period of 120 days after notice or can terminate the agreement in its entirety in the event of a material breach by Novartis that remains uncured for a period of 120 days after notice.

Technology Access Alliances

Amgen. In December 2003, we entered into a technology access agreement with Amgen Inc. pursuant to which we granted to Amgen a non-exclusive worldwide license to use a proprietary collection of small molecule compounds in its internal drug discovery activities. In July 2006, we entered into a license agreement with Amgen that superseded in its entirety the prior technology access agreement. The license agreement provided for an extension of the period of time under which Amgen may screen the compounds that had already been delivered under the original technology access agreement in exchange for a $2.5 million up-front license fee, all of which was recognized as revenue upon receipt in July 2006. Amgen has also agreed to make milestone payments of up to an aggregate of $31.35 million for each product that Amgen develops and successfully commercializes based upon a licensed compound, assuming that Amgen achieves specified clinical and regulatory objectives, and to pay royalties on sales of any products commercialized based on a licensed compound. Amgen has also agreed to make additional milestone payments of up to an aggregate of $12 million for each product that Amgen develops and successfully commercializes based upon a specified subset of the licensed compounds, assuming that specified clinical and regulatory objectives are achieved by Amgen for those licensed compounds. Finally, Amgen has agreed to make success payments totaling up to an aggregate of $6 million if Amgen achieves specified research and/or intellectual property milestones. We have no continuing obligations to Amgen under the license agreement.

Pursuant to the agreement, Amgen will have the right and obligation to defend the patents and patent applications covering inventions which claim or disclose specified compounds or for which the employees, consultants or agents of both parties are inventors. Each party will retain the rights and obligations to defend the patents and patent applications that it owns or otherwise licenses. All patent prosecution expenses are borne by the party that incurs the expense.

The agreement will expire upon the later of Amgen’s permanent cessation of all research and development activities under the agreement or the expiration of the final royalty term, unless earlier terminated. Amgen has the right to terminate the agreement at any time upon 60 days’ prior written notice. Either party has the right to terminate the agreement in the event of a material breach by the other party that remains uncured for a period of 60 days.

Novartis International. In November 2004, we entered into an agreement with Novartis International Pharmaceutical Ltd., or Novartis International, to jointly design a collection of novel small molecules to be synthesized by us using our diversity oriented synthesis chemical technology platform. Novartis International may use the resulting compound collection in its independent drug discovery efforts. We have certain rights to use the resulting compound collection in our own drug discovery efforts, and Novartis International has the option to license from us on an exclusive worldwide basis specified lead compounds for further development and commercialization. In the event that Novartis International exercises this option to license specified lead compounds, it has agreed to pay us milestone payments and royalties based upon net sales of certain drug products incorporating such compounds. In connection with the agreement, Novartis Pharma AG made a $15 million equity investment. In addition, Novartis International will pay us up to $10.5 million for the successful delivery of compounds and has agreed to make milestone payments of up to an aggregate of $13 million for each product that Novartis International develops and successfully commercializes based upon certain licensed compounds, assuming that specified clinical and regulatory objectives are achieved by Novartis International. During the year ended December 31, 2006, we recognized $4.5 million as revenue for delivery of compounds under this agreement.

Under the terms of the agreement, the parties will jointly determine which company will be responsible for filing, prosecuting and maintaining the patents and patent applications generated in connection with the collaboration and will grant the non-patenting party a worldwide, non-exclusive, fully-paid, royalty-free license, with the right to sublicense, to such patents and patent applications. All patent preparation, filing, prosecution and maintenance expenses are borne by the party that incurs the expense.

The agreement will expire in November 2012, unless earlier terminated or extended by mutual agreement of the parties. Either party may terminate the agreement at any time in the event of a material breach by the other party that remains uncured for a period of 90 days. Either party may also terminate the agreement in the event of the other party’s insolvency or bankruptcy. Novartis International may terminate the agreement upon a sale of all or substantially all of our assets or a transaction that results in a change of control.

Johnson & Johnson. In December 2004, we entered into a technology access agreement with Johnson & Johnson Pharmaceutical Research & Development, a division of Janssen Pharmaceutica N.V., which we refer to as J&J. Pursuant to the agreement, we granted to J&J a non-exclusive worldwide license to use certain of our small molecule compounds in J&J’s internal drug discovery efforts. Under the terms of the agreement, J&J paid us an up-front license fee of $2.5 million and made a $10 million equity investment. In December 2005, we amended the agreement to, among other things, allow for a reduction in the number of compounds to be delivered under the agreement. In connection with the reduction in compounds, we agreed to refund to J&J a portion of the up-front license fee in proportion to the number of compounds actually delivered. This partial refund of $1.0 million is expected to be made in the first quarter of 2007. During the year ended December 31, 2006, we recognized $1.0 million as revenue as J&J accepted the compounds we delivered. We have no further compound delivery obligations to J&J.

Pursuant to the agreement, J&J will have the right and obligation to defend the patents and patent applications covering inventions for which the employees, consultants or agents of both parties are inventors. The parties will each retain the rights and obligations to defend the patents and patent applications that it owns or otherwise licenses. All patent prosecution expenses are borne by the party that incurs the expense.

The agreement will expire upon J&J’s permanent cessation of all research and development activities under the agreement, unless earlier terminated. J&J has the right to terminate the agreement at any time upon 60 days’ prior notice. In addition, either party may terminate the agreement in the event of a material breach by the other party that remains uncured for a period of 60 days.

Patents and Proprietary Rights

Patent Applications

Our policy is to pursue patents, both those generated internally and those licensed from third parties, pursue trademarks, maintain trade secrets and use other means to protect our technology, inventions and improvements that are commercially important to the development of our business. Our success will depend significantly on our ability to:

•	obtain and maintain patent and other proprietary protection for the technology, inventions and improvements we consider important to our business;

•	defend our patents;

•	preserve the confidentiality of our trade secrets; and

•	operate without infringing the patents and proprietary rights of third parties.

As of March 1, 2007, we had over 80 patent applications worldwide, substantially all of which pertain to our key product development programs. Any patents that may issue from these applications would expire between 2024 and 2027.

Trademarks, Trade Secrets and Other Proprietary Information

We also currently own several trademarks, including “Infinity” and “Infinity Pharmaceuticals.” These marks are covered by registrations or pending applications for registration in the U.S. Patent and Trademark Office and in the patent and trademark offices of Japan and the European Union.

In addition, we depend upon trade secrets, know-how and continuing technological improvements to develop and maintain our competitive position. To maintain the confidentiality of trade secrets and proprietary information, we require our employees, scientific advisors, consultants and collaborators, upon commencement of a relationship with us, to execute confidentiality agreements and, in the case of parties other than our research and development collaborators, to agree to assign their inventions to us. These agreements are designed to protect our proprietary information and to grant us ownership of technologies that are developed in connection with their relationship with us. These agreements may not, however, provide protection for our trade secrets in the event of unauthorized disclosure of such information.

Competition

We and our strategic alliance partners face intense competition from a wide range of pharmaceutical and life science companies, as well as academic and research institutions and government agencies. These competitors include organizations that are developing and commercializing pharmaceutical products that may be competitive with our product candidates.

We believe that competition for the cancer drugs that we and our strategic alliance partners may develop will initially come from companies currently marketing and selling therapeutics to treat cancer in the general population. These competitors include the industry’s leading cancer companies including Bristol-Myers Squibb Company, Hoffman-La Roche Inc., Novartis and Genentech, Inc.

We and our strategic alliance partners will also face competition from other companies that are conducting research and clinical development in the areas in which we are currently seeking to develop products, including:

IPI-504. We believe that the following companies, among others, are seeking to develop compounds to target Hsp90:

•	Kosan Biosciences Incorporated, which we believe is in early-to-middle stage development of multiple compounds;

•	Biogen Idec Inc., which we believe is in early clinical stage development;

•	Vernalis plc, which we believe is in preclinical or early clinical stage development with one or more compounds in collaboration with Novartis;

•	Serenex, Inc., which we believe is in preclinical development;

•	Synta Pharmaceuticals Corp., which we believe is in preclinical development; and

•	Abraxis Bioscience Inc., which we believe is in preclinical development.

Hedgehog Pathway Inhibitors. Curis, Inc. and Genentech Inc. have a collaboration to develop inhibitors of the Hedgehog pathway for treatment of cancer. We believe Curis and Genentech are in early stage clinical development with a systemic inhibitor of the Hedgehog pathway.

Bcl-2. We believe that Abbott Laboratories, Gemin-X Biosciences and Ascenta Therapeutics, among others, are each in early stage clinical development of small molecule drugs that target Bcl-2 and related family members.

In each of these areas, it is also possible that other companies, including large pharmaceutical companies, may be working on competitive projects of which we are not aware. We intend to compete with these companies on the basis of our intellectual property portfolio, the expertise of our scientific personnel and our relationships with key academic thought leaders in the areas of our focus, the effectiveness of our business strategies when compared to our competitors, the depth and breadth of our strategic alliances, our expertise in diversity oriented synthesis and small molecule drug discovery technology and the availability of working capital to fund operations and advance programs under development. Principal competitive factors in our industry include:

•	the quality and breadth of an organization’s technology;

•	the skill of an organization’s employees and its ability to recruit and retain skilled employees;

•	an organization’s intellectual property protection;

•	research, development, sales and marketing capabilities; and

•	the availability of substantial capital resources to fund development and commercialization activities.

Many of the companies competing against us have financial and other resources substantially greater than ours. In addition, many of our competitors have significantly greater experience in developing, marketing and selling pharmaceutical products, including cancer medicines, testing pharmaceutical and other therapeutic products, and obtaining FDA and other regulatory approvals of products for use in health care. Accordingly, our competitors may succeed more rapidly than us in obtaining FDA approval for product candidates and achieving widespread market acceptance of products.

Research and Development

As of March 1, 2007, our research and development group consisted of 93 individuals, of whom over 46 percent hold Ph.D. or M.D. degrees and over 59 percent hold advanced degrees. Our research and development group is focusing on preclinical research, clinical trials, manufacturing technologies and services related to our strategic alliances. Our research and development expense for the years ended December 31, 2006, 2005 and 2004 was approximately $35.8 million, $31.5 million and $28.4 million, respectively. Our research and development expenses are primarily company-sponsored. Our strategic collaborator-sponsored research and development expenses totaled approximately $8.1 million, $0 and $0 for the years ended December 31, 2006, 2005 and 2004, respectively. In calculating strategic collaborator-sponsored research and development expenses, we have included net reimbursement for our research and development efforts, excluding license fees.

Manufacturing and Supply

We have no manufacturing capabilities. We rely on third parties to manufacture bulk compounds and finished investigational medicines for research, development, preclinical and clinical trials. We currently utilize third parties for manufacture of small-scale batches of IPI-504 for clinical trials and small-scale batches of Hedgehog pathway inhibitors for research and preclinical testing. Commercial quantities of any drugs we seek to develop will have to be manufactured in facilities and by processes that comply with the FDA and other regulations. We plan to rely on third parties to manufacture commercial quantities of any products we successfully develop. We believe that there are several manufacturing sources available to us to meet our clinical and any commercial production requirements on commercially reasonable terms.

In addition, we do not currently have relationships for redundant supply or a second source for any of our drug candidates. We believe, however, that there are alternate sources of supply that can satisfy our preclinical and clinical trial requirements without significant delay or material additional costs.

Sales and Marketing

We currently have no marketing, sales or distribution capabilities. We do, however, have the right to co-promote in the United States any products arising from our collaborations with MedImmune and Novartis. In order to participate in the commercialization of these drugs if and when they are approved for sale in the United States, we will need to, and we intend to, develop these capabilities.

Government Regulation

FDA Requirements for New Drug Compounds

The research, testing, manufacture and marketing of drug products are extensively regulated by numerous governmental authorities in the United States and other countries. In the United States, drugs are subject to rigorous regulation by the FDA. The Federal Food, Drug, and Cosmetic Act, and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, labeling, promotion and marketing and distribution of pharmaceutical products. Failure to comply with applicable regulatory requirements may subject a company to a variety of administrative or judicial sanctions, including:

•	suspension of review or refusal to approve pending applications;

•	product seizures;

•	recalls;

•	withdrawal of product approvals;

•	restrictions on, or prohibitions against, marketing its products;

•	fines;

•	restrictions on importation of its products;

•	injunctions;

•	debarment; and

•	civil and criminal penalties.

The steps ordinarily required before a new pharmaceutical product may be marketed in the United States include:

•	preclinical laboratory tests, animal studies and formulation studies according to good laboratory practices, or GLPs;

•	the submission to the FDA of an IND that must become effective before clinical, or human, testing may commence;

•	adequate and well-controlled clinical trials to establish the safety and efficacy of the drug for each indication for which FDA approval is sought according to good clinical practices, or GCPs;

•	submission to the FDA of a new drug application, or NDA;

•	satisfactory completion of an FDA Advisory Committee review, if applicable;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practices, or cGMPs; and

•	FDA review and approval of the NDA.

Satisfaction of FDA pre-market approval requirements typically takes several years, and the actual time required may vary substantially based upon the type, complexity and novelty of the product or disease. Government regulation may delay or prevent marketing of potential candidates for a considerable period of time and impose costly procedures upon a manufacturer’s activities. Success in early stage clinical trials does not assure success in later stage clinical trials. Data obtained from clinical activities are not always conclusive and may be susceptible to varying interpretations that could delay, limit or prevent regulatory approval. Even if a product receives regulatory approval, later discovery of previously unknown problems with a product may result in restrictions on the product or even complete withdrawal of the product from the market.

Preclinical tests include laboratory evaluation of product chemistry and formulation, as well as toxicology studies to assess the potential safety and efficacy of the product. The conduct of the preclinical tests and formulation of compounds for testing must comply with federal regulations and requirements. The results of preclinical testing are then submitted to the FDA as part of an IND application.

An IND, which must be approved before human clinical trials may begin, will automatically become effective 30 days after the FDA receives it, unless the FDA raises concerns or questions about the IND. If the FDA has questions or concerns, they must be resolved to the satisfaction of the FDA before initial clinical testing can begin. In addition, the FDA may, at any time, impose a clinical hold on ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization and then only under terms authorized by the FDA. In some instances, the IND process can result in substantial delay and expense.

Clinical trials involve the administration of the investigational new drug to healthy volunteers or patients under the supervision of a qualified investigator. Clinical trials must be conducted in compliance with federal regulations and requirements and under protocols that detail, among other things, the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol involving testing in the United States must be submitted to the FDA as part of the IND. In addition, an institutional review board, or IRB, at each site at which the study is conducted must approve the protocols, protocol amendments and informed consent documents for patients. All research subjects must provide their informed consent in writing.

Clinical trials to support a new drug application for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase I clinical trials, the initial introduction of the drug into healthy human subjects or patients, the drug is tested to assess safety, including side effects associated with increasing doses, metabolism, pharmacokinetics and pharmacological actions. Phase II clinical trials usually involve trials in a limited patient population, usually several hundred people, to determine dosage tolerance and optimum dosage, identify possible adverse effects and safety risks, and provide preliminary support for the efficacy of the drug in the indication being studied. In certain patient populations, accelerated approval is available based on Phase II clinical trial data. If a compound demonstrates evidence of effectiveness and an acceptable safety profile in Phase II clinical trials, Phase III clinical trials are undertaken to further evaluate clinical efficacy and safety within an expanded patient population, usually several hundred to several thousand subjects, typically at geographically dispersed clinical trial sites. Phase I, Phase II or Phase III clinical trials of any product candidate may not be completed successfully within any specified time period, if at all.

After successful completion of the required clinical testing, generally an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States. The NDA must include the results of extensive preclinical studies and clinical studies and other detailed information, including, information relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA is substantial.

The FDA has 60 days from its receipt of an NDA to determine whether the application will be accepted for filing based on the agency’s threshold determination that the NDA is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under federal law, the FDA has agreed to certain performance goals in the review of most NDAs. Applications for non-priority drug products are generally reviewed within ten months. Applications for priority drugs, such as those that address an unmet medical need, are generally reviewed within six months. The review process can be significantly extended by FDA requests for additional information or clarification regarding information already provided in the submission. The FDA may also refer applications for novel drug products or drug products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee. Also, before approving an NDA, the FDA will inspect the facility or the facilities at which the product is manufactured to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity.

If FDA evaluations of the NDA and the manufacturing facilities are favorable, the FDA may issue an approval letter, or, in some cases, an approvable letter followed by an approval letter. An approvable letter generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. If the FDA’s evaluation of the NDA submission is not favorable, the FDA may refuse to approve the NDA or issue a not approvable letter. A not approvable letter outlines the deficiencies in the submission and may require additional testing or information in order for the FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. With limited exceptions, the FDA may withhold approval of a new drug application regardless of prior advice it may have provided or commitments it may have made to the sponsor.

As a condition of NDA approval, the FDA may require post-approval testing and surveillance to monitor the drug’s safety or efficacy and may impose other conditions, including labeling restrictions which can materially impact the potential market and profitability of the drug. In addition, a product approval may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

The FDA has various programs, including FastTrack designation, accelerated approval and priority review, that are intended to expedite or simplify the process for reviewing certain drugs. Specifically, drug products that are intended for the treatment of serious or life-threatening conditions and demonstrate the potential to address unmet medical needs may be eligible for FastTrack designation and/or accelerated approval. Products may qualify for accelerated approval based on adequate and well-controlled Phase II clinical trial results that establish that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug product receiving FastTrack or accelerated approval perform post-marketing clinical trials. In addition, if a drug product would provide a significant improvement compared to marketed products, it may be eligible to receive priority review, which shortens the time in which the FDA acts on the sponsor’s application. Even if a drug product qualifies for one or more of these programs, the FDA may later decide that the drug no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

After an NDA is approved, the approved product will be subject to certain post-approval requirements, including a requirement to report adverse events and to submit annual reports. In addition, a supplemental NDA may be required for approval of changes to the originally approved indication, prescribing information, product formulation, and manufacturing and testing requirements. Following approval, drug products are required to be manufactured and tested for compliance with NDA and/or compendial specifications prior to release for commercial distributions. The manufacture and testing must be performed in approved manufacturing and testing sites that comply with cGMP requirements and are subject to FDA inspection authority.

Approved drug products must be promoted in a manner that is consistent with their terms and conditions of approval, and that is not false or misleading. In addition, the FDA requires substantiation of any claims of superiority of one product over another, generally through adequate and well-controlled head-to-head clinical trials. To the extent that market acceptance of our product candidates may depend on their superiority over existing therapies, any restriction on our or our alliance partners’ ability to advertise or otherwise promote claims of superiority, or requirements to conduct additional expensive clinical trials to provide proof of such claims, could negatively affect the sales of our products and/or our expenses.

Once a new drug application is approved, the product covered thereby becomes a “listed drug” which can, in turn, be cited by potential competitors in support of approval of an abbreviated new drug application, or ANDA. An ANDA provides for marketing of a drug product that has the same active ingredients, strength, dosage form, route of administration and conditions of use, and has been shown through bioequivalence testing to be therapeutically equivalent to the listed drug. Generally, an ANDA applicant is required only to conduct bioequivalence testing, and is not required to conduct or submit results of preclinical or clinical tests to prove the safety or efficacy of its drug product. Drugs approved in this way, commonly referred to as “generic equivalents” to the listed drug, are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, known as the “Orange Book,” and can often be substituted by pharmacists under prescriptions written for the original listed drug.

Federal law provides for a period of three years of exclusivity following approval of a listed drug that contains previously approved active ingredients but is approved in a new dosage, dosage form, indication or route of administration or combination, if one of the clinical trials conducted was essential to the approval of the application and was conducted or sponsored by the applicant. During this three year period, the FDA cannot grant effective approval of an ANDA based on that listed drug. Federal law also provides a period of exclusivity for five years following the approval of a drug containing a new chemical entity, except that an ANDA may be submitted after four years following the approval of the original product if the NDA challenges a listed patent as invalid or not infringed.

Applicants submitting an ANDA are required to make a certification with regard to any patents listed for an innovative drug, stating that either there are no patents listed in the Orange Book for the innovative drug, any patents listed have expired, the date on which the patents will expire, or that the patents listed are invalid, unenforceable, or will not be infringed by the manufacture, use, or sale of the drug for which the ANDA is submitted. If an ANDA applicant certifies that it believes all listed patents are invalid or not infringed, it is required to provide notice of its NDA submission and certification to the NDA sponsor and the patent owner. If the patent owner, its representatives or the approved application holder who is an exclusive patent licensee then initiates a suit for patent infringement against the ANDA sponsor within 45 days of receipt of the notice, the FDA cannot grant effective approval of the ANDA until either 30 months have passed or there has been a court decision holding that the patents in question are invalid or not infringed. On the other hand, if a suit for patent infringement is not initiated within the 45 days, the ANDA applicant may bring a declaratory judgment action. If the ANDA applicant certifies that it does not intend to market its generic product before some or all listed patents on the listed drug expire, then the FDA cannot grant effective approval of the ANDA until those patents expire. The first ANDA submitting a substantially complete application certifying that all listed patents for a particular product are invalid or not infringed may qualify for a period of 180 days of exclusivity against other generics, which begins to run after a final court decision of invalidity or non-infringement or after the applicant begins marketing its product, whichever occurs first, during which time subsequently submitted ANDAs cannot be granted effective approval. If more than one applicant files a substantially complete ANDA on the same day, each such first applicant will be entitled to share the 180-day exclusivity period, but there will only be one such period, beginning on the date of the first marketing by any of the first applicants.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the approval, manufacturing and marketing of drug products. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency or the courts in ways that may significantly affect our business and products candidates. It is impossible to predict whether legislative changes will be enacted, or FDA regulations, guidance or interpretations changed, or what the impact of such changes, if any, may be.

Foreign Regulation of New Drug Compounds

Approval of a product by comparable regulatory authorities may be necessary in foreign countries prior to the commencement of marketing of the product in those countries, whether or not FDA approval has been obtained. In general, each country has its own procedures and requirements, many of which are time consuming and expensive, and their approval procedures vary and can involve requirements for additional testing. Also, the time required may differ from that required for FDA approval. Thus, there can be substantial delays in obtaining required approvals from foreign regulatory authorities after the relevant applications are filed.

In Europe, marketing authorizations may be granted at a centralized level, a decentralized level or a national level. The centralized procedure provides a single marketing authorization valid in all European Union member states, and is mandatory for the approval of most medicinal products, including certain biotechnology products. The decentralized procedure allows an applicant to seek market authorizations in several designated member states at once, and a national market authorization provides an authorization valid in only one member state. All medicinal products that are not subject to the centralized procedure and which have received at least one marketing authorization in another member state may receive additional marketing authorizations from other member states through a mutual recognition procedure.

Hazardous Materials

Our research and development processes involve the controlled use of hazardous materials, chemicals and radioactive materials and the production of waste products. We are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous materials and waste products. We do not expect the cost of complying with these laws and regulations to be material.

Employees

We refer to our employees as citizen-owners. As of March 1, 2007, we had 115 full-time citizen-owners, 93 of whom were engaged in research and development and 22 of whom were engaged in management, administration and finance. Over 59 percent of our citizen-owners hold advanced degrees. Our success depends in part on our ability to recruit and retain talented and trained scientific and business personnel and senior management. We believe that we have been successful to date in obtaining and retaining such personnel, but we do not know whether we will be successful in the future. None of our citizen-owners are represented by a labor union or covered by a collective bargaining agreement, nor have we experienced work stoppages. We believe that relations with our citizen-owners are good.

Executive Officers

The following table lists the positions, names and ages of our executive officers as of March 1, 2007:

Name	Age	Position
Steven H. Holtzman	53	Chair and Chief Executive Officer
Julian Adams, Ph.D.	52	President and Chief Scientific Officer
Adelene Q. Perkins	47	Executive Vice President and Chief Business Officer

Steven H. Holtzman has served as Infinity’s Chief Executive Officer and as Chair of our board of directors since September 2006. Mr. Holtzman was a co-founder of Old Infinity and served as its Chief Executive Officer and Chair of its board of directors from 2001 until the merger. Mr. Holtzman also served as President of Old Infinity from July 2001 to February 2006. From 1994 to 2001, Mr. Holtzman served as Chief Business Officer of Millennium Pharmaceuticals, Inc., a publicly traded pharmaceutical company. From 1996 to 2001, Mr. Holtzman served as a presidential appointee to the National Bioethics Advisory Commission, the principal advisory body to the President and Congress on ethical issues in the biomedical and life sciences. Prior to joining Millennium Pharmaceuticals, Inc., from 1986 to 1994, Mr. Holtzman was a founder and Executive Vice President of DNX Corporation, a publicly traded biotechnology company. Mr. Holtzman is a director of Anadys Pharmaceuticals, Inc., a publicly traded biopharmaceutical company, and a trustee of The Hastings Center for Ethics and the Life Sciences and Berklee College of Music. Mr. Holtzman received a B.A. in Philosophy from Michigan State University and a B.Phil. in Philosophy from Oxford University, which he attended as a Rhodes Scholar.

Julian Adams, Ph.D. has served as President and Chief Scientific Officer of Infinity since September 2006. Dr. Adams served as President of Old Infinity from February 2006 until the merger and as Chief Scientific Officer of Old Infinity from October 2003 until the merger. Prior to joining Old Infinity, Dr. Adams served as

Senior Vice President, Drug Discovery and Development with Millennium Pharmaceuticals, Inc. from 1999 to 2001. Dr. Adams served as Senior Vice President, Research and Development with LeukoSite Inc., a private biopharmaceutical company, from July 1999 until its acquisition by Millennium in December 1999. Dr. Adams served as a director and Executive Vice President of Research and Development with ProScript, Inc., a private biopharmaceutical company, from 1994 until its acquisition by LeukoSite in 1999. Prior to joining ProScript, Dr. Adams held a variety of positions with Boehringer Ingelheim, a private pharmaceutical company, and Merck & Co., Inc., a publicly traded pharmaceutical company. Dr. Adams received a B.S. from McGill University and a Ph.D. from the Massachusetts Institute of Technology in the field of synthetic organic chemistry.

Adelene Q. Perkins has served as Executive Vice President and Chief Business Officer of Infinity since September 2006. Ms. Perkins served as Executive Vice President of Old Infinity from February 2006 until the merger and Chief Business Officer of Old Infinity from June 2002 until the merger. Prior to joining Old Infinity, Ms. Perkins served as Vice President of Business and Corporate Development of TransForm Pharmaceuticals, Inc., a private pharmaceutical company, from 2000 to 2002. From 1992 to 1999, Ms. Perkins held various positions at Genetics Institute, now a business unit of Wyeth Pharmaceuticals, Inc., most recently serving as Vice President of Emerging Business and General Manager of the DiscoverEase® business unit. From 1985 to 1992, Ms. Perkins held a variety of positions at Bain & Company, a strategy consulting firm. Ms. Perkins received a B.S. in Chemical Engineering from Villanova University and an M.B.A. from Harvard Business School.

Available Information

Our Internet website is http://www.ipi.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the U.S. Securities and Exchange Commission.

Our Code of Business Conduct and Ethics and the charters of the Audit, Compensation and Corporate Governance Committees of our Board of Directors are all available on the corporate governance section of our website at http://investor.ipi.com. Stockholders may request a free copy of any of these documents by writing to Investor Relations, Infinity Pharmaceuticals, Inc., 780 Memorial Drive, Cambridge, Massachusetts 02139, U.S.A.

The foregoing references to our website are not intended to incorporate information on our website into this document by reference.

Item 1A.	Risk Factors

This Annual Report on Form 10-K and certain other communications made by us contain forward-looking statements, including statements about our growth and future operating results, discovery and development of products, strategic alliances and intellectual property. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words “believe,” “anticipate,” “plan,” “expect,” “intend,” “may,” “will” and similar expressions to help identify forward-looking statements.

We cannot assure you that our assumptions and expectations will prove to have been correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. Such factors that could cause or contribute to such differences include those factors discussed below. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

In September 2006, we completed our merger with Old Infinity. Upon completion of the merger, the business of the combined company became the one operated by Old Infinity prior to the merger. As a result, the risk factors set forth below discuss the business of the combined company after the merger, which includes a discussion of the business of Old Infinity prior to the merger. For a further discussion of the merger, see “Business—Corporate Information” above.

Risks Related to Our Business and Our Stage of Development as a Company

Our limited operating history may make it difficult for you to evaluate our business and assess our future viability effectively.

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

We have a history of net losses and may never become profitable.

We have incurred significant losses since inception. At December 31, 2006, our accumulated deficit was approximately $155.3 million. Our net losses for the fiscal years ending December 31, 2006, 2005 and 2004 were $28.4 million, $36.4 million and $34.1 million, respectively. We have not generated any revenues from the sale of drugs to date and we do not expect to generate revenues from the sale of drugs, or achieve profitability, for several years, if ever. We expect that our annual operating losses will increase substantially over the next several years as we seek to:

•

complete Phase I clinical trials for IPI-504 and, if supported by the Phase I clinical trial results, initiate larger scale Phase II clinical trials, as well as additional clinical trials, for IPI-504;

•	perform preclinical work on, and commence clinical development of, an oral formulation of IPI-504;

•	advance our Hedgehog pathway inhibitor program into preclinical development and clinical trials, if supported by positive data;

•	discover and develop additional drug candidates, including Bcl-2 inhibitor compounds;

•	obtain regulatory approval for any drug candidates we successfully develop;

•	commercialize any drug candidates for which the necessary regulatory approvals are obtained;

•	prosecute and maintain our intellectual property rights relating to our drug candidates and future products, if any;

•	hire additional clinical, scientific and management personnel and upgrade our operational, financial and management information systems and facilities; and

•	identify and acquire rights from third parties to additional compounds, drug candidates or drugs.

To become profitable, we must successfully develop and obtain regulatory approval for our drug candidates and effectively manufacture, market and sell those drug candidates. Consequently, we may never generate significant revenues and, even if we do, we may never achieve profitability.

We will need substantial additional capital to fund our operations, and our business may be threatened if that capital is not available on acceptable terms.

We anticipate that our current cash, cash equivalents and available-for-sale securities will be sufficient to support our current operating plan through at least December 31, 2009. Our currently-planned operating and capital requirements primarily include the need for working capital to, among other things:

•	continue clinical development of an intravenous formulation of IPI-504;

•	perform preclinical work on, and commence clinical development of, an oral formulation of IPI-504;

•	perform preclinical work on, and commence clinical development of, compounds from our Hedgehog pathway inhibitor program; and

•	advance our additional discovery programs.

Our future operating plan may change, however, as a result of many factors, including:

•	the progress and results of clinical trials of IPI-504 and preclinical studies of an oral formulation of IPI-504;

•

the results of discovery-stage research and preclinical studies of potential Hedgehog pathway inhibitors, the results of discovery-stage research for Bcl-2 inhibitor compounds and other programs, and our decision to initiate clinical trials if supported by preclinical results;

•	our ability to maintain our strategic alliances with MedImmune and Novartis;

•	our ability to meet our compound delivery obligations to Novartis International;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our drug candidates;

•	the cost of acquiring raw materials for, and of manufacturing, our drug candidates;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patents, and other patent-related costs, including litigation costs;

•	the costs of increasing our clinical research, medical and regulatory affairs and drug safety functions;

•	the costs of establishing sales and marketing functions and of establishing commercial manufacturing arrangements if any of our drug candidates are approved;

•	our needs for office and laboratory facilities and our ability to continue subleasing excess space;

•	the costs required to satisfy our obligations under our alliance with MedImmune;

•	the timing and receipt of milestone payments under our collaboration agreements; and

•	the timing, receipt and amount of sales, profits or royalties on future products, if any.

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

Our alliances with MedImmune and Novartis are important to our business. If these alliances are unsuccessful or if conflicts result with our alliance partners, our research and development efforts could be delayed, curtailed or terminated, our revenues could significantly decrease, and our operations may be adversely affected.

We have entered into an alliance with MedImmune to jointly develop and commercialize novel drugs targeting Hsp90 and the Hedgehog pathway. We have also entered into an alliance with Novartis for the development and commercialization of Bcl protein family members in the field of cancer. In these alliances, our collaborators have committed to provide substantial funding, as well as significant capabilities in clinical development, regulatory affairs, marketing and sales.

If MedImmune or Novartis does not devote sufficient time and resources to the applicable alliance arrangement, we may not realize the potential commercial benefits of the arrangement, and our results of operations may be adversely affected. In addition, if MedImmune or Novartis were to breach or terminate its arrangement with us, the development and commercialization of the affected drug candidate could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue development and commercialization of the drug candidate on our own.

Under our agreement with MedImmune, MedImmune may opt out of a project by giving us six months’ prior written notice, and has the right to terminate the agreement under other circumstances, including if it believes there are safety concerns with respect to a drug being developed under the collaboration. Under our alliance agreement with Novartis, Novartis may terminate the alliance at any time upon 60 days’ notice to us. If either MedImmune or Novartis were to exercise its right to opt out of a program or to terminate the applicable alliance, the development and commercialization of products from our Hsp90, Hedgehog pathway inhibitor or Bcl-2 programs could be adversely affected, our potential for generating revenue from these programs may be adversely affected and attracting new alliance partners would be made more difficult.

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

If we are not able to attract and retain key personnel and advisors, we may not be able to operate our business successfully.

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

Recruiting and retaining qualified scientific and business personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development strategy. Our consultants and advisors may be employed by other entities, have commitments under consulting or advisory contracts with third parties that limit their availability to us, or both.

Risks Related to the Development and Planned Commercialization of Our Drug Candidates

All of our drug candidates are still in the early stages of development and remain subject to clinical testing and regulatory approval. This process is highly uncertain and we may never be able to obtain marketing approval for any of our drug candidates.

To date, we have not obtained approval from the U.S. Food and Drug Administration, or FDA, or any foreign regulatory authority to market or sell any of our drug candidates. Our success depends primarily upon our, and our strategic alliance partners’, ability to develop and commercialize our drug candidates successfully. Our most advanced drug candidate is IPI-504, which is currently in Phase I clinical trials and is the subject of a broad product development and commercialization agreement with MedImmune. Our other drug candidates are in various stages of preclinical development and discovery research.

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

We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA and/or comparable foreign regulatory agencies. The time required to complete clinical trials and for regulatory review by the FDA and other countries’ regulatory agencies is uncertain and typically takes many years. Some of our drug candidates may be eligible for the FDA’s programs that are designed to facilitate the development and expedite the review of certain drugs, but we cannot provide any assurance that any of our drug candidates will qualify for one or more of these programs. Even if a drug candidate qualifies for one or more of these programs, the FDA may later decide that the drug no longer meets the conditions for qualification.

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

We are also subject to numerous foreign regulatory requirements governing the conduct of clinical trials, manufacturing and marketing authorization, pricing and third party reimbursement. The foreign regulatory approval process includes all of the risks associated with FDA approval described above, as well as risks attributable to the satisfaction of foreign regulations. Approval by the FDA does not ensure approval by regulatory authorities outside the United States, and vice versa. Foreign jurisdictions may have different approval procedures than those required by the FDA and may impose additional testing requirements for our drug candidates.

If clinical trials of our drug candidates are prolonged, delayed or suspended, it may take significantly longer and cost substantially more to obtain marketing approval for our drug candidates and achieve profitability, if at all.

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

We may suspend, or the FDA or other applicable regulatory authorities may require us to suspend, clinical trials of a drug candidate at any time if we or they believe the patients participating in such clinical trials, or in independent third party clinical trials for drugs based on similar technologies, are being exposed to unacceptable health risks or for other reasons.

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

We rely on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily.

We rely on third parties such as medical institutions and external investigators to enroll qualified patients, conduct our clinical trials and provide services in connection with such clinical trials. We intend to rely on these institutions and investigators, as well as contract research organizations and other similar entities, in the future. Our reliance on these third parties for clinical development activities reduces our control over these activities. Accordingly, these third party contractors may not complete activities on schedule, or may not conduct our clinical trials in accordance with regulatory requirements or the trial design. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be required to replace them. Although we believe there are a number of third party contractors we could engage to continue these activities, replacing a third party contractor may result in a delay of the affected trial. If this were to occur, our efforts to obtain regulatory approvals for and commercialize our drug candidates may be delayed.

In addition, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. The FDA requires us to comply with certain standards, referred to as good clinical practices, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. If any of our trial investigators or third party contractors does not comply with good clinical practices, we may not be able to use the data and reported results from the trial. If this were to occur, our efforts to obtain regulatory approvals for and commercialize our drug candidates may be delayed.

Even if any of our drug candidates receives regulatory approval, we may still face significant development and regulatory difficulties.

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

Manufacturing difficulties could delay or preclude commercialization of our drug candidates and substantially increase our expenses.

Our drug candidates require precise, high quality manufacturing. The third party manufacturers on which we rely may not be able to comply with the FDA’s current good manufacturing practices, or cGMPs, and other applicable government regulations and corresponding foreign standards. These regulations govern manufacturing processes and procedures and the implementation and operation of systems to control and assure the quality of products. The FDA may, at any time, audit or inspect a manufacturing facility to ensure compliance with cGMPs. Any failure by our contract manufacturers to achieve and maintain high manufacturing and quality control standards could result in patient injury or death; product liability claims; penalties or other monetary sanctions; the failure of regulatory authorities to grant marketing approval of our drug candidates; delays, suspension or withdrawal of approvals; license revocation; seizures or recalls of drug candidates or products; operating restrictions and/or criminal prosecution, any of which could significantly and adversely affect supply of our drug candidates and seriously hurt our business. Contract manufacturers may also encounter difficulties involving production yields or delays in performing their services. We do not have control over third party manufacturers’ performance and compliance with these applicable regulations and standards. If, for some reason, our manufacturers cannot perform as agreed, we may be unable to replace such third party manufacturers in a timely manner and the production of our drug candidates would be interrupted, resulting in delays in clinical trials and additional costs. Switching manufacturers may be difficult because the number of potential manufacturers is limited and, depending on the type of material manufactured at the contract facility, the change in contract manufacturer must be submitted to and/or approved by the FDA and comparable regulatory authorities outside of the United States. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our drug candidates after receipt of regulatory approval. It may be difficult or impossible for us to find a replacement manufacturer on acceptable terms quickly, or at all.

To date, our drug candidates have been manufactured in quantities for preclinical testing and clinical trials by third party manufacturers. If the FDA or other regulatory agencies approve any of our drug candidates for commercial sale, we expect that we would continue to rely, at least initially, on third party manufacturers to produce commercial quantities of our approved drug candidates. These manufacturers may not be able to successfully increase the manufacturing capacity for any approved drug candidates in a timely or economical manner, or at all. Significant scale-up of manufacturing might entail changes in the manufacturing process that have to be submitted to and/or approved by the FDA or other regulatory agencies. If contract manufacturers engaged by us are unable to successfully increase the manufacturing capacity for a drug candidate, or we are unable to establish our own manufacturing capabilities, the commercial launch of any approved products may be delayed or there may be a shortage in supply.

If physicians and patients do not accept our future drugs, we may not be able to generate significant revenues from product sales.

Even if our current drug candidates, or drug candidates we may develop or acquire in the future, obtain regulatory approval, they may not gain market acceptance among physicians, patients and the medical community for a variety of reasons including:

•	timing of market introduction of competitive drugs;

•	lower demonstrated clinical safety and efficacy compared to other drugs;

•	lack of cost-effectiveness;

•	lack of availability of reimbursement from managed care plans and other third-party payors;

•	inconvenient and/or difficult administration;

•	prevalence and severity of adverse side effects;

•	potential advantages of alternative treatment methods;

•	safety concerns with similar drugs marketed by others;

•	the reluctance of the target population to try new therapies and of physicians to prescribe these therapies; and

•	ineffective sales, marketing and distribution support.

If our approved drugs fail to achieve market acceptance, we would not be able to generate significant revenue from those drugs or achieve profitability.

Any drugs we successfully develop may become subject to unfavorable pricing regulations, third party reimbursement practices or healthcare reform initiatives that could harm our business.

Our revenues and profits will depend significantly upon the availability of adequate reimbursement from governmental and other third party payors, both in the United States and in foreign markets, of any of our approved drug candidates. Reimbursement by a third party may depend upon a number of factors, including the third party payor’s determination that use of a product is:

•	a covered benefit under its health plan;

•	safe, effective and medically necessary;

•	appropriate for the specific patient;

•	cost effective; and

•	neither experimental nor investigational.

Obtaining reimbursement approval for a product from each third party and government payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost-effectiveness data for the use of any approved drugs to each payor. We may not be able to provide data sufficient to gain acceptance with respect to reimbursement. There also exists substantial uncertainty concerning third party reimbursement for the use of any drug candidate incorporating new technology, and even if determined eligible, coverage may be more limited than the purposes for which the drug is approved by the FDA. Moreover, eligibility for coverage does not imply that any drug will be reimbursed in all cases or at a rate that allows us to make a profit or even cover our costs. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on payments allowed for lower-cost products that are already reimbursed and/or whether the drug is on a state’s Medicaid preferred drug list, may be incorporated into existing payments for other products or services and may reflect budgetary constraints and/or imperfections in Medicare or Medicaid data used to calculate these rates. Net prices for products may be reduced by mandatory discounts or rebates required by government health care programs or by any future relaxation of laws that restrict imports of certain medical products from countries where they may be sold at lower prices than in the United States.

There have been, and we expect that there will continue to be, federal and state proposals to constrain expenditures for medical products and services, which may affect payments for any of our approved products. The Centers for Medicare and Medicaid Services frequently change product descriptors, coverage policies, product and service codes, payment methodologies and reimbursement values. Third party payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates and may have sufficient market power to demand significant price reductions. As a result of actions by these third party payors, the health care industry is experiencing a trend toward containing or reducing costs through various means, including lowering reimbursement rates, limiting therapeutic class coverage and negotiating reduced payment schedules with service providers for drug products.

Our inability to promptly obtain coverage and profitable reimbursement rates from government-funded and private payors for any approved products could have a material adverse effect on our operating results and our overall financial condition.

Risks Related to Our Field

The market for cancer therapeutics is intensely competitive. If we are unable to compete effectively, our drug candidates and any drugs that we may in the future develop may be rendered noncompetitive or obsolete.

We are engaged in seeking to develop drugs in the cancer therapeutic segment of the pharmaceutical industry, which is highly competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs that target various forms of cancer. We currently face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available. Moreover, there are a number of large pharmaceutical companies currently marketing and selling products to treat cancer, including Bristol-Myers Squibb Company, F. Hoffmann-La Roche Ltd., Novartis Pharma AG and Genentech, Inc. In addition to currently approved drugs, there are a significant number of drugs that are currently under development and may become available in the future for the treatment of various forms of cancer. We are also aware that there are a number of companies that are currently seeking to develop drug candidates directed to the same biological targets that our own drug candidates are designed to inhibit. Specifically, we believe that Kosan Biosciences, Biogen Idec Inc., Serenex, Inc., Vernalis plc (in collaboration with Novartis), Synta Pharmaceuticals Corp. and Abraxis Bioscience Inc. have preclinical and clinical stage development programs seeking to develop compounds that target Heat Shock Protein 90, or Hsp90, which is the target of our lead compound IPI-504. Curis, Inc. and Genentech have an early-stage clinical development collaboration seeking to develop drugs that target the Hedgehog signaling pathway, which is also being targeted by compounds we are developing. Abbott Laboratories, Gemin-X Biosciences and Ascenta Therapeutics are believed to be in early-stage development of compounds to target the Bcl-2 family of proteins, which is the target of one of our discovery programs.

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

Our business has a substantial risk of product liability claims. The defense of any product liability claim brought against us will divert management time and require significant expense.

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

We work with hazardous materials. Any claims relating to the improper handling, storage or disposal of these materials could be time consuming, costly, and affect how we conduct our business.

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

Risks Related to Intellectual Property

Our inability to protect our proprietary technologies could significantly harm our business and ability to commercialize our drug candidates successfully.

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

Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and the claim scope of these patents, our ability to maintain, obtain and enforce patents that may issue from any pending or future patent application is uncertain and involves complex legal, scientific and factual questions. The standards which the United States Patent and Trademark Office, or PTO, and its foreign counterparts use to grant patents are not always applied predictably or uniformly and are ultimately subject to change. To date, no consistent policy has emerged regarding the breadth of claims allowed in biotechnology and pharmaceutical patents. Thus, we cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us. Even if patents do issue, we cannot guarantee that the claims of these patents will be held valid or enforceable by a court of law or will provide us with any significant protection against competitive products or otherwise be commercially valuable. Accordingly, rights under any issued patents may not provide us with sufficient protection to afford us a commercial advantage against competitive products or processes.

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

In addition, we rely on intellectual property assignment agreements with our corporate partners, employees, consultants, scientific advisors and other collaborators to grant us ownership of new intellectual property that is developed. These agreements may not result in the effective assignment to us of that intellectual property. As a result, our ownership of key intellectual property could be compromised.

Patent interference, opposition or similar proceedings relating to our intellectual property portfolio are costly, and an unfavorable outcome could prevent us from commercializing our drug candidates.

Patent applications in the United States are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the PTO for the entire time prior to issuance as a U.S. patent. Similarly, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Consequently, we cannot be certain that we were the first to invent, or the first to file patent applications on, our drug candidates or their use as anti-cancer drugs or for other indications. In the event that a third party has also filed a U.S. patent application relating to our drug candidates or a similar invention, we may have to participate in interference proceedings declared by the PTO or the third party to determine priority of invention in the United States.

For example, we are aware of third parties who are actively researching ansamycin analogs that are similar to our lead candidate, IPI-504. These third parties have pending applications related to these analogs, but we have the first published application covering IPI-504. It is possible that an interference proceeding could be declared between our application covering IPI-504 and one or more of these third party applications. An adverse decision in an interference proceeding may result in the loss of rights under a patent or patent application. In addition, the cost of interference proceedings could be substantial.

Claims by third parties of intellectual property infringement would require us to spend time and money and could deprive us of valuable rights needed to develop or commercialize our drug candidates.

Our commercial success will depend on whether there are third party patents, patent applications and other intellectual property relevant to our potential products that may block or hinder our ability to develop and commercialize our drug candidates or processes. Furthermore, we may not have identified all U.S. and foreign patents or published applications that may affect our business either by blocking our ability to commercialize our drugs or by covering similar technologies that affect the applicable market. In addition, we may undertake research and development with respect to potential products even when we are aware of third party patents that may be relevant to such potential products, on the basis that we may challenge or license such patents. Although we are not currently aware of any litigation or other proceedings or third party claims of intellectual property infringement related to our drug candidates, the pharmaceutical industry is characterized by extensive litigation regarding patents and other intellectual property rights. Other parties may obtain patents and claim that the use of our technologies infringes these patents or that we are employing their proprietary technology without authorization. We could incur substantial costs and diversion of management and technical personnel in defending against any claims that the use of our technologies infringes upon any patents, or defending against any claim that we are employing any proprietary technology without authorization. The outcome of patent litigation is subject to uncertainties that cannot be adequately quantified in advance, including the demeanor and credibility of witnesses and the identity of the adverse party, especially in biotechnology related patent cases that may turn on the testimony of experts as to technical facts upon which experts may reasonably disagree. In the event of a successful claim of infringement against us, we may be required to:

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

We may undertake infringement or other legal proceedings against third parties, causing us to spend substantial resources on litigation and exposing our own intellectual property portfolio to challenge.

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

In order to protect our proprietary technology and processes, we rely in part on confidentiality agreements with our corporate partners, employees, consultants, outside scientific collaborators and sponsored researchers and other advisors. We require each of these individuals and entities to execute a confidentiality agreement at the commencement of a relationship with us. These agreements may not effectively prevent disclosure of confidential information, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information or other breaches of the agreements.

In addition, we rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. Trade secrets are, however, difficult to protect. Others may independently discover our trade secrets and proprietary information, and in such case we could not assert any trade secret rights against such party. Enforcing a claim that a party illegally obtained and is using our trade secrets is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. Costly and time-consuming litigation could be necessary to seek to enforce and determine the scope of our proprietary rights and could result in a diversion of management’s attention, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

If the owners of intellectual property we have licensed do not properly maintain or enforce the licensed intellectual property, our competitive position and business prospects may be harmed.

We have entered into license agreements that give us rights to third party intellectual property, and we may enter into similar agreements in the future. Our success will depend in part on the ability of any key licensors to obtain, maintain and enforce patent protection for their intellectual property, in particular those patents to which we have secured exclusive rights. Our licensors may not successfully prosecute the patent applications to which we are licensed. Even if patents issue in respect of these patent applications, our licensors may fail to maintain these patents, may decide not to pursue litigation against other companies that are infringing these patents, or may pursue such litigation less aggressively than we would. Without protection for the intellectual property we license, other companies might be able to offer substantially identical products for sale, which could adversely affect our competitive business position and harm our business prospects.

If we fail to obtain necessary or useful licenses to intellectual property, we could encounter substantial delays in the research, development and commercialization of our drug candidates.

We may decide to in-license technology that we deem necessary or useful for our business. We may not be able to obtain these licenses at a reasonable cost, or at all. If we do not obtain necessary licenses, we could encounter substantial delays in developing and commercializing our drug candidates while we attempt to develop alternative technologies, methods and drug candidates, which we may not be able to accomplish. Furthermore, if we fail to comply with our obligations under our third party license agreements, we could lose license rights that are important to our business.

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

The market price of our common stock could be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the results of our current and any future clinical trials of IPI-504 and our other drug candidates;

•	the results of preclinical studies and planned clinical trials of our discovery-stage and preclinical programs;

•	the entry into, or termination of, key agreements, including key strategic alliance agreements;

•	the results and timing of regulatory reviews relating to the approval of our drug candidates;

•	the initiation of, material developments in, or conclusion of litigation to enforce or defend any of our intellectual property rights;

•	failure of any of our drug candidates, if approved, to achieve commercial success;

•	general and industry-specific economic conditions that may affect our research and development expenditures;

•	the results of clinical trials conducted by others on drugs that would compete with our drug candidates;

•	issues in manufacturing our drug candidates or any approved products;

•	the loss of key employees;

•	the introduction of technological innovations or new commercial products by our competitors;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	future sales of, and the trading volume in, our common stock;

•	changes in the structure of health care payment systems; and

•	period-to-period fluctuations in our financial results.

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

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 requires us to incur substantial accounting and related expense and expend significant management efforts. We may need to hire additional accounting and financial staff to satisfy the ongoing requirements of Section 404. Moreover, if we are not able to comply with the requirements of Section 404, or if we or our independent registered public accounting firm identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the NASDAQ Global Market, the SEC or other regulatory authorities.

We do not anticipate paying cash dividends. Therefore, you must rely on stock appreciation for any return on your investment.

We anticipate retaining our earnings, if any, for future growth. Therefore, we do not anticipate paying cash dividends in the future. As a result, only appreciation of the price of our common stock will provide a return to stockholders. Investors seeking cash dividends should not invest in our common stock.

Anti-takeover provisions in our stockholder rights plan and in our charter and bylaws may prevent or frustrate attempts by stockholders to change the board of directors or current management and could make a third party acquisition of us difficult.

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

Item 1B.	Unresolved Staff Comments

There were no unresolved comments from the Staff of the U.S. Securities and Exchange Commission at December 31, 2006.

Item 2.	Properties

We lease a facility that contains approximately 67,000 square feet of laboratory and office space in Cambridge, Massachusetts. The lease has a term ending in December 2012. We believe that our current facilities are adequate for our needs for the foreseeable future. Should we require additional space, we believe that a suitable facility would be available to accommodate expansion of our operations on commercially reasonable terms.

Item 3.	Legal Proceedings

We are not a party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders, through solicitation of proxies or otherwise, during the last quarter of the year ended December 31, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Global Market under the symbol “INFI.” The following table sets forth the range of high and low sales prices on the NASDAQ Global Market of our common stock for the quarterly periods indicated, as reported by NASDAQ, all as adjusted for the 1-for-4 reverse stock split effected on September 12, 2006. Such quotations represent inter-dealer prices without retail mark up, mark down or commission and may not necessarily represent actual transactions.

	High	Low
Year Ended December 31, 2006:
Fourth Quarter	$15.74	$11.58
Third Quarter	17.05	10.32
Second Quarter	11.36	9.36
First Quarter	10.96	9.36

Year Ended December 31, 2005:
Fourth Quarter	$13.84	$8.96
Third Quarter	14.00	11.20
Second Quarter	14.16	11.16
First Quarter	19.04	12.40

Holders

As of February 28, 2007, there were 122 holders of record of our common stock.

Dividends

We have never paid cash dividends on our common stock, and we do not expect to pay any cash dividends in the foreseeable future.

Use of Proceeds

The registration statement (File No. 333-36638) for DPI’s initial public offering was declared effective by the SEC on July 27, 2000. DPI received net proceeds from the offering of approximately $94.7 million. From that date through the completion of the reverse merger on September 12, 2006, DPI used approximately $18.5 million of the net proceeds for acquisitions of companies, $6.0 million for prepaid µARCS royalties, $16.8 million for capital expenditures and $4.3 million for costs associated with restructuring. From the completion of the merger through December 31, 2006, we used approximately $6.3 million on our Hsp 90 and Hedgehog pathway inhibitor programs and for general corporate purposes.

Comparative Stock Performance Graph

The information included under the heading “Comparative Stock Performance Graph” included in Item 5 of this Annual Report on Form 10-K shall not be deemed to be “soliciting material” or subject to Regulation 14A or 14C, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.

The graph below shows a comparison of cumulative total stockholder returns from December 31, 2001 through December 31, 2006 for our common stock, the NASDAQ Stock Market (U.S. Companies) Index and the NASDAQ Biotechnology Index. The graph assumes that $100 was invested in our common stock and in each index on December 31, 2001, and that all dividends were reinvested. No cash dividends have been declared or paid on our common stock.

The stockholder returns shown on the graph below are not necessarily indicative of future performance, and we will not make or endorse any predictions as to future stockholder returns.

Comparison of 5-Year Cumulative Total Return

among Infinity Pharmaceuticals, Inc. (known as Discovery Partners International, Inc. prior to 9/12/06),

the NASDAQ Stock Market (U.S.) Index,

and the NASDAQ Biotechnology Index

Item 6:	Selected Financial Data

The following financial data should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report. As discussed elsewhere in this report, our financial statements for periods prior to the merger reflect the historical results of Old Infinity, and not DPI, and our financial statements subsequent to September 12, 2006 reflect the results of the combined company. Amounts below are in thousands, except for per share amounts.

	Year Ended December 31,
	2006	2005	2004	2003	2002
Statement of Operations Data:
Revenue	$18,494	$522	$—	$152	$—

Operating expenses:
Research and development	35,792	31,460	28,396	24,405	14,095
General and administrative	9,464	5,530	5,290	7,777	5,706
Restructuring expenses	—	—	—	1,296	—
Total costs and expenses	45,256	36,990	33,686	33,478	19,801
Loss from operations	(26,762)	(36,468)	(33,686)	(33,326)	(19,801)
Interest income (expense), net	953	99	(402)	(524)	175
Debt extinguishment charge	(1,551)	—	—	—	—
Loss before income taxes	(27,360)	(36,369)	(34,088)	(33,850)	(19,626)
Income taxes	(1,088)	—	—	—	—
Net loss	$(28,448)	$(36,369)	$(34,088)	$(33,850)	$(19,626)
Basic and diluted net loss per common share(1)	$(3.81)	$(17.01)	$(18.72)	$(26.33)	$(22.74)
Basic and diluted weighted average number of common shares outstanding(1)	7,463,426	2,138,331	1,821,285	1,285,863	862,933

(1)	Basic and diluted net loss per common share and weighted average shares outstanding were impacted by the conversion of preferred stock and issuance of common stock in connection with the DPI merger

	As of December 31,
	2006	2005	2004	2003	2002
Selected Balance Sheet Data:
Cash, cash equivalents and available-for-sale securities	$101,697	$10,946	$44,548	$52,517	$31,937
Working capital	121,264	2,468	38,051	47,391	27,363
Total assets	154,648	24,451	61,966	67,756	44,034
Long-term debt and capital leases	374	2,041	4,047	5,763	4,032
Accumulated deficit	(155,305)	(126,857)	(90,488)	(56,400)	(22,550)
Total stockholders’ equity	62,425	10,174	45,831	54,458	33,878

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. Some of the information contained in this discussion and analysis and set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the section titled “Risk Factors” in Part I of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

DPI Merger

On September 12, 2006, Discovery Partners International, Inc., or DPI, completed a merger with Infinity Pharmaceuticals, Inc., or IPI, pursuant to which a wholly-owned subsidiary of DPI merged with and into IPI. IPI was the surviving corporation in the merger, changed its name to Infinity Discovery, Inc., or Old Infinity, and became a wholly-owned subsidiary of DPI. In addition, we changed our name from Discovery Partners International, Inc. to Infinity Pharmaceuticals, Inc. and our ticker symbol on the NASDAQ Global Market to “INFI.”

Upon completion of the merger, our common stock was issued to Old Infinity stockholders, and we assumed all of the stock options, stock warrants and restricted stock of Old Infinity outstanding as of September 12, 2006. Immediately following the closing of the merger, former Old Infinity stockholders, option holders and warrant holders owned approximately 69% of the combined company on a fully-diluted basis and former DPI stockholders, option holders and warrant holders owned approximately 31% of the combined company on a fully-diluted basis. In addition, after completion of the merger, the business conducted by the combined company became the one operated by Old Infinity prior to completion of the merger.

Since former Old Infinity security holders owned, immediately following the merger, approximately 69% of the combined company on a fully-diluted basis and as a result of certain other factors, including that former Old Infinity directors constituted a majority of the combined company’s board of directors and all members of the combined company’s executive management were from Old Infinity, Old Infinity was deemed to be the acquiring company for accounting purposes and the transaction was accounted for as a reverse acquisition of assets and a recapitalization in accordance with accounting principles generally accepted in the United States. Accordingly, for all purposes, including SEC reporting, our financial statements for periods prior to the merger reflect the historical results of Old Infinity, and not DPI, and our financial statements for all subsequent periods reflect the results of the combined company. In addition, because the business conducted by the combined company became the one operated by Old Infinity prior to the completion of the merger, the discussion below describes the business of Old Infinity prior to completion of the merger and the business of the combined company after the merger.

Unless specifically noted otherwise, as used herein, the terms “Infinity”, “we,” “us” and “our” refer to the combined company after the merger and the business of Old Infinity prior to the merger, and “DPI” refers to the business of Discovery Partners International, Inc. prior to completion of the merger.

Business Overview

Our mission is to discover, develop, and deliver to patients best-in-class medicines for the treatment of cancer and related conditions. We have built a pipeline of innovative product candidates for multiple cancer indications, all of which represent proprietary applications of our expertise in small molecule drug technologies. In the near term, the key driver of our success will be our ability to successfully commence and complete clinical trials for our product candidates and advance the development of our discovery-stage research programs. In the longer term, the key driver of our success will be our ability to commercialize products based upon our proprietary technologies, either alone or together with our collaboration partners.

Our lead product candidate, IPI-504, is currently being studied in a Phase I clinical trial in patients with Gleevec®-refractory gastrointestinal stromal tumors, or GIST, as well as a Phase I/II clinical trial in patients with advanced non-small cell lung cancer, or NSCLC. We also have completed enrollment in and are analyzing data from our Phase I clinical trial of IPI-504 in patients with refractory multiple myeloma. To date, IPI-504 has been well-tolerated and we have seen promising evidence of biological activity in the GIST trial. We currently expect to initiate additional clinical trials of IPI-504 during 2007, including one or more Phase II clinical trials in the second half of the year in indications to be determined based on the preclinical and clinical data we generate, Phase I studies combining IPI-504 with existing approved therapies in earlier-line disease, and a human clinical trial of an oral formulation of IPI-504. IPI-504 is an inhibitor of heat shock protein 90, or Hsp90. Hsp90 is a molecule that maintains the structure and activity of specific proteins, known as “client proteins” of Hsp90. Many cancers result from specific mutations in these client proteins; Hsp90 enables those cancers to survive by allowing the client proteins to continue functioning.

Our next most advanced program is directed against the Hedgehog cell signaling pathway, which we refer to as the Hedgehog pathway. Normally, the Hedgehog pathway regulates tissue and organ formation during embryonic development. When abnormally activated during adulthood, however, the Hedgehog pathway is believed to play a central role in allowing the proliferation and survival of certain cancer-causing cells, and is implicated in many of the most deadly cancers. Our Hsp90 and Hedgehog pathway inhibitor programs are being pursued in collaboration with MedImmune, Inc., or MedImmune.

The goal of our third program, which is being undertaken in collaboration with the Novartis Institutes for BioMedical Research, or Novartis, is to identify small molecule compounds that inhibit the Bcl-2 family of proteins. These proteins are key regulators of programmed cell death, or apoptosis. Cancers that have higher than normal levels of Bcl-2 are believed to evade apoptosis and become increasingly resistant to chemotherapy. Using our proprietary small molecule drug discovery technologies, we have identified selective inhibitors of Bcl-2 and its related protein family member, Bcl-xL, and are performing lead optimization activities on these compounds.

We also have other research programs that target cancer and related conditions.

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

Collaboration Agreements

We have entered into a product development and commercialization agreement with MedImmune to jointly develop and commercialize novel small molecule cancer drugs, including IPI-504, targeting Hsp90, as well as those targeting the Hedgehog pathway. Under the terms of our agreement with MedImmune, we will share equally with MedImmune all development costs, as well as potential profits and losses, from any future marketed products. MedImmune made a non-refundable, up-front payment totaling $70 million to us in order to obtain co-exclusive rights to the Hsp90 and Hedgehog pathway development programs. In addition, we could receive up to $430 million in milestone payments if certain late-stage development and sales objectives are achieved for products resulting from the collaboration, such that total payments to us could equal $500 million. If any products are successfully developed under the collaboration, we have the right to co-promote these products in the United States, with our promotional costs being included among those that are shared under the collaboration. We may opt-out of a program under the collaboration, in which case we would receive a royalty on sales of products arising from the program, if any, instead of a share of profits and losses.

We have also entered into an alliance with Novartis to discover, develop and commercialize drugs targeting the Bcl family of proteins. Under our agreement with Novartis, Novartis has paid us a $15 million up-front license fee, an affiliate of Novartis has made a $5 million equity investment in us, and Novartis has committed to provide us research funding of approximately $10 million over the initial two-year research term, which expires in February 2008. Novartis has also agreed to make aggregate milestone payments of over $370 million if certain research, development and commercialization milestones are met for multiple products for multiple indications, such that total payments to us could exceed $400 million. In addition, we are entitled to receive royalties upon successful commercialization of any products developed under the alliance. The two companies will conduct joint research to identify molecules for clinical development. Once a clinical candidate is identified, we can participate in the clinical development of the candidate under specified conditions. This clinical development will be led and paid for by Novartis. Upon commercialization of any products developed under the collaboration, we have an option to co-detail Bcl-2 family inhibitors in the United States, with our detailing costs to be reimbursed by Novartis.

We have also entered into three technology access alliances relating to our diversity oriented synthesis technologies that have provided us with over $65 million in up-front license fees, equity payments and other near-term committed revenues and, with respect to one such alliance, potential milestone and royalty payments upon successful commercial development of select products resulting from the alliance partner’s use of the compounds to develop drug candidates. Pursuant to these alliances, Novartis International Pharmaceutical Ltd., or Novartis International, Amgen Inc., or Amgen, and Johnson & Johnson Pharmaceutical Research & Development, a division of Janssen Pharmaceutica N.V., or J&J, have each been granted non-exclusive rights to use subsets of our collection of diversity oriented synthesis compounds for use in their respective internal drug discovery programs.

Financial Overview

Revenue

All of our revenue to date has been derived from license fees, the reimbursement of research and development costs, and contract service revenue received from our collaboration partners. Where the agreement with a collaboration partner, such as our agreement with Novartis, provides that the partner will provide research funding for our research and development efforts, we recognize this cost reimbursement as revenue in the period earned. In the future, we may generate revenue from a combination of product sales, research and development support services and milestone payments in connection with strategic relationships, and royalties resulting from the sales of products developed under licenses of our intellectual property. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of license fees, research and development reimbursement, milestone and other payments received under our collaborative or strategic relationships, and the amount and timing of payments that we receive upon the sale of our products, to the extent any are successfully commercialized. If we fail to complete the development of our drug candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

Research & Development Expense

Since inception, we have focused on drug discovery and development programs, with particular emphasis on cancer drugs. We currently have three lead programs in research and development:

•	IPI-504, which is currently being studied in Phase I clinical trials for the treatment of refractory GIST and advanced NSCLC;

•	a program seeking to develop candidate compounds directed against the Hedgehog pathway; and

•	our Bcl-2 program.

The IPI-504 and Hedgehog pathway inhibitor programs are being conducted in collaboration with MedImmune and the Bcl-2 program is being conducted in collaboration with Novartis.

Our research and development expense primarily consists of the following:

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

General & Administrative Expense

General and administrative expense primarily consists of salaries and other related costs for personnel in executive, finance, accounting, legal, business development, information technology infrastructure, corporate communications and human resources functions. Other costs include facilities costs not otherwise included in research and development expense and professional fees for legal and accounting services. General and administrative expense also consists of the costs of maintaining and overseeing our intellectual property portfolio, which include the salaries of in-house patent counsel, the cost of external counsel and the associated filing and maintenance fees.

Other Income & Expense

Interest expense and other interest and investment income primarily consist of interest earned on cash, cash equivalents and available-for-sale securities, net of interest expense, and amortization of warrants.

Critical Accounting Policies and Significant Judgments and Estimates

The following discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, accrued drug development costs and assumptions in the valuation of stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.

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

The terms of these research collaboration agreements may include payment to us of non-refundable up-front license fees, funding or reimbursement of research and development efforts, milestone payments if specified objectives are achieved, and/or royalties on product sales. We divide agreements containing multiple elements into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the collaborative partner and whether there is objective and reliable evidence of fair value of the undelivered obligation(s). For these agreements, we allocate the consideration that we receive among the separate units based on their respective fair values or the residual method, and we apply the applicable revenue recognition criteria to each of the separate units.

We recognize revenues from non-refundable, up-front license fees on a straight-line basis over the contracted or estimated period of performance, which is typically the research or development term. We recognize research and development funding as earned over the period of effort. We regularly consider whether events warrant a change in the estimated period of performance under an agreement. Such a change would cause us to modify the period of time over which we recognize revenues from the up-front license fees paid to us under that agreement and would, in turn, result in changes in our quarterly and annual results. To date, we have not made any such changes.

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

We will recognize royalty revenue, if any, based upon actual and estimated net sales of licensed products in licensed territories as provided by the licensee, and in the period the sales occur. We have not recognized any royalty revenues to date.

We exercise our judgment in determining whether an agreement contains multiple elements and, if so, how much revenue is allocable to each element. In addition, we exercise our judgment in determining when our significant obligations have been met under such agreements and the specific time periods over which we recognize revenue, such as non-refundable, up-front license fees. To the extent that actual facts and circumstances differ from our initial judgments, our revenue recognition with respect to such transactions would change accordingly and any such change could affect our reported operating results.

Research and Development Expense

Research and development expense consists of expenses incurred in performing research and development activities. We expense research and development costs as they are incurred. We have entered into certain collaboration agreements in which expenses are shared with the collaborator, and others in which we are reimbursed for work performed on behalf of the collaborator. We record all of these expenses as research and development expense. If the arrangement is a cost-sharing arrangement and there is a period during which we receive payments from the collaborator, we record payments from the collaborator for its share of the development effort as a reduction of research and development expense. If the arrangement is a cost-sharing arrangement and there is a period during which we make payments to the collaborator, we will record our payments to the collaborator for its share of the development effort as additional research and development expense. If the arrangement provides for reimbursement of research and development expenses, we record the reimbursement as revenue. Our collaboration with MedImmune is a cost-sharing arrangement; our collaboration with Novartis provides for the reimbursement of our research and development expenses.

Accrued Drug Development Costs

As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves identifying services that have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date. Examples of services for which we must estimate accrued expenses include contract service fees paid to contract manufacturers in conjunction with the production of clinical drug supplies and to contract research organizations and clinical trial sites in connection with preclinical studies and clinical trials. In connection with these service fees, our estimates are most affected by our understanding of the status and timing of services provided. The majority of our service providers invoice us in arrears for services performed. In the event that we do not identify certain costs that have been incurred by our service providers, or if we over- or underestimate the level of services performed or the costs of such services in any given period, our reported expenses for such period would be too low or too high. We often rely on subjective judgments to determine the date on which certain services commence, the extent of services performed on or before a given date, and the cost of such services. We make these judgments based upon the facts and circumstances known to us. To date, we have been able to reasonably estimate these costs. As the activities being performed by external service providers increase, such as for additional clinical trials and drug manufacturing activities, it will become increasingly difficult for us to estimate these costs, and our estimates of expenses for future periods may, consequently, be over- or underaccrued.

Stock-Based Compensation

We adopted Financial Accounting Standards Board Statement No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), as of January 1, 2006 using the modified prospective method. SFAS No. 123(R) revises FAS Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and amends FAS Statement No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires companies to expense the fair value of employee stock options and other equity compensation.

Through December 31, 2005, we elected to follow APB 25 and related interpretations in accounting for our share-based compensation plans for employees, rather than the alternative fair value method provided for under SFAS No. 123. Accordingly, when options granted to employees had an exercise price equal to the fair market value on the date of grant, no compensation expense was recognized in our financial statements, and we disclosed in the notes to our financial statements pro forma disclosures in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (an amendment of SFAS No. 123). Through December 31, 2005, we accounted for transactions in which services are received from non-employees in exchange for equity instruments based on the fair value of such services received or of the equity instruments issued, whichever is more reliably measured, in accordance with SFAS No. 123 and EITF Issue No. 96-18, “Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Accounting for equity instruments granted or sold by us under APB 25, SFAS No. 123, SFAS No. 123(R) and EITF Issue No. 96-18 requires fair value estimates of the equity instrument granted or sold. If our estimates of the fair value of these equity instruments are too high or too low, our expenses may be over- or understated.

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

From December 31, 2005 until the closing of the merger, in addition to the foregoing factors, the board of directors considered contemporaneous estimations of the fair value of our common stock using the Probability-Weighted Expected Return method, as of December 31, 2005, and again as of March 10, 2006 to estimate the increase in our value created by our collaboration with Novartis. These valuation analyses and the resulting estimates of our enterprise value were based on the market valuation method, specifically the guideline company approach. The enterprise value was allocated to the different classes of our equity instruments using the Probability-Weighted Expected Return method. Upon the announcement of the proposed merger on April 11, 2006, the board of directors began considering the price of DPI’s common stock in determining fair market value.

We use our judgment in determining the fair value of our common stock, including in selecting the inputs we use in the Black-Scholes valuation model. Equity instrument valuation models are by their nature highly subjective. Any significant changes in any of our judgments, including those used to select the inputs for the Black-Scholes valuation model, could have a significant impact on the fair value of the equity instruments granted or sold and the associated compensation charge, if any, we record in our financial statements.

Results of Operations

Comparison of the Years Ended December 31, 2006 and 2005

The following table summarizes our results of operations for the years ended December 31, 2006 and 2005, in thousands, together with the change in each item in dollars and as a percentage.

	For the Years Ended December 31,
	2006	2005	$ Change	% Change
Revenue	$18,494	$522	$17,972	3,443%
Research and development expense	(35,792)	(31,460)	(4,332)	14%
General and administrative expense	(9,464)	(5,530)	(3,934)	71%
Interest expense	(1,507)	(784)	(723)	92%
Interest and investment income	2,460	883	1,577	179%
Debt extinguishment charge	(1,551)	—	(1,551)	N/A
Income taxes	(1,088)	—	(1,088)	N/A

Revenue

Our revenue during the year ended December 31, 2006 consisted of approximately:

•	$3.3 million associated with the amortization of the up-front license fee received from MedImmune upon entry into our strategic alliance in August 2006;

•	$2.5 million in license fees received upon the amendment of our technology access agreement with Amgen in July 2006;

•

$3.1 million related to the amortization of the non-refundable license fee, and $4.1 million related to the reimbursable research and development services we performed, under our Bcl-2 collaboration entered into with Novartis in February 2006;

•	$4.5 million related to the delivery of compounds to Novartis International under our technology access agreement, and

•	$1.0 million related to the delivery of compounds to J&J under our technology access agreement.

Our revenue during the year ended December 31, 2005 related entirely to the delivery of compounds to J&J under our technology access agreement.

Research and Development Expense

Research and development expenses represented approximately 79% and 85% of our total operating expenses for the years ended December 31, 2006 and 2005, respectively.

The increase in research and development expenses for the year ended December 31, 2006 as compared to the year ended December 31, 2005 is primarily attributable to:

•	an increase of $3.4 million in compensation and benefits, including SFAS No. 123(R) stock-based compensation, for our research and development personnel; and

•	an increase of $3.3 million in external costs for toxicology studies and clinical trials of IPI-504 and our Hedgehog pathway inhibitor compounds.

During the year ended December 31, 2006, our research and development expense includes a credit of approximately $4.0 million attributable to amounts reimbursable by MedImmune under the cost-sharing provisions of our collaboration agreement, as well as a $0.9 million asset impairment charge taken in the fourth quarter of 2006 with respect to certain laboratory equipment that we are no longer using.

We began to track and accumulate costs by major program starting on January 1, 2006. Our major research and development costs prior to December 31, 2005 were largely related to IPI-504. During the year ended December 31, 2006, we estimate that we incurred the following expenses by program. These expenses primarily relate to payroll and related expenses for personnel working on the programs, drug development and manufacturing, preclinical toxicology studies and clinical trial costs. In addition, for the IPI-504 and Hedgehog pathway inhibitor programs, these expenses include a credit of approximately $4.0 million attributable to amounts reimbursable by MedImmune following entry into our collaboration agreement in August 2006.

Program	Year Ended December 31, 2006
IPI-504	$7.6 million
Hedgehog Pathway Inhibitors	$8.0 million
Bcl	$4.2 million

We do not believe that the historical costs associated with our lead drug development programs are indicative of the future costs associated with these programs or represent what any other future drug development program we initiate may cost. For example, while we expect our research and development expenses to increase as our programs progress through preclinical and clinical development, those expenses attributable to the IPI-504 and Hedgehog pathway programs will be shared equally with MedImmune in future periods. Further, there is significant uncertainty regarding our ability to successfully develop any drug candidates. These risks include the uncertainty of:

•	the scope, rate of progress and cost of our clinical trials of IPI-504 and any other clinical trials that we may commence in the future;

•	the scope, rate and progress of our preclinical studies and other research and development activities;

•	clinical trial results;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights relating to our programs under development;

•	the terms and timing of any strategic alliance, licensing and other arrangements that we have or may establish in the future relating to our programs under development;

•	the cost and timing of regulatory approvals;

•	the cost of establishing clinical supplies of any product candidates; and

•	the effect of competing technological and market developments.

A further discussion of some of the risks and uncertainties associated with completing our drug development programs on schedule, or at all, and the potential consequences of failing to do so, are set forth in Part I of this report under the heading “Risk Factors.”

Because of the risks inherent in drug discovery and development, we cannot reasonably estimate or know:

•	the nature, timing and estimated costs of the efforts necessary to complete the development of our programs;

•	the anticipated completion dates of these programs; or

•	the period in which material net cash inflows are expected to commence, if at all, from the programs described above and any potential future product candidates.

Any failure by us or one of our strategic alliance partners to complete any stage of the development of any potential products in a timely manner could have a material adverse effect on our results of operations and financial position.

General and Administrative Expense

The increases in general and administrative expense for the year ended December 31, 2006 as compared to year ended December 31, 2005 are primarily attributable to:

•

an increase of $1.9 million in compensation and benefits, including SFAS No. 123(R) compensation expense for general and administrative employees, and new employees we hired in anticipation of becoming a public company; and

•

an increase of $1.9 million in outside service fees, including audit, legal and consulting, primarily related to our becoming a public company and becoming compliant with Section 404 of the Sarbanes-Oxley Act.

We anticipate that our general and administrative expense will increase in future periods as a consequence of our operation as a public company, including costs incurred in connection with maintaining compliance with the Sarbanes-Oxley Act, hiring of additional personnel, and investor relations activities. We also expect to incur internal and external business development costs, which may vary from period to period.

Interest Expense

Interest expense increased in the year ended December 31, 2006 as compared to the year ended December 31, 2005 primarily as a result of borrowings made in 2006 under our debt facilities with Oxford Finance Corporation, or Oxford, and Horizon Technology Funding Company LLC, or Horizon. We repaid in full all of our outstanding debt to Oxford and Horizon in December 2006.

Interest and Investment Income

Interest and investment income increased in the year ended December 31, 2006 as compared to the year ended December 31, 2005 primarily as a result of our higher balance of cash and available-for-sale securities at

December 31, 2006. The increased cash and available-for-sale securities balance is primarily attributable to amounts we received upon completion of the merger, up-front license fees received from MedImmune and Novartis in connection with our collaborations, and proceeds from the issuance of preferred stock.

Debt Extinguishment Charge

In connection with the early retirement of our outstanding indebtedness to Oxford and Horizon in December 2006, we recorded a debt extinguishment charge of approximately $1.6 million. This debt extinguishment charge represents the write-off of the unamortized portion of the warrants that we issued to Oxford and Horizon when we originally entered into these debt facilities, as well as the 4% prepayment penalty.

Income Taxes

Our income tax expense of approximately $1.1 million for the year ended December 31, 2006 relates to the alternative minimum tax driven by new collaborations we entered into during the year ended December 31, 2006. We do not expect to incur income tax expense in 2007.

Comparison of the Years Ended December 31, 2005 and 2004

The following table summarizes our results of operations for the years ended December 31, 2005 and 2004, in thousands, together with the change in each item in dollars and as a percentage.

	Years Ended December 31
	2005	2004	$ Change	% Change
Revenue	$522	$—	$522	N/A
Research and development expense	(31,460)	(28,396)	(3,064)	11%
General and administrative expense	(5,530)	(5,290)	(240)	5%
Interest expense	(784)	(1,005)	221	(22)%
Interest and investment income	883	603	280	46%

Revenue

Revenue for the year ended December 31, 2005 related entirely to the delivery of compounds to J&J under our technology access agreement. We recorded no revenue during the year ended December 31, 2004.

Research and Development Expense

The increase in research and development expense for the year ended December 31, 2005 as compared to the year ended December 31, 2004 is primarily attributable to:

•

an increase of $2.4 million for external costs of clinical trials related to IPI-504 and toxicology studies primarily related to IPI-504 and Hedgehog pathway inhibitor product candidates and manufacturing for preclinical testing and/or clinical trials of IPI-504 and Hedgehog pathway inhibitor product candidates;

•

an increase of $0.6 million for personnel costs, research supplies and other costs related to research and development activities, including laboratory equipment-related expenses and research and development facilities.

General and Administrative Expense

The increase in general and administrative expense for the year ended December 31, 2005 as compared to the year ended December 31, 2004 is primarily attributable to:

•	an increase of $0.1 million for personnel costs and related expenses; and

•	an increase of $0.2 million for legal, intellectual property and trademark costs and investor relations cost.

Interest Expense

Interest expense decreased during the year ended December 31, 2005 as compared to the year ended December 31, 2004 primarily as a result of our repayment during 2005 of outstanding principal amounts under our debt facilities.

Interest and Investment Income

Interest and investment income increased in the year ended December 31, 2005 as compared to the year ended December 31, 2004 primarily due to higher yields earned on our investments due to an increase in interest rates. These yields were slightly offset by lower average balances of cash, cash equivalents and investments in 2005.

Liquidity and Capital Resources

We have not generated any revenue from the sale of drugs to date, and we do not expect to generate any such revenue for the next several years, if at all. We have instead relied on the proceeds from sales of equity securities, interest on investments, license fees, expense reimbursement under our collaborations, contract service payments and debt to fund our operations. Because our product candidates are at an early stage of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability.

Our cash, cash equivalents, available-for-sale securities and working capital are as follows:

	December 31, 2006	December 31, 2005
Cash, cash equivalents and available-for-sale securities	$101,696,784	$10,945,928
Working capital	$121,264,233	$2,467,632

	Years ended December 31,
	2006	2005	2004
Cash provided by (used in):
Operating activities	$9,655,707	$(27,889,468)	$(29,471,633)
Investing activities	13,439,769	16,129,472	5,585,988
Financing activities	41,609,247	(3,431,127)	24,925,170
Capital expenditures (included in investing activities above)	(946,565)	(2,348,250)	(3,461,171)

Cash Flows

The principal use of cash in operating activities in all of the periods presented was the funding of our net loss. Cash flows from operations can vary significantly due to various factors, including changes in accounts receivable and unbilled accounts receivable, as well as changes in accounts payable, accrued expenses and deferred revenue. In September 2006, we received $35.0 million from MedImmune, representing one-half of the up-front license payment related to our collaboration agreement. In February 2006, we received a $15.0 million up-front license payment related to our collaboration agreement with Novartis. Other significant working capital changes during the year ended December 31, 2006 were primarily due to the unbilled receivable of $35.0 million for the second tranche of the MedImmune up-front license payment due in January 2007 and deferred revenue for the full $70.0 million MedImmune up-front license payment less the $3.3 million recognized as revenue during the year.

During the year ended December 31, 2006, we completed the merger with DPI, which resulted in proceeds of $40.1 million in cash and $40.5 million in available-for-sale securities. We also received $5.0 million in proceeds from the issuance of preferred stock. We borrowed $15.0 million from Oxford and Horizon during the year ended December 31, 2006. These amounts were offset by $18.8 million in principal payments under our debt facilities during 2006, including the early retirement of our outstanding indebtedness to Oxford and Horizon in December 2006.

We believe that our cash and cash equivalents at December 31, 2006, together with the $35.0 million payment that we received from MedImmune in early January 2007, will be sufficient to support our current operating plan, including planned increases in research and development and general and administrative expenses, through at least December 31, 2009. Our currently-planned operating and capital requirements primarily include the need for working capital to, among other things:

•	continue clinical development of an intravenous formulation of IPI-504;

•	perform preclinical work on, and commence clinical development of, an oral formulation of IPI-504;

•	perform preclinical work on, and commence clinical development of, compounds from our Hedgehog pathway inhibitor program; and

•	advance our additional discovery programs.

Our future operating plan may change, however, as a result of many factors, including:

•	the progress and results of clinical trials of IPI-504 and preclinical studies of an oral formulation of IPI-504;

•

the results of discovery-stage research and preclinical studies of potential Hedgehog pathway inhibitors, the results of discovery-stage research for Bcl-2 inhibitor compounds and other programs, and our decision to initiate clinical trials if supported by preclinical results;

•	our ability to maintain our strategic alliances with MedImmune and Novartis;

•	our ability to meet our compound delivery obligations to Novartis International;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our drug candidates;

•	the cost of acquiring raw materials for, and of manufacturing, our drug candidates;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patents, and other patent-related costs, including litigation costs;

•	the costs of increasing our clinical research, medical and regulatory affairs and drug safety functions;

•	the costs of establishing sales and marketing functions and of establishing commercial manufacturing arrangements if any drug candidates are approved;

•	our needs for office and laboratory facilities and our ability to continue subleasing excess space;

•	the costs required to satisfy our obligations under our alliance with MedImmune;

•	the timing and receipt of milestone payments under our collaboration agreements; and

•	the timing, receipt and amount of sales, profits or royalties on future products, if any.

We will require substantial additional cash to fund expenses that we expect to incur in the long term in connection with planned preclinical and clinical testing, regulatory review, manufacturing and sales and marketing efforts. We may seek additional capital through a combination of private and public equity offerings, debt financings, strategic alliances and licensing arrangements. Such additional financing may not be available when we need it or may not be available on terms that are favorable to us. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms may include liquidation or other preferences that adversely affect their rights as stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through strategic alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or drug candidates, or grant licenses on terms that are not favorable to us. If we are unable to obtain adequate financing on a timely basis, we could be required to:

•	curtail significant discovery-stage drug discovery programs that are designed to identify new drug candidates; and/or

•	relinquish rights to drug candidates or development programs that we may otherwise seek to develop or commercialize ourselves or jointly with our collaborative partners.

Contractual Obligations

As of December 31, 2006, we had the following contractual obligations:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	2007	2008	2009	2010	2011	2012 and beyond
Equipment loans and capital leases, including interest	$1,876	$1,489	$387	$—	$—	$—	$—
Software contract obligation	450	150	150	150	—	—	—
Accrued payment to strategic alliance partner	1,020	1,020	—	—	—	—	—
Operating lease obligations	27,500	4,317	4,447	4,580	4,718	4,859	4,579

Total contractual cash obligations	$30,846	$6,976	$4,984	$4,730	$4,718	$4,859	$4,579

Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet financing activities, including the use of structured finance, special purpose entities or variable interest entities.

Inflation

We do not believe that inflation has had a significant impact on our revenues or results of operations since inception.

Item 7A:	Quantitative and Qualitative Disclosures about Market Risk

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

A hypothetical 100 basis point increase in interest rates would result in an approximate $108,000 decrease in the fair value of our investments as of December 31, 2006 and an approximate $1,800 decrease in the fair value of our investments as of December 31, 2005. We have the ability to hold our fixed income investments until maturity and, therefore, we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 8:	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Infinity Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Infinity Pharmaceuticals, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Infinity Pharmaceuticals, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Infinity Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts

March 8, 2007

INFINITY PHARMACEUTICALS, INC.

Consolidated Balance Sheets

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$74,147,479	$9,442,756
Available-for-sale securities	27,549,305	1,503,172
Accounts receivable	1,409,646	—
Unbilled accounts receivable	40,725,164	—
Notes receivable from employees	87,257	96,007
Prepaid expenses and other current assets	2,179,702	1,493,508

Total current assets	146,098,553	12,535,443

Property and equipment, net	6,539,930	9,899,657
Notes receivable from employees	104,642	117,023
Restricted cash	1,578,699	1,501,576
Deferred financing costs	—	102,160
Other assets	326,058	295,252

Total assets	$154,647,882	$24,451,111

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$892,184	$659,285
Accrued expenses	8,829,206	4,662,480
Deferred revenue	13,750,000	1,028,250
Current portion of long-term debt and capital leases	1,362,930	3,717,796

Total current liabilities	24,834,320	10,067,811

Deferred revenue, less current portion	64,791,667	—
Other liabilities	2,222,735	2,167,974
Long-term debt and capital leases, less current portion	374,205	2,041,348

Total liabilities	92,222,927	14,277,133

Stockholders’ equity:
Preferred Stock, $.001 par value; 1,000,000 shares authorized, no shares issued and outstanding at December 31, 2006 and 2005	—	—
Series A Convertible Preferred Stock, $.001 par value; 1,767,375 shares authorized, and 1,597,510 shares issued and outstanding (liquidation preference $12,202,498), at December 31, 2005	—	1,598
Series B Convertible Preferred Stock, $.001 par value; 6,794,617 shares authorized, and 5,279,428 shares issued and outstanding (liquidation preference $73,025,010), at December 31, 2005	—	5,279
Series C Convertible Preferred Stock, $.001 par value; 2,894,972 shares authorized, and 2,894,972 shares issued and outstanding (liquidation preference $50,000,004), at December 31, 2005	—	2,895
Common Stock, $.001 par value; 100,000,000 shares authorized, and 19,523,243 shares issued and outstanding, at December 31, 2006; 17,687,111 shares authorized, and 2,726,374 shares issued and outstanding, at December 31, 2005	19,523	2,726
Additional paid-in capital	219,110,907	137,066,851
Treasury stock, at cost	(1,323,810)	—
Accumulated deficit	(155,305,106)	(126,857,133)
Deferred stock compensation	—	(46,197)
Accumulated other comprehensive loss	(76,559)	(2,041)

Total stockholders’ equity	62,424,955	10,173,978

Total liabilities and stockholders’ equity	$154,647,882	$24,451,111

The accompanying notes are an integral part of these consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Consolidated Statements of Operations

	Years Ended December 31,
	2006	2005	2004
Collaborative research and development revenue	$18,494,558	$521,750	$—

Operating expenses:
Research and development	35,792,278	31,459,596	28,396,188
General and administrative	9,464,283	5,530,046	5,289,931

Total operating expenses	45,256,561	36,989,642	33,686,119

Loss from operations	(26,762,003)	(36,467,892)	(33,686,119)

Other income (expense):
Interest expense	(1,507,102)	(784,290)	(1,004,590)
Debt extinguishment charge	(1,550,860)	—	—
Interest and investment income	2,459,952	882,954	602,859

Total other income (expense)	(598,010)	98,664	(401,731)

Loss before income taxes	(27,360,013)	(36,369,228)	(34,087,850)
Income taxes	(1,087,960)	—	—

Net loss	$(28,447,973)	$(36,369,228)	$(34,087,850)

Basic and diluted net loss per common share	$(3.81)	$(17.01)	$(18.72)

Basic and diluted weighted average number of common shares outstanding	7,463,426	2,138,331	1,821,285

The accompanying notes are an integral part of these consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2006	2005	2004
Operating activities
Net loss	$(28,447,973)	$(36,369,228)	$(34,087,850)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	3,416,774	3,746,238	3,738,486
Stock-based compensation	1,974,731	172,042	235,853
Write-off of warrants associated with debt extinguishment	950,860	—	—
Loan forgiveness	114,830	89,139	44,087
Loss (gain) on sale of property and equipment	16,518	(1,821)	13,403
Impairment loss on fixed assets	873,000	—	—
Amortization of warrants	269,937	122,921	127,007
Interest income on restricted cash	(77,123)	(40,501)	(20,835)
Interest income on employee loans	(6,492)	(7,418)	(8,983)
Changes in operating assets and liabilities:
Accounts receivable and unbilled accounts receivable	(42,134,810)	2,500,000	(2,500,000)
Prepaid expenses and other assets	(2,349,627)	31,660	(306,636)
Accounts payable	(3,919,471)	(184,810)	363,054
Accrued expenses and other liabilities	1,461,136	2,574,060	430,781
Deferred revenue	77,513,417	(521,750)	2,500,000

Net cash provided by (used in) operating activities	9,655,707	(27,889,468)	(29,471,633)

Investing activities
Purchases of property and equipment	(946,565)	(2,348,250)	(3,461,171)
Proceeds from sale of property and equipment	—	21,084	83,615
Purchases of available-for-sale securities	(1,745,374)	(16,909,362)	(15,979,456)
Sales and maturities of available-for-sale securities	16,131,708	35,366,000	24,943,000

Net cash provided by investing activities	13,439,769	16,129,472	5,585,988

INFINITY PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows—(Continued)

	Years Ended December 31,
	2006	2005	2004
Financing activities
Cash proceeds from reverse acquisition of assets of DPI	40,113,005	—	—
Proceeds from sale of Series C Convertible Preferred Stock, net of issuance costs	—	(13,546)	24,984,078
Proceeds from sale of Series D Convertible Preferred Stock	5,000,000	—	—
Proceeds from issuances of common stock	864,614	342,401	96,271
Repurchase of common stock	(287,588)	(44,378)	(34,671)
Release of restricted cash	—	—	204,530
Proceeds from equipment loan and other debt	15,000,000	1,959,622	3,892,972
Payments on equipment loan and other debt	(18,849,379)	(5,431,465)	(4,454,246)
Capital lease financing	—	43,371	306,050
Capital lease payments	(144,196)	(125,567)	(39,111)
Repayment of employee loans	7,791	20,435	65,108
New employee loans	(95,000)	(182,000)	(95,811)

Net cash provided by (used in) financing activities	41,609,247	(3,431,127)	24,925,170

Net increase (decrease) in cash and cash equivalents	64,704,723	(15,191,123)	1,039,525
Cash and cash equivalents at beginning of period	9,442,756	24,633,879	23,594,354

Cash and cash equivalents at end of period	$74,147,479	$9,442,756	$24,633,879

Supplemental cash flow disclosure
Interest paid	$1,235,310	$692,673	$896,517

The accompanying notes are an integral part of these consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Consolidated Statements of Stockholders’ Equity

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2003	1,597,510	$1,598	5,279,428	$5,279	1,447,486	$1,447	2,304,472	$2,304	$111,056,626	$(19,660)	$(56,400,055)	$(186,686)	$(2,938)	$54,457,915
Issuance of Series B warrants in connection with the equipment line									77,807					77,807
Issuance of Series C Convertible Preferred Stock, net of issuance costs ($15,928)					1,447,486	1,448			24,982,630					24,984,078
Issuance of restricted stock and exercise of stock options							323,513	324	95,947					96,271
Restricted stock issued in prior years that vested in the year									162,164					162,164
Repurchase and retirement of common stock							(102,668)	(103)	(54,228)	19,660				(34,671)
Stock compensation expense—modification of an award									7,460			4,628		12,088
Amortization of stock compensation expense									(20,164)			100,612		80,448
Compensation expense on variable stock awards									127,260					127,260
Comprehensive loss:
Unrealized loss on marketable securities													(44,699)	(44,699)
Net loss											(34,087,850)			(34,087,850)

Comprehensive loss														(34,132,549)

Balance at December 31, 2004	1,597,510	$1,598	5,279,428	$5,279	2,894,972	$2,895	2,525,317	$2,525	$136,435,502	$—	$(90,487,905)	$(81,446)	$(47,637)	$45,830,811

Issuance of Series B warrants in connection with the equipment line									38,755					38,755
Issuance costs related to Series C Convertible Preferred Stock									(13,546)					(13,546)
Issuance of restricted stock and exercise of stock options							226,869	227	342,166					342,393
Restricted stock issued in prior years that vested in the year									171,533					171,533
Repurchase and retirement of common stock							(25,812)	(26)	(44,352)					(44,378)
Stock compensation expense—modification of an award									1,046					1,046
Amortization of stock compensation expense												35,249		35,249
Compensation expense on variable stock awards									135,747					135,747
Comprehensive loss:
Unrealized gain on marketable securities													45,596	45,596
Net loss											(36,369,228)			(36,369,228)

Comprehensive loss														(36,323,632)

Balance at December 31, 2005	1,597,510	$1,598	5,279,428	$5,279	2,894,972	$2,895	2,726,374	$2,726	$137,066,851	$—	$(126,857,133)	$(46,197)	$(2,041)	$10,173,978

INFINITY PHARMACEUTICALS, INC.

Consolidated Statements of Stockholders’ Equity—(Continued)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2005	1,597,510	$1,598	5,279,428	$5,279	2,894,972	$2,895	$—	$—	2,726,374	$2,726	137,066,851	$—	$(126,857,133)	$(46,197)	$(2,041)	$10,173,978
Issuance of Series D Convertible Preferred Stock							266,313	266			4,999,734					5,000,000
Exercise of stock options									133,152	133	864,481					864,614
Restricted stock issued in prior years that vested in the year											127,047					127,047
Repurchase of common stock												(287,588)				(287,588)
Retirement of common stock									(2,771)	(3)	(4,984)	4,987				—
Conversion of preferred stock and issuance of common stock for reverse acquisition of assets of DPI	(1,597,510)	(1,598)	(5,279,428)	(5,279)	(2,894,972)	(2,895)	(266,313)	(266)	16,664,940	16,665	73,012,884	(1,041,209)				71,978,302
Stock-based compensation expense											1,974,731					1,974,731
Issuance of Series B warrants in connection with long-term debt											1,116,360					1,116,360
Exercise of warrants									1,548	2						2
Reversal of deferred compensation upon adoption of SFAS 123(R)											(46,197)			46,197		—
Comprehensive loss:
Unrealized loss on marketable securities															(74,518)	(74,518)
Net loss													(28,447,973)			(28,447,973)

Comprehensive loss																(28,522,491)

Balance at December 31, 2006	—	$—	—	$—	—	$—	—	$—	19,523,243	$19,523	$219,110,907	$(1,323,810)	$(155,305,106)	$—	$(76,559)	$62,424,955

The accompanying notes are an integral part of these consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements

1. Organization

On September 12, 2006, we completed our reverse merger in which a wholly-owned subsidiary of Discovery Partners International, Inc., or DPI, merged with Infinity Pharmaceuticals, Inc., or IPI, such that IPI became a wholly-owned subsidiary of DPI. We refer to this transaction as the merger. Immediately following the merger, IPI changed its name to Infinity Discovery, Inc., which we refer to as Old Infinity. In addition, DPI changed its name to Infinity Pharmaceuticals, Inc., or Infinity, and its ticker symbol on the NASDAQ Global Market to “INFI.” As used throughout these consolidated financial statements, “Infinity,” “we,” “us,” or “our” refers to the business of the combined company after the merger and the business of Old Infinity prior to the merger. As used throughout these consolidated financial statements, “DPI” refers to the business of Discovery Partners International, Inc. prior to completion of the merger.

Upon completion of the merger, Infinity common stock was issued to Old Infinity stockholders, and Infinity assumed all of the stock options, stock warrants and restricted stock of Old Infinity outstanding as of September 12, 2006. Immediately following the closing of the merger, former Old Infinity stockholders, option holders and warrant holders owned approximately 69% of the combined company on a fully-diluted basis and former DPI stockholders, option holders and warrant holders owned approximately 31% of the combined company on a fully-diluted basis. In addition, after completion of the merger, the business conducted by the combined company became the one operated by Old Infinity prior to completion of the merger.

Since former Old Infinity security holders owned, immediately following the merger, approximately 69% of the combined company on a fully-diluted basis and as a result of certain other factors, including that former Old Infinity directors constituted a majority of the combined company’s board of directors and all members of the combined company’s executive management were from Old Infinity, Old Infinity was deemed to be the acquiring company for accounting purposes and the transaction was accounted for as a reverse acquisition of assets and a recapitalization in accordance with accounting principles generally accepted in the United States. These financial statements reflect the historical results of Old Infinity prior to the merger and that of the combined company following the merger, and do not include the historical financial results of DPI prior to the completion of the merger. Stockholders’ equity has been retroactively restated to reflect the number of shares of common stock received by former Old Infinity security holders in the merger, after giving effect to the difference between the par values of the capital stock of Old Infinity and Infinity common stock, with the offset to additional paid-in capital. In addition, the pre-merger financial information has been restated to reflect the 1-for-4 reverse split of DPI common stock that became effective immediately prior to the closing of the merger, the closing of the merger, and the related conversion of all of the capital stock of Old Infinity into Infinity common stock. See Note 13 for a discussion of the conversion of such stock in the merger.

Infinity is a cancer drug discovery and development company that is utilizing its strength in small molecule drug technologies to discover and develop medicines for the treatment of cancer and related conditions.

2. Summary of Significant Accounting Policies

Basis of Presentation

The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires our management to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and related allowances. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

INFINITY PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

Reclassifications

Certain prior year amounts in accrued liabilities, other long-term liabilities and working capital have been reclassified to conform to the current year presentation. This reclassification has no impact on previously reported net loss or cash flows.

Cash Equivalents and Available-For-Sale Securities

Cash equivalents and short-term available-for-sale marketable securities primarily consist of money market funds, asset-backed securities, corporate obligations and U.S. government agency obligations. We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents, which consist primarily of money market funds, are stated at cost, which approximates market value.

We determine the appropriate classification of available-for-sale securities at the time of purchase and reevaluate such designation at each balance sheet date. We have classified all of our marketable securities at December 31, 2006 and December 31, 2005 as “available-for-sale.” We carry available-for-sale securities at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity. The fair value of these securities is based on quoted market prices.

We adjust the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. Realized gains and losses and declines in value, if any, that we judge to be other-than-temporary on available-for-sale securities are reported in interest and investment income. The cost of securities sold is based on the specific identification method. We include interest and dividends on securities classified as available-for-sale in investment income. There are no realized gains or losses for the years ended December 31, 2006, 2005 and 2004.

Concentration of Risk

Statement of Financial Accounting Standard (SFAS) No. 105, Disclosure of Information About Financial Instruments With Off-Balance-Sheet Risk and Financial Instruments With Concentration of Credit Risk, requires disclosure of any significant off-balance sheet risk or credit risk concentration. We have no significant off-balance sheet risk.

Cash and cash equivalents are primarily maintained with two major financial institutions in the United States. Deposits at banks may exceed the insurance provided on such deposits. Generally, these deposits may be deemed upon demand, and therefore, bear minimal risk. Financial instruments that potentially subject us to concentration of credit risk primarily consist of available-for-sale securities. Available-for-sale securities consist of investment grade corporate obligations, asset backed securities and U.S. government agency obligations. Our investment policy, which has been approved by our Board of Directors and limits the amount that we may invest in one type of investment, thereby reducing credit risk concentrations. Accounts receivables include amounts due under strategic alliances for which we do not obtain collateral.

Segment Information

Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS 131”), establishes standards for the manner in which companies report information about operating segments in their financial statements. SFAS No. 131 also establishes standards for related disclosures about products and services. We make operating decisions based upon performance of the enterprise as a whole and utilize our consolidated financial statements for decision making. We operate in one business segment, which focuses on drug discovery and development.

INFINITY PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

All revenues to date have been generated under research collaboration agreements. We recorded $18,494,558 and $521,750 in revenue during the years ended December 31, 2006 and 2005, respectively. During the year ended December 31, 2006:

•

Revenues associated with the up-front license fees, reimbursable research and development services and compound delivery fees we received from Novartis Institutes for BioMedical Research, Inc., or Novartis, and Novartis International Pharmaceutical Ltd., or Novartis International, accounted for approximately 63% of our revenue;

•	Revenues associated with the up-front license fee we received from MedImmune, Inc., or MedImmune, accounted for approximately 18% of our revenue; and

•	Revenues associated with the license fee we received from Amgen Inc., or Amgen, accounted for approximately 14% of our revenue.

During 2005, all of the revenue was associated with a non-exclusive worldwide license with Johnson & Johnson Pharmaceutical Research & Development, a division of Janssen Pharmaceutica N.V., or J&J, to use certain of our small molecules in J&J’s drug discovery efforts.

Payments due from MedImmune and Novartis represented 68% and 32% of our accounts receivable balance, respectively, as of December 31, 2006. Payments due from MedImmune and Novartis represented 93% and 7% of our unbilled accounts receivable balance, respectively, as of December 31, 2006. We had no accounts receivable or unbilled accounts receivable as of December 31, 2005.

Property and Equipment

Property and equipment are stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the respective assets. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss, if any, is included in current operations. Amortization of leasehold improvements and capital leases is included in depreciation expense. Repairs and maintenance charges that do not increase the useful life of the assets are charged to operations as incurred. Property and equipment are depreciated over the following periods:

Laboratory equipment	5 years
Computer equipment and software	3 years
Leasehold improvements	Shorter of life of lease or useful life of asset
Furniture and fixtures	7 years

Impairment of Long-Lived Assets

Consistent with SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of,” when impairment indicators exist, we evaluate our long-lived assets for potential impairment. Potential impairment is assessed when there is evidence that events or changes in circumstances have occurred that indicate that the carrying amount of a long-lived asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends, and product development cycles. An impairment in the carrying value of each asset is assessed when the undiscounted expected future cash flows derived from the asset are less than its carrying value. Impairments, if any, are recognized in earnings. An impairment loss would be recognized in an amount equal to the excess of the carrying amount over the undiscounted expected future cash flows. See Note 6 for discussion on an impairment charge recognized during the year ended December 31, 2006.

INFINITY PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

Fair Value of Financial Information

Cash and cash equivalents, accounts payable and accrued liabilities are carried at cost, which management believes approximates fair value. The carrying amount reported in our balance sheets for long-term debt and capital leases approximate their fair value.

Revenue Recognition

To date, all of our revenue has been generated under research collaboration agreements and, accordingly, we recognize revenue in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition,” and Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements With Multiple Deliverables.”

The terms of these research collaboration agreements may include payment to us of non-refundable up-front license fees, funding or reimbursement of research and development efforts, milestone payments if specified objectives are achieved, and/or royalties on product sales. We divide agreements containing multiple elements into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the collaborative partner and whether there is objective and reliable evidence of fair value of the undelivered obligation(s). For these agreements, we allocate the consideration we receive among the separate units based on their respective fair values or the residual method, and we apply the applicable revenue recognition criteria to each of the separate units.

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

We will recognize royalty revenue, if any, based upon actual and estimated net sales of licensed products in licensed territories as provided by the licensee and in the period the sales occur. We have not recognized any royalty revenues to date.

Income Taxes

We use the liability method to account for income taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting and income tax basis of assets and liabilities, as well as net operating loss carryforwards, and are measured using the enacted tax rates and laws that will be in effect when the differences reverse. Deferred tax assets are reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization.

Basic and Diluted Net Loss per Common Share

Basic net loss per share is based upon the weighted average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net loss per share is based upon the weighted average number of common shares outstanding during the period, plus the effect of additional

INFINITY PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

weighted average common equivalent shares outstanding during the period when the effect of adding such shares is dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options (the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method), the assumed conversion of preferred stock, the exercise of outstanding warrants and the vesting of unvested restricted shares of common stock. Common equivalent shares have not been included in the net loss per share calculations because the effect of including them would have been anti-dilutive. Total potential gross common equivalent shares consisted of the following:

	At December 31,
	2006	2005
Preferred stock	—	9,771,910
Stock options	1,889,572	980,445
Warrants	246,629	181,716
Unvested restricted shares	190,359	381,608

Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income,” requires us to display comprehensive income (loss) and its components as part of our full set of financial statements. Comprehensive income comprises of net income (loss) and other comprehensive (loss) income. Other comprehensive (loss) income includes unrealized holding gains and losses on available-for-sale securities.

Stock-Based Compensation Expense

We adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) as of January 1, 2006. SFAS No. 123(R) revises FAS Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and amends FAS Statement No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires companies to expense the fair value of employee stock options and other equity compensation. We apply the recognition provisions of SFAS No. 123(R) and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Connection with Selling Goods or Services,” (“EITF No. 96-18”) for all stock option grants to non-employees.

Research and Development Expense

Research and development expense consists of expenses incurred in performing research and development activities including salaries and benefits, facilities expenses, overhead expenses, materials and supplies, pre-clinical expenses, clinical trial and related clinical manufacturing expenses, stock-based compensation expense, contract services, and other outside expenses. We expense research and development costs as they are incurred. We have entered into certain collaboration agreements in which expenses are shared with the collaborator, and others in which we are reimbursed for work performed on behalf of the collaborator. We record all of our expenses as research and development expense. If the arrangement is a cost-sharing arrangement and there is a period during which we receive payments from the collaborator, we record payments from the collaborator for its share of the development effort as a reduction of research and development expense. If the arrangement is a cost-sharing arrangement and there is a period during which we make payments to the collaborator, we will record our payments to the collaborator for its share of the development effort as additional research and development expense. If the arrangement provides for reimbursement of research and development expenses, we record the reimbursement as revenue. Our collaboration with MedImmune is a cost-sharing arrangement; our collaboration with Novartis provides for the reimbursement of our research and development expenses.

INFINITY PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

New Accounting Pronouncements

In June 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (the “Interpretation”). The Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. We have not completed our evaluation of the Interpretation, but we do not currently believe that it will have a material impact on our results of operations or financial position.

In June 2006, the Emerging Issues Task Force of the FASB issued EITF 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43” (“EITF 06-2”). In EITF 06-2, the task force reached a consensus that an employee’s right to a compensated absence under a sabbatical or other similar benefit arrangement (a) that requires the completion of a minimum service period and (b) in which the benefit does not increase with additional years of service, accumulates pursuant to paragraph 6(b) of FASB Statement No. 43 for arrangements in which the individual continues to be a compensated employee and is not required to perform duties for the entity during the absence. Therefore, the compensation cost associated with a sabbatical or other similar benefit arrangement should be accrued over the requisite service period. EITF 06-2 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of EITF 06-2 on our results of operations and financial position.

In September 2006, the U.S. Securities and Exchange Commission (“SEC”) issued SEC Staff Bulletin No. 108 (“SAB 108”) which describes the SEC staff position regarding the process of quantifying financial statement misstatements. The interpretations in SAB 108 were issued to address diversity in practice in quantifying financial statement misstatements and the potential current practice for the build up of improper amounts on the balance sheet. The adoption of SAB 108 did not have a material effect on our consolidated financial statements.

3. Stock-Based Compensation

2000 Stock Incentive Plan

Our 2000 Stock Incentive Plan (now known as the Infinity Pharmaceuticals, Inc. 2000 Stock Incentive Plan) (the “2000 Plan”) provides for the grant of stock options intended to qualify as incentive stock options under the Internal Revenue Code or as nonqualified stock options, as well as restricted stock. As of December 31, 2006, an aggregate of 4,181,450 shares of our common stock are reserved for issuance under the 2000 Plan, of which 1,852,810 shares of common stock remained available for future grant. The number of shares of our common stock available for issuance under the 2000 Plan automatically increases on the first trading day of each calendar year by an amount equal to 4% of the total number of shares of our common stock that are outstanding on the last trading day of the preceding calendar year, but in no event may this increase exceed 2,000,000 shares. The exercise price of all options granted under the “discretionary option grant program” of the 2000 Plan must equal at least the fair value of our common stock on the date of grant. Options previously granted under the 2000 Plan generally vest over a four-year period. Options granted prior to January 1, 2003 are exercisable immediately, subject to a right of repurchase. Options granted after January 1, 2003 are exercisable as the options vest. All options granted under the 2000 Plan expire no later than ten years after the date of grant.

INFINITY PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

2001 Stock Incentive Plan

In connection with the merger, we assumed awards that were granted by Old Infinity under Old Infinity’s 2001 Stock Incentive Plan (now known as the Infinity Pharmaceuticals, Inc. Pre-Merger Stock Incentive Plan) (the “2001 Plan”), which provided for the grant of incentive and non-statutory options and restricted stock awards. Under the 2001 Plan, stock awards were granted to employees, including officers and directors who were employees, and to consultants of Old Infinity. Incentive stock options were granted at a price not less than fair value of the common stock on the date of grant. The board of directors of Old Infinity determined the vesting of the awards. For grants made to new employees upon commencement of employment, awards typically provided for vesting of 25% of shares at the end of the first year of service with the remaining 75% vesting ratably on a monthly basis over the following three-year period. Annual grants to existing employees typically provided for monthly vesting over four years. The maximum contractual term of stock options granted under the 2001 Plan was ten years. As of December 31, 2006, an aggregate of 1,310,102 shares of our common stock are reserved for issuance upon the exercise of outstanding assumed awards. The 2001 Plan was not assumed by us following the merger; therefore, no further grants may be made under the 2001 Plan.

All stock options granted under the 2001 Plan contained provisions allowing for the early exercise of such options. All shares of common stock issued upon exercise of these options contain certain provisions that allow us to repurchase unvested shares at their original purchase price, such as upon termination of employment. The repurchase provisions for unvested shares issued upon the exercise of options granted as part of an employee’s initial employment generally lapse as follows: 25% at the end of the first year of service with the remaining 75% lapsing ratably on a monthly basis over the following three-year period. The repurchase provisions for unvested shares issued upon exercise of options granted as part of annual grants to existing employees generally lapse on a monthly basis over a four-year period; however, Old Infinity granted 190,287 shares during 2005 with a repurchase provision lapsing on a monthly basis over a six-year period. At December 31, 2006, 22,518 shares of common stock issued pursuant to the early exercise of options that were granted by Old Infinity under the 2001 Plan are subject to repurchase.

SFAS No. 123(R) Compensation Expense

Under SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. We have no awards with market or performance conditions. We adopted the provisions of SFAS No. 123(R) on January 1, 2006, using the modified prospective method. Under the modified prospective method, prior periods have not been restated. The provisions of SFAS No. 123(R) apply to new awards, unvested awards that are outstanding on the effective date, and awards subsequently modified or cancelled. Estimated compensation expense for unvested awards outstanding at the date of adoption will be recognized over the remaining service period on a straight-line basis using the compensation cost previously calculated for pro forma disclosure purposes under SFAS No. 123. Upon the adoption of SFAS No. 123(R), we elected to continue to use the Black-Scholes valuation model in determining the fair value of equity awards.

In March 2006, we forgave certain outstanding nonrecourse loans that were given to certain of our employees in previous years in order for these employees to exercise stock options. This forgiveness constituted a modification of the awards under SFAS No. 123(R), and resulted in compensation expense of $510,000, of which $347,000 was recognized immediately since portions of the awards were vested. We recognized $425,162 of compensation expense related to the forgiveness of the nonrecourse loans for the year ended December 31, 2006.

INFINITY PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

Total stock-based compensation expense, related to all equity awards, recognized under SFAS No. 123(R) for the year ended December 31, 2006, comprised the following:

Year Ended December 31, 2006
Research and development	$1,112,602
General and administrative	862,129

Total stock-based compensation	$1,974,731

As of December 31, 2006, there was $6.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested options and restricted stock granted under the 2001 Plan, including $84,838 of unrecognized compensation expense associated with the forgiveness of the nonrecourse loans. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 3.0 years.

As a result of the adoption of SFAS No. 123(R), our basic and diluted loss per share for the year ended December 31, 2006 is greater by $0.26.

SFAS No. 123(R) Valuation Assumptions

The fair value of the options was estimated at the date of grant using the Black-Scholes valuation model using the following weighted-average assumptions during 2006:

Risk-free interest rate	4.73%
Expected annual dividend yield	—
Expected stock price volatility	63.42%
Expected term of options	5.16 years

The valuation assumptions were determined as follows:

•	Risk-free interest rate: The yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term of the awards.

•	Expected annual dividend yield: The estimate for annual dividends is zero, because we have not historically paid a dividend and do not intend to do so in the foreseeable future.

•	Expected stock price volatility: We determine the expected volatility by using an average historical volatility from comparable public companies with an expected term consistent with ours.

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

SFAS No. 123(R) requires the application of an estimated forfeiture rate to current period expense to recognize compensation expense only for those awards expected to vest. We estimate forfeitures based upon historical data, adjusted for known trends, and will adjust the estimate of forfeitures if actual forfeitures differ or are expected to differ from such estimates. Subsequent changes in estimated forfeitures are recognized through a cumulative adjustment in the period of change and will also impact the amount of stock-based compensation expense in future periods. As of December 31, 2006, the forfeiture rate was estimated to be 3%.

INFINITY PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

Determination of Fair Value

Prior to the closing of the merger, our common stock had never been publicly traded. From inception through the closing of the merger, the fair value of our common stock for accounting purposes was determined by the board of directors with input from management.

Because we were not profitable and did not have significant revenue, we believed that a key factor in determining changes in the fair value of our common stock was the stage of, and changes in, our clinical pipeline. In the biotechnology and pharmaceutical industries, the progression of a drug candidate from preclinical development into clinical trials and the progression from one phase of clinical trials to the next may increase the enterprise’s fair value. In addition to this factor, the board of directors determined the fair market value of our common stock based on other objective and subjective factors, including:

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

From December 31, 2005 until the closing of the merger, in addition to the foregoing factors, the board of directors considered contemporaneous estimations of the fair value of our common stock using the Probability-Weighted Expected Return method, as of December 31, 2005, and again as of March 10, 2006 to estimate the increase in our value created by our collaboration with Novartis. These valuation analyses and the resulting estimates of our enterprise value were based on the market valuation method, specifically the guideline company approach. The enterprise value was allocated to the different classes of our equity instruments using the Probability-Weighted Expected Return method.

Upon the announcement of the proposed merger on April 11, 2006, the board of directors began considering the price of DPI’s common stock in determining fair market value.

A summary of our stock option activity for the year ended December 31, 2006 is as follows:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2006	980,445	$1.91
Pre-merger DPI options	406,840	21.14
Granted	940,261	11.39
Exercised	(133,152)	6.55
Forfeited	(304,822)	19.80
Outstanding at December 31, 2006	1,889,572	$7.47	8.62	$9.3
Vested or expected to vest at December 31, 2006	721,009	$4.79	7.75	$5.5
Exercisable at December 31, 2006(1)	1,400,668	$5.00	8.24	$10.4

(1)	All stock options granted under the 2001 Plan contain provisions allowing for the early exercise of such options into restricted stock.

INFINITY PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

The weighted-average fair value per share of options granted during the years ended December 31, 2006, 2005 and 2004 was $6.88, $1.45, and $1.22, respectively

All options granted to employees during 2006 were granted with exercise prices equal to the fair market value of our common stock on the date of grant.

A summary of the status of unvested restricted stock as of December 31, 2006, and changes during the year then ended, is presented below:

	Restricted Stock	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2006	381,608	$1.67
Granted	—	—
Vesting extension related to nonrecourse loans	33,961	1.65
Vested	(222,441)	1.50
Repurchased	(2,769)	1.80
Unvested at December 31, 2006	190,359 *	$1.80

*	Includes 91,490 unvested restricted shares related to the nonrecourse loans forgiven on March 31, 2006.

During the year ended December 31, 2006, we repurchased an aggregate of 2,769 unvested restricted shares of our common stock from several employees who ceased employment with us. These repurchases were made at the original exercise prices, totaling $4,989. During the year ended December 31, 2005, we repurchased an aggregate of 25,812 unvested restricted shares of our common stock from several employees who ceased employment with us. These repurchases were made at the original exercise prices totaling $44,378. The total fair value of the shares vested during the years ended December 31, 2006, 2005, and 2004 (measured on the date of vesting) was $2,685,758, $594,167 and $214,730, respectively.

The aggregate intrinsic value of options outstanding as of December 31, 2006 was $9.3 million. The aggregate intrinsic value was calculated based on the positive difference between the closing fair market value of our common stock on December 31, 2006 and the exercise price of the underlying options. The aggregate intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $495,129, $4,567, and $0, respectively. The total cash received from employees and non-employees as a result of stock option exercises during the year ended December 31, 2006 was approximately $864,614.

No related income tax benefits were recorded during the years ended December 31, 2006, 2005 or 2004.

We settle employee stock option exercises with newly issued shares of our common stock. During the year ended December 31, 2006, two employees whose employment terminated, but who entered consulting agreements with us, during the year retained unvested awards even though they would not provide any continuing substantive service as a non-employee. These awards continue to vest over the period stated in the consulting agreements. In connection with such termination of employment, we recognized $125,912 of additional expense during the year ended December 31, 2006.

Prior to the adoption of SFAS No. 123(R)

Through December 31, 2005, we accounted for awards under the 2001 Plan under SFAS No. 123, electing to use the intrinsic value recognition and measurement principles of APB 25, and related interpretations as provided by SFAS No. 123 and enhanced disclosures as required by SFAS No. 148, Stock-Based Compensation Transition and Disclosure. Stock-based employee compensation cost of $122,160 and $85,504 is reflected in the net loss for 2005 and 2004, respectively, for options granted that were subject to variable accounting.

INFINITY PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

We have applied the recognition provisions of SFAS No. 123(R) and EITF No. 96-18 for all stock option grants to non-employees. Stock-based non-employee compensation cost of $49,882 and $150,349 is reflected in net loss for the years ended December 31, 2005 and 2004, respectively, for awards issued under the 2001 Plan.

The following table illustrates the effect on net loss as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Year Ended December 31,
	2005	2004
Net loss, as reported	$(36,369,228)	$(34,087,850)
Add: total employee stock-based compensation expense included in net loss	122,160	85,504
Deduct: total employee stock-based compensation expense determined under fair value-based method for all awards	(553,221)	(400,556)

Pro forma net loss	$(36,800,289)	$(34,402,902)

Basic and diluted net loss per common share, as reported	$(17.01)	$(18.72)
Basic and diluted net loss per common share, pro forma	$(17.21)	$(18.89)

The fair value of the options was estimated at the date of grant using the Black-Scholes valuation model using the following weighted-average assumptions as follows:

	Year Ended December 31,
	2005	2004
Risk-free interest rate	4.50%	4.25%
Expected annual dividend yield	—	—
Expected stock price volatility	70.00%	70.00%
Expected term of options	9.0 years	9.0 years

For purposes of pro forma disclosures, the estimated fair value of options is amortized over the service or vesting period on a straight-line basis.

INFINITY PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

4. Available-for-Sale Securities

The following is a summary of available-for-sale securities:

	December 31, 2006
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds due in one year or less	$12,211,749	$2,786	$(19,954)	$12,194,581
Certificates of deposit due in one to five years	359,085	—	—	359,085
Asset backed due in one to five years	12,292,828	938	(59,710)	12,234,056
U.S. government agency securities due in one year or less	2,762,202	160	(779)	2,761,583

	$27,625,864	$3,884	$(80,443)	$27,549,305

	December 31, 2005
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Corporate bonds due in one year or less	$1,505,213	$—	$(2,041)	$1,503,172

	$1,505,213	$—	$(2,041)	$1,503,172

The following is a summary of the gross unrealized losses and the fair value of our investments in an unrealized loss position that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	December 31, 2006
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$6,579,667	$(10,180)	$2,112,579	$(9,774)	$8,692,246	$(19,954)
Asset-backed securities	10,377,734	(59,710)	—	—	10,377,734	(59,710)
U.S. government agency securities	762,203	(779)	—	—	762,203	(779)

Total	$17,719,604	$(70,669)	$2,112,579	$(9,774)	$19,832,183	$(80,443)

The unrealized losses on investments in corporate bonds, asset-backed securities and U.S. government agency securities at December 31, 2006 were generated from 17 securities. The unrealized loss on investments in corporate bonds greater than one year was generated from one security. The unrealized losses were caused by interest rate increases, and not credit quality issues. To determine whether an other-than-temporary impairment exists, we considered whether we have the ability and intent to hold the investment until a market price recovery and considered whether evidence indicating the cost of the investment is recoverable outweighed evidence to the contrary. Since the decline in market value was attributable to changes in interest rates and we have the ability and intent to hold these investments until a recovery of fair value, we do not consider these investments to be other-than-temporarily impaired at December 31, 2006.

INFINITY PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2006	2005
Prepaid software maintenance	$310,224	$477,927
Prepaid rent	487,574	463,525
Other	1,381,904	552,056

Total prepaid expenses and other assets	$2,179,702	$1,493,508

6. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2006	2005
Laboratory equipment	$13,001,874	$12,252,345
Computer hardware and purchased software	4,577,799	4,500,720
Office equipment and furniture and fixtures	585,024	585,024
Leasehold improvements	3,413,251	3,399,054
Construction-in-progress	—	7,324

	21,577,948	20,744,467
Less accumulated depreciation	(15,038,018)	(10,844,810)

	$6,539,930	$9,899,657

In December 2006, we impaired laboratory equipment totaling $873,000 as we ceased using the equipment. This impairment charge is included in research and development expense for the year ended December 31, 2006.

During 2006, we disposed of certain laboratory equipment, which had a cost of $113,085 and accumulated depreciation of $96,567 for proceeds of $0, resulting in a loss of $16,518.

During 2005, we disposed of certain laboratory and computer equipment, which had a cost of $35,432 and accumulated depreciation of $16,169 for proceeds of $21,084, resulting in a gain on the sale of $1,821.

In 2005, we leased additional computer equipment under capital lease arrangements, totaling $43,371; related accumulated amortization at December 31, 2005 was $8,674. Substantially all of such leases are for 30 months with annual interest at rates of 8.2%. The lease equipment secures all leases.

In 2004, we leased certain computer equipment under capital lease arrangements, totaling $306,050; related accumulated amortization at December 31, 2006 and 2005 was $285,833 and $163,333, respectively. Substantially all of such leases are for 30 months with annual interest at rates of 8.2%. The lease equipment secures all leases.

7. Restricted Cash

We held approximately $1.6 million and $1.5 million in restricted cash as of December 31, 2006 and December 31, 2005, respectively. The balance is held on deposit with a bank to collateralize a standby letter of credit in the name of our facility lessor in accordance with our facility lease agreement.

INFINITY PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

8. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2006	2005
Accrued payment to strategic alliance partner	$1,020,050	$475,000
Accrued drug manufacturing costs	1,274,276	884,007
Accrued toxicology studies	536,211	601,773
Accrued compensation and benefits	2,399,709	542,233
Accrued software license fees	189,988	769,949
Unvested restricted stock	198,386	325,433
Accrued tax liability	1,087,960	—
Other	2,122,626	1,064,085

Total accrued expenses	$8,829,206	$4,662,480

9. Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

	December 31,
	2006	2005
Deferred rent	$1,838,603	$1,692,974
Other	384,132	475,000

Total other long-term liabilities	$2,222,735	$2,167,974

10. Commitments and Contingencies

Facility Lease

We lease our office and laboratory space under a noncancelable facility lease agreement that expires in January 2013. We have the right to extend this lease for up to two consecutive five year terms. We can exercise our rights to extend on the same terms and conditions under the original lease by giving the landlord notice nine months before the term of the lease expires.

Future minimum payments, excluding operating costs and taxes, under the facility lease, are approximately as follows:

Facility Lease
Years Ending December 31:
2007	$4,317,211
2008	4,446,728
2009	4,580,130
2010	4,717,534
2011	4,859,060
Thereafter	4,579,070

Total minimum lease payments	$27,499,733

INFINITY PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

Rent expense of $4,339,610, $4,321,507, and $4,342,383, before considering sublease income, was incurred during the years ended December 31, 2006, 2005, and 2004, respectively. During the years ended December 2006, 2005, and 2004, we subleased a portion of our facility space for total sublease income of $549,678, $498,240, and $385,167, respectively, which has been recorded as an offset to rental expense in our statement of operations. Future minimum sublease income under noncancelable leases is $503,872 for the year ended December 31, 2007.

Equipment Loans, Capital Leases, and Long-Term Debt

In December 2001, we secured an equipment loan agreement with two banks allowing for borrowings of up to an aggregate amount of $5 million to finance the purchase of certain equipment. Interest is charged at the U.S. Treasury note yield plus 6.5%. Amounts borrowed under this agreement were collateralized by the equipment financed through the respective loans. There are no borrowings available under the equipment loan agreement at December 31, 2006. In connection with the entry of this agreement, we issued warrants. See Note 13 for a further discussion of warrants.

In September 2002, we secured an equipment loan agreement with a finance company allowing for borrowings of up to an aggregate of $5 million to finance the purchase of certain equipment. The line was increased by $500,000 during 2003 under the same terms. Interest is charged between 9.91% and 10.26% depending on whether the note was for laboratory or other equipment. Amounts borrowed under this agreement were collateralized by the equipment financed through the respective loans. There are no borrowings available under the equipment loan agreement at December 31, 2006. In connection with the entry of this agreement, we issued warrants. See Note 13 for a further discussion of warrants.

In December 2002, we secured an equipment financing agreement with a finance company allowing for financings of up to an aggregate of $6 million to finance the acquisition of certain equipment. Interest is charged between 8% and 10% and may fluctuate depending on whether the note is for laboratory or other equipment and when the funds are drawn down by us. Amounts borrowed under this agreement are collateralized by the equipment financed through the respective loans. In March 2004, the equipment line was increased to $9 million. In January 2005, the equipment line was increased to $12 million. On August 11, 2004, we executed a Master Lease Agreement with the finance company allowing for leases to be created for equipment financing under the total equipment line of $12 million. No borrowings remain available to be drawn under the equipment loan and Master Lease Agreement at December 31, 2006. In connection with the entry of this agreement, we issued warrants. See Note 13 for a further discussion of warrants.

Capital leases obligations and equipment loan maturities are as follows:

	Capital Leases	Equipment Loans
Years Ended December 31:
2007	$41,597	$1,447,008
2008	—	386,841
2009	—	—

Total	41,597	1,833,849

Less amount representing interest	(1,051)	(137,260)

Amounts excluding interest	40,546	1,696,589
Less current portion	(40,546)	(1,322,384)

Capital lease obligations and equipment debt—long term portions	$—	$374,205

INFINITY PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

We had the following capital lease obligations and equipment loans at December 31, 2006 and 2005:

	2006	2005
Equipment financing agreement (8%-10%)	$1,737,135	$4,253,439
Equipment financing agreement (9.91% - 10.26%)	—	1,260,077
Equipment financing agreement (US Treasury note yield plus 6.5%)	—	245,628

Total capital lease obligations and equipment loans	$1,737,135	$5,759,144
Less current portion	(1,362,930)	(3,717,796)

Total long-term capital lease obligations and equipment loans	$374,205	$2,041,348

On October 16, 2002, we entered into a master loan and security agreement with Oxford Finance Corporation (“Oxford”) providing for a credit facility to finance the purchase of laboratory equipment, computer hardware, office furniture and equipment, computer software, and other equipment and property. We amended this agreement on March 31, 2006 (as so amended, the “Oxford Agreement”) to allow for us to borrow up to $7.5 million for use in operations. Under the Oxford Agreement, we had borrowed an aggregate principal amount of $7.5 million from Oxford pursuant to promissory notes dated as of March 31, 2006 and June 30, 2006 (the “Oxford Notes”). The Oxford Notes bore interest at a rate of 11.26% and 11.75% per annum, respectively, and were payable in 39 consecutive monthly installments, the first nine of which were interest only, beginning in May 2006. The Oxford Notes could be prepaid upon payment of a pre-payment penalty of up to 4% of the outstanding principal balance. Further, in connection with the execution of the March 2006 amendment to the Oxford Agreement, we issued warrants. See Note 13 for a further discussion of warrants.

On June 30, 2006, we entered into a venture loan and security agreement (the “Horizon Agreement”) with Horizon Technology Funding Company LLC (“Horizon”) under which we borrowed an aggregate principal amount of $7.5 million pursuant to the terms of two promissory notes, each dated as of June 30, 2006 (the “Horizon Notes”). The Horizon Notes bore interest at a rate equal to 11.93% per annum and were payable in 39 consecutive monthly installments, the first nine of which were interest only, beginning in July 2006. The Horizon Notes could be prepaid upon payment of a pre-payment penalty of up to 4% of the outstanding principal balance. Further, in connection with the execution of the Horizon Agreement, we issued warrants. See Note 13 for a further discussion of warrants.

In December 2006, we paid $15,905,210 to extinguish all of our outstanding indebtedness to Oxford and Horizon. Of this amount, $15,275,547 represented outstanding principal, and $29,663 represented outstanding interest. We recorded a debt extinguishment charge of $1,550,860, which included the non-cash write-off of the unamortized warrants for $950,860 and the 4% penalties both to Oxford and Horizon totaling $600,000.

11. Collaboration Agreements

MedImmune

On August 25, 2006, we entered into a product development and commercialization agreement with MedImmune to jointly develop and commercialize novel small molecule cancer drugs targeting Heat Shock Protein 90, or Hsp90, and the Hedgehog cell signaling pathway. Under the terms of this agreement, we will share equally with MedImmune all development costs, as well as potential profits and losses from any future marketed products. MedImmune has agreed to provide us a non-refundable, up-front license payment of $70.0 million for co-exclusive rights to the Hsp90 and Hedgehog pathway development programs. This payment was made in two tranches of $35.0 million each, with the first having been paid in September 2006 and the second having been paid in January 2007. In addition, we could receive up to $430.0 million in milestone payments assuming that

INFINITY PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

specified late-stage development and sales objectives are achieved for products resulting from the collaboration, such that total payments to us could equal $500.0 million. We may opt-out of a program under the collaboration, in which case we would receive a royalty on sales of products arising from the program, if any, instead of a share of profits and losses. Because we have continuing involvement in the development program, we are recognizing the up-front license fee as revenue on a straight-line basis over seven years, which is based on our estimate of the period under which product candidates will be developed under the collaboration. During the year ended December 31, 2006, we recognized $3.3 million in revenue from such fee. In addition, because we will be sharing development costs equally, we are recording any payments from MedImmune with respect to research and development as a reduction to research and development expense, and not as revenue. During the year ended December 31, 2006, we offset approximately $4.0 million that is due from MedImmune for excess costs that were incurred for research and development and such reimbursement was credited to research and development expense.

Amgen

On July 7, 2006, we amended our technology access agreement with Amgen by extending the period in which Amgen may screen the compounds that had already been delivered under the original agreement in exchange for a license fee of $2.5 million, which was paid in July 2006. Under this amendment, we have no future obligations to Amgen; therefore, we recognized the entire license fee as revenue during 2006. Amgen has also agreed to make milestone payments of up to an aggregate of $31.35 million for each product that Amgen develops based upon a licensed compound, assuming that Amgen achieves specified clinical and regulatory objectives, and to pay royalties on sales of any products commercializes based upon a licensed compound. Amgen has also agreed to make additional milestone payments of up to an aggregate of $12.0 million for each product that Amgen develops and successfully commercializes based upon a specified subset of the licensed compounds, assuming that Amgen achieves specified clinical and regulatory objectives for those licensed compounds. Finally, Amgen has agreed to make success payments totaling up to an aggregate of $6.0 million if Amgen achieves specified research and/or intellectual property milestones.

Novartis

On November 16, 2004, we entered into a collaboration and option agreement (the “Novartis Collaboration Agreement”) with Novartis International. Pursuant to the Novartis Collaboration Agreement, we and Novartis International agreed to jointly design a collection of novel small molecules that would be synthesized by us using our diversity oriented synthesis chemical technology platform. Under the Novartis Collaboration Agreement, Novartis International may use the resulting compound collection in its independent drug discovery efforts. We have certain rights to use the resulting compound collection in our own drug discovery efforts, and Novartis International has the option to license from us on an exclusive worldwide basis specified lead compounds for further development and commercialization. In the event that Novartis International exercises its option to license specified lead compounds, it will pay us milestone payments and royalties on net sales of certain drug products incorporating such compounds. In addition, Novartis International will pay us up to $10.5 million for the successful delivery of compounds. During the year ended December 31, 2006, we recognized $4.5 million, as revenue for delivery of compounds under the Novartis Collaboration Agreement.

On February 24, 2006, we entered into a collaboration agreement (the “Novartis Product Development Agreement”) with Novartis to discover, develop and commercialize drugs targeting Bcl protein family members for the treatment of a broad range of cancers. Under the terms of the Novartis Product Development Agreement, we granted to Novartis an exclusive, worldwide license to research, develop and commercialize pharmaceutical products that are based upon our proprietary Bcl inhibitors. Novartis paid us a $15.0 million up-front license fee, which we are recognizing on a straight-line basis over the potential four year research term, and Novartis has committed to provide us research funding of approximately $10.0 million during the initial two-year committed

INFINITY PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

research term. The initial two-year research term may be extended for up to two additional one-year terms at the discretion of Novartis, and Novartis will agree to fund additional research during any extension period in an amount to be agreed upon. Novartis has also agreed to pay us royalties upon successful commercialization of any products developed under the alliance. During the year ended December 31, 2006, we recognized $3.1 million in revenue related to the amortization of the non-refundable license fee and $4.1 million in revenue related to the reimbursable research and development services we performed for Novartis under the Novartis Product Development Agreement.

J&J

On December 22, 2004, we entered into a technology access agreement with J&J. Pursuant to this agreement, we granted to J&J a non-exclusive worldwide license to use certain of our small molecules in J&J’s drug discovery efforts. Under the terms of the agreement, J&J paid us an up-front license fee of $2.5 million. On March 2, 2006, we amended the agreement to, among other things, allow for a reduction in the number of compounds to be delivered to J&J under the agreement. In connection with the reduction in compounds, we agreed to refund to J&J a portion of the up-front license fee in proportion to the number of compounds actually delivered. We expect the partial refund of the up-front license fee to be approximately $1,020,000, which is due in the first quarter of 2007. We recognized approximately $958,000 in revenue during the year ended December 31, 2006 upon acceptance of the remaining compounds by J&J. There is no deferred revenue as of December 31, 2006 related to the J&J agreement.

12. Income Taxes

Our income tax expense for the year ended December 31, 2006 is comprised of current federal taxes.

Our effective income tax rate as of the years ended December 31, 2006, 2005, and 2004 differed from the expected U.S. federal statutory income tax rate as set forth below:

	2006	2005	2004
Expected federal tax expense	$(9,302,405)	$(12,365,538)	$(11,589,869)
Permanent differences	290,788	11,606	5,507
State taxes, net of deferral benefit	(1,715,473)	(2,280,351)	(2,136,293)
Tax credits	(3,457,466)	(1,258,641)	(1,311,221)
Alternative minimum tax	1,087,960	—	—
Change in valuation allowance	14,228,280	15,941,172	15,031,876
Other	(43,724)	(48,248)	—

Income tax provision	$1,087,960	$—	$—

INFINITY PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

The significant components of our deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$27,817,546	$49,834,626
Tax credits	8,430,898	4,973,431
Deferred revenue	31,628,729	414,076
Accrued expenses	1,532,689	1,198,667
Amortization	656,367	173,653
Other	639,520	208,131
Valuation allowance	(70,331,818)	(56,010,337)

Total deferred tax assets	373,931	792,247
Deferred tax liabilities:
Depreciation	(373,931)	(792,247)

Net deferred tax asset	$—	$—

We have recorded a valuation allowance against our deferred tax assets in each of the years ended December 31, 2006 and 2005 because management believes that it is more likely than not that these assets will not be realized. The valuation allowance increased by $14,321,481 during the year ended December 31, 2006 primarily as a result of deferred revenue and tax credits.

At December 31, 2006, we have federal and state net operating loss carryforwards for income tax purposes of approximately $69,083,000 to offset future taxable income. We also have federal and state tax credits to offset future tax liability of approximately $5,926,000 and $3,796,000, respectively. Our net operating losses and tax credits each begin to expire in 2021 for federal purposes and each began expiring in 2006 for state purposes. These tax attributes will continue to expire through 2026 if not utilized. Additionally, our net operating loss carryforwards and tax credits may be limited as a result of certain ownership changes, as defined under Sections 382 and 383 of the Internal Revenue Code. This may limit the amount of these tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on our value immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years.

13. Stockholders’ Equity

Stockholders’ equity has been retroactively restated to reflect the number of shares of common stock received by former Old Infinity security holders in the merger, after giving effect to difference between the par values of the capital stock of Old Infinity and Infinity common stock, with the offset to additional paid-in capital. In addition, the pre-merger financial information of Old Infinity has been restated to reflect the 1-for-4 reverse split of DPI common stock that became effective immediately prior to the closing of the merger, the closing of the merger, and the related conversion of all the capital stock of Old Infinity into Infinity common stock at the ratios set forth below:

Conversion Ratio for Class or Series of Old Infinity Stock
Series A Preferred	Group 1, Series B Preferred	Group 2, Series B Preferred	Series C Preferred	Series D Preferred	Common
0.78550	0.99894	1.12375	1.04219	1.06525	0.88411

INFINITY PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

Convertible Preferred Stock

On November 16, 2004, we issued 868,492 shares of Series C Convertible Preferred Stock, $.001 par value, to Novartis at a price of $17.27 per share. Proceeds from this stock issuance were $14,984,070, net of issuance costs of $15,928. On December 22, 2004, we issued 578,994 shares of Series C Convertible Preferred Stock, $.001 par value, to J&J at a price of $17.27 per share. Proceeds from this stock issuance were $9,986,462, net of issuance costs paid during the year ended December 31, 2005 of $13,546. On February 22, 2006, we issued 266,313 shares of Series D Convertible Preferred Stock, $.001 par value, to Novartis International at a price of $18.77 per share. Proceeds from this stock issuance were $5,000,000. All of these shares of preferred stock were converted into common stock in connection with the merger. Immediately prior to the effective time of the merger, DPI completed a 1-for-4 reverse stock split. In addition, all outstanding Series A, Series B, Series C and Series D Convertible Preferred Stock was converted into common stock in the merger. No shares of convertible preferred stock were authorized or outstanding at December 31, 2006.

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

Warrants

In connection with various loan and financing agreements during the period from December 2001 through December 2006, including our agreements with Horizon and Oxford, we issued warrants to purchase shares of convertible preferred stock, which became warrants to purchase common stock as a result of the merger. The fair value of the warrants was estimated using the Black-Scholes valuation model assuming no expected dividends, a volatility ranging from 64% to 95%, a contractual life of ten years, and a risk-free interest rate ranging from 3.05% to 5.50%. The warrants have been recorded as a reduction of the associated debt and are being amortized to interest expense over the life of the loans.

In July 2002, we issued warrants to purchase shares of convertible preferred stock, which became warrants to purchase common stock as a result of the merger, in conjunction with the entry of our facility lease. The fair value of the warrants was estimated using the Black-Scholes valuation model assuming no expected dividends, a volatility of 75%, an estimated contractual life of ten years, and a risk-free interest rate of 5%. The warrants have been recorded in other non-current assets and are being amortized over the lease period as rent expense.

Warrants to purchase 246,629 shares and 181,716 shares of our common stock were outstanding at December 31, 2006 and 2005, respectively. These warrants are currently exercisable and expire on dates ranging from February 28, 2012 to June 30, 2016 and have exercise prices ranging from $7.64 to $13.35 per share.

Notes Receivable From Stock Purchase Agreements

In 2002, we loaned four employees $202,500 and one consultant $45,000 to effect the purchase of shares of our restricted common stock. The loans were considered nonrecourse and nonsubstantive; therefore, we did not record the loans on our balance sheet and consequently continued to account for these awards as stock options for accounting purposes. The unvested portion of the shares were subject to repurchase by us, at our option, at the original issuance price. The repurchase restriction lapsed as follows: 20 to 25% at the end of the first year of

INFINITY PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

service with the remaining 75 to 80% lapsing ratably on a monthly basis over the following four- to five-year period, as applicable. Interest on the loans accrued at various rates from 4.5% to 5.0%. On certain notes, the principal and accrued interest were forgiven ratably or repaid over approximately 48 months provided that the employees remain employed with us. In the event of termination, the unforgiven principal plus accrued interest was due. Options that were exercised using proceeds from the loans were subject to variable accounting. We recorded $58,464, $50,197 and $43,667 of variable stock compensation expense during the years ended December 31, 2006, 2005 and 2004, respectively, related to these shares. During 2003, two of the four employees who entered into notes receivable from stock purchase agreements with us ceased to be employed by us. These loans plus accrued interest were repaid by the individuals in accordance with the original terms for all vested shares. These payments were accounted for as stock option exercises.

In 2003, we loaned two employees a total of $341,985 to effect the purchase of shares of restricted common stock pursuant to the 2001 Plan. The loans were nonrecourse and nonsubstantive; therefore, we did not record the loans on our balance sheet and consequently accounted for these awards as stock options for expense purposes. The unvested portions of the shares were subject to repurchase by us, at our option, at the original issuance price. The repurchase restriction lapsed as follows: 25% at the end of the first year of service with the remaining 75% lapsing ratably on a monthly basis over the following three-year period. Interest on the loans accrued at 3.65%. The principal of the note and accrued interest became due upon an event that resulted in the underlying shares becoming publicly traded or if the person left our employ. In the event of termination, the unforgiven principal plus accrued interest became due. The stock purchases were subject to variable accounting until they vested. We recorded $144,583, $17,460 and $3,308, in variable stock compensation expense during the years ended December 31, 2006, 2005 and 2004, respectively, related to these shares.

In 2004, we loaned one of our executive officers a total of $341,910 to effect the exercise of stock options pursuant to the 2001 Plan. The loan was nonrecourse and nonsubstantive; therefore, we did not record the loan on our balance sheet and consequently continued to account for those awards as stock options for expense purposes. The unvested shares were subject to repurchase by us, at our option or upon certain events, at the original issuance price. The repurchase restriction lapsed ratably on a monthly basis over a four-year period. Interest on the loan accrued at 3.11%. The principal of the note and accrued interest was repaid or forgiven depending upon certain future events, provided that the employee remained employed by us. In the event of termination, the unforgiven principal plus accrued interest became due. The stock purchases were subject to variable accounting. We recorded $198,151, $20,546 and $3,893, in variable stock compensation expense during the years ended December 31, 2006, 2005 and 2004, respectively, related to these shares. The loan was secured by the common stock purchased.

In 2005, we loaned two employees a total of $85,378 to effect the exercise of stock options pursuant to the 2001 Plan. The loans were nonrecourse and nonsubstantive; therefore, we did not record the loans on our balance sheet and consequently continued to account for those awards as stock options for expense purposes. These unvested shares were subject to repurchase by us, at our option or upon certain events, at the original issuance price. The repurchase restriction lapsed ratably on a monthly basis over a four-year period. Interest on the loan accrued at 4.20%. The principal on the note and accrued interest were repaid or forgiven depending upon certain future events, provided that the employee remained employed by us. In the event of termination, the unforgiven principal plus accrued interest became due. The stock purchases were subject to variable accounting. We recorded $23,964 and $1,002 in variable stock compensation expense during the years ended December 31, 2006 and 2005, respectively, related to these shares. The loan was secured by the common stock purchased.

On March 31, 2006, the board of directors forgave the foregoing indebtedness, of which $845,992 in principal remained outstanding, in exchange for which each employee agreed to subject certain shares of our common stock held by such employee to a right of repurchase in our favor for a period of two years.

INFINITY PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

14. Notes Receivable from Employees

During 2002, we established a First Time Homebuyer Assistance Program under which our employees can apply for a forgivable loan for $10,000 or $16,000 towards the purchase of their first home, depending on when they were hired. The loans are forgiven over a period of three to four years. In the event of termination, the unforgiven principal of the note, plus interest accrued at a rate of between 3.06% and 4.6% per year, will be due and payable within 30 days. We may also provide loans to new employees to assist with relocation.

15. Related-Party Transactions

We paid consulting fees of approximately $25,000 to $75,000 per year per individual to five of our former board members and one of our scientific founders in connection with service on our scientific advisory board. Our scientific advisory board disbanded in December 2006. Total consulting fees paid to these individuals for the years ended December 31, 2006, 2005, and 2004 were approximately $209,142, $220,824, and $259,632, respectively.

16. Defined Contribution Benefit Plan

We sponsor a 401(k) retirement plan in which substantially all of our full-time employees are eligible to participate. Participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. We did not contribute to this plan during the years ended December 31, 2006, 2005 and 2004.

17. Quarterly Financial Information (unaudited)

	Quarter Ended March 31, 2006	Quarter Ended June 30, 2006	Quarter Ended September 30, 2006	Quarter Ended December 31, 2006
	(In Thousands, Except Per Share Amounts)
Collaborative research and development revenue	$719	$2,819	$5,997	$8,959

Operating expenses:
Research and development	9,678	8,825	8,267	9,022
General and administrative	1,973	1,385	2,453	3,653

Total operating expenses	11,651	10,210	10,720	12,675

Loss from operations	(10,932)	(7,391)	(4,723)	(3,716)
Other (expense)/income:
Interest expense	(142)	(213)	(551)	(601)
Debt extinguishment charge	—	—	—	(1,551)
Interest and investment income	194	210	525	1,531

Total other (expense)/income	52	(3)	(26)	(621)

Loss before income taxes	(10,880)	(7,394)	(4,749)	(4,337)
Income taxes	—	—	—	(1,088)

Net loss	$(10,880)	$(7,394)	$(4,749)	$(5,425)

Basic and diluted net loss per common share(1)	$(4.55)	$(3.04)	$(0.83)	$(0.28)

Basic and diluted weighted average number of common shares outstanding(1)	2,393,401	2,435,095	5,740,124	19,270,605

(1)	Basic and diluted net loss per common share and weighted average shares outstanding were impacted by the conversion of the preferred stock and the issuance of common stock in connection with the DPI merger.

INFINITY PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

	Quarter Ended March 31, 2005	Quarter Ended June 30, 2005	Quarter Ended September 30, 2005	Quarter Ended December 31, 2005
	(In Thousands, Except Per Share Amounts)
Collaborative research and development revenue	$—	$—	$—	$522

Operating expenses:
Research and development	7,032	7,333	8,169	8,926
General and administrative	1,400	1,300	1,408	1,422

Total operating expenses	8,432	8,633	9,577	10,348

Loss from operations	(8,432)	(8,633)	(9,577)	(9,826)
Other (expense)/income:
Interest expense	(226)	(205)	(187)	(166)
Interest and investment income	259	238	218	168

Net loss	(8,399)	(8,600)	(9,546)	(9,824)

Basic and diluted net loss per common share	$(4.20)	$(4.09)	$(4.23)	$(4.22)

Basic and diluted weighted average number of common shares outstanding	1,997,778	2,102,700	2,257,490	2,327,249

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with our independent accountants on accounting and financial disclosure matters.

Item 9A:	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2006. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of December 31, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our chief executive officer and chief financial officer by others, particularly during the period in which this report was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Internal Control Over Financial Reporting

(a) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2006, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued an audit report on our assessment of our internal control over financial reporting. This report appears below.

(b) Attestation Report of the Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Infinity Pharmaceuticals, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Infinity Pharmaceuticals, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Infinity Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Infinity Pharmaceuticals, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Infinity Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Infinity Pharmaceuticals, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 of Infinity Pharmaceuticals, Inc. and our report dated March 8, 2007 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Boston, Massachusetts

March 8, 2007

(c) Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B:	Other Information

Not applicable.

PART III

Item 10:	Directors, Executive Officers and Corporate Governance

The sections titled “Proposal 1—Election of Directors,” “Board Meetings and Attendance,” “Board Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Business Conduct and Ethics” appearing in the definitive proxy statement we will file in connection with our Annual Meeting of Stockholders to be held on May 30, 2007 are incorporated herein by reference. The information required by this item relating to executive officers may be found in Part I, Item 1 of this report under the heading “Business—Executive Officers.”

Item 11:	Executive Compensation

The section titled “Compensation of Executive Officers and Directors” appearing in the definitive proxy statement we will file in connection with our Annual Meeting of Stockholders to be held on May 30, 2007 is incorporated herein by reference.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The sections titled “Stock Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” appearing in the definitive proxy statement we will file in connection with our Annual Meeting of Stockholders to be held on May 30, 2007 is incorporated herein by reference.

Item 13:	Certain Relationships and Related Transactions, and Director Independence

The sections titled “Transactions with Related Persons” and “Board Determination of Independence” appearing in the definitive proxy statement we will file in connection with our Annual Meeting of Stockholders to be held on May 30, 2007 is incorporated herein by reference.

Item 14:	Principal Accountant Fees and Services

The section titled “Auditors’ Fees” appearing in the definitive proxy statement we will file in connection with our Annual Meeting of the Stockholders to be held on May 30, 2007 is incorporated herein by reference.

PART IV

Item 15:	Exhibits and Financial Statement Schedules

(a)(3) Exhibits

The Exhibits listed in the Exhibit Index are filed as a part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFINITY PHARMACEUTICALS, INC.

Date: March 9, 2007	By:	/s/ ADELENE Q. PERKINS
Adelene Q. Perkins Executive Vice President & Chief Business Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ STEVEN H. HOLTZMAN Steven H. Holtzman	Chair & Chief Executive Officer (Principal Executive Officer)	March 13, 2007

/s/ ADELENE Q. PERKINS Adelene Q. Perkins	Executive Vice President & Chief Business Officer (Principal Financial Officer)	March 9, 2007

/s/ CHRISTOPHER M. LINDBLOM Christopher M. Lindblom	Controller & Assistant Treasurer (Principal Accounting Officer)	March 13, 2007

/s/ D. RONALD DANIEL D. Ronald Daniel	Director	March 12, 2007

/s/ ANTHONY B. EVNIN Anthony B. Evnin	Director	March 13, 2007

/s/ HARRY F. HIXSON, JR. Harry F. Hixson, Jr.	Director	March 12, 2007

/s/ ERIC S. LANDER Eric S. Lander	Director	March 9, 2007

/s/ PATRICK LEE Patrick Lee	Director	March 13, 2007

/s/ ARNOLD J. LEVINE Arnold J. Levine	Director	March 13, 2007

/s/ FRANKLIN MOSS Franklin Moss	Director	March 13, 2007

/s/ HERM ROSENMAN Herm Rosenman	Director	March 8, 2007

/s/ VICKI L. SATO Vicki L. Sato	Director	March 13, 2007

/s/ JAMES B. TANANBAUM James B. Tananbaum	Director	March 13, 2007

/s/ MICHAEL C. VENUTI Michael C. Venuti	Director	March 13, 2007

EXHIBIT INDEX

Exhibit	Description
3.1	Certificate of Incorporation of the Registrant. Previously filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 filed on June 23, 2000 (File No. 333-36638) and incorporated herein by reference.

3.2	Amendment to Registrant’s Certificate of Incorporation, effecting a 1-to-4 reverse stock split of Discovery Partners common stock. Previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

3.3	Amendment to Registrant’s Certificate of Incorporation, changing the name of the corporation from Discovery Partners International, Inc. to Infinity Pharmaceuticals, Inc. Previously filed as Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

3.4	Bylaws of the Registrant. Previously filed as Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 filed on June 23, 2000 (File No. 333-36638) and incorporated herein by reference.

3.5	Amendment to Registrant’s Amended and Restated Bylaws. Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

4.1	Form of Common Stock Certificate. Previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

4.2	Rights Agreement between the Registrant and American Stock Transfer & Trust Company dated February 13, 2003, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A junior participating preferred stock as Exhibit C. Previously filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on February 24, 2003 (File No. 000-31141) and incorporated herein by reference.

4.3	First Amendment to the Rights Agreement between the Registrant and American Stock Transfer & Trust Company dated April 11, 2006. Previously filed as Exhibit 4.1 to the Registrants Current Report on Form 8-K filed on April 12, 2006 (File No. 000-31141) and incorporated herein by reference.

10.1†	License Agreement, dated as of July 7, 2006, by and between Infinity Discovery Inc. (formerly known as Infinity Pharmaceuticals, Inc.) (“IDI”) and Amgen Inc. Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.2†	Collaboration and Option Agreement, dated as of November 16, 2004, by and between IDI and Novartis International Pharmaceutical Ltd. Previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.3†	Collaboration Agreement, dated as of February 24, 2006, by and between IDI and Novartis Institutes for BioMedical Research, Inc. Previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.4†	Collaboration and License Agreement, dated as of December 22, 2004, by and between IDI and Johnson & Johnson Pharmaceutical Research & Development, a division of Janssen Pharmaceutica N.V., as amended by Amendment No. 1 effective as of March 2, 2006. Previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.5†	Collaboration Agreement, dated as of August 25, 2006, by and between MedImmune, Inc. and IDI. Previously filed as Exhibit 10.1 to MedImmune’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 0-19131) and incorporated herein by reference.

Exhibit		Description
10.6		Master Security Agreement between IDI and General Electric Capital Corporation (“GE”) dated December 6, 2002, as amended on December 6, 2002, together with Promissory Notes in favor of GE. Previously filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.7		Master Lease Agreement between IDI and GE dated as of August 11, 2004. Previously filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.8		Lease Agreement dated July 2, 2002 between IDI and ARE-770/784/790 Memorial Drive LLC (the “Lease”), as amended by First Amendment to Lease dated March 25, 2003, Second Amendment to Lease dated April 30, 2003, Third Amendment to Lease dated October 30, 2003 and Fourth Amendment to Lease dated December 15, 2003. Previously filed as Exhibit 10.36 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.9		Sublease dated August 24, 2004 between IDI and Hydra Biosciences, Inc, together with Consent to Sublease dated September 16, 2004 by ARE-770/784/790 Memorial Drive LLC, IDI and Hydra Biosciences, Inc., as amended by First Amendment to Sublease dated October 17, 2005, together with Consent to Amendment to Sublease dated as of October 31, 2005 by ARE-770/784/790 Memorial Drive LLC and Second Amendment to Sublease dated as of January 9, 2006, together with Consent to Amendment to Sublease dated as of January 26, 2006 by ARE-770/784/790 Memorial Drive LLC, IDI and Hydra Biosciences, Inc. Previously filed as Exhibit 10.37 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.10	*	Offer Letter between IDI and Steven Holtzman dated as of August 1, 2001. Previously filed as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.11	*	Offer Letter between IDI and Julian Adams dated as of August 19, 2003. Previously filed as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.12	*	Offer Letter between IDI and Adelene Perkins dated as of February 6, 2002. Previously filed as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.13	*	Letter Agreement between IDI and Steven Holtzman dated effective as of March 31, 2006. Previously filed as Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.14	*	Letter Agreement between IDI and Julian Adams dated effective as of March 31, 2006. Previously filed as Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.15	*	Letter Agreement between IDI and Adelene Perkins dated effective as of March 31, 2006. Previously filed as Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.16		Pre-Merger Stock Incentive Plan. Previously filed as Exhibit 10.18 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.17	*	Form of Restricted Stock Agreement entered into with each of the directors identified on the schedule thereto. Previously filed as Exhibit 10.19 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.18	*	Form of Nonstatutory Stock Option Agreement entered into with each of the directors identified on the schedule thereto. Previously filed as Exhibit 10.20 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

Exhibit		Description
10.19	*	Form of Stock Restriction Agreement entered into with each of the directors identified on the schedule thereto. Previously filed as Exhibit 10.21 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.20	*	Stock Restriction Agreement entered into with Franklin H. Moss on August 14, 2001. Previously filed as Exhibit 10.22 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.21	*	Form of Restricted Stock Agreement entered into with each of the officers and directors identified on the schedule thereto. Previously filed as Exhibit 10.23 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.22	*	Form of Restricted Stock Agreement entered into with each of the officers and directors identified on the schedule thereto. Previously filed as Exhibit 10.24 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.23	*	Form of Incentive Stock Agreement entered into with each of the officers identified on the schedule thereto. Previously filed as Exhibit 10.25 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.24	*	Restricted Stock Agreement entered into with Adelene Perkins on March 19, 2002. Previously filed as Exhibit 10.26 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.25	*	Form of Nonstatutory Stock Option Agreement entered into with each of the officers identified on the schedule thereto. Previously filed as Exhibit 10.27 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.26	*	Restricted Stock Agreement entered into with Julian Adams on October 6, 2003. Previously filed as Exhibit 10.28 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.27	*	Form of Restricted Stock Agreement entered into with Steven Holtzman on each of the dates specified on the schedule thereto. Previously filed as Exhibit 10.29 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.28	*	Nonstatutory Stock Option Agreement entered into with Steven Holtzman on March 25, 2004. Previously filed as Exhibit 10.30 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.29	*	Restricted Stock Agreement entered into with Steven Holtzman on August 14, 2001. Previously filed as Exhibit 10.31 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.30		2000 Stock Incentive Plan. Previously filed as Exhibit 10.59 to the Registrant’s Registration Statement on Form S-1 filed on May 9, 2000 (File No. 333-36638) and incorporated herein by reference.

10.31		Amendment No. 1 to 2000 Stock Incentive Plan; Amendment No. 2 to 2000 Stock Incentive Plan; Amendment No. 3 to 2000 Stock Incentive Plan. Previously filed as Exhibit 10.32 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.32		Form of Incentive Stock Option Agreement under 2000 Stock Incentive Plan. Previously filed as Exhibit 10.33 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.33		Form of Nonstatutory Stock Option Agreement under 2000 Stock Incentive Plan. Previously filed as Exhibit 10.34 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

Exhibit		Description
10.34		Form of Restricted Stock Agreement under 2000 Stock Incentive Plan. Previously filed as Exhibit 10.35 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.35	*	Omnibus Amendment to Retention Bonus Agreements and Change-In-Control Agreements of Certain Executive Employees of Discovery Partners International, Inc. Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 11, 2006 (File No. 000-31141) and incorporated herein by reference.

21.1		Subsidiaries of the Registrant.

23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1		Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

31.2		Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended

32.1		Statement of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Statement of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan
†	Confidential treatment has been requested and/or granted as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.