Form 10-Q
period 2007-03-31
INFINITY PHARMACEUTICALS, INC.
filed 2007-05-09
CIK 1113148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on March 31, 2007: 19,632,924

INFINITY PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2007

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

	March 31, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,309,877	$74,147,479
Available-for-sale securities	101,361,636	27,549,305
Accounts receivable	2,697,421	1,409,646
Unbilled accounts receivable	3,740,883	40,725,164
Notes receivable from employees	84,362	87,257
Prepaid expenses and other current assets	1,890,540	2,179,702

Total current assets	136,084,719	146,098,553

Property and equipment, net	6,688,091	6,539,930
Notes receivable from employees	85,553	104,642
Restricted cash	1,599,274	1,578,699
Other assets	276,156	326,058

Total assets	$144,733,793	$154,647,882

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$454,662	$892,184
Accrued expenses	5,247,035	8,829,206
Deferred revenue	13,750,000	13,750,000
Current portion of long-term debt and capital leases	1,053,164	1,362,930

Total current liabilities	20,504,861	24,834,320

Deferred revenue, less current portion	61,354,167	64,791,667
Other liabilities	2,074,608	2,222,735
Long-term debt and capital leases, less current portion	194,273	374,205

Total liabilities	84,127,909	92,222,927

Stockholders’ equity:

Preferred Stock, $.001 par value; 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2007 and December 31, 2006	—	—
Common Stock, $.001 par value; 100,000,000 shares authorized, and 19,632,924 shares issued and outstanding, at March 31, 2007; 100,000,000 shares authorized, and 19,523,243 shares issued and outstanding, at December 31, 2006	19,633	19,523
Additional paid-in capital	219,148,833	219,110,907
Accumulated deficit	(158,538,088)	(155,305,106)
Treasury stock, at cost	—	(1,323,810)
Accumulated other comprehensive loss	(24,494)	(76,559)

Total stockholders’ equity	60,605,884	62,424,955

Total liabilities and stockholders’ equity	$144,733,793	$154,647,882

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2007	2006
Collaborative research and development revenue	$6,115,750	$718,750
Operating expenses:
Research and development	7,476,403	9,678,019
General and administrative	3,293,031	1,972,700

Total operating expenses	10,769,434	11,650,719

Loss from operations	(4,653,684)	(10,931,969)
Other (expense)/income:
Interest expense	(102,466)	(141,880)
Interest and investment income	1,866,442	194,244

Net other income	1,763,976	52,364

Net loss	$(2,889,708)	$(10,879,605)

Basic and diluted net loss per common share	$(0.15)	$(4.55)

Basic and diluted weighted average number of common shares outstanding	19,388,131	2,393,401

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Operating activities
Net loss	$(2,889,708)	$(10,879,605)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	690,620	867,230
Stock-based compensation	1,135,208	482,486
Loan forgiveness	24,728	36,025
Gain on sale of property and equipment	(7,500)	—
Net accretion of available-for-sale securities	(461,273)	(20,672)
Amortization of warrants	17,808	26,575
Interest income on restricted cash	(20,575)	(15,220)
Interest income on employee loans	(1,092)	(1,936)
Changes in operating assets and liabilities:
Accounts receivable and unbilled accounts receivable	35,696,506	(406,250)
Prepaid expenses and other assets	331,329	(652,251)
Accounts payable	(437,522)	(391,627)
Accrued expenses and other liabilities	(4,026,435)	410,853
Deferred revenue	(3,437,500)	14,687,500

Net cash provided by operating activities	26,614,594	4,143,108

Investing activities
Purchases of property and equipment	(838,781)	(44,696)
Proceeds from sale of property and equipment	7,500	—
Purchases of available-for-sale securities	(78,640,084)	(1,728,535)
Sales and maturities of available-for-sale securities	5,341,091	1,500,000

Net cash used in investing activities	(74,130,274)	(273,231)

Financing activities
Proceeds from sale of Series D Convertible Preferred Stock	—	5,000,000
Proceeds from issuances of common stock	179,502	33,796
Repurchase of common stock	—	(2,813)
Proceeds from equipment loan and other debt	—	5,000,000
Payments on equipment loan and other debt	(473,083)	(1,107,974)
Capital lease payments	(26,688)	(34,952)
Repayment of employee loans	8,347	2,133
New employee loans	(10,000)	(95,000)

Net cash (used in) provided by financing activities	(321,922)	8,795,190

Net (decrease) increase in cash and cash equivalents	(47,837,602)	12,665,067
Cash and cash equivalents at beginning of period	74,147,479	9,442,756

Cash and cash equivalents at end of period	$26,309,877	$22,107,823

Supplemental cash flow disclosure
Interest paid	$92,393	$123,038

Income taxes	$1,100,000	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Infinity Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization

On September 12, 2006, we completed our reverse merger in which a wholly-owned subsidiary of Discovery Partners International, Inc., or DPI, merged with Infinity Pharmaceuticals, Inc., or IPI, such that IPI became a wholly-owned subsidiary of DPI. We refer to this transaction as the merger. Immediately following the merger, IPI changed its name to Infinity Discovery, Inc., which we refer to as Old Infinity. In addition, DPI changed its name to Infinity Pharmaceuticals, Inc., or Infinity, and its ticker symbol on the NASDAQ Global Market to “INFI.” As used throughout these unaudited, condensed consolidated financial statements, “Infinity,” “we,” “us,” or “our” refers to the business of the combined company after the merger and the business of Old Infinity prior to the merger. As used throughout these unaudited, condensed consolidated financial statements, “DPI” refers to the business of Discovery Partners International, Inc. prior to completion of the merger.

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

Infinity is a drug discovery and development company that is utilizing its strength in small molecule drug technologies to discover and develop medicines for the treatment of cancer and related conditions.

2. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and accompanying footnotes included in our annual report on Form 10-K for the fiscal year ended December 31, 2006, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 14, 2007.

The information presented in the condensed consolidated financial statements and related footnotes at March 31, 2007, and for the three months ended March 31, 2007 and 2006, is unaudited and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2006 have been derived from our audited financial statements.

3. Significant Accounting Policies

Cash Equivalents and Available-For-Sale Securities

Cash equivalents and available-for-sale securities primarily consist of money market funds, asset-backed securities, corporate obligations and U.S. government agency obligations. We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents, which consist primarily of money market funds, are stated at cost, which approximates market value.

We determine the appropriate classification of available-for-sale securities at the time of purchase and reevaluate such designation at each balance sheet date. We have classified all of our marketable securities at March 31, 2007 and December 31, 2006 as “available-for-sale.” We carry available-for-sale securities at fair value, with the unrealized gains and losses reported in a separate component of stockholders’ equity. The fair value of these securities is based on quoted market prices.

We adjust the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. We include such amortization and accretion in interest and investment income. Realized gains and losses and declines in value, if any, that we judge to be other-than-temporary on available-for-sale securities are reported in interest and investment income. The cost of securities sold is based on the specific identification method. We include interest and dividends on securities classified as available-for-sale in investment income. There are no realized gains or losses for the three months ended March 31, 2007 and 2006.

Reclassifications

Certain prior year amounts in net cash provided by operating activities and net cash used in investing activities have been reclassified to conform to the current year presentation. This reclassification has no impact on previously reported financial position or net loss.

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

All of our revenues to date have been generated under research collaboration agreements. During the three months ended March 31, 2007 and 2006:

•

revenues associated with the up-front license fees, reimbursable research and development services and compound delivery fees we received from Novartis Institutes for BioMedical Research, Inc. (“Novartis”) and Novartis International Pharmaceutical Ltd. (“Novartis International”) accounted for approximately 59% and 100% of our revenue for the three months ended March 31, 2007 and 2006, respectively, and

•

revenues associated with the up-front license fee we received from MedImmune, Inc. (“MedImmune”) accounted for approximately 41% and 0% of our revenue for the three months ended March 31, 2007 and 2006, respectively.

Further, payments due from Novartis represented 100% of our accounts receivable balance as of March 31, 2007. Payments from MedImmune and Novartis represented 68% and 32% of our accounts receivable balance, respectively, as of December 31, 2006. Payments from MedImmune and Novartis represented 89% and 11% of our unbilled accounts receivable balance, respectively, as of March 31, 2007. Payments from MedImmune and Novartis represented 93% and 7% of our unbilled accounts receivable balance, respectively, as of December 31, 2006.

Basic and Diluted Net Loss per Common Share

Basic net loss per share is based upon the weighted average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net loss per share is based upon the weighted average number of common shares outstanding during the period, plus the effect of additional weighted average common equivalent shares outstanding during the period when the effect of adding such shares is dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options (the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method), the assumed conversion of preferred stock, the exercise of outstanding warrants and the vesting of unvested restricted shares of common stock. Common equivalent shares have not been included in the net loss per share calculations because the effect of including them would have been anti-dilutive. Total potential gross common equivalent shares consisted of the following:

	At March 31,
	2007	2006
Preferred stock	—	10,038,222
Stock options	2,950,055	1,186,195
Warrants	246,629	207,936
Unvested restricted shares	149,828	329,607

Stock-Based Compensation Expense

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) as of January 1, 2006. SFAS No. 123(R) revises FAS Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and amends FAS Statement No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires companies to expense the fair value of employee stock options and other equity compensation. We apply the recognition provisions of SFAS No. 123(R) and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Connection with Selling Goods or Services,” (“EITF No. 96-18”) for all stock option grants to non-employees.

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

Research and Development Expense

Research and development expense consists of expenses incurred in performing research and development activities, including salaries and benefits, facilities expenses, overhead expenses, materials and supplies, pre-clinical expenses, clinical trial and related clinical manufacturing expenses, stock-based compensation expense, contract services, and other outside expenses. We expense research and development costs as they are incurred. We have entered into certain collaboration agreements in which expenses are shared with the collaborator, and others in which we are reimbursed for work performed on behalf of the collaborator. We record all of our expenses related to these collaboration arrangements as research and development expense. If the arrangement is a cost-sharing arrangement and there is a period during which we receive payments from the collaborator, we record payments from the collaborator for its share of the development effort as a reduction of research and development expense. If the arrangement is a cost-sharing arrangement and there is a period during which we make payments to the collaborator, we will record our payments to the collaborator for its share of the development effort as additional research and development expense. If the arrangement provides for reimbursement of research and development expenses, we record the reimbursement as revenue. Our collaboration with MedImmune is a cost-sharing arrangement; our collaboration with Novartis provides for the reimbursement of our research and development expenses.

Accounting for Sabbatical Leave

We adopted EITF 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43” (“EITF 06-2”) on January 1, 2007. In EITF 06-2, the task force reached a consensus that an employee’s right to a compensated absence under a sabbatical or other similar benefit arrangement (a) that requires the completion of a minimum service period and (b) in which the benefit does not increase with additional years of service, accumulates pursuant to paragraph 6(b) of SFAS No. 43, “Accounting for Compensated Absences,” for arrangements in which the individual continues to be a compensated employee and is not required to perform duties for the entity during the absence. Therefore, the compensation cost associated with a sabbatical or other similar benefit arrangement should be accrued over the requisite service period. We applied EITF 06-2 as a change in accounting principle through a cumulative-effect adjustment to accumulated deficit.

Income Taxes

We adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN 48”) on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. In accordance with FIN 48, we will recognize any interest and penalties related to unrecognized tax benefits in income tax expense.

New Accounting Pronouncement

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have not completed our evaluation of SFAS No. 159, but we do not currently believe that it will have a material impact on our financial position or results of operations.

4. Stock-Based Compensation

SFAS No. 123(R) Compensation Expense

Under SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. We have no awards with market or performance conditions. We adopted the provisions of SFAS No. 123(R) on January 1, 2006, using the modified prospective method. Under the modified prospective method, prior periods have not been restated. The provisions of SFAS No. 123(R) apply to new awards, unvested awards that were outstanding on the effective date, and awards subsequently modified or cancelled. Estimated compensation expense for unvested awards outstanding at the date of adoption will be recognized over the remaining service period on a straight-line basis using the compensation cost previously calculated for pro forma disclosure purposes under SFAS No. 123. Upon the adoption of SFAS No. 123(R), we elected to continue to use the Black-Scholes valuation model in determining the fair value of equity awards.

In March 2006, we forgave certain outstanding nonrecourse loans that were given to certain of our employees in previous years in order for these employees to exercise stock options. This forgiveness constituted a modification of the awards under SFAS

No. 123(R), and resulted in compensation expense of $510,000, of which $347,000 was recognized immediately since portions of the awards were vested. We recognized $26,054 and $347,000 of compensation expense related to these nonrecourse loans for the three months ended March 31, 2007 and 2006, respectively.

Total stock-based compensation expense, related to all equity awards, recognized under SFAS No. 123(R) for the three months ended March 31, 2007 and 2006, respectively, comprised the following (unaudited):

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Effect of stock-based compensation on net loss by line item:
Research and development	$548,817	$239,182
General and administrative	586,391	243,304

As of March 31, 2007, there was approximately $13.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested options and restricted stock granted, including $58,784 of unrecognized compensation expense associated with the forgiveness of the nonrecourse loans. Total cost for all unrecognized compensation is expected to be recognized over a weighted-average period of 3.4 years.

As a result of the adoption of SFAS No. 123(R), our basic and diluted loss per share for the three months ended March 31, 2007 and 2006 is greater by $0.06 and $0.20, respectively.

SFAS No. 123(R) Valuation Assumptions

The fair value of the options under SFAS No. 123(R) at March 31, 2007 and 2006 was estimated using the Black-Scholes valuation model using the following assumptions:

	For the Three Months Ended March 31, 2007	For the Three Months Ended March 31, 2006
Risk-free interest rate	4.81%	4.80%
Expected annual dividend yield	—	—
Expected stock price volatility	61.40%	65.10%
Expected term of options	5.05 years	5.06 years

The valuation assumptions were determined as follows:

•	Risk-free interest rate: The yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term of the awards.

•	Expected annual dividend yield: The estimate for annual dividends is zero, because we have not historically paid a dividend and do not intend to do so in the foreseeable future.

•	Expected stock price volatility: We determine the expected volatility by using an average historical volatility from comparable public companies with an expected term consistent with ours.

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

SFAS No. 123(R) requires the application of an estimated forfeiture rate to current period expense to recognize compensation expense only for those awards expected to vest. We estimate forfeitures based upon historical data, adjusted for known trends, and will adjust the estimate of forfeitures if actual forfeitures differ or are expected to differ from such estimates. Subsequent changes in estimated forfeitures will be recognized through a cumulative adjustment in the period of change and will also impact the amount of stock-based compensation expense in future periods. As of March 31, 2007 and 2006, the forfeiture rate was estimated to be 3.1% and 21.6%, respectively.

A summary of our stock option activity for the three months ended March 31, 2007 is as follows:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2007	1,889,572	$7.47
Granted	1,190,403	13.62
Exercised	(109,681)	1.64
Forfeited	(20,239)	10.01

Outstanding at March 31, 2007	2,950,055	$10.07	8.99	$5.8

Vested or expected to vest at March 31, 2007	813,926	$5.69	7.81	$5.2

Exercisable at March 31, 2007 (1)	1,373,706	$5.67	8.16	$8.7

(1)	Options exercisable at March 31, 2007 include: (a) vested or expected to vest options from the Infinity Pharmaceuticals, Inc. 2000 Stock Incentive Plan; and (b) both unvested and vested or expected to vest options from the Infinity Pharmaceuticals, Inc. Pre-Merger Stock Incentive Plan (the “2001 Plan”), which allowed early exercises of options into restricted stock. The 2001 Plan was not assumed by us following the DPI merger; therefore, no further grants may be made under the 2001 Plan.

The aggregate intrinsic value was calculated based on the positive difference between the closing fair market value of our common stock on March 31, 2007 and the exercise price of the underlying options. The aggregate intrinsic value of options exercised during the three months ended March 31, 2007 was $1,050,936. The total cash received from employees and non-employees as a result of stock option exercises during the three months ended March 31, 2007 was approximately $179,502.

The weighted-average fair value per share of options granted during the three months ended March 31, 2007 was $7.72.

All options granted to employees during the three months ended March 31, 2007 were granted with exercise prices equal to the fair market value of our common stock on the date of grant.

No related income tax benefits were recorded during the three months ended March 31, 2007 and 2006.

We settle employee stock option exercises with newly issued common shares.

5. Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes rules for the reporting and display of comprehensive income (loss) and its components. The components of our comprehensive loss include our net loss and the change in unrealized gains and losses on our available-for-sale securities. For the three months ended March 31, 2007 and 2006, comprehensive loss was as follows:

	Three Months Ended March 31,
	2007	2006
Net loss	$(2,889,708)	$(10,879,605)
Unrealized holding gains on available-for-sale securities	52,065	1,784

Total comprehensive loss	$(2,837,643)	$(10,877,821)

Accumulated other comprehensive loss consists of unrealized losses on available-for-sale securities.

6. Accounting for Sabbatical Leave

On January 1, 2007, we adopted EITF 06-2 to account for sabbatical leaves. All of our regular, full-time employees are eligible to receive four paid weeks of sabbatical leave after five years of continuous employment. The cumulative effect of a change in accounting principle as a result of adoption of EITF 06-2 was $343,273, which was recorded to accumulated deficit and accrued expenses as of January 1, 2007. During the three months ended March 31, 2007, we recorded additional compensation expense of $8,097. Prior to the adoption of EITF 06-2, we did not accrue for the sabbatical leaves.

7. Income Taxes

On January 1, 2007, we adopted FIN 48 to account for uncertainty in income taxes. In connection with the adoption of FIN 48, interest expense and penalties associated with unrecognized tax benefits will be accrued when appropriate, and reported in the income tax expense line on our statement of operations. We will calculate interest by applying the applicable tax jurisdiction statutory rate of interest in effect at the time the exposure arose and adjusted accordingly as the interest rates change. We file income tax returns in the U.S. federal and Massachusetts jurisdictions and are subject to examinations by those authorities for all tax years from 2001 to the present. We have not recorded a liability for unrecognized tax benefits prior to the adoption of FIN 48, as a result of adopting FIN 48, or during the three months ended March 31, 2007. Accordingly, we have not recognized any corresponding interest or penalties for the three months ended March 31, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. Some of the information contained in this discussion and analysis and set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the section titled “Risk Factors” in Part II of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Our lead product candidate, IPI-504, is currently being studied in a Phase I clinical trial in patients with Gleevec®-refractory gastrointestinal stromal tumors, or GIST, and other soft tissue sarcomas, as well as a Phase I/II clinical trial in patients with advanced non-small cell lung cancer, or NSCLC. We also have completed enrollment in and are analyzing data from our Phase I clinical trial of IPI-504 in patients with refractory multiple myeloma. To date, IPI-504 has been well-tolerated and we have seen promising evidence of biological activity in patients with GIST. We currently expect to initiate additional clinical trials of IPI-504 during 2007, including one or more Phase II clinical trials in the second half of the year in indications to be determined based on the preclinical and clinical data we generate, Phase I studies combining IPI-504 with existing approved therapies in earlier-line disease, and a human clinical trial of an oral formulation of IPI-504. IPI-504 is an inhibitor of heat shock protein 90, or Hsp90. Hsp90 is a molecule that maintains the structure and activity of specific proteins, known as “client proteins” of Hsp90. Many cancers result from specific mutations in these client proteins; Hsp90 enables those cancers to survive by allowing the client proteins to continue functioning.

Our next most advanced program is directed against the Hedgehog cell signaling pathway, which we refer to as the Hedgehog pathway. Normally, the Hedgehog pathway regulates tissue and organ formation during embryonic development. When abnormally activated during adulthood, however, the Hedgehog pathway is believed to play a central role in allowing the proliferation and survival of certain cancer-causing cells, and is implicated in many of the most deadly cancers. Our Hsp90 and Hedgehog pathway inhibitor programs are being pursued in collaboration with MedImmune, Inc., or MedImmune. In April 2007, MedImmune announced that it had entered into a definitive agreement to be acquired by AstraZeneca PLC. In accordance with the terms of our agreement with MedImmune, our collaboration continues after a change of control of MedImmune on the same terms.

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

We have also entered into an alliance with Novartis to discover, develop and commercialize drugs targeting the Bcl-2 family of proteins. Under our agreement with Novartis, Novartis has paid us a $15 million up-front license fee, an affiliate of Novartis has made a $5 million equity investment in us, and Novartis has committed to provide us research funding of approximately $10 million over the initial two-year research term, which expires in February 2008. Novartis has also agreed to make aggregate milestone payments of over $370 million if certain research, development and commercialization milestones are met for multiple products for multiple indications, such that total payments to us could exceed $400 million. In addition, we are entitled to receive royalties upon successful commercialization of any products developed under the alliance. The two companies will conduct joint research to identify molecules for clinical development. Once a clinical candidate is identified, we can participate in the clinical development of the candidate under specified conditions. This clinical development will be led and paid for by Novartis. Upon commercialization of any products developed under the collaboration, we have an option to co-detail Bcl-2 family inhibitors in the United States, with our detailing costs to be reimbursed by Novartis.

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

Research & Development Expense

Since inception, we have focused on drug discovery and development programs, with particular emphasis on cancer drugs. We currently have three lead programs in research and development:

•	IPI-504, which is currently being studied in Phase I clinical trials for the treatment of refractory GIST and other soft tissue sarcomas, and advanced NSCLC;

•	a program seeking to develop candidate compounds directed against the Hedgehog pathway; and

•	our Bcl-2 program.

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

Revenue Recognition

To date, our revenues have been generated under research collaboration agreements and, accordingly, we recognize revenue in accordance with the SEC’s Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition,” and Emerging Issues Task Force (EITF) No. 00-21, “Revenue Arrangements With Multiple Deliverables.”

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

Accrued Drug Development Costs

As part of the process of preparing financial statements, we are required to estimate accrued expenses. This process involves identifying services that have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date. Examples of services for which we must estimate accrued expenses include contract service fees paid to contract manufacturers in conjunction with the production of clinical drug supplies and to contract research organizations in connection with preclinical studies and clinical trials. In connection with these service fees, our estimates are most affected by our understanding of the status and timing of services provided. The majority of our service providers invoice us in arrears for services performed. In the event that we do not identify certain costs that have been incurred by our service providers, or if we over- or under-estimate the level of services performed or the costs of such services in any given period, our reported expenses for such period would be too low or too high. We often rely on subjective judgments to determine the date on which certain services commence, the level of services performed on or before a given date, and the cost of such services. We make these judgments based upon the facts and circumstances known to us. To date, we have been able to reasonably estimate these costs, but our estimates of expenses in future periods may be over- or under-accrued.

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

Results of Operations

The following tables summarize our results of operations for each of the three-month periods ended March 31, 2007 and 2006, in thousands, together with the change in these items in dollars and as a percentage:

	For the Three Months Ended March 31,
	2007	2006	$ Change	% Change
Revenue	$6,116	$719	$5,397	751%
Research and development expense	(7,476)	(9,678)	2,202	(23)%
General and administrative expense	(3,293)	(1,973)	(1,320)	67%
Interest expense	(102)	(142)	40	(28)%
Interest and investment income	1,866	194	1,672	862%

Revenue

Our revenue during the three-month period ended March 31, 2007 consisted of approximately:

•	$2.5 million associated with the amortization of the up-front license fee we received from MedImmune upon entry into our strategic alliance in August 2006;

•

$0.9 million related to the amortization of the non-refundable license fee, and $1.2 million in revenue related to the reimbursable research and development services we performed, under our Bcl-2 collaboration entered into with Novartis in February 2006; and

•	$1.5 million related to the delivery of compounds to Novartis International under our technology access agreement.

Our revenue during the three-month period ended March 31, 2006 consisted of approximately $0.3 million related to the amortization of the non-refundable license fee from, and $0.4 million related to the reimbursable research and development services we performed for, Novartis under our Bcl-2 collaboration.

Research and Development Expense

Research and development expense represented approximately 69% and 83% of our total operating expenses for the three months ended March 31, 2007 and 2006, respectively.

The decrease in research and development expense in the three-month period ended March 31, 2007 as compared to the same period in 2006 is primarily attributable to $3.3 million in reimbursable amounts from MedImmune under the cost-sharing provisions of our collaboration agreement which is recorded as a credit to research and development expense, partially offset by:

•

an increase of $0.9 million in salaries and benefits, including SFAS No. 123(R) stock option expenses, for our research and development personnel due primarily to new hires and yearly salary increases, larger annual stock option grants, and a contingent cash compensation program effective in the fourth quarter of 2006; and

•	an increase of $0.1 million in external costs for clinical trials of IPI-504 as that program has progressed.

During the three-month periods ended March 31, 2007 and 2006, we estimate that we incurred the following expenses by program. These expenses relate primarily to payroll and related expenses for personnel working on the programs, drug development and manufacturing, preclinical toxicology studies and clinical trial costs. In addition, for the IPI-504 and Hedgehog pathway inhibitor programs, these expenses for the three months ended March 31, 2007 include a credit of approximately $3.3 million attributable to amounts reimbursable by MedImmune following entry into our collaboration agreement in August 2006.

Program	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Hsp90 Inhibitors	$2.3 million	$1.4 million
Hedgehog Pathway Inhibitors	$1.2 million	$3.2 million
Bcl-2	$1.3 million	$1.1 million

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

General and Administrative Expense

The increase in general and administrative expense for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 is primarily attributable to:

•

an increase of $1.0 million in salaries and benefits, including SFAS No. 123(R) stock option expense for general and administrative employees, due primarily to new hires and yearly salary increases, larger annual stock option grants and a contingent cash compensation program effective in the fourth quarter of 2006; and

•	an increase of $0.3 million in patent and non-income tax expenses, including state franchise taxes, state use taxes and local taxes.

Interest Expense

Interest expense decreased in the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 primarily as a result of borrowings outstanding in 2006 under our debt facilities with Oxford Finance Corporation, or Oxford. We repaid in full all of our outstanding debt to Oxford in December 2006.

Interest and Investment Income

Interest and investment income increased in the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 primarily as a result of our higher balance of cash and available-for-sale securities. The increase in cash and available-for-sale securities balance is primarily attributable to amounts we received upon completion of the DPI merger, and the up-front license fee received from MedImmune in connection with our collaboration.

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

Our cash, cash equivalents, available-for-sale securities and working capital are as follows:

	March 31, 2007	December 31, 2006
Cash, cash equivalents and available-for-sale securities	$127,671,513	$101,696,784
Working capital	115,579,858	121,264,233

	Three Months Ended March 31,
	2007	2006
Cash provided by (used in):
Operating activities	$26,614,594	$4,143,108
Investing activities	(74,130,274)	(273,231)
Financing activities	(321,922)	8,795,190
Capital expenditures (included in investing activities above)	(838,781)	(44,696)

Cash Flows

The principal use of cash in operating activities in all of the periods presented was the funding of our net loss. Cash flows from operations can vary significantly due to various factors, including changes in accounts receivable and unbilled accounts receivable, as well as changes in accounts payable, accrued expenses and deferred revenue. In January 2007, we received $35.0 million from MedImmune, representing the second half of the up-front license payment related to our collaboration agreement.

Cash flow from operations includes a decrease in the accrued expenses and other liabilities resulting from payments of $1.7 million in connection with our contingent cash compensation program, representing payments made during the three months ended March 31, 2007 for amounts earned in 2006, as well as $1.1 million for federal income taxes and $1.0 million to J&J to refund a portion of the upfront license fee paid in connection with our technology access agreement.

Net cash used in investing activities includes the purchase of $78.6 million of short term corporate obligations in accordance with our investment policy.

We believe that our existing cash and cash equivalents, will be sufficient to support our current operating plan, including planned increases in research and development and general and administrative expenses, through at least December 31, 2009. Our currently-planned operating and capital requirements primarily include the need for working capital to, among other things:

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

•	our ability to maintain our strategic alliances with MedImmune and Novartis;

•	our ability to meet our compound delivery obligations to Novartis International;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our drug candidates;

•	the cost of acquiring raw materials for, and of manufacturing, our drug candidates;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patents, and other patent-related costs, including litigation costs;

•	the costs of increasing our clinical research, medical and regulatory affairs functions;

•	the costs of establishing sales and marketing functions and of establishing commercial manufacturing arrangements if any drug candidates are approved;

•	our needs for office and laboratory facilities and our ability to continue subleasing excess space;

•	the costs required to satisfy our obligations under our alliance with MedImmune;

•	the timing and receipt of milestone payments under our collaboration agreements; and

•	the timing, receipt and amount of sales, profits or royalties on future products, if any.

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

Contractual Obligations and Off-Balance Sheet Arrangements

There have been no material changes in our contractual obligations from those disclosed in our annual report on Form 10-K filed on March 14, 2007.

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

A hypothetical 100 basis point increase in interest rates would result in an approximate $312,598 decrease in the fair value of our investments as of March 31, 2007. We have the ability to hold our fixed income investments until maturity and, therefore, we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 4.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer and treasurer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2007, our chief executive officer and chief financial officer and treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses since inception. At March 31, 2007, our accumulated deficit was approximately $158.5 million. Our net losses for the three months ended March 31, 2007 and the fiscal years ending December 31, 2006, 2005 and 2004 were $2.9 million, $28.4 million, $36.4 million and $34.1 million, respectively. We have not generated any revenues from the sale of drugs to date and we do not expect to generate revenues from the sale of drugs, or achieve profitability, for several years, if ever. We expect that our annual operating losses will increase substantially over the next several years as we seek to:

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

•	our ability to maintain our strategic alliances with MedImmune and Novartis;

•	our ability to meet our compound delivery obligations to Novartis International;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our drug candidates;

•	the cost of acquiring raw materials for, and of manufacturing, our drug candidates;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patents, and other patent-related costs, including litigation costs;

•	the costs of increasing our clinical research, medical and regulatory affairs functions;

•	the costs of establishing sales and marketing functions and of establishing commercial manufacturing arrangements if any of our drug candidates are approved;

•	our needs for office and laboratory facilities and our ability to continue subleasing excess space;

•	the costs required to satisfy our obligations under our alliance with MedImmune;

•	the timing and receipt of milestone payments under our collaboration agreements; and

•	the timing, receipt and amount of sales, profits or royalties on future products, if any.

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

We have entered into an alliance with MedImmune to jointly develop and commercialize novel drugs targeting Hsp90 and the Hedgehog pathway. We have also entered into an alliance with Novartis for the development and commercialization of Bcl-2 protein family members in the field of cancer. In these alliances, our collaborators have committed to provide substantial funding, as well as significant capabilities in clinical development, regulatory affairs, marketing and sales.

In April 2007, MedImmune announced that it had entered into a definitive agreement to be acquired by AstraZeneca PLC. In accordance with our agreement with MedImmune, our collaboration continues in effect after a change of control of MedImmune on the same terms. Nevertheless, the announcement of the proposed merger may have an impact on MedImmune’s ability to retain and motivate key personnel, or may divert management attention and resources. These events may result in delays in our development programs and have an adverse effect on our results of operations.

If, for any reason, MedImmune or Novartis does not devote sufficient time and resources to the applicable alliance arrangement, we may not realize the potential commercial benefits of the arrangement, and our results of operations may be adversely affected. In addition, if MedImmune or Novartis were to breach or terminate its arrangement with us, the development and commercialization of the affected drug candidate could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue development and commercialization of the drug candidate on our own.

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

(b) The registration statement (File No. 333-36638) for DPI’s initial public offering was declared effective by the SEC on July 27, 2000. DPI received net proceeds from the offering of approximately $94.7 million. From that date through the completion of the merger on September 12, 2006, DPI used approximately $18.5 million of the net proceeds for acquisitions of companies, $6.0 million for prepaid µARCS royalties, $16.8 million for capital expenditures and $4.3 million for costs associated with restructuring. Following the completion of the merger through March 31, 2007, we used approximately $9.2 million on our Hsp 90 and Hedgehog pathway inhibitor programs and for general corporate purposes.

Item 6.	Exhibits

(a)	Exhibits

The exhibits listed in the Exhibit Index are included in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFINITY PHARMACEUTICALS, INC.

Dated: May 9, 2007	By:	/s/ Adelene Q. Perkins
Adelene Q. Perkins Chief Financial Officer & Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of the Registrant. Previously filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 filed on June 23, 2000 (File No. 333-36638) and incorporated herein by reference.

3.2	Amendment to the Registrant’s Certificate of Incorporation, effecting a 1-to-4 reverse stock split of Discovery Partners common stock. Previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

3.3	Amendment to the Registrant’s Certificate of Incorporation, changing the name of the corporation from Discovery Partners International, Inc. to Infinity Pharmaceuticals, Inc. Previously filed as Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

3.4	Bylaws of the Registrant. Previously filed as Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 filed on June 23, 2000 (File No. 333-36638) and incorporated herein by reference.

3.5	Amendment to the Registrant’s Amended and Restated Bylaws. Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.