Form 10-Q
period 2007-06-30
INFINITY PHARMACEUTICALS, INC.
filed 2007-08-09
CIK 1113148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on June 30, 2007: 19,671,121

INFINITY PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

	June 30, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$16,754,384	$74,147,479
Available-for-sale securities	105,585,492	27,549,305
Accounts receivable	434,034	1,409,646
Unbilled accounts receivable	4,884,188	40,725,164
Notes receivable from employees	73,457	87,257
Prepaid expenses and other current assets	2,206,388	2,179,702

Total current assets	129,937,943	146,098,553

Property and equipment, net	7,142,354	6,539,930
Notes receivable from employees	69,928	104,642
Restricted cash	1,619,179	1,578,699
Other assets	226,253	326,058

Total assets	$138,995,657	$154,647,882

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$643,739	$892,184
Accrued expenses	5,804,284	8,829,206
Deferred revenue	13,750,000	13,750,000
Current portion of long-term debt and capital leases	846,795	1,362,930

Total current liabilities	21,044,818	24,834,320

Deferred revenue, less current portion	57,916,667	64,791,667
Other liabilities	2,160,625	2,222,735
Long-term debt and capital leases, less current portion	52,357	374,205

Total liabilities	81,174,467	92,222,927

Stockholders’ equity:
Preferred Stock, $.001 par value; 1,000,000 shares authorized, no shares issued and outstanding at June 30, 2007 and December 31, 2006	—	—
Common Stock, $.001 par value; 100,000,000 shares authorized, and 19,671,121 shares issued and outstanding, at June 30, 2007; 100,000,000 shares authorized, and 19,523,243 shares issued and outstanding, at December 31, 2006	19,671	19,523
Additional paid-in capital	220,452,627	219,110,907
Accumulated deficit	(162,697,910)	(155,305,106)
Treasury stock, at cost	—	(1,323,810)
Accumulated other comprehensive gain (loss)	46,802	(76,559)

Total stockholders’ equity	57,821,190	62,424,955

Total liabilities and stockholders’ equity	$138,995,657	$154,647,882

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Collaborative research and development revenue	$5,654,170	$2,818,695	$11,769,920	$3,537,445
Operating expenses:
Research and development	8,186,976	8,824,946	15,663,379	18,502,965
General and administrative	3,237,390	1,385,653	6,530,421	3,358,353

Total operating expenses	11,424,366	10,210,599	22,193,800	21,861,318

Loss from operations	(5,770,196)	(7,391,904)	(10,423,880)	(18,323,873)
Other (expense) income:
Interest expense	(29,222)	(212,173)	(131,688)	(354,053)
Interest and investment income	1,639,595	208,407	3,506,037	402,651

Net other income (expense)	1,610,373	(3,766)	3,374,349	48,598

Net loss	$(4,159,823)	$(7,395,670)	$(7,049,531)	$(18,275,275)

Basic and diluted net loss per common share	$(0.21)	$(3.04)	$(0.36)	$(7.57)

Basic and diluted weighted average number of common shares outstanding	19,505,672	2,435,095	19,438,731	2,413,245

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Operating activities
Net loss	$(7,049,531)	$(18,275,275)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,403,615	1,706,552
Stock-based compensation	2,332,284	825,374
Loan forgiveness	52,229	62,652
Gain on sale of property and equipment	(11,107)	—
Net accretion of available-for-sale securities	(1,653,160)	(48,088)
Amortization of warrants	29,712	52,633
Interest income on restricted cash	(40,480)	(31,380)
Interest income on employee loans	(2,061)	(3,662)
Changes in operating assets and liabilities:
Accounts receivable and unbilled accounts receivable	36,816,588	(1,881,195)
Prepaid expenses and other assets	57,649	(1,629,397)
Accounts payable	(248,445)	417,684
Accrued expenses and other liabilities	(3,359,544)	(530,086)
Deferred revenue	(6,875,000)	13,750,000

Net cash provided by (used in) operating activities	21,452,749	(5,584,188)

Investing activities
Purchases of property and equipment	(2,009,932)	(470,648)
Proceeds from sale of property and equipment	15,000	—
Purchases of available-for-sale securities	(121,791,942)	(1,697,286)
Sales and maturities of available-for-sale securities	45,532,276	1,499,998

Net cash used in investing activities	(78,254,598)	(667,936)

Financing activities
Proceeds from sale of Series D Convertible Preferred Stock	—	5,000,000
Proceeds from issuances of common stock	262,633	65,992
Repurchase of common stock	—	(4,986)
Proceeds from equipment loan and other debt	—	15,000,000
Payments on equipment loan and other debt	(821,014)	(2,040,570)
Capital lease payments	(31,213)	(70,626)
Repayment of employee loans	8,348	2,133
New employee loans	(10,000)	(95,000)

Net cash (used in) provided by financing activities	(591,246)	17,856,943

Net (decrease) increase in cash and cash equivalents	(57,393,095)	11,604,819
Cash and cash equivalents at beginning of period	74,147,479	9,442,756

Cash and cash equivalents at end of period	$16,754,384	$21,047,575

Supplemental cash flow disclosure
Interest paid	$119,764	$316,892

Income taxes paid	$1,100,000	$—

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

2. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and accompanying footnotes included in our annual report on Form 10-K for the fiscal year ended December 31, 2006, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 14, 2007.

The information presented in the condensed consolidated financial statements and related footnotes at June 30, 2007, and for the three and six months ended June 30, 2007 and 2006, is unaudited and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2006 have been derived from our audited financial statements.

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

We determine the appropriate classification of available-for-sale securities at the time of purchase and reevaluate such designation at each balance sheet date. We have classified all of our marketable securities at June 30, 2007 and December 31, 2006 as “available-for-sale.” We carry available-for-sale securities at fair value, with the unrealized gains and losses reported in a separate component of stockholders’ equity. The fair value of these securities is based on quoted market prices.

We adjust the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. We include such amortization and accretion in interest and investment income. Realized gains and losses and declines in value, if any, that we judge to be other-than-temporary on available-for-sale securities are reported in interest and investment income. The cost of securities sold is based on the specific identification method. We include interest and dividends on securities classified as available-for-sale in investment income. There are no realized gains or losses for the three and six months ended June 30, 2007 and 2006.

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

All of our revenues to date have been generated under research collaboration agreements. During the periods presented:

•

revenues associated with the up-front license fees, reimbursable research and development services and compound delivery fees we received from Novartis Institutes for BioMedical Research, Inc. (“Novartis”) and Novartis International Pharmaceutical Ltd. (“Novartis International”) accounted for approximately 56% and 100% of our revenue for the three months ended June 30, 2007 and 2006, respectively, and 58% and 100% of our revenue for the six months ended June 30, 2007 and 2006, respectively, and

•

revenues associated with the up-front license fee we received from MedImmune, Inc. (“MedImmune”) accounted for approximately 44% of our revenue for the three months ended June 30, 2007 and 42% of our revenue for the six months ended June 30, 2007.

Further, payments due from Novartis represented 100% of our accounts receivable balance as of June 30, 2007. Payments from MedImmune and Novartis represented 68% and 32%, respectively, of our accounts receivable balance as of December 31, 2006. Payments from MedImmune and Novartis represented 69% and 31%, respectively, of our unbilled accounts receivable balance as of June 30, 2007. Payments from MedImmune and Novartis represented 93% and 7%, respectively, of our unbilled accounts receivable balance as of December 31, 2006.

Basic and Diluted Net Loss per Common Share

Basic net loss per share is based upon the weighted average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net loss per share is based upon the weighted average number of common shares outstanding during the period, plus the effect of additional weighted average common equivalent shares outstanding during the period when the effect of adding such shares is dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options (the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method), the assumed conversion of preferred stock, the exercise of outstanding warrants and the vesting of restricted shares of common stock. Common equivalent shares have not been included in the net loss per share calculations because the effect of including them would have been anti-dilutive. Total potential gross common equivalent shares consisted of the following:

	At June 30,
	2007	2006
Preferred stock	—	10,038,222
Stock options	3,079,059	1,206,754
Warrants to purchase common stock	246,629	260,376
Unvested restricted shares	115,594	294,149

Stock-Based Compensation Expense

We adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), as of January 1, 2006. SFAS No. 123(R) requires companies to expense the fair value of employee stock options and other equity compensation. We apply the recognition provisions of SFAS No. 123(R) and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Connection with Selling Goods or Services” (“EITF No. 96-18”) for all stock option grants to non-employees.

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

Research and Development Expense

Research and development expense consists of expenses incurred in performing research and development activities, including salaries and benefits, facilities expenses, overhead expenses, materials and supplies, preclinical expenses, clinical trial and related manufacturing expenses, stock-based compensation expense, contract services, and other outside expenses. We expense research and development costs as they are incurred. We have entered into certain collaboration agreements in which expenses are shared with the collaborator, and others in which we are reimbursed for work performed on behalf of the collaborator. We record all of our expenses related to these collaboration arrangements as research and development expense. If the arrangement is a cost-sharing arrangement and there is a period during which we receive payments from the collaborator, we record payments from the collaborator for its share of the development effort as a reduction of research and development expense. If the arrangement is a cost-sharing arrangement and there is a period during which we make payments to the collaborator, we will record our payments to the collaborator for its share of the development effort as additional research and development expense. If the arrangement provides for reimbursement of research and development expenses, we record the reimbursement as revenue. Our collaboration with MedImmune is a cost-sharing arrangement; our collaboration with Novartis provides for the reimbursement of our research and development expenses.

Accounting for Sabbatical Leave

We adopted EITF 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43” (“EITF 06-2”), on January 1, 2007. Under EITF 06-2, an employee’s right to a compensated absence under a sabbatical or other similar benefit arrangement (a) that requires the completion of a minimum service period and (b) in which the benefit does not increase with additional years of service, accumulates pursuant to paragraph 6(b) of SFAS No. 43, “Accounting for Compensated Absences,” for arrangements in which the individual continues to be a compensated employee and is not required to perform duties for the entity during the absence. Therefore, the compensation cost associated with a sabbatical or other similar benefit arrangement should be accrued over the requisite service period. We applied EITF 06-2 as a change in accounting principle through a cumulative-effect adjustment to accumulated deficit.

Income Taxes

We adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. In accordance with FIN 48, we will recognize any interest and penalties related to unrecognized tax benefits in income tax expense.

New Accounting Pronouncements

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have not completed our evaluation of SFAS No. 159, but we do not currently believe that it will have a material impact on our financial position or results of operations.

In February 2007, the Emerging Issues Task Force of the FASB issued EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). In EITF 07-3, the task force reached a consensus that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. EITF 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. We have not completed our evaluation of EITF 07-3, but we do not currently believe it will have a material impact on our results of operations or financial position.

4. Stock-Based Compensation

SFAS No. 123(R) Compensation Expense

Under SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. We have no awards with market or performance conditions. We adopted the provisions of SFAS No. 123(R) on January 1, 2006, using the modified prospective method. The provisions of SFAS No. 123(R) apply to new awards, unvested awards that were outstanding on the effective date, and awards subsequently modified or cancelled. Estimated compensation expense for unvested awards outstanding at the date of adoption will be recognized over the remaining service period on a straight-line basis using the compensation cost previously calculated for pro forma disclosure purposes under SFAS No. 123. Upon the adoption of SFAS No. 123(R), we elected to continue using the Black-Scholes valuation model to determine the fair value of equity awards.

In March 2006, we forgave certain outstanding nonrecourse loans that were given to certain of our employees in previous years in order for these employees to exercise stock options. This forgiveness constituted a modification of the awards under SFAS No. 123(R), and resulted in compensation expense of $510,000, of which $347,000 was recognized immediately since portions of the awards were vested. We recognized $12,456 and $26,054 of compensation expense related to these nonrecourse loans for the three months ended June 30, 2007 and 2006, respectively, and $38,510 and $373,054 of compensation expense for the six months ended June 30, 2007 and 2006, respectively.

Total stock-based compensation expense, related to all equity awards, recognized under SFAS No. 123(R) for the three and six months ended June 30, 2007 and 2006 comprised the following (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Effect of stock-based compensation on net loss by line item:
Research and development	$625,160	$213,138	$1,173,975	$452,320

General and administrative	571,918	129,750	1,158,309	373,054

As of June 30, 2007, there was approximately $13.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested options and restricted stock granted, including $46,328 of unrecognized compensation expense associated with the forgiveness of the nonrecourse loans. Total cost for all unrecognized compensation is expected to be recognized over a weighted-average period of 3.2 years.

As a result of the adoption of SFAS No. 123(R), our basic and diluted loss per share for the three months ended June 30, 2007 and 2006 is greater by $0.06 and $0.14, respectively, and for the six months ended June 30, 2007 and 2006 is greater by $0.12 and $0.34, respectively.

SFAS No. 123(R) Valuation Assumptions

The fair value of the options under SFAS No. 123(R) at June 30, 2007 and 2006 was estimated using the Black-Scholes valuation model using the following assumptions:

	For the Three Months Ended June 30, 2007	For the Three Months Ended June 30, 2006
Risk-free interest rate	4.88%	4.92%
Expected annual dividend yield	—	—
Expected stock price volatility	60.43%	63.53%
Expected term of options	5.05 years	5.02 years

	For the Six Months Ended June 30, 2007	For the Six Months Ended June 30, 2006
Risk-free interest rate	4.82%	4.82%
Expected annual dividend yield	—	—
Expected stock price volatility	61.28%	64.90%
Expected term of options	5.05 years	5.05 years

The valuation assumptions were determined as follows:

•	Risk-free interest rate: The yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term of the awards.

•	Expected annual dividend yield: The estimate for annual dividends is zero, because we have not historically paid a dividend and do not intend to do so in the foreseeable future.

•

Expected stock price volatility: We determine the expected volatility by using an average historical volatility from comparable public companies having volatility data covering a period equivalent to the expected term of our options.

•

Expected term of options: The expected term of the awards represents the period of time that the awards are expected to be outstanding. We use historical data and expectations for the future to estimate employee exercise and post-vest termination behavior. We believe that all groups of employees exhibit similar exercise and post-vest termination behavior and therefore do not stratify employees into multiple groups.

SFAS No. 123(R) requires the application of an estimated forfeiture rate to current period expense to recognize compensation expense only for those awards expected to vest. We estimate forfeitures based upon historical data, adjusted for known trends, and will adjust the estimate of forfeitures if actual forfeitures differ or are expected to differ from such estimates. Subsequent changes in estimated forfeitures will be recognized through a cumulative adjustment in the period of change and will also impact the amount of stock-based compensation expense in future periods. As of June 30, 2007 and 2006, the forfeiture rate was estimated to be 3.4% and 16.4%, respectively.

A summary of our stock option activity for the six months ended June 30, 2007 is as follows:

	Stock Options	Weighted- Average Exercise Price	Weighted-Average Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2007	1,889,572	$7.47
Granted	1,367,288	13.25
Exercised	(131,188)	2.00
Forfeited	(46,613)	8.41

Outstanding at June 30, 2007	3,079,059	$10.27	8.83	$1.9

Vested or expected to vest at June 30, 2007	929,714	$6.47	7.79	$4.1

Exercisable at June 30, 2007 (1)	1,414,953	$6.33	8.03	$6.4

(1)	Options exercisable at June 30, 2007 include: (a) vested or expected to vest options from the Infinity Pharmaceuticals, Inc. 2000 Stock Incentive Plan; and (b) both unvested and vested or expected to vest options from the Infinity Pharmaceuticals, Inc. Pre-Merger Stock Incentive Plan (the “2001 Plan”), which allowed early exercises of options into restricted stock. The 2001 Plan was not assumed by us following the DPI merger; therefore, no further grants may be made under the 2001 Plan.

The aggregate intrinsic value was calculated based on the positive difference between the closing fair market value of our common stock on June 30, 2007 and the exercise price of the underlying options. The aggregate intrinsic value of options exercised during the six months ended June 30, 2007 was $1,381,613. The total cash received from employees and non-employees as a result of stock option exercises during the six months ended June 30, 2007 was approximately $262,633.

The weighted-average fair value per share of options granted during the six months ended June 30, 2007 was $7.51.

All options granted to employees during the three and six months ended June 30, 2007 were granted with exercise prices equal to the fair market value of our common stock on the date of grant.

No related income tax benefits were recorded during the three months ended June 30, 2007 and 2006.

We settle employee stock option exercises with newly issued common shares.

5. Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes rules for the reporting and display of comprehensive income (loss) and its components. The components of our comprehensive loss include our net loss and the change in unrealized gains and losses on our available-for-sale securities. For the three and six months ended June 30, 2007 and 2006, comprehensive loss was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net loss	$(4,159,823)	$(7,395,670)	$(7,049,531)	$(18,275,275)
Unrealized holding gains (losses) on available-for-sale securities	71,296	(140)	123,361	1,644

Total comprehensive loss	$(4,088,527)	$(7,395,810)	$(6,926,170)	$(18,273,631)

Accumulated other comprehensive loss consists of unrealized gains and losses on available-for-sale securities.

6. Accounting for Sabbatical Leave

On January 1, 2007, we adopted EITF 06-2 to account for sabbatical leaves. All of our full-time employees are eligible to receive four paid weeks of sabbatical leave after five years of continuous employment. The cumulative effect of a change in accounting principle as a result of the adoption of EITF 06-2 was $343,273, which was recorded to accumulated deficit and accrued expenses as of January 1, 2007. We recorded additional compensation expense of $52,838 and $60,935 for the three and six months ended June 30, 2007, respectively. Prior to the adoption of EITF 06-2, we did not accrue for the sabbatical leaves.

7. Income Taxes

On January 1, 2007, we adopted FIN 48 to account for uncertainty in income taxes. In connection with the adoption of FIN 48, interest expense and penalties associated with unrecognized tax benefits will be accrued when appropriate, and reported in the income tax expense line on our statement of operations. We will calculate interest by applying the applicable tax jurisdiction statutory rate of interest in effect at the time the exposure arose and adjusted accordingly as the interest rates change. We filed income tax returns in the U.S. federal, Massachusetts and other state jurisdictions and are subject to examinations by those authorities for all tax years from 1993 to the present. We have not recorded a liability for unrecognized tax benefits prior to the adoption of FIN 48, as a result of adopting FIN 48, or during the three or six months ended June 30, 2007. Accordingly, we have not recognized any corresponding interest or penalties for the three or six months ended June 30, 2007.

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

Our lead product candidate, IPI-504, is currently being studied in a Phase I clinical trial in patients with Gleevec® refractory gastrointestinal stromal tumors, or GIST, and other soft tissue sarcomas, as well as a Phase I/II clinical trial in patients with advanced non-small cell lung cancer, or NSCLC. We also have completed enrollment in and are analyzing data from our Phase I clinical trial of IPI-504 in patients with refractory multiple myeloma. To date, IPI-504 has been well-tolerated and we have seen promising evidence of biological activity in patients with GIST. We currently expect to initiate additional clinical trials of IPI-504 before the end of 2007, including one or more Phase II clinical trials in indications to be determined based on the preclinical and clinical data we generate and a Phase I clinical trial combining IPI-504 with an existing approved therapy. In addition, we have commenced investigational new drug application, or IND, enabling studies of an oral formulation of IPI-504 as well as a second-generation oral Hsp90 inhibitor, IPI-493. Pending the outcome of these studies, we anticipate filing an IND on one or both of these candidates in late 2007 or early 2008. IPI-504 and IPI-493 are inhibitors of heat shock protein 90, or Hsp90. Hsp90 is a molecule that maintains the structure and activity of specific proteins, known as “client proteins” of Hsp90. Many cancers result from specific mutations in these client proteins; Hsp90 enables those cancers to survive by allowing the client proteins to continue functioning.

Our next most advanced program is directed against the Hedgehog cell signaling pathway, which we refer to as the Hedgehog pathway. Normally, the Hedgehog pathway regulates tissue and organ formation during embryonic development. When abnormally activated during adulthood, however, the Hedgehog pathway is believed to play a central role in allowing the proliferation and survival of certain cancer-causing cells, and is implicated in many of the most deadly cancers. We have selected a lead clinical candidate in our Hedgehog pathway inhibitor program, IPI-926, and have commenced IND-enabling activities for that compound. We intend to commence a Phase I clinical trial of IPI-926 in 2008. Our Hsp90 and Hedgehog pathway inhibitor programs are being pursued in collaboration with MedImmune, Inc., or MedImmune, which now operates as a subsidiary of AstraZeneca PLC. Notwithstanding the acquisition of MedImmune by AstraZeneca PLC in June 2007, our agreement with MedImmune remains in full force and effect on the same terms.

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

We have incurred net losses since inception as we have devoted substantially all of our resources to research and development, including early-stage clinical trials. We expect to incur substantial and increasing losses for the next several years as we continue to expend substantial resources seeking to successfully research, develop, manufacture, obtain regulatory approval for, market and sell any product candidates. We expect that, in the near term, we will incur substantial losses relating primarily to costs and expenses relating to our efforts to advance the development of IPI-504, IPI-493 and IPI-926.

Collaboration Agreements

We have entered into a product development and commercialization agreement with MedImmune to jointly develop and commercialize novel cancer drugs targeting Hsp90, including IPI-504 and IPI-493, as well as those targeting the Hedgehog pathway, including IPI-926. Under the terms of our agreement with MedImmune, we will share equally with MedImmune all development costs, as well as potential profits and losses, from any future marketed products. MedImmune made a non-refundable, up-front payment totaling $70 million to us in order to obtain co-exclusive rights to the Hsp90 and Hedgehog pathway development programs. In addition, we could receive up to $430 million in milestone payments if certain late-stage development and sales objectives are achieved for products resulting from the collaboration, such that total payments to us could equal $500 million. If any products are successfully developed under the collaboration, we have the right to co-promote these products in the United States, with our promotional costs being included among those that are shared under the collaboration. We may opt-out of a program under the collaboration, in which case we would receive a royalty on sales of products arising from the program, if any, instead of a share of profits and losses.

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

Research & Development Expense

Since inception, we have focused on drug discovery and development programs, with particular emphasis on cancer drugs. We currently have three lead programs in research and development:

•

a program developing a series of compounds targeting Hsp90, including IPI-504, which is currently being studied in Phase I clinical trials for the treatment of refractory GIST and other soft tissue sarcomas, and advanced NSCLC, an oral formulation of IPI-504 that is currently in IND-enabling studies, and IPI-493, an oral Hsp90 inhibitor for which we have commenced IND-enabling studies;

•	a program seeking to develop candidate compounds directed against the Hedgehog pathway, including IPI-926, for which we have commenced IND-enabling activities; and

•	a program seeking to identify small molecule inhibitors of the Bcl-2 family of proteins, which is in the lead optimization stage.

The Hsp90 and Hedgehog pathway inhibitor programs are being conducted in collaboration with MedImmune and the Bcl-2 program is being conducted in collaboration with Novartis.

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

Revenue Recognition

To date, our revenues have been generated under research collaboration agreements and, accordingly, we recognize revenue in accordance with the SEC’s Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition,” and Emerging Issues Task Force No. 00-21, “Revenue Arrangements With Multiple Deliverables.”

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

Results of Operations

The following tables summarize our results of operations for each of the three and six month periods ended June 30, 2007 and 2006, in thousands, together with the change in these items in dollars and as a percentage:

	For the Three Months Ended June 30,
	2007	2006	$ Change	% Change
Revenue	$5,654	$2,819	$2,835	101%
Research and development expense	(8,187)	(8,825)	638	(7)%
General and administrative expense	(3,237)	(1,386)	(1,851)	134%
Interest expense	(29)	(212)	183	(86)%
Interest and investment income	1,640	208	1,432	688%

	For the Six Months Ended June 30,
	2007	2006	$ Change	% Change
Revenue	$11,770	$3,537	$8,233	233%
Research and development expense	(15,663)	(18,503)	2,840	(15)%
General and administrative expense	(6,530)	(3,358)	(3,172)	94%
Interest expense	(132)	(354)	222	(63)%
Interest and investment income	3,506	403	3,103	770%

Revenue

Our revenue during the three-month period ended June 30, 2007 consisted of approximately:

•	$2.5 million associated with the amortization of the up-front license fee we received from MedImmune upon entry into our strategic alliance in August 2006;

•

$0.9 million related to the amortization of the non-refundable license fee, and $1.2 million in revenue related to the reimbursable research and development services we performed, under our Bcl-2 collaboration entered into with Novartis in February 2006; and

•	$1.0 million related to the delivery of compounds to Novartis International under our technology access agreement.

Our revenue during the three-month period ended June 30, 2006 consisted of approximately:

•

$0.9 million related to the amortization of the non-refundable license fee, and $1.2 million in revenue related to the reimbursable research and development services we performed, under our Bcl-2 collaboration with Novartis; and

•	$0.7 million related to the delivery of compounds to Novartis International under our technology access agreement.

Our revenue during the six-month period ended June 30, 2007 consisted of approximately:

•	$5.0 million associated with the amortization of the up-front license fee we received from MedImmune;

•

$1.9 million related to the amortization of the non-refundable license fee, and $2.4 million in revenue related to the reimbursable research and development services we performed, under our Bcl-2 collaboration with Novartis; and

•	$2.5 million related to the delivery of compounds to Novartis International under our technology access agreement.

Our revenue during the six-month period ended June 30, 2006 consisted of approximately:

•

$1.2 million related to the amortization of the non-refundable license fee, and $1.6 million in revenue related to the reimbursable research and development services we performed, under our Bcl-2 collaboration with Novartis; and

•	$0.7 million related to the delivery of compounds to Novartis International under our technology access agreement.

Research and Development Expense

Research and development expense represented approximately 72% and 86% of our total operating expenses for the three months ended June 30, 2007 and 2006, respectively, and approximately 71% and 85% of our total operating expenses for the six months ended June 30, 2007 and 2006, respectively.

The decrease in research and development expense in the three-month period ended June 30, 2007 as compared to the same period in 2006 is primarily attributable to $3.4 million in reimbursable amounts from MedImmune under the cost-sharing provisions of our collaboration agreement, which is recorded as a credit to research and development expense, partially offset by:

•

an increase of $1.2 million in salaries and benefits, including SFAS No. 123(R) stock-based compensation expenses, for our research and development personnel, which was driven by the hiring of new research and development personnel, annual base salary increases, larger annual stock option grants, and the implementation in the fourth quarter of 2006 of a contingent cash compensation program; and

•	an increase of $1.2 million in external preclinical expenses for our Hsp90 program.

The decrease in research and development expense in the six-month period ended June 30, 2007 as compared to the same period in 2006 is primarily attributable to $6.7 million in reimbursable amounts from MedImmune under the cost-sharing provisions of our collaboration agreement which is recorded as a credit to research and development expense, partially offset by:

•

an increase of $2.1 million in salaries and benefits, including SFAS No. 123(R) stock-based compensation expenses, for our research and development personnel, which was driven by the hiring of new research and development personnel, annual base salary increases, larger annual stock option grants, and the implementation in the fourth quarter of 2006 of a contingent cash compensation program; and

•	an increase of $1.5 million in development costs for our Hsp90 and Hedgehog programs.

During the three and six month periods ended June 30, 2007 and 2006, we estimate that we incurred the following expenses by program. These expenses relate primarily to payroll and related expenses for personnel working on the programs, drug development and manufacturing, preclinical toxicology studies and clinical trial costs. In addition, for the Hsp90 and Hedgehog pathway inhibitor programs, these expenses for the three and six months ended June 30, 2007 include a credit of approximately $3.4 million and $6.7 million, respectively, attributable to amounts reimbursable by MedImmune following entry into our collaboration agreement in August 2006.

Program	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
Hsp90 Inhibitors	$3.0 million	$1.8 million
Hedgehog Pathway Inhibitors	1.3 million	2.1 million
Bcl-2	1.3 million	1.0 million

Program	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Hsp90 Inhibitors	$5.3 million	$3.2 million
Hedgehog Pathway Inhibitors	2.5 million	5.3 million
Bcl-2	2.6 million	2.1 million

We do not believe that the historical costs associated with our lead drug development programs are indicative of the future costs associated with these programs or represent what any other future drug development program we initiate may cost. For example, while we expect our research and development expenses to increase as our programs progress through preclinical and clinical development, those expenses attributable to the Hsp90 and Hedgehog pathway inhibitor programs will be shared equally with MedImmune in future periods. Further, there is significant uncertainty regarding our ability to successfully develop any drug candidates. These risks include the uncertainty of:

•

the scope, rate of progress and cost of our clinical trials of IPI-504, planned clinical trials of product candidates in the Hsp90 and Hedgehog pathway inhibitor programs, and any other clinical trials we may commence in the future;

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

General and Administrative Expense

The increase in general and administrative expense for the three months ended June 30, 2007 as compared to the same period in 2006 is primarily attributable to:

•

an increase of $1.1 million in salaries and benefits, including SFAS No. 123(R) stock-based compensation expense for general and administrative employees, which was driven by the hiring of new general and administrative personnel, annual base salary increases, larger annual stock option grants and the implementation in the fourth quarter of 2006 of a contingent cash compensation program; and

•	an increase of $0.4 million in patent, miscellaneous tax expenses, including state franchise taxes, and tax service expense.

The increase in general and administrative expense for the six months ended June 30, 2007 as compared to the same period in 2006 is primarily attributable to:

•

an increase of $1.9 million in salaries and benefits, including SFAS No. 123(R) stock-based compensation expense for general and administrative employees, which was driven by the hiring of new general and administrative personnel, annual base salary increases, larger annual stock option grants and the implementation in the fourth quarter of 2006 of a contingent cash compensation program; and

•	an increase of $0.8 million in patent, miscellaneous tax expenses, including state franchise taxes, and tax service expense.

Interest Expense

Interest expense decreased in the three and six month periods ended June 30, 2007 as compared to the same periods in 2006 primarily as a result of borrowings outstanding in 2006 under our debt facilities with Oxford Finance Corporation, or Oxford. We repaid in full all of our outstanding debt to Oxford in December 2006.

Interest and Investment Income

Interest and investment income increased in the three and six month periods ended June 30, 2007 as compared to the same periods in 2006 primarily as a result of our higher balance of cash and cash equivalents and available-for-sale securities. The increase in cash and available-for-sale securities balance is primarily attributable to amounts we received upon completion of the DPI merger, and the up-front license fee received from MedImmune in connection with our collaboration.

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

Our cash, cash equivalents, available-for-sale securities and working capital are as follows:

	June 30, 2007	December 31, 2006
Cash, cash equivalents and available-for-sale securities	$122,339,876	$101,696,784
Working capital	108,893,125	121,264,233

	Six Months Ended June 30,
	2007	2006
Cash provided by (used in):
Operating activities	$21,452,749	$(5,584,188)
Investing activities	(78,254,598)	(667,936)
Financing activities	(591,246)	17,856,943
Capital expenditures (included in investing activities above)	(2,009,932)	(470,648)

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

Cash flow from operations for the six months ended June 30, 2007 includes a decrease in accrued expenses and other liabilities, which include $1.7 million in payments under our contingent cash compensation program during 2007 for amounts earned in 2006, $1.1 million in federal income taxes and $1.0 million paid to J&J to refund a portion of the upfront license fee paid in connection with our technology access agreement. Cash flow from operations for the six months ended June 30, 2006 includes an increase of $13.8 million in deferred revenue due to the collaboration agreement with Novartis entered in February 2006, which included a $15.0 million up-front license fee.

Net cash used in investing activities for the six months ended June 30, 2007 includes the purchase of $121.8 million of short term corporate obligations. Capital expenditures in the six months ended June 30, 2007 primarily consisted of laboratory equipment and leasehold improvements for a new process scale-up laboratory.

We believe that our existing cash and cash equivalents, will be sufficient to support our current operating plan, including planned increases in research and development and general and administrative expenses, through at least December 31, 2009. Our currently-planned operating and capital requirements primarily include the need for working capital to, among other things:

•	continue clinical development of an intravenous formulation of IPI-504;

•	perform preclinical work on, and commence clinical development of, one or more oral Hsp90 inhibitors;

•	perform preclinical work on, and commence clinical development of, IPI-926; and

•	advance our additional discovery programs.

Our future operating plan may change, however, as a result of many factors, including those specified in Part II of this report under the section entitled “Risk Factors.”

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

A hypothetical 100 basis point increase in interest rates would result in an approximate $250,359 decrease in the fair value of our investments as of June 30, 2007. We have the ability to hold our fixed income investments until maturity and, therefore, we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 4.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer and treasurer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2007, our chief executive officer and chief financial officer and treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses since inception. At June 30, 2007, our accumulated deficit was approximately $162.7 million. Our net losses for the six months ended June 30, 2007 and the fiscal years ending December 31, 2006, 2005 and 2004 were $7.0 million, $28.4 million, $36.4 million and $34.1 million, respectively. We have not generated any revenues from the sale of drugs to date and we do not expect to generate revenues from the sale of drugs, or achieve profitability, for several years, if ever. We expect that our annual operating losses will increase substantially over the next several years as we seek to:

•

complete Phase I clinical trials for IPI-504 and, if supported by the Phase I clinical trial results, initiate larger scale Phase II clinical trials, as well as additional clinical trials, for IPI-504;

•	perform preclinical work on, and commence clinical development of, one or more of our oral Hsp90 inhibitors;

•	advance our Hedgehog pathway inhibitor program into preclinical development and clinical trials, if supported by positive data;

•	discover and develop additional drug candidates, including Bcl-2 inhibitor compounds;

•	obtain regulatory approval for any drug candidates we successfully develop;

•	commercialize any drug candidates for which the necessary regulatory approvals are obtained;

•	prosecute and maintain our intellectual property rights relating to our drug candidates and future products, if any;

•	hire additional clinical, scientific and management personnel and upgrade our operational, financial and management information systems and facilities; and

•	identify and acquire rights from third parties to additional compounds, drug candidates or drugs.

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

We anticipate that our current cash, cash equivalents and available-for-sale securities will be sufficient to support our current operating plan through at least December 31, 2009. Our currently-planned operating and capital requirements primarily include the need for working capital to, among other things:

•	continue clinical development of an intravenous formulation of IPI-504;

•	perform preclinical work on, and commence clinical development of, one or more of our oral Hsp90 inhibitors;

•	perform preclinical work on, and commence clinical development of, IPI-926; and

•	advance our additional discovery programs.

Our future operating plan may change, however, as a result of many factors, including:

•

the progress and results of clinical trials of IPI-504 and preclinical studies of our oral Hsp90 inhibitors, and our decision to initiate clinical trials of either or both of our oral Hsp90 inhibitors if supported by preclinical results;

•	the progress and results of preclinical studies of IPI-926, and our decision to initiate clinical trials if supported by preclinical results;

•	the results of discovery-stage research for Bcl-2 inhibitor compounds and other programs;

•	our ability to maintain our strategic alliances with MedImmune and Novartis and decisions that may be made by the governing committees under those alliances;

•	potential business development activities, such as the acquisition or in-licensing of new product candidates;

•	our ability to meet our compound delivery obligations to Novartis International;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our drug candidates;

•	the cost of acquiring raw materials for, and of manufacturing, our drug candidates;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patents, and other patent-related costs, including litigation costs;

•	the costs of increasing our clinical research, medical and regulatory affairs functions;

•	the costs of establishing sales and marketing functions and of establishing commercial manufacturing arrangements if any of our drug candidates are approved;

•	our needs for office and laboratory facilities and our ability to continue subleasing excess space;

•	the costs required to satisfy our obligations under our alliance with MedImmune;

•	the timing and receipt of milestone payments under our collaboration agreements; and

•	the timing, receipt and amount of sales, profits or royalties on future products, if any.

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

In June 2007, AstraZeneca PLC completed its acquisition of MedImmune, resulting in MedImmune operating as a subsidiary of AstraZeneca. In accordance with our agreement with MedImmune, our collaboration continues in effect after a change of control of MedImmune on the same terms. Nevertheless, the merger and attendant integration of operations may have an impact on MedImmune’s ability to retain and motivate key personnel, or may divert management attention and resources. These events may result in delays in our development programs and have an adverse effect on our results of operations.

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

Further, while our agreement with MedImmune precludes MedImmune or its affiliates from developing a competitive Hsp90 or Hedgehog pathway inhibitor outside of our collaboration without our consent, Novartis may decide to pursue a drug candidate targeting the Bcl-2 family of proteins that is developed outside of our collaboration.

If our alliance partners fail to develop or effectively commercialize our drug candidates, we may not be able to develop and commercialize that drug independently, or replace the alliance partner with another suitable partner in a reasonable period of time and on commercially reasonable terms, if at all.

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

Clinical trials require sufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the trial protocol, the number of clinical trial sites and the proximity of patients to those sites, the availability of effective treatments for the relevant disease, the eligibility criteria for the clinical trial, the commitment of clinical investigators to identify eligible patients, and competing studies or trials. Delays in patient enrollment can result in increased costs and longer development times. Our failure to enroll patients in our clinical trials could delay the completion of the clinical trial beyond current expectations. In addition, the FDA could require us to conduct clinical trials with a larger number of subjects than has been projected for any of our drug candidates. As a result of these factors, we may not be able to enroll a sufficient number of patients in a timely or cost-effective manner.

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

Even if we receive regulatory approval of any drug candidates we are developing or may develop, we will be subject to continuing regulatory review. We may be required, or we may elect, to conduct additional clinical trials of our drug candidates after they have become commercially available approved drugs. As greater numbers of patients use a drug following its approval, side effects and other problems may be observed after approval that were not seen or anticipated during pre-approval clinical trials. Supplemental trials could also produce findings that are inconsistent with the trial results we previously submitted to the FDA, which could result in marketing restrictions or force us to stop marketing previously approved drugs. In addition, the manufacturer and the manufacturing facilities we use to make any approved drugs will be subject to periodic review and inspection by the FDA. The subsequent discovery of previously unknown problems with the drug, manufacturer or facility may result in restrictions on the drug, manufacturer or facility, up to and including withdrawal of the drug from the market. If we fail to comply with applicable continuing regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approval, product recalls and seizures, operating restrictions and criminal prosecutions.

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

To date, our drug candidates have been manufactured in quantities for preclinical testing and clinical trials primarily by third party manufacturers. If the FDA or other regulatory agencies approve any of our drug candidates for commercial sale, we expect that we would continue to rely, at least initially, on third party manufacturers to produce commercial quantities of our approved drug candidates. These manufacturers may not be able to successfully increase the manufacturing capacity for any approved drug candidates in a timely or economical manner, or at all. Significant scale-up of manufacturing might entail changes in the manufacturing process that have to be submitted to and/or approved by the FDA or other regulatory agencies. If contract manufacturers engaged by us are unable to successfully increase the manufacturing capacity for a drug candidate, or we are unable to establish our own manufacturing capabilities, the commercial launch of any approved products may be delayed or there may be a shortage in supply.

If physicians and patients do not accept our future drugs, we may not be able to generate significant revenues from product sales.

Even if our current drug candidates, or drug candidates we may develop or acquire in the future, obtain regulatory approval, they may not gain market acceptance among physicians, patients and the medical community for a variety of reasons including:

•	timing of market introduction of competitive drugs;

•	lower demonstrated clinical safety and efficacy compared to other drugs;

•	lack of cost-effectiveness;

•	lack of availability of reimbursement from managed care plans and other third party payors;

•	inconvenient and/or difficult administration;

•	prevalence and severity of adverse side effects;

•	potential advantages of alternative treatment methods;

•	safety concerns with similar drugs marketed by others;

•	the reluctance of the target population to try new therapies and of physicians to prescribe these therapies; and

•	ineffective sales, marketing and distribution support.

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

We are engaged in seeking to develop drugs in the cancer therapeutic segment of the pharmaceutical industry, which is highly competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs that target various forms of cancer. We currently face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available. Moreover, there are a number of large pharmaceutical companies currently marketing and selling products to treat cancer, including Bristol-Myers Squibb Company, F. Hoffmann-La Roche Ltd., Novartis Pharma AG and Genentech, Inc. In addition to currently approved drugs, there are a significant number of drugs that are currently under development and may become available in the future for the treatment of various forms of cancer. We are also aware that there are a number of companies that are currently seeking to develop drug candidates directed to the same biological targets that our own drug candidates are designed to inhibit. Specifically, we are aware of numerous companies that have programs seeking to develop compounds that target Hsp90, which is the target of IPI-504 and IPI-493. These companies include, without limitation, Kosan Biosciences, Biogen Idec Inc. and Serenex, Inc. In addition, Curis, Inc. and Genentech have an early-stage clinical development collaboration seeking to develop drugs that target the Hedgehog signaling pathway, which is also being targeted by IPI-926. Abbott Laboratories (in collaboration with Genentech), Gemin-X Biosciences and Ascenta Therapeutics are believed to be in early-stage development of compounds to target the Bcl-2 family of proteins, which is the target of one of our discovery programs.

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

We own or hold exclusive licenses to a number of U.S. and foreign patents and patent applications directed to our drug candidates. Our success depends in part on our ability to obtain patent protection both in the United States and in other countries for our drug candidates, their methods of manufacture and their methods of use. Our ability to protect our drug candidates from unauthorized or infringing use by third parties depends in substantial part on our ability to obtain and maintain valid and enforceable patents.

Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and the claim scope of these patents, our ability to obtain, maintain and enforce patents that may issue from any pending or future patent application is uncertain and involves complex legal, scientific and factual questions. The standards which the United States Patent and Trademark Office, or PTO, and its foreign counterparts use to grant patents are not always applied predictably or uniformly and are ultimately subject to change. To date, no consistent policy has emerged regarding the breadth of claims allowed in biotechnology and pharmaceutical patents. Thus, we cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us. Even if patents do issue, we cannot guarantee that the claims of these patents will be held valid or enforceable by a court of law or will provide us with any significant protection against competitive products or otherwise be commercially valuable. Accordingly, rights under any issued patents may not provide us with sufficient protection to afford us a commercial advantage against competitive products or processes.

The laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as in the United States. Many companies have encountered significant difficulties in protecting and defending such rights in foreign jurisdictions. If we encounter difficulties in protecting our intellectual property rights in foreign jurisdictions, our business prospects could be substantially harmed.

In addition, we rely on intellectual property assignment agreements with our employees, consultants, scientific advisors and other collaborators to grant us ownership of new intellectual property that is developed. These agreements may not result in the effective assignment to us of that intellectual property. As a result, our ownership of key intellectual property could be compromised.

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

Our commercial success will depend on whether there are third party patents or other intellectual property relevant to our potential products that may block or hinder our ability to develop and commercialize our drug candidates or processes. Furthermore, we may not have identified all U.S. and foreign patents or published applications that may affect our business either by blocking our ability to commercialize our drugs or by covering similar technologies that affect the applicable market. In addition, we may undertake research and development with respect to potential products even when we are aware of third party patents that may be relevant to such potential products, on the basis that we may challenge or license such patents. Although we are not currently aware of any litigation or third party claims of intellectual property infringement related to our drug candidates, the pharmaceutical industry is characterized by extensive litigation regarding patents and other intellectual property rights. Other parties may obtain patents and claim that the use of our technologies infringes these patents or that we are employing their proprietary technology without authorization. We could incur substantial costs and diversion of management and technical personnel in defending against any claims that the use of our technologies infringes upon any patents, or defending against any claim that we are employing any proprietary technology without authorization. The outcome of patent litigation is subject to uncertainties that cannot be adequately quantified in advance, including the demeanor and credibility of witnesses and the identity of the adverse party, especially in biotechnology related patent cases that may turn on the testimony of experts as to technical facts upon which experts may reasonably disagree. In the event of a successful claim of infringement against us, we may be required to:

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

In order to protect our proprietary technology and processes, we rely in part on confidentiality agreements with our corporate partners, employees, consultants, outside scientific collaborators and other advisors. We require each of these individuals and entities to execute a confidentiality agreement at the commencement of a relationship with us. These agreements may not effectively prevent disclosure of confidential information, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information or other breaches of the agreements.

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

The market price of our common stock could be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the results of our current and any future clinical trials of IPI-504 and our other drug candidates;

•	the results of preclinical studies and planned clinical trials of our discovery-stage and preclinical programs;

•	the entry into key agreements, including those related to the acquisition or in-licensing of new programs, or the termination of key agreements;

•	the results and timing of regulatory reviews relating to the approval of our drug candidates;

•	the initiation of, material developments in, or conclusion of litigation to enforce or defend any of our intellectual property rights;

•	failure of any of our drug candidates, if approved, to achieve commercial success;

•	general and industry-specific economic conditions that may affect our research and development expenditures;

•	the results of clinical trials conducted by others on drugs that would compete with our drug candidates;

•	issues in manufacturing our drug candidates or any approved products;

•	the loss of key employees;

•	the introduction of technological innovations or new commercial products by our competitors;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	future sales of, and the trading volume in, our common stock;

•	future financings through the issuance of equity or debt securities;

•	changes in the structure of health care payment systems; and

•	period-to-period fluctuations in our financial results.

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common stock.

In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our financial position and reputation.

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

We are a party to a stockholder rights plan, also referred to as a poison pill, which is intended to deter a hostile takeover by making any proposed acquisition of us more expensive and less desirable to the potential acquirer. The stockholder rights plan and our certificate of incorporation and bylaws contain provisions that may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(b) The registration statement (File No. 333-36638) for DPI’s initial public offering was declared effective by the SEC on July 27, 2000. DPI received net proceeds from the offering of approximately $94.7 million. From that date through the completion of the merger on September 12, 2006, DPI used approximately $18.5 million of the net proceeds for acquisitions of companies, $6.0 million for prepaid µARCS royalties, $16.8 million for capital expenditures and $4.3 million for costs associated with restructuring. Following the completion of the merger through June 30, 2007, we used approximately $13.3 million on our Hsp90 and Hedgehog pathway inhibitor programs and for general corporate purposes.

Item 4.	Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on May 30, 2007, our stockholders voted on four matters, each of which was adopted, as follows:

1. A proposal to elect the following four Class I directors to serve for a three-year term expiring at the 2010 annual meeting of stockholders; provided, that if the amendment and restatement of our certificate of incorporation and the amendment of our by-laws described below are approved, their term will expire at the 2008 annual meeting of stockholders:

	Votes For	Votes Against	Votes Abstaining
Eric S. Lander, Ph.D.	15,408,729	16,255	5,248
Franklin H. Moss, Ph.D.	15,391,745	33,242	5,424
Herm Rosenman	15,145,271	193,759	91,382
James B. Tananbaum, M.D., M.B.A.	15,406,871	18,116	5,424

2. A proposal to approve the amendment and restatement of our certificate of incorporation that would declassify our board of directors, providing for the annual election of each director beginning with the 2008 annual meeting of stockholders, and that would allow for the removal of directors without cause and certain other changes.

Votes For	Votes Against	Votes Abstaining
13,747,434	14,641	1,450

3. A proposal to approve an amendment to Article III, Sections 1 and 13 and Article X, Section 1(b) and (c) of our by-laws that would declassify our board of directors, providing for the annual election of each director beginning with the 2008 annual meeting of stockholders, and that would allow for the removal of directors without cause and certain other changes.

Votes For	Votes Against	Votes Abstaining
13,746,251	15,949	1,325

4. A proposal to ratify the selection of Ernst & Young LLP as our independent registered public accounting firm for the current fiscal year.

Votes For	Votes Against	Votes Abstaining
15,408,325	15,096	6,990

Item 6.	Exhibits

(a)	Exhibits

The exhibits listed in the Exhibit Index are included in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFINITY PHARMACEUTICALS, INC.

Dated: August 9, 2007	By:	/s/ Adelene Q. Perkins
Adelene Q. Perkins
Executive Vice President & Chief Business Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant. Filed herewith.

3.2	Bylaws of the Registrant. Previously filed as Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 filed on June 23, 2000 (File No. 333-36638) and incorporated herein by reference.

3.3	Amendment to the Registrant’s Amended and Restated Bylaws. Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

3.4	Second Amendment to the Registrant’s Amended and Restated Bylaws. Filed herewith.

10.1	Amendment No. 4 to the Registrant’s 2000 Stock Incentive Plan. Filed herewith.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.