Form 10-Q
period 2007-09-30
INFINITY PHARMACEUTICALS, INC.
filed 2007-11-07
CIK 1113148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on September 30, 2007: 19,689,601

INFINITY PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

	September 30, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,270,415	$74,147,479
Available-for-sale securities	98,022,219	27,549,305
Accounts receivable	606,175	1,409,646
Unbilled accounts receivable	6,689,069	40,725,164
Notes receivable from employees	65,350	87,257
Prepaid expenses and other current assets	3,494,495	2,179,702

Total current assets	127,147,723	146,098,553

Property and equipment, net	6,689,862	6,539,930
Notes receivable from employees	53,791	104,642
Restricted cash	1,641,170	1,578,699
Other assets	197,352	326,058

Total assets	$135,729,898	$154,647,882

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$694,972	$892,184
Accrued expenses	6,009,800	8,829,206
Deferred revenue	13,750,000	13,750,000
Current portion of long-term debt and capital leases	576,430	1,362,930

Total current liabilities	21,031,202	24,834,320
Deferred revenue, less current portion	54,479,167	64,791,667
Other liabilities	2,983,467	2,222,735
Long-term debt and capital leases, less current portion	34,730	374,205

Total liabilities	78,528,566	92,222,927

Stockholders’ equity:
Preferred Stock, $.001 par value; 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2007 and December 31, 2006	—	—
Common Stock, $.001 par value; 100,000,000 shares authorized, and 19,689,601 shares issued and outstanding, at September 30, 2007; 100,000,000 shares authorized, and 19,523,243 shares issued and outstanding, at December 31, 2006	19,690	19,523
Additional paid-in capital	221,720,141	219,110,907
Accumulated deficit	(164,696,320)	(155,305,106)
Treasury stock, at cost	(2,392)	(1,323,810)
Accumulated other comprehensive income (loss)	160,213	(76,559)

Total stockholders’ equity	57,201,332	62,424,955

Total liabilities and stockholders’ equity	$135,729,898	$154,647,882

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Collaborative research and development revenue	$7,507,109	$5,997,358	$19,277,029	$9,534,803
Operating expenses:
Research and development	8,165,903	8,267,227	23,829,282	26,770,193
General and administrative	2,899,154	2,453,456	9,429,575	5,811,807

Total operating expenses	11,065,057	10,720,683	33,258,857	32,582,000

Loss from operations	(3,557,948)	(4,723,325)	(13,981,828)	(23,047,197)
Other (expense) income:
Interest expense	(30,145)	(551,094)	(161,833)	(905,148)
Interest and investment income	1,589,683	525,771	5,095,720	928,421

Net other income (expense)	1,559,538	(25,323)	4,933,887	23,273

Net loss	$(1,998,410)	$(4,748,648)	$(9,047,941)	$(23,023,924)

Basic and diluted net loss per common share	$(0.10)	$(0.83)	$(0.46)	$(6.50)

Basic and diluted weighted average number of common shares outstanding	19,576,199	5,740,124	19,479,372	3,540,306

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Operating activities
Net loss	$(9,047,941)	$(23,023,924)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,179,215	2,587,505
Stock-based compensation	3,531,333	1,321,989
Loan forgiveness	74,356	92,377
Loss on sales and disposals of property and equipment	24,563	—
Net accretion of available-for-sale securities	(2,774,715)	(51,832)
Amortization of warrants	42,063	191,227
Interest income on restricted cash	(62,471)	(49,953)
Interest income on employee loans	(2,828)	(5,186)
Changes in operating assets and liabilities:
Accounts receivable and unbilled accounts receivable	34,839,566	(37,404,091)
Prepaid expenses and other assets	(1,209,292)	(2,878,725)
Accounts payable	(197,212)	(3,287,517)
Accrued expenses and other liabilities	(2,308,638)	(1,243,507)
Deferred revenue	(10,312,500)	81,430,767

Net cash provided by operating activities	14,775,499	17,679,130

Investing activities
Purchases of property and equipment	(2,339,910)	(884,856)
Proceeds from sales of property and equipment	15,000	—
Purchases of available-for-sale securities	(163,938,328)	(1,693,542)
Sales and maturities of available-for-sale securities	96,476,901	7,359,480

Net cash (used in) provided by investing activities	(69,786,337)	4,781,082

Financing activities
Cash proceeds from reverse acquisition of assets of DPI	—	40,113,005
Proceeds from sale of Series D Convertible Preferred Stock	—	5,000,000
Proceeds from issuances of common stock	308,569	287,952
Repurchase of common stock	(2,392)	(287,588)
Proceeds from equipment loan and other debt	—	15,000,000
Payments on equipment loan and other debt	(1,137,801)	(2,833,874)
Capital lease payments	(35,832)	(107,035)
Repayment of employee loans	11,230	2,133
New employee loans	(10,000)	(95,000)

Net cash (used in) provided by financing activities	(866,226)	57,079,593
Net (decrease) increase in cash and cash equivalents	(55,877,064)	79,539,805
Cash and cash equivalents at beginning of period	74,147,479	9,442,756

Cash and cash equivalents at end of period	$18,270,415	$88,982,561

Supplemental cash flow disclosure
Interest paid	$139,278	$737,121

Income taxes paid	$1,100,000	$—

Supplemental disclosure of noncash investing and financing activities
Equipment acquired under capital leases	$28,800	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Infinity Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization

On September 12, 2006, we completed our reverse merger in which a wholly-owned subsidiary of Discovery Partners International, Inc., or DPI, merged with Infinity Pharmaceuticals, Inc., or IPI, such that IPI became a wholly-owned subsidiary of DPI. We refer to this transaction as “the merger”. Immediately following the merger, IPI changed its name to Infinity Discovery, Inc., which we refer to as Old Infinity. In addition, DPI changed its name to Infinity Pharmaceuticals, Inc., or Infinity, and its ticker symbol on the NASDAQ Global Market to “INFI.” As used throughout these unaudited, condensed consolidated financial statements, “Infinity,” “we,” “us,” or “our” refers to the business of the combined company after the merger and the business of Old Infinity prior to the merger. As used throughout these unaudited, condensed consolidated financial statements, “DPI” refers to the business of Discovery Partners International, Inc. prior to completion of the merger.

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

2. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and accompanying footnotes included in our annual report on Form 10-K for the fiscal year ended December 31, 2006, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 14, 2007.

The information presented in the condensed consolidated financial statements and related footnotes at September 30, 2007, and for the three and nine months ended September 30, 2007 and 2006, is unaudited and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2006 have been derived from our audited financial statements.

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

We determine the appropriate classification of available-for-sale securities at the time of purchase and reevaluate such designation at each balance sheet date. We have classified all of our marketable securities at September 30, 2007 and December 31, 2006 as “available-for-sale.” We carry available-for-sale securities at fair value, with the unrealized gains and losses reported in a separate component of stockholders’ equity. The fair value of these securities is based on quoted market prices.

We adjust the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. We include such amortization and accretion in interest and investment income. Realized gains and losses and declines in value, if any, that we judge to be other-than-temporary on available-for-sale securities are reported in interest and investment income. The cost of securities sold is based on the specific identification method. We include interest and dividends on securities classified as available-for-sale in investment income. There are no realized gains or losses for the three and nine months ended September 30, 2007 and 2006.

Reclassifications

Certain prior year amounts in net cash provided by operating activities and net cash used in investing activities have been reclassified to conform to the current year presentation. This reclassification has no impact on previously reported financial position or net loss.

Segment Information

Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS No. 131”), establishes standards for the way that companies report information about operating segments in their financial statements. SFAS No. 131 also establishes standards for related disclosures about products and services. We make operating decisions based upon performance of the enterprise as a whole and utilize our consolidated financial statements for decision making. We operate in one business segment, which focuses on drug discovery and development.

All of our revenues to date have been generated under research collaboration agreements. During the periods presented:

•

revenues associated with the up-front license fees, reimbursable research and development services and compound delivery fees we received from Novartis Institutes for BioMedical Research, Inc. (“Novartis”) and Novartis International Pharmaceutical Ltd. (“Novartis International”) accounted for approximately 67% and 35% of our revenue for the three months ended September 30, 2007 and 2006, respectively, and 61% and 60% of our revenue for the nine months ended September 30, 2007 and 2006, respectively, and

•

revenues associated with the up-front license fee we received from MedImmune, Inc. (“MedImmune”) accounted for approximately 33% and 14% of our revenue for the three months ended September 30, 2007 and 2006, respectively, and 39% and 9% of our revenue for the nine months ended September 30, 2007 and 2006, respectively, and

•

revenues associated with the up-front license fee we received from Amgen Inc. (“Amgen”) accounted for approximately 42% and 26% of our revenue for the three months and nine months ended September 30, 2006.

Further, payments due from Novartis represented 100% of our accounts receivable balance as of September 30, 2007. Payments from MedImmune and Novartis represented 68% and 32%, respectively, of our accounts receivable balance as of December 31, 2006. Payments from MedImmune and Novartis represented 53% and 47%, respectively, of our unbilled accounts receivable balance as of September 30, 2007. Payments from MedImmune and Novartis represented 93% and 7%, respectively, of our unbilled accounts receivable balance as of December 31, 2006.

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

	At September 30,
	2007	2006
Stock options	3,066,544	2,019,318
Warrants to purchase common stock	246,629	260,376
Unvested restricted shares	77,090	241,149

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

Accounting for Sabbatical Leave

We adopted EITF 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43” (“EITF 06-2”), on January 1, 2007. Under EITF 06-2, an employee’s right to a compensated absence under a sabbatical or other similar benefit arrangement that requires the completion of a minimum service period and for which the benefit does not increase with additional years of service, accumulates pursuant to paragraph 6(b) of SFAS No. 43, “Accounting for Compensated Absences,” for arrangements in which the individual continues to be a compensated employee and is not required to perform duties for the entity during the absence. Therefore, the compensation cost associated with a sabbatical or other similar benefit arrangement should be accrued over the requisite service period. We applied EITF 06-2 as a change in accounting principle through a cumulative-effect adjustment to accumulated deficit.

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We have not completed our evaluation of SFAS No. 157, but we do not currently believe that it will have a material impact on our financial position or results of operations.

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

In February 2007, the EITF issued EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). In EITF 07-3, the task force reached a consensus that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services are performed. EITF 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. We have not completed our evaluation of EITF 07-3, but we do not currently believe that it will have a material impact on our financial position or results of operations.

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

In March 2006, we forgave certain outstanding nonrecourse loans that were given to certain of our employees in previous years in order for these employees to exercise stock options. This forgiveness constituted a modification of the awards under SFAS No. 123(R), and resulted in compensation expense of $510,000, of which $347,000 was recognized immediately since portions of the awards were vested. We recognized $17,895 and $26,054 of compensation expense related to these nonrecourse loans for the three months ended September 30, 2007 and 2006, respectively, and $56,405 and $399,108 of compensation expense for the nine months ended September 30, 2007 and 2006, respectively

Total stock-based compensation expense, related to all equity awards, recognized under SFAS No. 123(R) for the three and nine months ended September 30, 2007 and 2006 comprised the following (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Effect of stock-based compensation on net loss by line item:
Research and development	$595,612	$348,790	$1,769,587	$801,110
General and administrative	603,437	147,825	1,761,746	520,879

As of September 30, 2007, there was approximately $12.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested options and restricted stock granted, including $28,433 of unrecognized compensation expense associated with the forgiveness of the nonrecourse loans. Total cost for all unrecognized compensation is expected to be recognized over a weighted-average period of 3.0 years.

As a result of the adoption of SFAS No. 123(R), our basic and diluted loss per share for the three months ended September 30, 2007 and 2006 is greater by $0.06 and $0.09, respectively, and for the nine months ended September 30, 2007 and 2006 is greater by $0.18 and $0.37, respectively.

SFAS No. 123(R) Valuation Assumptions

The fair value of the options under SFAS No. 123(R) at September 30, 2007 and 2006 was estimated using the Black-Scholes valuation model using the following assumptions:

	For the Three Months Ended September 30, 2007	For the Three Months Ended September 30, 2006
Risk-free interest rate	4.19%	4.70%
Expected annual dividend yield	—	—
Expected stock price volatility	59.29%	62.89%
Expected term of options	5.10 years	5.20 years

	For the Nine Months Ended September 30, 2007	For the Nine Months Ended September 30, 2006
Risk-free interest rate	4.80%	4.74%
Expected annual dividend yield	—	—
Expected stock price volatility	61.23%	63.65%
Expected term of options	5.05 years	5.15 years

The valuation assumptions were determined as follows:

•	Risk-free interest rate: The yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term of the awards.

•	Expected annual dividend yield: The estimate for annual dividends is zero, because we have not historically paid a dividend and do not intend to do so in the foreseeable future.

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

SFAS No. 123(R) requires the application of an estimated forfeiture rate to current period expense to recognize compensation expense only for those awards expected to vest. We estimate forfeitures based upon historical data, adjusted for known trends, and will adjust the estimate of forfeitures if actual forfeitures differ or are expected to differ from such estimates. Subsequent changes in estimated forfeitures will be recognized through a cumulative adjustment in the period of change and will also impact the amount of stock-based compensation expense in future periods. As of September 30, 2007 and 2006, the forfeiture rate was estimated to be 3.8% and 17.0%, respectively.

A summary of our stock option activity for the nine months ended September 30, 2007 is as follows:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2007	1,889,572	$7.47
Granted	1,401,023	13.17
Exercised	(150,027)	2.06
Forfeited	(74,024)	9.27

Outstanding at September 30, 2007	3,066,544	$10.31	8.60	$(3.8)

Vested or expected to vest at September 30, 2007	1,109,491	$7.54	7.76	$1.7

Exercisable at September 30, 2007 (1)	1,545,701	$7.18	7.92	$2.9

(1)	Options exercisable at September 30, 2007 include: (a) vested or expected to vest options from the Infinity Pharmaceuticals, Inc. 2000 Stock Incentive Plan; and (b) both unvested and vested or expected to vest options from the Infinity Pharmaceuticals, Inc. Pre-Merger Stock Incentive Plan (the “2001 Plan”), which allowed early exercises of options into restricted stock. The 2001 Plan was not assumed by us following the DPI merger; therefore, no further grants may be made under the 2001 Plan.

The aggregate intrinsic value was calculated based on the positive difference between the closing fair market value of our common stock on September 30, 2007 and the exercise price of the underlying options. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2007 was $1,531,894. The total cash received from employees and non-employees as a result of stock option exercises during the nine months ended September 30, 2007 was approximately $308,569.

The weighted-average fair value per share of options granted during the nine months ended September 30, 2007 was $7.46.

All options granted to employees during the nine months ended September 30, 2007 were granted with exercise prices equal to the fair market value of our common stock on the date of grant.

No related income tax benefits were recorded during the nine months ended September 30, 2007 and 2006.

We settle employee stock option exercises with newly issued common shares.

5. Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes rules for the reporting and display of comprehensive income (loss) and its components. The components of our comprehensive loss include our net loss and the change in unrealized gains and losses on our available-for-sale securities. For the three and nine months ended September 30, 2007 and 2006, comprehensive loss was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net loss	$(1,998,410)	$(4,748,648)	$(9,047,941)	$(23,023,924)
Unrealized holding gains on available-for-sale securities	113,411	29,198	236,772	30,842

Total comprehensive loss	$(1,884,999)	$(4,719,450)	$(8,811,169)	$(22,993,082)

Accumulated other comprehensive income (loss) consists of unrealized gains and losses on available-for-sale securities.

6. Accounting for Sabbatical Leave

On January 1, 2007, we adopted EITF 06-2 to account for sabbatical leaves. All of our full-time employees are eligible to receive four paid weeks of sabbatical leave after five years of continuous employment. The cumulative effect of a change in accounting principle as a result of adoption of EITF 06-2 was $343,273, which was recorded to accumulated deficit and accrued expenses as of January 1, 2007. We recorded additional compensation expense of $3,228 and $64,163 for the three and nine months ended September 30, 2007, respectively. Prior to the adoption of EITF 06-2, we did not accrue for sabbatical leaves.

7. Income Taxes

On January 1, 2007, we adopted FIN 48 to account for uncertainty in income taxes. In connection with the adoption of FIN 48, interest expense and penalties associated with unrecognized tax benefits will be accrued when appropriate, and reported in the income tax expense line on our statement of operations. We will calculate interest by applying the applicable tax jurisdiction statutory rate of interest in effect at the time the exposure arose and adjusting it accordingly as the interest rates change. We file income tax returns in the U.S. federal, Massachusetts, and other state jurisdictions and are subject to examinations by those authorities for all tax years from 1993 to the present. We have not recorded a liability for unrecognized tax benefits prior to the adoption of FIN 48 or as a result of adopting FIN 48.

During the three month period ended September 30, 2007, we recorded an increase to our liability for unrecognized tax benefits of approximately $0.7 million, which relates to positions taken during that period. If the tax benefit is ultimately recognized, the effective tax rates in any future periods would be favorably affected. We have not recognized any corresponding interest or penalties for the three or nine months ended September 30, 2007.

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

Business Overview

Our mission is to discover, develop, and deliver to patients best-in-class medicines for the treatment of cancer and related conditions. We have built a pipeline of innovative product candidates for multiple cancer indications, all of which represent proprietary applications of our expertise in small molecule drug technologies. In the near term, the key driver of our success will be our ability to successfully commence and complete clinical trials for our product candidates and advance our discovery-stage research programs. In the longer term, the key driver of our success will be our ability to commercialize products based upon our proprietary technologies, either alone or together with our collaboration partners.

Our lead product candidate, IPI-504, is currently being studied in a Phase 1 clinical trial in patients with Gleevec®-refractory gastrointestinal stromal tumors, or GIST, and other soft tissue sarcomas, as well as a Phase 1/2 clinical trial in patients with advanced non-small cell lung cancer, or NSCLC. We also have completed a Phase 1 clinical trial of IPI-504 in patients with refractory multiple myeloma. To date, IPI-504 has been well-tolerated and we have seen promising evidence of biological activity in patients with GIST and NSCLC. We currently expect to initiate additional clinical trials of IPI-504 before the end of 2007, including one or more Phase 2 clinical trials in indications to be determined based on the preclinical and clinical data we generate and a Phase 1 clinical trial combining IPI-504 with an existing approved therapy. In addition, we have commenced investigational new drug application, or IND, enabling studies of an oral formulation of IPI-504 as well as a second-generation oral Hsp90 inhibitor, IPI-493. Pending the outcome of these studies, we anticipate filing an IND on the lead clinical candidate in early 2008. IPI-504 and IPI-493 are inhibitors of heat shock protein 90, or Hsp90. Hsp90 is a molecule that maintains the structure and activity of specific proteins, known as “client proteins” of Hsp90. Many cancers result from specific mutations in these client proteins; Hsp90 enables those cancers to survive by allowing the client proteins to continue functioning.

Our next most advanced program is directed against the Hedgehog cell-signaling pathway, which we refer to as the Hedgehog pathway. Normally, the Hedgehog pathway regulates tissue and organ formation during embryonic development. When abnormally activated during adulthood, however, the Hedgehog pathway is believed to play a central role in allowing the proliferation and survival of certain cancer-causing cells, and is implicated in many of the most deadly cancers. We have selected a lead clinical candidate in our Hedgehog pathway inhibitor program, IPI-926, and have commenced IND-enabling studies for that compound. We intend to commence a Phase 1 clinical trial of IPI-926 in 2008. Our Hsp90 and Hedgehog pathway inhibitor programs are being pursued in collaboration with MedImmune, Inc., or MedImmune, which now operates as a subsidiary of AstraZeneca PLC. Notwithstanding the acquisition of MedImmune by AstraZeneca PLC, our agreement with MedImmune remains in full force and effect on the same terms.

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

Collaboration Agreements

We have entered into a product development and commercialization agreement with MedImmune to jointly develop and commercialize novel small molecule cancer drugs targeting Hsp90, including IPI-504 and IPI-493, as well as those targeting the Hedgehog pathway, including IPI-926. Under the terms of our agreement with MedImmune, we will share equally with MedImmune all development costs, as well as potential profits and losses, from any future marketed products. MedImmune made a non-refundable, up-front payment totaling $70 million to us in order to obtain co-exclusive rights to the Hsp90 and Hedgehog pathway development programs. In addition, we could receive up to $430 million in milestone payments if certain late-stage development and sales objectives are achieved for products resulting from the collaboration, such that total payments to us could equal $500 million. If any products are successfully developed under the collaboration, we have the right to co-promote these products in the United States, with our promotional costs being included among those that are shared under the collaboration. We may opt-out of a program under the collaboration, in which case we would receive a royalty on sales of products arising from the program, if any, instead of a share of profits and losses.

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

We have also entered into three technology access alliances relating to our diversity oriented synthesis technologies that have provided us with over $65 million in up-front license fees, equity payments and other committed revenues and, with respect to one such alliance, potential milestone and royalty payments upon successful commercial development of select products resulting from the alliance partner’s use of the compounds to develop drug candidates. Pursuant to these alliances, Novartis International Pharmaceutical Ltd., or Novartis International, Amgen Inc., or Amgen, and Johnson & Johnson Pharmaceutical

Research & Development, a division of Janssen Pharmaceutica N.V., or J&J, have each been granted non-exclusive rights to use subsets of our collection of diversity oriented synthesis compounds for use in their respective internal drug discovery programs. We have no further obligations to Amgen, Novartis International or J&J under these technology access alliances.

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

Research & Development Expense

Since inception, we have focused on drug discovery and development programs, with particular emphasis on cancer drugs. We currently have three lead programs in research and development:

•

a program developing a series of compounds targeting Hsp90, including IPI-504, which is currently being studied in Phase 1 clinical trials in patients with refractory GIST or other soft tissue sarcomas, and advanced NSCLC, an oral formulation of IPI-504 that is currently in IND-enabling studies, and IPI-493, an oral Hsp90 inhibitor that is currently in IND-enabling studies;

•	a program seeking to develop candidate compounds directed against the Hedgehog pathway, including IPI-926, which is currently in IND-enabling studies; and

•	a program seeking to identify small molecule inhibitors of the Bcl-2 family of proteins, which is in the lead optimization stage.

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

Under our collaboration with MedImmune, we share research and development expenses for our Hsp90 and Hedgehog pathway programs equally with MedImmune. Because this is a cost-sharing arrangement, we will record payments we receive from MedImmune for its share of the development effort as a reduction of research and development expense.

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

Income Taxes

We adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Results of Operations

The following tables summarize our results of operations for each of the three and nine month periods ended September 30, 2007 and 2006, in thousands, together with the change in these items in dollars and as a percentage:

	For the Three Months Ended September 30,
	2007	2006	$ Change	% Change
Revenue	$7,507	$5,997	$1,510	25%
Research and development expense	(8,166)	(8,267)	101	(1)%
General and administrative expense	(2,899)	(2,453)	(446)	18%
Interest expense	(30)	(551)	521	(95)%
Interest and investment income	1,590	526	1,064	202%

	For the Nine Months Ended September 30,
	2007	2006	$ Change	% Change
Revenue	$19,277	$9,535	$9,742	102%
Research and development expense	(23,829)	(26,770)	2,941	(11)%
General and administrative expense	(9,430)	(5,812)	(3,618)	62%
Interest expense	(162)	(905)	743	(82)%
Interest and investment income	5,096	928	4,168	449%

Revenue

Our revenue during the three month period ended September 30, 2007 consisted of approximately:

•	$2.5 million associated with the amortization of the up-front license fee we received from MedImmune upon entry into our strategic alliance in August 2006;

•

$0.9 million related to the amortization of the non-refundable license fee, and $1.2 million in revenue related to the reimbursable research and development services we performed, under our Bcl-2 collaboration entered into with Novartis in February 2006; and

•	$2.9 million related to the delivery of compounds to Novartis International under our technology access agreement.

Our revenue during the three month period ended September 30, 2006 consisted of approximately:

•	$0.8 million associated with the amortization of the up-front license fee we received from MedImmune;

•	$2.5 million in license fees received upon the amendment of our technology access agreement with Amgen in July 2006;

•

$0.9 million related to the amortization of the non-refundable license fee, and $1.2 million in revenue related to the reimbursable research and development services we performed, for Novartis under our Bcl-2 collaboration; and

•	$0.5 million related to the delivery of compounds to J&J under our technology access agreement.

Our revenue during the nine month period ended September 30, 2007 consisted of approximately:

•	$7.5 million associated with the amortization of the up-front license fee we received from MedImmune;

•

$2.8 million related to the amortization of the non-refundable license fee, and $3.7 million in revenue related to the reimbursable research and development services we performed, under our Bcl-2 collaboration with Novartis; and

•	$5.3 million related to the delivery of compounds to Novartis International under our technology access agreement.

Our revenue during the nine month period ended September 30, 2006 consisted of approximately:

•	$0.8 million associated with the amortization of the up-front license fee we received from MedImmune;

•	$2.5 million in license fees received upon the amendment of our technology access agreement with Amgen;

•

$2.2 million related to the amortization of the non-refundable license fee, and $2.8 million in revenue related to the reimbursable research and development services we performed, for Novartis under our Bcl-2 collaboration entered into in February 2006;

•	$0.7 million related to the delivery of compounds to Novartis International under our collaboration agreement; and

•	$0.5 million related to the delivery of compounds to J&J under our technology access agreement.

Research and Development Expense

Research and development expense represented approximately 74% and 77% of our total operating expenses for the three months ended September 30, 2007 and 2006, respectively, and approximately 72% and 82% of our total operating expenses for the nine months ended September 30, 2007 and 2006, respectively.

While our research and development expense during the three month period ended September 30, 2007 is relatively flat when compared to the same period in 2006, we recorded:

•	an increase of $1.2 million in drug development costs as our Hsp90 and Hedgehog programs have advanced;

•	an increase of $0.6 million in clinical expenses for our Hsp90 program; and

•

an increase of $0.6 million in salaries and benefits, including SFAS No. 123(R) stock-based compensation expenses, for our research and development personnel, which was driven by the hiring of new research and development personnel, annual base salary increases, larger annual stock option grants, and the implementation in the fourth quarter of 2006 of a contingent cash compensation program.

These increases were offset by reimbursable amounts from MedImmune under the cost-sharing provisions of our collaboration agreement, which are recorded as a credit to research and development expense. The amount reimbursable from MedImmune in the three month period ended September 30, 2007 was $2.5 million higher than in the same period of 2006, principally because costs under the MedImmune collaboration were shared for only one of the three months ended September 30, 2006.

The decrease in research and development expense in the nine month period ended September 30, 2007 as compared to the same period in 2006 is primarily attributable to a $9.1 million increase in reimbursable amounts from MedImmune under the cost-sharing provisions of our collaboration agreement, which are recorded as a credit to research and development expense. This increase in reimbursable amounts was principally the result of costs under the MedImmune collaboration being shared for only one of the nine months ended September 30, 2006. Notwithstanding the amounts reimbursable by MedImmune, we recorded:

•	an increase of $2.8 million in drug development costs as our Hsp90 and Hedgehog programs have advanced;

•

an increase of $2.8 million in salaries and benefits, including SFAS No. 123(R) stock-based compensation expenses, for our research and development personnel, which was driven by the hiring of new research and development personnel, annual base salary increases, larger annual stock option grants, and the implementation in the fourth quarter of 2006 of a contingent cash compensation program;

•	an increase of $0.3 million in clinical expenses for our Hsp90 program; and

•	an increase of $0.3 million in external preclinical expenses.

During the three and nine month periods ended September 30, 2007 and 2006, we estimate that we incurred the following expenses by program. These expenses relate primarily to payroll and related expenses for personnel working on the programs, drug development and manufacturing, preclinical toxicology studies and clinical trial costs. In addition, for the Hsp90 and Hedgehog pathway programs, these expenses for the three and nine months ended September 30, 2007 include a credit of approximately $3.5 million and $10.1 million, respectively, attributable to amounts reimbursable by MedImmune following entry into our collaboration agreement in August 2006. These expenses for both the three and nine months ended September 30, 2006 include a credit of approximately $1.0 million attributable to amounts reimbursable by MedImmune.

Program	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006
Hsp90 Inhibitors	$3.0 million	$2.3 million
Hedgehog Pathway Inhibitors	$1.3 million	$1.7 million
Bcl-2	$1.2 million	$0.9 million

Program	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Hsp90 Inhibitors	$8.4 million	$5.4 million
Hedgehog Pathway Inhibitors	$3.9 million	$7.0 million
Bcl-2	$3.9 million	$3.0 million

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

General and Administrative Expense

The increase in general and administrative expense for the three months ended September 30, 2007 as compared to the same period in 2006 is primarily attributable to an increase of $0.5 million in SFAS No. 123(R) stock-based compensation expense for general and administrative employees, which was driven by the hiring of new general and administrative personnel, and larger annual stock option grants.

The increase in general and administrative expense for the nine months ended September 30, 2007 as compared to the same period in 2006 is primarily attributable to:

•

an increase of $2.6 million in salaries and benefits, including SFAS No. 123(R) stock-based compensation expense for general and administrative employees, which was driven by the hiring of new general and administrative personnel, annual base salary increases, larger annual stock option grants and the implementation in the fourth quarter of 2006 of a contingent cash compensation program; and

•	an increase of $1.0 million in patent, miscellaneous tax expenses, including state franchise taxes, and tax service expense.

Interest Expense

Interest expense decreased in the three and nine month periods ended September 30, 2007 as compared to the same periods in 2006 primarily due to the December 2006 repayment of all debt outstanding to Oxford Finance Corporation and Horizon Technology Funding Company LLC.

Interest and Investment Income

Interest and investment income increased in the three and nine month periods ended September 30, 2007 as compared to the same periods in 2006 primarily as a result of our higher balance of cash and cash equivalents and available-for-sale securities. The increase in cash and available-for-sale securities balance is primarily attributable to amounts we received upon completion of the DPI merger and the up-front license fee received from MedImmune in connection with our collaboration.

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

Our cash, cash equivalents, available-for-sale securities and working capital are as follows:

	September 30, 2007	December 31, 2006
Cash, cash equivalents and available-for-sale securities	$116,292,634	$101,696,784
Working capital	106,116,521	121,264,233

	Nine Months Ended September 30,
	2007	2006
Cash provided by (used in):
Operating activities	$14,775,499	$17,679,130
Investing activities	(69,786,337)	4,781,082
Financing activities	(866,226)	57,079,593
Capital expenditures (included in investing activities above)	(2,339,910)	(884,856)

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

Cash flow from operations for the nine months ended September 30, 2007 includes a decrease in accrued expenses and other liabilities, which include $1.1 million paid in federal income taxes and $1.0 million paid to J&J to refund a portion of the up-front license fee paid in connection with our technology access agreement. Cash flow from operations for the nine months ended September 30, 2006 includes an increase of $81.4 million in deferred revenue due to the collaboration agreements with MedImmune and Novartis entered in August 2006 and February 2006, respectively, which provided, in the aggregate, $85.0 million in up-front license fees. Cash flow from operations for the nine months ended September 30, 2006 also included an increase of $37.4 million in accounts receivable and unbilled accounts receivable, primarily due to the $35.0 million receivable due from MedImmune in January 2007.

Net cash used in investing activities for the nine months ended September 30, 2007 includes the purchase of $163.9 million of short term corporate obligations. Capital expenditures in the nine months ended September 30, 2007 primarily consisted of laboratory equipment and leasehold improvements for a new process scale-up laboratory.

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

Our future operating plan may change, however, as a result of many factors, including those specified in Part II of this report under the heading “Risk Factors – Risks Related to Our Business and Our Stage of Development as a Company – We will need substantial additional capital to fund our operations, and our business may be threatened if that capital is not available on acceptable terms.”

We will require substantial additional cash to fund expenses that we expect to incur in the long term in connection with planned preclinical and clinical testing, regulatory review, manufacturing and sales and marketing efforts. We may seek additional capital through a combination of private and public equity offerings, debt financings, project financing and strategic alliance and licensing arrangements. Such additional financing may not be available when we need it or may not be available on terms that are favorable to us. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms may include liquidation or other preferences that adversely affect their rights as stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. Project financing may result in restrictions on our ability to exploit the assets associated with the financed program, and we may not be able to obtain the funds necessary to repurchase rights to the financed program on favorable terms, if at all. If we raise additional funds through strategic alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or drug candidates, or grant licenses on terms that are not favorable to us. If we are unable to obtain adequate financing on a timely basis, we could be required to:

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

A hypothetical 100 basis point increase in interest rates would result in an approximate $264,088 decrease in the fair value of our investments as of September 30, 2007. We have the ability to hold our fixed income investments until maturity and, therefore, we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 4.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer and treasurer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, our chief executive officer and chief financial officer and treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred significant losses since inception. At September 30, 2007, our accumulated deficit was approximately $164.7 million. Our net losses for the nine months ended September 30, 2007 and the fiscal years ending December 31, 2006, 2005 and 2004 were $9.0 million, $28.4 million, $36.4 million and $34.1 million, respectively. We have not generated any revenues from the sale of drugs to date and we do not expect to generate revenues from the sale of drugs, or achieve profitability, for several years, if ever. We expect that our annual operating losses will increase substantially over the next several years as we seek to:

•	complete Phase 1 clinical trials for IPI-504 and initiate larger scale Phase 2 clinical trials, as well as additional clinical trials, for IPI-504;

•	perform preclinical work on, and commence clinical development of, our lead oral Hsp90 inhibitor;

•	advance IPI-926 through preclinical development and into clinical trials, if supported by positive data;

•	discover and develop additional drug candidates;

•	manufacture our drug candidates;

•	obtain regulatory approval for any drug candidates we successfully develop;

•	commercialize any drug candidates for which the necessary regulatory approvals are obtained;

•	prosecute and maintain our intellectual property rights relating to our drug candidates and future products, if any;

•	hire additional clinical, scientific and management personnel and upgrade our operational, financial and management information systems and facilities; and

•	identify and acquire rights from third parties to additional compounds, drug candidates or drugs.

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

We anticipate that our current cash, cash equivalents and available-for-sale securities will be sufficient to support our current operating plan through at least December 31, 2009. Our currently-planned operating and capital requirements primarily include the need for working capital to, among other things:

•	continue clinical development of an intravenous formulation of IPI-504;

•	perform preclinical work on, and commence clinical development of, our oral Hsp90 inhibitors;

•	perform preclinical work on, and commence clinical development of, IPI-926; and

•	advance our additional discovery programs.

Our future operating plan may change, however, as a result of many factors, including:

•

the progress and results of clinical trials of IPI-504 and preclinical studies of our oral Hsp90 inhibitors, and our decision to initiate clinical trials of our lead oral Hsp90 inhibitor if supported by preclinical results;

•	the progress and results of preclinical studies of IPI-926, and our decision to initiate clinical trials if supported by preclinical results;

•	the results of discovery-stage research for Bcl-2 inhibitor compounds and other programs, and our decision to initiate clinical trials if supported by preclinical results;

•	our ability to maintain our strategic alliances with MedImmune and Novartis and investment decisions that may be made by the governing committees under those alliances;

•	potential business development activities, such as the acquisition or in-licensing of product candidates;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our drug candidates;

•	the cost of acquiring raw materials for, and of manufacturing, our drug candidates;

•	the costs involved in preparing, filing, prosecuting, maintaining and enforcing patents, and other patent-related costs, including litigation costs;

•	the costs of increasing our clinical research, medical and regulatory affairs functions;

•	the costs of establishing sales and marketing functions and of establishing commercial manufacturing arrangements if any of our drug candidates are approved;

•	our needs for office and laboratory facilities and our ability to continue subleasing excess space;

•	the costs required to satisfy our obligations under our alliance with MedImmune;

•	the timing and receipt of milestone payments under our collaboration agreements; and

•	the timing, receipt and amount of sales, profits or royalties on future products, if any.

We will require substantial additional cash to fund expenses that we expect to incur in the long term in connection with planned preclinical and clinical testing, regulatory review, manufacturing and sales and marketing efforts. We may seek additional capital through a combination of private and public equity offerings, debt financings, project financing and strategic alliance and licensing arrangements. Such additional financing may not be available when we need it or may not be available on terms that are favorable to us. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms may include liquidation or other preferences that adversely affect their rights as stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. Project financing may result in restrictions on our ability to exploit the assets associated with the financed program, and we may not be able to access the funds necessary to repurchase rights to the financed program on favorable terms, if at all. If we raise additional funds through strategic alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or drug candidates, or grant licenses on terms that are not favorable to us. If we are unable to obtain adequate financing on a timely basis, we could be required to:

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

In June 2007, AstraZeneca PLC completed its acquisition of MedImmune, resulting in MedImmune operating as a subsidiary of AstraZeneca. In accordance with our agreement with MedImmune, our collaboration continues in effect after a change of control of MedImmune on the same terms. Nevertheless, the merger and attendant integration of operations may have an impact on MedImmune’s ability to retain and motivate key personnel, divert management attention and resources, or result in portfolio reprioritizations. These events may result in delays in our development programs and have an adverse effect on our results of operations.

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

Under our agreement with MedImmune, MedImmune may opt out of a project at any time by giving us six months’ prior written notice, and has the right to terminate the agreement under other circumstances, including if it believes there are safety concerns with respect to a drug being developed under the collaboration. Under our alliance agreement with Novartis, Novartis may terminate the alliance at any time upon 60 days’ notice to us. If either MedImmune or Novartis were to exercise its right to opt out of a program or to terminate the applicable alliance, the development and commercialization of products from our Hsp90, Hedgehog pathway inhibitor or Bcl-2 programs could be adversely affected, our potential for generating revenue from these programs may be adversely affected and attracting new alliance partners would be made more difficult.

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

To date, we have not obtained approval from the U.S. Food and Drug Administration, or FDA, or any foreign regulatory authority to market or sell any of our drug candidates. Our success depends primarily upon our, and our strategic alliance partners’, ability to develop and commercialize our drug candidates successfully. Our most advanced drug candidate is IPI-504, which is currently in Phase 1 clinical trials and is the subject of a broad product development and commercialization agreement with MedImmune. Our other drug candidates are in various stages of preclinical development and discovery research.

Our drug candidates are subject to extensive governmental regulations relating to development, clinical trials, manufacturing and commercialization. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required in the United States and in many foreign jurisdictions prior to the commercial sale of medicinal products like our drug candidates. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the drug candidates we are developing, or may in the future develop, either alone or in collaboration with our strategic alliance partners, will obtain marketing approval. In connection with the clinical trials of IPI-504 and any other drug candidate we may seek to develop in the future, we face risks that:

•	the drug candidate may not prove to be safe or effective;

•	the results of later trials may not confirm the positive results from earlier preclinical studies or clinical trials; and

•	the results may not meet the level of statistical significance required by the FDA or other regulatory agencies.

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

Clinical trials require sufficient patient enrollment, which is a function of many factors, including the size of the patient population, the nature of the trial protocol, the number of clinical trial sites and the proximity of patients to those sites, the availability of effective treatments for the relevant disease, the eligibility criteria for our clinical trials, the commitment of clinical investigators to identify eligible patients, and competing studies or trials. Delays in patient enrollment can result in increased costs and longer development times. Our failure to enroll patients in our clinical trials could delay the completion of the clinical trial beyond current expectations. In addition, the FDA could require us to conduct clinical trials with a larger number of subjects than has been projected for any of our drug candidates. As a result of these factors, we may not be able to enroll a sufficient number of patients in a timely or cost-effective manner.

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

We rely on third parties such as contract research organizations, medical institutions and external investigators to enroll qualified patients, conduct our clinical trials and provide services in connection with such clinical trials and we intend to rely on these and other similar entities in the future. Our reliance on these third parties for clinical development activities reduces our control over these activities. Accordingly, these third party contractors may not complete activities on schedule, or may not conduct our clinical trials in accordance with regulatory requirements or the trial design. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be required to replace them. Although we believe there are a number of third party contractors we could engage to continue these activities, replacing a third party contractor may result in a delay of the affected trial. If this were to occur, our efforts to obtain regulatory approvals for and commercialize our drug candidates may be delayed.

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

We are engaged in seeking to develop drugs in the cancer therapeutic segment of the pharmaceutical industry, which is highly competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs that target various forms of cancer. We currently face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available. Moreover, there are a number of large pharmaceutical companies currently marketing and selling products to treat cancer, including Bristol-Myers Squibb Company, F. Hoffmann-La Roche Ltd., Novartis Pharma AG and Genentech, Inc. In addition to currently approved drugs, there are a significant number of drugs that are currently under development and may become available in the future for the treatment of various forms of cancer. We are also aware that there are a number of companies that are currently seeking to develop drug candidates directed to the same biological targets that our own drug candidates are designed to inhibit. Specifically, we are aware of numerous companies that have programs seeking to develop compounds that target Hsp90, which is the target of IPI-504 and IPI-493. These companies include, without limitation, Kosan Biosciences, Biogen Idec Inc., Serenex, Inc., and Vernalis plc (in collaboration with Novartis). In addition, Curis, Inc. and Genentech have an early-stage clinical development collaboration seeking to develop drugs that target the Hedgehog pathway, which is also being targeted by IPI-926. Abbott Laboratories (in collaboration with Genentech), Gemin-X Biosciences and Ascenta Therapeutics are believed to be in early-stage development of compounds to target the Bcl-2 family of proteins, which is the target of one of our discovery programs.

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

The market price of our common stock could be subject to significant fluctuations. Market prices for securities of early-stage pharmaceutical, biotechnology and other life sciences companies have historically been particularly volatile. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the results of our current and any future clinical trials of IPI-504 and our other drug candidates;

•	the results of preclinical studies and planned clinical trials of our discovery-stage and preclinical programs;

•	future sales of, and the trading volume in, our common stock;

•	the entry into key agreements, including those related to the acquisition or in-licensing of new programs, or the termination of key agreements;

•	the results and timing of regulatory reviews relating to the approval of our drug candidates;

•	the initiation of, material developments in, or conclusion of litigation to enforce or defend any of our intellectual property rights;

•	failure of any of our drug candidates, if approved, to achieve commercial success;

•	general and industry-specific economic conditions that may affect our research and development expenditures;

•	the results of clinical trials conducted by others on drugs that would compete with our drug candidates;

•	issues in manufacturing our drug candidates or any approved products;

•	the loss of key employees;

•	the introduction of technological innovations or new commercial products by our competitors;

•	changes in estimates or recommendations by securities analysts, if any, who cover our common stock;

•	future financings through the issuance of equity or debt securities or otherwise;

•	changes in the structure of health care payment systems; and

•	period-to-period fluctuations in our financial results.

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

(b) The registration statement (File No. 333-36638) for DPI’s initial public offering was declared effective by the SEC on July 27, 2000. DPI received net proceeds from the offering of approximately $94.7 million. From that date through the completion of the merger on September 12, 2006, DPI used approximately $18.5 million of the net proceeds for acquisitions of companies, $6.0 million for prepaid µARCS royalties, $16.8 million for capital expenditures and $4.3 million for costs associated with restructuring. Following the completion of the merger through September 30, 2007, we used approximately $15.3 million on our Hsp90 and Hedgehog pathway inhibitor programs and for general corporate purposes.

Item 6.	Exhibits

(a)	Exhibits

The exhibits listed in the Exhibit Index are included in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFINITY PHARMACEUTICALS, INC.

Dated: November 7, 2007	By:	/s/ Adelene Q. Perkins
Adelene Q. Perkins Executive Vice President & Chief Business Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Registrant. Previously filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 000-31141) and incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Registrant. Previously filed as Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 filed on June 23, 2000 (File No. 333-36638) and incorporated herein by reference.

3.3	Amendment to the Registrant’s Amended and Restated Bylaws. Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

3.4	Second Amendment to the Registrant’s Amended and Restated Bylaws. Previously filed as Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 000-31141) and incorporated herein by reference.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.