Form 10-Q
period 2008-03-31
INFINITY PHARMACEUTICALS, INC.
filed 2008-05-09
CIK 1113148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on March 31, 2008: 19,746,652

INFINITY PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

	March 31, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,206,593	$23,164,721
Available-for-sale securities	78,833,619	91,024,747
Accounts receivable	360,208	812,500
Unbilled accounts receivable	4,611,173	4,287,736
Notes receivable from employees	46,839	53,414
Prepaid expenses and other current assets	2,056,062	2,496,814

Total current assets	112,114,494	121,839,932

Property and equipment, net	5,513,872	5,984,711
Notes receivable from employees	34,404	47,928
Restricted cash	1,114,619	1,661,171
Other assets	170,977	190,862

Total assets	$118,948,366	$129,724,604

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,883,640	$2,097,190
Accrued expenses	6,889,829	8,519,754
Deferred revenue	10,000,000	13,750,000
Current portion of long-term debt and capital leases	197,158	375,618

Total current liabilities	18,970,627	24,742,562

Deferred revenue, less current portion	44,166,667	51,041,667
Other liabilities	2,621,442	2,777,072
Long-term debt and capital leases, less current portion	16,458	20,400

Total liabilities	65,775,194	78,581,701

Stockholders’ equity:

Preferred Stock, $.001 par value; 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Common Stock, $.001 par value; 100,000,000 shares authorized at March 31, 2008 and December 31, 2007; 19,746,652 and 19,710,773 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	19,747	19,711
Additional paid-in capital	224,851,395	223,466,502
Accumulated deficit	(172,123,776)	(172,546,266)
Accumulated other comprehensive income	425,806	202,956

Total stockholders’ equity	53,173,172	51,142,903

Total liabilities and stockholders’ equity	$118,948,366	$129,724,604

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2008	2007
Collaborative research and development revenue	$11,391,458	$6,115,750
Operating expenses:
Research and development	8,521,713	7,476,403
General and administrative	3,771,249	3,293,031

Total operating expenses	12,292,962	10,769,434

Loss from operations	(901,504)	(4,653,684)
Other (expense)/income:
Interest expense	(11,630)	(102,466)
Interest and investment income	1,335,624	1,866,442

Net other income	1,323,994	1,763,976

Net income (loss)	$422,490	$(2,889,708)

Earnings (loss) per common share:
Basic	$0.02	$(0.15)

Diluted	$0.02	$(0.15)

Weighted average number of common shares outstanding:
Basic	19,677,541	19,388,131

Diluted	20,235,482	19,388,131

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Operating activities
Net income (loss)	$422,490	$(2,889,708)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	529,866	690,620
Stock-based compensation	1,312,444	1,135,208
Loan forgiveness	20,549	24,728
Gain on sale of property and equipment	(20,000)	(7,500)
Gain on sale of available-for-sale securities	(94,383)	—
Net accretion of available-for-sale securities	(543,285)	(461,273)
Amortization of warrants	10,808	17,808
Interest income on restricted cash	(18,434)	(20,575)
Interest income on employee loans	(450)	(1,092)
Changes in operating assets and liabilities:
Accounts receivable and unbilled accounts receivable	128,855	35,696,506
Prepaid expenses and other assets	452,902	331,329
Accounts payable, accrued expenses and other liabilities	(1,984,009)	(4,463,957)
Deferred revenue	(10,625,000)	(3,437,500)

Net cash provided by (used in) operating activities	(10,407,647)	26,614,594

Investing activities
Purchases of property and equipment	(59,027)	(838,781)
Proceeds from sale of property and equipment	20,000	7,500
Purchases of available-for-sale securities	(37,368,111)	(78,640,084)
Sales and maturities of available-for-sale securities	50,419,757	5,341,091

Net cash provided by (used in) investing activities	13,012,619	(74,130,274)

Financing activities
Proceeds from issuances of common stock	57,389	179,502
Release of restricted cash	564,986	—
Payments on equipment loan and other debt	(179,932)	(473,083)
Capital lease payments	(5,543)	(26,688)
Repayment of employee loans	—	8,347
New employee loans	—	(10,000)

Net cash provided by (used in) financing activities	436,900	(321,922)

Net increase (decrease) in cash and cash equivalents	3,041,872	(47,837,602)
Cash and cash equivalents at beginning of period	23,164,721	74,147,479

Cash and cash equivalents at end of period	$26,206,593	$26,309,877

Supplemental cash flow disclosure
Interest paid	$8,228	$92,393

Income taxes paid	$92,000	$1,100,000

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

Infinity Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Organization

Infinity Pharmaceuticals, Inc. is a drug discovery and development company that is utilizing its strength in small molecule drug technologies to discover and develop medicines for the treatment of cancer and related conditions. As used throughout these unaudited, condensed consolidated financial statements, the terms “Infinity,” “we,” “us,” and “our” refer to the business of Infinity Pharmaceuticals, Inc. and its subsidiaries.

2.	Basis of Presentation

These consolidated financial statements include the accounts of Infinity and its majority-owned subsidiaries. We have eliminated all significant intercompany accounts and transactions in consolidation.

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and accompanying footnotes included in our annual report on Form 10-K for the fiscal year ended December 31, 2007, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 14, 2008.

The information presented in the condensed consolidated financial statements and related footnotes at March 31, 2008, and for the three months ended March 31, 2008 and 2007, is unaudited and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2007 have been derived from our audited financial statements.

3.	Significant Accounting Policies

Cash Equivalents and Available-For-Sale Securities

Cash equivalents and available-for-sale securities primarily consist of money market funds, asset-backed securities, corporate obligations, U.S. Treasury obligations and U.S. government-sponsored enterprise obligations. We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents, which consist primarily of money market funds and corporate obligations, are stated at cost, which approximates market value.

We determine the appropriate classification of available-for-sale securities at the time of purchase and reevaluate such designation at each balance sheet date. We have classified all of our marketable securities at March 31, 2008 and December 31, 2007 as “available-for-sale.” We carry available-for-sale securities at fair value, with the unrealized gains and losses reported in a separate component of stockholders’ equity.

We adjust the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. We include such amortization and accretion in interest and investment income. Realized gains and losses and declines in value, if any, that we judge to be other-than-temporary on available-for-sale securities are reported in interest and investment income. The cost of securities sold is based on the specific identification method. We include interest and dividends on securities classified as available-for-sale in investment income. Realized gains for the period ended March 31, 2008 were $94,383. There were no realized gains for the period ended March 31, 2007.

Segment Information

Financial Accounting Standards Board Statement (“SFAS”) No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS No. 131”), establishes standards for the way that companies report information about operating segments in their financial statements. SFAS No. 131 also establishes standards for related disclosures about products and services. We make operating decisions based upon performance of the enterprise as a whole and utilize our consolidated financial statements for decision making. We operate in one business segment, which focuses on drug discovery and development.

All of our revenues to date have been generated under research collaboration agreements. Revenues associated with the up-front license fee and reimbursable research and development services we received from the Novartis Institutes for BioMedical Research, Inc. (“Novartis”) accounted for approximately 78% of our revenue for the three months ended March 31, 2008, and revenues associated with the up-front license fee we received from MedImmune, Inc., a division of AstraZeneca plc (“MedImmune/AZ”), accounted for the remaining 22%. Revenues associated with our collaboration with Novartis, together with those from compound acceptance fees from Novartis International Pharmaceutical Ltd., accounted for approximately 59% of our revenue for the three months ended March 31, 2007, with the remaining 41% of revenue being attributable to the up-front license fee we received from MedImmune/AZ.

Further, payments due from Novartis represented our entire accounts receivable balance as of March 31, 2008 and December 31, 2007. Payments from MedImmune/AZ represented our entire unbilled accounts receivable balance as of March 31, 2008 and 90% of our unbilled accounts receivable balance as of December 31, 2007.

Basic and Diluted Earnings/Loss per Common Share

Basic net earnings or loss per share is based upon the weighted average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net income or loss per share is based upon the weighted average number of common shares outstanding during the period, plus the effect of additional weighted average common equivalent shares outstanding during the period when the effect of adding such shares is dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options (the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method), the exercise of outstanding warrants and the vesting of unvested restricted shares of common stock. In addition, under SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options. Common equivalent shares have not been included in the net loss per share calculations for the three months ended March 31, 2007 because the effect of including them would have been anti-dilutive. Total potential gross common equivalent shares consisted of the following:

	At March 31,
	2008	2007
Stock options	3,774,632	2,950,055
Warrants	246,629	246,629
Unvested restricted shares	40,725	149,828

Basic and diluted earnings (loss) per share were determined as follows:

	Three Months Ended March 31,
	2008	2007
Basic
Net income (loss)	$422,490	$(2,889,708)

Weighted average common shares outstanding	19,677,541	19,388,131

Basic earnings (loss) per share	$0.02	$(0.15)

Diluted
Net income (loss)	$422,490	$(2,889,708)

Weighted average common shares outstanding	19,677,541	19,388,131
Effect of dilutive options	557,941	—

Weighted average common shares outstanding assuming dilution	20,235,482	19,388,131

Diluted earnings (loss) per share	$0.02	$(0.15)

Stock-Based Compensation Expense

We account for stock-based compensation under SFAS No. 123(R). SFAS No. 123(R) requires companies to expense the fair value of employee stock options and other equity compensation. We use our judgment in determining the fair value of our common stock, including in selecting the inputs we use for the Black-Scholes valuation model. Equity instrument valuation models are by their nature highly subjective. Any significant changes in any of our judgments, including those used to select the inputs for the Black-Scholes valuation model, could have a significant impact on the fair value of the equity instruments granted or sold and the associated compensation charge, if any, we record in our financial statements.

Revenue Recognition

To date, all of our revenue has been generated under research collaboration agreements and, accordingly, we recognize revenue in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition” and Emerging Issues Task Force (“EITF”) No. 00-21, “Revenue Arrangements With Multiple Deliverables.”

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

Research and Development Expense

Research and development expense consists of expenses incurred in performing research and development activities, including salaries and benefits, facilities expenses, overhead expenses, materials and supplies, pre-clinical expenses, clinical trial and related clinical manufacturing expenses, stock-based compensation expense, contract services, and other outside expenses. We expense research and development costs as they are incurred. We have entered into certain collaboration agreements in which expenses are shared with the collaborator, and others in which we are reimbursed for work performed on behalf of the collaborator. We record all of our expenses related to these collaboration arrangements as research and development expense. If the arrangement is a cost-sharing arrangement and there is a period during which we receive payments from the collaborator, we record payments from the collaborator for its share of the development effort as a reduction of research and development expense. If the arrangement is a cost-sharing arrangement and there is a period during which we make payments to the collaborator, we will record our payments to the collaborator for its share of the development effort as additional research and development expense. If the arrangement provides for reimbursement of research and development expenses, we record the reimbursement as revenue. Our collaboration with MedImmune/AZ is a cost-sharing arrangement; our collaboration with Novartis provided for the reimbursement of our research and development expenses.

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

We account for income taxes under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” We use our judgment for the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, we have recorded a full valuation allowance against our otherwise recognizable net deferred tax assets as of March 31, 2008 and December 31, 2007. During the three month period ended March 31, 2008, we recorded a decrease to our liability for unrecognized tax benefits of approximately $3,262,500, which relates to positions taken during the current period. This decrease has no impact to our effective tax rate as a result of our full valuation allowance.

Fair Value Measurements

We adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), on January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. In February 2008, the FASB issued Staff Position 157-2, which deferred the effective date of SFAS No. 157 for one year for nonfinancial assets and liabilities recorded at fair value on a non-recurring basis.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141(R) establishes principles and requirements for how the acquirer:

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 is intended to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for noncontrolling interests. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not believe that SFAS No. 160 will have a material impact on our financial position or results of operations.

In December 2007, the FASB ratified the consensus reached by the EITF on EITF Issue 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from, or made to, other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF 07-1 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products.” EITF 07-1 will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not believe that EITF 07-1 will have a material impact on our financial position or results of operations.

4.	Stock-Based Compensation

Under SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. We have no awards with market or performance conditions. We use the Black-Scholes valuation model in determining the fair value of equity awards. Total stock-based compensation expense, related to all equity awards, recognized under SFAS No. 123(R) for the three months ended March 31, 2008 and 2007 comprised the following:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Effect of stock-based compensation on net income (loss) by line item:
Research and development	$575,380	$548,817
General and administrative	737,064	586,391

As of March 31, 2008, there was approximately $14.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested options and restricted stock granted. Total cost for all unrecognized compensation is expected to be recognized over a weighted-average period of 2.9 years.

During the three months ended March 31, 2008, we granted 54,535 options at a weighted average fair value of $3.83. During the three months ended March 31, 2007, we granted 1,190,403 options at a weighted average fair value of $7.72. The weighted average fair values were estimated using the Black-Scholes valuation model using the following assumptions:

	For the Three Months Ended March 31, 2008	For the Three Months Ended March 31, 2007
Risk-free interest rate	2.65%	4.81%
Expected annual dividend yield	—	—
Expected stock price volatility	61.67%	61.40%
Expected term of options	4.94 years	5.05 years

5.	Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income,” establishes rules for the reporting and display of comprehensive income (loss) and its components. The components of our comprehensive income (loss) include our net income (loss) and the change in unrealized gains and losses on our available-for-sale securities. For the three months ended March 31, 2008 and 2007, comprehensive income (loss) was as follows:

	Three Months Ended March 31,
	2008	2007
Net income (loss)	$422,490	$(2,889,708)
Net unrealized holding gains on available-for-sale securities (1)	222,850	52,065

Total comprehensive income (loss)	$645,340	$(2,837,643)

(1)	For the three months ended March 31, 2008, the reclassification adjustment for gains included in net income totaled $94,383. There was no reclassification adjustment needed for the three months ended March 31, 2007.

Accumulated other comprehensive income consists of unrealized net gains on available-for-sale securities.

6.	Fair Value

SFAS No. 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets carried at fair value measured on a recurring basis as of March 31, 2008:

Quoted prices in active markets for identical assets (Level 1)	$—
Significant other observable inputs (Level 2)	78,833,619
Significant other unobservable inputs (Level 3)	—

Total available-for-sale securities	$78,833,619

7.	Collaborations

Novartis

In February 2006, we entered into a collaboration agreement with Novartis to discover, develop and commercialize drugs targeting Bcl protein family members for the treatment of a broad range of cancers. Under the terms of this agreement, we granted to Novartis an exclusive, worldwide license to research, develop and commercialize pharmaceutical products that are based upon our proprietary Bcl inhibitors. Novartis paid us a $15.0 million up-front license fee, which we recognized on a straight-line basis over the potential four year research term, and Novartis committed to provide us research funding of approximately $10.0 million during the initial two-year research term, which expired in February 2008. Novartis had the right to extend the research term for up to two additional one-year terms, under which Novartis could have obligated us to provide up to five full-time equivalents, at Novartis’ expense, to enable the full transition of the Bcl inhibitor program to Novartis. Novartis chose not to exercise its right for the one-year extensions; thus, the research term ended in February 2008 and we have no further performance obligations to Novartis. As a result, we recognized $8.1 million of the up-front license fee as revenue in the period ended March 31, 2008.

The change in accounting estimate for the research term in accordance with SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB No. 20 and FASB Statement No. 3,” resulted in a positive net income impact of $7.2 million and $0.36 in diluted earnings per share for the three months ended March 31, 2008. We will not recognize any revenue from the up-front license fee or for reimbursable research and development services in future periods.

MedImmune/AZ

In August 2006, we entered into a product development and commercialization agreement with MedImmune/AZ to jointly develop and commercialize cancer drugs targeting Hsp90 and the Hedgehog pathway. Under the terms of this agreement, we share equally with MedImmune/AZ all development costs, as well as potential profits and losses, from any future marketed products. In November 2007, we regained from MedImmune/AZ all development and worldwide commercialization rights under our Hedgehog pathway program on a royalty-free basis, and MedImmune/AZ’s funding obligations under this program will end in May 2008. Since the MedImmune/AZ collaboration is a cost-sharing arrangement, we record reimbursable amounts for MedImmune/AZ’s share of the development effort as a reduction of research and development expense. We reduced research and development expense for MedImmune/AZ reimbursable amounts by $4.4 million and $3.3 million for the three months ended March 31, 2008 and 2007, respectively. The entirety of our deferred revenue at March 31, 2008 is attributable to the up-front license fee we received from MedImmune/AZ upon entry into this collaboration.

8.	Restricted Cash

Our restricted cash is held on deposit with a bank to collateralize a standby letter of credit in the name of our facility landlord in accordance with our facility lease agreement. In February 2008, we amended the amount of the standby letter of credit with the permission of our facility landlord, and we accordingly reduced our restricted cash.

9.	Commitments

In March 2008, we subleased additional office space under a non-cancelable facility sublease agreement that expires in December 2012. Future minimum payments, excluding operating costs and taxes, under this sublease are $197,847 per year.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. Some of the information contained in this discussion and analysis and set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the section titled “Risk Factors” in Part II of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Business Overview

Our mission is to discover, develop, and deliver to patients best-in-class medicines for the treatment of cancer and related conditions. We have built a pipeline of innovative product candidates for multiple cancer indications, all of which represent proprietary applications of our expertise in small molecule drug technologies.

Our lead product candidate, retaspimycin hydrochloride for injection (also known as IPI-504), or retaspimycin, is an intravenously administered small molecule inhibitor of heat shock protein 90, or Hsp90. Hsp90 is a molecule that maintains the structure and activity of specific proteins, known as “client proteins” of Hsp90. Specific mutations in, or the aberrant expression of, these client proteins result in many types of cancer. Hsp90 enables the survival of the cancer cell by allowing the client protein to continue functioning. Retaspimycin is currently being evaluated as a single agent in three disease-focused clinical trials, including a Phase 1 trial in patients with metastatic and/or unresectable gastrointestinal stromal tumors (GIST) and other soft tissue sarcomas, the Phase 2 portion of a Phase 1/2 trial in patients with advanced non-small cell lung cancer, and a Phase 2 trial in patients with hormone-resistant prostate cancer. We are also conducting a Phase 1b clinical trial of retaspimycin in combination with Taxotere® (docetaxel) in patients with advanced solid tumors. We currently expect to initiate additional clinical trials of retaspimycin during 2008, including a Phase 3 clinical trial in patients with GIST in the third quarter of 2008 pending ongoing consultation with advisors and regulatory authorities and analysis of data from the ongoing Phase 1 trial, and one or more Phase 2 clinical trials in additional solid tumor indications. We also intend to begin a Phase 1 clinical trial of IPI-493, an orally available inhibitor of Hsp90, in the second quarter of 2008. We are pursuing our Hsp90 program in collaboration with MedImmune, Inc., a division of AstraZeneca plc. We use the term MedImmune/AZ to identify our Hsp90 collaborator.

Our next most advanced program is directed against the Hedgehog signaling pathway, or Hedgehog pathway. Normally, the Hedgehog pathway regulates tissue and organ formation during embryonic development. When abnormally activated during adulthood, however, the Hedgehog pathway is believed to play a central role in allowing the proliferation and survival of certain cancer-causing cells, and is implicated in many of the most deadly cancers. The lead candidate in our Hedgehog pathway program, IPI-926, has shown potent and selective inhibition of the Hedgehog pathway as well as anti-tumor activity in preclinical models. We intend to file an investigational new drug, or IND, application for IPI-926 in the third quarter of 2008 and to commence a Phase 1 clinical trial shortly thereafter.

We have historically incurred net losses as we have devoted substantially all of our resources to research and development. We expect to incur substantial and increasing losses for the next several years as we continue to expend substantial resources seeking to successfully research, develop, manufacture, obtain regulatory approval for, market and sell our drug candidates. We expect that, in the near term, we will incur substantial losses relating primarily to our efforts to advance the development of retaspimycin, IPI-493 and IPI-926.

Collaboration Agreements

In August 2006, we entered into a product development and commercialization agreement with MedImmune/AZ to jointly develop and commercialize cancer drugs targeting Hsp90 and the Hedgehog pathway. Under the terms of this agreement, we share equally with MedImmune/AZ all development costs, as well as potential profits and losses, from any future marketed products. MedImmune/AZ made non-refundable, up-front payments totaling $70 million to us in order to obtain co-exclusive rights to the Hsp90 and Hedgehog pathway development programs. In November 2007, we regained from MedImmune/AZ all development and worldwide commercialization rights under our Hedgehog pathway program on a royalty-free basis, and MedImmune/AZ’s funding obligations under this program will end in May 2008. We continue to collaborate with MedImmune/AZ on our Hsp90 program, and could receive up to $215 million in milestone payments if certain late-stage development and sales objectives are achieved for products arising from this program. If any products are successfully developed under the collaboration, we have the right to co-promote these products in the United States, with our promotional costs being included among those that are shared under the collaboration. We may opt-out of the Hsp90 program, in which case we would receive a royalty on sales of any products arising from the program instead of profits and losses.

In February 2006, we entered into a collaboration agreement with Novartis to discover, develop and commercialize drugs targeting Bcl protein family members for the treatment of a broad range of cancers. Novartis paid us a $15 million up-front license fee, an affiliate of Novartis made a $5 million equity investment in us, and Novartis committed to provide us research funding of approximately $10 million over the initial two-year research term, which expired in February 2008. Novartis had the right to extend the research term for up to two additional one-year terms, under which Novartis could have obligated us to provide up to five full-time equivalents, at Novartis’ expense, to enable the full transition of the Bcl inhibitor program to Novartis. Novartis chose not to exercise its right for these one-year extensions; thus, the research term ended in February 2008 and we have no further performance obligations to Novartis. As a result, we recognized $8.1 million of the up-front license fee as revenue in the period ended March 31, 2008. The change in accounting estimate resulted in a positive net income impact of $7.2 million for the three months ended March 31, 2008. We will not recognize any revenue from the up-front license fee or for reimbursable research and development services in future periods.

We also entered into technology access alliances with Amgen Inc., Novartis International Pharmaceutical Ltd., or Novartis International, and Johnson & Johnson Pharmaceutical Research & Development, a division of Janssen Pharmaceutical N.V., or J&J, relating to our diversity oriented synthesis technology. As of December 31, 2007, we successfully completed all of our obligations to our partners under these agreements. We do, however, have the right to receive milestone payments under two of these agreements if our alliance partner develops and successfully commercializes products based upon certain compounds licensed to them under the applicable agreement.

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

Research & Development Expense

Since inception, we have focused on drug discovery and development programs, with particular emphasis on cancer drugs. Our primary research and development programs include:

•

retaspimycin, an Hsp90 inhibitor that is currently in clinical development as a single agent in patients with metastatic and/or unresectable GIST, advanced non-small cell lung cancer and hormone-resistant prostate cancer, as well as in combination with Taxotere® (docetaxel);

•	IPI-493, a second-generation oral Hsp90 inhibitor for which we have concluded investigational new drug, or IND, enabling studies; and

•	IPI-926, the lead candidate in our Hedgehog pathway inhibitor program, for which we are conducting IND-enabling studies.

Our research and development expense primarily consists of the following:

•	compensation of personnel associated with research activities, including consultants and contract research organizations;

•	laboratory supplies and materials;

•	manufacturing drug candidates for preclinical testing and clinical studies;

•	preclinical testing costs, including costs of toxicology studies;

•	fees paid to professional service providers for independent monitoring and analysis of our clinical trials;

•	depreciation of equipment; and

•	allocated costs of facilities.

Our Hsp90 program is being conducted in collaboration with MedImmune/AZ. Under our collaboration with MedImmune/AZ, we share research and development expenses equally with MedImmune/AZ. This cost-sharing arrangement also applies to our Hedgehog pathway inhibitor program through May 2008, which is six months from when MedImmune/AZ opted out of that program. Because this is a cost-sharing arrangement, we record amounts that are reimbursable from MedImmune/AZ for its share of the development effort as a reduction of research and development expense.

General & Administrative Expense

General and administrative expense consists primarily of salaries and other related costs for personnel in executive, finance, accounting, legal, business development, information technology infrastructure, corporate communications and human resources functions. Other costs include facilities costs not otherwise included in research and development expense and professional fees for legal and accounting services. General and administrative expense also consists of the costs of maintaining and overseeing our intellectual property portfolio, which include the salaries of in-house patent counsel, the cost of external counsel and patent filing and maintenance fees.

Other Income & Expense

Interest expense and other interest and investment income consist primarily of interest earned on cash, cash equivalents and available-for-sale securities, net of interest expense, and amortization of warrants.

Critical Accounting Policies and Significant Judgments and Estimates

The following discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, accrued drug development costs, assumptions in the valuation of stock-based compensation, income taxes and the measurement of fair value of assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. Interim results are not necessarily indicative of results for a full year or for any subsequent interim period. We believe that the following accounting policies and estimates are most critical to aid you in understanding and evaluating our reported financial results.

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

Research and Development Expense

Research and development expense consists of expenses incurred in performing research and development activities. We expense research and development costs as they are incurred. We have entered into certain collaboration agreements in which expenses are shared with the collaborator, and others in which we are reimbursed for work performed on behalf of the collaborator. We record all of these expenses as research and development expense. If the arrangement is a cost-sharing arrangement and there is a period during which we receive payments from the collaborator, we record payments from the collaborator for its share of the development effort as a reduction of research and development expense. If the arrangement is a cost-sharing arrangement and there is a period during which we make payments to the collaborator, we will record our payments to the collaborator for its share of the development effort as additional research and development expense. If the arrangement provides for reimbursement of research and development expenses, we record the reimbursement as revenue. Our collaboration with MedImmune/AZ is a cost-sharing arrangement; our collaboration with Novartis provided for the reimbursement of our research and development expenses.

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

Stock-Based Compensation

We account for stock-based compensation under Financial Accounting Standards Board Statement No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) requires companies to expense the fair value of employee stock options and other equity compensation. We use our judgment in determining the fair value of our common stock, including in selecting the inputs we use for the Black-Scholes valuation model. Equity instrument valuation models are by their nature highly subjective. Any significant changes in any of our judgments, including those used to select the inputs for the Black-Scholes valuation model, could have a significant impact on the fair value of the equity instruments granted or sold and the associated compensation charge, if any, we record in our financial statements.

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

We account for income taxes under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109.” We use our judgment for the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Fair Value Measurements

We adopted FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), on January 1, 2008. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability, and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. In February 2008, the FASB issued Staff Position 157-2, which deferred the effective date of FAS 157 for one year for nonfinancial assets and liabilities recorded at fair value on a non-recurring basis.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141(R) establishes principles and requirements for how the acquirer:

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 is intended to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for noncontrolling interests. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not believe that SFAS No. 160 will have a material impact on our financial position or results of operations.

In December 2007, the FASB ratified the consensus reached by the EITF on EITF Issue 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from, or made to, other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF 07-1 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products.” EITF 07-1 will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not believe that EITF 07-1 will have a material impact on our financial position or results of operations.

Results of Operations

The following tables summarize our results of operations for each of the three-month periods ended March 31, 2008 and 2007, in thousands, together with the change in these items in dollars and as a percentage:

	For the Three Months Ended March 31,
	2008	2007	$ Change	% Change
Revenue	$11,391	$6,116	$5,275	86%
Research and development expense	(8,522)	(7,476)	(1,046)	14%
General and administrative expense	(3,771)	(3,293)	(478)	15%
Interest expense	(12)	(102)	90	(88)%
Interest and investment income	1,336	1,866	(530)	(28)%

Revenue

Our revenue during the three-month period ended March 31, 2008 consisted of approximately:

•	$2.5 million associated with the amortization of the up-front license fee we received from MedImmune/AZ upon entry into our strategic alliance in August 2006; and

•

$8.1 million related to the amortization of the non-refundable license fee, and $0.8 million in revenue related to the reimbursable research and development services we performed, under the Bcl-2 collaboration we entered with Novartis in February 2006. The research term of this collaboration ended in February 2008 and we have no further performance obligations to Novartis. As a result, we recognized $8.1 million of the up-front license fee as revenue in the period ended March 31, 2008. The change in accounting estimate for the research term resulted in a positive net income impact of $7.2 million for the three months ended March 31, 2008. We will not recognize any revenue from the up-front license fee or for reimbursable research and development services in future periods.

Our revenue during the three-month period ended March 31, 2007 consisted of approximately:

•	$2.5 million associated with the amortization of the up-front license fee we received from MedImmune/AZ;

•

$0.9 million related to the amortization of the non-refundable license fee, and $1.2 million in revenue related to the reimbursable research and development services we performed, under our Bcl-2 collaboration with Novartis; and

•	$1.5 million related to the acceptance of compounds by Novartis International under our technology access agreement.

Research and Development Expense

Research and development expense represented approximately 69% of our total operating expenses for the three months ended March 31, 2008 and 2007.

The increase in research and development expense in the three-month period ended March 31, 2008 as compared to the same period in 2007 is primarily attributable to:

•	an increase of $1.3 million for pre-clinical costs and an increase of $0.6 million for drug development costs as we advance our pipeline of drug candidates; and

•	an increase of $0.2 million for clinical trials of retaspimycin.

This $2.1 million increase in research and development expenditures was partially offset by an increase of $1.1 million in amounts reimbursable by MedImmune/AZ under the cost-sharing provisions of our collaboration agreement.

During the three-month periods ended March 31, 2008 and 2007, we estimate that we incurred the following expenses by program. These expenses relate primarily to payroll and related expenses for personnel working on the programs, drug development and manufacturing, preclinical toxicology studies and clinical trial costs. In addition, for the Hsp90 and Hedgehog pathway inhibitor programs, these expenses for the three months ended March 31, 2008 include a credit of approximately $4.4 million, and for the three months ended March 31, 2007 include a credit of approximately $3.3 million, attributable to amounts reimbursable by MedImmune/AZ under the cost-sharing provisions of our collaboration agreement.

Program	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Hsp90 Inhibitors	$3.6 million	$2.3 million
Hedgehog Pathway Inhibitors	1.2 million	1.2 million
Bcl-2	0.6 million	1.3 million

We do not believe that the historical costs associated with our lead drug development programs are indicative of the future costs associated with these programs or represent what any other future drug development program we initiate may cost. We expect our Hsp90 program expenses to increase as we advance retaspimycin into additional and later stage clinical trials and as IPI-493 enters clinical development. In addition, we expect expenses for our Hedgehog pathway inhibitor program to increase as IPI-926 enters clinical development, and as a result of MedImmune/AZ not funding half of the expenses of this program after May 2008. We do not expect to incur any future research and development expenses for the Bcl-2 program because our research obligations under our collaboration with Novartis ended in February 2008.

General and Administrative Expense

The increase in general and administrative expense for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 is primarily attributable to an increase of $0.2 million in consulting expenses, principally related to early commercial development, and an increase of $0.2 million in stock-based compensation expense.

Interest and Investment Income

Interest and investment income decreased in the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 primarily as a result of the lower balance of cash, cash equivalents and available-for-sale securities due to our cash burn and lower yields on our cash equivalents and available-for-sale securities.

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

Our significant capital resources are as follows:

	March 31, 2008	December 31, 2007
Cash, cash equivalents and available-for-sale securities	$105,040,212	$114,189,468
Working capital	93,143,867	97,097,370

	Three Months Ended March 31,
	2008	2007
Cash (used in) provided by:
Operating activities	$(10,407,647)	$26,614,594
Investing activities	13,012,619	(74,130,274)
Capital expenditures (included in investing activities above)	(59,027)	(838,781)
Financing activities	436,900	(321,922)

Cash Flows

The principal use of cash in operating activities in all of the periods presented was the funding of our daily operations, principally research and development. Cash flows from operations can vary significantly due to various factors, including changes in accounts receivable and unbilled accounts receivable, as well as changes in accounts payable, accrued expenses and deferred revenue. In January 2007, we received $35.0 million from MedImmune/AZ, representing the second half of the up-front license payment related to our collaboration agreement. During the three months ended March 31, 2008, we recognized the remaining portion of our deferred revenue or $8.1 million related to the up-front license fee from Novartis upon conclusion of the research term of our Bcl-2 collaboration.

Cash flow from operations included a decrease in accounts payable, accrued expenses and other liabilities resulting primarily from payments of $1.9 million in connection with our contingent cash compensation program, representing payments made during the three months ended March 31, 2008 for amounts earned in 2007. Cash flow from operations included a decrease in the accounts payable, accrued expenses and other liabilities resulting primarily from payments of $1.7 million in connection with our contingent cash compensation program, representing payments made during the three months ended March 31, 2007 for amounts earned in 2006, as well as $1.1 million for federal income taxes and $1.0 million to J&J to refund a portion of the upfront license fee paid in connection with our technology access agreement.

We believe that our cash, cash equivalents and available-for-sale securities at March 31, 2008 will be sufficient to support our current operating plan into 2010. Our currently-planned operating and capital requirements primarily include the need for working capital to, among other things:

•	continue clinical development of retaspimycin;

•	commence clinical development of, IPI-493;

•	perform preclinical work on, and commence clinical development of, IPI-926; and

•	advance our additional discovery programs.

We may, however, need to raise additional funds before that date if our research and development expenses exceed our current expectations or if we do not receive the milestone or other payments we expect to receive from third parties. This could occur for many reasons, including:

•	some or all of our drug candidates fail in clinical or preclinical studies and we are forced to seek additional drug candidates;

•	our drug candidates require more extensive clinical or preclinical testing than we currently expect;

•	we advance more of our drug candidates than expected into costly later stage clinical trials;

•	we advance more preclinical drug candidates than expected into early stage clinical trials;

•	the cost of acquiring raw materials for, and of manufacturing, our drug candidates is higher than anticipated;

•	we are required, or consider it advisable, to acquire or license intellectual property rights from one or more third parties; or

•	we acquire or license rights to additional drug candidates or new technologies from one or more third parties.

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

Contractual Obligations and Off-Balance Sheet Arrangements

In March 2008, we subleased additional office space under a non-cancelable facility sublease agreement that expires in December 2012. Future minimum payments, excluding operating costs and taxes, under this sublease are $197,847 per year.

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

A hypothetical 100 basis point increase in interest rates would result in an approximate $250,550 decrease in the fair value of our investments as of March 31, 2008, as compared to $322,742 as of December 31, 2007. We have the ability to hold our fixed income investments until maturity and, therefore, we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 4.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer and treasurer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, our chief executive officer and chief financial officer and treasurer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have a limited operating history for you to evaluate our business. We have no approved products and have generated no product revenue. We have historically incurred operating losses. As of March 31, 2008, we had an accumulated deficit of $172.1 million, and our net losses for the years ended December 31, 2007, 2006 and 2005 were $16.9 million, $28.4 million and $36.4 million, respectively. We have spent, and expect to continue to spend, significant resources to fund the research and development of retaspimycin and our other drug candidates. We expect to incur substantial and increasing operating losses over the next several years as our research, development, preclinical testing, clinical trial and drug manufacturing activities increase. As a result, our accumulated deficit will also increase significantly.

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

We will need substantial additional funds to support our planned operations. Based on our current operating plans, we expect that our current cash, cash equivalents and available-for-sale securities are sufficient to fund our planned operations into 2010. We may, however, need to raise additional funds before that date if our research and development expenses exceed our current expectations or if we do not receive the milestone or other payments we expect to receive from third parties. This could occur for many reasons, including:

•	some or all of our drug candidates fail in clinical or preclinical studies and we are forced to seek additional drug candidates;

•	our drug candidates require more extensive clinical or preclinical testing than we currently expect;

•	we advance more of our drug candidates than expected into costly later stage clinical trials;

•	we advance more preclinical drug candidates than expected into early stage clinical trials;

•	the cost of acquiring raw materials for, and of manufacturing, our drug candidates is higher than anticipated;

•	we are required, or consider it advisable, to acquire or license intellectual property rights from one or more third parties; or

•	we acquire or license rights to additional drug candidates or new technologies from one or more third parties.

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

If our strategic alliance with MedImmune/AZ, or any future alliance we may enter, is unsuccessful, our operations may be negatively impacted.

We have entered into an alliance with MedImmune/AZ to jointly develop and commercialize novel drugs targeting Hsp90. Under our collaboration agreement, MedImmune/AZ has committed to provide substantial funding, as well as significant capabilities in clinical development, regulatory affairs, marketing and sales. The success of this alliance is largely dependent on the resources, efforts, technology and skills brought to it by MedImmune/AZ. Disputes and difficulties in these types of relationships are common, often due to conflicting priorities or conflicts of interest. Merger and acquisition activity may exacerbate these conflicts. The benefits of this alliance will be reduced or eliminated if MedImmune/AZ:

•	terminates the agreement;

•	fails to devote financial or other resources to the alliance, thereby hindering or delaying development, manufacturing or commercialization activities;

•	fails to successfully develop, manufacture or commercialize any drug candidate under the alliance; or

•	fails to maintain the financial resources necessary to continue financing its portion of development, manufacturing, and commercialization costs or its own operations.

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

Under our agreement with MedImmune/AZ, MedImmune/AZ may opt out of the Hsp90 project, as it did with the Hedgehog pathway project in November 2007, at any time by giving us six months’ prior written notice, and has the right to terminate the agreement under other circumstances, including if it believes there are safety concerns with respect to a drug being developed under the collaboration. If MedImmune/AZ were to exercise its right to opt out of a program or to terminate the agreement, we may not have sufficient financial resources or capabilities to continue development and commercialization of products from our Hsp90 program, and our ability to attract a new alliance partner would be made more difficult.

Much of the potential revenue from our existing and future alliances, if any, will consist of contingent payments, such as payments for achieving development and commercialization milestones, royalties payable on sales of any successfully developed drugs, and profit-sharing arrangements. The milestone, royalty and other revenue that we may receive under these alliances will depend upon our, and our alliance partners’, ability to successfully develop, introduce, market and sell new products. In some cases, we will not be involved in these processes and will depend entirely on our alliance partners. Our alliance partners may fail to develop or effectively commercialize products using our products or technologies because they:

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

We are experiencing a period of growth that is placing a strain on our operational infrastructure. We expect this strain to continue as we continue our evolution as a company and seek to obtain and manage relationships with third parties. Our ability to manage our operations and growth effectively depends upon the continual improvement of our processes and procedures, and the preservation of our corporate culture. We may not be able to implement improvements in an efficient or timely manner, or maintain our corporate culture through organizational change. If we do not meet these challenges, we may be unable to take advantage of market opportunities, execute our business strategies or respond to competitive pressures, which in turn may slow our growth or give rise to inefficiencies that would increase our losses or delay our programs.

We may acquire additional technology and complementary businesses in the future. Acquisitions involve many risks, any one of which could materially harm our business, including the diversion of management’s attention from core business concerns, failure to exploit acquired technologies, or the loss of key employees from either our business or the acquired business.

Our inability to maintain effective internal controls under Section 404 of the Sarbanes-Oxley Act could adversely affect our business and stock price.

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

We seek to develop new drugs for cancer and related conditions. The cancer therapeutic segment of the pharmaceutical industry is highly competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs that target various forms of cancer. We currently face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available. Moreover, there are a number of large pharmaceutical companies currently marketing and selling products to treat cancer, including Bristol-Myers Squibb Company, F. Hoffmann-La Roche Ltd., Novartis Pharma AG, Pfizer Inc. and Genentech, Inc. In addition to currently approved drugs, there are a significant number of drugs that are currently under development and may become available in the future for the treatment of various forms of cancer. We are also aware of a number of companies seeking to develop drug candidates directed to the same biological targets that our own drug candidates are designed to inhibit. Specifically, we are aware of numerous companies that have clinical development programs for compounds targeting Hsp90, which is the target of retaspimycin and IPI-493. These companies include, without limitation, Kosan Biosciences Incorporated, Biogen Idec Inc., Pfizer (through its acquisition of Serenex, Inc.), Vernalis plc (in collaboration with Novartis), Synta Pharmaceuticals Corp. and Astex Therapeutics Limited (in collaboration with Novartis). In addition, Curis, Inc. (in collaboration with Genentech) and Exelixis, Inc. (in collaboration with Bristol-Myers Squibb) have collaborations under which drugs targeting the Hedgehog signaling pathway, which is also being targeted by IPI-926, are being developed.

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

We own or hold exclusive licenses to a number of U.S. and foreign patents and patent applications directed to our drug candidates. Our success depends on our ability to obtain patent protection both in the United States and in other countries for our drug candidates, their methods of manufacture and their methods of use. Our ability to protect our drug candidates from unauthorized or infringing use by third parties depends substantially on our ability to obtain and enforce our patents. Composition of matter protection is unavailable for the active ingredient of our lead oral Hsp90 candidate, IPI-493. Consequently, we have filed patent applications directed to our novel formulations of IPI-493, as well as their methods of use, which may not provide the same level of protection as composition of matter patent protection.

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

Our commercial success will depend on whether there are third party patents or other intellectual property relevant to our potential products that may block or hinder our ability to develop and commercialize our drug candidates. We may not have identified all U.S. and foreign patents or published applications that may affect our business either by blocking our ability to commercialize our drugs or by covering similar technologies that affect the applicable market. In addition, we may undertake research and development with respect to potential products, even when we are aware of third party patents that may be relevant to such potential products, on the basis that we may challenge or license such patents. For example, in our Hsp90 program, we have initiated a clinical trial evaluating the administration of retaspimycin in combination with Taxotere® (docetaxel), and we may conduct additional trials with retaspimycin in combination with other therapeutic agents. We are aware of issued patents and published applications directed to combinations of Hsp90 inhibitors with a variety of other chemotherapeutic agents. We are also aware of patents and patent applications directed to methods of treating various disorders using a variety of Hsp90 inhibitors. We are in the process of evaluating the scope and validity of these patents and applications to determine whether we need to obtain one or more licenses. While we are not currently aware of any litigation or third party claims of intellectual property infringement related to our drug candidates, the pharmaceutical industry is characterized by extensive litigation regarding patents and other intellectual property rights. Other parties may obtain patents and claim that the use of our technologies infringes these patents or that we are employing their proprietary technology without authorization. We could incur substantial costs and diversion of management and technical personnel in defending against any claims that the manufacture and sale of our potential products or use of our technologies infringes any patents, or defending against any claim that we are employing any proprietary technology without authorization. The outcome of patent litigation is subject to uncertainties that cannot be adequately quantified in advance, including the demeanor and credibility of witnesses and the identity of the adverse party, especially in biotechnology related patent cases that may turn on the testimony of experts as to technical facts upon which experts may reasonably disagree. In the event of a successful claim of infringement against us, we may be required to:

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

Our officers and directors and other affiliates may be able to exert significant control over the company, which may make an acquisition of us difficult .

Our executive officers, directors, and other affiliates control approximately 26% of our outstanding common stock and have the ability to influence the company through this ownership position. For example, as a result of this concentration of ownership, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger or similar transaction. This concentration of ownership may, therefore, harm the market price of our common stock by:

•	delaying, deferring or preventing a change in control of our company;

•	impeding a merger, consolidation, takeover or other business combination involving our company; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(b) The registration statement (File No. 333-36638) for the initial public offering of Discovery Partners International, Inc. (“DPI”) was declared effective by the SEC on July 27, 2000. DPI received net proceeds from the offering of approximately $94.7 million. From that date through the completion of the reverse merger between DPI and Infinity Pharmaceuticals, Inc. (now known as Infinity Discovery, Inc.) on September 12, 2006, DPI used approximately $18.5 million of the net proceeds for acquisitions of companies, $6.0 million for prepaid µARCS royalties, $16.8 million for capital expenditures and $4.3 million for costs associated with restructuring. From the completion of the reverse merger through March 31, 2008, we used approximately $22.8 million on our Hsp90 and Hedgehog pathway inhibitor programs and for general corporate purposes.

Item 6.	Exhibits

(a)	Exhibits.

The exhibits listed in the Exhibit Index are included in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFINITY PHARMACEUTICALS, INC.

Date: May 8, 2008	By:	/s/ Adelene Q. Perkins
Adelene Q. Perkins
Executive Vice President & Chief Business Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description
3.1	Restated Certificate of Incorporation of the Registrant. Previously filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 000-31141) and incorporated herein by reference.

3.2	Bylaws of the Registrant. Previously filed as Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 filed on June 23, 2000 (File No. 333-36638) and incorporated herein by reference.

3.3	Amendment to the Registrant’s Bylaws. Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

3.4	Second Amendment to the Registrant’s Bylaws. Previously filed as Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 000-31141) and incorporated herein by reference.

4.1	Form of Common Stock Certificate. Previously filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-31141) and incorporated herein by reference.

4.2	Rights Agreement between the Registrant and American Stock Transfer & Trust Company dated February 13, 2003, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A junior participating preferred stock as Exhibit C. Previously filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on February 24, 2003 (File No. 000-31141) and incorporated herein by reference.

4.3	First Amendment to the Rights Agreement between the Registrant and American Stock Transfer & Trust Company dated April 11, 2006. Previously filed as Exhibit 4.1 to the Registrants Current Report on Form 8-K filed on April 12, 2006 (File No. 000-31141) and incorporated herein by reference.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.