Form 10-Q
period 2009-03-31
INFINITY PHARMACEUTICALS, INC.
filed 2009-05-06
CIK 1113148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on March 31, 2009: 26,139,658

INFINITY PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$14,101,095	$16,574,549
Available-for-sale securities	139,597,132	110,197,138
Unbilled accounts receivable	6,225,000	7,414,570
Notes receivable from employees	35,218	42,198
Prepaid expenses and other current assets	2,472,348	2,389,411

Total current assets	162,430,793	136,617,866

Property and equipment, net	5,767,783	5,320,439
Loan commitment asset from Purdue entities	17,319,000	17,319,000
Notes receivable from employees	26,974	28,780
Restricted cash	1,143,056	1,138,161
Other assets	323,311	193,262

Total assets	$187,010,917	$160,617,508

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,858,692	$2,759,288
Accrued expenses	9,328,944	11,562,641
Deferred revenue from Purdue entities	4,052,758	1,702,860
Current portion of capital lease obligations	6,075	5,953

Total current liabilities	16,246,469	16,030,742

Deferred revenue from Purdue entities, less current portion	38,095,885	21,939,251
Other liabilities	2,436,163	2,340,099
Capital lease obligations, less current portion	10,382	11,949

Total liabilities	56,788,899	40,322,041

Commitments and contingencies	—	—

Stockholders’ equity:

Preferred Stock, $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2009 and December 31, 2008	—	—
Common Stock, $0.001 par value; 100,000,000 shares authorized at March 31, 2009 and December 31, 2008; 26,139,658 and 24,064,857 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	26,140	24,065
Additional paid-in capital	282,209,907	268,447,955
Accumulated deficit	(152,842,361)	(148,891,909)
Accumulated other comprehensive income	828,332	715,356

Total stockholders’ equity	130,222,018	120,295,467

Total liabilities and stockholders’ equity	$187,010,917	$160,617,508

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2009	2008
Collaborative research and development revenue:
From Purdue entities	$9,429,158	$—
Other	—	11,391,458
Operating expenses:
Research and development	21,241,526	8,521,713
General and administrative	5,330,208	3,771,249

Total operating expenses	26,571,734	12,292,962

Loss from operations	(17,142,576)	(901,504)
Other income (expense):
Interest expense	(369)	(11,630)
Income from residual funding after reacquisition of Hsp90 program	12,450,000	—
Interest and investment income	742,493	1,335,624

Net other income	13,192,124	1,323,994

Net income (loss)	$(3,950,452)	$422,490

Earnings (loss) per common share:
Basic	$(0.15)	$0.02

Diluted	$(0.15)	$0.02

Weighted average number of common shares outstanding:
Basic	25,910,687	19,677,541

Diluted	25,910,687	20,235,482

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Operating activities
Net income (loss)	$(3,950,452)	$422,490
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	495,044	529,866
Stock-based compensation	1,795,178	1,312,444
Gain on sale of property and equipment	(34,519)	(20,000)
Gain on sale of available-for-sale securities	—	(94,383)
Net accretion of available-for-sale securities	(345,311)	(543,285)
Other, net	11,626	12,473
Changes in operating assets and liabilities:
Accounts receivable and unbilled accounts receivable	1,189,570	128,855
Prepaid expenses and other assets	(220,721)	452,902
Accounts payable, accrued expenses and other liabilities	(2,020,790)	(1,984,009)
Deferred revenue	18,506,532	(10,625,000)

Net cash provided by (used in) operating activities	15,426,157	(10,407,647)

Investing activities
Purchases of property and equipment	(942,388)	(59,027)
Proceeds from sale of property and equipment	34,519	20,000
Purchases of available-for-sale securities	(67,379,551)	(37,368,111)
Proceeds from sales of available-for-sale securities	—	17,243,651
Proceeds from maturities of available-for-sale securities	38,437,844	33,176,106

Net cash provided by (used in) investing activities	(29,849,576)	13,012,619

Financing activities
Proceeds from issuances of common stock	121,410	57,389
Proceeds from issuance of common stock and warrants to Purdue entities	11,830,000	—
Release of restricted cash	—	564,986
Payments on equipment loan and other debt	—	(179,932)
Capital lease payments	(1,445)	(5,543)

Net cash provided by financing activities	11,949,965	436,900

Net increase (decrease) in cash and cash equivalents	(2,473,454)	3,041,872
Cash and cash equivalents at beginning of period	16,574,549	23,164,721

Cash and cash equivalents at end of period	$14,101,095	$26,206,593

Supplemental cash flow disclosure
Interest paid	$357	$8,228

Income taxes paid	$30,000	$92,000

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

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

The information presented in the condensed consolidated financial statements and related footnotes at March 31, 2009, and for the three months ended March 31, 2009 and 2008, is unaudited and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2008 have been derived from our audited financial statements. For further information, refer to the consolidated financial statements and accompanying footnotes included in our annual report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 13, 2009.

3.	Significant Accounting Policies

Cash Equivalents and Available-For-Sale Securities

Cash equivalents and short-term available-for-sale securities primarily consist of money market funds, corporate obligations, U.S. government-sponsored enterprise obligations, U.S. Treasury obligations and asset-backed securities. We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents, which consist primarily of money market funds and corporate obligations, are stated at market value and are both readily convertible to known amounts of cash and are close enough to maturity that they present insignificant risk of changes in value due to changes in interest rates. Our classification of cash equivalents is consistent with prior periods.

We determine the appropriate classification of available-for-sale securities at the time of purchase and reevaluate such designation at each balance sheet date. We have classified all of our marketable securities at March 31, 2009 and December 31, 2008 as “available-for-sale.” We carry available-for-sale securities at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income, which is a separate component of stockholders’ equity.

We adjust the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. We include such amortization and accretion in interest and investment income. Realized gains and losses and declines in value, if any, that we judge to be other-than-temporary on available-for-sale securities are reported in interest and investment income. To determine whether an other-than-temporary impairment exists, we consider whether we have the ability and intent to hold the investment until a market price recovery, and consider whether evidence indicating the recoverability of the cost of the investment outweighs evidence to the contrary. There were no other-than-temporary impairments for the three months ended March 31, 2009 and 2008.

The cost of securities sold is based on the specific identification method. We include interest and dividends on securities classified as available-for-sale in interest and investment income. There were no realized gains for the three months ended March 31, 2009. Realized gains for the three months ended March 31, 2008 were $94,383.

Segment Information

Financial Accounting Standards Board Statement (“SFAS”) No. 131, Disclosures About Segments of an Enterprise and Related Information (“SFAS No. 131”), establishes standards for the manner in which companies report information about operating segments in their financial statements. SFAS No. 131 also establishes standards for related disclosures about products and services. We make operating decisions based upon performance of the enterprise as a whole and utilize our consolidated financial statements for decision making. We operate in one business segment, which focuses on drug discovery and development.

All of our revenues to date have been generated under research collaboration agreements. Revenue associated with the amortization of the deferred revenue associated with the grant of licenses to, and reimbursed research and development services provided for, Mundipharma International Corporation Limited (“Mundipharma”) and Purdue Pharmaceutical Products L.P. (“Purdue”) accounted for all of our revenue for the three months ended March 31, 2009. We consider Mundipharma, Purdue and associated entities to be related parties. Revenues associated with the up-front license fee and reimbursable research and development services we received from the Novartis Institutes for BioMedical Research, Inc. (“Novartis”) accounted for approximately 78% of our revenue for the three months ended March 31, 2008, and revenues associated with the up-front license fee we received from MedImmune, Inc., a division of AstraZeneca plc (“MedImmune/AZ”), accounted for the remaining 22%.

Further, payments due from MedImmune/AZ represent our entire unbilled accounts receivable balance as of March 31, 2009. Payments due from MedImmune/AZ represented 64% of our unbilled accounts receivable balance as of December 31, 2008. Payments due from Mundipharma and Purdue represented the remaining 36% of our unbilled accounts receivable balance at December 31, 2008.

Basic and Diluted Earnings (Loss) per Common Share

Basic loss or earnings per share is based upon the weighted average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted loss or earnings per share is based upon the weighted average number of common shares outstanding during the period, plus the effect of additional weighted average common equivalent shares outstanding during the period when the effect of adding such shares is dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options (the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method), the exercise of outstanding warrants and the vesting of restricted shares of common stock. In addition, under SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options. Common equivalent shares have not been included in the net loss per share calculations for the three months ended March 31, 2009 because the effect of including them would have been anti-dilutive. Total potential gross common equivalent shares consisted of the following:

	At March 31,
	2009	2008
Stock options	5,029,159	3,774,632
Warrants	6,246,629	246,629
Unvested restricted shares	39,339	40,725

Basic and diluted earnings (loss) per common share were determined as follows:

	Three Months Ended March 31,
	2009	2008
Basic
Net income (loss)	$(3,950,452)	$422,490

Weighted average common shares outstanding	25,910,687	19,677,541

Basic earnings (loss) per common share	$(0.15)	$0.02

Diluted
Net income (loss)	$(3,950,452)	$422,490

Weighted average common shares outstanding	25,910,687	19,677,541
Effect of dilutive options	—	557,941

Weighted average common shares outstanding assuming dilution	25,910,687	20,235,482

Diluted earnings (loss) per common share	$(0.15)	$0.02

Stock-Based Compensation Expense

We account for stock-based compensation under SFAS No. 123(R). SFAS No. 123(R) requires companies to expense the fair value of employee stock options and other equity compensation. We use our judgment in determining the fair value of our common stock, including in selecting the inputs we use for the Black-Scholes valuation model. Equity instrument valuation models are by their nature highly subjective. Any significant changes in any of our judgments, including those used to select the inputs for the Black-Scholes valuation model, could have a significant impact on the fair value of the equity instruments granted and the associated compensation charge, if any, we record in our financial statements.

Revenue Recognition

To date, all of our revenue has been generated under research collaboration agreements and, accordingly, we recognize revenue in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition, Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements With Multiple Deliverables, EITF No. 99-19, Revenue Recognition Gross as a Principal Versus Net as an Agent and EITF No. 07-1, Accounting for Collaborative Arrangements.

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

Research and Development Expense

Research and development expense consists of expenses incurred in performing research and development activities, including salaries and benefits, facilities expenses, overhead expenses, materials and supplies, pre-clinical expenses, clinical trial and related clinical manufacturing expenses, stock-based compensation expense, contract services, and other outside expenses. We expense research and development costs as they are incurred. We have entered into certain collaboration agreements in which expenses are shared with the collaborator, and others in which we are reimbursed for work performed on behalf of the collaborator. We record all of our expenses as research and development expense. If the arrangement is a cost-sharing arrangement and there is a period during which we receive payments from the collaborator, we record payments from the collaborator for its share of the development effort as a reduction of research and development expense. If the arrangement is a cost-sharing arrangement and there is a period during which we make payments to the collaborator, we will record our payments to the collaborator for its share of the development effort as additional research and development expense. If the arrangement provides for reimbursement of research and development expenses, we record the reimbursement as revenue. Our collaboration with MedImmune/AZ was a cost-sharing arrangement; our collaborations with Mundipharma and Purdue provide for, and our collaboration with Novartis provided for, the reimbursement of our research and development expenses.

Income Taxes

We use the liability method to account for income taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting and income tax basis of assets and liabilities, as well as net operating loss carryforwards, and are measured using the enacted tax rates and laws that will be in effect when the differences reverse. Deferred tax assets are reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization. The effect on deferred taxes of a change in tax rate is recognized in income or loss in the period that includes the enactment date.

We account for income taxes under Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109. We use our judgment for the recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, we have recorded a full valuation allowance against our otherwise recognizable net deferred tax assets as of March 31, 2009 and December 31, 2008.

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

The carrying amounts reflected in the condensed, consolidated balance sheets for unbilled accounts receivable, notes receivable from employees, prepaid expenses and other current assets, accounts payable and accrued expenses approximate fair value due to their short term maturities.

Property and Equipment

Property and equipment are stated at cost. Application development costs incurred for computer software developed or obtained for internal use are capitalized in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed for Internal Use. Depreciation is recorded using the straight-line method over the estimated useful lives of the applicable assets. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from the respective account and the resulting gain or loss, if any, is included in current operations. Amortization of leasehold improvements and capital leases are included in depreciation expense. Repairs and maintenance charges that do not increase the useful life of the assets are charged to operations as incurred. Property and equipment are depreciated over the following periods:

Laboratory equipment	5 years
Computer equipment and software	3 years
Leasehold improvements	Shorter of life of lease or useful life of asset
Furniture and fixtures	7 years

New Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position SFAS No. 107-1 and Accounting Principles Board (“APB”) No. 28-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP SFAS No. 107-1 and APB No. 28-1”). FSP SFAS No. 107-1 and APB No. 28-1 amends both SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS No. 107”) to require disclosures about fair value of financial instruments for interim periods of publicly traded companies as well as in annual financial statements, and APB Opinion No. 28, Interim Financial Reporting (“ABP No. 28”), to require those disclosures in summarized financial information at interim reporting periods. Under this position, an entity must disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practical to estimate that value, whether or not recognized in the statement of financial position. Fair value information disclosed in the notes must be presented together with the related carrying amount in a form that makes it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the statement of financial position. An entity must also disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments and describe changes in method(s) and significant assumptions, if any, during the period. FSP SFAS No. 107-1 and APB No. 28-1 will be effective for interim reporting periods ending after June 15, 2009. The adoption of FSP SFAS No. 107-1 and APB No. 28-1 will not have a material impact on our financial position or results of operations.

In April 2009, the FASB issued FASB Staff Position SFAS No. 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP SFAS No. 115-2 and SFAS No. 124-2”). FSP SFAS No. 115-2 and SFAS No. 124-2 amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. Under this position, an entity must assess whether it (a) has the intent to sell the debt security or (b) more likely than not will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, the entity must recognize an other-than temporary impairment. This position also expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. FSP SFAS No. 115-2 and SFAS No. 124-2 will be effective for interim and annual reporting periods ending after June 15, 2009. We do not believe FSP SFAS No. 115-2 and SFAS No. 124-2 will have a material impact on our financial position or results of operations.

In April 2009, the FASB issued FASB Staff Position SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP SFAS No. 157-4”). FSP SFAS No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP SFAS No. 157-4 requires that the reporting entity disclose in interim and annual periods the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. FSP SFAS No. 157-4 defines major categories for debt and equity securities that must be used in disclosures. FSP SFAS No. 157-4 will be effective for interim and annual reporting periods ending after June 15, 2009. We do not believe FSP SFAS No. 157-4 will have a material impact on our financial position or results of operations.

4.	Stock-Based Compensation

Under SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. We have no awards with market or performance conditions. We use the Black-Scholes valuation model in determining the fair value of equity awards. Total stock-based compensation expense, related to all equity awards, recognized under SFAS No. 123(R) for the three months ended March 31, 2009 and 2008 comprised the following:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Effect of stock-based compensation on net income (loss) by line item:
Research and development	$863,037	$575,380
General and administrative	932,141	737,064

As of March 31, 2009, there was approximately $11.9 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options. Total cost for all unrecognized compensation is expected to be recognized over a weighted-average period of 3.1 years.

During the three months ended March 31, 2009, we granted 359,010 options at a weighted average fair value of $3.92. During the three months ended March 31, 2008, we granted 54,535 options at a weighted average fair value of $3.83. The weighted average fair values were estimated using the Black-Scholes valuation model using the following assumptions:

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008
Risk-free interest rate	1.90%	2.65%
Expected annual dividend yield	—	—
Expected stock price volatility	56.56%	61.67%
Expected term of options	5.38 years	4.94 years

5.	Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, establishes rules for the reporting and display of comprehensive income (loss) and its components. The components of our comprehensive income (loss) include our net income (loss) and the change in unrealized gains and losses on our available-for-sale securities. For the three months ended March 31, 2009 and 2008, comprehensive income (loss) was as follows:

	Three Months Ended March 31,
	2009	2008
Net income (loss)	$(3,950,452)	$422,490
Net unrealized holding gains on available-for-sale securities	112,976	222,850

Total comprehensive income (loss)	$(3,837,476)	$645,340

Accumulated other comprehensive income consists of unrealized net gains on available-for-sale securities.

6.	Fair Value

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

The following table provides the assets carried at fair value measured on a recurring basis as of March 31, 2009:

	Level 1	Level 2
Cash and cash equivalents	$14,101,095	$—
Corporate obligations (including commercial paper)	—	73,423,953
Asset-backed securities	—	733,592
U.S. Treasury securities	—	1,505,160
U.S. government-sponsored enterprise obligations	—	63,934,427

Total	$14,101,095	$139,597,132

The fair value of the available-for-sale securities and cash and cash equivalents (including asset types listed below with maturities of three months or less at the time of purchase) is based on the following inputs:

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

•

U.S. Treasury securities: Benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data and vendor trading platform data.

•	U.S. government-sponsored enterprise obligations: Benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.

We did not change these valuation methods during the three months ended March 31, 2009.

7.	Collaborations

Purdue and Mundipharma

In November 2008, we entered into strategic alliance agreements with each of Mundipharma and an independent associated company, Purdue, to develop and commercialize pharmaceutical products. The alliances include product candidates that inhibit or target the Hedgehog pathway and fatty acid amide hydrolase, or FAAH, and product candidates arising out of all our discovery projects in all disease fields that achieve development candidate status on or before December 31, 2011 (with Mundipharma having the right, through the exercise of two consecutive one-year options, to extend such period through December 31, 2013). We refer to such three to five year period as the funded discovery period. Our heat shock protein 90, or Hsp90, and Bcl-2 programs are expressly excluded from the alliances. The agreement with Purdue is focused on the development and commercialization of products targeting FAAH for sale in the United States. The agreement with Mundipharma is focused on the development and commercialization of all products and product candidates covered by the alliance, including those targeting FAAH, for sale outside of the United States.

We have responsibility and decision-making authority for the performance of early discovery projects and the development of all product candidates on a worldwide basis. Mundipharma will pay for 100% of all research and development expenses incurred by us for early discovery projects and product candidates included in the alliance until the later of December 31, 2013 and the commencement of the first Phase 3 clinical study of such product candidate. We refer to such date as the transition date. After the transition date for each product candidate other than those arising out of the FAAH project, we will share with Mundipharma all research and development costs for such product candidate equally. Upon completion of the first Phase 1 clinical study of the first product developed under the research program that inhibits or targets FAAH, Purdue and Mundipharma may elect to assume responsibility, at their own expense, for the future development and commercialization of FAAH products for sale in and outside of the United States, respectively. We are recording revenue for reimbursed research and development services we perform for Mundipharma and Purdue. We recorded $8.7 million in such revenue in the period ended March 31, 2009. In the first month of each quarter, Purdue and Mundipharma each prepay an estimated quarterly research and development service amount, which we record as deferred revenue and amortize to revenue as earned over the period of effort.

In connection with the entry into the strategic alliance agreements in November 2008, we also entered into a securities purchase agreement and line of credit agreement with Purdue and its independent associated company, Purdue Pharma L.P. (“PPLP”). In March 2009, Purdue assigned its interest under the line of credit agreement to PPLP. Under the securities purchase agreement we issued and sold in a first equity closing in November 2008 an aggregate of four million shares of our common stock at a purchase price of $11.25 per share for an aggregate purchase price of $45 million. Of such shares, two million shares of our common stock were purchased by each purchaser. In January 2009, we conducted a second equity closing where we issued and sold an aggregate of two million shares of our common stock and warrants to purchase up to an aggregate of six million shares of our common stock, for an aggregate purchase price of $30 million. An equal number of shares and warrants were purchased by each purchaser.

These warrants are exercisable for:

•

1,000,000 shares of our common stock at any time up to July 1, 2010, with an initial exercise price of $15.00 per share, with such exercise price increasing over time depending on when such warrants are exercised, up to a maximum exercise price of $20.00 per share;

•

2,000,000 shares of our common stock at any time up to July 1, 2011, with an initial exercise price of $20.00 per share, with such exercise price increasing over time depending on when such warrants are exercised, up to a maximum exercise price of $30.00 per share; and

•

3,000,000 shares of our common stock at any time up to July 2, 2012, with an initial exercise price of $30.00 per share, with such exercise price increasing over time depending on when such warrants are exercised, up to a maximum exercise price of $40.00 per share.

The fair value of these warrants was estimated as of November 2008 using a binomial valuation model assuming no expected dividends, a volatility of 58%, contractual lives ranging from 1.6 years to 3.6 years and risk-free interest rates ranging from of 1.0% to 1.5%. The aggregate fair value of these warrants of approximately $1.3 million was recorded as additional paid-in capital in the three months ended March 31, 2009.

In November 2008 for financial statement purposes, we recorded $23.8 million as deferred revenue associated with the grant of licenses to Mundipharma and Purdue representing the excess of the amount paid by Purdue and PPLP for the four million shares of our common stock ($11.25 per share) over the closing market price on the day before the first equity closing ($5.29 per share). In 2008, we considered our obligation, absent material adverse changes, to issue Purdue and PPLP the second closing securities as a forward contract with immaterial intrinsic value, which was recorded in stockholders’ equity. This forward contract closed in January 2009 upon the issuance of the second closing securities. In January 2009 for financial statement purposes, we recorded $18.2 million as deferred revenue associated with the grant of licenses to Mundipharma and Purdue representing the excess of the $30 million paid by Purdue and PPLP for the second closing securities over the fair market value ($5.29 per share for the common stock and approximately $1.3 million for the warrants) as of the day before the first equity closing.

All deferred revenue related to strategic alliances with Mundipharma and Purdue will be recognized as revenue ratably over our estimated period of performance under the arrangement, which is 14 years. We recognized $0.7 million in such revenue in the three months ended March 31, 2009. We will periodically review this estimate and make adjustments as facts and circumstances dictate. There are no joint steering committees for the strategic alliances.

The line of credit agreement provides for the borrowing by us of one or more unsecured loans up to an aggregate maximum principal amount of $50 million. The loans may be drawn by us during the three-year period beginning on April 1, 2009. The loans, which may be used by us for any proper corporate purpose, mature on April 1, 2019 and will be subordinate to any senior indebtedness that we may incur. Borrowings made under the line of credit agreement will bear interest, payable on the maturity date, at a fluctuating rate set at the prime rate on the business day prior to the funding of each loan and will be reset on the last business day of each month ending thereafter. Interest will be compounded on each successive three-month anniversary of the funding of each loan. Outstanding loans may be prepaid without penalty or premium prior to the maturity date. Amounts borrowed under the credit agreement, once borrowed, may not be borrowed again. We have certain rights to repay outstanding amounts under the line of credit agreement in shares of our common stock.

The extension of the line of credit at an interest rate below our incremental borrowing rate represented the transfer of additional value to us in the arrangement. As such, we recorded the fair value of the line of credit of $17.3 million as a loan commitment asset on our balance sheet in 2008, which we will amortize to interest expense over the life of the loan arrangement, or 10 years commencing on April 1, 2009. Because Purdue and its associated companies became significant related parties as a result of the equity issuances, we recorded the offset to this loan commitment asset as additional paid-in capital in 2008.

MedImmune/AZ

In August 2006, we entered into a product development and commercialization agreement with MedImmune/AZ to jointly develop and commercialize cancer drugs targeting Hsp90 and the Hedgehog pathway. Under the terms of this agreement, we shared equally with MedImmune/AZ all development costs, as well as potential profits and losses, from any future marketed products. In November 2007, we regained from MedImmune/AZ worldwide development and commercialization rights under our Hedgehog pathway program on a royalty-free basis. In December 2008, we regained from MedImmune/AZ worldwide development and commercialization rights under our Hsp90 chaperone inhibitor program. We had no more substantial performance obligations to MedImmune/AZ and as such, recognized the remaining portion of the up-front license fee as revenue in the year ended December 31, 2008. Following the reacquisition of the Hsp90 chaperone inhibitor program in December 2008, we recorded reimbursable amounts from MedImmune/AZ through December 31, 2008 as income from residual funding, a component of other income in our statement of operations. MedImmune/AZ’s funding obligation under the Hsp90 chaperone inhibitor program was to continue until June 2009. In January 2009, we reached an agreement with MedImmune/AZ to settle the residual funding obligation remaining for 2009 through lump-sum payments totaling $12.5 million, which were recorded as income from residual funding after reacquisition of Hsp90 program in the three months ended March 31, 2009. We received $6.2 million in cash from MedImmune/AZ in the three months ended March 31, 2009 and recorded an unbilled receivable for remaining amounts due from MedImmune/AZ.

Since the MedImmune/AZ collaboration was a cost-sharing arrangement, we recorded reimbursable amounts for MedImmune/AZ’s share of the development effort up through the date of our reacquisition of the Hsp90 chaperone inhibitor program in December 2008 as a reduction of research and development expense. We reduced research and development expense for MedImmune/AZ reimbursable amounts by $4.4 million for the three months ended March 31, 2008. The entirety of our deferred revenue at March 31, 2008 was attributable to the up-front license fee we received from MedImmune/AZ upon entry into this collaboration. We recognized $2.5 million in revenue in connection with the amortization of the deferred revenue in the three months ended March 31, 2008. In the three months ended March 31, 2009, we did not recognize any up-front license fee revenue nor did we record a reduction of research and development expense associated with the MedImmune/AZ collaboration. We will not recognize any revenue from the up-front license fee nor record any reduction of research and development expense or any income from residual funding after reacquisition of Hsp90 program related to the MedImmune/AZ collaboration in future periods.

Novartis

In February 2006, we entered into a collaboration agreement with Novartis to discover, develop and commercialize drugs targeting Bcl protein family members for the treatment of a broad range of cancers. Under the terms of this agreement, we granted to Novartis an exclusive, worldwide license to research, develop and commercialize pharmaceutical products that are based upon our proprietary Bcl inhibitors. Novartis paid us a $15.0 million up-front license fee, which we recognized on a straight-line basis over the potential four year research term, and Novartis committed to provide us research funding of approximately $10.0 million during the initial two-year research term, which expired in February 2008. Novartis had the right to extend the research term for up to two additional one-year terms, under which Novartis could have obligated us to provide up to five full-time equivalents, at Novartis’ expense, to enable the full transition of the Bcl inhibitor program to Novartis. Novartis chose not to exercise its right for the one-year extensions; thus, the research term ended in February 2008 and we have no further performance obligations to Novartis. As a result, we recognized $8.1 million of the up-front license fee as revenue in the three months ended March 31, 2008. The change in accounting estimate for the research term in accordance with SFAS No. 154, Accounting Changes and Error Corrections – A Replacement of APB No. 20 and FASB Statement No. 3, resulted in a positive net income impact of $7.2 million and $0.36 in diluted earnings per share for the three months ended March 31, 2008. We have not recognized in periods after March 31, 2008, nor will we recognize in future periods, any revenue from the up-front license fee or for reimbursable research and development services.

8.	Subsequent Event

In April 2009, we elected to end our international Phase 3 registration study of IPI-504 in patients with refractory gastrointestinal stromal tumors based on the recommendation of our independent data monitoring committee. As a result, we expect to incur expenses ranging from approximately $2 million to $3 million to close down the clinical trial, primarily in the three months ended June 30, 2009.

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

Business Overview

We are a drug discovery and development company that is utilizing our strength in small molecule drug technologies to discover and develop medicines for the treatment of cancer and related conditions.

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

In April 2009, we elected to end our international Phase 3 registration trial of IPI-504 in patients with refractory gastrointestinal stromal tumors, or GIST, following the recommendation of our independent data monitoring committee, or IDMC. The IDMC’s recommendation to halt this study, called the RING (Retaspimycin hydrochloride IN GIST) trial, followed an early review of safety data which showed a higher than anticipated mortality rate among patients enrolled in the treatment arm. IPI-504 is being evaluated in combination with Herceptin® (trastuzumab) in an international Phase 2 clinical trial in patients with HER2-positive metastatic breast cancer, as a single agent in the expansion phase of the Phase 2 portion of a Phase 1/2 clinical trial in patients with advanced non-small cell lung cancer, or NSCLC, and in combination with Taxotere® (docetaxel) in a Phase 1b clinical trial in patients with advanced solid tumors. We are currently amending the protocols for these studies. While these protocol amendments are being submitted to and reviewed by the U.S. Food and Drug Administration, or FDA, we have temporarily stopped enrolling new patients in these studies. Patients currently undergoing dose administration in the Phase 2 studies of IPI-504 may continue receiving IPI-504 at a lower dose. We anticipate enrolling new patients in our clinical trials of IPI-504 over the next several months.

In July 2008, we commenced a Phase 1 clinical trial of IPI-493, an orally-delivered inhibitor of Hsp90, in patients with advanced solid tumors. This trial is designed to assess the safety and tolerability of IPI-493 and to identify a dose and schedule for further clinical development. Biological activity of IPI-493 is being measured by computed tomography, or CT, imaging using Response Evaluation Criteria in Solid Tumors, otherwise known as RECIST, as well as disease specific markers. We are currently amending the protocol for this study. While the protocol amendment is being submitted to and reviewed by the FDA, we have temporarily stopped enrolling new patients in this study. We anticipate enrolling new patients in our clinical trial of IPI-493 over the next several months.

In December 2008, we reacquired from MedImmune, Inc., an affiliate of AstraZeneca plc, all worldwide development and commercialization rights for our Hsp90 chaperone inhibitor program, which includes IPI-504 and IPI-493. We refer to MedImmune in this document as MedImmune/AZ.

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

We have spent, and expect to continue to spend, significant resources to fund the research and development of IPI-504, IPI-493, IPI-926, IPI-940 and our other drug candidates. While we may have net income in future periods as a result of non-recurring collaboration income, as we did in the three months ended March 31, 2008 and the year ended December 31, 2008, we expect to incur substantial and increasing operating losses over the next several years as our clinical trial and drug manufacturing activities increase.

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

Collaboration Agreements

Purdue and Mundipharma. In November 2008, we entered into strategic alliance agreements with each of Mundipharma and Purdue to develop and commercialize pharmaceutical products. The alliances includes product candidates that inhibit or target the Hedgehog pathway and FAAH, and product candidates arising out of all our discovery projects in all disease fields that achieve development candidate status on or before December 31, 2011 (with Mundipharma having the right, through the exercise of two consecutive one-year options, to extend such period through December 31, 2013). We refer to such three to five year period as the funded discovery period. Our Hsp90 and Bcl-2 programs are expressly excluded from the alliances. The agreement with Purdue is focused on the development and commercialization of products targeting FAAH for sale in the United States. The agreement with Mundipharma is focused on the development and commercialization of all products and product candidates covered by the alliances, including those targeting FAAH, for sale outside of the United States.

We have responsibility and decision-making authority for the performance of early discovery projects and the development of all product candidates on a worldwide basis. Mundipharma will pay for 100% of all research and development expenses incurred by us for early discovery projects and product candidates included in the alliances until the later of December 31, 2013 and the commencement of the first Phase 3 clinical study of such product candidate. We refer to such date as the transition date. After the transition date for each product candidate other than those arising out of the FAAH project, we will share with Mundipharma all research and development costs for such product candidate equally. Upon completion of the first Phase 1 clinical study of the first product developed under the research program that inhibits or targets FAAH, Purdue and Mundipharma may elect to assume responsibility, at their own expense, for the future development and commercialization of FAAH products for sale in and outside of the United States, respectively. We are recording revenue for reimbursed research and development services we perform for Mundipharma and Purdue. We recorded $8.7 million in such revenue in the period ended March 31, 2009.

Mundipharma has the right to opt out of any early discovery project or any preclinical or clinical development program on an annual basis in November of each year. Mundipharma also has a one-time right in mid-2009 to opt out of either or both of the Hedgehog development program or the FAAH project. In the event of an opt-out decision, Mundipharma, together with Purdue with respect to the FAAH project, will continue to provide funding for, in the aggregate, 100% of our budgeted research and development expenses for the applicable project or program for one year after the date of such opt-out. Purdue has a comparable opt out right with respect to the FAAH project. In addition, we and Mundipharma each have the right to opt out of continued development of a product candidate after it has reached the transition date, with a one year tail funding obligation for its 50% of post-transition date research and development expenses. If a party exercises its right to opt-out of the development of a product or product candidate after the transition date, the other party may elect to continue the development and assume responsibility for the worldwide commercialization of such product or product candidate, subject to the payment of a royalty.

Except as set forth above with respect to FAAH products and opt-out products, we will have the right and responsibility to market and sell products arising from the research program in the United States and Mundipharma will have the right and responsibility to market and sell products arising from the research program outside of the United States. Other than pursuant to the strategic alliance agreements, neither we nor Mundipharma may develop, manufacture or commercialize products that arise out of the research program or products that are directed to the same target or pathway as a product included in the research program, unless and until a party terminates its rights with respect to such products.

If we in-license any product or product candidate during the funded discovery period for which commercialization rights outside of the United States are available for grant by us to Mundipharma, Mundipharma will have the option to include such in-licensed product or product candidate in the alliance by paying us a prescribed percentage of the up-front license fee or other acquisition cost, which percentage could be up to 60% of such fee or cost, in order for Mundipharma to obtain rights in all countries outside of the United States, and by funding research and development costs in the same manner as products or product candidates arising out of our internal discovery programs. The agreement with Mundipharma provides for the agreed-upon research and development budgets to be updated to reflect the inclusion of any in-licensed products or product candidates. There will be no royalties paid between the parties on in-licensed candidates.

Except with respect to products that have been in-licensed by us, for which no royalties will be payable between the parties, we are obligated to pay Mundipharma a 5% royalty on net sales of the commercialized products until such time as Mundipharma has recovered all research and development expenses paid to us under the research program prior to the applicable transition date. After such cost recovery, we will owe a tiered, 1% to 3% royalty on U.S. net sales of those products. For products in which Mundipharma has opted-out of development prior to the transition date, we will owe royalties of 1% to 5% of net sales as a function of the stage of development of the applicable product candidate at the time of opt-out. For products in which either party has opted-out of development following the transition date, the commercializing party will pay the other party a 5% royalty on net sales. Mundipharma is obligated to pay us a tiered, 10% to 20% royalty on calendar year net sales outside of the United States of each product arising out of the alliance, and Purdue is obligated to pay us a tiered, 10% to 20% royalty on calendar year net sales of FAAH products in the United States. Royalties are payable until the later to occur of the last-to-expire of specified patent rights and the expiration of non-patent regulatory exclusivities in a country, provided that if royalties are payable solely on the basis of non-patent regulatory exclusivity, each of the rates above are reduced by one-half. In addition, all royalties payable under the strategic alliance agreements, whether by us, Purdue or Mundipharma, are subject to reduction on account of third party royalty payments or patent litigation damages or settlements, with any such reductions capped at 50% of the amounts otherwise payable during the applicable royalty payment period.

In connection with the entry into the strategic alliance agreements, we also entered into a securities purchase agreement and line of credit agreement with Purdue and its independent associated company, Purdue Pharma L.P., or PPLP. In March 2009, Purdue assigned its interest under the line of credit agreement to PPLP. Under the securities purchase agreement we issued and sold in a first equity closing in November 2008 an aggregate of four million shares of our common stock at a purchase price of $11.25 per share for an aggregate purchase price of $45 million. Of such shares, two million shares of our common stock were purchased by each purchaser. In January 2009, we conducted a second equity closing where we issued and sold an aggregate of two million shares of our common stock, and warrants to purchase up to an aggregate of six million shares of our common stock, for an aggregate purchase price of $30 million. Of the second closing securities, an equal number were purchased by each purchaser.

In 2008, we recorded $23.8 million as deferred revenue associated with the grant of licenses to Mundipharma and Purdue representing the excess of the amount paid by Purdue and PPLP for our common stock ($11.25 per share) over the closing market price on the day before the first equity closing ($5.29 per share). In 2008, we considered our obligation, absent material adverse changes, to issue Purdue and PPLP the second closing securities as a forward contract with immaterial intrinsic value, which was recorded in stockholders’ equity. This forward contract closed in January 2009 upon the issuance of the second closing securities. In January 2009, we recorded $18.2 million as deferred revenue associated with the grant of licenses to Mundipharma and Purdue representing the excess of the $30 million paid by Purdue and PPLP for the second closing securities over the fair market value ($5.29 per share for the common stock and approximately $1.3 million for the warrants) as of the day before the first equity closing. All deferred revenue related to the strategic alliances with Mundipharma and Purdue will be recognized as revenue ratably over our estimated period of performance under the arrangement, which is 14 years. We recognized $0.7 million in such revenue in the three months ended March 31, 2009. We will periodically review this estimate and make adjustments as facts and circumstances dictate. There are no joint steering committees for the strategic alliances.

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

The extension of the line of credit at an interest rate below our incremental borrowing rate represents the transfer of additional value to us in the arrangement. As such, we have recorded the fair value of the line of credit of $17.3 million as a loan commitment asset on our balance sheet in 2008, which we will amortize to interest expense over the life of the loan arrangement, or 10 years commencing on April 1, 2009. Because Purdue and its associated companies became significant related parties as a result of the equity issuances, we recorded the offset to this asset as additional paid-in capital in 2008.

MedImmune/AZ. In August 2006, we entered into a product development and commercialization agreement with MedImmune/AZ to jointly develop and commercialize cancer drugs targeting Hsp90 and the Hedgehog pathway. In November 2007, we regained from MedImmune/AZ worldwide development and commercialization rights under our Hedgehog pathway program and in December 2008, we reacquired from MedImmune/AZ worldwide development and commercialization rights to our Hsp90 chaperone inhibitor program.

Under the terms of this agreement, we shared equally with MedImmune/AZ all development costs, as well as potential profits and losses, from any future marketed products. MedImmune/AZ made non-refundable, up-front payments totaling $70 million to us in order to obtain co-exclusive rights to the Hsp90 and Hedgehog pathway development programs, and paid a $15 million milestone to us in 2008 upon initiation of the RING trial. Upon the reacquisition of rights to the Hsp90 chaperone inhibitor program, we recognized all of the remaining deferred revenue related to the up-front license fee from MedImmune/AZ, as we had no further performance obligations to MedImmune/AZ. Following the reacquisition of the Hsp90 chaperone inhibitor program in December 2008, MedImmune/AZ remained obligated to fund an amount equivalent to its share of Hsp90 program costs for the ensuing six-month period, and we recorded these reimbursable amounts from the reacquisition date through December 31, 2008 as income from residual funding, a component of other income in our statement of operations. In January 2009, however, we agreed with MedImmune/AZ to settle the residual funding obligation remaining for 2009 through lump-sum payments totaling $12.5 million, which were recorded as income from residual funding after reacquisition of Hsp90 program in the three months ended March 31, 2009. We received $6.2 million in cash from MedImmune/AZ in the three months ended March 31, 2009 and recorded an unbilled receivable for remaining amounts due from MedImmune/AZ.

Since the MedImmune/AZ collaboration was a cost-sharing arrangement, we recorded reimbursable amounts for MedImmune/AZ’s share of its development effort up through the date of our reacquisition of the Hsp90 chaperone inhibitor program in December 2008 as a reduction of research and development expense. Consequently, we did not recognize any up-front license fee revenue nor did we record a reduction of research and development expense associated with the MedImmune/AZ collaboration in the three months ended March 31, 2009. We will not recognize any revenue from the up-front license fee nor record any reduction of research and development expense or any income from residual funding after reacquisition of Hsp90 program related to the MedImmune/AZ collaboration in future periods.

The profit and cost-sharing provisions of our arrangement with MedImmune/AZ are no longer applicable, and we have full control over all future development and commercialization activities under our Hsp90 and Hedgehog pathway programs, subject to the payment of single-digit royalties to MedImmune/AZ on worldwide net sales, if any, of each of IPI-504 and IPI-493. We do not have a royalty obligation to MedImmune/AZ on any future sales of IPI-926.

Novartis. In February 2006, we entered into a collaboration agreement with Novartis Institute for BioMedical Research, Inc., or Novartis, to discover, develop and commercialize drugs targeting Bcl protein family members for the treatment of a broad range of cancers. Under the terms of this agreement, we granted to Novartis an exclusive, worldwide license to research, develop and commercialize pharmaceutical products that are based upon our proprietary Bcl inhibitors. Novartis paid us a $15 million up-front license fee, which we were originally recognizing over an estimated period of performance of four years, an affiliate of Novartis made a $5 million equity investment in us, and Novartis committed to provide us research funding of approximately $10 million over the initial two-year research term, which expired in February 2008. Novartis had the right to extend the research term for up to two additional one-year terms, under which Novartis could have obligated us to provide up to five full-time equivalents, at Novartis’ expense, to enable the full transition of the Bcl inhibitor program to Novartis. Novartis chose not to exercise its right for the one-year extensions; thus, the research term ended in February 2008 and we have no further performance obligations to Novartis. As a result, we recognized $8.1 million of the up-front license fee as revenue in the three months ended March 31, 2008. We may request to participate in clinical development of any products arising from this collaboration and, if such request is agreed upon by Novartis, Novartis will fund agreed-upon development costs that are incurred by us. We also have a non-exclusive right to detail Bcl-2 family inhibitor products in the United States, with our detailing costs to be reimbursed by Novartis. Novartis has agreed to make milestone payments totaling over $370 million if certain specified research, development and commercialization milestones are achieved for multiple products for multiple indications, such that total payments to us could exceed $400 million. Novartis has also agreed to pay us royalties upon successful commercialization of any products developed under the alliance.

Financial Overview

Revenue

All of our revenue to date has been derived from license fees, the reimbursement of research and development costs, contract service revenue and milestones payments received from our collaboration partners. Where the agreement with a collaboration partner, such as our agreements with Mundipharma and Purdue provide for, and our collaboration with Novartis provided for, that the partner will provide research funding for our research and development efforts, we recognize this cost reimbursement as revenue in the period earned. In the future, we may generate revenue from a combination of product sales, research and development support services and milestone payments in connection with strategic relationships, and royalties resulting from the sales of products developed under licenses of our intellectual property. We expect that any revenue we generate will fluctuate from year to year as a result of the timing and amount of license fees, research and development reimbursement, milestone and other payments earned under our collaborative or strategic relationships, and the amount and timing of payments that we earn upon the sale of our products, to the extent any are successfully commercialized. If we fail to complete the development of our drug candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

Research and Development Expense

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

Under our collaboration with MedImmune/AZ, we shared research and development expenses equally with MedImmune/AZ. In December 2008, we reacquired from MedImmune/AZ worldwide development and commercialization rights to our Hsp90 chaperone inhibitor program. Reimbursable amounts from MedImmune/AZ under the cost-sharing provisions of the parties’ collaboration agreement incurred prior to our reacquisition of the Hsp90 chaperone inhibitor program were recorded as a reduction of research and development expense in our statements of operations. Reimbursable amounts from MedImmune/AZ incurred following the reacquisition of the Hsp90 chaperone inhibitor program were recorded as income from residual funding after reacquisition of Hsp90 program in our statements of operations. This cost-sharing arrangement also applied to our Hedgehog pathway inhibitor program through May 31, 2008.

General and Administrative Expense

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

Other Income and Expense

Interest expense and other interest and investment income typically consists of interest earned on cash, cash equivalents and available-for-sale securities, net of interest expense, and amortization of warrants. Reimbursable amounts from MedImmune/AZ incurred following the reacquisition of the Hsp90 program in December 2008 are recorded as income from residual funding, which is included in other income and expense.

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

Revenue Recognition

To date, our revenue has been generated under research collaboration agreements and, accordingly, we recognize revenue in accordance with the SEC’s Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition, Emerging Issues Task Force (EITF) No. 00-21, Revenue Arrangements With Multiple Deliverables, EITF No. 99-19, Revenue Recognition Gross as a Principal Versus Net as an Agent and EITF No. 07-1, Accounting for Collaborative Arrangements.

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

Research and Development Expense

Research and development expense consists of expenses incurred in performing research and development activities. We expense research and development costs as they are incurred. We have entered into certain collaboration agreements in which expenses are shared with the collaborator, and others in which we are reimbursed for work performed on behalf of the collaborator. We record all of these expenses as research and development expense. If the arrangement is a cost-sharing arrangement and there is a period during which we receive payments from the collaborator, we record payments from the collaborator for its share of the development effort as a reduction of research and development expense. If the arrangement is a cost-sharing arrangement and there is a period during which we make payments to the collaborator, we will record our payments to the collaborator for its share of the development effort as additional research and development expense. If the arrangement provides for reimbursement of research and development expenses, we record the reimbursement as revenue. Our collaboration with MedImmune/AZ was a cost-sharing arrangement; our collaborations with Mundipharma and Purdue provide for, and our collaboration with Novartis provided for, the reimbursement of our research and development expenses.

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

Stock-Based Compensation

We account for stock-based compensation under Financial Accounting Standards Board Statement (SFAS) No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) requires companies to expense the fair value of employee stock options and other equity compensation. We use the Black-Scholes valuation model in determining the fair value of equity awards. We use our judgment in determining the fair value of our common stock, including in selecting the inputs we use for the Black-Scholes valuation model. Equity instrument valuation models are by their nature highly subjective. Any significant changes in any of our judgments, including those used to select the inputs for the Black-Scholes valuation model, could have a significant impact on the fair value of the equity instruments granted and the associated compensation charge, if any, we record in our financial statements.

Income Taxes

We use the liability method to account for income taxes. Deferred tax assets and liabilities are determined based on differences between financial reporting and income tax basis of assets and liabilities, as well as net operating loss carryforwards, and are measured using the enacted tax rates and laws that will be in effect when the differences reverse. Deferred tax assets are reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization. The effect on deferred taxes of a change in tax rate is recognized in income or loss in the period that includes the enactment date.

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

Property and Equipment

Property and equipment are stated at cost. Application development costs incurred for computer software developed or obtained for internal use are capitalized in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed for Internal Use. Depreciation is recorded using the straight-line method over the estimated useful lives of the applicable assets. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from the respective account and the resulting gain or loss, if any, is included in current operations. Amortization of leasehold improvements and capital leases are included in depreciation expense. Repairs and maintenance charges that do not increase the useful life of the assets are charged to operations as incurred. Property and equipment are depreciated over the following periods:

Laboratory equipment	5 years
Computer equipment and software	3 years
Leasehold improvements	Shorter of life of lease or useful life of asset
Furniture and fixtures	7 years

New Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position SFAS No. 107-1 and Accounting Principles Board (“APB”) No. 28-1, Interim Disclosures About Fair Value of Financial Instruments (“FSP SFAS No. 107-1 and APB No. 28-1”). FSP SFAS No. 107-1 and APB No. 28-1 amends both SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS No. 107”) to require disclosures about fair value of financial instruments for interim periods of publicly traded companies as well as in annual financial statements and APB Opinion No. 28, Interim Financial Reporting (“ABP No. 28”), to require those disclosures in summarized financial information at interim reporting periods. Under this position, an entity must disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practical to estimate that value, whether or not recognized in the statement of financial position. Fair value information disclosed in the notes must be presented together with the related carrying amount in a form that makes it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the statement of financial position. An entity must also disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments and shall describe changes in method(s) and significant assumptions, if any, during the period. FSP SFAS No. 107-1 and APB No. 28-1 will be effective for interim reporting periods ending after June 15, 2009. The adoption of FSP SFAS No. 107-1 and APB No. 28-1 will not have a material impact on our financial position or results of operations.

In April 2009, the FASB issued FASB Staff Position SFAS No. 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP SFAS No. 115-2 and SFAS No. 124-2”). FSP SFAS No. 115-2 and SFAS No. 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. Under this position, an entity must assess whether it (a) has the intent to sell the debt security or (b) more likely than not will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, the entity must recognize an other-than temporary impairment. This position also expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. FSP SFAS No. 115-2 and SFAS No. 124-2 will be effective for interim and annual reporting periods ending after June 15, 2009. We do not believe FSP SFAS No. 115-2 and SFAS No. 124-2 will have a material impact on our financial position or results of operations.

In April 2009, the FASB issued FASB Staff Position SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP SFAS No. 157-4”). FSP SFAS No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP SFAS No. 157-4 requires that the reporting entity disclose in interim and annual periods the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. FSP SFAS No. 157-4 defines major categories for debt and equity securities that must be used in disclosures. FSP SFAS No. 157-4 will be effective for interim and annual reporting periods ending after June 15, 2009. We do not believe FSP SFAS No. 157-4 will have a material impact on our financial position or results of operations.

Results of Operations

The following tables summarize our results of operations for each of the three months ended March 31, 2009 and 2008, in thousands, together with the change in these items in dollars and as a percentage:

	For the Three Months Ended March 31,
	2009	2008	$ Change	% Change
Revenue	$9,429	$11,391	$(1,962)	(17)%
Research and development expense	(21,242)	(8,522)	(12,720)	149%
General and administrative expense	(5,330)	(3,771)	(1,559)	41%
Income from residual funding after reacquisition of Hsp90 program	12,450	—	12,450	—
Interest and investment income	742	1,336	(594)	(44)%

Revenue

Our revenue during the three months ended March 31, 2009 consisted of approximately $8.7 million for reimbursed research and development services and $0.7 million from the amortization of the deferred revenue associated with the grant of licenses under our strategic alliances with Mundipharma and Purdue.

Our revenue during the three months ended March 31, 2008 consisted of approximately:

•	$2.5 million associated with the amortization of the up-front license fee we received from MedImmune/AZ; and

•

$8.1 million related to the amortization of the non-refundable license fee, and $0.8 million in revenue related to the reimbursable research and development services we performed, under our Bcl-2 collaboration with Novartis.

Research and Development Expense

Research and development expense represented approximately 80% and 69% of our total operating expenses for the three months ended March 31, 2009 and 2008, respectively. The increase in research and development expense as a percentage of total operating expenses was primarily due to our treatment of the cost-sharing provisions of our collaboration with MedImmune/AZ following our reacquisition of the worldwide development and commercialization rights under our Hsp90 chaperone inhibitor program in December 2008. Research and development expense in the three months ended March 31, 2008 and 2009 included a credit of $4.4 million and $0, respectively, for research and development amounts reimbursable by MedImmune/AZ under the cost-sharing provisions of the collaboration agreement. In addition to the effect of the MedImmune/AZ reimbursable amounts, the increase in research and development expense in the three months ended March 31, 2009 as compared to the same period in 2008 is primarily attributable to:

•	an increase of $5.1 million in expenses for clinical trials of IPI-504, IPI-493 and IPI 926;

•	an increase of $1.9 million in pharmaceutical development expenses as our Hsp90 and Hedgehog programs have advanced; and

•

an increase of $1.5 million in compensation and benefits, including SFAS No. 123(R) stock-based compensation, for our research and development personnel, which was primarily driven by the hiring of new research and development personnel and annual base salary increases.

During the three months ended March 31, 2009 and 2008, we estimate that we incurred the following expenses by program. These expenses relate primarily to payroll and related expenses for personnel working on the programs, drug development and manufacturing, preclinical toxicology studies and clinical trial costs. In addition, for the Hsp90 and Hedgehog pathway inhibitor programs, these expenses for the three months ended March 31, 2008 include a credit of approximately $4.4 million attributable to amounts reimbursable by MedImmune/AZ under the cost-sharing provisions of our collaboration agreement.

Program	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Hsp90 chaperone inhibitors	$12.8 million	$3.6 million
Hedgehog Pathway Inhibitors	3.9 million	1.2 million
FAAH	1.9 million	—
Bcl-2	—	0.6 million

We do not believe that the historical costs associated with our lead drug development programs are indicative of the future costs associated with these programs or represent what any other future drug development program we initiate may cost. Due to the variability in the length of time and scope of activities necessary to develop a drug candidate, uncertainties related to cost estimates and our ability to obtain marketing approval for our drug candidates, accurate and meaningful estimates of the total costs required to bring our product candidates to market are not available. In April 2009, we elected to end our international Phase 3 registration study of IPI-504 in patients with refractory gastrointestinal stromal tumors, based on the recommendation of our independent data monitoring committee. As a result, we expect to incur expenses ranging from approximately $2 million to $3 million to close down the clinical trial, primarily in the three months ended June 30, 2009.

We expect expenses for our Hedgehog pathway inhibitor program to increase as we make progress in the clinical development of IPI-926. In addition, we expect expenses for FAAH to increase as we perform IND-enabling studies on IPI-940. We do not expect to incur any future research and development expenses for the Bcl-2 program because our research obligations under our collaboration with Novartis ended in February 2008.

General and Administrative Expense

The increase in general and administrative expense for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 is primarily attributable to an increase of $0.8 million in consulting expenses, principally related to early commercial development, an increase of $0.5 million in compensation and benefits, including SFAS No. 123(R) stock-based compensation expense, for our general and administrative personnel, which was primarily driven by the hiring of new general and administrative personnel and annual base salary increases and an increase of $0.2 million in recruiting costs.

Income from Residual Funding After Reacquisition of Hsp90 Program

MedImmune/AZ’s funding obligations under the Hsp90 chaperone inhibitor program were to continue from our reacquisition of the Hsp90 program in December 2008 until June 2009. In January 2009, we reached an agreement with MedImmune/AZ to settle the residual funding obligations remaining for 2009 through lump sum payments totaling approximately $12.5 million, which were recorded as income from residual funding after reacquisition of Hsp90 program in the three months ended March 31, 2009. We do not expect any such income in future periods.

Interest and Investment Income

Interest and investment income decreased in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 primarily as a result of the lower yields on our cash equivalents and available-for-sale securities. We expect interest and investment income to continue to be lower in 2009 as compared to 2008 primarily due to lower expected yields, partially offset by higher average balances due to the Purdue transaction.

Liquidity and Capital Resources

We have not generated any revenue from the sale of drugs to date, and we do not expect to generate any such revenue for the next several years, if at all. We have instead relied on the proceeds from sales of equity securities, interest on investments, license fees, expense reimbursement under our collaborations, milestone payments, contract service payments and debt to fund our operations. Because our product candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability.

Our significant capital resources are as follows:

	March 31, 2009	December 31, 2008
Cash, cash equivalents and available-for-sale securities	$153,698,227	$126,771,687
Working capital	146,184,324	120,587,124

	Three Months Ended March 31,
	2009	2008
Cash provided by (used in):
Operating activities	$15,426,157	$(10,407,647)
Investing activities	(29,849,576)	13,012,619
Capital expenditures (included in investing activities above)	(942,388)	(59,027)
Financing activities	11,949,965	436,900

Cash Flows

The principal use of cash in operating activities in all of the periods presented was the funding of our research and development expenses, which increase as the pipeline advances. Cash flows from operations can vary significantly due to various factors, including changes in accounts receivable and unbilled accounts receivable, as well as changes in accounts payable, accrued expenses and deferred revenue. During January 2009, we issued to Purdue and PPLP an aggregate of two million shares of our common stock and warrants to purchase up to six million shares of our common stock for cash proceeds of $30 million. The issuance of these securities was recorded for $11.8 million in our cash flows from financing activities, which represents the fair market value ($5.29 per share for the common stock and approximately $1.3 million for the warrants) as of the day before the first equity closing, and $18.2 million was accounted for as an up-front license fee in deferred revenue and recorded in our cash flows from operating activities. During the three months ended March 31, 2008, we recognized the remaining portion of our deferred revenue, or $8.1 million, related to the up-front license fee from Novartis upon conclusion of the research term of our Bcl-2 collaboration.

Cash flow from operations for the three months ended March 31, 2009 and 2008 included a decrease in the accounts payable, accrued expenses and other liabilities resulting primarily from payments made during the quarter in connection with our contingent cash compensation program.

Net cash used in investing activities for the period ended March 31, 2009 included $67.4 million in purchases of available-for-sale securities and proceeds of $38.4 million from maturities of available-for-sale securities. Capital expenditures in the three months ended March 31, 2009 primarily consisted of laboratory equipment and capitalized software costs.

We will need substantial additional funds to support our planned operations. In the absence of additional funding and based on our current operating plans, we expect that our current cash, cash equivalents and available-for-sale securities, together with the $50 million line of credit that has been made available to us by Purdue, are sufficient to fund our planned operations into 2013. We may, however, need to raise additional funds before that date if our research and development expenses exceed our current expectations or if we do not receive the payments we expect to receive from Mundipharma and Purdue. This could occur for many reasons, including:

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

A hypothetical 100 basis point increase in interest rates would result in an approximate $614,000 decrease in the fair value of our investments as of March 31, 2009, as compared to an approximate $418,000 decrease as of December 31, 2008. We have the ability to hold our fixed income investments until maturity and, therefore, we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 4.	Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2009, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have a limited operating history for you to evaluate our business. We have no approved products and have generated no product revenue. We have primarily incurred operating losses. As of March 31, 2009, we had an accumulated deficit of $152.8 million. We have spent, and expect to continue to spend, significant resources to fund the research and development of IPI-504, IPI-493, IPI-926, IPI-940 and our other drug candidates. While we may have net income in future periods as the result of non-recurring collaboration income, as we did in the year ended December 31, 2008, we expect to incur substantial and increasing operating losses over the next several years as our clinical trial and drug manufacturing activities increase. As a result, our accumulated deficit will also increase significantly.

Our drug candidates are in varying stages of preclinical and clinical development and may never be approved for sale or generate any revenue. We will not be able to generate product revenue unless and until one of our drug candidates successfully completes clinical trials and receives regulatory approval. Since even our most advanced drug candidate requires substantial additional clinical development, we do not expect to receive revenue from our drug candidates for several years, if at all. Even if we eventually generate revenues, we may never be profitable, and if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

We may be unable to raise the substantial additional capital that we will need to sustain our operations.

We will need substantial additional funds to support our planned operations. In the absence of additional funding and based on our current operating plans, we expect that our current cash, cash equivalents and available-for-sale securities, together with the $50 million line of credit that has been made available to us by Purdue Pharmaceutical Products L.P., or Purdue, are sufficient to fund our planned operations into 2013. We may, however, need to raise additional funds before that date if our research and development expenses exceed our current expectations or if we do not receive the payments we expect to receive from Mundipharma International Corporation Limited, or Mundipharma, and Purdue. This could occur for many reasons, including:

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

As of March 31, 2009, we had approximately $154 million in cash, cash equivalents and available-for-sale securities. We historically have invested these amounts in money market funds, corporate obligations, U.S. government-sponsored enterprise obligations, U.S. Treasury securities and asset-backed securities meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, market and interest rate risks, which may be affected by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. We may realize losses in the fair value of these investments or a complete loss of these investments. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio may have a material adverse effect on our financial condition and results of operations.

Our results to date do not guarantee that any of our product candidates will be safe or effective, or receive regulatory approval.

This risk of failure of our current clinical candidates is high. To date, the data supporting our clinical development strategy for IPI-504, IPI-493, and IPI-926 are derived solely from laboratory and preclinical studies and, in the case of IPI-504, limited early-stage clinical trials. Later clinical trials may not yield data consistent with earlier clinical trials, as was the case in our Phase 3 clinical trial of IPI-504 in patients with gastrointestinal stromal tumors, or GIST. In such a case, it may be necessary for us to change our development strategy or abandon development of that drug candidate, either of which would result in delays and additional costs. It is impossible to predict when or if IPI-504, IPI-493, IPI-926 or any of our other drug candidates will prove safe or effective in humans or receive regulatory approval. These drug candidates may not demonstrate in patients the chemical and pharmacological properties ascribed to them in laboratory studies or early-stage clinical trials, and they may interact with human biological systems or other drugs in unforeseen, ineffective or harmful ways. If we are unable to discover or successfully develop drugs that are safe and effective in humans, we will not have a viable business.

If our strategic alliances with Mundipharma and Purdue, or any future alliance we may enter into, are unsuccessful, our operations may be negatively impacted.

We have strategic alliances with Mundipharma to research, develop and jointly commercialize IPI-926, IPI-940 and product candidates arising out of our Hedgehog pathway, fatty acid amide hydrolase, or FAAH, and early discovery programs, and with Purdue to commercialize product candidates arising out of our FAAH program in the United States. Under these alliance agreements, Mundipharma and Purdue have committed to provide substantial funding, significant capabilities in the field of pain and, in the case of Mundipharma, significant capabilities in marketing and sales outside of the United States. The success of these alliances is largely dependent on the resources, efforts, technology and skills brought to such alliances by Mundipharma and Purdue. Disputes and difficulties in these types of relationships are common, often due to conflicting priorities or conflicts of interest. Merger and acquisition activity may exacerbate these conflicts. The benefits of these alliances will be reduced or eliminated if Mundipharma and/or Purdue:

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

We have recently experienced a period of rapid organizational growth. Our ability to manage our growth effectively depends upon the continual improvement of our processes and procedures, and the preservation of our corporate culture. We may not be able to implement improvements in an efficient or timely manner, or maintain our corporate culture through organizational change. If we do not meet these challenges, we may be unable to take advantage of market opportunities, execute our business strategies or respond to competitive pressures, which in turn may slow our growth or give rise to inefficiencies that would increase our losses or delay our programs.

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

To date, we have not obtained approval from the U.S. Food and Drug Administration, or FDA, or any foreign regulatory authority to market or sell any of our drug candidates. Our success depends primarily upon our, and our strategic alliance partners’, ability to develop and commercialize our drug candidates successfully. Our most advanced drug candidate is IPI-504, which is currently in several early-to-mid-stage clinical trials, and our next most advanced drug candidate is IPI-493, for which we commenced our first clinical trial in July 2008. We also commenced our first clinical trial of IPI-926 in October 2008 and have other drug candidates are in various stages of preclinical development and discovery research.

Our drug candidates are subject to extensive governmental regulations relating to development, clinical trials, manufacturing and commercialization. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required in the United States and in many foreign jurisdictions prior to the commercial sale of medicinal products like our drug candidates. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the drug candidates we are developing, or may in the future develop, either alone or in collaboration with strategic alliance partners, will obtain marketing approval. In connection with the clinical trials of IPI-504, IPI-493, IPI-926 and any other drug candidate we may seek to develop in the future, we face, among other risks, risks that:

•	the drug candidate may not prove to be safe or effective;

•	the results of later trials may not confirm positive results from earlier preclinical studies or clinical trials, as was the case with our Phase 3 clinical trial of IPI-504 in GIST; and

•	the results may not meet the level of statistical significance required by the FDA or other regulatory authorities.

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

Our analysis of data obtained from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unanticipated delays or increased costs due to changes in government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. For example, the Food and Drug Administration Amendments Act of 2007, or FDAAA, may make it more difficult and costly for us to obtain regulatory approval of our drug candidates and to produce, market and distribute products after approval. The FDAAA granted a variety of new powers to the FDA, many of which are aimed at improving the safety of drug products before and after approval. In particular, it authorizes the FDA to, among other things, require post-approval studies and clinical trials, mandate changes to drug labeling to reflect new safety information, and require risk evaluation and mitigation strategies for certain drugs, including certain currently approved drugs. In addition, it significantly expanded the federal government’s clinical trial registry and results databank and creates new restrictions on the advertising and promotion of drug products. Under the FDAAA, companies that violate the new law are subject to substantial civil monetary penalties.

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

We cannot predict whether we will encounter problems with any of our ongoing or planned clinical trials that will cause us or regulatory authorities to delay or suspend clinical trials, as we did with our Phase 3 clinical trial of IPI-504 in GIST, or delay the analysis of data from ongoing clinical trials. Any of the following could delay the clinical development of our drug candidates:

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

The delay, suspension or discontinuation of any of our clinical trials or a delay in the analysis of clinical data for our drug candidates, for any of the foregoing reasons, could adversely affect our efforts to obtain regulatory approval for and to commercialize our drug candidates, increase our operating expenses, and have a material adverse effect on our results of operations and financial condition.

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

To date, our drug candidates have been manufactured for preclinical testing and clinical trials primarily by third party manufacturers. If the FDA or other regulatory agencies approve any of our other drug candidates for commercial sale, we expect that we would continue to rely, at least initially, on third party manufacturers to produce commercial quantities of our approved drug candidates. These manufacturers may not be able to successfully increase the manufacturing capacity for any approved drug candidates in a timely or economical manner, or at all. Significant scale-up of manufacturing might entail changes in the manufacturing process that have to be submitted to or approved by the FDA or other regulatory agencies. If contract manufacturers engaged by us are unable to successfully increase the manufacturing capacity for a drug candidate, or we are unable to establish our own manufacturing capabilities, the commercial launch of any approved products may be delayed or there may be a shortage in supply.

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

We currently have commercialization rights in the United States for products arising out of our all of our programs, except the FAAH program, and worldwide commercialization rights for our Hsp90 chaperone inhibitor program, including IPI-504 and IPI-493. Additionally, we have the right to co-detail in the United States any products arising from our collaboration with Novartis. In order to successfully commercialize our drug candidates, we will need to establish adequate marketing and sales capabilities. We may not successfully establish these capabilities or have sufficient resources to do so. If we do not establish adequate marketing and sales capabilities, our ability to successfully commercialize any drug candidates that we successfully develop will be adversely affected, as will our financial condition and results of operations. Even if we do develop such capabilities, we will compete with other companies that have experienced and well-funded marketing and sales operations, and we will incur additional expenses.

If physicians and patients do not accept our future drugs, we may not be able to generate significant revenues from product sales.

Even if any of our drug candidates obtains regulatory approval, that product may not gain market acceptance among physicians, patients and the medical community for a variety of reasons including:

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

The FDA continues to review products even after they receive initial approval. If we receive approval to commercialize any of our drug candidates, the manufacturing, marketing and sale of these drugs will be subject to continuing regulation, including compliance with quality systems regulations, good manufacturing practices, adverse event requirements, and prohibitions on promoting a product for unapproved uses. Enforcement actions resulting from our failure to comply with government and regulatory requirements could result in fines, suspension of approvals, withdrawal of approvals, product recalls, product seizures, mandatory operating restrictions, criminal prosecution, civil penalties and other actions that could impair the manufacturing, marketing and sale of our drug candidates and our ability to conduct our business.

If our drug candidates exhibit harmful side effects after approval, our regulatory approvals could be revoked or otherwise negatively impacted, and we could become subject to costly and damaging product liability claims.

Even if we receive regulatory approval for any of our drug candidates, we will have tested them in only a small number of patients during our clinical trials. If our applications for marketing are approved and more patients begin to use our product, new risks and side effects associated with our products may be discovered. In addition, supplemental clinical trials that may be conducted on a drug following its initial approval may produce findings that are inconsistent with the trial results previously submitted to regulatory authorities. As a result, regulatory authorities may revoke their approvals, or we may be required to conduct additional clinical trials, make changes in labeling of our product, reformulate our product or make changes and obtain new approvals for our and our suppliers’ manufacturing facilities. We also might have to withdraw or recall our products from the marketplace. Any safety concerns with respect to our products may also result in a significant drop in the potential sales of that product, damage to our reputation in the marketplace, or result in us becoming subject to lawsuits, including class actions. Any of these results could decrease or prevent any sales of our approved product or substantially increase the costs and expenses of commercializing and marketing our product.

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

As our pipeline of drug candidates matures, we are becoming increasingly subject to extensive and complex laws and regulations, including but not limited to health care “fraud and abuse” laws, such as the federal false claims act, the federal anti-kickback statute, and other state and federal laws and regulations. A number of states, most notably Massachusetts, have also passed legislation relating to interactions between biopharmaceutical companies and healthcare providers. We are developing and implementing a corporate compliance program designed to ensure that we will market and sell those drug candidates that we successfully develop in compliance with all applicable U.S. laws and regulations, but we cannot guarantee that this program will protect us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

Risks Related to Our Field

Our competitors and potential competitors may develop products that make ours less attractive or obsolete.

We seek to develop new drugs for cancer and related conditions. The cancer therapeutic segment of the pharmaceutical industry is highly competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs that target various forms of cancer. We currently face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available. Moreover, there are a number of large pharmaceutical companies currently marketing and selling products to treat cancer, including Bristol-Myers Squibb Company, F. Hoffmann-La Roche Ltd., Novartis Pharma AG, Pfizer, Inc. and Genentech, Inc. In addition to currently approved drugs, there are a significant number of drugs that are currently under development and may become available in the future for the treatment of various forms of cancer. We are also aware of a number of companies seeking to develop drug candidates directed to the same biological targets that our own drug candidates are designed to inhibit. Specifically, we are aware of numerous companies that have clinical development programs for compounds targeting Hsp90, which is the target of IPI-504 and IPI-493. These companies include, without limitation, Bristol-Myers Squibb Company, Biogen Idec Inc., Pfizer, Inc., Vernalis plc (in collaboration with Novartis), Synta Pharmaceuticals Corp., Exelixis, Inc., Astex Therapeutics Limited and Myriad Pharmaceuticals, Inc. In addition, Genentech (in collaboration with Curis, Inc.), Bristol-Myers Squibb Company (through its collaboration with Exelixis, Inc.) and Novartis are developing drugs targeting the Hedgehog signaling pathway, which is also being targeted by IPI-926. Finally, we believe that each of Pfizer, Inc. and Sanofi-Aventis are developing inhibitors of FAAH.

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

Patent applications in the United States are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the PTO for the entire time prior to issuance as a U.S. patent. Similarly, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Consequently, we cannot be certain that we were the first to invent, or the first to file patent applications on, our drug candidates or their therapeutic use. In the event that a third party has also filed a U.S. patent application relating to our drug candidates or a similar invention, we may have to participate in interference proceedings declared by the PTO or the third party to determine priority of invention in the United States. For example, we are aware of third parties who are actively researching ansamycin analogs that are similar to IPI-504. These third parties have pending applications related to these analogs, but we have the first published application covering IPI-504. It is possible that an interference proceeding could be declared between our application covering IPI-504 and one or more of these third party applications, even the one of those applications for which we have secured a license. An adverse decision in an interference proceeding may result in the loss of rights under a patent or patent application. In addition, the cost of interference proceedings could be substantial.

Claims by third parties of intellectual property infringement are costly and distracting, and could deprive us of valuable rights we need to develop or commercialize our drug candidates.

Our commercial success will depend on whether there are third party patents or other intellectual property relevant to our potential products that may block or hinder our ability to develop and commercialize our drug candidates. We may not have identified all U.S. and foreign patents or published applications that may affect our business either by blocking our ability to commercialize our drugs or by covering similar technologies that affect the applicable market. In addition, we may undertake research and development with respect to potential products, even when we are aware of third party patents that may be relevant to such potential products, on the basis that we may challenge or license such patents. For example, in our Hsp90 chaperone inhibitor program, we have initiated clinical trials evaluating the administration of IPI-504 in combination with each of trastuzumab and docetaxel, and we may conduct additional trials with IPI-504 in combination with other therapeutic agents. We are aware of issued patents and published applications directed to combinations of Hsp90 chaperone inhibitors with a variety of other therapeutic agents. We are also aware of patents and patent applications directed to methods of treating various disorders using a variety of Hsp90 chaperone inhibitors. We are in the process of evaluating the scope and validity of these patents and applications to determine whether we need to obtain one or more licenses.

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

Our officers, directors and major shareholders may be able to exert significant control over the company, which may make an acquisition of us difficult.

Our executive officers, directors, certain affiliates and other major shareholders control approximately 40% of our outstanding common stock. Our executive officers, directors and other affiliates have the ability to influence the company through this ownership position. For example, as a result of this concentration of ownership, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger or similar transaction. This concentration of ownership may, therefore, harm the market price of our common stock by:

•	delaying, deferring or preventing a change in control of our company;

•	impeding a merger, consolidation, takeover or other business combination involving our company; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company.

Item 4.	Submission of Matters to a Vote of Security Holders

The information responsive to this item was previously filed in Part I, Item 4 of our annual report on Form 10-K for the year ended December 31, 2008, and is incorporated herein by reference.

Item 6.	Exhibits

(a)	Exhibits.

The exhibits listed in the Exhibit Index are included in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFINITY PHARMACEUTICALS, INC.

Date: May 6, 2009	By:	/s/ Adelene Q. Perkins
Adelene Q. Perkins
President & Chief Business Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description
3.1	Restated Certificate of Incorporation of the Registrant. Previously filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 000-31141) and incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Registrant. Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 17, 2009 (File No. 000-31141) and incorporated herein by reference.

4.1	Form of Common Stock Certificate. Previously filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-31141) and incorporated herein by reference.

4.2	Rights Agreement between the Registrant and American Stock Transfer & Trust Company dated February 13, 2003, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A junior participating preferred stock as Exhibit C. Previously filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on February 24, 2003 (File No. 000-31141) and incorporated herein by reference.

4.3	First Amendment to the Rights Agreement between the Registrant and American Stock Transfer & Trust Company dated April 11, 2006. Previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 12, 2006 (File No. 000-31141) and incorporated herein by reference.

4.4	Second Amendment to the Rights Agreement between the Registrant and American Stock Transfer & Trust Company, LLC dated November 19, 2008. Previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 20, 2008 (File No. 000-31141) and incorporated herein by reference.

10.1	Third Amendment to Sublease dated April 17, 2009 between Infinity Discovery, Inc. (“IDI”) and Hydra Biosciences, Inc. (“Hydra”), together with Consent to Third Amendment to Sublease dated May 5, 2009 by ARE-770/784/790 Memorial Drive LLC, IDI and Hydra. Filed herewith.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.