Form 10-Q
period 2009-06-30
INFINITY PHARMACEUTICALS, INC.
filed 2009-08-06
CIK 1113148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number 000-31141

INFINITY PHARMACEUTICALS, INC.

(Name of Registrant as Specified in its Charter)

Delaware	33-0655706
(Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

780 Memorial Drive, Cambridge, Massachusetts 02139

(Address of Principal Executive Offices) (Zip Code)

(617) 453-1000

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on June 30, 2009: 26,160,909

INFINITY PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$18,260,044	$16,574,549
Available-for-sale securities	131,380,250	110,197,138
Unbilled accounts receivable	—	7,414,570
Notes receivable from employees	42,333	42,198
Prepaid expenses and other current assets	2,504,151	2,389,411

Total current assets	152,186,778	136,617,866
Property and equipment, net	5,802,078	5,320,439
Loan commitment asset from Purdue entities, net	16,886,025	17,319,000
Long-term available-for-sale securities	711,140	—
Notes receivable from employees	38,583	28,780
Restricted cash	1,145,480	1,138,161
Other assets	225,841	193,262

Total assets	$176,995,925	$160,617,508

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,955,192	$2,759,288
Accrued expenses	8,999,615	11,562,641
Deferred revenue from Purdue entities	3,899,790	1,702,860
Current portion of capital lease obligations	6,201	5,953

Total current liabilities	16,860,798	16,030,742
Deferred revenue from Purdue entities, less current portion	37,348,897	21,939,251
Other liabilities	2,360,115	2,340,099
Capital lease obligations, less current portion	8,785	11,949

Total liabilities	56,578,595	40,322,041
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding at June 30, 2009 and December 31, 2008	—	—
Common Stock, $.001 par value; 100,000,000 shares authorized; 26,160,909 and 24,064,857 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	26,161	24,065
Additional paid-in capital	284,113,102	268,447,955
Accumulated deficit	(164,167,351)	(148,891,909)
Accumulated other comprehensive income	445,418	715,356

Total stockholders’ equity	120,417,330	120,295,467

Total liabilities and stockholders’ equity	$176,995,925	$160,617,508

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Collaborative research and development revenue:
From Purdue entities	$13,165,097	$—	$22,594,255	$—
Other	—	2,500,000	—	13,891,458
Operating expenses:
Research and development	20,712,775	10,775,172	41,954,301	19,296,885
General and administrative	5,681,381	3,682,434	11,011,589	7,453,683

Total operating expenses	26,394,156	14,457,606	52,965,890	26,750,568

Loss from operations	(13,229,059)	(11,957,606)	(30,371,635)	(12,859,110)
Other income (expense):
Interest expense	(433,302)	(6,057)	(433,671)	(17,687)
Income from residual funding after reacquisition of Hsp90 program	—	—	12,450,000	—
Income from NIH reimbursement	1,745,386	—	1,745,386	—
Interest and investment income	591,985	815,199	1,334,478	2,150,823

Net other income	1,904,069	809,142	15,096,193	2,133,136

Net loss	$(11,324,990)	$(11,148,464)	$(15,275,442)	$(10,725,974)

Basic and diluted loss per common share	$(0.43)	$(0.57)	$(0.59)	$(0.54)

Basic and diluted weighted average number of common shares outstanding	26,118,758	19,729,094	26,015,348	19,703,318

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Operating activities
Net loss	$(15,275,442)	$(10,725,974)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,026,576	1,016,755
Stock-based compensation	3,666,812	2,808,696
Gain on sales of property and equipment	(60,046)	(20,000)
Gain on sales of available-for-sale securities	(8,779)	(107,313)
Impairment of available-for-sale security	15,666	49,428
Amortization of loan commitment asset from Purdue	432,975	—
Net accretion of available-for-sale securities	(473,663)	(1,085,533)
Other, net	28,213	25,640
Changes in operating assets and liabilities:
Accounts receivable and unbilled accounts receivable	7,414,570	464,725
Prepaid expenses and other assets	(162,789)	517,698
Accounts payable, accrued expenses and other liabilities	(1,309,065)	(396,204)
Deferred revenue	17,606,576	(13,125,000)

Net cash provided by (used in) operating activities	12,901,604	(20,577,082)

Investing activities
Purchases of property and equipment	(1,508,215)	(508,605)
Proceeds from sales of property and equipment	60,046	20,000
Purchases of available-for-sale securities	(113,360,903)	(71,972,926)
Proceeds from sales of available-for-sale securities	15,420,900	28,540,158
Proceeds from maturities of available-for-sale securities	76,242,589	48,603,981

Net cash provided by (used in) investing activities	(23,145,583)	4,682,608

Financing activities
Proceeds from issuances of common stock	132,390	88,399
Proceeds from issuance of common stock and warrants to Purdue entities	11,830,000	—
Release of restricted cash	—	564,986
Payments on equipment loan and other debt	—	(321,848)
Capital lease payments	(2,916)	(6,899)
New employee loans	(30,000)	(20,000)

Net cash provided by financing activities	11,929,474	304,638

Net increase (decrease) in cash and cash equivalents	1,685,495	(15,589,836)
Cash and cash equivalents at beginning of period	16,574,549	23,164,721

Cash and cash equivalents at end of period	$18,260,044	$7,574,885

Supplemental cash flow disclosure
Interest paid	$685	$12,322

Income taxes paid	$30,000	$92,000

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

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009.

The information presented in the condensed consolidated financial statements and related footnotes at June 30, 2009, and for the three and six months ended June 30, 2009 and 2008, is unaudited and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2008 have been derived from our audited financial statements. For further information, refer to the consolidated financial statements and accompanying footnotes included in our annual report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 13, 2009.

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

We determine the appropriate classification of available-for-sale securities at the time of purchase and reevaluate such designation at each balance sheet date. We have classified all of our marketable securities at June 30, 2009 and December 31, 2008 as “available-for-sale.” We carry available-for-sale securities at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income, which is a separate component of stockholders’ equity. We adjust the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. We include such amortization and accretion in interest and investment income. The cost of securities sold is based on the specific identification method. We include interest and dividends on securities classified as available-for-sale in interest and investment income. Realized gains and losses and certain other-than-temporary impairments on available-for-sale securities are reported in interest and investment income.

During the three months ended June 30, 2009, we adopted Financial Accounting Standards Board (“FASB”) Staff Position Statement No. 115-2 and Financial Accounting Standards Board Statement (“SFAS”) No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP SFAS No. 115-2 and SFAS No. 124-2”). Under FSP SFAS No. 115-2 and SFAS No. 124-2, an other-than-temporary impairment must be recognized through earnings if we have the intent to sell the debt security or if it is more likely than not that we will be required to sell the debt security before recovery of our amortized cost basis. Even if we do not expect to sell a debt security, we must also evaluate expected cash flows to be received and determine if a credit loss has occurred. In the event of a credit loss, only the amount associated with the credit loss is recognized through earnings. The amount of loss relating to other factors is recorded in accumulated other comprehensive income. The adoption of FSP SFAS No. 115-2 and SFAS No. 124-2 did not have a material effect on our financial statements.

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

All of our revenues to date have been generated under research collaboration agreements. Revenue associated with the amortization of the deferred revenue associated with the grant of licenses to, and reimbursed research and development services provided for, Mundipharma International Corporation Limited (“Mundipharma”) and Purdue Pharmaceutical Products L.P. (“Purdue”) accounted for all of our revenue for the three and six months ended June 30, 2009. Revenues associated with the up-front license fee we received from MedImmune, Inc., a division of AstraZeneca plc (“MedImmune/AZ”) accounted for 100% of our revenue for the three months ended June 30, 2008 and 36% of our revenue for the six months ended June 30, 2008. Revenue associated with the up-front license fee and reimbursable research and development services we received from the Novartis Institutes for BioMedical Research, Inc. (“Novartis”) accounted for the remaining 64% of our revenue for the six months ended June 30, 2008.

Payments due from MedImmune/AZ represented 64% of our unbilled accounts receivable balance as of December 31, 2008. Payments due from Mundipharma and Purdue represented the remaining 36% of our unbilled accounts receivable balance at December 31, 2008.

Basic and Diluted Loss per Common Share

Basic loss per share is based upon the weighted average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted loss per share is based upon the weighted average number of common shares outstanding during the period, plus the effect of additional weighted average common equivalent shares outstanding during the period when the effect of adding such shares is dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options (the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method), the exercise of outstanding warrants and the vesting of restricted shares of common stock. In addition, under SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options. Common equivalent shares have not been included in the loss per share calculations because the effect of including them would have been anti-dilutive. Total potential gross common equivalent shares consisted of the following:

	At June 30,
	2009	2008
Stock options	5,173,626	3,931,955
Warrants	6,246,629	246,629
Unvested restricted shares	29,383	31,669

Stock-Based Compensation Expense

We account for stock-based compensation under SFAS No. 123(R). SFAS No. 123(R) requires companies to expense the fair value of employee stock options and other equity compensation. We use our judgment in determining the fair value of our common stock, including in selecting the inputs we use for the Black-Scholes valuation model. Equity instrument valuation models are by their nature highly subjective. Any significant changes in any of our judgments, including those used to select the inputs for the Black-Scholes valuation model, could have a significant impact on the fair value of the equity instruments granted and the associated compensation charge we record in our financial statements.

Revenue Recognition

To date, all of our revenue has been generated under research collaboration agreements and, accordingly, we recognize revenue in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition, Emerging Issues Task Force (“EITF”) No. 00-21, Revenue Arrangements With Multiple Deliverables, EITF No. 99-19, Revenue Recognition Gross as a Principal Versus Net as an Agent, and EITF No. 07-1, Accounting for Collaborative Arrangements.

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

Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, we have recorded a full valuation allowance against our otherwise recognizable net deferred tax assets as of June 30, 2009 and December 31, 2008.

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

We adopted FASB Staff Position SFAS No. 107-1 and Accounting Principles Board (“APB”) No. 28-1, Interim Disclosures About Fair Value of Financial Instruments during the three months ended June 30, 2009. We adopted FASB Staff Position SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly during the three months ended June 30, 2009.

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

New Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 does not require significant changes regarding recognition or disclosure of subsequent events, but does require disclosure of the date through which subsequent events have been evaluated for disclosure and recognition. SFAS No. 165 is effective for financial statements issued after June 15, 2009. The implementation of SFAS No. 165 did not have a significant impact on our financial statements. Subsequent events through the filing date of this quarterly report on Form 10-Q have been evaluated for disclosure and recognition.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS No. 166”). SFAS No. 166 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets, the effects of a transfer on its financial position, financial performance, and cash flows and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. We do not expect the adoption of SFAS No. 166 to have a material impact on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). SFAS No. 167 is intended to improve financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS No. 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. We do not expect the adoption of SFAS No. 167 to have a material impact on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS No. 168”). The FASB Accounting Standards Codification (the “Codification”) is intended to be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards will be superseded as described in SFAS No. 168. All other accounting literature not included in the Codification is non-authoritative. We do not expect the adoption of SFAS No. 168 to have a material impact on our financial position or results of operations.

4.	Stock-Based Compensation

Under SFAS No. 123(R), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee’s requisite service period. We have no awards with market or performance conditions. We use the Black-Scholes valuation model in determining the fair value of equity awards. Total stock-based compensation expense, related to all equity awards, recognized under SFAS No. 123(R) for the three and six months ended June 30, 2009 and 2008 comprised the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Effect of stock-based compensation on net loss by line item:
Research and development	$878,701	$717,416	$1,741,738	$1,292,797
General and administrative	992,933	778,835	1,925,074	1,515,899

As of June 30, 2009, there was approximately $11.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options. Total cost for all unrecognized compensation is expected to be recognized over a weighted-average period of 2.8 years.

During the six months ended June 30, 2009, we granted options to purchase 511,510 shares of our common stock at a weighted average fair value of $3.67. During the six months ended June 30, 2008, we granted options to purchase 249,060 shares of our common stock at a weighted average fair value of $3.67. The weighted average fair values were estimated using the Black-Scholes valuation model using the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Risk-free interest rate	2.91%	2.72%	2.20%	2.70%
Expected annual dividend yield	—	—	—	—
Expected stock price volatility	56.52%	54.38%	56.55%	55.95%
Expected term of options	5.49 years	5.41 years	5.41 years	5.31 years

5.	Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, establishes rules for the reporting and display of comprehensive income (loss) and its components. The components of our comprehensive loss include our net loss and the change in unrealized gains and losses on our available-for-sale securities. For the three and six months ended June 30, 2009 and 2008, comprehensive loss was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net loss	$(11,324,990)	$(11,148,464)	$(15,275,442)	$(10,725,974)
Net unrealized holding losses on available-for-sale securities (1)	(382,914)	(325,798)	(269,938)	(102,948)

Total comprehensive loss	$(11,707,904)	$(11,474,262)	$(15,545,380)	$(10,828,922)

(1)	For the three and six months ended June 30, 2009, net realized losses on available-for-sale securities included in net loss totaled $6,887. For the three months ended June 30, 2008, net realized losses on available-for-sale securities included in net loss totaled $36,498. For the six months ended June 30, 2008, the net realized gains on available-for-sale securities included in net loss totaled $57,885.

Accumulated other comprehensive income consists of unrealized net gains on available-for-sale securities.

6.	Cash, Cash Equivalents and Available-for-Sale Securities

The following is a summary of cash, cash equivalents and available-for-sale securities:

	June 30, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents due in 90 days or less	$18,260,044	$—	$—	$18,260,044
Available-for-sale securities:
Corporate bonds due in one year or less	45,416,880	297,060	—	45,713,940
U.S. Treasury securities due in one year or less	2,291,297	2,218	—	2,293,515
Asset backed securities due after ten years	716,369	—	(5,229)	711,140
U.S. government-sponsored enterprise obligations due in one year or less	83,221,426	152,923	(1,554)	83,372,795

Total available-for-sale securities	131,645,972	452,201	(6,783)	132,091,390

Total cash, cash equivalents and available-for-sale securities	$149,906,016	$452,201	$(6,783)	$150,351,434

	December 31, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents due in 90 days or less	$16,566,285	$8,264	$—	$16,574,549
Available-for-sale securities:
Corporate bonds due in one year or less	40,888,605	320,025	—	41,208,630
U.S. Treasury securities due in one year or less	1,520,153	1,057	—	1,521,210
Asset backed securities due after ten years	765,845	345	(16,633)	749,557
U.S. government-sponsored enterprise obligations due in one year or less	66,315,443	402,298	—	66,717,741

Total available-for-sale securities	109,490,046	723,725	(16,633)	110,197,138

Total cash, cash equivalents and available-for-sale securities	$126,056,331	$731,989	$(16,633)	$126,771,687

We had two debt securities in an unrealized loss position at June 30, 2009. Both of these securities have been in such a position for less than 12 months. The unrealized loss on those securities was $6,783 and the fair value was $3,410,020. Under FSP SFAS No. 115-2 and SFAS No. 124-2, an other-than-temporary impairment must be recognized through earnings if we have the intent to sell the debt security or if it is more likely than not that we will be required to sell the debt security before recovery of our amortized cost basis. Even if we do not expect to sell a debt security, we must also evaluate expected cash flows to be received and determine if a credit loss has occurred. In the event of a credit loss, only the amount associated with the credit loss is recognized through earnings. The amount of loss relating to other factors is recorded in accumulated other comprehensive income. For the unrealized loss of $6,783 as of June 30, 2009, we do not consider these investments to be other-than temporarily impaired.

During the three and six months ended June 30, 2009, we determined that one debt security was other-than-temporarily impaired and accordingly recorded a loss of $15,666 in our condensed consolidated statement of operations. We did not recognize any cumulative effect of initially applying FSP SFAS No. 115-2 and SFAS No. 124-2 as an adjustment to the opening balance of accumulated deficit with a corresponding adjustment to accumulated other comprehensive income.

Realized gains on our available-for-sale securities were $8,779 for the three and six months ended June 30, 2009. Realized gains on our available-for-securities were $12,930 and $107,313 for the three and six months ended June 30, 2008, respectively.

7.	Fair Value

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

The following table provides the assets carried at fair value measured on a recurring basis as of June 30, 2009:

	Level 1	Level 2
Cash and cash equivalents	$18,260,044	$—
Corporate obligations (including commercial paper)	—	45,713,940
Asset-backed securities	—	711,140
U.S. Treasury securities	—	2,293,515
U.S. government-sponsored enterprise obligations	—	83,372,795

Total	$18,260,044	$132,091,390

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

•	U.S. government-sponsored enterprise obligations: Benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.

There have been no changes to the valuation methods during the six months ended June 30, 2009.

8.	Collaborations

Purdue and Mundipharma

In November 2008, we entered into strategic alliance agreements with each of Mundipharma and an independent associated company, Purdue, to develop and commercialize pharmaceutical products. The alliances include product candidates that inhibit or target the Hedgehog pathway and fatty acid amide hydrolase, or FAAH, and product candidates arising out of all our discovery projects in all disease fields that achieve development candidate status on or before December 31, 2011 (with Mundipharma having the right, through the exercise of two consecutive one-year options, to extend such period through December 31, 2013). We refer to such three to five year period as the funded discovery period. Our heat shock protein 90, or Hsp90, and Bcl-2 programs are expressly excluded from the alliances. The agreement with Purdue is focused on the development and U.S. commercialization of products targeting FAAH. The agreement with Mundipharma is focused on the development and commercialization outside of the United States of all products and product candidates covered by the alliance, including those targeting FAAH.

Under the strategic alliance agreements, we have responsibility and decision-making authority for the performance of early discovery projects and the development of all product candidates on a worldwide basis. There are no joint steering or similar committees for the alliances. Mundipharma is obligated to pay 100% of all research and development expenses incurred by us for early discovery projects and product candidates included in the alliance until the later of December 31, 2013 and the commencement of the first Phase 3 clinical study of such product candidate. We refer to such date as the transition date. After the transition date for each product candidate other than those arising out of the FAAH project, we will share with Mundipharma all research and development costs for such product candidate equally. Upon completion of the first Phase 1 clinical study of the first product developed under the research program that inhibits or targets FAAH, Purdue and Mundipharma may elect to assume responsibility, at their own expense, for the future development of FAAH products and their sale in and outside of the United States, respectively. We are recording revenue for reimbursed research and development services we perform for Mundipharma and Purdue. We recorded $12.4 million and $21.1 million in such revenue in the three and six month periods ended June 30, 2009, respectively. In the first month of each quarter, Purdue and Mundipharma each prepay a quarterly research and development service amount, which we record as deferred revenue and amortize to revenue as earned over the period of effort.

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

The fair value of these warrants was estimated as of November 2008 using a binomial valuation model assuming no expected dividends, a volatility of 58%, contractual lives ranging from 1.6 years to 3.6 years and risk-free interest rates ranging from of 1.0% to 1.5%. The aggregate fair value of these warrants of approximately $1.3 million was recorded as additional paid-in capital in the six months ended June 30, 2009.

In November 2008 for financial statement purposes, we recorded $23.8 million as deferred revenue associated with the grant of licenses to Mundipharma and Purdue. This amount represented the excess of the amount paid by Purdue and PPLP for the four million shares of our common stock ($11.25 per share) over the closing market price on the day before the first equity closing ($5.29 per share). In 2008, we considered our obligation, absent material adverse changes, to issue Purdue and PPLP the second closing securities as a forward contract with immaterial intrinsic value, which was recorded in stockholders’ equity. This forward contract closed in January 2009 upon the issuance of the second closing securities. In January 2009 for financial statement purposes, we recorded $18.2 million as deferred revenue associated with the grant of licenses to Mundipharma and Purdue representing the excess of the $30 million paid by Purdue and PPLP for the second closing securities over the fair market value of these securities ($5.29 per share for the common stock and approximately $1.3 million for the warrants) as of the day before the first equity closing.

All deferred revenue related to strategic alliances with Mundipharma and Purdue is currently recognized as revenue ratably over 14 years, which is our estimated period of performance under the arrangement. We will periodically review this estimate and make adjustments as facts and circumstances dictate. We recognized $0.7 million and $1.5 million in such revenue in the three and six months ended June 30, 2009, respectively.

The line of credit agreement provides for the borrowing by us of one or more unsecured loans up to an aggregate maximum principal amount of $50 million. The loans may be drawn by us through March 31, 2012. The loans, which may be used by us for any proper corporate purpose, mature on April 1, 2019 and will be subordinate to any senior indebtedness that we may incur. Borrowings made under the line of credit agreement will bear interest, payable on the maturity date, at a fluctuating rate set at the prime rate on the business day prior to the funding of each loan and will be reset on the last business day of each month ending thereafter. Interest will be compounded on each successive three-month anniversary of the funding of each loan. Outstanding loans may be prepaid without penalty or premium prior to the maturity date. Amounts borrowed under the credit agreement, once borrowed, may not be borrowed again. We have certain rights to repay outstanding amounts under the line of credit agreement in shares of our common stock.

The extension of the line of credit at an interest rate below our incremental borrowing rate represented the transfer of additional value to us in the arrangement. As such, we recorded the fair value of the line of credit of $17.3 million as a loan commitment asset on our balance sheet in 2008. Because Purdue and its associated companies became significant related parties as a result of the equity issuances, we recorded the offset to this loan commitment asset as additional paid-in capital in 2008. Beginning on April 1, 2009, when the line of credit was first available for our use, we started amortizing this asset on a straight line basis to interest expense over the life of the loan arrangement, or 10 years. During the three and six months ended June 30, 2009, we recognized $0.4 million in such expense. As of June 30, 2009, no amounts have been borrowed under this line of credit.

MedImmune/AZ

In August 2006, we entered into a product development and commercialization agreement with MedImmune/AZ to jointly develop and commercialize cancer drugs targeting Hsp90 and the Hedgehog pathway. Under the terms of this agreement, we shared equally with MedImmune/AZ all development costs, as well as potential profits and losses, from any future marketed products. In November 2007, we regained from MedImmune/AZ worldwide development and commercialization rights under our Hedgehog pathway program on a royalty-free basis. In December 2008, we regained from MedImmune/AZ worldwide development and commercialization rights under our Hsp90 chaperone inhibitor program. We had no more substantial performance obligations to MedImmune/AZ and as such, recognized the remaining portion of the up-front license fee as revenue in the year ended December 31, 2008. Following the reacquisition of the Hsp90 chaperone inhibitor program in December 2008, we recorded reimbursable amounts from MedImmune/AZ through December 31, 2008 as income from residual funding, a component of other income in our statement of operations. MedImmune/AZ’s funding obligation under the Hsp90 chaperone inhibitor program was to continue until June 2009. In January 2009, we reached an agreement with MedImmune/AZ to settle the residual funding obligation remaining for 2009 through lump-sum payments totaling $12.5 million, which were recorded as income from residual funding after reacquisition of Hsp90 program in the six months ended June 30, 2009. We received $6.2 million and $12.5 million in cash from MedImmune/AZ in the three and six months ended June 30, 2009, respectively.

Since the MedImmune/AZ collaboration was a cost-sharing arrangement, we recorded reimbursable amounts for MedImmune/AZ’s share of the development effort up through the date of our reacquisition of the Hsp90 chaperone inhibitor program in December 2008 as a reduction of research and development expense. We reduced research and development expense for MedImmune/AZ reimbursable amounts by $4.5 million and $8.9 million for the three and six months ended June 30, 2008. The entirety of our deferred revenue at June 30, 2008 was attributable to the up-front license fee we received from MedImmune/AZ upon entry into this collaboration. We recognized $2.5 million and $5.0 million in revenue in connection with the amortization of the deferred revenue in the three and six months ended June 30, 2008. In the three and six months ended June 30, 2009, we did not recognize any up-front license fee revenue nor did we record a reduction of research and development expense associated with the MedImmune/AZ collaboration. We will not recognize any revenue from the up-front license fee nor record any reduction of research and development expense or any income from residual funding after reacquisition of Hsp90 program related to the MedImmune/AZ collaboration in future periods.

9.	Income from NIH Reimbursement

During the three and six months ended June 30, 2009, we received $1.7 million from the National Institutes of Health relating to contract work performed by Discovery Partners International, Inc. from August 2004 through June 2006. As the amount received is not related to our ordinary operations, we have recorded the amount as other income.

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

Our lead product candidate, IPI-504 (retaspimycin hydrochloride) is an intravenously-administered small molecule inhibitor of heat shock protein 90, or Hsp90. Hsp90 is a central component of the cellular chaperone system—a system that supports and stabilizes cancer-causing proteins such as c-Kit, EGFR, and HER2, enabling multiple forms of cancer to thrive. Inhibition of the Hsp90 chaperone knocks out this critical source of support for cancer cells, leading to tumor growth inhibition and cancer cell death. Thus, Hsp90 chaperone inhibition may represent a significant yet currently unaddressed strategy for treating patients with cancer.

We are evaluating IPI-504 in multiple clinical trials, including an international Phase 2 clinical trial of IPI-504 in combination with Herceptin® (trastuzumab) in patients with HER2-positive metastatic breast cancer, the Phase 2 portion of a Phase 1/2 clinical trial of IPI-504 in patients with advanced non-small cell lung cancer, or NSCLC, and a Phase 1 clinical trial of IPI-504 in combination with Taxotere® (docetaxel) in patients with advanced solid tumors. We expect to commence an additional trial of IPI-504 in early 2010. In May 2009, we presented preliminary data from the NSCLC and Taxotere combination trials at the 2009 American Society for Clinical Oncology Annual Meeting demonstrating a generally well-tolerated safety profile in both trials and in the NSCLC trial anti-tumor activity evidenced by a 14% overall response rate.

In July 2008, we commenced a Phase 1 clinical trial of IPI-493, an orally-delivered inhibitor of Hsp90, in patients with advanced solid tumors. This trial is designed to assess the safety and tolerability of IPI-493 and to identify a dose and schedule for subsequent studies.

In April 2009, we elected to close our international Phase 3 registration trial of IPI-504 in patients with refractory gastrointestinal stromal tumors following the recommendation of our independent data monitoring committee, or IDMC. The IDMC’s recommendation to close this study followed an early review of safety data that showed a higher than anticipated mortality rate among patients enrolled in the treatment arm. We expect to report data from this trial in early 2010. Following the closing of the Phase 3 trial, we amended the protocols for the ongoing studies of all of our Hsp90 chaperone inhibitors. These protocol amendments have been reviewed by the U.S. Food and Drug Administration, or FDA, and are being reviewed by institutional review boards at clinical trial sites. During this review period we have stopped enrolling new patients in these studies. We anticipate that we will resume enrolling new patients in our Hsp90 chaperone inhibitor studies in the third quarter of 2009.

In December 2008, we reacquired from MedImmune, Inc., an affiliate of AstraZeneca plc, all worldwide development and commercialization rights for our Hsp90 chaperone inhibitor program, which includes IPI-504 and IPI-493. We refer to MedImmune in this document as MedImmune/AZ.

Our next most advanced program is directed against the Hedgehog signaling pathway, or Hedgehog pathway. The Hedgehog pathway is highly active in regulating tissue and organ formation during embryonic development. When abnormally activated, the Hedgehog pathway is believed to play a central role in allowing the proliferation and survival of several types of cancers, including pancreatic, prostate, lung, breast, blood, skin and certain brain cancers. The lead candidate in our Hedgehog pathway program, IPI-926, has shown potent and selective inhibition of the Hedgehog pathway as well as anti-tumor activity in preclinical models. In October 2008, we commenced a Phase 1 clinical trial evaluating IPI-926 in patients with advanced and/or metastatic solid tumors. The primary objectives of this study are to evaluate the safety and tolerability of IPI-926 and to identify a dose and schedule for subsequent studies. We expect to conduct additional clinical trials of IPI-926 beginning in 2010. We are pursuing our Hedgehog pathway program in collaboration with Mundipharma International Corporation Limited, or Mundipharma.

We also have a discovery program directed to fatty acid amide hydrolase, or FAAH, an emerging target for neuropathic pain. The enzyme FAAH degrades anandamide, which is a neurotransmitter that produces a pain relieving effect in response to pain and nerve injury. FAAH inhibition increases the duration of anandamide’s effect, prolonging pain relief at the site of release. In early 2009, we selected IPI-940 as our clinical candidate for this program and we are conducting studies directed to the filing of an investigational new drug application, or IND, for IPI-940 with the FDA. We expect to start a Phase 1 clinical trial of IPI-940 in early 2010. We are pursuing our FAAH program in collaboration with Mundipharma and an independent associated company, Purdue Pharmaceutical Products L.P., or Purdue.

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

Collaboration Agreements

Purdue and Mundipharma. In November 2008, we entered into strategic alliance agreements with each of Mundipharma and Purdue to develop and commercialize pharmaceutical products. The alliances includes product candidates that inhibit or target the Hedgehog pathway and FAAH, and product candidates arising out of all our discovery projects in all disease fields that achieve development candidate status on or before December 31, 2011 (with Mundipharma having the right, through the exercise of two consecutive one-year options, to extend such period through December 31, 2013). We refer to such three to five year period as the funded discovery period. Our Hsp90 and Bcl-2 programs are expressly excluded from the alliances. The agreement with Purdue is focused on the development and U.S. commercialization of products targeting FAAH. The agreement with Mundipharma is focused on the development and commercialization outside of the United States of all products and product candidates covered by the alliances, including those targeting FAAH.

Under the strategic alliance agreements, we have responsibility and decision-making authority for the performance of early discovery projects and the development of all product candidates on a worldwide basis. There are no joint steering or similar committees for the alliances. Mundipharma is obligated to pay 100% of all research and development expenses incurred by us for early discovery projects and product candidates included in the alliances until the later of December 31, 2013 and the commencement of the first Phase 3 clinical study of such product candidate. We refer to such date as the transition date. After the transition date for each product candidate other than those arising out of the FAAH project, we will share with Mundipharma all research and development costs for such product candidate equally. Upon completion of the first Phase 1 clinical study of the first product developed under the research program that inhibits or targets FAAH, Purdue and Mundipharma may elect to assume responsibility, at their own expense, for the future development of FAAH products and their sale in and outside of the United States, respectively. We are recording revenue for reimbursed research and development services we perform for Mundipharma and Purdue. We recorded $12.4 million and $21.1 million in such revenue in the three and six month periods ended June 30, 2009, respectively.

Mundipharma has the right to opt out of any early discovery project or any preclinical or clinical development program on an annual basis in November of each year. In the event of an opt-out decision, Mundipharma, together with Purdue with respect to the FAAH project, will continue to provide funding for, in the aggregate, 100% of our budgeted research and development expenses for the applicable project or program for one year after the date of such opt-out. Purdue has a comparable opt out right with respect to the FAAH project. In addition, we and Mundipharma each have the right to opt out of continued development of a product candidate after it has reached the transition date, with a one year tail funding obligation for its 50% of post-transition date research and development expenses. If a party exercises its right to opt out of the development of a product or product candidate after the transition date, the other party may elect to continue the development and assume responsibility for the worldwide commercialization of such product or product candidate, subject to the payment of a royalty.

Except as set forth above with respect to FAAH products and opt-out products, we will have the right and responsibility to market and sell products arising from the research program in the United States and Mundipharma will have the right and responsibility to market and sell products arising from the research program outside of the United States. Other than pursuant to the strategic alliance agreements, neither we, Purdue nor Mundipharma may develop, manufacture or commercialize products that arise out of the research program or products that are directed to the same target or pathway as a product included in the research program, unless and until a party terminates its rights with respect to such products.

If we in-license any product or product candidate during the funded discovery period for which commercialization rights outside of the United States are available for grant by us to Mundipharma, Mundipharma will have the option to include such in-licensed product or product candidate in the alliance by paying us a prescribed percentage of the up-front license fee or other acquisition cost, which percentage could be up to 60% of such fee or cost, in order for Mundipharma to obtain commercialization rights for such in-licensed product or product candidate in all countries outside of the United States, and by funding research and development costs in the same manner as products or product candidates arising out of our internal discovery programs. The agreement with Mundipharma provides for the agreed-upon research and development budgets to be updated to reflect the inclusion of any in-licensed products or product candidates. There will be no royalties paid between the parties on in-licensed candidates.

Except with respect to products that have been in-licensed by us, for which no royalties will be payable between the parties, we are obligated to pay Mundipharma a 5% royalty on net sales of the commercialized products until such time as Mundipharma has recovered all research and development expenses paid to us under the research program prior to the applicable transition date. After such cost recovery, we are obligated to pay a tiered, 1% to 3% royalty on U.S. net sales of those products. For products in which Mundipharma has opted-out of development prior to the transition date, we are obligated to pay royalties of 1% to 5% of worldwide net sales as a function of the stage of development of the applicable product candidate at the time of opt-out. For products in which either party has opted-out of development following the transition date, the commercializing party is obligated to pay the other party a 5% royalty on net sales. Mundipharma is obligated to pay us a tiered, 10% to 20% royalty on annual net sales outside of the United States of each product arising out of the alliance, and Purdue is obligated to pay us a tiered, 10% to 20% royalty on annual net sales of FAAH products in the United States. Royalties are payable until the later to occur of the last-to-expire of specified patent rights and the expiration of non-patent regulatory exclusivities in a country, provided that if royalties are payable solely on the basis of non-patent regulatory exclusivity, each of the rates above is reduced by one-half. In addition, all royalties payable under the strategic alliance agreements, whether by us, Purdue or Mundipharma, are subject to reduction on account of third party royalty payments or patent litigation damages or settlements, with any such reductions capped at 50% of the amounts otherwise payable during the applicable royalty payment period.

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

In 2008, we recorded $23.8 million as deferred revenue associated with the grant of licenses to Mundipharma and Purdue. This amount represented the excess of the amount paid by Purdue and PPLP for our common stock ($11.25 per share) over the closing market price on the day before the first equity closing ($5.29 per share). In 2008, we considered our obligation, absent material adverse changes, to issue Purdue and PPLP the second closing securities as a forward contract with immaterial intrinsic value, which was recorded in stockholders’ equity. This forward contract closed in January 2009 upon the issuance of the second closing securities. In January 2009, we recorded $18.2 million as deferred revenue associated with the grant of licenses to Mundipharma and Purdue, representing the excess of the $30 million paid by Purdue and PPLP for the second closing securities over the fair market value of these securities ($5.29 per share for the common stock and approximately $1.3 million for the warrants) as of the day before the first equity closing. All deferred revenue related to the strategic alliances with Mundipharma and Purdue will be recognized as revenue ratably over 14 years, which is our estimated period of performance under the arrangement. We will periodically review this estimate and make adjustments as facts and circumstances dictate. We recognized $0.7 million and $1.5 million in such revenue in the three and six months ended June 30, 2009, respectively.

The line of credit agreement provides for the borrowing by us of one or more unsecured loans up to an aggregate maximum principal amount of $50 million. The loans may be drawn by us through March 31, 2012. The loans, which may be used by us for any proper corporate purpose, mature on April 1, 2019, which we refer to as the maturity date, and will be subordinate to any senior indebtedness that we may incur. Borrowings made under the line of credit agreement will bear interest, payable on the maturity date, at a fluctuating rate set at the prime rate on the business day prior to the funding of each loan and will be reset on the last business day of each month ending thereafter. Interest will be compounded on each successive three-month anniversary of the funding of each loan. Outstanding loans may be prepaid without penalty or premium prior to the maturity date. Amounts borrowed under the credit agreement, once borrowed, may not be borrowed again. We have certain rights to repay outstanding amounts under the line of credit agreement in shares of our common stock.

The extension of the line of credit at an interest rate below our incremental borrowing rate represents the transfer of additional value to us in the arrangement. As such, we recorded the fair value of the line of credit of $17.3 million as a loan commitment asset on our balance sheet in 2008. We are amortizing this asset to interest expense over the life of the loan arrangement, or 10 years commencing on April 1, 2009. Because Purdue and its associated companies became significant related parties as a result of the equity issuances, we recorded the offset to this asset as additional paid-in capital in 2008. As of June 30, 2009, no amounts have been borrowed under this line of credit.

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

Under the terms of this agreement, we shared equally with MedImmune/AZ all development costs, as well as potential profits and losses, from any future marketed products. MedImmune/AZ made non-refundable, up-front payments totaling $70 million to us in order to obtain co-exclusive rights to the Hsp90 and Hedgehog pathway development programs, and paid a $15 million milestone to us in 2008 upon initiation of the RING trial. Upon the reacquisition of rights to the Hsp90 chaperone inhibitor program, we recognized all of the remaining deferred revenue related to the up-front license fee from MedImmune/AZ, as we had no further performance obligations to MedImmune/AZ. Following the reacquisition of the Hsp90 chaperone inhibitor program in December 2008, MedImmune/AZ remained obligated to fund an amount equivalent to its share of Hsp90 program costs for the ensuing six-month period, and we recorded these reimbursable amounts from the reacquisition date through December 31, 2008 as income from residual funding, a component of other income in our statement of operations. In January 2009, however, we agreed with MedImmune/AZ to settle the residual funding obligation remaining for 2009 through lump-sum payments totaling $12.5 million, which were recorded as income from residual funding after reacquisition of Hsp90 program in the three months ended March 31, 2009. We received $6.2 million and $12.5 million in cash from MedImmune/AZ in the three and six months ended June 30, 2009, respectively.

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

Novartis. In February 2006, we entered into a collaboration agreement with Novartis Institute for BioMedical Research, Inc., or Novartis, to discover, develop and commercialize drugs targeting Bcl protein family members for the treatment of a broad range of cancers. Under the terms of this agreement, we granted to Novartis an exclusive, worldwide license to research, develop and commercialize pharmaceutical products that are based upon our proprietary Bcl inhibitors. Novartis paid us a $15 million up-front license fee, which we originally recognized over an estimated period of performance of four years, an affiliate of Novartis made a $5 million equity investment in us, and Novartis committed to provide us research funding of approximately $10 million over the initial two-year research term, which expired in February 2008. Novartis had the right to extend the research term for up to two additional one-year terms, under which Novartis could have obligated us to provide up to five full-time equivalents, at Novartis’ expense, to enable the full transition of the Bcl inhibitor program to Novartis. Novartis chose not to exercise its right for the one-year extensions; thus, the research term ended in February 2008 and we have no further performance obligations to Novartis. As a result, we recognized $8.1 million of the up-front license fee as revenue in the three months ended March 31, 2008. We may request to participate in clinical development of any products arising from this collaboration and, if such request is agreed upon by Novartis, Novartis will fund agreed-upon development costs that are incurred by us. We also have a non-exclusive right to detail Bcl-2 family inhibitor products in the United States, with our detailing costs to be reimbursed by Novartis. Novartis has agreed to make milestone payments totaling over $370 million if certain specified research, development and commercialization milestones are achieved for multiple products for multiple indications, such that total payments to us could exceed $400 million. Novartis has also agreed to pay us royalties upon successful commercialization of any products developed under the alliance.

Financial Overview

Revenue

All of our revenue to date has been derived from license fees, the reimbursement of research and development costs, contract service revenue and milestones payments received from our collaboration partners. Where the agreement with a collaboration partner, such as our agreements with Mundipharma, Purdue and Novartis, provides for the partner to provide research funding for our research and development efforts, we recognize this cost reimbursement as revenue in the period earned. In the future, we may generate revenue from a combination of product sales, research and development support services and milestone payments in connection with strategic relationships, and royalties resulting from the sales of products developed under licenses of our intellectual property. We expect that any revenue we generate will fluctuate from year to year as a result of the timing and amount of license fees, research and development reimbursement, milestone and other payments earned under our collaborative or strategic relationships, and the amount and timing of payments that we earn upon the sale of our products, to the extent any are successfully commercialized. If we fail to complete the development of our drug candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

Research and Development Expense

We are a drug discovery and development company that has focused its efforts in the field of cancer. Our research and development expense primarily consists of the following:

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

Under our collaboration with MedImmune/AZ, we shared research and development expenses equally with MedImmune/AZ. In December 2008, we reacquired from MedImmune/AZ worldwide development and commercialization rights to our Hsp90 chaperone inhibitor program. Amounts reimbursed by MedImmune/AZ under the cost-sharing provisions of the parties’ collaboration agreement incurred prior to our reacquisition of the Hsp90 chaperone inhibitor program were recorded as a reduction of research and development expense in our statements of operations. Amounts reimbursed by MedImmune/AZ incurred following the reacquisition of the Hsp90 chaperone inhibitor program were recorded as income from residual funding after reacquisition of Hsp90 program in our statements of operations. This cost-sharing arrangement also applied to our Hedgehog pathway inhibitor program through May 31, 2008.

General and Administrative Expense

General and administrative expense primarily consists of salaries and other related costs for personnel in executive, finance, accounting, legal, information technology infrastructure, corporate communications and human resources functions. Other costs include facilities costs not otherwise included in research and development expense, professional fees for legal and accounting services and early commercial development costs. General and administrative expense also consists of the costs of maintaining and overseeing our intellectual property portfolio.

Other Income and Expense

Interest expense and other interest and investment income typically consists of interest earned on cash, cash equivalents and available-for-sale securities, net of interest expense, and amortization of warrants. Interest expense includes amortization of the loan commitment asset from PPLP. Reimbursable amounts from MedImmune/AZ incurred following the reacquisition of the Hsp90 program in December 2008 are recorded as income from residual funding, which is included in other income and expense.

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

New Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 does not require significant changes regarding recognition or disclosure of subsequent events, but does require disclosure of the date through which subsequent events have been evaluated for disclosure and recognition. SFAS No. 165 is effective for financial statements issued after June 15, 2009. The implementation of SFAS No. 165 did not have a significant impact on our financial statements. Subsequent events through the filing date of this quarterly report on Form 10-Q have been evaluated for disclosure and recognition.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS No. 166”). SFAS No. 166 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets, the effects of a transfer on its financial position, financial performance, and cash flows, and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS No. 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. We do not expect the adoption of SFAS No. 166 to have a material impact on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). SFAS No. 167 is intended to improve financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS No 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. We do not expect the adoption of SFAS No. 167 to have a material impact on our financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS No. 168”). The FASB Accounting Standards Codification (the “Codification”) is intended to be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards will be superseded as described in SFAS No. 168. All other accounting literature not included in the Codification is non-authoritative. We do not expect the adoption of SFAS No. 168 to have a material impact on our financial position or results of operations.

Results of Operations

The following tables summarize our results of operations for each of the three and six months ended June 30, 2009 and 2008, in thousands, together with the change in these items in dollars and as a percentage:

	For the Three Months Ended June 30,
	2009	2008	$ Change	% Change
Revenue	$13,165	$2,500	$10,665	427%
Research and development expense	(20,713)	(10,775)	(9,938)	92%
General and administrative expense	(5,681)	(3,682)	(1,999)	54%
Interest expense	(433)	(6)	(427)	7,117%
Income from NIH reimbursement	1,745	—	1,745	—
Interest and investment income	592	815	(223)	(27)%

	For the Six Months Ended June 30,
	2009	2008	$ Change	% Change
Revenue	$22,594	$13,891	$8,703	63%
Research and development expense	(41,954)	(19,297)	(22,657)	117%
General and administrative expense	(11,012)	(7,454)	(3,558)	48%
Interest expense	(434)	(18)	(416)	2,311%
Income from residual funding after reacquisition of Hsp90 program	12,450	—	12,450	—
Income from NIH reimbursement	1,745	—	1,745	—
Interest and investment income	1,334	2,151	(817)	(38)%

Revenue

Our revenue during the three and six months ended June 30, 2009 consisted of approximately $12.4 million and $21.1 million, respectively, for reimbursed research and development services and $0.7 million and $1.5 million, respectively, from the amortization of the deferred revenue associated with the grant of licenses under our strategic alliances with Mundipharma and Purdue.

Our revenue during the three-month period ended June 30, 2008 was entirely attributable to the amortization of the up-front license fee we received from MedImmune/AZ upon entry into our collaboration in August 2006.

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

Research and Development Expense

Research and development expense represented approximately 78% and 75% of our total operating expenses for the three months ended June 30, 2009 and 2008, respectively. Research and development expense represented approximately 79% and 72% of our total operating expenses for the six months ended June 30, 2009 and 2008, respectively. The increase in research and development expense as a percentage of total operating expenses was primarily due to our treatment of the cost-sharing provisions of our collaboration with MedImmune/AZ following our reacquisition of the worldwide development and commercialization rights to our Hsp90 chaperone inhibitor program in December 2008. Research and development expense in the three months ended June 30, 2008 included a credit of $4.5 million for research and development amounts reimbursed by MedImmune/AZ under the cost-sharing provisions of the collaboration agreement. In addition to the effect of the MedImmune/AZ reimbursed amounts, the increase in research and development expense in the three months ended June 30, 2009 as compared to the same period in 2008 is primarily attributable to:

•

an increase of $1.8 million in compensation and benefits, including stock-based compensation expense, for our research and development personnel, which was primarily driven by the hiring of new research and development personnel and annual base salary increases;

•	an increase of $1.6 million in pre-clinical expenses and $1.4 million in pharmaceutical development expenses as we advance our pipeline of drug candidates; and

•	an increase of $0.8 million in consulting expenses.

Research and development expense in the six months ended June 30, 2008 included a credit of $8.9 million for research and development amounts reimbursed by MedImmune/AZ under the cost-sharing provisions of the collaboration agreement. In addition to the effect of the MedImmune/AZ reimbursed amounts, the increase in research and development expense in the six months ended June 30, 2009 as compared to the same period in 2008 is primarily attributable to:

•	an increase of $4.3 million for clinical trials of IPI-504, IPI-493 and IPI-926, including costs related to our phase 3 clinical trial of IPI-504 in patients with GIST that we stopped in April 2009;

•	an increase of $3.4 million in pharmaceutical development expenses and $0.6 million in pre-clinical expenses as we advance our pipeline of drug candidates;

•

an increase of $3.3 million in compensation and benefits, including stock-based compensation expense, for our research and development personnel, which was primarily driven by the hiring of new research and development personnel and annual base salary increases; and

•	an increase of $0.9 million in consulting expenses.

During the three and six months ended June 30, 2009 and 2008, we estimate that we incurred the following expenses by program. These expenses relate primarily to payroll and related expenses for personnel working on the programs, drug development and manufacturing, preclinical toxicology studies and clinical trial costs. In addition, for the Hsp90 chaperone and Hedgehog pathway inhibitor programs, these expenses for the three and six months ended June 30, 2008 include credits of approximately $4.5 million and $8.9 million, respectively, attributable to amounts reimbursed by MedImmune/AZ under the cost-sharing provisions of our collaboration agreement.

Program	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008
Hsp90 Chaperone Inhibitors	$8.8 million	$5.2 million
Hedgehog Pathway Inhibitors	6.1 million	1.9 million
FAAH	2.9 million	—

Program	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Hsp90 Chaperone Inhibitors	$21.6 million	$8.9 million
Hedgehog Pathway Inhibitors	10.0 million	3.1 million
FAAH	4.8 million	—
Bcl-2	—	0.6 million

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

General and Administrative Expense

The increase in general and administrative expense for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 is primarily attributable to an increase of $0.9 million in compensation and benefits, including stock-based compensation expense, for our general and administrative personnel, which was primarily driven by the hiring of new general and administrative personnel and annual base salary increases, an increase of $0.4 million in consulting expenses, principally related to early commercial development, and an increase of $0.3 million in patent expenses.

The increase in general and administrative expense for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 is primarily attributable to an increase of $1.4 million in compensation and benefits, including stock-based compensation expense, for our general and administrative personnel, which was primarily driven by the hiring of new general and administrative personnel and annual base salary increases, an increase of $1.1 million in consulting expenses, principally related to early commercial development, and an increase of $0.3 million in corporate communications expenses.

Interest Expense

Interest expense increased for the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008 primarily as a result of amortizing the loan commitment asset from Purdue.

Income from Residual Funding After Reacquisition of Hsp90 Program

MedImmune/AZ’s funding obligations under the Hsp90 chaperone inhibitor program were to continue from our reacquisition of that program in December 2008 until June 2009. In January 2009, we reached an agreement with MedImmune/AZ to settle the residual funding obligations remaining for 2009 through lump sum payments totaling approximately $12.5 million, which were recorded as income from residual funding after reacquisition of Hsp90 program in the six months ended June 30, 2009. We do not expect any such income in future periods.

Income from NIH Reimbursement

During the three and six months ended June 30, 2009, we received $1.7 million from the National Institutes of Health related to contract work performed by Discovery Partners International, Inc. from August 2004 through June 2006. We do not expect any such income in future periods.

Interest and Investment Income

Interest and investment income decreased in the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008 primarily as a result of the lower yields on our cash equivalents and available-for-sale securities. We expect interest and investment income to continue to be lower in 2009 as compared to 2008 primarily due to lower expected yields, partially offset by higher average balances due to the Purdue transaction.

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

Our significant capital resources are as follows:

	June 30, 2009	December 31, 2008
Cash, cash equivalents and available-for-sale securities	$150,351,434	$126,771,687
Working capital	135,325,980	120,587,124

	Six Months Ended June 30,
	2009	2008
Cash provided by (used in):
Operating activities	$12,901,604	$(20,577,082)
Investing activities	(23,145,583)	4,682,608
Capital expenditures (included in investing activities above)	(1,508,215)	(508,605)
Financing activities	11,929,474	304,638

Cash Flows

The principal use of cash in operating activities in all of the periods presented was the funding of our research and development expenses, which increase as our drug development programs advance. Cash flows from operations can vary significantly due to various factors, including changes in accounts receivable and unbilled accounts receivable, as well as changes in accounts payable, accrued expenses and deferred revenue. During January 2009, we issued to Purdue and PPLP an aggregate of two million shares of our common stock and warrants to purchase up to six million shares of our common stock for cash proceeds of $30 million. These securities were recorded at their fair value of $11.8 million and reflected as cash flows from financing activities. The balance of $18.2 million was accounted for as an up-front license fee in deferred revenue and recorded in our cash flows from operating activities. During the six months ended June 30, 2008, we recognized the remaining portion of our deferred revenue, or $8.1 million, related to the up-front license fee from Novartis upon conclusion of the research term of our Bcl-2 collaboration. During the six months ended June 30, 2009, we collected all of our unbilled receivables from both the Purdue entities and MedImmune/AZ.

Net cash used in investing activities for the period ended June 30, 2009 included $113.4 million in purchases of available-for-sale securities, proceeds of $76.2 million from maturities of available-for-sale securities, and proceeds of $15.4 million from sales of available-for-sale securities. Capital expenditures in the six months ended June 30, 2009 primarily consisted of laboratory equipment and capitalized software costs. Capital expenditures for the six months ended June 30, 2008 primarily consisted of laboratory equipment along with leasehold improvements and office equipment related to our additional office space.

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

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments are in money market funds, asset-backed securities, corporate obligations, U.S. Treasury obligations and U.S. government-sponsored enterprise obligations. We do not enter into investments for trading or speculative purposes. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase.

A hypothetical 100 basis point increase in interest rates would result in an approximate $639,000 decrease in the fair value of our investments as of June 30, 2009, as compared to an approximate $418,000 decrease as of December 31, 2008. We generally hold our fixed income investments until maturity and, therefore, we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 4.	Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have a limited operating history for you to evaluate our business. We have no approved products and have generated no product revenue. We have primarily incurred operating losses. As of June 30, 2009, we had an accumulated deficit of $164.2 million. We have spent, and expect to continue to spend, significant resources to fund the research and development of IPI-504, IPI-493, IPI-926, IPI-940 and our other drug candidates. While we may have net income in future periods as the result of non-recurring collaboration income, as we did in the year ended December 31, 2008, we expect to incur substantial and increasing operating losses over the next several years as our clinical trial and drug manufacturing activities increase. As a result, we expect that our accumulated deficit will also increase significantly.

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

We may seek additional funding through public or private financings of equity or debt securities, but such financing may not be available on acceptable terms, or at all, particularly in light of current market conditions. In addition, the terms of such financings may be dilutive to, or otherwise adversely affect, holders of our common stock, and such terms may impact our ability to make capital expenditures or incur additional debt. We may also seek additional funds through arrangements with collaborators or other third parties, or through project financing. These arrangements would generally require us to relinquish or encumber rights to some of our technologies or drug candidates, and we may not be able to enter into such arrangements on acceptable terms, if at all. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of our product development programs.

Our investments in cash equivalents and available-for-sale securities are subject to risks that may cause losses and affect the liquidity of these investments.

As of June 30, 2009, we had approximately $150 million in cash, cash equivalents and available-for-sale securities. We historically have invested these amounts in money market funds, corporate obligations, U.S. government-sponsored enterprise obligations, U.S. Treasury securities and asset-backed securities meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, market and interest rate risks, which may be affected by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. We may realize losses in the fair value of these investments or a complete loss of these investments. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio may have a material adverse effect on our financial condition and results of operations.

Our results to date do not guarantee that any of our product candidates will be safe or effective, or receive regulatory approval.

The risk of failure of our current clinical candidates is high. To date, the data supporting our clinical development strategy for IPI-504, IPI-493, and IPI-926 are derived solely from laboratory and preclinical studies and, in the case of IPI-504, limited early-stage clinical trials. Later clinical trials may not yield data consistent with earlier clinical trials, as was the case in our Phase 3 clinical trial of IPI-504 in patients with gastrointestinal stromal tumors, or GIST, which we elected to close in April 2009 when an early review of safety data showed a higher than anticipated mortality rate among patients enrolled in the treatment arm. In such a case, it may be necessary for us to change our development strategy or abandon development of that drug candidate, either of which would result in delays and additional costs. It is impossible to predict when or if IPI-504, IPI-493, IPI-926 or any of our other drug candidates will prove safe or effective in humans or receive regulatory approval. These drug candidates may not demonstrate in patients the chemical and pharmacological properties ascribed to them in laboratory studies or early-stage clinical trials, and they may interact with human biological systems or other drugs in unforeseen, ineffective or harmful ways. If we are unable to discover or successfully develop drugs that are safe and effective in humans, we will not have a viable business.

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

Under our agreements with Mundipharma and Purdue, each agreement may be terminated on 60 days’ prior written notice if we were to materially breach such agreement and fail to cure such breach within the 60-day notice period. In addition, each of these strategic alliance agreements may be terminated in the event of a change in control of Infinity or in the event that, during the funded research period, either Julian Adams is no longer a full-time executive of Infinity or both Steven Holtzman and Adelene Perkins are no longer full-time executives of Infinity. In addition, Mundipharma has the right to opt out of participation in the Hedgehog pathway and/or FAAH programs in November of each calendar year, subject to 12 months of continued funding, and Purdue has a similar right with respect to the FAAH program. If Mundipharma and/or Purdue were to exercise its right to opt out of a program or to terminate its respective agreement, we may not have sufficient financial resources or capabilities to continue development and commercialization of products from the affected program, and our ability to attract a new alliance partner would be made more difficult.

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

We are highly dependent on our management team, particularly Steven Holtzman, Adelene Perkins, Julian Adams and the other members of our executive leadership team. All of these individuals are employees-at-will, which means that neither Infinity nor the employee is obligated to a fixed term of service and that the employment relationship may be terminated by either Infinity or the employee at any time, without notice, and whether or not cause or good reason exists for such termination. The loss of the services of any of these individuals might impede the achievement of our research, development and commercialization objectives. For example, Purdue and Mundipharma each have the right to terminate its strategic alliance with us if, during the funded research period, either Julian Adams is no longer a full-time executive of Infinity or both Steven Holtzman and Adelene Perkins are no longer full-time executives of Infinity. We do not maintain “key person” insurance on any of our employees.

Recruiting and retaining qualified scientific and business personnel is also critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. This competition is particularly intense near our headquarters in Cambridge, Massachusetts. We also experience competition for the hiring of scientific personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development strategy. Our consultants and advisors may be employed by other entities, have commitments under consulting or advisory contracts with third parties that limit their availability to us, or both.

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

The estimates we make, or the assumptions on which we rely, in preparing our condensed consolidated financial statements could prove inaccurate.

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses. Such estimates and judgments include the accrual of research and development expenses and revenue recognition. We base our estimates and judgments on historical experience, facts and circumstances known to us and on various assumptions that we believe to be reasonable under the circumstances. These estimates and judgments, or the assumptions underlying them, may change over time or prove inaccurate.

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

To date, we have not obtained approval from the U.S. Food and Drug Administration, or FDA, or any foreign regulatory authority to market or sell any of our drug candidates. Our success depends primarily upon our, and our strategic alliance partners’, ability to develop and commercialize our drug candidates successfully. Our most advanced drug candidate is IPI-504, which is currently in several early-to-mid-stage clinical trials, and our next most advanced drug candidate is IPI-493, for which we commenced our first clinical trial in July 2008. We also commenced our first clinical trial of IPI-926 in October 2008 and have other drug candidates in various stages of preclinical development and discovery research.

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

We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA and comparable foreign regulatory agencies. The time required to complete clinical trials and for regulatory review by the FDA and other countries’ regulatory agencies is uncertain and typically takes many years. Some of our drug candidates may be eligible for the FDA’s programs that are designed to facilitate the development and expedite the review of certain drugs, but we cannot provide any assurance that any of our drug candidates will qualify for one or more of these programs. Even if a drug candidate qualifies for one or more of these programs, the FDA may later decide that the drug candidate no longer meets the conditions for qualification.

Our analysis of data obtained from preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unanticipated delays or increased costs due to changes in government regulation from future legislation or administrative action or changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. For example, the Food and Drug Administration Amendments Act of 2007, or FDAAA, may make it more difficult and costly for us to obtain regulatory approval of our drug candidates and to produce, market and distribute products after approval. The FDAAA granted a variety of new powers to the FDA, many of which are aimed at improving the safety of drug products before and after approval. In particular, it authorizes the FDA to, among other things, require post-approval studies and clinical trials, mandate changes to drug labeling to reflect new safety information, and require risk evaluation and mitigation strategies for certain drugs. In addition, it significantly expanded the federal government’s clinical trial registry and results databank and creates new restrictions on the advertising and promotion of drug products. Under the FDAAA, companies that violate the new law are subject to substantial civil monetary penalties.

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

We cannot predict whether we will encounter problems with any of our ongoing or planned clinical trials that will cause us or regulatory authorities to delay or suspend clinical trials, as was the case with our decision to close our Phase 3 clinical trial of IPI-504 in GIST, or to delay the analysis of data from ongoing clinical trials. Any of the following could delay the clinical development of our drug candidates:

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

Our drug candidates require precise, high quality manufacturing. The third party manufacturers on which we rely may not be able to comply with the FDA’s current good manufacturing practices, or cGMPs, and other applicable government regulations and corresponding foreign standards. These regulations govern manufacturing processes and procedures and the implementation and operation of systems to control and assure the quality of products. The FDA and foreign regulatory authorities may, at any time, audit or inspect a manufacturing facility to ensure compliance with cGMPs and other quality standards. Any failure by our contract manufacturers to achieve and maintain high manufacturing and quality control standards could result in the inability of our drug candidates to be released for use in one or more countries. In addition, such a failure could result in, among other things, patient injury or death, product liability claims, penalties or other monetary sanctions, the failure of regulatory authorities to grant marketing approval of our drug candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of drug candidates or products, operating restrictions and/or criminal prosecution, any of which could significantly and adversely affect supply of our drug candidates and seriously hurt our business. Contract manufacturers may also encounter difficulties involving production yields or delays in performing their services. We do not have control over third party manufacturers’ performance and compliance with these applicable regulations and standards. If, for any reason, our manufacturers cannot perform as agreed, we may be unable to replace such third party manufacturers in a timely manner and the production of our drug candidates would be interrupted, resulting in delays in clinical trials and additional costs. Switching manufacturers may be difficult because the number of potential manufacturers is limited and, depending on the type of material manufactured at the contract facility, the change in contract manufacturer must be submitted to and/or approved by the FDA and comparable regulatory authorities outside of the United States. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our drug candidates after receipt of regulatory approval. It may be difficult or impossible for us to find a replacement manufacturer on acceptable terms quickly, or at all.

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

We currently have commercialization rights in the United States for products arising out of our all of our programs, except the FAAH program, and worldwide commercialization rights for our Hsp90 chaperone inhibitor program, including IPI-504 and IPI-493. Additionally, we have the right to co-detail in the United States any products arising from our Bcl-2 collaboration with Novartis. In order to successfully commercialize our drug candidates, we will need to establish adequate marketing and sales capabilities. We may not successfully establish these capabilities or have sufficient resources to do so. If we do not establish adequate marketing and sales capabilities, our ability to successfully commercialize any drug candidates that we successfully develop will be adversely affected, as will our financial condition and results of operations. Even if we do develop such capabilities, we will compete with other companies that have experienced and well-funded marketing and sales operations, and we will incur additional expenses.

If physicians and patients do not accept our future drugs, we may not be able to generate significant revenues from product sales.

Even if any of our drug candidates obtains regulatory approval, that product may not gain market acceptance among physicians, patients and the medical community for a variety of reasons including:

•	timing of our receipt of any marketing approvals, the terms of any such approvals and the countries in which any such approvals are obtained;

•	timing of market introduction of competitive drugs;

•	lower demonstrated clinical safety and efficacy compared to other drugs;

•	lack of cost-effectiveness;

•	lack of reimbursement from managed care plans and other third-party payors;

•	inconvenient or difficult administration;

•	prevalence and severity of side effects;

•	potential advantages of alternative treatment methods;

•	safety concerns with similar drugs marketed by others;

•	the reluctance of the target population to try new therapies and of physicians to prescribe those therapies;

•	the success of our physician education programs; and

•	ineffective sales, marketing and distribution support.

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

Even if we receive regulatory approval for any of our drug candidates, we will have tested them in only a small number of patients during our clinical trials. If our applications for marketing are approved and more patients begin to use our products, new risks and side effects associated with our products may be discovered. In addition, supplemental clinical trials that may be conducted on a drug following its initial approval may produce findings that are inconsistent with the trial results previously submitted to regulatory authorities. As a result, regulatory authorities may revoke their approvals, or we may be required to conduct additional clinical trials, make changes in labeling of our product, reformulate our product or make changes and obtain new approvals for our and our suppliers’ manufacturing facilities. We also might have to withdraw or recall our products from the marketplace. Any safety concerns with respect to a product may also result in a significant drop in the potential sales of that product, damage to our reputation in the marketplace, or result in us becoming subject to lawsuits, including class actions. Any of these results could decrease or prevent any sales of our approved product or substantially increase the costs and expenses of commercializing and marketing our product.

Any drugs we develop may become subject to unfavorable pricing regulations or third-party reimbursement practices, thereby harming our business.

Our ability to commercialize any products successfully also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. In the United States and in foreign jurisdictions, there have been, and we expect that there will continue to be, a number of legislative and regulatory proposals aimed at changing the healthcare system. For example, in some countries other than the United States, pricing of prescription drugs is subject to government control, and we expect proposals to implement similar controls in the United States to continue. The pendency or approval of such proposals could result in a decrease in our stock price or limit our ability to raise capital or to enter into collaborations or license rights to our drug candidates.

Even if we succeed in bringing one or more products to the market, these products may not be considered cost-effective, and the amount reimbursed for any products may be insufficient to allow us to sell our products on a competitive basis. Because our programs are in the early stages of development, we are unable at this time to determine their cost effectiveness or the likely level or method of reimbursement. Increasingly, the third-party payors who reimburse patients, such as government and private insurance plans, are requiring that drug companies provide them with predetermined discounts from list prices, and are seeking to reduce the prices charged for pharmaceutical products. If the price we are able to charge for any products we develop is inadequate in light of our development and other costs, our profitability could be adversely affected.

There may be significant delays in obtaining coverage for newly-approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA. Moreover, eligibility for coverage does not imply that any drug will be reimbursed in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim payments for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement may be based on payments allowed for lower-cost drugs that are already reimbursed, may be incorporated into existing payments for other services and may reflect budgetary constraints or imperfections in Medicare data. Net prices for drugs may be reduced by mandatory discounts or rebates required by government health care programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement rates. Our inability to promptly obtain coverage and profitable reimbursement rates from both government-funded and private payors for new drugs that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products, and our overall financial condition.

Federal legislation may increase the pressure to reduce prices of pharmaceutical products paid for by Medicare, which could adversely affect our revenues, if any.

The Medicare Prescription Drug Improvement and Modernization Act of 2003, or MMA, expanded Medicare coverage for drug purchases by the elderly and disabled beginning in 2006. The legislation provides for the use of formularies, preferred drug lists and similar mechanisms that may limit the number of drugs that will be covered in any therapeutic class or reduce the reimbursement for some of the drugs in a class. As a result of the expansion of legislation and the expansion of federal coverage of drug products, we expect that there will be additional pressure to contain and reduce healthcare-related costs. Indeed, legislation that would permit the federal government to negotiate drug prices directly with manufacturers under the Medicare prescription drug programs is a major policy priority for many members of Congress and may be passed in the future. These cost reduction initiatives could decrease the coverage and price that we receive for any products that we may develop in the future and could seriously harm our business. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement systems, and any limits on or reductions in reimbursement that occur in the Medicare programs may result in similar limits on or reductions in payments from private payors.

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

As our pipeline of drug candidates matures, we are becoming increasingly subject to extensive and complex laws and regulations, including but not limited to health care “fraud and abuse” laws, such as the federal false claims act, the federal anti-kickback statute, and other state and federal laws and regulations. A number of states, most notably Massachusetts and Vermont, have also passed legislation relating to interactions between biopharmaceutical companies and healthcare providers. We are developing and implementing a corporate compliance program designed to ensure that we will market and sell any drug candidates that we successfully develop in compliance with all applicable U.S. laws and regulations, but we cannot guarantee that this program will protect us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

Risks Related to Our Field

Our competitors and potential competitors may develop products that make ours less attractive or obsolete.

We seek to develop new drugs for cancer and related conditions. The cancer therapeutic segment of the pharmaceutical industry is highly competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs that target various forms of cancer. We currently face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available. Moreover, there are a number of large pharmaceutical companies currently marketing and selling products to treat cancer, including Bristol-Myers Squibb Company, F. Hoffmann-La Roche Ltd. and its subsidiary Genentech, Novartis Pharma AG and Pfizer, Inc. In addition to currently approved drugs, there are a significant number of drugs that are currently under development and may become available in the future for the treatment of various forms of cancer. We are also aware of a number of companies seeking to develop drug candidates directed to the same biological targets that our own drug candidates are designed to inhibit. Specifically, we are aware of numerous companies that have clinical development programs for compounds targeting Hsp90, which is the target of IPI-504 and IPI-493. These companies include, without limitation, Bristol-Myers Squibb Company, Biogen Idec Inc., Pfizer, Inc., Vernalis plc (in collaboration with Novartis), Synta Pharmaceuticals Corp., Exelixis, Inc., Astex Therapeutics Limited and Myriad Pharmaceuticals, Inc. In addition, Genentech (in collaboration with Curis, Inc.), Bristol-Myers Squibb Company (through its collaboration with Exelixis, Inc.) and Novartis are developing drugs targeting the Hedgehog signaling pathway, which is also being targeted by IPI-926. Finally, we believe that each of Pfizer, Inc. and Sanofi-Aventis are developing inhibitors of FAAH.

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

Our competitors may commence and complete clinical testing of their product candidates, obtain regulatory approvals, and begin commercialization of their products sooner than we and/or our strategic alliance partners may for our own drug candidates. These competitive products may have superior safety or efficacy, have more attractive pharmacologic properties, or may be manufactured less expensively than our drug candidates. If we are unable to compete effectively against these companies on the basis of safety, efficacy or cost, then we may not be able to commercialize our drug candidates or achieve a competitive position in the market. This would adversely affect our ability to generate revenues.

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

Security breaches may disrupt our operations and harm our operating results.

Our network security and data recovery measures may not be adequate to protect against computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. The misappropriation, theft, sabotage or any other type of security breach with respect to any of our proprietary and confidential information that is electronically stored, including research or clinical data, could have a material adverse impact on our business, operating results and financial condition. Additionally, any break-in or trespass of our facilities that results in the misappropriation, theft, sabotage or any other type of security breach with respect to our proprietary and confidential information, including research or clinical data, or that results in damage to our research and development equipment and assets could have a material adverse impact on our business, operating results and financial condition.

Risks Related to Intellectual Property

Our success depends substantially upon our ability to obtain and maintain intellectual property protection for our drug candidates.

We own or hold exclusive licenses to a number of U.S. and foreign patents and patent applications directed to our drug candidates. Our success depends on our ability to obtain patent protection both in the United States and in other countries for our drug candidates, their methods of manufacture and methods of their use. Our ability to protect our drug candidates from unauthorized or infringing use by third parties depends substantially on our ability to obtain and enforce our patents. Our lead oral Hsp90 candidate, IPI-493, contains an active pharmaceutical ingredient for which we believe composition of matter protection is unavailable. Consequently, we have filed patent applications directed to IPI-493 and other novel formulations of this active pharmaceutical ingredient, as well as methods of their use, which may not provide the same level of protection as composition of matter patent protection on the active pharmaceutical ingredient itself.

Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and the claim scope of these patents, our ability to obtain and enforce patents that may issue from any pending or future patent applications is uncertain and involves complex legal, scientific and factual questions. The standards which the United States Patent and Trademark Office, or PTO, and its foreign counterparts use to grant patents are not always applied predictably or uniformly and are subject to change. To date, no consistent policy has emerged regarding the breadth of claims allowed in pharmaceutical patents. Thus, we cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us. Even if patents do issue, we cannot guarantee that the claims of these patents will be held valid or enforceable by a court of law, will provide us with any significant protection against competitive products, or will afford us a commercial advantage over competitive products. In addition, the U.S. Congress has considered, and may consider in the future, legislation that could change United States law regarding, among other things, post-grant review of issued patents and the calculation of damages once patent infringement has been determined by a court of law. If enacted into law, these provisions could severely weaken patent protection in the United States.

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

In addition, we rely on intellectual property assignment agreements with our strategic alliance partners, vendors, employees, consultants, scientific advisors and other collaborators to grant us ownership of new intellectual property that is developed by them. These agreements may not result in the effective assignment to us of that intellectual property. As a result, our ownership of key intellectual property could be compromised.

Patent interference, opposition or similar proceedings relating to our intellectual property portfolio are costly, and an unfavorable outcome could prevent us from commercializing our drug candidates.

Patent applications in the United States are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the PTO for the entire time prior to issuance as a U.S. patent. Similarly, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Consequently, we cannot be certain that we were the first to invent, or the first to file patent applications on, our drug candidates or their therapeutic use. In the event that a third party has also filed a U.S. patent application relating to our drug candidates or a similar invention, we may have to participate in interference proceedings declared by the PTO or the third party to determine priority of invention in the United States. For example, we are aware of third parties who are actively researching ansamycin analogs that are similar to IPI-504. These third parties have pending applications related to these analogs, but we have the first published application covering IPI-504. Notwithstanding the fact that we filed the first patent application related to these analogs, it is possible that an interference proceeding could be declared between our application covering IPI-504 and one or more of these third party applications, even the one of those applications for which we have secured a license. An adverse decision in an interference proceeding may result in the loss of rights under a patent or patent application. In addition, the cost of interference proceedings could be substantial.

Claims by third parties of intellectual property infringement are costly and distracting, and could deprive us of valuable rights we need to develop or commercialize our drug candidates.

Our commercial success will depend on whether there are third party patents or other intellectual property relevant to our potential products that may block or hinder our ability to develop and commercialize our drug candidates. We may not have identified all U.S. and foreign patents or published applications that may affect our business either by blocking our ability to manufacture or commercialize our drugs or by covering similar technologies that affect the applicable market. In addition, we may undertake research and development with respect to potential products, even when we are aware of third party patents that may be relevant to such potential products, on the basis that we may challenge or license such patents. For example, in our Hsp90 chaperone inhibitor program, we have initiated clinical trials evaluating the administration of IPI-504 in combination with each of trastuzumab and docetaxel, and we may conduct additional trials with IPI-504 in combination with other therapeutic agents. We are aware of issued patents and published applications directed to combinations of Hsp90 chaperone inhibitors with a variety of other therapeutic agents. We are also aware of patents and patent applications directed to methods of treating various disorders using a variety of Hsp90 chaperone inhibitors. We are in the process of evaluating the scope and validity of these patents and applications to determine whether we need to obtain one or more licenses.

While we are not currently aware of any litigation or third party claims of intellectual property infringement related to our drug candidates, the biopharmaceutical industry is characterized by extensive litigation regarding patents and other intellectual property rights. Other parties may obtain patents and claim that the use of our technologies infringes these patents or that we are employing their proprietary technology without authorization. We could incur substantial costs and diversion of management and technical personnel in defending against any claims that the manufacture and sale of our potential products or use of our technologies infringes any patents, or defending against any claim that we are employing any proprietary technology without authorization. The outcome of patent litigation is subject to uncertainties that cannot be adequately quantified in advance, including the demeanor and credibility of witnesses and the identity of the adverse party, especially in pharmaceutical patent cases that may turn on the testimony of experts as to technical facts upon which experts may reasonably disagree. In the event of a successful claim of infringement against us, we may be required to:

•	pay substantial damages;

•	stop developing, manufacturing and/or commercializing the infringing drug candidates or approved products;

•	develop non-infringing products, technologies and methods; and

•	obtain one or more licenses from other parties, which could result in our paying substantial royalties or the granting of cross-licenses to our technologies.

If this were to occur, we may be unable to commercialize the affected products, or we may elect to cease certain of our business operations, either of which could severely harm our business.

We may undertake infringement or other legal proceedings against third parties, causing us to spend substantial resources on litigation and exposing our own intellectual property portfolio to challenge.

Competitors may infringe our patents. To prevent infringement or unauthorized use, we may need to file infringement suits, which are expensive and time-consuming. In an infringement proceeding, a court may decide that one or more of our patents is invalid, unenforceable, or both. Even if the validity of our patents is upheld, a court may refuse to stop the other party from using the technology at issue on the ground that the other party’s activities are not covered by our patents. In this case, third parties may be able to use our patented technology without paying licensing fees or royalties. Policing unauthorized use of our intellectual property is difficult, and we may not be able to prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the United States. In addition, third parties may affirmatively challenge our rights to, or the scope or validity of, our patent rights.

Confidentiality agreements may not adequately prevent disclosure of trade secrets and other proprietary information.

In order to protect our proprietary technology, we rely in part on confidentiality agreements with our vendors, strategic alliance partners, employees, consultants, scientific advisors, clinical investigators and other collaborators. We generally require each of these individuals and entities to execute a confidentiality agreement at the commencement of a relationship with us. These agreements may not effectively prevent disclosure of confidential information, and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information or other breaches of the agreements.

In addition, we may rely on trade secrets to protect our technology, especially where we do not believe patent protection is appropriate or obtainable. Trade secrets are, however, difficult to protect. Others may independently discover our trade secrets and proprietary information, and in such case we could not assert any trade secret rights against such party. Enforcing a claim that a party illegally obtained and is using our trade secrets is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, courts outside of the United States may be less willing to protect trade secrets. Costly and time-consuming litigation could be necessary to seek to enforce and determine the scope of our proprietary rights and could result in a diversion of management’s attention, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

If we fail to obtain necessary or useful licenses to intellectual property, we could encounter substantial delays in the research, development and commercialization of our drug candidates.

We may decide to license third-party technology that we deem necessary or useful for our business. We may not be able to obtain these licenses at a reasonable cost, or at all. If we do not obtain necessary licenses, we could encounter substantial delays in developing and commercializing our drug candidates while we attempt to develop alternative technologies, methods and drug candidates, which we may not be able to accomplish. Furthermore, if we fail to comply with our obligations under our third party license agreements, we could lose license rights that are important to our business.

Risks Associated with Our Common Stock

Our common stock may have a volatile trading price and low trading volume.

The market price of our common stock could be subject to significant fluctuations. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the results of our current and any future clinical trials of IPI-504, IPI-493 and IPI-926 and our other drug candidates;

•	the results of preclinical studies and planned clinical trials of our other discovery-stage programs;

•	future sales of, and the trading volume in, our common stock;

•	the entry into key agreements, including those related to the acquisition or in-licensing of new programs, or the termination of key agreements;

•	the results and timing of regulatory reviews relating to the approval of our drug candidates;

•	the initiation of, material developments in, or conclusion of litigation to enforce or defend any of our intellectual property rights;

•	the initiation of, material developments in, or conclusion of litigation to defend product liability claims;

•	the failure of any of our drug candidates, if approved, to achieve commercial success;

•	the results of clinical trials conducted by others on drugs that would compete with our drug candidates;

•	issues in manufacturing our drug candidates or any approved products;

•	the loss of key employees;

•	changes in estimates or recommendations by securities analysts who cover our common stock;

•	future financings through the issuance of equity or debt securities or otherwise;

•	changes in the structure of health care payment systems;

•	our cash position and period-to-period fluctuations in our financial results; and

•	general and industry-specific economic conditions.

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common stock.

In the past, when the market price of a stock has been volatile, as our stock price may be, holders of that stock have occasionally brought securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit of this type against us, even if the lawsuit is without merit, negative publicity could be generated and we could incur substantial costs defending the lawsuit. A stockholder lawsuit could also divert the time and attention of our management.

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

Our executive officers, directors, certain affiliates and other major shareholders control approximately 40% of our outstanding common stock and have the ability to influence the company through this ownership position. For example, as a result of this concentration of ownership, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger or similar transaction. This concentration of ownership may, therefore, harm the market price of our common stock by:

•	delaying, deferring or preventing a change in control of Infinity;

•	impeding a merger, consolidation, takeover or other business combination involving Infinity; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of Infinity.

Item 4.	Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on June 17, 2009, our stockholders voted on two matters, each of which was adopted, as follows:

1.    A proposal to elect the following eleven directors to serve for a one-year term expiring at the 2010 annual meeting of stockholders:

	Votes For	Votes Against	Votes Abstaining
Martin Babler	18,476,029	77,911	20,422
Anthony B. Evnin, Ph.D.	18,528,770	25,170	20,422
Harry F. Hixson, Jr., Ph.D.	18,330,622	223,318	20,422
Steven H. Holtzman	18,536,373	17,568	20,422
Eric S. Lander, Ph.D.	18,413,830	140,110	20,422
Patrick P. Lee	18,539,150	14,216	20,996
Arnold J. Levine, Ph.D.	15,320,682	3,233,258	20,422
Franklin H. Moss, Ph.D.	18,338,976	214,964	20,422
Ian F. Smith	18,413,705	14,703	145,954
James B. Tananbaum, M.D.	18,538,972	14,968	20,422
Michael C. Venuti, Ph.D.	18,463,815	90,125	20,422

2.    A proposal to ratify the selection of Ernst & Young LLP as our independent registered public accounting firm for the current fiscal year.

Votes For	Votes Against	Votes Abstaining
18,545,325	3,108	25,930

Item 6.	Exhibits

(a)	Exhibits.

The exhibits listed in the Exhibit Index are included in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFINITY PHARMACEUTICALS, INC.

Date: August 6, 2009	By:	/s/ Adelene Q. Perkins

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