Form 10-Q
period 2009-09-30
INFINITY PHARMACEUTICALS, INC.
filed 2009-11-09
CIK 1113148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on September 30, 2009: 26,198,513

INFINITY PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$33,974,419	$16,574,549
Available-for-sale securities	105,805,656	110,197,138
Unbilled accounts receivable	—	7,414,570
Notes receivable from employees	41,672	42,198
Prepaid expenses and other current assets	3,264,418	2,389,411

Total current assets	143,086,165	136,617,866
Property and equipment, net	5,584,099	5,320,439
Loan commitment asset from Purdue entities, net	16,453,050	17,319,000
Long-term available-for-sale securities	702,709	—
Notes receivable from employees	47,577	28,780
Restricted cash	1,146,368	1,138,161
Other assets	155,980	193,262

Total assets	$167,175,948	$160,617,508

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,494,398	$2,759,288
Accrued expenses	9,853,894	11,562,641
Deferred revenue from Purdue entities	3,227,030	1,702,860
Current portion of capital lease obligations	6,329	5,953

Total current liabilities	15,581,651	16,030,742
Deferred revenue from Purdue entities, less current portion	36,602,451	21,939,251
Other liabilities	2,286,661	2,340,099
Capital lease obligations, less current portion	7,154	11,949

Total liabilities	54,477,917	40,322,041
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding at September 30, 2009 and December 31, 2008	—	—
Common Stock, $.001 par value; 100,000,000 shares authorized; 26,198,513 and 24,064,857 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	26,199	24,065
Additional paid-in capital	285,947,863	268,447,955
Accumulated deficit	(173,492,956)	(148,891,909)
Accumulated other comprehensive income	216,925	715,356

Total stockholders’ equity	112,698,031	120,295,467

Total liabilities and stockholders’ equity	$167,175,948	$160,617,508

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Collaborative research and development revenue:
From Purdue entities	$13,775,745	$—	$36,370,000	$—
Other	—	2,500,000	—	16,391,458
Operating expenses:
Research and development	18,499,060	11,732,206	60,453,361	31,029,091
General and administrative	4,570,282	3,780,740	15,581,871	11,234,423

Total operating expenses	23,069,342	15,512,946	76,035,232	42,263,514

Loss from operations	(9,293,597)	(13,012,946)	(39,665,232)	(25,872,056)
Other income (expense):
Interest expense	(433,272)	(2,113)	(866,943)	(19,800)
Income from residual funding after reacquisition of Hsp90 program	—	—	12,450,000	—
Income from NIH reimbursement	—	—	1,745,386	—
Interest and investment income	401,264	623,543	1,735,742	2,774,366

Net other income (expense)	(32,008)	621,430	15,064,185	2,754,566

Net loss	$(9,325,605)	$(12,391,516)	$(24,601,047)	$(23,117,490)

Basic and diluted loss per common share	$(0.36)	$(0.63)	$(0.94)	$(1.17)

Basic and diluted weighted average number of common shares outstanding	26,154,557	19,759,766	26,062,217	19,722,255

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Operating activities
Net loss	$(24,601,047)	$(23,117,490)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,591,335	1,520,018
Stock-based compensation	5,444,847	4,271,516
Gain on sales of property and equipment	(62,171)	(29,000)
Gain on sales of available-for-sale securities	(28,052)	(107,313)
Impairment of available-for-sale security	15,666	49,428
Amortization of loan commitment asset from Purdue	865,950	—
Net accretion of available-for-sale securities	(242,801)	(1,497,121)
Other, net	36,767	49,084
Changes in operating assets and liabilities:
Accounts receivable and unbilled accounts receivable	7,414,570	800,190
Prepaid expenses and other assets	(860,930)	238,171
Accounts payable, accrued expenses and other liabilities	(1,968,844)	(1,066,313)
Deferred revenue	16,187,370	(15,625,000)

Net cash provided by (used in) operating activities	3,792,660	(34,513,830)

Investing activities
Purchases of property and equipment	(1,854,995)	(601,594)
Proceeds from sales of property and equipment	62,171	29,000
Purchases of available-for-sale securities	(134,813,291)	(91,180,122)
Proceeds from sales of available-for-sale securities	36,141,736	28,540,158
Proceeds from maturities of available-for-sale securities	102,117,084	93,122,409

Net cash provided by investing activities	1,652,705	29,909,851

Financing activities
Proceeds from issuances of common stock	168,924	93,901
Proceeds from issuance of common stock and warrants to Purdue entities	11,830,000	—
Release of restricted cash	—	564,986
Payments on equipment loan and other debt	—	(360,660)
Capital lease payments	(4,419)	(8,699)
New employee loans	(40,000)	(30,000)

Net cash provided by financing activities	11,954,505	259,528

Net increase (decrease) in cash and cash equivalents	17,399,870	(4,344,451)
Cash and cash equivalents at beginning of period	16,574,549	23,164,721

Cash and cash equivalents at end of period	$33,974,419	$18,820,270

Supplemental cash flow disclosure
Interest paid	$982	$13,738

Income taxes paid	$30,000	$92,000

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

Infinity Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Organization

Infinity Pharmaceuticals, Inc. is a drug discovery and development company that is utilizing its strength in small molecule drug technologies to discover and develop medicines for the treatment of cancer and related conditions. As used throughout these unaudited, condensed consolidated financial statements, the terms “Infinity,” “we,” “us,” and “our” refer to the business of Infinity Pharmaceuticals, Inc. and its subsidiary.

2.	Basis of Presentation

These condensed consolidated financial statements include the accounts of Infinity and its wholly-owned subsidiary. We have eliminated all significant intercompany accounts and transactions in consolidation.

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2009. We have evaluated our condensed consolidated financial statements through November 9, 2009, the date these financial statements were issued.

The information presented in the condensed consolidated financial statements and related footnotes at September 30, 2009, and for the three and nine months ended September 30, 2009 and 2008, is unaudited and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2008 have been derived from our audited financial statements. For further information, refer to the consolidated financial statements and accompanying footnotes included in our annual report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 13, 2009.

3.	Significant Accounting Policies

Financial Accounting Standards Board (“FASB”) Codification

In June 2009, the FASB issued Financial Accounting Standards Board Statement (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a Replacement of FASB Statement No. 162 (“SFAS No. 168”). The FASB Accounting Standards Codification (the “Codification”) is intended to be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards have been superseded as described in SFAS No. 168. All other accounting literature not included in the Codification is non-authoritative. The adoption of SFAS No. 168 during the three months ended September 30, 2009 did not impact our financial position or results of operations. All references on authoritative nongovernmental U.S. generally accepted accounting principles throughout this quarterly report on Form 10-Q relate to the Codification.

Cash Equivalents and Available-For-Sale Securities

Cash equivalents and available-for-sale securities primarily consist of money market funds, U.S. government-sponsored enterprise obligations, corporate obligations, U.S. Treasury obligations and asset-backed securities. We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents, which consist primarily of a money market fund and a U.S. government-sponsored enterprise obligation, are stated at market value and are both readily convertible to known amounts of cash and close enough to maturity that each presents insignificant risk of change in value due to changes in interest rates. Our classification of cash equivalents is consistent with prior periods.

We determine the appropriate classification of available-for-sale securities at the time of purchase and reevaluate such designation at each balance sheet date. We have classified all of our marketable securities at September 30, 2009 and December 31, 2008 as “available-for-sale.” We carry available-for-sale securities at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income, which is a separate component of stockholders’ equity. We adjust the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. We include such amortization and accretion in interest and investment income. The cost of securities sold is based on the specific identification method. We include interest and dividends on securities classified as available-for-sale in interest and investment income. Realized gains and losses and certain other-than-temporary impairments on available-for-sale securities are reported in interest and investment income.

Other-than-temporary impairments must be recognized through earnings if we have the intent to sell the debt security or if it is more likely than not that we will be required to sell the debt security before recovery of our amortized cost basis. Even if we do not expect to sell a debt security, we must also evaluate expected cash flows to be received and determine if a credit loss has occurred. In the event of a credit loss, only the amount associated with the credit loss is recognized through earnings. The amount of loss relating to other factors is recorded in accumulated other comprehensive income.

Segment Information

We make operating decisions based upon performance of the enterprise as a whole and utilize our consolidated financial statements for decision making. We operate in one business segment, which focuses on drug discovery and development.

All of our revenues to date have been generated under research collaboration agreements. Revenue associated with the amortization of the deferred revenue associated with the grant of licenses to, and reimbursed research and development services provided for, Mundipharma International Corporation Limited (“Mundipharma”) and Purdue Pharmaceutical Products L.P. (“Purdue”) accounted for all of our revenue for the three and nine months ended September 30, 2009. Revenues associated with the up-front license fee we received from MedImmune, Inc., a division of AstraZeneca plc (“MedImmune/AZ”), accounted for 100% of our revenue for the three months ended September 30, 2008 and 46% of our revenue for the nine months ended September 30, 2008. Revenue associated with the up-front license fee and reimbursable research and development services we received from the Novartis Institutes for BioMedical Research, Inc. (“Novartis”) accounted for the remaining 54% of our revenue for the nine months ended September 30, 2008.

Payments due from MedImmune/AZ represented 64% of our unbilled accounts receivable balance as of December 31, 2008. Payments due from Mundipharma and Purdue represented the remaining 36% of our unbilled accounts receivable balance at December 31, 2008.

Basic and Diluted Loss per Common Share

Basic loss per share is based upon the weighted average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted loss per share is based upon the weighted average number of common shares outstanding during the period, plus the effect of additional weighted average common equivalent shares outstanding during the period when the effect of adding such shares is dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options (the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method), the exercise of outstanding warrants and the vesting of restricted shares of common stock. In addition, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options. Common equivalent shares have not been included in the loss per share calculations for the periods presented because the effect of including them would have been anti-dilutive. Total potential gross common equivalent shares consisted of the following:

	At September 30,
	2009	2008
Stock options	5,051,643	4,026,680
Warrants	6,246,629	246,629
Unvested restricted shares	22,164	14,435

Stock-Based Compensation Expense

We expense the fair value of employee stock options and other equity compensation. We use our judgment in determining the fair value of our equity instruments, including in selecting the inputs we use for the Black-Scholes valuation model. Equity instrument valuation models are by their nature highly subjective. Any significant changes in any of our judgments, including those used to select the inputs for the Black-Scholes valuation model, could have a significant impact on the fair value of the equity instruments granted and the associated compensation charge we record in our financial statements.

Revenue Recognition

To date, all of our revenue has been generated under research collaboration agreements. The terms of these research collaboration agreements may include payment to us of non-refundable, up-front license fees, funding or reimbursement of research and development efforts, milestone payments if specified objectives are achieved, and/or royalties on product sales. We divide agreements containing multiple elements into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the collaborative partner and whether there is objective and reliable evidence of fair value of the undelivered obligation(s). For these agreements, we allocate the consideration we receive among the separate units based on their respective fair values or, in some cases, the residual method, and we apply the applicable revenue recognition criteria to each of the separate units.

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

We will recognize royalty revenue, if any, based upon actual and estimated net sales by the licensee of licensed products in licensed territories, and in the period the sales occur. We have not recognized any royalty revenues to date.

Research and Development Expense

Research and development expense consists of expenses incurred in performing research and development activities, including salaries and benefits, facilities expenses, overhead expenses, materials and supplies, preclinical expenses, clinical trial and related clinical manufacturing expenses, stock-based compensation expense, contract services, and other outside expenses. We expense research and development costs as they are incurred. We have entered into certain collaboration agreements in which expenses are shared with the collaborator, and others in which we are reimbursed for work performed on behalf of the collaborator. We record all of our expenses as research and development expense. If the arrangement is a cost-sharing arrangement and there is a period during which we receive payments from the collaborator, we record payments from the collaborator for its share of the development effort as a reduction of research and development expense. If the arrangement is a cost-sharing arrangement and there is a period during which we make payments to the collaborator, we record our payments to the collaborator for its share of the development effort as additional research and development expense. If the arrangement provides for reimbursement of research and development expenses, we record the reimbursement as revenue. Our collaboration with MedImmune/AZ was a cost-sharing arrangement; our alliance with Mundipharma and Purdue provides for, and our collaboration with Novartis provided for, the reimbursement of our research and development expenses.

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

Due to the uncertainty surrounding the realization of favorable tax attributes in future tax returns, we have recorded a full valuation allowance against our otherwise recognizable net deferred tax assets as of September 30, 2009 and December 31, 2008.

Fair Value Measurements

We define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We determine fair value based on the assumptions market participants use when pricing the asset or liability. We also use the fair value hierarchy that prioritizes the information used to develop these assumptions.

The carrying amounts reflected in the condensed, consolidated balance sheets for unbilled accounts receivable, notes receivable from employees, prepaid expenses and other current assets, accounts payable and accrued expenses approximate fair value due to their short term maturities.

Property and Equipment

Property and equipment are stated at cost. Application development costs incurred for computer software developed or obtained for internal use are capitalized. Depreciation is recorded using the straight-line method over the estimated useful lives of the applicable assets. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from the respective account and the resulting gain or loss, if any, is included in current operations. Amortization of leasehold improvements and capital leases are included in depreciation expense. Repairs and maintenance charges that do not increase the useful life of the assets are charged to operations as incurred. Property and equipment are depreciated over the following periods:

Laboratory equipment	5 years
Computer equipment and software	3 years
Leasehold improvements	Shorter of life of lease or useful life of asset
Furniture and fixtures	7 years

New Accounting Pronouncements

In October 2009, the FASB issued Accounting Standard Update No. 2009-13, Multiple-Element Revenue Arrangements (“ASU No. 2009-13”), which updates the existing multiple-element revenue arrangements guidance currently included in Accounting Standards Codification No. 605-25, in two ways. The first change relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. This is significant as it will likely result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. ASU No. 2009-13 also significantly expands the disclosures required for multiple-element revenue arrangements. ASU No. 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. We do not expect ASU No. 2009-13 to have a material impact on our financial statements or results of operations.

4.	Stock-Based Compensation

We measure share-based compensation cost at the grant date based on the estimated fair value of the award, and recognize it as expense over the employee’s requisite service period. We have no awards with market or performance conditions. We use the Black-Scholes valuation model in determining the fair value of equity awards. Total stock-based compensation expense, related to all equity awards, for the three and nine months ended September 30, 2009 and 2008 comprised the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Effect of stock-based compensation on net loss by line item:
Research and development	$879,723	$719,594	$2,621,461	$2,012,391
General and administrative	898,312	743,226	2,823,386	2,259,125

As of September 30, 2009, there was approximately $9.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options, which are expected to be recognized over a weighted-average period of 2.7 years.

During the nine months ended September 30, 2009, we granted options to purchase 534,260 shares of our common stock at a weighted average fair value of $3.71. During the nine months ended September 30, 2008, we granted options to purchase 357,070 shares of our common stock at a weighted-average fair value of $3.70. The fair values were estimated using the Black-Scholes valuation model using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Risk-free interest rate	2.89%	3.25%	2.23%	2.87%
Expected annual dividend yield	—	—	—	—
Expected stock price volatility	58.65%	53.57%	56.64%	55.25%
Expected term of options	5.53 years	5.08 years	5.42 years	5.24 years

5.	Comprehensive Loss

The components of our comprehensive loss include our net loss and the change in unrealized gains and losses on our available-for-sale securities. For the three and nine months ended September 30, 2009 and 2008, comprehensive loss was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net loss	$(9,325,605)	$(12,391,516)	$(24,601,047)	$(23,117,490)
Net unrealized holding losses on available-for-sale securities (1)	(228,493)	(9,953)	(498,431)	(112,901)

Total comprehensive loss	$(9,554,098)	$(12,401,469)	$(25,099,478)	$(23,230,391)

(1)	For the three and nine months ended September 30, 2009, net realized gains on available-for-sale securities included in net loss totaled $19,273 and $12,386, respectively. For the nine months ended September 30, 2008, the net realized gains on available-for-sale securities included in net loss totaled $57,885. There were no realized gains or losses during the three months ended September 30, 2008.

Accumulated other comprehensive income consists of unrealized net gains on available-for-sale securities.

6.	Cash, Cash Equivalents and Available-for-Sale Securities

The following is a summary of cash, cash equivalents and available-for-sale securities:

	September 30, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents due in 90 days or less	$33,974,394	$25	$—	$33,974,419
Available-for-sale securities:
Corporate bonds due in one year or less	20,393,047	100,113	—	20,493,160
U.S. Treasury securities due in one year or less	2,279,922	5,066	—	2,284,988
Asset backed securities due after ten years	708,094	—	(5,385)	702,709
U.S. government-sponsored enterprise obligations due in one year or less	82,910,402	117,442	(336)	83,027,508

Total available-for-sale securities	106,291,465	222,621	(5,721)	106,508,365

Total cash, cash equivalents and available-for-sale securities	$140,265,859	$222,646	$(5,721)	$140,482,784

	December 31, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents due in 90 days or less	$16,566,285	$8,264	$—	$16,574,549
Available-for-sale securities:
Corporate bonds due in one year or less	40,888,605	320,025	—	41,208,630
U.S. Treasury securities due in one year or less	1,520,153	1,057	—	1,521,210
Asset backed securities due after ten years	765,845	345	(16,633)	749,557
U.S. government-sponsored enterprise obligations due in one year or less	66,315,443	402,298	—	66,717,741

Total available-for-sale securities	109,490,046	723,725	(16,633)	110,197,138

Total cash, cash equivalents and available-for-sale securities	$126,056,331	$731,989	$(16,633)	$126,771,687

We had three debt securities in an unrealized loss position at September 30, 2009. These securities have been in such a position for less than 12 months. The unrealized loss on those securities was $5,721 and their fair value was $2,215,834. An other-than-temporary impairment must be recognized through earnings if we have the intent to sell the debt security or if it is more likely than not that we will be required to sell the debt security before recovery of our amortized cost basis. Even if we do not expect to sell a debt security, we must also evaluate expected cash flows to be received and determine if a credit loss has occurred. In the event of a credit loss, only the amount associated with the credit loss is recognized through earnings. We record the amount of loss relating to other factors in accumulated other comprehensive income. We do not consider the investments comprising our unrealized loss of $5,721 as of September 30, 2009 to be other-than temporarily impaired.

During the nine months ended September 30, 2009, we determined that one debt security was other-than-temporarily impaired and accordingly recorded a loss of $15,666 in our condensed consolidated statement of operations. During the nine months ended September 30, 2008, we determined that one debt security was other-than-temporarily impaired and accordingly recorded a loss of $49,428 in our condensed consolidated statement of operations. We determined that we did not have any securities that were other-than-temporarily impaired for the three months ended September 30, 2009 or 2008. We did not recognize any cumulative effect as an adjustment to the opening balance of accumulated deficit with a corresponding adjustment to accumulated other comprehensive income.

Realized gains on our available-for-sale securities were $19,273 and $28,052 for the three and nine months ended September 30, 2009, respectively. Realized gains on our available-for-securities were $107,313 for the nine months ended September 30, 2008. There were no realized gains for the three months ended September 30, 2008.

7.	Fair Value

We use a valuation hierarchy for disclosure of the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. The classification of a financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. For our fixed income securities, we reference pricing data supplied by our custodial agent and nationally known pricing vendors, using a variety of daily data sources, largely readily-available market data and broker quotes.

The following table provides the assets carried at fair value measured on a recurring basis as of September 30, 2009:

	Level 1	Level 2
Cash and cash equivalents	$32,468,329	$1,506,090
Corporate obligations (including commercial paper)	—	20,493,160
Asset-backed securities	—	702,709
U.S. Treasury securities	—	2,284,988
U.S. government-sponsored enterprise obligations	—	83,027,508

Total	$32,468,329	$108,014,455

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

There have been no changes to the valuation methods during the nine months ended September 30, 2009.

8.	Collaborations

Purdue and Mundipharma

In November 2008, we entered into strategic alliance agreements with each of Purdue and Mundipharma to develop and commercialize pharmaceutical products. The alliance includes product candidates that inhibit or target the Hedgehog pathway and fatty acid amide hydrolase, or FAAH, and product candidates arising out of all our discovery projects in all disease fields that achieve development candidate status on or before December 31, 2011 (with Mundipharma having the right, through the exercise of two consecutive one-year options, to extend such period through December 31, 2013). We refer to such three to five year period as the funded discovery period. Our heat shock protein 90, or Hsp90, and Bcl-2 programs are expressly excluded from the alliance. The agreement with Purdue is focused on the development and U.S. commercialization of products targeting FAAH. The agreement with Mundipharma is focused on the development and commercialization outside of the United States of all products and product candidates covered by the alliance, including those targeting FAAH.

Under the strategic alliance agreements, we have responsibility and decision-making authority for the performance of early discovery projects and the development of all product candidates on a worldwide basis. There are no joint steering or similar committees for the alliance. Mundipharma is obligated to pay 100% of our contractually budgeted amounts for research and development expenses incurred by us for early discovery projects and product candidates included in the alliance until the later of December 31, 2013 and the commencement of the first Phase 3 clinical study of such product candidate. We refer to such date as the transition date. After the transition date for each product candidate other than those arising out of the FAAH project, we will share with Mundipharma all research and development costs for such product candidate equally. Upon completion of the first Phase 1 clinical study of the first product developed under the research program that inhibits or targets FAAH, Purdue and Mundipharma may elect to assume responsibility, at their own expense, for the future development of FAAH products and their sale in and outside of the United States, respectively. We are recording revenue for reimbursed research and development services we perform for Mundipharma and Purdue. We recorded $13.1 million and $34.2 million in such revenue in the three and nine month periods ended September 30, 2009, respectively. In the first month of each quarter, Purdue and Mundipharma each prepay a quarterly research and development service amount, which we record as deferred revenue and amortize to revenue as earned over the period of effort.

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

The fair value of these warrants was estimated as of November 2008 using a binomial valuation model assuming no expected dividends, a volatility of 58%, contractual lives ranging from 1.6 years to 3.6 years and risk-free interest rates ranging from of 1.0% to 1.5%. The aggregate fair value of these warrants of approximately $1.3 million was recorded as additional paid-in capital in the nine months ended September 30, 2009.

In November 2008 for financial statement purposes, we recorded $23.8 million as deferred revenue associated with the grant of licenses to Mundipharma and Purdue. This amount represented the excess of the amount paid by Purdue and PPLP for the four million shares of our common stock ($11.25 per share) over the closing market price on the day before the first equity closing ($5.29 per share). In 2008, we considered our obligation, absent material adverse changes, to issue Purdue and PPLP the second closing securities to be a forward contract with immaterial intrinsic value, which was recorded in stockholders’ equity. This forward contract closed in January 2009 upon the issuance of the second closing securities. In January 2009 for financial statement purposes, we recorded $18.2 million as deferred revenue associated with the grant of licenses to Mundipharma and Purdue representing the excess of the $30 million paid by Purdue and PPLP for the second closing securities over the fair market value of these securities ($5.29 per share for the common stock and approximately $1.3 million for the warrants) as of the day before the first equity closing. All deferred revenue related to this strategic alliance is currently recognized as revenue ratably over 14 years, which is our estimated period of performance under the alliance agreements. We will periodically review this estimate and make adjustments as facts and circumstances dictate. We recognized $0.7 million and $2.2 million in such revenue in the three and nine months ended September 30, 2009, respectively.

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

The extension of the line of credit at an interest rate below our incremental borrowing rate represented the transfer of additional value to us in the arrangement. As such, we recorded the fair value of the line of credit of $17.3 million as a loan commitment asset on our balance sheet in 2008. Because Purdue and its associated companies became significant related parties as a result of the equity issuances, we recorded the offset to this loan commitment asset as additional paid-in capital in 2008. Beginning on April 1, 2009, when the line of credit was first available for our use, we started amortizing this asset on a straight line basis to interest expense over the life of the loan arrangement, or 10 years. During the three and nine months ended September 30, 2009, we recognized $0.4 million and $0.9 million, respectively, in such expense. As of September 30, 2009, no amounts have been borrowed under this line of credit.

MedImmune/AZ

In August 2006, we entered into a product development and commercialization agreement with MedImmune/AZ to jointly develop and commercialize cancer drugs targeting Hsp90 and the Hedgehog pathway. Under the terms of this agreement, we shared equally with MedImmune/AZ all development costs, as well as potential profits and losses, from any future marketed products. In November 2007, we regained from MedImmune/AZ worldwide development and commercialization rights under our Hedgehog pathway program on a royalty-free basis. In December 2008, we regained from MedImmune/AZ worldwide development and commercialization rights under our Hsp90 chaperone inhibitor program. Following the reacquisition of the Hsp90 chaperone inhibitor program in December 2008 we had no more substantial performance obligations to MedImmune/AZ and as such, we recognized the remaining portion of the up-front license fee as revenue in the year ended December 31, 2008. We also recorded reimbursable amounts from MedImmune/AZ through December 31, 2008 as income from residual funding, a component of other income in our statement of operations. MedImmune/AZ’s funding obligation under the Hsp90 chaperone inhibitor program was to continue until June 2009. In January 2009, we reached an agreement with MedImmune/AZ to settle the residual funding obligation remaining for 2009 through lump-sum payments totaling $12.5 million, which were recorded as income from residual funding after reacquisition of Hsp90 program in the nine months ended September 30, 2009. We received $12.5 million in cash from MedImmune/AZ in the nine months ended September 30, 2009.

Since the MedImmune/AZ collaboration was a cost-sharing arrangement, we recorded reimbursable amounts for MedImmune/AZ’s share of the development effort up through the date of our reacquisition of the Hsp90 chaperone inhibitor program in December 2008 as a reduction of research and development expense. We reduced research and development expense for MedImmune/AZ reimbursable amounts by $4.2 million and $13.2 million for the three and nine months ended September 30, 2008. The entirety of our deferred revenue at September 30, 2008 was attributable to the up-front license fee we received from MedImmune/AZ upon entry into this collaboration. We recognized $2.5 million and $7.5 million in revenue in connection with the amortization of the deferred revenue in the three and nine months ended September 30, 2008. In the three and nine months ended September 30, 2009, we did not recognize any up-front license fee revenue nor did we record a reduction of research and development expense associated with the MedImmune/AZ collaboration. We will not recognize any revenue from the up-front license fee nor record any reduction of research and development expense or any income from residual funding after reacquisition of Hsp90 program related to the MedImmune/AZ collaboration in future periods.

9.	Income from NIH Reimbursement

During the nine months ended September 30, 2009, we received $1.7 million from the National Institutes of Health relating to contract work performed by Discovery Partners International, Inc. from August 2004 through June 2006. As the amount received is not related to our ordinary operations, we have recorded the amount as other income.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. Some of the information contained in this discussion and analysis and set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the section titled “Risk Factors” in Part II of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this report.

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

We are evaluating IPI-504 in multiple clinical trials, including an international Phase 2 clinical trial of IPI-504 in combination with Herceptin® (trastuzumab) in patients with HER2-positive metastatic breast cancer, the Phase 2 portion of a Phase 1/2 clinical trial of IPI-504 in patients with advanced non-small cell lung cancer, or NSCLC, and a Phase 1 clinical trial of IPI-504 in combination with Taxotere® (docetaxel) in patients with advanced solid tumors. The clinical trials of IPI-504 in combination with Herceptin and Taxotere are both actively enrolling patients; patient enrollment in the NSCLC study is complete and data analysis is ongoing. Additionally, we expect to commence a trial of IPI-504 in patients with advanced, dedifferentiated liposarcoma in early 2010. In May 2009, we presented preliminary data from the NSCLC and Taxotere combination trials at the 2009 American Society for Clinical Oncology Annual Meeting demonstrating a generally well-tolerated safety profile in both trials and, in the NSCLC trial, anti-tumor activity evidenced by a 14% overall response rate. We are currently researching genetic biomarkers that could be related to response to IPI-504 in patients with NSCLC. Based on the results of this research, we plan to conduct further clinical investigation of IPI-504 in patients with NSCLC.

We are also enrolling patients in a Phase 1 clinical trial of IPI-493, an orally-delivered inhibitor of Hsp90, in patients with advanced solid tumors. This trial is designed to assess the safety and tolerability of IPI-493 and to identify a dose and schedule for subsequent studies. We plan to conduct further clinical evaluation of IPI-493 in 2010.

In April 2009, we elected to close our international Phase 3 registration trial of IPI-504 in patients with refractory gastrointestinal stromal tumors (“GIST”) following the recommendation of our independent data monitoring committee, or IDMC. The IDMC’s recommendation to close this study followed an early review of safety data that showed a higher than anticipated mortality rate among patients enrolled in the treatment arm. We expect to report data from this trial in early 2010.

In December 2008, we reacquired from MedImmune, Inc., an affiliate of AstraZeneca plc, all worldwide development and commercialization rights for our Hsp90 chaperone inhibitor program, which includes IPI-504 and IPI-493. We refer to MedImmune in this report as MedImmune/AZ.

Our next most advanced program is directed against the Hedgehog signaling pathway, or Hedgehog pathway. The Hedgehog pathway is highly active in regulating tissue and organ formation during embryonic development. When abnormally activated, the Hedgehog pathway is believed to play a central role in allowing the proliferation and survival of several types of cancers, including pancreatic, prostate, lung, breast, blood, skin and certain brain cancers. The lead candidate in our Hedgehog pathway program, IPI-926, has shown potent and selective inhibition of the Hedgehog pathway as well as anti-tumor activity in preclinical models. In October 2008, we commenced a Phase 1 clinical trial evaluating IPI-926 in patients with advanced and/or metastatic solid tumors. The primary objectives of this study are to evaluate the safety and tolerability of IPI-926 and to identify a dose and schedule for subsequent studies. We expect to initiate Phase 2 development of IPI-926 beginning in 2010. We are pursuing our Hedgehog pathway program in collaboration with Mundipharma International Corporation Limited, or Mundipharma.

We also have a discovery program directed to fatty acid amide hydrolase, or FAAH, an emerging target for neuropathic pain. The enzyme FAAH degrades anandamide, which is a neurotransmitter that produces a pain relieving effect in response to pain and nerve injury. FAAH inhibition is believed to increase the duration of anandamide’s effect, prolonging pain relief at the site of release. In early 2009, we selected IPI-940 as our clinical candidate for this program and we are conducting studies directed to the filing of an investigational new drug application for IPI-940 with the FDA. We expect to start a Phase 1 clinical trial of IPI-940 in early 2010. We are pursuing our FAAH program in collaboration with Mundipharma and an independent associated company, Purdue Pharmaceutical Products L.P., or Purdue.

We have spent, and expect to continue to spend, significant resources to fund the research and development of IPI-504, IPI-493, IPI-926, IPI-940 and our other drug candidates. While we may have net income in future periods as a result of non-recurring collaboration income, we expect to incur substantial and increasing operating losses over the next several years as our clinical trial and drug manufacturing activities increase.

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

Collaboration Agreements

Purdue and Mundipharma. In November 2008, we entered into strategic alliance agreements with each of Purdue and Mundipharma to develop and commercialize pharmaceutical products. The alliance includes product candidates that inhibit or target the Hedgehog pathway and FAAH, and product candidates arising out of all our discovery projects in all disease fields that achieve development candidate status on or before December 31, 2011 (with Mundipharma having the right, through the exercise of two consecutive one-year options, to extend such period through December 31, 2013). We refer to such three to five year period as the funded discovery period. Our Hsp90 and Bcl-2 programs are expressly excluded from the alliance. The agreement with Purdue is focused on the development and U.S. commercialization of products targeting FAAH. The agreement with Mundipharma is focused on the development and commercialization outside of the United States of all products and product candidates covered by the alliance, including those targeting FAAH.

Under the strategic alliance agreements, we have responsibility and decision-making authority for the performance of early discovery projects and the development of all product candidates on a worldwide basis. There are no joint steering or similar committees for the alliance. Mundipharma is obligated to pay 100% of our contractually budgeted amounts for research and development expenses incurred by us for early discovery projects and product candidates included in the alliance until the later of December 31, 2013 and the commencement of the first Phase 3 clinical study of such product candidate. We refer to such date as the transition date. After the transition date for each product candidate other than those arising out of the FAAH project, we will share with Mundipharma all research and development costs for such product candidate equally. Upon completion of the first Phase 1 clinical study of the first product developed under the research program that inhibits or targets FAAH, Purdue and Mundipharma may elect to assume responsibility, at their own expense, for the future development of FAAH products and their sale in and outside of the

United States, respectively. We are recording revenue for reimbursed research and development services we perform for Mundipharma and Purdue. We recorded $13.1 million and $34.2 million in such revenue in the three and nine month periods ended September 30, 2009, respectively.

Mundipharma has the right to opt out of any early discovery project or any preclinical or clinical development program on an annual basis in November of each year. In the event of an opt-out decision, Mundipharma, together with Purdue with respect to the FAAH project, will continue to provide funding for, in the aggregate, 100% of our contractually budgeted research and development expenses for the applicable project or program for one year after the date of such opt out. Purdue has a comparable opt out right with respect to the FAAH project. In addition, we and Mundipharma each have the right to opt out of continued development of a product candidate after it has reached the transition date, with a one year tail funding obligation for its 50% of post-transition date research and development expenses. If a party exercises its right to opt out of the development of a product or product candidate after the transition date, the other party may elect to continue the development and assume responsibility for the worldwide commercialization of such product or product candidate, subject to the payment of a royalty.

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

In 2008, we recorded $23.8 million as deferred revenue associated with the grant of licenses to Mundipharma and Purdue. This amount represented the excess of the amount paid by Purdue and PPLP for our common stock ($11.25 per share) over the closing market price on the day before the first equity closing ($5.29 per share). In 2008, we considered our obligation, absent material adverse changes, to issue Purdue and PPLP the second closing securities to be a forward contract with immaterial intrinsic value, which was recorded in stockholders’ equity. This forward contract closed in January 2009 upon the issuance of the second closing securities. In January 2009, we recorded $18.2 million as deferred revenue associated with the grant of licenses to Mundipharma and Purdue, representing the excess of the $30 million paid by Purdue and PPLP for the second closing securities over the fair market value of these securities ($5.29 per share for the common stock and approximately $1.3 million for the warrants) as of the day before the first equity closing. All deferred revenue related to the strategic alliance with Mundipharma and Purdue will be recognized as revenue ratably over 14 years, which is our estimated period of performance under the arrangement. We will periodically review this estimate and make adjustments as facts and circumstances dictate. We recognized $0.7 million and $2.2 million in such revenue in the three and nine months ended September 30, 2009, respectively.

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

The extension of the line of credit at an interest rate below our incremental borrowing rate represents the transfer of additional value to us in the arrangement. As such, we recorded the fair value of the line of credit of $17.3 million as a loan commitment asset on our balance sheet in 2008. We are amortizing this asset to interest expense over the life of the loan arrangement, or 10 years commencing on April 1, 2009. Because Purdue and its associated companies became significant related parties as a result of the equity issuances, we recorded the offset to this asset as additional paid-in capital in 2008. As of September 30, 2009, no amounts have been borrowed under this line of credit.

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

Under the terms of this agreement, we shared equally with MedImmune/AZ all development costs, as well as potential profits and losses, from any future marketed products. MedImmune/AZ made non-refundable, up-front payments totaling $70 million to us in order to obtain co-exclusive rights to the Hsp90 and Hedgehog pathway development programs, and paid a $15 million milestone to us in 2008 upon initiation of the phase 3 clinical trial of IPI-504 in patients with GIST that we elected to close in April 2009. Upon the reacquisition of rights to the Hsp90 chaperone inhibitor program, we recognized all of the remaining deferred revenue related to the up-front license fee from MedImmune/AZ, as we had no further performance obligations to MedImmune/AZ. Following the reacquisition of the Hsp90 chaperone inhibitor program in December 2008, MedImmune/AZ remained obligated to fund an amount equivalent to its share of Hsp90 program costs for the ensuing six-month period, and we recorded these reimbursable amounts from the reacquisition date through December 31, 2008 as income from residual funding, a component of other income in our statement of operations. In January 2009, however, we agreed with MedImmune/AZ to settle the residual funding obligation remaining for 2009 through lump-sum payments totaling $12.5 million, which were recorded as income from residual funding after reacquisition of Hsp90 program in the nine months ended September 30, 2009. We received $12.5 million in cash from MedImmune/AZ in the nine months ended September 30, 2009.

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

Research and Development Expense

We are a drug discovery and development company that has focused its efforts in the field of cancer and related conditions. Our research and development expense primarily consists of the following:

•	compensation of personnel associated with research activities, including consultants;

•	clinical testing costs, including payments made to contract research organizations;

•	laboratory supplies and materials;

•	manufacturing drug candidates for preclinical testing and clinical studies;

•	preclinical testing costs, including costs of toxicology studies;

•	fees paid to professional service providers for independent monitoring and analysis of our clinical trials;

•	depreciation of equipment; and

•	allocated costs of facilities.

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

General and Administrative Expense

General and administrative expense primarily consists of salaries and other related costs for personnel in executive, finance, accounting, legal, information technology infrastructure, corporate communications and human resources functions. Other costs include facilities costs not otherwise included in research and development expense, professional fees for legal and accounting services and early commercial development costs. General and administrative expense also consists of the costs of maintaining our intellectual property portfolio.

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

Financial Accounting Standards Board (“FASB”) Codification

In June 2009, the FASB issued Financial Accounting Standards Board Statement (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a Replacement of FASB Statement No. 162 (“SFAS No. 168”). The FASB Accounting Standards Codification (the “Codification”) is intended to be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards have been superseded as described in SFAS No. 168. All other accounting literature not included in the Codification is non-authoritative. The adoption of SFAS No. 168 during the three months ended September 30, 2009 did not impact our financial position or results of operations. All references on authoritative nongovernmental U.S. generally accepted accounting principles throughout this quarterly report on Form 10-Q relate to the Codification.

Revenue Recognition

To date, all of our revenue has been generated under research collaboration agreements. The terms of these research collaboration agreements may include payment to us of non-refundable, up-front license fees, funding or reimbursement of research and development efforts, milestone payments if specified objectives are achieved, and/or royalties on product sales. We divide agreements containing multiple elements into separate units of accounting if certain criteria are met, including whether the delivered element has stand-alone value to the collaborative partner and whether there is objective and reliable evidence of fair value of the undelivered obligation(s). For these agreements, we allocate the consideration that we receive among the separate units based on their respective fair values or the residual method, and we apply the applicable revenue recognition criteria to each of the separate units.

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

We will recognize royalty revenue, if any, based upon actual and estimated net sales by the licensee of licensed products in licensed territories, and in the period the sales occur. We have not recognized any royalty revenue to date.

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

Research and Development Expense

Research and development expense consists of expenses incurred in performing research and development activities. We expense research and development costs as they are incurred. We have entered into certain collaboration agreements in which expenses are shared with the collaborator, and others in which we are reimbursed for work performed on behalf of the collaborator. We record all of these expenses as research and development expense. If the arrangement is a cost-sharing arrangement and there is a period during which we receive payments from the collaborator, we record payments from the collaborator for its share of the development effort as a reduction of research and development expense. If the arrangement is a cost-sharing arrangement and there is a period during which we make payments to the collaborator, we record our payments to the collaborator for its share of the development effort as additional research and development expense. If the arrangement provides for reimbursement of research and development expenses, we record the reimbursement as revenue. Our collaboration with MedImmune/AZ was a cost-sharing arrangement; our alliance with Mundipharma and Purdue provides for, and our collaboration with Novartis provided for, the reimbursement of our research and development expenses.

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

Stock-Based Compensation

We expense the fair value of employee stock options and other equity compensation. We use our judgment in determining the fair value of our equity instruments, including in selecting the inputs we use for the Black-Scholes valuation model. Equity instrument valuation models are by their nature highly subjective. Any significant changes in any of our judgments, including those used to select the inputs for the Black-Scholes valuation model, could have a significant impact on the fair value of the equity instruments granted and the associated compensation charge we record in our financial statements.

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

Fair Value Measurements

We define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We determine fair value based on the assumptions market participants use when pricing the asset or liability. We also use the fair value hierarchy that prioritizes the information used to develop these assumptions.

New Accounting Pronouncements

In October 2009, the FASB issued Accounting Standard Update No. 2009-13, Multiple-Element Revenue Arrangements (“ASU No. 2009-13”), which updates the existing multiple-element revenue arrangements guidance currently included in Accounting Standards Codification No. 605-25, in two ways. The first change relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. This is significant as it will likely result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. ASU No. 2009-13 also significantly expands the disclosures required for multiple-element revenue arrangements. ASU No. 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. We do not expect ASU No. 2009-13 to have a material impact on our financial statements or results of operations.

Results of Operations

The following tables summarize our results of operations for each of the three and nine months ended September 30, 2009 and 2008, in thousands, together with the change in these items in dollars and as a percentage:

	For the Three Months Ended September 30,
	2009	2008	$ Change	% Change
Revenue	$13,776	$2,500	$11,276	451%
Research and development expense	(18,499)	(11,732)	(6,767)	58%
General and administrative expense	(4,570)	(3,781)	(789)	21%

	For the Three Months Ended September 30,
	2009	2008	$ Change	% Change
Interest expense	(433)	(2)	(431)	21,550%
Interest and investment income	401	624	(223)	(36)%

	For the Nine Months Ended September 30,
	2009	2008	$ Change	% Change
Revenue	$36,370	$16,391	$19,979	122%
Research and development expense	(60,453)	(31,029)	(29,424)	95%
General and administrative expense	(15,582)	(11,234)	(4,348)	39%
Interest expense	(867)	(20)	(847)	4,235%
Income from residual funding after reacquisition of Hsp90 program	12,450	—	12,450	—
Income from NIH reimbursement	1,745	—	1,745	—
Interest and investment income	1,736	2,774	(1,038)	(38)%

Revenue

Our revenue during the three and nine months ended September 30, 2009 consisted of approximately $13.1 million and $34.2 million, respectively, for reimbursed research and development services, and $0.7 million and $2.2 million, respectively, from the amortization of the deferred revenue associated with the grant of licenses, under our strategic alliance with Mundipharma and Purdue.

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

Research and Development Expense

Research and development expense represented approximately 80% and 76% of our total operating expenses for the three months ended September 30, 2009 and 2008, respectively. Research and development expense represented approximately 80% and 73% of our total operating expenses for the nine months ended September 30, 2009 and 2008, respectively. The increase in research and development expense as a percentage of total operating expenses was primarily due to our treatment of the cost-sharing provisions of our collaboration with MedImmune/AZ following our reacquisition of the worldwide development and commercialization rights to our Hsp90 chaperone inhibitor program in December 2008.

Research and development expense in the three months ended September 30, 2008 included a credit of $4.2 million for research and development amounts reimbursed by MedImmune/AZ under the cost-sharing provisions of the collaboration agreement. In addition to the effect of the MedImmune/AZ reimbursed amounts, the increase in research and development expense in the three months ended September 30, 2009 as compared to the same period in 2008 is primarily attributable to:

•

an increase of $1.4 million in compensation and benefits, including stock-based compensation expense, for our research and development personnel, which was primarily driven by the hiring of new research and development personnel and annual base salary increases; and

•	an increase of $0.8 million in pharmaceutical development expenses and $0.5 million in preclinical expenses as we advance our pipeline of drug candidates.

Research and development expense in the nine months ended September 30, 2008 included a credit of $13.2 million for research and development amounts reimbursed by MedImmune/AZ under the cost-sharing provisions of the collaboration agreement. In addition to the effect of the MedImmune/AZ reimbursed amounts, the increase in research and development expense in the nine months ended September 30, 2009 as compared to the same period in 2008 is primarily attributable to:

•

an increase of $4.7 million in compensation and benefits, including stock-based compensation expense, for our research and development personnel, which was primarily driven by the hiring of new research and development personnel and annual base salary increases;

•	an increase of $4.1 million in pharmaceutical development expenses and $1.1 million in preclinical expenses as we advance our pipeline of drug candidates;

•

an increase of $3.1 million for clinical trials of IPI-504, IPI-493 and IPI-926, including costs related to our phase 3 clinical trial of IPI-504 in patients with GIST that we stopped in April 2009; and

•	an increase of $1.2 million in consulting expenses.

During the three and nine months ended September 30, 2009 and 2008, we estimate that we incurred the following expenses by program. These expenses relate primarily to payroll and related expenses for personnel working on the programs, drug development and manufacturing, preclinical toxicology studies and clinical trial costs. In addition, for the Hsp90 chaperone and Hedgehog pathway inhibitor programs, these expenses for the nine months ended September 30, 2008 include credits of approximately $13.2 million attributable to amounts reimbursed by MedImmune/AZ under the cost-sharing provisions of our collaboration agreement. For the Hsp90 chaperone inhibitor program, these expenses for the three months ended September 30, 2008 include credits of approximately $4.2 million attributable to amounts reimbursed by MedImmune/AZ under the cost-sharing provisions of our collaboration agreement.

Program	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
Hsp90 Chaperone Inhibitors	$6.4 million	$3.9 million
Hedgehog Pathway Inhibitors	6.4 million	3.7 million
FAAH	2.1 million	—

Program	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Hsp90 Chaperone Inhibitors	$28.0 million	$12.8 million
Hedgehog Pathway Inhibitors	16.4 million	6.8 million
FAAH	6.9 million	—
Bcl-2	—	0.6 million

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

We expect expenses for our Hedgehog pathway inhibitor program to increase as we make progress in the clinical development of IPI-926. In addition, we expect expenses for FAAH to increase as we perform IND-enabling studies and commence clinical development of IPI-940. We do not expect to incur any future research and development expenses for the Bcl-2 program because our research obligations under our collaboration with Novartis ended in February 2008.

General and Administrative Expense

The increase in general and administrative expense for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 is primarily attributable to an increase of $0.6 million in compensation and benefits, including stock-based compensation expense, for our general and administrative personnel, which was primarily driven by the hiring of new general and administrative personnel and annual base salary increases, and an increase of $0.2 million in patent expenses.

The increase in general and administrative expense for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 is primarily attributable to an increase of $2.0 million in compensation and benefits, including stock-based compensation expense, for our general and administrative personnel, which was primarily driven by the hiring of new general and administrative personnel and annual base salary increases, an increase of $1.0 million in consulting expenses, principally related to early commercial development, an increase of $0.4 million in patent expenses, and an increase of $0.4 million in corporate communications expenses.

Interest Expense

Interest expense increased for the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008 primarily as a result of amortizing the loan commitment asset from Purdue.

Income from Residual Funding After Reacquisition of Hsp90 Program

MedImmune/AZ’s funding obligations under the Hsp90 chaperone inhibitor program were to continue from our reacquisition of that program in December 2008 until June 2009. In January 2009, we reached an agreement with MedImmune/AZ to settle the residual funding obligations remaining for 2009 through lump sum payments totaling approximately $12.5 million, which were recorded as income from residual funding after reacquisition of Hsp90 program in the nine months ended September 30, 2009. We do not expect any such income in future periods.

Income from NIH Reimbursement

During the nine months ended September 30, 2009, we received $1.7 million from the National Institutes of Health related to contract work performed by Discovery Partners International, Inc. from August 2004 through June 2006. We do not expect any such income in future periods.

Interest and Investment Income

Interest and investment income decreased in the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008 primarily as a result of the lower yields on our cash equivalents and available-for-sale securities. We expect interest and investment income to continue to be lower in 2009 as compared to 2008 primarily due to lower expected yields, partially offset by higher average balances due to the Purdue transaction.

Liquidity and Capital Resources

We have not generated any revenue from the sale of drugs to date, and we do not expect to generate any such revenue for the next several years, if at all. We have instead relied on the proceeds from sales of equity securities, interest on investments, license fees, expense reimbursement under our collaborations, milestone payments, contract service payments and debt to fund our operations. Our available-for-sale debt securities primarily trade in liquid markets, and the average days to maturity of our portfolio as of September 30, 2009 is less than six months. Because our product candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability.

Our significant capital resources are as follows:

	September 30, 2009	December 31, 2008
Cash, cash equivalents and available-for-sale securities	$140,482,784	$126,771,687
Working capital	127,504,514	120,587,124

	Nine Months Ended September 30,
	2009	2008

Cash provided by (used in):
Operating activities	$3,792,660	$(34,513,830)
Investing activities	1,652,705	29,909,851
Capital expenditures (included in investing activities above)	(1,854,995)	(601,594)
Financing activities	11,954,505	259,528

Cash Flows

The principal use of cash in operating activities in all of the periods presented was the funding of our research and development expenses, which increase as our drug development programs advance. Cash flows from operations can vary significantly due to various factors, including changes in accounts receivable and unbilled accounts receivable, as well as changes in accounts payable, accrued expenses and deferred revenue. During January 2009, we issued to Purdue and PPLP an aggregate of two million shares of our common stock and warrants to purchase up to six million shares of our common stock for cash proceeds of $30 million. These securities were recorded at their fair value of $11.8 million and reflected as cash flows from financing activities. The balance of $18.2 million was accounted for as an up-front license fee in deferred revenue and recorded in our cash flows from operating activities. During the nine months ended September 30, 2008, we recognized the remaining portion of our deferred revenue, or $8.1 million, related to the up-front license fee from Novartis upon conclusion of the research term of our Bcl-2 collaboration. During the nine months ended September 30, 2009, we collected all of our unbilled receivables from Purdue, Mundipharma and MedImmune/AZ.

Net cash used in investing activities for the period ended September 30, 2009 included $134.8 million in purchases of available-for-sale securities, proceeds of $102.1 million from maturities of available-for-sale securities, and proceeds of $36.1 million from sales of available-for-sale securities. Capital expenditures in the nine months ended September 30, 2009 primarily consisted of laboratory equipment and capitalized software costs. Capital expenditures for the nine months ended September 30, 2008 primarily consisted of laboratory equipment along with leasehold improvements and office equipment related to our additional office space.

We will need substantial additional funds to support our planned operations. In the absence of additional funding or business development activities and based on our current operating plans, we expect that our current cash, cash equivalents and available-for-sale securities, together with the $50 million line of credit that has been made available to us by Purdue, are sufficient to fund our planned operations into 2013. We may, however, need to raise additional funds before that date if our research and development expenses exceed our current expectations, if we do not receive the payments we expect to receive from Mundipharma and Purdue or if we acquire or license rights to additional drug candidates or new technologies from one or more third parties. This could occur for many reasons, including:

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

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments are in money market funds, U.S. government-sponsored enterprise obligations, corporate obligations, U.S. Treasury obligations and asset-backed securities. We do not enter into investments for trading or speculative purposes. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase.

A hypothetical 100 basis point increase in interest rates would result in an approximate $518,000 decrease in the fair value of our investments as of September 30, 2009, as compared to an approximate $418,000 decrease as of December 31, 2008. We generally hold our fixed income investments until maturity and, therefore, we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 4.	Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have a limited operating history for you to evaluate our business. We have no approved products and have generated no product revenue. We have primarily incurred operating losses. As of September 30, 2009, we had an accumulated deficit of $173.5 million. We have spent, and expect to continue to spend, significant resources to fund the research and development of IPI-504, IPI-493, IPI-926, IPI-940 and our other drug candidates. While we may have net income in future periods as the result of non-recurring collaboration income, as we did in the year ended December 31, 2008, we expect to incur substantial and increasing operating losses over the next several years as our clinical trial and drug manufacturing activities increase. As a result, we expect that our accumulated deficit will also increase significantly.

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

We will need substantial additional funds to support our planned operations. In the absence of additional funding or business development activities and based on our current operating plans, we expect that our current cash, cash equivalents and available-for-sale securities, together with the $50 million line of credit that has been made available to us by Purdue Pharmaceutical Products L.P., or Purdue, are sufficient to fund our planned operations into 2013. We may, however, need to raise additional funds before that date if our research and development expenses exceed our current expectations, if we do not receive the payments we expect to receive from Mundipharma International Corporation Limited, or Mundipharma, and Purdue or if we acquire or license rights to additional drug candidates or new technologies from one or more third parties. This could occur for many reasons, including:

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

As of September 30, 2009, we had approximately $140 million in cash, cash equivalents and available-for-sale securities. We historically have invested these amounts in money market funds, corporate obligations, U.S. government-sponsored enterprise obligations, U.S. Treasury securities and asset-backed securities meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, market and interest rate risks, which may be affected by U.S. sub-prime mortgage defaults that have affected various sectors of the financial markets and caused credit and liquidity issues. We may realize losses in the fair value of these investments or a complete loss of these investments. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio may have a material adverse effect on our financial condition and results of operations.

Our results to date do not guarantee that any of our product candidates will be safe or effective, or receive regulatory approval.

The risk of failure of our current clinical candidates is high. To date, the data supporting our clinical development strategy for IPI-504, IPI-493, IPI-926, and IPI-940 are derived solely from laboratory and preclinical studies and, in the case of IPI-504, limited early-stage clinical trials. Later clinical trials may not yield data consistent with earlier clinical trials, as was the case in our Phase 3 clinical trial of IPI-504 in patients with gastrointestinal stromal tumors, or GIST, which we elected to close in April 2009 when an early review of safety data showed a higher than anticipated mortality rate among patients enrolled in the treatment arm. In such a case, it may be necessary for us to change our development strategy or abandon development of that drug candidate, either of which would result in delays and additional costs. It is impossible to predict when or if IPI-504, IPI-493, IPI-926, IPI-940 or any of our other drug candidates will prove safe or effective in humans or receive regulatory approval. These drug candidates may not demonstrate in patients the chemical and pharmacological properties ascribed to them in laboratory studies or early-stage clinical trials, and they may interact with human biological systems or other drugs in unforeseen, ineffective or harmful ways. If we are unable to discover or successfully develop drugs that are safe and effective in humans, we will not have a viable business.

If our global strategic alliance with Mundipharma and Purdue, or any future alliance we may enter into, is unsuccessful, our operations may be negatively impacted.

We have a global strategic alliance with Mundipharma to research, develop and jointly commercialize IPI-926, IPI-940 and product candidates arising out of our Hedgehog signaling pathway, or Hedgehog pathway, fatty acid amide hydrolase, or FAAH, and early discovery programs, and with Purdue to commercialize product candidates arising out of our FAAH program in the United States. Under the strategic alliance agreements, Mundipharma and Purdue have committed to provide substantial funding, significant capabilities in the field of pain and, in the case of Mundipharma, significant capabilities in marketing and sales outside of the United States. The success of this alliance is largely dependent on the resources, efforts, technology and skills brought to such alliance by Mundipharma and Purdue. Disputes and difficulties in these types of relationships are common, often due to conflicting priorities or conflicts of interest. Merger and acquisition activity may exacerbate these conflicts. The benefits of this alliance will be reduced or eliminated if Mundipharma and/or Purdue:

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

Under our agreements with Mundipharma and Purdue, each agreement may be terminated on 60 days’ prior written notice if we were to materially breach such agreement and fail to cure such breach within the 60-day notice period. In addition, each of these strategic alliance agreements may be terminated in the event we experience a change in control or in the event that, during the funded research period, either Julian Adams is no longer a full-time executive of Infinity or both Steven Holtzman and Adelene Perkins are no longer full-time executives of Infinity. In addition, Mundipharma has the right to opt out of participation in the Hedgehog pathway and/or FAAH programs in November of each calendar year, subject to 12 months of continued funding, and Purdue has a similar right with respect to the FAAH program. If Mundipharma and/or Purdue were to exercise its right to opt out of a program or to terminate its respective agreement, we may not have sufficient financial resources or capabilities to continue development and commercialization of products from the affected program, and our ability to attract a new alliance partner would be made more difficult.

Much of the potential revenue from our alliance with Mundipharma and Purdue, and any alliances we may enter into in the future, will consist of contingent payments, such as royalties payable on sales of any successfully developed drugs. Any such contingent revenue will depend upon our, and our alliance partners’, ability to successfully develop, introduce, market and sell new products. In some cases, we will not be involved in these processes and will depend entirely on our alliance partners. For example, Mundipharma will be responsible for all of the commercialization efforts outside of the United States for any products that are successfully developed from our Hedgehog pathway program and our early stage development programs, and Purdue and Mundipharma will be jointly responsible for all development and commercialization activities for products arising out of the FAAH program following Phase 1 clinical trials. Any of our current or future alliance partners may fail to develop or effectively commercialize products using our products or technologies because it:

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

We have experienced a period of rapid organizational growth. Our ability to manage our growth effectively depends upon the continual improvement of our processes and procedures, and the preservation of our corporate culture. We may not be able to implement improvements in an efficient or timely manner, or maintain our corporate culture through organizational change. If we do not meet these challenges, we may be unable to take advantage of market opportunities, execute our business strategies or respond to competitive pressures, which in turn may slow our growth or give rise to inefficiencies that would increase our losses or delay our programs.

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

We seek to develop new drugs for cancer and related conditions. The cancer therapeutic segment of the pharmaceutical industry is highly competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs that target various forms of cancer. We currently face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available. Moreover, there are a number of large pharmaceutical companies currently marketing and selling products to treat cancer, including Bristol-Myers Squibb Company, F. Hoffmann-La Roche Ltd. and its subsidiary Genentech, Novartis Pharma AG and Pfizer, Inc. In addition to currently approved drugs, there are a significant number of drugs that are currently under development and may become available in the future for the treatment of various forms of cancer. We are also aware of a number of companies seeking to develop drug candidates directed to the same biological targets that our own drug candidates are designed to inhibit. Specifically, we are aware of numerous companies that have clinical development programs for compounds targeting Hsp90, which is the target of IPI-504 and IPI-493. These companies include, without limitation, Bristol-Myers Squibb, Biogen Idec Inc., Pfizer, Vernalis plc (in collaboration with Novartis), Synta Pharmaceuticals Corp., Exelixis, Inc., Astex Therapeutics Limited and Myriad Pharmaceuticals, Inc. In addition, Genentech (in collaboration with Curis, Inc.), Bristol-Myers Squibb (through its collaboration with Exelixis, Inc.), Pfizer and Novartis are developing drugs targeting the Hedgehog signaling pathway, which is also being targeted by IPI-926. Finally, we believe that each of Pfizer, and sanofi-aventis llc are developing inhibitors of FAAH.

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

INFINITY PHARMACEUTICALS, INC.

Date: November 9, 2009	By:	/S/ ADELENE Q. PERKINS
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