Form 10-Q
period 2010-03-31
INFINITY PHARMACEUTICALS, INC.
filed 2010-05-06
CIK 1113148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on March 31, 2010: 26,266,968

INFINITY PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$16,648,271	$16,287,229
Available-for-sale securities	109,015,719	113,758,778
Notes receivable from employees	51,656	55,059
Prepaid expenses and other current assets	3,125,025	3,511,968

Total current assets	128,840,671	133,613,034
Property and equipment, net	5,839,841	5,694,150
Loan commitment asset from Purdue entities, net	15,587,100	16,020,075
Long-term available-for-sale securities	683,839	690,506
Notes receivable from employees	29,901	38,036
Restricted cash	1,147,092	1,146,788
Other assets	107,510	115,244

Total assets	$152,235,954	$157,317,833

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,559,974	$1,441,231
Accrued expenses	8,843,103	8,542,923
Deferred revenue from Purdue entities	3,991,004	2,987,512
Current portion of capital leases	5,840	6,459

Total current liabilities	15,399,921	12,978,125
Deferred revenue from Purdue entities, less current portion	35,108,475	35,855,463
Other liabilities	2,093,221	2,219,224
Capital leases, less current portion	4,927	5,489

Total liabilities	52,606,544	51,058,301
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred Stock, $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2010 and December 31, 2009	—	—
Common Stock, $0.001 par value; 100,000,000 shares authorized, and 26,266,968 and 26,238,954 shares issued and outstanding, at March 31, 2010 and December 31, 2009, respectively	26,267	26,239
Additional paid-in capital	289,446,474	287,593,176
Accumulated deficit	(189,758,607)	(181,397,174)
Accumulated other comprehensive income (loss)	(84,724)	37,291

Total stockholders’ equity	99,629,410	106,259,532

Total liabilities and stockholders’ equity	$152,235,954	$157,317,833

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2010	2009
Collaborative research and development revenue from Purdue entities	$15,993,496	$9,429,158
Operating expenses:
Research and development	19,377,805	21,241,526
General and administrative	4,749,001	5,330,208

Total operating expenses	24,126,806	26,571,734

Loss from operations	(8,133,310)	(17,142,576)
Other income (expense):
Interest expense	(433,057)	(369)
Income from residual funding after reacquisition of Hsp90 program	—	12,450,000
Interest and investment income	204,934	742,493

Total other income (expense)	(228,123)	13,192,124

Net loss	$(8,361,433)	$(3,950,452)

Basic and diluted loss per common share	$(0.32)	$(0.15)

Basic and diluted weighted average number of common shares outstanding	26,244,297	25,910,687

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Operating activities
Net loss	$(8,361,433)	$(3,950,452)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	556,285	495,044
Stock-based compensation, including 401(k) match	1,830,548	1,795,178
Gain on sale of property and equipment	—	(34,519)
Net amortization (accretion) of available-for-sale securities	424,885	(345,311)
Amortization of loan commitment asset from Purdue	432,975	—
Other, net	18,845	11,626
Changes in operating assets and liabilities:
Accounts receivable and unbilled accounts receivable	—	1,189,570
Prepaid expenses and other current assets	386,943	(220,721)
Accounts payable, accrued expenses and other liabilities	1,304,301	(2,020,790)
Deferred revenue from Purdue entities	256,504	18,506,532

Net cash provided by (used in) operating activities	(3,150,147)	15,426,157
Investing activities
Purchases of property and equipment	(701,976)	(942,388)
Proceeds from sale of property and equipment	—	34,519
Purchases of available-for-sale securities	(58,294,393)	(67,379,551)
Proceeds from sales of available-for-sale securities	7,239,262	—
Proceeds from maturities of available-for-sale securities	55,258,080	38,437,844

Net cash provided by (used in) investing activities	3,500,973	(29,849,576)
Financing activities
Proceeds from issuances of common stock	11,397	121,410
Proceeds from issuance of common stock and warrants to Purdue entities	—	11,830,000
Capital lease payments	(1,181)	(1,445)

Net cash provided by financing activities	10,216	11,949,965

Net increase (decrease) in cash and cash equivalents	361,042	(2,473,454)
Cash and cash equivalents at beginning of period	16,287,229	16,574,549

Cash and cash equivalents at end of period	$16,648,271	$14,101,095

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

Infinity Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization

Infinity Pharmaceuticals, Inc. is a drug discovery and development company that is utilizing its strength in small molecule drug technologies to discover and develop medicines for difficult to treat diseases. As used throughout these unaudited, condensed consolidated financial statements, the terms “Infinity,” “we,” “us,” and “our” refer to the business of Infinity Pharmaceuticals, Inc. and its wholly owned subsidiary.

2. Basis of Presentation

These condensed consolidated financial statements include the accounts of Infinity and its wholly owned subsidiary. We have eliminated all significant intercompany accounts and transactions in consolidation.

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

The information presented in the condensed consolidated financial statements and related footnotes at March 31, 2010, and for the three months ended March 31, 2010 and 2009, is unaudited, and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2009 have been derived from our audited financial statements. For further information, refer to the consolidated financial statements and accompanying footnotes included in our annual report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 12, 2010.

3. Significant Accounting Policies

Cash Equivalents and Available-For-Sale Securities

Cash equivalents and available-for-sale securities primarily consist of money market funds, U.S. government-sponsored enterprise obligations, corporate obligations, U.S. Treasury obligations and mortgage-backed securities. We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents, which consists of a money market fund in the presented periods, and corporate obligations and U.S. government-sponsored enterprise obligations in past periods, are stated at market value and are both readily convertible to known amounts of cash and close enough to maturity that each presents insignificant risk of change in value due to changes in interest rates. Our classification of cash equivalents is consistent with prior periods.

We determine the appropriate classification of available-for-sale securities at the time of purchase and reevaluate such designation at each balance sheet date. We have classified all of our marketable securities at March 31, 2010 and December 31, 2009 as “available-for-sale.” We carry available-for-sale securities at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity.

We adjust the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. We include such amortization and accretion in interest and investment income. The cost of securities sold is based on the specific identification method. Realized gains on our available-for-sale securities for the three months ended March 31, 2010 were immaterial. There were no realized gains for the three months ended March 31, 2009. We include interest and dividends on securities classified as available-for-sale in interest and investment income.

Other-than-temporary impairments must be recognized through earnings if we have the intent to sell the debt security or if it is more likely than not that we will be required to sell the debt security before recovery of our amortized cost basis. Even if we do not expect to sell a debt security, we must also evaluate expected cash flows to be received and determine if a credit loss has occurred. In the event of a credit loss, only the amount associated with the credit loss is recognized through earnings. The amount of loss relating to other factors is recorded in accumulated other comprehensive income (loss).

Infinity Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Segment Information

We make operating decisions based upon performance of the enterprise as a whole and utilize our consolidated financial statements for decision making. We operate in one business segment, which focuses on drug discovery and development.

All of our revenues to date have been generated under research collaboration agreements. Revenue associated with the amortization of the deferred revenue associated with the grant of licenses to, and reimbursed research and development services provided for, Mundipharma International Corporation Limited (“Mundipharma”) and Purdue Pharmaceutical Products L.P. (“Purdue”) accounted for all of our revenue for the three months ended March 31, 2010 and 2009. We consider Mundipharma, Purdue and associated entities to be related parties for financial reporting purposes because of their equity ownership (see Note 8).

Basic and Diluted Loss per Common Share

Basic loss per share is based upon the weighted average number of common shares outstanding during the period, excluding restricted shares of common stock that has been issued but is not yet vested. Diluted loss per share is based upon the weighted average number of common shares outstanding during the period, plus the effect of additional weighted average common equivalent shares outstanding during the period when the effect of adding such shares is dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options (the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method) and the vesting of restricted shares of common stock. In addition, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options. Common equivalent shares have not been included in the loss per share calculations for the periods presented because the effect of including them would have been anti-dilutive. Total potential gross common equivalent shares consisted of the following:

	At March 31,
	2010	2009
Stock options	6,025,042	5,029,159
Warrants	6,246,629	6,246,629
Unvested restricted shares of common stock	11,347	39,339

Stock-Based Compensation Expense

We measure stock-based compensation cost at the grant date based on the estimated fair value of the award, and recognize it as expense over the employee’s requisite service period on a straight-line basis. We have no awards with market or performance conditions. We use the Black-Scholes valuation model in determining the fair value of equity awards.

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

We recognize milestone payments as revenue upon achievement of the milestone only if (1) the milestone payment is non-refundable, (2) substantive effort is involved in achieving the milestone, (3) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone, and (4) the milestone is at risk for both parties. If any of these conditions is not met, we defer the recognition of revenue underlying the milestone payment and recognize it over the remaining estimated period of performance under the contract as we complete our performance obligations.

Infinity Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

We will recognize royalty revenue, if any, based upon actual and estimated net sales by the licensee of licensed products in licensed territories, and in the period the sales occur. We have not recognized any royalty revenues to date.

Research and Development Expense

Research and development expense consists of expenses incurred in performing research and development activities, including salaries and benefits, facilities expenses, overhead expenses, materials and supplies, preclinical expenses, clinical trial and related clinical manufacturing expenses, stock-based compensation expense, contract services, and other outside expenses. We expense research and development costs as they are incurred. We have entered into certain collaboration agreements in which expenses are shared with the collaborator, and others in which we are reimbursed for work performed on behalf of the collaborator. We record all of our expenses as research and development expense. If the arrangement is a cost-sharing arrangement and there is a period during which we receive payments from the collaborator, we record payments from the collaborator for its share of the development effort as a reduction of research and development expense. If the arrangement is a cost-sharing arrangement and there is a period during which we make payments to the collaborator, we record our payments to the collaborator for its share of the development effort as additional research and development expense. If the arrangement provides for reimbursement of research and development expenses, we record the reimbursement as revenue. Our alliance with Mundipharma and Purdue provides for the reimbursement of research and development expenses.

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

Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, we have recorded a full valuation allowance against our otherwise recognizable net deferred tax assets as of March 31, 2010 and December 31, 2009.

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

The carrying amounts reflected in the condensed consolidated balance sheets for notes receivable from employees, prepaid expenses and other current assets, accounts payable and accrued expenses approximate fair value due to their short term maturities.

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

Infinity Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

4. Stock-Based Compensation

Total stock-based compensation expense, related to all equity awards, for the three months ended March 31, 2010 and 2009 comprised the following:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Effect of stock-based compensation on net loss by line item:
Research and development	$959,364	$863,037
General and administrative	871,184	932,141

As of March 31, 2010, there was approximately $10.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options, which are expected to be recognized over a weighted-average period of 2.2 years.

During the three months ended March 31, 2010, we granted options to purchase 1,132,530 shares of our common stock at a weighted average fair value of $3.51. During the three months ended March 31, 2009, we granted options to purchase 359,010 shares of our common stock at a weighted average fair value of $3.92. The fair values were estimated using the Black-Scholes valuation model using the following weighted-average assumptions:

	For the Three Months Ended March 31, 2010	For the Three Months Ended March 31, 2009
Risk-free interest rate	2.89%	1.90%
Expected annual dividend yield	—	—
Expected stock price volatility	59.68%	56.56%
Expected term of options	5.70 years	5.38 years

5. Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized holding gains and losses arising during the period on available-for-sale securities that are not other-than-temporarily impaired. For the three months ended March 31, 2010 and 2009, comprehensive loss was as follows:

	Three Months Ended March 31,
	2010	2009
Net loss	$(8,361,433)	$(3,950,452)
Net unrealized holding gains (losses) on available-for-sale securities arising during the period	(122,015)	112,976

Total comprehensive loss	$(8,483,448)	$(3,837,476)

Accumulated other comprehensive income (loss) consists of unrealized net gains (losses) on available-for-sale securities.

6. Cash, Cash Equivalents and Available-for-Sale Securities

The following is a summary of cash, cash equivalents and available-for-sale securities:

	March 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents due in 90 days or less	$16,648,271	$—	$—	$16,648,271
Available-for-sale securities
Corporate obligations due in one year or less	14,564,195	1,392	(11,166)	14,554,421
U.S. Treasury securities due in one year or less	2,257,419	1,626	—	2,259,045
Mortgage-backed securities due after ten years	691,295	—	(7,456)	683,839
U.S. government-sponsored enterprise obligations due in one year or less	72,582,532	18,396	(1,155)	72,599,773
U.S. government-sponsored enterprise obligations due in one to five years	19,688,841	—	(86,361)	19,602,480

Total available-for-sale securities	109,784,282	21,414	(106,138)	109,699,558

Total cash, cash equivalents and available-for-sale securities	$126,432,553	$21,414	$(106,138)	$126,347,829

Infinity Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

There were 14 debt securities that had been in an unrealized loss position for less than 12 months at March 31, 2010. The aggregate unrealized loss on these securities was $106,138 and the fair value was $45,314,543. To determine whether an other-than-temporary impairment exists, we consider whether we have the ability and intent to hold these investments until a market price recovery, and considered whether evidence indicating the recoverability of the cost of the investments outweighed evidence to the contrary. Since the decline in market value was primarily attributable to current economic conditions and we believe that we have the ability to hold these investments until a recovery of fair value, we do not consider these investments to be other-than-temporarily impaired at March 31, 2010.

There were no other-than-temporary impairments recognized for the three months ended March 31, 2010 and 2009.

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

The following table provides the assets carried at fair value measured on a recurring basis as of March 31, 2010:

	Level 1	Level 2
Cash and cash equivalents	$16,648,271	$—
Corporate obligations (including commercial paper)	—	14,554,421
Mortgage-backed securities	—	683,839
U.S. Treasury securities	—	2,259,045
U.S. government-sponsored enterprise obligations	—	92,202,253

Total	$16,648,271	$109,699,558

Infinity Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

We did not change these valuation methods during the three months ended March 31, 2010.

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

Under the strategic alliance agreements, we have responsibility and decision-making authority for the performance of early discovery projects and the development of all product candidates on a worldwide basis. There are no joint steering or similar committees for the alliance. Mundipharma is obligated to pay 100% of our contractually budgeted amounts for research and development expenses incurred by us for early discovery projects and product candidates included in the alliance until the later of December 31, 2013 and the commencement of the first Phase 3 clinical trial of such product candidate, which we refer to as the transition date. The contractually budgeted amount for the period between November 19, 2008 and December 31, 2009 was $50 million and the contractually budgeted amounts for the years ending December 31, 2010 and 2011 are $65 million and $85 million, respectively. After the transition date for each product candidate other than those arising out of the FAAH project, we will share with Mundipharma all research and development costs for such product candidate equally. Mundipharma has the right to opt out of any early discovery project or any preclinical or clinical development program on an annual basis in November of each year. In the event of an opt-out decision, Mundipharma, together with Purdue with respect to the FAAH project, will continue to provide funding for, in the aggregate, 100% of our contractually budgeted research and development expenses for the applicable project or program for one year after the date of such opt out. Purdue has a comparable opt out right with respect to the FAAH project. In addition to the annual opt-out right, Mundipharma and Purdue will each have the right to opt out of participation in the FAAH project following completion of the first Phase 1 clinical trial of IPI-940. We expect completion of this clinical trial in 2010. If Mundipharma and Purdue were to exercise this right, there is no residual funding obligation for the FAAH project, but we may redeploy contractually-budgeted amounts that had been allocated to the FAAH project to any other project that is the subject of the alliance. In addition, we and Mundipharma each have the right to opt out of continued development of a product candidate after it has reached the transition date, with a one year tail funding obligation for its 50% of post-transition date research and development expenses. If a party exercises its right to opt out of the development of a product or product candidate after the transition date, the other party may elect to continue the development and assume responsibility for the worldwide commercialization of such product or product candidate, subject to the payment of a royalty. We are recording revenue for reimbursed research and development services we perform for Mundipharma and Purdue. We recorded $15.3 million and $8.7 million in such revenue in the periods ended March 31, 2010 and 2009, respectively. In the first month of each quarter, Purdue and Mundipharma each prepay an estimated quarterly research and development service amount, which we record as deferred revenue and recognize as revenue as expenses are incurred over the period of effort.

Infinity Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

These warrants are currently exercisable for:

•	1,000,000 shares of our common stock at any time up to July 1, 2010, at an exercise price of $20.00 per share;

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

In November 2008, for financial statement purposes we recorded $23.8 million as deferred revenue associated with the grant of licenses to Mundipharma and Purdue. This amount represented the excess of the amount paid by Purdue and PPLP for the four million shares of our common stock ($11.25 per share) over the closing market price on the day before the first equity closing ($5.29 per share). In 2008, we considered our obligation, absent material adverse changes, to issue Purdue and PPLP the second closing securities as a forward contract with immaterial intrinsic value, which was recorded in stockholders’ equity. This forward contract closed in January 2009 upon the issuance of the second closing securities. In January 2009, for financial statement purposes, we recorded $18.2 million as deferred revenue associated with the grant of licenses to Mundipharma and Purdue representing the excess of the $30 million paid by Purdue and PPLP for the second closing securities over the fair market value of these securities ($5.29 per share for the common stock and approximately $1.3 million for the warrants) as of the day before the first equity closing.

All deferred revenue related to this strategic alliance is currently recognized as revenue ratably over 14 years, which is our estimated period of performance under the alliance agreements. We periodically review this estimate and make adjustments as facts and circumstances dictate. We recognized $0.7 million in such revenue in the periods ended March 31, 2010 and 2009.

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

MedImmune/AZ

In August 2006, we entered into a product development and commercialization agreement with MedImmune, Inc., an affiliate of AstraZeneca plc (“MedImmune/AZ”), to jointly develop and commercialize cancer drugs targeting Hsp90 and the Hedgehog pathway. Under the terms of this agreement, we shared equally with MedImmune/AZ all development costs, as

Infinity Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

well as potential profits and losses, from any future marketed products. In November 2007, we regained from MedImmune/AZ worldwide development and commercialization rights under our Hedgehog pathway program on a royalty-free basis. In December 2008, we regained from MedImmune/AZ worldwide development and commercialization rights under our Hsp90 chaperone inhibitor program, subject to the payment of single-digit royalties on worldwide net sales, if any, of each of IPI-504 and IPI-493. In January 2009, we reached an agreement with MedImmune/AZ to settle the residual funding obligation remaining for 2009 through lump-sum payments totaling $12.5 million, which were recorded as income from residual funding after reacquisition of Hsp90 program (a component of other income) in the three months ended March 31, 2009. We received $6.2 million in cash from MedImmune/AZ in the three months ended March 31, 2009 and recorded an unbilled receivable for remaining amounts due from MedImmune/AZ, which was subsequently received in the following quarter.

9. Loan Commitment Asset

In connection with the strategic alliance with Purdue and Mundipharma, we also entered into a line of credit agreement with Purdue and PPLP. The extension of the line of credit at an interest rate below our incremental borrowing rate represented the transfer of additional value to us in the arrangement. As such, we recorded this additional value as a loan commitment asset at its fair value of $17.3 million on our balance sheet in 2008. The fair value of the loan commitment asset was determined using a discounted cash flow model of the differential between the terms and rates of the line of credit and market rates. The loan commitment asset is measured at fair value on a nonrecurring basis and will only be re-measured at fair value for nonrecurring events such as an impairment loss. Because Purdue and its associated companies became related parties for financial reporting purposes as a result of their equity ownership, we recorded the offset to this asset as additional paid-in capital in 2008.

We are amortizing this asset to interest expense over the life of the loan arrangement, or 10 years commencing on April 1, 2009, the date we could begin drawing on the line. We recorded approximately $0.4 million of related amortization expense in the period ended March 31, 2010. As of March 31, 2010, no amounts have been borrowed under this line of credit.

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

Business Overview

We are a drug discovery and development company that is utilizing our strength in small molecule drug technologies to discover and develop medicines for difficult to treat diseases. Our discovery program has generated four clinical stage drug candidates spanning programs in the inhibition of heat shock protein 90, or Hsp90, chaperone system, the Hedgehog signaling pathway and fatty acid amide hydrolase, or FAAH.

We are developing two drug candidates in our Hsp90 inhibitor program including IPI-504 (retaspimycin hydrochloride), an intravenously-administered small molecule, and orally administered IPI-493. Hsp90 is a central component of the cellular chaperone system—a system that supports and stabilizes cancer-causing proteins such as EGFR and HER2, enabling multiple forms of cancer to thrive. Inhibition of the Hsp90 chaperone knocks out this critical source of support for cancer cells, leading to tumor growth inhibition and cancer cell death. Thus, Hsp90 chaperone inhibition may represent a significant yet currently unaddressed strategy for treating patients with cancer.

We are evaluating IPI-504 in a Phase 2 trial in combination with Herceptin® (trastuzumab) in patients with HER2-positive metastatic breast cancer and in a Phase 1b trial in combination with Taxotere® (docetaxel) focused on patients with non-small cell lung cancer, or NSCLC. We anticipate presenting preliminary data from the breast cancer study in the second half of 2010. In addition, we have completed enrollment in a single-agent trial of IPI-504 in patients with advanced NSCLC, and based on preliminary data showing a response rate in patients with wild-type EGFR expression, we undertook an effort to better understand the molecular characteristics of the responding patients. We anticipate that data from this research, along with final data from this clinical trial, will be presented during the American Society for Clinical Oncology Annual Meeting in June 2010. In the near future, we expect to evaluate data from our ongoing clinical trial of IPI-504 in patients with metastatic breast cancer and, following this evaluation, we intend to make a portfolio decision regarding further near-term investment in IPI-504.

We are evaluating IPI-493 in a Phase 1 clinical trial in patients with advanced solid tumors. This trial is designed to assess the safety and tolerability of IPI-493 and to identify a dose and schedule for subsequent studies. We anticipate the commencement of active enrollment in a Phase 1 study of IPI-493 in patients with advanced hematologic malignancies in the near term, and reporting data from our Phase 1 program in 2010.

We have worldwide development and commercialization rights for our Hsp90 chaperone inhibitor program, which includes IPI-504 and IPI-493, subject to the payment to our former partner, MedImmune, Inc., an affiliate of AstraZeneca plc, of a single-digit royalty on net sales of IPI-504 and IPI-493. We refer to MedImmune, Inc. in this report as MedImmune/AZ.

The lead candidate in our Hedgehog signaling pathway, or Hedgehog pathway, program is IPI-926, a novel, orally-available inhibitor of the Hedgehog pathway. The Hedgehog pathway is normally active during embryonic development and regulates tissue and organ formation. Malignant activation of the Hedgehog pathway is believed to play a central role in allowing the proliferation and survival of cancer cells, including in pancreatic, prostate, small cell lung, breast, blood cancers, as well as certain skin and brain cancers. IPI-926 has demonstrated anti-tumor activity in numerous preclinical models.

We recently initiated a randomized Phase 1b/2 clinical trial evaluating IPI-926 in combination with gemcitabine in patients with pancreatic cancer. The Phase 1b portion of the study is a dose-escalation evaluating once-daily oral administration of IPI-926 and weekly intravenous administration of gemcitabine. The Phase 2 portion of this trial is set to commence once the recommended Phase 2 doses for IPI-926 and gemcitabine have been established. The Phase 2 portion of the trial is an international, multi-center, randomized, double-blind trial evaluating approximately 120 patients with pancreatic cancer. The primary endpoint of the Phase 2 portion of the trial is overall survival. Secondary endpoints include progression free survival, time to progression, and overall response rate. We continue to enroll patients in a Phase 1 clinical trial evaluating IPI-926 in patients with advanced and/or metastatic solid tumors. The primary objectives of this trial are to evaluate the safety and tolerability of IPI-926 and to identify a dose and schedule for subsequent studies. We intend to report data from this study in 2010. We are pursuing our Hedgehog pathway program in collaboration with Mundipharma International Corporation Limited, or Mundipharma.

We also have a program directed to FAAH, an emerging target for neuropathic pain. The enzyme FAAH degrades anandamide, which is a neurotransmitter that produces a pain relieving effect in response to pain and nerve injury. FAAH inhibition is believed to increase the duration of anandamide’s effect, prolonging pain relief at the site of release. We recently initiated a Phase 1 clinical trial of IPI-940, our novel, orally available inhibitor of FAAH, and anticipate completing this trial in 2010. The objectives of this trial are to evaluate the safety, tolerability, and pharmacokinetic and pharmacodynamic properties of IPI-940. We are pursuing our FAAH program in collaboration with Mundipharma and its independent associated company, Purdue Pharmaceutical Products L.P., or Purdue.

We have spent, and expect to continue to spend, significant resources to fund the research and development of IPI-504, IPI-493, IPI-926, IPI-940 and our other drug candidates. While we may have net income in future periods as the result of non-recurring collaboration income, we expect to incur substantial operating losses over the next several years as our clinical trial and drug manufacturing activities increase.

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

Under the strategic alliance agreements, we have responsibility and decision-making authority for the performance of early discovery projects and the development of all product candidates on a worldwide basis. There are no joint steering or similar committees for the alliance. Mundipharma is obligated to pay 100% of our contractually budgeted amounts for research and development expenses incurred by us for early discovery projects and product candidates included in the alliance until the later of December 31, 2013 and the commencement of the first Phase 3 clinical trial of such product candidate, which we refer to as the transition date. The contractually budgeted amount for the period between November 19, 2008 and December 31, 2009 was $50 million and the contractually budgeted amounts for the years ended December 31, 2010 and 2011 are $65 million and $85 million, respectively. After the transition date for each product candidate other than those arising out of the FAAH project, we will share with Mundipharma all research and development costs for such product candidate equally. We are recording revenue for reimbursed research and development services we perform for Mundipharma and Purdue. We recorded $15.3 million and $8.7 million in such revenue in the three months ended March 31, 2010 and 2009, respectively.

Mundipharma has the right to opt out of any early discovery project or any preclinical or clinical development program on an annual basis in November of each year. In the event of an opt-out decision, Mundipharma, together with Purdue with respect to the FAAH project, will continue to provide funding for, in the aggregate, 100% of our contractually budgeted research and development expenses for the applicable project or program for one year after the date of such opt out. Purdue has a comparable opt out right with respect to the FAAH project. In addition to the annual opt out right, Mundipharma and Purdue will each have the right to opt out of participation in the FAAH project following completion of the first Phase 1 clinical trial of IPI-940. We expect completion of this clinical trial in 2010. If Mundipharma and Purdue were to exercise this right, there is no residual funding obligation for the FAAH project, but we may redeploy contractually-budgeted amounts that had been allocated to the FAAH project to any other project that is the subject of the alliance. In addition, we and Mundipharma each have the right to opt out of continued development of a product candidate after it has reached the transition date, with a one year tail funding obligation for its 50% of post-transition date research and development expenses. If a party exercises its right to opt out of the development of a product or product candidate after the transition date, the other party may elect to continue the development and assume responsibility for the worldwide commercialization of such product or product candidate, subject to the payment of a royalty.

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

In 2008, we recorded $23.8 million as deferred revenue associated with the grant of licenses to Mundipharma and Purdue. This amount represented the excess of the amount paid by Purdue and PPLP for our common stock ($11.25 per share) over the closing market price on the day before the first equity closing ($5.29 per share). In 2008, we considered our obligation, absent material adverse changes, to issue Purdue and PPLP the second closing securities to be a forward contract with immaterial intrinsic value, which was recorded in stockholders’ equity. This forward contract closed in January 2009 upon the issuance of the second closing securities. In January 2009, we recorded $18.2 million as deferred revenue associated with the grant of licenses to Mundipharma and Purdue, representing the excess of the $30 million paid by Purdue and PPLP for the second closing securities over the fair market value of these securities ($5.29 per share for the common stock and approximately $1.3 million for the warrants) as of the day before the first equity closing. All deferred revenue related to the strategic alliance with Mundipharma and Purdue will be recognized as revenue ratably over 14 years, which is our estimated period of performance under the arrangement. We will periodically review this estimate and make adjustments as facts and circumstances dictate. We recognized $0.7 million in such revenue in each of the periods ended March 31, 2010 and 2009.

The line of credit agreement provides for the borrowing by us of one or more unsecured loans up to an aggregate maximum principal amount of $50 million. The loans may be drawn by us during the three-year period that began on April 1, 2009. The loans, which may be used by us for any proper corporate purpose, mature on April 1, 2019, which we refer to as the maturity date, and will be subordinate to any senior indebtedness that we may incur. Borrowings made under the line of credit agreement will bear interest, payable on the maturity date, at a fluctuating rate set at the prime rate on the business day prior to the funding of each loan and will be reset on the last business day of each month ending thereafter. Interest will be compounded on each successive three-month anniversary of the funding of each loan. Outstanding loans may be prepaid without penalty or premium prior to the maturity date. Amounts borrowed under the credit agreement, once borrowed, may not be borrowed again. We have certain rights to repay outstanding amounts under the line of credit agreement in shares of our common stock.

The extension of the line of credit at an interest rate below our incremental borrowing rate represented the transfer of additional value to us in the arrangement. As such, we recorded the fair value of the line of credit of $17.3 million as a loan commitment asset on our balance sheet in 2008. We began amortizing this asset to interest expense over the life of the loan arrangement, or 10 years, on April 1, 2009. We recorded approximately $0.4 million of related amortization expense in the period ended March 31, 2010. Because Purdue and its associated companies became related parties as a result of their equity ownership, we recorded the offset to this asset as additional paid-in capital in 2008. As of March 31, 2010, no amounts have been borrowed under this line of credit.

MedImmune/AZ. In August 2006, we entered into a product development and commercialization agreement with MedImmune/AZ, to jointly develop and commercialize cancer drugs targeting Hsp90 and the Hedgehog pathway. Under the terms of this agreement, we shared equally with MedImmune/AZ all development costs, as well as potential profits and losses, from any future marketed products. In November 2007, we regained from MedImmune/AZ worldwide development and commercialization rights under our Hedgehog pathway program on a royalty-free basis. In December 2008, we regained from MedImmune/AZ worldwide development and commercialization rights under our Hsp90 chaperone inhibitor program. In January 2009, we reached an agreement with MedImmune/AZ to settle the residual funding obligation remaining for 2009 through lump-sum payments totaling $12.5 million, which were recorded as income from residual funding after reacquisition of Hsp90 program (a component of other income) in the three months ended March 31, 2009. We received $6.2 million in cash from MedImmune/AZ in the three months ended March 31, 2009 and recorded an unbilled receivable for remaining amounts due from MedImmune/AZ, which was subsequently received in the following quarter.

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

Financial Overview

Revenue

All of our revenue to date has been derived from license fees, the reimbursement of research and development costs, contract service revenue and milestones payments received from our collaboration partners. As the agreement with Mundipharma and Purdue provides for funding for our research and development efforts, we recognize this cost reimbursement as revenue in the period earned. In the future, we may generate revenue from a combination of product sales, research and development support services and milestone payments in connection with strategic relationships, and royalties resulting from the sales of products developed under licenses of our intellectual property. We expect that any revenue we generate will fluctuate from year to year as a result of the timing and amount of license fees, research and development reimbursement, milestone and other payments earned under our collaborative or strategic relationships, and the amount and timing of payments that we earn upon the sale of our products, to the extent any are successfully commercialized. If we fail to complete the development of our drug candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

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

General and Administrative Expense

General and administrative expense primarily consists of compensation of personnel in executive, finance, accounting, legal, information technology infrastructure, corporate communications and human resources functions. Other costs include facilities costs not otherwise included in research and development expense, professional fees for legal and accounting services and early commercial development costs. General and administrative expense also consists of the costs of maintaining our intellectual property portfolio.

Other Income and Expense

Interest expense and other interest and investment income typically consists of interest earned on cash, cash equivalents and available-for-sale securities, net of interest expense, and amortization of warrants. Interest expense includes amortization of the loan commitment asset from PPLP starting on April 1, 2009. Income from residual funding after reacquisition of Hsp90 program was recorded in the three months ended March 31, 2009.

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

We recognize milestone payments as revenue upon achievement of the milestone only if (1) the milestone payment is non-refundable, (2) substantive effort is involved in achieving the milestone, (3) the amount of the milestone is reasonable in relation to the effort expended or the risk associated with achievement of the milestone, and (4) the milestone is at risk for both parties. If any of these conditions is not met, we defer the recognition of revenue underlying the milestone payment and recognize it over the remaining estimated period of performance under the contract as we complete our performance obligations.

We will recognize royalty revenue, if any, based upon actual and estimated net sales by the licensee of licensed products in licensed territories, and in the period the sales occur. We have not recognized any royalty revenues to date.

Research and Development Expense

Research and development expense consists of expenses incurred in performing research and development activities. We expense research and development costs as they are incurred. We have entered into certain collaboration agreements in which expenses are shared with the collaborator, and others in which we are reimbursed for work performed on behalf of the collaborator. We record all of these expenses as research and development expense. If the arrangement is a cost-sharing arrangement and there is a period during which we receive payments from the collaborator, we record payments from the collaborator for its share of the development effort as a reduction of research and development expense. If the arrangement is a cost-sharing arrangement and there is a period during which we make payments to the collaborator, we record our payments to the collaborator for its share of the development effort as additional research and development expense. If the arrangement provides for reimbursement of research and development expenses, we record the reimbursement as revenue. Our alliance with Mundipharma and Purdue provides for the reimbursement of our research and development expenses.

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

Results of Operations

The following tables summarize our results of operations for each of the three months ended March 31, 2010 and 2009, in thousands, together with the change in these items in dollars and as a percentage:

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
Revenue	$15,993	$9,429	$6,564	70%
Research and development expense	(19,378)	(21,242)	1,864	(9)%
General and administrative expense	(4,749)	(5,330)	581	(11)%
Interest expense	(433)	—	(433)	NA
Income from residual funding after reacquisition of Hsp90 program	—	12,450	(12,450)	(100)%
Interest and investment income	205	742	(537)	(72)%

Revenue

Our revenue during the three months ended March 31, 2010 consisted of approximately $15.3 million for reimbursed research and development services and $0.7 million from the amortization of the deferred revenue associated with the grant of licenses under our strategic alliance agreements with Mundipharma and Purdue. Our revenue during the three months ended March 31, 2009 consisted of approximately $8.7 million for reimbursed research and development services and $0.7 million from the amortization of the deferred revenue associated with the grant of licenses under our strategic alliances with Mundipharma and Purdue. The increase in reimbursed research and development services revenue is a result of increased internal effort and greater external expenses on our FAAH inhibitor, Hedgehog pathway inhibitor and early discovery programs.

Research and Development Expense

Research and development expense represented approximately 80% of our total operating expenses for the three months ended March 31, 2010 and 2009. The decrease in research and development expense for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 was primarily attributable to:

•	a decrease of $2.8 million in expenses for clinical trials, as a consequence of the closure of the phase 3 clinical trial of IPI-504 in patients with GIST in April 2009; and

•	a decrease of $1.8 million in pharmaceutical development expenses, as a consequence of reduced IPI-504 manufacturing activity in the first quarter of 2010.

These decreases were partially offset by:

•

an increase of $1.4 million in compensation and benefits, including stock-based compensation for our research and development personnel, which was driven by the hiring of new research and development personnel and annual base salary increase and an increase in amounts accrued under our contingent cash compensation program;

•	an increase of $0.7 million in preclinical expenses as our FAAH program has advanced; and

•	an increase of $0.6 million in expenses for consulting services.

During the three months ended March 31, 2010 and 2009, we estimate that we incurred the following expenses by program. These expenses primarily relate to payroll and related expenses for personnel working on the programs, process development and manufacturing, preclinical toxicology studies, clinical trial costs and allocated costs of facilities.

Program	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Hsp90 chaperone inhibitor	$5.5 million	$12.8 million
Hedgehog pathway inhibitor	5.5 million	3.9 million
FAAH inhibitor	4.8 million	1.9 million

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

We are conducting multiple studies of our Hsp90 chaperone inhibitors, IPI-504 and IPI-493. These studies are focused on establishing a dose and schedule of administration that optimizes safety and efficacy of these candidates, and identifying patient populations most likely to benefit from Hsp90 inhibition. In the near future, we expect to evaluate data from our ongoing clinical trial of IPI-504 in combination with Herceptin® (trastuzumab) in patients with HER2-positive metastatic breast cancer and, following this evaluation, we intend to make a portfolio decision regarding further near-term investment in IPI-504.

We expect expenses for our Hedgehog pathway inhibitor program to increase as we make progress in the clinical development of IPI-926. In addition, we expect expenses for our FAAH program to increase as we continue clinical development of IPI-940.

General and Administrative Expense

The decrease in general and administrative expense for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 is primarily attributable to a decrease of $0.7 million in consulting expenses, principally related to early commercial development.

Income from Residual Funding After Reacquisition of Hsp90 Program

Following our reacquisition of the Hsp90 program in December 2008, MedImmune/AZ remained obligated to fund an amount equivalent to its share of the Hsp90 program costs for the ensuing six-month period. Reimbursable amounts from the date of reacquisition were recorded as income from residual funding after reacquisition of Hsp90 program. In January 2009, we agreed with MedImmune/AZ to settle the residual funding obligations through lump sum payments totaling $12.5 million.

Interest and Investment Income

Interest and investment income decreased in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 primarily as a result of the lower yields on our cash equivalents and available-for-sale securities. We expect interest and investment income to continue to be lower in 2010 as compared to 2009 due to lower expected yields and lower average balances.

Liquidity and Capital Resources

We have not generated any revenue from the sale of drugs to date, and we do not expect to generate any such revenue for the next several years, if at all. We have instead relied on the proceeds from sales of equity securities, interest on investments, license fees, expense reimbursements under our collaborations, a milestone payment, contract service payments and debt to fund our operations. Our available-for-sale debt securities primarily trade in liquid markets, and the average number of days to maturity of our portfolio as of March 31, 2010 is less than six months. Because our product candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability.

Our significant capital resources are as follows:

	March 31, 2010	December 31, 2009
Cash, cash equivalents and available-for-sale securities	$126,347,829	$130,736,513
Working capital	113,440,750	120,634,909

	Three Months Ended March 31,
	2010	2009
Cash provided by (used in):
Operating activities	$(3,150,147)	$15,426,157
Investing activities	3,500,973	(29,849,576)
Capital expenditures (included in investing activities above)	(701,976)	(942,388)
Financing activities	10,216	11,949,965

Cash Flows

The principal use of cash in operating activities in all of the periods presented was the funding of our research and development expenses, which increase as the pipeline advances. Cash flows from operations in future periods can vary significantly due to various factors, including changes in accounts payable, accrued expenses and deferred revenue. During January 2009, we issued to Purdue and PPLP an aggregate of two million shares of our common stock and warrants to purchase up to six million shares of our common stock for cash proceeds of $30 million. The issuance of these securities was recorded for $11.8 million in our cash flows from financing activities, which represents the fair market value ($5.29 per share for the common stock and approximately $1.3 million for the warrants) as of the day before the first equity closing, and $18.2 million was accounted for as an up-front license fee in deferred revenue and recorded in our cash flows from operating activities.

Net cash from investing activities for the period ended March 31, 2010 included $58.3 million in purchases of available-for-sale securities, proceeds of $55.3 million from maturities of available-for-sale securities and proceeds of $7.2 million from sales of available-for-sale securities. Capital expenditures in the three months ended March 31, 2010 primarily consisted of capitalized software costs and laboratory equipment.

We will need substantial additional funds to support our planned operations. In the absence of additional funding or business development activities and based on our current operating plans, we expect that our current cash and investments, together with research and development funding from Purdue and Mundipharma and the $50.0 million line of credit that has been made available to us by PPLP, are sufficient to fund our planned operations into 2013. We may, however, need to raise additional funds before that date if our research and development expenses exceed our current expectations, if we do not receive the payments we expect to receive from Mundipharma and Purdue, or if we acquire a third party or license rights to additional drug candidates or new technologies from one or more third parties. We may need to raise additional funds for other reasons, including:

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

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments are in money market funds, U.S. government-sponsored enterprise obligations, corporate obligations, U.S. Treasury securities and mortgage-backed securities. We do not enter into investments for trading or speculative purposes. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase.

A hypothetical 100 basis point increase in interest rates would result in an approximate $456,000 decrease in the fair value of our investments as of March 31, 2010, as compared to an approximate $446,000 decrease as of December 31, 2009. We have the ability to hold our fixed income investments until maturity and, therefore, we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 4.	Controls and Procedures

Our management, with the participation of our principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our principal executive and financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

You should carefully consider the following risk factors, in addition to other information included in this quarterly report on Form 10-Q, in evaluating Infinity and our business. If any of the following risks occur, our business, financial condition and operating results could be materially adversely affected. These risk factors restate and supersede the risk factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Risks Related to Our Stage of Development as a Company

We have a history of operating losses, expect to incur significant and increasing operating losses in the future, and may never be consistently profitable.

We have a limited operating history for you to evaluate our business. We have no approved products and have generated no product revenue from sales. We have primarily incurred operating losses. As of March 31, 2010, we had an accumulated deficit of $189.8 million. We have spent, and expect to continue to spend, significant resources to fund the research and development of IPI-504, IPI-493, IPI-926, IPI-940 and our other drug candidates. While we may have net income in future periods as the result of non-recurring collaboration income, we expect to incur substantial operating losses over the next several years as our clinical trial and drug manufacturing activities increase. As a result, we expect that our accumulated deficit will also increase significantly.

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

We will need substantial additional funds to support our planned operations. In the absence of additional funding or business development activities and based on our current operating plans, we expect that our current cash and investments, together with research and development funding from Mundipharma International Corporation Limited, or Mundipharma, and Purdue Pharmaceutical Products L.P., or Purdue, and the $50 million line of credit that has been made available to us by Purdue Pharma L.P., are sufficient to fund our planned operations into 2013. We may, however, need to raise additional funds before that date if our research and development expenses exceed our current expectations, if we do not receive the payments we expect to receive from Mundipharma and Purdue, or if we acquire a third party or license rights to additional drug candidates or new technologies from one or more third parties. We may need to raise additional funds for other reasons, including:

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

The risk of failure of our current clinical candidates is high. To date, the data supporting our clinical development strategy for IPI-504, IPI-493, IPI-926, and IPI-940 are derived solely from laboratory and preclinical studies and, in the case of IPI-504, limited early-to-mid-stage clinical trials. Later clinical trials may not yield data consistent with earlier clinical trials, as was the case in our Phase 3 clinical trial of IPI-504 in patients with gastrointestinal stromal tumors, or GIST, which we elected to close in April 2009 when an early review of safety data showed a higher than anticipated mortality rate among patients enrolled in the treatment arm. In such a case, it may be necessary for us to change our development strategy or abandon development of that drug candidate, either of which would result in delays and additional costs. For example, in the near future, we expect to evaluate data from our ongoing clinical trial of IPI-504 in combination with Herceptin® (trastuzumab) in patients with HER2-positive metastatic breast cancer and, following this evaluation, we intend to make a portfolio decision regarding further near-term investment in IPI-504. It is impossible to predict when or if IPI-504, IPI-493, IPI-926, IPI-940 or any of our other drug candidates will prove safe or effective in humans or receive regulatory approval. These drug candidates may not demonstrate in patients the chemical and pharmacological properties ascribed to them in laboratory studies or early-stage clinical trials, and they may interact with human biological systems or other drugs in unforeseen, ineffective or harmful ways. If we are unable to discover or successfully develop drugs that are safe and effective in humans, we will not have a viable business.

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

•

Purdue and Mundipharma have the right to opt out of participation in the FAAH program immediately following completion of the first Phase 1 clinical trial of IPI-940, which we expect to occur in 2010, and with no further program funding obligation.

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

As of March 31, 2010, we had approximately $126 million in cash, cash equivalents and available-for-sale securities. We historically have invested these amounts in money market funds, corporate obligations, U.S. government-sponsored enterprise obligations, U.S. Treasury securities and mortgage-backed securities meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, market and interest rate risks. We may realize losses in the fair value of these investments or a complete loss of these investments. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio may have a material adverse effect on our financial condition and results of operations.

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

To date, we have not obtained approval from the U.S. Food and Drug Administration, or FDA, or any foreign regulatory authority to market or sell any of our drug candidates. Our success depends primarily upon our, and our strategic alliance partners’, ability to develop and commercialize our drug candidates successfully. Our two drug candidates in our Hsp90 program are IPI-504, which is currently in multiple early-to-mid-stage clinical trials, and IPI-493, which is being evaluated in a Phase 1 clinical trial. Our Hedgehog pathway inhibitor, IPI-926 is being evaluated in a Phase 1 clinical trial and in a Phase 1b/2 clinical trial. We also commenced our first clinical trial of IPI-940 in February 2010, and we have other drug candidates in various stages of preclinical development and discovery research.

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

In the near future, we expect to evaluate data from our ongoing clinical trial of IPI-504 in combination with Herceptin® (trastuzumab) in patients with HER2-positive metastatic breast cancer and, following this evaluation, we intend to make a portfolio decision regarding further near-term investment in IPI-504.

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

Our inability to enroll sufficient numbers of patients in our clinical trials, or any delays in patient enrollment, can result in increased costs and longer development periods for our drug candidates.

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

A delay in our clinical trial activities could adversely affect our efforts to obtain regulatory approval for and to commercialize our drug candidates, increase our operating expenses, and have a material adverse effect on our results of operations and financial condition.

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

In both the U.S. and some foreign jurisdictions, there have been a number of legislative and regulatory proposals and initiatives to change the health care system in ways that could affect our ability to sell our products profitably. Some of these proposed and implemented reforms could result in reduced reimbursement rates for our potential products, which would adversely affect our business strategy, operations and financial results. For example, in March 2010, President Obama signed into law a legislative overhaul of the U.S. healthcare system, known as the Patient Protection and Affordable Care Act of 2010, as amended by the Healthcare and Education Affordability Reconciliation Act of 2010. This law, which we refer to as the PPACA, may have far reaching consequences for biopharmaceutical companies like us. As a result of this new legislation, substantial changes could be made to the current system for paying for healthcare in the United States, including changes made in order to extend medical benefits to those who currently lack insurance coverage. Extending coverage to a large population could substantially change the structure of the health insurance system and the methodology for reimbursing medical services and drugs. These structural changes could entail modifications to the existing system of private payors and government programs, such as Medicare and Medicaid, creation of a government-sponsored healthcare insurance source, or some combination of both, as well as other changes. Restructuring the coverage of medical care in the United States could impact the reimbursement for prescribed drugs, including our product candidates. If reimbursement for our approved product candidates, if any, is substantially less that we expect in the future, or rebate obligations associated with them are substantially increased, our business could be materially and adversely impacted.

In addition, the Medicare Prescription Drug Improvement and Modernization Act of 2003 reformed the way Medicare will cover and reimburse for pharmaceutical products. This legislation could also decrease the coverage and price that we may receive for our products. Other third-party payors are increasingly challenging the prices charged for medical products and services. It will be time consuming and expensive for us to go through the process of seeking reimbursement from Medicare and private payors. Our products may not be considered cost-effective, and coverage and reimbursement may not be available or sufficient to allow us to sell our products on a profitable basis.

Further federal and state proposals and health care reforms could limit the prices that can be charged for the product candidates that we develop and may further limit our commercial opportunity. Our results of operations could be materially adversely affected by the PPACA, by the Medicare prescription drug coverage legislation, by the possible effect of such current or future legislation on amounts that private insurers will pay and by other health care reforms that may be enacted or adopted in the future.

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

We seek to develop new drugs for cancer and related conditions. The cancer therapeutic segment of the pharmaceutical industry is highly competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs that target various forms of cancer. We currently face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available. Moreover, there are a number of large pharmaceutical companies currently marketing and selling products to treat cancer, including Bristol-Myers Squibb Company, F. Hoffmann-La Roche Ltd. and its subsidiary Genentech, Inc., Novartis AG and Pfizer, Inc. In addition to currently approved drugs, there are a significant number of drugs that are currently under development and may become available in the future for the treatment of various forms of cancer. We are also aware of a number of companies seeking to develop drug candidates directed to the same biological targets that our own drug candidates are designed to inhibit. Specifically, we are aware of numerous companies that have clinical development programs for compounds targeting Hsp90, which is the target of IPI-504 and IPI-493. These companies include, without limitation, Bristol Myers Squibb Company, Biogen Idec Inc., Synta Pharmaceuticals Corp., Vernalis plc (in collaboration with Novartis), Pfizer, Inc., Astex Therapeutics Limited, Exelixis, Inc., Myriad Pharmaceuticals, Inc., Kyowa Hakko Kirin Co. Ltd., and Abraxis Bioscience, Inc. In addition, Genentech, Inc. (through its collaboration with Curis, Inc.), Bristol Myers Squibb Company (through its collaboration with Exelixis, Inc.), Novartis AG and Pfizer, Inc. are developing drugs targeting the Hedgehog pathway, which is also being targeted by IPI-926. Finally, we believe that each of Pfizer, Inc., Ironwood Pharmaceuticals, Inc. and sanofi-aventis are developing inhibitors of FAAH.

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

If we do not obtain adequate intellectual property protection for our products in the United States, competitors could duplicate them without repeating the extensive testing that we had been required to undertake to obtain approval of the products by the FDA. Regardless of any patent protection, under the current statutory framework the FDA is prohibited by law from approving any generic version of any of our products for up to five years after it has approved our product. Upon the expiration of that period, or if that time period is altered, the FDA could approve a generic version of our product unless we have patent protection sufficient for us to block that generic version. Without sufficient patent protection, the applicant for a generic version of our product would only be required to conduct a relatively inexpensive study to show that its product is bioequivalent to our product, and would not have to repeat the studies that we conducted to demonstrate that the product is safe and effective. In the absence of adequate patent protection in other countries, competitors may similarly be able to obtain regulatory approval in those countries of products that duplicate our products.

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

INFINITY PHARMACEUTICALS, INC.

Date: May 6, 2010	By:	/s/ ADELENE Q. PERKINS
Adelene Q. Perkins
President and Chief Executive Officer
(Principal Executive and Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description

3.1	Restated Certificate of Incorporation of the Registrant. Previously filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 000-31141) and incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Registrant. Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 17, 2009 (File No. 000-31141) and incorporated herein by reference.

4.1	Form of Common Stock Certificate. Previously filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-31141) and incorporated herein by reference.

4.2	Rights Agreement between the Registrant and American Stock Transfer & Trust Company dated February 13, 2003, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A junior participating preferred stock as Exhibit C. Previously filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on February 24, 2003 (File No. 000-31141) and incorporated herein by reference.

4.3	First Amendment to the Rights Agreement between the Registrant and American Stock Transfer & Trust Company dated April 11, 2006. Previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 12, 2006 (File No. 000-31141) and incorporated herein by reference.

4.4	Second Amendment to the Rights Agreement between the Registrant and American Stock Transfer & Trust Company, LLC dated November 19, 2008. Previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 20, 2008 (File No. 000-31141) and incorporated herein by reference.

31.1	Certification of principal executive and principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1	Certification of principal executive and principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.