Form 10-Q
period 2010-06-30
INFINITY PHARMACEUTICALS, INC.
filed 2010-08-04
CIK 1113148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on June 30, 2010: 26,304,529

INFINITY PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$24,438,822	$16,287,229
Available-for-sale securities	94,847,400	113,758,778
Unbilled accounts receivable from Purdue entities	387,117	—
Notes receivable from employees	48,235	55,059
Prepaid expenses and other current assets	4,408,703	3,511,968

Total current assets	124,130,277	133,613,034
Property and equipment, net	5,544,189	5,694,150
Loan commitment asset from Purdue entities, net	15,154,125	16,020,075
Long-term available-for-sale securities	743,685	690,506
Notes receivable from employees	30,154	38,036
Restricted cash	1,120,939	1,146,788
Other assets	99,775	115,244

Total assets	$146,823,144	$157,317,833

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,628,145	$1,441,231
Accrued expenses	10,326,013	8,542,923
Deferred revenue from Purdue entities	2,987,512	2,987,512
Current portion of capital leases	6,729	6,459

Total current liabilities	14,948,399	12,978,125
Deferred revenue from Purdue entities, less current portion	34,361,487	35,855,463
Other liabilities	2,031,279	2,219,224
Capital leases, less current portion	2,056	5,489

Total liabilities	51,343,221	51,058,301
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding at June 30, 2010 and December 31, 2009	—	—
Common Stock, $.001 par value; 100,000,000 shares authorized; 26,304,529 and 26,238,954 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	26,305	26,239
Additional paid-in capital	291,365,843	287,593,176
Accumulated deficit	(196,006,444)	(181,397,174)
Accumulated other comprehensive income	94,219	37,291

Total stockholders’ equity	95,479,923	106,259,532

Total liabilities and stockholders’ equity	$146,823,144	$157,317,833

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Collaborative research and development revenue from Purdue entities	$18,387,597	$13,165,097	$34,381,093	$22,594,255
Operating expenses:
Research and development	19,010,963	20,712,775	38,388,768	41,954,301
General and administrative	5,216,286	5,681,381	9,965,287	11,011,589

Total operating expenses	24,227,249	26,394,156	48,354,055	52,965,890

Loss from operations	(5,839,652)	(13,229,059)	(13,972,962)	(30,371,635)
Other income (expense):
Interest expense	(433,184)	(433,302)	(866,241)	(433,671)
Income from residual funding after reacquisition of Hsp90 program	—	—	—	12,450,000
Income from NIH reimbursement	—	1,745,386	—	1,745,386
Interest and investment income	24,999	591,985	229,933	1,334,478

Total other income (expense)	(408,185)	1,904,069	(636,308)	15,096,193

Net loss	$(6,247,837)	$(11,324,990)	$(14,609,270)	$(15,275,442)

Basic and diluted loss per common share	$(0.24)	$(0.43)	$(0.56)	$(0.59)

Basic and diluted weighted average number of common shares outstanding	26,285,125	26,118,758	26,264,812	26,015,348

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Operating activities
Net loss	$(14,609,270)	$(15,275,442)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,078,003	1,026,576
Stock-based compensation, including 401(k) match	3,696,370	3,666,812
Gain on sales of property and equipment	—	(60,046)
Amortization of loan commitment asset from Purdue entities	865,950	432,975
Net amortization (accretion) of available-for-sale securities	862,137	(473,663)
Other, net	39,259	35,100
Changes in operating assets and liabilities:
Accounts receivable and unbilled accounts receivable	(387,117)	7,414,570
Prepaid expenses and other assets	(896,735)	(162,789)
Accounts payable, accrued expenses and other liabilities	1,800,411	(1,309,065)
Deferred revenue from Purdue entities	(1,493,976)	17,606,576

Net cash provided by (used in) operating activities	(9,044,968)	12,901,604
Investing activities
Purchases of property and equipment	(928,042)	(1,508,215)
Proceeds from sales of property and equipment	—	60,046
Purchases of available-for-sale securities	(122,801,038)	(113,360,903)
Proceeds from sales of available-for-sale securities	7,239,262	15,420,900
Proceeds from maturities of available-for-sale securities	133,614,889	76,242,589

Net cash provided by (used in) investing activities	17,125,071	(23,145,583)
Financing activities
Proceeds from issuances of common stock	58,011	132,390
Proceeds from issuance of common stock and warrants to Purdue entities	—	11,830,000
Release of restricted cash	26,642	—
Capital lease payments	(3,163)	(2,916)
New employee loans	(10,000)	(30,000)

Net cash provided by financing activities	71,490	11,929,474

Net increase in cash and cash equivalents	8,151,593	1,685,495
Cash and cash equivalents at beginning of period	16,287,229	16,574,549

Cash and cash equivalents at end of period	$24,438,822	$18,260,044

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

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

The information presented in the condensed consolidated financial statements and related footnotes at June 30, 2010, and for the three and six months ended June 30, 2010 and 2009, is unaudited, and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2009 have been derived from our audited financial statements. For further information, please refer to the consolidated financial statements and accompanying footnotes included in our annual report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 12, 2010.

3. Significant Accounting Policies

Cash Equivalents and Available-For-Sale Securities

Cash equivalents and available-for-sale securities primarily consist of money market funds, U.S. government-sponsored enterprise obligations, corporate obligations, U.S. Treasury obligations and mortgage-backed securities. We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents, which consist of money market funds, corporate obligations and U.S. government-sponsored enterprise obligations, are stated at fair value. They are also readily convertible to known amounts of cash and close enough to maturity that each presents insignificant risk of change in value due to changes in interest rates. Our classification of cash equivalents is consistent with prior periods.

We determine the appropriate classification of available-for-sale securities at the time of purchase and reevaluate such designation at each balance sheet date. We have classified all of our marketable securities at June 30, 2010 and December 31, 2009 as “available-for-sale.” We carry available-for-sale securities at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income, which is a separate component of stockholders’ equity.

We adjust the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. We include such amortization and accretion in interest and investment income. The cost of securities sold is based on the specific identification method. We include interest and dividends on securities classified as available-for-sale in interest and investment income.

We conduct periodic reviews to identify and evaluate each investment that has an unrealized loss, in accordance with the meaning of other-than-temporary impairment and its application to certain investments. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses on available-for-sale debt securities that are determined to be temporary, and not related to credit loss, are recorded, net of tax, in accumulated other comprehensive income.

For available-for-sale debt securities with unrealized losses, we perform an analysis to assess whether we intend to sell or whether we would more likely than not be required to sell the security before the expected recovery of the amortized cost basis. Where we intend to sell a security, or may be required to do so, the security’s decline in fair value is deemed to be other-than-temporary and the full amount of the unrealized loss is recorded within earnings as an impairment loss.

Regardless of our intent to sell a security, we perform additional analysis on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. Credit losses are identified where we do not expect to receive cash flows sufficient to recover the amortized cost basis of a security and are recorded within earnings as an impairment loss.

Segment Information

We make operating decisions based upon performance of the enterprise as a whole and utilize our consolidated financial statements for decision making. We operate in one business segment, which focuses on drug discovery and development.

All of our revenues to date have been generated under research collaboration agreements. Revenue associated with the amortization of the deferred revenue associated with the grant of licenses to, and reimbursed research and development services provided for, Mundipharma International Corporation Limited (“Mundipharma”) and Purdue Pharmaceutical Products L.P. (“Purdue”) accounted for all of our revenue for the three and six months ended June 30, 2010 and 2009. Payments due from Mundipharma and Purdue represented the entire unbilled accounts receivable as of June 30, 2010. We consider Mundipharma, Purdue and associated entities to be related parties for financial reporting purposes because of their equity ownership (see Note 8).

Basic and Diluted Loss per Common Share

Basic loss per share is based upon the weighted average number of common shares outstanding during the period, excluding restricted shares of common stock that have been issued but are not yet vested. Diluted loss per share is based upon the weighted average number of common shares outstanding during the period, plus the effect of additional weighted average common equivalent shares outstanding during the period when the effect of adding such shares is dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options (the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method) and the vesting of restricted shares of common stock. In addition, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options. Common equivalent shares have not been included in the loss per share calculations for the periods presented because the effect of including them would have been anti-dilutive. Total potential gross common equivalent shares consisted of the following:

	At June 30,
	2010	2009
Stock options	6,211,807	5,173,626
Warrants	6,246,629	6,246,629
Unvested restricted shares	6,839	29,383

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

We recognize revenues from non-refundable, up-front license fees on a straight-line basis over the contracted or estimated period of performance, which is typically the research or development term. We recognize research and development funding as earned over the period of effort as related research costs are incurred in proportion to our forecasted total expenses as compared to the total research funding budget for the year. We regularly consider whether events warrant a change in the estimated period of performance under an agreement. Such a change would cause us to modify the period of time over which we recognize revenue on a prospective basis from the up-front license fees paid to us under that agreement and would, in turn, result in changes in our quarterly and annual results.

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

Research and Development Expense

Research and development expense consists of expenses incurred in performing research and development activities, including salaries and benefits, facilities expenses, overhead expenses, materials and supplies, preclinical expenses, clinical trial and related clinical manufacturing expenses, stock-based compensation expense, contract services, and other outside expenses. We expense research and development costs as they are incurred. We have entered into certain collaboration agreements in which expenses are shared with the collaborator, and others in which we are reimbursed for work performed on behalf of the collaborator. We record all of our expenses as research and development expense. If the arrangement is a cost-sharing arrangement and there is a period during which we receive payments from the collaborator, we record payments from the collaborator for its share of the development effort as a reduction of research and development expense. If the arrangement is a cost-sharing arrangement and there is a period during which we make payments to the collaborator, we record our payments to the collaborator for its share of the development effort as additional research and development expense. If the arrangement provides for reimbursement of research and development expenses, as is the case with our alliance with Mundipharma and Purdue, we record the reimbursement as revenue.

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

Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, we have recorded a full valuation allowance against our otherwise recognizable net deferred tax assets as of June 30, 2010 and December 31, 2009.

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

The carrying amounts reflected in the condensed consolidated balance sheets for unbilled accounts receivable from Purdue entities, notes receivable from employees, prepaid expenses and other current assets, accounts payable and accrued expenses approximate fair value due to their short term maturities.

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

New Accounting Pronouncement

In April 2010, the Financial Accounting Standards Board issued Accounting Standard Update No. 2010-17, Milestone Method of Revenue Recognition (“ASU No. 2010-17”), which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Prior to the issuance of ASU No. 2010-17, authoritative guidance on the use of the milestone method did not exist. ASU No. 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010 with early adoption permitted. Alternatively, ASU No. 2010-17 can be adopted retrospectively for all prior periods. We do not expect ASU No. 2010-17 to have a material impact on our financial statements or results of operations.

4. Stock-Based Compensation

2010 Stock Incentive Plan

In March 2010, our 2010 Stock Incentive Plan (the “2010 Plan”) was approved by our board of directors, and in May 2010, the 2010 Plan was approved by our stockholders. The 2010 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, nonstatutory stock options, SARs, restricted stock, restricted stock units and other stock-based and cash-based awards. Up to 3,000,000 shares of our common stock may be issued pursuant to awards granted under the 2010 plan, plus an additional amount up to 5,443,833 shares of our common stock underlying already outstanding awards from the 2000 Plan. The 5,443,833 shares assumes that all awards issued under the 2000 Plan as of March 29, 2010 expire or are canceled without the holders receiving any shares under those awards.

For stock option grants made to new employees upon commencement of employment, awards typically provide for vesting of 25% of the shares underlying the award at the end of the first year of service with the remaining 75% of the shares underlying the award vesting ratable on a monthly basis over the following three-year period subject to continued service. Annual grants to existing employees typically provide for monthly vesting over four years.

Compensation Expense

Total stock-based compensation expense, related to all equity awards, for the three and six months ended June 30, 2010 and 2009 comprised the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Effect of stock-based compensation on net loss by line item:
Research and development	$911,126	$878,701	$1,870,490	$1,741,738
General and administrative	954,697	992,933	1,825,880	1,925,074

As of June 30, 2010, there was approximately $9.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options, which are expected to be recognized over a weighted-average period of 2.3 years.

During the six months ended June 30, 2010, we granted options to purchase 1,431,530 shares of our common stock at a weighted average fair value of $3.62. During the six months ended June 30, 2009, we granted options to purchase 511,510 shares of our common stock at a weighted average fair value of $3.67. The fair values were estimated using the Black-Scholes valuation model using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Risk-free interest rate	2.28%	2.91%	2.76%	2.20%
Expected annual dividend yield	—	—	—	—
Expected stock price volatility	59.01%	56.52%	59.54%	56.55%
Expected term of options	5.77 years	5.49 years	5.71 years	5.41 years

5. Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized holding gains and losses arising during the period on available-for-sale securities that are not other-than-temporarily impaired. For the three and six months ended June 30, 2010 and 2009, comprehensive loss was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(6,247,837)	$(11,324,990)	$(14,609,270)	$(15,275,442)
Net unrealized holding gains (losses) on available-for-sale securities arising during the period	178,943	(382,914)	56,928	(269,938)

Total comprehensive loss	$(6,068,894)	$(11,707,904)	$(14,552,342)	$(15,545,380)

Accumulated other comprehensive income (loss) consists of unrealized net gains (losses) on available-for-sale securities.

6. Cash, Cash Equivalents and Available-for-Sale Securities

The following is a summary of cash, cash equivalents and available-for-sale securities:

	June 30, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents due in 90 days or less	$24,438,757	$65	$—	$24,438,822
Available-for-sale securities:
Corporate obligations due in one year or less	19,908,408	8,047	(5,941)	19,910,514
Corporate obligations due in one year to five years	1,006,229	431	—	1,006,660
Mortgage-backed securities due after ten years	676,486	68,111	(912)	743,685
U.S. government-sponsored enterprise obligations due in one year or less	64,413,350	19,571	(639)	64,432,282
U.S. government-sponsored enterprise obligations due in one to five years	9,492,458	5,486	—	9,497,944

Total available-for-sale securities	95,496,931	101,646	(7,492)	95,591,085

Total cash, cash equivalents and available-for-sale securities	$119,935,688	$101,711	$(7,492)	$120,029,907

	December 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents due in 90 days or less	$16,287,229	$—	$—	$16,287,229
Available-for-sale securities:
Corporate obligations due in one year or less	31,505,149	13,461	(205)	31,518,405
U.S. Treasury securities due in one year or less	2,268,546	3,684	—	2,272,230
Mortgage-backed securities due after ten years	699,376	—	(8,870)	690,506
U.S. government-sponsored enterprise obligations due in one year or less	64,841,354	71,583	(494)	64,912,443
U.S. government-sponsored enterprise obligations due in one to five years	15,097,568	—	(41,868)	15,055,700

Total available-for-sale securities	114,411,993	88,728	(51,437)	114,449,284

Total cash, cash equivalents and available-for-sale securities	$130,699,222	$88,728	$(51,437)	$130,736,513

There were six debt securities that had been in an unrealized loss position for less than 12 months at June 30, 2010. The aggregate unrealized loss on these securities was $7,492 and the fair value was $15,344,482. We evaluated our securities for other-than-temporary impairments based on quantitative and qualitative factors. We considered the decline in market value for these six securities to be primarily attributable to current economic conditions. We do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost bases, which may be maturity. Based on our analysis, we do not consider these investments to be other-than-temporarily impaired at June 30, 2010.

There were no other-than-temporary impairments recognized for the three and six months ended June 30, 2010. During the three and six months ended June 30, 2009, we determined that one debt security was other-than-temporarily impaired and accordingly recorded a loss of $15,666 in our condensed consolidated statement of operations.

Realized gains on our available-for-sale securities were immaterial for the three and six months ended June 30, 2010 and 2009.

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

The following table provides the assets carried at fair value measured on a recurring basis as of June 30, 2010:

	Level 1	Level 2
Cash and cash equivalents	$16,889,202	$7,549,620
Corporate obligations (including commercial paper)	—	20,917,174
Mortgage-backed securities	—	743,685
U.S. government-sponsored enterprise obligations	—	73,930,226

Total	$16,889,202	$103,140,705

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

We did not change these valuation methods during the six months ended June 30, 2010.

8. Collaborations

Purdue and Mundipharma

In November 2008, we entered into strategic alliance agreements with each of Purdue and Mundipharma to develop and commercialize pharmaceutical products. The alliance includes product candidates that inhibit or target the Hedgehog pathway and fatty acid amide hydrolase, or FAAH, and product candidates arising out of all our discovery projects in all disease fields that achieve development candidate status on or before December 31, 2011 (with Mundipharma having the right, through the exercise of two consecutive one-year options, to extend such period through December 31, 2013). We refer to such three to five year period as the funded discovery period. The alliance also includes product candidates arising out of all our discovery projects in all disease fields that are identified in the research plan we will submit to Mundipharma as of October 1 immediately prior to the end of the funded discovery period. The program licensed from Intellikine, Inc., or Intellikine, in July 2010 related to products targeting the delta and/or gamma isoforms of phosphoinositide-3-kinase, or PI3K, (see Note 11) is also included in the alliance. Our heat shock protein 90, or Hsp90, and Bcl-2 programs are expressly excluded from the alliance. The agreement with Purdue is focused on the development and U.S. commercialization of products targeting FAAH. The agreement with Mundipharma is focused on the development and commercialization outside of the United States of all products and product candidates covered by the alliance, including those targeting FAAH.

Under the strategic alliance agreements, we have responsibility and decision-making authority for the performance of early discovery projects and the development of all product candidates on a worldwide basis. There are no joint steering or similar committees for the alliance. Mundipharma is obligated to pay 100% of our contractually budgeted amounts for research and development expenses incurred by us for early discovery projects and product candidates included in the alliance until the later of December 31, 2013 and the commencement of the first Phase 3 clinical trial of such product candidate, which we refer to as the transition date. The contractually budgeted amount for the period between November 19, 2008 and December 31, 2009 was $50 million and the contractually budgeted amounts for the years ending December 31, 2010 and 2011 are $65 million and $85 million, respectively. After the transition date for each product candidate other than those arising out of the FAAH project, we will share with Mundipharma all research and development costs for such product candidate equally. Mundipharma has the right to opt out of any early discovery project or any preclinical or clinical development program on an annual basis in November of each year. In the event of an opt-out decision, Mundipharma, together with Purdue with respect to the FAAH project, will continue to provide funding for, in the aggregate, 100% of our contractually budgeted research and development expenses for the applicable project or program for one year after the date of such opt out. Purdue has a comparable opt-out right with respect to the FAAH project. In addition to the annual opt-out right, Mundipharma and Purdue will each have the right to opt out of participation in the FAAH project following completion of the first Phase 1 clinical trial of IPI-940. We expect completion of this clinical trial in 2010. If Mundipharma and Purdue were to exercise this right, there is no residual funding obligation for the FAAH project, but we may redeploy contractually-budgeted amounts that had been allocated to the FAAH project to any other project that is the subject of the alliance. In addition, we and Mundipharma each have the right to opt out of continued development of a product candidate after it has reached the transition date, with a one year tail funding obligation for its 50% of post-transition date research and development expenses. If a party exercises its right to opt out of the development of a product or product candidate after the transition date, the other party may elect to continue the development and assume responsibility for the worldwide commercialization of such product or product candidate, subject to the payment of a royalty. We are recording revenue for reimbursed research and development services we perform for Mundipharma and Purdue. We recorded $17.7 million and $32.9 million in such revenue in the three and six month periods ended June 30, 2010, respectively. We recorded $12.4 million and $21.1 million in such revenue in the three and six month periods ended June 30, 2009, respectively. In the first month of each quarter, Purdue and Mundipharma each prepay an estimated quarterly research and development service amount, which we record as deferred revenue and recognize as revenue as expenses are incurred over the period of effort.

In connection with the entry into the strategic alliance agreements in November 2008, we also entered into a securities purchase agreement and line of credit agreement with Purdue and its independent associated company, Purdue Pharma L.P. (“PPLP”). In March 2009, Purdue assigned its interest under the line of credit agreement to PPLP. Under the securities purchase agreement we issued and sold in a first equity closing in November 2008 an aggregate of four million shares of our common stock at a purchase price of $11.25 per share, for an aggregate purchase price of $45 million. Of such shares, two million shares of our common stock were purchased by each purchaser. In January 2009, we conducted a second equity closing where we issued and sold an aggregate of two million shares of our common stock and warrants to purchase up to an aggregate of six million shares of our common stock, for an aggregate purchase price of $30 million. An equal number of shares and warrants were purchased by each purchaser. Warrants for 1,000,000 shares of our common stock expired unexercised on July 1, 2010.

The remaining warrants are currently exercisable for:

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

All deferred revenue related to this strategic alliance is currently recognized as revenue ratably over 14 years, which is our estimated period of performance under the alliance agreements. We periodically review this estimate and make adjustments as facts and circumstances dictate. We recognized $0.7 million in such revenue in the three months ended June 30, 2010 and 2009 and $1.5 million in such revenue in the six months ended June 30, 2010 and 2009.

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

MedImmune/AZ

In August 2006, we entered into a product development and commercialization agreement with MedImmune, Inc., an affiliate of AstraZeneca plc (“MedImmune/AZ”), to jointly develop and commercialize cancer drugs targeting Hsp90 and the Hedgehog pathway. Under the terms of this agreement, we shared equally with MedImmune/AZ all development costs, as well as potential profits and losses, from any future marketed products. In November 2007, we regained from MedImmune/AZ worldwide development and commercialization rights under our Hedgehog pathway program on a royalty-free basis. In December 2008, we regained from MedImmune/AZ worldwide development and commercialization rights under our Hsp90 chaperone inhibitor program, subject to the payment of single-digit royalties on worldwide net sales, if any, of each of IPI-504 and IPI-493. In January 2009, we reached an agreement with MedImmune/AZ to settle the residual funding obligation remaining for 2009 through lump-sum payments totaling $12.5 million, which were recorded as income from residual funding after reacquisition of Hsp90 program (a component of other income) in the six months ended June 30, 2009. We received $6.2 million and $12.5 million in cash from MedImmune/AZ in the three and six months ended June 30, 2009, respectively.

9. Loan Commitment Asset from Purdue Entities

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

We are amortizing this asset to interest expense over the life of the loan arrangement, or 10 years commencing on April 1, 2009, the date we could begin drawing on the line. We recorded approximately $0.4 million and $0.9 million of related amortization expense in the three and six months ended June 30, 2010, respectively. We recorded approximately $0.4 million of related amortization expense in the three and six months ended June 30, 2009. As of June 30, 2010, no amounts have been borrowed under this line of credit.

10. Income from NIH Reimbursement

During the three and six months ended June 30, 2009, we received $1.7 million from the National Institutes of Health, or NIH, relating to contract work performed by Discovery Partners International, Inc. from August 2004 through June 2006. As the amount received is not related to our ordinary course of operations, we have recorded the amount as other income.

11. Subsequent Event

In July 2010, we entered into a development and license agreement with Intellikine to discover, develop and commercialize pharmaceutical products targeting the delta and/or gamma isoforms of PI3K. Under the terms of the agreement, we obtained global development and commercialization rights to Intellikine’s portfolio of inhibitors of PI3K delta and/or gamma, including INK1197, a dual delta/gamma-specific inhibitor of PI3K, which we now refer to as IPI-145. We are obligated to pay Intellikine $13.5 million in initial license payments, which we expect to include as research and development expense in the quarter ending September 30, 2010. In addition, we are obligated to fund research activities conducted by Intellikine under a two year research program to identify additional novel delta, gamma and dual delta/gamma-specific inhibitors of PI3K for future development. We will recognize these costs as research and development expense as they are incurred. We may extend the research program for an additional year upon written notice to Intellikine at least 180 days prior to the last day of the initial two-year research term. In addition, we are obligated to pay up to $25 million in success-based milestones for the development of two distinct product candidates, and up to $450 million in success-based milestones for the approval and commercialization of two distinct products. We are also obligated to pay Intellikine royalties upon successful commercialization of products licensed to us. We will direct all development and commercialization activities worldwide for products arising from the agreement for all therapeutic indications. For a product directed primarily to an oncology indication, Intellikine will have the option, at the end of Phase 2 clinical development and upon payment of an option fee, to convert its royalty interest in U.S. sales into the right to share in 50% of profits and losses on U.S. development and commercialization, and to participate in up to 30% of the detailing effort for these products in the United States.

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

Business Overview

We are a drug discovery and development company that is utilizing our strength in small molecule drug technologies to discover and develop medicines for difficult to treat diseases. Our discovery program has generated four clinical stage drug candidates spanning programs in the inhibition of heat shock protein 90, or Hsp90, chaperone system, the Hedgehog signaling pathway and fatty acid amide hydrolase, or FAAH. In July 2010, we also obtained global development and commercialization rights to develop inhibitors of phosphoinositide-3-kinase, or PI3K.

Hsp90 is a central component of the cellular chaperone system—a system that supports and stabilizes cancer-causing proteins such as EGFR and HER2, enabling multiple forms of cancer to thrive. Inhibition of the Hsp90 chaperone knocks out this critical source of support for cancer cells, leading to tumor growth inhibition and cancer cell death. Thus, Hsp90 chaperone inhibition may represent a significant yet currently unaddressed strategy for treating patients with cancer. We are developing two drug candidates in our Hsp90 chaperone inhibitor program: IPI-504 (retaspimycin hydrochloride), an intravenously-administered small molecule, and IPI-493, which is administered orally. We are conducting various clinical and preclinical studies of IPI-504 and IPI-493. These studies are focused on establishing a dose and schedule of administration that optimizes safety and efficacy of these candidates, and identifying patient populations, or subpopulations, most likely to benefit from Hsp90 chaperone inhibition. If these studies do not yield results we believe are necessary to warrant further development, we may elect to discontinue further development of the applicable drug candidate.

In June 2010, we reported final data from a Phase 2 clinical trial of IPI-504 in patients with advanced non-small cell lung cancer, or NSCLC, which showed an objective response rate of seven percent in the overall study population of 78 patients: ten percent in patients who were epidermal growth factor receptor, or EGFR, wild-type, four percent in those with EGFR mutations, and 12% among KRAS wild-type patients. Among the patients with anaplastic lymphoma kinase, or ALK, gene rearrangements, there was a 67% response rate, with two of three patients experiencing partial responses and the third patient experiencing a 24% disease reduction, all three of whom received IPI-504 for at least six months. IPI-504 was generally well tolerated in this study. Validation of these findings is ongoing in an investigator-sponsored trial at Massachusetts General Hospital by Dr. Lecia Sequist, the principal investigator of the Phase 2 study.

In addition, we recently completed an interim review of data from the first cohort of patients enrolled in a Phase 2 clinical trial evaluating IPI-504 in combination with Herceptin® (trastuzumab) in patients with HER2-positive metastatic breast cancer. This review showed that IPI-504 was well-tolerated when administered at 300 mg/m2 once weekly in combination with trastuzumab in this heavily pre-treated patient population. Clinical activity was also observed at this dose and schedule, but it was insufficient to satisfy our rigorous stage gate for continuation of this study. While we believe that the insufficient clinical activity in this study was the result of IPI-504 being administered at a less than optimal dose in this combination, we do not intend to continue development of IPI-504 in breast cancer in light of the evolving therapeutic landscape. We expect to present data from this clinical trial at a medical meeting in 2011.

In addition, Infinity is continuing to evaluate patients in a Phase 1b clinical trial of IPI-504 in combination with Taxotere® (docetaxel) that is currently focused on patients with advanced NSCLC. Beyond this study and the ongoing IST in NSCLC patients with ALK rearrangements, no new clinical trials of IPI-504 are planned at this time. Decisions regarding future clinical trials, if any, will be based on data from the ongoing clinical trials of IPI-504, relevant preclinical data, and the other portfolio choices then available to us.

We are evaluating IPI-493 in two Phase 1, dose escalation studies to determine the optimal dose and schedule for future development. One, being conducted in patients with advanced hematologic malignancies, is designed to assess safety and tolerability of IPI-493 in this patient population, and pharmacokinetic parameters and effects of IPI-493 on pharmacodynamic markers of biological activity are also being assessed. The other study is being conducted in patients with advanced solid tumors. We anticipate reporting data from our Phase 1 program in 2011.

We have worldwide development and commercialization rights for our Hsp90 chaperone inhibitor program, which includes IPI-504 and IPI-493, subject to the payment to our former partner, MedImmune, Inc., an affiliate of AstraZeneca plc, of a single-digit royalty on net sales of IPI-504 and IPI-493. We refer to MedImmune, Inc. in this report as MedImmune/AZ.

The lead candidate in our Hedgehog signal transduction pathway, or Hedgehog pathway, program is IPI-926, a novel, orally-available inhibitor of the Hedgehog pathway. The Hedgehog pathway plays a critical role in cell differentiation and patterning during development, but is inactive in most adult cells. Malignant activation of the Hedgehog pathway is believed to play a central role in allowing the proliferation and survival of cancer cells, including in pancreatic, prostate, small cell lung, breast, blood cancers, as well as certain skin and brain cancers. IPI-926 has demonstrated anti-tumor activity in numerous preclinical models.

In April 2010, we initiated a randomized Phase 1b/2 clinical trial evaluating IPI-926 in combination with gemcitabine in patients with pancreatic cancer. The Phase 1b portion of the study is a dose-escalation evaluating once-daily oral administration of IPI-926 and weekly intravenous administration of gemcitabine. The Phase 2 portion of this trial is set to commence once the recommended Phase 2 doses for IPI-926 and gemcitabine have been established. The Phase 2 portion of the trial is an international, multi-center, randomized, double-blind trial evaluating approximately 120 patients with pancreatic cancer. The primary endpoint of the Phase 2 portion of the trial is overall survival. Secondary endpoints include progression free survival, time to progression, and overall response rate. We continue to enroll patients in a Phase 1 clinical trial evaluating IPI-926 in patients with advanced and/or metastatic solid tumors. The primary objectives of this trial are to evaluate the safety and tolerability of IPI-926 and to identify a dose and schedule for subsequent studies. We intend to report data from this study in 2010. We are pursuing our Hedgehog pathway program in collaboration with Mundipharma International Corporation Limited, or Mundipharma.

We also have a program directed to FAAH, an emerging target for neuropathic pain. The enzyme FAAH degrades anandamide, which is a neurotransmitter that produces a pain relieving effect in response to pain and nerve injury. FAAH inhibition is believed to increase the duration of anandamide’s effect, prolonging pain relief at the site of release. We are in Phase 1 clinical development with IPI-940, our novel, orally available inhibitor of FAAH, and anticipate completing Phase 1 development in 2010. The objectives of our Phase 1 development program are to evaluate the safety, tolerability, and pharmacokinetic and pharmacodynamic properties of IPI-940. We are pursuing our FAAH program in collaboration with Mundipharma and its independent associated company, Purdue Pharmaceutical Products L.P., or Purdue.

In July 2010, we entered into a development and license agreement with Intellikine, Inc., or Intellikine, under which we obtained global development and commercialization rights to Intellikine’s portfolio of inhibitors targeting the delta and/or gamma isoforms of PI3K. The PI3Ks are a family of enzymes involved in cellular functions, including cell proliferation and survival, cell differentiation, intracellular trafficking and immunity. Because the delta and gamma isoforms of PI3K are restricted primarily to cells of the immune system, they are strongly implicated in immune-mediated inflammatory and allergic disorders. Our lead compound in this program, IPI-145, is an orally-available, small molecule, dual-selective inhibitor of PI3Kdelta and PI3Kgamma. IPI-145 has demonstrated activity in preclinical models of rheumatoid arthritis, allergy and inflammation. We intend to commence clinical development of IPI-145 in autoimmune-inflammatory diseases in 2011.

We have spent, and expect to continue to spend, significant resources to fund the research and development of IPI-504, IPI-493, IPI-926, IPI-940, IPI-145 and our other drug candidates. While we may have net income in future periods as the result of non-recurring collaboration income, we expect to incur substantial operating losses over the next several years as our clinical trial and drug manufacturing activities increase.

Collaboration Agreements

Purdue and Mundipharma. In November 2008, we entered into strategic alliance agreements with each of Purdue and Mundipharma to develop and commercialize pharmaceutical products. The alliance includes product candidates that inhibit or target the Hedgehog pathway and FAAH, and product candidates arising out of all our discovery projects in all disease fields that achieve development candidate status on or before December 31, 2011 (with Mundipharma having the right, through the exercise of two consecutive one-year options, to extend such period through December 31, 2013). We refer to such three to five year period as the funded discovery period. The alliance also includes product candidates arising out of all our discovery projects in all disease fields that are identified in the research plan we will submit to Mundipharma as of October 1 immediately prior to the end of the funded discovery period. The program licensed from Intellikine in July 2010 related to products targeting the delta and/or gamma isoforms of PI3K is also included in the alliance. Our Hsp90 and Bcl-2 programs are expressly excluded from the alliance. The agreement with Purdue is focused on the development and U.S. commercialization of products targeting FAAH. The agreement with Mundipharma is focused on the development and commercialization outside of the United States of all products and product candidates covered by the alliance, including those targeting FAAH.

Under the strategic alliance agreements, we have responsibility and decision-making authority for the performance of early discovery projects and the development of all product candidates on a worldwide basis. There are no joint steering or similar committees for the alliance. Mundipharma is obligated to pay 100% of our contractually budgeted amounts for research and development expenses incurred by us for early discovery projects and product candidates included in the alliance until the later of December 31, 2013 and the commencement of the first Phase 3 clinical trial of such product candidate, which we refer to as the transition date. The contractually budgeted amount for the period between November 19, 2008 and December 31, 2009 was $50 million and the contractually budgeted amounts for the years ended December 31, 2010 and 2011 are $65 million and $85 million, respectively. After the transition date for each product candidate other than those arising out of the FAAH project, we will share with Mundipharma all research and development costs for such product candidate equally. We are recording revenue for reimbursed research and development services we perform for Mundipharma and Purdue. We recorded $17.7 million and $32.9 million in such revenue in the three and six months ended June 30, 2010, respectively. We recorded $12.4 million and $21.1 million in such revenue in the three and six months ended June 30, 2009, respectively.

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

In 2008, we recorded $23.8 million as deferred revenue associated with the grant of licenses to Mundipharma and Purdue. This amount represented the excess of the amount paid by Purdue and PPLP for our common stock ($11.25 per share) over the closing market price on the day before the first equity closing ($5.29 per share). In 2008, we considered our obligation, absent material adverse changes, to issue Purdue and PPLP the second closing securities to be a forward contract with immaterial intrinsic value, which was recorded in stockholders’ equity. This forward contract closed in January 2009 upon the issuance of the second closing securities. In January 2009, we recorded $18.2 million as deferred revenue associated with the grant of licenses to Mundipharma and Purdue, representing the excess of the $30 million paid by Purdue and PPLP for the second closing securities over the fair market value of these securities ($5.29 per share for the common stock and approximately $1.3 million for the warrants) as of the day before the first equity closing. All deferred revenue related to the strategic alliance with Mundipharma and Purdue will be recognized as revenue ratably over 14 years, which is our estimated period of performance under the arrangement. We will periodically review this estimate and make adjustments as facts and circumstances dictate. We recognized $0.7 million in such revenue in the three months ended June 30, 2010 and 2009 and $1.5 million in such revenue in the six months ended June 30, 2010 and 2009.

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

The extension of the line of credit at an interest rate below our incremental borrowing rate represented the transfer of additional value to us in the arrangement. As such, we recorded the fair value of the line of credit of $17.3 million as a loan commitment asset on our balance sheet in 2008. We began amortizing this asset to interest expense over the life of the loan arrangement, or 10 years, on April 1, 2009. We recorded approximately $0.4 million and $0.9 million of related amortization expense in the three and six months ended June 30, 2010, respectively. We recorded approximately $0.4 million of related amortization expense in the three and six months ended June 30, 2009. Because Purdue and its associated companies became related parties as a result of their equity ownership, we recorded the offset to this asset as additional paid-in capital in 2008. As of June 30, 2010, no amounts have been borrowed under this line of credit.

Intellikine. In July 2010, we entered a development and license agreement with Intellikine to discover, develop and commercialize pharmaceutical products targeting the delta and/or gamma isoforms of PI3K. Under the terms of the agreement, we obtained global development and commercialization rights to Intellikine’s portfolio of inhibitors of PI3K delta and/or gamma, including INK1197, a dual delta/gamma-specific inhibitor of PI3K, which we now refer to as IPI-145. We are obligated to pay Intellikine $13.5 million in initial license payments, which we expect to include as research and development expense in the quarter ending September 30, 2010. In addition, we are obligated to fund research activities conducted by Intellikine under a two year research program to identify additional novel delta, gamma and dual delta/gamma-specific inhibitors of PI3K for future development. We expect to recognize these costs as research and development expense as they are incurred. We may extend the research program for an additional year upon written notice to Intellikine at least 180 days prior to the last day of the initial two-year research term. We are also obligated to pay up to $25 million in success-based milestones for the development of two distinct product candidates, and up to $450 million in success-based milestones for the approval and commercialization of two distinct products. In addition, we are obligated to pay Intellikine royalties upon successful commercialization of products licensed to us, which are payable until the later to occur of the last-to-expire of specified patent rights and the expiration of non-patent regulatory exclusivities in a country, subject to reduction in certain circumstances.

We will direct all development and commercialization activities worldwide for products arising from the agreement for all therapeutic indications. For a product directed primarily to an oncology indication, Intellikine will have the option, at the end of Phase 2 clinical development and upon payment of an option fee, to convert its royalty interest in U.S. sales into the right to share in 50% of profits and losses on U.S. development and commercialization, and to participate in up to 30% of the detailing effort for these products in the United States. Intellikine may terminate its participation rights in any oncology product with twelve months prior written notice to us, after which Intellikine’s participation rights would revert back to the original milestone- and royalty-based payment structure, provided that Intellikine would not be entitled to receive royalty payments for net sales occurring prior to the termination date and certain specified milestone payments.

Other than pursuant to the agreement, neither we nor Intellikine may research, develop or commercialize products directed to the PI3K delta and/or gamma isoforms which meet certain selectivity criteria.

The agreement expires when the parties have no further obligations to each other thereunder, unless earlier terminated. Either party may terminate the agreement on 75 days’ prior written notice if the other party materially breaches the agreement and fails to cure such breach within the applicable notice period, provided that the notice period is reduced to 30 days where the alleged breach is non-payment. Intellikine may terminate the agreement immediately upon written notice if we fail to make the initial license payments. Additionally, Intellikine may terminate the agreement upon 30 days’ written notice if we or a related party brings an action challenging the validity of any of the licensed patents, provided that we have not withdrawn such action before the end of the 30-day notice period. We may terminate the agreement at any time upon 180 days’ prior written notice provided after the end of the research term.

MedImmune/AZ. In August 2006, we entered into a product development and commercialization agreement with MedImmune/AZ, to jointly develop and commercialize cancer drugs targeting Hsp90 and the Hedgehog pathway. Under the terms of this agreement, we shared equally with MedImmune/AZ all development costs, as well as potential profits and losses, from any future marketed products. In November 2007, we regained from MedImmune/AZ worldwide development and commercialization rights under our Hedgehog pathway program on a royalty-free basis. In December 2008, we regained from MedImmune/AZ worldwide development and commercialization rights under our Hsp90 chaperone inhibitor program. In January 2009, we reached an agreement with MedImmune/AZ to settle the residual funding obligation remaining for 2009 through lump-sum payments totaling $12.5 million, which were recorded as income from residual funding after reacquisition of Hsp90 program (a component of other income) in the six months ended June 30, 2009. We received $6.2 million and $12.5 million in cash from MedImmune/AZ in the three and six months ended June 30, 2009, respectively.

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

Financial Overview

Revenue

All of our revenue to date has been derived from license fees, the reimbursement of research and development costs, contract service revenue and milestones payments received from our collaboration partners. As the agreements with Mundipharma and Purdue provide for funding for our research and development efforts, we recognize this cost reimbursement as revenue in the period earned in proportion to our forecasted total expenses as compared to the total research funding budget for the year. In the future, we may generate revenue from a combination of product sales, research and development support services and milestone payments in connection with strategic relationships, and royalties resulting from the sales of products developed under licenses of our intellectual property. We expect that any revenue we generate will fluctuate from year to year as a result of the timing and amount of license fees, research and development reimbursement, milestone and other payments earned under our collaborative or strategic relationships, and the amount and timing of payments that we earn upon the sale of our products, to the extent any are successfully commercialized. If we fail to complete the development of our drug candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

Research and Development Expense

We are a drug discovery and development company. Our research and development expense primarily consists of the following:

•	compensation of personnel associated with research activities;

•	clinical testing costs, including payments made to contract research organizations;

•	laboratory supplies and materials;

•	manufacturing drug candidates for preclinical testing and clinical studies;

•	preclinical testing costs, including costs of toxicology studies;

•	fees paid to external consultants;

•	fees paid to professional service providers for independent monitoring and analysis of our clinical trials;

•	costs for collaboration partners to perform research activities;

•	costs to license compounds;

•	depreciation of equipment; and

•	allocated costs of facilities.

General and Administrative Expense

General and administrative expense primarily consists of compensation of personnel in executive, finance, accounting, legal, information technology infrastructure, corporate communications, human resources and commercial functions. Other costs include facilities costs not otherwise included in research and development expense, and professional fees for legal and accounting services. General and administrative expense also consists of the costs of maintaining our intellectual property portfolio.

Other Income and Expense

Interest expense and other interest and investment income typically consists of interest earned on cash, cash equivalents and available-for-sale securities, net of interest expense, and amortization of warrants. Interest expense includes amortization of the loan commitment asset from PPLP starting on April 1, 2009. Income from residual funding after reacquisition of Hsp90 program was recorded in the six months ended June 30, 2009.

Critical Accounting Policies and Significant Judgments and Estimates

The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, accrued expenses, assumptions in the valuation of stock-based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.

There have been no material changes to our critical accounting policies during the six months ended June 30, 2010. Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2009 for a discussion of our critical accounting policies and significant judgments and estimates.

New Accounting Pronouncement

In April 2010, the Financial Accounting Standards Board issued Accounting Standard Update No. 2010-17, Milestone Method of Revenue Recognition (“ASU No. 2010-17”), which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Prior to the issuance of ASU No. 2010-17, authoritative guidance on the use of the milestone method did not exist. ASU No. 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010 with early adoption permitted. Alternatively, ASU No. 2010-17 can be adopted retrospectively for all prior periods. We do not expect ASU No. 2010-17 to have a material impact on our financial statements or results of operations.

Results of Operations

The following tables summarize our results of operations for each of the three and six months ended June 30, 2010 and 2009, in thousands, together with the change in these items in dollars and as a percentage:

	For the Three Months Ended June 30,
	2010	2009	$ Change	% Change
Revenue	$18,388	$13,165	$5,223	40%
Research and development expense	(19,011)	(20,713)	1,702	(8)%
General and administrative expense	(5,216)	(5,681)	465	(8)%
Interest expense	(433)	(433)	—	—
Income from NIH reimbursement	—	1,745	(1,745)	(100)%
Interest and investment income	25	592	(567)	(96)%

	For the Six Months Ended June 30,
	2010	2009	$ Change	% Change
Revenue	$34,381	$22,594	$11,787	52%
Research and development expense	(38,389)	(41,954)	3,565	(8)%
General and administrative expense	(9,965)	(11,012)	1,047	(10)%
Interest expense	(866)	(434)	(432)	100%
Income from residual funding after reacquisition of Hsp90 program	—	12,450	(12,450)	(100)%
Income from NIH reimbursement	—	1,745	(1,745)	(100)%
Interest and investment income	230	1,334	(1,104)	(83)%

Revenue

Our revenue during the three and six months ended June 30, 2010 consisted of approximately $17.7 million and $32.9 million, respectively, for reimbursed research and development services and $0.7 million and $1.5 million, respectively, from the amortization of the deferred revenue associated with the grant of licenses under our strategic agreements with Mundipharma and Purdue. Our revenue during the three and six months ended June 30, 2009 consisted of approximately $12.4 million and $21.1 million, respectively, for reimbursed research and development services and $0.7 million and $1.5 million, respectively, from the amortization of the deferred revenue associated with the grant of licenses under our strategic alliances with Mundipharma and Purdue. The increase in reimbursed research and development services revenue is a result of a contractual increase in the committed amount of research and development funding from Mundipharma and Purdue and increased internal effort and greater external expenses on our FAAH inhibitor, Hedgehog pathway inhibitor and early discovery programs.

Research and Development Expense

Research and development expense represented approximately 78% of our total operating expenses for the three months ended June 30, 2010 and 2009. Research and development expense represented approximately 79% of our total operating expenses for the six months ended June 30, 2010 and 2009. The decrease in research and development expense in the three months ended June 30, 2010 as compared to the same period in 2009 is primarily attributable to a decrease of $1.5 million in pharmaceutical development expenses related to our Hsp90 chaperone inhibitor program and a decrease of $1.2 million in pre-clinical expenses, partially offset by an increase of $1.3 million in clinical expenses as our programs in the inhibition of the Hedgehog pathway and FAAH have advanced.

The decrease in research and development expense in the six months ended June 30, 2010 as compared to the same period in 2009 is primarily attributable to a decrease of $3.3 million in pharmaceutical development expenses related to our Hsp90 chaperone inhibitor program.

During the three and six months ended June 30, 2010 and 2009, we estimate that we incurred the following expenses by program. These expenses primarily relate to payroll and related expenses for personnel working on the programs, process development and manufacturing, preclinical toxicology studies, clinical trial costs and allocated costs of facilities.

Program	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009
Hsp90 chaperone inhibitor	$3.2 million	$8.8 million
Hedgehog pathway inhibitor	7.4 million	6.1 million
FAAH inhibitor	4.9 million	2.9 million

Program	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Hsp90 chaperone inhibitor	$8.7 million	$21.6 million
Hedgehog pathway inhibitor	12.9 million	10.0 million
FAAH inhibitor	9.7 million	4.8 million

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

General and Administrative Expense

The decrease in general and administrative expense for the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009 is primarily attributable to a decrease in consulting expenses, principally related to early commercial development.

Interest Expense

Interest expense increased for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009, primarily as a result of our having commenced amortization of the loan commitment asset from Purdue entities on April 1, 2009.

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

Interest and Investment Income

Interest and investment income decreased in the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009 primarily as a result of the lower yields on our cash equivalents and available-for-sale securities. We expect interest and investment income to continue to be lower in 2010 as compared to 2009 primarily due to lower expected yields and lower average balances.

Liquidity and Capital Resources

We have not generated any revenue from the sale of drugs to date, and we do not expect to generate any such revenue for the next several years, if at all. We have instead relied on the proceeds from sales of equity securities, interest on investments, license fees, expense reimbursements under our collaborations, a milestone payment, contract service payments and debt to fund our operations. Our available-for-sale debt securities primarily trade in liquid markets, and the average number of days to maturity of our portfolio as of June 30, 2010 is less than six months. Because our product candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability.

The following table summarizes our significant capital resources (in thousands):

	June 30, 2010	December 31, 2009
Cash, cash equivalents and available-for-sale securities	$120,030	$130,737
Working capital	109,182	120,635

	Six Months Ended June 30,
	2010	2009
Cash provided by (used in):
Operating activities	$(9,045)	$12,902
Investing activities	17,125	(23,146)
Capital expenditures (included in investing activities above)	(928)	(1,508)
Financing activities	71	11,929

Cash Flows

The principal use of cash in operating activities in all of the periods presented was the funding of our research and development expenses, which have increased as our product development pipeline has advanced. Cash flows from operations in future periods can vary significantly due to various factors, including changes in accounts payable, accrued expenses and deferred revenue. During January 2009, we issued to Purdue and PPLP an aggregate of two million shares of our common stock and warrants to purchase up to six million shares of our common stock for cash proceeds of $30 million. The issuance of these securities was recorded for $11.8 million in our cash flows from financing activities, which represents the fair market value ($5.29 per share for the common stock and approximately $1.3 million for the warrants) as of the day before the first equity closing, and $18.2 million was accounted for as an up-front license fee in deferred revenue and recorded in our cash flows from operating activities.

Net cash from investing activities for the period ended June 30, 2010 included proceeds of $133.6 million from maturities of available-for-sale securities, proceeds of $7.2 million from sales of available-for-sale securities and $122.8 million in purchases of available-for-sale securities. Capital expenditures in the six months ended June 30, 2010 and June 30, 2009 primarily consisted of laboratory equipment and capitalized software costs.

We will need substantial additional funds to support our planned operations. In the absence of additional funding or business development activities and based on our current operating plans, we expect that our current cash and investments, together with research and development funding from Purdue and Mundipharma and the $50.0 million line of credit that has been made available to us by PPLP, are sufficient to fund our planned operations into 2013. We may, however, need to raise additional funds before that date if our research and development expenses exceed our current expectations or if we do not receive the payments we expect to receive from Mundipharma and Purdue. We may need to raise additional funds for other reasons, including:

•	our drug candidates require more extensive clinical or preclinical testing than we currently expect;

•	we advance more of our drug candidates than expected into costly later stage clinical trials;

•	we advance more preclinical drug candidates than expected into early stage clinical trials;

•	the cost of acquiring raw materials for, and of manufacturing, our drug candidates is higher than anticipated;

•	we acquire a third party or license rights to additional drug candidates or new technologies from one or more third parties;

•	we are required, or consider it advisable, to acquire or license intellectual property rights from one or more third parties;

•	Mundipharma or Purdue elects to discontinue its participation in a partnered program; or

•	we experience a loss in our investments due to general market conditions or other reasons.

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

A hypothetical 100 basis point increase in interest rates would result in an approximate $335,000 decrease in the fair value of our investments as of June 30, 2010, as compared to an approximate $446,000 decrease as of December 31, 2009. We generally hold our fixed income investments until maturity and, therefore, we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments

Item 4.	Controls and Procedures

Our management, with the participation of our principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our principal executive and financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have a limited operating history for you to evaluate our business. We have no approved products and have generated no product revenue from sales. We have primarily incurred operating losses. As of June 30, 2010, we had an accumulated deficit of $196.0 million. We have spent, and expect to continue to spend, significant resources to fund the research and development of IPI-504, IPI-493, IPI-926, IPI-940, IPI-145 and our other drug candidates. While we may have net income in future periods as the result of non-recurring collaboration income, we expect to incur substantial operating losses over the next several years as our clinical trial and drug manufacturing activities increase. As a result, we expect that our accumulated deficit will also increase significantly.

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

We will need substantial additional funds to support our planned operations. In the absence of additional funding or business development activities and based on our current operating plans, we expect that our current cash and investments, together with research and development funding from Mundipharma International Corporation Limited, or Mundipharma, and Purdue Pharmaceutical Products L.P., or Purdue, and the $50 million line of credit that has been made available to us by Purdue Pharma L.P., are sufficient to fund our planned operations into 2013. We may, however, need to raise additional funds before that date if our research and development expenses exceed our current expectations or if we do not receive the payments we expect to receive from Mundipharma and Purdue. We may need to raise additional funds for other reasons, including:

•	our drug candidates require more extensive clinical or preclinical testing than we currently expect;

•	we advance more of our drug candidates than expected into costly later stage clinical trials;

•	we advance more preclinical drug candidates than expected into early stage clinical trials;

•	the cost of acquiring raw materials for, and of manufacturing, our drug candidates is higher than anticipated;

•	we acquire a third party or license rights to additional drug candidates or new technologies from one or more third parties;

•	we are required, or consider it advisable, to acquire or license intellectual property rights from one or more third parties;

•	Mundipharma or Purdue elects to discontinue its participation in a partnered program; or

•	we experience a loss in our investments due to general market conditions or other reasons.

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

The risk of failure of our current clinical candidates is high. To date, the data supporting our clinical development strategy for IPI-504, IPI-493, IPI-926 and IPI-940 are derived solely from laboratory and preclinical studies and, in the case of IPI-504, limited early-to-mid-stage clinical trials. Later clinical trials may not yield data consistent with earlier clinical trials, as was the case in our Phase 3 clinical trial of IPI-504 in patients with gastrointestinal stromal tumors, or GIST, which we elected to close in April 2009 when an early review of safety data showed a higher than anticipated mortality rate among patients enrolled in the treatment arm. In such a case, it may be necessary for us to change our development strategy or abandon development of that drug candidate, either of which would result in delays and additional costs. We are conducting various clinical and preclinical studies of IPI-504 and IPI-493. These studies are focused on seeking to establish a dose and schedule of administration that optimizes safety and efficacy of these candidates, and identifying patient populations, or subpopulations, most likely to benefit from Hsp90 chaperone inhibition. If these studies do not yield results we believe are necessary to warrant further development, we may elect to discontinue further development of the applicable drug candidate. It is impossible to predict when or if IPI-504, IPI-493, IPI-926, IPI-940, IPI-145 or any of our other drug candidates will prove safe or effective in humans or receive regulatory approval. These drug candidates may not demonstrate in patients the chemical and pharmacological properties ascribed to them in laboratory studies or early-stage clinical trials, and they may interact with human biological systems or other drugs in unforeseen, ineffective or harmful ways. If we are unable to discover or successfully develop drugs that are safe and effective in humans, we will not have a viable business.

If our global strategic alliance with Mundipharma and Purdue, or any future alliance we may enter into, is unsuccessful, our operations may be negatively impacted.

We have a global strategic alliance with Mundipharma to research, develop and jointly commercialize IPI-926, IPI-940 and product candidates arising out of our Hedgehog pathway, fatty acid amide hydrolase, or FAAH, and early discovery programs, including our phosphoinositide-3-kinase , or PI3K, program, and with Purdue to commercialize product candidates arising out of our FAAH program in the United States. Under the strategic alliance agreements, Mundipharma and Purdue have committed to provide substantial funding, significant capabilities in the field of pain and, in the case of Mundipharma, significant capabilities in marketing and sales outside of the United States. The success of this alliance is largely dependent on the resources, efforts, technology and skills brought to such alliance by Mundipharma and Purdue. Disputes and difficulties in these types of relationships are common, often due to conflicting priorities or conflicts of interest. Merger and acquisition activity may exacerbate these conflicts. The benefits of this alliance will be reduced or eliminated if Mundipharma and/or Purdue:

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

Further, while our agreement with Intellikine precludes Intellikine from developing or commercializing products directed to the PI3K delta and/or gamma isoforms that meet certain selectivity criteria, Intellikine or other potential competitors may develop products directed to other isoforms of PI3K.

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

As of June 30, 2010, we had approximately $120.0 million in cash, cash equivalents and available-for-sale securities. We historically have invested these amounts in money market funds, corporate obligations, U.S. government-sponsored enterprise obligations, U.S. Treasury securities and mortgage-backed securities meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, market and interest rate risks. We may realize losses in the fair value of these investments or a complete loss of these investments. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio may have a material adverse effect on our financial condition and results of operations.

The estimates we make, or the assumptions on which we rely, in preparing our condensed consolidated financial statements could prove inaccurate.

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses. Such estimates and judgments include those related to revenue recognition, accrued expenses, assumptions in the valuation of stock-based compensation and income taxes. We base our estimates and judgments on historical experience, facts and circumstances known to us and on various assumptions that we believe to be reasonable under the circumstances. These estimates and judgments, or the assumptions underlying them, may change over time or prove inaccurate.

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

To date, we have not obtained approval from the U.S. Food and Drug Administration, or FDA, or any foreign regulatory authority to market or sell any of our drug candidates. Our success depends primarily upon our, and our strategic alliance partners’, ability to develop and commercialize our drug candidates successfully. Our two drug candidates in our Hsp90 program are IPI-504, which is currently in multiple early-to-mid-stage clinical trials, and IPI-493, which is being evaluated in two Phase 1 clinical trials. Our Hedgehog pathway inhibitor, IPI-926 is being evaluated in a Phase 1 clinical trial and in a Phase 1b/2 clinical trial. We also commenced our first clinical trial of IPI-940 in February 2010, and we have other drug candidates in various stages of preclinical development and discovery research, including IPI-145, the lead compound in our PI3K inhibitor program.

Our drug candidates are subject to extensive governmental regulations relating to development, clinical trials, manufacturing and commercialization. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required in the United States and in many foreign jurisdictions prior to the commercial sale of medicinal products like our drug candidates. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the drug candidates we are developing, or may in the future develop, either alone or in collaboration with strategic alliance partners, will obtain marketing approval. In connection with the clinical trials of IPI-504, IPI-493, IPI-926, IPI-940 and any other drug candidate we may seek to develop in the future, including IPI-145, we face, among other risks, risks that:

•	the drug candidate may not prove to be safe or effective;

•	the results of later trials may not confirm positive results from earlier preclinical studies or clinical trials, as was the case with our Phase 3 clinical trial of IPI-504 in GIST; and

•	the results may not meet the level of statistical significance required by the FDA or other regulatory authorities.

We are conducting various clinical and preclinical studies of IPI-504 and IPI-493. These studies are focused on seeking to establish a dose and schedule of administration that optimizes safety and efficacy of these candidates, and identifying patient populations, or subpopulations, most likely to benefit from Hsp90 chaperone inhibition. If these studies do not yield results we believe are necessary to warrant further development, we may elect to discontinue further development of the applicable drug candidate.

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

We have certain commercialization rights to our product portfolio, but we currently have limited marketing and sales experience and capabilities.

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

We seek to develop new drugs for cancer and related conditions. The cancer therapeutic segment of the pharmaceutical industry is highly competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs that target various forms of cancer. We currently face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available. Moreover, there are a number of large pharmaceutical companies currently marketing and selling products to treat cancer, including Bristol-Myers Squibb Company, F. Hoffmann-La Roche Ltd. and its subsidiary Genentech, Inc., Novartis AG and Pfizer, Inc. In addition to currently approved drugs, there are a significant number of drugs that are currently under development and may become available in the future for the treatment of various forms of cancer. We are also aware of a number of companies seeking to develop drug candidates directed to the same biological targets that our own drug candidates are designed to inhibit. Specifically, we are aware of numerous companies that have clinical development programs for compounds targeting Hsp90, which is the target of IPI-504 and IPI-493. These companies include, without limitation, Bristol Myers Squibb Company, Biogen Idec Inc., Synta Pharmaceuticals Corp., Vernalis plc (in collaboration with Novartis), Pfizer, Inc., Astex Therapeutics Limited, Exelixis, Inc., Myriad Pharmaceuticals, Inc., Kyowa Hakko Kirin Co. Ltd., and Abraxis Bioscience, Inc. In addition, Genentech, Inc. (through its collaboration with Curis, Inc.), Bristol Myers Squibb Company (through its collaboration with Exelixis, Inc.), Novartis AG and Pfizer, Inc. are developing drugs targeting the Hedgehog pathway, which is also being targeted by IPI-926. Also, we believe that Pfizer, Inc. and Ironwood Pharmaceuticals, Inc. are developing inhibitors of FAAH. Finally, we believe that Novartis AG, Pfizer, Inc., Semafore Pharmaceuticals, Inc., Bayer AG, GlaxoSmithKline plc, Calistoga Pharmaceuticals, Inc., sanofi-aventis (through its collaboration with Exelixis, Inc.), Genentech, Inc. and Oncothyreon Inc. are developing drugs that target PI3K.

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

The PTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. There are situations in which non-compliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case.

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

The market price of our common stock could be subject to significant fluctuations. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the results of our current and any future clinical trials of IPI-504, IPI-493, IPI-926, IPI-940 and our other drug candidates;

•	the results of preclinical studies and planned clinical trials of our discovery-stage programs;

•	product portfolio decisions resulting in the delay or termination of our product development programs;

•	future sales of, and the trading volume in, our common stock;

•

our entry into key agreements, including those related to the acquisition or in-licensing of new programs, or the termination of key agreements, including our strategic alliance agreements with Purdue and Mundipharma and our development and license agreement with Intellikine, Inc.;

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

INFINITY PHARMACEUTICALS, INC.

Date: August 4, 2010	By:	/S/ ADELENE Q. PERKINS
Adelene Q. Perkins
President and Chief Executive Officer
(Principal Executive and Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description

3.1	Restated Certificate of Incorporation of the Registrant. Previously filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 000-31141) and incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Registrant. Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 17, 2009 (File No. 000-31141) and incorporated herein by reference.

4.1	Form of Common Stock Certificate. Previously filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-31141) and incorporated herein by reference.

4.2	Rights Agreement between the Registrant and American Stock Transfer & Trust Company dated February 13, 2003, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A junior participating preferred stock as Exhibit C. Previously filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on February 24, 2003 (File No. 000-31141) and incorporated herein by reference.

4.3	First Amendment to the Rights Agreement between the Registrant and American Stock Transfer & Trust Company dated April 11, 2006. Previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 12, 2006 (File No. 000-31141) and incorporated herein by reference.

4.4	Second Amendment to the Rights Agreement between the Registrant and American Stock Transfer & Trust Company, LLC dated November 19, 2008. Previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 20, 2008 (File No. 000-31141) and incorporated herein by reference.

10.1†	Development and License Agreement between the Registrant and Intellikine, Inc. dated July 7, 2010. Filed herewith.

10.2	Infinity Pharmaceuticals, Inc. 2010 Stock Incentive Plan. Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010 (File No. 000-31141) and incorporated herein by reference.

10.3	Form of Incentive Stock Option Agreement under 2010 Stock Incentive Plan. Previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010 (File No. 000-31141) and incorporated herein by reference.

10.4	Form of Nonstatutory Stock Option Agreement under 2010 Stock Incentive Plan. Previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010 (File No. 000-31141) and incorporated herein by reference.

31.1	Certification of principal executive and principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1	Certification of principal executive and principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

†	Confidential treatment has been requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.