Form 10-Q
period 2010-09-30
INFINITY PHARMACEUTICALS, INC.
filed 2010-11-09
CIK 1113148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on September 30, 2010: 26,368,479

INFINITY PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$18,180,304	$16,287,229
Available-for-sale securities	91,263,107	113,758,778
Unbilled accounts receivable from Purdue entities	5,579,244	—
Notes receivable from employees	41,936	55,059
Prepaid expenses and other current assets	2,806,961	3,511,968

Total current assets	117,871,552	133,613,034
Property and equipment, net	5,261,112	5,694,150
Loan commitment asset from Purdue entities, net	14,721,150	16,020,075
Long-term available-for-sale securities	740,621	690,506
Notes receivable from employees	26,085	38,036
Restricted cash	1,121,786	1,146,788
Other assets	150,373	115,244

Total assets	$139,892,679	$157,317,833

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,149,996	$1,441,231
Accrued expenses	23,721,309	8,549,382
Deferred revenue from Purdue entities	2,987,512	2,987,512

Total current liabilities	28,858,817	12,978,125
Deferred revenue from Purdue entities, less current portion	33,614,499	35,855,463
Other liabilities	1,212,389	2,224,713

Total liabilities	63,685,705	51,058,301
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding at September 30, 2010 and December 31, 2009	—	—
Common Stock, $.001 par value; 100,000,000 shares authorized; 26,368,479 and 26,238,954 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	26,369	26,239
Additional paid-in capital	293,358,803	287,593,176
Accumulated deficit	(217,263,165)	(181,397,174)
Accumulated other comprehensive income	84,967	37,291

Total stockholders’ equity	76,206,974	106,259,532

Total liabilities and stockholders’ equity	$139,892,679	$157,317,833

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Collaborative research and development revenue from Purdue entities	$22,189,115	$13,775,745	$56,570,208	$36,370,000
Operating expenses:
Research and development	38,731,902	18,499,060	77,120,670	60,453,361
General and administrative	5,014,987	4,570,282	14,980,274	15,581,871

Total operating expenses	43,746,889	23,069,342	92,100,944	76,035,232

Loss from operations	(21,557,774)	(9,293,597)	(35,530,736)	(39,665,232)
Other income (expense):
Interest expense	(521,742)	(433,272)	(1,387,983)	(866,943)
Income from residual funding after reacquisition of Hsp90 program	—	—	—	12,450,000
Income from NIH reimbursement	—	—	—	1,745,386
Interest and investment income	122,474	401,264	352,407	1,735,742

Net other income (expense)	(399,268)	(32,008)	(1,035,576)	15,064,185

Loss before income taxes	(21,957,042)	(9,325,605)	(36,566,312)	(24,601,047)
Income tax benefit	700,321	—	700,321	—

Net loss	$(21,256,721)	$(9,325,605)	$(35,865,991)	$(24,601,047)

Basic and diluted loss per common share	$(0.81)	$(0.36)	$(1.36)	$(0.94)

Basic and diluted weighted average number of common shares outstanding	26,333,012	26,154,557	26,287,775	26,062,217

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Operating activities
Net loss	$(35,865,991)	$(24,601,047)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,634,238	1,591,335
Stock-based compensation, including 401(k) match	5,579,700	5,444,847
Impairment of property and equipment	311,200	—
Gain on sales of property and equipment	—	(62,171)
Amortization of loan commitment asset from Purdue entities	1,298,925	865,950
Net amortization (accretion) of available-for-sale securities	1,142,790	(242,801)
Other, net	56,513	24,381
Changes in operating assets and liabilities:
Accounts receivable and unbilled accounts receivable	(5,579,244)	7,414,570
Prepaid expenses and other assets	646,674	(860,930)
Accounts payable, accrued expenses and other liabilities	14,898,489	(1,968,844)
Deferred revenue from Purdue entities	(2,240,964)	16,187,370

Net cash provided by (used in) operating activities	(18,117,670)	3,792,660
Investing activities
Purchases of property and equipment	(1,512,400)	(1,854,995)
Proceeds from sales of property and equipment	—	62,171
Purchases of available-for-sale securities	(168,676,720)	(134,813,291)
Proceeds from sales of available-for-sale securities	7,239,262	36,141,736
Proceeds from maturities of available-for-sale securities	182,788,023	102,117,084

Net cash provided by investing activities	19,838,165	1,652,705
Financing activities
Proceeds from issuances of common stock	160,732	168,924
Proceeds from issuance of common stock and warrants to Purdue entities	—	11,830,000
Release of restricted cash	26,642	—
Capital lease payments	(4,794)	(4,419)
New employee loans	(10,000)	(40,000)

Net cash provided by financing activities	172,580	11,954,505

Net increase in cash and cash equivalents	1,893,075	17,399,870
Cash and cash equivalents at beginning of period	16,287,229	16,574,549

Cash and cash equivalents at end of period	$18,180,304	$33,974,419

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

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2010.

The information presented in the condensed consolidated financial statements and related footnotes at September 30, 2010, and for the three and nine months ended September 30, 2010 and 2009, is unaudited, and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2009 have been derived from our audited financial statements. For further information, please refer to the consolidated financial statements and accompanying footnotes included in our annual report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 12, 2010.

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

We determine the appropriate classification of available-for-sale securities at the time of purchase and reevaluate such designation at each balance sheet date. We have classified all of our marketable securities at September 30, 2010 and December 31, 2009 as “available-for-sale.” We carry available-for-sale securities at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income, which is a separate component of stockholders’ equity.

We adjust the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. We include such amortization and accretion in interest and investment income. The cost of securities sold is based on the specific identification method. We include interest and dividends on available-for-sale securities in interest and investment income.

We conduct periodic reviews to identify and evaluate each investment that has an unrealized loss in order to determine whether an other-than-temporary impairment exists. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses on available-for-sale debt securities that are determined to be temporary, and not related to credit loss, are recorded, net of tax, in accumulated other comprehensive income.

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

All of our revenues to date have been generated under research collaboration agreements. Revenue associated with the amortization of the deferred revenue associated with the grant of rights and licenses to, and reimbursed research and development services provided for, Mundipharma International Corporation Limited (“Mundipharma”) and Purdue Pharmaceutical Products L.P. (“Purdue”) accounted for all of our revenue for the three and nine months ended September 30, 2010 and 2009. Payments due from Mundipharma and Purdue represented the entire unbilled accounts receivable as of September 30, 2010. Following entry into the strategic alliance agreements in November 2008, we consider Mundipharma, Purdue and associated entities to be related parties for financial reporting purposes because of their equity ownership (see Note 8).

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

	At September 30,
	2010	2009
Stock options	6,027,450	5,051,643
Warrants	5,246,629	6,246,629
Unvested restricted shares	3,420	22,164

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

We recognize revenues from non-refundable, up-front license fees on a straight-line basis over the contracted or estimated period of performance, which is typically the research or development term. We recognize research and development funding as earned over the period of effort as related research costs are incurred in proportion to our forecasted total expenses as compared to the total research funding budget for the year. We regularly consider whether events warrant a change in the estimated period of performance under an agreement. Such a change would cause us to modify the period of time over which we recognize revenue from the up-front license fee on a prospective basis and would, in turn, result in changes in our quarterly and annual results.

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

Research and Development Expense

Research and development expense consists of expenses incurred in performing research and development activities, including salaries and benefits, facilities expenses, overhead expenses, materials and supplies, preclinical expenses, clinical trial and related clinical manufacturing expenses, costs associated with the licensing of research and development programs, stock-based compensation expense, contract services, and other outside expenses. We expense research and development costs as they are incurred. We have entered into certain collaboration agreements in which expenses are shared with the collaborator, others in which we are reimbursed for work performed on behalf of the collaborator, and another in which we reimburse the collaborator for work it has performed. We record all of our expenses as research and development expense. If the arrangement is a cost-sharing arrangement and there is a period during which we receive payments from the collaborator, we record payments from the collaborator for its share of the development effort as a reduction of research and development expense. If the arrangement is a cost-sharing arrangement and there is a period during which we make payments to the collaborator, we record our payments to the collaborator for its share of the development effort as additional research and development expense. If the arrangement provides for reimbursement of research and development expenses, as is the case with our alliance with Mundipharma and Purdue, we record the reimbursement as revenue. If the arrangement provides for us to reimburse the collaborator for research and development expenses, as is the case with our agreement with Intellikine, Inc. (“Intellikine”) we record the reimbursement as research and development expense.

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

Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, we have recorded a full valuation allowance against our otherwise recognizable net deferred tax assets as of September 30, 2010 and December 31, 2009.

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

The carrying amounts reflected in the condensed consolidated balance sheets for unbilled accounts receivable from Purdue and Mundipharma, notes receivable from employees, prepaid expenses and other current assets, accounts payable and accrued expenses approximate fair value due to their short term maturities.

Property and Equipment

Property and equipment are stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the applicable assets. Application development costs incurred for computer software developed or obtained for internal use are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from the applicable account and the resulting gain or loss, if any, is included in current operations. Amortization of leasehold improvements and capital leases are included in depreciation expense. Repairs and maintenance charges that do not increase the useful life of the assets are charged to operations as incurred. Property and equipment are depreciated over the following periods:

Laboratory equipment	5 years
Computer equipment and software	3 to 5 years
Leasehold improvements	Shorter of life of lease or useful life of asset
Furniture and fixtures	7 years

We regularly review our property and equipment and evaluate the carrying value for impairment whenever events or changes in circumstances indicate that such values may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. During the quarter ended September 30, 2010, we recognized an impairment loss of $311,200 related to lab equipment as a consequence of decreased clinical trial activity of IPI-504. This amount is included in research and development expense in the statement of operations. We determined the fair value of the equipment based on quoted market prices.

New Accounting Pronouncements

In October 2009, the FASB issued Accounting Standard Update No. 2009-13, Multiple-Element Revenue Arrangements (“ASU No. 2009-13”) , which updates the existing multiple-element revenue arrangements guidance currently included in Accounting Standards Codification No. 605-25 in two ways. The first change relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. This is significant as it will likely result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. ASU No. 2009-13 also significantly expands the disclosures required for multiple-element revenue arrangements. ASU No. 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. We do not expect ASU No. 2009-13 to have a material impact on our financial statements or results of operations.

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

4. Stock-Based Compensation

2010 Stock Incentive Plan

Our 2010 Stock Incentive Plan (the “2010 Plan”) was approved by our stockholders in May 2010. The 2010 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based and cash-based awards. Up to 3,000,000 shares of our common stock may be issued pursuant to awards granted under the 2010 Plan, plus an additional amount up to 5,443,833 shares of our common stock underlying awards issued under a predecessor plan that expire or are canceled without the holders receiving any shares under those awards.

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

Compensation Expense

Total stock-based compensation expense, related to all equity awards, for the three and nine months ended September 30, 2010 and 2009 comprised the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Effect of stock-based compensation on net loss by line item:
Research and development	$1,000,806	$879,723	$2,871,296	$2,621,461
General and administrative	882,524	898,312	2,708,404	2,823,386

As of September 30, 2010, there was approximately $7.9 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options, which are expected to be recognized over a weighted-average period of 2.3 years.

During the nine months ended September 30, 2010, we granted options to purchase 1,516,430 shares of our common stock at a weighted average fair value of $3.59. During the nine months ended September 30, 2009, we granted options to purchase 534,260 shares of our common stock at a weighted average fair value of $3.71. The fair values were estimated using the Black-Scholes valuation model using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Risk-free interest rate	1.99%	2.89%	2.72%	2.23%
Expected annual dividend yield	—	—	—	—
Expected stock price volatility	58.94%	58.65%	59.51%	56.64%
Expected term of options	5.76 years	5.53 years	5.72 years	5.42 years

5. Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized holding gains and losses arising during the period on available-for-sale securities that are not other-than-temporarily impaired. For the three and nine months ended September 30, 2010 and 2009, comprehensive loss was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net loss	$(21,256,721)	$(9,325,605)	$(35,865,991)	$(24,601,047)
Net unrealized holding gains (losses) on available-for-sale securities arising during the period	(9,252)	(228,493)	47,676	(498,431)

Total comprehensive loss	$(21,265,973)	$(9,554,098)	$(35,818,315)	$(25,099,478)

Accumulated other comprehensive income (loss) consists of unrealized net gains (losses) on available-for-sale securities.

6. Cash, Cash Equivalents and Available-for-Sale Securities

The following is a summary of cash, cash equivalents and available-for-sale securities:

	September 30, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents due in 90 days or less	$18,180,239	$65	$—	$18,180,304
Available-for-sale securities:
Corporate obligations due in one year or less	50,511,502	25,897	(13,469)	50,523,930
Mortgage-backed securities due after ten years	672,352	68,269	—	740,621
U.S. government-sponsored enterprise obligations due in one year or less	36,973,922	7,530	—	36,981,452
U.S. government-sponsored enterprise obligations due in one to five years	3,761,050	—	(3,325)	3,757,725

Total available-for-sale securities	91,918,826	101,696	(16,794)	92,003,728

Total cash, cash equivalents and available-for-sale securities	$110,099,065	$101,761	$(16,794)	$110,184,032

	December 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents due in 90 days or less	$16,287,229	$—	$—	$16,287,229
Available-for-sale securities:
Corporate obligations due in one year or less	31,505,149	13,461	(205)	31,518,405
U.S. Treasury securities due in one year or less	2,268,546	3,684	—	2,272,230
Mortgage-backed securities due after ten years	699,376	—	(8,870)	690,506
U.S. government-sponsored enterprise obligations due in one year or less	64,841,354	71,583	(494)	64,912,443
U.S. government-sponsored enterprise obligations due in one to five years	15,097,568	—	(41,868)	15,055,700

Total available-for-sale securities	114,411,993	88,728	(51,437)	114,449,284

Total cash, cash equivalents and available-for-sale securities	$130,699,222	$88,728	$(51,437)	$130,736,513

At September 30, 2010, we held seven debt securities that had been in an unrealized loss position for less than 12 months. The aggregate unrealized loss on these securities was $16,794 and the fair value was $13,396,340. We evaluated our securities for other-than-temporary impairments based on quantitative and qualitative factors. We considered the decline in market value for these seven securities to be primarily attributable to current economic conditions. We do not intend to sell these securities. Additionally, it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost bases, which may be maturity. Based on our analysis, we do not consider these investments to be other-than-temporarily impaired at September 30, 2010.

There were no other-than-temporary impairments recognized for the three and nine months ended September 30, 2010. During the three and nine months ended September 30, 2009, we determined that one debt security was other-than-temporarily impaired and accordingly recorded a loss of $15,666 in our condensed consolidated statement of operations.

Realized gains on our available-for-sale securities were immaterial for the three and nine months ended September 30, 2010 and 2009.

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

The following table provides the assets carried at fair value measured on a recurring basis as of September 30, 2010:

	Level 1	Level 2
Cash and cash equivalents	$18,180,304	$—
Corporate obligations (including commercial paper)	—	50,523,930
Mortgage-backed securities	—	740,621
U.S. government-sponsored enterprise obligations	—	40,739,177

Total	$18,180,304	$92,003,728

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

We did not change these valuation methods during the nine months ended September 30, 2010.

8. Collaborations

Purdue and Mundipharma

In November 2008, we entered into strategic alliance agreements with each of Purdue and Mundipharma to develop and commercialize pharmaceutical products. The alliance includes product candidates that inhibit or target the Hedgehog pathway, fatty acid amide hydrolase, or FAAH, phosphoinositide-3-kinase, or PI3K, and product candidates arising out of all our discovery projects in all disease fields that are identified in the last research plan we submit to Mundipharma prior to December 31, 2011 (with Mundipharma having the right, through the exercise of two consecutive one-year options, to extend such period through December 31, 2013). We refer to such three to five year period as the funded discovery period. Our heat shock protein 90, or Hsp90, and Bcl-2 programs are expressly excluded from the alliance. The agreement with Purdue is focused on the development and U.S. commercialization of products targeting FAAH. The agreement with Mundipharma is focused on the development and commercialization outside of the United States of all products and product candidates covered by the alliance, including those targeting FAAH. Following entry into the strategic alliance agreements in November 2008, we consider Mundipharma, Purdue and associated entities to be related parties for financial reporting purposes because of their equity ownership.

Under the strategic alliance agreements, we have responsibility and decision-making authority for the performance of early discovery projects and the development of all product candidates on a worldwide basis. There are no joint steering or similar committees for the alliance. In October 2010, Mundipharma and Purdue exercised their rights to assume worldwide development and commercialization activities for products arising out of the FAAH project and will fund 100% of all subsequent research, development and commercialization expenses. Mundipharma is obligated to pay 100% of our contractually budgeted amounts for research and development expenses incurred by us for all other programs included in the alliance until the later of December 31, 2013 and the commencement of the first Phase 3 clinical trial of such product candidate, which we refer to as the transition date. The contractually budgeted amount for the period between November 19, 2008 and December 31, 2009 was $50 million and the contractually budgeted amounts for the years ending December 31, 2010 and 2011 are $65 million and $85 million, respectively. We have the right to exceed the contractually budgeted amount at our own expense, which we expect to be the case for 2010 due primarily to the license of our PI3K inhibitor program. Any activities we conduct related to the transition of the FAAH program to Purdue and Mundipharma will be reimbursed in addition to the contractually budgeted amount. After the transition date for each product candidate, we will share with Mundipharma all research and development costs for such product candidate equally. Mundipharma has the right to opt out of any early discovery project or any preclinical or clinical development program on an annual basis in November of each year. In the event of an opt-out decision, Mundipharma will continue to provide funding for, in the aggregate, 100% of our contractually budgeted research and development expenses for all programs included in the alliance for the calendar year following the date of such opt out. In addition, we and Mundipharma each have the right to opt out of continued development of a product candidate after it has reached the transition date, with a one year tail funding obligation for its 50% of post-transition date research and development expenses. If a party exercises its right to opt out of the development of a product or product candidate after the transition date, the other party may elect to continue the development and assume responsibility for the worldwide commercialization of such product or product candidate, subject to the payment of a royalty.

We are recognizing revenue for reimbursed research and development services we perform for Mundipharma and Purdue. We recognized $21.5 million and $54.4 million in such revenue in the three and nine month periods ended September 30, 2010, respectively. We recognized $13.1 million and $34.2 million in such revenue in the three and nine month periods ended September 30, 2009, respectively. In the first month of each quarter, Purdue and Mundipharma each prepay 25% of the annual agreed upon research and development service amount, which we record as deferred revenue and recognize as revenue as expenses are incurred over the period of effort.

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

The remaining warrants are currently exercisable for:

•

2,000,000 shares of our common stock at any time up to July 1, 2011, with an initial exercise price of $22.50 per share, with such exercise price increasing over time depending on when such warrants are exercised, up to a maximum exercise price of $30.00 per share; and

•

3,000,000 shares of our common stock at any time up to July 2, 2012, with an initial exercise price of $30.00 per share, with such exercise price increasing over time depending on when such warrants are exercised, up to a maximum exercise price of $40.00 per share.

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

In November 2008, for financial statement purposes we recorded $23.8 million as deferred revenue associated with the grant of rights and licenses to Mundipharma and Purdue. This amount represented the excess of the amount paid by Purdue and PPLP for the four million shares of our common stock ($11.25 per share) over the closing market price on the day before the first equity closing ($5.29 per share). In 2008, we considered our obligation, absent material adverse changes, to issue Purdue and PPLP the second closing securities as a forward contract with immaterial intrinsic value, which was recorded in stockholders’ equity. This forward contract closed in January 2009 upon the issuance of the second closing securities. In January 2009, for financial statement purposes, we recorded $18.2 million as deferred revenue associated with the grant of rights and licenses to Mundipharma and Purdue representing the excess of the $30 million paid by Purdue and PPLP for the second closing securities over the fair market value of these securities ($5.29 per share for the common stock and approximately $1.3 million for the warrants) as of the day before the first equity closing.

Since the shares of our common stock were purchased by Purdue and PPLP at a premium to the closing stock price on November 19, 2008, and the fair value of the rights and licenses transferred as part of the collaboration arrangement could not be reliably determined, we have attributed the premium over the closing price of our common stock using the residual method to the grant of rights and licenses to Mundipharma and Purdue. There is no obligation for us to repay the $42.0 million allocated to the grant of rights and licenses and we are recognizing this $42.0 million in deferred revenue ratably over 14 years, which is our estimated period of performance under the arrangement. We periodically review this estimate and make adjustments as facts and circumstances dictate. We recognized $0.7 million in such revenue in the three months ended September 30, 2010 and 2009 and $2.2 million in such revenue in the nine months ended September 30, 2010 and 2009.

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

Intellikine

In July 2010, we entered into a development and license agreement with Intellikine under which we obtained rights to discover, develop and commercialize pharmaceutical products targeting the delta and/or gamma isoforms of PI3K, including IPI-145. We are obligated to pay Intellikine $13.5 million in initial license payments, which is included as research and development expense in the three and nine months ended September 30, 2010. In addition, we are obligated to fund research activities conducted by Intellikine under a two year research program to identify additional novel delta, gamma and dual delta/gamma-specific inhibitors of PI3K for future development. We are recognizing these costs as research and development expense as they are incurred. We may extend the research program for an additional year upon written notice to Intellikine at least 180 days prior to the last day of the initial two-year research term. We are also obligated to pay up to $25 million in success-based milestones for the development of two distinct product candidates, and up to $450 million in success-based milestones for the approval and commercialization of two distinct products. In addition, we are obligated to pay Intellikine tiered royalties ranging from single digits to low teens upon successful commercialization of products licensed to us, which are payable until the later to occur of the last-to-expire of specified patent rights and the expiration of non-patent regulatory exclusivities in a country, subject to reduction in certain circumstances.

Under the agreement, we obtained rights to direct all development and commercialization activities worldwide for products arising from the agreement for all therapeutic indications. Mundipharma has commercialization rights outside the United States for products arising out of our PI3K inhibitor program. For a product directed primarily to an oncology indication, Intellikine will have the option, at the end of Phase 2 clinical development and upon payment of an option fee, to convert its royalty interest in U.S. sales into the right to share in 50% of profits and losses on U.S. development and commercialization, and to participate in up to 30% of the detailing effort for these products in the United States.

Intellikine may terminate its participation rights in any oncology product with twelve months’ prior written notice to us, after which Intellikine’s participation rights would revert back to the original milestone- and royalty-based payment structure, provided that Intellikine would not be entitled to receive royalty payments for net sales occurring prior to the termination date and certain specified milestone payments.

Other than pursuant to the agreement, neither we nor Intellikine may research, develop or commercialize products directed to the PI3K delta and/or gamma isoforms which meet certain selectivity criteria.

The agreement expires when the parties have no further obligations to each other thereunder, unless earlier terminated. Either party may terminate the agreement on 75 days’ prior written notice if the other party materially breaches the agreement and fails to cure such breach within the applicable notice period, provided that the notice period is reduced to 30 days where the alleged breach is non-payment. Intellikine may terminate the agreement immediately upon written notice if we fail to make the initial license payments. Additionally, Intellikine may terminate the agreement upon 30 days’ prior written notice if we or a related party bring an action challenging the validity of any of the licensed patents, provided that we have not withdrawn such action before the end of the 30-day notice period. We may terminate the agreement at any time upon 180 days’ prior written notice provided after the end of the research term.

MedImmune/AZ

In August 2006, we entered into a product development and commercialization agreement with MedImmune, Inc., an affiliate of AstraZeneca plc (“MedImmune/AZ”), to jointly develop and commercialize cancer drugs targeting Hsp90 and the Hedgehog pathway. Under the terms of this agreement, we shared equally with MedImmune/AZ all development costs, as well as potential profits and losses, from any future marketed products. In November 2007, we regained from MedImmune/AZ worldwide development and commercialization rights under our Hedgehog pathway program on a royalty-free basis. In December 2008, we regained from MedImmune/AZ worldwide development and commercialization rights under our Hsp90 chaperone inhibitor program, subject to the payment of single-digit royalties on worldwide net sales, if any, of each of IPI-504 and IPI-493. In January 2009, we reached an agreement with MedImmune/AZ to settle the residual funding obligation remaining for 2009 through lump-sum payments totaling $12.5 million, which were recorded as income from residual funding after reacquisition of Hsp90 program (a component of other income) in the nine months ended September 30, 2009. We received $12.5 million in cash from MedImmune/AZ in the nine months ended September 30, 2009.

Novartis

In February 2006, we entered into a collaboration agreement with Novartis Institute for BioMedical Research, Inc., or Novartis, to discover, develop and commercialize drugs targeting Bcl protein family members for the treatment of a broad range of cancers. Under the terms of this agreement, we granted to Novartis an exclusive, worldwide license to research, develop and commercialize pharmaceutical products that are based upon our proprietary Bcl inhibitors. Novartis paid us an up-front license fee, an affiliate of Novartis made an equity investment in us, and Novartis provided us research funding over the initial two-year research term, which expired in February 2008. Novartis chose not to exercise its right to extend the research term for up to two additional one-year terms; thus, the research term ended in February 2008 and we have no further performance obligations to Novartis. We may request to participate in clinical development of any products arising from this collaboration and, if such request is agreed upon by Novartis, Novartis will fund agreed-upon development costs that are incurred by us. We also have a non-exclusive right to detail Bcl-2 family inhibitor products in the United States, with our detailing costs to be reimbursed by Novartis. Novartis has agreed to make milestone payments to us totaling over $370 million if certain specified research, development and commercialization milestones are achieved for multiple products for multiple indications. Novartis has also agreed to pay us tiered royalties ranging from single-digits to teens upon successful commercialization of any products developed under the alliance. Novartis has the right to terminate the agreement at any time upon 60 days’ prior written notice. In addition, Novartis has the right to terminate the agreement in connection with a material breach by us that remains uncured for a period of 120 days after notice. We can terminate specified programs under the agreement as to breaches by Novartis relating solely to such programs that remain uncured for a period of 120 days after notice or can terminate the agreement in its entirety in connection with a material breach by Novartis of the agreement that remains uncured for a period of 120 days after notice. The agreement shall expire when the parties thereto have no further obligations to each other thereunder unless earlier terminated as described above.

9. Loan Commitment Asset from Purdue Entities

In connection with the strategic alliance with Purdue and Mundipharma, we also entered into a line of credit agreement with Purdue and PPLP. The extension of the line of credit at an interest rate below our incremental borrowing rate represented the transfer of additional value to us in the arrangement. As such, we recorded this additional value as a loan commitment asset at its fair value of $17.3 million on our balance sheet in 2008. The fair value of the loan commitment asset was determined using a discounted cash flow model of the differential between the terms and rates of the line of credit and market rates. The loan commitment asset is measured at fair value on a nonrecurring basis and will only be re-measured at fair value for nonrecurring events such as an impairment loss. Because Mundipharma, Purdue and associated entities are related parties (See Note 8), we recorded the offset to this asset as additional paid-in capital in 2008.

We are amortizing this asset to interest expense over the life of the loan arrangement, or 10 years commencing on April 1, 2009, the date we could begin drawing on the line. We recorded approximately $0.4 million and $1.3 million of related amortization expense in the three and nine months ended September 30, 2010, respectively. We recognized approximately $0.4 million and $0.9 million of related amortization expense in the three and nine months ended September 30, 2009, respectively. As of September 30, 2010, no amounts have been borrowed under this line of credit.

10. Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2010	December 31, 2009
Accrued drug manufacturing costs	$5,546,382	$2,212,156
Accrued license fee payable to Intellikine	8,500,000	—
Accrued compensation and benefits	4,043,439	2,576,970
Accrued clinical studies	2,358,378	920,429
Other	3,273,110	2,839,827

Total accrued expenses	$23,721,309	$8,549,382

11. Income Taxes

During the three months ended September 30, 2010, we recorded an income tax benefit of $700,321 as an uncertain tax position we took in a prior year is no longer subject to examination due to the expiration of the statute of limitations.

12. Income from NIH Reimbursement

During the nine months ended September 30, 2009, we received $1.7 million from the National Institutes of Health, or NIH, relating to contract work performed by Discovery Partners International, Inc. from August 2004 through June 2006. As the amount received is not related to our ordinary course of operations, we have recorded the amount as other income.

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

Business Overview

We are a drug discovery and development company that is utilizing our strength in small molecule drug technologies to discover and develop medicines for difficult to treat diseases. Our discovery program has generated four clinical stage drug candidates spanning programs in the inhibition of heat shock protein 90, or Hsp90, chaperone system, the Hedgehog signaling pathway and fatty acid amide hydrolase, or FAAH. In July 2010, we also obtained global development and commercialization rights to develop inhibitors of the delta and gamma isoforms of phosphoinositide-3-kinase, or PI3K.

Hsp90 Chaperone Inhibitor Program. Hsp90 plays a role in regulating the stability of key cancer-causing proteins through its role as a protein chaperone. Proteins chaperoned by Hsp90, known as client proteins, include cancer-causing forms of ALK, BCR-ABL, EGFR, FLT3, and HER2. Inhibition of the Hsp90 chaperone knocks out a critical source of support for cancer cells, leading to tumor growth inhibition and cancer cell death. Thus, Hsp90 chaperone inhibition may represent an important approach to treating certain cancers. We are developing two drug candidates in our Hsp90 chaperone inhibitor program: IPI-504 (retaspimycin hydrochloride), an intravenously-administered small molecule, and IPI-493, which is administered orally. We are conducting various clinical and preclinical studies of IPI-504 and IPI-493. These studies are focused on establishing a dose and schedule of administration that optimizes safety and efficacy of these candidates, and identifying patient populations, or subpopulations, most likely to benefit from Hsp90 chaperone inhibition. If these studies do not yield results we believe are necessary to warrant further development, we may elect to discontinue further development of the applicable drug candidate.

In June 2010, we reported final data from a Phase 2 clinical trial of IPI-504 in patients with advanced non-small cell lung cancer, or NSCLC, which showed an objective response rate of seven percent in the overall study population of 78 patients: ten percent in patients who were epidermal growth factor receptor, or EGFR, wild-type, four percent in those with EGFR mutations, and 12 percent among KRAS wild-type patients. Among the patients with anaplastic lymphoma kinase, or ALK, gene rearrangements, there was a 67 percent response rate, with two of three patients experiencing partial responses and the third patient experiencing a 24 percent disease reduction, all three of whom received IPI-504 for at least six months. IPI-504 was generally well tolerated in this study. Validation of these findings is ongoing in an investigator-sponsored trial at Massachusetts General Hospital by Dr. Lecia Sequist, the principal investigator of the Phase 2 study. Also in patients with advanced NSCLC, we are continuing to evaluate patients in a Phase 1b clinical trial of IPI-504 in combination with Taxotere® (docetaxel).

In addition, we completed an interim review of data from the first cohort of patients enrolled in a Phase 2 clinical trial evaluating IPI-504 in combination with Herceptin® (trastuzumab) in patients with HER2-positive metastatic breast cancer. This review showed that IPI-504 was well-tolerated when administered at 300 mg/m2 once weekly in combination with trastuzumab in this heavily pre-treated patient population. Clinical activity was also observed at this dose and schedule, but it was insufficient to satisfy our rigorous stage gate for continuation of this study. While we believe that the insufficient clinical activity in this study was the result of IPI-504 being administered at a less than optimal dose in this combination, we do not intend to continue development of IPI-504 in breast cancer in light of the evolving therapeutic landscape. We expect to present data from this clinical trial at a medical meeting in 2011.

We are evaluating IPI-493 in two Phase 1, dose escalation studies to determine the optimal dose and schedule for future development. One study is designed to assess the safety, tolerability, pharmacokinetic parameters and pharmacodynamic markers of biological activity of IPI-493 in patients with advanced hematologic malignancies. The second study is being conducted in patients with advanced solid tumors. We anticipate reporting data from our Hsp90 development programs and articulating future development programs, based on data from our ongoing clinical trials and relevant preclinical data in 2011.

We have worldwide development and commercialization rights for our Hsp90 chaperone inhibitor program, which includes IPI-504 and IPI-493, subject to the payment to our former partner, MedImmune, Inc., an affiliate of AstraZeneca plc, of a single-digit royalty on net sales of IPI-504 and IPI-493. We refer to MedImmune, Inc. in this report as MedImmune/AZ.

Hedgehog Pathway Inhibitor Program. The lead candidate in our Hedgehog signal transduction pathway, or Hedgehog pathway, program is IPI-926. Malignant activation of the Hedgehog pathway is believed to be responsible for a broad range of cancers through three distinct mechanisms: signaling to the tumor microenvironment, signaling to tumor progenitor cells, and genetic activation of the Hedgehog pathway in tumor cells. IPI-926 is a novel, orally available small molecule that inhibits Smoothened, or Smo, a key component of the Hedgehog pathway. By disrupting malignant activation of the pathway, Smo inhibition represents a significant opportunity for addressing a number of difficult-to-treat cancers, including pancreatic, prostate, small cell lung, breast and blood cancers, as well as certain skin and brain cancers. IPI-926 has demonstrated anti-tumor activity in numerous preclinical models.

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

In October 2010, we presented preliminary results from a Phase 1 study of IPI-926, which showed that IPI-926 was well tolerated and demonstrated clinical activity in patients with basal cell carcinoma, or BCC. At the time of the data presentation, 60 patients had been enrolled, including 24 patients with BCC. In the BCC cohort, 17 patients were enrolled who were naïve to treatment with a Hedgehog pathway inhibitor. To date, four clinical partial responses have been observed in this group of patients. As the majority of patients with BCC have undergone treatment for less than 24 weeks, more time on study will be required to fully assess the clinical activity of IPI-926 in patients with BCC. Only one patient with BCC naïve to treatment with a Hedgehog pathway inhibitor has discontinued from the study due to progression of disease, and this patient was on trial for more than 18 months. Among patients with non-BCC solid tumors enrolled in the study, three patients have shown stable disease for at least six months. We continue to enroll patients in this Phase 1 study. Mundipharma International Corporation Limited, or Mundipharma, has commercialization rights outside of the United States for products arising out of our Hedgehog pathway inhibitor program.

FAAH Inhibitor Program. We also have a program directed to FAAH, an emerging target for neuropathic pain. The enzyme FAAH degrades anandamide, which is a neurotransmitter that produces a pain relieving effect in response to pain and nerve injury. FAAH inhibition is believed to increase the duration of anandamide’s effect, prolonging pain relief at the site of release. Our lead candidate in this program is IPI-940, a novel, orally available inhibitor of FAAH with potential application for the treatment of a broad range of painful conditions and inflammatory diseases. IPI-940 is currently in Phase 1 clinical development. The objectives of our Phase 1 development program are to evaluate the safety, tolerability, and pharmacokinetic and pharmacodynamic properties of IPI-940. In October 2010, Mundipharma and its independent associated company Purdue Pharmaceutical Products L.P., or Purdue, exercised their rights to assume worldwide development and commercialization activities for products arising out of the FAAH project and will fund 100% of all subsequent research, development and commercialization expenses.

PI3K Inhibitor Program. In July 2010, we entered into a development and license agreement with Intellikine, Inc., or Intellikine, under which we obtained global development and commercialization rights to Intellikine’s portfolio of inhibitors targeting the delta and/or gamma isoforms of PI3K. The PI3Ks are a family of enzymes involved in cellular functions, including cell proliferation and survival, cell differentiation, intracellular trafficking and immunity, providing multiple opportunities to develop differentiated therapies against inflammatory and autoimmune diseases as well as hematologic cancers. Our lead compound in this program, IPI-145, is an orally-available, small molecule, dual-selective inhibitor of PI3Kdelta and PI3Kgamma. We intend to commence clinical development of IPI-145 in 2011. Mundipharma has commercialization rights outside the United States for products arising out of our PI3K inhibitor program.

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

Collaboration Agreements

Purdue and Mundipharma. In November 2008, we entered into strategic alliance agreements with each of Purdue and Mundipharma to develop and commercialize pharmaceutical products. The alliance includes product candidates that inhibit or target the Hedgehog pathway, FAAH, PI3K, and product candidates arising out of all our discovery projects in all disease fields that are identified in the last research plan we submit to Mundipharma prior to December 31, 2011 (with Mundipharma having the right, through the exercise of two consecutive one-year options, to extend such period through December 31, 2013). We refer to such three to five year period as the funded discovery period. Our Hsp90 and Bcl-2 programs are expressly excluded from the alliance. The agreement with Purdue is focused on the development and U.S. commercialization of products targeting FAAH. The agreement with Mundipharma is focused on the development and commercialization outside of the United States of all products and product candidates covered by the alliance, including those targeting FAAH. Following entry into the strategic alliance agreements in November 2008, we consider Mundipharma, Purdue and associated entities to be related parties for financial reporting purposes because of their equity ownership.

Under the strategic alliance agreements, we have responsibility and decision-making authority for the performance of early discovery projects and the development of all product candidates on a worldwide basis. There are no joint steering or similar committees for the alliance. In October 2010, Mundipharma and Purdue exercised their rights to assume worldwide development and commercialization activities for products arising out of the FAAH project and will fund 100% of all subsequent research, development and commercialization expenses. Mundipharma is obligated to pay 100% of our contractually budgeted amounts for research and development expenses incurred by us for all other programs included in the alliance until the later of December 31, 2013 and the commencement of the first Phase 3 clinical trial of such product candidate, which we refer to as the transition date. The contractually budgeted amount for the period between November 19, 2008 and December 31, 2009 was $50 million and the contractually budgeted amounts for the years ended December 31, 2010 and 2011 are $65 million and $85 million, respectively. We have the right to exceed the contractually budgeted amount at our own expense, which we expect to be the case for 2010 due primarily to the license of our PI3K inhibitor program. Any activities we conduct related to the transition of the FAAH program to Purdue and Mundipharma will be reimbursed in addition to the contractually budgeted amount. After the transition date for each product candidate, we will share with Mundipharma all research and development costs for such product candidate equally. We are recognizing revenue for reimbursed research and development services we perform for Mundipharma and Purdue. We recognized $21.5 million and $54.4 million in such revenue in the three and nine months ended September 30, 2010, respectively. We recognized $13.1 million and $34.2 million in such revenue in the three and nine months ended September 30, 2009, respectively.

Mundipharma has the right to opt out of any early discovery project or any preclinical or clinical development program on an annual basis in November of each year. In the event of an opt-out decision, Mundipharma will continue to provide funding for, in the aggregate, 100% of our contractually budgeted research and development expenses for all programs included in the alliance for the calendar year following the date of such opt out. In addition, we and Mundipharma each have the right to opt out of continued development of a product candidate after it has reached the transition date, with a one year tail funding obligation for its 50% of post-transition date research and development expenses. If a party exercises its right to opt out of the development of a product or product candidate after the transition date, the other party may elect to continue the development and assume responsibility for the worldwide commercialization of such product or product candidate, subject to the payment of a royalty.

Except as set forth above with respect to FAAH products and opt-out products, we will have the right and responsibility to market and sell products arising from the alliance in the United States and Mundipharma will have the right and responsibility to market and sell products arising from the alliance outside of the United States. Other than pursuant to the strategic alliance agreements, neither we, Purdue nor Mundipharma may develop, manufacture or commercialize products that arise out of the research program or products that are directed to the same target or pathway as a product included in the research program, unless and until a party terminates its rights with respect to such products.

If we in-license any product or product candidate during the funded discovery period for which GLP (Good Laboratory Practice) toxicology studies have been initiated and commercialization rights outside of the United States are available for grant by us to Mundipharma, Mundipharma will have the option to include such in-licensed product or product candidate in the alliance by paying us a prescribed percentage of the up-front license fee or other acquisition cost, which percentage could be up to 60% of such fee or cost, in order for Mundipharma to obtain commercialization rights for such in-licensed product or product candidate in all countries outside of the United States, and by funding research and development costs in the same manner as products or product candidates arising out of our internal discovery programs. The agreement with Mundipharma provides for the agreed-upon research and development budgets to be updated to reflect the inclusion of any in-licensed products or product candidates. There will be no royalties paid between the parties on in-licensed candidates. If we in-license any product or product candidate during the funded discovery period for which GLP toxicology studies have not been initiated, such products are included in the alliance as having arisen out of our discovery projects.

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

In 2008, we recorded $23.8 million as deferred revenue associated with the grant of rights and licenses to Mundipharma and Purdue. This amount represented the excess of the amount paid by Purdue and PPLP for our common stock ($11.25 per share) over the closing market price on the day before the first equity closing ($5.29 per share). In 2008, we considered our obligation, absent material adverse changes, to issue Purdue and PPLP the second closing securities to be a forward contract with immaterial intrinsic value, which was recorded in stockholders’ equity. This forward contract closed in January 2009 upon the issuance of the second closing securities. In January 2009, we recorded $18.2 million as deferred revenue associated with the grant of rights and licenses to Mundipharma and Purdue, representing the excess of the $30 million paid by Purdue and PPLP for the second closing securities over the fair market value of these securities ($5.29 per share for the common stock and approximately $1.3 million for the warrants) as of the day before the first equity closing.

Since the shares of our common stock were purchased by Purdue and PPLP at a premium to the closing stock price on November 19, 2008, and the fair value of the rights and licenses transferred as part of the collaboration arrangement could not be reliably determined, we have attributed the premium over the closing price of our common stock using the residual method to the grant of rights and licenses to Mundipharma and Purdue. There is no obligation for us to repay the $42.0 million allocated to the grant of rights and licenses and we are recognizing this $42.0 million in deferred revenue ratably over 14 years, which is our estimated period of performance under the arrangement. We will periodically review this estimate and make adjustments as facts and circumstances dictate. We recognized $0.7 million in such revenue in the three months ended September 30, 2010 and 2009 and $2.2 million in such revenue in the nine months ended September 30, 2010 and 2009.

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

The extension of the line of credit at an interest rate below our incremental borrowing rate represented the transfer of additional value to us in the arrangement. As such, we recorded the fair value of the line of credit of $17.3 million as a loan commitment asset on our balance sheet in 2008. We began amortizing this asset to interest expense over the life of the loan arrangement, or 10 years, on April 1, 2009. We recorded approximately $0.4 million and $1.3 million of related amortization expense in the three and nine months ended September 30, 2010, respectively. We recorded approximately $0.4 million and $0.9 million of related amortization expense in the three and nine months ended September 30, 2009. Because Mundipharma, Purdue and associated entities are related parties (See Note 8), we recorded the offset to this asset as additional paid-in capital in 2008. As of September 30, 2010, no amounts have been borrowed under this line of credit.

Intellikine. In July 2010, we entered a development and license agreement with Intellikine under which we obtained rights to discover, develop and commercialize pharmaceutical products targeting the delta and/or gamma isoforms of PI3K, including IPI-145. We are obligated to pay Intellikine $13.5 million in initial license payments, which is included as research and development expense in the three and nine months ended September 30, 2010. In addition, we are obligated to fund research activities conducted by Intellikine under a two year research program to identify additional novel delta, gamma and dual delta/gamma-specific inhibitors of PI3K for future development. We are recognizing these costs as research and development expense as they are incurred. We may extend the research program for an additional year upon written notice to Intellikine at least 180 days prior to the last day of the initial two-year research term. We are also obligated to pay up to $25 million in success-based milestones for the development of two distinct product candidates, and up to $450 million in success-based milestones for the approval and commercialization of two distinct products. In addition, we are obligated to pay Intellikine tiered royalties ranging from single digits to low teens upon successful commercialization of products licensed to us, which are payable until the later to occur of the last-to-expire of specified patent rights and the expiration of non-patent regulatory exclusivities in a country, subject to reduction in certain circumstances.

Under the agreement, we obtained rights to direct all development and commercialization activities worldwide for products arising from the agreement for all therapeutic indications. Mundipharma has commercialization rights outside the United States for products arising out of our PI3K inhibitor program. For a product directed primarily to an oncology indication, Intellikine will have the option, at the end of Phase 2 clinical development and upon payment of an option fee, to convert its royalty interest in U.S. sales into the right to share in 50% of profits and losses on U.S. development and commercialization, and to participate in up to 30% of the detailing effort for these products in the United States.

Intellikine may terminate its participation rights in any oncology product with twelve months’ prior written notice to us, after which Intellikine’s participation rights would revert back to the original milestone- and royalty-based payment structure, provided that Intellikine would not be entitled to receive royalty payments for net sales occurring prior to the termination date and certain specified milestone payments.

Other than pursuant to the agreement, neither we nor Intellikine may research, develop or commercialize products directed to the PI3K delta and/or gamma isoforms which meet certain selectivity criteria.

The agreement expires when the parties have no further obligations to each other thereunder, unless earlier terminated. Either party may terminate the agreement on 75 days’ prior written notice if the other party materially breaches the agreement and fails to cure such breach within the applicable notice period, provided that the notice period is reduced to 30 days where the alleged breach is non-payment. Intellikine may terminate the agreement immediately upon written notice if we fail to make the initial license payments. Additionally, Intellikine may terminate the agreement upon 30 days’ prior written notice if we or a related party bring an action challenging the validity of any of the licensed patents, provided that we have not withdrawn such action before the end of the 30-day notice period. We may terminate the agreement at any time upon 180 days’ prior written notice provided after the end of the research term.

MedImmune/AZ. In August 2006, we entered into a product development and commercialization agreement with MedImmune/AZ, to jointly develop and commercialize cancer drugs targeting Hsp90 and the Hedgehog pathway. Under the terms of this agreement, we shared equally with MedImmune/AZ all development costs, as well as potential profits and losses, from any future marketed products. In November 2007, we regained from MedImmune/AZ worldwide development and commercialization rights under our Hedgehog pathway program on a royalty-free basis. In December 2008, we regained from MedImmune/AZ worldwide development and commercialization rights under our Hsp90 chaperone inhibitor program. In January 2009, we reached an agreement with MedImmune/AZ to settle the residual funding obligation remaining for 2009 through lump-sum payments totaling $12.5 million, which were recorded as income from residual funding after reacquisition of Hsp90 program (a component of other income) in the nine months ended September 30, 2009. We received $12.5 million in cash from MedImmune/AZ in the nine months ended September 30, 2009.

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

Novartis. In February 2006, we entered into a collaboration agreement with Novartis Institute for BioMedical Research, Inc., or Novartis, to discover, develop and commercialize drugs targeting Bcl protein family members for the treatment of a broad range of cancers. Under the terms of this agreement, we granted to Novartis an exclusive, worldwide license to research, develop and commercialize pharmaceutical products that are based upon our proprietary Bcl inhibitors. Novartis paid us an up-front license fee, an affiliate of Novartis made an equity investment in us, and Novartis provided us research funding over the initial two-year research term, which expired in February 2008. Novartis chose not to exercise its right to extend the research term for up to two additional one-year terms; thus, the research term ended in February 2008 and we have no further performance obligations to Novartis. We may request to participate in clinical development of any products arising from this collaboration and, if such request is agreed upon by Novartis, Novartis will fund agreed-upon development costs that are incurred by us. We also have a non-exclusive right to detail Bcl-2 family inhibitor products in the United States, with our detailing costs to be reimbursed by Novartis. Novartis has agreed to make milestone payments to us totaling over $370 million if certain specified research, development and commercialization milestones are achieved for multiple products for multiple indications. Novartis has also agreed to pay us tiered royalties ranging from single-digits to teens upon successful commercialization of any products developed under the alliance. Novartis has the right to terminate the agreement at any time upon 60 days’ prior written notice. In addition, Novartis has the right to terminate the agreement in connection with a material breach by us that remains uncured for a period of 120 days after notice. We can terminate specified programs under the agreement as to breaches by Novartis relating solely to such programs that remain uncured for a period of 120 days after notice or can terminate the agreement in its entirety in connection with a material breach by Novartis of the agreement that remains uncured for a period of 120 days after notice. The agreement shall expire when the parties thereto have no further obligations to each other thereunder unless earlier terminated as described above.

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

Research and Development Expense

We are a drug discovery and development company. Our research and development expense primarily consists of the following:

•	compensation of personnel associated with research activities;

•	clinical testing costs, including payments made to contract research organizations;

•	laboratory supplies and materials;

•	manufacturing drug candidates for preclinical testing and clinical studies;

•	costs associated with the licensing of research and development programs;

•	preclinical testing costs, including costs of toxicology studies;

•	fees paid to external consultants;

•	fees paid to professional service providers for independent monitoring and analysis of our clinical trials;

•	costs for collaboration partners to perform research activities;

•	depreciation of equipment; and

•	allocated costs of facilities.

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

Other Income and Expense

Interest expense and other interest and investment income typically consists of interest earned on cash, cash equivalents and available-for-sale securities, net of interest expense, and amortization of warrants. Interest expense includes amortization of the loan commitment asset from PPLP starting on April 1, 2009. Income from residual funding after reacquisition of Hsp90 program was recorded in the nine months ended September 30, 2009.

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

There have been no material changes to our critical accounting policies during the nine months ended September 30, 2010. Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2009 for a discussion of our critical accounting policies and significant judgments and estimates.

New Accounting Pronouncements

In October 2009, the FASB issued Accounting Standard Update No. 2009-13, Multiple-Element Revenue Arrangements (“ASU No. 2009-13”) , which updates the existing multiple-element revenue arrangements guidance currently included in Accounting Standards Codification No. 605-25 in two ways. The first change relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. This is significant as it will likely result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. ASU No. 2009-13 also significantly expands the disclosures required for multiple-element revenue arrangements. ASU No. 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. We do not expect ASU No. 2009-13 to have a material impact on our financial statements or results of operations.

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

Results of Operations

The following tables summarize our results of operations for each of the three and nine months ended September 30, 2010 and 2009, in thousands, together with the change in these items in dollars and as a percentage:

	For the Three Months Ended September 30,		$ Change	% Change
	2010	2009
Revenue	$22,189	$13,776	$8,413	61%
Research and development expense	(38,732)	(18,499)	(20,233)	109%
General and administrative expense	(5,015)	(4,570)	(445)	10%
Interest expense	(522)	(433)	(89)	21%
Interest and investment income	122	401	(279)	(70)%
Income tax benefit	700	—	700	—

	For the Nine Months Ended September 30,		$ Change	% Change
	2010	2009
Revenue	$56,570	$36,370	$20,200	56%
Research and development expense	(77,121)	(60,453)	(16,668)	28%
General and administrative expense	(14,980)	(15,582)	602	(4)%
Interest expense	(1,388)	(867)	(521)	60%
Income from residual funding after reacquisition of Hsp90 program	—	12,450	(12,450)	(100)%
Income from NIH reimbursement	—	1,745	(1,745)	(100)%
Interest and investment income	352	1,736	(1,384)	(80)%
Income tax benefit	700	—	700	—

Revenue

Our revenue during the three and nine months ended September 30, 2010 consisted of approximately $21.5 million and $54.4 million, respectively, for reimbursed research and development services and $0.7 million and $2.2 million, respectively, from the amortization of the deferred revenue associated with the grant of rights and licenses under our strategic agreements with Mundipharma and Purdue. Our revenue during the three and nine months ended September 30, 2009 consisted of approximately $13.1 million and $34.2 million, respectively, for reimbursed research and development services and $0.7 million and $2.2 million, respectively, from the amortization of the deferred revenue associated with the grant of rights and licenses under our strategic alliances with Mundipharma and Purdue. The increase in reimbursed research and development services revenue is a result of a contractual increase in the committed amount of research and development funding from Mundipharma and Purdue and increased internal effort and greater external expenses on our FAAH inhibitor, Hedgehog pathway inhibitor, PI3K inhibitor and early discovery programs.

Research and Development Expense

Research and development expense represented approximately 89% and 80% of our total operating expenses for the three months ended September 30, 2010 and 2009, respectively. Research and development expense represented approximately 84% and 80% of our total operating expenses for the nine months ended September 30, 2010 and 2009, respectively. The increase in research and development expense in the three months ended September 30, 2010 as compared to the same period in 2009 is primarily attributable to the $13.5 million license fee for our PI3K program and increases of $2.7 million in pharmaceutical development expenses and $2.4 million in clinical expenses related to our Hedgehog pathway and FAAH programs.

The increase in research and development expense in the nine months ended September 30, 2010 as compared to the same period in 2009 is primarily attributable to the $13.5 million license fee for our PI3K program and an increase of $1.7 million in salary and benefit expenses.

We began to track and accumulate costs by major program starting on January 1, 2006. During the three and nine months ended September 30, 2010 and 2009, and from January 1, 2006 through September 30, 2010, we estimate that we incurred the following expenses by program. These expenses primarily relate to payroll and related expenses for personnel working on the programs, process development and manufacturing, preclinical toxicology studies, clinical trial costs and allocated costs of facilities.

(Dollars in Millions) Program	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	January 1, 2006 to September 30, 2010
Hsp90 chaperone inhibitor	$2.7	$6.4	$11.4	$28.0	$85.0
Hedgehog pathway inhibitor	11.0	6.4	23.9	16.4	70.8
FAAH inhibitor	6.2	2.1	15.9	6.9	25.3
PI3K*	14.5	—	14.5	—	14.5

*	Includes a license fee of $13.5 million

We expect expenses for our Hedgehog pathway inhibitor program to increase as we make progress in the clinical development of IPI-926. In addition, we expect expenses for our FAAH program to decrease as we transition the development activities to Purdue and Mundipharma. For these and other reasons, we do not believe that the historical costs associated with our lead drug development programs are indicative of the future costs associated with these programs or represent what any other future drug development program we initiate may cost. Due to the variability in the length of time and scope of activities necessary to develop a drug candidate, uncertainties related to cost estimates and our ability to obtain marketing approval for our drug candidates, accurate and meaningful estimates of the total costs required to bring our product candidates to market are not available.

Because of the risks inherent in drug discovery and development, we cannot reasonably estimate or know:

•	the nature, timing and estimated costs of the efforts necessary to complete the development of our programs;

•	the anticipated completion dates of these programs; or

•	the period in which material net cash inflows are expected to commence, if at all, from the programs described above and any potential future product candidates.

There is significant uncertainty regarding our ability to successfully develop any drug candidates. These risks include the uncertainty of:

•	the scope, rate of progress and cost of our clinical trials that we are currently running or may commence in the future;

•	the scope, rate of progress of our preclinical studies and other research and development activities;

•	clinical trial results;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights relating to our programs under development;

•	the terms and timing of any strategic alliance, licensing and other arrangements that we have or may establish in the future relating to our programs under development;

•	the cost and timing of regulatory approvals;

•	the cost of establishing clinical supplies of any product candidates; and

•	the effect of competing technological and market developments.

General and Administrative Expense

The decrease in general and administrative expense for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 is primarily attributable to a decrease in consulting expenses of $1.2 million partially offset by an increase in salary and benefit expenses of $0.4 million.

Interest Expense

Interest expense increased for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009, primarily as a result of our having commenced amortization of the loan commitment asset from Purdue entities on April 1, 2009.

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

Interest and Investment Income

Interest and investment income decreased in the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009 primarily as a result of the lower yields on our cash equivalents and available-for-sale securities. We expect interest and investment income to continue to be lower in 2010 as compared to 2009 primarily due to lower expected yields and lower average balances.

Income Tax Benefit

During the three months ended September 30, 2010, we recorded an income tax benefit of $700,321 as an uncertain tax position we took in a prior year is no longer subject to examination due to the expiration of the statute of limitations.

Liquidity and Capital Resources

We have not generated any revenue from the sale of drugs to date, and we do not expect to generate any such revenue for the next several years, if at all. We have instead relied on the proceeds from sales of equity securities, interest on investments, license fees, expense reimbursements under our collaborations, a milestone payment, contract service payments and debt to fund our operations. Our available-for-sale debt securities primarily trade in liquid markets, and the average number of days to maturity of our portfolio as of September 30, 2010 is less than six months. Because our product candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability.

The following table summarizes our significant capital resources (in thousands):

	September 30, 2010	December 31, 2009
Cash, cash equivalents and available-for-sale securities	$110,184	$130,737
Working capital	89,013	120,635

	Nine Months Ended September 30,
	2010	2009
Cash provided by (used in):
Operating activities	$(18,118)	$3,793
Investing activities	19,838	1,653
Capital expenditures (included in investing activities above)	(1,512)	(1,855)
Financing activities	173	11,955

Cash Flows

The principal use of cash in operating activities in all of the periods presented was the funding of our research and development expenses, which have increased as our product development pipeline has advanced. Our cash flows from operating activities for the period ended September 30, 2010 includes the first license payment of $5 million for our PI3K program. Cash flows from operations in future periods can vary significantly due to various factors, including changes in accounts payable, accrued expenses and deferred revenue. During January 2009, we issued to Purdue and PPLP an aggregate of two million shares of our common stock and warrants to purchase up to six million shares of our common stock for cash proceeds of $30 million. The issuance of these securities was recorded for $11.8 million in our cash flows from financing activities, which represents the fair market value ($5.29 per share for the common stock and approximately $1.3 million for the warrants) as of the day before the first equity closing, and $18.2 million was accounted for as an up-front license fee in deferred revenue and recorded in our cash flows from operating activities.

Net cash from investing activities for the period ended September 30, 2010 included proceeds of $182.8 million from maturities of available-for-sale securities, proceeds of $7.2 million from sales of available-for-sale securities and $168.7 million in purchases of available-for-sale securities. Capital expenditures in the nine months ended September 30, 2010 and September 30, 2009 primarily consisted of laboratory equipment and capitalized software costs.

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

We are obligated to pay to Intellikine a license fee of $8.5 million in the first quarter of 2011 in connection with the license of rights to our PI3K program. This amount is included in accrued expenses at September 30, 2010.

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

A hypothetical 100 basis point increase in interest rates would result in an approximate $317,000 decrease in the fair value of our investments as of September 30, 2010, as compared to an approximate $446,000 decrease as of December 31, 2009. We generally hold our fixed income investments until maturity and, therefore, we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 4.	Controls and Procedures

Our management, with the participation of our principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our principal executive and financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have a limited operating history for you to evaluate our business. We have no approved products and have generated no product revenue from sales. We have primarily incurred operating losses. As of September 30, 2010, we had an accumulated deficit of $217.3 million. We have spent, and expect to continue to spend, significant resources to fund the research and development of IPI-504, IPI-493, IPI-926, IPI-940, IPI-145 and our other drug candidates. While we may have net income in future periods as the result of non-recurring collaboration revenue, we expect to incur substantial operating losses over the next several years as our clinical trial and drug manufacturing activities increase. As a result, we expect that our accumulated deficit will also increase significantly.

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

We have a global strategic alliance with Mundipharma to research, develop and jointly commercialize IPI-926, IPI-940 and product candidates arising out of our Hedgehog pathway, fatty acid amide hydrolase, or FAAH, phosphoinositide-3 kinase, or PI3K, and early discovery programs, and with Purdue to commercialize product candidates arising out of our FAAH program in the United States. Under the strategic alliance agreements, Mundipharma and Purdue have committed to provide substantial funding, significant capabilities in the field of pain and, in the case of Mundipharma, significant capabilities in marketing and sales outside of the United States. In addition, we have a collaboration with Intellikine to discover, develop and commercialize pharmaceutical products targeting the delta and/or gamma isoforms of PI3K. Under this alliance, Intellikine has committed to provide significant chemistry and biochemistry capabilities. The success of these alliances is largely dependent on the resources, efforts, technology and skills brought to such alliance by our alliance partners. Disputes and difficulties in these types of relationships are common, often due to conflicting priorities or conflicts of interest. Merger and acquisition activity may exacerbate these conflicts. The benefits of our alliances will be reduced or eliminated if any of our alliance partners:

•	terminates the applicable strategic alliance agreement;

•	fails to devote financial or other resources to the applicable alliance, thereby hindering or delaying development, manufacturing or commercialization activities;

•

in the case of Mundipharma and Purdue, fails to successfully develop or manufacture any products arising out of our FAAH program or to commercialize any drug candidate under the applicable alliance; or

•	fails to maintain the financial resources necessary to continue financing its portion of development, manufacturing, and commercialization costs, if any, or its own operations.

Under our agreements with Mundipharma and Purdue, each agreement may be terminated on 60 days’ prior written notice if we were to materially breach such agreement and fail to cure such breach within the 60-day notice period. In addition, each of these strategic alliance agreements may be terminated in the event we experience a change in control or in the event that, during the funded research period, either Julian Adams is no longer a full-time executive of Infinity or both Steven Holtzman and Adelene Perkins are no longer full-time executives of Infinity. In addition, Mundipharma has the right to opt out of participation in the Hedgehog pathway, PI3K program, and early discovery programs in November of each calendar year, subject to 12 months of continued funding.

If Mundipharma and/or Purdue were to exercise its right to opt out of a program or to terminate its respective agreement, we may not have sufficient financial resources or capabilities to continue development and commercialization of products from the affected program, and our ability to attract a new alliance partner would be made more difficult.

Much of the potential revenue from our alliance with Mundipharma and Purdue, and any alliances we may enter into in the future, will consist of contingent payments, such as royalties payable on sales of any successfully developed drugs. Any such contingent revenue will depend upon our, and our alliance partners’, ability to successfully develop, introduce, market and sell new products. In some cases, we will not be involved in these processes and will depend entirely on our alliance partners. For example, Mundipharma will be responsible for all of the commercialization efforts outside of the United States for any products that are successfully developed from our Hedgehog pathway program and our early stage development programs, and Purdue and Mundipharma are jointly responsible for all development and commercialization activities for products arising out of the FAAH project. Any of our current or future alliance partners may fail to develop or effectively commercialize products using our products or technologies because it:

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

As of September 30, 2010, we had approximately $110.2 million in cash, cash equivalents and available-for-sale securities. We historically have invested these amounts in money market funds, corporate obligations, U.S. government-sponsored enterprise obligations, U.S. Treasury securities and mortgage-backed securities meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, market and interest rate risks. We may realize losses in the fair value of these investments or a complete loss of these investments. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio may have a material adverse effect on our financial condition and results of operations.

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

If we are not able to maintain effective internal controls as required by Section 404 of the Sarbanes-Oxley Act, our business and stock price could be adversely affected.

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

To date, we have not obtained approval from the U.S. Food and Drug Administration, or FDA, or any foreign regulatory authority to market or sell any of our drug candidates. Our success depends primarily upon our, and our strategic alliance partners’, ability to develop and commercialize our drug candidates successfully. Our two drug candidates in our Hsp90 program are IPI-504, which is currently being evaluated in a Phase 1b clinical trial as well as an investigator-sponsored study, and IPI-493, which is being evaluated in two Phase 1 clinical trials. Our Hedgehog pathway inhibitor, IPI-926 is being evaluated in a Phase 1 clinical trial and in a Phase 1b/2 clinical trial. We also commenced our first clinical trial of IPI-940 in February 2010, and we have other drug candidates in various stages of preclinical development and discovery research, including IPI-145, the lead compound in our PI3K inhibitor program.

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

We seek to develop new drugs for cancer and related conditions. The cancer therapeutic segment of the pharmaceutical industry is highly competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs that target various forms of cancer. We currently face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available. Moreover, there are a number of large pharmaceutical companies currently marketing and selling products to treat cancer, including Bristol-Myers Squibb Company, F. Hoffmann-La Roche Ltd. and its subsidiary Genentech, Inc., Novartis AG and Pfizer, Inc. In addition to currently approved drugs, there are a significant number of drugs that are currently under development and may become available in the future for the treatment of various forms of cancer. We are also aware of a number of companies seeking to develop drug candidates directed to the same biological targets that our own drug candidates are designed to inhibit. Specifically, we are aware of numerous companies that have clinical development programs for compounds targeting Hsp90, which is the target of IPI-504 and IPI-493. These companies include, without limitation, Bristol Myers Squibb Company, Biogen Idec Inc., Synta Pharmaceuticals Corp., Vernalis plc (in collaboration with Novartis), Pfizer, Inc., Astex Therapeutics Limited, Exelixis, Inc., Myriad Pharmaceuticals, Inc., Kyowa Hakko Kirin Co. Ltd., and Abraxis Bioscience, Inc. In addition, Genentech, Inc. (through its collaboration with Curis, Inc.), Bristol Myers Squibb Company (through its collaboration with Exelixis, Inc.), Novartis AG and Pfizer, Inc. are developing drugs targeting the Hedgehog pathway, which is also being targeted by IPI-926. Also, we believe that Ironwood Pharmaceuticals, Inc. is developing inhibitors of FAAH. Finally, we believe that Novartis AG, Pfizer, Inc., Semafore Pharmaceuticals, Inc., Bayer AG, GlaxoSmithKline plc, Calistoga Pharmaceuticals, Inc., sanofi-aventis (through its collaboration with Exelixis, Inc.), Genentech, Inc. and Oncothyreon Inc. are developing drugs that target PI3K.

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

Our commercial success will depend on whether there are third party patents or other intellectual property relevant to our potential products that may block or hinder our ability to develop and commercialize our drug candidates. We may not have identified all U.S. and foreign patents or published applications that may affect our business either by blocking our ability to manufacture or commercialize our drugs or by covering similar technologies that affect the applicable market. In addition, we may undertake research and development with respect to potential products, even when we are aware of third party patents that may be relevant to such potential products, on the basis that we may challenge or license such patents. For example, in our Hsp90 chaperone inhibitor program, we are conducting a clinical trial evaluating the administration of IPI-504 in combination with docetaxel, and we may conduct additional trials with IPI-504 in combination with other therapeutic agents. We are aware of issued patents and published applications directed to combinations of Hsp90 chaperone inhibitors with a variety of other therapeutic agents. We are also aware of patents and patent applications directed to methods of treating various disorders using a variety of Hsp90 chaperone inhibitors. We are in the process of evaluating the scope and validity of these patents and applications to determine whether we need to obtain one or more licenses.

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

Our executive officers, directors, certain affiliates and other major shareholders control approximately 31% of our outstanding common stock and have the ability to influence the company through this ownership position. For example, as a result of this concentration of ownership, these stockholders, if acting together, may have the ability to determine the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger or similar transaction. This concentration of ownership may, therefore, harm the market price of our common stock by:

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

INFINITY PHARMACEUTICALS, INC.

Date: November 9, 2010	By:	/S/ ADELENE Q. PERKINS
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