Form 10-K/A
period 2009-12-31
INFINITY PHARMACEUTICALS, INC.
filed 2011-03-15
CIK 1113148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE:

This Amendment to our Annual Report on Form 10-K/A is being filed in order to restate:

•

our consolidated balance sheets as of December 31, 2009 and 2008 by increasing amounts reported in deferred revenue (short term and long-term), total current liabilities and total liabilities; and reducing amounts reported in additional paid-in capital, accumulated deficit and total stockholders’ equity;

•

our consolidated statements of operations for the year ended December 31, 2009 by increasing amounts reported in collaborative research and development revenue from Purdue entities and total revenue; and decreasing amounts reported in loss from operations, loss before income taxes, net loss, and basic and diluted loss per common share; and

•

our consolidated statements of operations for the year ended December 31, 2008 by increasing amounts reported in collaborative research and development revenue from Purdue entities, total revenue, income from operations, net income, and basic and diluted earnings per common share.

As a result of this restatement, amounts in our consolidated statements of cash flows and stockholders’ equity for the years ended December 31, 2009 and 2008 have also been corrected. Our total cash flows from operations in these periods remain unchanged. This restatement is described in note 2 to our consolidated financial statements and also resulted in changes to notes 3, 8, 13, 14 and 19.

The restatement relates to our accounting for the initial recognition of a loan commitment representing the future availability to us, on below-market terms, of the $50 million line of credit extended to us by Purdue Pharmaceutical Products L.P., or Purdue, and its independent associated company, Purdue Pharma L.P., or PPLP, in November 2008 upon entry into a strategic alliance with Purdue and its independent associated company, Mundipharma International Corporation Limited, or Mundipharma. This written loan commitment, or loan commitment asset, meets the definition of a financial instrument and we therefore recorded it as an asset. We determined that the fair value of the loan commitment asset was $17.3 million. We recorded the fair value of this asset in 2008 and began amortizing this balance to interest expense over the life of the loan arrangement, or ten years, on April 1, 2009, the date at which we could first draw upon the line of credit.

Once we concluded that the loan commitment asset should be recorded at fair value, we were required to record an offsetting credit. Based on our evaluation of the relevant accounting guidance, we initially recorded the offset to the loan commitment asset to additional paid-in capital, or APIC, in part because Purdue and its associated companies would be principal stockholders at the time we could benefit from favorable terms of the line of credit.

Following discussions with the SEC staff, we have determined the offset to the loan commitment asset should have been recorded as deferred revenue rather than APIC. We plan to amortize the deferred revenue to revenue over the 14 year period beginning in November 2008 (approximately $300,000 per quarter), which is our estimated period of performance under the strategic alliance.

A summary of the effects of this restatement to our financial statements included within this Amendment to our Annual Report on Form 10-K is presented at note 2, “Restatement of Financial Statements.”

This Amendment amends Part I, Items 1 and 1A, Part II, Items 6, 7, 8 and 9A, and Part IV, Item 15 of the Annual Report on Form 10-K for the year ended December 31, 2009. This Amendment continues to reflect circumstances as of the date of the original filing of the Annual Report on Form 10-K for the year ended December 31, 2009 and we have not updated the disclosures contained herein to reflect events that occurred at a later date, except for items related to the restatement or where otherwise indicated.

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

Product Development Pipeline

Our product development programs arise from our innovative approach to drug discovery and our integration of a broad range of research and development capabilities—including strengths in cancer biology, medicinal chemistry, clinical and translational medicine, and drug product process development and formulation.

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

IPI-504 . Our lead Hsp90 inhibitor, IPI-504 (retaspimycin hydrochloride), is a novel, small molecule, semi-synthetic analog of the natural product geldanamycin that is delivered as a water-based, intravenous infusion. IPI-504 has also been shown in preclinical studies to inhibit Hsp90 potently and selectively, thereby inhibiting cancer cell growth. In these preclinical studies, IPI-504 has demonstrated a broad potential to inhibit cancer cell growth as a single agent as well as in combination with existing anti-cancer drugs. In addition, preclinical studies suggest that IPI-504 preferentially targets and accumulates in tumor tissues. For these reasons, we believe that IPI-504 has broad potential for the treatment of patients with a wide variety of solid and hematological tumors, including cancers that are resistant to other drugs.

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

We are also conducting a Phase 1b dose-escalation study of IPI-504 in combination with Taxotere in patients with advanced solid tumors. The study initially enrolled patients with advanced solid tumors, and expanded in late 2009 to focus on patients with advanced NSCLC. Preliminary data from the study presented during the 2009 ASCO Annual Meeting show that, to date, the combination regimen has been generally well tolerated in patients (n=22) with a variety of solid tumor malignancies. Pharmacokinetic data showed no effect of IPI-504 on the clearance of Taxotere from the body. A maximum tolerated dose of 450mg/m2 was reached when administered every three weeks, and we will continue evaluating IPI-504 in the ongoing study at a dose of 300mg/m 2 in combination with Taxotere. Data reported also show evidence of anti-tumor activity, with one partial response in a patient with metastatic pancreatic cancer refractory to gemcitabine, and six additional patients who experienced stable disease for at least three months. We plan to evaluate additional schedules of administration in this trial.

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

IPI-493 . In parallel with the development of IPI-504, we are pursuing development of IPI-493, a proprietary, orally available inhibitor of Hsp90. Like IPI-504, IPI-493 is a semi-synthetic analog of geldanamycin. In preclinical models, IPI-493 has demonstrated high oral bioavailability in animals and selective and potent inhibition of Hsp90. In July 2008, we initiated a Phase 1 clinical trial evaluating IPI-493 in patients with advanced solid tumors. The study is designed to assess safety and tolerability of IPI-493, with the objective of identifying a dose and schedule for subsequent studies. Anti-tumor activity will be evaluated by RECIST and disease-specific markers. Preclinical data showed evidence of significant dose-dependent inhibition of tumor growth in a xenograft model of human-derived NSCLC, with tumor regression seen at higher doses. IPI-493 demonstrated strong pharmaceutical properties in vitro and in vivo, including potent inhibition of Hsp90, selectivity for cancer cells over normal cells, as well as high oral bioavailability. We anticipate reporting preliminary data of this Phase 1 study in 2010. We also anticipate initiating a Phase 1 clinical study of IPI-493 in patients with advanced hematological malignancies in early 2010 and reporting preliminary data from the study later in the year.

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

In connection with the entry into the strategic alliance agreements, we also entered into a securities purchase agreement and line of credit agreement with Purdue and its independent associated company, Purdue Pharma L.P., or PPLP. In March 2009, Purdue assigned its interest under the line of credit agreement to PPLP. Under the securities purchase agreement we issued and sold an aggregate of six million shares of our common stock in two equity closings, including one in January 2009, plus warrants to purchase up to an aggregate of six million shares of our common stock, at exercise prices ranging from $15 to $40 per share, for aggregate proceeds of $75 million.

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

MedImmune/AZ . In August 2006, we entered into a product development and commercialization agreement with MedImmune/AZ to jointly develop and commercialize cancer drugs targeting Hsp90 and the Hedgehog pathway. Under the terms of this agreement, we shared equally with MedImmune/AZ all development costs, as well as potential profits and losses, from any future marketed products. In November 2007, we reacquired from MedImmune/AZ worldwide development and commercialization rights to our Hedgehog pathway program and in December 2008, we reacquired from MedImmune/AZ worldwide development and commercialization rights to our Hsp90 inhibitor program. The profit and cost sharing provisions of our arrangement with MedImmune/AZ are no longer applicable, and we have full control over all future development and commercialization activities under our Hsp90 and Hedgehog pathway programs, subject to the payment of single-digit royalties to MedImmune/AZ on worldwide net sales, if any, of each of IPI-504 and IPI-493. We do not have a royalty obligation to MedImmune/AZ on any future sales of IPI-926. In addition, in connection with the reacquisition of rights to the Hedgehog pathway program and the waiver by us of the non-competition clause applicable to MedImmune/AZ under the collaboration agreement, we obtained the right to opt-in to the development and commercialization of certain Hedgehog pathway programs being developed by MedImmune/AZ.

Novartis . In February 2006, we entered into a collaboration agreement with Novartis to discover, develop and commercialize drugs targeting Bcl protein family members for the treatment of a broad range of cancers. Under the terms of this agreement, we granted to Novartis an exclusive, worldwide license to research, develop and commercialize pharmaceutical products that are based upon our proprietary Bcl inhibitors. Pursuant to this agreement, we conducted joint research with Novartis to identify molecules for clinical development. Novartis now has responsibility for further pre-clinical, clinical development and commercialization of any products based upon compounds discovered under the joint research program. We may request to participate in clinical development of any such products and, if such request is agreed upon by Novartis, Novartis will fund agreed-upon development costs that are incurred by us. We also have a non-exclusive right to detail Bcl-2 family inhibitor products in the United States, with our detailing costs to be reimbursed by Novartis. Novartis has agreed to make milestone payments totaling over $370 million if certain specified research, development and commercialization milestones are achieved for multiple products for multiple indications, such that total payments to us could exceed $400 million. Novartis has also agreed to pay us royalties upon successful commercialization of any products developed under the alliance.

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

We have a limited operating history for you to evaluate our business. We have no approved products and have generated no product revenue from sales. We have primarily incurred operating losses. As of December 31, 2009, we had an accumulated deficit of $180.0 million. We have spent, and expect to continue to spend, significant resources to fund the research and development of IPI-504, IPI-493, IPI-926, IPI-940 and our other drug candidates. While we may have net income in future periods as the result of non-recurring collaboration income, as we did in the year ended December 31, 2008, we expect to incur substantial and increasing operating losses over the next several years as our clinical trial and drug manufacturing activities increase. As a result, we expect that our accumulated deficit will also increase significantly.

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

	Year Ended December 31,
	2009	2008	2007	2006	2005
Statement of Operations Data:
	(Restated)(1)	(Restated)(1)
Revenue(2)	$50,765	$83,585	$24,536	$18,494	$522

Operating expenses:
Research and development	77,857	47,466	33,793	35,792	31,460
General and administrative	19,456	16,837	14,034	9,464	5,530
Total costs and expenses	97,313	64,303	47,827	45,256	36,990
Income (loss) from operations	(46,548)	19,282	(23,291)	(26,762)	(36,468)
Interest income (expense), net	744	3,321	6,393	953	99
Income from NIH reimbursement	1,745	—	—	—	—
Income from residual funding after reacquisition of Hsp90 program	12,450	1,195	—	—	—
Debt extinguishment charge	—	—	—	(1,551)	—
Income (loss) before income taxes	(31,609)	23,798	(16,898)	(27,360)	(36,369)
Income tax benefit (expense)	330	—	—	(1,088)	—
Net income (loss)	$(31,279)	$23,798	$(16,898)	$(28,448)	$(36,369)
Earnings (loss) per common share:(3)
Basic	$(1.20)	$1.18	$(0.87)	$(3.81)	$(17.01)
Diluted	$(1.20)	$1.15	$(0.87)	$(3.81)	$(17.01)
Weighted average number of common shares outstanding:(2)
Basic	26,096,515	20,236,743	19,511,485	7,463,426	2,138,331
Diluted	26,096,515	20,765,536	19,511,485	7,463,426	2,138,331

(1)	See note 2 in our Consolidated Financial Statements at Item 8 of this report for an explanation of the restatement.

(2)	Revenue for the year ended December 31, 2008 was impacted by the acceleration of revenue recognition for the up-front license fees received from Novartis and MedImmune/AZ.

(3)	Basic and diluted earnings (loss) per common share and weighted average number of common shares outstanding were impacted by the conversion of preferred stock and issuance of common stock in connection with the merger on September 12, 2006 between IPI and Discovery Partners International, Inc.

	As of December 31,
	2009	2008	2007	2006	2005
Selected Balance Sheet Data:
	(Restated)(1)	(Restated)(1)
Cash, cash equivalents and available-for-sale securities including long-term	$130,737	$126,772	$114,189	$101,697	$10,946
Working capital	119,408	119,360	97,097	121,264	2,468
Total assets	157,318	160,618	129,725	154,648	24,451
Long-term debt and capital leases	5	12	20	374	2,041
Accumulated deficit	(180,026)	(148,747)	(172,546)	(155,305)	(126,857)
Total stockholders’ equity	90,312	103,121	51,143	62,425	10,174

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Restatement of Financial Statements

We have restated:

•

our consolidated balance sheets as of December 31, 2009 and 2008 by increasing amounts reported in deferred revenue (short-term and long-term), total current liabilities and total liabilities; and reducing amounts reported in additional paid-in capital, accumulated deficit and total stockholders’ equity;

•

our consolidated statements of operations for the year ended December 31, 2009 by increasing amounts reported in collaborative research and development revenue from Purdue entities and total revenue; and decreasing amounts reported in loss from operations, loss before income taxes, net loss, and basic and diluted loss per common share; and

•

our consolidated statements of operations for the year ended December 31, 2008 by increasing amounts reported in collaborative research and development revenue from Purdue entities, total revenue, income from operations, net income, and basic and diluted earnings per common share.

As a result of these restatements, amounts in our consolidated statements of cash flows and stockholders’ equity for the years ended December 31, 2009 and 2008 have also been corrected. Our total cash flows from operations in these periods remain unchanged. This restatement is described in note 2 to our consolidated financial statements and also resulted in changes to notes 3, 8, 13, 14 and 19.

The restatement relates to our accounting for the initial recognition of a loan commitment representing the future availability to us, on below-market terms, of the $50 million line of credit extended to us by Purdue Pharmaceutical Products L.P., or Purdue, and its independent associated company, Purdue Pharma L.P., or PPLP, in November 2008 upon entry into a strategic alliance with Purdue and its independent associated company, Mundipharma International Corporation Limited, or Mundipharma. This written loan commitment, or loan commitment asset, meets the definition of a financial instrument and we therefore recorded it as an asset. We determined that the fair value of the loan commitment asset was $17.3 million. We recorded the fair value of this asset in 2008 and began amortizing this balance to interest expense over the life of the loan arrangement, or ten years, on April 1, 2009, the date at which we could first draw upon the line of credit.

Once we concluded that the loan commitment asset should be recorded at fair value, we were required to record an offsetting credit. Based on our evaluation of the relevant accounting guidance, we initially recorded the offset to the loan commitment asset to additional paid-in capital, or APIC, in part because Purdue and its associated companies would be principal stockholders at the time we could benefit from favorable terms of the line of credit.

Following discussions with the SEC staff, we have determined the offset to the loan commitment asset should have been recorded as deferred revenue rather than APIC. We plan to amortize the deferred revenue to revenue over the 14 year period beginning in November 2008 (approximately $300,000 per quarter), which is our estimated period of performance under the strategic alliance.

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

Our next most advanced program is directed against the Hedgehog signaling pathway, or Hedgehog pathway. The Hedgehog pathway is normally active during embryonic development and regulates tissue and organ formation. Malignant activation of the Hedgehog pathway is believed to play a central role in allowing the proliferation and survival of cancer cells, including in pancreatic, prostate, small cell lung, breast, blood cancers, as well as certain skin and brain cancers. The lead candidate in our Hedgehog pathway program, IPI-926, is a novel, orally-available inhibitor of the Hedgehog pathway that has demonstrated anti-tumor activity in numerous preclinical models. In October 2008, we commenced a Phase 1 clinical trial evaluating IPI-926 in patients with advanced and/or metastatic solid tumors. The primary objectives of this trial are to evaluate the safety and tolerability of IPI-926 and to identify a dose and schedule for subsequent studies. We expect to initiate Phase 2 development of IPI-926 in 2010. We are pursuing our Hedgehog pathway program in collaboration with Mundipharma.

We also have a program directed to FAAH, an emerging target for neuropathic pain. The enzyme FAAH degrades anandamide, which is a neurotransmitter that produces a pain relieving effect in response to pain and nerve injury. FAAH inhibition is believed to increase the duration of anandamide’s effect, prolonging pain relief at the site of release. We recently initiated a Phase 1 clinical trial of IPI-940, our novel, orally available inhibitor of FAAH, and anticipate completing this trial in 2010. The objectives of this trial are to evaluate the safety, tolerability, and pharmacokinetic and pharmacodynamic properties of IPI-940. We are pursuing our FAAH program in collaboration with Mundipharma and Purdue.

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

In connection with the entry into the strategic alliance agreements, we also entered into a securities purchase agreement and line of credit agreement with Purdue and PPLP. In March 2009, Purdue assigned its interest under the line of credit agreement to PPLP. Under the securities purchase agreement we issued and sold in a first equity closing in November 2008 an aggregate of four million shares of our common stock at a purchase price of $11.25 per share, for an aggregate purchase price of $45 million. Of such shares, two million shares of our common stock were purchased by each purchaser. In January 2009, we conducted a second equity closing where we issued and sold an aggregate of two million shares of our common stock, and warrants to purchase up to an aggregate of six million shares of our common stock, for an aggregate purchase price of $30 million. Of the second closing securities, an equal number were purchased by each purchaser.

In November 2008, we recorded $41.1 million as deferred revenue associated with the grant of licenses to Mundipharma and Purdue. This amount was comprised of $23.8 million for the excess of the amount paid by Purdue and PPLP for our common stock ($11.25 per share) over the closing market price on the day before the first equity closing ($5.29 per share) and $17.3 million representing the fair value of the PPLP’s commitment to extend a line of credit at below market terms (the loan commitment asset) as discussed below. In 2008, we considered our obligation, absent material adverse changes, to issue Purdue and PPLP the second closing securities to be a forward contract with immaterial intrinsic value, which was recorded in stockholders’ equity. This forward contract closed in January 2009 upon the issuance of the second closing securities. In January 2009, we recorded an additional $18.2 million as deferred revenue associated with the grant of licenses to Mundipharma and Purdue, representing the excess of the $30 million paid by Purdue and PPLP for the second closing securities over the fair market value of these securities ($5.29 per share for the common stock and approximately $1.3 million for the warrants) as of the day before the first equity closing.

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

The extension of the line of credit at an interest rate below our incremental borrowing rate represents the transfer of additional value to us in the arrangement. As such, we recorded the fair value of the line of credit of $17.3 million as a loan commitment asset on our balance sheet in 2008. We began amortizing this asset to interest expense over the life of the loan arrangement, or 10 years, on April 1, 2009. We recorded the offset to the loan commitment asset to deferred revenue in 2008. As of December 31, 2009, no amounts have been borrowed under this line of credit.

Since the shares of our common stock were purchased by Purdue and PPLP at a premium to the closing stock price on November 19, 2008, and the fair value of the rights and licenses transferred as part of the collaboration arrangement could not be reliably determined, we have attributed the premium over the closing price of our common stock using the residual method to the grant of rights and licenses to Mundipharma and Purdue. In addition, we have attributed the value of the loan commitment asset of $17.3 million using the residual method to the grant of rights and licenses to Mundipharma and Purdue. There is no obligation for us to repay the $59.3 million allocated to the grant of rights and licenses and we are recognizing this deferred revenue ratably over 14 years, which is our estimated period of performance under the arrangement. We will periodically review this estimate and make adjustments as facts and circumstances dictate. We recognized $4.3 million and $0.3 million in such revenue in the years ended December 31, 2009 and 2008, respectively.

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

	2009	% Change	2008	% Change	2007
	(Restated)		(Restated)
Revenue	$50,765	(39)%	$83,585	241%	$24,536
Research and development expense	(77,857)	64%	(47,466)	40%	(33,793)
General and administrative expense	(19,456)	16%	(16,837)	20%	(14,034)
Interest expense	(1,300)	6,090%	(21)	(89)%	(188)
Interest and investment income	2,044	(39)%	3,342	(49)%	6,581
Income from settlement with NIH	1,745	—	—	—	—
Income from residual funding of Hsp90 program	12,450	942%	1,195	—	—
Income tax benefit	330	—	—	—	—

Revenue

Our revenue during the year ended December 31, 2009 consisted of approximately:

•	$46.5 million related to reimbursed research and development services we performed under our strategic alliance entered into with Mundipharma and Purdue in November 2008; and

•	$4.3 million related to the amortization of the deferred revenue associated with the grant of rights and licenses under our strategic alliance with Mundipharma and Purdue.

Our revenue during the year ended December 31, 2008 consisted of approximately:

•	$56.7 million associated with the amortization and acceleration of the up-front license fee received from MedImmune/AZ upon entry into our strategic alliance;

•	$15.0 million related to a milestone payment from MedImmune/AZ upon initiation of our Phase 3 trial of IPI-504 in patients with GIST;

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

Other significant capital resources are as follows:

	December 31, 2009	December 31, 2008
	(Restated)	(Restated)
Cash, cash equivalents and available-for-sale securities including long term	$130,736,513	$126,771,687
Working capital	119,408,161	119,360,376

	Years ended December 31,
	2009	2008	2007
Cash (used in) provided by:
Operating activities	$(4,756,922)	$(10,422,417)	$12,082,295
Investing activities	(7,496,170)	(18,183,839)	(62,004,999)
Capital expenditures (included in investing activities above)	(2,527,627)	(1,392,377)	(2,405,677)
Financing activities	11,965,772	22,016,084	(1,060,054)

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

As discussed in Note 2 to the consolidated financial statements, the accompanying consolidated balance sheets as of December 31, 2009 and 2008, and the consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2009 and 2008 have been restated to correct an error in the accounting for the recognition of a loan commitment asset received in the arrangement with Purdue Pharmaceuticals, Inc. and Mundipharma Limited.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Infinity Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2010, except for the effects of the material weakness described in the sixth paragraph of that report, as to which the date is March 15, 2011, expressed an adverse opinion thereon.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts

March 11, 2010, except for Note 2

as to which the date is March 15, 2011

INFINITY PHARMACEUTICALS, INC.

Consolidated Balance Sheets

	December 31,
	2009	2008
	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$16,287,229	$16,574,549
Available-for-sale securities	113,758,778	110,197,138
Unbilled accounts receivable	—	7,414,570
Notes receivable from employees	55,059	42,198
Prepaid expenses and other current assets	3,511,968	2,389,411

Total current assets	133,613,034	136,617,866
Property and equipment, net	5,694,150	5,320,439
Loan commitment asset from Purdue	16,020,075	17,319,000
Long-term available-for-sale securities	690,506	—
Notes receivable from employees	38,036	28,780
Restricted cash	1,146,788	1,138,161
Other assets	115,244	193,262

Total assets	$157,317,833	$160,617,508

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,441,231	$2,759,288
Accrued expenses	8,542,923	11,562,641
Deferred revenue from Purdue entities	4,214,260	2,929,608
Current portion of capital leases	6,459	5,953

Total current liabilities	14,204,873	17,257,490
Deferred revenue from Purdue entities, less current portion	50,576,445	37,886,981
Other liabilities	2,219,224	2,340,099
Capital leases, less current portion	5,489	11,949

Total liabilities	67,006,031	57,496,519
Commitments and contingencies (note 12)	—	—

Stockholders’ equity:
Preferred Stock, $.001 par value; 1,000,000 shares authorized, no shares issued and outstanding at December 31, 2009 and 2008	—	—
Common Stock, $.001 par value; 100,000,000 shares authorized, and 26,238,954 and 24,064,857 shares issued and outstanding, at December 31, 2009 and December 31, 2008, respectively	26,239	24,065
Additional paid-in capital	270,274,176	251,128,955
Accumulated deficit	(180,025,904)	(148,747,387)
Accumulated other comprehensive income	37,291	715,356

Total stockholders’ equity	90,311,802	103,120,989

Total liabilities and stockholders’ equity	$157,317,833	$160,617,508

The accompanying notes are an integral part of these consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Consolidated Statements of Operations

	Years Ended December 31,
	2009	2008	2007
	(Restated)	(Restated)
Collaborative research and development revenue:
From Purdue entities	$50,765,462	$3,027,063	$—
Other	—	80,558,125	24,536,350

Total Revenue	50,765,462	83,585,188	24,536,350

Operating expenses:
Research and development	77,856,836	47,466,410	33,793,307
General and administrative	19,456,341	16,836,541	14,033,559

Total operating expenses	97,313,177	64,302,951	47,826,866

Income (loss) from operations	(46,547,715)	19,282,237	(23,290,516)

Other income (expense):
Interest expense	(1,300,184)	(21,368)	(188,035)
Income from NIH reimbursement	1,745,386	—	—
Income from residual funding after reacquisition of Hsp90 program	12,450,000	1,195,586	—
Interest and investment income	2,044,430	3,342,424	6,580,664

Total other income	14,939,632	4,516,642	6,392,629

Income (loss) before income taxes	(31,608,083)	23,798,879	(16,897,887)
Income tax benefit	329,566	—	—

Net income (loss)	$(31,278,517)	$23,798,879	$(16,897,887)

Earnings (loss) per common share:
Basic	$(1.20)	$1.18	$(0.87)

Diluted	$(1.20)	$1.15	$(0.87)

Weighted average number of common shares outstanding:
Basic	26,096,515	20,236,743	19,511,485

Diluted	26,096,515	20,765,536	19,511,485

The accompanying notes are an integral part of these consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2009	2008	2007
	(Restated)	(Restated)
Operating activities
Net income (loss)	$(31,278,517)	$23,798,879	$(16,897,887)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	2,153,916	1,971,937	2,753,560
Stock-based compensation including 401(k) match	7,037,253	5,840,065	5,223,224
(Gain) loss on sale and disposals of property and equipment	(79,256)	(56,620)	25,446
Gain on sale of available-for-sale securities	(28,051)	(107,313)	—
Net (accretion) amortization of available-for-sale securities	129,973	(1,753,531)	(3,597,182)
Impairment of available-for-sale securities	15,666	49,428	15,577
Impairment of property and equipment	—	84,219	195,690
Amortization of loan commitment asset from Purdue	1,298,925	—	—
Other, net	60,196	55,114	60,671
Changes in operating assets and liabilities:
Accounts receivable and unbilled accounts receivable	7,414,570	(2,314,334)	37,034,574
Prepaid expenses and other assets	(1,075,479)	74,063	(212,856)
Accounts payable, accrued expenses and other liabilities	(4,380,234)	3,229,754	1,231,478
Deferred revenue	13,974,116	(41,294,078)	(13,750,000)

Net cash provided by (used in) operating activities	(4,756,922)	(10,422,417)	12,082,295

Investing activities
Purchases of property and equipment	(2,527,627)	(1,392,377)	(2,405,677)
Proceeds from sale of property and equipment	79,256	57,113	15,000
Purchases of available-for-sale securities	(166,565,338)	(172,033,407)	(208,173,692)
Proceeds from maturities of available-for-sale securities	125,375,803	137,134,757	148,559,370
Proceeds from sales of available-for-sale securities	36,141,736	18,050,075	—

Net cash used in investing activities	(7,496,170)	(18,183,839)	(62,004,999)

INFINITY PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows—(Continued)

	Years Ended December 31,
	2009	2008	2007
	(Restated)	(Restated)
Financing activities
Proceeds from issuance of common stock to Purdue entities	11,830,000	21,160,000	—
Proceeds from issuances of common stock related to stock incentive plans	201,726	713,115	342,151
Repurchase of common stock	—	(8,115)	(10,640)
Release of restricted cash	—	564,986	—
Payments on equipment loan and other debt	—	(373,403)	(1,351,049)
Capital lease payments	(5,954)	(10,499)	(41,746)
Repayment of employee loans	—	—	11,230
New employee loans	(60,000)	(30,000)	(10,000)

Net cash provided by (used in) financing activities	11,965,772	22,016,084	(1,060,054)

Net decrease in cash and cash equivalents	(287,320)	(6,590,172)	(50,982,758)
Cash and cash equivalents at beginning of period	16,574,549	23,164,721	74,147,479

Cash and cash equivalents at end of period	$16,287,229	$16,574,549	$23,164,721

Supplemental cash flow disclosure
Interest paid	$1,247	$14,351	$161,789

Income taxes paid	$75,000	$92,000	$1,100,000

Supplemental disclosure of noncash investing and financing activities
Equipment acquired under capital leases	$—	$—	$28,800

The accompanying notes are an integral part of these consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2006	19,523,243	$19,523	$219,110,907	$(1,323,810)	$(155,305,106)	$(76,559)	$62,424,955
Cumulative effect of accounting change					(343,273)		(343,273)
Exercise of stock options	182,461	183	341,968				342,151
Restricted stock issued in prior years that vested in the year			124,880				124,880
Repurchase of treasury stock				(10,640)			(10,640)
Retirement of common stock	(22,060)	(22)	(1,334,450)	1,334,450			(22)
Stock-based compensation expense			4,852,526				4,852,526
401(k) plan match issued in common stock	27,129	27	370,671				370,698
Comprehensive loss:
Unrealized gain on marketable securities						279,515	279,515
Net loss					(16,897,887)		(16,897,887)

Comprehensive loss							(16,618,372)

Balance at December 31, 2007	19,710,773	$19,711	$223,466,502	$—	$(172,546,266)	$202,956	$51,142,903

Exercise of stock options	306,744	307	712,808				713,115
Issuance of common stock to Purdue	4,000,000	4,000	21,156,000				21,160,000
Restricted stock issued that vested in the year			75,621				75,621
Early exercise of options into restricted stock			(121,989)				(121,989)
Repurchase and retirement of common stock	(4,531)	(5)					(5)
Stock-based compensation expense			5,435,829				5,435,829
401(k) plan match and other issued in common stock	51,871	52	404,184				404,236
Comprehensive income (restated):
Unrealized gain on marketable securities						512,400	512,400
Net income (restated)					23,798,879		23,798,879

Comprehensive income (restated)							24,311,279

Balance at December 31, 2008 (restated)	24,064,857	$24,065	$251,128,955	$—	$(148,747,387)	$715,356	$103,120,989

The accompanying notes are an integral part of these consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Consolidated Statements of Stockholders’ Equity—(Continued)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2008 (restated)	24,064,857	$24,065	$251,128,955	$—	$(148,747,387)	$715,356	$103,120,989

Exercise of stock options	101,384	101	201,625				201,726
Issuance of common stock to Purdue	2,000,000	2,000	10,578,000				10,580,000
Restricted stock issued that vested in the year			78,416				78,416
Stock-based compensation expense			6,506,680				6,506,680
401(k) plan match issued in common stock	72,713	73	530,500				530,573
Issuance of warrants to Purdue			1,250,000				1,250,000
Comprehensive income (restated):
Unrealized loss on marketable securities						(678,065)	(678,065)
Net loss (restated)					(31,278,517)		(31,278,517)

Comprehensive loss (restated)							(31,956,582)

Balance at December 31, 2009 (restated)	26,238,954	$26,239	$270,274,176	$—	$(180,025,904)	$37,291	$90,311,802

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

2. Restatement of Financial Statements

We have restated:

•

our consolidated balance sheets as of December 31, 2009 and 2008 by increasing amounts reported in deferred revenue (short-term and long-term), total current liabilities and total liabilities; and reducing amounts reported in additional paid-in capital, accumulated deficit and total stockholders’ equity;

•

our consolidated statements of operations for the year ended December 31, 2009 by increasing amounts reported in collaborative research and development revenue from Purdue entities and total revenue; and decreasing amounts reported in loss from operations, loss before income taxes, net loss, and basic and diluted loss per common share; and

•

our consolidated statements of operations for the year ended December 31, 2008 by increasing amounts reported in collaborative research and development revenue from Purdue entities, total revenue, income from operations, net income, and basic and diluted earnings per common share.

As a result of these restatements, amounts in our consolidated statements of cash flows and stockholders’ equity for the years ended December 31, 2009 and 2008 have also been corrected. Our total cash flows from operations in these periods remain unchanged. This restatement also resulted in changes to notes 3, 8, 13, 14 and 19 to our consolidated financial statements.

The restatement relates to our accounting for the initial recognition of a loan commitment representing the future availability to us, on below-market terms, of the $50 million line of credit extended to us by Purdue Pharmaceutical Products L.P., or Purdue, and its independent associated company, Purdue Pharma L.P., or PPLP, in November 2008 upon entry into a strategic alliance with Purdue and its independent associated company, Mundipharma International Corporation Limited, or Mundipharma. This written loan commitment, or loan commitment asset, meets the definition of a financial instrument and we therefore recorded it as an asset. We determined that the fair value of the loan commitment asset was $17.3 million. We recorded the fair value of this asset in 2008 and began amortizing this balance to interest expense over the life of the loan arrangement, or ten years, on April 1, 2009, the date at which we could first draw upon the line of credit.

Based on our evaluation of the relevant accounting guidance, we initially recorded the offset to the loan commitment asset to additional paid-in capital, or APIC.

We have subsequently determined the offset to the loan commitment asset should have been recorded as deferred revenue rather than APIC. We plan to amortize the deferred revenue to revenue over the 14 year period beginning in November 2008 (approximately $300,000 per quarter), which is our estimated period of performance under the strategic alliance.

INFINITY PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the effects of the restatement adjustments on our previously issued consolidated balance sheets for the years ended December 31, 2009 and 2008:

	As of December 31, 2009			As of December 31, 2008
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Short term deferred revenue from Purdue entities	$2,987,512	$1,226,748	$4,214,260	$1,702,860	$1,226,748	$2,929,608
Total current liabilities	12,978,125	1,226,748	14,204,873	16,030,742	1,226,748	17,257,490
Long term deferred revenue from Purdue entities	35,855,463	14,720,982	50,576,445	21,939,251	15,947,730	37,886,981
Total liabilities	51,058,301	15,947,730	67,006,031	40,322,041	17,174,478	57,496,519
Additional paid-in capital	287,593,176	(17,319,000)	270,274,176	268,447,955	(17,319,000)	251,128,955
Accumulated Deficit	(181,397,174)	1,371,270	(180,025,904)	(148,891,909)	144,522	(148,747,387)
Total stockholders’ equity	$106,259,532	$(15,947,730)	$90,311,802	$120,295,467	$(17,174,478)	$103,120,989

The following tables summarize the effects of the restatement adjustments on our previously issued consolidated statements of stockholders’ equity for the years ended December 31, 2009 and 2008:

Changes in additional paid-in capital	As Previously Reported	Adjustments	As Restated
Additional paid-in capital as of December 31, 2007	$223,466,502	$—	$223,466,502
Loan commitment asset from Purdue	17,319,000	(17,319,000)	—
Additional paid-in capital as of December 31, 2008	268,447,955	(17,319,000)	251,128,955
Additional paid-in capital as of December 31, 2009	$287,593,176	$(17,319,000)	$270,274,176

Changes in accumulated deficit	As Previously Reported	Adjustments	As Restated
Accumulated deficit as of December 31, 2007	$(172,546,266)	$—	$(172,546,266)
Net income	23,654,357	144,522	23,798,879
Accumulated deficit as of December 31, 2008	(148,891,909)	144,522	(148,747,387)
Net loss	(32,505,265)	1,226,748	(31,278,517)
Accumulated deficit as of December 31, 2009	$(181,397,174)	$1,371,270	$(180,025,904)

Changes in total stockholders’ equity	As Previously Reported	Adjustments	As Restated
Total stockholders’ equity as of December 31, 2007	$51,142,903	$—	$51,142,903
Loan commitment asset from Purdue	17,319,000	(17,319,000)	—
Comprehensive income	24,166,757	144,522	24,311,279
Total stockholders’ equity as of December 31, 2008	120,295,467	(17,174,478)	103,120,989
Comprehensive loss	(33,183,330)	1,226,748	(31,956,582)
Stockholders’ equity as of December 31, 2009	$106,259,532	$(15,947,730)	$90,311,802

INFINITY PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the effects of the restatement adjustments on our previously issued consolidated statements of operations for the years ended December 31, 2009 and 2008:

	Year ended December 31, 2009			Year ended December 31, 2008
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Collaborative research and development revenue from Purdue entities	$49,538,714	$1,226,748	$50,765,462	$2,882,541	$144,522	$3,027,063
Total revenue	49,538,714	1,226,748	50,765,462	83,440,666	144,522	83,585,188
Income (loss) from operations	(47,774,463)	1,226,748	(46,547,715)	19,137,715	144,522	19,282,237
Income (loss) before income taxes	(32,834,831)	1,226,748	(31,608,083)	23,654,357	144,522	23,798,879
Net income (loss)	(32,505,265)	1,226,748	(31,278,517)	23,654,357	144,522	23,798,879
Basic earnings (loss) per common share	$(1.25)	$0.05	$(1.20)	$1.17	$0.01	$1.18
Diluted earnings (loss) per common share	$(1.25)	$0.05	$(1.20)	$1.14	$0.01	$1.15

The following table summarizes the effects of the restatement adjustments on our previously issued consolidated statements of cash flows for the years ended December 31, 2009 and 2008:

	Year ended December 31, 2009			Year ended December 31, 2008
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Changes in deferred revenue	$15,200,864	$(1,226,748)	$13,974,116	$(41,149,556)	$(144,522)	$(41,294,078)
Supplemental disclosure of noncash investing and financing activities
Loan commitment asset from Purdue	—	—	—	17,319,000	(17,319,000)	—

3. Summary of Significant Accounting Policies

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

All of our revenues to date have been generated under research collaboration agreements. During the year ended December 31, 2009, all of our revenues are associated with our strategic alliance with Mundipharma and Purdue.

During the year ended December 31, 2008:

•

Revenues associated with the amortization and acceleration of the up-front license fee we received from MedImmune, Inc., a division of AstraZeneca plc, or MedImmune/AZ, and a milestone payment from MedImmune/AZ upon initiation of the first patient in a pivotal trial, accounted for approximately 85% of our revenue;

•

Revenues associated with the up-front license fee and reimbursable research and development services we received from Novartis Institutes for BioMedical Research, Inc., or Novartis, and Novartis International Pharmaceutical Ltd., or Novartis International, accounted for approximately 11% of our revenue; and

•	Revenues associated with our strategic alliances with Mundipharma and Purdue accounted for approximately 4% of our revenue.

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

INFINITY PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

Impairment of Long-Lived Assets

We evaluate our long-lived assets for potential impairment. Potential impairment is assessed when there is evidence that events or changes in circumstances have occurred that indicate that the carrying amount of a long-lived asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends, and product development cycles. An impairment in the carrying value of each asset is assessed when the undiscounted expected future cash flows derived from the asset are less than its carrying value. Impairments, if any, are recognized in earnings. An impairment loss would be recognized in an amount equal to the excess of the carrying amount over the undiscounted expected future cash flows. See note 7 for discussion on impairment charges recognized during the years ended December 31, 2009, 2008 and 2007.

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

INFINITY PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

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

INFINITY PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

Basic and diluted earnings (loss) per share were determined as follows:

	Year Ended December 31,
	2009	2008	2007
	(Restated)	(Restated)
Basic
Net income (loss)	$(31,278,517)	$23,798,879	$(16,897,887)

Weighted average common shares outstanding	26,096,515	20,236,743	19,511,485

Basic earnings (loss) per share	$(1.20)	$1.18	$(0.87)

Diluted
Net income (loss)	$(31,278,517)	$23,798,879	$(16,897,887)

Weighted average common shares outstanding	26,096,515	20,236,743	19,511,485
Effect of dilutive options	—	528,793	—

Weighted average common shares outstanding assuming dilution	26,096,515	20,765,536	19,511,485

Diluted earnings (loss) per share	$(1.20)	$1.15	$(0.87)

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

4. Stock-Based Compensation

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

During the year ended December 31, 2007, one employee whose employment terminated, but who entered into a consulting agreement with us, retained unvested awards even though he would not provide any continuing substantive service as a non-employee. These awards continued to vest over the term of the consulting agreement. In connection with such termination of employment, we recognized $108,939 in additional stock-based compensation expense during the year ended December 31, 2007 with respect to the modification of this award. Additionally, during the year ended December 31, 2007, one member of our board of directors retired, but was granted the right to exercise his vested stock options for an additional two-year period. In connection with this extension, we recognized an additional $79,880 in stock-based compensation expense during the year ended December 31, 2007 with respect to the modification of this award.

INFINITY PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

5. Cash, Cash Equivalents and Available-for-Sale Securities

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

INFINITY PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

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

6. Fair Value

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

7. Property and Equipment

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

8. Loan Commitment Asset

In November 2008, we entered into strategic alliance agreements with each of Purdue and Mundipharma to develop and commercialize pharmaceutical products. In connection with these agreements, we also entered into a line of credit agreement with Purdue and PPLP. See note 13 for discussion on the strategic alliance agreements and the line of credit agreement.

The extension of the line of credit at an interest rate below our incremental borrowing rate represents the transfer of additional value to us in the arrangement. As such, we recorded this additional value as a loan commitment asset at its fair value of $17.3 million on our balance sheet in 2008. The fair value of the loan commitment asset was determined using a discounted cash flow model of the differential between the terms and

INFINITY PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

rates of the line of credit and market rates. The loan commitment asset is measured at fair value on a nonrecurring basis and will only be re-measured at fair value for nonrecurring events such as an impairment loss. We recorded the offset to this asset as deferred revenue in 2008.

We are amortizing this asset to interest expense over the life of the loan arrangement, or 10 years commencing on April 1, 2009, the date we could begin drawing on the line. We recorded approximately $1.3 million of related amortization expense in the year ended December 31, 2009. As of December 31, 2009, no amounts have been borrowed under this line of credit.

9. Restricted Cash

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

10. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2009	2008
Accrued drug manufacturing costs	$2,212,156	$2,768,588
Accrued toxicology studies	691,197	261,636
Accrued compensation and benefits	2,576,970	5,037,924
Accrued clinical studies	920,429	1,284,858
Other	2,142,171	2,209,635

Total accrued expenses	$8,542,923	$11,562,641

11. Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

	December 31,
	2009	2008
Deferred rent	$1,125,369	$1,505,811
Accrued tax liability	684,322	646,338
Other	409,533	187,950

Total other long-term liabilities	$2,219,224	$2,340,099

12. Commitments and Contingencies

We lease our office and laboratory space under noncancelable facility lease agreements that expire in December 2012. We have the right to extend our primary office and laboratory lease for up to two consecutive five-year terms. We can exercise our right to extend on the same terms and conditions under the original leases by giving the landlord notice before the term of the lease expires.

INFINITY PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

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

13. Collaborations

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

INFINITY PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

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

In connection with the entry into the strategic alliance agreements in November 2008, we also entered into a securities purchase agreement and line of credit agreement (see note 8) with Purdue and PPLP. In March 2009, Purdue assigned its interest under the line of credit agreement to PPLP. Under the securities purchase agreement we issued and sold in a first equity closing in November 2008 an aggregate of four million shares of our common stock at a purchase price of $11.25 per share, for an aggregate purchase price of $45 million. Of such shares, two million shares of our common stock were purchased by each purchaser. In January 2009, we conducted a second equity closing where we issued and sold an aggregate of two million shares of our common stock and warrants to purchase up to an aggregate of six million shares of our common stock, for an aggregate purchase price of $30 million. An equal number of shares and warrants were purchased by each purchaser.

In November 2008, for financial statement purposes, we recorded $41.1 million as deferred revenue associated with the grant of rights and licenses to Mundipharma and Purdue. This amount was comprised of $23.8 million for the excess of the amount paid by Purdue and PPLP for the four million shares of our common stock ($11.25 per share) over the closing market price on the day before the first equity closing ($5.29 per share) and $17.3 million for the value of the loan commitment asset (see note 8) related to a line of credit extended to us by PPLP at below market terms as discussed below. In 2008, we considered our obligation, absent material adverse changes, to issue Purdue and PPLP the second closing securities as a forward contract with immaterial intrinsic value, which was recorded in stockholders’ equity. This forward contract closed in January 2009 upon the issuance of the second closing securities. In January 2009, for financial statement purposes, we recorded an additional $18.2 million as deferred revenue associated with the grant of rights and licenses to Mundipharma and

INFINITY PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

Purdue representing the excess of the $30 million paid by Purdue and PPLP for the second closing securities over the fair market value of these securities ($5.29 per share for the common stock and approximately $1.3 million for the warrants) as of the day before the first equity closing.

Since the shares of our common stock were purchased by Purdue and PPLP at a premium to the closing stock price on November 19, 2008, and the fair value of the rights and licenses transferred as part of the collaboration arrangement could not be reliably determined, we have attributed the premium over the closing price of our common stock using the residual method to the grant of rights and licenses to Mundipharma and Purdue. In addition, we have attributed the value of the loan commitment asset of $17.3 million using the residual method to the grant of rights and licenses to Mundipharma and Purdue. There is no obligation for us to repay the $59.3 million allocated to the grant of rights and licenses and we are recognizing this deferred revenue ratably over 14 years, which is our estimated period of performance under the arrangement. We will periodically review this estimate and make adjustments as facts and circumstances dictate. We recognized $4.3 million and $0.3 million in such revenue in the years ended December 31, 2009 and 2008, respectively.

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

INFINITY PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

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

INFINITY PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

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

14. Income Taxes

Our income tax benefit of $329,566 for the year ended December 31, 2009 primarily consisted of U.S. federal taxes.

Our income tax benefit or expense for the years ended December 31, 2009, 2008 and 2007 differed from the expected U.S. federal statutory income tax expense as set forth below:

	2009	2008	2007
	(Restated)	(Restated)
Expected federal tax expense (benefit)	$(10,724,857)	$8,070,539	$(5,745,282)
Permanent differences	1,522,097	1,393,377	698,537
State taxes, net of deferral benefit	(1,715,554)	1,488,302	(1,059,498)
Tax credits and related adjustments	(2,928,454)	(3,533,790)	559,720
Alternative minimum tax	(282,191)	—	—
Effect of change in state tax rate on deferred tax assets and deferred tax liabilities	47,828	780,028	—
Expired state net operating loss	1,085,004	1,794,332	191,611
Limitation on federal net operating loss	—	—	2,837,291
Adjustments to deferred tax assets and deferred tax liabilities	(47,347)	77,963	(74,667)
Change in valuation allowance	12,619,791	(10,070,751)	2,592,288
Other	94,117	—	—

Income tax benefit	$(329,566)	$—	$—

The significant components of our deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2009	2008
	(Restated)	(Restated)
Deferred tax assets:
Net operating loss carryforwards	$39,560,917	$46,250,820
Tax credits	14,274,743	11,404,967
Deferred revenue	14,950,097	6,827,193
Accrued expenses	309,667	548,970
Amortization	690,840	692,829
Stock-based compensation	5,456,411	3,834,023
Other	177,856	114,660
Valuation allowance	(75,420,531)	(62,743,756)

Total deferred tax assets	—	6,929,706
Deferred tax liabilities:
Loan commitment	—	(6,819,703)
Depreciation	—	(110,003)

Net deferred tax asset	$—	$—

INFINITY PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

We have recorded a valuation allowance against our deferred tax assets in each of the years ended December 31, 2009, 2008 and 2007 because management believes that it is more likely than not that these assets will not be realized. The valuation allowance increased by approximately $12,677,000 during the year ended December 31, 2009 primarily as a result of increases in unbenefited deferred tax assets such as deferred revenue and tax credits and decreases in deferred tax liabilities offset by the utilization of previously unbenefited net operating losses. The valuation allowance decreased by approximately $11,188,000 during the year ended December 31, 2008 primarily as a result of the utilization of previously unbenefited deferred tax assets and an increase in deferred tax liabilities. The valuation allowance increased by approximately $3,600,000 during the year ended December 31, 2007 primarily as a result of unbenefited losses.

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

15. Stockholders’ Equity

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

INFINITY PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

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

16. Income from NIH Reimbursement

During the year ended December 31, 2009, we received $1.7 million from the National Institutes of Health relating to contract work performed by Discovery Partners International, Inc. from August 2004 through June 2006. As the amount received is not related to our ordinary course of operations, we have recorded the amount as other income.

17. Defined Contribution Benefit Plan

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

18. Accounting for Sabbatical Leave

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

INFINITY PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

19. Quarterly Financial Information (unaudited)

	Quarter Ended March 31, 2009	Quarter Ended June 30, 2009	Quarter Ended September 30, 2009	Quarter Ended December 31, 2009
	(In Thousands, Except Shares and Per Share Amounts)
	(Restated)	(Restated)	(Restated)	(Restated)
Collaborative research and development revenue from Purdue entities	$9,736	$13,472	$14,082	$13,476
Operating expenses:
Research and development	21,242	20,713	18,499	17,404
General and administrative	5,330	5,681	4,571	3,874

Total operating expenses	26,572	26,394	23,070	21,278

Loss from operations	(16,836)	(12,922)	(8,988)	(7,802)
Other (expense) income:
Interest expense	—	(433)	(433)	(433)
Income from residual funding after reacquisition of Hsp90 program	12,450	—	—	—
Income from NIH reimbursement	—	1,745	—	—
Interest and investment income	743	592	401	308

Total other income (loss)	13,193	1,904	(32)	(125)

Net loss before income taxes	(3,643)	(11,018)	(9,020)	(7,927)
Income tax benefit	—	—	—	330

Net loss	$(3,643)	$(11,018)	$(9,020)	$(7,597)

Basic and diluted net loss per common share	$(0.14)	$(0.42)	$(0.34)	$(0.29)

Basic and diluted weighted average number of common shares outstanding	25,910,687	26,118,758	26,154,557	26,198,415

INFINITY PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

	Quarter Ended March 31, 2008	Quarter Ended June 30, 2008	Quarter Ended September 30, 2008	Quarter Ended December 31, 2008
	(In Thousands, Except Shares and Per Share Amounts)
				(Restated)
Collaborative research and development revenue
From Purdue entities	$—	$—	$—	$3,027
Other	11,391	2,500	2,500	64,167

Total revenue	11,391	2,500	2,500	67,194
Operating expenses:
Research and development	8,522	10,775	11,732	16,437
General and administrative	3,771	3,682	3,781	5,603

Total operating expenses	12,293	14,457	15,513	22,040

Income (loss) from operations	(902)	(11,957)	(13,013)	45,154
Other (expense) income:
Interest expense	(12)	(6)	(3)	(2)
Income from residual funding after reacquisition of Hsp90 program	—	—	—	1,195
Interest and investment income	1,336	815	624	569

Total other income	1,324	809	621	1,762

Net income (loss)	$422	$(11,148)	$(12,392)	$46,916

Earnings (loss) per common share:
Basic	$0.02	$(0.57)	$(0.63)	$2.16

Diluted	$0.02	$(0.57)	$(0.63)	$2.11

Weighted average number of common shares outstanding:
Basic	19,677,541	19,729,094	19,759,766	21,766,857

Diluted	20,235,482	19,729,094	19,759,766	22,183,541

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with our independent accountants on accounting and financial disclosure matters.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2009. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. Subsequently, we became aware of a material weakness in our internal control over financial reporting; namely, that we require supplemental specialized technical accounting resources for complex transactions. This material weakness resulted in this amendment to our Annual Report on Form 10-K/A for the year ended December 31, 2009 in order to restate the financial statements for the years ended December 31, 2009 and 2008. Solely as a result of this material weakness, our management has revised its earlier conclusion and now has concluded that our disclosure controls and procedures were not effective as of December 31, 2009.

Management’s report on our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) appears below.

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

In our Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 12, 2010, management concluded that our internal control over financial reporting was effective as of December 31, 2009. Subsequently, we became aware of a material weakness in our internal control over financial reporting; namely, that we require supplemental specialized, technical accounting resources for complex transactions such as new collaboration agreements. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented on a timely basis. Specifically, the material weakness related to our accounting for the offset to the loan commitment asset representing to the future availability to us, on below-market terms, of the $50 million line of credit extended to us by Purdue Pharmaceutical Products L.P., or Purdue and its independent associated company, Purdue Pharma L.P. in November 2008 upon entry into a strategic alliance with Purdue and its independent associated company, Mundipharma International Corporation Limited. This lack of adequate controls resulted in our failure to properly record the offset to the above mentioned loan commitment asset to deferred revenue instead of additional paid-in capital.

This material weakness resulted in this amendment to our Annual Report on Form 10-K/A for the year ended December 31, 2009, in order to restate the financial statements for the years ended December 31, 2009 and 2008. As a result of this material weakness, our management has revised its earlier conclusion and now has concluded that our internal control over financial reporting was not effective as of December 31, 2009.

Our independent registered public accounting firm has issued an attestation report of our internal control over financial reporting. This report appears below.

Remediation of Material Weakness

In 2010, we retained external accounting and financial reporting consultants to assist us in evaluating accounting for complex transactions. We expect to conclude the material weakness has been remediated during 2010.

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

In our report on Infinity Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2009 dated March 11, 2010, we expressed an unqualified opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009 based on the COSO criteria. Management subsequently identified a material misstatement in its consolidated financial statements, which caused its consolidated financial statements to be restated, and therefore management subsequently revised its assessment of its internal controls over financial reporting, as presented in Item 9A, and concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2009. Accordingly, our opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, expressed herein is different from that expressed in our previous report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment, management has identified a material weakness in controls related to the financial reporting of complex transactions. The lack of supplemental specialized, technical accounting resources for complex transactions resulted in a restatement of the Company’s consolidated financial statements as of and for the years ended December 31, 2009 and 2008. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2008 and 2009 consolidated financial statements, and this report does not affect our report dated March 11, 2010, except for Note 2 as to which the date is March 15, 2011, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Infinity Pharmaceuticals, Inc. has not maintained effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

/s/    ERNST & YOUNG LLP

Boston, Massachusetts

March 11, 2010, except for

the effects of the material weakness described in the

sixth paragraph above, as to which the date is March 15, 2011

(c) Changes in Internal Control Over Financial Reporting

Except as described in Management’s Report on Internal Control over Financial Reporting there have been no significant changes in our internal control over financial reporting during the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(a)(1) Financial Statements

The financial statements listed below are filed as a part of this Annual Report on Form 10-K/A.

(a)(2) Financial Statement Schedules

Financial statement schedules have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements or notes thereto.

(a)(3) Exhibits

The Exhibits listed in the Exhibit Index are filed as a part of this Annual Report on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFINITY PHARMACEUTICALS, INC.

Date: March 15, 2011	By:	/s/ ADELENE Q. PERKINS
Adelene Q. Perkins President & Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ ADELENE Q. PERKINS	President, Chief Executive Officer and Director	March 15, 2011
Adelene Q. Perkins	(Principal Executive Officer and Principal Financial Officer)

/S/ CHRISTOPHER M. LINDBLOM	Controller and Assistant Treasurer	March 15, 2011
Christopher M. Lindblom	(Principal Accounting Officer)

/S/ STEVEN H. HOLTZMAN	Executive Chair of the Board of Directors	March 15, 2011
Steven H. Holtzman

/S/ MARTIN BABLER	Director	March 15, 2011
Martin Babler

/S/ ANTHONY B. EVNIN, PH.D.	Director	March 15, 2011
Anthony B. Evnin, Ph.D.

Director
Harry F. Hixson, Jr., Ph.D.

/S/ ERIC S. LANDER, PH.D.	Director	March 15, 2011
Eric S. Lander, Ph.D.

/S/ PATRICK P. LEE	Director	March 15, 2011
Patrick P. Lee

/S/ ARNOLD J. LEVINE, PH.D.	Director	March 15, 2011
Arnold J. Levine, Ph.D.

/S/ THOMAS J. LYNCH, JR. M.D.	Director	March 15, 2011
Thomas J. Lynch, Jr., M.D.

/S/ FRANKLIN H. MOSS, PH.D.	Director	March 15, 2011
Franklin H. Moss, Ph.D.

/S/ IAN F. SMITH	Director	March 15, 2011
Ian F. Smith

/S/ JAMES B. TANANBAUM, M.D.	Director	March 15, 2011
James B. Tananbaum, M.D.

/S/ MICHAEL C. VENUTI, PH.D.	Director	March 15, 2011
Michael C. Venuti, Ph.D.

EXHIBIT INDEX

Exhibit	Description
3.1	Restated Certificate of Incorporation of the Registrant. Previously filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 000-31141) and incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Registrant. Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 17, 2009 (File No. 000-31141) and incorporated herein by reference.

4.1	Form of Common Stock Certificate. Previously filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-31141) and incorporated herein by reference.

4.2	Rights Agreement between the Registrant and American Stock Transfer & Trust Company dated February 13, 2003, which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Stock as Exhibit C. Previously filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on February 24, 2003 (File No. 000-31141) and incorporated herein by reference.

4.3	First Amendment to the Rights Agreement between the Registrant and American Stock Transfer & Trust Company dated April 11, 2006. Previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 12, 2006 (File No. 000-31141) and incorporated herein by reference.

4.4	Second Amendment to the Rights Agreement between the Registrant and American Stock Transfer & Trust Company, LLC dated November 19, 2008. Previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 20, 2008 (File No. 000-31141) and incorporated herein by reference.

10.1†	Strategic Alliance Agreement, dated as of November 19, 2008, by and between the Registrant and Purdue Pharmaceutical Products L.P. Previously filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-31141) and incorporated herein by reference.

10.2†	Strategic Alliance Agreement, dated as of November 19, 2008, by and between the Registrant and Mundipharma International Corporation Limited. Previously filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-31141) and incorporated herein by reference.

10.3	Securities Purchase Agreement, dated as of November 19, 2008, by and among the Registrant, Purdue Pharma L.P. and Purdue Pharmaceutical Products L.P. Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 20, 2008 (File No. 000-31141) and incorporated herein by reference.

10.4	Line of Credit Agreement, dated as of November 19, 2008, by and between the Registrant and Purdue Pharma L.P., directly and as assignee of Purdue Pharmaceutical Products L.P. Previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 20, 2008 (File No. 000-31141) and incorporated herein by reference.

10.5†	License Agreement, dated as of July 7, 2006, by and between Infinity Discovery Inc. (formerly known as Infinity Pharmaceuticals, Inc.) (“IDI”) and Amgen Inc. Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

Exhibit	Description
10.6†	Collaboration and Option Agreement, dated as of November 16, 2004, by and between IDI and Novartis International Pharmaceutical Ltd. Previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.7†	Collaboration Agreement, dated as of February 24, 2006, by and between IDI and Novartis Institutes for BioMedical Research, Inc. Previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.8†	Collaboration Agreement, dated as of August 25, 2006, by and between MedImmune, Inc. and IDI. Previously filed as Exhibit 10.1 to MedImmune’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 0-19131) and incorporated herein by reference.

10.9	Lease Agreement dated July 2, 2002 between IDI and ARE-770/784/790 Memorial Drive LLC (the “Lease”), as amended by First Amendment to Lease dated March 25, 2003, Second Amendment to Lease dated April 30, 2003, Third Amendment to Lease dated October 30, 2003 and Fourth Amendment to Lease dated December 15, 2003. Previously filed as Exhibit 10.36 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.10	Sublease dated August 24, 2004 between IDI and Hydra Biosciences, Inc (“Hydra”), together with Consent to Sublease dated September 16, 2004 by ARE-770/784/790 Memorial Drive LLC, IDI and Hydra Biosciences, Inc., as amended by First Amendment to Sublease dated October 17, 2005, together with Consent to Amendment to Sublease dated as of October 31, 2005 by ARE-770/784/790 Memorial Drive LLC and Second Amendment to Sublease dated as of January 9, 2006, together with Consent to Amendment to Sublease dated as of January 26, 2006 by ARE-770/784/790 Memorial Drive LLC, IDI and Hydra. Previously filed as Exhibit 10.37 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.11	Third Amendment to Sublease dated April 17, 2009 between IDI and Hydra, together with Consent to Third Amendment to Sublease dated May 5, 2009 by ARE-770/784/790 Memorial Drive LLC, IDI and Hydra. Previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 000-31141) and incorporated herein by reference.

10.12*	Offer Letter between IDI and Steven Holtzman dated as of August 1, 2001. Previously filed as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.13*	Amendment to Offer Letter between IDI and Steven Holtzman dated as of October 25, 2007. Previously filed as Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on October 30, 2007 (File No. 000-31141) and incorporated herein by reference.

10.14*	Offer Letter between IDI and Julian Adams dated as of August 19, 2003. Previously filed as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.15*	Amendment to Offer Letter between IDI and Julian Adams dated as of October 25, 2007. Previously filed as Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed on October 30, 2007 (File No. 000-31141) and incorporated herein by reference.

10.16*	Offer Letter between IDI and Adelene Perkins dated as of February 6, 2002. Previously filed as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.17*	Amendment to Offer Letter between IDI and Adelene Perkins dated as of October 25, 2007. Previously filed as Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed on October 30, 2007 (File No. 000-31141) and incorporated herein by reference.

Exhibit	Description
10.18*	Letter Agreement between IDI and Steven Holtzman dated effective as of March 31, 2006. Previously filed as Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.19*	Letter Agreement between IDI and Julian Adams dated effective as of March 31, 2006. Previously filed as Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.20*	Letter Agreement between IDI and Adelene Perkins dated effective as of March 31, 2006. Previously filed as Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.21	Pre-Merger Stock Incentive Plan. Previously filed as Exhibit 10.18 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.22*	Form of Restricted Stock Agreement entered into with each of the officers and directors identified on the schedule thereto. Previously filed as Exhibit 10.24 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.23*	Form of Incentive Stock Agreement entered into with each of the officers identified on the schedule thereto. Previously filed as Exhibit 10.25 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.24*	Form of Nonstatutory Stock Option Agreement entered into with each of the officers identified on the schedule thereto. Previously filed as Exhibit 10.27 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference

10.25*	Form of Stock Restriction Agreement entered into with Steven H. Holtzman on October 27, 2008 and with Julian Adams on October 28, 2008. Previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 000-31141) and incorporated herein by reference.

10.26	2000 Stock Incentive Plan. Previously filed as Exhibit 10.59 to the Registrant’s Registration Statement on Form S-1 filed on May 9, 2000 (File No. 333-36638) and incorporated herein by reference.

10.27	Amendment No. 1 to 2000 Stock Incentive Plan; Amendment No. 2 to 2000 Stock Incentive Plan; Amendment No. 3 to 2000 Stock Incentive Plan. Previously filed as Exhibit 10.32 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.28	Amendment No. 4 to 2000 Stock Incentive Plan. Previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 000-31141) and incorporated herein by reference.

10.29	Amendment No. 5 to 2000 Stock Incentive Plan. Previously filed as Exhibit 99.4 to the Registrant’s Registration Statement on Form S-8 filed on May 23, 2008 (File. No. 333-151135) and incorporated herein by reference.

10.30	Form of Incentive Stock Option Agreement under 2000 Stock Incentive Plan. Previously filed as Exhibit 10.33 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.31	Form of Nonstatutory Stock Option Agreement under 2000 Stock Incentive Plan. Previously filed as Exhibit 10.34 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

Exhibit	Description
10.32	Form of Restricted Stock Agreement under 2000 Stock Incentive Plan. Previously filed as Exhibit 10.35 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

21.1	Subsidiaries of the Registrant. Filed herewith.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. Filed herewith.

31.1	Certification of principal executive and principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1	Statement of principal executive and principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

*	Indicates management contract or compensatory plan
†	Confidential treatment has been requested and/or granted as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.