Form 10-Q/A
period 2010-03-31
INFINITY PHARMACEUTICALS, INC.
filed 2011-03-15
CIK 1113148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

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

EXPLANATORY NOTE:

This Amendment to our Quarterly Report on Form 10-Q/A is being filed in order to restate:

•

our consolidated balance sheets as of March 31, 2010 and December 31, 2009 by increasing amounts reported in deferred revenue (current and long-term), total current liabilities and total liabilities and reducing amounts reported in additional paid-in capital, accumulated deficit and total stockholders’ equity; and

•

our consolidated statements of operations for the three months ended March 31, 2010 and 2009 by increasing amounts reported in collaborative research and development revenue from Purdue entities and decreasing amounts reported in loss from operations, net loss, and basic and diluted loss per common share.

As a result of these restatements, amounts in our consolidated statements of cash flows for the periods ended March 31, 2010 and 2009 have also been corrected. Our total cash flows from operations in these periods remain unchanged. This restatement is described in note 2 to our condensed consolidated financial statements and also resulted in changes to notes 6, 9 and 10.

This Amendment amends Part I, Items 1, 2 and 4 and Part II, Items 1A and 6 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010. This Amendment continues to reflect circumstances as of the date of the original filing of the Quartely Report on Form 10-Q for the quarter ended March 31, 2010 and we have not updated the disclosures contained herein to reflect events that occurred at a later date, except for items related to the restatement or where otherwise indicated.

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

INFINITY PHARMACEUTICALS, INC.

FORM 10-Q/A

FOR THE QUARTER ENDED MARCH 31, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2010	December 31, 2009
	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$16,648,271	$16,287,229
Available-for-sale securities	109,015,719	113,758,778
Notes receivable from employees	51,656	55,059
Prepaid expenses and other current assets	3,125,025	3,511,968

Total current assets	128,840,671	133,613,034
Property and equipment, net	5,839,841	5,694,150
Loan commitment asset from Purdue entities, net	15,587,100	16,020,075
Long-term available-for-sale securities	683,839	690,506
Notes receivable from employees	29,901	38,036
Restricted cash	1,147,092	1,146,788
Other assets	107,510	115,244

Total assets	$152,235,954	$157,317,833

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,559,974	$1,441,231
Accrued expenses	8,843,103	8,542,923
Deferred revenue from Purdue entities	5,217,752	4,214,260
Current portion of capital leases	5,840	6,459

Total current liabilities	16,626,669	14,204,873
Deferred revenue from Purdue entities, less current portion	49,522,770	50,576,445
Other liabilities	2,093,221	2,219,224
Capital leases, less current portion	4,927	5,489

Total liabilities	68,247,587	67,006,031
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred Stock, $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2010 and December 31, 2009	—	—
Common Stock, $0.001 par value; 100,000,000 shares authorized, and 26,266,968 and 26,238,954 shares issued and outstanding, at March 31, 2010 and December 31, 2009, respectively	26,267	26,239
Additional paid-in capital	272,127,474	270,274,176
Accumulated deficit	(188,080,650)	(180,025,904)
Accumulated other comprehensive income (loss)	(84,724)	37,291

Total stockholders’ equity	83,988,367	90,311,802

Total liabilities and stockholders’ equity	$152,235,954	$157,317,833

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2010	2009
	(Restated)	(Restated)
Collaborative research and development revenue from Purdue entities	$16,300,183	$9,735,845
Operating expenses:
Research and development	19,377,805	21,241,526
General and administrative	4,749,001	5,330,208

Total operating expenses	24,126,806	26,571,734

Loss from operations	(7,826,623)	(16,835,889)
Other income (expense):
Interest expense	(433,057)	(369)
Income from residual funding after reacquisition of Hsp90 program	—	12,450,000
Interest and investment income	204,934	742,493

Total other income (expense)	(228,123)	13,192,124

Net loss	$(8,054,746)	$(3,643,765)

Basic and diluted loss per common share	$(0.31)	$(0.14)

Basic and diluted weighted average number of common shares outstanding	26,244,297	25,910,687

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
	(Restated)	(Restated)
Operating activities
Net loss	$(8,054,746)	$(3,643,765)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	556,285	495,044
Stock-based compensation, including 401(k) match	1,830,548	1,795,178
Gain on sale of property and equipment	—	(34,519)
Net amortization (accretion) of available-for-sale securities	424,885	(345,311)
Amortization of loan commitment asset from Purdue	432,975	—
Other, net	18,845	11,626
Changes in operating assets and liabilities:
Accounts receivable and unbilled accounts receivable	—	1,189,570
Prepaid expenses and other current assets	386,943	(220,721)
Accounts payable, accrued expenses and other liabilities	1,304,301	(2,020,790)
Deferred revenue from Purdue entities	(50,183)	18,199,845

Net cash provided by (used in) operating activities	(3,150,147)	15,426,157
Investing activities
Purchases of property and equipment	(701,976)	(942,388)
Proceeds from sale of property and equipment	—	34,519
Purchases of available-for-sale securities	(58,294,393)	(67,379,551)
Proceeds from sales of available-for-sale securities	7,239,262	—
Proceeds from maturities of available-for-sale securities	55,258,080	38,437,844

Net cash provided by (used in) investing activities	3,500,973	(29,849,576)
Financing activities
Proceeds from issuances of common stock	11,397	121,410
Proceeds from issuance of common stock and warrants to Purdue entities	—	11,830,000
Capital lease payments	(1,181)	(1,445)

Net cash provided by financing activities	10,216	11,949,965

Net increase (decrease) in cash and cash equivalents	361,042	(2,473,454)
Cash and cash equivalents at beginning of period	16,287,229	16,574,549

Cash and cash equivalents at end of period	$16,648,271	$14,101,095

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

2. Restatement of Financial Statements

We have restated:

•

our consolidated balance sheets as of March 31, 2010 and December 31, 2009 by increasing amounts reported in deferred revenue (current and long-term), total current liabilities and total liabilities and reducing amounts reported in additional paid-in capital, accumulated deficit and total stockholders’ equity; and

•

our consolidated statements of operations for the three months ended March 31, 2010 and 2009 by increasing amounts reported in collaborative research and development revenue from Purdue entities and decreasing amounts reported in loss from operations, net loss, and basic and diluted loss per common share.

As a result of these restatements, amounts in our consolidated statements of cash flows for the periods ended March 31, 2010 and 2009 have also been corrected. Our total cash flows from operations in these periods remain unchanged. This restatement also resulted in changes to notes 6, 9 and 10 to our condensed consolidated financial statements.

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

Based on our evaluation of the relevant accounting guidance, we initially recorded the offset to the loan commitment asset to additional paid-in capital or APIC.

We have subsequently determined the offset to the loan commitment asset should have been recorded as deferred revenue rather than APIC. We plan to amortize the deferred revenue to revenue over the 14 year period beginning in November 2008 (approximately $300,000 per quarter), which is our estimated period of performance under the strategic alliance.

The following table summarizes the effects of the restatement adjustments on our previously issued condensed consolidated balance sheets for the periods ended March 31, 2010 and December 31, 2009:

	As of March 31, 2010			As of December 31, 2009
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Short term deferred revenue from Purdue entities	$3,991,004	$1,226,748	$5,217,752	$2,987,512	$1,226,748	$4,214,260
Total current liabilities	15,399,921	1,226,748	16,626,669	12,978,125	1,226,748	14,204,873
Long term deferred revenue from Purdue entities	35,108,475	14,414,295	49,522,770	35,855,463	14,720,982	50,576,445
Total liabilities	52,606,544	15,641,043	68,247,587	51,058,301	15,947,730	67,006,031
Additional paid-in capital	289,446,474	(17,319,000)	272,127,474	287,593,176	(17,319,000)	270,274,176
Accumulated Deficit	(189,758,607)	1,677,957	(188,080,650)	(181,397,174)	1,371,270	(180,025,904)
Total stockholders’ equity	$99,629,410	$(15,641,043)	$83,988,367	$106,259,532	$(15,947,730)	$90,311,802

Infinity Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following table summarizes the effects of the restatement adjustments on our previously issued condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Collaborative research and development revenue from Purdue entities	$15,993,496	$306,687	$16,300,183	$9,429,158	$306,687	$9,735,845
Loss from operations	(8,133,310)	306,687	(7,826,623)	(17,142,576)	306,687	(16,835,889)
Net loss	(8,361,433)	306,687	(8,054,746)	(3,950,452)	306,687	(3,643,765)
Basic and diluted loss per common share	$(0.32)	$0.01	$(0.31)	$(0.15)	$0.01	$(0.14)

The following table summarizes the effects of the restatement adjustments on our previously issued condensed consolidated statements of cash flows for the three months ended March 31, 2010, and 2009:

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Changes in Operating Assets and Liabilities:
Deferred revenue from Purdue entities	$256,504	$(306,687)	$(50,183)	$18,506,532	$(306,687)	$18,199,845

The following table summarizes the effects of the restatement adjustments on our previously issued comprehensive income for the three months ended March 31, 2010, and 2009:

	Three months ended March 31, 2010			Three months ended March 31, 2009
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Comprehensive loss	$(8,483,448)	$306,687	$(8,176,761)	$(3,837,476)	$306,687	$(3,530,789)

3. Basis of Presentation

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

The information presented in the condensed consolidated financial statements and related footnotes at March 31, 2010, and for the three months ended March 31, 2010 and 2009, is unaudited, and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2009 have been derived from our audited financial statements. For further information, refer to the consolidated financial statements and accompanying footnotes included in our annual report on Form 10-K/A for the fiscal year ended December 31, 2009, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 15, 2011.

Infinity Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

4. Significant Accounting Policies

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

All of our revenues to date have been generated under research collaboration agreements. Revenue associated with the amortization of the deferred revenue associated with the grant of licenses to, and reimbursed research and development services provided for, Mundipharma International Corporation Limited (“Mundipharma”) and Purdue Pharmaceutical Products L.P. (“Purdue”) accounted for all of our revenue for the three months ended March 31, 2010 and 2009. We consider Mundipharma, Purdue and associated entities to be related parties for financial reporting purposes because of their equity ownership (see note 9).

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

Infinity Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

Infinity Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

5. Stock-Based Compensation

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

Infinity Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

6. Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized holding gains and losses arising during the period on available-for-sale securities that are not other-than-temporarily impaired. For the three months ended March 31, 2010 and 2009, comprehensive loss was as follows:

	Three Months Ended March 31,
	2010	2009
	(Restated)	(Restated)
Net loss	$(8,054,746)	$(3,643,765)
Net unrealized holding gains (losses) on available-for-sale securities arising during the period	(122,015)	112,976

Total comprehensive loss	$(8,176,761)	$(3,530,789)

Accumulated other comprehensive income (loss) consists of unrealized net gains (losses) on available-for-sale securities.

Infinity Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

7. Cash, Cash Equivalents and Available-for-Sale Securities

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

Infinity Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

There were no other-than-temporary impairments recognized for the three months ended March 31, 2010 and 2009.

8. Fair Value

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

9. Collaborations

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

Infinity Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

In November 2008, for financial statement purposes we recorded $41.1 million as deferred revenue associated with the grant of licenses to Mundipharma and Purdue. This amount was comprised of $23.8 million for the excess of the amount paid

Infinity Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

by Purdue and PPLP for the four million shares of our common stock ($11.25 per share) over the closing market price on the day before the first equity closing ($5.29 per share) and $17.3 million for the value of the loan commitment asset (see note 10) related to a line of credit extended to us by PPLP at below market terms as discussed below. In 2008, we considered our obligation, absent material adverse changes, to issue Purdue and PPLP the second closing securities as a forward contract with immaterial intrinsic value, which was recorded in stockholders’ equity. This forward contract closed in January 2009 upon the issuance of the second closing securities. In January 2009, for financial statement purposes, we recorded an additional $18.2 million as deferred revenue associated with the grant of licenses to Mundipharma and Purdue representing the excess of the $30 million paid by Purdue and PPLP for the second closing securities over the fair market value of these securities ($5.29 per share for the common stock and approximately $1.3 million for the warrants) as of the day before the first equity closing.

Since the shares of our common stock were purchased by Purdue and PPLP at a premium to the closing stock price on November 19, 2008, and the fair value of the rights and licenses transferred as part of the collaboration arrangement could not be reliably determined, we have attributed the premium over the closing price of our common stock using the residual method to the grant of rights and licenses to Mundipharma and Purdue. In addition, we have attributed the value of the loan commitment asset of $17.3 million using the residual method to the grant of rights and licenses to Mundipharma and Purdue. There is no obligation for us to repay the $59.3 million allocated to the grant of rights and licenses and we are recognizing this deferred revenue ratably over 14 years, which is our estimated period of performance under the arrangement. We will periodically review this estimate and make adjustments as facts and circumstances dictate. We recognized $1.0 million in such revenue in the three months ended March 31, 2010 and 2009.

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

10. Loan Commitment Asset

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

Infinity Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

Restatement of Financial Statements

We have restated:

•

our consolidated balance sheets as of March 31, 2010 and December 31, 2009 by increasing amounts reported in deferred revenue (current and long-term), total current liabilities and total liabilities and reducing amounts reported in additional paid-in capital, accumulated deficit and total stockholders’ equity; and

•

our consolidated statements of operations for the three months ended March 31, 2010 and 2009 by increasing amounts reported in collaborative research and development revenue from Purdue entities and decreasing amounts reported in loss from operations, net loss, and basic and diluted loss per common share.

As a result of these restatements, amounts in our consolidated statements of cash flows for the periods ended March 31, 2010 and 2009 have also been corrected. Our total cash flows from operations in these periods remain unchanged. This restatement is described in note 2 to our condensed consolidated financial statements and also resulted in changes to notes 6, 9 and 10.

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

In November 2008, we recorded $41.1 million as deferred revenue associated with the grant of licenses to Mundipharma and Purdue. This amount was comprised of $23.8 million for the excess of the amount paid by Purdue and PPLP for our common stock ($11.25 per share) over the closing market price on the day before the first equity closing ($5.29 per share) and $17.3 million for the value of the loan commitment asset related to a line of credit extended to us by PPLP at below market terms as discussed below. In 2008, we considered our obligation, absent material adverse changes, to issue Purdue and PPLP the second closing securities to be a forward contract with immaterial intrinsic value, which was recorded in stockholders’ equity. This forward contract closed in January 2009 upon the issuance of the second closing securities. In January 2009, we recorded an additional $18.2 million as deferred revenue associated with the grant of licenses to Mundipharma and Purdue, representing the excess of the $30 million paid by Purdue and PPLP for the second closing securities over the fair market value of these securities ($5.29 per share for the common stock and approximately $1.3 million for the warrants) as of the day before the first equity closing.

Since the shares of our common stock were purchased by Purdue and PPLP at a premium to the closing stock price on November 19, 2008, and the fair value of the rights and licenses transferred as part of the collaboration arrangement could not be reliably determined, we have attributed the premium over the closing price of our common stock using the residual method to the grant of rights and licenses to Mundipharma and Purdue. In addition, we have attributed the value of the loan commitment asset of $17.3 million using the residual method to the grant of rights and licenses to Mundipharma and Purdue. There is no obligation for us to repay the $59.3 million allocated to the grant of rights and licenses and we are recognizing this deferred revenue ratably over 14 years, which is our estimated period of performance under the arrangement. We will periodically review this estimate and make adjustments as facts and circumstances dictate. We recognized $1.0 million in such revenue in the three months ended March 31, 2010 and 2009.

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

Results of Operations

The following tables summarize our results of operations for each of the three months ended March 31, 2010 and 2009, in thousands, together with the change in these items in dollars and as a percentage:

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
	(Restated)	(Restated)
Revenue	$16,300	$9,736	$6,564	67%
Research and development expense	(19,378)	(21,242)	1,864	(9)%
General and administrative expense	(4,749)	(5,330)	581	(11)%
Interest expense	(433)	—	(433)	NA
Income from residual funding after reacquisition of Hsp90 program	—	12,450	(12,450)	(100)%
Interest and investment income	205	742	(537)	(72)%

Revenue

Our revenue during the three months ended March 31, 2010 consisted of approximately $15.3 million for reimbursed research and development services and $1.0 million from the amortization of the deferred revenue associated with the grant of licenses under our strategic alliance agreements with Mundipharma and Purdue. Our revenue during the three months ended March 31, 2009 consisted of approximately $8.7 million for reimbursed research and development services and $1.0 million from the amortization of the deferred revenue associated with the grant of licenses under our strategic alliances with Mundipharma and Purdue. The increase in reimbursed research and development services revenue is a result of increased internal effort and greater external expenses on our FAAH inhibitor, Hedgehog pathway inhibitor and early discovery programs.

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

Our significant capital resources are as follows:

	March 31, 2010	December 31, 2009
	(Restated)	(Restated)
Cash, cash equivalents and available-for-sale securities	$126,347,829	$130,736,513
Working capital	112,214,002	119,408,161

	Three Months Ended March 31,
	2010	2009
Cash provided by (used in):
Operating activities	$(3,150,147)	$15,426,157
Investing activities	3,500,973	(29,849,576)
Capital expenditures (included in investing activities above)	(701,976)	(942,388)
Financing activities	10,216	11,949,965

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

Subsequently, we became aware of a material weakness in our internal control over financial reporting; namely, that we require supplemental specialized, technical accounting resources for complex transactions such as new collaboration agreements. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented on a timely basis. This material weakness resulted in the amendment to our Quarterly Report on Form 10-Q/A for the three months ended March 31, 2010, in order to restate the financial statements for the three months ended March 31, 2010 and 2009 and for the year ended December 31, 2009. As a result of this material weakness, our management has revised its earlier conclusion and now has concluded that our disclosure controls and procedures were not effective as of March 31, 2010.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Material Weakness

In 2010, we retained external accounting and financial reporting consultants to assist us in evaluating accounting for complex transactions. We expect to conclude the material weakness has been remediated during 2010.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

You should carefully consider the following risk factors, in addition to other information included in this quarterly report on Form 10-Q/A, in evaluating Infinity and our business. If any of the following risks occur, our business, financial condition and operating results could be materially adversely affected. These risk factors restate and supersede the risk factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

Risks Related to Our Stage of Development as a Company

We have a history of operating losses, expect to incur significant and increasing operating losses in the future, and may never be consistently profitable.

We have a limited operating history for you to evaluate our business. We have no approved products and have generated no product revenue from sales. We have primarily incurred operating losses. As of March 31, 2010, we had an accumulated deficit of $188.1 million. We have spent, and expect to continue to spend, significant resources to fund the research and development of IPI-504, IPI-493, IPI-926, IPI-940 and our other drug candidates. While we may have net income in future periods as the result of non-recurring collaboration income, we expect to incur substantial operating losses over the next several years as our clinical trial and drug manufacturing activities increase. As a result, we expect that our accumulated deficit will also increase significantly.

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