Form 10-Q/A
period 2010-06-30
INFINITY PHARMACEUTICALS, INC.
filed 2011-03-15
CIK 1113148

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

EXPLANATORY NOTE:

This Amendment to our Quarterly Report on Form 10-Q/A is being filed in order to correct:

•

our consolidated balance sheets as of June 30, 2010 and December 31, 2009 by increasing amounts reported in deferred revenue (current and long-term), total current liabilities, total liabilities; and reducing amounts reported in additional paid-in capital, accumulated deficit and total stockholders’ equity; and

•

our consolidated statements of operations for the three and six months ended June 30, 2010 and 2009 by increasing amounts reported in collaborative research and development revenue from Purdue entities; and decreasing amounts reported in loss from operations, net loss, and basic and diluted loss per common share.

As a result of these restatements, amounts in our consolidated statements of cash flows for the six months ended June 30, 2010 and 2009 have also been corrected. Our total cash flows from operations in these periods remain unchanged. This restatement is described in note 2 to our condensed consolidated financial statements and also resulted in changes to notes 6, 9 and 10.

This Amendment amends Part I, Items 1, 2 and 4 and Part II, Items 1A and 6 of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010. This Amendment continues to reflect circumstances as of the date of the original filing of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and we have not updated the disclosures contained herein to reflect events that occurred at a later date, except for items related to the restatement or where otherwise indicated.

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

Once we concluded that the loan commitment asset should be recorded at fair value, we were required to record an offsetting credit. Based on our evaluation of the relevant accounting guidance, we initially recorded the offset to the loan commitment asset to additional paid-in capital or APIC, in part because Purdue and its associated companies would be principal stockholders at the time we could benefit from favorable terms of the line of credit.

Following discussions with the SEC staff, we have determined the offset to the loan commitment asset should have been recorded as deferred revenue rather than APIC. We plan to amortize the deferred revenue to revenue over the 14 year period beginning in November 2008 (approximately $300,000 per quarter), which is our estimated period of performance under the strategic alliance.

INFINITY PHARMACEUTICALS, INC.

FORM 10-Q/A

FOR THE QUARTER ENDED JUNE 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2010	December 31, 2009
	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$24,438,822	$16,287,229
Available-for-sale securities	94,847,400	113,758,778
Unbilled accounts receivable from Purdue entities	387,117	—
Notes receivable from employees	48,235	55,059
Prepaid expenses and other current assets	4,408,703	3,511,968

Total current assets	124,130,277	133,613,034
Property and equipment, net	5,544,189	5,694,150
Loan commitment asset from Purdue entities, net	15,154,125	16,020,075
Long-term available-for-sale securities	743,685	690,506
Notes receivable from employees	30,154	38,036
Restricted cash	1,120,939	1,146,788
Other assets	99,775	115,244

Total assets	$146,823,144	$157,317,833

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,628,145	$1,441,231
Accrued expenses	10,326,013	8,542,923
Deferred revenue from Purdue entities	4,214,260	4,214,260
Current portion of capital leases	6,729	6,459

Total current liabilities	16,175,147	14,204,873
Deferred revenue from Purdue entities, less current portion	48,469,095	50,576,445
Other liabilities	2,031,279	2,219,224
Capital leases, less current portion	2,056	5,489

Total liabilities	66,677,577	67,006,031
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding at June 30, 2010 and December 31, 2009	—	—
Common Stock, $.001 par value; 100,000,000 shares authorized; 26,304,529 and 26,238,954 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	26,305	26,239
Additional paid-in capital	274,046,843	270,274,176
Accumulated deficit	(194,021,800)	(180,025,904)
Accumulated other comprehensive income	94,219	37,291

Total stockholders’ equity	80,145,567	90,311,802

Total liabilities and stockholders’ equity	$146,823,144	$157,317,833

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Restated)	(Restated)	(Restated)	(Restated)
Collaborative research and development revenue from Purdue entities	$18,694,284	$13,471,784	$34,994,467	$23,207,629
Operating expenses:
Research and development	19,010,963	20,712,775	38,388,768	41,954,301
General and administrative	5,216,286	5,681,381	9,965,287	11,011,589

Total operating expenses	24,227,249	26,394,156	48,354,055	52,965,890

Loss from operations	(5,532,965)	(12,922,372)	(13,359,588)	(29,758,261)
Other income (expense):
Interest expense	(433,184)	(433,302)	(866,241)	(433,671)
Income from residual funding after reacquisition of Hsp90 program	—	—	—	12,450,000
Income from NIH reimbursement	—	1,745,386	—	1,745,386
Interest and investment income	24,999	591,985	229,933	1,334,478

Total other income (expense)	(408,185)	1,904,069	(636,308)	15,096,193

Net loss	$(5,941,150)	$(11,018,303)	$(13,995,896)	$(14,662,068)

Basic and diluted loss per common share	$(0.23)	$(0.42)	$(0.53)	$(0.56)

Basic and diluted weighted average number of common shares outstanding	26,285,125	26,118,758	26,264,812	26,015,348

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
	(Restated)	(Restated)
Operating activities
Net loss	$(13,995,896)	$(14,662,068)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,078,003	1,026,576
Stock-based compensation, including 401(k) match	3,696,370	3,666,812
Gain on sales of property and equipment	—	(60,046)
Amortization of loan commitment asset from Purdue entities	865,950	432,975
Net amortization (accretion) of available-for-sale securities	862,137	(473,663)
Other, net	39,259	35,100
Changes in operating assets and liabilities:
Accounts receivable and unbilled accounts receivable	(387,117)	7,414,570
Prepaid expenses and other assets	(896,735)	(162,789)
Accounts payable, accrued expenses and other liabilities	1,800,411	(1,309,065)
Deferred revenue from Purdue entities	(2,107,350)	16,993,202

Net cash provided by (used in) operating activities	(9,044,968)	12,901,604
Investing activities
Purchases of property and equipment	(928,042)	(1,508,215)
Proceeds from sales of property and equipment	—	60,046
Purchases of available-for-sale securities	(122,801,038)	(113,360,903)
Proceeds from sales of available-for-sale securities	7,239,262	15,420,900
Proceeds from maturities of available-for-sale securities	133,614,889	76,242,589

Net cash provided by (used in) investing activities	17,125,071	(23,145,583)
Financing activities
Proceeds from issuances of common stock	58,011	132,390
Proceeds from issuance of common stock and warrants to Purdue entities	—	11,830,000
Release of restricted cash	26,642	—
Capital lease payments	(3,163)	(2,916)
New employee loans	(10,000)	(30,000)

Net cash provided by financing activities	71,490	11,929,474

Net increase in cash and cash equivalents	8,151,593	1,685,495
Cash and cash equivalents at beginning of period	16,287,229	16,574,549

Cash and cash equivalents at end of period	$24,438,822	$18,260,044

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

2. Restatement of Financial Statements

We have restated:

•

our consolidated balance sheets as of June 30, 2010 and December 31, 2009 by increasing amounts reported in deferred revenue (current and long-term), total current liabilities, total liabilities; and reducing amounts reported in additional paid-in capital, accumulated deficit and total stockholders’ equity; and

•

our consolidated statements of operations for the three and six months ended June 30, 2010 and 2009 by increasing amounts reported in collaborative research and development revenue from Purdue entities; and decreasing amounts reported in loss from operations, net loss, and basic and diluted loss per common share.

As a result of these restatements, amounts in our consolidated statements of cash flows for the six months ended June 30, 2010 and 2009 have also been corrected. Our total cash flows from operations in these periods remain unchanged. This restatement also resulted in changes to notes 6, 9 and 10 to our condensed consolidated financial statements.

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

The following table summarizes the effects of the restatement adjustments on our previously issued condensed consolidated balance sheets as of June 30, 2010 and December 31, 2009:

	As of June 30, 2010			As of December 31, 2009
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Short term deferred revenue from Purdue entities	$2,987,512	$1,226,748	$4,214,260	$2,987,512	$1,226,748	$4,214,260
Total current liabilities	14,948,399	1,226,748	16,175,147	12,978,125	1,226,748	14,204,873
Long term deferred revenue from Purdue entities	34,361,487	14,107,608	48,469,095	35,855,463	14,720,982	50,576,445
Total liabilities	51,343,221	15,334,356	66,677,577	51,058,301	15,947,730	67,006,031
Additional paid-in capital	291,365,843	(17,319,000)	274,046,843	287,593,176	(17,319,000)	270,274,176
Accumulated deficit	(196,006,444)	1,984,644	(194,021,800)	(181,397,174)	1,371,270	(180,025,904)
Total stockholders’ equity	$95,479,923	$(15,334,356)	$80,145,567	$106,259,532	$(15,947,730)	$90,311,802

The following table summarizes the effects of the restatement adjustments on our previously issued condensed consolidated statements of operations for the three months ended June 30, 2010 and 2009:

	Three months ended June 30, 2010			Three months ended June 30, 2009
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Collaborative research and development revenue from Purdue entities	$18,387,597	$306,687	$18,694,284	$13,165,097	$306,687	$13,471,784
Loss from operations	(5,839,652)	306,687	(5,532,965)	(13,229,059)	306,687	(12,922,372)
Net loss	(6,247,837)	306,687	(5,941,150)	(11,324,990)	306,687	(11,018,303)
Basic and diluted loss per common share	$(0.24)	$0.01	$(0.23)	$(0.43)	$0.01	$(0.42)

The following table summarizes the effects of the restatement adjustments on our previously issued condensed consolidated statements of operations for the six months ended June 30, 2010 and 2009:

	Six months ended June 30, 2010			Six months ended June 30, 2009
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Collaborative research and development revenue from Purdue entities	$34,381,093	$613,374	$34,994,467	$22,594,255	$613,374	$23,207,629
Loss from operations	(13,972,962)	613,374	(13,359,588)	(30,371,635)	613,374	(29,758,261)
Net loss	(14,609,270)	613,374	(13,995,896)	(15,275,442)	613,374	(14,662,068)
Basic and diluted loss per common share	$(0.56)	$0.03	$(0.53)	$(0.59)	$0.03	$(0.56)

The following table summarizes the effects of the restatement adjustments on our previously issued condensed consolidated statements of cash flows for the six months ended June 30, 2010, and 2009:

	Six months ended June 30, 2010			Six months ended June 30, 2009
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Changes in operating assets and liabilities:
Deferred revenue from Purdue entities	$(1,493,976)	$(613,374)	$(2,107,350)	$17,606,576	$(613,374)	$16,993,202

The following table summarizes the effects of the restatement adjustments on our previously issued comprehensive loss for the three months ended June 30, 2010, and 2009:

	Three months ended June 30, 2010			Three months ended June 30, 2009
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Comprehensive loss	$(6,068,894)	$306,687	$(5,762,207)	$(11,707,904)	$306,687	$(11,401,217)

The following table summarizes the effects of the restatement adjustments on our previously issued comprehensive loss for the six months ended June 30, 2010, and 2009:

	Six months ended June 30, 2010			Six months ended June 30, 2009
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Comprehensive loss	$(14,552,342)	$613,374	$(13,938,968)	$(15,545,380)	$613,374	$(14,932,006)

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

5. Stock-Based Compensation

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

6. Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized holding gains and losses arising during the period on available-for-sale securities that are not other-than-temporarily impaired. For the three and six months ended June 30, 2010 and 2009, comprehensive loss was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Restated)	(Restated)	(Restated)	(Restated)
Net loss	$(5,941,150)	$(11,018,303)	$(13,995,896)	$(14,662,068)
Net unrealized holding gains (losses) on available-for-sale securities arising during the period	178,943	(382,914)	56,928	(269,938)

Total comprehensive loss	$(5,762,207)	$(11,401,217)	$(13,938,968)	$(14,932,006)

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

9. Collaborations

Purdue and Mundipharma

In November 2008, we entered into strategic alliance agreements with each of Purdue and Mundipharma to develop and commercialize pharmaceutical products. The alliance includes product candidates that inhibit or target the Hedgehog pathway and fatty acid amide hydrolase, or FAAH, and product candidates arising out of all our discovery projects in all disease fields that achieve development candidate status on or before December 31, 2011 (with Mundipharma having the right, through the exercise of two consecutive one-year options, to extend such period through December 31, 2013). We refer to such three to five year period as the funded discovery period. The alliance also includes product candidates arising out of all our discovery projects in all disease fields that are identified in the research plan we will submit to Mundipharma as of October 1 immediately prior to the end of the funded discovery period. The program licensed from Intellikine, Inc., or Intellikine, in July 2010 related to products targeting the delta and/or gamma isoforms of phosphoinositide-3-kinase, or PI3K, (see note 12) is also included in the alliance. Our heat shock protein 90, or Hsp90, and Bcl-2 programs are expressly excluded from the alliance. The agreement with Purdue is focused on the development and U.S. commercialization of products targeting FAAH. The agreement with Mundipharma is focused on the development and commercialization outside of the United States of all products and product candidates covered by the alliance, including those targeting FAAH.

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

In November 2008, for financial statement purposes we recorded $41.1 million as deferred revenue associated with the grant of licenses to Mundipharma and Purdue. This amount comprised of $23.8 million for the excess of the amount paid by Purdue and PPLP for the four million shares of our common stock ($11.25 per share) over the closing market price on the day before the first equity closing ($5.29 per share) and $17.3 million for the value of the loan commitment asset (see note 10) related to a line of credit extended to us by PPLP at below market terms as discussed below. In 2008, we considered our obligation, absent material adverse changes, to issue Purdue and PPLP the second closing securities as a forward contract with immaterial intrinsic value, which was recorded in stockholders’ equity. This forward contract closed in January 2009 upon the issuance of the second closing securities. In January 2009, for financial statement purposes, we recorded an additional $18.2 million as deferred revenue associated with the grant of licenses to Mundipharma and Purdue representing the excess of the $30 million paid by Purdue and PPLP for the second closing securities over the fair market value of these securities ($5.29 per share for the common stock and approximately $1.3 million for the warrants) as of the day before the first equity closing.

Since the shares of our common stock were purchased by Purdue and PPLP at a premium to the closing stock price on November 19, 2008, and the fair value of the rights and licenses transferred as part of the collaboration arrangement could not be reliably determined, we have attributed the premium over the closing price of our common stock using the residual method to the grant of rights and licenses to Mundipharma and Purdue. In addition, we have attributed the value of the loan commitment asset of $17.3 million using the residual method to the grant of rights and licenses to Mundipharma and Purdue. There is no obligation for us to repay the $59.3 million allocated to the grant of rights and licenses and we are recognizing this deferred revenue ratably over 14 years, which is our estimated period of performance under the arrangement. We will periodically review this estimate and make adjustments as facts and circumstances dictate. We recognized $1.0 million in such revenue in the three months ended June 30, 2010 and 2009 and $2.1 million in such revenue in the six months ended June 30, 2010 and 2009.

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

10. Loan Commitment Asset from Purdue Entities

In connection with the strategic alliance with Purdue and Mundipharma, we also entered into a line of credit agreement with Purdue and PPLP. The extension of the line of credit at an interest rate below our incremental borrowing rate represented the transfer of additional value to us in the arrangement. As such, we recorded this additional value as a loan commitment asset at its fair value of $17.3 million on our balance sheet in 2008. The fair value of the loan commitment asset was determined using a discounted cash flow model of the differential between the terms and rates of the line of credit and market rates. The loan commitment asset is measured at fair value on a nonrecurring basis and will only be re-measured at fair value for nonrecurring events such as an impairment loss. We recorded the offset to the loan commitment asset as deferred revenue in 2008. We are amortizing this asset to interest expense over the life of the loan arrangement, or 10 years commencing on April 1, 2009, the date we could begin drawing on the line. We recorded approximately $0.4 million and $0.9 million of related amortization expense in the three and six months ended June 30, 2010, respectively. We recorded approximately $0.4 million of related amortization expense in the three and six months ended June 30, 2009. As of June 30, 2010, no amounts have been borrowed under this line of credit.

11. Income from NIH Reimbursement

During the three and six months ended June 30, 2009, we received $1.7 million from the National Institutes of Health, or NIH, relating to contract work performed by Discovery Partners International, Inc. from August 2004 through June 2006. As the amount received is not related to our ordinary course of operations, we have recorded the amount as other income.

12. Subsequent Event

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

Restatement of Financial Statements

We have restated:

•

our consolidated balance sheets as of June 30, 2010 and December 31, 2009 by increasing amounts reported in deferred revenue (current and long-term), total current liabilities, total liabilities; and reducing amounts reported in additional paid-in capital, accumulated deficit and total stockholders’ equity; and

•

our consolidated statements of operations for the three and six months ended June 30, 2010 and 2009 by increasing amounts reported in collaborative research and development revenue from Purdue entities; and decreasing amounts reported in loss from operations, net loss, and basic and diluted loss per common share.

As a result of these restatements, amounts in our consolidated statements of cash flows for the six months ended June 30, 2010 and 2009 have also been corrected. Our total cash flows from operations in these periods remain unchanged. This restatement is described in note 2 to our condensed consolidated financial statements and also resulted in changes to notes 6, 9 and 10.

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

Since the shares of our common stock were purchased by Purdue and PPLP at a premium to the closing stock price on November 19, 2008, and the fair value of the rights and licenses transferred as part of the collaboration arrangement could not be reliably determined, we have attributed the premium over the closing price of our common stock using the residual method to the grant of rights and licenses to Mundipharma and Purdue. In addition, we have attributed the value of the loan commitment asset of $17.3 million using the residual method to the grant of rights and licenses to Mundipharma and Purdue. There is no obligation for us to repay the $59.3 million allocated to the grant of rights and licenses and we are recognizing this deferred revenue ratably over 14 years, which is our estimated period of performance under the arrangement. We will periodically review this estimate and make adjustments as facts and circumstances dictate. We recognized $1.0 million in such revenue in the three months ended June 30, 2010 and 2009 and $2.1 million in such revenue in the six months ended June 30, 2010 and 2009.

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

Results of Operations

The following tables summarize our results of operations for each of the three and six months ended June 30, 2010 and 2009, in thousands, together with the change in these items in dollars and as a percentage:

	For the Three Months Ended June 30,
	2010	2009	$ Change	% Change
	(Restated)	(Restated)
Revenue	$18,694	$13,472	$5,222	39%
Research and development expense	(19,011)	(20,713)	1,702	(8)%
General and administrative expense	(5,216)	(5,681)	465	(8)%
Interest expense	(433)	(433)	—	—
Income from NIH reimbursement	—	1,745	(1,745)	(100)%
Interest and investment income	25	592	(567)	(96)%

	For the Six Months Ended June 30,
	2010	2009	$ Change	% Change
	(Restated)	(Restated)
Revenue	$34,994	$23,208	$11,786	51%
Research and development expense	(38,389)	(41,954)	3,565	(8)%
General and administrative expense	(9,965)	(11,012)	1,047	(10)%
Interest expense	(866)	(434)	(432)	100%
Income from residual funding after reacquisition of Hsp90 program	—	12,450	(12,450)	(100)%
Income from NIH reimbursement	—	1,745	(1,745)	(100)%
Interest and investment income	230	1,334	(1,104)	(83)%

Revenue

Our revenue during the three and six months ended June 30, 2010 consisted of approximately $17.7 million and $32.9 million, respectively, for reimbursed research and development services and $1.0 million and $2.1 million, respectively, from the amortization of the deferred revenue associated with the grant of licenses under our strategic agreements with Mundipharma and Purdue. Our revenue during the three and six months ended June 30, 2009 consisted of approximately $12.4 million and $21.1 million, respectively, for reimbursed research and development services and $1.0 million and 2.1 million, respectively, from the amortization of the deferred revenue associated with the grant of licenses under our strategic alliances with Mundipharma and Purdue. The increase in reimbursed research and development services revenue is a result of a contractual increase in the committed amount of research and development funding from Mundipharma and Purdue and increased internal effort and greater external expenses on our FAAH inhibitor, Hedgehog pathway inhibitor and early discovery programs.

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

The following table summarizes our significant capital resources (in thousands):

	June 30, 2010	December 31, 2009
	(Restated)	(Restated)
Cash, cash equivalents and available-for-sale securities	$120,030	$130,737
Working capital	107,955	119,408

	Six Months Ended June 30,
	2010	2009
Cash provided by (used in):
Operating activities	$(9,045)	$12,902
Investing activities	17,125	(23,146)
Capital expenditures (included in investing activities above)	(928)	(1,508)
Financing activities	71	11,929

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

Subsequently, we became aware of a material weakness in our internal control over financial reporting; namely, that we require supplemental specialized, technical accounting resources for complex transactions such as new collaboration agreements. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented on a timely basis. This material weakness resulted in the amendment to our Quarterly Report on Form 10-Q/A for the three and six months ended June 30, 2010, in order to restate the financial statements for the three and six months ended June 30, 2010 and 2009 and for the year ended December 31, 2009. As a result of this material weakness, our management has revised its earlier conclusion and now has concluded that our disclosure controls and procedures were not effective as of June 30, 2010.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a limited operating history for you to evaluate our business. We have no approved products and have generated no product revenue from sales. We have primarily incurred operating losses. As of June 30, 2010, we had an accumulated deficit of $194.0 million. We have spent, and expect to continue to spend, significant resources to fund the research and development of IPI-504, IPI-493, IPI-926, IPI-940, IPI-145 and our other drug candidates. While we may have net income in future periods as the result of non-recurring collaboration income, we expect to incur substantial operating losses over the next several years as our clinical trial and drug manufacturing activities increase. As a result, we expect that our accumulated deficit will also increase significantly.

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

We have a global strategic alliance with Mundipharma to research, develop and jointly commercialize IPI-926, IPI-940 and product candidates arising out of our Hedgehog pathway, fatty acid amide hydrolase, or FAAH, and early discovery programs, including our phosphoinositide-3-kinase, or PI3K, program, and with Purdue to commercialize product candidates arising out of our FAAH program in the United States. Under the strategic alliance agreements, Mundipharma and Purdue have committed to provide substantial funding, significant capabilities in the field of pain and, in the case of Mundipharma, significant capabilities in marketing and sales outside of the United States. The success of this alliance is largely dependent on the resources, efforts, technology and skills brought to such alliance by Mundipharma and Purdue. Disputes and difficulties in these types of relationships are common, often due to conflicting priorities or conflicts of interest. Merger and acquisition activity may exacerbate these conflicts. The benefits of this alliance will be reduced or eliminated if Mundipharma and/or Purdue:

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
Adelene Q. Perkins
President and Chief Executive Officer
(Principal Executive and Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description

3.1	Restated Certificate of Incorporation of the Registrant. Previously filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 000-31141) and incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Registrant. Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 17, 2009 (File No. 000-31141) and incorporated herein by reference.

4.1	Form of Common Stock Certificate. Previously filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-31141) and incorporated herein by reference.

4.2	Rights Agreement between the Registrant and American Stock Transfer & Trust Company dated February 13, 2003, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A junior participating preferred stock as Exhibit C. Previously filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on February 24, 2003 (File No. 000-31141) and incorporated herein by reference.

4.3	First Amendment to the Rights Agreement between the Registrant and American Stock Transfer & Trust Company dated April 11, 2006. Previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 12, 2006 (File No. 000-31141) and incorporated herein by reference.

4.4	Second Amendment to the Rights Agreement between the Registrant and American Stock Transfer & Trust Company, LLC dated November 19, 2008. Previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 20, 2008 (File No. 000-31141) and incorporated herein by reference.

10.1 †*	Development and License Agreement between the Registrant and Intellikine, Inc. dated July 7, 2010.

10.2	Infinity Pharmaceuticals, Inc. 2010 Stock Incentive Plan. Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010 (File No. 000-31141) and incorporated herein by reference.

10.3	Form of Incentive Stock Option Agreement under 2010 Stock Incentive Plan. Previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010 (File No. 000-31141) and incorporated herein by reference.

10.4	Form of Nonstatutory Stock Option Agreement under 2010 Stock Incentive Plan. Previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010 (File No. 000-31141) and incorporated herein by reference.

31.1	Certification of principal executive and principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1	Certification of principal executive and principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

†	Confidential treatment has been requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.
*	Previously filed.