Form 10-Q/A
period 2010-09-30
INFINITY PHARMACEUTICALS, INC.
filed 2011-03-15
CIK 1113148

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

•

our consolidated balance sheets as of September 30, 2010 and December 31, 2009 by increasing amounts reported in deferred revenue (current and long-term), total current liabilities and total liabilities; and reducing amounts reported in additional paid-in capital, accumulated deficit and total stockholders’ equity; and

•

our consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009 by increasing amounts reported in collaborative research and development revenue from Purdue entities; and decreasing amounts reported in loss from operations, net loss, and basic and diluted loss per common share.

As a result of these restatements, amounts in our consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009 have also been corrected. Our total cash flows from operations in these periods remain unchanged. This restatement is described in note 2 to our condensed consolidated financial statements and also resulted in changes to notes 6, 9 and 10.

This Amendment amends Part I, Items 1, 2 and 4 and Part II, Items 1A and 6 of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010. This Amendment continues to reflect circumstances as of the date of the original filing of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 and we have not updated the disclosures contained herein to reflect events that occurred at a later date, except for items related to the restatement or where otherwise indicated.

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

INFINITY PHARMACEUTICALS, INC.

FORM 10-Q/A

FOR THE QUARTER ENDED SEPTEMBER 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2010	December 31, 2009
	(Restated)	(Restated)
Assets
Current assets:
Cash and cash equivalents	$18,180,304	$16,287,229
Available-for-sale securities	91,263,107	113,758,778
Unbilled accounts receivable from Purdue entities	5,579,244	—
Notes receivable from employees	41,936	55,059
Prepaid expenses and other current assets	2,806,961	3,511,968

Total current assets	117,871,552	133,613,034
Property and equipment, net	5,261,112	5,694,150
Loan commitment asset from Purdue entities, net	14,721,150	16,020,075
Long-term available-for-sale securities	740,621	690,506
Notes receivable from employees	26,085	38,036
Restricted cash	1,121,786	1,146,788
Other assets	150,373	115,244

Total assets	$139,892,679	$157,317,833

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,149,996	$1,441,231
Accrued expenses	23,721,309	8,549,382
Deferred revenue from Purdue entities	4,214,260	4,214,260

Total current liabilities	30,085,565	14,204,873
Deferred revenue from Purdue entities, less current portion	47,415,420	50,576,445
Other liabilities	1,212,389	2,224,713

Total liabilities	78,713,374	67,006,031
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding at September 30, 2010 and December 31, 2009	—	—
Common Stock, $.001 par value; 100,000,000 shares authorized; 26,368,479 and 26,238,954 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	26,369	26,239
Additional paid-in capital	276,039,803	270,274,176
Accumulated deficit	(214,971,834)	(180,025,904)
Accumulated other comprehensive income	84,967	37,291

Total stockholders’ equity	61,179,305	90,311,802

Total liabilities and stockholders’ equity	$139,892,679	$157,317,833

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Restated)	(Restated)	(Restated)	(Restated)
Collaborative research and development revenue from Purdue entities	$22,495,802	$14,082,432	$57,490,269	$37,290,061
Operating expenses:
Research and development	38,731,902	18,499,060	77,120,670	60,453,361
General and administrative	5,014,987	4,570,282	14,980,274	15,581,871

Total operating expenses	43,746,889	23,069,342	92,100,944	76,035,232

Loss from operations	(21,251,087)	(8,986,910)	(34,610,675)	(38,745,171)
Other income (expense):
Interest expense	(521,742)	(433,272)	(1,387,983)	(866,943)
Income from residual funding after reacquisition of Hsp90 program	—	—	—	12,450,000
Income from NIH reimbursement	—	—	—	1,745,386
Interest and investment income	122,474	401,264	352,407	1,735,742

Net other income (expense)	(399,268)	(32,008)	(1,035,576)	15,064,185

Loss before income taxes	(21,650,355)	(9,018,918)	(35,646,251)	(23,680,986)
Income tax benefit	700,321	—	700,321	—

Net loss	$(20,950,034)	$(9,018,918)	$(34,945,930)	$(23,680,986)

Basic and diluted loss per common share	$(0.80)	$(0.34)	$(1.33)	$(0.91)

Basic and diluted weighted average number of common shares outstanding	26,333,012	26,154,557	26,287,775	26,062,217

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
	(Restated)	(Restated)
Operating activities
Net loss	$(34,945,930)	$(23,680,986)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,634,238	1,591,335
Stock-based compensation, including 401(k) match	5,579,700	5,444,847
Impairment of property and equipment	311,200	—
Gain on sales of property and equipment	—	(62,171)
Amortization of loan commitment asset from Purdue entities	1,298,925	865,950
Net amortization (accretion) of available-for-sale securities	1,142,790	(242,801)
Other, net	56,513	24,381
Changes in operating assets and liabilities:
Accounts receivable and unbilled accounts receivable	(5,579,244)	7,414,570
Prepaid expenses and other assets	646,674	(860,930)
Accounts payable, accrued expenses and other liabilities	14,898,489	(1,968,844)
Deferred revenue from Purdue entities	(3,161,025)	15,267,309

Net cash provided by (used in) operating activities	(18,117,670)	3,792,660
Investing activities
Purchases of property and equipment	(1,512,400)	(1,854,995)
Proceeds from sales of property and equipment	—	62,171
Purchases of available-for-sale securities	(168,676,720)	(134,813,291)
Proceeds from sales of available-for-sale securities	7,239,262	36,141,736
Proceeds from maturities of available-for-sale securities	182,788,023	102,117,084

Net cash provided by investing activities	19,838,165	1,652,705
Financing activities
Proceeds from issuances of common stock	160,732	168,924
Proceeds from issuance of common stock and warrants to Purdue entities	—	11,830,000
Release of restricted cash	26,642	—
Capital lease payments	(4,794)	(4,419)
New employee loans	(10,000)	(40,000)

Net cash provided by financing activities	172,580	11,954,505

Net increase in cash and cash equivalents	1,893,075	17,399,870
Cash and cash equivalents at beginning of period	16,287,229	16,574,549

Cash and cash equivalents at end of period	$18,180,304	$33,974,419

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

2. Restatement of Financial Statements

We have restated:

•

our consolidated balance sheets as of September 30, 2010 and December 31, 2009 by increasing amounts reported in deferred revenue (current and long-term), total current liabilities and total liabilities; and reducing amounts reported in additional paid-in capital, accumulated deficit and total stockholders’ equity; and

•

our consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009 by increasing amounts reported in collaborative research and development revenue from Purdue entities; and decreasing amounts reported in loss from operations, net loss, and basic and diluted loss per common share.

As a result of these restatements, amounts in our consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009 have also been corrected. Our total cash flows from operations in these periods remain unchanged. This restatement also resulted in changes to notes 6, 9 and 10 to our condensed consolidated financial statements.

The restatement relates to our accounting for the initial recognition of a loan commitment representing the future availability to us, on below-market terms, of the $50 million line of credit extended to us by Purdue Pharmaceutical Products L.P. or Purdue and its independent associated company, Purdue Pharma L.P. or PPLP, in November 2008 upon entry into a strategic alliance with Purdue and its independent associated company, Mundipharma International Corporation Limited or Mundipharma. This written loan commitment, or loan commitment asset, meets the definition of a financial instrument and we therefore recorded it as an asset. We determined that the fair value of the loan commitment asset was $17.3 million. We recorded the fair value of this asset in 2008 and began amortizing this balance to interest expense over the life of the loan arrangement, or ten years, on April 1, 2009, the date at which we could first draw upon the line of credit.

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

The following table summarizes the effects of the restatement adjustments on our previously issued condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009:

	As of September 30, 2010			As of December 31, 2009
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Short term deferred revenue from Purdue entities	$2,987,512	$1,226,748	$4,214,260	$2,987,512	$1,226,748	$4,214,260
Total current liabilities	28,858,817	1,226,748	30,085,565	12,978,125	1,226,748	14,204,873
Long term deferred revenue from Purdue entities	33,614,499	13,800,921	47,415,420	35,855,463	14,720,982	50,576,445
Total liabilities	63,685,705	15,027,669	78,713,374	51,058,301	15,947,730	67,006,031
Additional paid-in capital	293,358,803	(17,319,000)	276,039,803	287,593,176	(17,319,000)	270,274,176
Accumulated Deficit	(217,263,165)	2,291,331	(214,971,834)	(181,397,174)	1,371,270	(180,025,904)
Total stockholders’ equity	$76,206,974	$(15,027,669)	$61,179,305	$106,259,532	$(15,947,730)	$90,311,802

The following table summarizes the effects of the restatement adjustments on our previously issued condensed consolidated statements of operations for the three months ended September 30, 2010 and 2009:

	Three months ended September 30, 2010			Three months ended September 30, 2009
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Collaborative research and development revenue from Purdue entities	$22,189,115	$306,687	$22,495,802	$13,775,745	$306,687	$14,082,432
Loss from operations	(21,557,774)	306,687	(21,251,087)	(9,293,597)	306,687	(8,986,910)
Loss before income taxes	(21,957,042)	306,687	(21,650,355)	(9,325,605)	306,687	(9,018,918)
Net loss	(21,256,721)	306,687	(20,950,034)	(9,325,605)	306,687	(9,018,918)
Basic and diluted loss per common share	$(0.81)	$0.01	$(0.80)	$(0.36)	$0.02	$(0.34)

The following table summarizes the effects of the restatement adjustments on our previously issued condensed consolidated statements of operations for the nine months ended September 30, 2010 and 2009:

	Nine months ended September 30, 2010			Nine months ended September 30, 2009
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Collaborative research and development revenue from Purdue entities	$56,570,208	$920,061	$57,490,269	$36,370,000	$920,061	$37,290,061
Loss from operations	(35,530,736)	920,061	(34,610,675)	(39,665,232)	920,061	(38,745,171)
Loss before income taxes	(36,566,312)	920,061	(35,646,251)	(24,601,047)	920,061	(23,680,986)
Net loss	(35,865,991)	920,061	(34,945,930)	(24,601,047)	920,061	(23,680,986)
Basic and diluted loss per common share	$(1.36)	$0.03	$(1.33)	$(0.94)	$0.03	$(0.91)

The following table summarizes the effects of the restatement adjustments on our previously issued condensed consolidated statements of cash flows for the nine months ended September 30, 2010, and 2009:

	Nine months ended September 30, 2010			Nine months ended September 30, 2009
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Changes in operatiung assets and liabilities:
Deferred revenue from Purdue entities	$(2,240,964)	$(920,061)	$(3,161,025)	$16,187,370	$(920,061)	$15,267,309

The following table summarizes the effects of the restatement adjustments on our previously issued comprehensive loss for the three months ended September 30, 2010, and 2009:

	Three months ended September 30, 2010			Three months ended September 30, 2009
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Comprehensive loss	$(21,265,973)	$306,687	$(20,959,286)	$(9,554,098)	$306,687	$(9,247,411)

The following table summarizes the effects of the restatement adjustments on our previously issued comprehensive loss for the nine months ended September 30, 2010, and 2009:

	Nine months ended September 30, 2010			Nine months ended September 30, 2009
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Comprehensive loss	$(35,818,315)	$920,061	$(34,898,254)	$(25,099,478)	$920,061	$(24,179,417)

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

6. Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized holding gains and losses arising during the period on available-for-sale securities that are not other-than-temporarily impaired. For the three and nine months ended September 30, 2010 and 2009, comprehensive loss was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Restated)	(Restated)	(Restated)	(Restated)
Net loss	$(20,950,034)	$(9,018,918)	$(34,945,930)	$(23,680,986)
Net unrealized holding gains (losses) on available-for-sale securities arising during the period	(9,252)	(228,493)	47,676	(498,431)

Total comprehensive loss	$(20,959,286)	$(9,247,411)	$(34,898,254)	$(24,179,417)

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

Since the shares of our common stock were purchased by Purdue and PPLP at a premium to the closing stock price on November 19, 2008, and the fair value of the rights and licenses transferred as part of the collaboration arrangement could not be reliably determined, we have attributed the premium over the closing price of our common stock using the residual method to the grant of rights and licenses to Mundipharma and Purdue. In addition, we have attributed the value of the loan commitment asset of $17.3 million using the residual method to the grant of rights and licenses to Mundipharma and Purdue. There is no obligation for us to repay the $59.3 million allocated to the grant of rights and licenses and we are recognizing this deferred revenue ratably over 14 years, which is our estimated period of performance under the arrangement. We will periodically review this estimate and make adjustments as facts and circumstances dictate. We recognized $1.0 million in such revenue in the three months ended September 30, 2010 and 2009 and $3.1 million in such revenue in the nine months ended September 30, 2010 and 2009.

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

12. Income Taxes

During the three months ended September 30, 2010, we recorded an income tax benefit of $700,321 as an uncertain tax position we took in a prior year is no longer subject to examination due to the expiration of the statute of limitations.

13. Income from NIH Reimbursement

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

Restatement of Financial Statements

We have restated:

•

our consolidated balance sheets as of September 30, 2010 and December 31, 2009 by increasing amounts reported in deferred revenue (current and long-term), total current liabilities and total liabilities; and reducing amounts reported in additional paid-in capital, accumulated deficit and total stockholders’ equity; and

•

our consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009 by increasing amounts reported in collaborative research and development revenue from Purdue entities; and decreasing amounts reported in loss from operations, net loss, and basic and diluted loss per common share.

As a result of these restatements, amounts in our consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009 have also been corrected. Our total cash flows from operations in these periods remain unchanged. This restatement is described in note 2 to our condensed consolidated financial statements and also resulted in changes to notes 6, 9 and 10.

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

Since the shares of our common stock were purchased by Purdue and PPLP at a premium to the closing stock price on November 19, 2008, and the fair value of the rights and licenses transferred as part of the collaboration arrangement could not be reliably determined, we have attributed the premium over the closing price of our common stock using the residual method to the grant of rights and licenses to Mundipharma and Purdue. In addition, we have attributed the value of the loan commitment asset of $17.3 million using the residual method to the grant of rights and licenses to Mundipharma and Purdue. There is no obligation for us to repay the $59.3 million allocated to the grant of rights and licenses and we are recognizing this deferred revenue ratably over 14 years, which is our estimated period of performance under the arrangement. We will periodically review this estimate and make adjustments as facts and circumstances dictate. We recognized $1.0 million in such revenue in the three months ended September 30, 2010 and 2009 and $3.1 million in such revenue in the nine months ended September 30, 2010 and 2009.

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

Results of Operations

The following tables summarize our results of operations for each of the three and nine months ended September 30, 2010 and 2009, in thousands, together with the change in these items in dollars and as a percentage:

	For the Three Months Ended September 30,		$ Change	% Change
	2010	2009
	(Restated)	(Restated)
Revenue	$22,496	$14,082	$8,414	60%
Research and development expense	(38,732)	(18,499)	(20,233)	109%
General and administrative expense	(5,015)	(4,570)	(445)	10%
Interest expense	(522)	(433)	(89)	21%
Interest and investment income	122	401	(279)	(70)%
Income tax benefit	700	—	700	—

	For the Nine Months Ended September 30,		$ Change	% Change
	2010	2009
	(Restated)	(Restated)
Revenue	$57,490	$37,290	$20,200	54%
Research and development expense	(77,121)	(60,453)	(16,668)	28%
General and administrative expense	(14,980)	(15,582)	602	(4)%
Interest expense	(1,388)	(867)	(521)	60%
Income from residual funding after reacquisition of Hsp90 program	—	12,450	(12,450)	(100)%
Income from NIH reimbursement	—	1,745	(1,745)	(100)%
Interest and investment income	352	1,736	(1,384)	(80)%
Income tax benefit	700	—	700	—

Revenue

Our revenue during the three and nine months ended September 30, 2010 consisted of approximately $21.5 million and $54.4 million, respectively, for reimbursed research and development services and $1.0 million and $3.1 million, respectively, from the amortization of the deferred revenue associated with the grant of rights and licenses under our strategic agreements with Mundipharma and Purdue. Our revenue during the three and nine months ended September 30, 2009 consisted of approximately $13.1 million and $34.2 million, respectively, for reimbursed research and development services and $1.0 million and $3.1 million, respectively, from the amortization of the deferred revenue associated with the grant of rights and licenses under our strategic alliances with Mundipharma and Purdue. The increase in reimbursed research and development services revenue is a result of a contractual increase in the committed amount of research and development funding from Mundipharma and Purdue and increased internal effort and greater external expenses on our FAAH inhibitor, Hedgehog pathway inhibitor, PI3K inhibitor and early discovery programs.

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

The following table summarizes our significant capital resources (in thousands):

	September 30, 2010	December 31, 2009
	(Restated)	(Restated)
Cash, cash equivalents and available-for-sale securities	$110,184	$130,737
Working capital	87,786	119,408

	Nine Months Ended September 30,
	2010	2009
Cash provided by (used in):
Operating activities	$(18,118)	$3,793
Investing activities	19,838	1,653
Capital expenditures (included in investing activities above)	(1,512)	(1,855)
Financing activities	173	11,955

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

Subsequently, we became aware of a material weakness in our internal control over financial reporting; namely, that we require supplemental specialized, technical accounting resources for complex transactions such as new collaboration agreements. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented on a timely basis. This material weakness resulted in the amendment to our Quarterly Report on Form 10-Q/A for the three and nine months ended September 30, 2010, in order to restate the financial statements for the three and nine months ended September 30, 2010 and 2009 and for the year ended December 31, 2009. As a result of this material weakness, our management has revised its earlier conclusion and now has concluded that our disclosure controls and procedures were not effective as of September 30, 2010.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a limited operating history for you to evaluate our business. We have no approved products and have generated no product revenue from sales. We have primarily incurred operating losses. As of September 30, 2010, we had an accumulated deficit of $215.0 million. We have spent, and expect to continue to spend, significant resources to fund the research and development of IPI-504, IPI-493, IPI-926, IPI-940, IPI-145 and our other drug candidates. While we may have net income in future periods as the result of non-recurring collaboration revenue, we expect to incur substantial operating losses over the next several years as our clinical trial and drug manufacturing activities increase. As a result, we expect that our accumulated deficit will also increase significantly.

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