Form 10-K
period 2010-12-31
INFINITY PHARMACEUTICALS, INC.
filed 2011-03-16
CIK 1113148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

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

(Address of principal executive offices) (zip code)

Registrant’s telephone number, including area code: (617) 453-1000

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.001 par value	NASDAQ Global Select Market
(Title of each class)	(Name of each exchange on which listed)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting Common Stock held by non-affiliates of the registrant as of June 30, 2010 was $106,868,142 based on the last reported sale price of the registrant’s Common Stock on the NASDAQ Global Market on that date.

Number of shares outstanding of the registrant’s Common Stock as of February 28, 2011: 26,545,580

Documents incorporated by reference:

Portions of our definitive proxy statement to be filed with the Securities and Exchange Commission no later than May 2, 2011 in connection with our 2011 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Forward-Looking Information

This report contains forward-looking statements regarding our expectations regarding discovery and development milestones in 2011, our future discovery and development efforts, our collaborations, our future operating results and financial position, our business strategy, and other objectives for future operations. You can identify these forward-looking statements by their use of words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “plan,” “project,” “target,” “will” and other words and terms of similar meaning. You also can identify them by the fact that they do not relate strictly to historical or current facts. There are a number of important risks and uncertainties that could cause our actual results to differ materially from those indicated by forward-looking statements. These risks and uncertainties include those inherent in pharmaceutical research and development, such as adverse results in our drug discovery and clinical development activities, decisions made by the U.S. Food and Drug Administration and other regulatory authorities with respect to the development and commercialization of our drug candidates, our ability to obtain, maintain and enforce intellectual property rights for our drug candidates, our dependence on our alliance partners, our ability to obtain any necessary financing to conduct our planned activities, and other risk factors. Please refer to the section entitled “Risk Factors” in Part I of this report for a description of these risks and uncertainties. Unless required by law, we do not undertake any obligation to publicly update any forward-looking statements.

PART I

Item 1.	Business

Overview

We are a drug discovery and development company that is utilizing our strength in small molecule drug technologies to discover and develop medicines for difficult-to-treat diseases. Our discovery program has generated four clinical stage drug candidates spanning programs in the inhibition of the Hedgehog signaling pathway, heat shock protein 90, or Hsp90, chaperone system, and fatty acid amide hydrolase, or FAAH. In July 2010, we also obtained global development and commercialization rights to develop inhibitors of the delta and gamma isoforms of phosphoinositide-3-kinase, or PI3K.

Hedgehog Pathway Inhibitor Program. Our lead product candidate is IPI-926, a novel, potent, oral molecule that inhibits the Hedgehog pathway by binding to the Smoothened receptor, a protein that plays a critical role in the malignant activation of the Hedgehog pathway. We believe that Smoothened inhibition represents a significant opportunity for addressing a number of difficult-to-treat cancers by disrupting malignant activation of the Hedgehog pathway. We are actively enrolling patients in the Phase 2 portion of a Phase 1b/2 clinical trial evaluating IPI-926 in combination with gemcitabine, also known as Gemzar®, in patients with previously untreated, metastatic, pancreatic cancer, and have initiated a Phase 2 clinical trial evaluating IPI-926 as a single agent in patients with metastatic or locally advanced, inoperable chondrosarcoma. We expect to present data from the Phase 1b portion of the pancreatic cancer trial later this year. We are also evaluating IPI-926 in a Phase 1 clinical trial in patients with advanced or metastatic solid tumors, including patients with basal cell carcinoma, or BCC. Preliminary data from this trial were presented at the European Society for Medical Oncology Congress in October 2010 and we expect to present follow-up data at a medical meeting later in 2011. Mundipharma International Corporation Limited, or Mundipharma, has commercialization rights outside of the United States for products arising out of our Hedgehog pathway inhibitor program.

Hsp90 Chaperone Inhibitor Program. Our next most advanced program is directed at Hsp90 which is emerging as a major therapeutic target of interest for the treatment of a broad range of cancers. Inhibition of the Hsp90 chaperone knocks out a critical source of support for cancer cells, leading to tumor growth inhibition and cancer cell death. Thus, Hsp90 chaperone inhibition may represent an important approach to treating certain cancers. Our lead Hsp90 inhibitor, IPI-504, is a novel, small molecule, semi-synthetic analog of the natural product geldanamycin that is delivered as a water-based, intravenous infusion. IPI-504 is currently being evaluated in two ongoing clinical trials, both of which are focused on patients with non-small cell lung cancer, or NSCLC. One trial is a Phase 1b trial in combination with docetaxel, also known as Taxotere®, that initially enrolled patients with advanced solid tumors and expanded in 2009 to focus on patients with advanced NSCLC. The second trial is an investigator sponsored trial in NSCLC patients with anaplastic lymphoma kinase, or ALK, gene rearrangements. We anticipate reporting final data from the Phase 1b trial during 2011. We also expect to present data from a completed Phase 2 clinical trial evaluating IPI-504 in combination with Herceptin® (trastuzumab) in patients with HER2-positive metastatic breast cancer at a medical meeting in 2011.

In parallel with the development of IPI-504, we are pursuing development of IPI-493, a proprietary, orally available inhibitor of Hsp90. IPI-493 has demonstrated anti-tumor activity in multiple preclinical models of human cancer, including NSCLC, breast cancer, colon cancer, and hematological malignancies. We are evaluating IPI-493 in two Phase 1, dose escalation studies to determine the optimal dose and schedule for future development.

In 2011, we anticipate reporting data from our Hsp90 program and announcing a path forward based on data from our ongoing clinical trials and relevant preclinical studies. We have worldwide development and commercialization rights for our Hsp90 chaperone inhibitor program.

PI3K Inhibitor Program. In July 2010, we entered into a development and license agreement with Intellikine, Inc., or Intellikine, under which we obtained global development and commercialization rights to Intellikine’s portfolio of inhibitors targeting the delta and/or gamma isoforms of PI3K. We believe that specifically targeting PI3Kdelta and PI3Kgamma may provide multiple opportunities to develop differentiated therapies against inflammatory and autoimmune diseases as well as hematologic cancers. Our lead compound in this program, IPI-145, is an orally-available, small molecule, dual-selective inhibitor of PI3Kdelta and PI3Kgamma. IPI-145 has demonstrated activity in several preclinical models of inflammation. We intend to commence clinical development of IPI-145 in the second half of 2011. Mundipharma has commercialization rights outside of the United States for products arising from our PI3K inhibitor program.

FAAH Inhibitor Program. Finally, we have a program directed toward fatty acid amide hydrolase, or FAAH. It is believed that inhibition of FAAH may enable the body to bolster its own analgesic and anti-inflammatory response, and may have applicability in a broad range of painful or inflammatory conditions. The lead compound in our FAAH program is IPI-940, a novel, orally available inhibitor of FAAH with potential application for the treatment of a broad range of painful or inflammatory diseases. In October 2010, we reported top-line data from a Phase 1 randomized clinical trial of IPI-940 in 48 healthy adult volunteers demonstrating marked FAAH inhibition and increased anandamide levels. In addition, IPI-940 was well tolerated, with no observed dose-limiting toxicities or clinically significant changes in clinical laboratory values, vital signs or electrocardiogram parameters. Additional Phase 1 development of IPI-940 is ongoing.

In October 2010, Mundipharma and its independent associated company Purdue Pharmaceutical Products L.P., or Purdue, exercised their rights to assume worldwide development and commercialization activities for products arising out of the FAAH program and will fund 100% of all subsequent research, development and commercialization expenses. We anticipate completing transition activities for the FAAH program in 2011 to facilitate Phase 2 clinical trials in pain by Purdue.

Corporate Information

We were incorporated in California on March 22, 1995 under the name IRORI and, in 1998, we changed our name to Discovery Partners International, Inc., or DPI. In July 2000, we reincorporated in Delaware. On September 12, 2006, DPI completed a merger with Infinity Pharmaceuticals, Inc., or IPI, pursuant to which a wholly-owned subsidiary of DPI merged with and into IPI. IPI was the surviving corporation in the merger, changed its name to Infinity Discovery, Inc., or IDI, and became a wholly owned subsidiary of DPI. In addition, we changed our corporate name from Discovery Partners International, Inc. to Infinity Pharmaceuticals, Inc., and our ticker symbol on the NASDAQ Global Market to “INFI.” Since January 3, 2011, our common stock has traded on the NASDAQ Global Select Market.

Our principal executive offices are located at 780 Memorial Drive, Cambridge, Massachusetts 02139 and our telephone number at that address is (617) 453-1000.

The Infinity logo and all other Infinity product names are trademarks of Infinity or its subsidiary in the United States and in other select countries. We may indicate U.S. trademark registrations and U.S. trademarks with the symbols “®” and “™”, respectively. Other third-party logos and product/trade names are registered trademarks or trade names of their respective owners.

Product Development Pipeline

Our product development programs arise from what we believe to be an innovative approach to drug discovery and translational medicine, and our robust internal capabilities across all of the key scientific disciplines, including medicinal chemistry, cell biology, biochemistry, pharmacology and molecular pathology. More importantly, our goal is to successfully integrate these disciplines to rapidly identify drug candidates and assess their potential utility.

Our four current clinical candidates—which have broad potential applicability in the fields of oncology and pain—emerged from our internal research efforts. Behind these programs, we have several innovative projects in earlier stages of development, encompassing emerging targets in fields such as cancer metabolism, apoptosis and protein homeostasis. We are drawn to targets that have the potential to represent fundamentally new approaches to how disease is treated, and where we can use our scientific capabilities to identify differentiated drug candidates with clearly-defined development paths. And because discovery doesn’t stop when a drug candidate is identified, we also deploy our discovery capabilities to better understand which populations, or subpopulations, of patients may benefit most from our products.

In building our product development pipeline, we have intentionally pursued targets with applicability across multiple therapeutic areas and indications. This approach gives us several product opportunities in oncology, inflammatory disease and pain—all areas with broad commercial potential. This strategy also ensures that our success is not dependent on any single product or indication, allowing us to optimize our portfolio on several dimensions in response to new data.

We also believe that the ability to deliver innovative new medicines to patients is an essential component of our mission. To this end, we have retained U.S. commercialization rights to all product candidates in our portfolio that are primarily directed to cancer and inflammatory diseases and have a substantial royalty interest in the U.S. commercialization of IPI-940, which is primarily directed to pain.

Our product development programs as of February 28, 2011 are illustrated in the following chart:

During 2011, we expect to advance our product development pipeline by achieving the following program milestones:

Hedgehog Pathway Inhibitor Program

•

Continuing enrollment in the Phase 2 portion of the Phase 1b/2 clinical trial evaluating IPI-926 in combination with gemcitabine in patients with pancreatic cancer and the Phase 2 clinical trial evaluating IPI-926 as a single agent in patients with chondrosarcoma

•	Presenting data from the Phase 1b portion of the pancreatic cancer trial

•	Beginning additional clinical development

•	Initiating a broad investigator-sponsored clinical trial program

Hsp90 Chaperone Inhibitor Program

•	Presenting Phase 1 data of IPI-504 in combination with docetaxel in patients with solid tumors, including an expansion cohort in patients with non-small cell lung cancer

•	Announcing a path forward for our Hsp90 program

PI3K Inhibitor Program

•	Beginning a Phase 1 clinical trial in the second half of 2011

FAAH Inhibitor Program

•	Completing transition activities to facilitate Phase 2 trials in pain by Purdue

Discovery Program

•	Expanding our pipeline by naming a new development candidate

Hedgehog Pathway Inhibitor Program

The Hedgehog pathway represents a new way of understanding and potentially attacking the progression and reoccurrence of a broad range of cancers. The Hedgehog pathway is normally active during embryonic development and regulates tissue and organ formation. Malignant activation of the Hedgehog pathway is believed to be responsible for a broad range of cancers through three distinct mechanisms:

•

Targeting the tumor microenvironment: In certain cancers, such as pancreatic cancer, the tumor cells signal to stromal cells in the microenvironment, which provides support for tumor growth and survival. Inhibition of the Hedgehog pathway may deplete the stroma, increase the vascularity of the tumor, and render the tumor more accessible to chemotherapy.

•

Targeting residual disease: In some cancers, such as NSCLC, prostate cancer and ovarian cancer, the Hedgehog pathway may signal to tumor progenitor cells. These tumor progenitor cells may be responsible for tumor regrowth following tumor regression or tumor debulking with chemotherapy or targeted agents. Inhibition of the Hedgehog pathway in these cancers may delay tumor regrowth.

•

Targeting the tumor cell: In some cancers, such as BCC, and some meduloblastomas, genetic mutation is responsible for malignant activation of the Hedgehog pathway. In these cancers, inhibition of the Hedgehog pathway may result in tumor cell death and tumor regression.

We are developing IPI-926, a novel, potent, oral molecule that inhibits the Hedgehog pathway by binding to the Smoothened receptor, a protein that plays a critical role in the malignant activation of the Hedgehog pathway. We believe that Smoothened inhibition represents a significant opportunity for addressing a number of difficult-to-treat cancers by disrupting malignant activation of the Hedgehog pathway. When systemically administered in multiple preclinical animal models representing a wide variety of cancers, IPI-926 has demonstrated significant anti-tumor activity and attractive pharmacologic properties such as oral bioavailability, long plasma half-life and duration of action, and dose-dependent inhibition of tumor growth.

We are actively enrolling patients in the Phase 2 portion of a Phase 1b/2 trial evaluating IPI-926 in combination with gemcitabine in patients with previously untreated, metastatic, pancreatic cancer. Pancreatic cancer is the fourth leading cause of cancer death in the United States, and it is estimated that more than 40,000 people are diagnosed with pancreatic cancer in the United States annually. Notoriously difficult-to-treat, pancreatic cancer has the highest mortality rate of all major cancers. The one-year relative survival rate for pancreatic cancer is 20 percent and the five-year relative survival rate is just five percent. The average life expectancy for patients with metastatic disease is three to six months. Unfortunately, pancreatic cancer is one of the few cancers for which the survival rate has not improved substantially over nearly 40 years.

The Phase 2 portion of the trial is a multi-center, randomized, double-blind, study that will compare treatment with IPI-926 in combination with gemcitabine to treatment with placebo and gemcitabine. The primary endpoint is overall survival. Secondary endpoints include progression free survival, time to progression, and overall response rate. The trial is expected to enroll approximately 120 patients. The Phase 2 portion of the trial follows the successful completion of Phase 1b portion of the trial, which evaluated once-daily oral administration of IPI-926 at escalating doses in combination with weekly intravenous administration of gemcitabine and established 160 mg/m2 as the dose of IPI-926 that will be used in the Phase 2 portion of the ongoing trial. We expect to present data from the Phase 1b portion of the trial later in 2011.

We have also initiated a Phase 2 clinical trial evaluating IPI-926 as a single agent in patients with metastatic or locally advanced, inoperable chondrosarcoma. Chondrosarcoma is a rare, life-threatening bone cancer. In the United States, chondrosarcoma accounts for approximately one-third of the 2,000 cases of primary bone cancer diagnosed each year. The most common locations for chondrosarcoma tumors are the bones of the extremities and the pelvis. Chondrosarcoma predominantly affects middle-aged and older adults, usually occurring in patients over 40 years old, with the incidence gradually increasing up to age 75. As chondrosarcomas are largely resistant to chemotherapy and radiotherapy, the standard therapeutic strategy is surgery. For patients with metastatic disease or with locally advanced tumors who are not candidates for surgery, no treatment has been shown to be effective and there is no established standard of care.

Our Phase 2 clinical trial is designed to compare the safety and efficacy of IPI-926 to matching placebo in patients with metastatic or locally advanced, inoperable chondrosarcoma. The primary endpoint of the trial is progression-free survival. Secondary endpoints include time to progression, overall survival, overall response rate and response duration. Patients in the placebo treatment arm who experience disease progression will have the option to cross over and receive IPI-926 in an open-label arm of the trial. We have received orphan drug designation from the U.S. Food and Drug Administration, or FDA, for IPI-926 for the treatment of chondrosarcoma.

We are also evaluating IPI-926 in a Phase 1 clinical trial in patients with advanced or metastatic solid tumors, including patients with BCC. Preliminary data from this trial were presented at the European Society for Medical Oncology Congress in October 2010. At the time of the data presentation, 60 patients had been enrolled, including 24 patients with BCC. In the BCC cohort, 17 patients were enrolled who were naïve to treatment with a Hedgehog pathway inhibitor. At that time, four clinical partial responses had been observed in this group of patients. Only one patient with BCC naïve to treatment with a Hedgehog pathway inhibitor had discontinued from the trial due to progression of disease, and this patient was on trial for more than 18 months. The patients who have remained on study are continuing to be followed, and we expect to present follow-up data on these patients at a medical meeting later in 2011. In addition, among patients with non-BCC solid tumors enrolled in the trial, three patients had stable disease that was durable for at least six months. IPI-926 was generally well tolerated in this trial, with the most common adverse events observed being Grade 1 and 2 fatigue and nausea. Pharmacokinetic data also confirmed the potential for once daily dosing.

Mundipharma International Corporation Limited, or Mundipharma, has commercialization rights outside of the United States for products arising out of our Hedgehog pathway inhibitor program.

Hsp90 Chaperone Inhibitor Program

Hsp90 is emerging as a major therapeutic target of interest for the treatment of a broad range of cancers. Proteins are the essential building blocks and machines of the human body, and in order for proteins to function properly they must be stable and properly folded. The “chaperone” system of proteins, of which Hsp90 is a member, serves to maintain the structure and activity of specific proteins within the cell. The proteins “chaperoned” by Hsp90 are known as its “client proteins,” and include cancer-causing forms of ALK, BCR-ABL, mutant EGFR, mutant FLT3 and HER2. Inhibition of the Hsp90 chaperone knocks out a critical source of support for cancer cells, leading to tumor growth inhibition and cancer cell death. Thus, Hsp90 chaperone inhibition may represent an important approach to treating certain cancers.

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

We have two ongoing clinical trials evaluating IPI-504, both of which are focused on patients with NSCLC. Lung cancer is the leading cause of cancer death in the United States for both men and women and an estimated 222,520 new cases were expected in 2010. NSCLC is the most common form of lung cancer, accounting for about 85% of all lung cancers, and has a five year survival rate of just 17%.

We are continuing to evaluate patients in a Phase 1b clinical trial of IPI-504 in combination with docetaxel, also known as Taxotere®. The trial initially enrolled patients with advanced solid tumors, and expanded in late 2009 to focus on patients with advanced NSCLC. Preliminary data from the trial presented during the 2009 American Society of Clinical Oncology, or ASCO, Annual Meeting show that, to date, the combination regimen has been generally well tolerated in patients with a variety of solid tumor malignancies. Pharmacokinetic data showed no effect of IPI-504 on the clearance of docetaxel from the body. Data reported also show evidence of anti-tumor activity, with one partial response in a patient with metastatic pancreatic cancer refractory to gemcitabine, and six additional patients who experienced stable disease for at least three months. We anticipate reporting final data from this trial during 2011.

Data from a Phase 2 clinical trial of IPI-504 administered as a single agent in patients with NSCLC were reported during the ASCO Annual Meeting and published in the Journal of Clinical Oncology in 2010. The trial was designed to evaluate the safety, tolerability, and anti-tumor activity of IPI-504 in patients with Stage IIIb/IV NSCLC whose tumors have relapsed or become refractory to prior treatment with a tyrosine kinase inhibitor. A total of 76 patients were enrolled and stratified by their EGFR mutation status. A subset of patients also underwent EGFR, KRAS and BRAF genotyping analysis, as well as a fluorescent in situ hybridization assay to detect ALK gene rearrangements. The results of the Phase 2 trial show an objective response rate of seven percent in the overall study population: ten percent in patients who were EGFR wild-type, four percent in those with EGFR mutations, and twelve percent among KRAS wild-type patients. Among the patients with ALK rearrangements, there was a 67 percent response rate, with two of three patients experiencing partial responses and the third patient experiencing a 24 percent disease reduction, all three of whom received IPI-504 for at least six months. IPI-504 was generally well-tolerated in this trial. Most adverse events were Grade 1 or Grade 2. The most commonly reported adverse events (regardless of relationship to drug) were fatigue, nausea, diarrhea, vomiting and cough. Validation of these findings is ongoing in an investigator-sponsored trial at Massachusetts General Hospital by Dr. Lecia Sequist, the principal investigator of the Phase 2 trial.

In 2010, we also completed an interim review of data from the first cohort of patients enrolled in a Phase 2 clinical trial evaluating IPI-504 in combination with Herceptin® (trastuzumab) in patients with HER2-positive metastatic breast cancer. This review showed that IPI-504 was well-tolerated when administered at 300 mg/m2 once weekly in combination with trastuzumab in this heavily pre-treated patient population. Clinical activity was also observed at this dose and schedule, but it was insufficient to satisfy our rigorous stage gate for continuation of this trial. While we believe that the insufficient clinical activity in this trial was the result of IPI-504 being administered at a less than optimal dose in this combination, we do not intend to continue development of IPI-504 in breast cancer in light of the evolving therapeutic landscape. We expect to present data from this clinical trial at a medical meeting in 2011.

IPI-493. In parallel with the development of IPI-504, we are pursuing development of IPI-493, a proprietary, orally available inhibitor of Hsp90. IPI-493 has demonstrated anti-tumor activity in multiple preclinical models of human cancer, including NSCLC, breast cancer, colon cancer, and hematological malignancies. IPI-493 has also demonstrated favorable pharmaceutical properties, including potent inhibition of Hsp90, selectivity for cancer cells over normal cells and high oral bioavailability. We are evaluating IPI-493 in two Phase 1, dose escalation studies to determine the optimal dose and schedule for future development. One study is designed to assess the safety, tolerability, pharmacokinetic parameters and pharmacodynamic markers of biological activity of IPI-493 in patients with advanced hematologic malignancies. The second study is being conducted in patients with advanced solid tumors.

In 2011, we anticipate reporting data from our Hsp90 program and announcing a path forward based on data from our ongoing clinical trials and relevant preclinical studies.

We have worldwide development and commercialization rights for our Hsp90 chaperone inhibitor program, which includes IPI-504 and IPI-493, subject to the payment of a single-digit royalty on net sales to our former partner, MedImmune, Inc., an affiliate of AstraZeneca plc.

PI3K Inhibitor Program

In July 2010, we entered into a development and license agreement with Intellikine under which we obtained global development and commercialization rights to Intellikine’s portfolio of inhibitors targeting the delta and/or gamma isoforms of PI3K. The PI3Ks are a family of enzymes involved in cellular functions, including cell proliferation and survival, cell differentiation, intracellular trafficking and immunity. The delta and gamma isoforms of PI3K are restricted to immune system cells. Therefore, specifically targeting PI3Kdelta and PI3Kgamma may provide multiple opportunities to develop differentiated therapies against inflammatory and autoimmune diseases as well as hematologic cancers.

Our lead compound in this program, IPI-145, is an orally-available, small molecule, dual-selective inhibitor of PI3Kdelta and PI3Kgamma. IPI-145 has demonstrated activity in several preclinical models of inflammation. We intend to commence clinical development of IPI-145 in the second half of 2011. Mundipharma has commercialization rights outside the United States for products arising from our PI3K inhibitor program.

FAAH Inhibitor Program

FAAH plays a role in the endocannabinoid system, which is made up of a group of enzymes and receptors shown to play an important role in modulating painful and inflammatory conditions affecting the central nervous system and the body as a whole. In response to painful stimuli or inflammation, the endocannabanoid system is activated and endocannabinoids are produced. Many endocannabinoids are fatty acid amides, or FAAs, which produce the body’s own powerful analgesic and anti-inflammatory responses. FAAH breaks down FAAs, rendering the beneficial effects of FAAs short-lived. It is believed that inhibition of FAAH may enable the body to bolster its own analgesic and anti-inflammatory response, and have applicability in a broad range of painful or inflammatory conditions.

IPI-940, a novel, orally available inhibitor of FAAH with potential application for the treatment of a broad range of painful or inflammatory conditions. In October 2010, we reported top-line data from a Phase 1 randomized clinical trial of IPI-940 in 48 healthy adult volunteers. The study assessed the pharmacokinetics, pharmacodynamics, safety and tolerability of IPI-940 following single oral administration at escalating dose levels. In the study, administration of IPI-940 resulted in marked FAAH inhibition and increased anandamide levels. In addition, IPI-940 was well tolerated, with no observed dose-limiting toxicities or clinically significant changes in clinical laboratory values, vital signs or electrocardiogram parameters. Additional Phase 1 development of IPI-940 is ongoing.

In October 2010, Mundipharma and Purdue exercised their rights to assume worldwide development and commercialization activities for products arising out of the FAAH program and will fund 100% of all subsequent research, development and commercialization expenses. In 2011, we anticipate completing transition activities to facilitate Phase 2 clinical trials in pain by Purdue.

Strategic Alliances

Since our inception, strategic alliances have been integral to our growth. These alliances have provided access to breakthrough science, significant research support and funding, and innovative drug development programs, all intended to help us realize the full potential of our product pipeline while at the same time allowing us to retaining significant downstream value in our programs through commercialization rights and royalties. Since our inception, all of our revenue has been derived from our strategic alliances, and all of our revenue during 2009 and 2010 was derived from our alliance with Purdue and Mundipharma.

Purdue and Mundipharma. In November 2008, we entered into strategic alliance agreements with each of Purdue and Mundipharma to develop and commercialize pharmaceutical products. The alliance currently includes product candidates that inhibit or target the Hedgehog pathway, FAAH, PI3K, and product candidates arising out of all our discovery projects in all disease fields that are conducted during a prescribed “funded discovery period”. In December 2010, Mundipharma exercised an option to extend the duration of the funded discovery period through December 31, 2012 and Mundipharma has the option to extend this period for an additional year. Our Hsp90 program is expressly excluded from the alliance. The agreement with Purdue is focused on the development and U.S. commercialization of products targeting FAAH. The agreement with Mundipharma is focused on the development and commercialization outside of the United States of all products and product candidates covered by the alliance, including those targeting FAAH. Following entry into the strategic alliance agreements in November 2008, we consider Mundipharma, Purdue and associated entities to be related parties for financial reporting purposes because of their equity ownership in our company.

Under the strategic alliance agreements, we have responsibility and decision-making authority for the performance of early discovery projects and the development of all product candidates on a worldwide basis. There are no joint steering or similar committees for the alliance. In October 2010, Mundipharma and Purdue exercised their rights to assume worldwide development and commercialization activities for products arising out of the FAAH program and will fund 100% of all subsequent research, development and commercialization expenses. For the remaining programs included in the alliance, Mundipharma is obligated to pay 100% of our contractually budgeted amounts for research and development expenses incurred by us until the later of December 31, 2013 and the commencement of the first Phase 3 clinical trial of such product candidate, which we refer to as the “transition date”. The contractually budgeted amount for the period between November 19, 2008 and December 31, 2009 was $50 million and the contractually budgeted amounts for the year ended December 31, 2010 was $65 million. The contractually budgeted amounts for 2011 and 2012 are $85 million and $110 million, respectively. Any activities we conduct related to the transition of the FAAH program to Purdue and Mundipharma will be reimbursed in addition to the contractually budgeted amount. For the remaining programs in the alliance, we have the right to exceed the contractually budgeted amount at our own expense, which we did in 2010 due primarily to the license of our PI3K inhibitor program, and which we expect to be the case in 2011 on account of enhanced clinical trial activities for IPI-926 and the commencement of clinical development of IPI-145. After the transition date for each product candidate, we will share with Mundipharma all research and development costs for such product candidate equally. We are recognizing revenue for reimbursed research and development services we perform for Mundipharma and Purdue. We recognized $67.0 million, $46.5 million and $2.7 million in such revenue in the years ended December 31, 2010, 2009 and 2008, respectively.

In December 2010, we amended our strategic alliance agreement with Mundipharma. Under the original agreement Mundipharma had the right to opt out of any early discovery project or any preclinical or clinical development program on an annual basis in November of each year. In the event of an opt-out decision, Mundipharma would continue to provide funding for, in the aggregate, 100% of our contractually budgeted research and development expenses for all programs included in the alliance for the calendar year following the date of such opt out. Under the amendment, these time-based decisions have been modified to become event-based for the Hedgehog program only. Mundipharma will continue to have time-based annual opt-out rights in November of each year for the other programs in the alliance.

Under the amendment, Mundipharma’s next funding commitment for the Hedgehog program must be made by the 30th day following the outcome of an end-of-Phase 2 meeting with the FDA pertaining to the ongoing clinical trial of IPI-926 in patients with pancreatic cancer (or, if the end-of-Phase 2 meeting is not held by

November 1, 2013, then by November 30, 2013). Mundipharma is obligated to fully fund the Hedgehog program until it is required to make this further commitment. If Mundipharma elects to opt-out of continued development funding at this time, then Mundipharma would be obligated to make an immediate payment of $23.65 million to us, which we can use on any research or development program in the alliance. In addition, Mundipharma would be obligated to reimburse us for up to $23.65 million of additional expenses incurred during 2013 that are associated with the completion of Phase 2 clinical trials of IPI-926 that are ongoing at the time of the opt-out, so that aggregate residual funding could total $47.3 million. If Mundipharma elects to continue participation in the Hedgehog program when it makes its next commitment, Mundipharma would thereafter have the annual November opt-out right, and one-year residual funding obligation, contained in the original agreement.

In addition, we and Mundipharma each have the right to opt out of continued development of a product candidate after it has reached the transition date, with a one year tail funding obligation for 50% of post-transition date research and development expenses for the product candidate. If a party exercises its right to opt out of the development of a product or product candidate after the transition date, the other party may elect to continue the development and assume responsibility for the worldwide commercialization of such product or product candidate, subject to the payment of a royalty.

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

If we in-license any product or product candidate during the funded discovery period for which GLP (Good Laboratory Practice) toxicology studies have been initiated and commercialization rights outside of the United States are available for grant by us to Mundipharma, Mundipharma will have the option to include such in-licensed product or product candidate in the alliance by paying us a prescribed percentage of the up-front license fee or other acquisition cost, which percentage could be up to 60% of such fee or cost, in order for Mundipharma to obtain commercialization rights for such in-licensed product or product candidate in all countries outside of the United States, and by funding research and development costs in the same manner as products or product candidates arising out of our internal discovery programs. The agreement with Mundipharma provides for the agreed-upon research and development budgets to be updated to reflect the inclusion of any in-licensed products or product candidates. There will be no royalties paid between the parties on in-licensed candidates. If we in-license any product or product candidate during the funded discovery period for which GLP toxicology studies have not been initiated, as we did with our PI3K program in 2010, such products are automatically included in the alliance as having arisen out of our internal discovery projects within the then-existing contractually budgeted amounts.

Except with respect to products that have been in-licensed by us, for which no royalties will be payable between the parties, we are obligated to pay Mundipharma a 5% royalty on net sales of the commercialized products until such time as Mundipharma has recovered all research and development expenses paid to us under the research program prior to the applicable transition date. After such cost recovery, we are obligated to pay a tiered, 1% to 3% royalty on U.S. net sales of those products. For products in which Mundipharma has opted-out of development prior to the transition date, we are obligated to pay royalties of 1% to 5% of worldwide net sales as a function of the stage of development of the applicable product candidate at the time of opt-out. For products in which either party has opted-out of development following the transition date, the commercializing party is obligated to pay the other party a 5% royalty on net sales. Mundipharma is obligated to pay us a tiered, 10% to 20% royalty on annual net sales outside of the United States of each product arising out of the alliance, and Purdue is obligated to pay us a tiered, 10% to 20% royalty on annual net sales of FAAH products in the United States. Royalties are payable until the later to occur of the last-to-expire of specified patent rights and the expiration of non-patent regulatory exclusivities in a country, provided that if royalties are payable solely on the basis of non-patent regulatory exclusivity, each of the rates above is reduced by one-half. In addition, all royalties payable under the strategic alliance agreements, whether by us, Purdue or Mundipharma, are subject to reduction on account of third party royalty payments or patent litigation damages or settlements, with any such reductions capped at 50% of the amounts otherwise payable during the applicable royalty payment period. Each of the strategic alliance agreements expire when the parties thereto have no further obligations to each other thereunder. Either party may terminate the strategic alliance agreement to which it is a party on 60 days’ prior written notice if the other party materially breaches the agreement and fails to cure such breach within the 60-day notice period. The agreements may also be terminated by Purdue or Mundipharma in the event of a change in control of Infinity or in the event that, during the funded research period, either Adelene Q. Perkins or Julian Adams is no longer a full-time executive of Infinity. Upon termination of either strategic alliance agreement by us or either Purdue or Mundipharma, either party to the other strategic alliance agreement may terminate that agreement.

In connection with the entry into the strategic alliance agreements, we also entered into a securities purchase agreement and line of credit agreement with Purdue and its independent associated company, Purdue Pharma L.P., or PPLP. In March 2009, Purdue assigned its interest under the line of credit agreement to PPLP. Under the securities purchase agreement we issued and sold an aggregate of six million shares of our common stock, plus warrants to purchase up to an aggregate of six million shares of our common stock at exercise prices ranging from $15 to $40 per share, for aggregate proceeds of $75 million. As of December 31, 2010, none of these warrants have been exercised, and warrants to purchase up to five million shares of our common stock remain exercisable.

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

Intellikine. In July 2010, we entered a development and license agreement with Intellikine under which we obtained rights to discover, develop and commercialize pharmaceutical products targeting the delta and/or gamma isoforms of PI3K, including IPI-145. We paid Intellikine a $13.5 million upfront license fee. The entirety of this fee is included as research and development expense in the year ended December 31, 2010, although $8.5 million of this fee was paid in January 2011. In addition, we provide financial support for research activities that may be conducted by Intellikine under a two year research program to identify additional novel delta, gamma and dual delta/gamma-specific inhibitors of PI3K for future development. We are recognizing these costs as research and development expense as they are incurred. We may extend the research program for an additional year upon written notice to Intellikine at least 180 days prior to the last day of the initial two-year research term. We are also obligated to pay up to $25 million in success-based milestones for the development of two distinct product candidates, and up to $450 million in success-based milestones for the approval and commercialization of two distinct products. In addition, we are obligated to pay Intellikine tiered royalties ranging from single digits to low teens upon successful commercialization of products licensed to us, which are payable until the later to occur of the last-to-expire of specified patent rights and the expiration of non-patent regulatory exclusivities in a country, subject to reduction in certain circumstances.

Under the agreement, we obtained rights to direct all development and commercialization activities worldwide for products arising from the agreement for all therapeutic indications. Mundipharma, under the terms of its strategic alliance agreement with us, has commercialization rights outside the United States for products arising out of our PI3K inhibitor program. For a product directed primarily to an oncology indication, Intellikine will have the option, at the end of Phase 2 clinical development and upon payment of an option fee, to convert its royalty interest in U.S. sales into the right to share in 50% of profits and losses on U.S. development and commercialization, and to participate in up to 30% of the detailing effort for these products in the United States.

Intellikine may terminate its participation rights in any oncology product with 12 months’ prior written notice to us, after which Intellikine’s participation rights would revert back to the original milestone- and royalty-based payment structure, provided that Intellikine would not be entitled to receive royalty payments for net sales occurring prior to the termination date and certain specified milestone payments.

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

Intellectual Property

Our intellectual property consists of patents, trademarks, trade secrets and know-how. Our ability to compete effectively depends in large part on our ability to obtain patents and trademarks for our technologies and products, maintain trade secrets, operate without infringing the rights of others and prevent others from infringing our proprietary rights. We will be able to protect our proprietary technologies from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents, or are effectively maintained as trade secrets. As a result, patents or other proprietary rights are an essential element of our business.

In the United States, we have 18 issued or allowed patents related to our clinical-stage programs expiring on various dates between 2024 and 2028 as well as numerous pending patent applications and foreign counterpart patent filings which relate to our proprietary technologies. These patents and patent applications include claims directed to compositions of matter, pharmaceutical compositions, methods of treatment, and methods of making these compositions for multiple applications.

We have ten issued U.S. patents covering IPI-504 and related molecules, which expire on various dates between 2024 and 2025. IPI-493 and related formulations are protected by one issued or allowed U.S. patent, which expires no earlier than 2027. These patents and allowed patent applications include composition of matter, pharmaceutical composition, method of treatment, and synthetic method claims.

We have six issued or allowed U.S. patent applications covering IPI-926 and related molecules, which expire on various dates between 2025 and 2028. These patents include composition of matter, pharmaceutical composition, method of treatment, and synthetic method claims.

In addition, as of February 28, 2011, we had several hundred additional patents and patent applications filed worldwide, substantially all of which pertain to our product development programs. Any patents that may issue from our pending patent applications would expire between 2024 and 2030. These patents and patent applications disclose composition of matter, pharmaceutical composition, methods of use and synthetic methods.

Our policy is to obtain and enforce the patents and proprietary technology rights that are key to our business. We intend to continue to file patent applications to protect technology and compounds that are commercially important to our business, and to do so in countries where we believe it is commercially reasonable and advantageous to do so. We also rely on trade secrets to protect our technology where patent protection is deemed inappropriate or unobtainable. We protect our proprietary technology and processes, in part, by confidentiality agreements with our employees, consultants, collaborators and contractors.

Competition

The pharmaceutical and biotechnology industries are intensely competitive. Many companies, including biotechnology, chemical and pharmaceutical companies, are actively engaged in research and development of drugs for the treatment of the same diseases and conditions as our current and potential future product candidates. Many of these companies have substantially greater financial and other resources, larger research and development staffs and more extensive marketing and manufacturing organizations than we do. In addition, some of them have considerably more experience than us in preclinical testing, clinical trials and other regulatory approval procedures. There are also academic institutions, governmental agencies and other research organizations that are conducting research in areas in which we are working. They may also market commercial products, either on their own or through collaborative efforts.

We and our alliance partners expect to encounter significant competition for any drugs we develop. Companies that complete clinical trials, obtain required regulatory approvals and commence commercial sales of their products before their competitors may achieve a significant competitive advantage. We are aware that many other companies or institutions are pursuing the development of drugs in the areas in which we are currently seeking to develop our own drug candidates, and there may be other companies working on competitive projects of which we are not aware. For example, we believe that the following companies, among others, are seeking to develop compounds targeting the Hedgehog pathway:

•

Genentech, Inc., through its collaboration with Curis, Inc., which we believe is conducting several Phase 2 clinical trials of GDC-0449, including a pivotal Phase 2 clinical trial in patients with basal cell carcinoma;

•	Bristol Myers Squibb Company, through its collaboration with Exelixis, Inc., which we believe is conducting multiple Phase 1 clinical trials of BMS-833923;

•	Novartis AG, which we believe is conducting a Phase 2 and multiple Phase 1 clinical trials of LDE 225 and a Phase 1 trial of LEQ-506;

•	Pfizer, Inc., which we believe is conducting two Phase 2 clinical trials of PF-04449913; and

•	Millennium Pharmaceuticals, Inc. (a subsidiary of Takeda Pharmaceutical Company Limited), which we believe is conducting a Phase 1 clinical trial of TAK-441.

In addition, we believe that the following companies, among others, are seeking to develop compounds targeting Hsp90:

•	Synta Pharmaceuticals Corp., which we believe is conducting Phase 2 clinical trials of STA-9090;

•	Vernalis plc, which we believe is conducting multiple Phase 1 and 2 clinical trials of AUY-922 in collaboration with Novartis;

•	Astex Therapeutics Limited, which we believe is conducting multiple Phase 1 clinical trials of AT-13387;

•	Exelixis, Inc., which we believe is conducting a Phase 1 clinical trial of XL888;

•	Myrexis, Inc., which we believe is conducting a Phase 1 clinical trial of MPC-3100;

•	Kyowa Hakko Kirin Co. Ltd., which we believe is conducting a Phase 1 clinical trial of KW-2478;

•	Celgene Corporation, which we believe is conducting a Phase 1 clinical trial of ABI-010;

•	Novartis AG, which we believe is conducting a Phase 1 clinical trial of HSP990; and

•	Debiopharm Group, which we believe is conducting a Phase 1 clinical trial of Debio 0932.

We believe that the following companies, among others, are seeking to develop compounds targeting PI3K:

•

Calistoga Pharmaceuticals, which has entered into an agreement to be acquired by Gilead Sciences, Inc., and which we believe is conducting multiple Phase 1 and Phase 2 clinical trials of CAL-101 and a Phase 1 clinical trial of CAL-263;

•	Novartis AG, which we believe is conducting Phase 1 clinical trials of BEZ235, BGT226 and BKM120;

•	Pfizer, Inc., which we believe is conducting Phase 1 clinical trials of PF-04691502 and PF-05212384;

•	Semafore Pharmaceuticals, Inc., which we believe is conducting a Phase 1 clinical trial of SF1126;

•	Bayer AG, which we believe is conducting a Phase 1 clinical trial of an unnamed PI3K inhibitor;

•	GlaxoSmithKline plc., which we believe is conducting a Phase 1 clinical trial of GSK2126458;

•	Sanofi-aventis (through its collaboration with Exelixis, Inc.), which we believe is conducting multiple Phase 1 and Phase 2 clinical trials of XL147 and multiple Phase 1 clinical trials of XL765;

•	Genentech, Inc., which we believe is conducting multiple Phase 1 clinical trials of GDC-0941; and

•	Oncothyreon Inc., which we believe is conducting a Phase 1/2 clinical trial of PX-866.

Finally, we believe Ironwood Pharmaceuticals, Inc. is conducting a Phase 1/2 clinical trial of IW-6118.

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

Research and Development

As of February 28, 2011, our research and development group consisted of 133 individuals, of whom over 35 percent hold Ph.D. or M.D. degrees and over an additional 20 percent hold other advanced degrees. Our research and development group is focusing on drug discovery, preclinical research, clinical trials and manufacturing technologies. Our research and development expense for the years ended December 31, 2010, 2009 and 2008 was approximately $99.2 million, $77.9 million and $47.5 million, respectively. Reimbursement for our strategic collaborator-sponsored research and development expenses totaled approximately $67.0 million, $46.5 million and $20.1 million, for the years ended December 31, 2010, 2009 and 2008, respectively. In calculating strategic collaborator-sponsored research and development expenses, we have included all reimbursement for our research and development efforts, whether the amounts are included in revenue or as a credit to research and development expense, and excluded license fees. Our remaining research and development expense is company-sponsored.

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

A natural product is utilized in the production of IPI-926. This product is currently supplied from naturally available plant material. If IPI-926 is successfully developed we will need to acquire and process sufficient amounts of plant material to satisfy commercial demand for the product. We are currently seeking to identify locations where this plant naturally occurs and to establish a sustainable method for growing this plant or producing this natural product in a controlled environment.

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

Upon submission of the NDA, the FDA will make a threshold determination of whether the application is sufficiently complete to permit review, and, if not, will issue a refuse-to-file letter. If the application is accepted for filing, the FDA will attempt to review and take action on the application in accordance with performance goal commitments the FDA has made in connection with the user fee law. Current timing commitments under the user fee law vary depending on whether an NDA is for a priority drug or not, and in any event are not a guarantee that an application will be approved or even acted upon by any specific deadline. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the NDA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved, but the FDA is not bound by the recommendation of an advisory committee. The FDA may deny or delay approval of applications that do not meet applicable regulatory criteria or if the FDA determines that the clinical data do not adequately establish the safety and efficacy of the drug. In addition, the FDA may approve a drug candidate subject to the completion of post-marketing studies, referred to as Phase 4 trials, to monitor the effect of the approved product. The FDA may also grant approval with restrictive product labeling, or may impose other restrictions on marketing or distribution such as the adoption of a special risk management plan. The FDA has broad post-market regulatory and enforcement powers, including the ability to issue warning letters, levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products, and withdraw approvals.

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

In common with the United States, the various phases of preclinical and clinical research are subject to significant regulatory controls within the European Union. Variations in the national regimes exist. Most jurisdictions, however, require regulatory and institutional review board approval of interventional clinical trials. Most European regulators also require the submission of adverse event reports during a study and a copy of the final study report. Under European Union regulatory systems, for products that have an Orphan Drug designation or which target cancer, such as the drug candidates we are currently developing, marketing authorizations must be submitted under a centralized procedure that provides for the grant of a single marketing authorization that is valid for all European Union member states.

Orphan Drug Designation

Under the Orphan Drug Act and corresponding European Union regulations, the FDA and European Union regulatory authorities may grant Orphan Drug designation to drugs intended to treat a rare disease or condition. In the United States, a rare disease or condition is one that affects fewer than 200,000 individuals, or more than 200,000 individuals but for which there is no reasonable expectation that the cost of developing and making available in the United States a drug for this type of disease or condition will be recovered from sales in the United States of that drug. In the European Union, a rare disease or condition is one that affects fewer than five in 10,000 individuals. In the United States, Orphan Drug designation must be requested before submitting an NDA. After the FDA grants Orphan Drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan Drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process, nor does it assure approval.

In the United States, if a product that has Orphan Drug designation receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication, except in very limited circumstances, for seven years. In the European Union, the period of product exclusivity is ten years. Orphan Drug exclusivity, however, also could block the approval of one of our products in the United States for seven years for an Orphan Drug indication if a competitor obtains approval of the same drug, as defined by the FDA, for such Orphan Drug indication or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease. The FDA has granted Orphan Drug designation to IPI-926 for the treatment of chondrosarcoma, and we intend to continue seeking Orphan Drug status for our product candidates as appropriate. Orphan Drug designation may not, however, provide us with a material commercial advantage.

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

Employees

We refer to our employees as citizen-owners. As of February 28, 2011, we had 168 full-time citizen-owners, 133 of whom were engaged in research and development and 35 of whom were engaged in management, administration and finance. Over 52 percent of our citizen-owners hold advanced degrees. Our success depends, in part, on our ability to recruit and retain talented and trained scientific and business personnel and senior leadership. We believe that we have been successful to date in obtaining and retaining these individuals, but we do not know whether we will be successful doing so in the future. None of our citizen-owners are represented by a labor union or covered by a collective bargaining agreement, nor have we experienced work stoppages. We believe that relations with our citizen-owners are good.

Executive Officers

The following table lists the positions, names and ages of our executive officers as of February 28, 2011:

Name	Age	Position
Adelene Q. Perkins	51	President and Chief Executive Officer
Julian Adams, Ph.D.	56	President of Research & Development
Vito J. Palombella, Ph.D.	48	Chief Scientific Officer
Gerald E. Quirk, Esq.	43	Vice President, Corporate Affairs and General Counsel
Pedro Santabarbara, M.D., Ph.D.	58	Chief Medical Officer
Winselow S. Tucker, Jr.	43	Vice President, Marketing

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

Julian Adams, Ph.D. has served as our President of Research & Development since October 2007, our Chief Scientific Officer between October 2003 and May 2010, and as our President from February 2006 until October 2007. Prior to joining Infinity, Dr. Adams served as Senior Vice President, Drug Discovery and Development with Millennium Pharmaceuticals, Inc. from 1999 to 2001. Dr. Adams served as Senior Vice President, Research and Development with LeukoSite Inc., a private biopharmaceutical company, from July 1999 until its acquisition by Millennium in December 1999. Dr. Adams served as a director and Executive Vice President of Research and Development with ProScript, Inc., a private biopharmaceutical company, from 1994 until its acquisition by LeukoSite in 1999. Prior to joining ProScript, Dr. Adams held a variety of positions with Boehringer Ingelheim, a private pharmaceutical company, and Merck & Co., Inc., a publicly traded pharmaceutical company. Dr. Adams received a B.S. from McGill University and a Ph.D. from the Massachusetts Institute of Technology in the field of synthetic organic chemistry.

Vito J. Palombella, Ph.D., has served as our Chief Scientific Officer since May 2010. He is responsible for our drug discovery and preclinical development activities and alliance management responsibility for our strategic alliance with Mundipharma and Purdue. Prior to his role as Chief Scientific Officer, Dr. Palombella was Vice President, Drug Discovery from September 2006 to May 2010 and Vice President, Biology from January 2004 to September 2006 at Infinity. Prior to joining Infinity, Dr. Palombella was Director of Molecular Biology at Syntonix Pharmaceuticals where he was responsible for improving and expanding its core Fc receptor-mediated drug delivery technology. Before joining Syntonix, Dr. Palombella was Senior Director of Cell and Molecular Biology at Millennium Pharmaceuticals, which he joined through its acquisition of LeukoSite (where he held the same title) in 1999. Prior to its acquisition by LeukoSite, Dr. Palombella held a number of positions at ProScript, Inc. (between 1994 and 1999). While at ProScript, LeukoSite and Millennium, Dr. Palombella was involved in the discovery and development of Velcade® (bortezomib), a proteasome inhibitor for cancer therapy. He also managed a number of additional projects, including research into NF-kB regulation. Dr. Palombella received a B.S. in Microbiology from Rutgers University and his M.S. and Ph.D. in Viral Oncology and Immunology from the New York University Medical Center. He was also a post-doctoral fellow at Harvard University in the laboratory of Dr. Tom Maniatis.

Gerald E. Quirk, Esq., has served as our Vice President, Corporate Affairs and General Counsel since September 2009 and as Vice President and General Counsel from September 2006 until September 2009. He is responsible for investor and public relations, corporate governance, finance and accounting, intellectual property and legal affairs. Prior to joining Infinity, Mr. Quirk served in a number of legal and business development positions of increasing responsibility from 1998 to September 2006 at Genzyme Corporation, a publicly traded biopharmaceutical company, where he led licensing and corporate partnering, M&A, merger integration and financing activities for several business units, and served on the launch team for Clolar® (clofarabine). From 1994 to 1998, Mr. Quirk served as an associate at Palmer & Dodge LLP, a Boston law firm. Mr. Quirk earned his J.D. from Northeastern University School of Law, an Ed.M. in Educational Administration from Harvard University and a B.A. in Political Science from Swarthmore College.

Pedro Santabarbara, M.D., Ph.D., has served as our Chief Medical Officer since November 2010. Prior to joining Infinity in November 2010, Dr. Santabarbara spent five years with PharmaMar, a publicly traded biopharmaceutical company, where he most recently led the development and approval of Yondelis®. Prior to PharmaMar, he served as vice president of clinical research oncology at OSI Pharmaceuticals, Inc., a publicly traded biopharmaceutical company from 2001 to 2005 where he led the successful approval of Tarceva® (erlotinib). Before joining OSI, Dr. Santabarbara led development activities for Campath® (alemtuzumab) at ILEX Oncology, Inc., a private biopharmaceutical company, from 1996 to 2001. He was also employed at Rhone Poulenc Rorer, a publicly traded biopharmaceutical company, from 1994 to 1996 where he led the North American clinical development of Taxotere® (docetaxel), which he drove to approval in breast cancer and designed the strategy for non-small cell lung cancer. Prior to Rhone Poulenc Rorer, Dr. Santabarbara was at Bristol-Myers Squibb, a publicly traded biopharmaceutical company, where he contributed to the development of Taxol® (paclitaxel). Dr. Santabarbara’s experience also includes 14 years in research and clinical practice. Dr. Santabarbara holds a M.D. and Ph.D. from University of Barcelona, School of Medicine.

Winselow S. Tucker, Jr. has served as our Vice President, Marketing since May 2010. Mr. Tucker has 15 years of comprehensive commercial pharmaceutical experience in sales, new product marketing and brand leadership in both global and country level positions across a number of therapeutic areas. Prior to joining Infinity, Mr. Tucker held roles of increasing responsibility at Novartis Pharmaceuticals, a publicly traded biopharmaceutical company, in the US and Global operations from 2003 to May 2010; most recently at Novartis Oncology where he was the global brand leader for the company’s Gleevec® (imatinib) and Tasigna® (nilotinib) franchise. Prior to that, he spent several years in commercial roles at GlaxoSmithKline Pharmaceuticals, a publicly traded biopharmaceutical company, from 1996 to 2003. Mr. Tucker holds a Bachelor’s degree in Business Administration from Howard University and an M.B.A. in Marketing from Indiana University.

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

This Annual Report on Form 10-K contains forward-looking statements, including statements about our growth and future operating results, discovery and development of products, strategic alliances and intellectual property. For this purpose, any statement that is not a statement of historical fact should be considered a forward-looking statement. We often use the words “believe,” “anticipate,” “plan,” “expect,” “intend,” “may,” “will” and similar expressions to help identify forward-looking statements. We cannot assure you that our assumptions and expectations will prove to have been correct. For example, there can be no guarantee that our strategic alliance with Mundipharma and Purdue will continue for its expected term or that they will fund our programs as agreed, or that any product candidate we are developing will successfully complete necessary preclinical and clinical development phases. Further, there can be no guarantee that any positive developments in our product development pipeline will result in stock price appreciation. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements, including those discussed below. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Risks Related to Our Stage of Development as a Company

Our results to date do not guarantee that any of our product candidates will be safe or effective, or receive regulatory approval.

The risk of failure of our current clinical candidates is high. To date, the data supporting our clinical development strategy for IPI-926, IPI-504, IPI-493, and IPI-940 are derived solely from laboratory and preclinical studies and, in the case of IPI-926 and IPI-504, limited early-to-mid-stage clinical trials. Later clinical trials may not yield data consistent with earlier clinical trials, as was the case in our Phase 3 clinical trial of IPI-504 in patients with gastrointestinal stromal tumors, or GIST, which we elected to close in April 2009 when an early review of safety data showed a higher than anticipated mortality rate among patients enrolled in the treatment arm. In such a case, it may be necessary for us to change our development strategy or abandon development of that drug candidate, either of which would result in delays and additional costs. We are conducting various clinical and preclinical studies of IPI-504 and IPI-493. These studies are focused on seeking to establish a dose and schedule of administration that optimizes safety and efficacy of these candidates, and identifying patient populations, or subpopulations, most likely to benefit from Hsp90 chaperone inhibition. If these studies do not yield results we believe are necessary to warrant further development, we may elect to discontinue further development of the applicable drug candidate. It is impossible to predict when or if IPI-926, IPI-504, IPI-493, IPI-940, IPI-145 or any of our other drug candidates will prove safe or effective in humans or receive regulatory approval. These drug candidates may not demonstrate in patients the chemical and pharmacological properties ascribed to them in laboratory studies or early-stage clinical trials, and they may interact with human biological systems or other drugs in unforeseen, ineffective or harmful ways. If we are unable to discover or successfully develop drugs that are safe and effective in humans, we will not have a viable business.

If our global strategic alliance with Mundipharma and Purdue, or any future alliance we may enter into, is unsuccessful, our operations may be negatively impacted.

We have a global strategic alliance with Mundipharma to research, develop and jointly commercialize IPI-926, IPI-940 and product candidates arising out of our Hedgehog pathway, fatty acid amide hydrolase, or FAAH, phosphoinositide-3 kinase, or PI3K, and early discovery programs, and with Purdue to develop and commercialize product candidates arising out of our FAAH program in the United States. Under the strategic alliance agreements, Mundipharma and Purdue have committed to provide substantial funding, significant capabilities in the field of pain and, in the case of Mundipharma, significant capabilities in marketing and sales outside of the United States. In addition, we have a collaboration with Intellikine to discover, develop and commercialize pharmaceutical products targeting the delta and/or gamma isoforms of PI3K. Under this alliance, Intellikine has committed to provide significant chemistry and biochemistry capabilities. The success of these alliances is largely dependent on the resources, efforts, technology and skills brought to such alliance by our alliance partners. Disputes and difficulties in these types of relationships are common, often due to conflicting priorities or conflicts of interest. Merger and acquisition activity may exacerbate these conflicts. The benefits of our alliances will be reduced or eliminated if any of our alliance partners:

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

Under our agreements with Mundipharma and Purdue, each agreement may be terminated on 60 days’ prior written notice if we were to materially breach such agreement and fail to cure such breach within the 60-day notice period. In addition, each of these strategic alliance agreements may be terminated in the event we experience a change in control or in the event that, during the funded research period, either Adelene Perkins or Julian Adams is no longer a full-time executive of Infinity. Mundipharma also has the right to opt out of participation in the PI3K program, and early discovery programs in November of each calendar year, subject to

12 months of continued funding. In addition, Mundipharma has the right to opt-out of continued development funding of our Hedgehog pathway program within 30 days following the outcome of an end-of-Phase 2 meeting with the U.S. Food and Drug Administration, or FDA, pertaining to the ongoing clinical trial of IPI-926 in patients with pancreatic cancer (or, if the end-of-Phase 2 meeting is not held by November 1, 2013, then by November 30, 2013), subject to prescribed residual funding obligations. If Mundipharma elects to continue participation in the Hedgehog program when it makes its next commitment, Mundipharma would thereafter have the annual November opt-out right, and one-year residual funding obligation that applies to other programs in the alliance.

If Mundipharma and/or Purdue were to exercise its right to opt out of a program or to terminate its respective agreement, we may not have sufficient financial resources or capabilities to continue development and commercialization of products from the affected program, and our ability to attract a new alliance partner would be made more difficult.

Much of the potential revenue from our alliance with Mundipharma and Purdue, and any alliances we may enter into in the future, will consist of contingent payments, such as royalties payable on sales of any successfully developed drugs. Any such contingent revenue will depend upon our, and our alliance partners’, ability to successfully develop, introduce, market and sell new products. In some cases, we will not be involved in these processes and will depend entirely on our alliance partners. For example, Mundipharma will be responsible for all of the commercialization efforts outside of the United States for any products that are successfully developed from our Hedgehog pathway program and our early stage development programs, and Purdue and Mundipharma are jointly responsible for all development and commercialization activities for products arising out of the FAAH program. Any of our current or future alliance partners may fail to develop or effectively commercialize products using our products or technologies because it:

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

We have a limited operating history for you to evaluate our business. We have no approved products and have generated no product revenue from sales. We have primarily incurred operating losses. As of December 31, 2010, we had an accumulated deficit of $229.0 million. We have spent, and expect to continue to spend, significant resources to fund the research and development of IPI-926, IPI-504, IPI-493, IPI-940, IPI-145 and our other drug candidates. While we may have net income in future periods as the result of non-recurring collaboration revenue, we expect to incur substantial operating losses over the next several years as our clinical trial and drug manufacturing activities increase. As a result, we expect that our accumulated deficit will also increase significantly.

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

We will need substantial additional funds to support our planned operations. In the absence of additional funding or business development activities and based on our current operating plans, we expect that our current cash and investments, together with research and development funding from Mundipharma International Corporation Limited, or Mundipharma, and Purdue Pharmaceutical Products L.P., or Purdue, and the $50 million line of credit that has been made available to us by Purdue Pharma L.P., are sufficient to fund our planned operations into 2014. We may, however, need to raise additional funds before that date if our research and development expenses exceed our current expectations or if we do not receive the payments we expect to receive from Mundipharma and Purdue. We may need to raise additional funds for other reasons, including if:

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

We are highly dependent on our management team, particularly Adelene Perkins and Julian Adams, and the other members of our executive leadership team. All of these individuals are employees-at-will, which means that neither Infinity nor the employee is obligated to a fixed term of service and that the employment relationship may be terminated by either Infinity or the employee at any time, without notice, and whether or not cause or good reason exists for such termination. The loss of the services of any of these individuals might impede the achievement of our research, development and commercialization objectives. For example, Purdue and Mundipharma each have the right to terminate its strategic alliance with us if, during the funded research period, either Adelene Perkins or Julian Adams is no longer a full-time executive of Infinity. We do not maintain “key person” insurance on any of our employees.

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

As of December 31, 2010, we had approximately $101 million in cash, cash equivalents and available-for-sale securities. We historically have invested these amounts in money market funds, corporate obligations, U.S. government-sponsored enterprise obligations, U.S. Treasury securities and mortgage-backed securities meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, market and interest rate risks. We may realize losses in the fair value of these investments or a complete loss of these investments. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio may have a material adverse effect on our financial condition and results of operations.

On March 15, 2011, we restated our financial statements for the years ended December 31, 2009 and 2008 and for the quarters ended March 31, June 30 and September 30, 2010 and 2009. The restatement could cause our stock price to decline and could subject us to securities litigation.

Following a routine review by the staff of the SEC of our annual report on Form 10-K for the year ended December 31, 2009, and based upon the determination of the audit committee of our board of directors, we recently restated our financial statements for the years ended December 31, 2009 and 2008, and for the quarters ended March 31, June 30 and September 30, 2010 and 2009 as reflected in an amended 2009 annual report on Form 10-K/A and amended quarterly reports on Form 10-Q/A for the applicable periods. We have restated (i) our consolidated balance sheets as of December 31, 2009 and 2008 by increasing amounts reported in deferred revenue (short term and long term) and total current liabilities and total liabilities, and reducing amounts reported in additional paid-in capital, or APIC, and accumulated deficit and total stockholders’ equity; (ii) our consolidated statements of operations for the year ended December 31, 2009 by increasing amounts reported in collaborative research and development revenue from Purdue entities and total revenue and decreasing amounts reported in loss from operations, loss before income taxes, net loss, and basic and diluted loss per common share; and (iii) our consolidated statements of operations for the year ended December 31, 2008 by increasing amounts reported in collaborative research and development revenue from Purdue entities, total revenue, income from operations, net income, and basic and diluted earnings per common share. As a result of these restatements, amounts in our consolidated statements of cash flows and stockholders’ equity for the years ended December 31, 2009 and 2008 have also been corrected. Our total cash flows from operations in these periods remain unchanged.

The restatement relates to our accounting for the initial recognition of a loan commitment representing the future availability to us, on below-market terms, of the $50 million line of credit extended to us by Purdue, and its independent associated company, Purdue Pharma L.P., or PPLP, in November 2008 upon entry into a strategic alliance with Purdue and Mundipharma. This written loan commitment, or loan commitment asset, met the definition of a financial instrument and we therefore recorded it as an asset. We determined that the fair value of the loan commitment asset was $17.3 million. We recorded the fair value of this asset in 2008 and began amortizing this balance to interest expense over the life of the loan arrangement, or ten years, on April 1, 2009, the date at which we could first draw upon the line of credit.

Once we concluded that the loan commitment asset should be recorded at fair value, we were required to record an offsetting credit. Based on our evaluation of the relevant accounting guidance, we initially recorded the offset to the loan commitment asset to APIC, in part because Purdue and its associated companies would be principal stockholders at the time we could benefit from favorable terms of the line of credit.

Following discussions with the SEC staff, we have determined the offset to the loan commitment asset should have been recorded as deferred revenue rather than APIC. We are amortizing the deferred revenue to revenue over the 14 year period beginning in November 2008 (approximately $300,000 per quarter), which is our estimated period of performance under the strategic alliance.

The restatement could result in a decline in our stock price and securities class action litigation. In the past, securities class action litigation has often been brought in connection with restatements of financial statements. Defending against such potential litigation relating to a restatement of our financial statements would be expensive and would require significant attention and resources of our management. Moreover, our insurance to cover our obligations with respect to the ultimate resolution of any such litigation may be inadequate. As a result of these factors, any such potential litigation could have a material adverse effect on our business, results of operations and financial condition.

The estimates and judgments we make, or the assumptions on which we rely, in preparing our consolidated financial statements could prove inaccurate.

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

For example, in March 2011, we restated our financial statements for certain prior periods to correct the way we had previously recorded the offset to the loan commitment asset related to a line of credit extended to us by Purdue and PPLP. For a further discussion of this restatement, see the foregoing discussion in the risk factor captioned “On March 15, 2011, we restated our financial statements for the years ended December 31, 2009 and 2008 and for the quarters ended March 31, June 30 and September 30, 2010 and 2009. The restatement could cause our stock price to decline and could subject us to securities litigation.”

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

To date, we have not obtained approval from the FDA or any foreign regulatory authority to market or sell any of our drug candidates. Our success depends primarily upon our, and our strategic alliance partners’, ability to develop and commercialize our drug candidates successfully. Our Hedgehog pathway inhibitor, IPI-926 is being evaluated in the Phase 2 portion of a Phase 1b/2 clinical trial and Phase 1 clinical trial. Our two drug candidates in our Hsp90 program are IPI-504, which is currently being evaluated in a Phase 1b clinical trial as well as an investigator-sponsored trial, and IPI-493, which is being evaluated in two Phase 1 clinical trials. We are completing Phase 1 development of IPI-940, our FAAH inhibitor. We also have other drug candidates in various stages of preclinical development and discovery research, including IPI-145, the lead compound in our PI3K inhibitor program.

Our drug candidates are subject to extensive governmental regulations relating to development, clinical trials, manufacturing and commercialization. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required in the United States and in many foreign jurisdictions prior to the commercial sale of medicinal products like our drug candidates. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the drug candidates we are developing, or may in the future develop, either alone or in collaboration with strategic alliance partners, will obtain marketing approval. In connection with the clinical trials of IPI-926, IPI-504, IPI-493, IPI-940 and any other drug candidate we may seek to develop in the future, including IPI-145, we face, among other risks, risks that:

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

We currently have commercialization rights in the United States for products arising out of our all of our programs, except the FAAH program, and worldwide commercialization rights for our Hsp90 chaperone inhibitor program, including IPI-504 and IPI-493. In order to successfully commercialize our drug candidates, we will need to, and we intend to, establish adequate marketing, sales and distribution capabilities. We may not successfully establish these capabilities or have sufficient resources to do so. If we do not establish adequate marketing and sales capabilities, our ability to successfully commercialize any drug candidates that we successfully develop will be adversely affected, as will our financial condition and results of operations. Even if we do develop such capabilities, we will compete with other companies that have more experienced and well-funded marketing and sales operations, and we will incur additional expenses.

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

We expect that private insurers will consider the efficacy, cost effectiveness and safety of our drug candidates in determining whether to approve reimbursement for our drug candidates and at what level. Obtaining these approvals can be a time consuming and expensive process. Our business would be materially adversely affected if we do not receive approval for reimbursement of our drug candidates from private insurers on a timely or satisfactory basis. Our business could also be adversely affected if private insurers, including managed care organizations, the Medicare program or other reimbursing bodies or payors limit the indications for which our drug candidates will be reimbursed to a smaller set than we believe our drug candidates are effective in treating.

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

In building our product development pipeline, we have intentionally pursued targets with applicability across multiple therapeutic areas and indications. This approach gives us several product opportunities in oncology, inflammatory disease and pain, which are highly competitive and rapidly changing segments of the pharmaceutical industry. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs that target various diseases in these segments. We currently face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available. Moreover, there are a number of large pharmaceutical companies currently marketing and selling products in these segments including Bristol-Myers Squibb Company, F. Hoffmann-La Roche Ltd. and its subsidiary Genentech, Inc., Novartis AG and Pfizer, Inc. In addition to currently approved drugs, there are a significant number of drugs that are currently under development and may become available in the future for the treatment of various forms of cancer, inflammatory diseases and pain. We are also aware of a number of companies seeking to develop drug candidates directed to the same biological targets that our own drug candidates are designed to inhibit. Specifically, we are aware of numerous companies that have clinical development programs for compounds targeting the Hedgehog pathway, which is the target of IPI-926. These companies include without limitation, Genentech, Inc. (through its collaboration with Curis, Inc.), Bristol Myers

Squibb Company (through its collaboration with Exelixis, Inc.), Novartis AG, Pfizer, Inc. and Millennium Pharmaceuticals, Inc. (a subsidiary of Takeda Pharmaceutical Company Limited). In addition, we believe the following companies are developing compounds that target Hsp90, which is the target of IPI-504 and IPI-493: Synta Pharmaceuticals Corp., Vernalis plc (in collaboration with Novartis), Astex Therapeutics Limited, Exelixis, Inc., Myrexis, Inc., Kyowa Hakko Kirin Co. Ltd., Celgene Corporation, Novartis AG and Debiopharm Group. Also, we believe that Calistoga Pharmaceuticals, which has entered into an agreement to be acquired by Gilead Sciences, Inc., Novartis AG, Pfizer, Inc., Semafore Pharmaceuticals, Inc., Bayer AG, GlaxoSmithKline plc, sanofi-aventis (through its collaboration with Exelixis, Inc.), Genentech, Inc. and Oncothyreon Inc. are developing drugs that target PI3K. Finally, we believe that Ironwood Pharmaceuticals, Inc. is developing inhibitors of FAAH.

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

Patent applications in the United States are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the PTO for the entire time prior to issuance as a U.S. patent. Similarly, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Consequently, we cannot be certain that we were the first to invent, or the first to file patent applications on, our drug candidates or their therapeutic use. In the event that a third party has also filed a U.S. patent application relating to our drug candidates or a similar invention, we may have to participate in interference proceedings declared by the PTO or the third party to determine priority of invention in the United States. For example, we are aware of third parties who are actively researching ansamycin analogs that are similar to IPI-504. These third parties have pending applications related to these analogs, but we have the first published application covering IPI-504. Notwithstanding the fact that we filed the first patent application related to these analogs, it is possible that an interference proceeding could be declared between our application covering IPI-504 and one or more of these third party applications, even those applications for which we have secured a license. An adverse decision in an interference proceeding may result in the loss of rights under a patent or patent application. In addition, the cost of interference proceedings could be substantial.

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

Our commercial success will depend on whether there are third party patents or other intellectual property relevant to our potential products that may block or hinder our ability to develop and commercialize our drug candidates. We may not have identified all U.S. and foreign patents or published applications that may adversely affect our business either by blocking our ability to manufacture or commercialize our drugs or by covering similar technologies that adversely affect the applicable market. In addition, we may undertake research and development with respect to potential products, even when we are aware of third party patents that may be relevant to such potential products, on the basis that we may challenge or license such patents. For example, in our Hsp90 chaperone inhibitor program, we are conducting a clinical trial evaluating the administration of IPI-504 in combination with docetaxel, and we may conduct additional trials with IPI-504 in combination with other therapeutic agents. We are aware of issued patents and published applications directed to combinations of Hsp90 chaperone inhibitors with a variety of other therapeutic agents. We are also aware of patents and patent applications directed to methods of treating various disorders using a variety of Hsp90 chaperone inhibitors. We are in the process of evaluating the scope and validity of these patents and applications to determine whether we need to obtain one or more licenses.

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

If any of the foregoing were to occur, we may be unable to commercialize the affected products, or we may elect to cease certain of our business operations, either of which could severely harm our business.

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

We may decide to license third-party technology that we deem necessary or useful for our business. We may not be able to obtain these licenses at a reasonable cost, or at all. If we do not obtain necessary licenses, we could encounter substantial delays in developing and commercializing our drug candidates while we attempt to develop alternative technologies, methods and drug candidates, which we may not be able to accomplish. Furthermore, if we fail to comply with our obligations under our third party license agreements, we could lose license rights that are important to our business. For example, if we fail to use diligent efforts to develop and commercialize compounds and products licensed under our development and license agreement with Intellikine, we could lose our license rights under that agreement, including rights to IPI-145.

Risks Associated with Our Common Stock

Our common stock may have a volatile trading price and low trading volume.

The market price of our common stock has been and could continue to be subject to significant fluctuations. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the results of our current and any future clinical trials of IPI-926, IPI-504, IPI-493, IPI-940 and our other drug candidates;

•	the results of preclinical studies and planned clinical trials of our discovery-stage programs;

•	product portfolio decisions resulting in the delay or termination of our product development programs;

•	future sales of, and the trading volume in, our common stock;

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

We are a party to a stockholder rights plan, also referred to as a poison pill, which is intended to deter a hostile takeover by making any unsolicited proposed acquisition of us more expensive and less desirable to the potential acquirer.

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

Our executive officers, directors, certain affiliates and other major shareholders control approximately 32% of our outstanding common stock and have the ability to influence the company through this ownership position. For example, as a result of this concentration of ownership, these stockholders, if acting together, may have the ability to affect the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger or similar transaction. This concentration of ownership may, therefore, harm the market price of our common stock by:

•	delaying, deferring or preventing a change in control of Infinity;

•	impeding a merger, consolidation, takeover or other business combination involving Infinity; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of Infinity.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We currently lease under two lease agreements an aggregate of approximately 73,900 square feet of laboratory and office space among three buildings located at 780, 784, and 790 Memorial Drive in Cambridge, Massachusetts. The first lease covering a total of approximately 67,000 square feet of laboratory and office space has a term ending in December 2012. We currently sublease approximately 13,000 square feet of this space under a sublease agreement that expires in December 2012. The second lease covers approximately 6,900 square feet of office space and has a term ending in December 2012 with an option to extend through October 2014. Should we require additional space, we believe that a suitable facility would be available to accommodate expansion of our operations on commercially reasonable terms.

Item 3.	Legal Proceedings

We are not a party to any material legal proceedings.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “INFI.” Prior to January 3, 2011, our common stock was traded on the NASDAQ Global Market. The following table sets forth the range of high and low sales prices on the NASDAQ Global Market of our common stock for the quarterly periods indicated, as reported by NASDAQ. Such quotations represent inter-dealer prices without retail mark up, mark down or commission and may not necessarily represent actual transactions.

	2010		2009
	High	Low	High	Low
First quarter	$6.68	$5.75	$8.87	$7.08
Second quarter	7.96	5.85	8.75	4.77
Third quarter	6.33	4.42	8.99	5.40
Fourth quarter	6.99	5.09	6.60	5.34

Holders

As of February 28, 2011, there were 130 holders of record of our common stock.

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

The graph below shows a comparison of cumulative total stockholder returns from December 31, 2005 through December 31, 2010 for our common stock, the NASDAQ Stock Market (U.S.) Index and the NASDAQ Biotechnology Index. The graph assumes that $100 was invested in our common stock and in each index on December 31, 2005, and that all dividends were reinvested. No cash dividends have been declared or paid on our common stock.

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

	Year Ended December 31,
	2010	2009	2008	2007	2006
Statement of Operations Data:
Collaborative research and development revenue:
From Purdue entities	$71,331	$50,765	$3,027	$—	$—
Other(1)	—	—	80,558	24,536	18,494
Total revenue	71,331	50,765	83,585	24,536	18,494

Operating expenses:
Research and development	99,231	77,857	47,466	33,793	35,792
General and administrative	21,070	19,456	16,837	14,034	9,464
Total operating expenses	120,302	97,313	64,303	47,827	45,256
Income (loss) from operations	(48,971)	(46,548)	19,282	(23,291)	(26,762)
Interest income (expense), net	(1,447)	744	3,321	6,393	953
Income from NIH reimbursement	—	1,745	—	—	—
Income from residual funding after reacquisition of Hsp90 program	—	12,450	1,195	—	—
Income from Therapeutic Discovery Grants	733	—	—	—	—
Debt extinguishment charge	—	—	—	—	(1,551)
Income (loss) before income taxes	(49,684)	(31,609)	23,798	(16,898)	(27,360)
Income tax benefit (expense)	700	330	—	—	(1,088)
Net income (loss)	$(48,984)	$(31,279)	$23,798	$(16,898)	$(28,448)
Earnings (loss) per common share:(2)
Basic	$(1.86)	$(1.20)	$1.18	$(0.87)	$(3.81)
Diluted	$(1.86)	$(1.20)	$1.15	$(0.87)	$(3.81)
Weighted average number of common shares outstanding:(2)
Basic	26,321,398	26,096,515	20,236,743	19,511,485	7,463,426
Diluted	26,321,398	26,096,515	20,765,536	19,511,485	7,463,426

(1)	Revenue for the year ended December 31, 2008 was impacted by the acceleration of revenue recognition for the up-front license fees received from Novartis Institutes for BioMedical Research and MedImmune, Inc.

(2)	Basic and diluted earnings (loss) per common share and weighted average number of common shares outstanding were impacted by the conversion of preferred stock and issuance of common stock in connection with the merger on September 12, 2006 between IPI and Discovery Partners International, Inc.

	As of December 31,
	2010	2009	2008	2007	2006
Selected Balance Sheet Data:
Cash, cash equivalents and available-for-sale securities, including long-term	$100,959	$130,737	$126,772	$114,189	$101,697
Working capital	75,378	119,408	119,360	97,097	121,264
Total assets	124,566	157,318	160,618	129,725	154,648
Accumulated deficit	(229,010)	(180,026)	(148,747)	(172,546)	(155,305)
Total stockholders’ equity	49,484	90,312	103,121	51,143	62,425

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. Some of the information contained in this discussion and analysis and set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the section titled “Risk Factors” in Part I—Item 1A of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Business Overview

Overview

We are a drug discovery and development company that is utilizing our strength in small molecule drug technologies to discover and develop medicines for difficult-to-treat diseases. Our discovery program has generated four clinical stage drug candidates spanning programs in the inhibition of the Hedgehog signaling pathway, heat shock protein 90, or Hsp90, chaperone system, and fatty acid amide hydrolase, or FAAH. In July 2010, we also obtained global development and commercialization rights to develop inhibitors of the delta and gamma isoforms of phosphoinositide-3-kinase, or PI3K.

Hedgehog Pathway Inhibitor Program. Our lead product candidate is IPI-926, a novel, potent, oral molecule that inhibits the Hedgehog pathway by binding to the Smoothened receptor, a protein that plays a critical role in the malignant activation of the Hedgehog pathway. We believe that Smoothened inhibition represents a significant opportunity for addressing a number of difficult-to-treat cancers by disrupting malignant activation of the Hedgehog pathway. We are actively enrolling patients in the Phase 2 portion of a Phase 1b/2 clinical trial evaluating IPI-926 in combination with gemcitabine, also known as Gemzar®, in patients with previously untreated, metastatic, pancreatic cancer and have initiated a Phase 2 clinical trial evaluating IPI-926 as a single agent in patients with metastatic or locally advanced, inoperable chondrosarcoma. We expect to present data from the Phase 1b portion of the pancreatic cancer trial later this year. We are also evaluating IPI-926 in a Phase 1 clinical trial in patients with advanced or metastatic solid tumors, including patients with basal cell carcinoma, or BCC. Preliminary data from this trial were presented at the European Society for Medical Oncology Congress in October 2010 and we expect to present follow-up data at a medical meeting later in 2011. Mundipharma International Corporation Limited, or Mundipharma, has commercialization rights outside of the United States for products arising out of our Hedgehog pathway inhibitor program.

Hsp90 Chaperone Inhibitor Program. Our next most advanced program is directed at Hsp90 which is emerging as a major therapeutic target of interest for the treatment of a broad range of cancers. Inhibition of the Hsp90 chaperone knocks out a critical source of support for cancer cells, leading to tumor growth inhibition and cancer cell death. Thus, Hsp90 chaperone inhibition may represent an important approach to treating certain cancers. Our lead Hsp90 inhibitor, IPI-504, is a novel, small molecule, semi-synthetic analog of the natural product geldanamycin that is delivered as a water-based, intravenous infusion. IPI-504 is currently being evaluated in two ongoing clinical trials, both of which are focused on patients with non-small cell lung cancer, or NSCLC. One trial is a Phase 1b trial in combination with docetaxel, also known as Taxotere®, that initially enrolled patients with advanced solid tumors and expanded in 2009 to focus on patients with advanced NSCLC. The second trial is an investigator sponsored trial in NSCLC patients with anaplastic lymphoma kinase, or ALK, gene rearrangements. We anticipate reporting final data from the Phase 1b trial during 2011. We also expect to present data from a completed Phase 2 clinical trial evaluating IPI-504 in combination with Herceptin® (trastuzumab) in patients with HER2-positive metastatic breast cancer at a medical meeting in 2011.

In parallel with the development of IPI-504, we are pursuing development of IPI-493, a proprietary, orally available inhibitor of Hsp90. IPI-493 has demonstrated anti-tumor activity in multiple preclinical models of human cancer, including NSCLC, breast cancer, colon cancer, and hematological malignancies. We are evaluating IPI-493 in two Phase 1, dose escalation studies to determine the optimal dose and schedule for future development.

In 2011,we anticipate reporting data from our Hsp90 program and announcing a path forward based on data from our ongoing clinical trials and relevant preclinical studies. We have worldwide development and commercialization rights for our Hsp90 chaperone inhibitor program.

PI3K Inhibitor Program. In July 2010, we entered into a development and license agreement with Intellikine, Inc., or Intellikine, under which we obtained global development and commercialization rights to Intellikine’s portfolio of inhibitors targeting the delta and/or gamma isoforms of PI3K. We believe that specifically targeting PI3Kdelta and PI3Kgamma may provide multiple opportunities to develop differentiated therapies against inflammatory and autoimmune diseases as well as hematologic cancers. Our lead compound in this program, IPI-145, is an orally-available, small molecule, dual-selective inhibitor of PI3Kdelta and PI3Kgamma. IPI-145 has demonstrated activity in several preclinical models of inflammation. We intend to commence clinical development of IPI-145 in the second half of 2011. Mundipharma has commercialization rights outside of the United States for products arising from our PI3K inhibitor program.

FAAH Inhibitor Program. Finally, we have a program directed toward fatty acid amide hydrolase, or FAAH. It is believed that inhibition of FAAH may enable the body to bolster its own analgesic and anti-inflammatory response, and may have applicability in a broad range of painful or inflammatory conditions. The lead compound in our FAAH program is IPI-940, a novel, orally available inhibitor of FAAH with potential application for the treatment of a broad range of painful or inflammatory conditions. In October 2010, we reported top-line data from a Phase 1 randomized clinical trial of IPI-940 in 48 healthy adult volunteers demonstrating marked FAAH inhibition and increased anandamide levels. In addition, IPI-940 was well tolerated, with no observed dose-limiting toxicities or clinically significant changes in clinical laboratory values, vital signs or electrocardiogram parameters. Additional Phase 1 development of IPI-940 is ongoing.

In October 2010, Mundipharma and its independent associated company Purdue Pharmaceutical Products L.P., or Purdue, exercised their rights to assume worldwide development and commercialization activities for products arising out of the FAAH program and will fund 100% of all subsequent research, development and commercialization expenses. We anticipate completing transition activities for the FAAH program in 2011 to facilitate Phase 2 clinical trials in pain by Purdue.

Collaboration Agreements

Purdue and Mundipharma.

In November 2008, we entered into strategic alliance agreements with each of Purdue and Mundipharma to develop and commercialize pharmaceutical products. The alliance currently includes product candidates that inhibit or target the Hedgehog pathway, FAAH, PI3K, and product candidates arising out of all our discovery projects in all disease fields that are conducted during a prescribed “funded discovery period”. In December 2010, Mundipharma exercised an option to extend the duration of the funded discovery period through December 31, 2012 and Mundipharma has the option to extend this period for an additional year. Our Hsp90 program is expressly excluded from the alliance. The agreement with Purdue is focused on the development and U.S. commercialization of products targeting FAAH. The agreement with Mundipharma is focused on the development and commercialization outside of the United States of all products and product candidates covered by the alliance, including those targeting FAAH. Following entry into the strategic alliance agreements in November 2008, we consider Mundipharma, Purdue and associated entities to be related parties for financial reporting purposes because of their equity ownership in our company.

Under the strategic alliance agreements, we have responsibility and decision-making authority for the performance of early discovery projects and the development of all product candidates on a worldwide basis. There are no joint steering or similar committees for the alliance. In October 2010, Mundipharma and Purdue exercised their rights to assume worldwide development and commercialization activities for products arising out of the FAAH program and will fund 100% of all subsequent research, development and commercialization expenses. For the remaining programs included in the alliance, Mundipharma is obligated to pay 100% of our contractually budgeted amounts for research and development expenses incurred by us until the later of December 31, 2013 and the commencement of the first Phase 3 clinical trial of such product candidate, which we refer to as the “transition date”. The contractually budgeted amount for the period between November 19, 2008 and December 31, 2009 was $50 million and the contractually budgeted amounts for the year ended December 31, 2010 was $65 million. The contractually budgeted amounts for 2011 and 2012 are $85 million and $110 million, respectively. Any activities we conduct related to the transition of the FAAH program to Purdue and Mundipharma will be reimbursed in addition to the contractually budgeted amount. We recognized $2.0 million in revenue related to reimbursed research and development services for the transition of the FAAH program for the year ended December 31, 2010. The transition of the FAAH program and the associated revenue for reimbursed research and development services will continue into the fiscal year ended December 31, 2011. For the remaining programs in the alliance, we have the right to exceed the contractually budgeted amount at our own expense, which we did in 2010 due primarily to the license of our PI3K inhibitor program, and which we expect to be the case in 2011 on account of enhanced clinical trial activities for IPI-926 and the commencement of clinical development of IPI-145. After the transition date for each product candidate, we will share with Mundipharma all research and development costs for such product candidate equally. We are recognizing revenue for reimbursed research and development services we perform for Mundipharma and Purdue. We recognized $67.0 million, $46.5 million and $2.7 million in such revenue in the years ended December 31, 2010, 2009 and 2008, respectively.

In December 2010, we amended our strategic alliance agreement with Mundipharma. Under the original agreement Mundipharma had the right to opt out of any early discovery project or any preclinical or clinical development program on an annual basis in November of each year. In the event of an opt-out decision, Mundipharma would continue to provide funding for, in the aggregate, 100% of our contractually budgeted research and development expenses for all programs included in the alliance for the calendar year following the date of such opt out. Under the amendment, these time-based decisions have been modified to become event-based for the Hedgehog program only. Mundipharma will continue to have time-based annual opt-out rights in November of each year for the other programs in the alliance.

Under the amendment, Mundipharma’s next funding commitment for the Hedgehog program must be made by the 30th day following the outcome of an end-of-Phase 2 meeting with the U.S. Food and Drug Administration pertaining to the ongoing clinical trial of IPI-926 in patients with pancreatic cancer (or, if the end-of-Phase 2 meeting is not held by November 1, 2013, then by November 30, 2013). Mundipharma is obligated to fully fund the Hedgehog program until it is required to make this further commitment. If Mundipharma elects to opt-out of continued development funding at this time, then Mundipharma would be obligated to make an immediate payment of $23.65 million to us, which we can use on any research or development program in the alliance. In addition, Mundipharma would be obligated to reimburse us for up to $23.65 million of additional expenses incurred during 2013 that are associated with the completion of Phase 2 clinical trials of IPI-926 that are ongoing at the time of the opt-out, so that aggregate residual funding could total $47.3 million. If Mundipharma elects to continue participation in the Hedgehog program when it makes its next commitment, Mundipharma would thereafter have the annual November opt-out right, and one-year residual funding obligation, contained in the original agreement.

In addition, we and Mundipharma each have the right to opt out of continued development of a product candidate after it has reached the transition date, with a one year tail funding obligation for 50% of post-transition date research and development expenses for the product candidate. If a party exercises its right to opt out of the development of a product or product candidate after the transition date, the other party may elect to continue the development and assume responsibility for the worldwide commercialization of such product or product candidate, subject to the payment of a royalty.

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

If we in-license any product or product candidate during the funded discovery period for which GLP (Good Laboratory Practice) toxicology studies have been initiated and commercialization rights outside of the United States are available for grant by us to Mundipharma, Mundipharma will have the option to include such in-licensed product or product candidate in the alliance by paying us a prescribed percentage of the up-front license fee or other acquisition cost, which percentage could be up to 60% of such fee or cost, in order for Mundipharma to obtain commercialization rights for such in-licensed product or product candidate in all countries outside of the United States, and by funding research and development costs in the same manner as products or product candidates arising out of our internal discovery programs. The agreement with Mundipharma provides for the agreed-upon research and development budgets to be updated to reflect the inclusion of any in-licensed products or product candidates. There will be no royalties paid between the parties on in-licensed candidates. If we in-license any product or product candidate during the funded discovery period for which GLP toxicology studies have not been initiated, as we did with our PI3K program in 2010, such products are automatically included in the alliance as having arisen out of our internal discovery projects within the then-existing contractually budgeted amounts.

Except with respect to products that have been in-licensed by us, for which no royalties will be payable between the parties, we are obligated to pay Mundipharma a 5% royalty on net sales of the commercialized products until such time as Mundipharma has recovered all research and development expenses paid to us under the research program prior to the applicable transition date. After such cost recovery, we are obligated to pay a tiered, 1% to 3% royalty on U.S. net sales of those products. For products in which Mundipharma has opted-out of development prior to the transition date, we are obligated to pay royalties of 1% to 5% of worldwide net sales as a function of the stage of development of the applicable product candidate at the time of opt-out. For products in which either party has opted-out of development following the transition date, the commercializing party is obligated to pay the other party a 5% royalty on net sales. Mundipharma is obligated to pay us a tiered, 10% to 20% royalty on annual net sales outside of the United States of each product arising out of the alliance, and Purdue is obligated to pay us a tiered, 10% to 20% royalty on annual net sales of FAAH products in the United States. Royalties are payable until the later to occur of the last-to-expire of specified patent rights and the expiration of non-patent regulatory exclusivities in a country, provided that if royalties are payable solely on the basis of non-patent regulatory exclusivity, each of the rates above is reduced by one-half. In addition, all royalties payable under the strategic alliance agreements, whether by us, Purdue or Mundipharma, are subject to reduction on account of third party royalty payments or patent litigation damages or settlements, with any such reductions capped at 50% of the amounts otherwise payable during the applicable royalty payment period. Each of the strategic alliance agreements expire when the parties thereto have no further obligations to each other thereunder. Either party may terminate the strategic alliance agreement to which it is a party on 60 days’ prior written notice if the other party materially breaches the agreement and fails to cure such breach within the 60-day notice period. The agreements may also be terminated by Purdue or Mundipharma in the event of a change in control of Infinity or in the event that, during the funded discovery period, either Adelene Perkins or Julian Adams is no longer a full-time executive of Infinity. Upon termination of either strategic alliance agreement by us or either Purdue or Mundipharma, either party to the other strategic alliance agreement may terminate that agreement.

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

For the fiscal year ended December 31, 2008, we recorded $41.1 million as deferred revenue associated with the grant of rights and licenses to Mundipharma and Purdue in November 2008. This amount was comprised of $23.8 million for the excess of the amount paid by Purdue and PPLP for our common stock ($11.25 per share) over the closing market price on the day before the first equity closing ($5.29 per share) and $17.3 million representing the fair value of the PPLP’s commitment to extend a line of credit at below market terms (the loan commitment asset) as discussed below. In 2008, we considered our obligation, absent material adverse changes, to issue Purdue and PPLP the second closing securities to be a forward contract with immaterial intrinsic value, which was recorded in stockholders’ equity. This forward contract closed in January 2009 upon the issuance of the second closing securities. In January 2009, we recorded an additional $18.2 million as deferred revenue associated with the grant of rights and licenses to Mundipharma and Purdue, representing the excess of the $30 million paid by Purdue and PPLP for the second closing securities over the fair market value of these securities ($5.29 per share for the common stock and approximately $1.3 million for the warrants) as of the day before the first equity closing.

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

The extension of the line of credit at an interest rate below our incremental borrowing rate represented the transfer of additional value to us in the arrangement. As such, we recorded the fair value of the line of credit of $17.3 million as a loan commitment asset on our balance sheet in 2008. We began amortizing this asset to interest expense over the life of the loan arrangement, or 10 years, on April 1, 2009. We recorded approximately $1.7 million and $1.3 million of related amortization expense for the years ended December 31, 2010 and 2009, respectively. Beginning with the fiscal year ended December 31, 2008 we recorded the offset to the loan commitment asset to deferred revenue. As of December 31, 2010, no amounts have been borrowed under this line of credit.

Since the shares of our common stock were purchased by Purdue and PPLP at a premium to the closing stock price on November 19, 2008, and the fair value of the rights and licenses transferred as part of the collaboration arrangement could not be reliably determined, we have attributed the premium over the closing price of our common stock using the residual method to the grant of rights and licenses to Mundipharma and Purdue. In addition, we have attributed the value of the loan commitment asset of $17.3 million using the residual method to the grant of rights and licenses to Mundipharma and Purdue. There is no obligation for us to repay the $59.3 million allocated to the grant of rights and licenses and we are recognizing the deferred revenue ratably over 14 years, which is our estimated period of performance under the arrangement. We will periodically review this estimate and make adjustments as facts and circumstances dictate. We recognized $4.3 million, $4.3 million and $0.3 million in such revenue in the years ended December 31, 2010, 2009 and 2008, respectively.

Intellikine. In July 2010, we entered a development and license agreement with Intellikine under which we obtained rights to discover, develop and commercialize pharmaceutical products targeting the delta and/or gamma isoforms of PI3K, including IPI-145. We paid Intellikine a $13.5 million upfront license fee. The entirety of this fee is included as research and development expense in the year ended December 31, 2010, although $8.5 million of this fee was paid in January 2011. In addition, we provide financial support for research activities that may be conducted by Intellikine under a two year research program to identify additional novel delta, gamma and dual delta/gamma-specific inhibitors of PI3K for future development. We are recognizing these costs as research and development expense as they are incurred. We may extend the research program for an additional year upon written notice to Intellikine at least 180 days prior to the last day of the initial two-year research term. We are also obligated to pay up to $25 million in success-based milestones for the development of two distinct product candidates, and up to $450 million in success-based milestones for the approval and commercialization of two distinct products. In addition, we are obligated to pay Intellikine tiered royalties ranging from single digits to low teens upon successful commercialization of products licensed to us, which are payable until the later to occur of the last-to-expire of specified patent rights and the expiration of non-patent regulatory exclusivities in a country, subject to reduction in certain circumstances.

Under the agreement, we obtained rights to direct all development and commercialization activities worldwide for products arising from the agreement for all therapeutic indications. Mundipharma, pursuant to its strategic alliance agreement with us, has commercialization rights outside the United States for products arising out of our PI3K inhibitor program. For a product directed primarily to an oncology indication, Intellikine will have the option, at the end of Phase 2 clinical development and upon payment of an option fee, to convert its royalty interest in U.S. sales into the right to share in 50% of profits and losses on U.S. development and commercialization, and to participate in up to 30% of the detailing effort for these products in the United States.

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

MedImmune/AZ. Prior to December 2008, we had been a party to a product development and commercialization agreement with MedImmune, Inc., a division of AstraZeneca plc, or MedImmune/AZ, to jointly develop and commercialize cancer drugs targeting Hsp90 and the Hedgehog pathway. This agreement was a cost sharing arrangement in which we shared development costs equally with MedImmune/AZ. In November 2007, we regained from MedImmune/AZ worldwide development and commercialization rights under our Hedgehog pathway program on a royalty-free basis. In December 2008, we regained from MedImmune/AZ worldwide development and commercialization rights under our Hsp90 chaperone inhibitor program. In January 2009, we reached an agreement with MedImmune/AZ to settle the residual funding obligation remaining for 2009 through lump-sum payments totaling $12.5 million, which were recorded as income from residual funding after reacquisition of Hsp90 program (a component of other income) in the year ended December 31, 2009. We received $12.5 million in cash from MedImmune/AZ in the year ended December 31, 2009.

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

Other Income and Expense

Interest expense and other interest and investment income typically consists of interest earned on cash, cash equivalents and available-for-sale securities, net of interest expense, and amortization of warrants. Interest expense includes amortization of the loan commitment asset from PPLP starting on April 1, 2009. Reimbursable amounts from MedImmune/AZ incurred following the reacquisition of the Hsp90 program in December 2008 were recorded as income from residual funding, which is included in other income and expense.

Critical Accounting Policies and Significant Judgments and Estimates

The following discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, accrued expenses, assumptions in the valuation of stock-based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. We believe that the following accounting policies and estimates are most critical to aid you in understanding and evaluating our reported financial results. Please refer to note 3 to our consolidated financial statements for a description of our significant accounting policies.

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

Research and Development Expense

Research and development expense consists of expenses incurred in performing research and development activities, including salaries and benefits, facilities expenses, overhead expenses, materials and supplies, preclinical expenses, clinical trial and related clinical manufacturing expenses, costs associated with the licensing of research and development programs, stock-based compensation expense, contract services, and other outside expenses. We expense research and development costs as they are incurred. We have entered into certain collaboration agreements in which expenses are shared with the collaborator, others in which we are reimbursed for work performed on behalf of the collaborator, and another in which we reimburse the collaborator for work it has performed. We record all of our expenses as research and development expense. If the arrangement is a cost-sharing arrangement and there is a period during which we receive payments from the collaborator, we record payments from the collaborator for its share of the development effort as a reduction of research and development expense. If the arrangement is a cost-sharing arrangement and there is a period during which we make payments to the collaborator, we record our payments to the collaborator for its share of the development effort as additional research and development expense. If the arrangement provides for reimbursement of research and development expenses, as is the case with our alliance with Mundipharma and Purdue, we record the reimbursement as revenue. If the arrangement provides for us to reimburse the collaborator for research and development expenses, as is the case with our agreement with Intellikine, we record the reimbursement as research and development expense.

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

New Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update No. 2010-17, Milestone Method of Revenue Recognition (“ASU No. 2010-17”), which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Prior to the issuance of ASU No. 2010-17, authoritative guidance on the use of the milestone method did not exist. ASU No. 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010 with early adoption permitted. Alternatively, ASU No. 2010-17 can be adopted retrospectively for all prior periods. We do not expect the adoption of ASU No. 2010-17 to have a material impact on our financial statements or results of operations.

In October 2009, the FASB issued Accounting Standard Update No. 2009-13, Multiple-Element Revenue Arrangements (“ASU No. 2009-13”), which updates the existing multiple-element revenue arrangements guidance currently included in Accounting Standards Codification No. 605-25 in two ways. The first change relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. This is significant as it will likely result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. ASU No. 2009-13 also significantly expands the disclosures required for multiple-element revenue arrangements. ASU No. 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. We do not expect the adoption of ASU No. 2009-13 to have a material impact on our financial statements or results of operations.

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2010, 2009 and 2008, in thousands, together with the change in each item as a percentage.

	2010	% Change	2009	% Change	2008
Revenue	$71,331	41%	$50,765	(39)%	$83,585
Research and development expense	(99,231)	27%	(77,857)	64%	(47,466)
General and administrative expense	(21,070)	8%	(19,456)	16%	(16,837)
Interest expense	(1,910)	47%	(1,300)	6,090%	(21)
Interest and investment income	463	(77)%	2,044	(39)%	3,342
Income from settlement with NIH	—	(100)%	1,745	—	—
Income from residual funding after reacquisition of Hsp90 program	—	(100)%	12,450	942%	1,195
Income from Therapeutic Discovery Grants	733	—	—	—	—
Income tax benefit	700	112%	330	—	—

Revenue

Our revenue during the year ended December 31, 2010 consisted of approximately:

•

$67.0 million related to reimbursed research and development services we performed under our strategic alliance entered into with Mundipharma and Purdue in November 2008, which includes $2.0 million related to the transition of our FAAH program to Mundipharma and Purdue; and

•	$4.3 million related to the amortization of the deferred revenue associated with the grant of rights and licenses under our strategic alliance with Mundipharma and Purdue.

Our revenue during the year ended December 31, 2009 consisted of approximately:

•	$46.5 million related to reimbursed research and development services we performed under our strategic alliance entered into with Mundipharma and Purdue in November 2008; and

•	$4.3 million related to the amortization of the deferred revenue associated with the grant of rights and licenses under our strategic alliance with Mundipharma and Purdue.

Our revenue during the year ended December 31, 2008 consisted of approximately:

•	$56.7 million associated with the amortization and acceleration of the up-front license fee received from MedImmune/AZ;

•	$15.0 million related to a milestone payment from MedImmune/AZ upon initiation of our Phase 3 trial of IPI-504 in patients with GIST;

•

$8.1 million related to the amortization and acceleration of the non-refundable license fee, and $0.8 million related to the reimbursable research and development services we performed, under a former research collaboration with Novartis; and

•	$2.7 million related to reimbursed research and development services we performed under our strategic alliance with Mundipharma and Purdue.

In the absence of any business development activities that generate revenue, we currently expect that all of our revenue in 2011 will be derived from reimbursed research and development services and amortization of deferred revenue under our alliance with Purdue and Mundipharma.

Research and Development Expense

Research and development expenses represented approximately 82% of our total operating expenses for the year ended December 31, 2010, 80% of our total operating expenses for the year ended December 31, 2009, and 74% of our total operating expenses for the year ended December 31, 2008.

The increase in research and development expense for the year ended December 31, 2010 compared to the year ended December 31, 2009 is primarily attributable to:

•

an up-front license fee of $13.5 million related to in-licensing our PI3K program from Intellikine and $1.2 million of related reimbursement for research and development services performed by Intellikine;

•	an increase of $2.8 million in compensation and benefits, which was primarily driven by annual base salary increases and an increase in our contingent cash compensation program;

•	an increase of $2.7 million in clinical expenses as our Hedgehog and FAAH programs have advanced; and

•	an increase of $1.2 million in consulting expenses primarily related to our Hedgehog and FAAH programs.

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

We began to track and accumulate costs by major program starting on January 1, 2006. The following table sets forth our estimates of research and development expenses, by program, over the last three years and cumulatively from January 1, 2006 to December 31, 2010. These expenses primarily relate to payroll and related expenses for personnel working on the programs, process development and manufacturing, preclinical toxicology studies, clinical trial costs and allocated costs of facilities. From August 2006 through December 2008, our Hsp90 chaperone inhibitor program was conducted in collaboration with MedImmune/AZ, and from August 2006 through November 2007, our Hedgehog pathway inhibitor program was conducted in collaboration with MedImmune/AZ. Under this collaboration, we shared research and development expenses equally with MedImmune/AZ. Pursuant to our cost-sharing agreement, reimbursable amounts from MedImmune/AZ were credited to research and development expenses for our Hsp90 program through December 10, 2008 and for our Hedgehog pathway inhibitors program through May 31, 2008. The expenses for the Hsp90 chaperone inhibitor and Hedgehog pathway inhibitor programs include credits of approximately $16.7 million for the year ended December 31, 2008.

(Dollars in Millions) Program	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008	January 1, 2006 to December 31, 2010
Hedgehog pathway inhibitor	$33.4	$22.8	$10.8	$80.3
Hsp90 chaperone inhibitor	13.9	32.7	20.4	87.5
FAAH inhibitor	18.7	9.4	—	28.1
PI3K Inhibitor*	18.0	—	—	18.0
Bcl-2	—	—	0.6	9.5

*	Includes a license fee of $13.5 million

We expect expenses for our Hedgehog pathway inhibitor program to increase as we seek to make progress in the clinical development of IPI-926. We also expect expenses for our PI3K inhibitor program to increase as we anticipate commencing clinical development in 2011. In addition, we expect expenses for our FAAH program to decrease as we transition the development activities to Purdue and Mundipharma. For these and other reasons, we do not believe that the historical costs associated with our lead drug development programs are indicative of the future costs associated with these programs or represent what any other future drug development program we initiate may cost. Due to the variability in the length of time and scope of activities necessary to develop a drug candidate, uncertainties related to cost estimates and our ability to obtain marketing approval for our drug candidates, accurate and meaningful estimates of the total costs required to bring our product candidates to market are not available.

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

General and Administrative Expense

The increase in general and administrative expense for the year ended December 31, 2010 as compared to the year ended December 31, 2009 is primarily attributable to:

•

an increase of $2.0 million in compensation and benefits, including stock-based compensation expense for general and administrative employees, which was primarily driven by an increase in accrued amounts under our contingent cash compensation program as well as stock-based compensation expense related to the transition of our executive chair to non-employee chair; and

•	an increase of $0.6 million in legal expenses, principally related to patent expenses including our newly acquired PI3K program; and

•	a decrease of $1.2 million in consulting expenses, principally related to a decrease in early commercial development activities.

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

Interest Expense

Interest expense increased for the year ended December 31, 2010 compared to the years ended December 31, 2009 and 2008 primarily as a result of amortizing the loan commitment asset from Purdue. We expect interest expense in 2011 to be comparable to 2010.

Interest and Investment Income

Interest and investment income decreased in the year ended December 31, 2010 as compared to the year ended December 31, 2009 primarily as a result of lower yields on our cash equivalents and available-for-sale securities. We expect interest and investment income in 2011 to be comparable to 2010.

Interest and investment income decreased in the year ended December 31, 2009 as compared to the year ended December 31, 2008 primarily as a result of lower yields on our cash equivalents and available-for-sale securities.

Income from Therapeutic Discovery Grants

During the year ended December 31, 2010, we received tax grants aggregating $0.7 million under the U.S. Government’s Qualifying Therapeutic Discovery Project program for qualified expenses related to our Hedgehog, Hsp90 and FAAH programs.

Income from NIH Reimbursement

During the year ended December 31, 2009, we received $1.7 million from the National Institutes of Health, or NIH, relating to contract work performed by Discovery Partners International, Inc. from August 2004 through June 2006. We do not expect any such income in future periods.

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

Income Tax Benefit

During the year ended December 31, 2010, we recorded an income tax benefit of $0.7 million because an uncertain tax position we took in a prior year was no longer subject to examination due to the expiration of the statute of limitations. We realized an income tax benefit of approximately $0.3 million for the year ended December 31, 2009 primarily due to the Worker, Homeownership, and Business Assistance Act of 2009. This law contains a provision that permits companies to carry back certain 2008 or 2009 net operating losses for a period of up to five years and receive a benefit for prior tax expense.

Liquidity and Capital Resources

We have not generated any revenue from the sale of drugs to date, and we do not expect to generate any such revenue for the next several years, if at all. We have instead relied on the proceeds from sales of equity securities, interest on investments, license fees, expense reimbursement under our collaborations, milestone payments, contract service payments and debt to fund our operations. Our available-for-sale debt securities primarily trade in liquid markets, and the average days to maturity of our portfolio, as of December 31, 2010, is less than six months. Because our product candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability.

Our significant capital resources are as follows (in thousands):

	December 31, 2010	December 31, 2009
Cash, cash equivalents and available-for-sale securities including long term	$100,959	$130,737
Working capital	75,378	119,408

	Years ended December 31,
	2010	2009	2008
Cash (used in) provided by:
Operating activities	$(26,585)	$(4,757)	$(10,422)
Investing activities	30,480	(7,496)	(18,184)
Capital expenditures (included in investing activities above)	(1,949)	(2,528)	(1,392)
Financing activities	235	11,966	22,016

Cash Flows

The principal use of cash in operating activities in all periods presented was our net spending on our research and development programs; that is, investments in research and development that are not reimbursed by our strategic alliance partners. Currently, spending on all of our research and development programs other than our Hsp90 program are reimbursed by Purdue and Mundipharma up to a contractually specified annual cap, which was $65 million in 2010 and is $85 million in 2011. Other than the income from residual funding of $12.5 million in 2009, we have not been reimbursed for any of our investments in the Hsp90 program since we reacquired the program from MedImmune/AZ in December 2008. In addition, we exceeded the contractually budgeted amount for 2010 research and development funding from Purdue and Mundipharma due primarily to the license of our PI3K inhibitor program from Intellikine. Our cash used in operating activities for the period ended December 31, 2010 includes a $5 million license payment for our PI3K program. In addition, the change in accounts payable, accrued expenses and other liabilities for the year ended December 31, 2010 includes an additional license payment of $8.5 million paid in January 2011 for our PI3K program as well as an increase in our contingent cash compensation program and an increase to our clinical studies accrual. The change in deferred revenue for the year ended December 31, 2010 is primarily due to the amortization of $4.3 million to license revenue. Cash flows from operations in future periods can vary significantly due to the level of research and development reimbursement or future collaboration arrangements. For example, in 2011, we expect to exceed the contractually budgeted amount for research and development funding from Purdue and Mundipharma.

In November 2008, we entered into strategic alliances with Mundipharma and Purdue and issued four million shares of our common stock to Purdue and one of its independent associated companies for cash proceeds of $45.0 million. Of this amount, the shares were recorded at $21.2 million, which represents the fair market value of our issued common stock and recorded in our cash flows from financing activities and $23.8 million was accounted for as an up-front license fee in deferred revenue and recorded in our cash flows from operating activities. During January 2009, we issued to Purdue and one of its independent associated companies an aggregate of two million shares of our common stock and warrants to purchase up to six million shares of our common stock for cash proceeds of $30.0 million. These securities were recorded at their fair value of $11.8 million and reflected as cash flows from financing activities. The balance of $18.2 million was accounted for as an up-front license fee in deferred revenue and recorded in our cash flows from operating activities. During the year ended December 31, 2009, we collected all of our unbilled receivables from Purdue, Mundipharma and MedImmune/AZ.

Our reacquisition of the Hsp90 program from MedImmune/AZ in December 2008 resulted in a $56.7 million decrease in deferred revenue. In February 2008, Novartis chose not to exercise its options for two one-year extensions of the research period under our Bcl collaboration, resulting in an $8.1 million decrease in deferred revenue.

Our investing activities for the years ended December 31, 2010, 2009 and 2008 include the purchase of and proceeds from maturities and sales of available-for-sale securities and purchases of property and equipment. Net cash provided by investing activities for the year ended December 31, 2010 included $201.1 million in purchases of available-for-sale securities, proceeds of $226.3 million from maturities of available-for-sale securities and proceeds of $7.2 million from sales of available-for-sale securities. Capital expenditures in the year ended December 31, 2010 of $1.9 million primarily consisted of laboratory equipment and software.

We will need substantial additional funds to support our planned operations. We expect to receive up to $85.0 million and $110.0 million in contractually committed research and development funding under our strategic alliance with Mundipharma for the years ended December 31, 2011 and 2012, respectively. In the absence of additional funding or business development activities and based on our current operating plans, we expect that our current cash and investments, together with research and development funding from Purdue and Mundipharma and the $50.0 million line of credit that has been made available to us by PPLP, are sufficient to fund our planned operations into 2014. We expect to draw down on the $50.0 million line of credit by March 31, 2012. We may, however, need to raise additional funds before that date if our research and development expenses exceed our current expectations, if we do not receive the payments we expect to receive from Mundipharma and Purdue, if we acquire a third party or if we acquire or license rights to additional drug candidates or new technologies from one or more third parties. We may need to raise additional funds for other reasons, including if:

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

Contractual Obligations

As of December 31, 2010, we had the following contractual obligations:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	2011	2012	2013	2014	2015	2016 and beyond
Capital lease, including interest	$6	$6	$—	$—	$—	$—	$—
Software contract obligation	165	140	25	—	—	—	—
License fee to Intellikine	8,500	8,500	—	—	—	—	—
Operating lease obligations	9,854	5,068	4,786	—	—	—	—

Total contractual cash obligations	$18,525	$13,714	$4,811	$—	$—	$—	$—

The above table does not include contracts with contract research organizations as they are generally cancellable, with notice, at our option.

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

A hypothetical 100 basis point increase in interest rates would result in an approximate $467,000 decrease in the fair value of our investments as of December 31, 2010, as compared to an approximate $446,000 decrease as of December 31, 2009. We have the ability to hold our fixed income investments until maturity and, therefore, we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Infinity Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Infinity Pharmaceuticals, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Infinity Pharmaceuticals, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Infinity Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts

March 16, 2011

INFINITY PHARMACEUTICALS, INC.

Consolidated Balance Sheets

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$20,416,997	$16,287,229
Available-for-sale securities	79,804,921	113,758,778
Notes receivable from employees	35,057	55,059
Prepaid expenses and other current assets	2,872,000	3,511,968

Total current assets	103,128,975	133,613,034
Property and equipment, net	5,147,545	5,694,150
Loan commitment asset from Purdue entities, net	14,288,175	16,020,075
Long-term available-for-sale securities	736,739	690,506
Notes receivable from employees	16,717	38,036
Restricted cash	1,122,633	1,146,788
Other assets	125,138	115,244

Total assets	$124,565,922	$157,317,833

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,606,303	$1,441,231
Accrued expenses	20,363,884	8,549,382
Deferred revenue from Purdue entities	4,780,418	4,214,260

Total current liabilities	27,750,605	14,204,873
Deferred revenue from Purdue entities, less current portion	46,361,745	50,576,445
Other liabilities	970,057	2,224,713

Total liabilities	75,082,407	67,006,031
Commitments and contingencies (note 12)

Stockholders’ equity:
Preferred Stock, $.001 par value; 1,000,000 shares authorized, no shares issued and outstanding at December 31, 2010 and 2009	—	—
Common Stock, $.001 par value; 100,000,000 shares authorized, and 26,519,217 and 26,238,954 shares issued and outstanding, at December 31, 2010 and December 31, 2009, respectively	26,519	26,239
Additional paid-in capital	278,412,580	270,274,176
Accumulated deficit	(229,009,563)	(180,025,904)
Accumulated other comprehensive income	53,979	37,291

Total stockholders’ equity	49,483,515	90,311,802

Total liabilities and stockholders’ equity	$124,565,922	$157,317,833

The accompanying notes are an integral part of these consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Consolidated Statements of Operations

	Years Ended December 31,
	2010	2009	2008
Collaborative research and development revenue:
From Purdue entities	$71,330,987	$50,765,462	$3,027,063
Other	—	—	80,558,125

Total revenue	71,330,987	50,765,462	83,585,188

Operating expenses:
Research and development	99,231,414	77,856,836	47,466,410
General and administrative	21,070,279	19,456,341	16,836,541

Total operating expenses	120,301,693	97,313,177	64,302,951

Income (loss) from operations	(48,970,706)	(46,547,715)	19,282,237

Other income (expense):
Interest expense	(1,909,726)	(1,300,184)	(21,368)
Income from NIH reimbursement	—	1,745,386	—
Income from residual funding after reacquisition of Hsp90 program	—	12,450,000	1,195,586
Income from Therapeutic Discovery Grants	733,438	—	—
Interest and investment income	463,014	2,044,430	3,342,424

Total other income (expense)	(713,274)	14,939,632	4,516,642

Income (loss) before income taxes	(49,683,980)	(31,608,083)	23,798,879
Income tax benefit	700,321	329,566	—

Net income (loss)	$(48,983,659)	$(31,278,517)	$23,798,879

Earnings (loss) per common share:
Basic	$(1.86)	$(1.20)	$1.18

Diluted	$(1.86)	$(1.20)	$1.15

Weighted average number of common shares outstanding:
Basic	26,321,398	26,096,515	20,236,743

Diluted	26,321,398	26,096,515	20,765,536

The accompanying notes are an integral part of these consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2010	2009	2008
Operating activities
Net income (loss)	$(48,983,659)	$(31,278,517)	$23,798,879
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	2,183,997	2,153,916	1,971,937
Stock-based compensation including 401(k) match	7,883,519	7,037,253	5,840,065
Gain on sale and disposals of property and equipment	—	(79,256)	(56,620)
Gain on sale of available-for-sale securities	—	(28,051)	(107,313)
Net (accretion) amortization of available-for-sale securities	1,496,004	129,973	(1,753,531)
Impairment of available-for-sale securities	—	15,666	49,428
Impairment of property and equipment	311,200	—	84,219
Amortization of loan commitment asset from Purdue entities	1,731,900	1,298,925	—
Other, net	79,653	60,196	55,114
Changes in operating assets and liabilities:
Accounts receivable and unbilled accounts receivable	—	7,414,570	(2,314,334)
Prepaid expenses and other assets	599,134	(1,075,479)	74,063
Accounts payable, accrued expenses and other liabilities	11,761,744	(4,380,234)	3,229,754
Deferred revenue	(3,648,542)	13,974,116	(41,294,078)

Net cash used in operating activities	(26,585,050)	(4,756,922)	(10,422,417)

Investing activities
Purchases of property and equipment	(1,948,592)	(2,527,627)	(1,392,377)
Proceeds from sale of property and equipment	—	79,256	57,113
Purchases of available-for-sale securities	(201,094,734)	(166,565,338)	(172,033,407)
Proceeds from maturities of available-for-sale securities	226,283,903	125,375,803	137,134,757
Proceeds from sales of available-for-sale securities	7,239,262	36,141,736	18,050,075

Net cash provided by (used in) investing activities	30,479,839	(7,496,170)	(18,183,839)

INFINITY PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows—(Continued)

	Years Ended December 31,
	2010	2009	2008
Financing activities
Proceeds from issuance of common stock to Purdue entities	$—	$11,830,000	$21,160,000
Proceeds from issuances of common stock related to stock incentive plans	224,796	201,726	713,115
Repurchase of common stock	—	—	(8,115)
Release of restricted cash	26,642	—	564,986
Payments on equipment loan and other debt	—	—	(373,403)
Capital lease payments	(6,459)	(5,954)	(10,499)
New employee loans	(10,000)	(60,000)	(30,000)

Net cash provided by financing activities	234,979	11,965,772	22,016,084

Net increase (decrease) in cash and cash equivalents	4,129,768	(287,320)	(6,590,172)
Cash and cash equivalents at beginning of period	16,287,229	16,574,549	23,164,721

Cash and cash equivalents at end of period	$20,416,997	$16,287,229	$16,574,549

Supplemental cash flow disclosure
Interest paid	$741	$1,247	$14,351

Income taxes paid	$—	$75,000	$92,000

The accompanying notes are an integral part of these consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2007	19,710,773	$19,711	$223,466,502	$(172,546,266)	$202,956	$51,142,903

Exercise of stock options	306,744	307	712,808			713,115
Issuance of common stock to Purdue entities	4,000,000	4,000	21,156,000			21,160,000
Restricted stock issued that vested in the year			75,621			75,621
Early exercise of options into restricted stock			(121,989)			(121,989)
Repurchase and retirement of common stock	(4,531)	(5)				(5)
Stock-based compensation expense			5,435,829			5,435,829
401(k) plan match and other issued in common stock	51,871	52	404,184			404,236
Comprehensive income:
Unrealized gain on marketable securities					512,400	512,400
Net income				23,798,879		23,798,879

Comprehensive income						24,311,279

Balance at December 31, 2008	24,064,857	$24,065	$251,128,955	$(148,747,387)	$715,356	$103,120,989

Exercise of stock options	101,384	101	201,625			201,726
Issuance of common stock to Purdue entities	2,000,000	2,000	10,578,000			10,580,000
Restricted stock issued that vested in the year			78,416			78,416
Stock-based compensation expense			6,506,680			6,506,680
401(k) plan match issued in common stock	72,713	73	530,500			530,573
Issuance of warrants to Purdue entities			1,250,000			1,250,000
Comprehensive income:
Unrealized loss on marketable securities					(678,065)	(678,065)
Net loss				(31,278,517)		(31,278,517)

Comprehensive loss						(31,956,582)

Balance at December 31, 2009	26,238,954	$26,239	$270,274,176	$(180,025,904)	$37,291	$90,311,802

The accompanying notes are an integral part of these consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Consolidated Statements of Stockholders’ Equity—(Continued)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2009	26,238,954	$26,239	$270,274,176	$(180,025,904)	$37,291	$90,311,802

Exercise of stock options	85,406	85	224,711			224,796
Issuance of common stock to executive chair	100,000	100	587,900			588,000
Repurchase and retirement of common stock	(966)	(1)				(1)
Restricted stock issued that vested in the year			30,370			30,370
Stock-based compensation expense			6,731,142			6,731,142
401(k) plan match issued in common stock	95,823	96	564,281			564,377
Comprehensive income:
Unrealized gain on marketable securities					16,688	16,688
Net loss				(48,983,659)		(48,983,659)

Comprehensive loss						(48,966,971)

Balance at December 31, 2010	26,519,217	$26,519	$278,412,580	$(229,009,563)	$53,979	$49,483,515

The accompanying notes are an integral part of these consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements

1. Organization

Infinity Pharmaceuticals, Inc. is a drug discovery and development company that is utilizing our strength in small molecule drug technologies to discover and develop medicines for difficult to treat diseases. As used throughout these consolidated financial statements, the terms “Infinity,” “we,” “us,” and “our” refer to the business of Infinity Pharmaceuticals, Inc. and its wholly owned subsidiary.

2. Restatement Related to Loan Commitment Asset

We previously restated our financial statements for the years ended December 31, 2009 and 2008 and for the quarters ended March 31, June 30 and September 30, 2010 and 2009 as reflected in an amended 2009 annual report on Form 10-K/A and amended quarterly reports on Form 10-Q/A for the applicable periods. The restatement related to our accounting for the initial recognition of a loan commitment representing the future availability to us, on below-market terms, of the $50 million line of credit extended to us by Purdue Pharmaceutical Products L.P., or Purdue, and its independent associated company, Purdue Pharma L.P., or PPLP, in November 2008 upon entry into a strategic alliance with Purdue and its independent associated company, Mundipharma International Corporation Limited, or Mundipharma (see notes 8 and 13). This written loan commitment, or loan commitment asset, met the definition of a financial instrument and we therefore recorded it as an asset. We determined that the fair value of the loan commitment asset was $17.3 million. We recorded the fair value of this asset in 2008 and began amortizing this balance to interest expense over the life of the loan arrangement, or ten years, on April 1, 2009, the date at which we could first draw upon the line of credit. We initially recorded the offset to the loan commitment asset to additional paid-in capital, or APIC. In the restatement, we recorded the offset to deferred revenue rather than APIC. We are amortizing the deferred revenue to revenue over a 14 year period beginning in November 2008, which is our estimated period of performance under the strategic alliance.

3. Summary of Significant Accounting Policies

Basis of Presentation

These consolidated financial statements include the accounts of Infinity and its wholly owned subsidiary. We have eliminated all significant intercompany accounts and transactions in consolidation.

The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires our management to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition and accrued expenses. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Reclassifications

Certain amounts in the prior years’ financial statements have been reclassified to conform with the current-year presentation. These reclassifications have no impact on previously reported net income, net loss or cash flows.

Cash Equivalents and Available-For-Sale Securities

Cash equivalents and short-term available-for-sale securities primarily consist of money market funds, U.S. government-sponsored enterprise obligations, corporate obligations, U.S. Treasury obligations and mortgage-backed securities. We consider all highly liquid investments with maturities of three months or less at the time of

INFINITY PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

purchase to be cash equivalents. Cash equivalents, which consist primarily of a money market fund and a U.S. government-sponsored enterprise obligation, are stated at fair value. They are also readily convertible to known amounts of cash and close enough to maturity that each presents insignificant risk of change in value due to changes in interest rates. Our classification of cash equivalents is consistent with prior periods.

We determine the appropriate classification of available-for-sale securities at the time of purchase and reevaluate such designation at each balance sheet date. We have classified all of our marketable securities at December 31, 2010 and 2009 as “available-for-sale.” We carry available-for-sale securities at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income, which is a separate component of stockholders’ equity.

We adjust the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. We include such amortization and accretion in interest and investment income. The cost of securities sold is based on the specific identification method. We include interest and dividends on securities classified as available-for-sale in interest and investment income.

We conduct periodic reviews to identify and evaluate each investment that is in an unrealized loss position in order to determine whether an other-than-temporary impairment exists. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses on available-for-sale debt securities that are determined to be temporary, and not related to credit loss, are recorded, net of tax, in accumulated other comprehensive income.

For available-for-sale debt securities in an unrealized loss position, we perform an analysis to assess whether we intend to sell or whether we would more likely than not be required to sell the security before the expected recovery of the amortized cost basis. Where we intend to sell a security, or may be required to do so, the security’s decline in fair value is deemed to be other-than-temporary and the full amount of the unrealized loss is recorded within earnings as an impairment loss.

Regardless of our intent to sell a security, we perform additional analysis on all securities in an unrealized loss position to evaluate losses associated with the creditworthiness of the security. Credit losses are identified where we do not expect to receive cash flows sufficient to recover the amortized cost basis of a security and are recorded within earnings as an impairment loss.

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

INFINITY PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

All of our revenues to date have been generated under research collaboration agreements. During the years ended December 31, 2010 and 2009, all of our revenues are associated with our strategic alliance with Mundipharma and Purdue.

During the year ended December 31, 2008:

•

Revenues associated with the amortization and acceleration of the up-front license fee we received from MedImmune, Inc., a division of AstraZeneca plc, or MedImmune/AZ, and a milestone payment from MedImmune/AZ upon initiation of the first patient in a pivotal trial, accounted for approximately 85% of our revenue;

•

Revenues associated with the up-front license fee and reimbursable research and development services we received from Novartis Institutes for BioMedical Research, Inc. and Novartis International Pharmaceutical Ltd. accounted for approximately 11% of our revenue; and

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

Impairment of Long-Lived Assets

We evaluate our long-lived assets for potential impairment. Potential impairment is assessed when there is evidence that events or changes in circumstances have occurred that indicate that the carrying amount of a long-lived asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends, and product development cycles. An impairment in the carrying value of each asset is assessed when the undiscounted expected future cash flows derived from the asset are less than its carrying value. Impairments, if any, are recognized in earnings. An impairment loss would be recognized in an amount equal to the excess of the carrying amount over the undiscounted expected future cash flows. See note 7 for discussion on impairment charges recognized during the periods presented.

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

INFINITY PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

The carrying amounts reflected in our consolidated balance sheets for notes receivable from employees, prepaid expenses and other current assets, accounts payable and accrued expenses approximate fair value due to their short term maturities.

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

Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, we have recorded a full valuation allowance against our otherwise recognizable net deferred tax assets as of December 31, 2010 and 2009.

INFINITY PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

Basic and Diluted Net Income (Loss) per Common Share

Basic net income or loss per share is based upon the weighted average number of common shares outstanding during the period, excluding restricted stock that has been issued but is not yet vested. Diluted net income or loss per share is based upon the weighted average number of common shares outstanding during the period, plus the effect of additional weighted average common equivalent shares outstanding during the period when the effect of adding such shares is dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options and warrants (the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method) and the vesting of restricted shares of common stock. In addition, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options. Common equivalent shares have not been included in the net loss per share calculations for the years ended December 31, 2010 and 2009 because the effect of including them would have been anti-dilutive. Total potential gross common equivalent shares consisted of the following:

	At December 31,
	2010	2009	2008
Stock options	6,087,491	4,954,708	4,762,819
Warrants	5,246,629	6,246,629	246,629
Unvested restricted shares	—	16,396	47,558

Basic and diluted earnings (loss) per share were determined as follows:

	Year Ended December 31,
	2010	2009	2008
Basic
Net income (loss)	$(48,983,659)	$(31,278,517)	$23,798,879

Weighted average common shares outstanding	26,321,398	26,096,515	20,236,743

Basic earnings (loss) per share	$(1.86)	$(1.20)	$1.18

Diluted
Net income (loss)	$(48,983,659)	$(31,278,517)	$23,798,879

Weighted average common shares outstanding	26,321,398	26,096,515	20,236,743
Effect of dilutive options	—	—	528,793

Weighted average common shares outstanding assuming dilution	26,321,398	26,096,515	20,765,536

Diluted earnings (loss) per share	$(1.86)	$(1.20)	$1.15

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized holding gains and losses arising during the period on available-for-sale securities that are not other-than-temporarily impaired.

Stock-Based Compensation Expense

We measure stock-based compensation cost at the grant date based on the estimated fair value of the award, and recognize it as expense over the employee’s requisite service period on a straight-line basis. We have no awards with market or performance conditions. We use the Black-Scholes valuation model in determining the fair value of equity awards.

INFINITY PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

Research and Development Expense

Research and development expense consists of expenses incurred in performing research and development activities, including salaries and benefits, facilities expenses, overhead expenses, materials and supplies, preclinical expenses, clinical trial and related clinical manufacturing expenses, costs associated with the licensing of research and development programs, stock-based compensation expense, contract services, and other outside expenses. We expense research and development costs as they are incurred. We have entered into certain collaboration agreements in which expenses are shared with the collaborator, others in which we are reimbursed for work performed on behalf of the collaborator, and another in which we reimburse the collaborator for work it has performed. We record all of our expenses as research and development expense. If the arrangement is a cost-sharing arrangement and there is a period during which we receive payments from the collaborator, we record payments from the collaborator for its share of the development effort as a reduction of research and development expense. If the arrangement is a cost-sharing arrangement and there is a period during which we make payments to the collaborator, we record our payments to the collaborator for its share of the development effort as additional research and development expense. If the arrangement provides for reimbursement of research and development expenses, as is the case with our alliance with Mundipharma and Purdue, we record the reimbursement as revenue. If the arrangement provides for us to reimburse the collaborator for research and development expenses, as is the case with our agreement with Intellikine, Inc., or Intellikine, we record the reimbursement as research and development expense. We expense upfront license payments related to acquired technologies which have not yet reached technological feasibility and have no alternative use.

New Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update No. 2010-17, Milestone Method of Revenue Recognition (“ASU No. 2010-17”), which provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Prior to the issuance of ASU No. 2010-17, authoritative guidance on the use of the milestone method did not exist. ASU No. 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010 with early adoption permitted. Alternatively, ASU No. 2010-17 can be adopted retrospectively for all prior periods. We do not expect the adoption of ASU No. 2010-17 to have a material impact on our financial statements or results of operations.

In October 2009, the FASB issued Accounting Standard Update No. 2009-13, Multiple-Element Revenue Arrangements (“ASU No. 2009-13”), which updates the existing multiple-element revenue arrangements guidance currently included in Accounting Standards Codification No. 605-25 in two ways. The first change relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. This is significant as it will likely result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral. The second change modifies the manner in which the transaction consideration is allocated across the separately identified deliverables. ASU No. 2009-13 also significantly expands the disclosures required for multiple-element revenue arrangements. ASU No. 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, and may be applied retrospectively for all periods presented or prospectively to arrangements entered into or materially modified after the adoption date. We do not expect the adoption of ASU No. 2009-13 to have a material impact on our financial statements or results of operations.

4. Stock-Based Compensation

Under each of the stock incentive plans described below, stock option awards made to new employees upon commencement of employment typically provide for vesting of 25% of the shares underlying the award at the

INFINITY PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

end of the first year of service with the remaining 75% of the shares underlying the award vesting ratably on a monthly basis over the following three-year period subject to continued service. Annual grants to existing employees typically provide for monthly vesting over four years. In addition, under each plan, all options granted expire no later than ten years after the date of grant.

2010 Stock Incentive Plan

Our 2010 Stock Incentive Plan, or the 2010 Plan, was approved by our stockholders in May 2010. The 2010 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based and cash-based awards. Up to 3,000,000 shares of our common stock may be issued pursuant to awards granted under the 2010 Plan, plus an additional amount of our common stock underlying awards issued under the 2000 Stock Incentive Plan, or the 2000 Plan, that expire or are canceled without the holders receiving any shares under those awards. As of December 31, 2010, an aggregate of 468,100 shares of our common stock are reserved for issuance upon the exercise of outstanding awards and up to 2,839,538 shares of common stock may be issued pursuant to awards granted under the 2010 Plan.

2000 Stock Incentive Plan

Our 2000 Plan provided for the grant of stock options intended to qualify as incentive stock options under the Internal Revenue Code or as nonqualified stock options, as well as restricted stock. As of December 31, 2010, an aggregate of 5,083,344 shares of our common stock are reserved for issuance upon the exercise of outstanding awards. Our 2000 Plan was terminated upon approval of the 2010 Plan; therefore, no further grants may be made under the 2000 Plan.

2001 Stock Incentive Plan

In connection with the merger between Discovery Partners International, Inc., or DPI, and Infinity Pharmaceuticals, Inc., or IPI, in 2006, which we refer to as the DPI merger, we assumed awards that were granted under the Infinity Pharmaceuticals, Inc. Pre-Merger Stock Incentive Plan, or the 2001 Plan. The 2001 Plan provided for the grant of incentive stock options and non-statutory stock options and restricted stock awards. Under the 2001 Plan, stock awards were granted to IPI’s employees, officers, directors and consultants. Incentive stock options were granted at a price not less than fair value of the common stock on the date of grant. The board of directors of IPI determined the vesting of the awards. As of December 31, 2010, an aggregate of 527,297 shares of our common stock are reserved for issuance upon the exercise of outstanding assumed awards. The 2001 Plan was not assumed by us following the DPI merger; therefore, no further grants may be made under the 2001 Plan.

Compensation Expense

Total stock-based compensation expense, related to all equity awards, comprised the following:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Research and development	$3,707,357	$3,501,126	$2,781,662
General and administrative	4,176,162	3,536,127	3,058,403

As of December 31, 2010, there was $7.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested options, which is expected to be recognized over a weighted-average period of 2.4 years.

INFINITY PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

Valuation Assumptions

We estimate the fair value of stock options at the date of grant using the Black-Scholes valuation model using the following weighted-average assumptions:

	Year Ended December 31, 2010	Year Ended December 31, 2009	Year Ended December 31, 2008
Risk-free interest rate	2.55%	2.24%	2.00%
Expected annual dividend yield	—	—	—
Expected stock price volatility	59.42%	56.73%	56.93%
Expected term of options	5.7 years	5.4 years	5.2 years

The valuation assumptions were determined as follows:

•	Risk-free interest rate: The yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term of the awards.

•	Expected annual dividend yield: The estimate for annual dividends is zero, because we have not historically paid a dividend and do not intend to do so in the foreseeable future.

•	Expected stock price volatility: We determine the expected volatility by using a weighted average of selected peer companies as well as our available historical price information.

•

Expected term of options: The expected term of the awards represents the period of time that the awards are expected to be outstanding. We use historical data and expectations for the future to estimate employee exercise and post-vest termination behavior.

We stratify employees into two groups to evaluate exercise and post-vest termination behavior. We estimate forfeitures based upon historical data, adjusted for known trends, and will adjust the estimate of forfeitures if actual forfeitures differ or are expected to differ from such estimates. Subsequent changes in estimated forfeitures are recognized through a cumulative adjustment in the period of change and will also impact the amount of stock-based compensation expense in future periods. As of December 31, 2010, 2009 and 2008, the weighted-average forfeiture rate was estimated to be 10%, 8% and 7%, respectively.

All options granted to employees during the years ended December 31, 2010, 2009 and 2008 were granted with exercise prices equal to the fair market value of our common stock on the date of grant. We consider the price of our common stock to be the fair market value.

A summary of our stock option activity for the year ended December 31, 2010 is as follows:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2010	4,954,708	$9.48
Granted	1,742,630	6.43
Exercised	(85,406)	2.63
Forfeited	(524,441)	9.23

Outstanding at December 31, 2010	6,087,491	$8.72	7.38	$1.6

Vested or expected to vest at December 31, 2010	5,898,134	$8.78	7.34	$1.6

Exercisable at December 31, 2010	3,895,708	$9.72	6.66	$1.5

INFINITY PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

The weighted-average fair value per share of options granted during the years ended December 31, 2010, 2009 and 2008 were $3.58, $3.70 and $3.66, respectively.

The aggregate intrinsic value of options outstanding at December 31, 2010 was calculated based on the positive difference between the closing fair market value of our common stock on December 31, 2010 and the exercise price of the underlying options. The aggregate intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $257,846, $550,292 and $723,552, respectively. The total cash received from employees and non-employees as a result of stock option exercises during the year ended December 31, 2010 was $224,796.

The total fair value of the shares of restricted stock that vested during the years ended December 31, 2010, 2009 and 2008 (measured on the date of vesting) was $93,039, $213,008 and $318,497, respectively.

During the year ended December 31, 2008, two of our employees exercised options to purchase an aggregate of 46,391 shares of common stock under the 2001 Plan that had not yet vested. The stock received for these exercises has since fully vested.

No related income tax benefits were recorded during the years ended December 31, 2010, 2009 or 2008.

We settle employee stock option exercises with newly issued shares of our common stock.

During the year ended December 31, 2010, one member of our board of directors who retired and one employee whose employment terminated were granted the right to exercise their vested stock options for an additional three-year period. In connection with these extensions, we recognized an additional $209,860 in stock-based compensation expense during the year ended December 31, 2010 with respect to the modification of these awards. Also in 2010, the executive chair of our board of directors transitioned from executive chair to non-executive chair. In connection with the transition, the incentive stock options awards previously granted to him under the 2000 Plan were modified such that he would continue to be deemed an eligible participant for purpose of the awards for so long as he remained in continuous service to our company. In addition, he received a grant of 100,000 shares of our common stock under the 2010 Plan and $400,000 in cash in recognition of services rendered. In connection with the grant of the right to exercise his vested incentive stock options and the grant of shares to him, we recognized an additional $649,807 in stock-based compensation expense during the year ended December 31, 2010.

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

INFINITY PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

5. Cash, Cash Equivalents and Available-for-Sale Securities

The following is a summary of cash, cash equivalents and available-for-sale securities:

	December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents due in 90 days or less	$20,416,933	$64	$—	$20,416,997
Available-for-sale securities
Corporate obligations due in one year or less	43,635,770	8,362	(14,314)	43,629,818
Mortgage-backed securities due after ten years	659,473	79,189	(1,923)	736,739
U.S. government-sponsored enterprise obligations due in one year or less	21,670,829	2,479	(4,480)	21,668,828
U.S. government-sponsored enterprise obligations due in one to five years	14,521,673	—	(15,398)	14,506,275

Total available-for-sale securities	80,487,745	90,030	(36,115)	80,541,660

Total cash, cash equivalents and available-for-sale securities	$100,904,678	$90,094	$(36,115)	$100,958,657

	December 31, 2009
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents due in 90 days or less	$16,287,229	$—	$—	$16,287,229
Available-for-sale securities
Corporate obligations due in one year or less	31,505,149	13,461	(205)	31,518,405
U.S. Treasury securities due in one year or less	2,268,546	3,684	—	2,272,230
Mortgage-backed securities due after ten years	699,376	—	(8,870)	690,506
U.S. government-sponsored enterprise obligations due in one year or less	64,841,354	71,583	(494)	64,912,443
U.S. government-sponsored enterprise obligations due in one to five years	15,097,568	—	(41,868)	15,055,700

Total available-for-sale securities	114,411,993	88,728	(51,437)	114,449,284

Total cash, cash equivalents and available-for-sale securities	$130,699,222	$88,728	$(51,437)	$130,736,513

There were 21 debt securities that had been in an unrealized loss position for less than 12 months at December 31, 2010. The aggregate unrealized loss on these securities was $36,115 and the fair value was $48,563,595. We evaluated our securities for other-than-temporary impairments based on quantitative and qualitative factors. We considered the decline in market value for these 21 securities to be primarily attributable to current economic conditions. We do not intend to sell these securities prior to their maturity. Additionally, it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost bases, which may be maturity. Based on our analysis, we do not consider these investments to be other-than-temporarily impaired at December 31, 2010.

During the year ended December 31, 2009, we determined that one debt security was other-than-temporarily impaired and accordingly recorded a loss of $15,666. During the year ended December 31, 2008, we determined that one debt security was other-than-temporarily impaired and accordingly recorded a loss of $49,428. Both of these securities had been in an unrealized loss position for 12 or more months. We did not recognize any cumulative effect as an adjustment to the opening balance of accumulated deficit with a corresponding adjustment to accumulated other comprehensive income.

INFINITY PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

We had no material realized gains or losses on our available-for-sale securities for the year ended December 31, 2010. Realized gains on our available-for-sale securities were $28,051 and $107,313 for the years ended December 31, 2009 and 2008, respectively.

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

In January 2010, we adopted a newly issued accounting standard which requires additional disclosure about the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers. This standard also clarifies existing disclosure requirements related to the level of disaggregation of fair value measurements for each class of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring Level 2 and Level 3 fair value measurements. The adoption of this standard did not impact our financial position or results of operations as it requires enhanced disclosure only. In addition, effective for interim and annual periods beginning after December 15, 2010, this standard requires additional disclosure about activity in Level 3 fair value measurements.

The following table provides the assets carried at fair value measured on a recurring basis as of December 31, 2010:

	Level 1	Level 2
Cash and cash equivalents	$20,416,997	$—
Corporate obligations (including commercial paper)	—	43,629,818
Mortgage-backed securities	—	736,739
U.S. government-sponsored enterprise obligations	—	36,175,103

Total	$20,416,997	$80,541,660

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

INFINITY PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

•	U.S. government-sponsored enterprise obligations: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.

There have been no changes to the valuation methods during the year ended December 31, 2010. There were no transfers of assets or liabilities between Level 1 and Level 2 during the year ended December 31, 2010. We had no available-for-sale securities that were classified as Level 3 at any point during the years ended December 31, 2010 or 2009.

7. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2010	2009
Laboratory equipment	$15,204,481	$14,216,196
Computer hardware and software	6,012,426	5,437,027
Office equipment and furniture and fixtures	736,403	722,683
Leasehold improvements	4,313,786	4,253,799

	26,267,096	24,629,705
Less accumulated depreciation	(21,119,551)	(18,935,555)

	$5,147,545	$5,694,150

We regularly review our property and equipment and evaluate the carrying value for impairment whenever events or changes in circumstances indicate that such values may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. During the year ended December 31, 2010, we recognized an impairment loss of $311,200 related to laboratory equipment that had not been placed in service as a consequence of decreased clinical trial activity of IPI-504. We determined the fair value of the equipment based on quoted market prices. We did not impair any fixed assets during the year ended December 31, 2009. During the year ended December 31, 2008, we impaired laboratory equipment totaling $84,219, as we ceased using the equipment. These impairment charges are included in research and development expense for the years in which they were impaired.

During the year ended December 31, 2009, we capitalized costs associated with internally developed software in the amount of $524,496. Depreciation expense associated with this software was $174,832 and $101,985 for the years ended December 31, 2010 and 2009, respectively.

During the year ended December 31, 2009, we disposed of certain fully depreciated laboratory equipment and computer equipment, which had an original cost of $1,475,082, resulting in a gain of $79,256.

During the year ended December 31, 2008, we disposed of certain laboratory equipment, which had a cost of $1,325,196 and accumulated depreciation of $1,324,703 for proceeds of $57,113, resulting in a gain of $56,620.

8. Loan Commitment Asset from Purdue Entities

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

INFINITY PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

The extension of the line of credit at an interest rate below our incremental borrowing rate represented the transfer of additional value to us in the arrangement. As such, we recorded this additional value as a loan commitment asset at its fair value of $17.3 million on our balance sheet in 2008. The fair value of the loan commitment asset was determined using a discounted cash flow model of the differential between the terms and rates of the line of credit and market rates. The loan commitment asset is measured at fair value on a nonrecurring basis and will only be re-measured at fair value for nonrecurring events such as an impairment loss. Beginning with the period ended December 31, 2008, we recorded the offset to this asset as deferred revenue.

We are amortizing this asset to interest expense over the life of the loan arrangement, or 10 years commencing on April 1, 2009, the date we could begin drawing on the line. We recorded approximately $1.7 million and $1.3 million of related amortization expense in the years ended December 31, 2010 and 2009, respectively. As of December 31, 2010, no amounts have been borrowed under this line of credit.

9. Restricted Cash

We held $1,122,633 in restricted cash as of December 31, 2010 and $1,146,788 in restricted cash as of December 31, 2009. The balances are held on deposit with a bank to collateralize a standby letter of credit in the name of our facility lessor in accordance with our facility lease agreement. During the year ended December 31, 2008, we amended the amount of a standby letter of credit with the permission of our facility lessor, and we accordingly reduced our restricted cash by $564,986.

10. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2010	2009
Accrued drug manufacturing costs	$1,921,224	$2,212,156
Accrued license fee payable to Intellikine	8,500,000	—
Accrued toxicology studies	1,153,006	691,197
Accrued compensation and benefits	4,495,189	2,576,970
Accrued clinical studies	2,375,823	920,429
Other	1,918,642	2,148,630

Total accrued expenses	$20,363,884	$8,549,382

11. Other Long-Term Liabilities

Other long-term liabilities consisted of the following:

	December 31,
	2010	2009
Deferred rent	$603,402	$1,125,369
Accrued tax liability	—	684,322
Other	366,655	415,022

Total other long-term liabilities	$970,057	$2,224,713

INFINITY PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

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

Future minimum payments, excluding operating costs and taxes, under the facility lease, are approximately as follows:

Facility Lease
Years Ending December 31:
2011	$5,056,907
2012	4,776,917
2013	—
2014	—
2015	—

Total minimum lease payments	$9,833,824

Rent expense of $4,658,843, $4,526,260 and $4,455,781, before considering sublease income, was incurred during the years ended December 31, 2010, 2009 and 2008, respectively. Deferred rent is being amortized to rent expense over the life of the lease. During the years ended December 31, 2010, 2009 and 2008, we subleased a portion of our facility space for total sublease income of $662,556, $512,510 and $565,845, respectively. We record sublease payments as an offset to rental expense in our statement of operations. Future minimum sublease income under noncancelable leases is expected to be $662,556 for the year ended December 31, 2011.

13. Collaborations

Purdue and Mundipharma

In November 2008, we entered into strategic alliance agreements with each of Purdue and Mundipharma to develop and commercialize pharmaceutical products. The alliance currently includes product candidates that inhibit or target the Hedgehog pathway, FAAH, PI3K, and product candidates arising out of all our discovery projects in all disease fields that are conducted during a prescribed “funded discovery period”. In December 2010, Mundipharma exercised an option to extend the duration of the funded discovery period through December 31, 2012 and Mundipharma has the option to extend this period for an additional year. Our Hsp90 program is expressly excluded from the alliance. The agreement with Purdue is focused on the development and U.S. commercialization of products targeting FAAH. The agreement with Mundipharma is focused on the development and commercialization outside of the United States of all products and product candidates covered by the alliance, including those targeting FAAH. Following entry into the strategic alliance agreements in November 2008, we consider Mundipharma, Purdue and associated entities to be related parties for financial reporting purposes because of their equity ownership in our company.

Under the strategic alliance agreements, we have responsibility and decision-making authority for the performance of early discovery projects and the development of all product candidates on a worldwide basis. There are no joint steering or similar committees for the alliance. In October 2010, Mundipharma and Purdue exercised their rights to assume worldwide development and commercialization activities for products arising out of the FAAH program and will fund 100% of all subsequent research, development and commercialization expenses. For the remaining programs included in the alliance, Mundipharma is obligated to pay 100% of our contractually budgeted amounts for research and development expenses incurred by us until the later of

INFINITY PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

December 31, 2013 and the commencement of the first Phase 3 clinical trial of such product candidate, which we refer to as the “transition date”. The contractually budgeted amount for the period between November 19, 2008 and December 31, 2009 was $50 million and the contractually budgeted amounts for the year ended December 31, 2010 was $65 million. The contractually budgeted amounts for 2011 and 2012 are $85 million and $110 million, respectively. Any activities we conduct related to the transition of the FAAH program to Purdue and Mundipharma will be reimbursed in addition to the contractually budgeted amount. We recognized $2.0 million in revenue related to reimbursed research and development services for the transition of the FAAH program for the year ended December 31, 2010. The transition of the FAAH program and the associated revenue for reimbursed research and development services will continue into the fiscal year ended December 31, 2011. For the remaining programs in the alliance, we have the right to exceed the contractually budgeted amount at our own expense, which we did in 2010 due primarily to the license of our PI3K inhibitor program, and which we expect to be the case in 2011 as a result of increased clinical trial activities for IPI-926 and the commencement of clinical development of IPI-145. After the transition date for each product candidate, we will share with Mundipharma all research and development costs for such product candidate equally. We are recognizing revenue for reimbursed research and development services we perform for Mundipharma and Purdue. We recognized $67.0 million, $46.5 million and $2.7 million in such revenue in the years ended December 31, 2010, 2009 and 2008, respectively. In the first month of each quarter, Purdue and Mundipharma each prepay 25% of the annual agreed upon research and development service amount, which we record as deferred revenue and recognize as revenue as expenses are incurred over the period of effort.

In December 2010, we amended our strategic alliance agreement with Mundipharma. Under the original agreement, Mundipharma had the right to opt out of any early discovery project or any preclinical or clinical development program on an annual basis in November of each year. In the event of an opt-out decision, Mundipharma would continue to provide funding for, in the aggregate, 100% of our contractually budgeted research and development expenses for all programs included in the alliance for the calendar year following the date of such opt out. Under the amendment, these time-based decisions have been modified to become event-based for the Hedgehog program only. Mundipharma will continue to have time-based annual opt-out rights in November of each year for the other programs in the alliance.

Under the amendment, Mundipharma’s next funding commitment for the Hedgehog program must be made by the 30th day following the outcome of an end-of-Phase 2 meeting with the U.S. Food and Drug Administration pertaining to the ongoing clinical trial of IPI-926 in patients with pancreatic cancer (or, if the end-of-Phase 2 meeting is not held by November 1, 2013, then by November 30, 2013). Mundipharma is obligated to fully fund the Hedgehog program until it is required to make this further commitment. If Mundipharma elects to opt out of continued development funding at this time, then Mundipharma would be obligated to make an immediate payment of $23.65 million to us, which we can use on any research or development program in the alliance. In addition, Mundipharma would be obligated to reimburse us for up to $23.65 million of additional expenses incurred during 2013 that are associated with the completion of Phase 2 clinical trials of IPI-926 that are ongoing at the time of the opt-out, so that aggregate residual funding could total $47.3 million. If Mundipharma elects to continue participation in the Hedgehog program when it makes its next commitment, Mundipharma would thereafter have the annual November opt-out right, and one-year residual funding obligation, contained in the original agreement.

In addition, we and Mundipharma each have the right to opt out of continued development of a product candidate after it has reached the transition date, with a one year tail funding obligation for 50% of post-transition date research and development expenses for the product candidate. If a party exercises its right to opt out of the development of a product or product candidate after the transition date, the other party may elect to continue the development and assume responsibility for the worldwide commercialization of such product or product candidate, subject to the payment of a royalty.

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

In connection with the entry into the strategic alliance agreements in November 2008, we also entered into a securities purchase agreement and line of credit agreement (see note 8) with Purdue and PPLP. In March 2009, Purdue assigned its interest under the line of credit agreement to PPLP. Under the securities purchase agreement, we issued and sold in a first equity closing in November 2008 an aggregate of four million shares of our common stock at a purchase price of $11.25 per share, for an aggregate purchase price of $45 million. Of such shares, two million shares of our common stock were purchased by each purchaser. In January 2009, we conducted a second equity closing where we issued and sold an aggregate of two million shares of our common stock and warrants to purchase up to an aggregate of six million shares of our common stock, for an aggregate purchase price of $30 million. An equal number of shares and warrants were purchased by each purchaser.

For the fiscal year ended December 31, 2008, we recorded $41.1 million as deferred revenue associated with the grant of rights and licenses to Mundipharma and Purdue in November 2008. This amount was comprised of $23.8 million for the excess of the amount paid by Purdue and PPLP for the four million shares of our common stock ($11.25 per share) over the closing market price on the day before the first equity closing ($5.29 per share) and $17.3 million for the value of the loan commitment asset (see note 8) related to a line of credit extended to us by PPLP at below market terms as discussed below. In 2008, we considered our obligation, absent material adverse changes, to issue Purdue and PPLP the second closing securities as a forward contract with immaterial intrinsic value, which was recorded in stockholders’ equity. This forward contract closed in January 2009 upon the issuance of the second closing securities. In January 2009, for financial statement purposes, we recorded an additional $18.2 million as deferred revenue associated with the grant of rights and licenses to Mundipharma and Purdue representing the excess of the $30 million paid by Purdue and PPLP for the second closing securities over the fair market value of these securities ($5.29 per share for the common stock and approximately $1.3 million for the warrants) as of the day before the first equity closing.

Since the shares of our common stock were purchased by Purdue and PPLP at a premium to the closing stock price on November 19, 2008, and the fair value of the rights and licenses transferred as part of the collaboration arrangement could not be reliably determined, we have attributed the premium over the closing price of our common stock using the residual method to the grant of rights and licenses to Mundipharma and Purdue. In addition, we have attributed the value of the loan commitment asset of $17.3 million using the residual method to the grant of rights and licenses to Mundipharma and Purdue. There is no obligation for us to

INFINITY PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

repay the $59.3 million allocated to the grant of rights and licenses and we are recognizing the deferred revenue ratably over 14 years, which is our estimated period of performance under the arrangement. We will periodically review this estimate and make adjustments as facts and circumstances dictate. We recognized $4.3 million, $4.3 million and $0.3 million in such revenue in the years ended December 31, 2010, 2009 and 2008, respectively.

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

Intellikine

In July 2010, we entered into a development and license agreement with Intellikine under which we obtained rights to discover, develop and commercialize pharmaceutical products targeting the delta and/or gamma isoforms of PI3K, including IPI-145. We paid Intellikine a $13.5 million upfront license fee. The entirety of this fee is included as research and development expense in the year ended December 31, 2010, although $8.5 million of this fee was paid in January 2011. In addition, we provide financial support for research activities that may be conducted by Intellikine under a two year research program to identify additional novel delta, gamma and dual delta/gamma-specific inhibitors of PI3K for future development. We are recognizing these costs as research and development expense as they are incurred. We may extend the research program for an additional year upon written notice to Intellikine at least 180 days prior to the last day of the initial two-year research term. We are also obligated to pay up to $25 million in success-based milestones for the development of two distinct product candidates, and up to $450 million in success-based milestones for the approval and commercialization of two distinct products. In addition, we are obligated to pay Intellikine tiered royalties ranging from single digits to low teens upon successful commercialization of products licensed to us, which are payable until the later to occur of the last-to-expire of specified patent rights and the expiration of non-patent regulatory exclusivities in a country, subject to reduction in certain circumstances.

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

INFINITY PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

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

MedImmune/AZ

Prior to December 2008 we had been a party to a product development and commercialization agreement with MedImmune/AZ to jointly develop and commercialize cancer drugs targeting Hsp90 and the Hedgehog pathway. MedImmune /AZ made non-refundable, up-front payments totaling $70.0 million to us in order to obtain co-exclusive rights to the Hsp90 and Hedgehog pathway development programs. Upon entry into the agreement in August 2006, we began recognizing the up-front license fee as revenue on a straight-line basis over seven years, which was based on our estimate of the period under which product candidates would be developed under the collaboration. In November 2007, we regained from MedImmune/AZ worldwide development and commercialization rights under our Hedgehog pathway program on a royalty-free basis. In December 2008, we regained from MedImmune/AZ worldwide development and commercialization rights under our Hsp90 chaperone inhibitor program. Following the reacquisition of the Hsp90 chaperone inhibitor program in December 2008, we had no substantial performance obligations to MedImmune/AZ and as such, we recognized the remaining portion of the up-front license fee of $56.7 million as revenue during the year ended December 31, 2008. The change in accounting estimate for the research term resulted in a positive net income impact of $46.7 million and $2.31 in basic earnings per share for the year ended December 31, 2008. We also recorded reimbursable amounts from MedImmune/AZ through December 31, 2008 as income from residual funding, a component of other income in our statement of operations. MedImmune/AZ’s funding obligation under the Hsp90 chaperone inhibitor program was to continue until June 2009. In January 2009, we reached an agreement with MedImmune/AZ to settle the residual funding obligation remaining for 2009 through lump-sum payments totaling $12.5 million, which were recorded as income from residual funding after reacquisition of Hsp90 program (a component of other income) in the year ended December 31, 2009. We received $12.5 million in cash from MedImmune/AZ in the year ended December 31, 2009.

This agreement was a cost sharing arrangement in which we shared development costs equally with MedImmune/AZ. Consequently, we recorded reimbursable amounts for MedImmune/AZ’s share of the development effort up through the date of our reacquisition of the Hsp90 chaperone inhibitor program on December 10, 2008 as a reduction of research and development expense. Of the amounts reimbursable by MedImmune/AZ in the year ended December 31, 2008, $16.7 million was credited against research and development expenses and $1.2 million was recorded as income from residual funding.

14. Income Taxes

Our income tax benefits of $700,321 and $329,566 for the years ended December 31, 2010 and 2009 respectively, primarily consisted of U.S. federal taxes.

INFINITY PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

Our income tax benefit or expense for the years ended December 31, 2010, 2009 and 2008 differed from the expected U.S. federal statutory income tax expense as set forth below:

	2010	2009	2008
Expected federal tax expense (benefit)	$(16,892,553)	$(10,724,857)	$8,070,539
Permanent differences	909,480	1,522,097	1,393,377
State taxes, net of deferral benefit	(2,869,250)	(1,715,554)	1,488,302
Tax credits and related adjustments	561,730	(2,928,454)	(3,533,790)
Alternative minimum tax	—	(282,191)	—
Effect of change in state tax rate on deferred tax assets and deferred tax liabilities	425,153	47,828	780,028
Expired state net operating loss	1,895,009	1,085,004	1,794,332
Change in tax reserves	(700,321)	—	—
Adjustments to deferred tax assets and deferred tax liabilities	—	(47,347)	77,963
Change in valuation allowance	15,945,922	12,619,791	(10,070,751)
Other	24,509	94,117	—

Income tax benefit	$(700,321)	$(329,566)	$—

The significant components of our deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$42,892,580	$39,560,917
Tax credits	13,713,014	14,274,743
Deferred revenue	19,866,253	14,950,097
Intangible assets	5,166,742	—
Accrued expenses	1,170,791	309,667
Amortization	700,103	690,840
Stock-based compensation	7,282,278	5,456,411
Other	581,945	177,856
Valuation allowance	(91,373,706)	(75,420,531)

Net deferred tax assets	$—	$—

We have recorded a valuation allowance against our deferred tax assets in each of the years ended December 31, 2010, 2009 and 2008 because management believes that it is more likely than not that these assets will not be realized. The valuation allowance increased by approximately $15,953,000 during the year ended December 31, 2010 primarily as a result of increases in unbenefitted deferred tax assets such as deferred revenue and intangible assets.

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

INFINITY PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

Subject to the limitations described below, at December 31, 2010, we had cumulative net operating loss carryforwards of approximately $121,434,000 and $41,276,000 available to reduce federal and state taxable income, which expire through 2030 and have begun to expire and through 2030, respectively. In addition, we have cumulative federal and state tax credit carryforwards of $10,423,000 and $4,984,000, respectively, available to reduce federal and state income taxes which expire through 2030 and 2025, respectively. The net operating loss carryforwards include approximately $1,690,000 of deductions related to the exercise of stock options. This amount represents an excess tax benefit and has not been included in the gross deferred tax asset reflected for net operating losses. Additionally, our net operating loss carryforwards and tax credits are limited as a result of certain ownership changes, as defined under Sections 382 and 383 of the Internal Revenue Code. This limits the annual amount of these tax attributes that can be utilized to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on our value immediately prior to an ownership change. Subsequent ownership changes may increase the limitation in future years. The net operating losses and tax credits that will expire unused in the future as a result of Section 382 and 383 limitations have been excluded from the amounts disclosed above.

During the twelve-month period ended December 31, 2010, we reversed our liability for unrecognized tax benefits as an uncertain tax position we took in a prior year is no longer subject to examination due to the expiration of the statute of limitations. We have no interest and penalties accrued as of December 31, 2010.

A reconciliation of the allowance for uncertain tax positions for the years ended December 31, 2010 and 2009 is as follows:

	2010	2009
Balance at January 1	$594,000	$594,000
Increase or decrease for tax positions taken during a prior period	—	—
Increase or decrease for tax positions taken during the current period	—	—
Decrease relating to settlements	—	—
Decrease resulting from the expiration of the statute of limitations	(594,000)	—

Balance at December 31	$—	$594,000

We file income tax returns in the U.S. federal, Massachusetts, and other state jurisdictions. The statute of limitations for assessment by the Internal Revenue Service, or IRS, and state tax authorities is closed for tax years prior to 2007, although carryforward attributes that were generated prior to tax year 2007 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period.

15. Stockholders’ Equity

Stockholder Rights Agreement

We have a stockholder rights agreement that provides for a dividend distribution of one preferred share purchase right for each outstanding share of our common stock held of record at the close of business on February 24, 2003. The rights are not currently exercisable. Under certain conditions involving an acquisition or proposed acquisition by any person or group holding 15% or more of our outstanding common stock, or in the case of entities associated with Purdue, 33% or more of fully diluted number of shares of common stock outstanding (giving effect to all securities that are then exercisable for, or convertible into, common stock), the rights permit the holders to purchase from us one-thousandth of a share of our Series A junior participating preferred stock at a price of $76.00, subject to adjustment. The Series A junior participating preferred stock has preferred dividend, liquidation and voting rights. Under certain conditions, the rights may be redeemed by our board of directors in whole, but not in part, at a price of $0.01 per right.

INFINITY PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

Treasury Stock Retirements

We retire treasury stock periodically with the approval of our board of directors. These were all non-cash transactions, with the offset to additional paid-in capital. Amounts retired have been immaterial for all periods presented.

Warrants

In connection with various loan and financing agreements during the period from December 2001 through December 2006, we issued warrants to purchase shares of convertible preferred stock, which subsequently became warrants to purchase shares of common stock as a result of the DPI merger. The fair value of the warrants was estimated using the Black-Scholes valuation model assuming no expected dividends, a volatility ranging from 64% to 95%, a contractual life of ten years, and a risk-free interest rate ranging from 3.1% to 5.5%. The warrants have been recorded as a reduction of the associated debt and were amortized to interest expense over the life of the loans. These warrants are fully amortized.

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

Warrants described above to purchase 246,629 shares of our common stock were outstanding at December 31, 2010, 2009 and 2008. These warrants are currently exercisable and expire on dates ranging from February 28, 2012 to June 30, 2016 and have exercise prices ranging from $7.64 to $13.35 per share.

In connection with the strategic alliance agreements we entered into with Mundipharma and Purdue, in January 2009, we issued warrants to purchase up to an aggregate of six million shares of our common stock. Warrants to purchase up to an aggregate of 1,000,000 shares of our common stock expired unexercised on July 1, 2010. The remaining warrants are exercisable to purchase up to an aggregate of:

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

16. Income from NIH Reimbursement

During the year ended December 31, 2009, we received $1.7 million from the National Institutes of Health, or NIH, relating to contract work performed by DPI from August 2004 through June 2006. As the amount received is not related to our ordinary course of operations, we have recorded the amount as other income.

INFINITY PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

17. Income from Therapeutic Discovery Grants

During the year ended December 31, 2010, we received tax grants aggregating $0.7 million under the U.S. Government’s Qualifying Therapeutic Discovery Project program for qualified expenses related to our Hedgehog, Hsp90 and FAAH programs. As the amount received is not related to our ordinary course of operations, we have recorded the amount as other income.

18. Defined Contribution Benefit Plan

We sponsor a 401(k) retirement plan in which substantially all of our full-time employees are eligible to participate. Participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. During the years ended December 31, 2010, 2009 and 2008, we matched 50% of the first six percent of participant contributions with shares of our common stock. The cost of our matching contributions during the years ended December 31, 2010, 2009 and 2008 was $564,377, $530,573 and $404,236, respectively.

19. Quarterly Financial Information (unaudited)

	Quarter Ended March 31, 2010	Quarter Ended June 30, 2010	Quarter Ended September 30, 2010	Quarter Ended December 31, 2010
	(In Thousands, Except Shares and Per Share Amounts)
Collaborative research and development revenue from Purdue entities	$16,300	$18,694	$22,496	$13,841
Operating expenses:
Research and development	19,378	19,011	38,732	22,110
General and administrative	4,749	5,216	5,015	6,090

Total operating expenses	24,127	24,227	43,747	28,200

Loss from operations	(7,827)	(5,533)	(21,251)	(14,359)
Other (expense) income:
Interest expense	(433)	(433)	(522)	(522)
Income from Therapeutic Discovery Grants	—	—	—	733
Interest and investment income	205	25	123	110

Total other income (expense)	(228)	(408)	(399)	321

Net loss before income taxes	(8,055)	(5,941)	(21,650)	(14,038)
Income tax benefit	—	—	700	—

Net loss	$(8,055)	$(5,941)	$(20,950)	$(14,038)

Basic and diluted net loss per common share	$(0.31)	$(0.23)	$(0.80)	$(0.53)

Basic and diluted weighted average number of common shares outstanding	26,244,297	26,285,125	26,333,012	26,421,230

INFINITY PHARMACEUTICALS, INC.

Notes to Consolidated Financial Statements—(Continued)

	Quarter Ended March 31, 2009	Quarter Ended June 30, 2009	Quarter Ended September 30, 2009	Quarter Ended December 31, 2009
	(In Thousands, Except Shares and Per Share Amounts)
Collaborative research and development revenue from Purdue entities	$9,736	$13,472	$14,082	$13,476
Operating expenses:
Research and development	21,242	20,713	18,499	17,404
General and administrative	5,330	5,681	4,571	3,874

Total operating expenses	26,572	26,394	23,070	21,278

Loss from operations	(16,836)	(12,922)	(8,988)	(7,802)
Other (expense) income:
Interest expense	—	(433)	(433)	(433)
Income from residual funding after reacquisition of Hsp90 program	12,450	—	—	—
Income from NIH reimbursement	—	1,745	—	—
Interest and investment income	743	592	401	308

Total other income (expense)	13,193	1,904	(32)	(125)

Net loss before income taxes	(3,643)	(11,018)	(9,020)	(7,927)
Income tax benefit	—	—	—	330

Net loss	$(3,643)	$(11,018)	$(9,020)	$(7,597)

Basic and diluted net loss per common share	$(0.14)	$(0.42)	$(0.34)	$(0.29)

Basic and diluted weighted average number of common shares outstanding	25,910,687	26,118,758	26,154,557	26,198,415

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with our independent accountants on accounting and financial disclosure matters.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2010. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2010, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our management including our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s report on the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) appears below.

No change in the Company’s internal control over financial reporting occurred during the fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management believes that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report of our internal control over financial reporting. This report appears below.

(b) Attestation Report of the Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of

Infinity Pharmaceuticals, Inc.

We have audited Infinity Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Infinity Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Infinity Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of Infinity Pharmaceuticals, Inc. and our report dated March 16, 2011 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Boston, Massachusetts

March 16, 2011

(c) Changes in Internal Control Over Financial Reporting

In 2010, we retained external accounting and financial reporting consultants to assist us in evaluating accounting for complex transactions. During the quarter ended December 31, 2010, we concluded that the engagement of these consultants remediated a material weakness in internal control over financial reporting that was identified as of December 31, 2009. No other change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The sections titled “Proposal 1—Election of Directors,” “Board and Committee Meetings,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Guidelines; Code of Business Conduct and Ethics” appearing in the definitive proxy statement we will file in connection with our Annual Meeting of Stockholders to be held on May 18, 2011 are incorporated herein by reference. The information required by this item relating to executive officers may be found in Part I, Item 1 of this report under the heading “Business—Executive Officers.”

Item 11.	Executive Compensation

The section titled “Executive Officer Compensation” appearing in the definitive proxy statement we will file in connection with our Annual Meeting of Stockholders to be held on May 18, 2011 is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The sections titled “Stock Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” appearing in the definitive proxy statement we will file in connection with our Annual Meeting of Stockholders to be held on May 18, 2011 are incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The sections titled “Transactions with Related Persons,” “Policies and Procedures for Related Persons Transactions,” and “Determination of Independence” appearing in the definitive proxy statement we will file in connection with our Annual Meeting of Stockholders to be held on May 18, 2011 are incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The section titled “Audit Fees” appearing in the definitive proxy statement we will file in connection with our Annual Meeting of the Stockholders to be held on May 18, 2011 is incorporated herein by reference.

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

INFINITY PHARMACEUTICALS, INC.

Date: March 16, 2011	By:	/s/ ADELENE Q. PERKINS
Adelene Q. Perkins President & Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ADELENE Q. PERKINS	President, Chief Executive Officer and Director	March 16, 2011
Adelene Q. Perkins	(Principal Executive Officer and Principal Financial Officer)

/s/ CHRISTOPHER M. LINDBLOM	Controller and Assistant Treasurer	March 16, 2011
Christopher M. Lindblom	(Principal Accounting Officer)

/s/ STEVEN H. HOLTZMAN	Chair of the Board of Directors	March 16, 2011
Steven H. Holtzman

/s/ MARTIN BABLER	Director	March 16, 2011
Martin Babler

/s/ ANTHONY B. EVNIN, PH.D.	Director	March 16, 2011
Anthony B. Evnin, Ph.D.

/s/ ERIC S. LANDER, PH.D.	Director	March 16, 2011
Eric S. Lander, Ph.D.

/s/ PATRICK P. LEE	Director	March 16, 2011
Patrick P. Lee

/s/ ARNOLD J. LEVINE, PH.D.	Director	March 16, 2011
Arnold J. Levine, Ph.D.

/s/ THOMAS J. LYNCH, JR. M.D.	Director	March 16, 2011
Thomas J. Lynch, Jr., M.D.

/s/ FRANKLIN H. MOSS, PH.D.	Director	March 16, 2011
Franklin H. Moss, Ph.D.

/s/ IAN F. SMITH	Director	March 16, 2011
Ian F. Smith

/s/ JAMES B. TANANBAUM, M.D.	Director	March 16, 2011
James B. Tananbaum, M.D.

/s/ MICHAEL C. VENUTI, PH.D.	Director	March 16, 2011
Michael C. Venuti, Ph.D.

EXHIBIT INDEX

Exhibit	Description
3.1	Restated Certificate of Incorporation of the Registrant. Previously filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 000-31141) and incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Registrant. Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 17, 2009 (File No. 000-31141) and incorporated herein by reference.

4.1	Form of Common Stock Certificate. Previously filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-31141) and incorporated herein by reference.

4.2	Rights Agreement between the Registrant and American Stock Transfer & Trust Company dated February 13, 2003, which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Stock as Exhibit C. Previously filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on February 24, 2003 (File No. 000-31141) and incorporated herein by reference.

4.3	First Amendment to the Rights Agreement between the Registrant and American Stock Transfer & Trust Company dated April 11, 2006. Previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 12, 2006 (File No. 000-31141) and incorporated herein by reference.

4.4	Second Amendment to the Rights Agreement between the Registrant and American Stock Transfer & Trust Company, LLC dated November 19, 2008. Previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 20, 2008 (File No. 000-31141) and incorporated herein by reference.

10.1†	Strategic Alliance Agreement, dated as of November 19, 2008, by and between the Registrant and Purdue Pharmaceutical Products L.P. Previously filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-31141) and incorporated herein by reference.

10.2†	Strategic Alliance Agreement, dated as of November 19, 2008, by and between the Registrant and Mundipharma International Corporation Limited. Previously filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-31141) and incorporated herein by reference.

10.3	Amendment No. 1 to Strategic Alliance Agreement, dated as of December 10, 2010, by and between the Registrant and Mundipharma International Corporation Limited. Previously filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed December 14, 2010 (File No. 000-31141) and incorporated herein by reference.

10.4	Securities Purchase Agreement, dated as of November 19, 2008, by and among the Registrant, Purdue Pharma L.P. and Purdue Pharmaceutical Products L.P. Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 20, 2008 (File No. 000-31141) and incorporated herein by reference.

10.5	Line of Credit Agreement, dated as of November 19, 2008, by and between the Registrant and Purdue Pharma L.P., directly and as assignee of Purdue Pharmaceutical Products L.P. Previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 20, 2008 (File No. 000-31141) and incorporated herein by reference.

Exhibit	Description

10.6†	Development and License Agreement, dated as of July 7, 2010, by and between the Registrant and Intellikine, Inc. Previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 000-31141) and incorporated herein by reference.

10.7†	Collaboration Agreement, dated as of August 25, 2006, by and between MedImmune, Inc. and Infinity Discovery, Inc., or IDI, a wholly owned subsidiary of the Registrant. Previously filed as Exhibit 10.1 to MedImmune’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 0-19131) and incorporated herein by reference.

10.8	Lease Agreement dated July 2, 2002 between IDI and ARE-770/784/790 Memorial Drive LLC (the “Lease”), as amended by First Amendment to Lease dated March 25, 2003, Second Amendment to Lease dated April 30, 2003, Third Amendment to Lease dated October 30, 2003 and Fourth Amendment to Lease dated December 15, 2003. Previously filed as Exhibit 10.36 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.9	Sublease dated August 24, 2004 between IDI and Hydra Biosciences, Inc (“Hydra”), together with Consent to Sublease dated September 16, 2004 by ARE-770/784/790 Memorial Drive LLC, IDI and Hydra Biosciences, Inc., as amended by First Amendment to Sublease dated October 17, 2005, together with Consent to Amendment to Sublease dated as of October 31, 2005 by ARE-770/784/790 Memorial Drive LLC and Second Amendment to Sublease dated as of January 9, 2006, together with Consent to Amendment to Sublease dated as of January 26, 2006 by ARE-770/784/790 Memorial Drive LLC, IDI and Hydra. Previously filed as Exhibit 10.37 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.10	Third Amendment to Sublease dated April 17, 2009 between IDI and Hydra, together with Consent to Third Amendment to Sublease dated May 5, 2009 by ARE-770/784/790 Memorial Drive LLC, IDI and Hydra. Previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 000-31141) and incorporated herein by reference.

10.11*	Offer Letter between IDI and Julian Adams dated as of August 19, 2003. Previously filed as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.12*	Amendment to Offer Letter between IDI and Julian Adams dated as of October 25, 2007. Previously filed as Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed on October 30, 2007 (File No. 000-31141) and incorporated herein by reference.

10.13*	Offer Letter between IDI and Adelene Perkins dated as of February 6, 2002. Previously filed as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.14*	Amendment to Offer Letter between IDI and Adelene Perkins dated as of October 25, 2007. Previously filed as Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed on October 30, 2007 (File No. 000-31141) and incorporated herein by reference.

10.15	Pre-Merger Stock Incentive Plan. Previously filed as Exhibit 10.18 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.16*	Form of Restricted Stock Agreement entered into with each of the officers and directors identified on the schedule thereto. Previously filed as Exhibit 10.24 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

Exhibit	Description

10.17*	Form of Incentive Stock Agreement entered into with each of the officers identified on the schedule thereto. Previously filed as Exhibit 10.25 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.18*	Form of Nonstatutory Stock Option Agreement entered into with each of the officers identified on the schedule thereto. Previously filed as Exhibit 10.27 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.19*	Form of Stock Restriction Agreement entered into with Steven H. Holtzman on October 27, 2008 and with Julian Adams on October 28, 2008. Previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 000-31141) and incorporated herein by reference.

10.20	2000 Stock Incentive Plan. Previously filed as Exhibit 10.59 to the Registrant’s Registration Statement on Form S-1 filed on May 9, 2000 (File No. 333-36638) and incorporated herein by reference.

10.21	Amendment No. 1 to 2000 Stock Incentive Plan; Amendment No. 2 to 2000 Stock Incentive Plan; Amendment No. 3 to 2000 Stock Incentive Plan. Previously filed as Exhibit 10.32 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.22	Amendment No. 4 to 2000 Stock Incentive Plan. Previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 000-31141) and incorporated herein by reference.

10.23	Amendment No. 5 to 2000 Stock Incentive Plan. Previously filed as Exhibit 99.4 to the Registrant’s Registration Statement on Form S-8 filed on May 23, 2008 (File. No. 333-151135) and incorporated herein by reference.

10.24	Form of Incentive Stock Option Agreement under 2000 Stock Incentive Plan. Previously filed as Exhibit 10.33 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.25	Form of Nonstatutory Stock Option Agreement under 2000 Stock Incentive Plan. Previously filed as Exhibit 10.34 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.26	Form of Restricted Stock Agreement under 2000 Stock Incentive Plan. Previously filed as Exhibit 10.35 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.27	2010 Stock Incentive Plan. Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010 (File No. 333-31141) and incorporated herein by reference.

10.28	Form of Incentive Stock Option Agreement under 2010 Stock Incentive Plan. Previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010 (File. No. 333-31141) and incorporated herein by reference.

10.29	Form of Nonstatutory Stock Option Agreement under 2010 Stock Incentive Plan. Previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010 (File. No. 333-31141) and incorporated herein by reference.

10.30	Amendment No. 1 to 2010 Stock Incentive Plan. Previously filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on December 14, 2010 (File. No. 333-31141) and incorporated herein by reference.

Exhibit	Description

21.1	Subsidiaries of the Registrant. Filed herewith.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. Filed herewith.

31.1	Certification of principal executive and principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1	Statement of principal executive and principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

*	Indicates management contract or compensatory plan
†	Confidential treatment has been requested and/or granted as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.