Form 10-Q
period 2011-03-31
INFINITY PHARMACEUTICALS, INC.
filed 2011-05-10
CIK 1113148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on March 31, 2011: 26,545,911

INFINITY PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$21,719,668	$20,416,997
Available-for-sale securities	68,801,525	79,804,921
Accounts receivable from Purdue entities	547,526	—
Prepaid expenses and other current assets	2,703,641	2,907,057

Total current assets	93,772,360	103,128,975
Property and equipment, net	4,899,821	5,147,545
Loan commitment asset from Purdue entities, net	13,855,200	14,288,175
Long-term available-for-sale securities	687,471	736,739
Restricted cash	1,123,415	1,122,633
Other assets	106,486	141,855

Total assets	$114,444,753	$124,565,922

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,235,637	$2,606,303
Accrued expenses	12,416,152	20,363,884
Deferred revenue from Purdue entities	4,726,691	4,780,418

Total current liabilities	19,378,480	27,750,605
Deferred revenue from Purdue entities, less current portion	45,308,070	46,361,745
Other liabilities	1,198,701	970,057

Total liabilities	65,885,251	75,082,407
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2011 and December 31, 2010	—	—
Common Stock, $0.001 par value; 100,000,000 shares authorized, and 26,545,911 and 26,519,217 shares issued and outstanding, at March 31, 2011 and December 31, 2010, respectively	26,546	26,519
Additional paid-in capital	279,815,604	278,412,580
Accumulated deficit	(231,316,108)	(229,009,563)
Accumulated other comprehensive income	33,460	53,979

Total stockholders’ equity	48,559,502	49,483,515

Total liabilities and stockholders’ equity	$114,444,753	$124,565,922

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended March 31,
	2011	2010
Collaborative research and development revenue from Purdue entities	$27,186,905	$16,300,183
Operating expenses:
Research and development	24,278,413	19,377,805
General and administrative	4,875,592	4,749,001

Total operating expenses	29,154,005	24,126,806

Loss from operations	(1,967,100)	(7,826,623)
Other income (expense):
Interest expense	(432,975)	(433,057)
Interest and investment income	93,530	204,934

Total other expense	(339,445)	(228,123)

Net loss	$(2,306,545)	$(8,054,746)

Basic and diluted loss per common share	$(0.09)	$(0.31)

Basic and diluted weighted average number of common shares outstanding	26,536,048	26,244,297

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2011	2010
Operating activities
Net loss	$(2,306,545)	$(8,054,746)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	578,454	556,285
Stock-based compensation, including 401(k) match	1,393,844	1,830,548
Net amortization of available-for-sale securities	266,606	424,885
Amortization of loan commitment asset from Purdue entities	432,975	432,975
Other, net	22,931	18,845
Changes in operating assets and liabilities:
Accounts receivable	(547,526)	—
Prepaid expenses and other current assets	215,453	386,943
Accounts payable, accrued expenses and other liabilities	(8,088,055)	1,304,301
Deferred revenue from Purdue entities	(1,107,402)	(50,183)

Net cash used in operating activities	(9,139,265)	(3,150,147)
Investing activities
Purchases of property and equipment	(330,730)	(701,976)
Purchases of available-for-sale securities	(33,066,538)	(58,294,393)
Proceeds from sales of available-for-sale securities	1,288,988	7,239,262
Proceeds from maturities of available-for-sale securities	42,542,709	55,258,080

Net cash provided by investing activities	10,434,429	3,500,973
Financing activities
Proceeds from issuances of common stock	9,206	11,397
Capital lease payments	(1,699)	(1,181)

Net cash provided by financing activities	7,507	10,216

Net increase in cash and cash equivalents	1,302,671	361,042
Cash and cash equivalents at beginning of period	20,416,997	16,287,229

Cash and cash equivalents at end of period	$21,719,668	$16,648,271

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

Infinity Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization

Infinity Pharmaceuticals, Inc. is an innovative drug discovery and development company seeking to discover, develop and deliver to patients best-in-class medicines for difficult to treat diseases. As used throughout these unaudited, condensed consolidated financial statements, the terms “Infinity,” “we,” “us,” and “our” refer to the business of Infinity Pharmaceuticals, Inc. and its wholly owned subsidiary.

2. Basis of Presentation

These condensed consolidated financial statements include the accounts of Infinity and its wholly owned subsidiary. We have eliminated all significant intercompany accounts and transactions in consolidation.

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.

The information presented in the condensed consolidated financial statements and related footnotes at March 31, 2011, and for the three months ended March 31, 2011 and 2010, is unaudited, and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2010 have been derived from our audited financial statements. For further information, please refer to the consolidated financial statements and accompanying footnotes included in our annual report on Form 10-K for the fiscal year ended December 31, 2010, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 16, 2011.

3. Significant Accounting Policies

Cash Equivalents and Available-For-Sale Securities

Cash equivalents and short-term available-for-sale securities primarily consist of money market funds, U.S. government-sponsored enterprise obligations, corporate obligations, and mortgage-backed securities. We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents, which consists of a money market fund, corporate obligations and U.S. government sponsored enterprise obligations, are stated at fair value. They are also readily convertible to known amounts of cash and close enough to maturity that each presents insignificant risk of change in value due to changes in interest rates. Our classification of cash equivalents is consistent with prior periods.

We determine the appropriate classification of available-for-sale securities at the time of purchase and reevaluate such designation at each balance sheet date. We have classified all of our marketable securities at March 31, 2011 and December 31, 2010 as “available-for-sale.” We carry available-for-sale securities at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity.

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

All of our revenues to date have been generated under research collaboration agreements. Revenue associated with the amortization of the deferred revenue associated with the grant of rights and licenses to, and reimbursed research and development services provided for, Mundipharma International Corporation Limited (“Mundipharma”) and Purdue Pharmaceutical Products L.P. (“Purdue”) accounted for all of our revenue for the three months ended March 31, 2011 and 2010. We consider Mundipharma, Purdue and associated entities to be related parties for financial reporting purposes because of their equity ownership (see note 8).

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

	At March 31,
	2011	2010
Stock options	6,822,675	6,025,042
Warrants	5,246,629	6,246,629
Unvested restricted shares of common stock	—	11,347

Stock-Based Compensation Expense

We measure stock-based compensation cost at the grant date based on the estimated fair value of the award, and recognize it as expense over the employee’s requisite service period on a straight-line basis. We have no awards with market or performance conditions. We use the Black-Scholes valuation model in determining the fair value of equity awards.

Revenue Recognition

To date, all of our revenue has been generated under research collaboration agreements. The terms of these research collaboration agreements may include payment to us of non-refundable, up-front license fees, funding or reimbursement of research and development efforts, milestone payments if specified objectives are achieved, and/or royalties on product sales. On January 1, 2011, we adopted on a prospective basis a newly issued accounting standard related to multiple-deliverable revenue arrangements. We will apply this standard to revenue arrangements entered into or materially modified after December 31, 2010. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon our best estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previous accounting principles required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor.

Under our strategic alliance with Purdue and Mundipharma, we recognize revenues from non-refundable, up-front license fees on a straight-line basis over the contracted or estimated period of performance, which is typically the research or development term. We regularly consider whether events warrant a change in the estimated period of performance under an agreement. Such a change would cause us to modify the period of time over which we recognize revenue from the up-front license fee on a prospective basis and would, in turn, result in changes in our quarterly and annual results. We recognize research and development funding as earned over the period of effort as related research costs are incurred in proportion to our forecasted total expenses as compared to the total research funding budget for the year.

At the inception of each agreement that includes milestone payments, we evaluate whether each milestone is substantive on the basis of the contingent nature of the milestone. We recognize revenues related to substantive milestones in full in the period in which the substantive milestone is achieved. If a milestone payment is not considered substantive, we recognize the applicable milestone over the remaining period of performance.

We will recognize royalty revenue, if any, based upon actual and estimated net sales by the licensee of licensed products in licensed territories, and in the period the sales occur. We have not recognized any royalty revenue to date.

Research and Development Expense

Research and development expense consists of expenses incurred in performing research and development activities, including salaries and benefits, facilities expenses, overhead expenses, materials and supplies, preclinical expenses, clinical trial and related clinical manufacturing expenses, stock-based compensation expense, contract services, and other outside expenses. We also include as research and development expense upfront license payments related to acquired technologies which have not yet reached technological feasibility and have no alternative use. We expense research and development costs as they are incurred. We have entered into certain collaboration agreements in which expenses are shared with the collaborator, others in which we are reimbursed for work performed on behalf of the collaborator, and another in which we reimburse the collaborator for work it has performed. We record all of our expenses as research and development expense. If the arrangement is a cost-sharing arrangement and there is a period during which we receive payments from the collaborator, we record payments from the collaborator for its share of the development effort as a reduction of research and development expense. If the arrangement is a cost-sharing arrangement and there is a period during which we make payments to the collaborator, we record our payments to the collaborator for its share of the development effort as additional research and development expense. If the arrangement provides for reimbursement of research and development expenses, as is the case with our alliance with Mundipharma and Purdue, we record the reimbursement as revenue. If the arrangement provides for us to reimburse the collaborator for research and development expenses or achieving a development milestone for which a payment is due, as is the case with our agreement with Intellikine, Inc. (“Intellikine”), we record the reimbursement or the achievement of the development milestone as research and development expense.

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

We use our judgment to determine the recognition threshold and measurement attribute for financial statement recognition and for measurement of a tax position taken or expected to be taken in a tax return. We recognize any material interest and penalties related to unrecognized tax benefits in income tax expense.

Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, we have recorded a full valuation allowance against our otherwise recognizable net deferred tax assets as of March 31, 2011 and December 31, 2010.

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

The carrying amounts reflected in the condensed consolidated balance sheets for prepaid expenses and other current assets, accounts payable and accrued expenses approximate fair value due to their short term maturities.

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

Laboratory equipment	5 years
Computer equipment and software	3 to 5 years
Leasehold improvements	Shorter of life of lease or useful life of asset
Furniture and fixtures	7 years

4. Stock-Based Compensation

Total stock-based compensation expense, related to all equity awards, for the three months ended March 31, 2011 and 2010 comprised the following:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Effect of stock-based compensation on net loss by line item:
Research and development	$729,265	$959,364
General and administrative	664,579	871,184

As of March 31, 2011, there was approximately $8.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options, which are expected to be recognized over a weighted-average period of 2.6 years.

During the three months ended March 31, 2011, we granted options to purchase 813,501 shares of our common stock at a weighted average fair value of $3.26. During the three months ended March 31, 2010, we granted options to purchase 1,132,530 shares of our common stock at a weighted average fair value of $3.51. For the three months ended March 31, 2011 and March 31, 2010, the fair values were estimated using the Black-Scholes valuation model using the following weighted-average assumptions:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Risk-free interest rate	2.4%	2.9%
Expected annual dividend yield	—	—
Expected stock price volatility	58.2%	59.7%
Expected term of options	5.9 years	5.7 years

5. Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss includes unrealized holding gains and losses arising during the period on available-for-sale securities that are not other-than-temporarily impaired. For the three months ended March 31, 2011 and 2010, comprehensive loss was as follows:

	Three Months Ended March 31,
	2011	2010
Net loss	$(2,306,545)	$(8,054,746)
Net unrealized holding losses on available-for-sale securities arising during the period	(20,519)	(122,015)

Total comprehensive loss	$(2,327,064)	$(8,176,761)

Accumulated other comprehensive income (loss) consists of unrealized net losses on available-for-sale securities.

6. Cash, Cash Equivalents and Available-for-Sale Securities

The following is a summary of cash, cash equivalents and available-for-sale securities:

	March 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents due in 90 days or less	$21,719,604	$64	$—	$21,719,668
Available-for-sale securities
Corporate obligations due in one year or less	44,798,767	17,930	(13,242)	44,803,455
Mortgage-backed securities due after ten years	647,764	39,707	—	687,471
U.S. government-sponsored enterprise obligations due in one year or less	16,747,626	1,678	(150)	16,749,154
U.S. government-sponsored enterprise obligations due in one to five years	7,261,443	—	(12,527)	7,248,916

Total available-for-sale securities	69,455,600	59,315	(25,919)	69,488,996

Total cash, cash equivalents and available-for-sale securities	$91,175,204	$59,379	$(25,919)	$91,208,664

	December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents due in 90 days or less	$20,416,933	$64	$—	$20,416,997
Available-for-sale securities
Corporate obligations due in one year or less	43,635,770	8,362	(14,314)	43,629,818
Mortgage-backed securities due after ten years	659,473	79,189	(1,923)	736,739
U.S. government-sponsored enterprise obligations due in one year or less	21,670,829	2,479	(4,480)	21,668,828
U.S. government-sponsored enterprise obligations due in one to five years	14,521,673	—	(15,398)	14,506,275

Total available-for-sale securities	80,487,745	90,030	(36,115)	80,541,660

Total cash, cash equivalents and available-for-sale securities	$100,904,678	$90,094	$(36,115)	$100,958,657

We held 14 debt securities at March 31, 2011 that had been in an unrealized loss position for less than 12 months. The gross unrealized losses on these securities was $25,919 and the fair value was $30,119,672. We evaluated our securities for other-than-temporary impairments based on quantitative and qualitative factors. We considered the decline in market value for these 14 securities to be primarily attributable to current economic conditions. We do not intend to sell these securities prior to their maturity. Additionally, it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost bases, which may be maturity. Based on our analysis, we do not consider these investments to be other-than-temporarily impaired at March 31, 2011.

There were no other-than-temporary impairments recognized for the three months ended March 31, 2011 and 2010. Realized gains on our available-for-sale securities were immaterial for the three months ended March 31, 2011 and 2010.

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

The following table provides the assets carried at fair value measured on a recurring basis as of March 31, 2011:

	Level 1	Level 2
Cash and cash equivalents	$20,219,728	$1,499,940
Corporate obligations (including commercial paper)	—	44,803,455
Mortgage-backed securities	—	687,471
U.S. government-sponsored enterprise obligations	—	23,998,070

Total	$20,219,728	$70,988,936

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

There have been no changes to the valuation methods during the three months ended March 31, 2011. There were no transfers of assets or liabilities between Level 1 and Level 2 during the three months ended March 31, 2011. We evaluate transfers between levels at the end of each reporting period. We had no available-for-sale securities that were classified as Level 3 as of March 31, 2011 and December 31, 2010.

8. Collaborations

Purdue and Mundipharma

Scope

In November 2008, we entered into a strategic alliance with Purdue and Mundipharma to develop and commercialize pharmaceutical products. The alliance is governed by strategic alliance agreements that we entered into with each of Purdue and Mundipharma. The agreement with Purdue is focused on the development and U.S. commercialization of products targeting FAAH. The agreement with Mundipharma is focused on the development and commercialization outside of the United States of all products and product candidates covered by the alliance, including those targeting FAAH. The alliance currently includes product candidates that inhibit or target the Hedgehog pathway, FAAH, PI3K, and product candidates arising out of our early discovery projects in all disease fields that are conducted during a prescribed “discovery period.” In December 2010, Mundipharma exercised an option to extend the duration of the discovery period through December 31, 2012 and Mundipharma has the option to extend this period for an additional year. Our Hsp90 program is expressly excluded from the alliance.

Mundipharma also has the option to include in the alliance certain products or product candidates that we may in-license during the discovery period in the alliance by paying us a prescribed percentage of the up-front license fee or other acquisition cost, which percentage could be up to 60% of such fee or cost, and by funding research and development costs in the same manner as products or product candidates arising out of our internal discovery programs, as described below. If we in-license any product or product candidate during the discovery period for which GLP (Good Laboratory Practice) toxicology studies have not been initiated, as we did with our PI3K program in 2010, such products are automatically included in the alliance as having arisen out of our internal discovery projects.

We have responsibility and decision-making authority for the development of all of our product candidates and performance of early discovery projects on a worldwide basis. There are no joint steering or similar committees for the alliance. Except with respect to FAAH products and opt-out products as described below, we will have the right and responsibility to market and sell products arising from the alliance in the United States and Mundipharma will have the right and responsibility to market and sell products arising from the alliance outside of the United States. Other than pursuant to the strategic alliance agreements, neither we, Purdue nor Mundipharma may develop, manufacture or commercialize products that are directed to the same target or pathway as a product included in the strategic alliance, unless and until a party terminates its rights with respect to such products.

Following entry into the strategic alliance agreements, we consider Mundipharma, Purdue and associated entities to be related parties for financial reporting purposes because of their equity ownership in our company.

Research and Development Funding

For each alliance program other than FAAH, Mundipharma is obligated to reimburse us for research and development expenses we incur, up to an annual aggregate cap, until the later of December 31, 2013 and the commencement of the first Phase 3 clinical trial of a product candidate, which we refer to as the “transition date”. The funding cap for the year ended December 31, 2010 was $65 million, and the funding caps for 2011 and 2012 are $85 million and $110 million, respectively. We are obligated to fund any activities in excess of the annual funding cap ourselves, which we did in 2010 primarily as the result of costs associated with the in-license of our PI3K inhibitor program, and which we expect to do in 2011 on account of enhanced clinical trial activities for IPI-926, our lead Hedgehog program candidate, and the commencement of clinical development of IPI-145, our lead P13K program candidate. After the transition date for each product candidate, we are obligated to share equally with Mundipharma all research and development costs for such product candidate. We are recognizing revenue for reimbursed research and development services we perform for Mundipharma and Purdue. We recognized $23.9 million and $15.3 million in such revenue in the three months ended March 31, 2011 and 2010, respectively.

In October 2010, Mundipharma and Purdue exercised their rights to assume all worldwide development and commercialization activities and fund all subsequent research, development and commercialization expenses for products arising out of our FAAH program. Expenses associated with activities we conduct related to the transition of the FAAH program to Purdue and Mundipharma will be reimbursed by Purdue and Mundipharma, with such amounts not counting towards the annual funding cap. We recognized $2.3 million in revenue related to reimbursed research and development services for the transition of the FAAH program for the three months ended March 31, 2011. We expect the transition of the FAAH program and the associated revenue for reimbursed research and development services to be completed during 2011.

Opt-out and Termination Rights

Mundipharma has the right to opt out of any alliance program, except the Hedgehog program, on an annual basis in November of each year. In the event of an opt-out decision, Mundipharma would continue to provide funding for, in the aggregate, 100% of our contractually budgeted research and development expenses for all programs included in the alliance for the calendar year following the date of such opt out.

Mundipharma’s next funding commitment for the Hedgehog program must be made by the 30th day following the outcome of an end-of-Phase 2 meeting with the U.S. Food and Drug Administration pertaining to the ongoing clinical trial of IPI-926 in patients with pancreatic cancer (or, if the end-of-Phase 2 meeting is not held by November 1, 2013, then by November 30, 2013). Mundipharma is obligated to fully fund the Hedgehog program until it is required to make this further commitment. If Mundipharma elects to opt-out of continued development funding at this time, then Mundipharma would be obligated to make an immediate payment of $23.65 million to us, which we can use on any program in the alliance. In addition, Mundipharma would be obligated to reimburse us for up to $23.65 million of additional expenses incurred during 2013 that are associated with the completion of Phase 2 clinical trials of IPI-926 that are ongoing at the time of the opt-out, so that aggregate residual funding could total $47.3 million. If Mundipharma elects to continue participation in the Hedgehog program when it makes its next commitment, Mundipharma would thereafter have the annual November opt-out right, and one-year residual funding obligation, that applies to the other alliance programs.

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

Each of the strategic alliance agreements expire when the parties thereto have no further obligations to each other thereunder. Either party may terminate the strategic alliance agreement to which it is a party on 60 days’ prior written notice if the other party materially breaches the agreement and fails to cure such breach within the 60-day notice period. The agreements may also be terminated by Purdue or Mundipharma in the event of a change in control of Infinity or in the event that, during the discovery period, either Adelene Perkins or Julian Adams is no longer a full-time executive of Infinity. Upon termination of either strategic alliance agreement by us or either Purdue or Mundipharma, either party to the other strategic alliance agreement may terminate that agreement.

Royalties

Except with respect to products that have been in-licensed by us, for which no royalties will be payable between the parties, we are obligated to pay Mundipharma a 5% royalty on net sales of the commercialized products until such time as Mundipharma has recovered all research and development expenses paid to us under the research program prior to the applicable transition date. After such cost recovery, we are obligated to pay a tiered, 1% to 3% royalty on U.S. net sales of those products. For products in which Mundipharma has opted-out of development prior to the transition date, we are obligated to pay royalties of 1% to 5% of worldwide net sales as a function of the stage of development of the applicable product candidate at the time of opt-out. For products in which either party has opted-out of development following the transition date, the commercializing party is obligated to pay the other party a 5% royalty on net sales. Mundipharma is obligated to pay us a tiered, 10% to 20% royalty on annual net sales outside of the United States of each product arising out of the alliance, and Purdue is obligated to pay us a tiered, 10% to 20% royalty on annual net sales of FAAH products in the United States. Royalties are payable until the later to occur of the expiration of specified patent rights and the expiration of non-patent regulatory exclusivities in a country, provided that if royalties are payable solely on the basis of non-patent regulatory exclusivity, each of the rates above is reduced by one-half. In addition, all royalties payable under the strategic alliance agreements, whether by us, Purdue or Mundipharma, are subject to reduction on account of third party royalty payments or patent litigation damages or settlements, with any such reductions capped at 50% of the amounts otherwise payable during the applicable royalty payment period.

Securities Purchase and Line of Credit Agreements

In connection with the entry into the strategic alliance agreements, we also entered into a securities purchase agreement and a line of credit agreement in November 2008 with Purdue and its independent associated company, Purdue Pharma L.P. (“PPLP”).

Under the securities purchase agreement we issued and sold in two separate closings an aggregate of six million shares of our common stock and warrants to purchase up to an aggregate of six million shares of our common stock, for an aggregate purchase price of $75 million. An equal number of securities were sold to each purchaser. In March 2009, Purdue assigned its interest under the line of credit agreement to PPLP.

Warrants for 1,000,000 shares of our common stock expired unexercised on July 1, 2010. The remaining warrants are currently exercisable for:

•	2,000,000 shares of our common stock at any time up to July 1, 2011, with an exercise price of $30.00 per share; and

•

3,000,000 shares of our common stock at any time up to July 2, 2012, with an initial exercise price of $30.00 per share, with such exercise price increasing over time depending on when such warrants are exercised, up to a maximum exercise price of $40.00 per share.

The fair value of the warrants was estimated as of November 2008 using a binomial valuation model assuming no expected dividends, a volatility of 58%, contractual lives ranging from 1.6 years to 3.6 years and risk-free interest rates ranging from of 1.0% to 1.5%. The aggregate fair value of these warrants of approximately $1.3 million was recorded as additional paid-in capital in the year ended December 31, 2009.

The line of credit agreement provides for the borrowing by us of one or more unsecured loans up to an aggregate maximum principal amount of $50 million. The loans may be drawn by us during the three-year period that began on April 1, 2009. The loans, which may be used by us for any proper corporate purpose, mature on April 1, 2019, which we refer to as the maturity date, and will be subordinate to any senior indebtedness that we may incur. Borrowings made under the line of credit agreement will bear interest, payable on the maturity date, at a fluctuating rate set at the prime rate on the business day prior to the funding of each loan and will be reset on the last business day of each month ending thereafter. Interest will be compounded on each successive three-month anniversary of the funding of each loan. Outstanding loans may be prepaid without penalty or premium prior to the maturity date. Amounts borrowed under the credit agreement, once borrowed, may not be borrowed again. We have certain rights to repay outstanding amounts under the line of credit agreement in shares of our common stock. As of March 31, 2011, no amounts have been borrowed under this line of credit. We intend to borrow the full amount available under the line of credit before April 1, 2012.

We recorded an aggregate of $59.3 million in deferred revenue associated with the grant of rights and licenses to Mundipharma and Purdue, which consisted of the excess of the amount paid for the purchased shares over the closing market price on the day before the equity closings and the value of the loan commitment asset (see note 9). We determined that the rights and licenses did not have stand-alone value and we considered all of the obligations under the arrangement to be a single unit of accounting. There is no obligation for us to repay the $59.3 million and we are recognizing the deferred revenue ratably over 14 years, which is our estimated period of performance under the arrangement. We will periodically review this estimate and make adjustments as facts and circumstances dictate. We recognized $1.0 million in such revenue in the three months ended March 31, 2011 and 2010.

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

Under the agreement, we obtained rights to direct all development and commercialization activities worldwide for products arising from the agreement for all therapeutic indications. Mundipharma has commercialization rights outside the United States for products arising out of our PI3K inhibitor program. For a product for which the first Phase 2 clinical trial is for an oncology indication, Intellikine will have the option, at the end of Phase 2 clinical development and upon payment of an option fee, to convert its royalty interest in U.S. sales into the right to share in 50% of profits and losses on U.S. development and commercialization, and to participate in up to 30% of the detailing effort for these products in the United States.

Intellikine may terminate such participation upon with twelve months’ prior written notice to us, after which Intellikine’s participation rights would revert back to the original milestone- and royalty-based payment structure, provided that Intellikine would not be entitled to receive royalty payments for net sales occurring prior to the termination date and certain specified milestone payments.

Other than pursuant to the agreement, neither we nor Intellikine may research, develop or commercialize products directed to the PI3K delta and/or gamma isoforms of PI3K that meet certain selectivity criteria.

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

We are amortizing this asset to interest expense over the life of the loan arrangement, or 10 years commencing on April 1, 2009, the date we could begin drawing on the line. We recorded approximately $0.4 million of related amortization expense in the periods ended March 31, 2011 and 2010. As of March 31, 2011, no amounts have been borrowed under this line of credit.

10. Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2011	December 31, 2010
Accrued drug manufacturing costs	$3,332,118	$1,921,224
Accrued license fee payable to Intellikine	—	8,500,000
Accrued toxicology studies	1,390,068	1,153,006
Accrued compensation and benefits	2,859,332	4,495,189
Accrued clinical studies	2,158,222	2,375,823
Other	2,676,412	1,918,642

Total accrued expenses	$12,416,152	$20,363,884

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Overview

We are an innovative drug discovery and development company seeking to discover, develop and deliver to patients best-in-class medicines for difficult-to-treat diseases. We combine proven scientific expertise with a passion for developing novel small molecule drugs that target emerging disease pathways. Our programs in the inhibition of the Hedgehog pathway, the heat shock protein 90, or Hsp90, chaperone system, fatty acid amide hydrolase, or FAAH, and phosphoinositide-3-kinase, or PI3K, are evidence of our innovative approach to drug discovery and development.

Hedgehog Pathway Inhibitor Program. Our lead product candidate is IPI-926, a novel, potent, oral molecule that inhibits the Hedgehog pathway by binding to the Smoothened receptor, a protein that plays a critical role in the malignant activation of the Hedgehog pathway. We believe that Smoothened inhibition represents a significant opportunity for addressing a number of difficult-to-treat cancers by disrupting malignant activation of the Hedgehog pathway. We are actively enrolling patients in the Phase 2 portion of a Phase 1b/2 clinical trial evaluating IPI-926 in combination with gemcitabine, also known as Gemzar®, in patients with previously untreated, metastatic, pancreatic cancer and in a Phase 2 clinical trial evaluating IPI-926 as a single agent in patients with metastatic or locally advanced, inoperable chondrosarcoma. We expect to present data from the Phase 1b portion of the pancreatic cancer trial at the American Society of Clinical Oncology, or ASCO, annual meeting in June 2011, and to complete enrollment in the Phase 2 portion of this trial by the end of 2011. We are also evaluating IPI-926 in a Phase 1 clinical trial in patients with advanced or metastatic solid tumors, including patients with basal cell carcinoma, or BCC. Preliminary data from this trial were presented at the European Society for Medical Oncology Congress in October 2010, and we expect to present follow-up data at ASCO in June 2011. In addition, we initiated an investigator sponsored trial program for IPI-926 to explore a range of potential indications as well as to study IPI-926 in combination with both commonly used and emerging treatments. We expect additional investigator sponsored trials to begin in the second half of 2011. We are planning additional Infinity-sponsored clinical development of IPI-926 in 2011 as well. Mundipharma International Corporation Limited, or Mundipharma, has commercialization rights outside of the United States for products arising out of our Hedgehog pathway inhibitor program.

Hsp90 Chaperone Inhibitor Program. Our next most advanced program is directed at Hsp90, which is emerging as a major therapeutic target of interest for the treatment of a broad range of cancers. Inhibition of the Hsp90 chaperone knocks out a critical source of support for cancer cells, leading to tumor growth inhibition and cancer cell death. Thus, Hsp90 chaperone inhibition may represent an important approach to treating certain cancers. Our lead Hsp90 inhibitor, IPI-504, is a novel, small molecule, semi-synthetic analog of the natural product geldanamycin that is delivered as a water-based, intravenous infusion. IPI-504 is currently being evaluated in two ongoing clinical trials, both of which are focused on patients with non-small cell lung cancer, or NSCLC. One trial is a Phase 1b trial in combination with docetaxel, also known as Taxotere®, that initially enrolled patients with advanced solid tumors and expanded in 2009 to focus on patients with advanced NSCLC. We expect to present data from this clinical trial at ASCO in June 2011. The second trial is an investigator sponsored trial in NSCLC patients with anaplastic lymphoma kinase, or ALK, gene rearrangements. We also expect to present data from a completed Phase 2 clinical trial evaluating IPI-504 in combination with trastuzumab, also known as Herceptin®, in patients with HER2-positive metastatic breast cancer at ASCO in June 2011.

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

By the middle of 2011, we intend to announce a path forward for our Hsp90 chaperone inhibitor program based on data from our ongoing clinical trials and relevant preclinical studies. We have worldwide development and commercialization rights for our Hsp90 chaperone inhibitor program.

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

In October 2010, Mundipharma and its independent associated company Purdue Pharmaceutical Products L.P., or Purdue, exercised their rights to assume worldwide development and commercialization activities for products arising out of the FAAH program and will fund all subsequent research, development and commercialization expenses. We are completing activities to enable Purdue to commence Phase 2 development of IPI-940 in pain during 2011.

We have spent, and expect to continue to spend, significant resources to fund the research and development of our drug candidates. While we may have net income in future periods as the result of non-recurring collaboration income, we expect to incur substantial operating losses over the next several years as our clinical trial and drug manufacturing activities increase.

Collaboration Agreements

Purdue and Mundipharma

Scope

In November 2008, we entered into a strategic alliance with Purdue and Mundipharma to develop and commercialize pharmaceutical products. The alliance is governed by strategic alliance agreements that we entered into with each of Purdue and Mundipharma. The agreement with Purdue is focused on the development and U.S. commercialization of products targeting FAAH. The agreement with Mundipharma is focused on the development and commercialization outside of the United States of all products and product candidates covered by the alliance, including those targeting FAAH. The alliance currently includes product candidates that inhibit or target the Hedgehog pathway, FAAH, PI3K, and product candidates arising out of our early discovery projects in all disease fields that are conducted during a prescribed “discovery period.” In December 2010, Mundipharma exercised an option to extend the duration of the discovery period through December 31, 2012 and Mundipharma has the option to extend this period for an additional year. Our Hsp90 program is expressly excluded from the alliance.

Mundipharma also has the option to include in the alliance certain products or product candidates that we may in-license during the discovery period in the alliance by paying us a prescribed percentage of the up-front license fee or other acquisition cost, which percentage could be up to 60% of such fee or cost, and by funding research and development costs in the same manner as products or product candidates arising out of our internal discovery programs, as described below. If we in-license any product or product candidate during the discovery period for which GLP (Good Laboratory Practice) toxicology studies have not been initiated, as we did with our PI3K program in 2010, such products are automatically included in the alliance as having arisen out of our internal discovery projects.

We have responsibility and decision-making authority for the development of all of our product candidates and performance of early discovery projects on a worldwide basis. There are no joint steering or similar committees for the alliance. Except with respect to FAAH products and opt-out products as described below, we will have the right and responsibility to market and sell products arising from the alliance in the United States and Mundipharma will have the right and responsibility to market and sell products arising from the alliance outside of the United States. Other than pursuant to the strategic alliance agreements, neither we, Purdue nor Mundipharma may develop, manufacture or commercialize products that are directed to the same target or pathway as a product included in the strategic alliance, unless and until a party terminates its rights with respect to such products.

Following entry into the strategic alliance agreements, we consider Mundipharma, Purdue and associated entities to be related parties for financial reporting purposes because of their equity ownership in our company.

Research and Development Funding

For each alliance program other than FAAH, Mundipharma is obligated to reimburse us for research and development expenses we incur, up to an annual aggregate cap, until the later of December 31, 2013 and the commencement of the first Phase 3 clinical trial of a product candidate, which we refer to as the “transition date”. The funding cap for the year ended December 31, 2010 was $65 million, and the funding caps for 2011 and 2012 are $85 million and $110 million, respectively. We are obligated to fund any activities in excess of the annual funding cap ourselves, which we did in 2010 primarily as the result of costs associated with the in-license of our PI3K inhibitor program, and which we expect to do in 2011 primarily due to enhanced clinical trial activities for IPI-926 and the commencement of clinical development of IPI-145. After the transition date for each product candidate, we are obligated to share equally with Mundipharma all research and development costs for such product candidate. We are recognizing revenue for reimbursed research and development services we perform for Mundipharma and Purdue. We recognized $23.9 million and $15.3 million in such revenue in the three months ended March 31, 2011 and 2010, respectively.

In October 2010, Mundipharma and Purdue exercised their rights to assume all worldwide development and commercialization activities and fund all subsequent research, development and commercialization expenses for products arising out of our FAAH program. Expenses associated with activities we conduct related to the transition of the FAAH program to Purdue and Mundipharma will be reimbursed by Purdue and Mundipharma, with such amounts not counting towards the annual funding cap. We recognized $2.3 million in revenue related to reimbursed research and development services for the transition of the FAAH program for the three months ended March 31, 2011. We expect the transition of the FAAH program and the associated revenue for reimbursed research and development services to be completed during 2011.

Opt-out and Termination Rights

Mundipharma has the right to opt out of any alliance program, except the Hedgehog program, on an annual basis in November of each year. In the event of an opt-out decision, Mundipharma would continue to provide funding for, in the aggregate, 100% of our contractually budgeted research and development expenses for all programs included in the alliance for the calendar year following the date of such opt out.

Mundipharma’s next funding commitment for the Hedgehog program must be made by the 30th day following the outcome of an end-of-Phase 2 meeting with the U.S. Food and Drug Administration pertaining to the ongoing clinical trial of IPI-926 in patients with pancreatic cancer (or, if the end-of-Phase 2 meeting is not held by November 1, 2013, then by November 30, 2013). Mundipharma is obligated to fully fund the Hedgehog program until it is required to make this further commitment. If Mundipharma elects to opt-out of continued development funding at this time, then Mundipharma would be obligated to make an immediate payment of $23.65 million to us, which we can use on any program in the alliance. In addition, Mundipharma would be obligated to reimburse us for up to $23.65 million of additional expenses incurred during 2013 that are associated with the completion of Phase 2 clinical trials of IPI-926 that are ongoing at the time of the opt-out, so that aggregate residual funding could total $47.3 million. If Mundipharma elects to continue participation in the Hedgehog program when it makes its next commitment, Mundipharma would thereafter have the annual November opt-out right, and one-year residual funding obligation, that applies to the other alliance programs.

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

Each of the strategic alliance agreements expire when the parties thereto have no further obligations to each other thereunder. Either party may terminate the strategic alliance agreement to which it is a party on 60 days’ prior written notice if the other party materially breaches the agreement and fails to cure such breach within the 60-day notice period. The agreements may also be terminated by Purdue or Mundipharma in the event of a change in control of Infinity or in the event that, during the discovery period, either Adelene Perkins or Julian Adams is no longer a full-time executive of Infinity. Upon termination of either strategic alliance agreement by us or either Purdue or Mundipharma, either party to the other strategic alliance agreement may terminate that agreement.

Royalties

Except with respect to products that have been in-licensed by us, for which no royalties will be payable between the parties, we are obligated to pay Mundipharma a 5% royalty on net sales of the commercialized products until such time as Mundipharma has recovered all research and development expenses paid to us under the research program prior to the applicable transition date. After such cost recovery, we are obligated to pay a tiered, 1% to 3% royalty on U.S. net sales of those products. For products in which Mundipharma has opted-out of development prior to the transition date, we are obligated to pay royalties of 1% to 5% of worldwide net sales as a function of the stage of development of the applicable product candidate at the time of opt-out. For products in which either party has opted-out of development following the transition date, the commercializing party is obligated to pay the other party a 5% royalty on net sales. Mundipharma is obligated to pay us a tiered, 10% to 20% royalty on annual net sales outside of the United States of each product arising out of the alliance, and Purdue is obligated to pay us a tiered, 10% to 20% royalty on annual net sales of FAAH products in the United States. Royalties are payable until the later to occur of the expiration of specified patent rights and the expiration of non-patent regulatory exclusivities in a country, provided that if royalties are payable solely on the basis of non-patent regulatory exclusivity, each of the rates above is reduced by one-half. In addition, all royalties payable under the strategic alliance agreements, whether by us, Purdue or Mundipharma, are subject to reduction on account of third party royalty payments or patent litigation damages or settlements, with any such reductions capped at 50% of the amounts otherwise payable during the applicable royalty payment period.

Securities Purchase and Line of Credit Agreements

In connection with the entry into the strategic alliance agreements, we also entered into a securities purchase agreement and a line of credit agreement in November 2008 with Purdue and its independent associated company, Purdue Pharma L.P., or PPLP.

Under the securities purchase agreement we issued and sold in two separate closings an aggregate of six million shares of our common stock and warrants to purchase up to an aggregate of six million shares of our common stock, for an aggregate purchase price of $75 million. An equal number of securities were sold to each purchaser. In March 2009, Purdue assigned its interest under the line of credit agreement to PPLP.

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

The extension of the line of credit at an interest rate below our incremental borrowing rate represented the transfer of additional value to us in the arrangement. As such, we recorded the fair value of the line of credit of $17.3 million as a loan commitment asset on our balance sheet in 2008. We began amortizing this asset to interest expense over the life of the loan arrangement, or 10 years, on April 1, 2009. We recorded approximately $0.4 million of related amortization expense for the three months ended March 31, 2011 and 2010. Beginning with the fiscal year ended December 31, 2008, we recorded the offset to the loan commitment asset to deferred revenue. As of March 31, 2011, no amounts have been borrowed under this line of credit. We intend to draw down the full amount under the line of credit before April 1, 2012.

We recorded an aggregate of $59.3 million in deferred revenue associated with the grant of rights and licenses to Mundipharma and Purdue, which consisted of the excess of the amount paid for the purchased shares over the closing market price on the day before the equity closings and the value of the loan commitment asset (see note 9). We determined that the rights and licenses did not have stand-alone value and we considered all of the obligations under the arrangement to be a single unit of accounting. There is no obligation for us to repay the $59.3 million and we are recognizing this deferred revenue ratably over 14 years, which is our estimated period of performance under the arrangement. We will periodically review this estimate and make adjustments as facts and circumstances dictate. We recognized $1.0 million in such revenue in the three months ended March 31, 2011 and 2010.

Intellikine. In July 2010, we entered a development and license agreement with Intellikine under which we obtained rights to discover, develop and commercialize pharmaceutical products targeting the delta and/or gamma isoforms of PI3K, including IPI-145. We paid Intellikine a $13.5 million up-front license fee. The entirety of this fee was included as research and development expense in the year ended December 31, 2010, although $8.5 million of this fee was paid in January 2011. In addition, we provide financial support for research activities that may be conducted by Intellikine under a two year research program to identify additional novel delta, gamma and dual delta/gamma-specific inhibitors of PI3K for future development. We are recognizing these costs as research and development expense as they are incurred. We may extend the research program for an additional year upon written notice to Intellikine at least 180 days prior to the last day of the initial two-year research term. We are also obligated to pay up to $25 million in success-based milestones for the development of two distinct product candidates, and up to $450 million in success-based milestones for the approval and commercialization of two distinct products. In addition, we are obligated to pay Intellikine tiered royalties ranging from single digits to low teens upon successful commercialization of products licensed to us, which are payable until the later to occur of the expiration of specified patent rights and the expiration of non-patent regulatory exclusivities in a country, subject to reduction in certain circumstances.

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

Research and Development Expense

We are a drug discovery and development company. Our research and development expense primarily consists of the following:

•	compensation of personnel associated with research activities;

•	clinical testing costs, including payments made to contract research organizations;

•	laboratory supplies and materials;

•	manufacturing drug candidates for preclinical testing and clinical studies;

•	costs associated with the licensing of research and development programs;

•	preclinical testing costs, including costs of toxicology studies;

•	fees paid to external consultants;

•	fees paid to professional service providers for independent monitoring and analysis of our clinical trials;

•	costs for collaboration partners to perform research activities, including development milestones for which a payment is due when achieved;

•	depreciation of equipment; and

•	allocated costs of facilities.

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

Other Income and Expense

Interest and investment income typically consists of interest earned on cash, cash equivalents and available-for-sale securities. Interest expense primarily includes the amortization of the loan commitment asset from PPLP starting on April 1, 2009.

Critical Accounting Policies and Significant Judgments and Estimates

The following discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, accrued expenses, assumptions in the valuation of stock-based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. We believe that the following accounting policies and estimates are most critical to aid you in understanding and evaluating our reported financial results. Please refer to note 3 to our condensed consolidated financial statements for a description of our significant accounting policies.

Revenue Recognition

To date, all of our revenue has been generated under research collaboration agreements. The terms of these research collaboration agreements may include payment to us of non-refundable, up-front license fees, funding or reimbursement of research and development efforts, milestone payments if specified objectives are achieved, and/or royalties on product sales. On January 1, 2011, we adopted on a prospective basis a newly issued accounting standard related to multiple-deliverable revenue arrangements. We will apply this standard to revenue arrangements entered into or materially modified after December 31, 2010. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon our best estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previous accounting principles required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor.

Under our strategic alliance with Purdue and Mundipharma, we recognize revenues from non-refundable, up-front license fees on a straight-line basis over the contracted or estimated period of performance, which is typically the research or development term. We regularly consider whether events warrant a change in the estimated period of performance under an agreement. Such a change would cause us to modify the period of time over which we recognize revenue from the up-front license fee on a prospective basis and would, in turn, result in changes in our quarterly and annual results. We recognize research and development funding as earned over the period of effort as related research costs are incurred in proportion to our forecasted total expenses as compared to the total research funding budget for the year.

At the inception of each agreement that includes milestone payments, we evaluate whether each milestone is substantive on the basis of the contingent nature of the milestone. We recognize revenues related to substantive milestones in full in the period in which the substantive milestone is achieved. If a milestone payment is not considered substantive, we recognize the applicable milestone over the remaining period of performance.

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

Research and Development Expense

Research and development expense consists of expenses incurred in performing research and development activities, including salaries and benefits, facilities expenses, overhead expenses, materials and supplies, preclinical expenses, clinical trial and related clinical manufacturing expenses, stock-based compensation expense, contract services, and other outside expenses. We also include as research and development expense up-front license payments related to acquired technologies which have not yet reached technological feasibility and have no alternative use. We expense research and development costs as they are incurred. We have entered into certain collaboration agreements in which expenses are shared with the collaborator, others in which we are reimbursed for work performed on behalf of the collaborator, and another in which we reimburse the collaborator for work it has performed. We record all of our expenses as research and development expense. If the arrangement is a cost-sharing arrangement and there is a period during which we receive payments from the collaborator, we record payments from the collaborator for its share of the development effort as a reduction of research and development expense. If the arrangement is a cost-sharing arrangement and there is a period during which we make payments to the collaborator, we record our payments to the collaborator for its share of the development effort as additional research and development expense. If the arrangement provides for reimbursement of research and development expenses, as is the case with our alliance with Mundipharma and Purdue, we record the reimbursement as revenue. If the arrangement provides for us to reimburse the collaborator for research and development expenses or achieving a development milestone for which a payment is due, as is the case with our agreement with Intellikine, we record the reimbursement or the achievement of the development milestone as research and development expense.

Accrued Expenses

As part of the process of preparing financial statements, we are required to estimate accrued expenses, including those related to research and development. This process involves identifying services that have been performed on our behalf, and estimating the level of service performed and the associated cost incurred for such service as of each balance sheet date. Examples of services for which we must estimate accrued expenses include contract service fees paid to contract manufacturers in conjunction with pharmaceutical development work and to contract research organizations in connection with clinical trials and preclinical studies. In connection with these service fees, our estimates are most affected by our understanding of the status and timing of services provided. The majority of our service providers invoice us in arrears for services performed. We often rely on subjective judgments to determine the date on which certain services commence, the level of services performed on or before a given date, and the cost of such services. We make these judgments based upon the facts and circumstances known to us. Our estimates of expenses in future periods may be over- or under-accrued.

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

The carrying amounts reflected in the condensed consolidated balance sheets for prepaid expenses and other current assets, accounts payable and accrued expenses approximate fair value due to their short term maturities.

Results of Operations

The following tables summarize our results of operations for each of the three months ended March 31, 2011 and 2010, in thousands, together with the change in these items in dollars (in thousands) and as a percentage:

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
Revenue	$27,187	$16,300	$10,887	67%
Research and development expense	(24,278)	(19,378)	(4,900)	25%
General and administrative expense	(4,876)	(4,749)	(127)	3%
Interest expense	(433)	(433)	—	—
Interest and investment income	94	205	(111)	(54)%

Revenue

Our revenue during the three months ended March 31, 2011 consisted of approximately $26.2 million for reimbursed research and development services, including $2.3 million in revenue related to reimbursed research and development services for the transition of the FAAH program, and $1.0 million from the amortization of the deferred revenue associated with the grant of rights and licenses under our strategic alliance agreements with Mundipharma and Purdue. Our revenue during the three months ended March 31, 2010 consisted of approximately $15.3 million for reimbursed research and development services and $1.0 million from the amortization of the deferred revenue associated with the grant of rights and licenses under our strategic alliances with Mundipharma and Purdue. The increase in reimbursed research and development services revenue is primarily the result of a contractual increase in the committed amount of research and development funding from Mundipharma and Purdue and increased internal effort and greater external expenses on our Hedgehog pathway inhibitor, PI3K inhibitor and early discovery programs.

Research and Development Expense

Research and development expense represented approximately 83% and 80% of our total operating expenses for the three months ended March 31, 2011 and 2010, respectively. The increase in research and development expense for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 was primarily attributable to increases of $2.5 million in pharmaceutical development expenses, $1.2 million in clinical expenses and $1.0 million in consulting expenses. The increase is primarily associated with development activities related to our Hedgehog pathway inhibitor and PI3K inhibitor programs, partially offset by decreased expenses associated with the Hsp90 chaperone inhibitor and the FAAH programs.

We began to track and accumulate costs by major program starting on January 1, 2006. During the three months ended March 31, 2011 and 2010, and from January 1, 2006 through September 30, 2010, we estimate that we incurred the following expenses by program. These expenses primarily relate to payroll and related expenses for personnel working on the programs, process development and manufacturing, preclinical toxicology studies, clinical trial costs and allocated costs of facilities.

Program	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	January 1, 2006 to March 31, 2011
(in millions)
Hedgehog pathway inhibitor	$10.5	$5.5	$90.8
Hsp90 chaperone inhibitor	2.8	5.5	90.3
FAAH inhibitor	2.0	4.8	30.1
PI3K inhibitor	3.9	—	21.9

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

General and Administrative Expense

General and administrative expense for the three months ended March 31, 2011 was comparable to amounts for the three months ended March 31, 2010.

Interest and Investment Income

Interest and investment income decreased in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 primarily as a result of the lower yields and lower average balances on our cash equivalents and available-for-sale securities. We expect interest and investment income to continue to be lower in 2011 as compared to 2010 due to lower expected yields and lower average balances.

Liquidity and Capital Resources

We have not generated any revenue from the sale of drugs to date, and we do not expect to generate any such revenue for the next several years, if at all. We have instead relied on the proceeds from sales of equity securities, interest on investments, license fees, expense reimbursement under our collaborations, milestone payments, contract service payments and debt to fund our operations. Our available-for-sale debt securities primarily trade in liquid markets, and the average days to maturity of our portfolio, as of March 31, 2011, is less than six months. Because our product candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability.

Our significant capital resources are as follows (in thousands):

	March 31, 2011	December 31, 2010
Cash, cash equivalents and available-for-sale securities	$91,209	$100,959
Working capital	74,394	75,378

	Three Months Ended March 31,
	2011	2010
Cash provided by (used in):
Operating activities	$(9,139)	$(3,150)
Investing activities	10,434	3,501
Capital expenditures (included in investing activities above)	(331)	(702)
Financing activities	8	10

Cash Flows

The principal use of cash in operating activities in all periods presented was our net spending on our research and development programs; that is, investments in research and development that are not reimbursed by our strategic alliance partners. Currently, spending on all of our research and development programs other than our Hsp90 program are reimbursed by Purdue and Mundipharma up to a contractually specified annual cap, which was $65 million in 2010 and is $85 million in 2011. Our cash used in operating activities for the period ended March 31, 2011 includes a license payment of $8.5 million paid in January 2011 for our PI3K program. The change in deferred revenue for the three months ended March 31, 2011 is primarily due to the amortization of $1.0 million to license revenue. Cash flows from operations in future periods can vary significantly due to the level of research and development reimbursement or future collaboration arrangements. For example, in 2011, we expect to exceed the contractually budgeted amount for research and development funding from Mundipharma.

Net cash from investing activities for the period ended March 31, 2011 included $33.1 million in purchases of available-for-sale securities, proceeds of $42.5 million from maturities of available-for-sale securities and proceeds of $1.3 million from sales of available-for-sale securities. Capital expenditures in the three months ended March 31, 2011 primarily consisted of laboratory and computer equipment.

Liquidity

We will need substantial additional funds to support our planned operations. We expect to receive up to $85 million and $110 million in contractually committed research and development funding under our strategic alliance with Mundipharma for the years ended December 31, 2011 and 2012, respectively. In the absence of additional funding or business development activities and based on our current operating plans, we expect that our current cash and investments, together with research and development funding from Purdue and Mundipharma and the $50.0 million line of credit that has been made available to us by PPLP, are sufficient to fund our planned operations into 2014. We expect to draw down on the $50.0 million line of credit by March 31, 2012. We may, however, need to raise additional funds before that date if our research and development expenses exceed our current expectations, if we do not receive the payments we expect to receive from Mundipharma and Purdue, if we acquire a third party or if we acquire or license rights to additional drug candidates or new technologies from one or more third parties. We may need to raise additional funds for other reasons, including if:

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

There have been no material changes to our contractual obligations and off-balance sheet arrangements during the three months ended March 31, 2011. Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2010 for a discussion of our judgments and estimates.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments are in money market funds, U.S. government-sponsored enterprise obligations, corporate obligations, and mortgage-backed securities. We do not enter into investments for trading or speculative purposes. Our cash is deposited in and invested through highly rated financial institutions in North America. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase.

A hypothetical 100 basis point increase in interest rates would result in an approximate $404,000 decrease in the fair value of our investments as of March 31, 2011, as compared to an approximate $467,000 decrease as of December 31, 2010. We have the ability to hold our fixed income investments until maturity and, therefore, we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 4.	Controls and Procedures

Our management, with the participation of our principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our principal executive and financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

You should carefully consider the following risk factors, in addition to other information included in this quarterly report on Form 10-Q, in evaluating Infinity and our business. If any of the following risks occur, our business, financial condition and operating results could be materially adversely affected. These risk factors restate and supersede the risk factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Risks Related to Our Stage of Development as a Company

Our results to date do not guarantee that any of our product candidates will be safe or effective, or receive regulatory approval.

The risk of failure of our current clinical candidates is high. To date, the data supporting our clinical development strategy for our drug candidates are derived solely from laboratory and preclinical studies and limited early-to-mid-stage clinical trials. Later clinical trials may not yield data consistent with earlier clinical trials, as was the case in our Phase 3 clinical trial of IPI-504 in patients with gastrointestinal stromal tumors, where the tolerability profile of IPI-504 was less favorable than what was observed in an earlier clinical trial in a similar patient population and other clinical trials in different patient populations. In such a case, it may be necessary for us to change our development strategy or abandon development of that drug candidate, either of which would result in delays and additional costs. We are conducting various clinical and preclinical studies of IPI-504 and IPI-493. These studies are focused on seeking to establish a dose and schedule of administration that optimizes safety and efficacy of these candidates, and identifying patient populations, or subpopulations, most likely to benefit from Hsp90 chaperone inhibition. If these studies do not yield results we believe are necessary to warrant further development, we may elect to discontinue further development of the applicable drug candidate. It is impossible to predict when or if any of our drug candidates will prove safe or effective in humans or receive regulatory approval. These drug candidates may not demonstrate in patients the chemical and pharmacological properties ascribed to them in laboratory studies or early-stage clinical trials, and they may interact with human biological systems or other drugs in unforeseen, ineffective or harmful ways. If we are unable to discover or successfully develop drugs that are safe and effective in humans, we will not have a viable business.

If our global strategic alliance with Mundipharma and Purdue, or any future alliance we may enter into, is unsuccessful, our operations may be negatively impacted.

We have a global strategic alliance with Mundipharma International Corporation Limited, or Mundipharma, to research, develop and jointly commercialize IPI-926, IPI-145 and product candidates arising out of our early discovery programs, and with Mundipharma and Purdue Pharmaceutical Products L.P., or Purdue, to develop and commercialize IPI-940 throughout the world. Under the strategic alliance agreements, Mundipharma and Purdue have committed to provide substantial funding, significant capabilities in the field of pain and, in the case of Mundipharma, significant capabilities in marketing and sales outside of the United States. In addition, we have a collaboration with Intellikine to discover, develop and commercialize pharmaceutical products targeting the delta and/or gamma isoforms of PI3K. Under this alliance, Intellikine has committed to provide significant chemistry and biochemistry capabilities. The success of these alliances is largely dependent on the resources, efforts, technology and skills brought to such alliance by our alliance partners. Disputes and difficulties in these types of relationships are common, often due to conflicting priorities or conflicts of interest. Merger and acquisition activity may exacerbate these conflicts. The benefits of our alliances will be reduced or eliminated if any of our alliance partners:

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

Under our agreements with Mundipharma and Purdue, each agreement may be terminated on 60 days’ prior written notice if we were to materially breach such agreement and fail to cure such breach within the 60-day notice period. In addition, each of these strategic alliance agreements may be terminated in the event we experience a change in control or in the event that, during the period currently ending on December 31, 2012, either Adelene Perkins or Julian Adams is no longer a full-time executive of Infinity. Mundipharma also has the right to opt out of participation in the PI3K program, and early discovery programs in November of each calendar year, subject to 12 months of continued funding. In addition, Mundipharma has the right to opt-out of continued development funding of our Hedgehog pathway program within 30 days following the outcome of an end-of-Phase 2 meeting with the U.S. Food and Drug Administration, or FDA, pertaining to the ongoing clinical trial of IPI-926 in patients with pancreatic cancer (or, if the end-of-Phase 2 meeting is not held by November 1, 2013, then by November 30, 2013), subject to prescribed residual funding obligations.

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

Much of the potential revenue from our alliance with Mundipharma and Purdue, and any alliances we may enter into in the future, will consist of contingent payments, such as royalties payable on sales of any successfully developed drugs. Any such contingent revenue will depend upon our, and our alliance partners’, ability to successfully develop, introduce, market and sell new products. In some cases, we will not be involved in these processes and will depend entirely on our alliance partners. For example, Mundipharma will be responsible for all of the commercialization efforts outside of the United States for any products that are successfully developed from our Hedgehog pathway and PI3K programs and our early stage development programs, and Purdue and Mundipharma are jointly responsible for all development and commercialization activities for products arising out of the FAAH program. Any of our current or future alliance partners may fail to develop or effectively commercialize these products because it:

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

We have a limited operating history for you to evaluate our business. We have no approved products and have generated no product revenue from sales. We have primarily incurred operating losses. As of March 31, 2011, we had an accumulated deficit of $231.3 million. We have spent, and expect to continue to spend, significant resources to fund the research and development of IPI-926, IPI-504, IPI-493, IPI-145 and our other drug candidates. While we may have net income in future periods as the result of non-recurring collaboration revenue, we expect to incur substantial operating losses over the next several years as our clinical trial and drug manufacturing activities increase. As a result, we expect that our accumulated deficit will also increase significantly.

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

We will need substantial additional funds to support our planned operations. In the absence of additional funding or business development activities and based on our current operating plans, we expect that our current cash and investments, together with research and development funding from Mundipharma, and the $50 million line of credit that has been made available to us by Purdue Pharma L.P., or PPLP, are sufficient to fund our planned operations into 2014. We may, however, need to raise additional funds before that date if our research and development expenses exceed our current expectations, if we do not receive the payments we expect to receive from Mundipharma, if we acquire a third party or if we acquire or license rights to additional drug candidates or new technologies from one or more third parties. We may need to raise additional funds for other reasons, including if:

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

We are highly dependent on our management team, particularly Adelene Perkins and Julian Adams, and the other members of our executive leadership team. All of these individuals are employees-at-will, which means that neither Infinity nor the employee is obligated to a fixed term of service and that the employment relationship may be terminated by either Infinity or the employee at any time, without notice, and whether or not cause or good reason exists for such termination. The loss of the services of any of these individuals might impede the achievement of our research, development and commercialization objectives. For example, Purdue and Mundipharma each have the right to terminate its strategic alliance with us if, during the period currently ending on December 31, 2012, either Adelene Perkins or Julian Adams is no longer a full-time executive of Infinity. We do not maintain “key person” insurance on any of our employees.

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

We may acquire additional technology or complementary businesses in the future. Acquisitions involve many risks, any one of which could materially harm our business, including the diversion of management’s attention from core business concerns, failure to exploit acquired technologies, or the loss of key employees from either our business or the acquired business.

Our investments are subject to risks that may cause losses and affect the liquidity of these investments.

As of March 31, 2011, we had approximately $91.2 million in cash, cash equivalents and available-for-sale securities. We historically have invested these amounts in money market funds, corporate obligations, U.S. government-sponsored enterprise obligations, U.S. Treasury securities and mortgage-backed securities meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, market and interest rate risks. We may realize losses in the fair value of these investments or a complete loss of these investments. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio may have a material adverse effect on our financial condition and results of operations.

Earlier this year, we restated our financial statements for the years ended December 31, 2009 and 2008 and for the quarters ended March 31, June 30 and September 30, 2010 and 2009. The restatement could subject us to securities litigation and cause our stock price to decline.

Following a routine review by the staff of the U.S. Securities and Exchange Commission of our annual report on Form 10-K for the year ended December 31, 2009, and based upon the determination of the audit committee of our board of directors, we restated our financial statements for the years ended December 31, 2009 and 2008, and for the quarters ended March 31, June 30 and September 30, 2010 and 2009 to change our accounting for the initial recognition of a loan commitment representing the future availability to us, on below-market terms, of the $50 million line of credit extended to us by Purdue and PPLP in November 2008 upon entry into our strategic alliance with Purdue and Mundipharma. Specifically, we restated (i) our consolidated balance sheets as of December 31, 2009 and 2008 by increasing amounts reported in deferred revenue (short term and long term) and total current liabilities and total liabilities, and reducing amounts reported in additional paid-in capital and accumulated deficit and total stockholders’ equity; (ii) our consolidated statements of operations for the year ended December 31, 2009 by increasing amounts reported in collaborative research and development revenue from Purdue entities and total revenue and decreasing amounts reported in loss from operations, loss before income taxes, net loss, and basic and diluted loss per common share; and (iii) our consolidated statements of operations for the year ended December 31, 2008 by increasing amounts reported in collaborative research and development revenue from Purdue entities, total revenue, income from operations, net income, and basic and diluted earnings per common share. As a result of these restatements, amounts in our consolidated statements of cash flows and stockholders’ equity for the years ended December 31, 2009 and 2008 were also corrected.

The restatement could subject us to securities class action litigation and cause our stock price to decline. In the past, securities class action litigation has often been brought in connection with restatements of financial statements. Defending against such potential litigation relating to a restatement of our financial statements would be expensive and would require significant attention and resources of our management. Moreover, our insurance to cover our obligations with respect to the ultimate resolution of any such litigation may be inadequate. As a result of these factors, any such potential litigation could have a material adverse effect on our business, results of operations and financial condition.

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

To date, we have not obtained approval from the FDA or any foreign regulatory authority to market or sell any of our drug candidates. Our success depends primarily upon our, and our strategic alliance partners’, ability to develop and commercialize our drug candidates successfully. Our Hedgehog pathway inhibitor, IPI-926 is being evaluated in two Phase 2 clinical trials. Our two drug candidates in our Hsp90 program are IPI-504, which is currently being evaluated in a Phase 1b clinical trial as well as an investigator-sponsored trial, and IPI-493, which is being evaluated in two Phase 1 clinical trials. We expect Phase 2 development of IPI-940, our FAAH inhibitor, to begin this year. We also have other drug candidates in various stages of preclinical development and discovery research, including IPI-145, the lead compound in our PI3K inhibitor program.

Our drug candidates are subject to extensive governmental regulations relating to development, clinical trials, manufacturing and commercialization. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required in the United States and in many foreign jurisdictions prior to the commercial sale of medicinal products like our drug candidates. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the drug candidates we are developing, or may in the future develop, either alone or in collaboration with strategic alliance partners, will obtain marketing approval. In connection with the clinical trials of our current and future drug candidates, we face, among other risks, risks that:

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

We cannot predict whether we will encounter problems with any of our ongoing or planned clinical trials that will cause us or regulatory authorities to delay or suspend clinical trials, or to delay the analysis of data from ongoing clinical trials. Any of the following could delay the clinical development of our drug candidates:

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

The delay, suspension or discontinuation of any of our clinical trials, or a delay in the analysis of clinical data for our drug candidates, for any of the foregoing reasons, could adversely affect our efforts to obtain regulatory approval for and to commercialize our drug candidates, increase our operating expenses, and have a material adverse effect on our results of operations and financial condition.

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

Our failure to enroll patients in a clinical trial could delay the completion of the clinical trial beyond current expectations. In addition, the FDA could require us to conduct clinical trials with a larger number of subjects than has been projected for any of our drug candidates. As a result of these factors, we may not be able to enroll a sufficient number of patients in a timely or cost-effective manner.

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

We currently have commercialization rights in the United States for products arising out of our all of our programs, other than our FAAH program, and commercialization rights outside the United States for our Hsp90 chaperone inhibitor program. In order to successfully commercialize our drug candidates, we will need to, and we intend to, establish adequate marketing, sales and distribution capabilities. We may not successfully establish these capabilities or have sufficient resources to do so. If we do not establish adequate marketing and sales capabilities, our ability to successfully commercialize any drug candidates that we successfully develop will be adversely affected, as will our financial condition and results of operations. Even if we do develop such capabilities, we will compete with other companies that have more experienced and well-funded marketing and sales operations, and we will incur additional expenses.

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

The FDA continues to review products even after they receive initial approval. If we receive approval to commercialize any of our drug candidates, the manufacturing, marketing and sale of these drugs will be subject to continuing regulation, including compliance with quality systems regulations, GMPs, adverse event requirements, and prohibitions on promoting a product for unapproved uses. Enforcement actions resulting from our failure to comply with government and regulatory requirements could result in fines, suspension of approvals, withdrawal of approvals, product recalls, product seizures, mandatory operating restrictions, criminal prosecution, civil penalties and other actions that could impair the manufacturing, marketing and sale of our drug candidates and our ability to conduct our business.

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

We are subject to uncertainty relating to reimbursement policies that could hinder or prevent the commercial success of our drug candidates.

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

The U.S. government and other governments have shown significant interest in pursuing healthcare reform, as evidenced by the passing of the Patient Protection and Affordable Healthcare Act and the Health Care and Education Reconciliation Act. This healthcare reform law increases the number of individuals who receive health insurance coverage and closes a gap in drug coverage under Medicare Part D as established under the Medicare Prescription Drug Improvement Act of 2003; each of these reforms could potentially increase our future revenue from any of our drug candidates that are approved for sale. The law, however, also implements cost containment measures that could adversely affect our future revenue. These measures include increased drug rebates under Medicaid for brand name prescription drugs and extension of these rebates to Medicaid managed care. The legislation also extends 340B discounted pricing on outpatient drugs to children’s hospitals, critical access hospitals, and rural health centers; this expansion reduces the amount of reimbursement received for drugs purchased by these new 340B-covered entities.

Additional provisions of the health care reform law, which become effective in 2011, may negatively affect our future revenue and prospects for profitability. Along with other pharmaceutical manufacturers and importers of brand name prescription drugs, we would be assessed a fee based on our proportionate share of sales of brand name prescription drugs to certain government programs, including Medicare and Medicaid. As part of the health care reform law’s provisions closing a funding gap that currently exists in the Medicare Part D prescription drug program (commonly known as the “donut hole”), we will also be required to provide a 50% discount on brand name prescription drugs sold to beneficiaries who fall within the donut hole.

In the aftermath of the healthcare reform law, private health insurers and managed care plans are likely to continue challenging the prices charged for medical products and services. These cost-control initiatives could decrease the price we might establish for any of our drug candidates, which would result in lower product revenue or royalties payable to us.

In addition, in some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the health care system in ways that could affect our ability to sell our products profitably. These proposed reforms could result in reduced reimbursement rates for any of our drug candidates, which would adversely affect our business strategy, operations and financial results.

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

In building our product development pipeline, we have intentionally pursued targets with applicability across multiple therapeutic areas and indications. This approach gives us several product opportunities in oncology, inflammatory disease and pain, which are highly competitive and rapidly changing segments of the pharmaceutical industry. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs that target various diseases in these segments. We currently face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available. Moreover, there are a number of large pharmaceutical companies currently marketing and selling products in these segments including Bristol-Myers Squibb Company, the Roche Group and its subsidiary Genentech, Novartis AG and Pfizer, Inc. In addition to currently approved drugs, there are a significant number of drugs that are currently under development and may become available in the future for the treatment of various forms of cancer, inflammatory diseases and pain. We are also aware of a number of companies seeking to develop drug candidates directed to the same biological targets that our own drug candidates are designed to inhibit. Specifically, we are aware of numerous companies that have clinical development programs for compounds targeting the Hedgehog pathway, which is the target of IPI-926. These companies include without limitation, Genentech, Inc. (through its collaboration with Curis, Inc.), Bristol Myers Squibb Company, Novartis AG, Pfizer, Inc. and Millennium: the Takeda Oncology Company. In addition, we believe the following companies are developing compounds that target Hsp90, which is the target of IPI-504 and IPI-493: Synta Pharmaceuticals Corp., Vernalis plc (in collaboration with Novartis), Astex Therapeutics Limited, Exelixis, Inc., Myrexis, Inc., Kyowa Hakko Kirin Co. Ltd., Celgene Corporation, Novartis AG and Debiopharm Group. Also, we believe that Gilead Sciences, Inc., Novartis AG, Pfizer, Inc., Semafore Pharmaceuticals, Inc., Bayer AG, GlaxoSmithKline plc, sanofi-aventis (through its collaboration with Exelixis, Inc.), Genentech, Inc. Oncothyreon Inc. and Amgen Inc. are developing drugs that target PI3K.

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

We own or hold exclusive licenses to a number of U.S. and foreign patents and patent applications directed to our drug candidates. Our success depends on our ability to obtain patent protection both in the United States and in other countries for our drug candidates, their methods of manufacture and methods of their use. Our ability to protect our drug candidates from unauthorized or infringing use by third parties depends substantially on our ability to obtain and enforce our patents. For example, our oral Hsp90 candidate, IPI-493, contains an active pharmaceutical ingredient for which we believe composition of matter protection is unavailable. Consequently, we have filed patent applications directed to IPI-493 and other novel formulations of this active pharmaceutical ingredient, as well as methods of their use, which may not provide the same level of protection as composition of matter patent protection on the active pharmaceutical ingredient itself.

Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and the claim scope of these patents, our ability to obtain and enforce patents that may issue from any pending or future patent applications is uncertain and involves complex legal, scientific and factual questions. The standards that the United States Patent and Trademark Office, or PTO, and its foreign counterparts use to grant patents are not always applied predictably or uniformly and are subject to change. To date, no consistent policy has emerged regarding the breadth of claims allowed in pharmaceutical patents. Thus, we cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us, including the patent applications claiming the compositions of, and methods of using, IPI-940 and IPI-145. Even if patents do issue, we cannot guarantee that the claims of these patents will be held valid or enforceable by a court of law, will provide us with any significant protection against competitive products, or will afford us a commercial advantage over competitive products. In addition, the U.S. Congress has considered, and may consider in the future, legislation that could change United States law regarding, among other things, post-grant review of issued patents and the calculation of damages once patent infringement has been determined by a court of law. If enacted into law, these provisions could severely weaken patent protection in the United States.

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

The market price of our common stock has been and could continue to be subject to significant fluctuations. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the results of our current and any future clinical trials of our drug candidates;

•	the results of preclinical studies and planned clinical trials of our discovery-stage programs;

•	product portfolio decisions resulting in the delay or termination of our product development programs;

•	future sales of, and the trading volume in, our common stock;

•

our entry into key agreements, including those related to the acquisition or in-licensing of new programs, or the termination of key agreements, including our strategic alliance agreements with Purdue and Mundipharma and our development and license agreement with Intellikine;

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

INFINITY PHARMACEUTICALS, INC.

Date: May 10, 2011	By:	/S/ ADELENE Q. PERKINS
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