Form 10-Q
period 2011-06-30
INFINITY PHARMACEUTICALS, INC.
filed 2011-08-09
CIK 1113148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on June 30, 2011: 26,602,949

INFINITY PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$17,461,674	$20,416,997
Available-for-sale securities	64,176,544	79,804,921
Unbilled accounts receivable from Purdue entities	69,181	—
Prepaid expenses and other current assets	3,178,380	2,907,057

Total current assets	84,885,779	103,128,975
Property and equipment, net	4,621,887	5,147,545
Loan commitment asset from Purdue entities, net	13,422,225	14,288,175
Long-term available-for-sale securities	670,910	736,739
Restricted cash	1,124,115	1,122,633
Other assets	79,774	141,855

Total assets	$104,804,690	$124,565,922

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,520,382	$2,606,303
Accrued expenses	14,063,301	20,363,884
Deferred revenue from Purdue entities	4,569,359	4,780,418

Total current liabilities	21,153,042	27,750,605
Deferred revenue from Purdue entities, less current portion	44,254,395	46,361,745
Other liabilities	1,017,211	970,057

Total liabilities	66,424,648	75,082,407
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding at June 30, 2011 and December 31, 2010	—	—
Common Stock, $.001 par value; 100,000,000 shares authorized; 26,602,949 and 26,519,217 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	26,603	26,519
Additional paid-in capital	281,356,634	278,412,580
Accumulated deficit	(243,046,099)	(229,009,563)
Accumulated other comprehensive income	42,904	53,979

Total stockholders’ equity	38,380,042	49,483,515

Total liabilities and stockholders’ equity	$104,804,690	$124,565,922

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Collaborative research and development revenue from Purdue entities	$19,956,579	$18,694,284	$47,143,484	$34,994,467
Operating expenses:
Research and development	24,992,754	19,010,963	49,271,167	38,388,768
General and administrative	6,329,669	5,216,286	11,205,261	9,965,287

Total operating expenses	31,322,423	24,227,249	60,476,428	48,354,055

Loss from operations	(11,365,844)	(5,532,965)	(13,332,944)	(13,359,588)
Other income (expense):
Interest expense	(432,975)	(433,184)	(865,950)	(866,241)
Interest and investment income	68,828	24,999	162,358	229,933

Total other expense	(364,147)	(408,185)	(703,592)	(636,308)

Net loss	$(11,729,991)	$(5,941,150)	$(14,036,536)	$(13,995,896)

Basic and diluted loss per common share	$(0.44)	$(0.23)	$(0.53)	$(0.53)

Basic and diluted weighted average number of common shares outstanding	26,567,980	26,285,125	26,552,102	26,264,812

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2011	2010
Operating activities
Net loss	$(14,036,536)	$(13,995,896)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,162,006	1,078,003
Stock-based compensation, including 401(k) match	2,800,141	3,696,370
Amortization of loan commitment asset from Purdue entities	865,950	865,950
Net amortization of available-for-sale securities	511,691	862,137
Other, net	34,897	39,259
Changes in operating assets and liabilities:
Unbilled accounts receivable from Purdue entities	(69,181)	(387,117)
Prepaid expenses and other current assets	(245,241)	(896,735)
Accounts payable, accrued expenses and other liabilities	(6,335,917)	1,800,411
Deferred revenue from Purdue entities	(2,318,409)	(2,107,350)

Net cash used in operating activities	(17,630,599)	(9,044,968)
Investing activities
Purchases of property and equipment	(636,348)	(928,042)
Purchases of available-for-sale securities	(59,176,455)	(122,801,038)
Proceeds from sales of available-for-sale securities	1,288,988	7,239,262
Proceeds from maturities of available-for-sale securities	73,058,527	133,614,889

Net cash provided by investing activities	14,534,712	17,125,071
Financing activities
Proceeds from issuances of common stock	143,997	58,011
Release of restricted cash	—	26,642
Capital lease payments	(3,433)	(3,163)
New employee loans	—	(10,000)

Net cash provided by financing activities	140,564	71,490

Net increase (decrease) in cash and cash equivalents	(2,955,323)	8,151,593
Cash and cash equivalents at beginning of period	20,416,997	16,287,229

Cash and cash equivalents at end of period	$17,461,674	$24,438,822

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

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.

The information presented in the condensed consolidated financial statements and related footnotes at June 30, 2011, and for the three and six months ended June 30, 2011 and 2010, is unaudited, and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2010 have been derived from our audited financial statements. For further information, please refer to the consolidated financial statements and accompanying footnotes included in our annual report on Form 10-K for the fiscal year ended December 31, 2010, which was filed with the U.S. Securities and Exchange Commission on March 16, 2011.

3. Significant Accounting Policies

Cash Equivalents and Available-For-Sale Securities

Cash equivalents and short-term available-for-sale securities primarily consist of money market funds, U.S. government-sponsored enterprise obligations, corporate obligations and mortgage-backed securities. We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents, which consists of a money market fund, are stated at fair value. They are also readily convertible to known amounts of cash and close enough to maturity that each presents insignificant risk of change in value due to changes in interest rates. Our classification of cash equivalents is consistent with prior periods.

We determine the appropriate classification of available-for-sale securities at the time of purchase and reevaluate such designation at each balance sheet date. We have classified all of our marketable securities at June 30, 2011 and December 31, 2010 as “available-for-sale.” We carry available-for-sale securities at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity.

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

Regardless of our intent to sell a security, we perform additional analyses on all securities in an unrealized loss position to evaluate losses associated with the creditworthiness of the security. Credit losses are identified where we do not expect to receive cash flows sufficient to recover the amortized cost basis of a security and are recorded within earnings as an impairment loss.

Segment Information

We make operating decisions based upon performance of the enterprise as a whole and utilize our consolidated financial statements for decision making. We operate in one business segment, which focuses on drug discovery and development.

All of our revenues to date have been generated under research collaboration agreements. Revenue associated with the amortization of the deferred revenue associated with the grant of rights and licenses to, and reimbursed research and development services provided for, Mundipharma International Corporation Limited (“Mundipharma”) and Purdue Pharmaceutical Products L.P. (“Purdue”) accounted for all of our revenue for the three and six months ended June 30, 2011 and 2010. Payments due from Mundipharma and Purdue represented our entire unbilled accounts receivable balance at June 30, 2011. We consider Mundipharma, Purdue and their respective associated entities to be related parties for financial reporting purposes because of their equity ownership (see note 8).

Basic and Diluted Loss per Common Share

Basic loss per share is based upon the weighted average number of common shares outstanding during the period, excluding restricted shares of common stock that had been issued but had not yet vested. Diluted loss per share is based upon the weighted average number of common shares outstanding during the period, plus the effect of additional weighted average common equivalent shares outstanding during the period when the effect of adding such shares is dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options (the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method) and the vesting of restricted shares of common stock. In addition, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options. Common equivalent shares have not been included in the loss per share calculations for the periods presented because the effect of including them would have been anti-dilutive. Total potential gross common equivalent shares consisted of the following:

	At June 30,
	2011	2010
Stock options	6,910,907	6,211,807
Warrants	5,246,629	6,246,629
Unvested restricted shares	—	6,839

Stock-Based Compensation Expense

We measure stock-based compensation cost at the grant date based on the estimated fair value of the award, and recognize it as expense over the employee’s requisite service period on a straight-line basis. We have no awards with market or performance conditions. We use the Black-Scholes valuation model in determining the fair value of equity awards.

Revenue Recognition

To date, all of our revenue has been generated under research collaboration agreements. The terms of these research collaboration agreements may include payment to us of non-refundable, up-front license fees, funding or reimbursement of research and development efforts, milestone payments if specified objectives are achieved, and/or royalties on product sales. On January 1, 2011, we adopted on a prospective basis a newly issued accounting standard related to multiple-deliverable revenue arrangements. We will apply this standard to revenue arrangements entered into or materially modified after December 31, 2010. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon our best estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previous accounting principles required that the fair value of the undelivered item was the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item was sold separately by the vendor.

Under our strategic alliance with Mundipharma and Purdue, we recognize revenues from non-refundable, up-front license fees on a straight-line basis over the contracted or estimated period of performance, which is the research or development term. We regularly consider whether events warrant a change in the estimated period of performance under an agreement. Such a change would cause us to modify the period of time over which we recognize revenue from the up-front license fee on a prospective basis and would, in turn, result in changes in our quarterly and annual results. We recognize research and development funding as earned over the period of effort as related research costs are incurred in proportion to our forecasted total expenses as compared to the total research funding budget for the year. We recognize the impact of any change in forecasted total expenses as a change in accounting estimate.

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

Research and Development Expense

Research and development expense consists of expenses incurred in performing research and development activities, including salaries and benefits, facilities expenses, overhead expenses, materials and supplies, preclinical expenses, clinical trial and related clinical manufacturing expenses, stock-based compensation expense, contract services, and other outside expenses. We also include as research and development expense up-front license payments related to acquired technologies which have not yet reached technological feasibility and have no alternative use. We expense research and development costs as they are incurred. We are party to collaboration agreements in which we are reimbursed for work performed on behalf of the collaborator, as well as one in which we reimburse the collaborator for work it has performed. We record all of our expenses as research and development expense. If the arrangement provides for reimbursement of research and development expenses, as is the case with our alliance with Mundipharma and Purdue, we record the reimbursement as revenue. If the arrangement provides for us to reimburse the collaborator for research and development expenses or achieving a development milestone for which a payment is due, as is the case with our agreement with Intellikine, Inc. (“Intellikine”), we record the reimbursement or the achievement of the development milestone as research and development expense.

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

Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, we have recorded a full valuation allowance against our otherwise recognizable net deferred tax assets as of June 30, 2011 and December 31, 2010.

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

The carrying amounts reflected in the condensed consolidated balance sheets for unbilled accounts receivable from Purdue entities, prepaid expenses and other current assets, accounts payable and accrued expenses approximate fair value due to their short term maturities.

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

New Accounting Pronouncement

In June 2011, the FASB issued Accounting Standard Update No. 2011-05, Comprehensive Income (“ASU No. 2011-05”), which will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. ASU No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The update does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. ASU No. 2011-05 is effective for interim and annual periods beginning after December 15, 2011. We do not expect ASU No. 2011-05 to have a material impact on our financial statements or results of operations.

4. Stock-Based Compensation

Total stock-based compensation expense, related to all equity awards, for the three and six months ended June 30, 2011 and 2010 comprised the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Effect of stock-based compensation on net loss by line item:
Research and development	$676,477	$911,126	$1,405,742	$1,870,490
General and administrative	729,820	954,697	1,394,399	1,825,880

As of June 30, 2011, there was approximately $7.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 2.4 years.

During the six months ended June 30, 2011, we granted options to purchase 995,801 shares of our common stock at a weighted average fair value of $3.31. During the six months ended June 30, 2010, we granted options to purchase 1,431,530 shares of our common stock at a weighted average fair value of $3.62. For the three and six months ended June 30, 2011 and 2010, the fair values were estimated using the Black-Scholes valuation model using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Risk-free interest rate	2.2%	2.3%	2.4%	2.8%
Expected annual dividend yield	—	—	—	—
Expected stock price volatility	57.5%	59.0%	58.1%	59.5%
Expected term of options	5.9 years	5.8 years	5.9 years	5.7 years

5. Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) is comprised of unrealized holding gains and losses arising during the period on available-for-sale securities that are not other-than-temporarily impaired. For the three and six months ended June 30, 2011 and 2010, comprehensive loss was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(11,729,991)	$(5,941,150)	$(14,036,536)	$(13,995,896)
Net unrealized holding gains (losses) on available-for-sale securities arising during the period	9,444	178,943	(11,075)	56,928

Total comprehensive loss	$(11,720,547)	$(5,762,207)	$(14,047,611)	$(13,938,968)

Accumulated other comprehensive income (loss) consists of unrealized net gains (losses) on available-for-sale securities.

6. Cash, Cash Equivalents and Available-for-Sale Securities

The following is a summary of cash, cash equivalents and available-for-sale securities:

	June 30, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents due in 90 days or less	$17,461,674	$—	$—	$17,461,674
Available-for-sale securities:
Corporate obligations due in one year or less	36,384,406	9,512	(12,259)	36,381,659
Mortgage-backed securities due after ten years	631,945	40,309	(1,344)	670,910
U.S. government-sponsored enterprise obligations due in one year or less	19,789,139	8,536	—	19,797,675
U.S. government-sponsored enterprise obligations due in one to five years	7,999,060	870	(2,720)	7,997,210

Total available-for-sale securities	64,804,550	59,227	(16,323)	64,847,454

Total cash, cash equivalents and available-for-sale securities	$82,266,224	$59,227	$(16,323)	$82,309,128

	December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents due in 90 days or less	$20,416,933	$64	$—	$20,416,997
Available-for-sale securities:
Corporate obligations due in one year or less	43,635,770	8,362	(14,314)	43,629,818
Mortgage-backed securities due after ten years	659,473	79,189	(1,923)	736,739
U.S. government-sponsored enterprise obligations due in one year or less	21,670,829	2,479	(4,480)	21,668,828
U.S. government-sponsored enterprise obligations due in one to five years	14,521,673	—	(15,398)	14,506,275

Total available-for-sale securities	80,487,745	90,030	(36,115)	80,541,660

Total cash, cash equivalents and available-for-sale securities	$100,904,678	$90,094	$(36,115)	$100,958,657

We held 14 debt securities at June 30, 2011 that had been in an unrealized loss position for less than 12 months. The gross unrealized losses on these securities was $16,323 and the fair value was $21,640,907. We evaluated our securities for other-than-temporary impairments based on quantitative and qualitative factors. We considered the decline in market value for these 14 securities to be primarily attributable to current economic conditions. We do not intend to sell these securities prior to their maturity. Additionally, it is not more likely than not that we will be required to sell these securities before the recovery of their amortized cost bases, which may be maturity. Based on our analysis, we do not consider these investments to be other-than-temporarily impaired at June 30, 2011.

There were no other-than-temporary impairments recognized for the three and six months ended June 30, 2011 and 2010. Realized gains on our available-for-sale securities were immaterial for the three and six months ended June 30, 2011 and 2010.

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

The following table provides the assets carried at fair value measured on a recurring basis as of June 30, 2011:

	Level 1	Level 2
Cash and cash equivalents	$17,461,674	$—
Corporate obligations (including commercial paper)	—	36,381,659
Mortgage-backed securities	—	670,910
U.S. government-sponsored enterprise obligations	—	27,794,885

Total	$17,461,674	$64,847,454

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

There have been no changes to the valuation methods during the six months ended June 30, 2011. There were no transfers of assets or liabilities between Level 1 and Level 2 during the six months ended June 30, 2011. We evaluate transfers between levels at the end of each reporting period. We had no available-for-sale securities that were classified as Level 3 as of June 30, 2011 and December 31, 2010.

8. Collaborations

Mundipharma and Purdue

Scope

In November 2008, we entered into a strategic alliance with Mundipharma and Purdue to develop and commercialize pharmaceutical products. The alliance is governed by strategic alliance agreements that we entered into with each of Mundipharma and Purdue. The agreement with Purdue is focused on the development and U.S. commercialization of products targeting fatty acid amide hydrolase (“FAAH”). The agreement with Mundipharma is focused on the development and commercialization outside of the United States of all products and product candidates covered by the alliance, including those targeting FAAH. The alliance currently includes product candidates that inhibit or target the Hedgehog pathway, FAAH, phosphoinositide-3-kinase (“PI3K”), and product candidates arising out of our early discovery projects in all disease fields that are conducted during a prescribed “discovery period.” In December 2010, Mundipharma exercised an option to extend the duration of the discovery period through December 31, 2012, and Mundipharma has the option to extend this period for an additional year. Our Hsp90 program is expressly excluded from the alliance.

Mundipharma also has the option to include in the alliance certain products or product candidates that we may in-license during the discovery period by paying us a prescribed percentage of the up-front license fee or other acquisition cost, which percentage could be up to 60% of such fee or cost, and by funding research and development costs in the same manner as products or product candidates arising out of our internal discovery programs, as described below. If we in-license any product or product candidate during the discovery period for which GLP (Good Laboratory Practice) toxicology studies have not been initiated, as we did with our PI3K program in 2010, such products are automatically included in the alliance as having arisen out of our internal discovery projects.

We have responsibility and decision-making authority for the development of all of our product candidates and performance of early discovery projects on a worldwide basis. There are no joint steering or similar committees for the alliance. Except with respect to FAAH products, for which Mundipharma and Purdue currently have global commercialization rights, and products for which Mundipharma has opted out of development as described below, we will have the right and responsibility to market and sell products arising from the alliance in the United States and Mundipharma will have the right and responsibility to market and sell products arising from the alliance outside of the United States. Other than pursuant to the strategic alliance agreements, neither we, Purdue nor Mundipharma may develop, manufacture or commercialize products that are directed to the same target or pathway as a product included in the strategic alliance, unless and until a party terminates its rights with respect to such products.

Following entry into the strategic alliance agreements, we consider Mundipharma, Purdue and their respective associated entities to be related parties for financial reporting purposes because of their equity ownership in our company.

Research and Development Funding

For each alliance program other than FAAH, Mundipharma is obligated to reimburse us for research and development expenses we incur, up to an annual aggregate cap, until the later of December 31, 2013 and the commencement of the first Phase 3 clinical trial of a product candidate, which we refer to as the “transition date.” The funding cap for the year ended December 31, 2010 was $65 million, and the funding caps for 2011 and 2012 are $85 million and $110 million, respectively. We are obligated to fund any activities in excess of the annual funding cap ourselves, which we did in 2010 primarily as the result of costs associated with the in-license of our PI3K inhibitor program, and which we expect to do in 2011 on account of enhanced clinical trial activities for IPI-926, our lead Hedgehog program candidate, and the commencement of clinical development of IPI-145, our lead PI3K program candidate. After the transition date for each product candidate, we are obligated to share equally with Mundipharma all research and development costs for such product candidate. We are recognizing revenue for reimbursed research and development services we perform for Mundipharma and Purdue. We recognized $18.4 million and $42.1 million in such revenue in the three and six months ended June 30, 2011, respectively. We recognized $17.7 million and $32.9 million in such revenue in the three and six months ended June 30, 2010, respectively.

In October 2010, Mundipharma and Purdue exercised their rights to assume all worldwide development and commercialization activities and to fund all subsequent research, development and commercialization expenses for products arising out of our FAAH program. Expenses associated with activities we conduct related to the transition of the FAAH program to Purdue and Mundipharma will be reimbursed by Purdue and Mundipharma, with such amounts not counting towards the annual funding cap. We recognized $0.6 million and $2.9 million in revenue related to reimbursed research and development services for the transition of the FAAH program for the three and six months ended June 30, 2011, respectively.

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

Mundipharma may next exercise its right to opt out of the Hedgehog program within 30 days following the outcome of an end-of-Phase 2 meeting with the U.S. Food and Drug Administration pertaining to the ongoing clinical trial of IPI-926 in patients with pancreatic cancer (or, if the end-of-Phase 2 meeting is not held by November 1, 2013, then by November 30, 2013). Mundipharma is obligated to fully fund the Hedgehog program until it is required to make this further commitment. If Mundipharma elects to opt-out of continued development funding at this time, then Mundipharma would be obligated to make an immediate payment of $23.65 million to us, which we can use on any program in the alliance. In addition, Mundipharma would be obligated to reimburse us for up to $23.65 million of additional expenses incurred during 2013 that are associated with the completion of Phase 2 clinical trials of IPI-926 that are ongoing at the time of the opt-out, so that aggregate residual funding could total $47.3 million. If Mundipharma elects to continue participation in the Hedgehog program when it makes its next commitment, Mundipharma would thereafter have the annual November opt-out right, and one-year residual funding obligation, that applies to the other alliance programs.

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

Royalties

Except with respect to products that have been in-licensed by us following initiation of GLP toxicology studies, for which no royalties will be payable between the parties, we are obligated to pay Mundipharma a 5% royalty on net sales of the commercialized products until such time as Mundipharma has recovered all research and development expenses paid to us under the research program prior to the applicable transition date. After such cost recovery, we are obligated to pay a tiered, 1% to 3% royalty on U.S. net sales of those products. For products in which Mundipharma has opted-out of development prior to the transition date, we are obligated to pay royalties of 1% to 5% of worldwide net sales as a function of the stage of development of the applicable product candidate at the time of opt-out. For products in which either party has opted-out of development following the transition date, the commercializing party is obligated to pay the other party a 5% royalty on net sales. Mundipharma is obligated to pay us a tiered, 10% to 20% royalty on annual net sales outside of the United States of each product arising out of the alliance, and Purdue is obligated to pay us a tiered, 10% to 20% royalty on annual net sales of FAAH products in the United States. Royalties are payable until the later to occur of the expiration of specified patent rights and the expiration of non-patent regulatory exclusivities in a country, provided that if royalties are payable solely on the basis of non-patent regulatory exclusivity, each of the rates above is reduced by one-half. In addition, all royalties payable under the strategic alliance agreements, whether by us, Purdue or Mundipharma, are subject to reduction on account of third party royalty payments or patent litigation damages or settlements, with any such reductions capped at 50% of the amounts otherwise payable during the applicable royalty payment period.

Securities Purchase and Line of Credit Agreements

In connection with the entry into the strategic alliance agreements, we also entered into a securities purchase agreement and a line of credit agreement in November 2008 with Purdue and its independent associated company, Purdue Pharma L.P. (“PPLP”).

Under the securities purchase agreement, we issued and sold in two separate closings an aggregate of six million shares of our common stock and warrants to purchase up to an aggregate of six million shares of our common stock, for an aggregate purchase price of $75 million. An equal number of securities were sold to each purchaser. In March 2009, Purdue assigned its interest under the line of credit agreement to PPLP.

Warrants for 1,000,000 and 2,000,000 shares of our common stock expired unexercised on July 1, 2010 and 2011, respectively. The remaining warrants for 3,000,000 shares of our common stock are currently exercisable at any time up to July 2, 2012, with an initial exercise price of $30.00 per share and such exercise price increasing over time depending on when such warrants are exercised, up to a maximum exercise price of $40.00 per share.

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

The line of credit agreement provides for the borrowing by us of one or more unsecured loans up to an aggregate maximum principal amount of $50 million. The loans may be drawn by us during the three-year period that began on April 1, 2009. The loans, which may be used by us for any proper corporate purpose, mature on April 1, 2019, which we refer to as the maturity date, and will be subordinate to any senior indebtedness that we may incur. Borrowings made under the line of credit agreement will bear interest, payable on the maturity date, at a fluctuating rate set at the prime rate on the business day prior to the funding of each loan and will be reset on the last business day of each month ending thereafter. Interest will be compounded on each successive three-month anniversary of the funding of each loan. Outstanding loans may be prepaid without penalty or premium prior to the maturity date. Amounts borrowed under the credit agreement, once borrowed, may not be borrowed again. We have certain rights to repay outstanding amounts under the line of credit agreement in shares of our common stock. As of June 30, 2011, no amounts have been borrowed under this line of credit. We currently intend to borrow the full amount available under the line of credit before December 31, 2011.

We recorded an aggregate of $59.3 million in deferred revenue associated with the grant of rights and licenses to Mundipharma and Purdue, which consisted of the excess of the amount paid for the purchased shares over the closing market price on the day before the equity closings and the value of the loan commitment asset (see note 9). We determined that the rights and licenses did not have stand-alone value, and we considered all of the obligations under the arrangement to be a single unit of accounting. There is no obligation for us to repay the $59.3 million and we are recognizing the deferred revenue ratably over 14 years, which is our estimated period of performance under the arrangement. We periodically review this estimate and may make adjustments as facts and circumstances dictate. We recognized $1.0 million in such revenue in the three months ended June 30, 2011 and 2010 and $2.1 million in such revenue in the six months ended June 30, 2011 and 2010.

Intellikine

In July 2010, we entered into a development and license agreement with Intellikine under which we obtained rights to discover, develop and commercialize pharmaceutical products targeting the delta and/or gamma isoforms of PI3K, including IPI-145. We paid Intellikine a $13.5 million up-front license fee. The entirety of this fee is included as research and development expense in the year ended December 31, 2010, although $8.5 million of this fee was paid in January 2011. In addition, we provide financial support for research activities that may be conducted by Intellikine under a two year research program to identify additional novel delta, gamma and dual delta/gamma-specific inhibitors of PI3K for future development. We are recognizing these costs as research and development expense as they are incurred. We may extend the research program for an additional year upon written notice to Intellikine at least 180 days prior to the last day of the initial two-year research term. We are also obligated to pay up to $25 million in success-based milestones for the development of two distinct product candidates, and up to $450 million in success-based milestones for the approval and commercialization of two distinct products. In addition, we are obligated to pay Intellikine tiered royalties on net sales ranging from single digits to low teens upon successful commercialization of products licensed to us, which are payable until the later to occur of the last-to-expire of specified patent rights and the expiration of non-patent regulatory exclusivities in a country, subject to reduction in certain circumstances.

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

Intellikine may terminate such participation upon twelve months’ prior written notice to us, after which Intellikine’s participation rights would revert back to the original milestone- and royalty-based payment structure, provided that Intellikine would not be entitled to receive royalty payments for net sales occurring prior to the termination date and certain specified milestone payments.

Other than pursuant to the agreement, neither we nor Intellikine may research, develop or commercialize products directed to the delta and/or gamma isoforms of PI3K that meet certain selectivity criteria.

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

9. Loan Commitment Asset from Purdue Entities

In connection with the strategic alliance with Mundipharma and Purdue, we also entered into a line of credit agreement with Purdue and PPLP. The extension of the line of credit at an interest rate below our incremental borrowing rate represented the transfer of additional value to us in the arrangement. As such, we recorded this additional value as a loan commitment asset on our balance sheet in 2008 at its fair value of $17.3 million. The fair value of the loan commitment asset was determined using a discounted cash flow model of the differential between the terms and rates of the line of credit and market rates. The loan commitment asset is measured at fair value on a nonrecurring basis and will only be re-measured at fair value for nonrecurring events such as an impairment loss. We recorded the offset to this asset as deferred revenue in 2008.

We are amortizing this asset to interest expense over the life of the loan arrangement, or 10 years commencing on April 1, 2009, the date we could begin drawing on the line. We recorded approximately $0.4 million of related amortization expense in the three months ended June 30, 2011 and 2010 and $0.9 million of related amortization expense in the six months ended June 30, 2011 and 2010. As of June 30, 2011, no amounts have been borrowed under this line of credit.

10. Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2011	December 31, 2010
Accrued drug manufacturing costs	$5,389,022	$1,921,224
Accrued license fee payable to Intellikine	—	8,500,000
Accrued toxicology studies	1,163,643	1,153,006
Accrued compensation and benefits	3,519,819	4,495,189
Accrued clinical studies	1,467,069	2,375,823
Other	2,523,748	1,918,642

Total accrued expenses	$14,063,301	$20,363,884

11. Subsequent Event

In July 2011, we extended the term of our primary office and laboratory lease through January 31, 2016 on comparable financial terms, subject to certain early termination rights retained by us.

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

Business Overview

We are an innovative drug discovery and development company seeking to discover, develop and deliver to patients best-in-class medicines for difficult-to-treat diseases. We combine proven scientific expertise with a passion for developing novel small molecule drugs that target emerging disease pathways. Our programs in the inhibition of the Hedgehog pathway, the heat shock protein 90 chaperone system, phosphoinositide-3-kinase, and fatty acid amide hydrolase are evidence of our innovative approach to drug discovery and development.

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

We are actively enrolling patients in the Phase 2 portion of a Phase 1b/2 clinical trial evaluating IPI-926 in combination with gemcitabine (also known as Gemzar®), a chemotherapy, in patients with previously untreated, metastatic, pancreatic cancer. This randomized, double-blind study compares treatment with IPI-926 in combination with gemcitabine to treatment with placebo and gemcitabine. The primary endpoint of this trial is overall survival. Secondary endpoints are progression free survival, time to progression and overall response. The trial is expected to enroll approximately 120 patients worldwide. We expect to complete enrollment by the end of 2011 and to present top-line data from this trial in 2012. We presented data from the Phase 1b portion of this trial at the American Society of Clinical Oncology, or ASCO, annual meeting in June 2011 showing that IPI-926 in combination with gemcitabine was well-tolerated, with most adverse events being low grade and consistent with the known safety profiles of each agent. Partial responses were observed in five of 16, or 31 percent, of patients. The historic overall response rate to gemcitabine is less than 10 percent.

In addition, we are evaluating IPI-926 in a randomized, double-blind Phase 2 clinical trial to assess the safety and efficacy of IPI-926 compared to placebo in approximately 100 patients with metastatic or locally advanced, inoperable chondrosarcoma. Patients in the placebo arm who experience disease progression will have the option to cross over and receive IPI-926 in an open-label arm of the trial. The primary endpoint of the study is progression free survival, and secondary endpoints include time to progression, overall survival, overall response rate and response duration.

IPI-926 was well-tolerated and showed clinical activity in a Phase 1 clinical trial in patients with advanced or metastatic solid tumors, including patients with basal cell carcinoma, or BCC. We are planning additional clinical development of IPI-926 in 2011, including an exploratory Phase 2 trial in patients with myelofibrosis that we expect to begin in the third quarter of 2011. Earlier this year, we also initiated an investigator sponsored trial program for IPI-926 to explore a range of potential indications as well as to study IPI-926 in combination with both commonly used and emerging treatments. We expect additional investigator sponsored trials to begin in the second half of 2011.

Mundipharma International Corporation Limited, or Mundipharma, has commercialization rights outside of the United States for products arising out of our Hedgehog pathway inhibitor program.

Hsp90 Chaperone Inhibitor Program. Retaspimycin hydrochloride (HCl), also known as IPI-504, is novel, potent and selective inhibitor of heat shock protein 90, or Hsp90. Cancer cells depend on Hsp90 to maintain many proteins critical for cancer growth, proliferation and survival in a functional state. Certain anti-cancer therapies may enhance the dependency of cancer cells on Hsp90. Therefore, combining an Hsp90 inhibitor with another anti-cancer therapy may enhance cancer cell killing.

Retaspimycin HCl is currently being evaluated in an adaptive, randomized Phase 2 clinical trial in combination with docetaxel (also known as Taxotere®), a chemotherapy, compared to placebo and docetaxel in approximately 100 second- or third-line patients with non-small cell lung cancer, or NSCLC, who are naive to docetaxel treatment and have a smoking history. Following an interim analysis to evaluate the relationship between efficacy and certain patient characteristics, including histology, tobacco exposure and a variety of biomarkers, we may expand the trial in patient populations that respond preferentially to treatment with the combination. The primary endpoint of the interim analysis is overall response rate. Our decision to initiate this trial is based, in part, on results from our Phase 1b trial of retaspimycin HCl in combination with docetaxel presented at the ASCO 2011 annual meeting which showed that retaspimycin HCl given in combination with docetaxel was well-tolerated and clinically active in heavily pretreated patients with

NSCLC. Partial responses were seen in six of 23, or 26 percent, of patients, with higher response rates observed among heavily pretreated patients with squamous cell carcinoma (n=3/7, or 43%) or a history of heavy smoking (n=6/18, or 33%). The combination of retaspimycin HCl and docetaxel was well-tolerated. There were no dose reductions or discontinuations in response to liver function tests, gastrointestinal toxicities were low grade, and no significant ocular toxicities were observed.

In addition to the Phase 2 trial of retaspimycin in combination with docetaxel, we recently initiated a Phase 1b/2 trial to explore the safety and efficacy of retaspimycin HCl in combination with everolimus (also known as Afinitor®), an mTOR inhibitor, in NSCLC patients with a KRAS mutation. The objective of Phase 1b/2 trial is to determine the recommended dose for the combination treatment and to evaluate the safety and clinical activity of retaspimycin HCl in combination with everolimus. The endpoint of the Phase 2 trial is overall response rate. In preclinical models, treatment with retaspimycin HCl in combination with everolimus resulted in synergistic activity and substantial tumor regression. Restapimycin HCl is also being evaluated in an investigator sponsored trial in NSCLC patients with anaplastic lymphoma kinase, or ALK, gene rearrangements.

In May 2011, we completed a preliminary review of data from two Phase 1 dose-escalation trials of IPI-493, our oral Hsp90 inhibitor, in patients with solid tumors and hematological malignancies. Since drug exposure of retaspimycin HCl was superior to IPI-493, we intend to focus our Hsp90 clinical development efforts exclusively on retaspimycin HCl.

We have worldwide development and commercialization rights for our Hsp90 chaperone inhibitor program.

PI3K Inhibitor Program. The phosphoinositide-3-kinases, or PI3Ks, are a family of enzymes involved in cellular functions, including cell proliferation and survival, cell differentiation, intracellular trafficking and immunity. The delta and gamma isoforms of PI3K are implicated in hematologic cancers as well as inflammatory conditions. In July 2010, we entered into a development and license agreement with Intellikine, Inc., or Intellikine, under which we obtained global development and commercialization rights to Intellikine’s portfolio of inhibitors targeting the delta and/or gamma isoforms of PI3K. Our lead compound in this program, IPI-145, is a potent, orally-available, small molecule inhibitor of PI3Kdelta and PI3Kgamma. IPI-145 has demonstrated activity in several preclinical models of inflammation. We have filed an investigational new drug application, or IND, with the U.S. Food and Drug Administration, or FDA, as well as a corresponding clinical trial application with a national regulatory authority in Europe, to enable clinical development of IPI-145, which we expect to begin in the second half of 2011. Mundipharma has commercialization rights outside of the United States for products arising from our PI3K inhibitor program.

FAAH Inhibitor Program. It is believed that inhibition of fatty acid amide hydrolase, or FAAH, may enable the body to bolster its own analgesic and anti-inflammatory response, and may have applicability in a broad range of painful or inflammatory conditions. The lead compound in our FAAH program is IPI-940, a novel, orally available inhibitor of FAAH with potential application for the treatment of a broad range of painful or inflammatory conditions. In October 2010, we reported top-line data from a Phase 1 randomized clinical trial of IPI-940 in 48 healthy adult volunteers. The study assessed the pharmacokinetics, pharmacodynamics, safety and tolerability of IPI-940 following single oral administration at escalating dose levels. In the study, administration of IPI-940 resulted in marked FAAH inhibition and increased anandamide levels. In addition, IPI-940 was well tolerated, with no observed dose-limiting toxicities or clinically significant changes in clinical laboratory values, vital signs or electrocardiogram parameters.

In October 2010, Mundipharma and its independent associated company Purdue Pharmaceutical Products L.P., or Purdue, exercised their rights to assume worldwide development and commercialization activities for products arising out of the FAAH program and will fund all subsequent research, development and commercialization expenses. We are completing transition activities to enable Purdue to commence Phase 2 development of IPI-940 in pain.

We have spent, and expect to continue to spend, significant resources to fund the research and development of our drug candidates. While we may have net income in future periods as the result of non-recurring collaboration income, we expect to incur substantial operating losses over the next several years as our clinical trial and drug manufacturing activities increase.

Collaboration Agreements

Mundipharma and Purdue

Scope

In November 2008, we entered into a strategic alliance with Mundipharma and Purdue to develop and commercialize pharmaceutical products. The alliance is governed by strategic alliance agreements that we entered into with each of Mundipharma and Purdue. The agreement with Purdue is focused on the development and U.S. commercialization of products targeting FAAH. The agreement with Mundipharma is focused on the development and commercialization outside of the United States of all products and product candidates covered by the alliance, including those targeting FAAH. The alliance currently includes product candidates that inhibit or target the Hedgehog pathway, FAAH, PI3K, and product candidates arising out of our early discovery projects in all disease fields that are conducted during a prescribed “discovery period.” In December 2010, Mundipharma exercised an option to extend the duration of the discovery period through December 31, 2012 and Mundipharma has the option to extend this period for an additional year. Our Hsp90 program is expressly excluded from the alliance.

Mundipharma also has the option to include in the alliance certain products or product candidates that we may in-license during the discovery period by paying us a prescribed percentage of the up-front license fee or other acquisition cost, which percentage could be up to 60% of such fee or cost, and by funding research and development costs in the same manner as products or product candidates arising out of our internal discovery programs, as described below. If we in-license any product or product candidate during the discovery period for which GLP (Good Laboratory Practice) toxicology studies have not been initiated, as we did with our PI3K program in 2010, such products are automatically included in the alliance as having arisen out of our internal discovery projects.

We have responsibility and decision-making authority for the development of all of our product candidates and performance of early discovery projects on a worldwide basis. There are no joint steering or similar committees for the alliance. Except with respect to FAAH products, for which Mundipharma and Purdue currently have global commercialization rights, and products for which Mundipharma has opted out of development as described below, we will have the right and responsibility to market and sell products arising from the alliance in the United States and Mundipharma will have the right and responsibility to market and sell products arising from the alliance outside of the United States. Other than pursuant to the strategic alliance agreements, neither we, Purdue nor Mundipharma may develop, manufacture or commercialize products that are directed to the same target or pathway as a product included in the strategic alliance, unless and until a party terminates its rights with respect to such products.

Following entry into the strategic alliance agreements, we consider Mundipharma, Purdue and their respective associated entities to be related parties for financial reporting purposes because of their equity ownership in our company.

Research and Development Funding

For each alliance program other than FAAH, Mundipharma is obligated to reimburse us for research and development expenses we incur, up to an annual aggregate cap, until the later of December 31, 2013 and the commencement of the first Phase 3 clinical trial of a product candidate, which we refer to as the “transition date.” The funding cap for the year ended December 31, 2010 was $65 million, and the funding caps for 2011 and 2012 are $85 million and $110 million, respectively. We are obligated to fund any activities in excess of the annual funding cap ourselves, which we did in 2010 primarily as the result of costs associated with the in-license of our PI3K inhibitor program, and which we expect to do in 2011 primarily due to enhanced clinical trial activities for IPI-926 and the commencement of clinical development of IPI-145. After the transition date for each product candidate, we are obligated to share equally with Mundipharma all research and development costs for such product candidate. We are recognizing revenue for reimbursed research and development services we perform for Mundipharma and Purdue. We recognized $18.4 million and $42.1 million in such revenue in the three and six months ended June 30, 2011, respectively. We recognized $17.7 million and $32.9 million in such revenue in the three and six months ended June 30, 2010, respectively.

In October 2010, Mundipharma and Purdue exercised their rights to assume all worldwide development and commercialization activities and to fund all subsequent research, development and commercialization expenses for products arising out of our FAAH program. Expenses associated with activities we conduct related to the transition of the FAAH program to Purdue and Mundipharma will be reimbursed by Purdue and Mundipharma, with such amounts not counting towards the annual funding cap. We recognized $0.6 million and $2.9 million in revenue related to reimbursed research and development services for the transition of the FAAH program for the three and six months ended June 30, 2011, respectively.

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

Mundipharma may next exercise its right to opt out of the Hedgehog program within 30 days following the outcome of an end-of-Phase 2 meeting with the U.S. Food and Drug Administration pertaining to the ongoing clinical trial of IPI-926 in patients with pancreatic cancer (or, if the end-of-Phase 2 meeting is not held by November 1, 2013, then by November 30, 2013). Mundipharma is obligated to fully fund the Hedgehog program until it is required to make this further commitment. If Mundipharma elects to opt-out of continued development funding at this time, then Mundipharma would be obligated to make an immediate payment of $23.65 million to us, which we can use on any program in the alliance. In addition, Mundipharma would be obligated to reimburse us for up to $23.65 million of additional expenses incurred during 2013 that are associated with the completion of Phase 2 clinical trials of IPI-926 that are ongoing at the time of the opt-out, so that aggregate residual funding could total $47.3 million. If Mundipharma elects to continue participation in the Hedgehog program when it makes its next commitment, Mundipharma would thereafter have the annual November opt-out right, and one-year residual funding obligation, that applies to the other alliance programs.

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

Royalties

Except with respect to products that have been in-licensed by us following initiation of GLP toxicology studies, for which no royalties will be payable between the parties, we are obligated to pay Mundipharma a 5% royalty on net sales of the commercialized products until such time as Mundipharma has recovered all research and development expenses paid to us under the research program prior to the applicable transition date. After such cost recovery, we are obligated to pay a tiered, 1% to 3% royalty on U.S. net sales of those products. For products in which Mundipharma has opted-out of development prior to the transition date, we are obligated to pay royalties of 1% to 5% of worldwide net sales as a function of the stage of development of the applicable product candidate at the time of opt-out. For products in which either party has opted-out of development following the transition date, the commercializing party is obligated to pay the other party a 5% royalty on net sales. Mundipharma is obligated to pay us a tiered, 10% to 20% royalty on annual net sales outside of the United States of each product arising out of the alliance, and Purdue is obligated to pay us a tiered, 10% to 20% royalty on annual net sales of FAAH products in the United States. Royalties are payable until the later to occur of the expiration of specified patent rights and the expiration of non-patent regulatory exclusivities in a country, provided that if royalties are payable solely on the basis of non-patent regulatory exclusivity, each of the rates above is reduced by one-half. In addition, all royalties payable under the strategic alliance agreements, whether by us, Purdue or Mundipharma, are subject to reduction on account of third party royalty payments or patent litigation damages or settlements, with any such reductions capped at 50% of the amounts otherwise payable during the applicable royalty payment period.

Securities Purchase and Line of Credit Agreements

In connection with the entry into the strategic alliance agreements, we also entered into a securities purchase agreement and a line of credit agreement in November 2008 with Purdue and its independent associated company, Purdue Pharma L.P., or PPLP.

Under the securities purchase agreement, we issued and sold in two separate closings an aggregate of six million shares of our common stock and warrants to purchase up to an aggregate of six million shares of our common stock, for an aggregate purchase price of $75 million. An equal number of securities were sold to each purchaser. In March 2009, Purdue assigned its interest under the line of credit agreement to PPLP.

The line of credit agreement provides for the borrowing by us of one or more unsecured loans up to an aggregate maximum principal amount of $50 million. The loans may be drawn by us during the three-year period that began on April 1, 2009 and we intend to draw down the full amount under the line of credit during the fourth quarter of 2011. The loans, which may be used by us for any proper corporate purpose, mature on April 1, 2019, which we refer to as the maturity date, and will be subordinate to any senior indebtedness that we may incur. Borrowings made under the line of credit agreement will bear interest, payable on the maturity date, at a fluctuating rate set at the prime rate on the business day prior to the funding of each loan and will be reset on the last business day of each month ending thereafter. Interest will be compounded on each successive three-month anniversary of the funding of each loan. Outstanding loans may be prepaid without penalty or premium prior to the maturity date. Amounts borrowed under the credit agreement, once borrowed, may not be borrowed again. We have certain rights to repay outstanding amounts under the line of credit agreement in shares of our common stock.

The extension of the line of credit at an interest rate below our incremental borrowing rate represented the transfer of additional value to us in the arrangement. As such, we recorded the fair value of the line of credit of $17.3 million as a loan commitment asset on our balance sheet in 2008. We began amortizing this asset to interest expense over the life of the loan arrangement, or 10 years, on April 1, 2009. We recorded approximately $0.4 million of related amortization expense in the three months ended June 30, 2011 and 2010 and $0.9 million of related amortization expense in the six months ended June 30, 2011 and 2010. Beginning with the fiscal year ended December 31, 2008, we recorded the offset to the loan commitment asset to deferred revenue. As of June 30, 2011, no amounts have been borrowed under this line of credit. We currently intend to borrow the full amount available under the line of credit before December 31, 2011.

We recorded an aggregate of $59.3 million in deferred revenue associated with the grant of rights and licenses to Mundipharma and Purdue, which consisted of the excess of the amount paid for the purchased shares over the closing market price on the day before the equity closings and the value of the loan commitment asset. We determined that the rights and licenses did not have stand-alone value and we considered all of the obligations under the arrangement to be a single unit of accounting. There is no obligation for us to repay the $59.3 million and we are recognizing this deferred revenue ratably over 14 years, which is our estimated period of performance under the arrangement. We periodically review this estimate and may make adjustments as facts and circumstances dictate. We recognized $1.0 million in such revenue in the three months ended June 30, 2011 and 2010 and $2.1 million in such revenue in the six months ended June 30, 2011 and 2010.

Intellikine. In July 2010, we entered a development and license agreement with Intellikine under which we obtained rights to discover, develop and commercialize pharmaceutical products targeting the delta and/or gamma isoforms of PI3K, including IPI-145. We paid Intellikine a $13.5 million up-front license fee. The entirety of this fee was included as research and development expense in the year ended December 31, 2010, although $8.5 million of this fee was paid in January 2011. In addition, we provide financial support for research activities that may be conducted by Intellikine under a two year research program to identify additional novel delta, gamma and dual delta/gamma-specific inhibitors of PI3K for future development. We are recognizing these costs as research and development expense as they are incurred. We may extend the research program for an additional year upon written notice to Intellikine at least 180 days prior to the last day of the initial two-year research term. We are also obligated to pay up to $25 million in success-based milestones for the development of two distinct product candidates, and up to $450 million in success-based milestones for the approval and commercialization of two distinct products. In addition, we are obligated to pay Intellikine tiered royalties on net sales ranging from single digits to low teens upon successful commercialization of products licensed to us, which are payable until the later to occur of the expiration of specified patent rights and the expiration of non-patent regulatory exclusivities in a country, subject to reduction in certain circumstances.

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

Financial Overview

Revenue

All of our revenue to date has been derived from license fees, the reimbursement of research and development costs, contract service revenue and milestones payments received from our collaboration partners. Because our agreements with Mundipharma and Purdue provide for funding for our research and development efforts, we recognize this cost reimbursement as revenue in the period earned in proportion to our forecasted total expenses as compared to the total research funding budget for the year. In the future, we may generate revenue from a combination of product sales, research and development support services and milestone payments in connection with strategic relationships, and royalties resulting from the sales of products developed under licenses of our intellectual property. We expect that any revenue we generate will fluctuate from year to year as a result of the timing and amount of license fees, research and development reimbursement, milestone and other payments earned under our collaborative or strategic relationships, and the amount and timing of payments that we earn upon the sale of our products, to the extent any are successfully commercialized. If we fail to complete the development of our drug candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

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

General and Administrative Expense

General and administrative expense primarily consists of compensation of personnel in executive, finance, accounting, legal, information technology infrastructure, corporate communications, corporate development, human resources and commercial functions. Other costs include facilities costs not otherwise included in research and development expense, and professional fees for legal and accounting services. General and administrative expense also consists of the costs of maintaining our intellectual property portfolio.

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

We have updated our revenue recognition policy to reflect the prospective adoption of a newly issued accounting standard related to multiple-deliverable revenue arrangements; however, there have been no material changes to our critical accounting policies during the six months ended June 30, 2011. Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2010 for a discussion of our critical accounting policies and significant judgments and estimates.

New Accounting Pronouncement

In June 2011, the FASB issued Accounting Standard Update No. 2011-05, Comprehensive Income (“ASU No. 2011-05”), which will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. ASU No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The update does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. ASU No. 2011-05 is effective for interim and annual periods beginning after December 15, 2011. We do not expect ASU No. 2011-05 to have a material impact on our financial statements or results of operations.

Revenue Recognition

To date, all of our revenue has been generated under research collaboration agreements. The terms of these research collaboration agreements may include payment to us of non-refundable, up-front license fees, funding or reimbursement of research and development efforts, milestone payments if specified objectives are achieved, and/or royalties on product sales, if any. On January 1, 2011, we adopted on a prospective basis a newly issued accounting standard related to multiple-deliverable revenue arrangements. We will apply this standard to revenue arrangements entered into or materially modified after December 31, 2010. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon our best estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previous accounting principles required that the fair value of the undelivered item was the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item was sold separately by the vendor.

Under our strategic alliance with Mundipharma and Purdue, we recognize revenues from non-refundable, up-front license fees on a straight-line basis over the contracted or estimated period of performance, which is typically the research or development term. We regularly consider whether events warrant a change in the estimated period of performance under an agreement. Such a change would cause us to modify the period of time over which we recognize revenue from the up-front license fee on a prospective basis and would, in turn, result in changes in our quarterly and annual results. We recognize research and development funding as earned over the period of effort as related research costs are incurred in proportion to our forecasted total expenses as compared to the total research funding budget for the year. We recognize the impact of any change in forecasted total expenses as a change in accounting estimate.

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

Results of Operations

The following tables summarize our results of operations for each of the three and six months ended June 30, 2011 and 2010, in thousands, together with the change in these items in dollars (in thousands) and as a percentage:

	Three Months Ended June 30,
	2011	2010	$ Change	% Change
Revenue	$19,957	$18,694	$1,263	7%
Research and development expense	(24,993)	(19,011)	(5,982)	31%
General and administrative expense	(6,330)	(5,216)	(1,114)	21%
Interest expense	(433)	(433)	—	—
Interest and investment income	69	25	44	176%

	Six Months Ended June 30,
	2011	2010	$ Change	% Change
Revenue	$47,143	$34,994	$12,149	35%
Research and development expense	(49,271)	(38,389)	(10,882)	28%
General and administrative expense	(11,205)	(9,965)	(1,240)	12%
Interest expense	(866)	(866)	—	—
Interest and investment income	162	230	(68)	(30)%

Revenue

Our revenue during the three and six months ended June 30, 2011 consisted of approximately $19.0 million and $45.0 million, respectively, for reimbursed research and development services, including $0.6 million and $2.9 million, respectively, in revenue related to reimbursed research and development services for the transition of the FAAH program, and $1.0 million and $2.1 million, respectively, from the amortization of the deferred revenue associated with the grant of rights and licenses under our strategic alliance agreements with Mundipharma and Purdue. Our revenue during the three and six months ended June 30, 2010 consisted of approximately $17.7 million and $32.9 million, respectively, for reimbursed research and development services and $1.0 million and 2.1 million, respectively, from the amortization of the deferred revenue associated with the grant of rights and licenses under our strategic alliance agreements with Mundipharma and Purdue. The increase in reimbursed research and development services revenue is primarily the result of a contractual increase in the committed amount of research and development funding from Mundipharma and Purdue from $65 million in 2010 to $85 million in 2011 and increased internal effort and greater external expenses on our Hedgehog pathway inhibitor and PI3K inhibitor programs.

Research and Development Expense

Research and development expense represented approximately 80% and 78% of our total operating expenses for the three months ended June 30, 2011 and 2010, respectively. Research and development expense represented approximately 81% and 79% of our total operating expenses for the six months ended June 30, 2011 and 2010, respectively. The increase in research and development expense for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 was primarily attributable to increases of $2.5 million in pharmaceutical development expenses, $1.8 million in clinical expenses and $0.8 million in consulting expenses. These increases are primarily associated with development activities related to our Hedgehog pathway inhibitor and PI3K inhibitor programs, partially offset by decreased expenses associated with our FAAH inhibitor program as a consequence of the transition of this program to Purdue and Mundipharma. The increase in research and development expense in the six months ended June 30, 2011 as compared to the same period in 2010 is primarily attributable to an increase of $5.0 million in pharmaceutical development expenses, $3.0 million in clinical expenses and $1.7 million in consulting expenses. The increase is primarily associated with development activities related to our Hedgehog pathway inhibitor and PI3K inhibitor programs, partially offset by decreased expenses associated with the FAAH and Hsp90 chaperone inhibitor programs.

We began to track and accumulate costs by major program starting on January 1, 2006. During the three and six months ended June 30, 2011 and 2010, and from January 1, 2006 through June 30, 2011, we estimate that we incurred the following expenses by program. These expenses primarily relate to payroll and related expenses for personnel working on the programs, process development and manufacturing, preclinical toxicology studies, clinical trial costs and allocated costs of facilities.

Program (in millions)	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	January 1, 2006 to June 30, 2011
Hedgehog pathway inhibitor	$12.5	$7.4	$23.0	$12.9	$103.3
Hsp90 chaperone inhibitor	3.4	3.2	6.2	8.7	93.7
FAAH inhibitor	0.5	4.9	2.5	9.7	30.6
PI3K inhibitor	4.1	—	8.0	—	26.0

We expect expenses for our Hedgehog pathway and Hsp90 chaperone inhibitor programs to increase as we seek to make progress in the clinical development of IPI-926 and retaspimycin HCl. We also expect expenses for our PI3K inhibitor program to increase as we anticipate commencing clinical development in 2011, at which time we will also be obligated to make milestone payments to Intellikine. In addition, we expect expenses for our FAAH inhibitor program to decrease as we transition the development activities to Purdue and Mundipharma. For these and other reasons, we do not believe that the historical costs associated with our research and development programs are indicative of the future costs associated with these programs or represent what any other future drug development program we initiate may cost. Due to the variability in the length of time and scope of activities necessary to develop a drug candidate, uncertainties related to cost estimates and our ability to obtain marketing approval for our drug candidates, accurate and meaningful estimates of the total costs required to bring our product candidates to market are not available.

Because of the risks inherent in drug discovery and development, we cannot reasonably estimate or know:

•	the nature, timing and estimated costs of the efforts necessary to complete the development of our programs;

•	the anticipated completion dates of these programs; or

•	the period in which material net cash inflows are expected to commence, if at all, from the programs described above and any potential future product candidates.

There is significant uncertainty regarding our ability to successfully develop any drug candidates. These risks include the uncertainty of:

•	the scope, rate of progress and cost of our clinical trials that we are currently running or may commence in the future;

•	the scope and rate of progress of our preclinical studies and other research and development activities;

•	clinical trial results;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights relating to our programs under development;

•	the terms and timing of any strategic alliance, licensing and other arrangements that we have or may establish in the future relating to our programs under development;

•	the cost and timing of regulatory approvals;

•	the cost of establishing clinical supplies of any product candidates; and

•	the effect of competing technological and market developments.

General and Administrative Expense

The increase in general and administrative expense for the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010 is primarily attributable to an increase in consulting expenses, principally related to business and early commercial development, and an increase in external patent expenses.

Interest Expense

Interest expense for the three and six months ended June 30, 2011 was comparable to amounts for the three and six months ended June 30, 2010. These amounts primarily consist of the amortization of the loan commitment asset from PPLP.

Interest and Investment Income

Interest and investment income increased in the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 primarily as a result of increased yields. Interest and investment income decreased in the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 primarily as a result of lower average balances on our cash equivalents and available-for-sale securities. We expect interest and investment income to continue to be lower in 2011 as compared to 2010 due to lower average balances.

Liquidity and Capital Resources

We have not generated any revenue from the sale of drugs to date, and we do not expect to generate any such revenue for the next several years, if at all. We have instead relied on the proceeds from sales of equity securities, interest on investments, license fees, expense reimbursement under our collaborations, milestone payments, contract service payments and debt to fund our operations. Our available-for-sale debt securities primarily trade in liquid markets, and the average days to maturity of our portfolio, as of June 30, 2011, is less than six months. Because our product candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability.

Our significant capital resources are as follows (in thousands):

	June 30, 2011	December 31, 2010
Cash, cash equivalents and available-for-sale securities	$82,309	$100,959
Working capital	63,733	75,378

	Six Months Ended June 30,
	2011	2010
Cash provided by (used in):
Operating activities	$(17,631)	$(9,045)
Investing activities	14,535	17,125
Capital expenditures (included in investing activities above)	(636)	(928)
Financing activities	141	71

Cash Flows

The principal use of cash in operating activities in all periods presented was our net spending on our research and development programs; that is, investments in research and development that are not reimbursed by our strategic alliance partners. Currently, spending on all of our research and development programs other than our Hsp90 program are reimbursed by Mundipharma and Purdue up to a contractually specified annual cap, which was $65 million in 2010 and is $85 million in 2011. We are obligated to fund amounts in excess of this annual cap ourselves. We exceeded the contractually budgeted amount for research and development funding from Mundipharma in 2010 and expect to do so again in 2011. Our cash used in operating activities for the period ended June 30, 2011 includes a license payment of $8.5 million paid in January 2011 for our PI3K program. The change in deferred revenue for the six months ended June 30, 2011 is primarily due to the amortization of $2.1 million to license revenue. Cash inflows from operations in future periods can vary significantly due to the level of research and development reimbursement from our existing strategic alliance partners or future collaboration arrangements.

Net cash from investing activities for the period ended June 30, 2011 included $59.2 million in purchases of available-for-sale securities, proceeds of $73.1 million from maturities of available-for-sale securities and proceeds of $1.3 million from sales of available-for-sale securities. Capital expenditures in the six months ended June 30, 2011 primarily consisted of laboratory and computer equipment.

Liquidity

We will need substantial additional funds to support our planned operations. We expect to receive up to $85 million and $110 million in contractually committed research and development funding under our strategic alliance with Mundipharma for the years ended December 31, 2011 and 2012, respectively. We currently intend to borrow the full amount available under the $50.0 million line of credit that has been made available to us by PPLP before December 31, 2011. In the absence of additional funding or business development activities and based on our current operating plans, we expect that our current cash and investments, together with research and development funding from Mundipharma and Purdue and the line of credit are sufficient to fund our planned operations into 2014. We may, however, need to raise additional funds before that date if our research and development expenses exceed our current expectations, if we do not receive the payments we expect to receive from Mundipharma and Purdue, if we acquire a third party or if we acquire or license rights to additional drug candidates or new technologies from one or more third parties. We may need to raise additional funds for other reasons, including if:

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

There have been no material changes to our contractual obligations during the six months ended June 30, 2011. Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2010 for a discussion of our contractual obligations.

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

A hypothetical 100 basis point increase in interest rates would result in an approximate $0.4 million decrease in the fair value of our investments as of June 30, 2011, as compared to an approximate $0.5 million decrease as of December 31, 2010. We have the ability to hold our fixed income investments until maturity and, therefore, we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 4.	Controls and Procedures

Our management, with the participation of our principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our principal executive and financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk of failure of our current drug candidates is high. To date, the data supporting our clinical development strategy for our drug candidates are derived solely from laboratory and preclinical studies and limited early-to-mid-stage clinical trials. Later clinical trials may not yield data consistent with earlier clinical trials. In such a case, it may be necessary for us to change our development strategy or abandon development of that drug candidate, either of which would result in delays and additional costs. For example, following a preliminary review of data from two Phase 1 dose-escalation trials of IPI-493, our oral Hsp90 inhibitor, we determined that drug exposure of IPI-493 was less favorable than that of retaspimycin HCl, also known as IPI-504. As a result, we decided to discontinue clinical development of IPI-493 and focus our Hsp90 program efforts exclusively on retaspimycin HCl. It is impossible to predict when or if any of our drug candidates will prove safe or effective in humans or receive regulatory approval. These drug candidates may not demonstrate in patients the chemical and pharmacological properties ascribed to them in laboratory studies or early-stage clinical trials, and they may interact with human biological systems or other drugs in unforeseen, ineffective or harmful ways. If we are unable to discover or successfully develop drugs that are safe and effective in humans, we will not have a viable business.

If our global strategic alliance with Mundipharma and Purdue, or any future alliance we may enter into, is unsuccessful, our operations may be negatively impacted.

We have a global strategic alliance with Mundipharma International Corporation Limited, or Mundipharma, to research, develop and jointly commercialize IPI-926, IPI-145 and product candidates arising out of our early discovery programs, and with Mundipharma and Purdue Pharmaceutical Products L.P., or Purdue, to develop and commercialize IPI-940 throughout the world. Under the strategic alliance agreements, Mundipharma and Purdue have committed to provide substantial funding, significant capabilities in the field of pain and, in the case of Mundipharma, significant capabilities in marketing and sales outside of the United States. In addition, we have a collaboration with Intellikine to discover, develop and commercialize pharmaceutical products targeting the delta and/or gamma isoforms of phosphoinositide-3-kinase, or PI3K. Under this alliance, Intellikine has committed to provide significant chemistry and biochemistry capabilities. The success of these alliances is largely dependent on the resources, efforts, technology and skills brought to such alliance by our alliance partners. Disputes and difficulties in these types of relationships are common, often due to conflicting priorities or conflicts of interest. Merger and acquisition activity may exacerbate these conflicts. The benefits of our alliances will be reduced or eliminated if any of our alliance partners:

•	terminates the applicable strategic alliance agreement;

•	fails to devote financial or other resources to the applicable alliance, thereby hindering or delaying development, manufacturing or commercialization activities;

•

in the case of Mundipharma and Purdue, fails to successfully develop or manufacture any products arising out of our fatty acid amide hydrolase, or FAAH, program or to commercialize any drug candidate under the applicable alliance; or

•	fails to maintain the financial resources necessary to continue financing its portion of development, manufacturing, and commercialization costs, if any, or its own operations.

Under our agreements with Mundipharma and Purdue, each agreement may be terminated on 60 days’ prior written notice if we were to materially breach such agreement and fail to cure such breach within the 60-day notice period. In addition, each of these strategic alliance agreements may be terminated in the event we experience a change in control or in the event that, during the period currently ending on December 31, 2012, either Adelene Perkins or Julian Adams is no longer a full-time executive of Infinity. Mundipharma also has the right to opt out of participation in the PI3K program and/or any early discovery program in November of each calendar year, subject to 12 months of continued funding. In addition, Mundipharma has the right to opt-out of continued development funding of our Hedgehog pathway program within 30 days following the outcome of an end-of-Phase 2 meeting with the

U.S. Food and Drug Administration, or FDA, pertaining to the ongoing clinical trial of IPI-926 in patients with pancreatic cancer (or, if the end-of-Phase 2 meeting is not held by November 1, 2013, then by November 30, 2013), subject to prescribed residual funding obligations.

If Mundipharma elects to continue participation in the Hedgehog program when it makes its next commitment, Mundipharma would thereafter have the annual November opt-out right, and one-year residual funding obligation, that applies to other programs in the alliance.

If Mundipharma and/or Purdue were to exercise its right to opt out of a program or to terminate its respective agreement, we may not have sufficient financial resources or capabilities to continue development and commercialization of products from the affected program, and our ability to attract a new alliance partner would be made more difficult.

Much of the potential revenue from our alliance with Mundipharma and Purdue, and any alliances we may enter into in the future, will consist of contingent payments, such as royalties payable on sales of any successfully developed drugs. Any such contingent revenue will depend upon our, and our alliance partners’, ability to successfully develop, introduce, market and sell new products. In some cases, we will not be involved in these processes and we will depend entirely on our alliance partners. For example, Mundipharma will be responsible for all of the commercialization efforts outside of the United States for any products that are successfully developed from our Hedgehog pathway and PI3K programs and our early stage development programs, and Purdue and Mundipharma are jointly responsible for all development and commercialization activities for products arising out of our FAAH program. Any of our current or future alliance partners may fail to develop or effectively commercialize these products because it:

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

We have a limited operating history for you to evaluate our business. We have no approved products and have generated no product revenue from sales. We have primarily incurred operating losses. As of June 30, 2011, we had an accumulated deficit of $243.0 million. We expect to continue to spend significant resources to fund the research and development of IPI-926, retaspimycin HCl, IPI-145 and our other drug candidates. While we may have net income in future periods as the result of non-recurring collaboration revenue, we expect to incur substantial operating losses over the next several years as our clinical trial and drug manufacturing activities increase. As a result, we expect that our accumulated deficit will also increase significantly.

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

We are highly dependent on our management team, particularly Adelene Perkins and Julian Adams, and the other members of our executive leadership team. All of these individuals are employees-at-will, which means that neither Infinity nor the employee is obligated to a fixed term of service and that the employment relationship may be terminated by either Infinity or the employee at any time, without notice, and whether or not cause or good reason exists for such termination. The loss of the services of any of these individuals might impede the achievement of our research, development and commercialization objectives. In addition, Mundipharma and Purdue each have the right to terminate its strategic alliance with us if, during the period currently ending on December 31, 2012, either Adelene Perkins or Julian Adams is no longer a full-time executive of Infinity. We do not maintain “key person” insurance on any of our employees.

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

As of June 30, 2011, we had approximately $82.3 million in cash, cash equivalents and available-for-sale securities. We historically have invested these amounts in money market funds, corporate obligations, U.S. government-sponsored enterprise obligations, U.S. Treasury securities and mortgage-backed securities meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, market and interest rate risks. We may realize losses in the fair value of these investments or a complete loss of these investments. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio may have a material adverse effect on our financial condition and results of operations.

Earlier this year, we restated our financial statements for the years ended December 31, 2009 and 2008 and for the quarters ended March 31, June 30 and September 30, 2010 and 2009. The restatement could subject us to securities litigation that could cause our stock price to decline.

Following a routine review by the staff of the U.S. Securities and Exchange Commission of our annual report on Form 10-K for the year ended December 31, 2009, and based upon the determination of the audit committee of our board of directors, we restated our financial statements for the years ended December 31, 2009 and 2008, and for the quarters ended March 31, June 30 and September 30, 2010 and 2009, to change our accounting for the initial recognition of a loan commitment representing the future availability to us, on below-market terms, of the $50 million line of credit extended to us by Purdue and PPLP in November 2008 upon entry into our strategic alliance with Mundipharma and Purdue. Specifically, we restated:

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

As a result of these restatements, amounts in our consolidated statements of cash flows and stockholders’ equity for the years ended December 31, 2009 and 2008 were also corrected. The restatement could subject us to securities class action litigation that could cause our stock price to decline. In the past, securities class action litigation has often been brought in connection with restatements of financial statements. Defending against such potential litigation relating to a restatement of our financial statements would be expensive and would require significant attention and resources of our management. Moreover, our insurance to cover our obligations with respect to the ultimate resolution of any such litigation may be inadequate. As a result of these factors, any such potential litigation could have a material adverse effect on our business, results of operations and financial condition.

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

To date, we have not obtained approval from the FDA or any foreign regulatory authority to market or sell any of our drug candidates. Our drug candidates are subject to extensive governmental regulations relating to development, clinical trials, manufacturing and commercialization. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required in the United States and in many foreign jurisdictions prior to the commercial sale of medicinal products like our drug candidates. For example, our latest stage drug candidates, IPI-926 and IPI-504, are being evaluated in Phase 2 clinical trials, which are intended to evaluate the safety and effectiveness of the drug candidate in a particular disease indication. In addition, we intend to commence clinical development of IPI-145, the lead compound in our PI3K inhibitor program, later this year. If any of these trials are successful, we will need to conduct further clinical trials and apply for regulatory approval before we may market or sell any of our drug products. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the drug candidates we are developing, or may in the future develop, either alone or in collaboration with strategic alliance partners, will obtain marketing approval. In connection with the clinical trials of our current and future drug candidates, we face, among other risks, risks that:

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

We cannot predict whether we will encounter problems with any of our ongoing or planned clinical trials that will cause us or regulatory authorities to delay or suspend clinical trials, or to delay the analysis of data from ongoing clinical trials. Any of the following could delay the clinical development of our drug candidates:

•	unexpected or unfavorable results of discussions with the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;

•	delays in receiving, or the inability to obtain, required approvals from institutional review boards or other reviewing entities at clinical sites selected for participation in our clinical trials;

•	delays in enrolling patients into clinical trials;

•	a lower than anticipated retention rate of patients in clinical trials;

•	the need to repeat clinical trials as a result of inconclusive or negative results or unforeseen complications in testing;

•	inadequate supply, delays in distribution or deficient quality of, or inability to purchase drug product or other materials necessary to conduct our clinical trials;

•	unfavorable FDA inspection and review of a clinical trial site or records of any clinical or preclinical investigation;

•	serious and unexpected drug-related side effects experienced by participants in our clinical trials;

•	a finding that the trial participants are being exposed to unacceptable health risks;

•	the placement by the FDA of a clinical hold on a trial; or

•	any restrictions on, or post-approval commitments with regard to, any regulatory approval we ultimately obtain that render the drug candidate not commercially viable.

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

A natural product is utilized in the production of IPI-926. This product is currently supplied from naturally available plant material. Our ability to acquire and process sufficient amounts of plant material to meet our manufacturing requirements is subject to a number of risks, including the receipt of permits from federal and state authorities, adverse weather conditions or natural disasters that may impact plant availability or our ability to harvest it. In addition, we may be unsuccessful in identifying other locations where this plant naturally occurs, establishing a sustainable method for growing this plant in a controlled environment or identifying an alternative source for this natural product. A material shortage of this plant could adversely impact or disrupt the manufacture of IPI-926, thus impacting our clinical trial activities and, if IPI-926 is successfully developed, our ability to satisfy commercial demand for the product, thus adversely affecting our financial position and results of operations.

We have certain commercialization rights to our product portfolio, but we currently have limited marketing, sales and distribution experience and capabilities.

We currently have commercialization rights in the United States for products arising out of our all of our programs, other than our FAAH inhibitor program, and commercialization rights outside the United States for retaspimycin HCl. In order to successfully commercialize our drug candidates, we will need to, and we intend to, establish adequate marketing, sales and distribution capabilities. We may not successfully establish these capabilities or have sufficient resources to do so. If we do not establish adequate marketing, sales and distribution capabilities, our ability to successfully commercialize any drug candidates that we successfully develop will be adversely affected, as will our financial condition and results of operations. Even if we do develop such capabilities, we will compete with other companies that have more experienced and well-funded marketing, sales and distribution operations, and we will incur additional expenses.

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

Even if we receive regulatory approvals for marketing our drug candidates, we could lose our regulatory approvals and our business would be adversely affected if we, our strategic alliance partners, or our contract manufacturers fail to comply with continuing regulatory requirements.

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

Additional provisions of the health care reform law may negatively affect our future revenue and prospects for profitability. Along with other pharmaceutical manufacturers and importers of brand name prescription drugs, we would be assessed a fee based on our proportionate share of sales of brand name prescription drugs to certain government programs, including Medicare and Medicaid. As part of the health care reform law’s provisions closing a funding gap that currently exists in the Medicare Part D prescription drug program (commonly known as the “donut hole”), we will also be required to provide a 50% discount on brand name prescription drugs sold to beneficiaries who fall within the donut hole.

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

In building our product development pipeline, we have intentionally pursued targets with applicability across multiple therapeutic areas and indications. This approach gives us several product opportunities in oncology, inflammatory disease and pain, which are highly competitive and rapidly changing segments of the pharmaceutical industry. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs that target various diseases in these segments. We currently face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available. Moreover, there are a number of large pharmaceutical companies currently marketing and selling products in these segments including Bristol-Myers Squibb Company, the Roche Group and its subsidiary Genentech, Novartis AG and Pfizer, Inc. In addition to currently approved drugs, there are a significant number of drugs that are currently under development and may become available in the future for the treatment of various forms of cancer, inflammatory diseases and pain. We are also aware of a number of companies seeking to develop drug candidates directed to the same biological targets that our own drug candidates are designed to inhibit. Specifically, we are aware of numerous companies that have clinical development programs for compounds targeting the Hedgehog pathway, which is the target of IPI-926. These companies include, without limitation, Genentech, Inc. (through its collaboration with Curis, Inc.), Bristol Myers Squibb Company, Novartis AG, Pfizer, Inc. and Millennium: the Takeda Oncology Company. In addition, we believe the following companies are developing compounds that target Hsp90, which is the target of retaspimycin HCl: Synta Pharmaceuticals Corp., SuperGen, Inc., Exelixis, Inc., Myrexis, Inc., Kyowa Hakko Kirin Co. Ltd., Celgene Corporation, Novartis AG and Debiopharm Group. Also, we believe that Gilead Sciences, Inc. and Amgen Inc. are developing drugs that target the delta and/or gamma isoforms of PI3K.

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

Our network security and data recovery measures may not be adequate to protect against computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. The misappropriation, theft, sabotage or any other type of security breach with respect to any of our proprietary and confidential information that is electronically stored, including research or clinical data, could have a material adverse impact on our business, operating results and financial condition. Additionally, any break-in or trespass of our facilities that results in the misappropriation, theft, sabotage or any other type of security breach with respect to our proprietary and confidential information, including research or clinical data, or that results in damage to our research and development equipment and assets, could have a material adverse impact on our business, operating results and financial condition.

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

Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and molecular diagnostics and the claim scope of these patents, our ability to obtain and enforce patents that may issue from any pending or future patent applications is uncertain and involves complex legal, scientific and factual questions. The standards that the United States Patent and Trademark Office, or PTO, and its foreign counterparts use to grant patents are not always applied predictably or uniformly and are subject to change. To date, no consistent policy has emerged regarding the breadth of claims allowed in pharmaceutical or molecular diagnostics patents. Thus, we cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us, including the patent applications claiming the compositions of, and methods of using, IPI-145 and IPI-940. Even if patents do issue, we cannot guarantee that the claims of these patents will be held valid or enforceable by a court of law, will provide us with any significant protection against competitive products, or will afford us a commercial advantage over competitive products. The U.S. Congress is considering, and may pass, legislation that could change United States patent law and may severely weaken our ability to obtain patent protection in the United States. Additionally, recent judicial decisions establishing new case law and a reinterpretation of past case law, as well as regulatory initiatives, may make it more difficult for us to protect our intellectual property.

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

Patent applications in the United States are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the PTO for the entire time prior to issuance as a U.S. patent. Similarly, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Consequently, we cannot be certain that we were the first to invent, or the first to file patent applications on, our drug candidates or their therapeutic use. In the event that a third party has also filed a U.S. patent application relating to our drug candidates or a similar invention, we may have to participate in interference proceedings declared by the PTO or the third party to determine priority of invention in the United States. For example, we are aware of third parties who are actively researching ansamycin analogs that are similar to retaspimycin HCl. These third parties have pending applications related to these analogs, but we have the first published application covering retaspimycin HCl. Notwithstanding the fact that we filed the first patent application related to these analogs, it is possible that an interference proceeding could be declared between our application covering retaspimycin HCl and one or more of these third party applications, even those applications for which we have secured a license. An adverse decision in an interference proceeding may result in the loss of rights under a patent or patent application. In addition, the cost of interference proceedings could be substantial.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

The PTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. There are situations in which non-compliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If we fail to comply with these requirements, competitors might be able to enter the market earlier than would otherwise have been the case.

Claims by third parties of intellectual property infringement are costly and distracting, and could deprive us of valuable rights we need to develop or commercialize our drug candidates.

Our commercial success will depend on whether there are third party patents or other intellectual property relevant to our potential products that may block or hinder our ability to develop and commercialize our drug candidates. We may not have identified all U.S. and foreign patents or published applications that may adversely affect our business either by blocking our ability to manufacture or commercialize our drugs or by covering similar technologies that adversely affect the applicable market. In addition, we may undertake research and development with respect to potential products, even when we are aware of third party patents that may be relevant to such potential products, on the basis that we may challenge or license such patents. For example, in our Hsp90 chaperone inhibitor program, we are conducting clinical trials evaluating the administration of retaspimycin HCl in combination with docetaxel and everolimus. We are aware of issued patents and published applications directed to combinations of Hsp90 chaperone inhibitors with a variety of therapeutic agents. We are also aware of patents and patent applications directed to methods of treating various disorders using a variety of Hsp90 chaperone inhibitors. We are in the process of evaluating the scope and validity of these patents and applications to determine whether we need to obtain one or more licenses.

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

•

our entry into key agreements, including those related to the acquisition or in-licensing of new programs, or the termination of key agreements, including our strategic alliance agreements with Mundipharma and Purdue and our development and license agreement with Intellikine;

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

Our executive officers, directors and major shareholders may be able to exert significant control over the company, which may make an acquisition of us difficult.

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

INFINITY PHARMACEUTICALS, INC.

Date: August 9, 2011	By:	/S/ ADELENE Q. PERKINS
Adelene Q. Perkins
President and Chief Executive Officer
(Principal Executive and Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description

3.1	Restated Certificate of Incorporation of the Registrant. Previously filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 000-31141) and incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Registrant. Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 17, 2009 (File No. 000-31141) and incorporated herein by reference.

4.1	Form of Common Stock Certificate. Previously filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-31141) and incorporated herein by reference.

4.2	Rights Agreement between the Registrant and American Stock Transfer & Trust Company dated February 13, 2003, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A junior participating preferred stock as Exhibit C. Previously filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on February 24, 2003 (File No. 000-31141) and incorporated herein by reference.

4.3	First Amendment to the Rights Agreement between the Registrant and American Stock Transfer & Trust Company dated April 11, 2006. Previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 12, 2006 (File No. 000-31141) and incorporated herein by reference.

4.4	Second Amendment to the Rights Agreement between the Registrant and American Stock Transfer & Trust Company, LLC dated November 19, 2008. Previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 20, 2008 (File No. 000-31141) and incorporated herein by reference.

10.1	Fifth Amendment to Lease dated July 8, 2011 between the Registrant and ARE-770/784/790 Memorial Drive LLC. Filed herewith.

31.1	Certification of principal executive and principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1	Certification of principal executive and principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101*	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.