Form 10-Q
period 2011-09-30
INFINITY PHARMACEUTICALS, INC.
filed 2011-11-08
CIK 1113148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on September 30, 2011: 26,678,793

INFINITY PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$23,091,338	$20,416,997
Available-for-sale securities	51,515,797	79,804,921
Unbilled accounts receivable from Purdue entities	715,638	—
Prepaid expenses and other current assets	3,110,374	2,907,057

Total current assets	78,433,147	103,128,975
Property and equipment, net	4,327,811	5,147,545
Loan commitment asset from Purdue entities, net	12,989,250	14,288,175
Long-term available-for-sale securities	674,092	736,739
Restricted cash	1,124,822	1,122,633
Other assets	155,016	141,855

Total assets	$97,704,138	$124,565,922

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,759,522	$2,606,303
Accrued expenses	18,461,365	20,363,884
Deferred revenue from Purdue entities	4,214,703	4,780,418

Total current liabilities	25,435,590	27,750,605
Deferred revenue from Purdue entities, less current portion	43,200,720	46,361,745
Other liabilities	996,535	970,057

Total liabilities	69,632,845	75,082,407
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding at September 30, 2011 and December 31, 2010	—	—
Common Stock, $.001 par value; 100,000,000 shares authorized; 26,678,793 and 26,519,217 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	26,679	26,519
Additional paid-in capital	283,019,210	278,412,580
Accumulated deficit	(254,990,818)	(229,009,563)
Accumulated other comprehensive income	16,222	53,979

Total stockholders’ equity	28,071,293	49,483,515

Total liabilities and stockholders’ equity	$97,704,138	$124,565,922

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Collaborative research and development revenue from Purdue entities	$23,304,788	$22,495,802	$70,448,272	$57,490,269
Operating expenses:
Research and development	29,418,327	38,731,902	78,689,494	77,120,670
General and administrative	5,469,688	5,014,987	16,674,949	14,980,274

Total operating expenses	34,888,015	43,746,889	95,364,443	92,100,944

Loss from operations	(11,583,227)	(21,251,087)	(24,916,171)	(34,610,675)
Other income (expense):
Interest expense	(432,975)	(521,742)	(1,298,925)	(1,387,983)
Interest and investment income	71,483	122,474	233,841	352,407

Total other expense	(361,492)	(399,268)	(1,065,084)	(1,035,576)

Loss before income taxes	(11,944,719)	(21,650,355)	(25,981,255)	(35,646,251)
Income tax benefit	—	700,321	—	700,321

Net loss	$(11,944,719)	$(20,950,034)	$(25,981,255)	$(34,945,930)

Basic and diluted loss per common share	$(0.45)	$(0.80)	$(0.98)	$(1.33)

Basic and diluted weighted average number of common shares outstanding	26,666,332	26,333,012	26,590,597	26,287,775

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating activities
Net loss	$(25,981,255)	$(34,945,930)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,632,895	1,634,238
Stock-based compensation, including 401(k) match	4,151,207	5,579,700
Impairment of property and equipment	—	311,200
Amortization of loan commitment asset from Purdue entities	1,298,925	1,298,925
Net amortization of available-for-sale securities	713,231	1,142,790
Other, net	57,828	56,513
Changes in operating assets and liabilities:
Unbilled accounts receivable from Purdue entities	(715,638)	(5,579,244)
Prepaid expenses and other current assets	(267,501)	646,674
Accounts payable, accrued expenses and other liabilities	(1,717,619)	14,898,489
Deferred revenue from Purdue entities	(3,726,740)	(3,161,025)

Net cash used in operating activities	(24,554,667)	(18,117,670)
Investing activities
Purchases of property and equipment	(821,775)	(1,512,400)
Purchases of available-for-sale securities	(91,964,352)	(168,676,720)
Proceeds from sales of available-for-sale securities	1,288,988	7,239,262
Proceeds from maturities of available-for-sale securities	118,275,767	182,788,023

Net cash provided by investing activities	26,778,628	19,838,165
Financing activities
Proceeds from issuances of common stock	455,583	160,732
Release of restricted cash	—	26,642
Capital lease payments	(5,203)	(4,794)
New employee loans	—	(10,000)

Net cash provided by financing activities	450,380	172,580

Net increase in cash and cash equivalents	2,674,341	1,893,075
Cash and cash equivalents at beginning of period	20,416,997	16,287,229

Cash and cash equivalents at end of period	$23,091,338	$18,180,304

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

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2011.

The information presented in the condensed consolidated financial statements and related footnotes at September 30, 2011, and for the three and nine months ended September 30, 2011 and 2010, is unaudited, and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2010 have been derived from our audited financial statements. For further information, please refer to the consolidated financial statements and accompanying footnotes included in our annual report on Form 10-K for the fiscal year ended December 31, 2010, which was filed with the U.S. Securities and Exchange Commission on March 16, 2011.

3. Significant Accounting Policies

Cash Equivalents and Available-For-Sale Securities

Cash equivalents and short-term available-for-sale securities primarily consist of a money market fund, U.S. government-sponsored enterprise obligations, corporate obligations and mortgage-backed securities. We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents, which consist of a money market fund and corporate obligations, are stated at fair value. They are also readily convertible to known amounts of cash and close enough to maturity that each presents insignificant risk of change in value due to changes in interest rates. Our classification of cash equivalents is consistent with prior periods.

We determine the appropriate classification of our marketable securities at the time of purchase and reevaluate such designation at each balance sheet date. We have classified all of our marketable securities at September 30, 2011 and December 31, 2010 as “available-for-sale.” We carry available-for-sale securities at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity.

We adjust the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. We include such amortization and accretion in interest and investment income. The cost of securities sold is based on the specific identification method. We include interest and dividends on securities classified as available-for-sale in interest and investment income.

We conduct periodic reviews to identify and evaluate each investment that is in an unrealized loss position in order to determine whether an other-than-temporary impairment exists. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses on available-for-sale debt securities that are determined to be temporary, and not related to credit loss, are recorded, net of tax, in accumulated other comprehensive income (loss).

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

All of our revenues to date have been generated under research collaboration agreements. Revenue associated with the amortization of the deferred revenue associated with the grant of rights and licenses to, and reimbursed research and development services provided for, Mundipharma International Corporation Limited (“Mundipharma”) and Purdue Pharmaceutical Products L.P. (“Purdue”) accounted for all of our revenue for the three and nine months ended September 30, 2011 and 2010. Payments due from Mundipharma and Purdue represented our entire unbilled accounts receivable balance at September 30, 2011. We consider Mundipharma, Purdue and their respective associated entities to be related parties for financial reporting purposes because of their equity ownership (see note 8).

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

	At September 30,
	2011	2010
Stock options	6,930,688	6,027,450
Warrants	3,246,629	5,246,629
Unvested restricted shares	—	3,420

Stock-Based Compensation Expense

We measure stock-based compensation cost at the grant date based on the estimated fair value of the award, and recognize it as expense over the employee’s requisite service period on a straight-line basis. We have no awards with market or performance conditions. We use the Black-Scholes valuation model in determining the fair value of equity awards.

Revenue Recognition

To date, all of our revenue has been generated under research collaboration agreements. The terms of these research collaboration agreements may include payment to us of non-refundable, up-front license fees, funding or reimbursement of research and development efforts, milestone payments if specified objectives are achieved, and/or royalties on product sales. On January 1, 2011, we adopted on a prospective basis a newly issued accounting standard related to multiple-deliverable revenue arrangements. We will apply this standard to new revenue arrangements or material modifications of existing revenue arrangements. This standard eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon our best estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previous accounting principles required that the fair value of the undelivered item was the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item was sold separately by the vendor.

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

Research and Development Expense

Research and development expense consists of expenses incurred in performing research and development activities, including salaries and benefits, facilities expenses, overhead expenses, materials and supplies, preclinical expenses, clinical trial and related clinical manufacturing expenses, stock-based compensation expense, depreciation of equipment, contract services, and other outside expenses. We also include as research and development expense up-front license payments related to acquired technologies which have not yet reached technological feasibility and have no alternative use. We expense research and development costs as they are incurred. We are party to collaboration agreements in which we are reimbursed for work performed on behalf of the collaborator, as well as one in which we reimburse the collaborator for work it has performed. We record all of our expenses as research and development expense. If the arrangement provides for reimbursement of research and development expenses, as is the case with our alliance with Mundipharma and Purdue, we record the reimbursement as revenue. If the arrangement provides for us to reimburse the collaborator for research and development expenses or achieving a development milestone for which a payment is due, as is the case with our agreement with Intellikine, Inc. (“Intellikine”), we record the reimbursement or the achievement of the development milestone as research and development expense.

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

Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, we have recorded a full valuation allowance against our otherwise recognizable net deferred tax assets as of September 30, 2011 and December 31, 2010.

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

New Accounting Pronouncement

In June 2011, the Financial Accounting Standards Board issued Accounting Standard Update No. 2011-05, Comprehensive Income (“ASU No. 2011-05”), which will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. ASU No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The update does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. ASU No. 2011-05 is effective for interim and annual periods beginning after December 15, 2011. Because this update only requires enhanced disclosure, the adoption of ASU No. 2011-05 will not impact our financial position or results of operations.

4. Stock-Based Compensation

Total stock-based compensation expense, related to all equity awards, for the three and nine months ended September 30, 2011 and 2010 was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Effect of stock-based compensation on net loss by line item:
Research and development	$679,794	$1,000,806	$2,085,537	$2,871,296
General and administrative	671,271	882,524	2,065,670	2,708,404

As of September 30, 2011, there was approximately $6.9 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options. This cost is expected to be recognized over a weighted-average period of 2.4 years.

During the nine months ended September 30, 2011 and 2010, there were 95,392 and 62,731, respectively, of stock options exercised, with a weighted-average exercise price of $4.78 and $2.56, respectively.

During the nine months ended September 30, 2011, we granted options to purchase 1,159,501 shares of our common stock at a weighted average fair value of $3.45. During the nine months ended September 30, 2010, we granted options to purchase 1,516,430 shares of our common stock at a weighted average fair value of $3.59. For the three and nine months ended September 30, 2011 and 2010, the fair values of these options were estimated using the Black-Scholes valuation model using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Risk-free interest rate	1.7%	2.0%	2.3%	2.7%
Expected annual dividend yield	—	—	—	—
Expected stock price volatility	57.6%	58.9%	58.0%	59.5%
Expected term of options	6.1 years	5.8 years	5.9 years	5.7 years

5. Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) is comprised of unrealized holding gains and losses arising during the period on available-for-sale securities that are not other-than-temporarily impaired. For the three and nine months ended September 30, 2011 and 2010, comprehensive loss was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss	$(11,944,719)	$(20,950,034)	$(25,981,255)	$(34,945,930)
Net unrealized holding gains (losses) on available-for-sale securities arising during the period	(26,682)	(9,252)	(37,757)	47,676

Total comprehensive loss	$(11,971,401)	$(20,959,286)	$(26,019,012)	$(34,898,254)

Accumulated other comprehensive income (loss) consists of unrealized net gains (losses) on available-for-sale securities.

6. Cash, Cash Equivalents and Available-for-Sale Securities

The following is a summary of cash, cash equivalents and available-for-sale securities:

	September 30, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents due in 90 days or less	$23,091,338	$—	$—	$23,091,338
Available-for-sale securities:
Corporate obligations due in one year or less	34,502,065	10,693	(32,199)	34,480,559
Corporate obligations due in one to five years	5,972,722	2,456	(12,170)	5,963,008
Mortgage-backed securities due after ten years	615,085	59,007	—	674,092
U.S. government-sponsored enterprise obligations due in one year or less	6,835,000	—	(5,655)	6,829,345
U.S. government-sponsored enterprise obligations due in one to five years	4,248,795	85	(5,995)	4,242,885

Total available-for-sale securities	52,173,667	72,241	(56,019)	52,189,889

Total cash, cash equivalents and available-for-sale securities	$75,265,005	$72,241	$(56,019)	$75,281,227

	December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents due in 90 days or less	$20,416,933	$64	$—	$20,416,997
Available-for-sale securities:
Corporate obligations due in one year or less	43,635,770	8,362	(14,314)	43,629,818
Mortgage-backed securities due after ten years	659,473	79,189	(1,923)	736,739
U.S. government-sponsored enterprise obligations due in one year or less	21,670,829	2,479	(4,480)	21,668,828
U.S. government-sponsored enterprise obligations due in one to five years	14,521,673	—	(15,398)	14,506,275

Total available-for-sale securities	80,487,745	90,030	(36,115)	80,541,660

Total cash, cash equivalents and available-for-sale securities	$100,904,678	$90,094	$(36,115)	$100,958,657

We held 17 debt securities at September 30, 2011 that had been in an unrealized loss position for less than 12 months. The gross unrealized losses on these securities was $56,019 and their fair value was $32,484,176. We evaluated our securities for other-than-temporary impairments based on quantitative and qualitative factors. We considered the decline in market value for these 17 securities to be primarily attributable to current economic conditions. It is not more likely than not that we will be required to sell these securities and we do not intend to sell these securities before the recovery of their amortized cost bases, which may be maturity. Based on our analysis, we do not consider these investments to be other-than-temporarily impaired at September 30, 2011.

There were no other-than-temporary impairments recognized for the three and nine months ended September 30, 2011 and 2010. Realized gains on our available-for-sale securities were immaterial for the three and nine months ended September 30, 2011 and 2010.

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

The following table provides a summary of the assets carried at fair value measured on a recurring basis as of September 30, 2011:

	Level 1	Level 2
Cash and cash equivalents	$20,789,280	$2,302,058
Corporate obligations (including commercial paper)	—	40,443,567
Mortgage-backed securities	—	674,092
U.S. government-sponsored enterprise obligations	—	11,072,230

Total	$20,789,280	$54,491,947

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

There have been no changes to the valuation methods during the nine months ended September 30, 2011. There were no transfers of assets or liabilities between Level 1 and Level 2 during the nine months ended September 30, 2011. We evaluate transfers between levels at the end of each reporting period. We had no available-for-sale securities that were classified as Level 3 as of September 30, 2011 and December 31, 2010.

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

Mundipharma also has the option to include in the alliance certain products or product candidates that we may in-license during the discovery period by paying us a prescribed percentage of the up-front license fee or other acquisition cost, which percentage could be up to 60% of such fee or cost, and by funding research and development costs in the same manner as products or product candidates arising out of our internal discovery programs, as described below. If we in-license any product or product candidate during the discovery period for which GLP (Good Laboratory Practice) toxicology studies have not been initiated, as we did with our PI3K inhibitor program in 2010, such products are automatically included in the alliance just as if they arose out of our internal discovery projects.

We have responsibility and decision-making authority for the development of all of our product candidates and performance of early discovery projects on a worldwide basis. There are no joint steering or similar committees for the alliance. Except with respect to products targeting FAAH, for which Mundipharma and Purdue currently have global commercialization rights, and products for which Mundipharma has opted out of development as described below, we will have the right and responsibility to market and sell products arising from the alliance in the United States and Mundipharma will have the right and responsibility to market and sell products arising from the alliance outside of the United States. Other than pursuant to the strategic alliance agreements, neither we, Purdue nor Mundipharma may develop, manufacture or commercialize products that are directed to the same target or pathway as a product included in the strategic alliance, unless and until a party terminates its rights with respect to such products.

Following entry into the strategic alliance agreements, we consider Mundipharma, Purdue and their respective associated entities to be related parties for financial reporting purposes because of their equity ownership in our company.

Research and Development Funding

For each alliance program other than FAAH, Mundipharma is obligated to reimburse us for research and development expenses we incur, up to an annual aggregate cap, until the later of December 31, 2013 and the commencement of the first Phase 3 clinical trial of a product candidate, which we refer to as the “transition date.” The funding cap for the year ended December 31, 2010 was $65 million, and the funding caps for the years ending December 31, 2011 and 2012 are $85 million and $110 million, respectively. We are obligated to fund any activities in excess of the annual funding cap ourselves, which we did in 2010 primarily as the result of costs associated with the in-license of our PI3K inhibitor program, and which we expect to do in 2011 on account of expanded clinical trial activities for IPI-926, our lead Hedgehog program candidate, and the commencement of clinical development of IPI-145, our lead PI3K inhibitor program candidate. After the transition date for each product candidate, we are obligated to share equally with Mundipharma all research and development costs for such product candidate. We are recognizing revenue for reimbursed research and development services we perform for Mundipharma and Purdue. We recognized $21.8 million and $64.0 million in such revenue in the three and nine months ended September 30, 2011, respectively. We recognized $21.5 million and $54.4 million in such revenue in the three and nine months ended September 30, 2010, respectively.

In October 2010, Mundipharma and Purdue exercised their rights to assume all worldwide development and commercialization activities and to fund all subsequent research, development and commercialization expenses for products arising out of our FAAH program. All expenses associated with activities we conduct related to the transition of the FAAH program to Purdue and Mundipharma are being reimbursed by Purdue and Mundipharma, with such amounts not counting towards the annual funding cap. We recognized $0.5 million and $3.3 million in revenue related to reimbursed research and development services for the transition of the FAAH program for the three and nine months ended September 30, 2011, respectively.

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

Mundipharma may next exercise its right to opt out of the Hedgehog program within 30 days following the outcome of an end-of-Phase 2 meeting with the U.S. Food and Drug Administration pertaining to the ongoing clinical trial of IPI-926 in patients with pancreatic cancer (or, if the end-of-Phase 2 meeting is not held by November 1, 2013, then by November 30, 2013). Mundipharma is obligated to fully fund the Hedgehog program until it is required to make the decision to opt-out or continue funding the program. If Mundipharma elects to opt-out of continued development funding at this time, then Mundipharma would be obligated to make an immediate payment of $23.65 million to us, which we can use on any program in the alliance. In addition, Mundipharma would be obligated to reimburse us for up to $23.65 million of additional expenses incurred during 2013 that are associated with the completion of Phase 2 clinical trials of IPI-926 that are ongoing at the time of the opt-out, so that aggregate residual funding could total $47.3 million. If Mundipharma elects to continue participation in the Hedgehog program when it makes its next decision, Mundipharma would thereafter have the annual November opt-out right, and one-year residual funding obligation, that applies to the other alliance programs.

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

The line of credit agreement provides for the borrowing by us of one or more unsecured loans up to an aggregate maximum principal amount of $50 million. The loans may be drawn by us during the three-year period that began on April 1, 2009. The loans, which may be used by us for any proper corporate purpose, mature on April 1, 2019, which we refer to as the maturity date, and will be subordinate to any senior indebtedness that we may incur. Borrowings made under the line of credit agreement will bear interest, payable on the maturity date, at a fluctuating rate set at the prime rate on the business day prior to the funding of each loan and will be reset on the last business day of each month ending thereafter. Interest will be compounded on each successive three-month anniversary of the funding of each loan. Outstanding loans may be prepaid without penalty or premium prior to the maturity date. Amounts borrowed under the credit agreement, once borrowed, may not be borrowed again. We have certain rights to repay outstanding amounts under the line of credit agreement in shares of our common stock. As of September 30, 2011, no amounts have been borrowed under this line of credit. We currently intend to borrow the full amount available under the line of credit before December 31, 2011.

We recorded an aggregate of $59.3 million in deferred revenue associated with the grant of rights and licenses to Mundipharma and Purdue, which consisted of the excess of the amount paid for the purchased shares over the closing market price on the day before the equity closings and the value of the loan commitment asset (see note 9). We determined that the rights and licenses did not have stand-alone value, and we considered all of the obligations under the arrangement to be a single unit of accounting. There is no obligation for us to repay the $59.3 million and we are recognizing the deferred revenue ratably over 14 years, which is our estimated period of performance under the arrangement. We periodically review this estimate and may make adjustments as facts and circumstances dictate. We recognized $1.0 million in such revenue in the three months ended September 30, 2011 and 2010 and $3.1 million in such revenue in the nine months ended September 30, 2011 and 2010.

Intellikine

In July 2010, we entered into a development and license agreement with Intellikine under which we obtained rights to discover, develop and commercialize pharmaceutical products targeting the delta and/or gamma isoforms of PI3K, including IPI-145. We paid Intellikine a $13.5 million up-front license fee. The entirety of this fee is included as research and development expense in the year ended December 31, 2010, although $8.5 million of this fee was paid in January 2011. In addition, we provide financial support for research activities that may be conducted by Intellikine under a two year research program to identify additional novel delta, gamma and dual delta/gamma-specific inhibitors of PI3K for future development. We are recognizing these costs as research and development expense as they are incurred. We may extend the research program for an additional year upon written notice to Intellikine at least 180 days prior to the last day of the initial two-year research term. We are also obligated to pay up to $25 million in success-based milestones for the development of two distinct product candidates, and up to $450 million in success-based milestones for the approval and commercialization of two distinct products. In addition, we are obligated to pay Intellikine tiered royalties on net sales ranging from single digits to low teens upon successful commercialization of products licensed to us, which are payable until the later to occur of the last-to-expire of specified patent rights and the expiration of non-patent regulatory exclusivities in a country, subject to reduction in certain circumstances. In August 2011, we paid Intellikine a $3.0 million milestone associated with the initiation of a Phase 1 study of IPI-145 in healthy adult subjects, which we recorded as research and development expense in the three and nine months ended September 30, 2011. We are obligated to pay Intellikine a $1.0 million milestone associated with the initiation in October 2011 of a Phase 1 clinical trial of IPI-145 in hematologic malignancies, which we will record as research and development expense in the three months ended December 31, 2011.

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

Intellikine may terminate such participation upon 12 months’ prior written notice to us, after which Intellikine’s participation rights would revert back to the original milestone- and royalty-based payment structure, provided that Intellikine would not be entitled to receive royalty payments for net sales occurring prior to the termination date and certain specified milestone payments.

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

9. Loan Commitment Asset from Purdue Entities

In connection with the strategic alliance with Mundipharma and Purdue, we also entered into a line of credit agreement with Purdue and PPLP. The extension of the line of credit at an interest rate below our incremental borrowing rate represented the transfer of additional value to us in the arrangement. As such, we recorded this additional value as a loan commitment asset on our balance sheet in 2008 at its fair value of $17.3 million. The fair value of the loan commitment asset was determined using a discounted cash flow model of the differential between the terms and rates of the line of credit and market rates. The loan commitment asset was measured at fair value on a nonrecurring basis and will only be re-measured at fair value for nonrecurring events such as an impairment loss. We recorded the offset to this asset as deferred revenue in 2008.

We are amortizing this asset to interest expense over the life of the loan arrangement, or 10 years commencing on April 1, 2009, the date we could begin drawing on the line. We recorded approximately $0.4 million of related amortization expense in the three months ended September 30, 2011 and 2010 and $1.3 million of related amortization expense in the nine months ended September 30, 2011 and 2010. As of September 30, 2011, no amounts have been borrowed under this line of credit.

10. Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2011	December 31, 2010
Accrued drug manufacturing costs	$7,063,402	$1,921,224
Accrued license fee payable to Intellikine	—	8,500,000
Accrued toxicology studies	1,142,824	1,153,006
Accrued compensation and benefits	4,721,414	4,495,189
Accrued clinical studies	3,003,028	2,375,823
Other	2,530,697	1,918,642

Total accrued expenses	$18,461,365	$20,363,884

11. Facilities Leases

We currently lease under two lease agreements an aggregate of approximately 73,900 square feet of laboratory and office space among three buildings located at 780, 784 and 790 Memorial Drive in Cambridge, Massachusetts. In July 2011, we extended the term of one lease, which covers approximately 67,000 of laboratory and office space, through January 31, 2016 on comparable financial terms, subject to certain early termination rights retained by us. In August 2011, we exercised an option to extend the term of the other lease, which covers approximately 6,900 square feet of office space, through October 2014 with no changes to existing financial terms.

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

Hedgehog Pathway Inhibitor Program

Our lead product candidate is IPI-926, a novel, potent, oral molecule that inhibits the Hedgehog pathway by binding to the Smoothened receptor, a protein that plays a critical role in the malignant activation of the Hedgehog pathway. The Hedgehog pathway is normally active during embryonic development and regulates tissue and organ formation. Malignant activation of the Hedgehog pathway is responsible for a broad range of cancers through three distinct mechanisms: genetic activation of the Hedgehog pathway in tumor cells, signaling between the tumor and microenvironment and signaling to tumor cells. We believe that Smoothened inhibition represents a significant opportunity for addressing a number of difficult-to-treat cancers by disrupting malignant activation of the Hedgehog pathway.

We have completed enrollment in the Phase 2 portion of a Phase 1b/2 clinical trial evaluating IPI-926 in combination with gemcitabine (also known as Gemzar®), a chemotherapy, in 122 patients with previously untreated, metastatic, pancreatic cancer. This randomized, double-blind study compares treatment with IPI-926 in combination with gemcitabine to treatment with placebo and gemcitabine. The primary endpoint of this trial is overall survival. Secondary endpoints are progression free survival, time to progression and overall response. We expect to announce top-line data from this trial in 2012. We presented data from the Phase 1b portion of this trial at the American Society of Clinical Oncology, or ASCO, annual meeting in June 2011 showing that IPI-926 in combination with gemcitabine was well-tolerated, with most adverse events being low grade and consistent with the known safety profiles of each agent. Partial responses were observed in five of 16, or 31 percent, of patients. The historic overall response rate to gemcitabine is less than 10 percent. We are continuing to follow patients still enrolled in the Phase 1b portion of the trial and intend to report additional data at a future medical meeting.

We are also evaluating IPI-926 in a randomized, double-blind Phase 2 clinical trial to assess the safety and efficacy of IPI-926 compared to placebo in approximately 140 patients with metastatic or locally advanced, inoperable chondrosarcoma. Patients in the placebo arm who experience disease progression will have the option to cross over and receive IPI-926 in an open-label arm of the trial. The primary endpoint of the study is progression free survival, and secondary endpoints include time to progression, overall survival, overall response rate and response duration.

In addition, we are actively enrolling patients in an exploratory Phase 2 clinical trial evaluating IPI-926 in patients with myelofibrosis. The single-arm trial is designed to evaluate the safety and efficacy of IPI-926 administered orally once daily. The primary endpoint of the trial is response rate according to the International Working Group Criteria. The trial is designed to initially enroll 12 patients and may be expanded to up to 45 patients based on the response rate observed in the first cohort of patients.

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

Hsp90 Inhibitor Program

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

Retaspimycin HCl is currently being evaluated in a randomized Phase 2 clinical trial in combination with docetaxel (also known as Taxotere®), a chemotherapy, compared to placebo and docetaxel in approximately 200 second- or third-line patients with non-small cell lung cancer, or NSCLC, who are naive to docetaxel treatment and have a smoking history. The primary endpoint of the study is overall survival. We also plan to evaluate the relationship between survival and certain patient characteristics, including histology, tobacco exposure, and a variety of biomarkers. Our decision to initiate this trial was based, in part, on results from our Phase 1b trial of retaspimycin HCl in combination with docetaxel presented at the ASCO 2011 annual meeting which showed that retaspimycin HCl given in combination with docetaxel was well-tolerated and clinically active in heavily pretreated patients with NSCLC. Partial responses were seen in six of 23, or 26 percent, of patients, with higher response rates observed among heavily pretreated patients with squamous cell carcinoma (n=3/7, or 43%) or a history of heavy smoking (n=6/18, or 33%). The combination of retaspimycin HCl and docetaxel was well-tolerated. There were no dose reductions or discontinuations in response to liver function tests, gastrointestinal toxicities were low grade, and no significant ocular toxicities were observed.

In addition to the Phase 2 trial of retaspimycin HCl in combination with docetaxel, we are enrolling patients in a Phase 1b/2 trial to explore the safety and efficacy of retaspimycin HCl in combination with everolimus (also known as Afinitor®), an mTOR inhibitor, in NSCLC patients with a KRAS mutation. The objective of this Phase 1b/2 trial is to determine the recommended dose for the combination treatment and to evaluate the safety and clinical activity of retaspimycin HCl in combination with everolimus. The endpoint of the Phase 2 trial is overall response rate. In preclinical models, treatment with retaspimycin HCl in combination with an mTOR inhibitor resulted in synergistic activity and tumor regression.

In May 2011, we completed a preliminary review of data from two Phase 1 dose-escalation trials of IPI-493, our oral Hsp90 inhibitor, in patients with solid tumors and hematological malignancies. Due to a lack of increased exposure with increasing doses of IPI-493, we have focused our Hsp90 clinical development efforts exclusively on retaspimycin HCl.

We have worldwide development and commercialization rights for our Hsp90 inhibitor program.

PI3K Inhibitor Program

The phosphoinositide-3-kinases, or PI3Ks, are a family of enzymes involved in key immune cell functions, including cell proliferation and survival, cell differentiation, and cellular trafficking. PI3K-delta and PI3K-gamma, two isoforms of PI3K, play key roles in inflammatory and autoimmune diseases. Additionally, in certain hematological malignancies, PI3K gamma and PI3K delta contribute to the survival and proliferation of cancer cells. Therefore, inhibition of PI3K-delta and PI3K gamma may have therapeutic potential across a broad range of inflammatory diseases and hematological malignancies. In July 2010, we entered into a development and license agreement with Intellikine, Inc., or Intellikine, under which we obtained global development and commercialization rights to Intellikine’s portfolio of inhibitors targeting the delta and/or gamma isoforms of PI3K. Our lead compound in this program is IPI-145, a potent, orally-available inhibitor of PI3K-delta and PI3K-gamma.

We have recently initiated two Phase 1 clinical trials of IPI-145. The first Phase 1 trial of IPI-145 is a double-blind, randomized, placebo-controlled study designed to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of single and multiple escalating doses of IPI-145 in healthy adult subjects. The second Phase 1 trial is an open-label, dose-escalation study designed to evaluate the safety, pharmacokinetics and clinical activity of IPI-145 in patients with advanced hematological malignancies. Following the determination of the maximum tolerated dose in the dose escalation phase, an expansion phase will follow in patients with specific hematological malignancies.

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

Mundipharma also has the option to include in the alliance certain products or product candidates that we may in-license during the discovery period by paying us a prescribed percentage of the up-front license fee or other acquisition cost, which percentage could be up to 60% of such fee or cost, and by funding research and development costs in the same manner as products or product candidates arising out of our internal discovery programs, as described below. If we in-license any product or product candidate during the discovery period for which GLP (Good Laboratory Practice) toxicology studies have not been initiated, as we did with our PI3K inhibitor program in 2010, such products are automatically included in the alliance just as if they arose out of our internal discovery projects.

We have responsibility and decision-making authority for the development of all of our product candidates and performance of early discovery projects on a worldwide basis. There are no joint steering or similar committees for the alliance. Except with respect to products targeting FAAH, for which Mundipharma and Purdue currently have global commercialization rights, and products for which Mundipharma has opted out of development as described below, we will have the right and responsibility to market and sell products arising from the alliance in the United States and Mundipharma will have the right and responsibility to market and sell products arising from the alliance outside of the United States. Other than pursuant to the strategic alliance agreements, neither we, Purdue nor Mundipharma may develop, manufacture or commercialize products that are directed to the same target or pathway as a product included in the strategic alliance, unless and until a party terminates its rights with respect to such products.

Following entry into the strategic alliance agreements, we consider Mundipharma, Purdue and their respective associated entities to be related parties for financial reporting purposes because of their equity ownership in our company.

Research and Development Funding

For each alliance program other than FAAH, Mundipharma is obligated to reimburse us for research and development expenses we incur, up to an annual aggregate cap, until the later of December 31, 2013 and the commencement of the first Phase 3 clinical trial of a product candidate, which we refer to as the “transition date.” The funding cap for the year ended December 31, 2010 was $65 million, and the funding caps for the years ending December 31, 2011 and 2012 are $85 million and $110 million, respectively. We are obligated to fund any activities in excess of the annual funding cap ourselves, which we did in 2010 primarily as the result of costs associated with the in-license of our PI3K inhibitor program, and which we expect to do in 2011 primarily due to expanded clinical trial activities for IPI-926 and the commencement of clinical development of IPI-145. After the transition date for each product candidate, we are obligated to share equally with Mundipharma all research and development costs for such product candidate. We are recognizing revenue for reimbursed research and development services we perform for Mundipharma and Purdue. We recognized $21.8 million and $64.0 million in such revenue in the three and nine months ended September 30, 2011, respectively. We recognized $21.5 million and $54.4 million in such revenue in the three and nine months ended September 30, 2010, respectively.

In October 2010, Mundipharma and Purdue exercised their rights to assume all worldwide development and commercialization activities and to fund all subsequent research, development and commercialization expenses for products arising out of our FAAH program. All expenses associated with activities we conduct related to the transition of the FAAH program to Purdue and

Mundipharma are being reimbursed by Purdue and Mundipharma, with such amounts not counting towards the annual funding cap. We recognized $0.5 million and $3.3 million in revenue related to reimbursed research and development services for the transition of the FAAH program for the three and nine months ended September 30, 2011, respectively.

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

Mundipharma may next exercise its right to opt out of the Hedgehog program within 30 days following the outcome of an end-of-Phase 2 meeting with the U.S. Food and Drug Administration pertaining to the ongoing clinical trial of IPI-926 in patients with pancreatic cancer (or, if the end-of-Phase 2 meeting is not held by November 1, 2013, then by November 30, 2013). Mundipharma is obligated to fully fund the Hedgehog program until it is required to make the decision to opt-out or continue funding the program. If Mundipharma elects to opt-out of continued development funding at this time, then Mundipharma would be obligated to make an immediate payment of $23.65 million to us, which we can use on any program in the alliance. In addition, Mundipharma would be obligated to reimburse us for up to $23.65 million of additional expenses incurred during 2013 that are associated with the completion of Phase 2 clinical trials of IPI-926 that are ongoing at the time of the opt-out, so that aggregate residual funding could total $47.3 million. If Mundipharma elects to continue participation in the Hedgehog program when it makes its next decision, Mundipharma would thereafter have the annual November opt-out right, and one-year residual funding obligation, that applies to the other alliance programs.

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

The extension of the line of credit at an interest rate below our incremental borrowing rate represented the transfer of additional value to us in the arrangement. As such, we recorded the fair value of the line of credit of $17.3 million as a loan commitment asset on our balance sheet in 2008. We began amortizing this asset to interest expense over the life of the loan arrangement, or 10 years, on April 1, 2009. We recorded approximately $0.4 million of related amortization expense in the three months ended September 30, 2011 and 2010 and $1.3 million of related amortization expense in the nine months ended September 30, 2011 and 2010. Beginning with the fiscal year ended December 31, 2008, we recorded the offset to the loan commitment asset to deferred revenue. As of September 30, 2011, no amounts have been borrowed under this line of credit. We currently intend to borrow the full amount available under the line of credit before December 31, 2011.

We recorded an aggregate of $59.3 million in deferred revenue associated with the grant of rights and licenses to Mundipharma and Purdue, which consisted of the excess of the amount paid for the purchased shares over the closing market price on the day before the equity closings and the value of the loan commitment asset. We determined that the rights and licenses did not have stand-alone value and we considered all of the obligations under the arrangement to be a single unit of accounting. There is no obligation for us to repay the $59.3 million and we are recognizing this deferred revenue ratably over 14 years, which is our estimated period of performance under the arrangement. We periodically review this estimate and may make adjustments as facts and circumstances dictate. We recognized $1.0 million in such revenue in the three months ended September 30, 2011 and 2010 and $3.1 million in such revenue in the nine months ended September 30, 2011 and 2010.

Intellikine. In July 2010, we entered a development and license agreement with Intellikine under which we obtained rights to discover, develop and commercialize pharmaceutical products targeting the delta and/or gamma isoforms of PI3K, including IPI-145. We paid Intellikine a $13.5 million up-front license fee. The entirety of this fee was included as research and development expense in the year ended December 31, 2010, although $8.5 million of this fee was paid in January 2011. In addition, we provide financial support for research activities that may be conducted by Intellikine under a two year research program to identify additional novel delta, gamma and dual delta/gamma-specific inhibitors of PI3K for future development. We are recognizing these costs as research and development expense as they are incurred. We may extend the research program for an additional year upon written notice to Intellikine at least 180 days prior to the last day of the initial two-year research term. We are also obligated to pay up to $25 million in success-based milestones for the development of two distinct product candidates, and up to $450 million in success-based milestones for the approval and commercialization of two distinct products. In addition, we are obligated to pay Intellikine tiered royalties on net sales ranging from single digits to low teens upon successful commercialization of products licensed to us, which are payable until the later to occur of the expiration of specified patent rights and the expiration of non-patent regulatory exclusivities in a country, subject to reduction in certain circumstances. In August 2011, we paid Intellikine a $3.0 million milestone associated with the initiation of a Phase 1 study of IPI-145 in healthy adult subjects, which we recorded as research and development expense in the three and nine months ended September 30, 2011. We are obligated to pay Intellikine a $1.0 million milestone associated with the initiation in October 2011 of a Phase 1 clinical trial of IPI-145 in hematologic malignancies, which we will record as research and development expense in the three months ended December 31, 2011.

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

Research and Development Expense

We are a drug discovery and development company. Our research and development expense primarily consists of the following:

•	compensation of personnel associated with research activities;

•	clinical testing costs, including payments made to contract research organizations;

•	costs of purchasing laboratory supplies and materials;

•	costs of manufacturing drug candidates for preclinical testing and clinical studies;

•	costs associated with the licensing of research and development programs;

•	preclinical testing costs, including costs of toxicology studies;

•	fees paid to external consultants;

•	fees paid to professional service providers for independent monitoring and analysis of our clinical trials;

•	costs for collaboration partners to perform research activities, including development milestones for which a payment is due when achieved;

•	depreciation of equipment; and

•	allocated costs of facilities.

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

Critical Accounting Policies and Significant Judgments and Estimates

The discussion and analysis of our financial condition and results of operations in this report is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, accrued expenses, assumptions in the valuation of stock-based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.

We have updated our revenue recognition policy to reflect the prospective adoption of a newly issued accounting standard related to multiple-deliverable revenue arrangements; however, there have been no material changes to our critical accounting policies during the nine months ended September 30, 2011. Please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of our annual report on Form 10-K for the fiscal year ended December 31, 2010 for a discussion of our critical accounting policies and significant judgments and estimates.

New Accounting Pronouncement

In June 2011, the Financial Accounting Standards Board issued Accounting Standard Update No. 2011-05, Comprehensive Income, or ASU No. 2011-05, which will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. ASU No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The update does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. ASU No. 2011-05 is effective for interim and annual periods beginning after December 15, 2011. Because this update only requires enhanced disclosure, the adoption of ASU No. 2011-05 will not impact our financial position or results of operations.

Revenue Recognition

To date, all of our revenue has been generated under research collaboration agreements. The terms of these research collaboration agreements may include payment to us of non-refundable, up-front license fees, funding or reimbursement of research and development efforts, milestone payments if specified objectives are achieved, and/or royalties on product sales, if any. On January 1, 2011, we adopted on a prospective basis a newly issued accounting standard related to multiple-deliverable revenue arrangements. We will apply this standard to new revenue arrangements or material modifications of existing revenue arrangements. This standard eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon our best estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previous accounting principles required that the fair value of the undelivered item was the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item was sold separately by the vendor.

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

Results of Operations

The following tables summarize our results of operations for each of the three and nine months ended September 30, 2011 and 2010, in thousands, together with the change in these items in dollars (in thousands) and as a percentage:

	Three Months Ended September 30,
	2011	2010	$ Change	% Change
Revenue	$23,305	$22,496	$809	4%
Research and development expense	(29,418)	(38,732)	9,314	(24)%
General and administrative expense	(5,470)	(5,015)	(455)	9%
Interest expense	(433)	(522)	89	(17)%
Interest and investment income	71	122	(51)	(42)%
Income tax benefit	—	700	(700)	(100)%

	Nine Months Ended September 30,
	2011	2010	$ Change	% Change
Revenue	$70,448	$57,490	$12,958	23%
Research and development expense	(78,689)	(77,121)	(1,568)	2%
General and administrative expense	(16,675)	(14,980)	(1,695)	11%
Interest expense	(1,299)	(1,388)	89	(6)%
Interest and investment income	234	352	(118)	(34)%
Income tax benefit	—	700	(700)	(100)%

Revenue

Our revenue during the three and nine months ended September 30, 2011 consisted of approximately $22.3 million and $67.3 million, respectively, for reimbursed research and development services from Mundipharma and Purdue (including $0.5 million and $3.3 million, respectively, in revenue related to reimbursed research and development services for the transition of the FAAH program), and $1.0 million and $3.1 million, respectively, from the amortization of the deferred revenue associated with the grant of rights and licenses under our strategic alliance agreements with Mundipharma and Purdue. Our revenue during the three and nine months ended September 30, 2010 consisted of approximately $21.5 million and $54.4 million, respectively, for reimbursed research and development services from Mundipharma and Purdue and $1.0 million and $3.1 million, respectively, from the amortization of the deferred revenue associated with the grant of rights and licenses under our strategic alliance agreements with Mundipharma and Purdue. The increase in reimbursed research and development services revenue is primarily the result of a contractual increase in the committed amount of research and development funding from Mundipharma and Purdue from $65 million in 2010 to $85 million in 2011 and increased internal effort and greater external expenses on our PI3K inhibitor and Hedgehog pathway inhibitor programs, partially offset by a decrease in internal effort and external expenses of the FAAH program as we transition activities to Purdue and Mundipharma.

Research and Development Expense

Research and development expense represented approximately 84% and 89% of our total operating expenses for the three months ended September 30, 2011 and 2010, respectively. Research and development expense represented approximately 83% and 84% of our total operating expenses for the nine months ended September 30, 2011 and 2010, respectively. The decrease in research and development expense for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 was primarily attributable to a $13.5 million up-front license fee related to the in-licensing of our PI3K inhibitor program during the three months ended September 30, 2010, partially offset by expense related to the achievement of a $3.0 million milestone in our PI3K inhibitor program during the same period in 2011 and higher clinical expenses. The increase in research and development expense in the nine months ended September 30, 2011 as compared to the same period in 2010 is primarily attributable to an increase of $5.5 million in clinical expenses, an increase of $3.8 million in pharmaceutical development expenses, $3.0 million related to the achievement of a milestone in our PI3K inhibitor program and an increase of $2.2 million in consulting expenses. The increase is primarily associated with development activities related to our Hedgehog pathway inhibitor and PI3K inhibitor programs, partially offset by a $13.5 million up-front license fee related to the in-licensing of our PI3K inhibitor program during the nine months ended September 30, 2010 and decreased expenses associated with the FAAH and Hsp90 inhibitor programs.

We began to track and accumulate costs by major program starting on January 1, 2006. During the three and nine months ended September 30, 2011 and 2010, and from January 1, 2006 through September 30, 2011, we estimate that we incurred the following expenses by program. These expenses primarily relate to payroll and related expenses for personnel working on the programs, process development and manufacturing, preclinical toxicology studies, clinical trial costs and allocated costs of facilities.

Program (in millions)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	January 1, 2006 to September 30, 2011
Hedgehog pathway inhibitor	$12.6	$11.0	$35.6	$23.9	$115.9
Hsp90 inhibitor	3.7	2.7	9.9	11.4	97.4
FAAH inhibitor	0.2	6.2	2.7	15.9	30.8
PI3K inhibitor*	8.5	14.5	16.5	14.5	34.5

*	Includes a license fee of $13.5 million in 2010 and a $3 million milestone expense in 2011.

We expect expenses for our Hedgehog pathway and Hsp90 inhibitor programs to increase as we progress in the clinical development of IPI-926 and retaspimycin HCl. We also expect expenses for our PI3K inhibitor program to increase now that we have commenced clinical development and as we make milestone payments to Intellikine. In addition, we expect expenses for our FAAH inhibitor program to decrease as we complete the transition of development activities to Purdue and Mundipharma. For these and other reasons, we do not believe that the historical costs associated with our research and development programs are indicative of the future costs associated with these programs or represent what any other future drug development program we initiate may cost. Due to the variability in the length of time and scope of activities necessary to develop a drug candidate, uncertainties related to cost estimates and our ability to obtain marketing approval for our drug candidates, accurate and meaningful estimates of the total costs required to bring our product candidates to market are not available.

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

General and Administrative Expense

The increase in general and administrative expense for the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010 is primarily attributable to an increase in consulting expenses, principally related to business and early commercial development.

Interest Expense

Interest expense for the three and nine months ended September 30, 2011 was comparable to amounts for the three and nine months ended September 30, 2010. These amounts primarily consist of the amortization of the loan commitment asset from PPLP.

Interest and Investment Income

Interest and investment income decreased in the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 primarily as a result of lower average balances on our cash equivalents and available-for-sale securities. Interest and investment income decreased in the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 primarily as a result of lower yields.

Liquidity and Capital Resources

We have not generated any revenue from the sale of drugs to date, and we do not expect to generate any such revenue for the next several years, if at all. We have instead relied on the proceeds from sales of equity securities, interest on investments, license fees, expense reimbursement under our collaborations, milestone payments, contract service payments and debt to fund our operations. Our available-for-sale debt securities primarily trade in liquid markets, and the average days to maturity of our portfolio, as of September 30, 2011, is less than six months. Because our product candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability.

Our significant capital resources are as follows (in thousands):

	September 30, 2011	December 31, 2010
Cash, cash equivalents and available-for-sale securities	$75,281	$100,959
Working capital	52,998	75,378

	Nine Months Ended September 30,
	2011	2010
Cash provided by (used in):
Operating activities	$(24,555)	$(18,118)
Investing activities	26,779	19,838
Capital expenditures (included in investing activities above)	(822)	(1,512)
Financing activities	450	173

Cash Flows

The principal use of cash in operating activities in all periods presented was our net spending on our research and development programs; that is, investments in research and development that are not reimbursed by our strategic alliance partners. Currently, spending on all of our research and development programs other than our Hsp90 program are reimbursed by Mundipharma and Purdue up to a contractually specified annual cap, which was $65 million in 2010 and is $85 million in 2011. We are obligated to fund amounts in excess of this annual cap ourselves. We exceeded the contractually budgeted amount for research and development funding from Mundipharma in 2010 and expect to do so again in 2011. Our cash used in operating activities for the period ended September 30, 2011 includes a license payment of $8.5 million paid in January 2011 and a milestone payment of $3.0 million paid in August 2011 for our PI3K inhibitor program. The change in deferred revenue for the nine months ended September 30, 2011 is primarily due to the amortization of $3.1 million to license revenue. Cash inflows from operations in future periods can vary significantly due to the level of research and development reimbursement from our existing strategic alliance partners or future collaboration arrangements.

Net cash from investing activities for the period ended September 30, 2011 included $92.0 million in purchases of available-for-sale securities, proceeds of $118.3 million from maturities of available-for-sale securities and proceeds of $1.3 million from sales of available-for-sale securities. Capital expenditures of $0.8 million in the nine months ended September 30, 2011 primarily consisted of purchases of computer and laboratory equipment.

Liquidity

We will need substantial additional funds to support our planned operations. We expect to receive up to $85 million and $110 million in contractually committed research and development funding under our strategic alliance with Mundipharma for the years ending December 31, 2011 and 2012, respectively. We currently intend to borrow the full amount available under the $50.0 million line of credit that has been made available to us by PPLP before December 31, 2011. In the absence of additional funding or business development activities and based on our current operating plans, we expect that our current cash and investments, together with research and development funding from Mundipharma and Purdue and the line of credit are sufficient to fund our planned operations into 2014. We may, however, need to raise additional funds before that date if our research and development expenses exceed our current expectations, if we do not receive the payments we expect to receive from Mundipharma and Purdue, if we acquire a third party or if we acquire or license rights to additional drug candidates or new technologies from one or more third parties. We may need to raise additional funds for other reasons, including if:

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

We may seek additional funding through public or private financings of equity or debt securities, but such financing may not be available on acceptable terms, or at all, particularly in light of current market conditions. In addition, the terms of our financings may result in, among other things, dilution for stockholders or the incurrence of indebtedness that may impact our ability to make capital expenditures or incur additional debt. We may also seek additional funds through arrangements with collaborators or other third parties, or through project financing. These arrangements would generally require us to relinquish or encumber rights to some of our technologies or drug candidates, and we may not be able to enter into such agreements on acceptable terms, if at all. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of our product development programs.

Contractual Obligations and Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet financing activities, including the use of structured finance, special purpose entities or variable interest entities.

Other than the extension of our laboratory and office space lease as noted below, there have been no material changes to our contractual obligations during the nine months ended September 30, 2011. Please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of our annual report on Form 10-K for the fiscal year ended December 31, 2010 for a discussion of our contractual obligations.

In July 2011, we extended the term of our lease for two buildings located at 780 and 790 Memorial Drive in Cambridge, Massachusetts. The lease covers approximately 67,000 of laboratory and office space and was extended lease through January 31, 2016 on comparable financial terms, subject to certain early termination rights retained by us.

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

A hypothetical 100 basis point increase in interest rates would result in an approximate $0.5 million decrease in the fair value of our investments as of September 30, 2011, as compared to an approximate $0.5 million decrease as of December 31, 2010. We have the ability to hold our fixed income investments until maturity and, therefore, we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 4.	Controls and Procedures

Our management, with the participation of our principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our principal executive and financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under our agreements with Mundipharma and Purdue, each agreement may be terminated on 60 days’ prior written notice if we were to materially breach such agreement and fail to cure such breach within the 60-day notice period. In addition, each of these strategic alliance agreements may be terminated in the event we experience a change in control or in the event that, during the period currently ending on December 31, 2012, either Adelene Perkins or Julian Adams is no longer a full-time executive of Infinity. Mundipharma also has the right to opt out of participation in the PI3K inhibitor program and/or any early discovery program in

November of each calendar year, subject to 12 months of continued funding. In addition, Mundipharma has the right to opt-out of continued development funding of our Hedgehog pathway program within 30 days following the outcome of an end-of-Phase 2 meeting with the U.S. Food and Drug Administration, or FDA, pertaining to the ongoing clinical trial of IPI-926 in patients with pancreatic cancer (or, if the end-of-Phase 2 meeting is not held by November 1, 2013, then by November 30, 2013), subject to prescribed residual funding obligations. If Mundipharma elects to continue participation in the Hedgehog program when it makes its next decision, Mundipharma would thereafter have the annual November opt-out right, and one-year residual funding obligation, that applies to other programs in the alliance. If Mundipharma and/or Purdue were to exercise its right to opt out of a program or to terminate its respective agreement, we may not have sufficient financial resources or capabilities to continue development and commercialization of products from the affected program, and our ability to attract a new alliance partner would be made more difficult.

Much of the potential revenue from our alliance with Mundipharma and Purdue, and any alliances we may enter into in the future, will consist of contingent payments, such as royalties payable on sales of any successfully developed drugs. Any such contingent revenue will depend upon our, and our alliance partners’, ability to successfully develop, introduce, market and sell new products. In some cases, we will not be involved in these processes and we will depend entirely on our alliance partners. For example, Mundipharma will be responsible for all of the commercialization efforts outside of the United States for any products that are successfully developed from our Hedgehog pathway and PI3K inhibitor programs and our early stage development programs, and Purdue and Mundipharma are jointly responsible for all development and commercialization activities for products arising out of our FAAH program. Any of our current or future alliance partners may fail to develop or effectively commercialize these products because it:

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

We have a limited operating history for you to evaluate our business. We have no approved products and have generated no product revenue from sales. We have primarily incurred operating losses. As of September 30, 2011, we had an accumulated deficit of $255.0 million. We expect to continue to spend significant resources to fund the research and development of IPI-926, retaspimycin HCl, IPI-145 and our other drug candidates. While we may have net income in future periods as the result of non-recurring collaboration revenue, we expect to incur substantial operating losses over the next several years as our clinical trial and drug manufacturing activities increase. As a result, we expect that our accumulated deficit will also increase significantly.

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

We will need substantial additional funds to support our planned operations. In the absence of additional funding or business development activities and based on our current operating plans, we expect that our current cash and investments, together with research and development funding from Mundipharma, and the $50 million line of credit that has been made available to us by Purdue Pharma L.P., or PPLP, are sufficient to fund our planned operations into 2014. We may, however, need to raise additional funds before that date if our research and development expenses exceed our current expectations, if we do not receive the payments we expect to receive from Mundipharma or PPLP, if we acquire a third party or if we acquire or license rights to additional drug candidates or new technologies from one or more third parties. We may need to raise additional funds for other reasons, including if:

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

We may seek additional funding through public or private financings of equity or debt securities, but such financing may not be available on acceptable terms, or at all, particularly in light of current market conditions. In addition, the terms of such financings may result in, among other things, dilution for stockholders or the incurrence of indebtedness that may impact our ability to make capital expenditures or incur additional debt. We may also seek additional funds through arrangements with collaborators or other third parties, or through project financing. These arrangements would generally require us to relinquish or encumber rights to some of our technologies or drug candidates, and we may not be able to enter into such arrangements on acceptable terms, if at all. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of our product development programs.

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

We may undertake strategic acquisitions in the future and any difficulties from integrating acquired businesses, technologies products and product candidates could adversely affect our business and our stock price.

We may acquire additional businesses, technologies, products or product candidates that complement or augment our existing business. We may not be able to integrate any acquired business, technology, product or product candidate successfully or operate any acquired business profitably. Integrating any newly acquired business, technology, product or product candidate could be expensive and time-consuming. Integration efforts often place a significant strain on managerial, operational and financial resources and could prove to be more difficult or expensive than we expect. The diversion of the attention of our management to, and any delay or difficulties encountered in connection with, any future acquisitions we may consummate could result in the disruption of our ongoing business or inconsistencies in standards, controls, procedures and policies that could adversely affect our ability to maintain relationships with customers, suppliers, collaborators, employees and others with whom we have business dealings. We may need to raise additional funds through public or private debt or equity financings to acquire any businesses, products or product candidates, which may result in, among other things, dilution for stockholders or the incurrence of indebtedness.

As part of our efforts to acquire businesses, products and product candidates or to enter into other significant transactions, we conduct business, legal and financial due diligence in an effort to identify and evaluate material risks involved in the transaction. We will also need to make certain assumptions regarding acquired product candidates, including, among other things, development costs, the likelihood of receiving regulatory approval and the market for such product candidates. If we are unsuccessful in identifying or evaluating all such risks or our assumptions prove to be incorrect, we might not realize some or all of the intended benefits of the transaction. If we fail to realize intended benefits from acquisitions we may consummate in the future, our business, results of operations and financial condition could be adversely affected.

In addition, we will likely incur significant expenses in connection with our efforts, if any, to consummate acquisitions. These expenses may include fees and expenses for investment bankers, attorneys, accountants and other advisers in connection with our efforts, and could be incurred whether or not an acquisition is consummated. Even if we consummate a particular acquisition, we may incur as part of such acquisition substantial closure costs associated with, among other things, elimination of duplicate operations and facilities. In such case, the incurrence of these costs could adversely affect our results of operations for particular quarterly or annual periods.

Our investments are subject to risks that may cause losses and affect the liquidity of these investments.

As of September 30, 2011, we had approximately $75.3 million in cash, cash equivalents and available-for-sale securities. We historically have invested these amounts in money market funds, corporate obligations, U.S. government-sponsored enterprise obligations, U.S. Treasury securities and mortgage-backed securities meeting the criteria of our investment policy, which is focused on the preservation of our capital. These investments are subject to general credit, liquidity, market and interest rate risks. We may realize losses in the fair value of these investments or a complete loss of these investments. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio may have a material adverse effect on our financial condition and results of operations.

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

To date, we have not obtained approval from the FDA or any foreign regulatory authority to market or sell any of our drug candidates. Our drug candidates are subject to extensive governmental regulations relating to development, clinical trials, manufacturing and commercialization. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required in the United States and in many foreign jurisdictions prior to the commercial sale of medicinal products like our drug candidates. For example, our latest stage drug candidates, IPI-926 and retaspimycin HCl, are being evaluated in Phase 2 clinical trials, which are intended to evaluate the safety and effectiveness of the drug candidate in a particular disease indication. In addition, we are conducting Phase 1 clinical trials to evaluate the safety and tolerability of IPI-145, the lead compound in our PI3K inhibitor program. If any of these trials are successful, we will need to conduct further clinical trials and apply for regulatory approval before we may market or sell any of our drug products. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the drug candidates we are developing, or may in the future develop, either alone or in collaboration with strategic alliance partners, will obtain marketing approval. In connection with the clinical trials of our current and future drug candidates, we face, among other risks, risks that:

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

A natural product is utilized in the production of IPI-926. This product is currently supplied from naturally available plant material. Our ability to acquire and process sufficient amounts of plant material to meet our manufacturing requirements is subject to a number of risks, including the receipt of permits from federal and state authorities, adverse weather conditions or natural disasters that may impact plant availability or our ability to harvest it. In addition, we may be unsuccessful in identifying other locations where this plant naturally occurs, establishing a sustainable method for growing this plant in a controlled environment or identifying an alternative source for this natural product. A material shortage of this natural product could adversely impact or disrupt the manufacture of IPI-926, thus impacting our clinical trial activities and, if IPI-926 is successfully developed, our ability to satisfy commercial demand for the product, thus adversely affecting our financial position and results of operations.

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

In building our product development pipeline, we have intentionally pursued targets with applicability across multiple therapeutic areas and indications. This approach gives us several product opportunities in oncology, inflammatory disease and pain, which are highly competitive and rapidly changing segments of the pharmaceutical industry. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs that target various diseases in these segments. We currently face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available. Moreover, there are a number of large pharmaceutical companies currently marketing and selling products in these segments including Bristol-Myers Squibb Company, the Roche Group and its subsidiary Genentech, Novartis AG and Pfizer, Inc. In addition to currently approved drugs, there are a significant number of drugs that are currently under development and may become available in the future for the treatment of various forms of cancer, inflammatory diseases and pain. We are also aware of a number of companies seeking to develop drug candidates directed to the same biological targets that our own drug candidates are designed to inhibit. Specifically, we are aware of numerous companies that have clinical development programs for compounds targeting the Hedgehog pathway, which is the target of IPI-926. These companies include, without limitation, Bristol Myers Squibb Company, Genentech, Inc. (through its collaboration with Curis, Inc.), Novartis AG, Millennium: the Takeda Oncology Company and Pfizer, Inc. In addition, we believe the following companies are developing compounds that target Hsp90, which is the target of retaspimycin HCl: Astex Pharmaceuticals, Inc., Novartis AG, Synta Pharmaceuticals Corp., Celgene Corporation, Daiichi Sankyo, Inc., Debiopharm Group, Exelixis, Inc., Kyowa Hakko Kirin Co. Ltd. and Myrexis, Inc. Also, we believe that Gilead Sciences, Inc. and Amgen Inc. are developing drugs that target the delta and/or gamma isoforms of PI3K.

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

Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and molecular diagnostics and the claim scope of these patents, our ability to obtain and enforce patents that may issue from any pending or future patent applications is uncertain and involves complex legal, scientific and factual questions. The standards that the United States Patent and Trademark Office, or PTO, and its foreign counterparts use to grant patents are not always applied predictably or uniformly and are subject to change. To date, no consistent policy has emerged regarding the breadth of claims allowed in pharmaceutical or molecular diagnostics patents. Thus, we cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us, including the patent applications claiming the compositions of, and methods of using, IPI-145 and IPI-940. Even if patents do issue, we cannot guarantee that the claims of these patents will be held valid or enforceable by a court of law, will provide us with any significant protection against competitive products, or will afford us a commercial advantage over competitive products. The U.S. Congress recently passed the Leahy-Smith America Invents Act, or the America Invents Act, which was signed into law in September 2011 and will become effective in March 2013. The America Invents Act reforms United States patent law in part by changing the standard for patent approval for certain patents from a “first to invent” standard to a “first to file” standard and developing a post-grant review system. This new law changes United States patent law in a way that may severely weaken our ability to obtain patent protection in the United States. Additionally, recent judicial decisions establishing new case law and a reinterpretation of past case law, as well as regulatory initiatives, may make it more difficult for us to protect our intellectual property.

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

Our commercial success will depend on whether there are third party patents or other intellectual property relevant to our potential products that may block or hinder our ability to develop and commercialize our drug candidates. We may not have identified all U.S. and foreign patents or published applications that may adversely affect our business either by blocking our ability to manufacture or commercialize our drugs or by covering similar technologies that adversely affect the applicable market. In addition, we may undertake research and development with respect to potential products, even when we are aware of third party patents that may be relevant to such potential products, on the basis that we may challenge or license such patents. For example, in our Hsp90 inhibitor program, we are conducting clinical trials evaluating the administration of retaspimycin HCl in combination with docetaxel and everolimus. We are aware of issued patents and published applications directed to combinations of Hsp90 inhibitors with a variety of therapeutic agents. We are also aware of patents and patent applications directed to methods of treating various disorders using a variety of Hsp90 inhibitors. We are in the process of evaluating the scope and validity of these patents and applications to determine whether we need to obtain one or more licenses.

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

INFINITY PHARMACEUTICALS, INC.

Date: November 8, 2011	By:	/S/ ADELENE Q. PERKINS
Adelene Q. Perkins
President and Chief Executive Officer
(Principal Executive and Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description

3.1	Restated Certificate of Incorporation of the Registrant. Previously filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 000-31141) and incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Registrant. Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 17, 2009 (File No. 000-31141) and incorporated herein by reference.

4.1	Form of Common Stock Certificate. Previously filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-31141) and incorporated herein by reference.

4.2	Rights Agreement between the Registrant and American Stock Transfer & Trust Company dated February 13, 2003, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A junior participating preferred stock as Exhibit C. Previously filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on February 24, 2003 (File No. 000-31141) and incorporated herein by reference.

4.3	First Amendment to the Rights Agreement between the Registrant and American Stock Transfer & Trust Company dated April 11, 2006. Previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 12, 2006 (File No. 000-31141) and incorporated herein by reference.

4.4	Second Amendment to the Rights Agreement between the Registrant and American Stock Transfer & Trust Company, LLC dated November 19, 2008. Previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 20, 2008 (File No. 000-31141) and incorporated herein by reference.

31.1	Certification of principal executive and principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1	Certification of principal executive and principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101*	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.