Form 10-K
period 2011-12-31
INFINITY PHARMACEUTICALS, INC.
filed 2012-03-13
CIK 1113148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting Common Stock held by non-affiliates of the registrant as of June 30, 2011 was $151,010,270 based on the last reported sale price of the registrant’s Common Stock on the NASDAQ Global Select Market on that date.

Number of shares outstanding of the registrant’s Common Stock as of February 29, 2012: 26,760,058

Documents incorporated by reference:

Portions of our definitive proxy statement to be filed with the Securities and Exchange Commission no later than April 30, 2012 in connection with our 2012 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Forward-Looking Information

This Annual Report on Form 10-K contains forward-looking statements regarding our expectations with respect to the possible achievement of discovery and development milestones in 2012, our future discovery and development efforts, our collaborations, our future operating results and financial position, our business strategy, and other objectives for future operations. We often use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and other words and terms of similar meaning to help identify forward-looking statements, although not all forward-looking statements contain these identifying words. You also can identify them by the fact that they do not relate strictly to historical or current facts. There are a number of important risks and uncertainties that could cause actual results or events to differ materially from those indicated by forward-looking statements. These risks and uncertainties include those inherent in pharmaceutical research and development, such as adverse results in our drug discovery and clinical development activities, decisions made by the U.S. Food and Drug Administration and other regulatory authorities with respect to the development and commercialization of our drug candidates, our ability to obtain, maintain and enforce intellectual property rights for our drug candidates, our dependence on our alliance partners, our ability to obtain any necessary financing to conduct our planned activities, and other risk factors. Please refer to the section entitled “Risk Factors” in Part I of this report for a description of these risks and uncertainties. Unless required by law, we do not undertake any obligation to publicly update any forward-looking statements.

PART I

Item 1.	Business

Overview

We are an innovative drug discovery and development company seeking to discover, develop and deliver to patients best-in-class medicines for difficult-to-treat diseases. We combine proven scientific expertise with a passion for developing novel small molecule drugs that target emerging disease pathways. Our programs in the inhibition of the Hedgehog pathway, the heat shock protein 90 chaperone system, and phosphoinositide-3-kinase are evidence of our innovative approach to drug discovery and development.

Hedgehog Pathway Inhibitor Program. Our lead product candidate is saridegib, also known as IPI-926, a novel, potent, oral molecule that inhibits the Hedgehog pathway by binding to the Smoothened receptor, a protein that plays a critical role in the malignant activation of the Hedgehog pathway. We believe that Smoothened inhibition represents a significant opportunity for addressing a number of difficult-to-treat cancers by disrupting malignant activation of the Hedgehog pathway through multiple, distinct mechanisms. We are evaluating saridegib in a randomized, double-blind Phase 2 clinical trial to assess the safety and efficacy of saridegib compared to placebo in approximately 140 patients with metastatic or locally advanced, inoperable chondrosarcoma. We believe this trial is the first and only randomized clinical trial being conducted in this indication. We expect to complete enrollment in this trial in the second half of 2012 and to report data from this trial in the first half of 2013. In addition, we are actively enrolling patients in an exploratory Phase 2 clinical trial evaluating the safety and efficacy of saridegib in patients with myelofibrosis. We expect to report data from this trial in the second half of 2012. In January 2012, we discontinued our randomized Phase 2 clinical trial evaluating saridegib in combination with gemcitabine, a chemotherapy, in patients with previously untreated, metastatic, pancreatic cancer, following a preliminary analysis of data showing a difference in survival favoring the placebo plus gemcitabine treatment group. This difference in survival was due to a higher rate of progressive disease in the saridegib plus gemcitabine treatment group, and not a result of the safety profile of saridegib. We expect to present final data from this trial after our analyses are complete. Mundipharma International Corporation Limited, or Mundipharma, has commercialization rights outside of the United States for products arising out of our Hedgehog pathway inhibitor program.

Hsp90 Inhibitor Program. Retaspimycin hydrochloride (HCl), also known as IPI-504, is a novel, potent and selective inhibitor of heat shock protein 90, or Hsp90. Cancer cells depend on Hsp90 to maintain many proteins critical for cancer growth, proliferation and survival in a functional state. Certain anticancer therapies may enhance the dependency of cancer cells on Hsp90. Therefore, combining an Hsp90 inhibitor with another anticancer therapy may enhance cancer cell killing. Retaspimycin HCl is currently being evaluated in a randomized, double-blind Phase 2 clinical trial in combination with docetaxel, a chemotherapy, compared to placebo and docetaxel in approximately 200 patients with second- or third-line non-small cell lung cancer, or NSCLC, who are naive to docetaxel treatment and have a history of heavy smoking. We expect to complete enrollment in this trial in the second half of 2012 and to report data from this trial in the second half of 2013. We are also enrolling patients in a Phase 1b/2 trial to explore the safety and efficacy of retaspimycin HCl in combination with everolimus, an mTOR inhibitor, in NSCLC patients with a KRAS mutation. The objective of this Phase 1b/2 trial is to determine the recommended dose for the combination treatment and to evaluate the safety and clinical activity of retaspimycin HCl in combination with everolimus. We expect to report top-line data from this trial in the second half of 2012. We have worldwide development and commercialization rights for our Hsp90 inhibitor program.

PI3K Inhibitor Program. The phosphoinositide-3-kinases, or PI3Ks, are a family of enzymes involved in key immune cell functions, including cell proliferation and survival, cell differentiation, and cellular trafficking. PI3K-delta and PI3K-gamma, two isoforms of PI3K, play key roles in inflammatory and autoimmune diseases. Additionally, in certain hematologic malignancies, PI3K-gamma and PI3K-delta contribute to the survival and proliferation of cancer cells. Therefore, inhibition of PI3K-delta and PI3Kgamma may have therapeutic potential across a broad range of inflammatory diseases and hematologic malignancies. Our lead compound in this program is IPI-145, a potent, orally-available inhibitor of PI3K-delta and PI3K-gamma. In the second half of 2011, we initiated two Phase 1 clinical trials of IPI-145. The first Phase 1 trial of IPI-145 is a double-blind, randomized, placebo-controlled study designed to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of single and multiple escalating doses of IPI-145 in healthy adult subjects. The second Phase 1 trial is an open-label, dose-escalation study designed to evaluate the safety, pharmacokinetics and clinical activity of IPI-145 in patients with advanced hematologic malignancies. Following the determination of the maximum tolerated dose in the dose escalation phase of this study, we plan to conduct an expansion phase in patients with specific hematologic malignancies. We expect to report data from both Phase 1 trials in the second half of 2012 and to commence Phase 2 development of IPI-145 in inflammation in 2012. Mundipharma has commercialization rights outside of the United States for products arising from our PI3K inhibitor program.

Other Programs. In addition to our three clinical stage programs, we have several innovative projects in earlier stages of development, encompassing emerging targets in fields such as cancer metabolism, apoptosis and protein homeostasis. Through our internal discovery efforts, we also discovered IPI-940, a novel, orally available inhibitor of fatty acid amide hydrolase, or FAAH. It is believed that inhibition of FAAH may enable the body to bolster its own analgesic and anti-inflammatory response, and may have applicability in a broad range of painful or inflammatory conditions. We have licensed worldwide development and commercialization rights to our FAAH program to Mundipharma and its independent associated company, Purdue Pharmaceutical Products L.P., or Purdue.

Corporate Information

We were incorporated in California on March 22, 1995 under the name IRORI and, in 1998, we changed our name to Discovery Partners International, Inc., or DPI. In July 2000, we reincorporated in Delaware. On September 12, 2006, DPI completed a merger with Infinity Pharmaceuticals, Inc., or IPI, pursuant to which a wholly-owned subsidiary of DPI merged with and into IPI. IPI was the surviving corporation in the merger, changed its name to Infinity Discovery, Inc., or IDI, and became a wholly owned subsidiary of DPI. In addition, we changed our corporate name from Discovery Partners International, Inc. to Infinity Pharmaceuticals, Inc., and our ticker symbol on the NASDAQ Global Market to “INFI.” Our common stock currently trades on the NASDAQ Global Select Market.

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

Product Development Pipeline

Our product development programs arise from a combination of internally developed programs and strategic licensing arrangements. Whether our programs are developed internally or obtained from a third party, we are drawn to targets that have the potential to represent fundamentally new approaches to how disease is treated, and where we believe we can use our scientific capabilities to identify differentiated drug candidates with well- defined development paths. We seek to take advantage of what we believe to be our innovative approaches to drug discovery and translational medicine, and our robust internal capabilities across all of the key scientific disciplines, including medicinal chemistry, cell biology, biochemistry, pharmacology and molecular pathology. Our goal is to successfully integrate these disciplines to rapidly identify drug candidates, and because discovery does not stop when a drug candidate is identified, we also deploy our discovery capabilities to better understand which populations, or subpopulations, of patients may benefit most from our product candidates. We view biomarkers as an integral part of our drug development strategy and are actively researching biomarkers in each of our clinical development programs.

Our first three clinical candidates, stemming from programs in the inhibition of the Hedgehog pathway, Hsp90, and FAAH, emerged from our internal research efforts. Our fourth clinical candidate, which is directed to the inhibition of PI3K, arose out of our strategic licensing arrangement with Intellikine, Inc., or Intellikine, which was acquired in January 2012 by Takeda Pharmaceutical Company Limited, or Takeda, acting through its Millennium business unit. We refer to our PI3K program licensor as Millennium. In addition to these programs, we have several innovative projects in earlier stages of development, encompassing emerging targets in fields such as cancer metabolism, apoptosis and protein homeostasis.

In building our product development pipeline, we have intentionally pursued targets with applicability across multiple therapeutic areas and indications. This approach gives us several product opportunities in oncology and inflammatory disease—areas with broad commercial potential. This strategy also ensures that our success is not dependent on any single product or indication, allowing us to optimize our portfolio on several dimensions in response to new data.

We also believe that the ability to deliver innovative new medicines to patients is an essential component of our mission. To this end, we have retained U.S. commercialization rights to all product candidates in our portfolio that are primarily directed to cancer and inflammatory diseases and we have a substantial royalty interest in the U.S. commercialization of IPI-940, which is primarily directed to pain.

Our product development programs as of February 29, 2012 are illustrated in the following chart:

During 2012, we expect to advance our product development pipeline by achieving the following program milestones:

Hedgehog Pathway Inhibitor Program

•	Completing enrollment in the Phase 2 trial in patients with metastatic or locally advanced, unresectable chondrosarcoma

•	Reporting data from the Phase 2 trial in patients with myelofibrosis

Hsp90 Inhibitor Program

•	Completing enrollment in the Phase 2 trial in combination with docetaxel in patients with NSCLC

•	Reporting top-line data from the dose-escalation portion of the Phase 1b/2 trial in combination with everolimus in NSCLC patients with a KRAS mutation

PI3K Inhibitor Program

•	Reporting data from the Phase 1 trial in healthy subjects

•	Reporting data from the Phase 1 trial in patients with hematologic malignancies

•	Commencing Phase 2 development in inflammation

Hedgehog Pathway Inhibitor Program

The Hedgehog pathway represents a new way of understanding and potentially attacking the progression and reoccurrence of a broad range of cancers. The Hedgehog pathway is normally active during embryonic development and regulates tissue and organ formation. Malignant activation of the Hedgehog pathway is believed to be responsible for a broad range of cancers through three distinct and independent mechanisms:

•

Targeting the tumor cell: In some tumors, such as chondrosarcoma, tumor cells signal to themselves through the Hedgehog pathway in a manner that promotes tumor growth. Inhibition of the Hedgehog pathway in these tumors may delay or stop tumor growth. In other cancers, such as basal cell carcinoma and some medulloblastomas, a genetic mutation is responsible for malignant activation of the Hedgehog pathway in tumor cells. In these cancers, inhibition of the Hedgehog pathway may result in tumor cell death and tumor regression.

•

Targeting the tumor microenvironment: In some cancers, the tumor cells signal through the Hedgehog pathway to stromal cells in the tumor’s microenvironment, which provides support for tumor growth and survival. In some malignancies, such as myelofibrosis, the fibrosis itself is responsible for the morbidity and mortality of the disease. Inhibition of the Hedgehog pathway may result in a decrease in fibrosis, resulting in decreased morbidity and mortality.

•

Targeting residual disease: In some cancers, such as lung cancer, acute lymphocytic leukemia, and ovarian cancer, the Hedgehog pathway may signal to tumor progenitor cells. These tumor progenitor cells may be responsible for tumor regrowth following tumor regression or tumor debulking with chemotherapy or targeted agents. Inhibition of the Hedgehog pathway in these cancers may delay tumor regrowth and prolong survival.

We are developing saridegib, a novel, potent, oral molecule that inhibits the Hedgehog pathway by binding to the Smoothened receptor, a protein that plays a critical role in the malignant activation of the Hedgehog pathway. We believe that Smoothened inhibition represents a significant opportunity for addressing a number of difficult-to-treat cancers by disrupting malignant activation of the Hedgehog pathway through these distinct and independent mechanisms. When systemically administered in multiple preclinical animal models representing a wide variety of cancers, saridegib has demonstrated significant anti-tumor activity and attractive pharmacologic properties such as oral bioavailability, long plasma half-life and duration of action, and dose-dependent inhibition of tumor growth.

We are evaluating saridegib in a Phase 2 clinical trial as a single agent in patients with metastatic or locally advanced, inoperable chondrosarcoma, which we believe is the first and only randomized clinical trial being conducted in this indication. Chondrosarcoma is a rare, life-threatening cancer of the cartilage. In the United States, chondrosarcoma accounts for approximately one-third of the 2,000 cases of primary bone cancer diagnosed each year. The most common locations for chondrosarcoma tumors are the bones of the extremities and the pelvis. Chondrosarcoma predominantly affects middle-aged and older adults, usually occurring in patients over 40 years old, with the incidence gradually increasing up to age 75. As chondrosarcomas are largely resistant to chemotherapy and radiotherapy, the standard therapeutic strategy is surgery. For patients with metastatic disease or with locally advanced tumors who are not candidates for surgery, no treatment has been shown to be effective and there is no established standard of care.

Our randomized, double-blind Phase 2 clinical trial is designed to compare the safety and efficacy of saridegib to matching placebo in approximately 140 patients with metastatic or locally advanced, inoperable chondrosarcoma. Patients in the placebo treatment arm who experience disease progression have the option to cross over and receive saridegib in an open-label arm of the trial. The primary endpoint of the trial is progression-free survival. Secondary endpoints include time to progression, overall survival, overall response rate and response duration. We expect to complete enrollment in this trial in the second half of 2012 and to report data from this trial in the first half of 2013. We have received orphan drug designation from the U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMA, for saridegib for the treatment of chondrosarcoma.

In addition, we are actively enrolling patients in an exploratory Phase 2 clinical trial evaluating saridegib in patients with myelofibrosis. Myelofibrosis is a blood cancer that affects up to an estimated 18,500 patients in the United States and is marked by the replacement of normal bone marrow by a dense, fibrous stroma. This leads to relocation of blood cell production, or hematopoiesis, from the bone marrow to organs such as the spleen and liver, causing the characteristic debilitating symptoms of abdominal pain and fatigue due to an enlarged spleen, also known as splenomegaly, and pancytopenia, which is the reduction of red and white blood cells and platelets. Inhibition of the Hedgehog pathway may deplete the stroma, potentially resulting in restoration of normal hematopoiesis and resolution of symptoms.

The single-arm Phase 2 trial in myelofibrosis is designed to evaluate the safety and efficacy of saridegib in this population. The primary endpoint of the trial is response rate according to the International Working Group Criteria, which includes a variety of measures such as improvement in bone marrow fibrosis, restoration of normal blood counts, and improvement in splenomegaly. The trial is designed to initially enroll 12 patients and may be expanded to up to 45 patients based on the response rate observed in the first cohort of patients. We expect to report data from this trial in the second half of 2012.

In January 2012, we discontinued our randomized Phase 2 clinical trial evaluating saridegib in combination with gemcitabine in patients with previously untreated, metastatic, pancreatic cancer. A preliminary analysis of data from the study showed a difference in survival favoring the placebo plus gemcitabine arm treatment group. This difference in survival was due to a higher rate of progressive disease in the saridegib plus gemcitabine treatment group. Specifically, the median survival for patients receiving saridegib plus gemcitabine was less than the historical median survival for single-agent gemcitabine of approximately six months, as compared to a median survival for the placebo plus gemcitabine arm of greater than six months. The adverse events observed in both arms of the trial were consistent with the known safety profile of each agent, with no unexpected toxicities. We expect to present final data from this trial after our analyses of the data are complete.

Also in 2011, we initiated an investigator sponsored trial program for saridegib to explore a range of potential indications as well as to study saridegib in combination with both commonly used and emerging treatments.

Mundipharma has commercialization rights outside of the United States for products arising out of our Hedgehog pathway inhibitor program.

Hsp90 Inhibitor Program

Hsp90 is emerging as a major therapeutic target of interest for the treatment of a broad range of cancers. Proteins are responsible for carrying out vital functions of every cell in the human body, and in order for proteins to function properly they must be stable and properly folded. Hsp90 is a member of the “chaperone” system of proteins which serves to maintain the structure and activity of specific proteins within the cell. The proteins “chaperoned” by Hsp90 are known as its “client proteins,” and include cancer-causing forms of ALK, BCR-ABL, mutant EGFR, mutant FLT3 and HER2. Inhibiting the function of Hsp90 knocks out a critical source of support for cancer cells, leading to tumor growth inhibition and cancer cell death. In addition, certain anticancer therapies, such as chemotherapies, may enhance the dependency of cancer cells on Hsp90. Therefore, Hsp90 inhibition in combination with another proven anticancer agent may represent an important approach to treating certain cancers.

Retaspimycin HCl, also known as IPI-504, is a novel, potent and selective inhibitor of Hsp90. Retaspimycin HCl has been shown in preclinical studies to inhibit Hsp90 potently and selectively, thereby inhibiting cancer cell growth. In addition, preclinical studies suggest that retaspimycin HCl preferentially targets and accumulates in tumor tissues. For these reasons, we believe that retaspimycin HCl has broad potential for the treatment of patients with a wide variety of solid and hematologic tumors, including cancers that are resistant to other drugs.

We have two ongoing clinical trials evaluating retaspimycin HCl, both of which are focused on patients with NSCLC. According to the National Cancer Institute, lung cancer is the second most common form of cancer in the United States, with over 220,000 new cases estimated in 2011. There are two main types of lung cancer: NSCLC and small cell lung cancer. According to the American Cancer Society, approximately 90 percent of all lung cancers are classified as non-small cell. While NSCLC is notoriously difficult to treat, there have been some treatment advances in recent years, largely due to the rapidly evolving understanding of the underlying molecular mechanisms that are responsible for the development of the disease. Despite recent advancements, there are large NSCLC subpopulations who continue to have especially poor prognoses and limited treatment options. These patient subpopulations include patients who have squamous cell carcinoma, a history of heavy smoking, or a KRAS gene mutation, representing up to an estimated 35%, 70% and 30%, respectively, of all NSCLC patients. As our knowledge of genetic mutations and environmental factors that impact the disease progression of NSCLC expands, research is underway to understand how various patient subpopulations respond differently to therapies. Ultimately, our goal is to develop and deliver more effective, targeted (or “personalized”) treatment approaches that are based on each patient’s particular disease characteristics.

Retaspimycin HCl is the only Hsp90 inhibitor for which clinical responses have been observed when combined with chemotherapy in NSCLC patients who do not have a mutation in ALK. For this reason, we are evaluating retaspimycin HCl dosed once weekly in a randomized, double-blind Phase 2 clinical trial in combination with docetaxel, a chemotherapy, compared to placebo and docetaxel in approximately 200 patients with second- or third-line NSCLC , who are naive to docetaxel treatment and have a history of heavy smoking. The primary endpoint of the study is overall survival. We also plan to evaluate the relationship between survival and certain patient characteristics, including histology, tobacco exposure, and a variety of biomarkers. This trial was based, in part, on results from our Phase 1b trial of retaspimycin HCl in combination with docetaxel which showed that retaspimycin HCl, dosed once weekly in combination with docetaxel dosed once every three weeks, was well-tolerated and clinically active in heavily pretreated patients with NSCLC. Partial responses were seen in six of 23, or 26 percent, of patients, with higher response rates observed among heavily pretreated patients with squamous cell carcinoma (n=3/7, or 43%) or a history of heavy smoking (n=6/18, or 33%). In this trial, there were no dose reductions or discontinuations in response to liver function tests, gastrointestinal toxicities were low grade, and no significant ocular toxicities were observed. We expect to complete enrollment in this trial in the second half of 2012 and to report data from this trial in the second half of 2013.

In addition, we are enrolling patients in a Phase 1b/2 trial to explore the safety and efficacy of retaspimycin HCl in combination with everolimus, an mTOR inhibitor, in NSCLC patients with a KRAS mutation. The objective of this Phase 1b/2 trial is to determine the recommended dose for the combination treatment and to evaluate the safety and clinical activity of retaspimycin HCl in combination with everolimus. The endpoint of the Phase 2 trial is overall response rate. In preclinical models, treatment with retaspimycin HCl in combination with an mTOR inhibitor resulted in synergistic activity and tumor regression. We expect to report top-line data from this trial in the second half of 2012.

We have worldwide development and commercialization rights for our Hsp90 inhibitor program.

PI3K Inhibitor Program

PI3Ks are a family of enzymes involved in key immune cell functions, including cell proliferation and survival, cell differentiation, and cellular trafficking. PI3K-delta and PI3K-gamma, two isoforms of PI3K, play key roles in inflammatory and autoimmune diseases. Additionally, in certain hematologic malignancies, PI3K-gamma and PI3K-delta contribute to the survival and proliferation of cancer cells. Therefore, inhibition of PI3K-delta and PI3K-gamma may have therapeutic potential across a broad range of inflammatory diseases and hematologic malignancies. In July 2010, we entered into a development and license agreement with a predecessor company to Millennium under which we obtained global development and commercialization rights to a portfolio of compounds targeting the delta and/or gamma isoforms of PI3K, including our lead compound in this program, IPI-145.

IPI-145 is a potent, orally-available inhibitor of PI3K-delta and PI3K-gamma. In the second half of 2011, we initiated two Phase 1 clinical trials of IPI-145. The first Phase 1 trial of IPI-145 is a double-blind, randomized, placebo-controlled study designed to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of single and multiple escalating doses of IPI-145 in healthy adult subjects. The second Phase 1 trial is an open-label, dose-escalation study designed to evaluate the safety, pharmacokinetics and clinical activity of IPI-145 in patients with advanced hematologic malignancies. Following the determination of the maximum tolerated dose in the dose escalation phase of this study, we plan to conduct an expansion phase in patients with specific hematologic malignancies. We expect to report data from both Phase 1 trials in the second half of 2012 and commence Phase 2 development of IPI-145 in inflammation in 2012.

Mundipharma has commercialization rights outside of the United States for products arising from our PI3K inhibitor program.

Other Programs

In addition to our three clinical stage programs, we have several innovative projects in earlier stages of development, encompassing emerging targets in fields such as cancer metabolism, apoptosis and protein homeostasis. Through our internal discovery efforts, we also discovered IPI-940, a novel, orally available inhibitor of FAAH. It is believed that inhibition of FAAH may enable the body to bolster its own analgesic and anti-inflammatory response, and may have applicability in a broad range of painful or inflammatory conditions. We have licensed worldwide development and commercialization rights to our FAAH program to Mundipharma and Purdue, who are responsible for performing all subsequent research, development and commercialization activities at their own expense. We retain a royalty interest in any worldwide sales of products arising out of the FAAH program.

Strategic Alliances

Since our inception, strategic alliances have been integral to our growth. These alliances have provided access to breakthrough science, significant research support and funding, and innovative drug development programs, all intended to help us realize the full potential of our product pipeline while at the same time allowing us to retaining significant downstream value in our programs through commercialization rights and royalties. Since our inception, all of our revenue has been derived from our strategic alliances, and all of our revenue during 2011, 2010 and 2009 was derived from our alliance with Mundipharma and Purdue.

Mundipharma and Purdue

Scope

In November 2008, we entered into a strategic alliance with Mundipharma and Purdue to develop and commercialize pharmaceutical products. The alliance is governed by strategic alliance agreements that we entered into with each of Mundipharma and Purdue. The agreement with Purdue is focused on the development and U.S. commercialization of products targeting FAAH. The agreement with Mundipharma is focused on the development and commercialization outside of the United States of all products and product candidates covered by the alliance, including those targeting FAAH. The alliance currently includes product candidates that inhibit or target the Hedgehog pathway, FAAH, PI3K, and product candidates arising out of our early discovery projects in all disease fields that are conducted during a prescribed “discovery period” that runs through December 31, 2013. Our Hsp90 program is expressly excluded from the alliance.

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

We have responsibility and decision-making authority for the development of all of our product candidates and performance of early discovery projects on a worldwide basis. There are no joint steering or similar committees for the alliance. Except with respect to products targeting FAAH, for which Mundipharma and Purdue currently have global commercialization rights, and products for which Mundipharma has opted out of development as described below, we will have the right and responsibility to market and sell products arising from the alliance in the United States, and Mundipharma will have the right and responsibility to market and sell products arising from the alliance outside of the United States. Other than pursuant to the strategic alliance agreements, neither we, Purdue nor Mundipharma may develop, manufacture or commercialize products that are directed to the same target or pathway as a product included in the strategic alliance, unless and until a party terminates its rights with respect to such products.

Following entry into the strategic alliance agreements, we consider Mundipharma, Purdue and their respective associated entities to be related parties for financial reporting purposes because of their equity ownership in our company.

Research and Development Funding

For each alliance program other than FAAH, Mundipharma is obligated to reimburse us for all research and development expenses we incur, up to an annual aggregate cap, until the later of December 31, 2013 and the commencement of the first Phase 3 clinical trial of a product candidate, which we refer to as the “transition date.” The funding caps for the years ending December 31, 2012 and December 31, 2013 are $110 million and $147.5 million, respectively. The funding caps for the years ended December 31, 2011 and December 31, 2010 were $85 million and $65 million, respectively. We are obligated to fund any activities in excess of the annual funding cap ourselves, which we did in 2010 primarily as the result of costs associated with the licensing of our PI3K inhibitor program, and in 2011 primarily due to expanded clinical trial activities for saridegib and the commencement of clinical development of IPI-145. After the transition date for each product candidate, we are obligated to share equally with Mundipharma all research and development costs for such product candidate.

In October 2010, following completion of the first Phase 1 clinical trial of IPI-940, Mundipharma and Purdue exercised their rights to assume all worldwide development and commercialization activities and to fund all subsequent research, development and commercialization expenses for products arising out of our FAAH program. All expenses associated with activities we conduct related to the transition of the FAAH program to Purdue and Mundipharma are reimbursed by Purdue and Mundipharma, with such amounts not counting towards the annual funding cap.

Opt-out and Termination Rights

Mundipharma has the right to opt out of any alliance program, except the Hedgehog program, on an annual basis in November of each year. In the event of an opt-out decision, Mundipharma would continue to provide funding for, in the aggregate, 100% of our contractually budgeted research and development expenses for all programs included in the alliance for the calendar year following the date of such opt out, up to an annual cap. This funding commitment for the year ending December 31, 2013 is $51.3 million for our PI3K and early discovery programs.

Mundipharma may next exercise its right to opt out of the Hedgehog program in November 2013. Mundipharma is obligated to fund the Hedgehog program until it is required to make the decision to opt out or continue funding the program. If Mundipharma elects to opt out of participation in the Hedgehog program in

November 2013, then Mundipharma would be obligated to make an immediate payment of $23.65 million to us, which we can use on any program in the alliance. In addition, Mundipharma would be obligated to reimburse us for up to $23.65 million of additional expenses incurred during 2013 that are associated with the completion of Phase 2 clinical trials of saridegib that are ongoing at that time. If Mundipharma elects to continue participation in the Hedgehog program in November 2013, it would thereafter have the same annual opt-out right, and one-year residual funding obligation, that applies to the other alliance programs.

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

Each of the strategic alliance agreements expire when the parties thereto have no further obligations to each other thereunder. Either party may terminate the strategic alliance agreement to which it is a party on 60 days’ prior written notice if the other party materially breaches the agreement and fails to cure such breach within the 60-day notice period. The agreements may also be terminated by Mundipharma or Purdue in the event of a change in control of Infinity or in the event that, during the discovery period, either Adelene Perkins or Julian Adams is no longer a full-time executive of Infinity. Upon termination of either strategic alliance agreement by us or either Mundipharma or Purdue, either party to the other strategic alliance agreement may terminate that agreement.

Royalties

Except with respect to products that have been in-licensed by us following initiation of GLP toxicology studies, for which no royalties will be payable between the parties, we are obligated to pay Mundipharma a 5% royalty on net sales of the commercialized products until such time as Mundipharma has recovered all research and development expenses paid to us under the research program prior to the applicable transition date. After such cost recovery, we are obligated to pay a tiered, 1% to 3% royalty on U.S. net sales of those products. For products in which Mundipharma has opted-out of development prior to the transition date, we are obligated to pay royalties of 1% to 5% of worldwide net sales as a function of the stage of development of the applicable product candidate at the time of opt out. For products in which either party has opted-out of development following the transition date, the commercializing party is obligated to pay the other party a 5% royalty on net sales.

Mundipharma is obligated to pay us a tiered, 10% to 20% royalty on annual net sales outside of the United States of each product arising out of the alliance, and Purdue is obligated to pay us a tiered, 10% to 20% royalty on annual net sales of FAAH products in the United States. Royalties are payable until the later to occur of the expiration of specified patent rights and the expiration of non-patent regulatory exclusivities in a country, provided that if royalties are payable solely on the basis of non-patent regulatory exclusivity, each of the rates above is reduced by one-half. In addition, all royalties payable under the strategic alliance agreements, whether by us, Mundipharma or Purdue, are subject to reduction on account of third party royalty payments or patent litigation damages or settlements, with any such reductions capped at 50% of the amounts otherwise payable during the applicable royalty payment period.

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

The line of credit agreement provided for the borrowing by us of one or more unsecured loans up to an aggregate maximum principal amount of $50 million. In November 2011, we borrowed the full $50 million available to us under the line of credit. The loan matures and is payable in full, including principal and any accrued interest, on April 1, 2019, which we refer to as the maturity date, and will be subordinate to any senior indebtedness that we may incur. The loan bears interest at a fluctuating rate set at the prime rate on the business day prior to the funding of the loan and is reset on the last business day of each month ending thereafter. Interest is compounded on each successive three-month anniversary of the funding of the loan. The loan may be prepaid without penalty or premium prior to the maturity date. Even if we prepay the loan, we do not have the ability to borrow under the line of credit agreement again. We have certain rights to repay the loan in shares of our common stock.

Millennium. In July 2010, we entered a development and license agreement with a predecessor company to Millennium under which we obtained rights to discover, develop and commercialize pharmaceutical products targeting the delta and/or gamma isoforms of PI3K, including IPI-145. We paid a $13.5 million up-front license fee to obtain rights to this program. In addition to developing IPI-145, we are seeking to identify additional novel delta, gamma and dual delta/gamma-specific inhibitors of PI3K for future development. We are obligated to pay up to $25 million in success-based milestones for the development of two distinct product candidates, and up to $450 million in success-based milestones for the approval and commercialization of two distinct products. In addition, we are obligated to pay Millennium tiered royalties on net sales ranging from single digits to low teens upon successful commercialization of products licensed to us, which are payable until the later to occur of the expiration of specified patent rights and the expiration of non-patent regulatory exclusivities in a country, subject to reduction in certain circumstances.

Under the agreement, we obtained rights to direct all development and commercialization activities worldwide for products arising from the agreement for all therapeutic indications. For a product in which the first Phase 2 clinical trial conducted is in an oncology indication, which we refer to as an oncology product, Millennium will have the option, at the end of Phase 2 clinical development and upon payment of an option fee, to convert its royalty interest in U.S. sales into the right to share in 50% of profits and losses on U.S. development and commercialization, and to participate in up to 30% of the detailing effort for these products in the United States. Mundipharma, pursuant to its strategic alliance agreement with us, has commercialization rights outside the United States for products arising out of our PI3K inhibitor program.

Millennium may terminate its participation rights in any oncology product with 12 months’ prior written notice to us, after which Millennium’s participation rights would revert back to the original milestone- and royalty-based payment structure, provided that Millennium would not be entitled to receive royalty payments for net sales occurring prior to the termination date and certain specified milestone payments.

Other than pursuant to the agreement, neither we nor Millennium may research, develop or commercialize products directed to the delta and/or gamma isoforms of PI3K which meet certain selectivity criteria, except that Millennium may research, develop or commercialize such products that it was researching, developing or commercializing on its own or with a third party prior to its acquisition of Intellikine.

The agreement expires when the parties have no further obligations to each other thereunder, unless earlier terminated. Either party may terminate the agreement on 75 days’ prior written notice if the other party materially breaches the agreement and fails to cure such breach within the applicable notice period, provided that the notice period is reduced to 30 days where the alleged breach is non-payment. Additionally, Millennium may terminate the agreement upon 30 days’ prior written notice if we or a related party bring an action challenging the validity of any of the licensed patents, provided that we have not withdrawn such action before the end of the 30-day notice period. We may terminate the agreement at any time upon 180 days’ prior written notice provided after the end of the research term that is currently set to expire in July 2013.

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

In the United States, we have 20 issued or allowed patents related to our clinical-stage programs expiring on various dates between 2024 and 2029 as well as numerous pending patent applications and foreign counterpart patent filings which relate to our proprietary technologies. These patents and patent applications include claims directed to compositions of matter, pharmaceutical compositions, methods of treatment, and methods of making these compositions for multiple applications.

We have eight issued or allowed U.S. patent applications covering saridegib and related molecules, which expire on various dates between 2025 and 2029, excluding any patent term extension. These patents include composition of matter, pharmaceutical composition, method of treatment, and synthetic method claims.

We have 11 issued U.S. patents covering retaspimycin HCl and related molecules, which expire on various dates between 2024 and 2025, excluding any patent term extension. These patents and allowed patent applications include composition of matter, pharmaceutical composition, method of treatment, and synthetic method claims.

In addition, as of February 29, 2012, we had several hundred additional patents and patent applications filed worldwide, substantially all of which pertain to our product development programs. Any patents that may issue from our pending patent applications would expire between 2024 and 2032, excluding any patent term extension. These patents and patent applications disclose composition of matter, pharmaceutical composition, methods of use and synthetic methods.

Our policy is to obtain and enforce the patents and proprietary technology rights that are commercially important to our business. We intend to continue to file patent applications to protect technology and compounds that are commercially important to our business, and to do so in countries where we believe it is commercially reasonable and advantageous to do so. We also rely on trade secrets to protect our technology where patent protection is deemed inappropriate or unobtainable. We protect our proprietary technology and processes, in part, by confidentiality agreements with our employees, consultants, collaborators and contractors.

Competition

The pharmaceutical and biotechnology industries are intensely competitive. Many companies, including biotechnology, chemical and pharmaceutical companies, are actively engaged in research and development of drugs for the treatment of the same diseases and conditions as our current and potential future product candidates. Many of these companies have substantially greater financial and other resources, larger research and development staffs and more extensive marketing and manufacturing organizations than we do. In addition, some of them have considerably more experience than us in preclinical testing, clinical trials and other regulatory approval procedures. There are also academic institutions, governmental agencies and other research organizations that are conducting research in areas in which we are working. They may also develop products that may be competitive with our product candidates, either on their own or through collaborative efforts.

We and our alliance partners expect to encounter significant competition for any drugs we develop. Companies that complete clinical trials, obtain required regulatory approvals and commence commercial sales of their products before their competitors may achieve a significant competitive advantage. We are aware that many other companies or institutions are pursuing the development of drugs in the areas in which we are currently seeking to develop our own drug candidates, and there may be other companies working on competitive projects of which we are not aware. For example, we believe that the following companies, among others, are seeking to develop compounds targeting the Hedgehog pathway:

•

Genentech, a member of the Roche Group,, which recently received FDA approval of vismodegib for the treatment of certain patients with advanced basal cell carcinoma, and which we believe has an active investigator-sponsored trial program exploring other applications for vismodegib;

•	Pfizer, Inc., which we believe is conducting two Phase 2 clinical trials of PF-04449913;

•	Novartis AG, which we believe is conducting a two Phase 2 trials and multiple Phase 1 trials of erismodegib and a Phase 1 trial of LEQ-506

•	Bristol Myers Squibb Company, through its collaboration with Exelixis, Inc., which we believe is conducting multiple Phase 1 clinical trials of BMS-833923;

•	Millennium, which we believe is conducting a Phase 1 clinical trial of TAK-441; and

In addition, we believe that the following companies, among others, are seeking to develop compounds targeting Hsp90:

•	Synta Pharmaceuticals Corp., which we believe is conducting Phase 2 clinical trials of ganetespib;

•	Novartis AG, which we believe is conducting multiple Phase 1 and 2 clinical trials of AUY-922 and a Phase 1 clinical trial of HSP990;

•	Astex Pharmaceuticals, Inc., which we believe is conducting multiple Phase 1 clinical trials of AT-13387;

•	Celgene Corporation, which we believe is conducting a Phase 1 clinical trial of ABI-010;

•	Daiichi Sankyo, Inc., which we believe is conducting a Phase 1 clinical trial of DS-2248;

•	Debiopharm Group, which we believe is conducting a Phase 1 clinical trial of Debio 0932;

•	Exelixis, Inc., which we believe is conducting a Phase 1 clinical trial of XL888;

•	Kyowa Hakko Kirin Co. Ltd., which we believe is conducting a Phase 1 clinical trial of KW-2478; and

•	Myrexis, Inc., which we believe is conducting a Phase 1 clinical trial of MPC-3100.

We believe that the following companies, among others, are seeking to develop compounds targeting the delta and/or gamma isoforms of PI3K:

•	Gilead Sciences, Inc., which we believe is conducting multiple Phase 1 and Phase 2 clinical trials of GS-1101 and has completed a Phase 1 clinical trial of CAL-263; and

•	Amgen, Inc., which we believe is conducting a Phase 1 clinical trial of AMG-319.

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

Research and Development

As of February 29, 2012, our research and development group consisted of 145 individuals, of whom over 37 percent hold Ph.D. or M.D. degrees and over an additional 33 percent hold other advanced degrees. Our research and development group is focusing on drug discovery, preclinical research, clinical trials and manufacturing technologies. Our research and development expense for the years ended December 31, 2011, 2010 and 2009 was approximately $108.6 million, $99.2 million and $77.9 million, respectively. Reimbursement for our strategic collaborator-sponsored research and development expenses totaled approximately $88.5 million, $67.0 million and $46.5 million, for the years ended December 31, 2011, 2010 and 2009, respectively. In calculating strategic collaborator-sponsored research and development expenses, we have included all reimbursement for our research and development efforts and excluded license fees. Our remaining research and development expense is company-sponsored.

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

A natural product is utilized in the production of saridegib. This product is currently supplied from naturally available plant material. If saridegib is successfully developed we will need to acquire and process sufficient amounts of plant material to satisfy commercial demand for the product. We are currently seeking to identify alternative sources of this natural product, including identifying additional locations where this plant naturally occurs and establishing sustainable methods for growing this plant or producing this natural product in a controlled environment.

Sales and Marketing

We currently have limited marketing, and no commercial sales or distribution, capabilities. We do, however, currently have commercialization rights in the United States for products arising out of all of our programs, except the FAAH program, and worldwide commercialization rights for our Hsp90 inhibitor program, including retaspimycin HCl. In order to commercialize any of these drugs if and when they are approved for sale in the United States, we will need to, and we intend to, develop the necessary marketing, sales and distribution capabilities.

Government Regulation

Government authorities in the United States and in other countries extensively regulate, among other things, the research, development, testing, manufacturing, storage, recordkeeping, approval, promotion, labeling, advertising, distribution, marketing, post-approval monitoring and reporting, sampling, and export and import of pharmaceutical products such as those we are developing. We cannot provide assurance that any of our drug candidates will prove to be safe or effective, will receive regulatory approvals or will be successfully commercialized.

New Drug Approval in the United States

In the United States, drugs and drug testing are regulated by the FDA and other federal agencies, as well as by state and local government authorities. Before any of our products may be marketed in the United States, we must comply with the Federal Food, Drug and Cosmetic Act, which generally involves the following:

•	preclinical laboratory and animal tests performed under the FDA’s GLP regulations;

•	development of manufacturing processes which conform to FDA-mandated current Good Manufacturing Practices, or cGMPs;

•	submission and acceptance of an investigational new drug application, or IND, which must become effective before clinical trials may begin in the United States;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the drug candidate for its intended use; and

•	the submission to and review and approval by the FDA of a New Drug Application, or NDA, prior to any commercial sale or shipment of a product.

The testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approval will be granted on a timely basis, if at all.

Preclinical testing. Preclinical tests include laboratory evaluation of a drug candidate, its chemistry, formulation, safety and stability, as well as animal studies to assess the potential safety and efficacy of the drug candidate. The conduct of the preclinical tests must comply with federal regulations and requirements including good laboratory practices. We must submit the results of the preclinical tests, together with manufacturing information, analytical data and a proposed clinical trial protocol to the FDA as part of an IND. An IND is a request for FDA authorization to administer an investigational drug to humans. Such authorization must be secured prior to interstate shipment and administration of any new drug that is not the subject of an approved new drug application. Preclinical tests and studies can take several years to complete, and despite completion of those tests and studies, the FDA may not permit clinical testing to begin.

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

Upon submission of the NDA, the FDA will make a threshold determination of whether the application is sufficiently complete to permit review, and, if not, will issue a refuse-to-file letter. If the application is accepted for filing, the FDA will attempt to review and take action on the application in accordance with performance goal commitments the FDA has made in connection with the user fee law. Current timing commitments under the user fee law vary depending on whether an NDA is for a priority drug or not, and in any event are not a guarantee that an application will be approved or even acted upon by any specific deadline. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the NDA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved, but the FDA is not bound by the recommendation of an advisory committee. The FDA may deny or delay approval of applications that do not meet applicable regulatory criteria or if the FDA determines that the clinical data do not adequately establish the safety and efficacy of the drug. In addition, the FDA may approve a drug candidate subject to the completion of post-marketing studies, commonly referred to as Phase 4 trials, to monitor the effect of the approved product. The FDA may also grant approval with restrictive product labeling, or may impose other restrictions on marketing or distribution such as the adoption of a special risk management plan. The FDA has broad post-market regulatory and enforcement powers, including the ability to issue warning letters, levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products, and withdraw approvals.

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

In common with the United States, the various phases of preclinical and clinical research are subject to significant regulatory controls within the European Union. Variations in the national regimes exist. Most jurisdictions, however, require regulatory and IRB approval of interventional clinical trials. Most European regulators also require the submission of adverse event reports during a study and a copy of the final study report. Under European Union regulatory systems, for products that have an Orphan Drug designation or which target cancer, such as the drug candidates we are currently developing, marketing authorizations must be submitted under a centralized procedure that provides for the grant of a single marketing authorization that is valid for all European Union member states.

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

In the United States, if a product that has Orphan Drug designation receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication, except in very limited circumstances, for seven years. In the European Union, the period of product exclusivity is ten years. Orphan Drug exclusivity, however, also could block the approval of one of our products in the United States for seven years for an Orphan Drug indication if a competitor obtains approval of the same drug, as defined by the FDA, for such Orphan Drug indication or if our product candidate is determined to be contained within the competitor’s product for the same indication or disease. The FDA and EMA have granted Orphan Drug designation to saridegib for the treatment of chondrosarcoma, and we intend to continue seeking Orphan Drug status for our product candidates as appropriate. Orphan Drug designation may not, however, provide us with a material commercial advantage.

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

Employees

We refer to our employees as citizen-owners. As of February 29, 2012, we had 190 full-time citizen-owners, 145 of whom were engaged in research and development and 45 of whom were engaged in management, administration and finance. Over 63 percent of our citizen-owners hold advanced degrees. Our success depends, in part, on our ability to recruit and retain talented and trained scientific and business personnel and senior leadership. We believe that we have been successful to date in obtaining and retaining these individuals, but we do not know whether we will be successful doing so in the future. None of our citizen-owners are represented by a labor union or covered by a collective bargaining agreement, nor have we experienced work stoppages. We believe that relations with our citizen-owners are good.

Executive Officers

The following table lists the positions, names and ages of our executive officers as of February 29, 2012:

Name	Age	Position
Adelene Q. Perkins	52	President and Chief Executive Officer
Julian Adams, Ph.D.	57	President of Research & Development
Joshua Hamermesh	40	Vice President, Business & Corporate Development
Vito J. Palombella, Ph.D.	49	Chief Scientific Officer
Gerald E. Quirk, Esq.	44	Vice President, Corporate Affairs and General Counsel
Pedro Santabarbara, M.D., Ph.D.	59	Chief Medical Officer
Winselow S. Tucker, Jr.	44	Vice President, Marketing

Adelene Q. Perkins has served as our President and Chief Executive Officer since January 2010, President and Chief Business Officer from October 2008 through December 2009 and as our Executive Vice President and Chief Business Officer between September 2006 and October 2008. Ms. Perkins served as Executive Vice President of IPI from February 2006 until its merger with DPI in September 2006 and Chief Business Officer of IPI from June 2002 until the DPI merger. Prior to joining IPI, Ms. Perkins served as Vice President of Business and Corporate Development of TransForm Pharmaceuticals, Inc., a private pharmaceutical company, from 2000 to 2002. From 1992 to 1999, Ms. Perkins held various positions at Genetics Institute, most recently serving as Vice President of Emerging Business and General Manager of the DiscoverEase® business unit. From 1985 to 1992, Ms. Perkins held a variety of positions at Bain & Company, a strategy consulting firm. Ms. Perkins received a B.S. in Chemical Engineering from Villanova University and an M.B.A. from Harvard Business School.

Julian Adams, Ph.D., has served as our President of Research & Development since October 2007, our Chief Scientific Officer between September 2006 and May 2010, as Chief Scientific Officer of IPI from October 2003 until the merger with DPI in September 2006, as our President between September 2006 and October 2007 and as President of IPI from February 2006 until September 2006. Prior to joining Infinity, Dr. Adams served as Senior Vice President, Drug Discovery and Development with Millennium Pharmaceuticals, Inc. from 1999 to 2001. Dr. Adams served as Senior Vice President, Research and Development with LeukoSite Inc., a private biopharmaceutical company, from July 1999 until its acquisition by Millennium in December 1999. Dr. Adams served as a director and Executive Vice President of Research and Development with ProScript, Inc., a private biopharmaceutical company, from 1994 until its acquisition by LeukoSite in 1999. Prior to joining ProScript, Dr. Adams held a variety of positions with Boehringer Ingelheim, a private pharmaceutical company, and Merck & Co., Inc., a publicly traded pharmaceutical company. Dr. Adams has served as a director of Aileron Therapeutics, Inc., a privately held biopharmaceutical company, since May 2011. Dr. Adams received a B.S. from McGill University and a Ph.D. from the Massachusetts Institute of Technology in the field of synthetic organic chemistry.

Joshua D. Hamermesh has served as our Vice President, Business and Corporate Development since April 2011. Prior to joining Infinity, Mr. Hamermesh held the position of senior vice president, strategy and corporate development at Pervasis Therapeutics, Inc. from October 2009 to April 2011 where he led strategic partnering initiatives for the company’s product development portfolio. Between October 2008 and October 2009, Mr. Hamermesh served as an independent business development and strategy consultant. Prior to that, he served as vice president, commercial and business development at Molecular Insight Pharmaceuticals, Inc. from April 2005 to October 2008 where he completed numerous in-licensing transactions and supported the company’s initial public offering. Mr. Hamermesh began his biotechnology career at Genzyme Corporation, where he served as chief operating officer of MG Biotherapeutics, a joint venture with Medtronic, Inc., after holding positions of increasing responsibility in the marketing and business development groups from September 1999 to April 2005. He also served as a business strategy consultant to the industry at the Monitor Company. Mr. Hamermesh received his M.B.A. from Harvard Business School and his B.A. in Economics from Amherst College.

Vito J. Palombella, Ph.D., has served as our Chief Scientific Officer since May 2010. He is responsible for our drug discovery and preclinical development activities and alliance management responsibility for our strategic alliance with Mundipharma and Purdue. Prior to his role as Chief Scientific Officer, Dr. Palombella was Vice President, Drug Discovery from September 2006 to May 2010 and Vice President, Biology of IPI from January 2004 to September 2006. Prior to joining Infinity, Dr. Palombella was Director of Molecular Biology and Protein Chemistry at Syntonix Pharmaceuticals where he was responsible for improving and expanding its core Fc receptor-mediated drug delivery technology. Before joining Syntonix, Dr. Palombella was Senior Director of Cell and Molecular Biology at Millennium Pharmaceuticals, which he joined through its acquisition of LeukoSite (where he held the same title) in 1999. Prior to its acquisition by LeukoSite, Dr. Palombella held a number of positions at ProScript, Inc. (between 1994 and 1999). While at ProScript, LeukoSite and Millennium, Dr. Palombella was involved in the discovery and development of Velcade® (bortezomib), a proteasome inhibitor for cancer therapy. He also managed a number of additional projects, including research into NF-kB regulation. Dr. Palombella received a B.S. in Microbiology from Rutgers University and his M.S. and Ph.D. in Viral Oncology and Immunology from the New York University Medical Center. He was also a post-doctoral fellow at Harvard University in the laboratory of Dr. Tom Maniatis.

Gerald E. Quirk, Esq., has served as our Vice President, Corporate Affairs and General Counsel since September 2009 and as Vice President and General Counsel from September 2006 until September 2009. He is responsible for investor and public relations, corporate governance, finance and accounting, intellectual property and legal affairs. Prior to joining Infinity, Mr. Quirk served in a number of legal and business development positions of increasing responsibility from 1998 to September 2006 at Genzyme Corporation, a publicly traded biopharmaceutical company, where he led licensing and corporate partnering, M&A, merger integration and financing activities for several business units, and served on the launch team for Clolar® (clofarabine). From 1994 to 1998, Mr. Quirk served as an associate in the biotechnology practice group at Palmer & Dodge LLP, a Boston law firm. Mr. Quirk earned his J.D. from Northeastern University School of Law, an Ed.M. in Educational Administration from Harvard University and a B.A. in Political Science from Swarthmore College.

Pedro Santabarbara, M.D., Ph.D., has served as our Chief Medical Officer since November 2010. Prior to joining Infinity in November 2010, Dr. Santabarbara spent five years with PharmaMar, a publicly traded biopharmaceutical company, where he most recently led the development and approval of Yondelis® (trabectedin). Prior to joining PharmaMar, he served as vice president of clinical research oncology at OSI Pharmaceuticals, Inc., a publicly traded biopharmaceutical company, from 2001 to 2005 where he led the successful approval of Tarceva® (erlotinib). Before joining OSI, Dr. Santabarbara led development activities for Campath® (alemtuzumab) at ILEX Oncology, Inc., a private biopharmaceutical company, from 1996 to 2001. He was also employed at Rhone Poulenc Rorer, a publicly traded biopharmaceutical company, from 1994 to 1996 where he led the North American clinical development of Taxotere® (docetaxel), which he drove to approval in breast cancer and designed the strategy for non-small cell lung cancer. Prior to Rhone Poulenc Rorer, Dr. Santabarbara was at Bristol-Myers Squibb, a publicly traded biopharmaceutical company, where he contributed to the development of Taxol® (paclitaxel). Dr. Santabarbara’s experience also includes 14 years in research and clinical practice. Dr. Santabarbara holds a M.D. and Ph.D. from University of Barcelona, School of Medicine.

Winselow S. Tucker, Jr., has served as our Vice President, Marketing since May 2010. Mr. Tucker has 15 years of comprehensive commercial pharmaceutical experience in sales, new product marketing and brand leadership in both global and country level positions across a number of therapeutic areas. Prior to joining Infinity, Mr. Tucker held roles of increasing responsibility at Novartis Pharmaceuticals, a publicly traded biopharmaceutical company, in the US and Global operations from 2003 to May 2010, most recently at Novartis Oncology where he was the global brand leader for the company’s Gleevec® (imatinib) and Tasigna® (nilotinib) franchise. Prior to that, he spent several years in commercial roles at GlaxoSmithKline Pharmaceuticals, a publicly traded biopharmaceutical company, from 1996 to 2003. Mr. Tucker holds a Bachelor’s degree in Business Administration from Howard University and an M.B.A. in Marketing from Indiana University.

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

Our Code of Conduct and Ethics and the charters of the Audit, Compensation, Nominating & Corporate Governance and Research & Development Committees of our board of directors are all available on our website at http://www.infi.com at the “Investors/Media” section under “Corporate Governance”. Stockholders may request a free copy of any of these documents by writing to Investor Relations, Infinity Pharmaceuticals, Inc., 780 Memorial Drive, Cambridge, Massachusetts 02139, U.S.A.

The foregoing references to our website are not intended to, nor shall they be deemed to, incorporate information on our website into this report by reference.

Item 1A.	Risk Factors

This Annual Report on Form 10-K contains forward-looking statements, regarding our expectations with respect to the possible achievement of discovery and development milestones in 2012, our future discovery and development efforts, our collaborations, our future operating results and financial position, our business strategy, intellectual property and other objectives for future operations. We often use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and other words and terms of similar meaning to help identify forward-looking statements, although not all forward-looking statements contain these identifying words. You also can identify them by the fact that they do not relate strictly to historical or current facts. Such statements are subject to numerous factors, risks and uncertainties that may cause actual events or results to differ materially from our current expectations. For example, there can be no guarantee that our strategic alliance with Mundipharma International Corporation Limited, or Mundipharma, and Purdue Pharmaceutical Products, L.P., or Purdue, will continue for its expected term or that they will fund our programs as agreed, or that any product candidate we are developing will successfully complete necessary preclinical and clinical development phases. Further, there can be no guarantee that any positive developments in our product development pipeline will result in stock price appreciation. Among the important factors that may cause actual events or results to differ materially from those indicated or implied by forward-looking statements are those discussed below. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Risks Related to Our Stage of Development as a Company

Our results to date do not guarantee that any of our product candidates will be safe or effective, or receive regulatory approval.

The risk of failure of our current drug candidates is high. To date, the data supporting our clinical development strategy for our drug candidates are derived solely from laboratory and preclinical studies and limited early-to-mid-stage clinical trials. Later clinical trials may not yield data consistent with earlier clinical trials, as was the case with our randomized Phase 2 clinical trial of saridegib in patients with pancreatic cancer, which we elected to discontinue in January 2012 following a preliminary analysis of data that did not confirm what was observed in the single-arm, Phase 1b portion of the study. In the event that later clinical trials do not yield data consistent with earlier clinical trials, it may be necessary for us to change our development strategy or abandon development of that drug candidate, either of which would result in delays, additional costs and a decrease in our stock price. It is impossible to predict when or if any of our drug candidates will prove safe or effective in humans or receive regulatory approval. These drug candidates may not demonstrate in patients the chemical and pharmacological properties ascribed to them in laboratory studies or early-stage clinical trials, and they may interact with human biological systems or other drugs in unforeseen, ineffective or harmful ways. If we are unable to discover or successfully develop drugs that are safe and effective in humans, we will not have a viable business.

If our global strategic alliance with Mundipharma and Purdue, or any future alliance we may enter into, is unsuccessful, our operations may be negatively impacted.

We have a global strategic alliance with Mundipharma to research, develop and jointly commercialize saridegib, IPI-145 and product candidates arising out of our early discovery programs, and with Mundipharma and Purdue to develop and commercialize IPI-940 throughout the world. Under the strategic alliance agreements, Mundipharma and Purdue have committed to provide substantial funding, significant capabilities in the field of pain and, in the case of Mundipharma, significant capabilities in marketing and sales outside of the United States. The success of this alliance is largely dependent on the resources, efforts, technology and skills brought to such alliance by our alliance partners. Disputes and difficulties in these types of relationships are common, often due to conflicting priorities or conflicts of interest. Merger and acquisition activity may exacerbate these conflicts. The benefits of our alliances will be reduced or eliminated if any of our alliance partners:

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

Under our agreements with Mundipharma and Purdue, each agreement may be terminated on 60 days’ prior written notice if we were to materially breach such agreement and fail to cure such breach within the 60-day notice period. In addition, each of these strategic alliance agreements may be terminated in the event we experience a change in control or in the event that, during the period ending on December 31, 2013, either Adelene Perkins or Julian Adams is no longer a full-time executive of Infinity. Mundipharma also has the right to opt out of participation in the phosphoinositide-3-kinase, or PI3K, inhibitor program and/or any early discovery program in November of each calendar year, subject to 12 months of continued funding. In addition, Mundipharma has the right to opt out of continued development funding of our Hedgehog pathway program in November 2013, subject to prescribed residual funding obligations. If Mundipharma elects to continue participation in the Hedgehog program when it makes its next decision, it would thereafter have the annual November opt-out right, and one-year residual funding obligation, that applies to other programs in the alliance. If Mundipharma and/or Purdue were to exercise its right to opt out of a program or to terminate its respective agreement, we may not have sufficient financial resources or capabilities to continue development and commercialization of products from the affected program, and our ability to attract a new alliance partner would be made more difficult.

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

In addition, we entered into a development and license agreement with Intellikine, Inc., or Intellikine, in 2010 under which we obtained rights to discover, develop and commercialize pharmaceutical products targeting the delta and/or gamma isoforms ofPI3K, including IPI-145. In January 2012, Intellikine was acquired by Takeda Pharmaceutical Company Limited, or Takeda, acting through its Millennium business unit. We refer to our PI3K program licensor as Millennium. While our agreement with Millennium precludes Millennium from developing or commercializing products directed to the PI3K delta and/or gamma isoforms that meet certain selectivity criteria, Millennium may research, develop and commercialize such products that it was researching, developing or commercializing on its own or with a third party prior to its acquisition of Intellikine, and Millennium or other potential competitors may develop products directed to other isoforms of PI3K.

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

We have a limited operating history for you to evaluate our business. We have no approved products and have generated no product revenue from sales. We have primarily incurred operating losses. As of December 31, 2011, we had an accumulated deficit of $269.1 million. We expect to continue to spend significant resources to fund the research and development of saridegib, retaspimycin HCl, IPI-145 and our other drug candidates. While we may have net income in future periods as the result of non-recurring collaboration revenue, we expect to incur substantial operating losses over the next several years as our clinical trial and drug manufacturing activities increase. As a result, we expect that our accumulated deficit will also increase significantly.

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

We will need substantial additional funds to support our planned operations. In the absence of additional funding or business development activities and based on our current operating plans, we expect that our current cash and investments, together with research and development funding from Mundipharma, are sufficient to fund our planned operations into 2014. In the absence of changes to our current operating plans, we will need to raise additional funds by that date. Our need to raise additional funds may be accelerated if our research and development expenses exceed our current expectations, if we do not receive the payments we expect to receive from Mundipharma, if we acquire a third party or if we acquire or license rights to additional drug candidates or new technologies from one or more third parties. Our need to raise additional funds may also be accelerated for other reasons, including if:

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

We are highly dependent on our management team, particularly Adelene Perkins and Julian Adams, and the other members of our executive leadership team. All of these individuals are employees-at-will, which means that neither Infinity nor the employee is obligated to a fixed term of service and that the employment relationship may be terminated by either Infinity or the employee at any time, without notice, and whether or not cause or good reason exists for such termination. The loss of the services of any of these individuals might impede the achievement of our research, development and commercialization objectives. In addition, Mundipharma and Purdue each have the right to terminate its strategic alliance with us if, prior to December 31, 2013, either Adelene Perkins or Julian Adams is no longer a full-time executive of Infinity. We do not maintain “key person” insurance on any of our employees.

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

We may undertake strategic acquisitions in the future and any difficulties from integrating acquired businesses, technologies, products and product candidates could adversely affect our business and our stock price.

We may acquire additional businesses, technologies, products or product candidates that complement or augment our existing business. We may not be able to integrate any acquired business, technology, product or product candidate successfully or operate any acquired business profitably. Integrating any newly acquired business, technology, product or product candidate could be expensive and time-consuming. Integration efforts often place a significant strain on managerial, operational and financial resources and could prove to be more difficult or expensive than we expect. The diversion of the attention of our management to, and any delay or difficulties encountered in connection with, any future acquisitions we may consummate could result in the disruption of our ongoing business or inconsistencies in standards, controls, procedures and policies that could adversely affect our ability to maintain relationships with customers, suppliers, collaborators, employees and others with whom we have business dealings. We may need to raise additional funds through public or private debt or equity financings to acquire any businesses, technologies, products or product candidates, which may result in, among other things, dilution for stockholders or the incurrence of indebtedness.

As part of our efforts to acquire businesses, technologies, products and product candidates or to enter into other significant transactions, we conduct business, legal and financial due diligence in an effort to identify and evaluate material risks involved in the transaction. We will also need to make certain assumptions regarding acquired product candidates, including, among other things, development costs, the likelihood of receiving regulatory approval and the market for such product candidates. If we are unsuccessful in identifying or evaluating all such risks or our assumptions prove to be incorrect, we might not realize some or all of the intended benefits of the transaction. If we fail to realize intended benefits from acquisitions we may consummate in the future, our business, and financial statements could be adversely affected.

In addition, we will likely incur significant expenses in connection with our efforts, if any, to consummate acquisitions. These expenses may include fees and expenses for investment bankers, attorneys, accountants and other advisers in connection with our efforts, and could be incurred whether or not an acquisition is consummated. Even if we consummate a particular acquisition, we may incur as part of such acquisition substantial closure costs associated with, among other things, elimination of duplicate operations and facilities. In such case, the incurrence of these costs could adversely affect our financial statements for particular quarterly or annual periods.

Our investments are subject to risks that may cause losses and affect the liquidity of these investments.

As of December 31, 2011, we had approximately $115.9 million in cash, cash equivalents and available-for-sale securities. We historically have invested these amounts in money market funds, corporate obligations, U.S. government-sponsored enterprise obligations, U.S. Treasury securities and mortgage-backed securities meeting the criteria of our investment policy, which is focused on the preservation of our capital. Corporate obligations may include obligations issued by corporations in countries other than the Unites States, including some issues that have not been guaranteed by governments and government agencies. Our investments are subject to general credit, liquidity, market and interest rate risks and instability in the global financial markets. We may realize losses in the fair value of these investments or a complete loss of these investments. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio may have a material adverse effect on our financial statements.

The estimates and judgments we make, or the assumptions on which we rely, in preparing our consolidated financial statements could prove inaccurate.

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses. Such estimates and judgments include those related to revenue recognition, accrued expenses, assumptions in the valuation of stock-based compensation and income taxes. We base our estimates and judgments on historical experience, facts and circumstances known to us and on various assumptions that we believe to be reasonable under the circumstances. These estimates and judgments, or the assumptions underlying them, may change over time or prove inaccurate. If this is the case, we may be required to restate our financial statements as we did in 2011, which could in turn subject us to securities class action litigation. Defending against such potential litigation relating to a restatement of our financial statements would be expensive and would require significant attention and resources of our management. Moreover, our insurance to cover our obligations with respect to the ultimate resolution of any such litigation may be inadequate. As a result of these factors, any such potential litigation could have a material adverse effect on our financial statements and cause our stock price to decline.

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

To date, we have not obtained approval from the FDA or any foreign regulatory authority to market or sell any of our drug candidates. Our drug candidates are subject to extensive governmental regulations relating to development, clinical trials, manufacturing and commercialization. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required in the United States and in many foreign jurisdictions prior to the commercial sale of medicinal products like our drug candidates. For example, our latest stage drug candidates, saridegib and retaspimycin HCl, are being evaluated in Phase 2 clinical trials, which are intended to evaluate the safety and effectiveness of the drug candidate in a particular disease indication. In addition, we are conducting Phase 1 clinical trials to evaluate the safety and tolerability of IPI-145, the lead compound in our PI3K inhibitor program. If any of these trials are successful, we will need to conduct further clinical trials and apply for regulatory approval before we may market or sell any of our drug products. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the drug candidates we are developing, or may in the future develop, either alone or in collaboration with strategic alliance partners, will obtain marketing approval. In connection with the clinical trials of our current and future drug candidates, we face, among other risks, risks that:

•	the drug candidate may not prove to be safe or effective;

•

the results of later trials may not confirm positive results from earlier preclinical studies or clinical trials, as was the case with our Phase 2 clinical trial of saridegib in patients with pancreatic cancer; and

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

We cannot predict whether we will encounter problems with any of our ongoing or planned clinical trials that will cause us or regulatory authorities to delay or suspend clinical trials, as was the case with our decision to discontinue our Phase 2 clinical trial of saridegib in patients with pancreatic cancer, or to delay the analysis of data from ongoing clinical trials. Any of the following could delay the clinical development of our drug candidates:

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

The delay, suspension or discontinuation of any of our clinical trials, or a delay in the analysis of clinical data for our drug candidates, for any of the foregoing reasons, could adversely affect our efforts to obtain regulatory approval for and to commercialize our drug candidates, increase our operating expenses, and have a material adverse effect on our financial statements.

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

A delay in our clinical trial activities could adversely affect our efforts to obtain regulatory approval for and to commercialize our drug candidates, increase our operating expenses, and have a material adverse effect on our financial statements.

If we are unable to successfully develop companion diagnostics for our drug candidates, or experience significant delays in doing so, we may not realize the full commercial potential of our drug candidates.

An important component of our business strategy is to develop companion diagnostics for each of our drug candidates. There has been limited success to date industry wide in developing companion diagnostics. To be successful, we will need to address a number of scientific, technical and logistical challenges. Companion diagnostics are subject to regulation by the FDA and similar regulatory authorities outside the United States as medical devices and require separate regulatory approval prior to commercialization. We have limited experience in the development of diagnostics and may not be successful in developing appropriate diagnostics to pair with any of our drug candidates that receive marketing approval. Given our limited experience in developing diagnostics, we expect to rely, in part, on third parties for their design and manufacture. If we, or any third parties that we engage to assist us, are unable to successfully develop companion diagnostics for our drug candidates, or experience delays in doing so, the development of our drug candidates may be adversely affected, our drug candidates may not receive marketing approval and we may not realize the full commercial potential of any drug candidates that receive marketing approval.

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

A natural product is utilized in the production of saridegib. This product is currently supplied from naturally available plant material. Our ability to acquire and process sufficient amounts of plant material to meet our manufacturing requirements is subject to a number of risks, including the receipt of permits from federal and state authorities, adverse weather conditions or natural disasters that may impact plant availability or our ability to harvest it. In addition, we may be unsuccessful in identifying other locations where this plant naturally occurs, establishing a sustainable method for growing this plant in a controlled environment or identifying an alternative source for this natural product. A material shortage of this natural product could adversely impact or disrupt the manufacture of saridegib, thus impacting our clinical trial activities and, if saridegib is successfully developed, our ability to satisfy commercial demand for the product, thus adversely affecting our financial statements.

We have certain commercialization rights to our product portfolio, but we currently have limited marketing, sales and distribution experience and capabilities.

We currently have commercialization rights in the United States for products arising out of our all of our programs, other than our FAAH inhibitor program, and commercialization rights outside the United States for retaspimycin HCl. In order to successfully commercialize our drug candidates, we will need to, and we intend to, establish adequate marketing, sales and distribution capabilities. We may not successfully establish these capabilities or have sufficient resources to do so. If we do not establish adequate marketing, sales and distribution capabilities, our ability to successfully commercialize any drug candidates that we successfully develop will be adversely affected, as will our financial statements. Even if we do develop such capabilities, we will compete with other companies that have more experienced and well-funded marketing, sales and distribution operations, and we will incur additional expenses.

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

As our pipeline of drug candidates matures, we are becoming increasingly subject to extensive and complex laws and regulations, including but not limited to healthcare “fraud and abuse” and patient privacy laws and regulations by both the federal government and the states in which we conduct our business. These laws and regulations include:

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

•

the Federal Food, Drug, and Cosmetic Act, which, among other things, strictly regulates drug product marketing, prohibits manufacturers from marketing drug products for off-label use and regulates the distribution of drug samples; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts.

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

In building our product development pipeline, we have intentionally pursued targets with applicability across multiple therapeutic areas and indications. This approach gives us several product opportunities in oncology, inflammatory disease and pain, which are highly competitive and rapidly changing segments of the pharmaceutical industry. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs that target various diseases in these segments. We currently face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available. Moreover, there are a number of large pharmaceutical companies currently marketing and selling products in these segments including Bristol-Myers Squibb Company, the Roche Group and its subsidiary Genentech, Novartis AG and Pfizer, Inc. In addition to currently approved drugs, there are a significant number of drugs that are currently under development and may become available in the future for the treatment of various forms of cancer, inflammatory diseases and pain. We are also aware of a number of companies seeking to develop drug candidates directed to the same biological targets that our own drug candidates are designed to inhibit. Specifically, we are aware of numerous companies that have clinical development programs or have received FDA approval for compounds targeting the Hedgehog pathway, which is the target of saridegib. These companies include, without limitation, Genentech, Pfizer, Inc., Bristol Myers Squibb Company (through its collaboration with Exelixis, Inc.), Millennium, and Novartis AG. In addition, we believe the following companies are developing compounds that target Hsp90, which is the target of retaspimycin HCl: Synta Pharmaceuticals Corp., Novartis AG, Astex Pharmaceuticals, Inc., Celgene Corporation, Daiichi Sankyo, Inc., Debiopharm Group, Exelixis, Inc., Kyowa Hakko Kirin Co. Ltd. and Myrexis, Inc. Also, we believe that Gilead Sciences, Inc. and Amgen Inc. are developing drugs that target the delta and/or gamma isoforms of PI3K.

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

In order to protect our proprietary technology, we rely in part on confidentiality agreements with our vendors, strategic alliance partners, employees, consultants, scientific advisors, clinical investigators and other collaborators. We generally require each of these individuals and entities to execute a confidentiality agreement at the commencement of a relationship with us. These agreements may not effectively prevent disclosure of confidential information, and may not provide an adequate remedy in the event of unauthorized disclosure or misuse of confidential information or other breaches of the agreements.

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

We may decide to license third party technology that we deem necessary or useful for our business. We may not be able to obtain these licenses at a reasonable cost, or at all. If we do not obtain necessary licenses, we could encounter substantial delays in developing and commercializing our drug candidates while we attempt to develop alternative technologies, methods and drug candidates, which we may not be able to accomplish. Furthermore, if we fail to comply with our obligations under our third party license agreements, we could lose license rights that are important to our business. For example, if we fail to use diligent efforts to develop and commercialize compounds and products licensed under our development and license agreement with Millennium, we could lose our license rights under that agreement, including rights to IPI-145.

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

•

our entry into key agreements, including those related to the acquisition or in-licensing of new programs, or the termination of key agreements, including our strategic alliance agreements with Mundipharma and Purdue and our development and license agreement with Millennium;

•	the results and timing of regulatory reviews relating to the approval of our drug candidates;

•	the initiation of, material developments in, or conclusion of litigation to enforce or defend any of our intellectual property rights;

•	the initiation of, material developments in, or conclusion of litigation to defend product liability claims;

•	the failure of any of our drug candidates, if approved, to achieve commercial success;

•	the results of clinical trials conducted by others on drugs that would compete with our drug candidates;

•	issues in manufacturing our drug candidates or any approved products;

•	the loss of key employees;

•	changes in estimates or recommendations, or publication of inaccurate or unfavorable research about our business, by securities analysts who cover our common stock;

•	future financings through the issuance of equity or debt securities or otherwise;

•	changes in the structure of healthcare payment systems;

•	our cash position and period-to-period fluctuations in our financial results; and

•	general and industry-specific economic conditions.

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

We currently lease under two lease agreements an aggregate of approximately 73,900 square feet of laboratory and office space among three buildings located at 780, 784, and 790 Memorial Drive in Cambridge, Massachusetts. One lease covering approximately 67,000 square feet of laboratory and office space expires in January 2016. We currently sublease approximately 13,000 square feet of this space under a sublease agreement that expires in December 2012. The second lease covers approximately 6,900 square feet of office space and expires in October 2014. Should we require additional space, we believe that a suitable facility would be available to accommodate expansion of our operations on commercially reasonable terms.

Item 3.	Legal Proceedings

We are not a party to any material legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the NASDAQ Global Select Market under the symbol “INFI.” Prior to January 3, 2011, our common stock was traded on the NASDAQ Global Market. The following table sets forth the range of high and low sales prices for our common stock for the quarterly periods indicated, as reported by NASDAQ. Such quotations represent inter-dealer prices without retail mark up, mark down or commission and may not necessarily represent actual transactions.

	2011		2010
	High	Low	High	Low
First quarter	$6.10	$5.23	$6.68	$5.75
Second quarter	8.30	5.58	7.96	5.85
Third quarter	10.42	5.81	6.33	4.42
Fourth quarter	10.00	6.50	6.99	5.09

Holders

As of February 29, 2012, there were 102 holders of record of our common stock.

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

The graph below shows a comparison of cumulative total stockholder returns from December 31, 2006 through December 31, 2011 for our common stock, the NASDAQ Stock Market (U.S.) Index and the NASDAQ Biotechnology Index. The graph assumes that $100 was invested in our common stock and in each index on December 31, 2006, and that all dividends were reinvested. No cash dividends have been declared or paid on our common stock.

The stockholder returns shown on the graph below are not necessarily indicative of future performance, and we will not make or endorse any predictions as to future stockholder returns.

Comparison of 5-Year Cumulative Total Return

among Infinity Pharmaceuticals, Inc.,

the NASDAQ Stock Market (U.S.) Index,

and the NASDAQ Biotechnology Index

Item 6.	Selected Financial Data

The following financial data should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report. Amounts below are in thousands, except for shares and per share amounts.

	Year Ended December 31,
	2011	2010	2009	2008	2007
Statement of Operations Data:
Collaborative research and development revenue:
From Purdue entities	$92,773	$71,331	$50,765	$3,027	$—
Other(1)	—	—	—	80,558	24,536
Total revenue	92,773	71,331	50,765	83,585	24,536

Operating expenses:
Research and development	108,582	99,231	77,857	47,466	33,793
General and administrative	22,719	21,070	19,456	16,837	14,034
Total operating expenses	131,301	120,302	97,313	64,303	47,827
Income (loss) from operations	(38,528)	(48,971)	(46,548)	19,282	(23,291)
Interest income (expense), net	(1,514)	(1,447)	744	3,321	6,393
Income from NIH reimbursement	—	—	1,745	—	—
Income from residual funding after reacquisition of Hsp90 program	—	—	12,450	1,195	—
Income from Therapeutic Discovery Grants	—	733	—	—	—
Income (loss) before income taxes	(40,042)	(49,684)	(31,609)	23,798	(16,898)
Income tax benefit	—	700	330	—	—
Net income (loss)	$(40,042)	$(48,984)	$(31,279)	$23,798	$(16,898)
Earnings (loss) per common share:
Basic	$(1.50)	$(1.86)	$(1.20)	$1.18	$(0.87)
Diluted	$(1.50)	$(1.86)	$(1.20)	$1.15	$(0.87)
Weighted average number of common shares outstanding:
Basic	26,620,278	26,321,398	26,096,515	20,236,743	19,511,485
Diluted	26,620,278	26,321,398	26,096,515	20,765,536	19,511,485

(1)	Revenue for the year ended December 31, 2008 was impacted by the acceleration of revenue recognition for up-front license fees received under arrangements with Novartis Institutes for BioMedical Research and MedImmune, a division of AstraZeneca plc.

	As of December 31,
	2011	2010	2009	2008	2007
Selected Balance Sheet Data:
Cash, cash equivalents and available-for-sale securities, including long-term	$115,937	$100,959	$130,737	$126,772	$114,189
Working capital	88,995	75,378	119,408	119,360	97,097
Total assets	124,490	124,566	157,318	160,618	129,725
Long-term debt due to Purdue entities, net of debt discount(1)	37,553	—	—	—	—
Accumulated deficit	(269,052)	(229,010)	(180,026)	(148,747)	(172,546)
Total stockholders’ equity	15,433	49,484	90,312	103,121	51,143

(1)	In November 2011, we borrowed $50 million under the line of credit agreement with Purdue and its independent associated entity, Purdue Pharma L.P., or PPLP. We reduced the long-term debt on our balance sheet with a debt discount. See note 7 of the financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Overview

Overview

We are an innovative drug discovery and development company seeking to discover, develop and deliver to patients best-in-class medicines for difficult-to-treat diseases. We combine proven scientific expertise with a passion for developing novel small molecule drugs that target emerging disease pathways. Our programs in the inhibition of the Hedgehog pathway, the heat shock protein 90 chaperone system, and phosphoinositide-3-kinase are evidence of our innovative approach to drug discovery and development.

Hedgehog Pathway Inhibitor Program. Our lead product candidate is saridegib, also known as IPI-926, a novel, potent, oral molecule that inhibits the Hedgehog pathway by binding to the Smoothened receptor, a protein that plays a critical role in the malignant activation of the Hedgehog pathway. We believe that Smoothened inhibition represents a significant opportunity for addressing a number of difficult-to-treat cancers by disrupting malignant activation of the Hedgehog pathway through multiple, distinct mechanisms. We are evaluating saridegib in a randomized, double-blind Phase 2 clinical trial to assess the safety and efficacy of saridegib compared to placebo in approximately 140 patients with metastatic or locally advanced, inoperable chondrosarcoma. We believe this trial is the first and only randomized clinical trial being conducted in this indication. We expect to complete enrollment in this trial in the second half of 2012 and to report data from this trial in the first half of 2013. In addition, we are actively enrolling patients in an exploratory Phase 2 clinical trial evaluating the safety and efficacy of saridegib in patients with myelofibrosis. We expect to report data from this trial in the second half of 2012. In January 2012, we discontinued our randomized Phase 2 clinical trial evaluating saridegib in combination with gemcitabine, a chemotherapy, in patients with previously untreated, metastatic, pancreatic cancer, following a preliminary analysis of data showing a difference in survival favoring the placebo plus gemcitabine treatment group. This difference in survival was due to a higher rate of progressive disease in the saridegib plus gemcitabine treatment group, and not a result of the safety profile of saridegib. We expect to present final data from this trial after our analyses are complete. Mundipharma International Corporation Limited, or Mundipharma, has commercialization rights outside of the United States for products arising out of our Hedgehog pathway inhibitor program.

Hsp90 Inhibitor Program. Retaspimycin hydrochloride (HCl), also known as IPI-504, is a novel, potent and selective inhibitor of heat shock protein 90, or Hsp90. Cancer cells depend on Hsp90 to maintain many proteins critical for cancer growth, proliferation and survival in a functional state. Certain anticancer therapies may enhance the dependency of cancer cells on Hsp90. Therefore, combining an Hsp90 inhibitor with another anticancer therapy may enhance cancer cell killing. Retaspimycin HCl is currently being evaluated in a randomized, double-blind Phase 2 clinical trial in combination with docetaxel, a chemotherapy, compared to placebo and docetaxel in approximately 200 patients with second- or third-line non-small cell lung cancer, or NSCLC, who are naive to docetaxel treatment and have a history of heavy smoking. We expect to complete enrollment in this trial in the second half of 2012 and to report data from this trial in the second half of 2013. We are also enrolling patients in a Phase 1b/2 trial to explore the safety and efficacy of retaspimycin HCl in combination with everolimus, an mTOR inhibitor, in NSCLC patients with a KRAS mutation. The objective of this Phase 1b/2 trial is to determine the recommended dose for the combination treatment and to evaluate the safety and clinical activity of retaspimycin HCl in combination with everolimus. We expect to report top-line data from this trial in the second half of 2012. We have worldwide development and commercialization rights for our Hsp90 inhibitor program.

PI3K Inhibitor Program. The phosphoinositide-3-kinases, or PI3Ks, are a family of enzymes involved in key immune cell functions, including cell proliferation and survival, cell differentiation, and cellular trafficking. PI3K-delta and PI3K-gamma, two isoforms of PI3K, play key roles in inflammatory and autoimmune diseases. Additionally, in certain hematologic malignancies, PI3K-gamma and PI3K-delta contribute to the survival and proliferation of cancer cells. Therefore, inhibition of PI3K-delta and PI3Kgamma may have therapeutic potential across a broad range of inflammatory diseases and hematologic malignancies. Our lead compound in this program is IPI-145, a potent, orally-available inhibitor of PI3K-delta and PI3K-gamma. In the second half of 2011, we initiated two Phase 1 clinical trials of IPI-145. The first Phase 1 trial of IPI-145 is a double-blind, randomized, placebo-controlled study designed to evaluate the safety, tolerability, pharmacokinetics and pharmacodynamics of single and multiple escalating doses of IPI-145 in healthy adult subjects. The second Phase 1 trial is an open-label, dose-escalation study designed to evaluate the safety, pharmacokinetics and clinical activity of IPI-145 in patients with advanced hematologic malignancies. Following the determination of the maximum tolerated dose in the dose escalation phase of this study, we plan to conduct an expansion phase in patients with specific hematologic malignancies. We expect to report data from both Phase 1 trials in the second half of 2012 and to commence Phase 2 development of IPI-145 in inflammation in 2012. Mundipharma has commercialization rights outside of the United States for products arising from our PI3K inhibitor program.

Other Programs. In addition to our three clinical stage programs, we have several innovative projects in earlier stages of development, encompassing emerging targets in fields such as cancer metabolism, apoptosis and protein homeostasis. Through our internal discovery efforts, we also discovered IPI-940, a novel, orally available inhibitor of fatty acid amide hydrolase, or FAAH. It is believed that inhibition of FAAH may enable the body to bolster its own analgesic and anti-inflammatory response, and may have applicability in a broad range of painful or inflammatory conditions. We have licensed worldwide development and commercialization rights to our FAAH program to Mundipharma and its independent associated company, Purdue Pharmaceutical Products L.P., or Purdue.

Strategic Alliances

Mundipharma and Purdue

Scope

In November 2008, we entered into a strategic alliance with Mundipharma and Purdue to develop and commercialize pharmaceutical products. The alliance is governed by strategic alliance agreements that we entered into with each of Mundipharma and Purdue. The agreement with Purdue is focused on the development and U.S. commercialization of products targeting FAAH. The agreement with Mundipharma is focused on the development and commercialization outside of the United States of all products and product candidates covered by the alliance, including those targeting FAAH. The alliance currently includes product candidates that inhibit or target the Hedgehog pathway, FAAH, PI3K, and product candidates arising out of our early discovery projects in all disease fields that are conducted during a prescribed “discovery period” that runs through December 31, 2013. Our Hsp90 program is expressly excluded from the alliance.

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

Research and Development Funding

For each alliance program other than FAAH, Mundipharma is obligated to reimburse us for all research and development expenses we incur, up to an annual aggregate cap, until the later of December 31, 2013 and the commencement of the first Phase 3 clinical trial of a product candidate, which we refer to as the “transition date.” The funding caps for the years ending December 31, 2012 and December 31, 2013 are $110 million and $147.5 million, respectively. The funding caps for the years ended December 31, 2011 and 2010 were $85 million and $65 million, respectively. The funding cap for the period between November 19, 2008 and December 31, 2009 was $50 million. We are obligated to fund any activities in excess of the annual funding cap ourselves, which we did in 2010 primarily as the result of costs associated with the licensing of our PI3K inhibitor program, and in 2011 primarily due to expanded clinical trial activities for saridegib and the commencement of clinical development of IPI-145. After the transition date for each product candidate, we are obligated to share equally with Mundipharma all research and development costs for such product candidate. We are recognizing revenue for reimbursed research and development services we perform for Mundipharma and Purdue. We recognized $85.0 million, $65.0 million and $46.5 million in such revenue in the years ended December 31, 2011, 2010 and 2009, respectively.

In October 2010, following the completion of the first Phase 1 clinical trial of IPI-940, Mundipharma and Purdue exercised their rights to assume all worldwide development and commercialization activities and to fund all subsequent research, development and commercialization expenses for products arising out of our FAAH program. All expenses associated with activities we conduct related to the transition of the FAAH program to Purdue and Mundipharma are reimbursed by Purdue and Mundipharma, with such amounts not counting towards the annual funding cap. We recognized $3.5 million and $2.0 million in revenue related to reimbursed research and development services for the transition of the FAAH program in the years ended December 31, 2011 and 2010, respectively.

Opt-out and Termination Rights

Mundipharma has the right to opt out of any alliance program, except the Hedgehog program, on an annual basis in November of each year. In the event of an opt-out decision, Mundipharma would continue to provide funding for, in the aggregate, 100% of our contractually budgeted research and development expenses for all programs included in the alliance for the calendar year following the date of such opt out, up to an annual cap. This funding commitment for the year ending December 31, 2013 is $51.3 million for our PI3K and early discovery programs.

Mundipharma may next exercise its right to opt out of the Hedgehog program in November 2013. Mundipharma is obligated to fund the Hedgehog program until it is required to make the decision to opt out or continue funding the program. If Mundipharma elects to opt out of participation in the Hedgehog program in November 2013, then Mundipharma would be obligated to make an immediate payment of $23.65 million to us, which we can use on any program in the alliance. In addition, Mundipharma would be obligated to reimburse us for up to $23.65 million of additional expenses incurred during 2013 that are associated with the completion of Phase 2 clinical trials of saridegib that are ongoing at that time. If Mundipharma elects to continue participation in the Hedgehog program in November 2013, it would thereafter have the same annual opt-out right, and one-year residual funding obligation, that applies to the other alliance programs.

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

Each of the strategic alliance agreements expire when the parties thereto have no further obligations to each other thereunder. Either party may terminate the strategic alliance agreement to which it is a party on 60 days’ prior written notice if the other party materially breaches the agreement and fails to cure such breach within the 60-day notice period. The agreements may also be terminated by Mundipharma or Purdue in the event of a change in control of Infinity or in the event that, during the discovery period, either Adelene Perkins or Julian Adams is no longer a full-time executive of Infinity. Upon termination of either strategic alliance agreement by us or either Mundipharma or Purdue, either party to the other strategic alliance agreement may terminate that agreement.

Royalties

Except with respect to products that have been in-licensed by us following initiation of GLP toxicology studies, for which no royalties will be payable between the parties, we are obligated to pay Mundipharma a 5% royalty on net sales of the commercialized products until such time as Mundipharma has recovered all research and development expenses paid to us under the research program prior to the applicable transition date. After such cost recovery, we are obligated to pay a tiered, 1% to 3% royalty on U.S. net sales of those products. For products in which Mundipharma has opted-out of development prior to the transition date, we are obligated to pay royalties of 1% to 5% of worldwide net sales as a function of the stage of development of the applicable product candidate at the time of opt out. For products in which either party has opted-out of development following the transition date, the commercializing party is obligated to pay the other party a 5% royalty on net sales. Mundipharma is obligated to pay us a tiered, 10% to 20% royalty on annual net sales outside of the United States of each product arising out of the alliance, and Purdue is obligated to pay us a tiered, 10% to 20% royalty on annual net sales of FAAH products in the United States. Royalties are payable until the later to occur of the expiration of specified patent rights and the expiration of non-patent regulatory exclusivities in a country, provided that if royalties are payable solely on the basis of non-patent regulatory exclusivity, each of the rates above is reduced by one-half. In addition, all royalties payable under the strategic alliance agreements, whether by us, Mundipharma or Purdue, are subject to reduction on account of third party royalty payments or patent litigation damages or settlements, with any such reductions capped at 50% of the amounts otherwise payable during the applicable royalty payment period.

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

The line of credit agreement provided for the borrowing by us of one or more unsecured loans up to an aggregate maximum principal amount of $50 million. In November 2011, we borrowed the full $50 million available to us under the line of credit. The loan matures and is payable in full, including principal and any accrued interest, on April 1, 2019, which we refer to as the maturity date, and will be subordinate to any senior indebtedness that we may incur. The loan bears interest at a fluctuating rate set at the prime rate on the business day prior to the funding of the loan and is reset on the last business day of each month ending thereafter. Interest is compounded on each successive three-month anniversary of the funding of the loan. The loan may be prepaid without penalty or premium prior to the maturity date. Even if we prepay the loan, we do not have the ability to borrow under the line of credit agreement again. We have certain rights to repay the loan in shares of our common stock.

The extension of the line of credit at an interest rate below our incremental borrowing rate represented the transfer of additional value to us in the arrangement. As such, we recorded the fair value of the line of credit of $17.3 million as a loan commitment asset, with the offset to deferred revenue, on our balance sheet in 2008. We began amortizing this asset to interest expense over the life of the loan arrangement, or 10 years, on April 1, 2009. We recorded approximately $1.6 million, $1.7 million and $1.3 million of related amortization expense in the years ended December 31, 2011, 2010 and 2009, respectively. Upon drawing down the $50 million under the line of credit agreement, we reclassified the loan commitment asset as a debt discount which reduced the debt on our balance sheet. We are recording interest on the net amount borrowed using the effective interest method. We recorded $0.3 million of related interest expense in the year ended December 31, 2011 subsequent to the borrowing in November 2011 using an effective interest rate of 7.29%. We will owe approximately $63.4 million in interest and principal at the maturity date, assuming the prime rate of interest remains at 3.25%.

We recorded an aggregate of $59.3 million in deferred revenue associated with the grant of rights and licenses to Mundipharma and Purdue, which consisted of the excess of the amount paid for the purchased shares over the closing market price on the day before the equity closings and the value of the loan commitment asset. We determined that the rights and licenses did not have stand-alone value, and we considered all of the obligations under the arrangement to be a single unit of accounting. There is no obligation for us to repay the $59.3 million, and we are recognizing this deferred revenue ratably over 14 years, which is our estimated period of performance under the arrangement. We periodically review this estimate and may make adjustments as facts and circumstances dictate. We recognized $4.3 million in such revenue in each of the years ended December 31, 2011, 2010 and 2009.

Millennium. In July 2010, we entered into a development and license agreement with Intellikine, Inc., or Intellikine, under which we obtained rights to discover, develop and commercialize pharmaceutical products targeting the delta and/or gamma isoforms of PI3K, including IPI-145. In January 2012, Intellikine was acquired by Takeda Pharmaceutical Company Limited, or Takeda, acting through its Millennium business unit. We refer to our PI3K program licensor as Millennium. We paid Millennium a $13.5 million up-front license fee. The entirety of this fee was included as research and development expense in the year ended December 31, 2010, although $8.5 million of this fee was paid in January 2011. In addition to developing IPI-145, we are seeking to identify additional novel delta, gamma and dual delta/gamma-specific inhibitors of PI3K for future development. We are obligated to pay up to $25 million in success-based milestones for the development of two distinct product candidates, and up to $450 million in success-based milestones for the approval and commercialization of two distinct products. In addition, we are obligated to pay Millennium tiered royalties on net sales ranging from single digits to low teens upon successful commercialization of products licensed to us, which are payable until the later to occur of the expiration of specified patent rights and the expiration of non-patent regulatory exclusivities in a country, subject to reduction in certain circumstances. During 2011, we paid Millennium $4.0 million in milestone payments associated with the initiation of two Phase 1 studies of IPI-145, which we recorded as research and development expense during the year.

Under the agreement, we obtained rights to direct all development and commercialization activities worldwide for products arising from the agreement for all therapeutic indications. For a product in which the first

Phase 2 clinical trial conducted is in an oncology indication, which we refer to as an oncology product,, Millennium will have the option, at the end of Phase 2 clinical development and upon payment of an option fee, to convert its royalty interest in U.S. sales into the right to share in 50% of profits and losses on U.S. development and commercialization, and to participate in up to 30% of the detailing effort for these products in the United States. Mundipharma, pursuant to its strategic alliance agreement with us, has commercialization rights outside the United States for products arising out of our PI3K inhibitor program.

Millennium may terminate its participation rights in any oncology product with 12 months’ prior written notice to us, after which Millennium’s participation rights would revert back to the original milestone- and royalty-based payment structure, provided that Millennium would not be entitled to receive royalty payments for net sales occurring prior to the termination date and certain specified milestone payments.

Other than pursuant to the agreement, neither we nor Millennium may research, develop or commercialize products directed to the delta and/or gamma isoforms of PI3K which meet certain selectivity criteria, except that Millennium may research, develop or commercialize such products that it was researching, developing or commercializing on its own or with a third party prior to its acquisition of Intellikine.

The agreement expires when the parties have no further obligations to each other thereunder, unless earlier terminated. Either party may terminate the agreement on 75 days’ prior written notice if the other party materially breaches the agreement and fails to cure such breach within the applicable notice period, provided that the notice period is reduced to 30 days where the alleged breach is non-payment. Additionally, Millennium may terminate the agreement upon 30 days’ prior written notice if we or a related party bring an action challenging the validity of any of the licensed patents, provided that we have not withdrawn such action before the end of the 30-day notice period. We may terminate the agreement at any time upon 180 days’ prior written notice provided after the end of the research term that is currently set to expire in July 2013.

Financial Overview

Revenue

All of our revenue to date has been derived from license fees, the reimbursement of research and development costs, contract service revenue and milestones payments received from our collaboration partners. License fees are recognized as revenue ratably over the expected research and development period under our arrangement with Mundipharma and Purdue. Because our agreements with Mundipharma and Purdue also provide for funding for our research and development efforts, we recognize this cost reimbursement as revenue in the period earned in proportion to our forecasted total expenses as compared to the total research funding budget for the year. In the future, we may generate revenue from a combination of product sales, research and development support services and milestone payments in connection with strategic relationships, and royalties resulting from the sales of products developed under licenses of our intellectual property. We expect that any revenue we generate will fluctuate from year to year as a result of the timing and amount of license fees, research and development reimbursement, milestone and other payments earned under our collaborative or strategic relationships, and the amount and timing of payments that we earn upon the sale of our products, to the extent any are successfully commercialized. If we fail to complete the development of our drug candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our financial statements, would be materially adversely affected.

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

Other Income and Expense

Interest expense and other interest and investment income typically consists of interest earned on cash, cash equivalents and available-for-sale securities, net of interest expense, and amortization of warrants. Interest expense includes amortization of the loan commitment asset from Purdue entities, net, from April 2009 through November 2011 when we drew down the full $50 million loan available under the line of credit agreement. Interest expense also includes accrued interest on the loan, including amortization of the debt discount.

Critical Accounting Policies and Significant Judgments and Estimates

The following discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, accrued expenses, assumptions in the valuation of stock-based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. Differences between actual and estimated results have not been material and are adjusted in the period they become known. We believe that the following accounting policies and estimates are most critical to aid you in understanding and evaluating our reported financial results. Please refer to note 2 to our consolidated financial statements for a description of our significant accounting policies.

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

On January 1, 2011, we adopted on a prospective basis a newly issued accounting standard related to the milestone method of revenue recognition. We will apply this standard to new revenue arrangements or material modifications to existing revenue arrangements. At the inception of each agreement that includes milestone payments, we evaluate whether each milestone is substantive on the basis of the contingent nature of the milestone. This evaluation includes an assessment of whether;

•

the consideration is commensurate with either (1) our performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from our performance to achieve the milestone,

•	the consideration relates solely to past performance, and

•	the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement.

We evaluate factors such as the clinical, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment. We recognize revenues related to substantive milestones in full in the period in which the substantive milestone is achieved. If a milestone payment is not considered substantive, we recognize the applicable milestone over the remaining period of performance. Our strategic alliance with Mundipharma and Purdue does not include potential milestone payments.

We will recognize royalty revenue, if any, based upon actual and estimated net sales by the licensee of licensed products in licensed territories, and in the period the sales occur. We have not recognized any royalty revenue to date.

Research and Development Expense

Research and development expense consists of expenses incurred in performing research and development activities, including salaries and benefits, facilities expenses, overhead expenses, materials and supplies, preclinical expenses, clinical trial and related clinical manufacturing expenses, stock-based compensation expense, depreciation of equipment, contract services, and other outside expenses. We also include as research and development expense up-front license payments related to acquired technologies which have not yet reached technological feasibility and have no alternative use. We expense research and development costs as they are incurred. We are party to collaboration agreements in which we are reimbursed for work performed on behalf of the collaborator, as well as one in which we reimburse the collaborator for work it has performed. We record all appropriate expenses under our collaborations as research and development expense. If the arrangement provides for reimbursement of research and development expenses, as is the case with our alliance with Mundipharma and Purdue, we record the reimbursement as revenue. If the arrangement provides for us to reimburse the collaborator for research and development expenses or achieving a development milestone for which a payment is due, as is the case with our agreement with Millennium, we record the reimbursement or the achievement of the development milestone as research and development expense.

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

Fair Value Measurements

We define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We determine fair value based on the assumptions market participants use when pricing the asset or liability. We also use the fair value hierarchy that prioritizes the information used to develop these assumptions. We value our available-for-sale securities utilizing third party pricing services. The pricing services use many observable market inputs to determine value, including benchmark yields, reportable trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, new issue data, monthly payment information and collateral performance. We validate the prices provided by our third party pricing services by understanding the models used, obtaining market values from other pricing sources, and confirming those securities trade in active markets.

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update No. 2011-05, Comprehensive Income, or ASU No. 2011-05, which will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. ASU No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The update does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. ASU No. 2011-05 is effective for interim and annual periods beginning after December 15, 2011. In December 2011, the FASB issued Accounting Standard Update No. 2011-12, Comprehensive Income (“ASU No. 2011-12”), which deferred the adoption of changes related to the presentation of reclassification adjustments. Because this update only requires enhanced disclosure, the adoption of ASU No. 2011-05 and ASU No. 2011-12 will not impact our financial position or results of operations.

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2011, 2010 and 2009, in thousands, together with the change in each item as a percentage.

	2011	% Change	2010	% Change	2009
Revenue	$92,773	30%	$71,331	41%	$50,765
Research and development expense	(108,582)	9%	(99,231)	27%	(77,857)
General and administrative expense	(22,719)	8%	(21,070)	8%	(19,456)
Interest expense	(1,841)	(4)%	(1,910)	47%	(1,300)
Interest and investment income	327	(29)%	463	(77)%	2,044
Income from Therapeutic Discovery Grants	—	(100)%	733	—	—
Income from NIH reimbursement	—	—	—	(100)%	1,745
Income from residual funding after reacquisition of Hsp90 program	—	—	—	(100)%	12,450
Income tax benefit	—	(100)%	700	112%	330

Revenue

Our revenue during the year ended December 31, 2011 consisted of approximately:

•

$88.5 million related to reimbursed research and development services we performed under our strategic alliance entered into with Mundipharma and Purdue in November 2008, which includes $3.5 million related to the transition of our FAAH program to Mundipharma and Purdue; and

•	$4.3 million related to the amortization of the deferred revenue associated with the grant of rights and licenses under our strategic alliance with Mundipharma and Purdue.

Our revenue during the year ended December 31, 2010 consisted of approximately:

•

$67.0 million related to reimbursed research and development services we performed under our strategic alliance with Mundipharma and Purdue, which includes $2.0 million related to the transition of our FAAH program to Mundipharma and Purdue; and

•	$4.3 million related to the amortization of the deferred revenue associated with the grant of rights and licenses under our strategic alliance with Mundipharma and Purdue.

Our revenue during the year ended December 31, 2009 consisted of approximately:

•	$46.5 million related to reimbursed research and development services we performed under our strategic alliance with Mundipharma and Purdue; and

•	$4.3 million related to the amortization of the deferred revenue associated with the grant of rights and licenses under our strategic alliance with Mundipharma and Purdue.

In the absence of any business development activities that generate revenue, we currently expect that all of our revenue in 2012 will be derived from reimbursed research and development services and amortization of deferred revenue under our alliance with Purdue and Mundipharma.

Research and Development Expense

Research and development expenses represented approximately 83% of our total operating expenses for the year ended December 31, 2011, 82% of our total operating expenses for the year ended December 31, 2010, and 80% of our total operating expenses for the year ended December 31, 2009.

The increase in research and development expense for the year ended December 31, 2011 compared to the year ended December 31, 2010 was primarily attributable to:

•

an increase of $10.3 million in clinical expenses, an increase of $4.6 million in pharmaceutical development expenses and an increase in $2.9 million in consulting expenses as our Hedgehog and PI3K programs have advanced; and

•	$4.0 million associated with the achievement of milestones for the initiation of two Phase 1 clinical trials in our PI3K program.

These increases were partially offset by an upfront fee of $13.5 million to license- our PI3K program, which was recorded as research and development expense during the year ended December 31, 2010.

The increase in research and development expense for the year ended December 31, 2010 compared to the year ended December 31, 2009 was primarily attributable to:

•	the $13.5 million upfront fee to license our PI3K program and $1.2 million of related reimbursement for research and development services performed by Millennium;

•	an increase of $2.8 million in compensation and benefits, which was primarily driven by annual base salary increases and an increase in our contingent cash compensation program;

•	an increase of $2.7 million in clinical expenses associated with advancement of our Hedgehog and FAAH programs; and

•	an increase of $1.2 million in consulting expenses primarily related to our Hedgehog and FAAH programs.

We began to track and accumulate costs by major program starting on January 1, 2006. The following table sets forth our estimates of research and development expenses, by program, over the last three years and cumulatively from January 1, 2006 to December 31, 2011. These expenses primarily relate to payroll and related expenses for personnel working on the programs, process development and manufacturing, preclinical toxicology studies, clinical trial costs and allocated costs of facilities. From August 2006 through December 2008, our Hsp90 inhibitor program was conducted in collaboration with MedImmune, a division of AstraZeneca plc, or MedImmune, and from August 2006 through November 2007, our Hedgehog pathway inhibitor program was conducted in collaboration with MedImmune. Under this collaboration, we shared research and development expenses equally with MedImmune. Pursuant to our cost-sharing arrangement, reimbursable amounts from MedImmune were credited to research and development expense, and the expenses for the Hsp90 inhibitor and Hedgehog pathway inhibitor programs below include credits of approximately $34.4 million in years prior to 2009.

(Dollars in Millions) Program	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009	January 1, 2006 to December 31, 2011
Hedgehog pathway inhibitor	$48.4	$33.4	$22.8	$128.7
Hsp90 chaperone inhibitor	15.2	13.9	32.7	102.7
FAAH inhibitor	2.9	18.7	9.4	31.0
PI3K Inhibitor(1)	23.5	18.0	—	41.5

(1)	Includes an upfront license fee of $13.5 million in 2010 and $4.0 million in development milestones in 2011.

We expect expenses for our clinical development to increase if our programs successfully advance. We do not believe that the historical costs associated with our lead drug development programs are indicative of the future costs associated with these programs nor represent what any other future drug development program we initiate may cost. Due to the variability in the length of time and scope of activities necessary to develop a drug candidate and uncertainties related to cost estimates and our ability to obtain marketing approval for our drug candidates, accurate and meaningful estimates of the total costs required to bring our product candidates to market are not available.

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

General and Administrative Expense

The increase in general and administrative expense for the year ended December 31, 2011 as compared to the year ended December 31, 2010 was primarily attributable to:

•	an increase of $1.8 million in consulting expenses, principally related to early commercial development and corporate development activities; and

•	an increase of $1.0 million in patent expenses.

These increases were partially offset by a decrease of $1.5 million in compensation and benefits, including stock-based compensation expense for general and administrative employees, which is primarily related to the transition of our executive chair to a non-employee position during 2010.

The increase in general and administrative expense for the year ended December 31, 2010 as compared to the year ended December 31, 2009 was primarily attributable to:

•

an increase of $2.0 million in compensation and benefits, including stock-based compensation expense for general and administrative employees, which was primarily driven by an increase in accrued amounts under our contingent cash compensation program as well as stock-based compensation expense related to the transition of our executive chair to a non-employee position; and

•	an increase of $0.6 million in patent expenses, principally related to the addition of our PI3K program.

These increases were partially offset by a decrease of $1.2 million in consulting expenses, principally related to a decrease in early commercial development activities.

Interest Expense

Interest expense increased for the years ended December 31, 2011 and 2010 compared to the year ended December 31, 2009 primarily as a result of amortizing the loan commitment asset from Purdue. We expect interest expense in 2012 to be higher than in 2011 primarily due to our draw down of all available amounts under the $50.0 million line of credit from Purdue during November 2011.

Interest and Investment Income

Interest and investment income decreased in the years ended December 31, 2011 and 2010 as compared to the year ended December 31, 2009 primarily as a result of lower yields on our cash equivalents and available-for-sale securities. We expect interest and investment income in 2012 to be comparable to 2011.

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

Income from Residual Funding of Hsp90 Program

In December 2008, we regained from MedImmune worldwide development and commercialization rights under our Hsp90 inhibitor program. Following reacquisition of the Hsp90 program, MedImmune remained obligated to fund an amount equivalent to its share of the Hsp90 program costs for the ensuing six-month period. In January 2009, we agreed with MedImmune to settle the residual funding obligations through lump sum payments totaling $12.5 million, which we recorded as income from residual funding after reacquisition of Hsp90 program in the year ended December 31, 2009.

Income Tax Benefit

During the year ended December 31, 2010, we recorded an income tax benefit of $0.7 million because an uncertain tax position we took in a prior year was no longer subject to examination due to the expiration of the statute of limitations. We realized an income tax benefit of approximately $0.3 million for the year ended December 31, 2009 primarily due to the Worker, Homeownership, and Business Assistance Act of 2009. This law contains a provision that permits companies to carry back certain 2009 or 2008 net operating losses for a period of up to five years and receive a benefit for prior tax expense.

Liquidity and Capital Resources

We have not generated any revenue from the sale of drugs to date, and we do not expect to generate any such revenue for the next several years, if at all. We have instead relied on the proceeds from sales of equity securities, interest on investments, license fees, expense reimbursement under our collaborations, milestone payments, contract service payments and debt to fund our operations. Our available-for-sale debt securities primarily trade in liquid markets, and the average days to maturity of our portfolio, as of December 31, 2011, is less than six months. Because our product candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability.

Our significant capital resources are as follows (in thousands):

	December 31, 2011	December 31, 2010
Cash, cash equivalents and available-for-sale securities including long term	$115,937	$100,959
Working capital	88,995	75,378

	Years ended December 31,
	2011	2010	2009
Cash (used in) provided by:
Operating activities	$(33,109)	$(26,585)	$(4,757)
Investing activities	(13,688)	30,480	(7,496)
Capital expenditures (included in investing activities above)	(1,542)	(1,949)	(2,528)
Financing activities	50,577	235	11,966

Cash Flows

The principal use of cash in operating activities in all periods presented was our net spending on our research and development programs: that is, investments in research and development that are not reimbursed by our strategic alliance partners. Currently, spending on all of our research and development programs other than our Hsp90 program is reimbursed by Purdue and Mundipharma up to contractually specified annual caps, which were $85 million in 2011 and $65 million in 2010. We exceeded the contractually budgeted amount for both 2011 and 2010 due primarily to advancement in our Hedgehog and PI3K programs. Other than the income from residual funding of $12.5 million in 2009, we have not been reimbursed for any of our investments in the Hsp90 program since we reacquired the program from MedImmune in December 2008. During the year ended December 31, 2010, we recorded $13.5 million in research and development expense related to the up-front license fee for our PI3K program. During the year ended December 31, 2010, we paid $5 million of this $13.5 million fee and recorded the remaining $8.5 million in accrued liabilities. We paid the remaining $8.5 million license fee during the year ended December 31, 2011. Our cash used in operating activities for the year ended December 31, 2011 included a decrease in deferred revenue primarily due to the amortization of $4.3 million to license revenue. Cash flows from operations in future periods can vary significantly due to the level of research and development reimbursement or future collaboration arrangements.

In November 2008, we entered into a strategic alliance with Mundipharma and Purdue and issued four million shares of our common stock to Purdue and one of its independent associated companies for cash proceeds of $45.0 million. Of this amount, the shares were recorded at $21.2 million, which represents the fair market value of our issued common stock and recorded in our cash flows from financing activities, and $23.8 million was accounted for as an up-front license fee in deferred revenue and recorded in our cash flows from operating activities. During January 2009, we issued to Purdue and one of its independent associated companies an aggregate of two million shares of our common stock and warrants to purchase up to six million shares of our common stock for cash proceeds of $30.0 million. These securities were recorded at their fair value of $11.8 million and reflected as cash flows from financing activities. The balance of $18.2 million was accounted for as an up-front license fee in deferred revenue and recorded in our cash flows from operating activities. During the year ended December 31, 2009, we collected all of our unbilled receivables from Mundipharma, Purdue and MedImmune.

Our investing activities for the years ended December 31, 2011, 2010 and 2009 included the purchase of and proceeds from maturities and sales of available-for-sale securities and purchases of property and equipment. Our investing activities for the year ended December 31, 2011 included $150.6 million in purchases of available-for-sale securities, proceeds of $137.2 million from maturities of available-for-sale securities and proceeds of $1.3 million from sales of available-for-sale securities. Capital expenditures for the year ended December 31, 2011 of $1.5 million primarily consisted of laboratory equipment and software.

Our financing activities for the year ended December 31, 2011 includes borrowings of $50.0 million on the line of credit made available to us by PPLP on attractive terms. The loan matures on April 1, 2019, which we refer to as the maturity date, and will be subordinate to any senior indebtedness that we may incur. The loan bears interest, payable on the maturity date, at a fluctuating rate set at the prime rate on the business day prior to the funding of the loan and is on the last business day of each month ending thereafter. Interest is compounded on each successive three-month anniversary of the funding of the loan. The loan may be prepaid without penalty or premium prior to the maturity date; however, any prepayments made cannot be re-borrowed. We have certain rights to repay borrowed amounts in shares of our common stock as a share-settled obligation.

We will need substantial additional funds to support our planned operations. We are entitled to receive up to $110.0 million and $147.5 million in research and development funding under our strategic alliance with Mundipharma for the years ended December 31, 2012 and 2013, respectively. In the absence of additional funding or business development activities and based on our current operating plans, we expect that our current cash and investments, together with research and development funding from Mundipharma are sufficient to fund our planned operations into 2014. We may, however, need to raise additional funds before that date if our research and development expenses exceed our current expectations, if we do not receive the payments we expect to receive from Mundipharma and Purdue, if we acquire a third party or if we acquire or license rights to additional drug candidates or new technologies from one or more third parties. We may need to raise additional funds for other reasons, including if:

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

Contractual Obligations

As of December 31, 2011, we had the following contractual obligations, excluding contingent milestone payments:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	2012	2013	2014	2015	2016	2017 and beyond
Long-term debt, including interest(1)	$63,409	$—	$—	$—	$—	$—	$63,409
Software contract obligation	60	30	30	—	—	—	—
Operating lease obligations	19,500	5,214	4,585	4,671	4,632	398	—

Total contractual cash obligations	$82,969	$5,244	$4,615	$4,671	$4,632	$398	$63,409

(1)	As of December 31, 2011, the prime rate was 3.25%. The principal amount is $50 million.

The above table does not include contracts with contract research organizations as they are generally cancellable, with notice, at our option. In addition, we have obligations to make milestone payments under our license agreement with Millennium. For a description of these obligations, please see our description of our license agreement with Millennium under the heading “—Strategic Alliances—Millennium” above.

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

A hypothetical 100 basis point increase in interest rates would result in an approximate $762,000 decrease in the fair value of our investments as of December 31, 2011, as compared to an approximate $467,000 decrease as of December 31, 2010. We have the ability to hold our fixed income investments until maturity and, therefore, we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Our long-term debt bears interest at a fluctuating rate equal to the prime rate, reset each month. At the time of the borrowing, prime rate was 3.25%. A hypothetical 1% increase in the prime rate on the outstanding debt amount as of December 31, 2011 would result in an increase in interest expense of approximately $400,000 over the next twelve month period.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Infinity Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Infinity Pharmaceuticals, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Infinity Pharmaceuticals, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Infinity Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts

March 13, 2012

INFINITY PHARMACEUTICALS, INC.

Consolidated Balance Sheets

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$24,196,974	$20,416,997
Available-for-sale securities	91,080,819	79,804,921
Unbilled accounts receivable from Purdue entities	218,193	—
Prepaid expenses and other current assets	2,484,309	2,907,057

Total current assets	117,980,295	103,128,975
Property and equipment, net	4,581,928	5,147,545
Loan commitment asset from Purdue entities, net	—	14,288,175
Long-term available-for-sale securities	659,179	736,739
Restricted cash	1,125,388	1,122,633
Other assets	143,279	141,855

Total assets	$124,490,069	$124,565,922

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,951,759	$2,606,303
Accrued expenses	18,819,167	20,363,884
Deferred revenue from Purdue entities	4,214,703	4,780,418

Total current liabilities	28,985,629	27,750,605
Long-term debt due to Purdue entities, net of debt discount	37,552,795	—
Deferred revenue from Purdue entities, less current portion	42,147,045	46,361,745
Other liabilities	371,144	970,057

Total liabilities	109,056,613	75,082,407
Commitments and contingencies (note 10)

Stockholders’ equity:
Preferred Stock, $.001 par value; 1,000,000 shares authorized, no shares issued and outstanding at December 31, 2011 and 2010	—	—
Common Stock, $.001 par value; 100,000,000 shares authorized, and 26,721,739 and 26,519,217 shares issued and outstanding, at December 31, 2011 and December 31, 2010, respectively	26,722	26,519
Additional paid-in capital	284,435,973	278,412,580
Accumulated deficit	(269,051,664)	(229,009,563)
Accumulated other comprehensive income	22,425	53,979

Total stockholders’ equity	15,433,456	49,483,515

Total liabilities and stockholders’ equity	$124,490,069	$124,565,922

The accompanying notes are an integral part of these consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Consolidated Statements of Operations

	Years Ended December 31,
	2011	2010	2009
Collaborative research and development revenue from Purdue entities	$92,773,162	$71,330,987	$50,765,462

Operating expenses:
Research and development	108,582,411	99,231,414	77,856,836
General and administrative	22,718,634	21,070,279	19,456,341

Total operating expenses	131,301,045	120,301,693	97,313,177

Loss from operations	(38,527,883)	(48,970,706)	(46,547,715)

Other income (expense):
Interest expense	(1,840,970)	(1,909,726)	(1,300,184)
Income from NIH reimbursement	—	—	1,745,386
Income from residual funding after reacquisition of Hsp90 program	—	—	12,450,000
Income from Therapeutic Discovery Grants	—	733,438	—
Interest and investment income	326,752	463,014	2,044,430

Total other income (expense)	(1,514,218)	(713,274)	14,939,632

Loss before income taxes	(40,042,101)	(49,683,980)	(31,608,083)
Income tax benefit	—	700,321	329,566

Net loss	$(40,042,101)	$(48,983,659)	$(31,278,517)

Basic and diluted loss per common share	$(1.50)	$(1.86)	$(1.20)

Basic and diluted weighted average number of common shares outstanding	26,620,278	26,321,398	26,096,515

The accompanying notes are an integral part of these consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2011	2010	2009
Operating activities
Net loss	$(40,042,101)	$(48,983,659)	$(31,278,517)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	2,099,116	2,183,997	2,153,916
Stock-based compensation including 401(k) match	5,441,593	7,883,519	7,037,253
Gain on sale and disposals of property and equipment	—	—	(79,256)
Gain on sale of available-for-sale securities	—	—	(28,051)
Amortization of debt discount from long-term debt due to Purdue entities	102,062	—	—
Amortization of loan commitment asset from Purdue entities	1,587,575	1,731,900	1,298,925
Net amortization of available-for-sale securities	915,197	1,496,004	129,973
Impairment of available-for-sale securities	—	—	15,666
Impairment of property and equipment	—	311,200	—
Other, net	71,731	79,653	60,196
Changes in operating assets and liabilities:
Unbilled accounts receivable	(218,193)	—	7,414,570
Prepaid expenses and other assets	355,832	599,134	(1,075,479)
Accounts payable, accrued expenses and other liabilities	1,358,648	11,761,744	(4,380,234)
Deferred revenue	(4,780,415)	(3,648,542)	13,974,116

Net cash used in operating activities	(33,108,955)	(26,585,050)	(4,756,922)

Investing activities
Purchases of property and equipment	(1,542,113)	(1,948,592)	(2,527,627)
Proceeds from sale of property and equipment	—	—	79,256
Purchases of available-for-sale securities	(150,587,364)	(201,094,734)	(166,565,338)
Proceeds from maturities of available-for-sale securities	137,152,907	226,283,903	125,375,803
Proceeds from sales of available-for-sale securities	1,288,988	7,239,262	36,141,736

Net cash provided by (used in) investing activities	(13,687,582)	30,479,839	(7,496,170)

INFINITY PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows—(Continued)

	Years Ended December 31,
	2011	2010	2009
Financing activities
Borrowings of long-term debt from Purdue entities	$50,000,000	$—	$—
Proceeds from issuance of common stock to Purdue entities	—	—	11,830,000
Proceeds from issuances of common stock related to stock incentive plans	582,003	224,796	201,726
Release of restricted cash	—	26,642	—
Capital lease payments	(5,489)	(6,459)	(5,954)
New employee loans	—	(10,000)	(60,000)

Net cash provided by financing activities	50,576,514	234,979	11,965,772

Net increase (decrease) in cash and cash equivalents	3,779,977	4,129,768	(287,320)
Cash and cash equivalents at beginning of period	20,416,997	16,287,229	16,574,549

Cash and cash equivalents at end of period	$24,196,974	$20,416,997	$16,287,229

Supplemental cash flow disclosure
Income taxes paid	$—	$—	$75,000

The accompanying notes are an integral part of these consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2008	24,064,857	$24,065	$251,128,955	$(148,747,387)	$715,356	$103,120,989

Exercise of stock options	101,384	101	201,625			201,726
Issuance of common stock to Purdue entities	2,000,000	2,000	10,578,000			10,580,000
Restricted stock issued that vested in the year			78,416			78,416
Stock-based compensation expense			6,506,680			6,506,680
401(k) plan match issued in common stock	72,713	73	530,500			530,573
Issuance of warrants to Purdue entities			1,250,000			1,250,000
Comprehensive loss:
Unrealized loss on marketable securities					(678,065)	(678,065)
Net loss				(31,278,517)		(31,278,517)

Comprehensive loss						(31,956,582)

Balance at December 31, 2009	26,238,954	$26,239	$270,274,176	$(180,025,904)	$37,291	$90,311,802

Exercise of stock options	85,406	85	224,711			224,796
Issuance of common stock to executive chair	100,000	100	587,900			588,000
Repurchase and retirement of common stock	(966)	(1)				(1)
Restricted stock issued that vested in the year			30,370			30,370
Stock-based compensation expense			6,731,142			6,731,142
401(k) plan match issued in common stock	95,823	96	564,281			564,377
Comprehensive loss:
Unrealized gain on marketable securities					16,688	16,688
Net loss				(48,983,659)		(48,983,659)

Comprehensive loss						(48,966,971)

Balance at December 31, 2010	26,519,217	$26,519	$278,412,580	$(229,009,563)	$53,979	$49,483,515

The accompanying notes are an integral part of these consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Consolidated Statements of Stockholders’ Equity—(Continued)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2010	26,519,217	$26,519	$278,412,580	$(229,009,563)	$53,979	$49,483,515

Exercise of stock options	114,815	115	581,888			582,003
Stock-based compensation expense			4,846,955			4,846,955
401(k) plan match issued in common stock	87,707	88	594,550			594,638
Comprehensive loss:
Unrealized loss on marketable securities					(31,554)	(31,554)
Net loss				(40,042,101)		(40,042,101)

Comprehensive loss						(40,073,655)

Balance at December 31, 2011	26,721,739	$26,722	$284,435,973	$(269,051,664)	$22,425	$15,433,456

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

The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires our management to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Reclassifications

Certain amounts in the prior years’ financial statements have been reclassified to conform with the current-year presentation. These reclassifications have no impact on previously reported net income, net loss or cash flows.

Cash Equivalents and Available-For-Sale Securities

Cash equivalents and available-for-sale securities primarily consist of money market funds, U.S. government-sponsored enterprise obligations, corporate obligations and mortgage-backed securities. Corporate obligations include obligations issued by corporations in countries other than the United States, including some issues that have not been guaranteed by governments and government agencies. We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents, which consist of money market funds, are stated at fair value. They are also readily convertible to known amounts of cash and close enough to maturity that each presents insignificant risk of change in value due to changes in interest rates. Our classification of cash equivalents is consistent with prior periods.

We determine the appropriate classification of marketable securities at the time of purchase and reevaluate such designation at each balance sheet date. We have classified all of our marketable securities at December 31, 2011 and 2010 as “available-for-sale.” We carry available-for-sale securities at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity.

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

Cash and cash equivalents are primarily maintained with two major financial institutions in the United States. Deposits at banks may exceed the insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. Financial instruments that potentially subject us to concentration of credit risk primarily consist of available-for-sale securities. Available-for-sale securities consist of U.S. government-sponsored enterprise obligations, investment grade corporate obligations and mortgage-backed securities. Our investment policy, which has been approved by our board of directors, limits the amount that we may invest in one issuer of investments, thereby reducing credit risk concentrations.

Segment Information

We make operating decisions based upon performance of the enterprise as a whole and utilize our consolidated financial statements for decision making. We operate in one business segment, which focuses on drug discovery and development.

All of our revenues to date have been generated under research collaboration agreements. Revenue associated with the amortization of the deferred revenue associated with the grant of rights and licenses to, and reimbursed research and development services provided for, Mundipharma International Corporation Limited, or Mundipharma, and Purdue Pharmaceutical Products L.P., or Purdue, accounted for all of our revenue during the years ended December 31, 2011, 2010 and 2009. Payments due from Mundipharma and Purdue represented our entire unbilled accounts receivable balance at December 31, 2011. We consider Mundipharma, Purdue and their respective associated entities to be related parties for financial reporting purposes because of their equity ownership (see note 11).

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

Laboratory equipment	5 years
Computer equipment and software	3 to 5 years
Leasehold improvements	Shorter of lease term or useful life of asset
Furniture and fixtures	7 years

Impairment of Long-Lived Assets

We evaluate our long-lived assets for potential impairment. Potential impairment is assessed when there is evidence that events or changes in circumstances have occurred that indicate that the carrying amount of a long-lived asset may not be recovered. Recoverability of these assets is assessed based on undiscounted expected future cash flows from the assets, considering a number of factors, including past operating results, budgets and economic projections, market trends, and product development cycles. An impairment in the carrying value of each asset is assessed when the undiscounted expected future cash flows, including its eventual residual value, derived from the asset are less than its carrying value. Impairments, if any, are recognized in earnings. An impairment loss would be recognized in an amount equal to the excess of the carrying amount over the undiscounted expected future cash flows. See note 6 for discussion on impairment charges recognized during the periods presented.

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

We value our available-for-sale securities utilizing third party pricing services. The pricing services use many observable market inputs to determine value, including benchmark yields, reportable trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, new issue data, monthly payment information and collateral performance. We validate the prices provided by our third party pricing services by understanding the models used, obtaining market values from other pricing sources, and confirming those securities trade in active markets.

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

Under our strategic alliance with Mundipharma and Purdue, we recognize revenues from non-refundable, up-front license fees on a straight-line basis over the contracted or estimated period of performance, which is the research and development term. We regularly consider whether events warrant a change in the estimated period of performance under an agreement. Such a change would cause us to modify the period of time over which we recognize revenue from the up-front license fee on a prospective basis and would, in turn, result in changes in our quarterly and annual results. We recognize research and development funding as earned over the period of effort as related research costs are incurred in proportion to our forecasted total expenses as compared to the total research funding budget for the year. We recognize the impact of any change in forecasted total expenses as a change in accounting estimate.

On January 1, 2011, we adopted on a prospective basis a newly issued accounting standard related to the milestone method of revenue recognition. We will apply this standard to new revenue arrangements or material modifications to existing revenue arrangements. At the inception of each agreement that includes milestone payments, we evaluate whether each milestone is substantive on the basis of the contingent nature of the milestone. This evaluation includes an assessment of whether:

•

the consideration is commensurate with either (1) our performance to achieve the milestone, or (2) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from our performance to achieve the milestone,

•	the consideration relates solely to past performance, and

•	the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement.

We evaluate factors such as the clinical, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment. We recognize revenues related to substantive milestones in full in the period in which the substantive milestone is achieved. If a milestone payment is not considered substantive, we recognize the applicable milestone over the remaining period of performance. Our strategic alliance with Mundipharma and Purdue does not include potential milestone payments.

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

Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, we have recorded a full valuation allowance against our otherwise recognizable net deferred tax assets as of December 31, 2011 and 2010.

Basic and Diluted Net Loss per Common Share

Basic net loss per share is based upon the weighted average number of common shares outstanding during the period, excluding restricted common stock that had been issued but had not yet vested. Diluted net loss per share is based upon the weighted average number of common shares outstanding during the period, plus the effect of additional weighted average common equivalent shares outstanding during the period when the effect of adding such shares is dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options (the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method) and the vesting of shares of restricted common stock. In addition, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options. Common equivalent shares have not been included in the net loss per share calculations for the periods presented because the effect of including them would have been anti-dilutive. Total potential gross common equivalent shares consisted of the following:

	At December 31,
	2011	2010	2009
Stock options	6,985,460	6,087,491	4,954,708
Warrants	3,246,629	5,246,629	6,246,629
Unvested restricted shares	—	—	16,396

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized holding gains and losses arising during the period on available-for-sale securities that are not other-than-temporarily impaired.

Stock-Based Compensation Expense

We measure stock-based compensation cost at the grant date based on the estimated fair value of the award, and recognize it as expense over the employee’s requisite service period on a straight-line basis. We have no awards with market or performance conditions. We use the Black-Scholes valuation model in determining the fair value of equity awards.

Research and Development Expense

Research and development expense consists of expenses incurred in performing research and development activities, including salaries and benefits, facilities expenses, overhead expenses, materials and supplies, preclinical expenses, clinical trial and related clinical manufacturing expenses, stock-based compensation expense, depreciation of equipment, contract services, and other outside expenses. We also include as research and development expense up-front license payments related to acquired technologies which have not yet reached technological feasibility and have no alternative use. We expense research and development costs as they are incurred. We are party to collaboration agreements in which we are reimbursed for work performed on behalf of the collaborator, as well as one in which we reimburse the collaborator for work it has performed. We record all appropriate expenses under our collaborations as research and development expense. If the arrangement provides for reimbursement of research and development expenses, as is the case with our alliance with Mundipharma and Purdue, we record the reimbursement as revenue. If the arrangement provides for us to reimburse the collaborator for research and development expenses or achieving a development milestone for which a payment is due, as is the case with our agreement with Intellikine, Inc., or Intellikine, we record the reimbursement or the achievement of the development milestone as research and development expense. In January 2012, Intellikine was acquired by Takeda Pharmaceutical Company Limited, or Takeda, acting through its Millennium business unit. We refer to our PI3K program licensor as Millennium.

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update No. 2011-05, Comprehensive Income, or ASU No. 2011-05, which will require companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements. ASU No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The update does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. ASU No. 2011-05 is effective for interim and annual periods beginning after December 15, 2011. In December 2011, the FASB issued Accounting Standard Update No. 2011-12, Comprehensive Income, or ASU No. 2011-12, which deferred the adoption of changes related to the presentation of reclassification adjustments. Because these updates only require enhanced disclosure, the adoption of ASU No. 2011-05 and ASU No. 2011-12 will not impact our financial position or results of operations.

3. Stock-Based Compensation

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

2010 Stock Incentive Plan

Our 2010 Stock Incentive Plan, or the 2010 Plan, was approved by our stockholders in May 2010. The 2010 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, or IRC, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based and cash-based awards. Up to 3,000,000 shares of our common stock may be issued pursuant to awards granted under the 2010 Plan, plus an additional amount of our common stock underlying awards issued under the 2000 Stock Incentive Plan, or the 2000 Plan, that expire or are canceled without the holders receiving any shares under those awards. As of December 31, 2011, an aggregate of 1,713,982 shares of our common stock were reserved for issuance upon the exercise of outstanding awards and up to 1,818,294 shares of common stock may be issued pursuant to awards granted under the 2010 Plan.

2000 Stock Incentive Plan

Our 2000 Plan provided for the grant of stock options intended to qualify as incentive stock options under the IRC, nonstatutory stock options and restricted stock. As of December 31, 2011, an aggregate of 4,782,321 shares of our common stock were reserved for issuance upon the exercise of outstanding awards granted under our 2000 Plan. Our 2000 Plan was terminated upon approval of the 2010 Plan; therefore, no further grants may be made under the 2000 Plan.

2001 Stock Incentive Plan

In connection with the merger between Discovery Partners International, Inc., or DPI, and Infinity Pharmaceuticals, Inc., or IPI, in 2006, which we refer to as the DPI merger, we assumed awards that were granted under the Infinity Pharmaceuticals, Inc. Pre-Merger Stock Incentive Plan, or the 2001 Plan. The 2001 Plan provided for the grant of incentive stock options and nonstatutory stock options and restricted stock awards. Under the 2001 Plan, stock awards were granted to IPI’s employees, officers, directors and consultants. Incentive stock options were granted at a price not less than fair value of the common stock on the date of grant. The board of directors of IPI determined the vesting of the awards. As of December 31, 2011, an aggregate of 486,657 shares of our common stock were reserved for issuance upon the exercise of outstanding assumed awards. The 2001 Plan was not assumed by us following the DPI merger; therefore, no further grants may be made under the 2001 Plan.

Compensation Expense

Total stock-based compensation expense, related to all equity awards, comprised the following:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Research and development	$2,743,254	$3,707,357	$3,501,126
General and administrative	2,698,339	4,176,162	3,536,127

As of December 31, 2011, there was $6.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested options, which is expected to be recognized over a weighted-average period of 2.4 years.

Valuation Assumptions

We estimate the fair value of stock options at the date of grant using the Black-Scholes valuation model using the following weighted-average assumptions:

	Year Ended December 31, 2011	Year Ended December 31, 2010	Year Ended December 31, 2009
Risk-free interest rate	2.2%	2.6%	2.2%
Expected annual dividend yield	—	—	—
Expected stock price volatility	58.2%	59.4%	56.7%
Expected term of options	5.9 years	5.7 years	5.4 years

The valuation assumptions were determined as follows:

•	Risk-free interest rate: The yield on zero-coupon U.S. Treasury securities for a period that was commensurate with the expected term of the awards.

•	Expected annual dividend yield: The estimate for annual dividends was zero, because we have not historically paid a dividend and do not intend to do so in the foreseeable future.

•	Expected stock price volatility: We determined the expected volatility by using a weighted average of selected peer companies as well as our available historical price information.

•

Expected term of options: The expected term of the awards represented the period of time that the awards were expected to be outstanding. We used historical data and expectations for the future to estimate employee exercise and post-vest termination behavior.

We stratify employees into two groups to evaluate exercise and post-vest termination behavior. We estimate forfeitures based upon historical data, adjusted for known trends, and will adjust the estimate of forfeitures if actual forfeitures differ or are expected to differ from such estimates. Subsequent changes in estimated forfeitures are recognized through a cumulative adjustment in the period of change and will also impact the amount of stock-based compensation expense in future periods. As of December 31, 2011, 2010 and 2009, the weighted-average forfeiture rate was estimated to be 10%, 10% and 8%, respectively.

All options granted to employees during the years ended December 31, 2011, 2010 and 2009 were granted with exercise prices equal to the fair market value of our common stock on the date of grant. We consider the price of our common stock to be the fair market value.

A summary of our stock option activity for the year ended December 31, 2011 is as follows:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2011	6,087,491	$8.72
Granted	1,292,301	6.45
Exercised	(114,815)	5.07
Forfeited	(279,517)	9.28

Outstanding at December 31, 2011	6,985,460	$8.34	6.8	$11.8

Vested or expected to vest at December 31, 2011	6,743,084	$8.40	6.7	$11.3

Exercisable at December 31, 2011	4,850,064	$9.11	6.0	$7.0

The weighted-average fair value per share of options granted during the years ended December 31, 2011, 2010 and 2009 were $3.54, $3.58 and $3.70, respectively.

The aggregate intrinsic value of options outstanding at December 31, 2011 was calculated based on the positive difference between the closing fair market value of our common stock on December 31, 2011 and the exercise price of the underlying options. The aggregate intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $356,174, $257,846 and $550,292, respectively. The total cash received from employees and non-employees as a result of stock option exercises during the year ended December 31, 2011 was $582,003.

The total fair value of the shares of restricted stock that vested during the years ended December 31, 2011, 2010 and 2009 (measured on the date of vesting) was $0, $93,039 and $213,008, respectively. All outstanding, unvested restricted stock became fully vested during the year ended December 31, 2010.

No related income tax benefits were recorded during the years ended December 31, 2011, 2010 or 2009.

We settle employee stock option exercises with newly issued shares of our common stock.

During the year ended December 31, 2011, one member of our board of directors retired, but was granted the right to exercise his vested stock options for an additional three-year period. In connection with this extension, we recognized an additional $69,310 in stock-based compensation expense during the year ended December 31, 2011 with respect to the modification of these awards.

During the year ended December 31, 2010, one member of our board of directors who retired and one employee whose employment terminated were granted the right to exercise their vested stock options for an additional three-year period. In connection with these extensions, we recognized an additional $209,860 in stock-based compensation expense during the year ended December 31, 2010 with respect to the modification of these awards. Also in 2010, the executive chair of our board of directors transitioned from executive chair to non-executive chair. In connection with the transition, the incentive stock options awards previously granted to him under the 2000 Plan were modified such that he would continue to be deemed an eligible participant for purpose of the awards for so long as he remained in continuous service to our company. In addition, he received a grant of 100,000 shares of our common stock under the 2010 Plan and $400,000 in cash in recognition of services rendered. In connection with the modification of his incentive stock options and the grant of shares to him, we recognized an additional $649,807 in stock-based compensation expense during the year ended December 31, 2010.

4. Cash, Cash Equivalents and Available-for-Sale Securities

The following is a summary of cash, cash equivalents and available-for-sale securities:

	December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents due in 90 days or less	$24,196,974	$—	$—	$24,196,974
Available-for-sale securities:
Corporate obligations due in one year or less	60,593,467	28,497	(49,962)	60,572,002
Corporate obligations due in one to five years	5,936,573	8,466	(3,207)	5,941,832
Mortgage-backed securities due after ten years	602,915	56,264	—	659,179
U.S. government-sponsored enterprise obligations due in one year or less	335,000	—	—	335,000
U.S. government-sponsored enterprise obligations due in one to five years	24,249,618	2,045	(19,678)	24,231,985

Total available-for-sale securities	91,717,573	95,272	(72,847)	91,739,998

Total cash, cash equivalents and available-for-sale securities	$115,914,547	$95,272	$(72,847)	$115,936,972

	December 31, 2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents due in 90 days or less	$20,416,933	$64	$—	$20,416,997
Available-for-sale securities:
Corporate obligations due in one year or less	43,635,770	8,362	(14,314)	43,629,818
Mortgage-backed securities due after ten years	659,473	79,189	(1,923)	736,739
U.S. government-sponsored enterprise obligations due in one year or less	21,670,829	2,479	(4,480)	21,668,828
U.S. government-sponsored enterprise obligations due in one to five years	14,521,673	—	(15,398)	14,506,275

Total available-for-sale securities	80,487,745	90,030	(36,115)	80,541,660

Total cash, cash equivalents and available-for-sale securities	$100,904,678	$90,094	$(36,115)	$100,958,657

We held 17 debt securities at December 31, 2011 that had been in an unrealized loss position for less than 12 months. The gross unrealized losses on these securities were $72,847 and their fair value was $44,163,798. We evaluated our securities for other-than-temporary impairments based on quantitative and qualitative factors. We considered the decline in market value for these 17 securities to be primarily attributable to current economic and market conditions. It is not more likely than not that we will be required to sell these securities, and we do not intend to sell these securities before the recovery of their amortized cost bases. Based on our analysis, we do not consider these investments to be other-than-temporarily impaired as of December 31, 2011.

As of December 31, 2011, we held nine financial institution and other corporate debt securities located in Australia, Switzerland, the Netherlands and the United Kingdom with a fair value of $23,561,448. Two of these securities, which were issued by a financial institution in the Netherlands, had gross unrealized losses of $21,167 and fair value of $4,530,350. These securities are short term in nature, with $21,778,880 scheduled to mature within 12 months. Based on our analysis, we do not consider these investments to be other-than-temporarily impaired as of December 31, 2011.

We had no material realized gains or losses on our available-for-sale securities for the years ended December 31, 2011, 2010 and 2009.

5. Fair Value

We use a valuation hierarchy for disclosure of the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. The classification of a financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. For our fixed income securities, we reference pricing data supplied by our custodial agent and nationally known pricing vendors, using a variety of daily data sources, largely readily-available market data and broker quotes. We validate the prices provided by our third party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our pricing services as of December 31, 2011 and 2010, respectively.

The following table provides the assets carried at fair value measured on a recurring basis as of December 31, 2011:

	Level 1	Level 2
Cash and cash equivalents	$24,196,974	$—
Corporate obligations (including commercial paper)	—	66,513,834
Mortgage-backed securities	—	659,179
U.S. government-sponsored enterprise obligations	—	24,566,985

Total	$24,196,974	$91,739,998

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

There have been no changes to the valuation methods during the year ended December 31, 2011. There were no transfers of assets or liabilities between Level 1 and Level 2 during the year ended December 31, 2011. We evaluate transfers between levels at the end of each reporting period. We had no available-for-sale securities that were classified as Level 3 at any point during the years ended December 31, 2011 or 2010.

Our long term debt due to Purdue entities is recorded at its carrying value at December 31, 2011. The fair value of the long term debt was approximately $26 million, which was determined using a discounted cash flow model and based on an interest rate we would be charged for a similar loan as of December 31, 2011.

6. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2011	2010
Laboratory equipment	$15,642,568	$15,204,481
Computer hardware and software	6,634,284	6,012,426
Office equipment and furniture and fixtures	736,403	736,403
Leasehold improvements	4,279,135	4,313,786

	27,292,390	26,267,096
Less accumulated depreciation	(22,710,462)	(21,119,551)

	$4,581,928	$5,147,545

We regularly review our property and equipment and evaluate the carrying value for impairment whenever events or changes in circumstances indicate that such values may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. During the year ended December 31, 2010, we recognized an impairment loss of $311,200 related to laboratory equipment that had not been placed in service as a consequence of decreased clinical trial activity of retaspimycin HCl. We determined the fair value of the equipment based on quoted market prices. The impairment charge is included in research and development expense for the year ended December 31, 2010. We did not impair any fixed assets during the years ended December 31, 2011 and 2009.

During the year ended December 31, 2011, we extended the lives of certain leasehold improvements related to our office and laboratory space in conjunction with the extension of the lease terms during 2011 (see note 10).

During the year ended December 31, 2009, we capitalized costs associated with internally developed software in the amount of $524,496. Depreciation expense associated with this software was $174,832, $174,832 and $101,985 for the years ended December 31, 2011, 2010 and 2009, respectively.

During the year ended December 31, 2009, we disposed of certain fully depreciated laboratory equipment and computer equipment, which had an original cost of $1,475,082, resulting in a gain of $79,256.

7. Long-Term Debt and Loan Commitment Asset from Purdue Entities

In November 2008, we entered into strategic alliance agreements with each of Purdue and Mundipharma to develop and commercialize pharmaceutical products. In connection with these agreements, we also entered into a line of credit agreement with Purdue and its independent associated company, Purdue Pharma L.P., or PPLP. See note 11 for discussion on the strategic alliance agreements and the line of credit agreement.

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

We amortized the loan commitment asset to interest expense through the drawdown of the line of credit in November 2011. We recorded approximately $1.6 million, $1.7 million and $1.3 million of related amortization expense in the years ended December 31, 2011, 2010 and 2009, respectively.

In November 2011, we borrowed $50 million under this line of credit, which we recorded as long-term debt. The loan matures and is payable in full, including principal and any accrued interest, on April 1, 2019, which we refer to as the maturity date, and will be subordinate to any senior indebtedness that we may incur. The loan bears interest at a fluctuating rate set at the prime rate on the business day prior to the funding of the loan and is reset on the last business day of each month ending thereafter. At the time of the borrowing, prime rate was 3.25%. Interest is compounded on each successive three-month anniversary following the date of borrowing. The loan may be prepaid without penalty or premium prior to the maturity date. Even if we prepay the loan, we do not have the ability to borrow under the line of credit agreement again. We have certain rights to repay the loan in shares of our common stock as a share-settled obligation. Upon drawing down the $50 million under the line of credit agreement, we reclassified the loan commitment asset as a debt discount which reduced the debt on our balance sheet. The unamortized balance of the loan commitment asset was $12,700,600 as of the date of borrowing. We are recording interest on the net amount borrowed using the effective interest method. We recorded $253,395 of related interest expense in the year ended December 31, 2011 subsequent to the borrowing in November 2011 using an effective interest rate of 7.29%. We will owe approximately $63.4 million in interest and principal at the maturity date, assuming the prime rate of interest remains at 3.25%.

8. Restricted Cash

We held $1,125,388 in restricted cash as of December 31, 2011 and $1,122,633 in restricted cash as of December 31, 2010. The balances are held on deposit with a bank to collateralize a standby letter of credit in the name of our facility lessor in accordance with our facility lease agreement.

9. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2011	2010
Accrued drug manufacturing costs	$4,888,372	$1,921,224
Accrued license fee payable to Millennium	—	8,500,000
Accrued toxicology studies	1,231,501	1,153,006
Accrued compensation and benefits	6,287,120	4,495,189
Accrued clinical studies	2,977,394	2,375,823
Other	3,434,780	1,918,642

Total accrued expenses	$18,819,167	$20,363,884

10. Commitments and Contingencies

We lease our office and laboratory space under two lease agreements. The term of our primary office and laboratory lease expires in January 2016, and may be terminated by us early under certain circumstances. We have the right to extend this lease for another five-year term on the same terms and conditions as the current lease by giving the landlord notice before the term of the lease expires. Under this lease, we have a tenant improvement allowance of up to $671,670 for the design and construction of fixed and permanent improvements until December 31, 2013. Our secondary office lease expires in October 2014.

Future minimum payments, excluding operating costs and taxes, under these facility leases, are as follows:

Facility Leases
Years Ending December 31:
2012	$5,193,196
2013	4,563,702
2014	4,661,704
2015	4,631,736
2016	397,557

Total minimum lease payments	$19,447,895

Rent expense of $4,725,878, $4,658,843 and $4,526,260, before considering sublease income, was incurred during the years ended December 31, 2011, 2010 and 2009, respectively. Deferred rent is being amortized to rent expense over the life of the lease. During the years ended December 31, 2011, 2010 and 2009, we subleased a portion of our facility space for total sublease income of $662,556, $662,556 and $512,510, respectively. We record sublease payments as an offset to rental expense in our statement of operations. Future minimum sublease income under noncancelable leases is expected to be $662,556 for the year ended December 31, 2012.

11. Collaborations

Purdue and Mundipharma

Scope

In November 2008, we entered into a strategic alliance with Mundipharma and Purdue to develop and commercialize pharmaceutical products. The alliance is governed by strategic alliance agreements that we entered into with each of Mundipharma and Purdue. The agreement with Purdue is focused on the development and U.S. commercialization of products targeting fatty acid amide hydrolase, or FAAH. The agreement with Mundipharma is focused on the development and commercialization outside of the United States of all products and product candidates covered by the alliance, including those targeting FAAH. The alliance currently includes product candidates that inhibit or target the Hedgehog pathway, FAAH, phosphoinositide-3-kinase, or PI3K, and product candidates arising out of our early discovery projects in all disease fields that are conducted during a prescribed “discovery period” that runs through December 31, 2013. Our heat shock protein 90, or Hsp90, program is expressly excluded from the alliance.

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

We have responsibility and decision-making authority for the development of all of our product candidates and performance of early discovery projects on a worldwide basis. There are no joint steering or similar committees for the alliance. Except with respect to products targeting FAAH, for which Mundipharma and Purdue currently have global commercialization rights, and products for which

Mundipharma has opted out of development as described below, we will have the right and responsibility to market and sell products arising from the alliance in the United States, and Mundipharma will have the right and responsibility to market and sell products arising from the alliance outside of the United States. Other than pursuant to the strategic alliance agreements, neither we, Purdue nor Mundipharma may develop, manufacture or commercialize products that are directed to the same target or pathway as a product included in the strategic alliance, unless and until a party terminates its rights with respect to such products.

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

The funding caps for the years ending December 31, 2012 and December 31, 2013 are $110 million and $147.5 million, respectively. The funding caps for the years ended December 31, 2011 and 2010 were $85 million and $65 million, respectively. The funding cap for the period between November 19, 2008 and December 31, 2009 was $50 million. We are obligated to fund any activities in excess of the annual funding cap ourselves, which we did in 2010 primarily as the result of costs associated with the licensing of our PI3K inhibitor program, and in 2011 primarily due to expanded clinical trial activities for saridegib, our lead Hedgehog program candidate, and the commencement of clinical development of IPI-145, our lead PI3K inhibitor program candidate. After the transition date for each product candidate, we are obligated to share equally with Mundipharma all research and development costs for such product candidate. We are recognizing revenue for reimbursed research and development services we perform for Mundipharma and Purdue. We recognized $85.0 million, $65.0 million and $46.5 million in such revenue in the years ended December 31, 2011, 2010 and 2009, respectively.

In October 2010, following completion of the first Phase 1 clinical trial of IPI-940, Mundipharma and Purdue exercised their rights to assume all worldwide development and commercialization activities and to fund all subsequent research, development and commercialization expenses for products arising out of our FAAH program. All expenses associated with activities we conduct related to the transition of the FAAH program to Purdue and Mundipharma are reimbursed by Purdue and Mundipharma, with such amounts not counting towards the annual funding cap. We recognized $3.5 million and $2.0 million in revenue related to reimbursed research and development services for the transition of the FAAH program for the years ended December 31, 2011 and 2010, respectively.

Opt-out and Termination Rights

Mundipharma has the right to opt out of any alliance program, except the Hedgehog program, on an annual basis in November of each year. In the event of an opt-out decision, Mundipharma would continue to provide funding for, in the aggregate, 100% of our contractually budgeted research and development expenses for all programs included in the alliance for the calendar year following the date of such opt out, up to an annual cap. This funding commitment for the year ending December 31, 2013 is $51.3 million for our PI3K and early discovery programs.

With respect to our Hedgehog program, Mundipharma has the right to opt out of this program no later than the 30th day following the outcome of an end-of-Phase 2 meeting with the U.S. Food and Drug Administration pertaining to the clinical trial of saridegib plus gemcitabine in patients with pancreatic cancer (or, if the end-of-Phase 2 meeting is not held by November 1, 2013, then by November 30, 2013). Based on the results of this clinical trial, we do not intend to have an end-of-Phase 2 meeting. Consequently, Mundipharma may next exercise its right to opt out of the Hedgehog program in November 2013. Mundipharma is obligated to fund the Hedgehog program until it is required to make the decision to opt out or continue funding the program. If Mundipharma elects to opt out of participation in the Hedgehog program in November 2013, then Mundipharma would be obligated to make an immediate payment of $23.65 million to us, which we can use on any program in the alliance. In addition, Mundipharma would be obligated to reimburse us for up to $23.65 million of additional expenses incurred during 2013 that are associated with the completion of Phase 2 clinical trials of saridegib that are ongoing at that time . If Mundipharma elects to continue participation in the Hedgehog program in November 2013, it would thereafter have the same annual opt-out right, and one-year residual funding obligation, that applies to the other alliance programs.

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

Each of the strategic alliance agreements expire when the parties thereto have no further obligations to each other thereunder. Either party may terminate the strategic alliance agreement to which it is a party on 60 days’ prior written notice if the other party materially breaches the agreement and fails to cure such breach within the 60-day notice period. The agreements may also be terminated by Mundipharma or Purdue in the event of a change in control of Infinity or in the event that, during the discovery period, either Adelene Perkins or Julian Adams is no longer a full-time executive of Infinity. Upon termination of either strategic alliance agreement by us or either Mundipharma or Purdue, either party to the other strategic alliance agreement may terminate that agreement.

Royalties

Except with respect to products that have been in-licensed by us following initiation of GLP toxicology studies, for which no royalties will be payable between the parties, we are obligated to pay Mundipharma a 5% royalty on net sales of the commercialized products until such time as Mundipharma has recovered all research and development expenses paid to us under the research program prior to the applicable transition date. After such cost recovery, we are obligated to pay a tiered, 1% to 3% royalty on U.S. net sales of those products. For products in which Mundipharma has opted-out of development prior to the transition date, we are obligated to pay royalties of 1% to 5% of worldwide net sales as a function of the stage of development of the applicable product candidate at the time of opt out. For products in which either party has opted-out of development following the transition date, the commercializing party is obligated to pay the other party a 5% royalty on net sales. Mundipharma is obligated to pay us a tiered, 10% to 20% royalty on annual net sales outside of the United States of each product arising out of the alliance, and Purdue is obligated to pay us a tiered, 10% to 20% royalty on annual net sales of FAAH products in the United States. Royalties are payable until the later to occur of the expiration of specified patent rights and the expiration of non-patent regulatory exclusivities in a country, provided that if royalties are payable solely on the basis of non-patent regulatory exclusivity, each of the rates above is reduced by one-half. In addition, all royalties payable under the strategic alliance agreements, whether by us, Mundipharma or Purdue, are subject to reduction on account of third party royalty payments or patent litigation damages or settlements, with any such reductions capped at 50% of the amounts otherwise payable during the applicable royalty payment period.

Securities Purchase and Line of Credit Agreements

In connection with the entry into the strategic alliance agreements, we also entered into a securities purchase agreement and a line of credit agreement in November 2008 with Purdue and its independent associated company, Purdue Pharma L.P., or PPLP. In March 2009, Purdue assigned its interest under the line of credit agreement to PPLP. See note 7 for a discussion of the line of credit agreement.

Under the securities purchase agreement, we issued and sold in two separate closings an aggregate of six million shares of our common stock and warrants to purchase up to an aggregate of six million shares of our common stock, for an aggregate purchase price of $75 million. An equal number of securities were sold to each purchaser.

We recorded an aggregate of $59.3 million in deferred revenue associated with the grant of rights and licenses to Mundipharma and Purdue, which consisted of the excess of the amount paid for the purchased shares over the closing market price on the day before the equity closings and the value of the loan commitment asset (see note 7). We determined that the rights and licenses did not have stand-alone value, and we considered all of the obligations under the arrangement to be a single unit of accounting. There is no obligation for us to repay the $59.3 million and we are recognizing the deferred revenue ratably over 14 years, which is our estimated period of performance under the arrangement. We periodically review this estimate and may make adjustments as facts and circumstances dictate. We recognized $4.3 million in such revenue in each of the years ended December 31, 2011, 2010 and 2009.

Millennium

In July 2010, we entered into a development and license agreement with a predecessor company to Millennium under which we obtained rights to discover, develop and commercialize pharmaceutical products targeting the delta and/or gamma isoforms of PI3K, including IPI-145. We paid a $13.5 million up-front license fee to obtain rights to this program. The entirety of this fee is included as research and development expense in the year ended December 31, 2010, although $8.5 million of this fee was paid in January 2011. In addition to developing IPI-145, we are seeking to identify additional novel delta, gamma and dual delta/gamma-specific inhibitors of PI3K for future development. We are recognizing these costs as research and development expense as they are incurred. We are obligated to pay up to $25 million in success-based milestones for the development of two distinct product candidates, and up to $450 million in success-based milestones for the approval and commercialization of two distinct products. In addition, we are obligated to pay Millennium tiered royalties on net sales ranging from single digits to low teens upon successful commercialization of products licensed to us, which are payable until the later to occur of the last-to-expire of specified patent rights and the expiration of non-patent regulatory exclusivities in a country, subject to reduction in certain circumstances. During 2011, we paid Millennium $4.0 million in milestone payments associated with the initiation of two Phase 1 studies of IPI-145, which we recorded as research and development expense during the year ended December 31, 2011.

Under the agreement, we obtained rights to direct all development and commercialization activities worldwide for products arising from the agreement for all therapeutic indications. For a product in which the first Phase 2 clinical trial conducted is in an oncology indication, which we refer to as an oncology product, Millennium will have the option, at the end of Phase 2 clinical development and upon payment of an option fee, to convert its royalty interest in U.S. sales into the right to share in 50% of profits and losses on U.S. development and commercialization, and to participate in up to 30% of the detailing effort for these products in the United States. Mundipharma has commercialization rights outside the United States for products arising out of our PI3K inhibitor program.

Millennium may terminate such participation upon 12 months’ prior written notice to us, after which Millennium’s participation rights would revert back to the original milestone- and royalty-based payment structure, provided that Millennium would not be entitled to receive royalty payments for net sales occurring prior to the termination date and certain specified milestone payments.

Other than pursuant to the agreement, neither we nor Millennium may research, develop or commercialize products directed to the delta and/or gamma isoforms of PI3K which meet certain selectivity criteria, except that Millennium may research, develop or commercialize such products that it was researching, developing or commercializing on its own or with a third party prior to its acquisition of Intellikine.

The agreement expires when the parties have no further obligations to each other thereunder, unless earlier terminated. Either party may terminate the agreement on 75 days’ prior written notice if the other party materially breaches the agreement and fails to cure such breach within the applicable notice period, provided that the notice period is reduced to 30 days where the alleged breach is non-payment. Additionally, Millennium may terminate the agreement upon 30 days’ prior written notice if we or a related party bring an action challenging the validity of any of the licensed patents, provided that we have not withdrawn such action before the end of the 30-day notice period. We may terminate the agreement at any time upon 180 days’ prior written notice provided after the end of the research term that is currently set to expire in July 2013.

MedImmune

From August 2006 through December 2008, our Hsp90 inhibitor program was conducted in collaboration with MedImmune, a division of AstraZeneca plc, or MedImmune, and from August 2006 through November

2007, our Hedgehog pathway inhibitor program was conducted in collaboration with MedImmune. Under this collaboration, we shared research and development expenses equally with MedImmune. In December 2008, we regained from MedImmune worldwide development and commercialization rights under our Hsp90 inhibitor program. Following the reacquisition of the Hsp90 inhibitor program, we had no substantial performance obligations to MedImmune. MedImmune’s funding obligation under the Hsp90 inhibitor program was to continue until June 2009. In January 2009, we reached an agreement with MedImmune to settle the residual funding obligation remaining for 2009 through lump-sum payments totaling $12.5 million, which were recorded as income from residual funding after reacquisition of Hsp90 program (a component of other income) in the year ended December 31, 2009. We received $12.5 million in cash from MedImmune in the year ended December 31, 2009.

12. Income Taxes

We had no income tax expense or benefit for the year ended December 31, 2011. Our income tax benefits of $700,321 and $329,566 for the years ended December 31, 2010 and 2009, respectively, primarily consisted of U.S. federal taxes.

Our income tax benefit or expense for the years ended December 31, 2011, 2010 and 2009 differed from the expected U.S. federal statutory income tax expense as set forth below:

	2011	2010	2009
Expected federal tax benefit	$(13,609,214)	$(16,892,553)	$(10,724,857)
Permanent differences	1,295,279	909,480	1,522,097
State taxes, net of deferral benefit	(2,179,476)	(2,869,250)	(1,715,554)
Tax credits and related adjustments	(1,931,408)	561,730	(2,928,454)
Alternative minimum tax	—	—	(282,191)
Effect of change in state tax rate on deferred tax assets and deferred tax liabilities	60,829	425,153	47,828
Expired state net operating loss	1,424,229	1,895,009	1,085,004
Change in tax reserves	—	(700,321)	—
Adjustments to deferred tax assets and deferred tax liabilities	745,150	—	(47,347)
Change in valuation allowance	14,159,744	15,945,922	12,619,791
Other	34,867	24,509	94,117

Income tax benefit	$—	$(700,321)	$(329,566)

The significant components of our deferred tax assets are as follows:

	Year Ended December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$55,875,134	$42,892,580
Tax credits	15,644,421	13,713,014
Deferred revenue	18,210,893	19,866,253
Intangible assets	4,894,624	5,166,742
Accrued expenses	2,042,932	1,170,791
Amortization	712,256	700,103
Stock-based compensation	7,430,307	7,282,278
Other	729,011	581,945
Valuation allowance	(105,539,578)	(91,373,706)

Net deferred tax assets	$—	$—

We have recorded a valuation allowance against our deferred tax assets in each of the years ended December 31, 2011, 2010 and 2009 because management believes that it is more likely than not that these assets will not be realized. The valuation allowance increased by approximately $14,166,000 during the year ended December 31, 2011 primarily as a result of increases in unbenefitted deferred tax assets such as tax losses and credits and intangible assets.

The valuation allowance increased by approximately $15,953,000 during the year ended December 31, 2010 primarily as a result of increases in unbenefitted deferred tax assets such as deferred revenue and intangible assets. The valuation allowance increased by approximately $12,677,000 during the year ended December 31, 2009 primarily as a result of increases in unbenefitted deferred tax assets such as deferred revenue and tax credits and decreases in deferred tax liabilities offset by the utilization of previously unbenefitted net operating losses.

Subject to the limitations described below, at December 31, 2011, we had cumulative net operating loss carryforwards of approximately $157,896,000 and $49,265,000 available to reduce federal and state taxable income, which expire through 2031 and have begun to expire and through 2031, respectively. In addition, we have cumulative federal and state tax credit carryforwards of $11,882,000 and $5,700,000, respectively, available to reduce federal and state income taxes which expire through 2031 and 2026, respectively. The net operating loss carryforwards include approximately $1,208,000 of deductions related to the exercise of stock options. This amount represents an excess tax benefit and has not been included in the gross deferred tax asset reflected for net operating losses. Additionally, our net operating loss carryforwards and tax credits are limited as a result of certain ownership changes, as defined under Sections 382 and 383 of the Internal Revenue Code. This limits the annual amount of these tax attributes that can be utilized to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on our value immediately prior to an ownership change. Subsequent ownership changes may increase the limitation in future years. The net operating losses and tax credits that will expire unused in the future as a result of Section 382 and 383 limitations have been excluded from the amounts disclosed above.

During the twelve-month period ended December 31, 2010, we reversed our liability for unrecognized tax benefits as an uncertain tax position we took in a prior year is no longer subject to examination due to the expiration of the statute of limitations. We have no interest and penalties accrued as of December 31, 2011.

A reconciliation of the allowance for uncertain tax positions for the years ended December 31, 2011, 2010 and 2009 is as follows:

	2011	2010	2009
Balance at January 1	$—	$594,000	$594,000
Increase or decrease for tax positions taken during a prior period	—	—	—
Increase or decrease for tax positions taken during the current period	—	—	—
Decrease relating to settlements	—	—	—
Decrease resulting from the expiration of the statute of limitations	—	(594,000)	—

Balance at December 31	$—	$—	$594,000

We file income tax returns in the U.S. federal, Massachusetts, and other state jurisdictions. The statute of limitations for assessment by the Internal Revenue Service, or IRS, and state tax authorities is closed for tax years prior to 2008, although carryforward attributes that were generated prior to tax year 2008 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period.

13. Stockholders’ Equity

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

Warrants

In connection with various loan and financing agreements during the period from December 2001 through December 2006, IPI issued warrants to purchase shares of convertible preferred stock, which subsequently became warrants to purchase shares of our common stock in the DPI merger. The fair value of the warrants was estimated using the Black-Scholes valuation model assuming no expected dividends, a volatility ranging from 64% to 95%, a contractual life of ten years, and a risk-free interest rate ranging from 3.1% to 5.5%. The warrants were recorded as a reduction of the associated debt and were amortized to interest expense over the life of the loans. These warrants are fully amortized.

In July 2002, IPI issued warrants to purchase shares of convertible preferred stock, which subsequently became warrants to purchase shares of common stock in the DPI merger, in conjunction with the entry of our facility lease. The fair value of the warrants was estimated using the Black-Scholes valuation model assuming no expected dividends, a volatility of 75%, an estimated contractual life of ten years, and a risk-free interest rate of 5%. The warrants have been recorded in other non-current assets and are being amortized over the lease period as rent expense.

Warrants described above to purchase 246,629 shares of our common stock were outstanding at December 31, 2011, 2010 and 2009. These warrants expire on dates ranging from February 28, 2012 to June 30, 2016 and have exercise prices ranging from $7.64 to $13.35 per share.

In connection with the strategic alliance agreements we entered into with Mundipharma and Purdue, in January 2009 we issued warrants to purchase up to an aggregate of six million shares of our common stock. Warrants to purchase up to an aggregate of 1,000,000 and 2,000,000 shares of our common stock expired unexercised on July 1, 2010 and 2011, respectively. The remaining warrants to purchase up to an aggregate of 3,000,000 shares of our common stock are currently exercisable at any time up to July 2, 2012, with an initial exercise price of $30.00 per share and such exercise price increasing over time depending on when such warrants are exercised, up to a maximum exercise price of $40.00 per share. The fair value of these warrants was estimated as of November 2008 using a binomial valuation model assuming no expected dividends, a volatility of 58%, estimated contractual lives ranging from 1.6 years to 3.6 years and risk-free interest rates ranging from of 1.0% to 1.5%. The aggregate fair value of these warrants of approximately $1.3 million was recorded as additional paid-in capital in the year ended December 31, 2009.

14. Income from NIH Reimbursement

During the year ended December 31, 2009, we received $1.7 million from the National Institutes of Health, or NIH, relating to contract work performed by DPI from August 2004 through June 2006. As the amount received was not related to our ordinary course of operations, we recorded the amount as other income.

15. Income from Therapeutic Discovery Grants

During the year ended December 31, 2010, we received tax grants aggregating $0.7 million under the U.S. Government’s Qualifying Therapeutic Discovery Project program for qualified expenses related to our Hedgehog, Hsp90 and FAAH programs. As the amounts received for the awards are not related to our ordinary course of operations, we have recorded the amounts as other income.

16. Defined Contribution Benefit Plan

We sponsor a 401(k) retirement plan in which substantially all of our full-time employees are eligible to participate. Participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. During the years ended December 31, 2011, 2010 and 2009, we matched 50% of the first six percent of participant contributions with shares of our common stock. Our matching contributions during the years ended December 31, 2011, 2010 and 2009 were $594,638, $564,377 and $530,573, respectively.

17. Quarterly Financial Information (unaudited)

	Quarter Ended March 31, 2011	Quarter Ended June 30, 2011	Quarter Ended September 30, 2011	Quarter Ended December 31, 2011
	(In Thousands, Except Shares and Per Share Amounts)
Collaborative research and development revenue from Purdue entities	$27,187	$19,957	$23,305	$22,324
Operating expenses:
Research and development	24,278	24,993	29,418	29,893
General and administrative	4,876	6,330	5,470	6,043

Total operating expenses	29,154	31,323	34,888	35,936

Loss from operations	(1,967)	(11,366)	(11,583)	(13,612)
Other (expense) income:
Interest expense	(433)	(433)	(433)	(542)
Interest and investment income	94	69	71	93

Total other expense	(339)	(364)	(362)	(449)

Net loss	$(2,306)	$(11,730)	$(11,945)	$(14,061)

Basic and diluted net loss per common share	$(0.09)	$(0.44)	$(0.45)	$(0.53)

Basic and diluted weighted average number of common shares outstanding	26,536,048	26,567,980	26,666,332	26,708,351

	Quarter Ended March 31, 2010	Quarter Ended June 30, 2010	Quarter Ended September 30, 2010	Quarter Ended December 31, 2010
	(In Thousands, Except Shares and Per Share Amounts)
Collaborative research and development revenue from Purdue entities	$16,300	$18,694	$22,496	$13,841
Operating expenses:
Research and development	19,378	19,011	38,732	22,110
General and administrative	4,749	5,216	5,015	6,090

Total operating expenses	24,127	24,227	43,747	28,200

Loss from operations	(7,827)	(5,533)	(21,251)	(14,359)
Other (expense) income:
Interest expense	(433)	(433)	(522)	(522)
Income from Therapeutic Discovery Grants	—	—	—	733
Interest and investment income	205	25	123	110

Total other income (expense)	(228)	(408)	(399)	321

Net loss before income taxes	(8,055)	(5,941)	(21,650)	(14,038)
Income tax benefit	—	—	700	—

Net loss	$(8,055)	$(5,941)	$(20,950)	$(14,038)

Basic and diluted net loss per common share	$(0.31)	$(0.23)	$(0.80)	$(0.53)

Basic and diluted weighted average number of common shares outstanding	26,244,297	26,285,125	26,333,012	26,421,230

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with our independent accountants on accounting and financial disclosure matters.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2011. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2011, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our management including our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s report on our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) appears below.

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Internal Control Over Financial Reporting

(a) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on its assessment, management believes that, as of December 31, 2011, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report of our internal control over financial reporting. This report appears below.

(b) Attestation Report of the Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders of

Infinity Pharmaceuticals, Inc.

We have audited Infinity Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Infinity Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Infinity Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of Infinity Pharmaceuticals, Inc. and our report dated March 13, 2012 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Boston, Massachusetts

March 13, 2012

(c) Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The sections titled “Proposal 1—Election of Directors,” “Board and Committee Meetings,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Guidelines; Code of Business Conduct and Ethics” appearing in the definitive proxy statement we will file in connection with our Annual Meeting of Stockholders to be held on May 16, 2012 are incorporated herein by reference. The information required by this item relating to executive officers may be found in Part I, Item 1 of this report under the heading “Business—Executive Officers.”

Item 11.	Executive Compensation

The section titled “Executive Officer Compensation” appearing in the definitive proxy statement we will file in connection with our Annual Meeting of Stockholders to be held on May 16, 2012 is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The sections titled “Stock Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” appearing in the definitive proxy statement we will file in connection with our Annual Meeting of Stockholders to be held on May 16, 2012 are incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The sections titled “Transactions with Related Persons,” “Policies and Procedures for Related Persons Transactions,” and “Determination of Independence” appearing in the definitive proxy statement we will file in connection with our Annual Meeting of Stockholders to be held on May 16, 2012 are incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The section titled “Audit Fees” appearing in the definitive proxy statement we will file in connection with our Annual Meeting of Stockholders to be held on May 16, 2012 is incorporated herein by reference.

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

INFINITY PHARMACEUTICALS, INC.

Date: March 13, 2012	By:	/s/ ADELENE Q. PERKINS
Adelene Q. Perkins President & Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ ADELENE Q. PERKINS	President, Chief Executive Officer and Director	March 13, 2012
Adelene Q. Perkins	(Principal Executive Officer and Principal Financial Officer)

/s/ CHRISTOPHER M. LINDBLOM	Vice President, Accounting and Financial Planning; Assistant Treasurer	March 13, 2012
Christopher M. Lindblom	(Principal Accounting Officer)

/s/ STEVEN H. HOLTZMAN	Chair of the Board of Directors	March 13, 2012
Steven H. Holtzman

/s/ MARTIN BABLER	Director	March 13, 2012
Martin Babler

/s/ ANTHONY B. EVNIN, PH.D.	Director	March 13, 2012
Anthony B. Evnin, Ph.D.

Director
Gwen A. Fyfe, M.D.

/s/ ERIC S. LANDER, PH.D.	Director	March 13, 2012
Eric S. Lander, Ph.D.

/s/ PATRICK P. LEE	Director	March 13, 2012
Patrick P. Lee

/s/ ARNOLD J. LEVINE, PH.D.	Director	March 13, 2012
Arnold J. Levine, Ph.D.

/s/ THOMAS J. LYNCH, JR., M.D.	Director	March 13, 2012
Thomas J. Lynch, Jr., M.D.

Director
Norman C. Selby

/s/ IAN F. SMITH	Director	March 13, 2012
Ian F. Smith

/s/ JAMES B. TANANBAUM, M.D.	Director	March 13, 2012
James B. Tananbaum, M.D.

/s/ MICHAEL C. VENUTI, PH.D.	Director	March 13, 2012
Michael C. Venuti, Ph.D.

EXHIBIT INDEX

Exhibit	Description

3.1	Restated Certificate of Incorporation of the Registrant. Previously filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 000-31141) and incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Registrant. Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 17, 2009 (File No. 000-31141) and incorporated herein by reference.

4.1	Form of Common Stock Certificate. Previously filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-31141) and incorporated herein by reference.

4.2	Rights Agreement between the Registrant and American Stock Transfer & Trust Company dated February 13, 2003, which includes the form of Certificate of Designation for the Series A Junior Participating Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A Preferred Stock as Exhibit C. Previously filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on February 24, 2003 (File No. 000-31141) and incorporated herein by reference.

4.3	First Amendment to the Rights Agreement between the Registrant and American Stock Transfer & Trust Company dated April 11, 2006. Previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 12, 2006 (File No. 000-31141) and incorporated herein by reference.

4.4	Second Amendment to the Rights Agreement between the Registrant and American Stock Transfer & Trust Company, LLC dated November 19, 2008. Previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 20, 2008 (File No. 000-31141) and incorporated herein by reference.

10.1†	Strategic Alliance Agreement, dated as of November 19, 2008, by and between the Registrant and Purdue Pharmaceutical Products L.P. Previously filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-31141) and incorporated herein by reference.

10.2†	Strategic Alliance Agreement, dated as of November 19, 2008, by and between the Registrant and Mundipharma International Corporation Limited. Previously filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 000-31141) and incorporated herein by reference.

10.3	Amendment No. 1 to Strategic Alliance Agreement, dated as of December 10, 2010, by and between the Registrant and Mundipharma International Corporation Limited. Previously filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed December 14, 2010 (File No. 000-31141) and incorporated herein by reference.

10.4	Securities Purchase Agreement, dated as of November 19, 2008, by and among the Registrant, Purdue Pharma L.P. and Purdue Pharmaceutical Products L.P. Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 20, 2008 (File No. 000-31141) and incorporated herein by reference.

10.5	Line of Credit Agreement, dated as of November 19, 2008, by and between the Registrant and Purdue Pharma L.P., directly and as assignee of Purdue Pharmaceutical Products L.P. Previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 20, 2008 (File No. 000-31141) and incorporated herein by reference.

Exhibit	Description

10.6†	Development and License Agreement, dated as of July 7, 2010, by and between the Registrant and Intellikine, Inc. Previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 000-31141) and incorporated herein by reference.

10.7†	Collaboration Agreement, dated as of August 25, 2006, by and between MedImmune, Inc. and Infinity Discovery, Inc., or IDI, a wholly owned subsidiary of the Registrant. Previously filed as Exhibit 10.1 to MedImmune’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 0-19131) and incorporated herein by reference.

10.8	Lease Agreement dated July 2, 2002 between IDI and ARE-770/784/790 Memorial Drive LLC (the “Lease”), as amended by First Amendment to Lease dated March 25, 2003, Second Amendment to Lease dated April 30, 2003, Third Amendment to Lease dated October 30, 2003 and Fourth Amendment to Lease dated December 15, 2003. Previously filed as Exhibit 10.36 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.9	Fifth Amendment to Lease dated July 8, 2011 between the Registrant and ARE-770/784/790 Memorial Drive LLC. Previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed on August 9, 2011 (File No. 000-31141) and incorporated herein by reference.

10.10	Sublease dated August 24, 2004 between IDI and Hydra Biosciences, Inc (“Hydra”), together with Consent to Sublease dated September 16, 2004 by ARE-770/784/790 Memorial Drive LLC, IDI and Hydra Biosciences, Inc., as amended by First Amendment to Sublease dated October 17, 2005, together with Consent to Amendment to Sublease dated as of October 31, 2005 by ARE-770/784/790 Memorial Drive LLC and Second Amendment to Sublease dated as of January 9, 2006, together with Consent to Amendment to Sublease dated as of January 26, 2006 by ARE-770/784/790 Memorial Drive LLC, IDI and Hydra. Previously filed as Exhibit 10.37 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.11	Third Amendment to Sublease dated April 17, 2009 between IDI and Hydra, together with Consent to Third Amendment to Sublease dated May 5, 2009 by ARE-770/784/790 Memorial Drive LLC, IDI and Hydra. Previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 000-31141) and incorporated herein by reference.

10.12*	Offer Letter between IDI and Julian Adams dated as of August 19, 2003. Previously filed as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.13*	Amendment to Offer Letter between IDI and Julian Adams dated as of October 25, 2007. Previously filed as Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed on October 30, 2007 (File No. 000-31141) and incorporated herein by reference.

10.14*	Offer Letter between IDI and Adelene Perkins dated as of February 6, 2002. Previously filed as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.15*	Amendment to Offer Letter between IDI and Adelene Perkins dated as of October 25, 2007. Previously filed as Exhibit 99.5 to the Registrant’s Current Report on Form 8-K filed on October 30, 2007 (File No. 000-31141) and incorporated herein by reference.

10.16	Pre-Merger Stock Incentive Plan. Previously filed as Exhibit 10.18 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

Exhibit	Description

10.17*	Form of Incentive Stock Agreement entered into with each of the officers identified on the schedule thereto. Previously filed as Exhibit 10.25 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.18*	Form of Nonstatutory Stock Option Agreement entered into with each of the officers identified on the schedule thereto. Previously filed as Exhibit 10.27 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.19	2000 Stock Incentive Plan. Previously filed as Exhibit 10.59 to the Registrant’s Registration Statement on Form S-1 filed on May 9, 2000 (File No. 333-36638) and incorporated herein by reference.

10.20	Amendment No. 1 to 2000 Stock Incentive Plan; Amendment No. 2 to 2000 Stock Incentive Plan; Amendment No. 3 to 2000 Stock Incentive Plan. Previously filed as Exhibit 10.32 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.21	Amendment No. 4 to 2000 Stock Incentive Plan. Previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 000-31141) and incorporated herein by reference.

10.22	Amendment No. 5 to 2000 Stock Incentive Plan. Previously filed as Exhibit 99.4 to the Registrant’s Registration Statement on Form S-8 filed on May 23, 2008 (File. No. 333-151135) and incorporated herein by reference.

10.23	Form of Incentive Stock Option Agreement under 2000 Stock Incentive Plan. Previously filed as Exhibit 10.33 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.24	Form of Nonstatutory Stock Option Agreement under 2000 Stock Incentive Plan. Previously filed as Exhibit 10.34 to the Registrant’s Current Report on Form 8-K filed on September 18, 2006 (File No. 000-31141) and incorporated herein by reference.

10.25	2010 Stock Incentive Plan. Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010 (File No. 333-31141) and incorporated herein by reference.

10.26	Form of Incentive Stock Option Agreement under 2010 Stock Incentive Plan. Previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010 (File. No. 333-31141) and incorporated herein by reference.

10.27	Form of Nonstatutory Stock Option Agreement under 2010 Stock Incentive Plan. Previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 28, 2010 (File. No. 333-31141) and incorporated herein by reference.

10.28	Amendment No. 1 to 2010 Stock Incentive Plan. Previously filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on December 14, 2010 (File. No. 333-31141) and incorporated herein by reference.

21.1	Subsidiaries of the Registrant. Filed herewith.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. Filed herewith.

31.1	Certification of principal executive and principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1	Statement of principal executive and principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

Exhibit	Description

101‡	The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements.

*	Indicates management contract or compensatory plan
†	Confidential treatment has been requested and/or granted as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.
‡	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.