Form 10-Q
period 2012-03-31
INFINITY PHARMACEUTICALS, INC.
filed 2012-05-08
CIK 1113148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on March 31, 2012: 26,888,645

INFINITY PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$23,462	$24,197
Available-for-sale securities	80,832	91,081
Unbilled accounts receivable from Purdue entities	237	218
Prepaid expenses and other current assets	4,123	2,485

Total current assets	108,654	117,981
Property and equipment, net	4,372	4,582
Long-term available-for-sale securities	648	659
Restricted cash	1,126	1,125
Other assets	124	143

Total assets	$114,924	$124,490

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,329	$5,952
Accrued expenses	14,321	18,819
Deferred revenue from Purdue entities	7,585	4,215

Total current liabilities	28,235	28,986
Long-term debt due to Purdue entities, net of debt discount	38,234	37,553
Deferred revenue from Purdue entities, less current portion	41,093	42,147
Other liabilities	399	371

Total liabilities	107,961	109,057
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Common Stock, $0.001 par value; 100,000,000 shares authorized, and 26,888,645 and 26,721,739 shares issued and outstanding, at March 31, 2012 and December 31, 2011, respectively	27	27
Additional paid-in capital	286,634	284,436
Accumulated deficit	(279,774)	(269,052)
Accumulated other comprehensive income	76	22

Total stockholders’ equity	6,963	15,433

Total liabilities and stockholders’ equity	$114,924	$124,490

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2012	2011
Collaborative research and development revenue from Purdue entities	$25,202	$27,187
Operating expenses:
Research and development	28,551	24,278
General and administrative	6,812	4,876

Total operating expenses	35,363	29,154

Loss from operations	(10,161)	(1,967)
Other income (expense):
Interest expense	(681)	(433)
Interest and investment income	120	94

Total other expense	(561)	(339)

Net loss	$(10,722)	$(2,306)

Basic and diluted loss per common share	$(0.40)	$(0.09)

Basic and diluted weighted average number of common shares outstanding	26,776,856	26,536,048

Other comprehensive loss:
Net unrealized holding gains (losses) on available-for-sale securities arising during the period	54	(21)

Comprehensive loss	$(10,668)	$(2,327)

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2012	2011
Operating activities
Net loss	$(10,722)	$(2,306)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	446	578
Stock-based compensation, including 401(k) match	1,504	1,394
Net amortization of available-for-sale securities	292	267
Amortization of debt discount from long-term debt due to Purdue entities	276	—
Amortization of loan commitment asset from Purdue entities	—	433
Other, net	16	23
Changes in operating assets and liabilities:
Unbilled accounts receivable	(19)	(548)
Prepaid expenses and other assets	(1,636)	215
Accounts payable, accrued expenses and other liabilities	(3,688)	(8,088)
Deferred revenue from Purdue entities	2,316	(1,107)

Net cash used in operating activities	(11,215)	(9,139)
Investing activities
Purchases of property and equipment	(236)	(331)
Purchases of available-for-sale securities	(11,807)	(33,067)
Proceeds from sales of available-for-sale securities	—	1,289
Proceeds from maturities of available-for-sale securities	21,829	42,543

Net cash provided by investing activities	9,786	10,434
Financing activities
Proceeds from issuances of common stock related to stock incentive plans	694	9
Capital lease payments	—	(1)

Net cash provided by financing activities	694	8

Net increase (decrease) in cash and cash equivalents	(735)	1,303
Cash and cash equivalents at beginning of period	24,197	20,417

Cash and cash equivalents at end of period	$23,462	$21,720

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

Infinity Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization

Infinity Pharmaceuticals, Inc. is an innovative drug discovery and development company seeking to discover, develop and deliver to patients best-in-class medicines designed to address diseases with significant unmet need. As used throughout these unaudited, condensed consolidated financial statements, the terms “Infinity,” “we,” “us,” and “our” refer to the business of Infinity Pharmaceuticals, Inc. and its wholly owned subsidiary.

2. Basis of Presentation

These condensed consolidated financial statements include the accounts of Infinity and its wholly owned subsidiary. We have eliminated all significant intercompany accounts and transactions in consolidation.

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012.

The information presented in the condensed consolidated financial statements and related footnotes at March 31, 2012, and for the three months ended March 31, 2012 and 2011, is unaudited, and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2011 have been derived from our audited financial statements. For further information, please refer to the consolidated financial statements and accompanying footnotes included in our annual report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the U.S. Securities and Exchange Commission, or SEC, on March 13, 2012.

3. Significant Accounting Policies

Cash Equivalents and Available-For-Sale Securities

Cash equivalents and available-for-sale securities primarily consist of money market funds, U.S. government-sponsored enterprise obligations, corporate obligations, and mortgage-backed securities. Corporate obligations include obligations issued by corporations in countries other than the United States, including some issues that have not been guaranteed by governments and government agencies. We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents, which consists of a money market fund, corporate obligations and U.S. government-sponsored enterprise obligations, are stated at fair value. They are also readily convertible to known amounts of cash and have such short-term maturities that each presents insignificant risk of change in value due to changes in interest rates. Our classification of cash equivalents is consistent with prior periods.

We determine the appropriate classification of available-for-sale securities at the time of purchase and reevaluate such designation at each balance sheet date. We have classified all of our marketable securities at March 31, 2012 and December 31, 2011 as “available-for-sale.” We carry available-for-sale securities at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity.

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

All of our revenues to date have been generated under research collaboration agreements. Revenue associated with the amortization of the deferred revenue associated with the grant of rights and licenses to, and reimbursed research and development services provided for, Mundipharma International Corporation Limited, or Mundipharma, and Purdue Pharmaceutical Products L.P., or Purdue, accounted for all of our revenue for the three months ended March 31, 2012 and 2011. Payments due from Mundipharma and Purdue represented our entire unbilled accounts receivable balance at March 31, 2012 and December 31, 2011.

Basic and Diluted Loss per Common Share

Basic net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted net loss per share is based upon the weighted average number of common shares outstanding during the period, plus the effect of additional weighted average common equivalent shares outstanding during the period when the effect of adding such shares is dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options (the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method). In addition, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options. Common equivalent shares have not been included in the net loss per share calculations for the periods presented because the effect of including them would have been anti-dilutive. Total potential gross common equivalent shares consisted of the following:

	At March 31,
	2012	2011
Stock options	7,992,966	6,822,675
Warrants	3,220,655	5,246,629

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

Research and Development Expense

Research and development expense consists of expenses incurred in performing research and development activities, including salaries and benefits, facilities expenses, overhead expenses, materials and supplies, preclinical expenses, clinical trial and related clinical manufacturing expenses, stock-based compensation expense, depreciation of equipment, contract services, and other outside expenses. We also include as research and development expense up-front license payments related to acquired technologies which have not yet reached technological feasibility and have no alternative use. We expense research and development costs as they are incurred. We are party to collaboration agreements in which we are reimbursed for work performed on behalf of the collaborator, as well as one in which we reimburse the collaborator for work it has performed. We record all appropriate expenses under our collaborations as research and development expense. If the arrangement provides for reimbursement of research and development expenses, as is the case with our alliance with Mundipharma and Purdue, we record the reimbursement as revenue. If the arrangement provides for us to reimburse the collaborator for research and development expenses or achieving a development milestone for which a payment is due, as is the case with our agreement with Intellikine, Inc., or Intellikine, we record the reimbursement or the achievement of the development milestone as research and development expense. In January 2012, Intellikine was acquired by Takeda Pharmaceutical Company Limited, or Takeda, acting through its Millennium business unit. We refer to our phosphoinositide-3-kinase, or PI3K, program licensor as Millennium.

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

Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, we have recorded a full valuation allowance against our otherwise recognizable net deferred tax assets as of March 31, 2012 and December 31, 2011.

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

Laboratory equipment	5 years
Computer equipment and software	3 to 5 years
Leasehold improvements	Shorter of lease term or useful life of asset
Furniture and fixtures	7 years

4. Stock-Based Compensation

Total stock-based compensation expense, related to all equity awards, for the three months ended March 31, 2012 and 2011 comprised the following:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
	(in thousands)
Effect of stock-based compensation on net loss by line item:
Research and development	$791	$729
General and administrative	713	665

As of March 31, 2012, we had approximately $9.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options, which are expected to be recognized over a weighted-average period of 2.8 years.

During the three months ended March 31, 2012, we granted options to purchase 1,195,813 shares of our common stock at a weighted average fair value of $4.66. During the three months ended March 31, 2011, we granted options to purchase 813,501 shares of our common stock at a weighted average fair value of $3.26. For the three months ended March 31, 2012 and 2011, the fair values were estimated using the Black-Scholes valuation model using the following weighted-average assumptions:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Risk-free interest rate	1.2%	2.4%
Expected annual dividend yield	—	—
Expected stock price volatility	63.6%	58.2%
Expected term of options	6.1 years	5.9 years

5. Cash, Cash Equivalents and Available-for-Sale Securities

The following is a summary of cash, cash equivalents and available-for-sale securities:

	March 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents due in 90 days or less	$23,462	$—	$—	$23,462
Available-for-sale securities:
Corporate obligations due in one year or less	53,344	41	(5)	53,380
Corporate obligations due in one to five years	4,740	1	(2)	4,739
Mortgage-backed securities due after ten years	584	64	—	648
U.S. government-sponsored enterprise obligations due in one year or less	140	—	—	140
U.S. government-sponsored enterprise obligations due in one to five years	22,596	1	(24)	22,573

Total available-for-sale securities	81,404	107	(31)	81,480

Total cash, cash equivalents and available-for-sale securities	$104,866	$107	$(31)	$104,942

	December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents due in 90 days or less	$24,197	$—	$—	$24,197
Available-for-sale securities:
Corporate obligations due in one year or less	60,593	29	(50)	60,572
Corporate obligations due in one to five years	5,937	8	(3)	5,942
Mortgage-backed securities due after ten years	603	56	—	659
U.S. government-sponsored enterprise obligations due in one year or less	335	—	—	335
U.S. government-sponsored enterprise obligations due in one to five years	24,250	2	(20)	24,232

Total available-for-sale securities	91,718	95	(73)	91,740

Total cash, cash equivalents and available-for-sale securities	$115,915	$95	$(73)	$115,937

We held 12 debt securities at March 31, 2012 that had been in an unrealized loss position for less than 12 months. The fair value on these securities was $33.8 million. We evaluated our securities for other-than-temporary impairments based on quantitative and qualitative factors. We considered the decline in market value for these 12 securities to be primarily attributable to current economic and market conditions. It is not more likely than not that we will be required to sell these securities, and we do not intend to sell these securities before the recovery of their amortized cost bases. Based on our analysis, we do not consider these investments to be other-than-temporarily impaired as of March 31, 2012.

As of March 31, 2012, we held seven financial institution and other corporate debt securities located in Australia, Switzerland, the Netherlands and the United Kingdom with a fair value of $19.8 million. None of these securities had gross unrealized losses as of March 31, 2012. These securities are short term in nature and are scheduled to mature within 12 months. Based on our analysis, we do not consider these investments to be other-than-temporarily impaired as of March 31, 2012.

There were no other-than-temporary impairments recognized for the three months ended March 31, 2012 and 2011. Realized gains on our available-for-sale securities were immaterial for the three months ended March 31, 2012 and 2011.

6. Fair Value

We use a valuation hierarchy for disclosure of the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. The classification of a financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. For our fixed income securities, we reference pricing data supplied by our custodial agent and nationally known pricing vendors, using a variety of daily data sources, largely readily-available market data and broker quotes. We validate the prices provided by our third party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our pricing services as of March 31, 2012 and December 31, 2011.

The following table provides the assets carried at fair value measured on a recurring basis as of March 31, 2012:

	Level 1	Level 2
	(in thousands)
Cash and cash equivalents	$23,462	$—
Corporate obligations (including commercial paper)	—	58,119
Mortgage-backed securities	—	648
U.S. government-sponsored enterprise obligations	—	22,713

Total	$23,462	$81,480

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

There have been no changes to the valuation methods during the three months ended March 31, 2012. We evaluate transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1 and Level 2 during the three months ended March 31, 2012. We had no available-for-sale securities that were classified as Level 3 at any point during the three months ended March 31, 2012 or during the year ended December 31, 2011.

Our long term debt due to Purdue entities is recorded at its accreted value at March 31, 2012 and December 31, 2011. The fair value of the long term debt was approximately $27 million as of March 31, 2012. The debt is categorized in Level 3 of the fair value hierarchy, because the determination of its fair value requires the use of unobservable inputs. We determined the fair value of the debt using a discounted cash flow model. The appropriate discount rate to be used in that model is the rate that we would be charged for a similar loan as of March 31, 2012. The rate is unobservable because there is no open market for the loan, and we therefore estimated the appropriate rate by obtaining rates on recently issued debt securities by other life sciences companies with similar credit ratings.

7. Collaborations

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

Mundipharma also has the option to include in the alliance certain products or product candidates that we may in-license during the discovery period by paying us a prescribed percentage of the up-front license fee or other acquisition cost, which percentage could be up to 60% of such fee or cost, and by funding research and development costs in the same manner as products or product candidates arising out of our internal discovery programs, as described below. If we in-license any product or product candidate during the discovery period for which current GLP (Good Laboratory Practice) toxicology studies have not been initiated, as we did with our PI3K inhibitor program in 2010, such products are automatically included in the alliance just as if they arose out of our internal discovery projects.

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

Research and Development Funding

For each alliance program other than FAAH, Mundipharma is obligated to reimburse us for research and development expenses we incur, up to an annual aggregate cap, until the later of December 31, 2013 and the commencement of the first Phase 3 clinical trial of a product candidate, which we refer to as the “transition date”. The funding caps for the years ending December 31, 2012 and December 31, 2013 are $110 million and $147.5 million, respectively. The funding caps for the year ended December 31, 2011 was $85 million. We are obligated to fund any activities in excess of the annual funding cap ourselves, which we did in 2011 primarily due to expanded clinical trial activities for saridegib, our lead Hedgehog program candidate, and the commencement of clinical development of IPI-145, our lead PI3K inhibitor program candidate. After the transition date for each product candidate, we are obligated to share equally with Mundipharma all research and development costs for such product candidate. We are recognizing revenue for reimbursed research and development services we perform for Mundipharma and Purdue. We recognized $24.2 million and $23.9 million in such revenue in the three months ended March 31, 2012 and 2011, respectively.

In October 2010, following completion of the first Phase 1 clinical trial of IPI-940, Mundipharma and Purdue exercised their rights to assume all worldwide development and commercialization activities and to fund all subsequent research, development and commercialization expenses for products arising out of our FAAH program. All expenses associated with activities we conduct related to the transition of the FAAH program to Purdue and Mundipharma are reimbursed by Purdue and Mundipharma, with such amounts not counting towards the annual funding cap. We recognized $2.3 million in revenue related to reimbursed research and development services for the transition of the FAAH program for the three months ended March 31, 2011. The amount of revenue related to reimbursed research and development services for the transition of the FAAH program for the three months ended March 31, 2012 was immaterial.

Opt-out and Termination Rights

Mundipharma has the right to opt out of any alliance program, except the Hedgehog program, for any reason on an annual basis in November of each year. In the event of an opt-out decision, Mundipharma would be obligated to continue to provide funding for, in the aggregate, 100% of our contractually budgeted research and development expenses for all programs included in the alliance for the calendar year following the date of such opt out, up to an annual cap. This funding commitment for the year ending December 31, 2013 is $51.3 million for our PI3K and early discovery programs.

Mundipharma has the right to opt out of the Hedgehog program, for any reason, in November 2013. Mundipharma is obligated to fund the Hedgehog program until it is required to make the decision to opt out or continue funding the program. If Mundipharma elects to opt out of participation in the Hedgehog program in November 2013, then Mundipharma would be obligated to make an immediate payment of $23.65 million to us, which we can use on any program then in the alliance. In addition, Mundipharma would be obligated to reimburse us for up to $23.65 million of additional expenses incurred during 2013 that are associated with the completion of Phase 2 clinical trials of saridegib that are ongoing at that time. If Mundipharma elects to continue participation in the Hedgehog program in November 2013, it would thereafter have the same annual opt-out right, and one-year residual funding obligation, that applies to the other alliance programs.

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

Royalties

Except with respect to products that have been in-licensed by us following initiation of current GLP (Good Laboratory Practice) toxicology studies, for which no royalties will be payable between the parties, we are obligated to pay Mundipharma a 5% royalty on net sales of the commercialized products until such time as Mundipharma has recovered all research and development expenses paid to us under the research program prior to the applicable transition date. After such cost recovery, we are obligated to pay a tiered, 1% to 3% royalty on U.S. net sales of those products. For products in which Mundipharma has opted-out of development prior to the transition date, we are obligated to pay royalties of 1% to 5% of worldwide net sales as a function of the stage of development of the applicable product candidate at the time of opt out. For products in which either party has opted-out of development following the transition date, the commercializing party is obligated to pay the other party a 5% royalty on net sales. Mundipharma is obligated to pay us a tiered, 10% to 20% royalty on annual net sales outside of the United States of each product arising out of the alliance, and Purdue is obligated to pay us a tiered, 10% to 20% royalty on annual net sales of FAAH products in the United States. Royalties are payable until the later to occur of the expiration of specified patent rights and the expiration of non-patent regulatory exclusivities in a country, provided that if royalties are payable solely on the basis of non-patent regulatory exclusivity, each of the rates above is reduced by one-half. In addition, all royalties payable under the strategic alliance agreements, whether by us, Mundipharma or Purdue, are subject to reduction on account of third party royalty payments or patent litigation damages or settlements, with any such reductions capped at 50% of the amounts otherwise payable during the applicable royalty payment period.

Securities Purchase and Line of Credit Agreements

In connection with the entry into the strategic alliance agreements, we also entered into a securities purchase agreement and a line of credit agreement in November 2008 with Purdue and its independent associated company, Purdue Pharma L.P., or PPLP. In March 2009, Purdue assigned its interest under the line of credit agreement to PPLP. See note 8 for a discussion of the line of credit agreement.

Under the securities purchase agreement, we issued and sold in two separate closings an aggregate of six million shares of our common stock and warrants to purchase up to an aggregate of six million shares of our common stock, for an aggregate purchase price of $75 million. An equal number of securities were sold to each purchaser. Warrants to purchase up to an aggregate of one million and two million shares of our common stock expired unexercised on July 1, 2010 and 2011, respectively. The remaining warrants to purchase up to an aggregate of three million shares of our common stock are currently exercisable at any time up to July 2, 2012 at an exercise price of $37.50 per share. The exercise price for the warrants will increase to $40.00 per share on July 2, 2012.

We recorded an aggregate of $59.3 million in deferred revenue associated with the grant of rights and licenses to Mundipharma and Purdue, which consisted of the excess of the amount paid for the purchased shares over the closing market price on the day before the equity closings and the value of the loan commitment asset (see note 8). We determined that the rights and licenses did not have stand-alone value, and we considered all of the obligations under the arrangement to be a single unit of accounting. There is no obligation for us to repay the $59.3 million and we are recognizing the deferred revenue ratably over 14 years, which is our estimated period of performance under the arrangement. We periodically review this estimate and may make adjustments as facts and circumstances dictate. We recognized $1.0 million in such revenue in each of the three months ended March 31, 2012 and 2011.

Millennium

In July 2010, we entered into a development and license agreement with Intellikine, as predecessor to Millennium, under which we obtained rights to discover, develop and commercialize pharmaceutical products targeting the delta and/or gamma isoforms of PI3K, including IPI-145. We paid a $13.5 million up-front license fee to obtain rights to this program. The entirety of this fee is included as research and development expense in the year ended December 31, 2010, although $8.5 million of this fee was paid in January 2011. In addition to developing IPI-145, we are seeking to identify additional novel delta, gamma and dual delta/gamma-specific inhibitors of PI3K for future development. We are recognizing these costs as research and development expense as they are incurred. We are obligated to pay up to an additional $21 million in success-based milestones for the development of two distinct product candidates, and up to $450 million in success-based milestones for the approval and commercialization of two distinct products. In addition, we are obligated to pay Millennium tiered royalties on net sales ranging from single digits to low teens upon successful commercialization of products licensed to us, which are payable until the later to occur of the last-to-expire of specified patent rights and the expiration of non-patent regulatory exclusivities in a country, subject to reduction in certain circumstances. During the second half of 2011, we paid Millennium $4.0 million in milestone payments associated with the initiation of two Phase 1 studies of IPI-145, which we recorded as research and development expense.

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

8. Long-Term Debt and Loan Commitment Asset from Purdue Entities

In connection with the strategic alliance with Purdue and Mundipharma, we also entered into a line of credit agreement with Purdue and PPLP. The extension of the line of credit at an interest rate below our incremental borrowing rate represented the transfer of additional value to us in the arrangement. As such, we recorded the fair value of the line of credit of $17.3 million as a loan commitment asset on our balance sheet in 2008. The fair value of the loan commitment asset was determined using a discounted cash flow model of the differential between the terms and rates of the line of credit and market rates. We amortized the loan commitment asset to interest expense until we drew down the line of credit in November 2011. We recorded approximately $0.4 million of related amortization expense in the three months ended March 31, 2011.

In November 2011, we borrowed $50 million under this line of credit, which we recorded as long-term debt. The loan matures and is payable in full, including principal and any accrued interest, on April 1, 2019, which we refer to as the maturity date, and will be subordinate to any senior indebtedness that we may incur. The loan bears interest at a fluctuating rate set at the prime rate on the business day prior to the funding of the loan and is reset on the last business day of each month ending thereafter. At the time of the borrowing, the prime rate was 3.25%. Interest is compounded on each successive three-month anniversary following the date of borrowing. The loan may be prepaid without penalty or premium prior to the maturity date. Even if we prepay the loan, we do not have the ability to borrow under the line of credit agreement again. We have certain rights to repay the loan in shares of our common stock as a share-settled obligation. Upon drawing down the $50 million under the line of credit agreement, we reclassified the loan commitment asset as a debt discount which reduced the debt on our balance sheet. The unamortized balance of the loan commitment asset was $12.7 million as of the date of borrowing. We are recording interest on the net amount borrowed using the effective interest method. We recorded $0.7 million of related interest expense in the three months ended March 31, 2012 using an effective interest rate of 7.29%. We expect to owe approximately $63.4 million in interest and principal at the maturity date, assuming the prime rate of interest remains at 3.25%.

9. Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2012	December 31, 2011
	(in thousands)
Accrued drug manufacturing costs	$4,445	$4,888
Accrued toxicology studies	486	1,232
Accrued compensation and benefits	3,643	6,287
Accrued clinical studies	2,178	2,977
Other	3,569	3,435

Total accrued expenses	$14,321	$18,819

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Overview

We are an innovative drug discovery and development company seeking to discover, develop and deliver to patients best-in-class medicines designed to address diseases with significant unmet need. We combine proven scientific expertise with a passion for developing novel small molecule drugs that target emerging disease pathways. Our programs focused on the inhibition of the Hedgehog pathway, the heat shock protein 90 chaperone system, and phosphoinositide-3-kinase are evidence of our innovative approach to drug discovery and development.

Hedgehog Pathway Inhibitor Program. Our lead product candidate is saridegib, also known as IPI-926, a novel, potent, oral molecule that inhibits the Hedgehog pathway by binding to the Smoothened receptor, a protein that plays a critical role in the malignant activation of the Hedgehog pathway. We believe that Smoothened inhibition represents a significant opportunity for addressing a number of cancers with high unmet need by disrupting malignant activation of the Hedgehog pathway through multiple, distinct mechanisms. We are evaluating saridegib in a randomized, double-blind, placebo-controlled Phase 2 clinical trial to assess the safety and efficacy of saridegib compared to placebo in approximately 140 patients with metastatic or locally advanced, inoperable chondrosarcoma, a rare and life-threatening cancer of the cartilage. We believe this trial is the first and only randomized clinical trial being conducted in this indication. We expect to complete enrollment in this trial in the second half of 2012 and to report data from this trial in the first half of 2013. If the data from this trial are compelling, we expect to discuss with the U.S. Food and Drug Administration and the European Medicines Agency the possibility of submitting a new drug application based on the Phase 2 data. Positive data from the chondrosarcoma trial may also support further clinical investigation in other sarcomas.

In addition, we have completed enrollment in the first cohort of 12 evaluable patients in an exploratory, open-label Phase 2 clinical trial evaluating the safety and efficacy of saridegib in patients with myelofibrosis, an incurable malignancy of the bone marrow. If we are able to demonstrate sufficient clinical benefit in the patients enrolled in this cohort, we expect to expand the trial to enroll up to 35 patients. We expect to report data from this trial in the second half of 2012. In addition, we may explore the development of saridegib in combination with other approved therapies for myelofibrosis.

We are currently in the process of obtaining and analyzing data from our discontinued randomized, double-blind, placebo-controlled Phase 2 clinical trial evaluating saridegib in combination with gemcitabine, a chemotherapy, in patients with previously untreated, metastatic, pancreatic cancer. The trial was discontinued in January 2012 following a preliminary analysis showing a difference in survival favoring the placebo plus gemcitabine treatment group due to a higher rate of progressive disease in the saridegib plus gemcitabine treatment group, and not a result of the safety profile of saridegib. We expect to present final data from this trial after our analyses are complete. We hope that analyses from this trial, coupled with data collected from an investigator-sponsored trial of saridegib and FOLFIRINOX that had been initiated in pancreatic cancer, will enable us to better understand the biology and mechanism underlying our Phase 2 trial results. Mundipharma International Corporation Limited, or Mundipharma, has commercialization rights outside of the United States for products arising out of our Hedgehog pathway inhibitor program.

Hsp90 Inhibitor Program. Retaspimycin hydrochloride (HCl), also known as IPI-504, is a novel, potent and selective inhibitor of heat shock protein 90, or Hsp90. Cancer cells depend on Hsp90 to maintain many proteins critical for cancer growth, proliferation and survival in a functional state. Certain anticancer therapies may enhance the dependency of cancer cells on Hsp90. Therefore, combining an Hsp90 inhibitor with another anticancer therapy may enhance cancer cell killing. Retaspimycin HCl is currently being evaluated in a randomized, double-blind, placebo-controlled Phase 2 clinical trial in combination with docetaxel, a chemotherapy, compared to placebo and docetaxel in approximately 200 patients with second- or third-line non-small cell lung cancer, or NSCLC, who are naive to docetaxel treatment and have a history of heavy smoking. Based on results from our Phase 1b trial in which we observed partial responses in patients with squamous cell carcinoma, we are stratifying patients in our Phase 2 trial based on pathological subtype. In addition, we are prospectively evaluating a novel biomarker that we believe may be predictive of response. We expect to complete enrollment in this trial in the second half of 2012 and to report data from this trial in the second half of 2013.

We are also enrolling patients in a Phase 1b/2 trial to explore the safety and efficacy of retaspimycin HCl in combination with everolimus, an mTOR inhibitor, in NSCLC patients with a KRAS mutation. The objective of this Phase 1b/2 trial is to determine the recommended dose for the combination treatment and to evaluate the safety and clinical activity of retaspimycin HCl in combination with everolimus. We expect to report top-line data from the dose escalation portion of this trial in the second half of 2012. We have worldwide development and commercialization rights for our Hsp90 inhibitor program, subject to a single-digit royalty obligation to our former collaboration partner.

PI3K Inhibitor Program. The phosphoinositide-3-kinases, or PI3Ks, are a family of enzymes involved in key immune cell functions, including cell proliferation and survival, cell differentiation and cellular trafficking. PI3K-delta and PI3K-gamma, two isoforms of PI3K, play key roles in inflammatory and autoimmune diseases. Additionally, in certain hematologic malignancies, PI3K-gamma and PI3K-delta contribute to the survival and proliferation of cancer cells. Therefore, inhibition of PI3K-delta and PI3K-gamma may have therapeutic potential across a broad range of inflammatory diseases and hematologic malignancies.

Our lead compound in this program is IPI-145, a potent, oral inhibitor of PI3K-delta and PI3K-gamma, which we are investigating in both inflammation and hematologic malignancies. We recently completed our Phase 1, randomized, double-blind, placebo-controlled trial of IPI-145 in healthy adult subjects designed to support development in inflammation. IPI-145 was well tolerated and data from this trial demonstrated a favorable pharmacokinetic and pharmacodynamic profile. We expect to present data from this study in the second half of 2012. IPI-145 has demonstrated activity in several preclinical models of inflammation, and we believe there is a broad range of opportunities, such as asthma, rheumatoid arthritis, Crohn’s disease and lupus, as well as smaller, specialty market opportunities. We expect to commence a Phase 2 trial in inflammation later this year.

Our second Phase 1 trial of IPI-145 is an open-label, dose-escalation study designed to evaluate the safety, pharmacokinetics and clinical activity of IPI-145 in patients with advanced hematologic malignancies. Following the determination of the maximum tolerated dose in the dose escalation phase of this study, we plan to conduct an expansion phase in patients with specific hematologic malignancies to further assess the safety and clinical activity of IPI-145. We expect to report data from this trial in the second half of 2012. We are also conducting discovery activities to identify additional PI3K-delta and/or PI3K-gamma inhibitors, which we believe will optimize the development of our portfolio of PI3K inhibitors across a broad range of indications. Mundipharma has commercialization rights outside of the United States for products arising from our PI3K inhibitor program.

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

Mundipharma also has the option to include in the alliance certain products or product candidates that we may in-license during the discovery period by paying us a prescribed percentage of the up-front license fee or other acquisition cost, which percentage could be up to 60% of such fee or cost, and by funding research and development costs in the same manner as products or product candidates arising out of our internal discovery programs, as described below. If we in-license any product or product candidate during the discovery period for which current GLP (Good Laboratory Practice) toxicology studies have not been initiated, as we did with our PI3K inhibitor program in 2010, such products are automatically included in the alliance just as if they arose out of our internal discovery projects.

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

Research and Development Funding

For each alliance program other than FAAH, Mundipharma is obligated to reimburse us for all research and development expenses we incur, up to an annual aggregate cap, until the later of December 31, 2013 and the commencement of the first Phase 3 clinical trial of a product candidate, which we refer to as the “transition date.” The funding caps for the years ending December 31, 2012 and December 31, 2013 are $110 million and $147.5 million, respectively. The funding caps for the year ended December 31, 2011 was $85 million. We are obligated to fund any activities in excess of the annual funding cap ourselves, which we did in 2011 primarily due to expanded clinical trial activities for saridegib and the commencement of clinical development of IPI-145. After the transition date for each product candidate, we are obligated to share equally with Mundipharma all research and development costs for such product candidate. We are recognizing revenue for reimbursed research and development services we perform for Mundipharma and Purdue. We recognized $24.2 million and $23.9 million in such revenue in the three months ended March 31, 2012 and 2011, respectively.

In October 2010, following the completion of the first Phase 1 clinical trial of IPI-940, Mundipharma and Purdue exercised their rights to assume all worldwide development and commercialization activities and to fund all subsequent research, development and commercialization expenses for products arising out of our FAAH program. All expenses associated with activities we conduct related to the transition of the FAAH program to Purdue and Mundipharma are reimbursed by Purdue and Mundipharma, with such amounts not counting towards the annual funding cap. We recognized $2.3 million in revenue related to reimbursed research and development services for the transition of the FAAH program for the three months ended March 31, 2011. The amount of revenue related to reimbursed research and development services for the transition of the FAAH program for the three months ended March 31, 2012 was immaterial.

Opt-out and Termination Rights

Mundipharma has the right to opt out of any alliance program, except the Hedgehog program, for any reason on an annual basis in November of each year. In the event of an opt-out decision, Mundipharma would be obligated to continue to provide funding for, in the aggregate, 100% of our contractually budgeted research and development expenses for all programs included in the alliance for the calendar year following the date of such opt out, up to an annual cap. This funding commitment for the year ending December 31, 2013 is $51.3 million for our PI3K and early discovery programs.

Mundipharma has the right to opt out of the Hedgehog program for any reason in November 2013. Mundipharma is obligated to fund the Hedgehog program until it is required to make the decision to opt out or continue funding the program. If Mundipharma elects to opt out of participation in the Hedgehog program in November 2013, then Mundipharma would be obligated to make an immediate payment of $23.65 million to us, which we can use on any program then in the alliance. In addition, Mundipharma would be obligated to reimburse us for up to $23.65 million of additional expenses incurred during 2013 that are associated with the completion of Phase 2 clinical trials of saridegib that are ongoing at that time. If Mundipharma elects to continue participation in the Hedgehog program in November 2013, it would thereafter have the same annual opt-out right, and one-year residual funding obligation, that applies to the other alliance programs.

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

Royalties

Except with respect to products that have been in-licensed by us following initiation of current GLP (Good Laboratory Practice) toxicology studies, for which no royalties will be payable between the parties, we are obligated to pay Mundipharma a 5% royalty on net sales of the commercialized products until such time as Mundipharma has recovered all research and development expenses paid to us under the research program prior to the applicable transition date. After such cost recovery, we are obligated to pay a tiered, 1% to 3% royalty on U.S. net sales of those products. For products in which Mundipharma has opted-out of development prior to the transition date, we are obligated to pay royalties of 1% to 5% of worldwide net sales as a function of the stage of development of the applicable product candidate at the time of opt out. For products in which either party has opted-out of development following the transition date, the commercializing party is obligated to pay the other party a 5% royalty on net sales. Mundipharma is obligated to pay us a tiered, 10% to 20% royalty on annual net sales outside of the United States of each product arising out of the alliance, and Purdue is obligated to pay us a tiered, 10% to 20% royalty on annual net sales of FAAH products in the United States. Royalties are payable until the later to occur of the expiration of specified patent rights and the expiration of non-patent regulatory exclusivities in a country, provided that if royalties are payable solely on the basis of non-patent regulatory exclusivity, each of the rates above is reduced by one-half. In addition, all royalties payable under the strategic alliance agreements, whether by us, Mundipharma or Purdue, are subject to reduction on account of third party royalty payments or patent litigation damages or settlements, with any such reductions capped at 50% of the amounts otherwise payable during the applicable royalty payment period.

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

The extension of the line of credit at an interest rate below our incremental borrowing rate represented the transfer of additional value to us in the arrangement. As such, we recorded the fair value of the line of credit of $17.3 million as a loan commitment asset, with the offset to deferred revenue, on our balance sheet in 2008. We began amortizing this asset to interest expense over the life of the loan arrangement, or 10 years, on April 1, 2009. We recorded approximately $0.4 million of related amortization expense in the three months ended March 31, 2011. Upon drawing down the $50 million under the line of credit agreement, we reclassified the loan commitment asset as a debt discount which reduced the debt on our balance sheet. We are recording interest on the net amount borrowed using the effective interest method. We recorded $0.7 million of related interest expense in the three months ended March 31, 2012 using an effective interest rate of 7.29%. We expect to owe approximately $63.4 million in interest and principal at the maturity date, assuming the prime rate of interest remains at 3.25%.

We recorded an aggregate of $59.3 million in deferred revenue associated with the grant of rights and licenses to Mundipharma and Purdue, which consisted of the excess of the amount paid for the purchased shares over the closing market price on the day before the equity closings and the value of the loan commitment asset. We determined that the rights and licenses did not have stand-alone value, and we considered all of the obligations under the arrangement to be a single unit of accounting. There is no obligation for us to repay the $59.3 million, and we are recognizing this deferred revenue ratably over 14 years, which is our estimated period of performance under the arrangement. We periodically review this estimate and may make adjustments as facts and circumstances dictate. We recognized $1.0 million in such revenue in each of the three months ended March 31, 2012 and 2011.

Millennium. In July 2010, we entered into a development and license agreement with Intellikine, Inc., or Intellikine, under which we obtained rights to discover, develop and commercialize pharmaceutical products targeting the delta and/or gamma isoforms of PI3K, including IPI-145. In January 2012, Intellikine was acquired by Takeda Pharmaceutical Company Limited, or Takeda, acting through its Millennium business unit. We refer to our PI3K program licensor as Millennium. We paid Millennium a $13.5 million up-front license fee. The entirety of this fee was included as research and development expense in the year ended December 31, 2010, although $8.5 million of this fee was paid in January 2011. In addition to developing IPI-145, we are seeking to identify additional novel delta, gamma and dual delta/gamma-specific inhibitors of PI3K for future development. We are obligated to pay up to an additional $21 million in success-based milestones for the development of two distinct product candidates, and up to $450 million in success-based milestones for the approval and commercialization of two distinct products. In addition, we are obligated to pay Millennium tiered royalties on net sales ranging from single digits to low teens upon successful commercialization of products licensed to us, which are payable until the later to occur of the expiration of specified patent rights and the expiration of non-patent regulatory exclusivities in a country, subject to reduction in certain circumstances. During the second half of 2011, we paid Millennium $4.0 million in milestone payments associated with the initiation of two Phase 1 studies of IPI-145, which we recorded as research and development expense.

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

Financial Overview

Revenue

All of our revenue to date has been derived from license fees, the reimbursement of research and development costs, contract service revenue and milestone payments received from our collaboration partners. License fees are recognized as revenue ratably over the expected research and development period under our arrangement with Mundipharma and Purdue. Because our agreements with Mundipharma and Purdue also provide for funding for our research and development efforts, we recognize this cost reimbursement as revenue in the period earned in proportion to our forecasted total expenses as compared to the total research funding budget for the year. In the future, we may generate revenue from a combination of product sales, research and development support services and milestone payments in connection with strategic relationships, and royalties resulting from the sales of products developed under licenses of our intellectual property. We expect that any revenue we generate will fluctuate from year to year as a result of the timing and amount of license fees, research and development reimbursement, milestone and other payments earned under our collaborative or strategic relationships, and the amount and timing of payments that we earn upon the sale of our products, to the extent any are successfully commercialized. If we fail to complete the development of our drug candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our financial statements, would be materially adversely affected.

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

There have been no material changes to our critical accounting policies during the three months ended March 31, 2012. Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2011 for a discussion of our critical accounting policies and significant judgments and estimates.

Results of Operations

The following tables summarize our results of operations for each of the three months ended March 31, 2012 and 2011, together with the change in these items in dollars and as a percentage:

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
	(in thousands)
Revenue	$25,202	$27,187	$(1,985)	(7)%
Research and development expense	(28,551)	(24,278)	(4,273)	18%
General and administrative expense	(6,812)	(4,876)	(1,936)	40%
Interest expense	(681)	(433)	(248)	57%
Interest and investment income	120	94	26	28%

Revenue

Our revenue during the three months ended March 31, 2012 consisted of approximately $24.2 million for reimbursed research and development services we performed under our strategic alliance with Mundipharma and Purdue, and $1.0 million from the amortization of the deferred revenue associated with the grant of rights and licenses under this alliance. Our revenue during the three months ended March 31, 2011 consisted of approximately $26.2 million for reimbursed research and development services, including $2.3 million in revenue related to reimbursed research and development services for the transition of the FAAH program, and $1.0 million from the amortization of the deferred revenue associated with the grant of rights and licenses under our alliance with Mundipharma and Purdue. The reimbursed research and development services revenue for the three months ended March 31, 2011 included the reimbursement of an $8.5 million license fee that was accrued as of December 31, 2010. This decrease in revenue was partially offset by higher reimbursed research and development expenses for our Hedgehog pathway and PI3K inhibitor programs incurred during the three months ended March 31, 2012.

Research and Development Expense

Research and development expense represented approximately 81% and 83% of our total operating expenses for the three months ended March 31, 2012 and 2011, respectively. The $4.3 million increase in research and development expense for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 was primarily attributable to an increase of $2.7 million in clinical expenses, an increase of $0.8 million in pharmaceutical development expenses and an increase of $0.7 million in compensation related expenses, which was primarily driven by the hiring of new research and development personnel and annual base salary increases. The increase was primarily associated with higher clinical and pharmaceutical development expenses for our Hedgehog pathway inhibitor program, and increased expenses in our Hsp90 inhibitor program, partially offset by decreased expenses associated with the FAAH inhibitor program.

We began to track and accumulate expenses by major program starting on January 1, 2006. These expenses primarily relate to payroll and related expenses for personnel working on the programs, process development and manufacturing, preclinical toxicology studies, clinical trial costs and allocated costs of facilities. During the three months ended March 31, 2012 and 2011, and from January 1, 2006 through March 31, 2012, we estimate that we incurred the following expenses by program:

Program	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	January 1, 2006 to March 31, 2012
	(in millions)
Hedgehog pathway inhibitor	$14.2	$10.5	$143.0
Hsp90 inhibitor	5.2	2.8	107.9
FAAH inhibitor	0.1	2.0	31.1
PI3K inhibitor	4.7	3.9	46.2

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

General and Administrative Expense

The increase in general and administrative expense for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 is primarily attributable to an increase of $0.7 million in early commercial development and other consulting expenses, an increase of $0.4 million in patent expenses, as well as an increase of $0.4 million in compensation expense attributable to headcount growth supporting our advancing research and development programs.

Interest Expense

Interest expense increased in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 due to our draw down of all available amounts under the $50 million line of credit from Purdue during November 2011. We expect interest expense in 2012 to be higher than in 2011 primarily as a result of our borrowing under the line of credit from Purdue.

Interest and Investment Income

Interest and investment income increased in the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 primarily due to the higher average balance of available-for-sale securities and cash equivalents. We expect interest and investment income in 2012 to be comparable to that in 2011.

Liquidity and Capital Resources

We have not generated any revenue from the sale of drugs to date, and we do not expect to generate any such revenue for the next several years, if at all. We have instead relied on the proceeds from sales of equity securities, interest on investments, license fees, expense reimbursement under our collaborations, milestone payments, contract service payments and debt to fund our operations. Our available-for-sale debt securities primarily trade in liquid markets, and the average days to maturity of our portfolio, as of March 31, 2012, is less than six months. Because our product candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability.

Our significant capital resources are as follows:

	March 31, 2012	December 31, 2011
	(in thousands)
Cash, cash equivalents and available-for-sale securities	$104,942	$115,937
Working capital	80,419	88,995

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Cash provided by (used in):
Operating activities	$(11,215)	$(9,139)
Investing activities	9,786	10,434
Capital expenditures (included in investing activities above)	(236)	(331)
Financing activities	694	8

Cash Flows

The principal use of cash in operating activities in all periods presented was our net spending on our research and development programs; that is, investments in research and development that are not reimbursed by our strategic alliance partners. Currently, spending on all of our research and development programs other than our Hsp90 program is reimbursed by Purdue and Mundipharma up to contractually specified annual caps. This cap was $85 million for the year ended December 31, 2011 and is $110 million for the year ended December 31, 2012. We exceeded the contractually budgeted amount for research and development funding from Mundipharma for the year ended December 31, 2011 and expect to do so again for the year ended December 31 2012. Our cash flow used in operating activities for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 increased primarily due to the higher net loss, partially offset by a license payment of $8.5 million paid in January 2011 for our PI3K program. Cash flows from operations in future periods can vary significantly due to the level of research and development reimbursement or future collaboration arrangements.

Net cash from investing activities for the period ended March 31, 2012 included $11.8 million in purchases of available-for-sale securities and proceeds of $21.8 million from maturities of available-for-sale securities. Capital expenditures in the three months ended March 31, 2012 primarily consisted of laboratory equipment.

Liquidity

We will need substantial additional funds to support our planned operations. We are entitled to receive up to $110 million and $147.5 million in research and development funding under our strategic alliance with Mundipharma for the years ending December 31, 2012 and 2013, respectively. In the absence of additional funding or business development activities and based on our current operating plans, we expect that our current cash and investments, together with research and development funding from Mundipharma, are sufficient to fund our planned operations into 2014. We may, however, need to raise additional funds before that date if our research and development expenses exceed our current expectations, if we do not receive the payments we expect to receive from Mundipharma and Purdue, if we acquire a third party or if we acquire or license rights to additional drug candidates or new technologies from one or more third parties. We may need to raise additional funds for other reasons, including if:

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

There have been no material changes to our contractual obligations and off-balance sheet arrangements during the three months ended March 31, 2012. Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2011 for a discussion of our judgments and estimates.

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

A hypothetical 100 basis point increase in interest rates would result in an approximate $0.6 million decrease in the fair value of our investments as of March 31, 2012, as compared to an approximate $0.8 million decrease as of December 31, 2011. We have the ability to hold our fixed income investments until maturity and, therefore, we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Our long-term debt bears interest at a fluctuating rate equal to the prime rate, reset each month. At the time of the borrowing, prime rate was 3.25%. A hypothetical 100 basis point increase in the prime rate on the outstanding debt amount as of March 31, 2012 would result in an increase in interest expense of approximately $0.4 million over the next 12 month period.

Item 4.	Controls and Procedures

Our management, with the participation of our principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our principal executive and financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

You should carefully consider the following risk factors, in addition to other information included in this quarterly report on Form 10-Q, in evaluating Infinity and our business. If any of the following risks occur, our business, financial condition and operating results could be materially adversely affected. These risk factors restate and supersede the risk factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Under our agreements with Mundipharma and Purdue, each agreement may be terminated on 60 days’ prior written notice if we were to materially breach such agreement and fail to cure such breach within the 60-day notice period. In addition, each of these strategic alliance agreements may be terminated in the event we experience a change in control or in the event that, during the period ending on December 31, 2013, either Adelene Perkins or Julian Adams is no longer a full-time executive of Infinity. Mundipharma also has the right to opt out of participation in the phosphoinositide-3-kinase, or PI3K, inhibitor program and/or any early discovery program in November of each calendar year, subject to 12 months of continued funding. In addition, Mundipharma has the right to opt out of continued development funding of our Hedgehog pathway program in November 2013, subject to prescribed residual funding obligations. If Mundipharma elects to continue participation in the Hedgehog program when it makes its next decision, it would thereafter have the annual November opt-out right, and one-year residual funding obligation, that applies to other programs in the alliance. Mundipharma may exercise its opt-out rights for any reason, including based on its subjective assessment of the quality of the clinical data we generate or the financial or other obligations it has to us. If Mundipharma were to exercise its right to opt out of a program or if Mundipharma or Purdue were to terminate its respective agreement, we may not have sufficient financial resources or capabilities to continue development and commercialization of products from the affected program, and our ability to attract a new alliance partner would be made more difficult.

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

We have a limited operating history for you to evaluate our business. We have no approved products and have generated no product revenue from sales. We have primarily incurred operating losses. As of March 31, 2012, we had an accumulated deficit of $279.8 million. We expect to continue to spend significant resources to fund the research and development of saridegib, retaspimycin HCl, IPI-145 and our other drug candidates. While we may have net income in future periods as the result of non-recurring collaboration revenue, we expect to incur substantial operating losses over the next several years as our clinical trial and drug manufacturing activities increase. As a result, we expect that our accumulated deficit will also increase significantly.

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

As of March 31, 2012, we had approximately $104.9 million in cash, cash equivalents and available-for-sale securities. We historically have invested these amounts in money market funds, corporate obligations, U.S. government-sponsored enterprise obligations, U.S. Treasury securities and mortgage-backed securities meeting the criteria of our investment policy, which is focused on the preservation of our capital. Corporate obligations may include obligations issued by corporations in countries other than the Unites States, including some issues that have not been guaranteed by governments and government agencies. Our investments are subject to general credit, liquidity, market and interest rate risks and instability in the global financial markets. We may realize losses in the fair value of these investments or a complete loss of these investments. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio may have a material adverse effect on our financial statements.

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

In building our product development pipeline, we have intentionally pursued targets with applicability across multiple therapeutic areas and indications. This approach gives us several product opportunities in oncology, inflammatory disease and pain, which are highly competitive and rapidly changing segments of the pharmaceutical industry. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs that target various diseases in these segments. We currently face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available. Moreover, there are a number of large pharmaceutical companies currently marketing and selling products in these segments including Bristol-Myers Squibb Company, the Roche Group and its subsidiary Genentech, Novartis AG and Pfizer, Inc. In addition to currently approved drugs, there are a significant number of drugs that are currently under development and may become available in the future for the treatment of various forms of cancer, inflammatory diseases and pain. We are also aware of a number of companies seeking to develop drug candidates directed to the same biological targets that our own drug candidates are designed to inhibit. Specifically, we are aware of numerous companies that have clinical development programs or have received FDA approval for compounds targeting the Hedgehog pathway, which is the target of saridegib. These companies include, without limitation, Genentech, Pfizer, Inc., Bristol Myers Squibb Company (through its collaboration with Exelixis, Inc.), Millennium, and Novartis AG. In addition, we believe the following companies are developing compounds that target Hsp90, which is the target of retaspimycin HCl: Synta Pharmaceuticals Corp., Novartis AG, Astex Pharmaceuticals, Inc., Daiichi Sankyo, Inc., Debiopharm Group, Exelixis, Inc., and Kyowa Hakko Kirin Co. Ltd. Also, we believe that Gilead Sciences, Inc. and Amgen Inc. are developing drugs that target the delta and/or gamma isoforms of PI3K.

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

Our commercial success will depend on whether there are third party patents or other intellectual property relevant to our potential products that may block or hinder our ability to develop and commercialize our drug candidates. We may not have identified all U.S. and foreign patents or published applications that may adversely affect our business either by blocking our ability to manufacture or commercialize our drugs or by covering similar technologies that adversely affect the applicable market. In addition, we may undertake research and development with respect to potential products, even when we are aware of third party patents that may be relevant to such potential products, on the basis that we may challenge or license such patents. For example, in our Hsp90 inhibitor program, we are conducting clinical trials evaluating the administration of retaspimycin HCl in combination with docetaxel and everolimus. We are aware of issued patents and published applications directed to combinations of Hsp90 inhibitors with a variety of therapeutic agents. We are also aware of patents and patent applications directed to methods of treating various disorders using a variety of Hsp90 inhibitors. In our Hedgehog pathway inhibitor program, we are aware of issued patents and published applications directed to cyclopamine-based inhibitors of the Hedgehog pathway, as well as to methods of treating various disorders using a variety of Hedgehog pathway inhibitors. We are in the process of evaluating the scope and validity of these patents and applications to determine whether we need to obtain one or more licenses.

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

The market price of our common stock has been and could continue to be subject to significant fluctuations. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the results of our current and any future clinical trials of our drug candidates;

•	the results of preclinical studies and planned clinical trials of our discovery-stage programs;

•	product portfolio decisions resulting in the delay or termination of our product development programs;

•	future sales of, and the trading volume in, our common stock, including the sale by entities associated with Purdue of the six million shares of our common stock that they currently own;

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

Our executive officers, directors, their respective affiliates and entities associated with Purdue control approximately 31% of our outstanding common stock and have the ability to influence the company through this ownership position. For example, as a result of this concentration of ownership, these stockholders, if acting together, may have the ability to affect the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger or similar transaction. This concentration of ownership may, therefore, harm the market price of our common stock by:

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

INFINITY PHARMACEUTICALS, INC.

Date: May 8, 2012	By:	/s/ ADELENE Q. PERKINS
Adelene Q. Perkins
President and Chief Executive Officer
(Principal Executive and Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description

3.1	Restated Certificate of Incorporation of the Registrant. Previously filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 000-31141) and incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Registrant. Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 17, 2009 (File No. 000-31141) and incorporated herein by reference.

4.1	Form of Common Stock Certificate. Previously filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-31141) and incorporated herein by reference.

4.2	Rights Agreement between the Registrant and American Stock Transfer & Trust Company dated February 13, 2003, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A junior participating preferred stock as Exhibit C. Previously filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on February 24, 2003 (File No. 000-31141) and incorporated herein by reference.

4.3	First Amendment to the Rights Agreement between the Registrant and American Stock Transfer & Trust Company dated April 11, 2006. Previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 12, 2006 (File No. 000-31141) and incorporated herein by reference.

4.4	Second Amendment to the Rights Agreement between the Registrant and American Stock Transfer & Trust Company, LLC dated November 19, 2008. Previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 20, 2008 (File No. 000-31141) and incorporated herein by reference.

31.1	Certification of principal executive and principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1	Certification of principal executive and principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101*	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.