Form 10-Q
period 2012-06-30
INFINITY PHARMACEUTICALS, INC.
filed 2012-08-07
CIK 1113148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on June 30, 2012: 27,269,697

INFINITY PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$19,651	$24,197
Available-for-sale securities	84,261	91,081
Unbilled accounts receivable from Purdue entities	—	218
Prepaid expenses and other current assets	3,368	2,485

Total current assets	107,280	117,981
Property and equipment, net	3,939	4,582
Long-term available-for-sale securities	647	659
Restricted cash	1,127	1,125
Other assets	56	143

Total assets	$113,049	$124,490

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$7,609	$5,952
Accrued expenses	15,488	18,819
Deferred revenue from Purdue entities	13,990	4,215

Total current liabilities	37,087	28,986
Long-term debt due to Purdue entities, net of debt discount	38,927	37,553
Deferred revenue from Purdue entities, less current portion	40,040	42,147
Other liabilities	387	371

Total liabilities	116,441	109,057
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Common Stock, $.001 par value; 100,000,000 shares authorized; 27,269,697 and 26,721,739 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	27	27
Additional paid-in capital	290,949	284,436
Accumulated deficit	(294,434)	(269,052)
Accumulated other comprehensive income	66	22

Total stockholders’ equity (deficit)	(3,392)	15,433

Total liabilities and stockholders’ equity (deficit)	$113,049	$124,490

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Collaborative research and development revenue from Purdue entities	$21,911	$19,957	$47,113	$47,143
Operating expenses:
Research and development	28,532	24,993	57,083	49,271
General and administrative	7,666	6,330	14,477	11,205

Total operating expenses	36,198	31,323	71,560	60,476

Loss from operations	(14,287)	(11,366)	(24,447)	(13,333)
Other income (expense):
Interest expense	(694)	(433)	(1,375)	(866)
Income from Massachusetts tax incentive award	193	—	193	—
Interest and investment income	127	69	247	162

Total other expense	(374)	(364)	(935)	(704)

Net loss	$(14,661)	$(11,730)	$(25,382)	(14,037)

Basic and diluted loss per common share	$(0.54)	$(0.44)	$(0.94)	(0.53)

Basic and diluted weighted average number of common shares outstanding	27,061,435	26,567,980	26,919,146	26,552,102

Other comprehensive loss:
Net unrealized holding gains (losses) on available-for-sale securities arising during the period	(10)	9	44	(11)

Comprehensive loss	$(14,671)	$(11,721)	$(25,338)	(14,048)

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2012	2011
Operating activities
Net loss	$(25,382)	$(14,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	853	1,162
Stock-based compensation, including 401(k) match	3,315	2,800
Net amortization of available-for-sale securities	641	512
Impairment of property and equipment	121	—
Amortization of debt discount from long-term debt due to Purdue entities	561	—
Amortization of loan commitment asset from Purdue entities	—	866
Other, net	30	34
Changes in operating assets and liabilities:
Unbilled accounts receivable	218	(69)
Prepaid expenses and other assets	(827)	(245)
Accounts payable, accrued expenses and other liabilities	(844)	(6,336)
Deferred revenue from Purdue entities	7,668	(2,318)

Net cash used in operating activities	(13,646)	(17,631)
Investing activities
Purchases of property and equipment	(331)	(636)
Purchases of available-for-sale securities	(54,581)	(59,176)
Proceeds from sales of available-for-sale securities	6,281	1,289
Proceeds from maturities of available-for-sale securities	54,533	73,058

Net cash provided by investing activities	5,902	14,535
Financing activities
Proceeds from issuances of common stock related to stock incentive plans	3,198	144
Capital lease payments	—	(3)

Net cash provided by financing activities	3,198	141

Net decrease in cash and cash equivalents	(4,546)	(2,955)
Cash and cash equivalents at beginning of period	24,197	20,417

Cash and cash equivalents at end of period	$19,651	$17,462

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

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012.

The information presented in the condensed consolidated financial statements and related footnotes at June 30, 2012, and for the three and six months ended June 30, 2012 and 2011, is unaudited, and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2011 have been derived from our audited financial statements. For further information, please refer to the consolidated financial statements and accompanying footnotes included in our annual report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the U.S. Securities and Exchange Commission on March 13, 2012.

3. Significant Accounting Policies

Cash Equivalents and Available-For-Sale Securities

Cash equivalents and available-for-sale securities primarily consist of money market funds, U.S. government-sponsored enterprise obligations, corporate obligations, and mortgage-backed securities. Corporate obligations include obligations issued by corporations in countries other than the United States, including some issues that have not been guaranteed by governments and government agencies. We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents, which consist of money market funds and a corporate obligation, are stated at fair value. They are also readily convertible to known amounts of cash and have such short-term maturities that each presents insignificant risk of change in value due to changes in interest rates. Our classification of cash equivalents is consistent with prior periods.

We determine the appropriate classification of available-for-sale securities at the time of purchase and reevaluate such designation at each balance sheet date. We have classified all of our marketable securities at June 30, 2012 and December 31, 2011 as “available-for-sale.” We carry available-for-sale securities at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity (deficit).

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

All of our revenues to date have been generated under research collaboration agreements. Revenue associated with the amortization of the deferred revenue associated with the grant of rights and licenses to, and reimbursed research and development services provided for, Mundipharma International Corporation Limited, or Mundipharma, and Purdue Pharmaceutical Products L.P., or Purdue, accounted for all of our revenue for the three and six months ended June 30, 2012 and 2011. Payments due from Mundipharma and Purdue represented our entire unbilled accounts receivable balance at December 31, 2011.

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

	At June 30,
	2012	2011
Stock options	7,662,752	6,910,907
Warrants	3,170,086	5,246,629

Warrants to purchase up to three million shares of our common stock set forth in the table above expired unexercised on July 2, 2012.

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

Under our strategic alliance with Mundipharma and Purdue, we recognize revenues from non-refundable, up-front license fees on a straight-line basis over the contracted or estimated period of performance, which is the research and development term. We regularly consider whether events warrant a change in the estimated period of performance under an agreement. Such a change would cause us to modify the period of time over which we recognize revenue from the up-front license fee on a prospective basis and would, in turn, result in changes in our quarterly and annual results. We recognize research and development funding as earned over the period of effort as related research and development costs are incurred in proportion to our forecasted total expenses as compared to the total expected research and development funding for the year. We recognize the impact of any change in forecasted total expenses or expected research and development funding as a change in accounting estimate and record the impact of that change on a prospective basis. On July 17, 2012, we mutually agreed with Mundipharma and Purdue to terminate the strategic alliance agreements. Further information regarding the terms and conditions of this termination, and the continuing obligations of the parties, is described below under Note 11, “Subsequent Event.” The estimated period of performance under these agreements will change during the three months ending September 30, 2012 as a result of their termination.

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

We evaluate factors such as the clinical, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment. We recognize revenues related to substantive milestones in full in the period in which the substantive milestone is achieved. If a milestone payment is not considered substantive, we recognize the applicable milestone over the remaining period of performance. Our strategic alliance with Mundipharma and Purdue did not include potential milestone payments.

We will recognize royalty revenue, if any, based upon actual and estimated net sales by the licensee of licensed products in licensed territories, and in the period the sales occur. We have not recognized any royalty revenue to date.

Research and Development Expense

Research and development expense consists of expenses incurred in performing research and development activities, including salaries and benefits, facilities expenses, overhead expenses, materials and supplies, preclinical expenses, clinical trial and related clinical manufacturing expenses, stock-based compensation expense, depreciation of equipment, contract services, and other outside expenses. We also include as research and development expense up-front license payments related to acquired technologies which have not yet reached technological feasibility and have no alternative use. We expense research and development costs as they are incurred. We have been a party to collaboration agreements in which we are reimbursed for work performed on behalf of the collaborator, as well as one in which we reimburse the collaborator for work it has performed. We record all appropriate expenses under our collaborations as research and development expense. If the arrangement provides for reimbursement of research and development expenses, as was the case with our alliance with Mundipharma and Purdue, we record the reimbursement as revenue. If the arrangement provides for us to reimburse the collaborator for research and development expenses or achieving a development milestone for which a payment is due, as is the case with our agreement with Intellikine, Inc., or Intellikine, we record the reimbursement or the achievement of the development milestone as research and development expense. In January 2012, Intellikine was acquired by Takeda Pharmaceutical Company Limited, or Takeda, acting through its Millennium business unit. We refer to our phosphoinositide-3-kinase, or PI3K, program licensor as Millennium.

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

Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, we have recorded a full valuation allowance against our otherwise recognizable net deferred tax assets as of June 30, 2012 and December 31, 2011.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the applicable assets. Application development costs incurred for computer software developed or obtained for internal use are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from the respective account, and the resulting gain or loss, if any, is included in current operations. Amortization of leasehold improvements and capital leases is included in depreciation expense. Repairs and maintenance charges that do not increase the useful life of the assets are charged to operations as incurred. Property and equipment are depreciated over the following periods:

Laboratory equipment	5 years
Computer equipment and software	3 to 5 years
Leasehold improvements	Shorter of lease term or useful life of asset
Furniture and fixtures	7 years

4. Stock-Based Compensation

Total stock-based compensation expense, related to all equity awards, for the three and six months ended June 30, 2012 and 2011 comprised the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Effect of stock-based compensation on net loss by line item:
Research and development	$808	$676	$1,599	$1,406
General and administrative	1,003	730	1,716	1,394

As of June 30, 2012, we had approximately $9.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options, which are expected to be recognized over a weighted-average period of 2.6 years.

During the three months ended June 30, 2012, two members of our board of directors retired, and we extended these directors’ rights to exercise their vested stock options from 90 days following their retirement to two years following their retirement. In connection with this extension, we recognized an additional $0.3 million of stock-based compensation expense during the three and six months ended June 30, 2012 with respect to the modification of these awards.

During the six months ended June 30, 2012, 517,171 stock options were exercised, with a weighted-average exercise price of $6.18.

During the six months ended June 30, 2012, we granted options to purchase 1,318,813 shares of our common stock at a weighted average fair value of $4.91. During the six months ended June 30, 2011, we granted options to purchase 995,801 shares of our common stock at a weighted average fair value of $3.31. For the three and six months ended June 30, 2012 and 2011, the fair values were estimated using the Black-Scholes valuation model using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Risk-free interest rate	0.98%	2.2%	1.21%	2.4%
Expected annual dividend yield	—	—	—	—
Expected stock price volatility	63.0%	57.5%	63.5%	58.1%
Expected term of options	5.9 years	5.9 years	6.1 years	5.9 years

5. Cash, Cash Equivalents and Available-for-Sale Securities

The following is a summary of cash, cash equivalents and available-for-sale securities:

	June 30, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents due in 90 days or less	$19,651	$—	$—	$19,651
Available-for-sale securities:
Corporate obligations due in one year or less	64,633	27	(30)	64,630
Corporate obligations due in one to five years	2,117	1	—	2,118
Mortgage-backed securities due after ten years	575	72	—	647
U.S. government-sponsored enterprise obligations due in one year or less	3,921	—	(1)	3,920
U.S. government-sponsored enterprise obligations due in one to five years	13,596	2	(5)	13,593

Total available-for-sale securities	84,842	102	(36)	84,908

Total cash, cash equivalents and available-for-sale securities	$104,493	$102	$(36)	$104,559

	December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents due in 90 days or less	$24,197	$—	$—	$24,197
Available-for-sale securities:
Corporate obligations due in one year or less	60,593	29	(50)	60,572
Corporate obligations due in one to five years	5,937	8	(3)	5,942
Mortgage-backed securities due after ten years	603	56	—	659
U.S. government-sponsored enterprise obligations due in one year or less	335	—	—	335
U.S. government-sponsored enterprise obligations due in one to five years	24,250	2	(20)	24,232

Total available-for-sale securities	91,718	95	(73)	91,740

Total cash, cash equivalents and available-for-sale securities	$115,915	$95	$(73)	$115,937

We held 15 debt securities at June 30, 2012 that had been in an unrealized loss position for less than 12 months. The fair value on these securities was $39.4 million. We evaluated our securities for other-than-temporary impairments based on quantitative and qualitative factors. We considered the decline in market value for these 15 securities to be primarily attributable to current economic and market conditions. It is not more likely than not that we will be required to sell these securities, and we do not intend to sell these securities before the recovery of their amortized cost bases. Based on our analysis, we do not consider these investments to be other-than-temporarily impaired as of June 30, 2012.

As of June 30, 2012, we held 10 financial institution and other corporate debt securities located in the Netherlands, Australia, Switzerland, and Japan with a fair value of $32.6 million. Four of these securities had gross unrealized losses totaling $13 thousand as of June 30, 2012. These securities are short-term in nature and are scheduled to mature within 12 months. Based on our analysis, we do not consider these investments to be other-than-temporarily impaired as of June 30, 2012.

There were no other-than-temporary impairments recognized for the three and six months ended June 30, 2012 and 2011. Realized gains on our available-for-sale securities were immaterial for the three and six months ended June 30, 2012 and 2011.

6. Fair Value

We use a valuation hierarchy for disclosure of the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. The classification of a financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. For our fixed income securities, we reference pricing data supplied by our custodial agent and nationally known pricing vendors, using a variety of daily data sources, largely readily-available market data and broker quotes. We validate the prices provided by our third party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our pricing services as of June 30, 2012 and December 31, 2011.

The following table provides the assets carried at fair value measured on a recurring basis as of June 30, 2012:

	Level 1	Level 2
	(in thousands)
Cash and cash equivalents	$18,691	$960
Corporate obligations (including commercial paper)	—	66,748
Mortgage-backed securities	—	647
U.S. government-sponsored enterprise obligations	—	17,513

Total	$18,691	$85,868

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

There have been no changes to the valuation methods during the six months ended June 30, 2012. We evaluate transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1 and Level 2 during the six months ended June 30, 2012. We had no available-for-sale securities that were classified as Level 3 at any point during the six months ended June 30, 2012 or during the year ended December 31, 2011.

Our long-term debt due to Purdue entities is recorded at its accreted value at June 30, 2012 and December 31, 2011. The fair value of the long-term debt was approximately $33 million as of June 30, 2012. The debt is categorized as Level 3 of the fair value hierarchy, because the determination of its fair value requires the use of unobservable inputs. We determined the fair value of the debt using a discounted cash flow model. The appropriate discount rate to be used in that model is the rate that we would be charged for a similar loan as of June 30, 2012. The rate is unobservable because there is no open market for the loan, and we therefore estimated the appropriate rate by obtaining rates on recently issued debt securities by other life sciences companies with similar credit ratings. Further information regarding our long-term debt to Purdue entities is described below under the heading Note 11, “Subsequent Event.”

7. Collaborations

Mundipharma and Purdue

Scope

In November 2008, we entered into a strategic alliance with Mundipharma and Purdue to develop and commercialize pharmaceutical products. On July 17, 2012, we mutually agreed with Mundipharma and Purdue to terminate the strategic alliance agreements. The alliance was governed by strategic alliance agreements that we entered into with each of Mundipharma and Purdue. The agreement with Purdue was focused on the development and commercialization in the United States of products targeting fatty acid amide hydrolase, or FAAH. The agreement with Mundipharma was focused on the development and commercialization outside of the United States of all products and product candidates covered by the alliance, including those targeting FAAH. The alliance included product candidates that inhibit or target the Hedgehog pathway, FAAH, phosphoinositide-3-kinase, or PI3K, and product candidates arising out of our early discovery projects in all disease fields. Our heat shock protein 90, or Hsp90, program was expressly excluded from the alliance. Further information regarding the terms and conditions of this termination, and the continuing obligations of the parties, is described below under Note 11, “Subsequent Event.”

We had responsibility and decision-making authority for the development of all of our product candidates and performance of early discovery projects on a worldwide basis. There were no joint steering or similar committees for the alliance. Except with respect to products targeting FAAH, for which Mundipharma and Purdue had global commercialization rights, we had the right and responsibility to market and sell products arising from the alliance in the United States, and Mundipharma had the right and responsibility to market and sell products arising from the alliance outside of the United States. Following entry into the strategic alliance agreements, we considered Mundipharma, Purdue and their respective associated entities to be related parties for financial reporting purposes because of their equity ownership in Infinity.

Research and Development Funding

For each alliance program other than FAAH, Mundipharma was obligated to reimburse us for research and development expenses we incurred, up to an annual aggregate cap under the terms of the strategic alliance agreements. The funding caps for the years ending December 31, 2011 and 2012 were $85 million and $110 million, respectively. We were obligated to fund any activities in excess of the annual funding cap ourselves, which we did in 2011 primarily due to expanded clinical trial activities for saridegib, a product targeting the Hedgehog program, and the commencement of clinical development of IPI-145, our lead PI3K inhibitor program candidate. We recognized revenue for reimbursed research and development services we performed for Mundipharma and Purdue, including $20.9 million and $45.0 million in such revenue in the three and six months ended June 30, 2012, respectively. We recognized $18.4 million and $42.1 million in such revenue in the three and six months ended June 30, 2011, respectively. During the three months ended June 30, 2012, we discontinued company-sponsored development of saridegib (further described in Note 10, “Restructuring Activities”). Based on this event, we adjusted the total forecasted expenses for the programs in the strategic alliance with Mundipharma and Purdue. Additionally, as a result of the discontinuation of company-sponsored development of saridegib, we received indication in June 2012 that we may not receive the $55 million in budgeted research and development funding for the second half of 2012 from Mundipharma. Due to this uncertainty, we revised the budgeted research funding amount we expected to receive during 2012 from $110 million to $55 million, which we had already received. We recognized the impact of the changes in forecasted expenses and research and development funding as a change in accounting estimate prospectively during the three months ended June 30, 2012. This resulted in a decrease to revenue and an increase to loss from operations and net loss recognized for the three and six months ended June 30, 2012 by approximately $3.1 million. This change in accounting estimate increased loss per share by $0.12 for the three and six months ended June 30, 2012.

In October 2010, following completion of the first Phase 1 clinical trial of IPI-940, Mundipharma and Purdue exercised their rights to assume all worldwide development and commercialization activities and to fund all subsequent research, development and commercialization expenses for products arising out of our FAAH program. All expenses associated with activities we conduct related to the transition of the FAAH program to Purdue and Mundipharma were reimbursed by Purdue and Mundipharma, with such amounts not counting towards the annual funding cap. We recognized $0.6 million and $2.9 million in revenue related to reimbursed research and development services for the transition of the FAAH program for the three and six months ended June 30, 2011, respectively. The amount of revenue related to reimbursed research and development services for the transition of the FAAH program for the three and six months ended June 30, 2012 was immaterial.

Line of Credit Agreement

In connection with the strategic alliance with Mundipharma and Purdue, we also entered into a line of credit agreement with Purdue and its independent associated company, Purdue Pharma L.P., or PPLP, that provided for the borrowing by us of one or more unsecured loans up to an aggregate maximum principal amount of $50 million. In March 2009, Purdue assigned its interest under the line of credit agreement to PPLP. The extension of the line of credit at an interest rate below our incremental borrowing rate represented the transfer of additional value to us in the arrangement. As such, we recorded the fair value of the line of credit of $17.3 million as a loan commitment asset on our balance sheet in 2008. The fair value of the loan commitment asset was determined using a discounted cash flow model of the differential between the terms and rates of the line of credit and market rates. We amortized the loan commitment asset to interest expense until we drew down the line of credit in November 2011. We recorded approximately $0.4 million and $0.9 million of related amortization expense in the three and six months ended June 30, 2011, respectively.

In November 2011, we borrowed $50 million under this line of credit, which we recorded as long-term debt. The loan would have matured and was payable in full, including principal and any accrued interest, on April 1, 2019, which we referred to as the maturity date, and would be subordinate to any senior indebtedness that we may incur. The loan bore interest at a fluctuating rate set at the prime rate on the business day prior to the funding of the loan and would reset on the last business day of each month ending thereafter. At the time of the borrowing, the prime rate was 3.25%. Interest was compounded on each successive three-month anniversary following the date of borrowing. The loan could have been prepaid without penalty or premium prior to the maturity date. Even if we prepaid the loan, we did not have the ability to borrow under the line of credit agreement again. We had certain rights to repay the loan in shares of our common stock as a share-settled obligation. Upon drawing down the $50 million under the line of credit agreement, we reclassified the loan commitment asset as a debt discount which reduced the debt on our balance sheet. The unamortized balance of the loan commitment asset was $12.7 million as of the date of borrowing. We record interest on the net amount borrowed using the effective interest method. We recorded $0.7 million and $1.4 million of related interest expense in the three and six months ended June 30, 2012, respectively, using an effective interest rate of 7.29%.

On July 17, 2012, we agreed to repay all outstanding amounts under the line of credit by issuing shares of our common stock to PPLP. Further information regarding the repayment of such amounts and the issuance of shares of our common stock is described below under Note 11, “Subsequent Event.”

2008 Securities Purchase Agreement

In connection with the strategic alliance with Mundipharma and Purdue, we also entered into a securities purchase agreement with Purdue and PPLP. Under the securities purchase agreement, we issued and sold in two separate closings an aggregate of six million shares of our common stock and warrants to purchase up to an aggregate of six million shares of our common stock, for an aggregate purchase price of $75 million. An equal number of securities were sold to each purchaser. As of June 30, 2012, warrants to purchase up to an aggregate of three million shares of our common stock expired without having been exercised. Additionally, as of July 2, 2012, warrants to purchase the remaining three million shares of our common stock expired without being exercised.

We recorded an aggregate of $59.3 million in deferred revenue associated with the grant of rights and licenses to Mundipharma and Purdue, which consisted of the excess of the amount paid for the purchased shares over the closing market price on the day before the equity closings and the value of the loan commitment asset. We determined that the rights and licenses did not have stand-alone value, and we considered all of the obligations under the arrangement to be a single unit of accounting. There is no obligation for us to repay the $59.3 million, and we have been recognizing the deferred revenue ratably over 14 years, which is our estimated period of performance under the arrangement. The estimated period of performance will change during the three months ended September 30, 2012 as a result of the termination of the strategic alliance agreements. We periodically review this estimate and may make adjustments as facts and circumstances dictate. We recognized $1.0 million in such revenue in each of the three months ended June 30, 2012 and 2011 and $2.1 million in such revenue in the six months ended June 30, 2012 and 2011.

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

Under the agreement, we obtained rights to direct all development and commercialization activities worldwide for products arising from the agreement for all therapeutic indications. For a product in which the first Phase 2 clinical trial conducted is in an oncology indication, which we refer to as an oncology product, Millennium will have the option, at the end of Phase 2 clinical development and upon payment of an option fee, to convert its royalty interest in U.S. sales into the right to share in 50% of profits and losses on U.S. development and commercialization, and to participate in up to 30% of the detailing effort for these products in the United States. Mundipharma had commercialization rights outside the United States for products arising out of our PI3K program through July 17, 2012.

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

8. Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2012	December 31, 2011
	(in thousands)
Accrued drug manufacturing costs	$4,245	$4,888
Accrued toxicology studies	341	1,232
Accrued compensation and benefits	5,369	6,287
Accrued clinical studies	2,287	2,977
Other	3,246	3,435

Total accrued expenses	$15,488	$18,819

9. Income from Massachusetts Tax Incentive Award

During the six months ended June 30, 2012, we recognized $0.2 million as other income. We were awarded a tax grant from the Commonwealth of Massachusetts for approximately $0.5 million for the year ended December 31, 2009, which is earned over a five year period based on headcount growth. As of June 30, 2012, we achieved the headcount growth for two years and therefore recognized a pro rata portion of the grant. As the amount received for the award is not related to our ordinary course of operations, we have recorded the amount as other income.

10. Restructuring Activities

In June 2012, we voluntarily stopped all company-sponsored clinical trials of saridegib, our Hedgehog pathway inhibitor, after a planned futility analysis of interim data from our Phase 2, double-blind, randomized, placebo-controlled study evaluating saridegib in patients with metastatic or locally advanced, inoperable chondrosarcoma showed that treatment with saridegib was similar to placebo and, therefore, the trial would not meet its primary endpoint. Following this analysis, we accelerated our review of data from 12 evaluable patients enrolled in our exploratory Phase 2 clinical trial evaluating saridegib in patients with myelofibrosis, which showed that the level of clinical activity observed in these patients did not satisfy our pre-specified criteria for expansion of the trial. We will continue to incur costs associated with the discontinuation of company-sponsored development of saridegib, but we do not expect these costs to be significant beyond 2012. We reallocated remaining resources to other potential development programs and product portfolio efforts and reduced our work force. In July 2012, we agreed with Mundipharma and Purdue to terminate our strategic alliance agreements, with the result that Mundipharma would have no further obligation to provide research and development funding to us (See Note 11, “Subsequent Event,” below), and therefore we undertook a subsequent workforce reduction. As a result of both of these work force reductions, we reduced our employee headcount by approximately 20% compared to our employee headcount as of December 31, 2011. In the second quarter of 2012, we incurred a restructuring expense related to the initial work force reduction for severance, benefits and related costs of approximately $1.4 million and expect to incur an additional $0.1 million in remaining expenses by the end of 2012. For the subsequent work force reduction, we expect to incur an additional restructuring expense of approximately $1.0 million in the third quarter of 2012. The following table summarizes the impact of the initial work force reduction on operating expenses and payments for the three months ended June 30, 2012 and the current liability remaining on the balance sheet as of June 30, 2012, in thousands:

	Charges Incurred Through June 30, 2012	Amounts Paid Through June 30, 2012	Amounts Accrued at June 30, 2012
Employee severance, benefits and related costs for initial work force reduction	$1,357	$(12)	$1,345

We have recorded and will record all associated restructuring expenses associated with the work force reductions as research and development and general and administrative expenses on the statement of operations and comprehensive loss. During the quarter ended June 30, 2012, we recognized an impairment loss of approximately $0.1 million related to lab equipment as a result of the discontinuation of company-sponsored development of saridegib which is not recorded in the table above.

11. Subsequent Event

Strategic Alliance Termination Agreements

On July 17, 2012, we terminated our strategic alliance agreements with Mundipharma and Purdue by entry into termination and revised relationship agreements with each of those entities. Under the terms of those agreements:

•

all intellectual property rights that we had previously licensed to Mundipharma and Purdue to develop and commercialize products under the previous strategic alliance agreements terminated, with the result that we have sole, worldwide development and commercialization rights to all product candidates that had previously been covered by the strategic alliance;

•	Mundipharma has no further obligation to provide research and development funding to us; and

•

we are obligated to pay Mundipharma and Purdue a 4% royalty in the aggregate (subject to reduction as described in the discussion of the securities purchase agreement below), on worldwide net sales of products that were covered by the alliance until such time as they have recovered approximately $260 million, representing the research and development expenses paid to us under the strategic alliance. After this cost recovery, we will owe: (i) Purdue a 1% royalty on net sales in the United States of products targeting FAAH that were subject to the strategic alliance, and (ii) Mundipharma a 1% royalty on net sales in the United States of all products that were subject to the strategic alliance other than those targeting FAAH.

Royalties are payable under these agreements until the later to occur of the last-to-expire of specified patent rights and the expiration of non-patent regulatory exclusivities in a country, provided that if royalties are payable solely on the basis of non-patent regulatory exclusivity, each of the royalty rates is reduced by 50%. In addition, royalties payable under these agreements after Mundipharma and Purdue have recovered all research and development expenses paid to us are subject to reduction on account of third party royalty payments or patent litigation damages or settlements required to be paid by us, with any such reductions capped at 50% of the amounts otherwise payable during the applicable royalty payment period.

Each of the agreements expires when the parties thereto have no further obligations to each other thereunder.

2012 Securities Purchase Agreement

On July 17, 2012, we executed a securities purchase agreement with PPLP and two entities associated with PPLP (collectively, the “BRP Entities”) under which we have agreed to issue and sell 5,416,565 shares (the “New Shares”) of our common stock to PPLP for an aggregate consideration of approximately $78.5 million. The consideration will be composed of: (i) conversion and cancellation of approximately $51.0 million in principal and interest due to PPLP under the line of credit agreement between us and PPLP, and (ii) $27.5 million in cash. The sale will occur at a closing, to take place on the third business day following the first date on which each of the closing conditions set forth in the agreement have been satisfied or waived, as further discussed below. At the closing, the line of credit agreement with PPLP will terminate in its entirety.

We agreed to file with the SEC, within 30 days following the closing, a registration statement covering the resale to the public by the BRP Entities of the New Shares. We also agreed to (i) use commercially reasonable efforts to cause such registration statement to be declared effective by the SEC within 90 days after the filing thereof and (ii) cause such registration statement to remain effective until all New Shares covered thereby have been sold or may be sold without volume restrictions pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended.

The securities purchase agreement also provides that, any time in the period beginning January 1, 2013 and ending December 31, 2018, in the event we propose to make an underwritten offering of our common stock, subject to certain limitations, the BRP Entities will have “piggyback” registration rights, which require us, at the election of the BRP Entities, to use our reasonable best efforts to cause to be included in such underwritten offering, common stock then held by the BRP Entities representing up to 20% of the total estimated maximum dollar amount of our common stock proposed to be sold in such underwritten offering.

In addition, the BRP Entities have agreed to enter into a lockup agreement if requested by us and/or the managing underwriters, placement agents or initial purchasers for any offering of our stock prior to December 31, 2013, pursuant to which the BRP Entities will agree not to, among other things, offer, sell or otherwise transfer or dispose of, directly or indirectly, any common stock held by the BRP Entities or to enter into any agreement that transfers, in whole or in part, any of the economic consequences of ownership of any common stock held by the BRP Entities, for a specified period of time requested by us, the managing underwriters, the placement agents or the initial purchasers.

The securities purchase agreement also terminates, as of July 17, 2012, all attendance rights to meetings of our board of directors held by the BRP Entities under a prior securities purchase agreement with PPLP and Purdue.

The sale and issuance of the New Shares is subject to the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions. If these conditions are not satisfied on or before September 30, 2012, or if at any time such conditions become impossible to fulfill, then at the election of either us or PPLP, the securities purchase agreement will terminate, and the respective obligations of us and PPLP to sell and purchase the New Shares will terminate.

In the event the securities purchase agreement terminates prior to the closing, we have agreed with PPLP to amend the line of credit agreement to provide, among other things, that principal and accrued interest thereunder would become due and payable on December 31, 2015. In addition, the highest aggregate royalty rate payable to Mundipharma and Purdue under the termination and revised relationship agreements would be lowered from 4% to 3%.

For the five years following the closing, the BRP Entities and each associated company holding shares of our common stock have agreed to be present at each regular or special meeting of our stockholders and to vote all of their shares as recommended by our board of directors in the proxy materials mailed to our stockholders in connection with such meeting, except that with respect to any proposal to amend our corporate charter or approve certain extraordinary transactions, all shares of our common stock that are owned by those entities that are not New Shares will be voted in proportion to the manner in which all of our stockholders (other than those entities) vote in respect of such proposal, regardless of the recommendation of our board of directors.

These transactions involve the issuance of equity, the retirement of debt, the reacquisition of development and commercialization rights, the termination of Mundipharma’s obligations to fund future research and development, and the termination of our ongoing obligation to Mundipharma related to research and development other than the payment of a small royalty in the event certain products are commercialized. Because of the complexity and multitude of issues in these transactions, we are in the process of finalizing our accounting treatment to record the excess of the combination of the cash to be received and liabilities to be relieved over the value of the equity we are required to issue.

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

Business Overview

We are an innovative drug discovery and development company seeking to discover, develop and deliver to patients best-in-class medicines designed to address diseases with significant unmet need. We combine proven scientific expertise with a passion for developing novel small molecule drugs that target emerging disease pathways. Our programs focused on the inhibition of phosphoinositide-3-kinase, heat shock protein 90, and fatty acid amide hydrolase are evidence of our innovative approach to drug discovery and development. We have worldwide rights to all of our development candidates and early discovery programs, subject to single-digit royalty obligations to our former development partners on any successfully commercialized products.

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

Our lead compound in this program is IPI-145, a potent, oral inhibitor of PI3K-delta and PI3K-gamma, which we are investigating in both inflammatory diseases and hematologic malignancies. We believe IPI-145 is the first delta-gamma inhibitor in the clinic. We recently completed our Phase 1, randomized, double-blind, placebo-controlled trial of IPI-145 in healthy adult subjects designed to support the development of IPI-145 in inflammatory diseases. IPI-145 was well tolerated in this trial, with no clinically significant changes in clinical laboratory values or vital signs. We expect to present additional data from this study at a medical meeting in the second half of 2012. In July 2012, we initiated a Phase 2a randomized, double-blind, placebo-controlled trial of IPI-145 in approximately 30 patients with mild asthma. The endpoints of this multi-dose, two-way cross-over study include safety, pharmacokinetics and FEV1, a standard measure of lung function. We are also planning to initiate a Phase 2a, randomized, placebo-controlled, global study of IPI-145 in patients with rheumatoid arthritis. This signal-finding trial is designed evaluate the safety and activity of multiple doses of IPI-145 in approximately 150 patients. We expect the trial to begin in the fourth quarter of 2012.

Our second Phase 1 trial of IPI-145 is an open-label, dose-escalation study designed to evaluate the safety, pharmacokinetics and clinical activity of IPI-145 in patients with advanced hematologic malignancies. In July 2012, we expanded the trial to enroll a cohort of approximately 30 patients with chronic lymphocytic leukemia, indolent non-Hodgkin’s lymphoma or mantle cell lymphoma. This cohort expansion allows us to obtain further safety and pharmacokinetic data, as well as to assess activity of IPI-145 administered at 25 mg twice daily. There have been confirmed investigator assessments of clinical response at lower dose levels, including 15 mg twice daily and less. To date, IPI-145 has been generally well tolerated in this trial, and dose escalation remains ongoing. We are also planning for additional cohort expansions in a range of hematologic malignancies once the maximum tolerated dose of IPI-145 is determined. The malignancies that may be evaluated in these cohort expansions include T-cell lymphomas, diffuse large B-cell lymphoma, acute lymphocytic leukemia and myeloproliferative malignancies. We expect to report data from this trial at a medical meeting in the second half of 2012.

We are also conducting discovery activities to identify additional PI3K-delta and/or PI3K-gamma inhibitors, which we believe will optimize the development of our portfolio of PI3K inhibitors across a broad range of indications. We expect to name our next development candidate in this program and begin IND-enabling studies by the end of 2012.

Hsp90 Inhibitor Program. Retaspimycin hydrochloride (HCl), also known as IPI-504, is a novel, potent and selective inhibitor of heat shock protein 90, or Hsp90. Cancer cells depend on Hsp90 to maintain many proteins critical for cancer growth, proliferation and survival in a functional state. Certain anticancer therapies may enhance the dependency of cancer cells on Hsp90. Therefore, combining an Hsp90 inhibitor with another anticancer therapy may enhance cancer cell killing. Retaspimycin HCl is currently being evaluated in a randomized, double-blind, placebo-controlled Phase 2 clinical trial in combination with docetaxel, a chemotherapy, compared to placebo and docetaxel in approximately 200 patients with second- or third-line non-small cell lung cancer, or NSCLC, who are naive to docetaxel treatment and have a history of heavy smoking. Based on results from our Phase 1b trial in which we observed partial responses in patients with squamous cell carcinoma, we are stratifying patients in our Phase 2 trial based on pathological subtype. In addition, we are prospectively evaluating a novel biomarker that we believe may be predictive of response. We expect to complete enrollment in this trial this autumn and to report data from this trial in the first half of 2013.

We are also enrolling patients in a Phase 1b/2 trial to explore the safety and efficacy of retaspimycin HCl in combination with everolimus, an inhibitor of the mammalian target of rapamycin, or mTOR, pathway, in NSCLC patients with a KRAS gene mutation. The objective of this Phase 1b/2 trial is to determine the recommended dose for the combination treatment and to evaluate the safety and clinical activity of retaspimycin HCl in combination with everolimus. We expect to report top-line data from the dose escalation portion of this trial in the second half of 2012.

FAAH Inhibitor Program. In July 2012, we reacquired from Purdue Pharmaceutical Products L.P., or Purdue, and Mundipharma International Corporation Limited, or Mundipharma, the global development and commercialization rights for products arising out of a program directed toward fatty acid amide hydrolase, or FAAH. It is believed that inhibition of FAAH may enable the body to bolster its own analgesic and anti-inflammatory response, and may have applicability in a broad range of painful or inflammatory conditions. The lead compound in our FAAH program is IPI-940, a novel, orally available inhibitor of FAAH with potential application for the treatment of a broad range of painful or inflammatory diseases. In October 2010, we reported top-line data from a Phase 1 randomized clinical trial of IPI-940 in 48 healthy adult volunteers demonstrating marked FAAH inhibition and increased anandamide levels. In addition, IPI-940 was well tolerated, with no observed dose-limiting toxicities or clinically significant changes in clinical laboratory values, vital signs or electrocardiogram parameters.

Hedgehog Pathway Inhibitor Program. In June 2012, we voluntarily stopped all company-sponsored clinical trials of saridegib, our lead Hedgehog pathway inhibitor, after a planned futility analysis of interim data from our Phase 2, double-blind, randomized, placebo-controlled study evaluating saridegib in patients with metastatic or locally advanced, inoperable chondrosarcoma showed that treatment with saridegib was similar to placebo and, therefore, the trial would not meet its primary endpoint. Following this analysis, we accelerated our review of data from 12 evaluable patients enrolled in our exploratory Phase 2 clinical trial evaluating saridegib in patients with myelofibrosis, which showed that the level of clinical activity observed in these patients did not satisfy our pre-specified criteria for expansion of the trial. Based on these analyses, we are voluntarily stopping both trials and conducting closeout activities. In both trials, saridegib was generally well tolerated. We expect to present the final data from these studies after all analyses are complete.

We are also currently in the process of obtaining and analyzing data from our discontinued randomized, double-blind, placebo-controlled Phase 2 clinical trial evaluating saridegib in combination with gemcitabine, a chemotherapy, in patients with previously untreated, metastatic, pancreatic cancer. The trial was discontinued in January 2012 following a preliminary analysis showing a difference in survival favoring the placebo plus gemcitabine treatment group due to a higher rate of progressive disease in the saridegib plus gemcitabine treatment group, and not a result of the safety profile of saridegib. We expect to present final data from this trial after our analyses are complete.

Collaboration Agreements

Mundipharma and Purdue

Scope

In November 2008, we entered into a strategic alliance with Mundipharma and Purdue to develop and commercialize pharmaceutical products. On July 17, 2012, we mutually agreed with Mundipharma and Purdue to terminate the strategic alliance agreements. The alliance was governed by strategic alliance agreements that we entered into with each of Mundipharma and Purdue. The agreement with Purdue was focused on the development and commercialization in the United States of products targeting fatty acid amide hydrolase, or FAAH. The agreement with Mundipharma was focused on the development and commercialization outside of the United States of all products and product candidates covered by the alliance, including those targeting FAAH. The alliance included product candidates that inhibit or target the Hedgehog pathway, FAAH, phosphoinositide-3-kinase, or PI3K, and product candidates arising out of our early discovery projects in all disease fields. Our heat shock protein 90, or Hsp90, program was expressly excluded from the alliance.

We had responsibility and decision-making authority for the development of all of our product candidates and performance of early discovery projects on a worldwide basis. There were no joint steering or similar committees for the alliance. Except with respect to products targeting FAAH, for which Mundipharma and Purdue had global commercialization rights, we had the right and responsibility to market and sell products arising from the alliance in the United States, and Mundipharma had the right and responsibility to market and sell products arising from the alliance outside of the United States. Following entry into the strategic alliance agreements, we considered Mundipharma, Purdue and their respective associated entities to be related parties for financial reporting purposes because of their equity ownership in Infinity.

Research and Development Funding

For each alliance program other than FAAH, Mundipharma was obligated to reimburse us for research and development expenses we incurred, up to an annual aggregate cap under the terms of the strategic alliance agreements. The funding caps for the years ending December 31, 2011 and 2012 were $85 million and $110 million, respectively. We were obligated to fund any activities in excess of the annual funding cap ourselves, which we did in 2011 primarily due to expanded clinical trial activities for saridegib and the commencement of clinical development of IPI-145, our lead PI3K inhibitor program candidate. We recognized revenue for reimbursed research and development services we performed for Mundipharma and Purdue, including $20.9 million and $45.0 million in such revenue in the three and six months ended June 30, 2012, respectively. We recognized $18.4 million and $42.1 million in such revenue in the three and six months ended June 30, 2011, respectively. During the three months ended June 30, 2012, we discontinued company-sponsored development of saridegib (see Note 10 “Restructuring Activities”, in our condensed consolidated financial statements). Based on this event, we adjusted the total forecasted expenses for the programs in the strategic alliance with Mundipharma and Purdue. Additionally, as a result of the discontinuation of company-sponsored development of saridegib, we received indication in June 2012 that we may not receive the $55 million in budgeted research and development funding for the second half of 2012 from Mundipharma. Due to this uncertainty, we revised the budgeted research funding amount we expected to receive during 2012 from $110 million to $55 million, which we already had received. We recognized the impact of the changes in forecasted expenses and research and development funding as a change in accounting estimate prospectively during the three months ended June 30, 2012. This resulted in a decrease to revenue and an increase to loss from operations and net loss recognized for the three and six months ended June 30, 2012 by approximately $3.1 million. This change in accounting estimate increased loss per share by $0.12 for the three and six months ended June 30, 2012.

In October 2010, following completion of the first Phase 1 clinical trial of IPI-940, Mundipharma and Purdue exercised their rights to assume all worldwide development and commercialization activities and to fund all subsequent research, development and commercialization expenses for products arising out of our FAAH program. All expenses associated with activities we conduct related to the transition of the FAAH program to Purdue and Mundipharma were reimbursed by Purdue and Mundipharma, with such amounts not counting towards the annual funding cap. We recognized $0.6 million and $2.9 million in revenue related to reimbursed research and development services for the transition of the FAAH program for the three and six months ended June 30, 2011, respectively. The amount of revenue related to reimbursed research and development services for the transition of the FAAH program for the three and six months ended June 30, 2012 was immaterial.

Line of Credit Agreement

In connection with the strategic alliance with Mundipharma and Purdue, we also entered into a line of credit agreement with Purdue and its independent associated company, Purdue Pharma L.P., or PPLP, that provided for the borrowing by us of one or more unsecured loans up to an aggregate maximum principal amount of $50 million. In March 2009, Purdue assigned its interest under the line of credit agreement to PPLP. The extension of the line of credit at an interest rate below our incremental borrowing rate represented the transfer of additional value to us in the arrangement. As such, we recorded the fair value of the line of credit of $17.3 million as a loan commitment asset on our balance sheet in 2008. The fair value of the loan commitment asset was determined using a discounted cash flow model of the differential between the terms and rates of the line of credit and market rates. We amortized the loan commitment asset to interest expense until we drew down the line of credit in November 2011. We recorded approximately $0.4 million and $0.9 million of related amortization expense in the three and six months ended June 30, 2011, respectively.

In November 2011, we borrowed $50 million under this line of credit, which we recorded as long-term debt. The loan would have matured and was payable in full, including principal and any accrued interest, on April 1, 2019, which we referred to as the maturity date, and would be subordinate to any senior indebtedness that we may incur. The loan bore interest at a fluctuating rate set at the prime rate on the business day prior to the funding of the loan and would reset on the last business day of each month ending thereafter. At the time of the borrowing, the prime rate was 3.25%. Interest was compounded on each successive three-month anniversary following the date of borrowing. The loan could have been prepaid without penalty or premium prior to the maturity date. Even if we prepaid the loan, we did not have the ability to borrow under the line of credit agreement again. We had certain rights to repay the loan in shares of our common stock as a share-settled obligation. Upon drawing down the $50 million under the line of credit agreement, we reclassified the loan commitment asset as a debt discount which reduced the debt on our balance sheet. The unamortized balance of the loan commitment asset was $12.7 million as of the date of borrowing. We record interest on the net amount borrowed using the effective interest method. We recorded $0.7 million and $1.4 million of related interest expense in the three and six months ended June 30, 2012, respectively, using an effective interest rate of 7.29%.

2008 Securities Purchase Agreement

In connection with the strategic alliance with Mundipharma and Purdue, we also entered into a securities purchase agreement with Purdue and PPLP. Under the securities purchase agreement, we issued and sold in two separate closings an aggregate of six million shares of our common stock and warrants to purchase up to an aggregate of six million shares of our common stock, for an aggregate purchase price of $75 million. An equal number of securities were sold to each purchaser. As of June 30, 2012, warrants to purchase up to an aggregate of three million shares of our common stock expired without having been exercised. Additionally, as of July 2, 2012, warrants to purchase the remaining three million shares of our common stock expired without being exercised.

We recorded an aggregate of $59.3 million in deferred revenue associated with the grant of rights and licenses to Mundipharma and Purdue, which consisted of the excess of the amount paid for the purchased shares over the closing market price on the day before the equity closings and the value of the loan commitment asset. We determined that the rights and licenses did not have stand-alone value, and we considered all of the obligations under the arrangement to be a single unit of accounting. There is no obligation for us to repay the $59.3 million, and we have been recognizing the deferred revenue ratably over 14 years, which is our estimated period of performance under the arrangement. The estimated period of performance will change during the three months ended September 30, 2012 as a result of the termination of the strategic alliance agreements. We periodically review this estimate and may make adjustments as facts and circumstances dictate. We recognized $1.0 million in such revenue in each of the three months ended June 30, 2012 and 2011 and $2.1 million in such revenue in the six months ended June 30, 2012 and 2011.

Strategic Alliance Termination Agreements

On July 17, 2012, we terminated our strategic alliance agreements with Mundipharma and Purdue by entry into termination and revised relationship agreements with each of those entities. Under the terms of those agreements:

•

all intellectual property rights that we had previously licensed to Mundipharma and Purdue to develop and commercialize products under the previous strategic alliance agreements terminated, with the result that we have sole, worldwide development and commercialization rights to all product candidates that had previously been covered by the strategic alliance;

•	Mundipharma has no further obligation to provide research and development funding to us; and

•

we are obligated to pay Mundipharma and Purdue a 4% royalty in the aggregate (subject to reduction as described in the discussion of the securities purchase agreement below), on worldwide net sales of products that were covered by the alliance until such time as they have recovered approximately $260 million, representing the research and development expenses paid to us under the strategic alliance. After this cost recovery, we will owe: (i) Purdue a 1% royalty on net sales in the United States of products targeting FAAH that were subject to the strategic alliance, and (ii) Mundipharma a 1% royalty on net sales in the United States of all products that were subject to the strategic alliance other than those targeting FAAH.

Royalties are payable under these agreements until the later to occur of the last-to-expire of specified patent rights and the expiration of non-patent regulatory exclusivities in a country, provided that if royalties are payable solely on the basis of non-patent regulatory exclusivity, each of the royalty rates is reduced by 50%. In addition, royalties payable under these agreements after Mundipharma and Purdue have recovered all research and development expenses paid to us are subject to reduction on account of third party royalty payments or patent litigation damages or settlements required to be paid by us, with any such reductions capped at 50% of the amounts otherwise payable during the applicable royalty payment period.

Each of the agreements expires when the parties thereto have no further obligations to each other thereunder.

2012 Securities Purchase Agreement

On July 17, 2012, we executed a securities purchase agreement with PPLP and two entities associated with PPLP (collectively, the “BRP Entities”) under which we have agreed to issue and sell 5,416,565 shares (the “New Shares”) of our common stock to PPLP for an aggregate consideration of approximately $78.5 million. The consideration will be composed of: (i) conversion and cancellation of approximately $51.0 million in principal and interest due and owing to PPLP under the line of credit agreement between us and PPLP, and (ii) $27.5 million in cash. The sale will occur at a closing, to take place on the third business day following the first date on which each of the closing conditions set forth in the agreement have been satisfied or waived, as further discussed below. At the closing, the line of credit agreement with PPLP will terminate in its entirety.

We agreed to file with the SEC, within 30 days following the closing, a registration statement covering the resale to the public by the BRP Entities of the New Shares. We also agreed to (i) use commercially reasonable efforts to cause such registration statement to be declared effective by the SEC within 90 days after the filing thereof and (ii) cause such registration statement to remain effective until all New Shares covered thereby have been sold or may be sold without volume restrictions pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended.

The securities purchase agreement also provides that, any time in the period beginning January 1, 2013 and ending December 31, 2018, in the event we propose to make an underwritten offering of our common stock, subject to certain limitations, the BRP Entities will have “piggyback” registration rights, which require us, at the election of the BRP Entities, to use our reasonable best efforts to cause to be included in such underwritten offering, common stock then held by the BRP Entities representing up to 20% of the total estimated maximum dollar amount of our common stock proposed to be sold in such underwritten offering.

In addition, the BRP Entities have agreed to enter into a lockup agreement if requested by us and/or the managing underwriters, placement agents or initial purchasers for any offering of our stock prior to December 31, 2013, pursuant to which the BRP Entities will agree not to, among other things, offer, sell or otherwise transfer or dispose of, directly or indirectly, any common stock held by the BRP Entities or to enter into any agreement that transfers, in whole or in part, any of the economic consequences of ownership of any common stock held by the BRP Entities, for a specified period of time requested by us, the managing underwriters, the placement agents or the initial purchasers.

The securities purchase agreement also terminates, as of July 17, 2012, all attendance rights to meetings of our board of directors held by the BRP Entities under a prior securities purchase agreement with PPLP and Purdue.

The sale and issuance of the New Shares is subject to the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions. If these conditions are not satisfied on or before September 30, 2012, or if at any time such conditions become impossible to fulfill, then at the election of either us or PPLP, the securities purchase agreement will terminate, and the respective obligations of us and PPLP to sell and purchase the New Shares will terminate.

In the event the securities purchase agreement terminates prior to the closing, we have agreed with PPLP to amend the line of credit agreement to provide, among other things, that principal and accrued interest thereunder would become due and payable on December 31, 2015. In addition, the highest aggregate royalty rate payable to Mundipharma and Purdue under the termination and revised relationship agreements would be lowered from 4% to 3%.

For the five years following the closing, the BRP Entities and each associated company holding shares of our common stock have agreed to be present at each regular or special meeting of our stockholders and to vote all of their shares as recommended by our board of directors in the proxy materials mailed to our stockholders in connection with such meeting, except that with respect to any proposal to amend our corporate charter or approve certain extraordinary transactions, all shares of our common stock that are owned by those entities that are not New Shares will be voted in proportion to the manner in which all of our stockholders (other than those entities) vote in respect of such proposal, regardless of the recommendation of our board of directors.

These transactions described above involve the issuance of equity, the retirement of debt, the reacquisition of development and commercialization rights, the termination of Mundipharma’s obligations to fund future research and development, and the termination of our ongoing obligation to Mundipharma related to research and development other than the payment of a small royalty in the event certain products are commercialized. Because of the complexity and multitude of issues in these transactions, we are in the process of finalizing our accounting treatment to record the excess of the combination of the cash to be received and liabilities to be relieved over the value of the equity we are required to issue.

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

Under the agreement, we obtained rights to direct all development and commercialization activities worldwide for products arising from the agreement for all therapeutic indications. For a product in which the first Phase 2 clinical trial conducted is in an oncology indication, which we refer to as an oncology product, Millennium will have the option, at the end of Phase 2 clinical development and upon payment of an option fee, to convert its royalty interest in U.S. sales into the right to share in 50% of profits and losses on U.S. development and commercialization, and to participate in up to 30% of the detailing effort for these products in the United States. Mundipharma had commercialization rights outside the United States for products arising out of our PI3K program through July 17, 2012.

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

Financial Overview

Revenue

All of our revenue to date has been derived from license fees, the reimbursement of research and development costs, contract service revenue and milestone payments received from our collaboration partners. License fees are recognized as revenue ratably over the expected research and development period under our arrangement with Mundipharma and Purdue. Because our agreements with Mundipharma and Purdue also provided for funding for our research and development efforts, we recognize this cost reimbursement as revenue in the period earned in proportion to our forecasted total expenses as compared to the total research funding budget for the year. In the future, we may generate revenue from a combination of product sales, research and development support services and milestone payments in connection with strategic relationships, and royalties resulting from the sales of products developed under licenses of our intellectual property. We expect that any revenue we generate will fluctuate from year to year as a result of the timing and amount of license fees, research and development reimbursement, milestone and other payments earned under our collaborative or strategic relationships, and the amount and timing of payments that we earn upon the sale of our products, to the extent any are successfully commercialized. If we fail to complete the development of our drug candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our financial statements, would be materially adversely affected.

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

Other Income and Expense

Interest and investment income typically consists of interest earned on cash, cash equivalents and available-for-sale securities, net of interest expense, and amortization of warrants. Interest expense included amortization of the loan commitment asset from Purdue entities, net, from April 2009 through November 2011 when we drew down the full $50 million loan available under the line of credit agreement. Interest expense also includes accrued interest on the long-term debt, including amortization of the debt discount.

Income from Massachusetts tax incentive award represents the pro-rata amount earned for an award we received for headcount growth.

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

There have been no material changes to our critical accounting policies during the six months ended June 30, 2012. Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2011 for a discussion of our critical accounting policies and significant judgments and estimates.

Results of Operations

The following tables summarize our results of operations for each of the three and six months ended June 30, 2012 and 2011, together with the change in these items in dollars and as a percentage:

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
	(in thousands)
Revenue	$21,911	$19,957	$1,954	10%
Research and development expense	(28,532)	(24,993)	(3,539)	14%
General and administrative expense	(7,666)	(6,330)	(1,336)	21%
Interest expense	(694)	(433)	(261)	60%
Income from Massachusetts incentive tax award	193	—	193	—
Interest and investment income	127	69	58	84%

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
	(in thousands)
Revenue	$47,113	$47,143	$(30)	—
Research and development expense	(57,083)	(49,271)	(7,812)	16%
General and administrative expense	(14,477)	(11,205)	(3,272)	29%
Interest expense	(1,375)	(866)	(509)	59%
Income from Massachusetts incentive tax award	193	—	193	—
Interest and investment income	247	162	85	52%

Revenue

Our revenue during the three and six months ended June 30, 2012 consisted of approximately $20.9 million and $45.0 million, respectively, for reimbursed research and development services we performed under our strategic alliance with Mundipharma and Purdue, and $1.0 million and $2.1 million, respectively, from the amortization of the deferred revenue associated with the grant of rights and licenses under this alliance. Our revenue during the three and six months ended June 30, 2011 consisted of approximately $19.0 million and $45.0 million, respectively, for reimbursed research and development services, including $0.6 million and $2.9 million, respectively, in revenue related to reimbursed research and development services for the transition of the FAAH program, and $1.0 million and 2.1 million, respectively, from the amortization of the deferred revenue associated with the grant of rights and licenses under our alliance with Mundipharma and Purdue. The increase in reimbursed research and development services revenue for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 is primarily due to increased internal effort and greater external expenses on our Hedgehog pathway inhibitor and PI3K inhibitor programs. The decrease in reimbursed research and development services revenue for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 is primarily due to reimbursement during the six months ended June 30, 2011 of an $8.5 million license fee that was accrued as of December 31, 2010. This decrease was offset by increased internal effort and greater external expenses on our Hedgehog pathway inhibitor and PI3K inhibitor programs during the six months ended June 30, 2012.

Research and Development Expense

Research and development expense represented approximately 79% and 80% of our total operating expenses for the three months ended June 30, 2012 and 2011, respectively. Research and development expense represented approximately 80% and 81% of our total operating expenses for the six months ended June 30, 2012 and 2011, respectively. The $3.5 million increase in research and development expense for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 was primarily attributable to an increase of $2.2 million in clinical expenses, primarily related to an increase in clinical activities principally for our Hsp90 and PI3K programs and an increase of $1.6 million in salary and benefit expenses, primarily related to a charge taken in connection with restructuring activities. Further information regarding restructuring activities is described below under the heading “Liquidity and Capital Resources—Organizational Restructuring.” The $7.8 million increase in research and development expense in the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 is primarily attributable to an increase of $4.9 million in clinical activities in our Hsp90, Hedgehog and PI3K programs and an increase of $2.2 million in salary and benefit expenses, primarily related to a charge for a reduction in force.

We began to track and accumulate costs by major program starting on January 1, 2006. These expenses primarily relate to payroll and related expenses for personnel working on the programs, process development and manufacturing, preclinical toxicology studies, clinical trial costs and allocated costs of facilities. During the three and six months ended June 30, 2012 and 2011, and from January 1, 2006 through June 30, 2012, we estimate that we incurred the following expenses by program:

Program	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	January 1, 2006 to June 30, 2012
	(in millions)
Hedgehog pathway inhibitor	$13.8	$12.5	$28.0	$23.0	$156.7
Hsp90 inhibitor	5.6	3.4	10.9	6.2	113.6
FAAH inhibitor	—	0.5	—	2.5	31.1
PI3K inhibitor	5.4	4.1	10.1	8.0	51.6

We expect expenses related to our Hedgehog pathway inhibitor program to decrease significantly as a result of the discontinuation of company-sponsored development. We do not believe that the historical costs associated with our lead drug development programs are indicative of the future costs associated with these programs nor represent what any other future drug development program we initiate may cost. Due to the variability in the length of time and scope of activities necessary to develop a drug candidate and uncertainties related to cost estimates and our ability to obtain marketing approval for our drug candidates, accurate and meaningful estimates of the total costs required to bring our product candidates to market are not available.

Because of the risks inherent in drug discovery and development, we cannot reasonably estimate or know:

•	the nature, timing and costs of the efforts necessary to complete the development of our programs;

•	the completion dates of these programs; or

•	the period in which material net cash inflows are expected to commence, if at all, from the programs described above and any potential future product candidates.

There is significant uncertainty regarding our ability to successfully develop any drug candidates. These risks include the uncertainty of:

•	the scope, rate of progress and cost of our clinical trials that we are currently running or may commence in the future;

•	the scope and rate of progress of our preclinical studies and other research and development activities;

•	clinical trial results;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights relating to our programs under development;

•	the terms and timing of any strategic alliance, licensing and other arrangements that we have or may establish in the future relating to our programs under development;

•	the cost and timing of regulatory approvals;

•	the cost of establishing clinical supplies of any product candidates; and

•	the effect of competing technological and market developments.

General and Administrative Expense

The increase in general and administrative expense for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 is primarily attributable to an increase of $0.8 million in new product planning and other consulting expenses, and an increase of $0.5 million in salaries and benefits expenses. The increase in general and administrative expense for the six months ended June 30, 2012 as compared to the six months end June 30, 2011 is primarily attributable to an increase of $1.5 million in new product planning and other consulting expenses and an increase of $1.2 million in salaries and benefits expenses.

Interest Expense

Interest expense increased in the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011 due to our draw down of the entire amount available under the $50 million line of credit from Purdue during November 2011. On July 17, 2012, we agreed to repay all outstanding amounts under the line of credit by issuing shares of our common stock. We expect our interest expense to decrease in the second half of 2012 assuming our repayment of the outstanding amounts (see Note 11, “Subsequent Event,” in our condensed consolidated financial statements).

Interest and Investment Income

Interest and investment income increased in the three and six months ended June 30, 2012 as compared to the three and six months ended June 30, 2011 primarily due to higher yields on our cash equivalents and available-for-sale securities and a higher average balance of our cash equivalents and available-for-sale securities. We expect interest and investment income in 2012 to be comparable to that in 2011.

Income from Massachusetts Tax Incentive Award

During the six months ended June 30, 2012, we recognized $0.2 million as other income. We were awarded a tax grant from the Commonwealth of Massachusetts for approximately $0.5 million for the year ended December 31, 2009, which is earned over a five year period based on headcount growth. As of June 30, 2012, we achieved the headcount growth for two years and therefore recognized a pro rata portion of the grant.

Liquidity and Capital Resources

We have not generated any revenue from the sale of drugs to date, and we do not expect to generate any such revenue for the next several years, if at all. We have instead relied on the proceeds from sales of equity securities, interest on investments, license fees, expense reimbursement under our collaborations, milestone payments, contract service payments and debt to fund our operations. Our available-for-sale debt securities primarily trade in liquid markets, and the average days to maturity of our portfolio, as of June 30, 2012, is less than six months. Because our product candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability.

Our significant capital resources are as follows:

	June 30, 2012	December 31, 2011
	(in thousands)
Cash, cash equivalents and available-for-sale securities	$104,559	$115,937
Working capital	70,193	88,995

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Cash provided by (used in):
Operating activities	$(13,646)	$(17,631)
Investing activities	5,902	14,535
Capital expenditures (included in investing activities above)	(331)	(636)
Financing activities	3,198	141

Cash Flows

The principal use of cash in operating activities in all periods presented was our net spending on our research and development programs: that is, investments in research and development that are not reimbursed by our strategic alliance partners. During the six months ended June 30, 2012 and 2011, spending on all of our research and development programs other than our Hsp90 program was reimbursed by Purdue and Mundipharma up to contractually specified annual caps. This cap was $85 million for the year ended December 31, 2011. For the year ending December 31, 2012, the funding cap under the terms of the strategic alliance agreement was $110 million. On July 17, 2012, though, we mutually agreed with Mundipharma and Purdue to terminate the strategic alliance agreements, and as a result, the research and development funding for 2012 is $55 million, which we already received during the six months ended June 30, 2012. We exceeded the contractually budgeted amount for research and development funding from Mundipharma for the year ended December 31, 2011. We expect to continue our investments in the PI3K program and discovery programs despite the discontinuation of research and development funding from Mundipharma as of July 17, 2012. Our cash flow used in operating activities for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 decreased primarily due to an increase in deferred revenue from Purdue entities partially offset by the higher net loss for the six months ended June 30, 2012. Our cash flow used in operating activities for the six months ended June 30, 2011 included a license payment of $8.5 million paid in January 2011 for our PI3K program. Cash flows from operations in future periods can vary significantly due to the level of research and development reimbursement or future collaboration arrangements. We expect to be obligated to make a $5 million milestone payment to Millennium in connection with the commencement of the phase 2 clinical trial of IPI-145 in patients with asthma. We expect to record this milestone payment as research and development expense in the three months ending September 30, 2012.

Net cash from investing activities for the six months ended June 30, 2012 included $54.6 million in purchases of available-for-sale securities and proceeds of $54.5 million from maturities of available-for-sale securities. Capital expenditures in the six months ended June 30, 2012 primarily consisted of laboratory equipment.

Net cash from financing activities for the six months ended June 30, 2012 included $3.2 million of proceeds from issuances of common stock related to stock incentive plans, primarily stock option exercises.

Liquidity

We will need substantial additional funds to support our planned operations. We expect that our current cash and investments, together with the $27.5 million in proceeds that we expect to receive from our stock issuance to PPLP, are sufficient to fund our planned operations into the second half of 2013. We may, however, seek to raise additional funds before that date for other reasons, including if:

•

we are unable to complete our planned sale of common stock to PPLP, which remains subject to the required clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions;

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

Historically, we have relied on our strategic alliance with Mundipharma and Purdue for a significant portion of our research and development funding needs. Mundipharma and Purdue provided us approximately $260 million in research and development funding during the term of our strategic alliance. Following the termination of the strategic alliance agreements with Mundipharma and Purdue on July 17, 2012, we will no longer be receiving funding from Mundipharma or Purdue and will have to use other resources available to us to cover our research and development expenses. Our efforts to raise sufficient capital to replace the funding we previously received under the terminated strategic alliance agreements may not be successful.

We may seek additional funding through public or private financings of equity or debt securities, but such financing may not be available on acceptable terms, or at all, particularly in light of current market conditions. In addition, the terms of our financings may be dilutive to, or otherwise adversely affect, holders of our common stock, and such terms may impact our ability to make capital expenditures or incur additional debt. We may also seek additional funds through arrangements with collaborators or other third parties, or through project financing. These arrangements would generally require us to relinquish or encumber rights to some of our technologies or drug candidates, and we may not be able to enter into such agreements on acceptable terms, if at all. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of our product development programs or to scale back, suspend or terminate our business operations.

Organizational Restructuring

In June 2012, we voluntarily stopped all company-sponsored clinical trials of saridegib, and in July 2012, we restructured our strategic alliance agreements with Mundipharma and Purdue such that we are no longer entitled to research and development funding. As a result, we implemented work force reductions totaling 20% of our employee headcount as of December 31, 2011, which we expect will result in approximately $2.5 million in total restructuring charges during the year ended December 31, 2012. Our initial work force reduction resulted in restructuring charges totaling $1.4 million related to severance, benefits and related costs for employees and was recorded in research and development expenses and general and administrative expenses in the three months ended June 30, 2012. Our subsequent work force reduction will be recorded during the second half of 2012. We expect to realize cost savings from this restructuring activity during 2013.

Contractual Obligations and Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet financing activities, including the use of structured finance, special purpose entities or variable interest entities.

There have been no material changes to our contractual obligations and off-balance sheet arrangements during the six months ended June 30, 2012. Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2011 for a discussion of our contractual obligations.

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

A hypothetical 100 basis point increase in interest rates would result in an approximate $0.6 million decrease in the fair value of our investments as of June 30, 2012, as compared to an approximate $0.8 million decrease as of December 31, 2011. We have the ability to hold our fixed income investments until maturity and, therefore, we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Our long-term debt bears interest at a fluctuating rate equal to the prime rate, reset each month. At the time of the borrowing, prime rate was 3.25%. A hypothetical 100 basis point increase in the prime rate on the outstanding debt amount as of June 30, 2012 would result in an increase in interest expense of approximately $0.4 million over the next 12 month period.

Item 4.	Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk of failure of our current drug candidates is high. To date, the data supporting our clinical development strategy for our drug candidates are derived solely from laboratory and preclinical studies and limited early-to-mid-stage clinical trials. Later clinical trials may not yield data consistent with earlier clinical trials, as was the case with our randomized Phase 2 clinical trial of saridegib in patients with pancreatic cancer, which we elected to discontinue in January 2012 following a preliminary analysis of data that did not confirm what was observed in the single-arm, Phase 1b portion of the study. Similarly, clinical responses seen in patients enrolled at early stages of a clinical trial may not be replicated in patients enrolled in that trial at a later time. In addition, adverse events observed in a small number of patients in early clinical trials may be seen in a greater number of patients in later studies and have greater statistical significance than previously anticipated. In the event that our clinical trials do not yield data consistent with earlier experience, it may be necessary for us to change our development strategy or abandon development of that drug candidate, either of which could result in delays, additional costs and a decrease in our stock price. It is impossible to predict when or if any of our drug candidates will prove safe or effective in humans or receive regulatory approval. These drug candidates may not demonstrate in patients the chemical and pharmacological properties ascribed to them in laboratory studies or early-stage clinical trials, and they may interact with human biological systems or other drugs in unforeseen, ineffective or harmful ways. If we are unable to discover or successfully develop drugs that are safe and effective in humans, we will not have a viable business.

We have a history of operating losses, expect to incur significant and increasing operating losses in the future, and may never be consistently profitable.

We have a limited operating history for you to evaluate our business. We have no approved products and have generated no product revenue from sales. We have primarily incurred operating losses. As of June 30, 2012, we had an accumulated deficit of $294.4 million. We expect to continue to spend significant resources to fund the research and development of retaspimycin HCl, IPI-145 and our other drug candidates. While we may have net income in future periods as the result of non-recurring collaboration revenue, we expect to incur substantial operating losses over the next several years as our clinical trial and drug manufacturing activities increase. As a result, we expect that our accumulated deficit will also increase significantly.

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

We will need substantial additional funds to support our planned operations. In the absence of additional funding or business development activities and based on our current operating plans, we expect that our current cash and investments, together with the $27.5 million in proceeds that we expect to receive from our stock issue to PPLP, are sufficient to fund our planned operations into the second half of 2013. In the absence of changes to our current operating plans, we will need to raise additional funds by that date. Our need to raise additional funds may be accelerated if our research and development expenses exceed our current expectation, if we acquire a third party or if we acquire or license rights to additional drug candidates or new technologies from one or more third parties. Our need to raise additional funds may also be accelerated for other reasons, including if:

•

we are unable to complete our planned sale of common stock to PPLP, which remains subject to the required clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other customary closing conditions;

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

Historically, we have relied on our strategic alliance with Mundipharma and Purdue for a significant portion of our research and development funding needs. Mundipharma and Purdue provided us approximately $260 million in research and development funding during the term of our strategic alliance. Following the termination of the strategic alliance agreements with Mundipharma and Purdue on July 17, 2012, we will no longer be receiving funding from Mundipharma or Purdue and will have to use other resources available to us to cover our research and development expenses. Our efforts to raise sufficient capital to replace the funding we previously received under the terminated strategic alliance agreements may not be successful.

We may seek additional funding through public or private financings of equity or debt securities, but such financing may not be available on acceptable terms, or at all, particularly in light of current market conditions. In addition, the terms of such financings may result in, among other things, dilution for stockholders or the incurrence of indebtedness that may impact our ability to make capital expenditures or incur additional debt. We may also seek additional funds through arrangements with collaborators or other third parties, or through project financing. These arrangements would generally require us to relinquish or encumber rights to some of our technologies or drug candidates, and we may not be able to enter into such arrangements on acceptable terms, if at all. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of our product development programs or to scale back, suspend or terminate our business operations.

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

We may not be able to execute our business strategy if we are unable to enter into alliances with other companies that can provide capabilities or funding for the development and commercialization of our drug candidates.

As part of our business strategy, we have historically entered, and expect to enter in the future, alliances with major biotechnology or pharmaceutical companies to jointly develop specific drug candidates and to jointly commercialize them if they are approved. In these alliances, we would expect our alliance partner to provide substantial funding, as well as significant capabilities in development, marketing and sales. We may not be successful in entering into any such alliances on favorable terms, if at all. Even if we do succeed in securing such alliances, we may not be able to maintain them if, for example, development or approval of a drug candidate is delayed or sales of an approved drug are disappointing. Furthermore, any delay in entering into alliances could delay the development and commercialization of our drug candidates and reduce their competitiveness, even if they reach the market. Any such delay related to our alliances could adversely affect our business.

If an alliance partner terminates or fails to perform its obligations under agreements with us, the development and commercialization of our drug candidates could be delayed or terminated.

If any future alliance partner does not devote sufficient time and resources to its alliance arrangements with us, we may not realize the potential commercial benefits of the arrangement, and our results of operations may be adversely affected. In addition, if any alliance partner were to breach or terminate its arrangements with us, the development and commercialization of the affected drug candidate could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue development and commercialization of the drug candidate on its own, and we may find it difficult to attract a new alliance partner for such drug candidate.

Much of the potential revenue from any alliance we may enter into in the future will likely consist of contingent payments, such as royalties payable on sales of any successfully developed drugs. Any such contingent revenue will depend upon our, and our alliance partner’s, ability to successfully develop, introduce, market and sell new products. In some cases, we will not be involved in these processes, and we will depend entirely on our alliance partners. Any of our future alliance partners may fail to develop or effectively commercialize these products because it:

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

In addition, we entered into a development and license agreement with Intellikine, Inc., or Intellikine, in 2010 under which we obtained rights to discover, develop and commercialize pharmaceutical products targeting the delta and/or gamma isoforms of PI3K, including IPI-145. In January 2012, Intellikine was acquired by Takeda Pharmaceutical Company Limited, or Takeda, acting through its Millennium business unit. We refer to our PI3K program licensor as Millennium. While our agreement with Millennium precludes Millennium from developing or commercializing products directed to the PI3K delta and/or gamma isoforms that meet certain selectivity criteria, Millennium may research, develop and commercialize such products that it was researching, developing or commercializing on its own or with a third party prior to its acquisition of Intellikine, and Millennium or other potential competitors may develop products directed to other isoforms of PI3K that could be competitive with our PI3K program.

If any future alliance partner fails to develop or effectively commercialize our drug candidates, we may not be able to develop and commercialize that drug independently, and our financial condition and operations would be negatively impacted.

We may encounter difficulties in managing organizational change, which could adversely affect our operations.

Our ability to manage changes to our organization effectively depends upon the continual improvement of our processes and procedures, and the preservation of our corporate culture. We may not be able to implement improvements in an efficient or timely manner, or maintain our corporate culture through organizational change. If we do not meet these challenges, we may be unable to take advantage of market opportunities, execute our business strategies or respond to competitive pressures, which in turn may give rise to inefficiencies that would increase our losses or delay our programs.

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

As part of our efforts to acquire businesses, technologies, products and product candidates or to enter into other significant transactions, we conduct business, legal and financial due diligence in an effort to identify and evaluate material risks involved in the transaction. We will also need to make certain assumptions regarding acquired product candidates, including, among other things, development costs, the likelihood of receiving regulatory approval and the market for such product candidates. If we are unsuccessful in identifying or evaluating all such risks or our assumptions prove to be incorrect, we might not realize some or all of the intended benefits of the transaction. If we fail to realize intended benefits from acquisitions we may consummate in the future, our business, and financial results could be adversely affected.

In addition, we will likely incur significant expenses in connection with our efforts, if any, to consummate acquisitions. These expenses may include fees and expenses for investment bankers, attorneys, accountants and other advisers in connection with our efforts, and could be incurred whether or not an acquisition is consummated. Even if we consummate a particular acquisition, we may incur as part of such acquisition substantial closure costs associated with, among other things, elimination of duplicate operations and facilities. In such case, the incurrence of these costs could adversely affect our financial results for particular quarterly or annual periods.

Our investments are subject to risks that may cause losses and affect the liquidity of these investments.

As of June 30, 2012, we had approximately $104.6 million in cash, cash equivalents and available-for-sale securities. We historically have invested these amounts in money market funds, corporate obligations, U.S. government-sponsored enterprise obligations, U.S. Treasury securities and mortgage-backed securities meeting the criteria of our investment policy, which is focused on the preservation of our capital. Corporate obligations may include obligations issued by corporations in countries other than the Unites States, including some issues that have not been guaranteed by governments and government agencies. Our investments are subject to general credit, liquidity, market and interest rate risks and instability in the global financial markets. We may realize losses in the fair value of these investments or a complete loss of these investments. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio may have a material adverse effect on our financial results.

The estimates and judgments we make, or the assumptions on which we rely, in preparing our condensed consolidated financial statements could prove inaccurate.

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses. Such estimates and judgments include those related to revenue recognition, accrued expenses, assumptions in the valuation of stock-based compensation and income taxes. We base our estimates and judgments on historical experience, facts and circumstances known to us and on various assumptions that we believe to be reasonable under the circumstances. These estimates and judgments, or the assumptions underlying them, may change over time or prove inaccurate. If this is the case, we may be required to restate our financial statements as we did in 2011, which could in turn subject us to securities class action litigation. Defending against such potential litigation relating to a restatement of our financial statements would be expensive and would require significant attention and resources of our management. Moreover, our insurance to cover our obligations with respect to the ultimate resolution of any such litigation may be inadequate. As a result of these factors, any such potential litigation could have a material adverse effect on our financial results and cause our stock price to decline.

Under our strategic alliance termination agreements, Mundipharma and Purdue continue to have the right to audit research and development expenses incurred by us during the term of our former strategic alliance, in order to verify the research and development funding amounts previously paid by Mundipharma and Purdue. Mundipharma has requested such an audit in the context of discussions regarding renegotiation of our strategic alliance agreements. If, as a result of any audit, it is determined that Mundipharma and Purdue have overpaid research and development expenses, we will be required to refund the amount of such overpayment, plus interest, and if such amount is material we may be required to restate prior period revenue.

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

To date, we have not obtained approval from the FDA or any foreign regulatory authority to market or sell any of our drug candidates. Our drug candidates are subject to extensive governmental regulations relating to development, clinical trials, manufacturing and commercialization. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required in the United States and in many foreign jurisdictions prior to the commercial sale of medicinal products like our drug candidates. For example, retaspimycin HCl, is being evaluated in Phase 2 clinical trials, which are intended to evaluate the safety and effectiveness of the drug candidate in a particular disease indication. In addition, we are conducting Phase 1 clinical trials to evaluate the safety and tolerability of IPI-145, the lead compound in our PI3K inhibitor program. If any of these trials are successful, we will need to conduct further clinical trials and apply for regulatory approval before we may market or sell any of our drug products. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the drug candidates we are developing, or may in the future develop, either alone or in collaboration with strategic alliance partners, will obtain marketing approval. In connection with the clinical trials of our current and future drug candidates, we face, among other risks, risks that:

•	the drug candidate may not prove to be safe or effective;

•	the results of later trials may not confirm positive results from earlier preclinical studies or clinical trials; and

•	the results may not meet the level of statistical significance required by the FDA or other regulatory authorities.

For example, in June 2012 we voluntarily stopped our Phase 2, double-blind, randomized, placebo-controlled study evaluating saridegib in patients with metastatic or locally advanced, inoperable chondrosarcoma and our exploratory Phase 2 clinical trial evaluating saridegib in patients with myelofibrosis after the studies showed that treatment with saridegib was similar to placebo or did not satisfy our pre-specified criteria for trial expansion. As a result, we terminated our development of saridegib.

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

We cannot predict whether we will encounter problems with any of our ongoing or planned clinical trials that will cause us or regulatory authorities to delay or suspend clinical trials or to delay the analysis of data from ongoing clinical trials. Any of the following could delay the clinical development of our drug candidates:

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

•

serious and unexpected drug-related side effects experienced by participants in our clinical trials, which may occur even if they were not observed in earlier trials or only observed in a limited number of participants;

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

The delay, suspension or discontinuation of any of our clinical trials, or a delay in the analysis of clinical data for our drug candidates, for any of the foregoing reasons, could adversely affect our efforts to obtain regulatory approval for and to commercialize our drug candidates, increase our operating expenses, and have a material adverse effect on our financial results.

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

A delay in our clinical trial activities could adversely affect our efforts to obtain regulatory approval for and to commercialize our drug candidates, increase our operating expenses, and have a material adverse effect on our financial results.

If we are unable to successfully develop companion diagnostics for our drug candidates, or experience significant delays in doing so, we may not realize the full commercial potential of our drug candidates.

An important component of our business strategy is to develop companion diagnostics for each of our drug candidates. For example, we are prospectively evaluating a molecular subpopulation of patients in our clinical trial evaluating retaspimycin HCl plus docetaxel in smokers with non-small cell lung cancer, for which development of an appropriate diagnostic test may be an important component of our future development and commercial strategy. There has been limited success to date industry wide in developing companion diagnostics. To be successful, we will need to address a number of scientific, technical and logistical challenges. Companion diagnostics are subject to regulation by the FDA and similar regulatory authorities outside the United States as medical devices and require separate regulatory approval prior to commercialization. We have limited experience in the development of diagnostics and may not be successful in developing appropriate diagnostics to pair with any of our drug candidates that receive marketing approval. Given our limited experience in developing diagnostics, we expect to rely, in part, on third parties for their design and manufacture. If we, or any third parties that we engage to assist us, are unable to successfully develop companion diagnostics for our drug candidates, or experience delays in doing so, the development of our drug candidates may be adversely affected, our drug candidates may not receive marketing approval and we may not realize the full commercial potential of any drug candidates that receive marketing approval.

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

Contract manufacturers may also encounter difficulties involving production yields or delays in performing their services. We do not have control over third party manufacturers’ performance and compliance with applicable regulations and standards. If, for any reason, our manufacturers cannot perform as agreed, we may be unable to replace such third party manufacturers in a timely manner and the production of our drug candidates would be interrupted, resulting in delays in clinical trials and additional costs. Switching manufacturers may be difficult because the number of potential manufacturers is limited and, depending on the type of material manufactured at the contract facility, the change in contract manufacturer must be submitted to and/or approved by the FDA and comparable regulatory authorities outside of the United States. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our drug candidates after receipt of regulatory approval. It may be difficult or impossible for us to find a replacement manufacturer on acceptable terms quickly, or at all.

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

We have commercialization rights to all product candidates in our portfolio, but we currently have limited marketing, sales and distribution experience and capabilities.

We currently have global commercialization rights for products arising out of our all of our development programs. In order to successfully commercialize our drug candidates, we will need to, and we intend to, establish adequate marketing, sales and distribution capabilities for commercialization in the United States, and to seek a qualified partner with these capabilities for commercialization outside the United States. We may not successfully establish these capabilities or have sufficient resources to do so. If we do not establish adequate marketing, sales and distribution capabilities or engage a qualified partner, our ability to successfully commercialize any drug candidates that we successfully develop will be adversely affected, as will our financial results. Even if we do develop such capabilities, we will compete with other companies that have more experienced and well-funded marketing, sales and distribution operations, and we will incur additional expenses.

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

If any of our approved drugs fails to achieve market acceptance, we would not be able to generate significant revenue from those drugs, which may adversely impact our ability to become profitable.

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

Even if we receive regulatory approval for any of our drug candidates, we will have tested them in only a small number of patients during our clinical trials. If our applications for marketing are approved and more patients begin to use our products, new risks and side effects associated with our products may be discovered or previously observed risks and side effects may become more prevalent and/or clinically significant. In addition, supplemental clinical trials that may be conducted on a drug following its initial approval may produce findings that are inconsistent with the trial results previously submitted to regulatory authorities. As a result, regulatory authorities may revoke their approvals, or we may be required to conduct additional clinical trials, make changes in labeling of our product, reformulate our product or make changes and obtain new approvals for our and our suppliers’ manufacturing facilities. We also might have to withdraw or recall our products from the marketplace. Any safety concerns with respect to a product may also result in a significant drop in the potential sales of that product, damage to our reputation in the marketplace, or result in us becoming subject to lawsuits, including class actions. Any of these results could decrease or prevent any sales of our approved product or substantially increase the costs and expenses of commercializing and marketing our product.

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

We expect that private insurers will consider the efficacy, cost effectiveness and safety of our drug candidates in determining whether, and at what level, to approve reimbursement for our drug candidates. Obtaining these approvals can be a time consuming and expensive process. Our business would be materially adversely affected if we do not receive approval for reimbursement of our drug candidates from private insurers on a timely or satisfactory basis. Our business could also be adversely affected if private insurers, including managed care organizations, the Medicare and Medicaid programs or other reimbursing bodies or payors limit the indications for which our drug candidates will be reimbursed to a smaller set than we believe our drug candidates are effective in treating.

In some foreign countries, particularly Canada and the countries of Europe, the pricing of prescription pharmaceuticals is subject to strict governmental control. In these countries, pricing negotiations with governmental authorities can take six to 12 months or longer after the receipt of regulatory approval and product launch. To obtain favorable reimbursement for the indications sought or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our drug candidates to other available therapies. If reimbursement for our products is unavailable in any country in which reimbursement is sought, limited in scope or amount, or if pricing is set at unsatisfactory levels, our business would be materially harmed.

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

If our operations are found to be in violation of any of the laws described above or any governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our financial results. We are developing and implementing a corporate compliance program designed to ensure that we will market and sell any drug candidates that we successfully develop in compliance with all applicable laws and regulations, but we cannot guarantee that this program will protect us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

Risks Related to Our Field

Our competitors and potential competitors may develop products that make ours less attractive or obsolete.

In building our product development pipeline, we have intentionally pursued targets with applicability across multiple therapeutic areas and indications. This approach gives us several product opportunities in oncology, inflammatory disease and pain, which are highly competitive and rapidly changing segments of the pharmaceutical industry. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs that target various diseases in these segments. We currently face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available. Moreover, there are a number of large pharmaceutical companies currently marketing and selling products in these segments including Bristol-Myers Squibb Company, the Roche Group and its subsidiary Genentech, Novartis AG and Pfizer, Inc. In addition to currently approved drugs, there are a significant number of drugs that are currently under development and may become available in the future for the treatment of various forms of cancer, inflammatory diseases and pain. We are also aware of a number of companies seeking to develop drug candidates directed to the same biological targets that our own drug candidates are designed to inhibit. Specifically, we believe the following companies are developing compounds that target Hsp90, which is the target of retaspimycin HCl: Synta Pharmaceuticals Corp., Novartis AG, Astex Pharmaceuticals, Inc., Daiichi Sankyo, Inc., Debiopharm Group, Exelixis, Inc., and Kyowa Hakko Kirin Co. Ltd. Also, we believe that Gilead Sciences, Inc., Amgen Inc. and GlaxoSmithKline are developing drugs that target the delta and/or gamma isoforms of PI3K. In addition, many companies are developing product candidates directed to disease targets such as Bruton’s Tyrosine Kinase (BTK), Janus Kinase (JAK) and Spleen Tyrosine Kinase (Syk) in the fields of hematology-oncology and inflammation, including in the specific diseases for which we are currently developing IPI-145, or for which we may develop IPI-145 or other PI3K inhibitors in the future.

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

Our activities involve the controlled storage, use and disposal of hazardous materials, including infectious agents, corrosive, explosive and flammable chemicals, and various radioactive compounds. We are subject to certain federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. We incur significant costs to comply with these laws and regulations. In addition, we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident, regulatory authorities may curtail our use of these materials, and we could be liable for any civil damages that result. These damages may exceed our financial resources or insurance coverage, and may seriously harm our business. Additionally, an accident could damage, or force us to shut down, our operations.

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

The U.S. Congress passed the Leahy-Smith America Invents Act, or the America Invents Act, which will become effective in March 2013. The America Invents Act reforms United States patent law in part by changing the standard for patent approval for certain patents from a “first to invent” standard to a “first to file” standard and developing a post-grant review system. This new law changes United States patent law in a way that may severely weaken our ability to obtain patent protection in the United States. Additionally, recent judicial decisions establishing new case law and a reinterpretation of past case law, as well as regulatory initiatives, may make it more difficult for us to protect our intellectual property.

If we do not obtain adequate intellectual property protection for our products in the United States, competitors could duplicate them without repeating the extensive testing that we had been required to undertake to obtain approval of the products by the FDA. Regardless of any patent protection, under the current statutory framework the FDA is prohibited by law from approving any generic version of any of our products for up to five years after it has approved our product. Upon the expiration of that period, or if that time period is altered, the FDA could approve a generic version of our product unless we have patent protection sufficient for us to block that generic version. Without sufficient patent protection, the applicant for a generic version of our product would only be required to conduct a relatively inexpensive study to show that its product is bioequivalent to our product, and would not have to repeat the studies that we conducted to demonstrate that the product is safe and effective. In the absence of adequate patent protection in other countries, competitors may similarly be able to obtain regulatory approval in those countries of products that duplicate our products. The laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as in the United States. Many companies have encountered significant difficulties in protecting and defending such rights in foreign jurisdictions. Some of our development efforts are performed in China, India, and other countries outside of the United States through third party contractors. We may not be able to monitor and assess intellectual property developed by these contractors effectively; therefore, we may not be able to appropriately protect this intellectual property and could thus lose valuable intellectual property rights. In addition, the legal protection afforded to inventors and owners of intellectual property in countries outside of the United States may not be as protective of intellectual property rights as in the United States, and we may, therefore, be unable to acquire and protect intellectual property developed by these contractors to the same extent as if these development activities were being conducted in the United States. If we encounter difficulties in protecting our intellectual property rights in foreign jurisdictions, our business prospects could be substantially harmed.

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

The PTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. There are situations in which non-compliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If we fail to comply with these requirements, competitors might be able to enter the market earlier than would otherwise have been the case, which could decrease our revenue from that product.

Claims by third parties of intellectual property infringement are costly and distracting, and could deprive us of valuable rights we need to develop or commercialize our drug candidates.

Our commercial success will depend on whether there are third party patents or other intellectual property relevant to our potential products that may block or hinder our ability to develop and commercialize our drug candidates. We may not have identified all U.S. and foreign patents or published applications that may adversely affect our business either by blocking our ability to manufacture or commercialize our drugs or by covering similar technologies that adversely affect the applicable market. In addition, we may undertake research and development with respect to potential products, even when we are aware of third party patents that may be relevant to such potential products, on the basis that we may challenge or license such patents. For example, in our Hsp90 inhibitor program, we are conducting clinical trials evaluating the administration of retaspimycin HCl in combination with docetaxel and everolimus. We are aware of issued patents and published applications directed to combinations of Hsp90 inhibitors with a variety of therapeutic agents. We are also aware of patents and patent applications directed to methods of treating various disorders using a variety of Hsp90 inhibitors. We are in the process of evaluating the scope and validity of these patents and applications to determine whether we need to obtain one or more licenses. There are no assurances that such licenses will be available on commercially reasonable terms, or at all. If such licenses are not available, we may become subject to patent litigation and, while we cannot predict the outcome of any of litigation, it may be expensive and time consuming. If we are unsuccessful in litigation concerning patents owned by third parties, we may be precluded from selling our products.

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

The market price of our common stock has been and could continue to be subject to significant fluctuations. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the results of our current and any future clinical trials of our drug candidates;

•	the results of preclinical studies and planned clinical trials of our discovery-stage programs;

•	product portfolio decisions resulting in the delay or termination of our product development programs;

•	future sales of, and the trading volume in, our common stock, including the sale by entities associated with Purdue of the shares of our common stock that they currently own;

•

our entry into key agreements, including those related to the acquisition or in-licensing of new programs, or the termination of key agreements, including our development and license agreement with Millennium;

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

Our executive officers, directors, their respective affiliates and entities associated with Purdue currently control approximately 29% of our outstanding common stock and we expect this percentage to increase substantially following completion of our contemplated sale of 5.4 million shares of our common stock to entities associated with Purdue. These stockholders have the ability to influence our company through this ownership position. For example, as a result of this concentration of ownership, these stockholders, if acting together, may have the ability to affect the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger or similar transaction. This concentration of ownership may, therefore, harm the market price of our common stock by:

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

INFINITY PHARMACEUTICALS, INC.

Date: August 7, 2012	By:	/S/ ADELENE Q. PERKINS
Adelene Q. Perkins
President and Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

Exhibit	Description

3.1	Restated Certificate of Incorporation of the Registrant. Previously filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 000-31141) and incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Registrant. Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 17, 2009 (File No. 000-31141) and incorporated herein by reference.

4.1	Form of Common Stock Certificate. Previously filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-31141) and incorporated herein by reference.

4.2	Rights Agreement between the Registrant and American Stock Transfer & Trust Company dated February 13, 2003, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A junior participating preferred stock as Exhibit C. Previously filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on February 24, 2003 (File No. 000-31141) and incorporated herein by reference.

4.3	First Amendment to the Rights Agreement between the Registrant and American Stock Transfer & Trust Company dated April 11, 2006. Previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 12, 2006 (File No. 000-31141) and incorporated herein by reference.

4.4	Second Amendment to the Rights Agreement between the Registrant and American Stock Transfer & Trust Company, LLC dated November 19, 2008. Previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 20, 2008 (File No. 000-31141) and incorporated herein by reference.

10.1	Offer Letter between the Registrant and Lawrence E. Bloch, M.D., J.D. dated May 15, 2012. Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 23, 2012 (File No. 000-31141) and incorporated herein by reference.

10.2	Sixth Amendment to Lease dated July 8, 2012 between the Registrant and ARE-770/784/790 Memorial Drive LLC. Filed herewith.

10.3	Securities Purchase Agreement, dated as of July 17, 2012, between the Registrant, Purdue Pharma L.P., Beacon Company and Rosebay Medical Company L.P. Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 19, 2012 (File No. 000-31141) and incorporated herein by reference.

10.4	Termination and Revised Relationship Agreement, dated as of July 17, 2012, between the Registrant and Mundipharma International Corporation Limited. Previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 19, 2012 (File No. 000-31141) and incorporated herein by reference.

10.5	Termination and Revised Relationship Agreement, dated as of July 17, 2012, between the Registrant and Purdue Pharmaceutical Products L.P. Previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 19, 2012 (File No. 000-31141) and incorporated herein by reference.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101*	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.