Form 10-Q
period 2012-09-30
INFINITY PHARMACEUTICALS, INC.
filed 2012-11-06
CIK 1113148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on September 30, 2012: 39,480,298

INFINITY PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$52,917	$24,197
Available-for-sale securities	135,853	91,081
Unbilled accounts receivable from Purdue entities	—	218
Prepaid expenses and other current assets	3,673	2,485

Total current assets	192,443	117,981
Property and equipment, net	3,871	4,582
Long-term available-for-sale securities	636	659
Restricted cash	1,127	1,125
Other assets	114	143

Total assets	$198,191	$124,490

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,892	$5,952
Accrued expenses	12,966	18,819
Deferred revenue from Purdue entities	—	4,215

Total current liabilities	17,858	28,986
Long-term debt due to Purdue entities, net of debt discount	—	37,553
Deferred revenue from Purdue entities, less current portion	—	42,147
Other liabilities	606	371

Total liabilities	18,464	109,057
Commitments and contingencies
Stockholders’ equity :
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding at September 30, 2012 and December 31, 2011	—	—
Common Stock, $.001 par value; 100,000,000 shares authorized; 39,480,298 and 26,721,739 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	39	27
Additional paid-in capital	455,610	284,436
Accumulated deficit	(276,031)	(269,052)
Accumulated other comprehensive income	109	22

Total stockholders’ equity	179,727	15,433

Total liabilities and stockholders’ equity	$198,191	$124,490

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Collaborative research and development revenue from Purdue entities	$—	$23,305	$47,114	$70,448
Operating expenses:
Research and development	21,495	29,418	78,578	78,689
General and administrative	6,294	5,470	20,771	16,675

Total operating expenses	27,789	34,888	99,349	95,364
Gain on termination of Purdue entities alliance	46,555	—	46,555	—

Income (loss) from operations	18,766	(11,583)	(5,680)	(24,916)
Other income (expense):
Interest expense	(533)	(433)	(1,908)	(1,299)
Income from Massachusetts tax incentive award	—	—	193	—
Interest and investment income	170	71	416	234

Total other expense	(363)	(362)	(1,299)	(1,065)

Net income (loss)	$18,403	$(11,945)	$(6,979)	$(25,981)

Earnings (loss) per common share:
Basic	$0.57	$(0.45)	$(0.24)	$(0.98)

Diluted	$0.52	$(0.45)	$(0.24)	$(0.98)

Weighted average number of common shares outstanding:
Basic	32,039,866	26,666,332	28,638,512	26,590,597

Diluted	35,173,223	26,666,332	28,638,512	26,590,597

Other comprehensive income (loss):
Net unrealized holding gains (losses) on available-for-sale securities arising during the period	$43	$(26)	$87	$(38)

Comprehensive income (loss)	$18,446	$(11,971)	$(6,892)	$(26,019)

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2012	2011
Operating activities
Net loss	$(6,979)	$(25,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,257	1,633
Stock-based compensation, including 401(k) match	5,082	4,151
Net amortization of available-for-sale securities	1,069	713
Impairment of property and equipment	121	—
Non-cash interest expense on long-term debt due to Purdue entities	1,908	—
Amortization of loan commitment asset from Purdue entities	—	1,299
Other, net	41	58
Changes in operating assets and liabilities:
Unbilled accounts receivable	218	(716)
Prepaid expenses and other assets	(1,200)	(267)
Accounts payable, accrued expenses and other liabilities	(6,678)	(1,718)
Deferred revenue from Purdue entities	(38,887)	(3,727)

Net cash used in operating activities	(44,048)	(24,555)
Investing activities
Purchases of property and equipment	(667)	(822)
Purchases of available-for-sale securities	(133,852)	(91,964)
Proceeds from sales of available-for-sale securities	6,281	1,289
Proceeds from maturities of available-for-sale securities	81,837	118,276

Net cash provided by (used in) investing activities	(46,401)	26,779
Financing activities
Proceeds from issuance of common stock related to stock offering, net	82,800	—
Proceeds from issuance of common stock to Purdue entities	27,500	—
Proceeds from issuances of common stock related to stock incentive plans	8,869	455
Capital lease payments	—	(5)

Net cash provided by financing activities	119,169	450

Net increase in cash and cash equivalents	28,720	2,674
Cash and cash equivalents at beginning of period	24,197	20,417

Cash and cash equivalents at end of period	$52,917	$23,091

Supplemental schedule of noncash investing and financing activities
Issuance of common stock to extinguish debt from Purdue entities	$51,277	$—

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

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2012.

The information presented in the condensed consolidated financial statements and related footnotes at September 30, 2012, and for the three and nine months ended September 30, 2012 and 2011, is unaudited, and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2011 have been derived from our audited financial statements. For further information, please refer to the consolidated financial statements and accompanying footnotes included in our annual report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the U.S. Securities and Exchange Commission on March 13, 2012.

3. Significant Accounting Policies

Cash Equivalents and Available-For-Sale Securities

Cash equivalents and available-for-sale securities primarily consist of money market funds, U.S. government-sponsored enterprise obligations, corporate obligations, and mortgage-backed securities. Corporate obligations include obligations issued by corporations in countries other than the United States, including some issues that have not been guaranteed by governments and government agencies. We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents, which consist of money market funds, corporate obligations and a U.S. government-sponsored enterprise obligation, are stated at fair value. They are also readily convertible to known amounts of cash and have such short-term maturities that each presents insignificant risk of change in value due to changes in interest rates. Our classification of cash equivalents is consistent with prior periods.

We determine the appropriate classification of available-for-sale securities at the time of purchase and reevaluate such designation at each balance sheet date. We have classified all of our marketable securities at September 30, 2012 and December 31, 2011 as available-for-sale. We carry available-for-sale securities at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity.

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

For available-for-sale debt securities in an unrealized loss position, we perform an analysis to assess whether we intend to sell or whether we would more likely than not be required to sell the security before the expected recovery of the amortized cost basis. Where we intend to sell a security or may be required to do so the security’s decline in fair value is deemed to be other-than-temporary, and the full amount of the unrealized loss is recorded within earnings as an impairment loss.

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

All of our revenues to date have been generated under research collaboration agreements. Revenue associated with the amortization of the deferred revenue associated with the grant of rights and licenses to, and reimbursed research and development services provided for, Mundipharma International Corporation Limited, or Mundipharma, and Purdue Pharmaceutical Products L.P., or Purdue, accounted for all of our revenue for the three and nine months ended September 30, 2012 and 2011. Payments due from Mundipharma and Purdue represented our entire unbilled accounts receivable balance at December 31, 2011. We consider Mundipharma, Purdue and their respective associated entities to be related parties for financial reporting purposes because of their equity ownership (see note 7).

Basic and Diluted Earnings (Loss) per Common Share

Basic earnings or loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted earnings or loss per share is based upon the weighted average number of common shares outstanding during the period, plus the effect of additional weighted average common equivalent shares outstanding during the period when the effect of adding such shares is dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options (the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method) and the exercise of outstanding warrants. In addition, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options. Common equivalent shares have not been included in the net loss per share calculations for the three and nine months ended September 30, 2011 and the nine months ended September 30, 2012 because the effect of including them would have been anti-dilutive. Total potential gross common equivalent shares consisted of the following:

	At September 30,
	2012	2011
Stock options	7,113,072	6,930,688
Warrants	136,655	3,246,629

Basic and diluted earnings (loss) per common share were determined as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, except share and per share amounts)
Basic
Net income (loss)	$18,403	$(11,945)	$(6,979)	$(25,981)

Weighted average common shares outstanding	32,039,866	26,666,332	28,638,512	26,590,597

Basic earnings (loss) per common share	$0.57	$(0.45)	$(0.24)	$(0.98)

Diluted
Net income (loss)	$18,403	$(11,945)	$(6,979)	$(25,981)

Weighted average common shares outstanding	32,039,866	26,666,332	28,638,512	26,590,597
Effect of dilutive options	3,133,357	—	—	—

Weighted average common shares outstanding assuming dilution	35,173,223	26,666,332	28,638,512	26,590,597

Diluted earnings (loss) per common share	$0.52	$(0.45)	$(0.24)	$(0.98)

Stock-Based Compensation Expense

We measure stock-based compensation cost at the grant date based on the estimated fair value of the award, and recognize it as expense over the employee’s requisite service period on a straight-line basis. We have no awards with market or performance conditions. We use the Black-Scholes valuation model in determining the fair value of equity awards.

Revenue Recognition

To date, all of our revenue has been generated under research collaboration agreements. The terms of these research collaboration agreements may include payment to us of non-refundable, up-front license fees, funding or reimbursement of research and development efforts, milestone payments if specified objectives are achieved, and/or royalties on product sales. On January 1, 2011, we adopted on a prospective basis a newly issued accounting standard related to multiple-deliverable revenue arrangements. We apply this standard to new revenue arrangements or material modifications of existing revenue arrangements. This standard eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon our best estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item.

Under our strategic alliance with Mundipharma and Purdue, we recognized revenues from non-refundable, up-front license fees on a straight-line basis over the contracted or estimated period of performance, which was the research and development term. We regularly considered whether events warranted a change in the estimated period of performance under an agreement. Such a change would have caused us to modify the period of time over which we recognized revenue from the up-front license fee on a prospective basis and would, in turn, result in changes in our quarterly and annual results. We recognized research and development funding as earned over the period of effort as related research and development costs are incurred in proportion to our forecasted total expenses as compared to the total expected research and development funding for the year. We recognized the impact of any change in forecasted total expenses or expected research and development funding as a change in accounting estimate and recorded the impact of that change on a prospective basis. On July 17, 2012, we mutually agreed with Mundipharma and Purdue to terminate our strategic alliance agreements. Further information regarding the terms and conditions of this termination is described below under Note 7, “Collaborations.”

On January 1, 2011, we adopted on a prospective basis a newly issued accounting standard related to the milestone method of revenue recognition. We apply this standard to new revenue arrangements or material modifications to existing revenue arrangements. At the inception of each agreement that includes milestone payments, we evaluate whether each milestone is substantive on the basis of the contingent nature of the milestone. This evaluation includes an assessment of whether:

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

We will recognize royalty revenue, if any, based upon actual and estimated net sales by the licensee of licensed products in licensed territories in the period the sales occur. We have not recognized any royalty revenue to date.

Research and Development Expense

Research and development expense consists of expenses incurred in performing research and development activities, including salaries and benefits, overhead expenses including facilities expenses, materials and supplies, preclinical expenses, clinical trial and related clinical manufacturing expenses, stock-based compensation expense, depreciation of equipment, contract services, and other outside expenses. We also include as research and development expense up-front license payments related to acquired technologies which have not yet reached technological feasibility and have no alternative use. We expense research and development costs as they are incurred. We have been a party to collaboration agreements in which we are reimbursed for work performed on behalf of the collaborator, as well as one in which we reimbursed the collaborator for work it has performed. We record all appropriate expenses under our collaborations as research and development expense. If the arrangement provides for reimbursement of research and development expenses, as was the case with our alliance with Mundipharma and Purdue, we record the reimbursement as revenue. If the arrangement provides for us to reimburse the collaborator for research and development expenses or achieving a development milestone for which a payment is due, as is the case with our agreement with Intellikine, Inc., or Intellikine, we record the reimbursement or the achievement of the development milestone as research and development expense. In January 2012, Intellikine was acquired by Takeda Pharmaceutical Company Limited, or Takeda, acting through its Millennium business unit. We refer to our phosphoinositide-3-kinase, or PI3K, program licensor as Millennium.

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

Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, we have recorded a full valuation allowance against our otherwise recognizable net deferred tax assets as of September 30, 2012 and December 31, 2011.

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

4. Stock-Based Compensation

Total stock-based compensation expense, related to all equity awards, for the three and nine months ended September 30, 2012 and 2011 comprised the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Effect of stock-based compensation on net income (loss) by line item:
Research and development	$772	$680	$2,371	$2,085
General and administrative	995	671	2,711	2,066

As of September 30, 2012, we had approximately $10.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options, which are expected to be recognized over a weighted-average period of 2.8 years.

During the nine months ended September 30, 2012, 1,201,541 stock options were exercised, with a weighted-average exercise price of $7.38 per share.

During the nine months ended September 30, 2012, we granted options to purchase 1,697,913 shares of our common stock at a weighted average fair value of $5.97 per share. During the nine months ended September 30, 2011, we granted options to purchase 1,159,501 shares of our common stock at a weighted average fair value of $3.45 per share. For the three and nine months ended September 30, 2012 and 2011, the fair values were estimated using the Black-Scholes valuation model using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Risk-free interest rate	0.8%	1.7%	1.1%	2.3%
Expected annual dividend yield	—	—	—	—
Expected stock price volatility	62.6%	57.6%	63.3%	58.0%
Expected term of options	6.2 years	6.1 years	6.1 years	5.9 years

5. Cash, Cash Equivalents and Available-for-Sale Securities

The following is a summary of cash, cash equivalents and available-for-sale securities:

	September 30, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents due in 90 days or less	$52,917	$—	$—	$52,917
Available-for-sale securities:
Corporate obligations due in one year or less	104,953	77	(46)	104,984
Corporate obligations due in one to five years	12,346	3	(6)	12,343
Mortgage-backed securities due after ten years	561	75	—	636
U.S. government-sponsored enterprise obligations due in one year or less	1,519	1	—	1,520
U.S. government-sponsored enterprise obligations due in one to five years	17,001	5	—	17,006

Total available-for-sale securities	136,380	161	(52)	136,489

Total cash, cash equivalents and available-for-sale securities	$189,297	$161	$(52)	$189,406

	December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents due in 90 days or less	$24,197	$—	$—	$24,197
Available-for-sale securities:
Corporate obligations due in one year or less	60,593	29	(50)	60,572
Corporate obligations due in one to five years	5,937	8	(3)	5,942
Mortgage-backed securities due after ten years	603	56	—	659
U.S. government-sponsored enterprise obligations due in one year or less	335	—	—	335
U.S. government-sponsored enterprise obligations due in one to five years	24,250	2	(20)	24,232

Total available-for-sale securities	91,718	95	(73)	91,740

Total cash, cash equivalents and available-for-sale securities	$115,915	$95	$(73)	$115,937

We held 16 debt securities at September 30, 2012 that had been in an unrealized loss position for less than 12 months. The fair value on these securities was $44.9 million. We evaluated our securities for other-than-temporary impairments based on quantitative and qualitative factors. We considered the decline in market value for these 16 securities to be primarily attributable to current economic and market conditions. It is not more likely than not that we will be required to sell these securities, and we do not intend to sell these securities before the recovery of their amortized cost bases. Based on our analysis, we do not consider these investments to be other-than-temporarily impaired as of September 30, 2012.

As of September 30, 2012, we held 15 financial institution and other corporate debt securities located in Switzerland, Australia, the Netherlands and Japan with a fair value of $57.5 million. Six of these securities had gross unrealized losses totaling $14 thousand as of September 30, 2012. These securities are short-term in nature and are scheduled to mature within 12 months. Based on our analysis, we do not consider these investments to be other-than-temporarily impaired as of September 30, 2012.

There were no other-than-temporary impairments recognized for the three and nine months ended September 30, 2012 and 2011. Realized gains on our available-for-sale securities were immaterial for the three and nine months ended September 30, 2012 and 2011.

6. Fair Value

We use a valuation hierarchy for disclosure of the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. The classification of a financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. For our fixed income securities, we reference pricing data supplied by our custodial agent and nationally known pricing vendors, using a variety of daily data sources, largely readily-available market data and broker quotes. We validate the prices provided by our third party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our pricing services as of September 30, 2012 and December 31, 2011.

The following table provides the assets carried at fair value measured on a recurring basis as of September 30, 2012:

	Level 1	Level 2
	(in thousands)
Cash and cash equivalents	$37,661	$15,256
Corporate obligations (including commercial paper)	—	117,327
Mortgage-backed securities	—	636
U.S. government-sponsored enterprise obligations	—	18,526

Total	$37,661	$151,745

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

There have been no changes to the valuation methods during the nine months ended September 30, 2012. We evaluate transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1 and Level 2 during the nine months ended September 30, 2012. We had no available-for-sale securities that were classified as Level 3 at any point during the nine months ended September 30, 2012 or during the year ended December 31, 2011.

7. Collaborations

Strategic Alliance Termination Agreements

On July 17, 2012, we terminated our strategic alliance with Mundipharma and Purdue and entered into termination and revised relationship agreements (“2012 termination agreements”) with each of those entities. The alliance was previously governed by strategic alliance agreements that we entered into with each of Mundipharma and Purdue in November 2008. The strategic alliance agreement with Purdue was focused on the development and commercialization in the United States of products targeting fatty acid amide hydrolase, or FAAH. The strategic alliance agreement with Mundipharma was focused on the development and commercialization outside of the United States of all products and product candidates that inhibit or target the Hedgehog pathway, FAAH, phosphoinositide-3-kinase, or PI3K, and product candidates arising out of our early discovery projects in all disease fields. Our heat shock protein 90, or Hsp90, program was expressly excluded from the alliance.

Under the terms of the 2012 termination agreements:

•

All intellectual property rights that we had previously licensed to Mundipharma and Purdue to develop and commercialize products under the previous strategic alliance agreements terminated, with the result that we have worldwide rights to all product candidates that had previously been covered by the strategic alliance.

•	We have no further obligation to provide research and development services to Mundipharma and Purdue as of July 17, 2012.

•

Mundipharma and Purdue have no further obligation to provide research and development funding to us. Under the alliance, Mundipharma was obligated to reimburse us for research and development expenses we incurred, up to an annual aggregate cap for each alliance program other than FAAH. During the nine months ended September 30, 2012, we received $55 million in research and development funding. We recognized revenue for reimbursed research and development services we performed for Mundipharma and Purdue. We recognized $0 and $45 million in such revenue in the three and nine months ended September 30, 2012, respectively. We recognized $22.3 million and $67.3 million in such revenue, which included $0.5 million and $3.3 million, respectively, in revenue related to reimbursed research and development services for the transition of the FAAH program, in the three and nine months ended September 30, 2011, respectively. We did not record a liability for amounts previously funded by Purdue and Mundipharma as this relationship was not considered a financing arrangement.

•

We are obligated to pay Mundipharma and Purdue a 4% royalty in the aggregate (subject to reduction as described in the discussion of the securities purchase agreement below), on worldwide net sales of products that were covered by the alliance until such time as they have recovered approximately $260 million, representing the research and development funding paid to us for research and development services performed by us through the termination of the strategic alliance. After this cost recovery, our royalty obligations to Mundipharma and Purdue will be reduced to a 1% royalty on net sales in the United States of products that were previously subject to the strategic alliance. All payments are contingent upon the successful commercialization of products subject to the alliance that are subject to significant further development. As such, there is significant uncertainty about whether any such products will ever be approved or commercialized. If no products are commercialized, no payments will be due by us to Mundipharma and Purdue; therefore, no amounts have been accrued.

Royalties are payable under these agreements until the later to occur of the last-to-expire of specified patent rights and the expiration of non-patent regulatory exclusivities in a country, provided that if royalties are payable solely on the basis of non-patent regulatory exclusivity, each of the royalty rates is reduced by 50%. In addition, royalties payable under these agreements after Mundipharma and Purdue have recovered all research and development expenses paid to us are subject to reduction on account of third party royalty payments or patent litigation damages or settlements which might be required to be paid by us if litigation were to arise, with any such reductions capped at 50% of the amounts otherwise payable during the applicable royalty payment period.

As a result of the 2012 termination agreements, we have no further research and development service performance obligations to Mundipharma or Purdue. We recognized $0 and $2.1 million in revenue from the upfront license fee in the three and nine months ended September 30, 2012, respectively. We recognized $1.0 million and $3.1 million in such revenue in the three and nine months ended September 30, 2011, respectively.

The 2012 termination agreements resulted in a gain on termination of Purdue entities alliance and a positive net income impact of $46.6 million, or $1.45 in basic earnings per share and $1.32 in fully diluted earnings per share for the three months ended September 30, 2012. For the nine months ended September 30, 2012, the 2012 termination agreements resulted in a positive net income impact of $46.6 million, or $1.63 in basic and diluted earnings per share.

Line of Credit Agreement

In connection with the previous strategic alliance with Mundipharma and Purdue, we also entered into a line of credit agreement with Purdue and its independent associated company, Purdue Pharma L.P., or PPLP, that provided for the borrowing by us of one or more unsecured loans up to an aggregate maximum principal amount of $50 million. In March 2009, Purdue assigned its interest under the line of credit agreement to PPLP. The extension of the line of credit at an interest rate below our incremental borrowing rate represented the transfer of additional value to us in the arrangement. As such, we recorded the fair value of the line of credit of $17.3 million as a loan commitment asset on our balance sheet in 2008. The fair value of the loan commitment asset was determined using a discounted cash flow model of the differential between the terms and rates of the line of credit and market rates. We amortized the loan commitment asset to interest expense until we drew down the line of credit in November 2011. We recorded approximately $0.4 million and $1.3 million of related amortization expense in the three and nine months ended September 30, 2011, respectively.

In November 2011, we borrowed $50 million under this line of credit, which we recorded as long-term debt. The loan would have matured and was payable in full, including principal and any accrued interest, on April 1, 2019, which we referred to as the maturity date, and would have been subordinate to any senior indebtedness that we may have incurred. The loan bore interest at a fluctuating rate set at the prime rate on the business day prior to the funding of the loan and reset on the last business day of each month ending thereafter. At the time of the borrowing, the prime rate was 3.25%. Interest was compounded on each successive three-month anniversary following the date of borrowing. Upon drawing down the $50 million under the line of credit agreement, we reclassified the loan commitment asset as a debt discount which reduced the debt on our balance sheet. The unamortized balance of the loan commitment asset was $12.7 million as of the date of borrowing. We recorded interest expense on the net amount borrowed using the effective interest method. We recorded $0.5 million and $1.9 million of related interest expense in the three and nine months ended September 30, 2012, respectively, using an effective interest rate of 7.29%.

On September 7, 2012, upon completion of the sale and issuance of common stock to PPLP under the 2012 securities purchase agreement (described below), the line of credit agreement with PPLP terminated in its entirety.

2008 Securities Purchase Agreement

In connection with the previous strategic alliance with Mundipharma and Purdue, we also entered into a securities purchase agreement with Purdue and PPLP. Under the securities purchase agreement, we issued and sold in two separate closings an aggregate of 6,000,000 shares of our common stock and warrants to purchase up to an aggregate of 6,000,000 shares of our common stock, for an aggregate purchase price of $75 million. An equal number of securities were sold to each purchaser. As of September 30, 2012, all warrants that were issued in connection with the strategic alliance expired without having been exercised.

We recorded an aggregate of $59.3 million in deferred revenue associated with the grant of rights and licenses to Mundipharma and Purdue, which consisted of the excess of the amount paid for the purchased shares over the closing market price on the day before the equity closings and the value of the loan commitment asset. We determined that the rights and licenses did not have stand-alone value, and we considered all of the obligations under the arrangement to be a single unit of accounting. There was no obligation for us to repay the $59.3 million, and we had been recognizing the deferred revenue ratably over 14 years, which was our estimated period of performance under the arrangement through July 17, 2012.

2012 Securities Purchase Agreement

On July 17, 2012, in connection with the termination of the strategic alliance with Mundipharma and Purdue, we executed a securities purchase agreement with PPLP, which we refer to as the 2012 securities purchase agreement, under which we agreed to sell and issue 5,416,565 shares of our common stock to PPLP and two entities associated with PPLP, which we collectively refer to as the BRP entities, at a price of $14.50 per share for an aggregate consideration of approximately $78.5 million. The consideration was composed of: (i) extinguishment of approximately $51.0 million in principal and interest due and owing to PPLP under the line of credit agreement, and (ii) $27.5 million in cash. We completed the sale and issuance on September 7, 2012 at which time the line of credit agreement with PPLP terminated in its entirety.

The 2012 securities purchase agreement also provides that, at any time during the period beginning January 1, 2013 and ending December 31, 2018, in the event we propose to make an underwritten offering of our common stock, subject to certain limitations, the Purdue entities will have “piggyback” registration rights, which require us, at the election of the Purdue entities, to use our reasonable best efforts to cause to be included in such underwritten offering, common stock then held by the Purdue entities representing up to 20% of the total estimated maximum dollar amount of our common stock proposed to be sold in such underwritten offering.

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

The 2012 securities purchase agreement also terminated, as of July 17, 2012, all attendance rights to meetings of our board of directors held by the Purdue entities.

The BRP entities and each associated company holding shares of our common stock have agreed to be present at each regular or special meeting of our stockholders held through September 6, 2017 and to vote all of their shares as recommended by our board of directors in the proxy materials mailed to our stockholders in connection with such meeting, except that with respect to any proposal to amend our corporate charter or approve certain extraordinary transactions, all shares of our common stock that are owned by those entities that were not issued pursuant to the 2012 securities purchase agreement will be voted in proportion to the manner in which all of our stockholders (other than those entities) vote in respect of such proposal, regardless of the recommendation of our board of directors.

Accounting Impact of Alliance Termination, Debt Extinguishment and Sale and Issuance of Common Stock

We recorded the following during the three months ended September 30, 2012:

•	Gain on termination of Purdue entities strategic alliance of $46.6 million

•	Additional equity on our balance sheet of $74.4 million

•	Extinguished $39.5 million of debt on balance sheet

•	Eliminated $54.0 million of deferred revenue on balance sheet

•	Received cash of $27.5 million

We considered the fact that certain elements of the arrangement discussed above close before others, despite the fact that all of the elements were negotiated and signed concurrently in contemplation of one another. In particular, the strategic alliance with Mundipharma and Purdue was terminated on July 17, 2012, and therefore, there are no further deliverables required under those agreements. However, the equity offering and debt extinguishment did not close at that time because certain regulatory events outside of our control had to occur prior to the closing. As a result, we evaluated the termination of the strategic alliance separately from the financing transaction, including the extinguishment of debt and sale and issuance of stock. We recorded the gain on termination of the Mundipharma and Purdue strategic alliance for $46.6 million which represented our past performance under the 2008 collaboration because we have no further obligation to provide research and development, and the financial risk associated with the research and development has been transferred to the Purdue entities. In particular, any payment of royalties to Mundipharma and Purdue are conditional on the future commercialization of our products.

To establish the financial impact of the stock issuance and debt extinguishment, we determined both the fair value of the common stock we sold and issued and the debt and accrued interest extinguished. We consider Mundipharma and Purdue to be related parties for financial reporting purposes because of their equity ownership. Therefore, we recorded the difference between extinguishing the fair value of the debt and accrued interest, the sale and issuance of our common stock and receiving $27.5 million in cash in additional paid-in capital.

Millennium

In July 2010, we entered into a development and license agreement with Intellikine, Inc., or Intellikine, under which we obtained rights to discover, develop and commercialize pharmaceutical products targeting the delta and/or gamma isoforms of PI3K, including IPI-145. We paid Intellikine a $13.5 million up-front license fee. The entirety of this fee was included as research and development expense in the year ended December 31, 2010, although $8.5 million of this fee was paid in January 2011. During the second half of 2011, we paid Intellikine $4.0 million in milestone payments associated with the initiation of two Phase 1 studies of IPI-145, which we recorded as research and development expense. In January 2012, Intellikine was acquired by Takeda Pharmaceutical Company Limited, or Takeda, acting through its Millennium business unit. We refer to our PI3K program licensor as Millennium. In addition to developing IPI-145, we are seeking to identify additional novel delta, gamma and dual delta/gamma-specific inhibitors of PI3K for future development. We are obligated to pay up to an additional $21 million in success-based milestones for the development of two distinct product candidates, and up to $450 million in success-based milestones for the approval and commercialization of two distinct products. In addition, we are obligated to pay Millennium tiered royalties on net sales ranging from single digits to low double digits upon successful commercialization of products licensed to us, which are payable until the later to occur of the expiration of specified patent rights and the expiration of non-patent regulatory exclusivities in a country, subject to reduction in certain circumstances.

Under the agreement, we obtained rights to direct all development and commercialization activities worldwide for products arising from the agreement for all therapeutic indications. For a product in which the first Phase 2 clinical trial, as defined in the agreement, conducted is in an oncology indication, which we refer to as an oncology product, Millennium will have the option, prior to the initiation of the first pivotal clinical study and upon payment of an option fee, to convert its royalty interest in U.S. sales and its right to receive certain milestone payments into the right to share in 50% of profits and losses on U.S. development and commercialization, and to participate in up to 30% of the detailing effort for these products in the United States.

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

The agreement expires when the parties have no further obligations to each other thereunder, unless earlier terminated. Either party may terminate the agreement on 75 days’ prior written notice if the other party materially breaches the agreement and fails to cure such breach within the applicable notice period, provided that the notice period is reduced to 30 days where the alleged breach is non-payment. Millennium may also terminate the agreement if we are not diligent in developing or commercializing the licensed products and do not, within three months after notice from Millennium, demonstrate to Millennium’s reasonable satisfaction that we have not failed to be diligent. The foregoing periods are subject to extension in certain circumstances. Additionally, Millennium may terminate the agreement upon 30 days’ prior written notice if we or a related party bring an action challenging the validity of any of the licensed patents, provided that we have not withdrawn such action before the end of the 30-day notice period. We may terminate the agreement at any time upon 180 days’ prior written notice provided after the end of the research term that is currently set to expire in July 2013. The agreement also provides for customary reciprocal indemnification obligations of the parties.

8. Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2012	December 31, 2011
	(in thousands)
Accrued compensation and benefits	$6,346	$6,287
Accrued drug manufacturing costs	2,494	4,888
Accrued clinical studies	1,613	2,977
Accrued preclinical studies	200	1,232
Other	2,313	3,435

Total accrued expenses	$12,966	$18,819

9. Common Stock Offering

In August 2012, we completed an offering of 6,095,000 shares of common stock, which were sold at a price of $14.50 per share. This offering resulted in $82.8 million of net proceeds. Related legal and accounting fees were recorded as an offset to additional paid-in capital.

10. Income from Massachusetts Tax Incentive Award

During the nine months ended September 30, 2012, we recognized $0.2 million as other income. We were awarded a tax grant from the Commonwealth of Massachusetts of approximately $0.5 million for the year ended December 31, 2009, which is earned over a five year period based on headcount growth. We achieved the headcount growth through December 31, 2011 and therefore recognized a pro rata portion of the grant. As the amount received for the award is not related to our ordinary course of operations, we have recorded the amount as other income. If we do not achieve the headcount growth in future years, we may have to refund the Commonwealth of Massachusetts a portion of the grant.

11. Restructuring Activities

In June 2012, we voluntarily stopped all company-sponsored clinical trials of saridegib, our Hedgehog pathway inhibitor, after a planned futility analysis of interim data from our Phase 2, double-blind, randomized, placebo-controlled study evaluating saridegib in patients with metastatic or locally advanced, inoperable chondrosarcoma showed that treatment with saridegib was similar to placebo and, therefore, the trial would not meet its primary endpoint. Following this analysis, we accelerated our review of data from 12 evaluable patients enrolled in our exploratory Phase 2 clinical trial evaluating saridegib in patients with myelofibrosis, which showed that the level of clinical activity observed in these patients did not satisfy our pre-specified criteria for expansion of the trial. We will continue to incur costs associated with the discontinuation of company-sponsored development of saridegib, but we do not expect these costs to be significant beyond 2012. We reallocated remaining resources to other potential development programs and product portfolio efforts and reduced our work force. We incurred a restructuring expense of $0.1 million and $1.5 million related to this reduction in the three and nine months ended September 30, 2012, respectively and expect to incur an additional $13 thousand in remaining expenses through December 31, 2012. In July 2012, we agreed with Mundipharma and Purdue to terminate our strategic alliance agreements with the result that Mundipharma would have no further obligation to provide research and development funding to us (See Note 7, “Collaborations,” above), and therefore we undertook a subsequent workforce reduction. During the three months ended September 30, 2012, we incurred a restructuring expense of $1.1 million related to this reduction.

As a result of both of these work force reductions, we reduced our employee headcount by approximately 20% compared to our employee headcount as of December 31, 2011. The following table summarizes the impact of the work force reductions on operating expenses and payments for the nine months ended September 30, 2012 and the current liability remaining on the balance sheet as of September 30, 2012, in thousands:

	Charges Incurred During the Nine Months Ended September 30, 2012	Amounts Paid Through September 30, 2012	Amounts Accrued at September 30, 2012
Employee severance, benefits and related costs for work force reductions	$2,571	$(1,210)	$1,361

We have recorded all associated restructuring expenses associated with the work force reductions as research and development and general and administrative expenses on the statement of operations and comprehensive income (loss). We expect all payments to be complete by the third quarter of 2013.

During the nine months ended September 30, 2012, we recognized an impairment loss of approximately $0.1 million related to lab equipment as a result of the discontinuation of company-sponsored development of saridegib which is not recorded in the table above.

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

Business Overview

We are an innovative drug discovery and development company seeking to discover, develop and deliver to patients best-in-class medicines designed to address diseases with significant unmet need. We combine proven scientific expertise with a passion for developing novel small molecule drugs that target emerging disease pathways. Our programs focused on the inhibition of phosphoinositide-3-kinase, heat shock protein 90, and fatty acid amide hydrolase are evidence of our innovative approach to drug discovery and development. We have worldwide development and commercialization rights to all of our development candidates and early discovery programs, subject to certain obligations to our current and former development partners.

PI3K Inhibitor Program. The phosphoinositide-3-kinases, or PI3Ks, are a family of enzymes involved in key immune cell functions, including cell proliferation and survival, cell differentiation and cellular trafficking. PI3K-delta and PI3K-gamma, two of the four isoforms of PI3K, play key roles in inflammatory and autoimmune diseases. Additionally, in certain hematologic malignancies, PI3K-gamma and PI3K-delta contribute to the survival and proliferation of cancer cells. Therefore, inhibition of PI3K-delta and/or PI3K-gamma may have therapeutic potential across a broad range of inflammatory diseases and hematologic malignancies.

Our lead compound in this program is IPI-145, a potent, oral inhibitor of PI3K-delta and PI3K-gamma, which we are investigating in both inflammatory diseases and hematologic malignancies. We believe that IPI-145 is the first delta-gamma inhibitor in clinical development. We completed our Phase 1, randomized, double-blind, placebo-controlled trial of IPI-145 in healthy adult subjects designed to support the development of IPI-145 in inflammatory diseases. IPI-145 was well tolerated in this trial, with no clinically significant changes in clinical laboratory values or vital signs. Data from this study have been accepted for presentation on November 11, 2012 at the American College of Rheumatology, or ACR, Annual Meeting. In July 2012, we initiated a Phase 2a randomized, double-blind, placebo-controlled trial of IPI-145 in approximately 30 patients with mild asthma. The endpoints of this multi-dose, two-way cross-over study include safety, pharmacokinetics and forced expiratory volume, or FEV1, a standard measure of lung function. We are also planning to initiate a Phase 2, randomized, placebo-controlled, global study to evaluate the safety and activity of multiple doses of IPI-145 in patients with moderate to severe rheumatoid arthritis.

We have also initiated a Phase 1, open-label, dose-escalation study designed to evaluate the safety, pharmacokinetics and clinical activity of IPI-145 in patients with advanced hematologic malignancies. In July 2012, we expanded the trial to enroll a cohort of approximately 30 patients with chronic lymphocytic leukemia, indolent non-Hodgkin’s lymphoma or mantle cell lymphoma. This cohort expansion allows us to obtain further safety and pharmacokinetic data, as well as to assess activity of IPI-145 administered at 25 mg twice daily. There have been confirmed investigator assessments of clinical response at lower dose levels, including 15 mg twice daily and less. To date, IPI-145 has been generally well tolerated in this trial, and dose escalation remains ongoing. We are also planning for up to five additional cohort expansions in a range of hematologic malignancies once the maximum tolerated dose of IPI-145 is determined. The malignancies that may be evaluated in these cohort expansions include T-cell lymphomas, diffuse large B-cell lymphoma, acute lymphocytic leukemia and myeloproliferative malignancies. We expect to present data from this study at the American Society of Hematology, or ASH, Annual Meeting on December 10, 2012.

We are also conducting discovery activities to identify additional PI3K-delta and/or PI3K-gamma inhibitors, which we believe has the potential to optimize the development of our portfolio of PI3K inhibitors across a broad range of indications. We expect to name our next development candidate in this program and begin IND-enabling studies by the end of 2012.

Hsp90 Inhibitor Program. Retaspimycin hydrochloride (HCl), also known as IPI-504, is a novel, potent and selective inhibitor of heat shock protein 90, or Hsp90. Cancer cells depend on Hsp90 to maintain in their properly folded functional state many proteins critical for cancer growth, proliferation and survival in a functional state. Certain anticancer therapies may enhance the dependency of cancer cells on Hsp90. Therefore, combining an Hsp90 inhibitor with another anticancer therapy may enhance cancer cell killing. We completed patient enrollment in a Phase 2, randomized, double-blind, placebo-controlled clinical trial evaluating retaspimycin HCl in combination with docetaxel, a chemotherapy, compared to placebo and docetaxel in approximately 200 patients with second- or third-line non-small cell lung cancer, or NSCLC, who are naive to docetaxel treatment and have a history of heavy smoking. We stratified patients in our Phase 2 trial by pathological subtype based on results from our Phase 1b trial in which we observed partial responses in patients with squamous cell carcinoma. In addition, we are prospectively evaluating a novel biomarker that we believe may be predictive of response. We expect to report data from this trial in the first half of 2013.

We are also enrolling patients in a Phase 1b/2 trial to explore the safety and efficacy of retaspimycin HCl in combination with everolimus, an inhibitor of the mammalian target of rapamycin, or mTOR, pathway, in NSCLC patients with a KRAS gene mutation. The objective of this Phase 1b/2 trial is to determine the recommended dose for the combination treatment and to evaluate the safety and clinical activity of retaspimycin HCl in combination with everolimus. We expect to provide topline data from this Phase 1b/2 trial in the first half of 2013.

FAAH Inhibitor Program. In July 2012, we reacquired from Purdue Pharmaceutical Products L.P., or Purdue, and Mundipharma International Corporation Limited, or Mundipharma, the global development and commercialization rights for products arising out of a program directed toward fatty acid amide hydrolase, or FAAH. It is believed that inhibition of FAAH may enable the body to bolster its own analgesic and anti-inflammatory response, and may have applicability in a broad range of painful or inflammatory conditions. The lead compound in our FAAH program is IPI-940, a novel, orally available inhibitor of FAAH with potential application for the treatment of a broad range of painful or inflammatory diseases. In October 2010, we reported top-line data from a Phase 1 randomized clinical trial of IPI-940 in 48 healthy adult volunteers demonstrating marked FAAH inhibition and increased anandamide levels. In addition, IPI-940 was well tolerated, with no observed dose-limiting toxicities or clinically significant changes in clinical laboratory values, vital signs or electrocardiogram parameters. We are currently seeking potential partnering opportunities for our FAAH program.

Hedgehog Pathway Inhibitor Program. In June 2012, we voluntarily stopped all company-sponsored clinical trials of saridegib, our lead Hedgehog pathway inhibitor, after a planned futility analysis of interim data from our Phase 2, double-blind, randomized, placebo-controlled study evaluating saridegib in patients with metastatic or locally advanced, inoperable chondrosarcoma showed that treatment with saridegib was similar to placebo and, therefore, the trial would not meet its primary endpoint. Following this analysis, we accelerated our review of data from 12 evaluable patients enrolled in our exploratory Phase 2 clinical trial evaluating saridegib in patients with myelofibrosis, which showed that the level of clinical activity observed in these patients did not satisfy our pre-specified criteria for expansion of the trial. Based on these analyses, we voluntarily stopped both trials and are conducting closeout activities. In both trials, saridegib was generally well tolerated. We expect to present the final data from these studies after all analyses are complete.

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

Collaboration Agreements

Millennium

In July 2010, we entered into a development and license agreement with Intellikine, Inc., or Intellikine, under which we obtained rights to discover, develop and commercialize pharmaceutical products targeting the delta and/or gamma isoforms of PI3K, including IPI-145. We paid Intellikine a $13.5 million up-front license fee. The entirety of this fee was included as research and development expense in the year ended December 31, 2010, although $8.5 million of this fee was paid in January 2011. During the second half of 2011, we paid Intellikine $4.0 million in milestone payments associated with the initiation of two Phase 1 studies of IPI-145, which we recorded as research and development expense. In January 2012, Intellikine was acquired by Takeda Pharmaceutical Company Limited, or Takeda, acting through its Millennium business unit. We refer to our PI3K program licensor as Millennium. In addition to developing IPI-145, we are seeking to identify additional novel delta, gamma and dual delta/gamma-specific inhibitors of PI3K for future development. We are obligated to pay up to an additional $21 million in success-based milestones for the development of two distinct product candidates, and up to $450 million in success-based milestones for the approval and commercialization of two distinct products. In addition, we are obligated to pay Millennium tiered royalties on net sales ranging from single digits to low double digits upon successful commercialization of products licensed to us, which are payable until the later to occur of the expiration of specified patent rights and the expiration of non-patent regulatory exclusivities in a country, subject to reduction in certain circumstances.

Under the agreement, we obtained rights to direct all development and commercialization activities worldwide for products arising from the agreement for all therapeutic indications. For a product in which the first Phase 2 clinical trial, as defined in the agreement, conducted is in an oncology indication, which we refer to as an oncology product, Millennium will have the option, prior to the initiation of the first pivotal clinical study and upon payment of an option fee, to convert its royalty interest in U.S. sales and its right to receive certain milestone payments into the right to share in 50% of profits and losses on U.S. development and commercialization, and to participate in up to 30% of the detailing effort for these products in the United States.

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

The agreement expires when the parties have no further obligations to each other thereunder, unless earlier terminated. Either party may terminate the agreement on 75 days’ prior written notice if the other party materially breaches the agreement and fails to cure such breach within the applicable notice period, provided that the notice period is reduced to 30 days where the alleged breach is non-payment. Millennium may also terminate the agreement if we are not diligent in developing or commercializing the licensed products and do not, within three months after notice from Millennium, demonstrate to Millennium’s reasonable satisfaction that we have not failed to be diligent. The foregoing periods are subject to extension in certain circumstances. Additionally, Millennium may terminate the agreement upon 30 days’ prior written notice if we or a related party bring an action challenging the validity of any of the licensed patents, provided that we have not withdrawn such action before the end of the 30-day notice period. We may terminate the agreement at any time upon 180 days’ prior written notice provided after the end of the research term that is currently set to expire in July 2013. The agreement also provides for customary reciprocal indemnification obligations of the parties.

Mundipharma and Purdue

On July 17, 2012, we terminated our strategic alliance with Mundipharma and Purdue and entered into termination and revised relationship agreements with each of those entities, which we refer to as the 2012 termination agreements. The alliance was previously governed by strategic alliance agreements that we entered into with each of Mundipharma and Purdue in November 2008. The strategic alliance agreement with Purdue was focused on the development and commercialization in the United States of products targeting FAAH. The 2008 agreement with Mundipharma was focused on the development and commercialization outside of the United States of all products and product candidates that inhibit or target the Hedgehog pathway, FAAH, PI3K, and product candidates arising out of our early discovery projects in all disease fields. Our Hsp90 program was expressly excluded from the alliance.

Under the terms of the 2012 termination agreements:

•

All intellectual property rights that we had previously licensed to Mundipharma and Purdue to develop and commercialize products under the previous strategic alliance agreements terminated, with the result that we have worldwide rights to all product candidates that had previously been covered by the strategic alliance.

•	We have no further obligation to provide research and development services to Mundipharma and Purdue as of July 17, 2012.

•

Mundipharma and Purdue have no further obligation to provide research and development funding to us. Under the alliance, Mundipharma was obligated to reimburse us for research and development expenses we incurred, up to an annual aggregate cap for each alliance program other than FAAH. During the nine months ended September 30, 2012, we received $55 million in research and development funding. We recognized revenue for reimbursed research and development services we performed for Mundipharma and Purdue. We recognized $0 and $45 million in such revenue in the three and nine months ended September 30, 2012, respectively. We recognized $22.3 million and $67.3 million in such revenue, which included $0.5 million and $3.3 million, respectively, in revenue related to reimbursed research and development services for the transition of the FAAH program, in the three and nine months ended September 30, 2011, respectively. We did not record a liability for amounts previously funded by Purdue and Mundipharma as this relationship was not considered a financing arrangement.

•

We are obligated to pay Mundipharma and Purdue a 4% royalty in the aggregate (subject to reduction as below), on worldwide net sales of products that were covered by the alliance until such time as they have recovered approximately $260 million, representing the research and development funding paid to us for research and development services performed by us through the termination of the strategic alliance. After this cost recovery, our royalty obligations to Mundipharma and Purdue will be reduced to a 1% royalty on net sales in the United States of products that were previously subject to the strategic alliance. All payments are contingent upon the successful commercialization of products subject to the alliance that are subject to significant further development. As such, there is significant uncertainty about whether any such products will ever be approved or commercialized. If no products are commercialized, no payments will be due by us to Mundipharma and Purdue; therefore, no amounts have been accrued.

Royalties are payable under these agreements until the later to occur of the last-to-expire of specified patent rights and the expiration of non-patent regulatory exclusivities in a country, provided that if royalties are payable solely on the basis of non-patent regulatory exclusivity, each of the royalty rates is reduced by 50%. In addition, royalties payable under these agreements after Mundipharma and Purdue have recovered all research and development expenses paid to us are subject to reduction on account of third party royalty payments or patent litigation damages or settlements which might be required to be paid by us if litigation were to arise, with any such reductions capped at 50% of the amounts otherwise payable during the applicable royalty payment period.

As a result of the 2012 termination agreements, we have no further research and development service performance obligations to Mundipharma or Purdue. We recognized $0 and $2.1 million in revenue from the upfront license fee in the three and nine months ended September 30, 2012, respectively. We recognized $1.0 million and $3.1 million in such revenue in the three and nine months ended September 30, 2011, respectively.

Line of Credit Agreement

In connection with the previous strategic alliance with Mundipharma and Purdue, we also entered into a line of credit agreement with Purdue and its independent associated company, Purdue Pharma L.P., or PPLP, that provided for the borrowing by us of one or more unsecured loans up to an aggregate maximum principal amount of $50 million. In March 2009, Purdue assigned its interest under the line of credit agreement to PPLP. The extension of the line of credit at an interest rate below our incremental borrowing rate represented the transfer of additional value to us in the arrangement. As such, we recorded the fair value of the line of credit of $17.3 million as a loan commitment asset on our balance sheet in 2008. The fair value of the loan commitment asset was determined using a discounted cash flow model of the differential between the terms and rates of the line of credit and market rates. We amortized the loan commitment asset to interest expense until we drew down the line of credit in November 2011. We recorded approximately $0.4 million and $1.3 million of related amortization expense in the three and nine months ended September 30, 2011, respectively.

In November 2011, we borrowed $50 million under this line of credit, which we recorded as long-term debt. The loan would have matured and was payable in full, including principal and any accrued interest, on April 1, 2019, which we referred to as the maturity date, and would have been subordinate to any senior indebtedness that we may have incurred. The loan bore interest at a fluctuating rate set at the prime rate on the business day prior to the funding of the loan and reset on the last business day of each month ending thereafter. At the time of the borrowing, the prime rate was 3.25%. Interest was compounded on each successive three-month anniversary following the date of borrowing. Upon drawing down the $50 million under the line of credit agreement, we reclassified the loan commitment asset as a debt discount which reduced the debt on our balance sheet. The unamortized balance of the loan commitment asset was $12.7 million as of the date of borrowing. We recorded interest expense on the net amount borrowed using the effective interest method. We recorded $0.5 million and $1.9 million of related interest expense in the three and nine months ended September 30, 2012, respectively, using an effective interest rate of 7.29%.

On September 7, 2012, upon completion of the sale and issuance of common stock to PPLP under the 2012 securities purchase agreement (described below), the line of credit agreement with PPLP terminated in its entirety.

2008 Securities Purchase Agreement

In connection with the previous strategic alliance with Mundipharma and Purdue, we also entered into a securities purchase agreement with Purdue and PPLP. Under the securities purchase agreement, we issued and sold in two separate closings an aggregate of 6,000,000 shares of our common stock and warrants to purchase up to an aggregate of 6,000,000 shares of our common stock, for an aggregate purchase price of $75 million. An equal number of securities were sold to each purchaser. As of September 30, 2012, all warrants that were issued in connection with the strategic alliance expired without having been exercised.

We recorded an aggregate of $59.3 million in deferred revenue associated with the grant of rights and licenses to Mundipharma and Purdue, which consisted of the excess of the amount paid for the purchased shares over the closing market price on the day before the equity closings and the value of the loan commitment asset. We determined that the rights and licenses did not have stand-alone value, and we considered all of the obligations under the arrangement to be a single unit of accounting. There was no obligation for us to repay the $59.3 million, and we had been recognizing the deferred revenue ratably over 14 years, which was our estimated period of performance under the arrangement through July 17, 2012.

2012 Securities Purchase Agreement

On July 17, 2012, in connection with the termination of the strategic alliance with Mundipharma and Purdue, we executed a securities purchase agreement with PPLP, which we refer to as the 2012 securities purchase agreement, under which we agreed to sell and issue 5,416,565 shares of our common stock to PPLP and two entities associated with PPLP, which we collectively refer to as the BRP entities, at a price of $14.50 per share for an aggregate consideration of approximately $78.5 million. The consideration was composed of: (i) extinguishment of approximately $51.0 million in principal and interest due and owing to PPLP under the line of credit agreement, and (ii) $27.5 million in cash. We completed the sale and issuance on September 7, 2012 at which time the line of credit agreement with PPLP terminated in its entirety.

The 2012 securities purchase agreement also provides that, at any time during the period beginning January 1, 2013 and ending December 31, 2018, in the event we propose to make an underwritten offering of our common stock, subject to certain limitations, the Purdue entities will have “piggyback” registration rights, which require us, at the election of the Purdue entities, to use our reasonable best efforts to cause to be included in such underwritten offering, common stock then held by the Purdue entities representing up to 20% of the total estimated maximum dollar amount of our common stock proposed to be sold in such underwritten offering.

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

The 2012 securities purchase agreement also terminated, as of July 17, 2012, all attendance rights to meetings of our board of directors held by the Purdue entities.

The BRP entities and each associated company holding shares of our common stock have agreed to be present at each regular or special meeting of our stockholders held through September 6, 2017, and to vote all of their shares as recommended by our board of directors in the proxy materials mailed to our stockholders in connection with such meeting, except that with respect to any proposal to amend our corporate charter or approve certain extraordinary transactions, all shares of our common stock that are owned by those entities that are were not issued pursuant to the 2012 securities purchase agreement will be voted in proportion to the manner in which all of our stockholders (other than those entities) vote in respect of such proposal, regardless of the recommendation of our board of directors.

Accounting Impact of Alliance Termination, Debt Extinguishment and Sale and Issuance of Common Stock

We recorded the following during the three months ended September 30, 2012:

•	Gain on termination of Purdue entities strategic alliance of $46.6 million

•	Additional equity on our balance sheet of $74.4 million

•	Extinguished $39.5 million of debt on balance sheet

•	Eliminated $54.0 million of deferred revenue on balance sheet

•	Received cash of $27.5 million

We considered the fact that certain elements of the arrangement discussed above close before others, despite the fact that all of the elements were negotiated and signed concurrently in contemplation of one another. In particular, the strategic alliance with Mundipharma and Purdue was terminated on July 17, 2012, and therefore, there are no further deliverables required under those agreements. However, the equity offering and debt extinguishment did not close at that time because certain regulatory events outside of our control had to occur prior to the closing. As a result, we evaluated the termination of the strategic alliance separately from the financing transaction, including the extinguishment of debt and sale and issuance of stock. We recorded the gain on termination of the Mundipharma and Purdue strategic alliance for $46.6 million which represented our past performance under the 2008 collaboration because we have no further obligation to provide research and development, and the financial risk associated with the research and development has been transferred to the Purdue entities. In particular, any payment of royalties to Mundipharma and Purdue are conditional on the future commercialization of our products.

To establish the financial impact of the stock issuance and debt extinguishment, we determined both the fair value of the common stock we sold and issued and the debt and accrued interest extinguished. We consider Mundipharma and Purdue to be related parties for financial reporting purposes because of their equity ownership. Therefore, we recorded the difference between extinguishing the fair value of the debt and accrued interest, the sale and issuance of our common stock and receiving $27.5 million in cash in additional paid-in capital.

Financial Overview

Revenue

All of our revenue to date has been derived from license fees, the reimbursement of research and development costs, contract service revenue and milestone payments received from our collaboration partners. License fees were recognized as revenue ratably over the expected research and development period under our arrangement with Mundipharma and Purdue. Because our agreements with Mundipharma and Purdue also provided for funding for our research and development efforts, we recognized this cost reimbursement as revenue in the period earned in proportion to our forecasted total expenses as compared to the total research funding budget for the year. In the future, we may generate revenue from a combination of product sales, research and development support services and milestone payments in connection with strategic relationships, and royalties resulting from the sales of products developed under licenses of our intellectual property. We expect that any revenue we generate will fluctuate from year to year as a result of the timing and amount of license fees, research and development reimbursement, milestone and other payments earned under our collaborative or strategic relationships, and the amount and timing of payments that we earn upon the sale of our products, to the extent any are successfully commercialized. If we fail to complete the development of our drug candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our financial statements, would be materially adversely affected.

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

Other Income and Expense

Interest and investment income typically consists of interest earned on cash, cash equivalents and available-for-sale securities, net of interest expense, and amortization of warrants. Interest expense included amortization of the loan commitment asset from Purdue entities, net, from April 2009 through November 2011 when we drew down the full $50 million loan available under the line of credit agreement. Interest expense also included accrued interest on the long-term debt, including amortization of the debt discount, through September 7, 2012 when the debt was extinguished.

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

There have been no material changes to our critical accounting policies during the nine months ended September 30, 2012. Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2011 for a discussion of our critical accounting policies and significant judgments and estimates.

Results of Operations

The following tables summarize our results of operations for each of the three and nine months ended September 30, 2012 and 2011, together with the change in these items in dollars and as a percentage:

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
	(in thousands)
Revenue	$—	$23,305	$(23,305)	(100)%
Research and development expense	(21,495)	(29,418)	7,923	(27)%
General and administrative expense	(6,294)	(5,470)	(824)	15%
Gain on termination of Purdue entities alliance	46,555	—	46,555	—
Interest expense	(533)	(433)	(100)	23%
Interest and investment income	170	71	99	139%

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
	(in thousands)
Revenue	$47,114	$70,448	$(23,334)	(33)%
Research and development expense	(78,578)	(78,689)	111	0%
General and administrative expense	(20,771)	(16,675)	(4,096)	25%
Gain on termination of Purdue entities alliance	46,555	—	46,555	—
Interest expense	(1,908)	(1,299)	(609)	47%
Income from Massachusetts incentive tax award	193	—	193	—
Interest and investment income	416	234	182	78%

Revenue

Our revenue during the three and nine months ended September 30, 2012 consisted of approximately $0 and $45 million, respectively, for reimbursed research and development services we performed under our strategic alliance with Mundipharma and Purdue, and $0 million and $2.1 million, respectively, from the amortization of the deferred revenue associated with the grant of rights and licenses under this alliance. Our revenue during the three and nine months ended September 30, 2011 consisted of approximately $22.3 million and $67.3 million, respectively, for reimbursed research and development services, including $0.5 million and $3.3 million, respectively, in revenue related to reimbursed research and development services for the transition of the FAAH program, and $1.0 million and $3.1 million, respectively, from the amortization of the deferred revenue associated with the grant of rights and licenses under our alliance with Mundipharma and Purdue. The decrease in reimbursed research and development services revenue for the three and nine months ended September 30, 2012 was due to the 2012 termination agreements with Mundipharma and Purdue. We do not expect to recognize any research and development service revenue in future periods from Mundipharma and Purdue.

Research and Development Expense

Research and development expense represented approximately 77% and 84% of our total operating expenses for the three months ended September 30, 2012 and 2011, respectively. Research and development expense represented approximately 79% and 83% of our total operating expenses for the nine months ended September 30, 2012 and 2011, respectively. The $7.9 million decrease in research and development expense for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 was primarily attributable a decrease of $5.0 million in pharmaceutical development and clinical expenses related to the discontinuation of company-sponsored development of saridegib and $3.0 million of expense related to the achievement of a milestone in our PI3K inhibitor program during 2011. Research and development expense was approximately flat when comparing the nine months ended September 30, 2012 to the nine months ended September 30, 2011. Further information regarding restructuring activities is described below under the heading “Liquidity and Capital Resources—Organizational Restructuring.”

We began to track and accumulate costs by major program starting on January 1, 2006. These expenses primarily relate to payroll and related expenses for personnel working on the programs, process development and manufacturing, preclinical toxicology studies, clinical trial costs and allocated costs of facilities. During the three and nine months ended September 30, 2012 and 2011, and from January 1, 2006 through September 30, 2012, we estimate that we incurred the following expenses by program:

Program	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine months ended September 30, 2012	Nine months ended September 30, 2011	January 1, 2006 to September 30, 2012
	(in millions)
Hedgehog pathway inhibitor	$4.9	$12.6	$33.0	$35.6	$161.7
Hsp90 inhibitor	5.3	3.7	16.1	9.9	118.8
FAAH inhibitor	—	0.2	—	2.7	31.1
PI3K inhibitor	7.7	8.5	17.8	16.5	59.3

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

General and Administrative Expense

The increase in general and administrative expense for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 is primarily attributable to an increase of $0.6 million in salaries and benefits expenses, primarily related to a charge taken in connection with restructuring activities. The increase in general and administrative expense for the nine months ended September 30, 2012 as compared to the nine months end September 30, 2011 is primarily attributable to an increase of $2.1 million in salaries and benefits expenses, which includes a charge taken in connection with restructuring activities, an increase of $1.3 million in new product planning and other consulting expenses, and an increase of $0.8 million in corporate legal expenses primarily related to the 2012 termination agreements with Purdue and Mundipharma.

Gain on Termination of Purdue Entities Alliance

The gain on termination of Purdue entities alliance is due to the 2012 termination agreements. We do not expect to recognize any more gains on termination of Purdue entities alliance in future periods.

Interest Expense

Interest expense increased in the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011 due to our drawdown of the entire amount available under the $50 million line of credit from Purdue during November 2011. The long-term debt to the Purdue entities was extinguished on September 7, 2012.

Interest and Investment Income

Interest and investment income increased in the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011 primarily due to a higher average balance of our cash equivalents and available-for-sale securities.

Income from Massachusetts Tax Incentive Award

During the nine months ended September 30, 2012, we recognized $0.2 million as other income. We were awarded a tax grant from the Commonwealth of Massachusetts for approximately $0.5 million for the year ended December 31, 2009, which is earned over a five year period based on headcount growth. We achieved the headcount growth through December 31, 2011 and therefore recognized a pro rata portion of the grant. As the amount received for the award is not related to our ordinary course of operations, we have recorded the amount as other income. If we do not achieve the headcount growth in future years, we may have to refund the Commonwealth of Massachusetts a portion of the grant.

Liquidity and Capital Resources

We have not generated any revenue from the sale of drugs to date, and we do not expect to generate any such revenue for the next several years, if at all. We have instead relied on the proceeds from sales of equity securities, interest on investments, license fees, expense reimbursement under our collaborations, milestone payments, contract service payments and debt to fund our operations. Our available-for-sale debt securities primarily trade in liquid markets, and the average days to maturity of our portfolio, as of September 30, 2012, is less than six months. Because our product candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability.

Our significant capital resources are as follows:

	September 30, 2012	December 31, 2011
	(in thousands)
Cash, cash equivalents and available-for-sale securities	$189,406	$115,937
Working capital	174,585	88,995

	Nine months ended September 30,
	2012	2011
	(in thousands)
Cash provided by (used in):
Operating activities	$(44,048)	$(24,555)
Investing activities	(46,401)	26,779
Capital expenditures (included in investing activities above)	(667)	(822)
Financing activities	119,169	450

Cash Flows

The principal use of cash in operating activities in all periods presented was our net spending on our research and development programs: that is, investments in research and development that were not reimbursed by our strategic alliance partners. On July 17, 2012, we mutually agreed with Mundipharma and Purdue to terminate the strategic alliance agreements, and as a result, the total research and development funding for 2012 was $55 million. We will not receive any more research and development funding from Mundipharma and Purdue. During the nine months ended September 30, 2011, spending on all of our research and development programs other than our Hsp90 program was reimbursed by Purdue and Mundipharma up to contractually specified annual caps. We exceeded the contractually budgeted amount for research and development funding from Mundipharma for the year ended December 31, 2011. We expect to continue our investments in 2012 and beyond in the PI3K program, the Hsp90 program and discovery programs. Our cash flow used in operating activities for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 increased primarily due to a decrease in research and development funding from Purdue entities as a result of the termination of the strategic alliance. Cash flows from operations in future periods can vary significantly due to various factors, including changes in accounts payable and accrued expenses, as well as future collaboration arrangements. However, we expect cash used in operating activities to increase without the research and development funding from Mundipharma.

Net cash used in investing activities for the nine months ended September 30, 2012 included $133.9 million in purchases of available-for-sale securities and proceeds of $81.8 million from maturities of available-for-sale securities. Capital expenditures in the nine months ended September 30, 2012 primarily consisted of laboratory equipment.

Net cash from financing activities for the nine months ended September 30, 2012 included $82.8 million of net proceeds from a public stock offering, $27.5 million of proceeds from issuance of common stock to PPLP as a result of termination of strategic agreements with Mundipharma and Purdue and $8.9 million of proceeds from issuances of common stock from stock option exercises related to stock incentive plans.

Liquidity

We will need substantial additional funds to support our planned operations. In the absence of additional funding or business development activities and based on our current operating plans, we expect that our current cash and investments are sufficient to fund our planned operations into 2014. We may, however, seek to raise additional funds before that date for other reasons, including if:

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

Historically, we have relied on our strategic alliance with Mundipharma and Purdue for a significant portion of our research and development funding needs. Mundipharma and Purdue provided us approximately $260 million in research and development funding during the term of our strategic alliance. Following the termination of the strategic alliance agreements with Mundipharma and Purdue on July 17, 2012, we will no longer be receiving funding from Mundipharma or Purdue and will have to use other resources available to us to help fund our research and development expenses. Our efforts to raise sufficient capital to replace the funding we previously received under the terminated strategic alliance agreements may not be successful.

During the three months ended September 30, 2012, we received $82.8 million of net proceeds from our public stock offering. We may continue to seek additional funding through public or private financings of equity or debt securities, but such financing may not be available on acceptable terms, or at all, particularly in light of current market conditions. In addition, the terms of our financings may be dilutive to, or otherwise adversely affect, holders of our common stock, and such terms may impact our ability to make capital expenditures or incur additional debt. We may also seek additional funds through arrangements with collaborators or other third parties, or through project financing. These arrangements would generally require us to relinquish or encumber rights to some of our technologies or product candidates, and we may not be able to enter into such agreements on acceptable terms, if at all. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of our product development programs or to scale back, suspend or terminate our business operations.

Organizational Restructuring

In June 2012, we voluntarily stopped all company-sponsored clinical trials of saridegib, and in July 2012, we restructured our strategic alliance agreements with Mundipharma and Purdue such that we are no longer entitled to research and development funding. As a result, we implemented work force reductions totaling 20% of our employee headcount as of December 31, 2011. Our work force reductions resulted in restructuring charges totaling $2.6 million related to severance, benefits and related costs for employees and was recorded in research and development expenses and general and administrative expenses in the nine months ended September 30, 2012. We expect to realize cost savings from this restructuring activity during 2013.

Contractual Obligations and Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet financing activities, including the use of structured finance, special purpose entities or variable interest entities.

During the nine months ended September 30, 2012, we extinguished our long-term debt due to Purdue entities by issuing shares of our common stock. Please see note 7 of our condensed consolidated financial statements. There have been no other material changes to our contractual obligations and off-balance sheet arrangements during the nine months ended September 30, 2012. Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2011 for a discussion of our contractual obligations.

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

A hypothetical 100 basis point increase in interest rates would result in an approximate $1.0 million decrease in the fair value of our investments as of September 30, 2012, as compared to an approximate $0.8 million decrease as of December 31, 2011. We have the ability to hold our fixed income investments until maturity and, therefore, we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 4.	Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a limited operating history for you to evaluate our business. We have no approved products and have generated no product revenue from sales. We have primarily incurred operating losses. As of September 30, 2012, we had an accumulated deficit of $276.0 million. We expect to continue to spend significant resources to fund the research and development of IPI-145, retaspimycin HCl, and our other drug candidates. While we may have net income in future periods as the result of non-recurring collaboration revenue, we expect to incur substantial operating losses over the next several years as our clinical trial and drug manufacturing activities increase. As a result, we expect that our accumulated deficit will also increase significantly.

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

We will need substantial additional funds to support our planned operations. In the absence of additional funding or business development activities and based on our current operating plans, we expect that our current cash and investments are sufficient to fund our planned operations into 2014. In the absence of changes to our current operating plans, we will need to raise additional funds by that date. Our need to raise additional funds may be accelerated if our research and development expenses exceed our current expectation, if we acquire a third party or if we acquire or license rights to additional drug candidates or new technologies from one or more third parties. Our need to raise additional funds may also be accelerated for other reasons, including if:

•	our drug candidates require more extensive clinical or preclinical testing than we currently expect;

•	we advance more of our drug candidates than expected into costly later stage clinical trials;

•	we advance more preclinical drug candidates than expected into early stage clinical trials;

•	we acquire additional business, technologies, products or product candidates;

•	the cost of acquiring raw materials for, and of manufacturing, our drug candidates is higher than anticipated;

•	we are required, or consider it advisable, to acquire or license intellectual property rights from one or more third parties; or

•	we experience a loss in our investments due to general market conditions or other reasons.

Historically, we relied on our strategic alliance with Mundipharma International Corporation Limited, or Mundipharma, and Purdue Pharmaceutical Products L.P., or Purdue, for a significant portion of our research and development funding needs. Mundipharma and Purdue provided us approximately $260 million in research and development funding during the term of our strategic alliance. Following the termination of the strategic alliance agreements with Mundipharma and Purdue on July 17, 2012, we will no longer be receiving funding from Mundipharma or Purdue and will have to use other resources available to us to help fund our research and development expenses. Our efforts to raise sufficient capital to replace the funding we previously received under the terminated strategic alliance agreements may not be successful.

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

•

cannot obtain the necessary regulatory approvals. In addition, we entered into a development and license agreement with Intellikine, Inc., or Intellikine, in 2010 under which we obtained rights to discover, develop and commercialize pharmaceutical products targeting the delta and/or gamma isoforms of PI3K, including IPI-145. In January 2012, Intellikine was acquired by Takeda Pharmaceutical Company Limited, or Takeda, acting through its Millennium business unit. We refer to our PI3K program licensor as Millennium. While our agreement with Millennium precludes Millennium from developing or commercializing products directed to the PI3K delta and/or gamma isoforms that meet certain selectivity criteria, Millennium may research, develop and commercialize such products that it was researching, developing or commercializing on its own or with a third party prior to its acquisition of Intellikine. Additionally, Millennium or other potential competitors may develop products directed to other isoforms of PI3K that could be competitive with our PI3K program.

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

As of September 30, 2012, we had approximately $189.4 million in cash, cash equivalents and available-for-sale securities. We historically have invested these amounts in money market funds, corporate obligations, U.S. government-sponsored enterprise obligations, U.S. Treasury securities and mortgage-backed securities meeting the criteria of our investment policy, which is focused on the preservation of our capital. Corporate obligations may include obligations issued by corporations in countries other than the Unites States, including some issues that have not been guaranteed by governments and government agencies. Our investments are subject to general credit, liquidity, market and interest rate risks and instability in the global financial markets. We may realize losses in the fair value of these investments or a complete loss of these investments. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio may have a material adverse effect on our financial results and the availability of cash to fund our operations.

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

To date, we have not obtained approval from the FDA or any foreign regulatory authority to market or sell any of our drug candidates. Our drug candidates are subject to extensive governmental regulations relating to development, clinical trials, manufacturing and commercialization. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required in the United States and in many foreign jurisdictions prior to the commercial sale of medicinal products like our drug candidates. For example, retaspimycin HCl, is being evaluated in Phase 2 clinical trials, which are intended to evaluate the safety and effectiveness of the drug candidate in a particular disease indication. In addition, we are conducting a Phase 2 and a Phase 1 clinical trial to evaluate IPI-145, the lead compound in our PI3K inhibitor program, and we intend to commence a second Phase 2 trial of IPI-145 in late 2012. If any of these trials are successful, we will need to conduct further clinical trials and apply for regulatory approval before we may market or sell any of our drug products. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the drug candidates we are developing, or may in the future develop, either alone or in collaboration with strategic alliance partners, will obtain marketing approval. In connection with the clinical trials of our current and future drug candidates, we face, among other risks, risks that:

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

Our failure to enroll patients in a clinical trial could delay the initiation or completion of the clinical trial beyond current expectations. In addition, the FDA could require us to conduct clinical trials with a larger number of subjects than has been projected for any of our drug candidates. As a result of these factors, we may not be able to enroll a sufficient number of patients in a timely or cost-effective manner.

Furthermore, enrolled patients may drop out of a clinical trial, which could impair the validity or statistical significance of the clinical trial. A number of factors can influence the patient discontinuation rate, including, but not limited to:

•	the inclusion of a placebo arm in a trial;

•	possible inactivity or low activity of the drug candidate being tested at one or more of the dose levels being tested;

•	the occurrence of adverse side effects, whether or not related to the drug candidate; and

•	the availability of numerous alternative treatment options, including clinical trials evaluating competing drug candidates, that may induce patients to discontinue their participation in the trial.

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

In building our product development pipeline, we have intentionally pursued targets with applicability across multiple therapeutic areas and indications. This approach gives us several product opportunities in oncology, inflammatory disease and pain, which are highly competitive and rapidly changing segments of the pharmaceutical industry. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs that target various diseases in these segments. We currently face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available. Moreover, there are a number of large pharmaceutical companies currently marketing and selling products in these segments including Bristol-Myers Squibb Company, the Roche Group and its subsidiary Genentech, Novartis AG and Pfizer, Inc. In addition to currently approved drugs, there are a significant number of drugs that are currently under development and may become available in the future for the treatment of various forms of cancer, inflammatory diseases and pain. We are also aware of a number of companies seeking to develop drug candidates directed to the same biological targets that our own drug candidates are designed to inhibit. Specifically, we believe the following companies are developing compounds that target Hsp90, which is the target of retaspimycin HCl: Synta Pharmaceuticals Corp., Novartis AG, Astex Pharmaceuticals, Inc., Daiichi Sankyo, Inc., Debiopharm Group, Exelixis, Inc., and Kyowa Hakko Kirin Co. Ltd. Also, we believe that Gilead Sciences, Inc., Amgen Inc. and GlaxoSmithKline are developing drugs that target the delta and/or gamma isoforms of PI3K. In addition, many companies are developing product candidates directed to disease targets such as Bruton’s Tyrosine Kinase, or BTK, Janus Kinase, or JAK, and Spleen Tyrosine Kinase, or Syk, in the fields of hematology-oncology and inflammation, including in the specific diseases for which we are currently developing IPI-145, or for which we may develop IPI-145 or other PI3K inhibitors in the future.

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

In addition, we are incorporated in Delaware. Anti-takeover provisions of Delaware law and our organizational documents may make a change in control more difficult. Also, under Delaware law, our board of directors may adopt additional anti-takeover measures. For example, our charter authorizes our board of directors to issue up to 1,000,000 shares of undesignated preferred stock, of which only 99,000 shares have been designated to date, and to determine the terms of those shares of stock without any further action by our stockholders. If our board of directors exercises this power, it could be more difficult for a third party to acquire a majority of our outstanding voting stock. Our charter and by-laws also contain provisions limiting the ability of stockholders to call special meetings of stockholders.

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

Our executive officers, directors, their respective affiliates and entities associated with Purdue currently control approximately 34% of our outstanding common stock. These stockholders have the ability to influence our company through this ownership position. For example, as a result of this concentration of ownership, these stockholders, if acting together, may have the ability to affect the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger or similar transaction. This concentration of ownership may, therefore, harm the market price of our common stock by:

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

INFINITY PHARMACEUTICALS, INC.

Date: November 6, 2012	By:	/S/ ADELENE Q. PERKINS
Adelene Q. Perkins
President and Chief Executive Officer
(Principal Executive Officer)

EXHIBIT INDEX

Exhibit	Description

3.1	Restated Certificate of Incorporation of the Registrant. Previously filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 000-31141) and incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Registrant. Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 17, 2009 (File No. 000-31141) and incorporated herein by reference.

4.1	Form of Common Stock Certificate. Previously filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-31141) and incorporated herein by reference.

4.2	Rights Agreement between the Registrant and American Stock Transfer & Trust Company dated February 13, 2003, which includes the form of Certificate of Designation for the Series A junior participating preferred stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series A junior participating preferred stock as Exhibit C. Previously filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on February 24, 2003 (File No. 000-31141) and incorporated herein by reference.

4.3	First Amendment to the Rights Agreement between the Registrant and American Stock Transfer & Trust Company dated April 11, 2006. Previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 12, 2006 (File No. 000-31141) and incorporated herein by reference.

4.4	Second Amendment to the Rights Agreement between the Registrant and American Stock Transfer & Trust Company, LLC dated November 19, 2008. Previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 20, 2008 (File No. 000-31141) and incorporated herein by reference.

10.1	Offer Letter between the Registrant and Lawrence E. Bloch, M.D., J.D. dated May 15, 2012. Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 23, 2012 (File No. 000-31141) and incorporated herein by reference.

10.2	Sixth Amendment to Lease dated July 8, 2012 between the Registrant and ARE-770/784/790 Memorial Drive LLC. Previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2012 (File No. 000-31141) and incorporated herein by reference.

10.3	Securities Purchase Agreement, dated as of July 17, 2012, between the Registrant, Purdue Pharma L.P., Beacon Company and Rosebay Medical Company L.P. Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 19, 2012 (File No. 000-31141) and incorporated herein by reference.

10.4	Termination and Revised Relationship Agreement, dated as of July 17, 2012, between the Registrant and Mundipharma International Corporation Limited. Previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 19, 2012 (File No. 000-31141) and incorporated herein by reference.

10.5	Termination and Revised Relationship Agreement, dated as of July 17, 2012, between the Registrant and Purdue Pharmaceutical Products L.P. Previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 19, 2012 (File No. 000-31141) and incorporated herein by reference.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101*	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.