Form 10-Q
period 2013-03-31
INFINITY PHARMACEUTICALS, INC.
filed 2013-05-07
CIK 1113148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on March 31, 2013: 47,828,899

INFINITY PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$101,142	$175,742
Available-for-sale securities	201,426	150,276
Prepaid expenses and other current assets	5,267	3,731

Total current assets	307,835	329,749
Property and equipment, net	3,925	4,079
Long-term available-for-sale securities	580	617
Restricted cash	1,128	1,128
Other assets	25	87

Total assets	$313,493	$335,660

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,940	$2,148
Accrued expenses	7,839	10,059
Due to Millennium, current	6,508	6,456

Total current liabilities	17,287	18,663
Due to Millennium, less current portion	6,302	6,252
Other liabilities	539	540

Total liabilities	24,128	25,455
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2013 and December 31, 2012	—	—
Common Stock, $0.001 par value; 100,000,000 shares authorized, and 47,828,899 and 47,499,257 shares issued and outstanding, at March 31, 2013 and December 31, 2012, respectively	48	48
Additional paid-in capital	639,508	633,039
Accumulated deficit	(350,342)	(323,016)
Accumulated other comprehensive income	151	134

Total stockholders’ equity	289,365	310,205

Total liabilities and stockholders’ equity	$313,493	$335,660

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2013	2012
Collaborative research and development revenue from Purdue entities	$—	$25,202
Operating expenses:
Research and development	20,231	28,551
General and administrative	7,430	6,812

Total operating expenses	27,661	35,363

Loss from operations	(27,661)	(10,161)
Other income (expense):
Interest expense	—	(681)
Investment and other income	335	120

Total other income (expense)	335	(561)

Net loss	$(27,326)	$(10,722)

Basic and diluted loss per common share	$(0.57)	$(0.40)

Basic and diluted weighted average number of common shares outstanding	47,620,147	26,776,856

Other comprehensive income:
Net unrealized holding gains on available-for-sale securities arising during the period	17	54

Comprehensive loss	$(27,309)	$(10,668)

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2013	2012
Operating activities
Net loss	$(27,326)	$(10,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	442	446
Stock-based compensation, including 401(k) match	3,992	1,504
Net amortization of available-for-sale securities	393	292
Non-cash interest expense on long-term debt due to Purdue entities	—	681
Other, net	102	16
Changes in operating assets and liabilities:
Unbilled accounts receivable	—	(19)
Prepaid expenses and other assets	(1,474)	(1,636)
Accounts payable, accrued expenses and other liabilities	(1,429)	(4,093)
Deferred revenue from Purdue entities	—	2,316

Net cash used in operating activities	(25,300)	(11,215)
Investing activities
Purchases of property and equipment	(287)	(236)
Purchases of available-for-sale securities	(91,829)	(11,807)
Proceeds from maturities of available-for-sale securities	40,340	21,829

Net cash provided by (used in) investing activities	(51,776)	9,786
Financing activities
Proceeds from issuances of common stock related to stock incentive plans	2,476	694

Net cash provided by financing activities	2,476	694

Net decrease in cash and cash equivalents	(74,600)	(735)
Cash and cash equivalents at beginning of period	175,742	24,197

Cash and cash equivalents at end of period	$101,142	$23,462

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

Infinity Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization

Infinity Pharmaceuticals, Inc. is an innovative drug discovery and development company seeking to discover, develop and deliver to patients best-in-class medicines designed to address diseases with significant unmet needs. As used throughout these unaudited, condensed consolidated financial statements, the terms “Infinity,” “we,” “us,” and “our” refer to the business of Infinity Pharmaceuticals, Inc. and its wholly owned subsidiary.

2. Basis of Presentation

These condensed consolidated financial statements include the accounts of Infinity and its wholly owned subsidiary. We have eliminated all significant intercompany accounts and transactions in consolidation.

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013.

The information presented in the condensed consolidated financial statements and related footnotes at March 31, 2013, and for the three months ended March 31, 2013 and 2012, is unaudited, and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2012 have been derived from our audited financial statements. For further information, please refer to the consolidated financial statements and accompanying footnotes included in our annual report on Form 10-K for the fiscal year ended December 31, 2012, which was filed with the U.S. Securities and Exchange Commission, on March 5, 2013.

Certain amounts in the prior years condensed consolidated financial statements have been reclassified to conform with the current-year presentation. These reclassifications have no impact on previously reported net loss or cash flows.

3. Significant Accounting Policies

Cash Equivalents and Available-For-Sale Securities

Cash equivalents and available-for-sale securities primarily consist of money market funds, U.S. government-sponsored enterprise obligations, corporate obligations. U.S. treasury securities and mortgage-backed securities. Corporate obligations include obligations issued by corporations in countries other than the United States, including some issues that have not been guaranteed by governments and government agencies. We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents, which consist of money market funds, corporate obligations, U.S. government-sponsored enterprise obligations and U.S. treasury securities, are stated at fair value. They are also readily convertible to known amounts of cash and have such short-term maturities that each presents insignificant risk of change in value due to changes in interest rates. Our classification of cash equivalents is consistent with prior periods.

We determine the appropriate classification of marketable securities at the time of purchase and reevaluate such designation at each balance sheet date. We have classified all of our marketable securities at March 31, 2013 and December 31, 2012 as “available-for-sale.” We carry available-for-sale securities at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity.

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

All of our revenues to date have been generated under research collaboration agreements. Revenue associated with the amortization of the deferred revenue associated with the grant of rights and licenses to, and reimbursed research and development services provided for, Mundipharma International Corporation Limited (Mundipharma), and Purdue Pharmaceutical Products L.P. (Purdue), accounted for all of our revenue for the three months ended March 31, 2012. We considered Mundipharma, Purdue and their respective associated entities to be related parties for financial reporting purposes because of their equity ownership prior to April 2013 (see note 7).

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

	At March 31,
	2013	2012
Stock options	6,241,841	7,992,966
Warrants	—	3,220,655

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) is comprised of unrealized holding gains and losses arising during the period on available-for-sale securities that are not other-than-temporarily impaired. During the three months ended March 31, 2013, there were no reclassifications out of accumulated other comprehensive income (loss).

Stock-Based Compensation Expense

For awards granted to employees and directors, we measure stock-based compensation cost at the grant date based on the estimated fair value of the award, and recognize it as expense over the requisite service period on a straight-line basis. We record the expense of services rendered by non-employees based on the estimated fair value of the stock option as of the respective vesting date. We use the Black-Scholes valuation model in determining the fair value of all equity awards. We have no awards with market or performance conditions.

Revenue Recognition

To date, all of our revenue has been generated under research collaboration agreements. The terms of these research collaboration agreements may include payment to us of non-refundable, up-front license fees, funding or reimbursement of research and development efforts, milestone payments if specified objectives are achieved, and/or royalties on product sales. We recognize revenue based upon our best estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item.

Under our previous strategic alliance with Mundipharma and Purdue, we recognized revenues from non-refundable, up-front license fees on a straight-line basis over the contracted or estimated period of performance, which was the research and development term. We regularly considered whether events warranted a change in the estimated period of performance under an agreement. Such a change would have caused us to modify the period of time over which we recognized revenue from the up-front license fee on a prospective basis and would have, in turn, resulted in changes in our quarterly and annual results. We recognized research and development funding as earned over the period of effort as related research and development costs were incurred in proportion to our forecasted total expenses as compared to the total expected research and development funding for the year. We recognized the impact of any change in forecasted total expenses or expected research and development funding as a change in accounting estimate and recorded the impact of that change on a prospective basis. On July 17, 2012, we mutually agreed with Mundipharma and Purdue to terminate our strategic alliance agreements. Further information regarding the terms and conditions of this termination is described below under note 7.

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

Research and Development Expense

Research and development expense consists of expenses incurred in performing research and development activities, including salaries and benefits, overhead expenses including facilities expenses, materials and supplies, preclinical expenses, clinical trial and related clinical manufacturing expenses, stock-based compensation expense, depreciation of equipment, contract services, and other outside expenses. We also include as research and development expense up-front license payments related to acquired technologies which have not yet reached technological feasibility and have no alternative use. We expense research and development costs as they are incurred. We have been a party to collaboration agreements in which we were reimbursed for work performed on behalf of the collaborator, as well as one in which we reimbursed the collaborator for work it had performed. We record all appropriate expenses under our collaborations as research and development expense. If the arrangement provides for reimbursement of research and development expenses, as was the case with our alliance with Mundipharma and Purdue, we record the reimbursement as revenue. If the arrangement provides for us to reimburse the collaborator for research and development expenses or achieving a development milestone for which a payment is due, as was the case with our agreement with Intellikine, Inc. (Intellikine) we record the reimbursement or the achievement of the development milestone as research and development expense. In January 2012, Intellikine was acquired by Takeda Pharmaceutical Company Limited (Takeda) acting through its Millennium business unit.

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

Due to the uncertainty surrounding the realization of the net deferred tax assets in future periods, we have recorded a full valuation allowance against our otherwise recognizable net deferred tax assets as of March 31, 2013 and December 31, 2012.

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

Laboratory equipment	5 years
Computer equipment and software	3 to 5 years
Leasehold improvements	Shorter of lease term or useful life of asset
Furniture and fixtures	7 years

4. Stock-Based Compensation

Total stock-based compensation expense, related to all equity awards, for the three months ended March 31, 2013 and 2012 comprised the following:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
	(in thousands)
Effect of stock-based compensation on net loss by line item:
Research and development	$1,542	$791
General and administrative	2,450	713

As of March 31, 2013, we had approximately $25.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options, which are expected to be recognized over a weighted-average period of 3.1 years.

During the three months ended March 31, 2013, we granted options to purchase 986,094 shares of our common stock at a weighted average fair value of $20.44 with a weighted average exercise price of $37.33. During the three months ended March 31, 2012, we granted options to purchase 1,195,813 shares of our common stock at a weighted average fair value of $4.66 with a weighted average exercise price of $8.00. For the three months ended March 31, 2013 and 2012, the fair values were estimated using the Black-Scholes valuation model using the following weighted-average assumptions:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Risk-free interest rate	0.8%	1.2%
Expected annual dividend yield	—	—
Expected stock price volatility	60.4%	63.6%
Expected term of options	5.0 years	6.1 years

5. Cash, Cash Equivalents and Available-for-Sale Securities

The following is a summary of cash, cash equivalents and available-for-sale securities:

	March 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents due in 90 days or less	$101,142	$—	$—	$101,142
Available-for-sale securities:
Corporate obligations due in one year or less	115,813	65	(20)	115,858
Corporate obligations due in one to five years	4,042	1	—	4,043
U.S. Treasury obligations	9,577	—	—	9,577
Mortgage-backed securities due after ten years	509	71	—	580
U.S. government-sponsored enterprise obligations due in one year or less	67,413	35	(1)	67,447
U.S. government-sponsored enterprise obligations due in one to five years	4,501	—	—	4,501

Total available-for-sale securities	201,855	172	(21)	202,006

Total cash, cash equivalents and available-for-sale securities	$302,997	$172	$(21)	$303,148

	December 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents due in 90 days or less	$175,742	$—	$—	$175,742
Available-for-sale securities:
Corporate obligations due in one year or less	88,644	53	(13)	88,684
Corporate obligations due in one to five years	16,291	8	(9)	16,290
Mortgage-backed securities due after ten years	547	70	—	617
U.S. government-sponsored enterprise obligations due in one year or less	38,779	22	—	38,801
U.S. government-sponsored enterprise obligations due in one to five years	6,498	3	—	6,501

Total available-for-sale securities	150,759	156	(22)	150,893

Total cash, cash equivalents and available-for-sale securities	$326,501	$156	$(22)	$326,635

We held 18 debt securities at March 31, 2013 that had been in an unrealized loss position for less than 12 months. The fair value on these securities was $43.8 million. We evaluated our securities for other-than-temporary impairments based on quantitative and qualitative factors. We considered the decline in market value for these 18 securities to be primarily attributable to current economic and market conditions. It is not more likely than not that we will be required to sell these securities, and we do not intend to sell these securities before the recovery of their amortized cost bases, which recovery is expected within the next 12 months. Based on our analysis, we do not consider these investments to be other-than-temporarily impaired as of March 31, 2013.

As of March 31, 2013, we held 23 financial institution debt securities and other corporate debt securities located in Japan, Switzerland, Australia, the United Kingdom, the Netherlands, and Canada with a fair value of $104.1 million. Nine of these securities, which were issued by Switzerland, Australia and Canada, had gross unrealized losses of $7 thousand and a fair value of $17.4 million. These securities are short term in nature and are scheduled to mature within 12 months. Based on our analysis, we do not consider these investments to be other-than-temporarily impaired as of March 31, 2013.

We had no material realized gains or losses on our available-for-sale securities for the three months ended March 31, 2013 and 2012. There were no other-than-temporary impairments recognized for the three months ended March 31, 2013 and 2012.

6. Fair Value

We use a valuation hierarchy for disclosure of the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs, which we consider the highest level inputs, are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. For our fixed income securities, we reference pricing data supplied by our custodial agent and nationally known pricing vendors, using a variety of daily data sources, largely readily-available market data and broker quotes. We validate the prices provided by our third party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our pricing services as of March 31, 2013 and December 31, 2012.

The following table provides the assets carried at fair value measured on a recurring basis as of March 31, 2013:

	Level 1	Level 2
	(in thousands)
Assets:
Cash and cash equivalents	$25,049	$76,093
Corporate obligations (including commercial paper)	—	119,901
U.S. Treasury obligations	—	9,577
Mortgage-backed securities	—	580
U.S. government-sponsored enterprise obligations	—	71,948

Total	$25,049	$278,099

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

The amount due to Millennium is recorded at its carrying value at March 31, 2013. The fair value of the amount due to Millennium, a Level 2 measurement, was approximately $12.9 million as of March 31, 2013 and was determined using a discounted cash flow model and based on an interest rate we would be charged for a similar loan as of March 31, 2013 (see note 7).

The carrying amounts reflected in the consolidated balance sheets for prepaid expenses and other current assets, other assets, accounts payable and accrued expenses approximate fair value due to their short term maturities.

There have been no changes to the valuation methods during the three months ended March 31, 2013. We evaluate transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1 and Level 2 during the three months ended March 31, 2013. We had no available-for-sale securities that were classified as Level 3 at any point during the three months ended March 31, 2013 or during the year ended December 31, 2012.

7. Collaborations

Millennium

In July 2010, we entered into a development and license agreement with Intellikine, Inc. (Intellikine) under which we obtained rights to discover, develop and commercialize pharmaceutical products targeting the delta and/or gamma isoforms of PI3K, including IPI-145, and paid Intellikine a $13.5 million up-front license fee. In January 2012, Intellikine was acquired by Takeda Pharmaceutical Company Limited (Takeda) acting through its Millennium business unit. We refer to our PI3K program licensor as Millennium. In December 2012, we amended and restated our development and license agreement with Millennium.

Under the terms of the amended and restated agreement, we retained our worldwide development and commercialization rights for products arising from the agreement for all therapeutic indications. We and Millennium no longer conduct the collaborative research program, and the restrictions on each party’s ability to research, develop and commercialize products directed to the delta and/or gamma isoforms of PI3K that meet certain selectivity criteria have terminated, subject, in the case of Millennium, to the exclusive licenses granted to us under the amended and restated agreement.

Additionally, under the amended and restated agreement, Millennium waived the option it had under the original agreement to convert, upon payment of an option fee, its royalty interest in U.S. sales of PI3K products and its right to receive certain milestone payments with respect to such products into the right to share in 50% of profits and losses on U.S. development and commercialization of those PI3K products for which the first Phase 2 clinical trial, as defined in the original agreement, was conducted in an oncology indication, and to participate in up to 30% of the detailing effort for these products in the United States. In consideration of such waiver, we agreed to pay to Millennium $15 million, payable in installments. During the year ended December 31, 2012, we paid $1.7 million of the $15 million, and we recorded the $15 million release payment at its fair value of $14.4 million in research and development expenses. The remaining amount is payable in two equal payments, which we expect to pay in 2013 and 2014, and which we recorded as short-term and long-term liabilities due to Millennium on our balance sheet.

In addition to developing IPI-145, we announced our second potent, oral PI3K-delta,gamma inhibitor, IPI-443, and we are seeking to identify additional novel inhibitors of PI3K-delta and/or PI3K-gamma for future development. We are obligated to pay to Millennium up to $15 million in remaining success-based milestones for the development of two distinct product candidates, and up to $450 million in success-based milestones for the approval and commercialization of two distinct products. As a result of the amendment, such products may include products we license in from a third party. In addition, we are obligated to pay Millennium tiered royalties on worldwide net sales ranging from seven percent to 11 percent, which are the same royalty levels as those specified under the original agreement, upon successful commercialization of products described in the agreement. Such royalties are payable until the later to occur of the expiration of specified patent rights and the expiration of non-patent regulatory exclusivities in a country, subject to reduction, and limits on the number of products, in certain circumstances.

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

Mundipharma and Purdue

Strategic Alliance Termination Agreements

On July 17, 2012, we terminated our strategic alliance with Mundipharma and Purdue and entered into termination and revised relationship agreements with each of those entities, which we refer to as the 2012 termination agreements. The alliance was previously governed by strategic alliance agreements that we entered into with each of Mundipharma and Purdue in November 2008. The strategic alliance agreement with Purdue was focused on the development and commercialization in the United States of products targeting fatty acid amide hydrolase (FAAH). The strategic alliance agreement with Mundipharma was focused on the development and commercialization outside of the United States of all products and product candidates that inhibit or target the Hedgehog pathway, FAAH, PI3K, and product candidates arising out of our early discovery projects in all disease fields. Our heat shock protein 90 (Hsp90) program was expressly excluded from the alliance.

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

•

Mundipharma and Purdue have no further obligation to provide research and development funding to us. Under the alliance, Mundipharma was obligated to reimburse us for research and development expenses we incurred, up to an annual aggregate cap for each alliance program other than FAAH. We recorded $25.2 million in collaborative research and development revenue for the three months ended March 31, 2012. We did not record a liability for amounts previously funded by Purdue and Mundipharma as this relationship was not considered a financing arrangement.

•

We are obligated to pay Mundipharma and Purdue a four percent royalty in the aggregate, subject to reduction as described below, on worldwide net sales of products that were covered by the alliance until such time as they have recovered approximately $260 million, representing the research and development funding paid to us for research and development services performed by us through the termination of the strategic alliance. After this cost recovery, our royalty obligations to Mundipharma and Purdue will be reduced to a one percent royalty on net sales in the United States of products that were previously subject to the strategic alliance. All payments are contingent upon the successful commercialization of products subject to the alliance, which products are subject to significant further development. As such, there is significant uncertainty about whether any such products will ever be approved or commercialized. If no products are commercialized, no payments will be due by us to Mundipharma and Purdue; therefore, no amounts have been accrued.

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

Line of Credit Agreement

In connection with the previous strategic alliance with Mundipharma and Purdue, we also entered into a line of credit agreement with Purdue and its independent associated company, Purdue Pharma L.P. (PPLP) that provided for the borrowing by us of one or more unsecured loans up to an aggregate maximum principal amount of $50 million. We recorded interest expense on the net amount borrowed using the effective interest method. We recorded $0.7 million of related interest expense in the three months ended March 31, 2012 using an effective interest rate of 7.29%.

On September 7, 2012, upon completion of the sale and issuance of common stock to PPLP under the 2012 securities purchase agreement described below, the line of credit agreement with PPLP terminated in its entirety.

2012 Securities Purchase Agreement

On July 17, 2012, in connection with the termination of the strategic alliance with Mundipharma and Purdue, we executed a securities purchase agreement with PPLP, which we refer to as the 2012 securities purchase agreement, under which we agreed to sell and issue 5,416,565 shares of our common stock to PPLP and two entities associated with PPLP, which we collectively refer to as the BRP entities, at a price of $14.50 per share for an aggregate consideration of approximately $78.5 million. The consideration was composed of extinguishment of approximately $51.0 million in principal and interest owed to PPLP under a line of credit agreement and $27.5 million in cash. We completed the sale and issuance on September 7, 2012 at which time the line of credit agreement with PPLP terminated in its entirety. As of March 31, 2013, the BRP entities held approximately 11.4 million shares of our outstanding common stock. Immediately following the closing on April 16, 2013 of the April 2013 offering described below, the BRP entities no longer owned any shares of our common stock. On April 11, 2013, we entered into a letter agreement with the BRP entities described below, pursuant to which the 2012 securities purchase agreement terminated effective as of April 16, 2013.

The 2012 securities purchase agreement provided that, at any time during the period beginning January 1, 2013 and ending December 31, 2018, in the event we proposed to make an underwritten offering of our common stock, subject to certain limitations, the Purdue entities would have “piggyback” registration rights, which would have required us, at the election of the Purdue entities, to use our reasonable best efforts to cause to be included in such underwritten offering, common stock then held by the Purdue entities representing up to 20% of the total estimated maximum dollar amount of our common stock proposed to be sold in such underwritten offering.

In addition, the BRP entities had agreed that during the period between July 17, 2012 and December 31, 2013, if requested by us and/or the managing underwriters, placement agents or initial purchasers for any offering of our stock proposed by us during such period, not to, among other things, offer, sell or otherwise transfer or dispose of, directly or indirectly, any common stock held by the BRP entities or to enter into any agreement that transfers, in whole or in part, any of the economic consequences of ownership of any common stock held by the BRP entities, during such period as may have been requested by such managing underwriters, the placement agents or the initial purchasers, and to execute a lock-up agreement reflecting such restrictions, provided that all of our officers, directors and affiliates entered into similar agreements with equivalent terms.

The 2012 securities purchase agreement also terminated, as of July 17, 2012, all attendance rights to meetings of our board of directors held by the Purdue entities.

Pursuant to the 2012 securities purchase agreement, the BRP entities and each associated company holding shares of our common stock also agreed to be present at each regular or special meeting of our stockholders held through September 6, 2017 and to vote all of their shares as recommended by our board of directors in the proxy materials mailed to our stockholders in connection with such meeting, subject to limitations specified in the 2012 securities purchase agreement.

Subsequent Event - April 2013 Offering and 2013 Termination Agreement

On April 9, 2013, we entered into a letter agreement with the BRP Entities, referred to herein as the April 9 letter agreement, pursuant to which the parties agreed that effective upon the public announcement of the public offering described below and contingent upon the sale of shares by the selling stockholders in the public offering: (i) we waived the existing lock-up restrictions set forth in the 2012 securities purchase agreement, but only with respect to the shares of our common stock sold by the selling stockholders in the public offering; (ii) with respect to any shares that were held by the selling stockholders and PPLP after the public offering, which we refer to as the remaining shares, the selling stockholders and PPLP agreed they would not exercise, in connection with our next offering of capital stock, the “piggyback” registration rights described above; and (iii) any such remaining shares would be subject to a lock-up between us and the selling stockholders and PPLP through the six-month anniversary of the execution of the underwriting agreement in connection with the public offering and the selling stockholders and PPLP agreed, if so requested, pursuant to the 2012 securities purchase agreement to execute a lock-up agreement with the underwriters, placement agents or other initial purchasers in any offering of our capital stock that commenced on or before December 31, 2013.

On April 10, 2013, we executed an underwriting agreement with Morgan Stanley & Co. LLC and J.P. Morgan Securities LLC as underwriters, certain of the BRP entities as selling stockholders, and PPLP, relating to an underwritten public offering of up to 11,416,565 shares of our common stock held by the BRP entities, referred to herein as the public offering.

On April 11, 2013, we entered into a letter agreement with the BRP entities, pursuant to which the 2012 securities purchase agreement, as amended by the April 9 letter agreement, terminated upon the sale of all of the shares of our common stock held by the BRP entities in the public offering on April 16, 2013. The termination of the 2012 securities purchase agreement resulted in, among other things, the elimination of (i) the “piggyback” registration rights of the BRP entities, (ii) the lock-up arrangements in effect with respect to the shares of our common stock held by the BRP entities, and (iii) except with respect to our 2013 annual meeting of stockholders (to the extent the shares of our common stock sold in the public offering were held by the BRP entities on or before the record date set for the our 2013 annual meeting of stockholders), the BRP entities’ agreement to vote their respective shares as provided in the 2012 securities purchase agreement.

The BRP entities, through two selling stockholders, sold 11,416,565 shares in the public offering at a price of $40 per share, representing their entire holdings in our common stock. The public offering closed on April 16, 2013, and, as a result, the BRP entities no longer owned any shares of our common stock at such time.

8. Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2013	December 31, 2012
	(in thousands)
Accrued compensation and benefits	$2,945	$5,555
Accrued drug manufacturing costs	1,313	1,288
Accrued clinical studies	1,331	1,234
Other	2,250	1,982

Total accrued expenses	$7,839	$10,059

9. Restructuring Activities

In June 2012, we voluntarily stopped all company-sponsored clinical trials of saridegib, our Hedgehog pathway inhibitor. We reallocated remaining resources to other potential development programs and product portfolio efforts and reduced our work force. In July 2012, we agreed with Mundipharma and Purdue to terminate our strategic alliance agreements with the result that Mundipharma would have no further obligation to provide research and development funding to us (see note 7), and therefore we undertook a subsequent workforce reduction.

The associated restructuring expenses were recorded as research and development and general and administrative expenses in the year ended December 31, 2012. The following table summarizes the impact of the payments for the three months ended March 31, 2013 and the current liability remaining on the balance sheet as of March 31, 2013, in thousands:

	Amounts Accrued at December 31, 2012	Amounts Paid Through March 31, 2013	Amounts Accrued at March 31, 2013
Employee severance, benefits and related costs for work force reductions	$392	$(279)	$113

10. Subsequent Event

In April 2013, the BRP entities, through two selling stockholders, sold in an underwritten public offering 11,416,565 shares of our common stock at a price of $40 per share, representing their entire holdings in our common stock. We did not sell any shares or receive any proceeds from the offering, and the total number of shares of our outstanding common stock did not change as a result of the offering. See note 7 above under the heading “Subsequent Event - April 2013 Offering and 2013 Termination Agreement” for further description of the offering and related agreements.

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

Business Overview

We are an innovative drug discovery and development company seeking to discover, develop and deliver to patients best-in-class medicines designed to address diseases with significant unmet need. We combine proven scientific expertise with a passion for developing novel small molecule drugs that target emerging disease pathways. Our programs focused on the inhibition of phosphoinositide-3-kinase (PI3K), and heat shock protein 90 (Hsp90), are evidence of our innovative approach to drug discovery and development. We have worldwide development and commercialization rights to all of our product candidates and early discovery programs, subject to certain financial obligations to our current licensor and former development partners.

Research and Development Programs

PI3 Kinase Inhibitor Program

IPI-145, our lead product candidate, is a potent, oral inhibitor of Class I PI3K-delta and PI3K-gamma, which we are investigating in both hematologic malignancies and inflammatory diseases. We believe that IPI-145 is the first PI3K-delta,gamma inhibitor in clinical development. We are conducting a Phase 1, open-label, dose-escalation study designed to evaluate the safety, pharmacokinetics and clinical activity of IPI-145 in patients with advanced hematologic malignancies. Additionally, we are enrolling patients in five additional expansion cohorts in the Phase 1 study to further evaluate the safety, pharmacokinetics and activity of IPI-145 in patients with the following hematologic malignancies:

•	Chronic lymphocytic leukemia, indolent non-Hodgkin lymphoma and mantle cell lymphoma,

•	T-cell lymphomas,

•	Aggressive B-cell lymphomas,

•	Myeloid neoplasms, and

•	T-cell or B-cell acute lymphoblastic leukemia/lymphoma.

We intend to provide updated data from this study at two medical meetings in June 2013, including at the American Society of Clinical Oncology (ASCO) 2013 Annual Meeting and the 12th International Conference on Malignant Lymphoma. We are planning to initiate at least two additional trials of IPI-145 in patients with hematologic malignancies in 2013. Additionally, the U.S. Food and Drug Administration (FDA), and the European Medicines Agency have granted orphan drug designation to IPI-145 for the potential treatment of chronic lymphocytic leukemia and small lymphocytic lymphoma.

In addition to exploring hematologic malignancies, we are investigating IPI-145 for potential applications in inflammatory diseases in two Phase 2 trials. The first is a Phase 2a randomized, double-blind, placebo-controlled trial of IPI-145 in approximately 30 patients with mild, allergic asthma. Endpoints of this multi-dose, two-way crossover study include safety, pharmacokinetics and FEV1, a measure of lung function. We expect to provide an update on this trial in the second half of 2013. The second trial, which we refer to as the ASPIRA trial, is a Phase 2, randomized, double-blind, placebo-controlled study designed to evaluate the efficacy, safety and pharmacokinetics of IPI-145 in patients with rheumatoid arthritis (RA). The study is expected to enroll approximately 316 adults with moderate-to-severe RA and is designed to examine three dose levels of IPI-145 given twice daily for 12 weeks in combination with methotrexate compared to treatment with methotrexate alone. The primary efficacy endpoint of the study is the American College of Rheumatology (ACR)20 response rate, which is defined as the proportion of people who achieve at least a 20 percent improvement in ACR response criteria.

In January 2013, we announced our second potent, oral PI3K-delta,gamma inhibitor, IPI-443. We expect to complete in the second half of 2013 nonclinical studies designed to enable the initiation of Phase 1 clinical development.

Retaspimycin Hydrochloride

Our second clinical candidate, retaspimycin hydrochloride (HCl), is a novel, potent and selective inhibitor of heat shock protein 90 (Hsp90). We completed patient enrollment in a Phase 2, randomized, double-blind, placebo-controlled clinical trial evaluating retaspimycin HCl in combination with docetaxel, a chemotherapy, compared to placebo and docetaxel in 226 patients with second or third-line non-small cell lung cancer (NSCLC), who are naive to docetaxel treatment and have a history of heavy smoking. We stratified patients in our Phase 2 trial by squamous cell carcinoma and adenocarcinoma based on results from our Phase 1b trial in which we observed partial responses in patients with squamous cell carcinoma. In addition, we are prospectively evaluating a novel biomarker that we believe may be predictive of response. Due to the anticipated timing of planned correlative studies and biomarker analyses, we now expect to report topline overall survival data from this trial in the second half of 2013.

We are also enrolling patients in a Phase 1b/2 trial to explore the safety and efficacy of retaspimycin HCl in combination with everolimus, an inhibitor of the mammalian target of rapamycin (mTOR) pathway, in NSCLC patients with a KRAS gene mutation. The objective of this Phase 1b/2 trial is to determine the recommended dose for the combination treatment and to evaluate the safety and clinical activity of retaspimycin HCl in combination with everolimus. We expect to report topline data from this Phase 1b/2 trial in the second half of 2013.

Other Programs

In addition to our clinical stage programs, we have multiple innovative projects in earlier stages of development. Through our internal discovery efforts, we also discovered IPI-940, a novel, orally available inhibitor of fatty acid amide hydrolase (FAAH). It is believed that inhibition of FAAH may enable the body to bolster its own analgesic and anti-inflammatory response, and may have applicability in a broad range of painful or inflammatory conditions. We are currently seeking potential partnering opportunities for our FAAH program. In June 2012, we voluntarily stopped all company-sponsored clinical trials of saridegib, our lead Hedgehog pathway inhibitor.

Strategic Alliances

Millennium

In July 2010, we entered into a development and license agreement with Intellikine, Inc. (Intellikine) under which we obtained rights to discover, develop and commercialize pharmaceutical products targeting the delta and/or gamma isoforms of PI3K, including IPI-145. We paid Intellikine a $13.5 million up-front license fee. In January 2012, Intellikine was acquired by Takeda Pharmaceutical Company Limited (Takeda) acting through its Millennium business unit. We refer to our PI3K program licensor as Millennium. In December 2012, we amended and restated our development and license agreement with Millennium.

Under the terms of the amended and restated agreement, we retained our worldwide development and commercialization rights for products arising from the agreement for all therapeutic indications. We and Millennium no longer conduct the collaborative research program, and the restrictions on each party’s ability to research, develop and commercialize products directed to the delta and/or gamma isoforms of PI3K that meet certain selectivity criteria have terminated, subject, in the case of Millennium, to the exclusive licenses granted to us under the amended and restated agreement.

Additionally, under the amended and restated agreement, Millennium waived the option it had under the original agreement to convert, upon payment of an option fee, its royalty interest in U.S. sales of PI3K products and its right to receive certain milestone payments with respect to such products into the right to share in 50% of profits and losses on U.S. development and commercialization of those PI3K products for which the first Phase 2 clinical trial, as defined in the original agreement was conducted in an oncology indication, and to participate in up to 30% of the detailing effort for these products in the United States. In consideration of such waiver, we agreed to pay to Millennium $15 million, payable in installments. During the year ended December 31, 2012, we paid $1.7 million of the $15 million, and we recorded the $15 million release payment at its fair value of $14.4 million in research and development expenses. The remaining amount is payable in two equal payments, which we expect to pay in 2013 and 2014, and which we recorded as short-term and long-term liabilities due to Millennium on our balance sheet.

In addition to developing IPI-145, we announced our second potent, oral PI3K-delta,gamma inhibitor, IPI-443, and we are seeking to identify additional novel inhibitors of PI3K-delta and/or PI3K-gamma for future development. We are obligated to pay to Millennium up to $15 million in remaining success-based milestones for the development of two distinct product candidates, and up to $450 million in success-based milestones for the approval and commercialization of two distinct products. As a result of the amendment, such products may include products we license in from a third party. In addition, we are obligated to pay Millennium tiered royalties on worldwide net sales ranging from seven percent to 11 percent, which are the same royalty levels as those specified under the original agreement, upon successful commercialization of products described in the agreement. Such royalties are payable until the later to occur of the expiration of specified patent rights and the expiration of non-patent regulatory exclusivities in a country, subject to reduction, and limits on the number of products, in certain circumstances.

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

Mundipharma and Purdue

Strategic Alliance Termination Agreements

On July 17, 2012, we terminated our strategic alliance with Mundipharma and Purdue and entered into termination and revised relationship agreements with each of those entities, which we refer to as the 2012 termination agreements. The alliance was previously governed by strategic alliance agreements that we entered into with each of Mundipharma and Purdue in November 2008. The strategic alliance agreement with Purdue was focused on the development and commercialization in the United States of products targeting FAAH. The strategic alliance agreement with Mundipharma was focused on the development and commercialization outside of the United States of all products and product candidates that inhibit or target the Hedgehog pathway, FAAH, PI3K, and product candidates arising out of our early discovery projects in all disease fields. Our Hsp90, program was expressly excluded from the alliance.

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

•

Mundipharma and Purdue have no further obligation to provide research and development funding to us. Under the alliance, Mundipharma was obligated to reimburse us for research and development expenses we incurred, up to an annual aggregate cap for each alliance program other than FAAH. We recorded $25.2 million in collaborative research and development revenue for the three months ended March 31, 2012. We did not record a liability for amounts previously funded by Purdue and Mundipharma as this relationship was not considered a financing arrangement.

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

Line of Credit Agreement

In connection with the previous strategic alliance with Mundipharma and Purdue, we also entered into a line of credit agreement with Purdue and its independent associated company, Purdue Pharma L.P. (PPLP), that provided for the borrowing by us of one or more unsecured loans up to an aggregate maximum principal amount of $50 million. We recorded interest expense on the net amount borrowed using the effective interest method. We recorded $0.7 million of related interest expense in the three months ended March 31, 2012 using an effective interest rate of 7.29%.

On September 7, 2012, upon completion of the sale and issuance of common stock to PPLP under the 2012 securities purchase agreement described below, the line of credit agreement with PPLP terminated in its entirety.

2012 Securities Purchase Agreement

On July 17, 2012, in connection with the termination of the strategic alliance with Mundipharma and Purdue, we executed a securities purchase agreement with PPLP, which we refer to as the 2012 securities purchase agreement, under which we agreed to sell and issue 5,416,565 shares of our common stock to PPLP and two entities associated with PPLP, which we collectively refer to as the BRP entities, at a price of $14.50 per share for an aggregate consideration of approximately $78.5 million. The consideration was composed of extinguishment of approximately $51.0 million in principal and interest owed to PPLP under a line of credit agreement and $27.5 million in cash. We completed the sale and issuance on September 7, 2012 at which time the line of credit agreement with PPLP terminated in its entirety. As described below, on April 11, 2013, we entered into a letter agreement with the BRP entities, pursuant to which the 2012 securities purchase agreement terminated effective as of April 16, 2013.

The 2012 securities purchase agreement provided that, at any time during the period beginning January 1, 2013 and ending December 31, 2018, in the event we proposed to make an underwritten offering of our common stock, subject to certain limitations, the Purdue entities would have “piggyback” registration rights, which would have required us, at the election of the Purdue entities, to use our reasonable best efforts to cause to be included in such underwritten offering, common stock then held by the Purdue entities representing up to 20% of the total estimated maximum dollar amount of our common stock proposed to be sold in such underwritten offering.

In addition, the BRP entities had agreed that during the period between July 17, 2012 and December 31, 2013, if requested by us and/or the managing underwriters, placement agents or initial purchasers for any offering of our stock proposed by us during such period, not to, among other things, offer, sell or otherwise transfer or dispose of, directly or indirectly, any common stock held by the BRP entities or to enter into any agreement that transfers, in whole or in part, any of the economic consequences of ownership of any common stock held by the BRP entities, during such period as may have been requested by such managing underwriters, the placement agents or the initial purchasers, and to execute a lock-up agreement reflecting such restrictions, provided that all of our officers, directors and affiliates entered into similar agreements with equivalent terms.

The 2012 securities purchase agreement also terminated, as of July 17, 2012, all attendance rights to meetings of our board of directors held by the Purdue entities.

Pursuant to the 2012 securities purchase agreement, the BRP entities and each associated company holding shares of our common stock also agreed to be present at each regular or special meeting of our stockholders held through September 6, 2017 and to vote all of their shares as recommended by our board of directors in the proxy materials mailed to our stockholders in connection with such meeting, subject to limitations specified in the 2012 securities purchase agreement.

April 2013 Offering and 2013 Termination Agreement

On April 9, 2013, we entered into a letter agreement with the BRP Entities, referred to herein as the April 9 letter agreement, pursuant to which the parties agreed that effective upon the public announcement of the public offering described below and contingent upon the sale of shares by the selling stockholders in the public offering: (i) we waived the existing lock-up restrictions set forth in the 2012 securities purchase agreement, but only with respect to the shares of our common stock sold by the selling stockholders in the public offering; (ii) with respect to any shares that were held by the selling stockholders and PPLP after the public offering, which we refer to as the remaining shares, the selling stockholders and PPLP agreed they would not exercise, in connection with our next offering of capital stock, the “piggyback” registration rights described above; and (iii) any such remaining shares would be subject to a lock-up between us and the selling stockholders and PPLP through the six-month anniversary of the execution of the underwriting agreement in connection with the public offering and the selling stockholders and PPLP agreed, if so requested, pursuant to the 2012 securities purchase agreement to execute a lock-up agreement with the underwriters, placement agents or other initial purchasers in any offering of our capital stock that commenced on or before December 31, 2013.

On April 10, 2013, we executed an underwriting agreement with Morgan Stanley & Co. LLC and J.P. Morgan Securities LLC as underwriters, certain of the BRP entities as selling stockholders, and PPLP, relating to an underwritten public offering of up to 11,416,565 shares of our common stock held by the BRP entities, referred to herein as the public offering.

On April 11, 2013, we entered into a letter agreement with the BRP entities, pursuant to which the 2012 securities purchase agreement, as amended by the April 9 letter agreement, terminated upon the sale of all of the shares of our common stock held by the BRP entities in the public offering on April 16, 2013. The termination of the 2012 securities purchase agreement resulted in, among other things, the elimination of (i) the “piggyback” registration rights of the BRP entities, (ii) the lock-up arrangements in effect with respect to the shares of our common stock held by the BRP entities, and (iii) except with respect to our 2013 annual meeting of stockholders (to the extent the shares of our common stock sold in the public offering were held by the BRP entities on or before the record date set for the our 2013 annual meeting of stockholders), the BRP entities’ agreement to vote their respective shares as provided in the 2012 securities purchase agreement.

The BRP entities, through two selling stockholders, sold 11,416,565 shares in the public offering at a price of $40 per share, representing their entire holdings in our common stock. The public offering closed on April 16, 2013, and, as a result, the BRP entities no longer owned any shares of our common stock at such time.

Financial Overview

Revenue

All of our revenue to date has been derived from license fees, the reimbursement of research and development costs, contract service revenue and milestone payments received from our collaboration partners. License fees were recognized as revenue ratably over the expected research and development period under our arrangement with Mundipharma and Purdue. Because our agreements with Mundipharma and Purdue also provided for funding for our research and development efforts, we recognized this cost reimbursement as revenue in the period earned in proportion to our forecasted total expenses as compared to the total research funding budget for the year. In the future, we may generate revenue from a combination of product sales, research and development support services and milestone payments in connection with strategic relationships and royalties resulting from the sales of products developed under licenses of our intellectual property. We expect that any potential future revenue we generate will fluctuate from year to year as a result of the timing and amount of license fees, research and development reimbursement, milestone and other payments earned under our collaborative or strategic relationships, and the amount and timing of payments that we earn upon the sale of our products, to the extent any are successfully commercialized.

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

General and Administrative Expense

General and administrative expense primarily consists of compensation of personnel in executive, finance, accounting, legal, information technology infrastructure, corporate communications, corporate development, human resources and early commercial functions. Other costs include facilities costs not otherwise included in research and development expense, and professional fees for legal and accounting services. General and administrative expense also consists of the costs of maintaining our intellectual property portfolio.

Other Income and Expense

Investment and other income typically consists of interest earned on cash, cash equivalents and available-for-sale securities. Interest expense included accrued interest on the long-term debt, including amortization of the debt discount.

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

There have been no material changes to our critical accounting policies during the three months ended March 31, 2013. Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2012 for a discussion of our critical accounting policies and significant judgments and estimates.

Results of Operations

The following tables summarize our results of operations for each of the three months ended March 31, 2013 and 2012, together with the change in these items in dollars and as a percentage:

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
	(in thousands)
Revenue	$—	$25,202	$(25,202)	(100)%
Research and development expense	(20,231)	(28,551)	8,320	(29)%
General and administrative expense	(7,430)	(6,812)	(618)	9%
Interest expense	—	(681)	(681)	(100)%
Investment and other income	335	120	215	179%

Revenue

We recorded no revenue during the three months ended March 31, 2013 as we terminated our strategic alliance agreements with Mundipharma and Purdue in July 2012. Our revenue during the three months ended March 31, 2012 consisted of approximately $24.2 million for reimbursed research and development services we performed under our strategic alliance with Mundipharma and Purdue, and $1.0 million from the amortization of the deferred revenue associated with the grant of rights and licenses under this alliance.

Research and Development Expense

The $8.3 million decrease in research and development expense for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 was primarily due to $3.1 million in lower clinical manufacturing expenses and $2.9 million in lower clinical expenses largely attributable to the discontinuation of company-sponsored development of saridegib, our Hedgehog pathway inhibitor.

We began to track and accumulate expenses by major program starting on January 1, 2006. During the three months ended March 31, 2013 and 2012, and from January 1, 2006 through March 31, 2013, we estimate that we incurred the following expenses by program:

Program	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	January 1, 2006 to March 31, 2013
	(in millions)
PI3K inhibitors	$13.0	$4.7	$103.3
Hsp90 inhibitor	4.8	5.2	128.8
Hedgehog pathway inhibitor	0.6	14.2	163.3

We expect expenses related to our PI3K programs to increase as we continue clinical development of IPI-145 and preclinical development of IPI-443. We expect to incur minimal expenses related to our Hedgehog pathway inhibitor program as a result of the discontinuation of company-sponsored development. We do not believe that the historical costs associated with our lead drug development programs are indicative of the future costs associated with these programs nor represent what any other future drug development program we initiate may cost. Due to the variability in the length of time and scope of activities necessary to develop a product candidate and uncertainties related to our cost estimates and our ability to obtain marketing approval for our product candidates, accurate and meaningful estimates of the total costs required to bring our product candidates to market are not available.

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

General and Administrative Expense

The increase in general and administrative expense for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 is primarily attributable to higher stock-based compensation expense, including $1.3 million for non-employee stock options.

Interest Expense

Interest expense decreased in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 due to the extinguishment on September 7, 2012 of the long-term debt due to the Purdue entities. We do not expect to record interest expense during the year ended December 31, 2013.

Investment and Other Income

Investment and other income increased in the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 primarily due to a non-recurring cash distribution received from one of our insurance carriers.

Liquidity and Capital Resources

We have not generated any revenue from the sale of drugs to date, and we do not expect to generate any such revenue for the next several years, if at all. We have instead relied on the proceeds from sales of equity securities, debt, interest on investments, up-front license fees, expense reimbursement, milestones and cost sharing under our collaborations to fund our operations. Our available-for-sale debt securities primarily trade in liquid markets, and the average days to maturity of our portfolio, as of March 31, 2013, is less than six months. Because our product candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability.

Our significant capital resources are as follows:

	March 31, 2013	December 31, 2012
	(in thousands)
Cash, cash equivalents and available-for-sale securities	$303,148	$326,635
Working capital	290,548	311,086

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Cash provided by (used in):
Operating activities	$(25,300)	$(11,215)
Investing activities	(51,776)	9,786
Capital expenditures (included in investing activities above)	(287)	(236)
Financing activities	2,476	694

Cash Flows

The principal use of cash in operating activities in all periods presented was related to our research and development programs. Our cash flow used in operating activities for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 increased primarily due to the discontinuation of all research and development funding following the termination of our strategic alliance with Purdue and Mundipharma in July 2012. During the three months ended March 31, 2012, we received research and development funding from Mundipharma totaling $27.5 million. However, our cash flow used in operating activities in future periods may vary significantly due to various factors, including potential cash inflows from future collaboration agreements and potential cash outflows for licensing new programs from third parties.

Net cash from investing activities for the period ended March 31, 2013 included $91.9 million in purchases of available-for-sale securities and proceeds of $40.3 million from maturities of available-for-sale securities. Capital expenditures in the three months ended March 31, 2013 primarily consisted of laboratory equipment, computer equipment and software.

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

We have received $244.8 million of net proceeds from our public stock offerings since the termination of the strategic alliance agreements with Mundipharma and Purdue. We may continue to seek additional funding through public or private financings of equity or debt securities, but such financing may not be available on acceptable terms, if at all. In addition, the terms of our financings may be dilutive to, or otherwise adversely affect, holders of our common stock, and such terms may impact our ability to make capital expenditures or incur additional debt. We may also seek additional funds through arrangements with collaborators or other third parties, or through project financing. These arrangements would generally require us to relinquish or encumber rights to some of our technologies or product candidates, and we may not be able to enter into such agreements on acceptable terms, if at all. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of our development programs or to scale back, suspend or terminate our business operations.

Obligations and Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet financing activities, including the use of structured finance, special purpose entities or variable interest entities.

There have been no material changes to our contractual obligations and off-balance sheet arrangements during the three months ended March 31, 2013.

We are obligated to pay to Millennium up to $15 million in remaining success-based milestones for the development of two distinct product candidates, and up to $450 million in success-based milestones for the approval and commercialization of two distinct products. Because the achievement of these milestones had not occurred as of March 31, 2013, such contingencies have not been recorded in our financial statements.

Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2012 for a discussion of our judgments and estimates.

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

A hypothetical 100 basis point increase in interest rates would result in an approximate $1.1 million decrease in the fair value of our investments as of March 31, 2013, as compared to an approximate $1.0 million decrease as of December 31, 2012. We have the ability to hold our fixed income investments until maturity and, therefore, we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 4.	Controls and Procedures

Our management, with the participation of our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our principal executive and financial officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

Risks Related to Our Stage of Development as a Company

Our results to date do not guarantee that any of our product candidates will be safe or effective, or receive regulatory approval.

The risk of failure of our current product candidates is high. To date, the data supporting our clinical development strategy for our product candidates are derived solely from laboratory and preclinical studies and limited early-to-mid-stage clinical trials. Later clinical trials may not yield data consistent with earlier clinical trials, as was the case with our randomized Phase 2 clinical trial of saridegib in patients with pancreatic cancer, which we elected to discontinue in January 2012 following a preliminary analysis of data that did not confirm what was observed in the single-arm, Phase 1b portion of the study. Similarly, clinical responses seen in patients enrolled at early stages of a clinical trial may not be replicated in patients enrolled in that trial at a later time. In addition, adverse events not observed in early clinical trials may be seen for the first time in later studies or adverse events observed in a small number of patients in early trials may be seen in a greater number of patients in later studies and have greater statistical significance than previously anticipated. In the event that our clinical trials do not yield data consistent with earlier experience, it may be necessary for us to change our development strategy or abandon development of that product candidate, either of which could result in delays, additional costs and a decrease in our stock price. It is impossible to predict when or if any of our product candidates will prove safe or effective in humans or receive regulatory approval. These product candidates may not demonstrate in patients the chemical and pharmacological properties ascribed to them in laboratory studies or early-stage clinical trials, and they may interact with human biological systems or other drugs in unforeseen, ineffective or harmful ways. If we are unable to discover or successfully develop drugs that are safe and effective in humans, we will not have a viable business.

We have a history of operating losses, expect to incur significant and increasing operating losses in the future, may never become profitable, or if we become profitable we may not remain profitable.

We have a limited operating history for you to evaluate our business. We have no approved products and have generated no product revenue from sales. We have primarily incurred operating losses. As of March 31, 2013, we had an accumulated deficit of $350.3 million. We expect to continue to spend significant resources to fund the research and development of IPI-145, retaspimycin HCl, and our other product candidates. While we may have net income in future periods as the result of non-recurring collaboration revenue, we expect to incur substantial operating losses over the next several years as our clinical trial and drug manufacturing activities increase. As a result, we expect that our accumulated deficit will also increase significantly.

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

Historically, we relied on our previous strategic alliance with Mundipharma International Corporation Limited (Mundipharma), and Purdue Pharmaceutical Products L.P. (Purdue), for a significant portion of our research and development funding needs. Mundipharma and Purdue provided us with approximately $260 million in research and development funding during the term of our strategic alliance. Following the termination of the strategic alliance agreements with Mundipharma and Purdue on July 17, 2012, we no longer receive such funding and must use other resources available to us to fund our research and development expenses. Our efforts to raise sufficient capital to replace the funding we previously received under the terminated strategic alliance agreements may not be successful.

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

If any future alliance partner does not devote sufficient time and resources to its alliance arrangements with us, we may not realize the potential commercial benefits of the arrangement, and our results of operations may be adversely affected. In addition, if any alliance partner were to breach or terminate its arrangements with us, the development and commercialization of the affected product candidate could be delayed, curtailed or terminated because we may not have sufficient financial resources or capabilities to continue development and commercialization of the product candidate on our own, and we may find it difficult to attract a new alliance partner for such product candidate.

Much of the potential revenue from any alliance we may enter into in the future will likely consist of contingent payments, such as royalties payable on sales of any successfully developed drugs. Any such contingent revenue will depend upon our, and our alliance partner’s, ability to successfully develop, introduce, market and sell new drugs. In some cases, we will not be involved in some or all of these processes, and we will depend entirely on our alliance partners. Any of our future alliance partners may fail to develop or effectively commercialize these drugs because it:

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

Our ability to effectively manage changes to our organization depends upon the continual improvement of our processes and procedures, and the preservation of our corporate culture. We may not be able to implement improvements in an efficient or timely manner, or maintain our corporate culture during periods of organizational change. If we do not meet these challenges, we may be unable to take advantage of market opportunities, execute our business strategies or respond to competitive pressures, which in turn may give rise to inefficiencies that would increase our losses or delay our programs.

We may undertake strategic acquisitions in the future, and any difficulties from integrating acquired businesses, products, product candidates, and technologies could adversely affect our business and our stock price.

We may acquire additional businesses, products, product candidates, or technologies that complement or augment our existing business. We may not be able to integrate any acquired business, product, product candidate or technology successfully or operate any acquired business profitably. Integrating any newly acquired business, product, product candidate, or technology could be expensive and time-consuming. Integration efforts often place a significant strain on managerial, operational and financial resources and could prove to be more difficult or expensive than we expect. The diversion of the attention of our management to, and any delay or difficulties encountered in connection with, any future acquisitions we may consummate could result in the disruption of our ongoing business or inconsistencies in standards, controls, procedures and policies that could adversely affect our ability to maintain relationships with customers, suppliers, collaborators, employees and others with whom we have business dealings. We may need to raise additional funds through public or private debt or equity financings to acquire any businesses, products, product candidates, or technologies which may result in, among other things, dilution for stockholders or the incurrence of indebtedness.

As part of our efforts to acquire businesses, products, product candidates, and technologies or to enter into other significant transactions, we conduct business, legal and financial due diligence in an effort to identify and evaluate material risks involved in the transaction. We will also need to make certain assumptions regarding acquired product candidates, including, among other things, development costs, the likelihood of receiving regulatory approval and the market for such product candidates. If we are unsuccessful in identifying or evaluating all such risks or our assumptions prove to be incorrect, we might not realize some or all of the intended benefits of the transaction. If we fail to realize intended benefits from acquisitions we may consummate in the future, our business, and financial results could be adversely affected.

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

As of March 31, 2013, we had approximately $303.1 million in cash, cash equivalents and available-for-sale securities. We historically have invested these amounts in money market funds, corporate obligations, U.S. government-sponsored enterprise obligations, U.S. Treasury securities and mortgage-backed securities meeting the criteria of our investment policy, which prioritizes the preservation of our capital. Corporate obligations may include obligations issued by corporations in countries other than the Unites States, including some issues that have not been guaranteed by governments and government agencies. Our investments are subject to general credit, liquidity, market and interest rate risks and instability in the global financial markets. We may realize losses in the fair value of these investments or a complete loss of these investments. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio may have a material adverse effect on our financial results and the availability of cash to fund our operations.

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

Risks Related to the Development and Commercialization of Our Product Candidates

All of our product candidates remain subject to clinical testing and regulatory approval. This process is highly uncertain, and we may never be able to obtain marketing approval for any of our product candidates.

To date, we have not obtained approval from the FDA or any foreign regulatory authority to market or sell any of our product candidates. Our product candidates are subject to extensive governmental regulations relating to development, clinical trials, manufacturing and commercialization. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required in the United States and in many foreign jurisdictions prior to the commercial sale of medicinal products like our product candidates. For example, we are evaluating retaspimycin HCl, in Phase 2 and Phase 1b/2 clinical trials. In addition, we are conducting a Phase 1 and two Phase 2 clinical trials to evaluate IPI-145, the lead compound in our PI3K inhibitor program. We intend to commence additional trials of IPI-145, subject to receiving applicable regulatory clearances to commence these trials. If any of these trials are successful, we will need to conduct further clinical trials and apply for regulatory approval before we may market or sell any of our future products. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the product candidates we are developing, or may in the future develop, either alone or in collaboration with strategic alliance partners, will obtain marketing approval. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA and comparable foreign regulatory agencies. The time required to complete clinical trials and for regulatory review by the FDA and other countries’ regulatory agencies is uncertain and typically takes many years. Some of our product candidates may be eligible for the FDA’s programs that are designed to facilitate the development and expedite the review of certain drugs, but we cannot provide any assurance that any of our product candidates will qualify for one or more of these programs. Even if a product candidate qualifies for one or more of these programs, the FDA may later decide that the product candidate no longer meets the conditions for qualification.

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

Any delay in obtaining or failure to obtain required approvals could materially adversely affect our ability to generate revenues from the particular product candidate. Furthermore, the uses for which any regulatory authority may grant approval to market a product may be limited, thus placing constraints on the manner in which we may market the product and curtailing its market potential.

Our product candidates must undergo rigorous clinical trials prior to receipt of regulatory approval. Any problems in these clinical trials could delay or prevent commercialization of our product candidates.

We cannot predict whether we will encounter problems with any of our ongoing or planned clinical trials that will cause us or regulatory authorities to delay, suspend, or discontinue clinical trials or to delay the analysis of data from ongoing clinical trials. Any of the following could delay or disrupt the clinical development of our product candidates:

•	unfavorable results of discussions with the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;

•	delays in receiving, or the inability to obtain, required approvals from institutional review boards or other reviewing entities at clinical sites selected for participation in our clinical trials;

•	delays in enrolling patients into clinical trials;

•	a lower than anticipated retention rate of patients in clinical trials;

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

Clinical trials require sufficient patient enrollment, which is a function of many factors, including:

•	the size of the patient population;

•	the nature of the trial protocol, including eligibility criteria for the trial;

•	the number of clinical trial sites and the proximity of patients to those sites;

•	the availability of safe and effective treatments for the relevant disease;

•	the commitment of clinical investigators to identify eligible patients; and

•	competing studies or trials.

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

An important component of our business strategy is to develop companion diagnostics for each of our product candidates. For example, we are prospectively evaluating a molecular subpopulation of patients in our clinical trial evaluating retaspimycin HCl plus docetaxel in smokers with non-small cell lung cancer, for which development of an appropriate diagnostic test may be an important component of our future development and commercial strategy. There has been limited success to date industry wide in developing companion diagnostics. To be successful, we will need to address a number of scientific, technical and logistical challenges. Companion diagnostics are subject to regulation by the FDA and similar regulatory authorities outside the United States as medical devices and require separate regulatory approval prior to commercialization. We have limited experience in the development of diagnostics and may not be successful in developing appropriate diagnostics to pair with any of our product candidates that receive marketing approval. Given our limited experience in developing diagnostics, we expect to rely, in part, on third parties for their design and manufacture. If we, or any third parties that we engage to assist us, are unable to successfully develop companion diagnostics for our product candidates or experience delays in doing so, the development of our product candidates may be adversely affected, our product candidates may not receive marketing approval and we may not realize the full commercial potential of any product candidates that receive marketing approval.

We rely on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily.

We rely on third parties such as contract research organizations, medical institutions and external investigators to enroll qualified patients, conduct our clinical trials and provide services in connection with such clinical trials, and we intend to rely on these and other similar entities in the future. Our reliance on these third parties for clinical development activities reduces our control over these activities. Accordingly, these third party contractors may not complete activities on schedule, or may not conduct our clinical trials in accordance with regulatory requirements or the trial design. If these third parties do not successfully carry out their contractual obligations or meet expected deadlines, we may be required to replace them. Replacing a third party contractor may result in a delay of the affected trial and unplanned costs. If this were to occur, our efforts to obtain regulatory approval for and to commercialize our product candidates may be delayed.

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

Our product candidates require precise, high quality manufacturing. The third party manufacturers on which we rely may not be able to comply with the FDA’s current good manufacturing practices (cGMPs) and other applicable government regulations and corresponding foreign standards. These regulations govern manufacturing processes and procedures and the implementation and operation of systems to control and assure the quality of products. The FDA and foreign regulatory authorities may, at any time, audit or inspect a manufacturing facility to ensure compliance with cGMPs and other quality standards. Any failure by our contract manufacturers to achieve and maintain high manufacturing and quality control standards could result in the inability of our product candidates to be released for use in one or more countries. In addition, such a failure could result in, among other things, patient injury or death, product liability claims, penalties or other monetary sanctions, the failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and/or criminal prosecution, any of which could significantly and adversely affect supply of our product candidates and seriously hurt our business.

Contract manufacturers may also encounter difficulties involving production yields or delays in performing their services. We do not have control over third party manufacturers’ performance and compliance with applicable regulations and standards. If, for any reason, our manufacturers cannot perform as agreed, we may be unable to replace such third party manufacturers in a timely manner, and the production of our product candidates would be interrupted, resulting in delays in clinical trials and additional costs. Switching manufacturers may be difficult because the number of potential manufacturers is limited and, depending on the type of material manufactured at the contract facility, the change in contract manufacturer must be submitted to and/or approved by the FDA and comparable regulatory authorities outside of the United States. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our product candidates after receipt of regulatory approval. It may be difficult or impossible for us to find a replacement manufacturer on acceptable terms quickly, or at all.

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

We have global commercialization rights for products arising out of our all of our development programs. In order to successfully commercialize our product candidates, we will need to, and we intend to, establish adequate marketing, sales and distribution capabilities for commercialization in the United States, and to seek a qualified partner with these capabilities for commercialization outside the United States. We may not successfully establish these capabilities or have sufficient resources to do so. If we do not establish adequate marketing, sales and distribution capabilities or engage a qualified partner, our ability to successfully commercialize any product candidates that we successfully develop will be adversely affected, as will our financial results. Even if we do develop such capabilities, we will compete with other companies that have more experienced and well-funded marketing, sales and distribution operations.

If physicians and patients do not accept our future drugs, we may not be able to generate significant revenues from product sales.

Even if any of our product candidates obtains regulatory approval, that product may not gain market acceptance among physicians, patients and the medical community for a variety of reasons including:

•	timing of our receipt of any marketing approvals, the terms of any such approvals and the countries in which any such approvals are obtained;

•	timing of market introduction of competitive products;

•	lower demonstrated clinical safety and efficacy compared to other products;

•	lack of cost-effectiveness;

•	lack of reimbursement from managed care plans and other third-party payors;

•	inconvenient or difficult administration;

•	prevalence and severity of side effects;

•	potential advantages of alternative treatment methods;

•	safety concerns with similar products marketed by others;

•	the reluctance of the target population to try new therapies and of physicians to prescribe those therapies;

•	the success of our physician education programs; and

•	ineffective sales, marketing and distribution support.

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

Our ability to commercialize any future products successfully will depend in part on the coverage and reimbursement levels set by governmental authorities, private health insurers and other third-party payors. As a threshold for coverage and reimbursement, third-party payors in the U.S. generally require that product candidates have been approved for marketing by the FDA. Third-party payors also are increasingly challenging the effectiveness of and prices charged for medical products and services. We may not obtain adequate third-party coverage or reimbursement for our future products or we may be required to sell our future products at prices that are below our expectations.

We expect that private insurers will consider the efficacy, cost effectiveness and safety of our future products in determining whether, and at what level, to approve reimbursement for our future products. Obtaining these approvals can be a time consuming and expensive process. Our business would be materially adversely affected if we do not receive approval for reimbursement of our future products from private insurers on a timely or satisfactory basis. Our business could also be adversely affected if private insurers, including managed care organizations, the Medicare and Medicaid programs or other reimbursing bodies or payors limit the indications for which our future products will be reimbursed to a smaller set than we believe our future products are effective in treating.

In some foreign countries, particularly Canada and the countries of Europe, the pricing of prescription pharmaceuticals is subject to strict governmental control. In these countries, pricing negotiations with governmental authorities can take six to 12 months or longer after the receipt of regulatory approval and product launch. To obtain favorable reimbursement for the indications sought or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our products to other available therapies. If reimbursement for our products is unavailable in any country in which reimbursement is sought or is limited in scope or amount, or if pricing is set at unsatisfactory levels, our business would be materially harmed.

We expect to experience pricing pressures in connection with the sale of our future products, if any, due to the potential healthcare reforms discussed below, as well as the trend toward programs aimed at reducing health care costs, the increasing influence of health maintenance organizations and additional legislative proposals.

Healthcare reform measures could hinder or prevent our future products’ commercial success.

The U.S. government and other governments have shown significant interest in pursuing healthcare reform, as evidenced by the passing of the Patient Protection and Affordable Healthcare Act and the Health Care and Education Reconciliation Act. This healthcare reform law increases the number of individuals who receive health insurance coverage and closes a gap in drug coverage under Medicare Part D as established under the Medicare Prescription Drug Improvement Act of 2003. Each of these reforms could potentially increase our future revenue from any of our product candidates that are approved for sale. The law, however, also implements cost containment measures that could adversely affect our future revenue. These measures include increased drug rebates under Medicaid for brand name prescription drugs and extension of these rebates to Medicaid managed care. The legislation also extends certain discounted pricing on outpatient drugs to children’s hospitals, critical access hospitals, and rural health centers. This expansion reduces the amount of reimbursement received for drugs purchased by these newly covered entities.

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

In building our product development pipeline, we have intentionally pursued targets with applicability across multiple therapeutic areas and indications. This approach gives us several product opportunities in oncology and inflammatory diseases, which are highly competitive and rapidly changing segments of the pharmaceutical industry. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs that target various diseases in these segments. We currently face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available. Moreover, there are a number of large pharmaceutical companies currently marketing and selling products in these segments including Bristol-Myers Squibb Company, the Roche Group and its subsidiary Genentech, Novartis AG and Pfizer, Inc. In addition to currently approved drugs, there are a significant number of drugs that are currently under development and may become available in the future for the treatment of various forms of cancer and inflammatory diseases. We are also aware of a number of companies seeking to develop product candidates directed to the same biological targets that our own product candidates are designed to inhibit. Specifically, we believe the following companies are developing compounds that target Hsp90, which is the target of retaspimycin HCl: Synta Pharmaceuticals Corp., Novartis AG, Astex Pharmaceuticals, Inc., Daiichi Sankyo, Inc., Debiopharm Group, Exelixis, Inc., Esanex, Inc., and Kyowa Hakko Kirin Co. Ltd. Also, we believe that Gilead Sciences, Inc., Amgen Inc., GlaxoSmithKline, and TG Therapeutics, Inc. are developing drugs that target the delta and/or gamma isoforms of PI3K, which is the target of IPI-145. In addition, many companies are developing product candidates directed to disease targets such as Bruton’s Tyrosine Kinase (BTK), Janus Kinase (JAK), Spleen Tyrosine Kinase (Syk), and B-cell lymphoma 2 (Bcl-2) in the fields of hematology-oncology and inflammation, including in the specific diseases for which we are currently developing IPI-145, or for which we may develop IPI-145, IPI-443 or other PI3K inhibitors in the future. Such companies include Pharmacyclics, Inc., Incyte Corporation, Astra Zeneca PLC, and AbbVie, Inc.

Many of our competitors have:

•	significantly greater financial, technical and human resources than we have, and may be better equipped to discover, develop, manufacture and commercialize product candidates than we are;

•	more extensive experience in preclinical testing and clinical trials, obtaining regulatory approvals and manufacturing and marketing products than we do; and/or

•	product candidates that have been approved or are in later-stage clinical development than our own product candidates.

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

Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and molecular diagnostics and the claim scope of these patents, our ability to obtain and enforce patents that may issue from any pending or future patent applications is uncertain and involves complex legal, scientific and factual questions. The standards that the United States Patent and Trademark Office (PTO), and its foreign counterparts use to grant patents are not always applied predictably or uniformly and are subject to change. To date, no consistent policy has emerged regarding the breadth of claims allowed in pharmaceutical or molecular diagnostics patents. Thus, we cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us. Even if patents do issue, we cannot guarantee that the claims of these patents will be held valid or enforceable by a court of law, will provide us with any significant protection against competitive products, or will afford us a commercial advantage over competitive products.

The U.S. Congress passed the Leahy-Smith America Invents Act (America Invents Act), which became effective in March 2013. The America Invents Act reforms United States patent law in part by changing the standard for patent approval for certain patents from a “first to invent” standard to a “first to file” standard and developing a post-grant review system. This new law changes United States patent law in a way that may severely weaken our ability to obtain patent protection in the United States. Additionally, recent judicial decisions establishing new case law and a reinterpretation of past case law, as well as regulatory initiatives, may make it more difficult for us to protect our intellectual property.

If we do not obtain adequate intellectual property protection for our products in the United States, competitors could duplicate them without repeating the extensive testing that we will have been required to undertake to obtain approval by the FDA. Regardless of any patent protection, under the current statutory framework the FDA is prohibited by law from approving any generic version of any of our products for up to five years after it has approved our product. Upon the expiration of that period, or if that time period is altered, the FDA could approve a generic version of our product unless we have patent protection sufficient for us to block that generic version. Without sufficient patent protection, the applicant for a generic version of our product would only be required to conduct a relatively inexpensive study to show that its product is bioequivalent to our product, and would not have to repeat the studies that we conducted to demonstrate that the product is safe and effective. In the absence of adequate patent protection in other countries, competitors may similarly be able to obtain regulatory approval in those countries for products that duplicate our products.

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

To our knowledge, as of April 17, 2013, our executive officers, directors, their respective affiliates, and stockholders holding 5% or more of our common stock, owned in the aggregate approximately 46% of our common stock. These stockholders have the ability to influence our company through this ownership position. For example, as a result of this concentration of ownership, these stockholders, if acting together, may have the ability to affect the outcome of matters submitted to our stockholders for approval, including the election and removal of directors, changes to our equity compensation plans, and any merger or similar transaction. This concentration of ownership may, therefore, harm the market price of our common stock by:

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

INFINITY PHARMACEUTICALS, INC.

Date: May 7, 2013	By:	/S/ LAWRENCE E. BLOCH, M.D., J.D.
Lawrence E. Bloch, M.D., J.D.
Executive Vice President, Chief Financial Officer and Chief Business Officer
(Principal Financial Officer & Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

3.1	Restated Certificate of Incorporation of the Registrant. Previously filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 000-31141) and incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Registrant. Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 17, 2009 (File No. 000-31141) and incorporated herein by reference.

4.1	Form of Common Stock Certificate. Previously filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-31141) and incorporated herein by reference.

31.1	Certification of principal executive and principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1	Certification of principal executive and principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101*	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.