Form 10-Q
period 2013-06-30
INFINITY PHARMACEUTICALS, INC.
filed 2013-08-08
CIK 1113148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on June 30, 2013: 47,982,997

INFINITY PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$55,248	$175,742
Available-for-sale securities	221,432	150,276
Prepaid expenses and other current assets	5,146	3,731

Total current assets	281,826	329,749
Property and equipment, net	4,179	4,079
Long-term available-for-sale securities	557	617
Restricted cash	1,129	1,128
Other assets	32	87

Total assets	$287,723	$335,660

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,702	$2,148
Accrued expenses	9,583	10,059
Due to Millennium, current	6,561	6,456

Total current liabilities	20,846	18,663
Due to Millennium, less current portion	6,353	6,252
Other liabilities	618	540

Total liabilities	27,817	25,455
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Common Stock, $.001 par value; 100,000,000 shares authorized; 47,982,997 and 47,499,257 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	48	48
Additional paid-in capital	642,744	633,039
Accumulated deficit	(382,933)	(323,016)
Accumulated other comprehensive income	47	134

Total stockholders’ equity	259,906	310,205

Total liabilities and stockholders’ equity	$287,723	$335,660

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Collaborative research and development revenue from Purdue entities	$—	$21,911	$—	$47,113
Operating expenses:
Research and development	26,080	28,532	46,311	57,083
General and administrative	6,675	7,666	14,105	14,477

Total operating expenses	32,755	36,198	60,416	71,560

Loss from operations	(32,755)	(14,287)	(60,416)	(24,447)
Other income (expense):
Interest expense	—	(694)	—	(1,375)
Income from Massachusetts tax incentive award	—	193	—	193
Investment and other income	164	127	499	247

Total other income (expense)	164	(374)	499	(935)

Net loss	$(32,591)	$(14,661)	$(59,917)	$(25,382)

Basic and diluted loss per common share	$(0.68)	$(0.54)	$(1.25)	$(0.94)

Basic and diluted weighted average number of common shares outstanding	47,915,726	27,061,435	47,785,620	26,919,146

Other comprehensive loss:
Net unrealized holding gains (losses) on available-for-sale securities arising during the period	(104)	(10)	(87)	44

Comprehensive loss	$(32,695)	$(14,671)	$(60,004)	$(25,338)

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2013	2012
Operating activities
Net loss	$(59,917)	$(25,382)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	871	853
Stock-based compensation, including 401(k) match	6,076	3,315
Net amortization of available-for-sale securities	921	641
Impairment of property and equipment	—	121
Non-cash interest expense on long-term debt due to Purdue entities	—	561
Non-cash interest expense on amount due to Millennium	206	—
Other, net	—	30
Changes in operating assets and liabilities:
Unbilled accounts receivable	—	218
Prepaid expenses and other assets	(1,360)	(827)
Accounts payable, accrued expenses and other liabilities	2,156	(844)
Deferred revenue from Purdue entities	—	7,668

Net cash used in operating activities	(51,047)	(13,646)
Investing activities
Purchases of property and equipment	(971)	(331)
Purchases of available-for-sale securities	(180,865)	(54,581)
Proceeds from sales of available-for-sale securities	1,031	6,281
Proceeds from maturities of available-for-sale securities	107,730	54,533

Net cash provided by (used in) investing activities	(73,075)	5,902
Financing activities
Proceeds from issuances of common stock related to stock incentive plans	3,628	3,198

Net cash provided by financing activities	3,628	3,198

Net decrease in cash and cash equivalents	(120,494)	(4,546)
Cash and cash equivalents at beginning of period	175,742	24,197

Cash and cash equivalents at end of period	$55,248	$19,651

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

Infinity Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization

Infinity Pharmaceuticals, Inc. is an innovative drug discovery and development company seeking to discover, develop and deliver to patients best-in-class medicines designed to address difficult-to-treat diseases. As used throughout these unaudited, condensed consolidated financial statements, the terms “Infinity,” “we,” “us,” and “our” refer to the business of Infinity Pharmaceuticals, Inc. and its wholly owned subsidiary.

2. Basis of Presentation

These condensed consolidated financial statements include the accounts of Infinity and its wholly owned subsidiary. We have eliminated all significant intercompany accounts and transactions in consolidation.

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013.

The information presented in the condensed consolidated financial statements and related footnotes at June 30, 2013, and for the three and six months ended June 30, 2013 and 2012, is unaudited, and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2012 have been derived from our audited financial statements. For further information, please refer to the consolidated financial statements and accompanying footnotes included in our annual report on Form 10-K for the fiscal year ended December 31, 2012, which was filed with the U.S. Securities and Exchange Commission on March 5, 2013.

3. Significant Accounting Policies

Cash Equivalents and Available-For-Sale Securities

Cash equivalents and available-for-sale securities primarily consist of money market funds, U.S. government-sponsored enterprise obligations, corporate obligations. U.S. treasury securities and mortgage-backed securities. Corporate obligations include obligations issued by corporations in countries other than the United States, including some obligations that have not been guaranteed by governments and government agencies. We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents, which consist of money market funds, corporate obligations, U.S. government-sponsored enterprise obligations and U.S. treasury securities, are stated at fair value. They are also readily convertible to known amounts of cash and have such short-term maturities that each presents insignificant risk of change in value due to changes in interest rates. Our classification of cash equivalents is consistent with prior periods.

We determine the appropriate classification of marketable securities at the time of purchase and reevaluate such designation at each balance sheet date. We have classified all of our marketable securities at June 30, 2013 and December 31, 2012 as “available-for-sale.” We carry available-for-sale securities at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity.

We adjust the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. We include such amortization and accretion in interest and investment income. The cost of securities sold is based on the specific identification method. We include in investment income interest and dividends on securities classified as available-for-sale.

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

All of our revenues to date have been generated under research collaboration agreements. Revenue associated with the amortization of the deferred revenue associated with the grant of rights and licenses to, and reimbursed research and development services provided to, Mundipharma International Corporation Limited (Mundipharma), and Purdue Pharmaceutical Products L.P. (Purdue), accounted for all of our revenue for the six months ended June 30, 2012. We considered Mundipharma, Purdue and their respective associated entities to be related parties for financial reporting purposes because of their equity ownership prior to April 2013 (see note 7).

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

	At June 30,
	2013	2012
Stock options	6,194,337	7,662,752
Warrants	—	3,170,086

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) is comprised of unrealized holding gains and losses arising during the period on available-for-sale securities that are not other-than-temporarily impaired. During the six months ended June 30, 2013, there were no reclassifications out of accumulated other comprehensive income (loss).

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

Due to the uncertainty surrounding the realization of the net deferred tax assets in future periods, we have recorded a full valuation allowance against our otherwise recognizable net deferred tax assets as of June 30, 2013 and December 31, 2012.

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

4. Stock-Based Compensation

Total stock-based compensation expense, related to all equity awards, for the three and six months ended June 30, 2013 and 2012 comprised the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Effect of stock-based compensation on net loss by line item:
Research and development	$1,477	$808	$3,019	$1,599
General and administrative	607	1,003	3,057	1,716

During the three months ended June 30, 2013, we recorded a benefit to general and administrative expense of $0.7 million for the effects of reducing the fair value of non-employee grants caused by changes in the stock price during the quarter for unvested shares.

As of June 30, 2013, we had approximately $22.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options, which are expected to be recognized over a weighted-average period of 3.0 years.

During the six months ended June 30, 2013, 443,613 stock options were exercised, with a weighted-average exercise price of $8.18.

During the six months ended June 30, 2013, we granted options to purchase 1,176,944 shares of our common stock at a weighted-average fair value of $19.31 and a weighted-average exercise price of $35.16. During the six months ended June 30, 2012, we granted options to purchase 1,318,813 shares of our common stock at a weighted-average fair value of $4.91 and a weighted-average exercise price of $8.46. For the three and six months ended June 30, 2013 and 2012, the fair values were estimated using the Black-Scholes valuation model using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Risk-free interest rate	0.61%	0.98%	0.77%	1.21%
Expected annual dividend yield	—	—	—	—
Expected stock price volatility	69.3%	63.0%	61.8%	63.5%
Expected term of options	4.7 years	5.9 years	5.0 years	6.1 years

5. Cash, Cash Equivalents and Available-for-Sale Securities

The following is a summary of cash, cash equivalents and available-for-sale securities:

	June 30, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents due in 90 days or less	$55,248	$—	$—	$55,248
Available-for-sale securities:
Corporate obligations due in one year or less	136,319	62	(62)	136,319
Corporate obligations due in one to five years	15,865	3	(9)	15,859
Mortgage-backed securities due after ten years	492	65	—	557
U.S. government-sponsored enterprise obligations due in one year or less	67,766	9	(21)	67,754
U.S. government-sponsored enterprise obligations due in one to five years	1,500	—	—	1,500

Total available-for-sale securities	221,942	139	(92)	221,989

Total cash, cash equivalents and available-for- sale securities	$277,190	$139	$(92)	$277,237

	December 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents due in 90 days or less	$175,742	$—	$—	$175,742
Available-for-sale securities:
Corporate obligations due in one year or less	88,644	53	(13)	88,684
Corporate obligations due in one to five years	16,291	8	(9)	16,290
Mortgage-backed securities due after ten years	547	70	—	617
U.S. government-sponsored enterprise obligations due in one year or less	38,779	22	—	38,801
U.S. government-sponsored enterprise obligations due in one to five years	6,498	3	—	6,501

Total available-for-sale securities	150,759	156	(22)	150,893

Total cash, cash equivalents and available-for-sale securities	$326,501	$156	$(22)	$326,635

We held 25 debt securities at June 30, 2013 that had been in an unrealized loss position for less than 12 months. The fair value of these securities was $97.4 million. We evaluated our securities for other-than-temporary impairments based on quantitative and qualitative factors. We considered the decline in market value for these 25 securities to be primarily attributable to current economic and market conditions. It is not more likely than not that we will be required to sell these securities, and we do not intend to sell these securities before the recovery of their amortized cost bases, which recovery is expected within the next 12 months. Based on our analysis, we do not consider these investments to be other-than-temporarily impaired as of June 30, 2013.

As of June 30, 2013, we held 24 financial institution debt securities and other corporate debt securities located in Switzerland, the Netherlands, Australia, Japan, Canada and the United Kingdom with a fair value of $101.4 million. 11 of these securities, which were issued by the Netherlands, Canada, Switzerland, Australia and Japan, had gross unrealized losses of $34 thousand and a fair value of $37.8 million. These securities are short-term in nature and are scheduled to mature within 12 months. Based on our analysis, we do not consider these investments to be other-than-temporarily impaired as of June 30, 2013.

We had no material realized gains or losses on our available-for-sale securities for the three and six months ended June 30, 2013 and 2012. There were no other-than-temporary impairments recognized for the three and six months ended June 30, 2013 and 2012.

6. Fair Value

We use a valuation hierarchy for disclosure of the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs, which we consider the highest level inputs, are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. For our fixed income securities, we reference pricing data supplied by our custodial agent and nationally known pricing vendors, using a variety of daily data sources, largely readily-available market data and broker quotes. We validate the prices provided by our third party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our pricing services as of June 30, 2013 and December 31, 2012.

The following table provides the assets carried at fair value measured on a recurring basis as of June 30, 2013:

	Level 1	Level 2
	(in thousands)
Cash and cash equivalents	$51,196	$4,052
Corporate obligations (including commercial paper)	—	152,178
Mortgage-backed securities	—	557
U.S. government-sponsored enterprise obligations	—	69,254

Total	$51,196	$226,041

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

The amount due to Millennium is recorded at its carrying value at June 30, 2013. The fair value of the amount due to Millennium, a Level 2 measurement, was approximately $13.0 million as of June 30, 2013 and was determined using a discounted cash flow model and based on an interest rate we would be charged for a similar loan as of June 30, 2013 (see note 7).

The carrying amounts reflected in the consolidated balance sheets for prepaid expenses and other current assets, other assets, accounts payable and accrued expenses approximate fair value due to their short term maturities.

There have been no changes to the valuation methods during the six months ended June 30, 2013. We evaluate transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1 and Level 2 during the six months ended June 30, 2013. We had no available-for-sale securities that were classified as Level 3 at any point during the six months ended June 30, 2013 or during the year ended December 31, 2012.

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

Additionally, under the amended and restated agreement, Millennium waived the option it had under the original agreement to convert, upon payment of an option fee, its royalty interest in U.S. sales of PI3K products and its right to receive certain milestone payments with respect to such products into the right to share in 50% of profits and losses on U.S. development and commercialization of those PI3K products for which the first Phase 2 clinical trial, as defined in the original agreement, was conducted in an oncology indication, and to participate in up to 30% of the detailing effort for these products in the United States. In consideration of such waiver, we agreed to pay to Millennium $15 million, payable in installments. During the year ended December 31, 2012, we paid $1.7 million of the $15 million, and we recorded the $15 million release payment at its fair value of $14.4 million in research and development expenses. The remaining amount is payable in two equal payments due in January 2014 and January 2015, which we recorded as short-term and long-term liabilities due to Millennium on our balance sheet.

In addition to developing IPI-145, we announced our second potent, oral PI3K-delta,gamma inhibitor, IPI-443, and we are seeking to identify additional novel inhibitors of PI3K-delta and/or PI3K-gamma for future development. We are obligated to pay to Millennium up to $15 million in remaining success-based milestone payments for the development of two distinct product candidates, of which we expect to pay a $10 million milestone payment in the fourth quarter of 2013 in connection with the initiation of our Phase 3 study of IPI-145 in patients with relapsed, refractory CLL. We are also obligated to pay up to $450 million in success-based milestones for the approval and commercialization of two distinct products. As a result of the amendment, such products may include products we license in from a third party. In addition, we are obligated to pay Millennium tiered royalties on worldwide net sales ranging from seven percent to 11 percent, which are the same royalty levels as those specified under the original agreement, upon successful commercialization of products described in the agreement. Such royalties are payable until the later to occur of the expiration of specified patent rights and the expiration of non-patent regulatory exclusivities in a country, subject to reduction, and limits on the number of products, in certain circumstances.

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

•

Mundipharma and Purdue have no further obligation to provide research and development funding to us. Under the alliance, Mundipharma was obligated to reimburse us for research and development expenses we incurred, up to an annual aggregate cap for each alliance program other than FAAH. We recorded $21.9 million and $47.1 million in collaborative research and development revenue for the three and six months ended June 30, 2012, respectively. We did not record a liability for amounts previously funded by Purdue and Mundipharma as this relationship was not considered a financing arrangement.

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

On April 11, 2013, we entered into an agreement with the BRP entities, pursuant to which the 2012 securities purchase agreement, as amended by the April 9 letter agreement, terminated upon the sale of all of the shares of our common stock held by the BRP entities in the public offering on April 16, 2013. The termination of the 2012 securities purchase agreement resulted in, among other things, the elimination of (i) the “piggyback” registration rights of the BRP entities, (ii) the lock-up arrangements in effect with respect to the shares of our common stock held by the BRP entities, and (iii) except with respect to our 2013 annual meeting of stockholders (to the extent the shares of our common stock sold in the public offering were held by the BRP entities on or before the record date set for the our 2013 annual meeting of stockholders), the BRP entities’ agreement to vote their respective shares as provided in the 2012 securities purchase agreement.

The BRP entities, through two selling stockholders, sold 11,416,565 shares in the public offering at a price of $40 per share, representing their entire holdings in our common stock. The public offering closed on April 16, 2013, and, as a result, the BRP entities no longer owned any shares of our common stock at such time, and, as such, are no longer related parties.

8. Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2013	December 31, 2012
	(in thousands)
Accrued compensation and benefits	$3,734	$5,555
Accrued drug manufacturing costs	1,473	1,288
Accrued clinical studies	2,209	1,234
Other	2,167	1,982

Total accrued expenses	$9,583	$10,059

9. Income from Massachusetts Tax Incentive Award

During the six months ended June 30, 2012, we recognized $0.2 million as other income due to the Massachusetts tax incentive award. We were awarded a tax grant from the Commonwealth of Massachusetts of approximately $0.5 million for the year ended December 31, 2009, which is earned over a five year period based on headcount growth. We achieved the headcount growth required by the award for the first two years and therefore recognized a pro rata portion of the grant. As the amount received for the award is not related to our ordinary course of operations, we have recorded the amount as other income. As we did not achieve the headcount growth as of December 31, 2012, we have refunded in 2013 the remaining $0.3 million to the Commonwealth of Massachusetts.

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

The associated restructuring expenses were recorded as research and development and general and administrative expenses. We recorded a restructuring expense of $1.4 million during the three and six months ended June 30, 2012. The following table summarizes the impact of the payments for the six months ended June 30, 2013 and the current liability remaining on the balance sheet as of June 30, 2013, in thousands:

	Amounts Accrued at December 31, 2012	Amounts Paid Through June 30, 2013	Amounts Accrued at June 30, 2013
Employee severance, benefits and related costs for initial work force reduction	$392	$(377)	$15

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Overview

We are an innovative biopharmaceutical company dedicated to discovering, developing and delivering to patients best-in-class medicines designed to address difficult-to-treat diseases. We combine proven scientific expertise with a passion for developing novel small molecule drugs that target emerging disease pathways. Our programs focused on the inhibition of phosphoinositide-3-kinase (PI3K) and heat shock protein 90 (Hsp90) are evidence of our innovative approach to drug discovery and development. We have worldwide development and commercialization rights to all of our product candidates and early discovery programs, subject to certain financial obligations to our current licensor and former development partners.

Research and Development Programs

PI3 Kinase Inhibitor Program

The PI3Ks are a family of enzymes involved in multiple cellular functions, including cell proliferation and survival, cell differentiation, cell migration and immunity. The PI3K-delta and PI3K-gamma isoforms are preferentially expressed in white blood cells, where they have distinct and mostly non-overlapping roles in immune cell development and function. Targeting PI3K-delta and PI3K-gamma may provide multiple opportunities to develop differentiated therapies for the treatment of hematologic malignancies and inflammatory diseases. IPI-145, our lead product candidate, is a potent, oral inhibitor of Class I PI3K-delta and PI3K-gamma, which we are investigating in both hematologic malignancies and inflammatory diseases. We believe that IPI-145 is the first PI3K-delta,gamma inhibitor in clinical development.

We are planning to initiate a Phase 3, randomized, controlled study evaluating IPI-145 dosed at 25 mg twice daily (BID) compared to ofatumumab in approximately 300 patients with relapsed or refractory chronic lymphocytic leukemia (CLL) or small lymphocytic lymphoma (SLL) in the fourth quarter of 2013. The U.S. Food and Drug Administration (FDA), and the European Medicines Agency have granted orphan drug designation to IPI-145 for the potential treatment of CLL and SLL.

We have also initiated a Phase 2, open-label, single arm study evaluating the safety and efficacy of IPI-145 dosed at 25mg BID in approximately 120 patients with indolent non-Hodgkin lymphoma (iNHL), including follicular lymphoma, marginal zone lymphoma, and small lymphocytic lymphoma, whose disease is refractory to radioimmunotherapy or both rituximab and chemotherapy. Patients enrolled in the study must have progressed within six months of receiving their last therapy. The primary endpoint of the study is response rate according to the International Working Group Criteria. The FDA has granted orphan drug designation to IPI-145 for the potential treatment of follicular lymphoma, the most common subtype of iNHL.

Both the Phase 3 trial in patients with CLL/SLL and the Phase 2 trial in patients with iNHL are supported by data from our ongoing Phase 1, open-label, dose-escalation study designed to evaluate the safety, pharmacokinetics and clinical activity with advanced hematologic malignancies. The dose-escalation portion of the trial is complete, with the maximum tolerated dose defined at 75 mg BID. We are continuing to evaluate patients across seven expansion cohorts in this study at two different doses as follows:

25 mg BID expansion cohorts

1.	Relapsed/refractory CLL, iNHL and mantle cell lymphoma (MCL)

2.	Treatment-naïve CLL in high-risk patients (over age 65 or having a 17p del or p53 mutations)

75 mg twice daily BID expansion cohorts

3.	Relapsed/refractory CLL, iNHL and MCL

4.	T-cell lymphomas

5.	Aggressive B-cell lymphomas

6.	Myeloid neoplasms

7.	T-cell or B-cell acute lymphoblastic leukemia/lymphoma

Data from this ongoing Phase 1 study were presented in June at the 2013 American Society of Clinical Oncology (ASCO) Annual Meeting and at the 12th International Conference on Malignant Lymphoma (ICML) showing that IPI-145 was well tolerated with no dose-related trends in adverse events at the doses evaluated. Pharmacokinetic (PK) data showed that IPI-145 is rapidly absorbed and demonstrates a linear PK profile through 75 mg BID, with complete inhibition of PI3K-delta and at least 50 percent inhibition of PI3K-gamma at doses greater than or equal to 25 mg BID. Data reported also showed that IPI-145 is clinically active across a broad range of patients with advanced hematologic malignancies, with responses observed in patients with B-cell or T-cell malignancies, including iNHL, CLL, T-cell lymphoma, MCL and Hodgkin lymphoma (HL).

Clinical Activity in CLL

Preliminary data from our Phase 1 study reported at ASCO and ICML show that IPI-145 is clinically active in patients with CLL, with a rapid onset of response as defined by the International Workshop on Chronic Lymphocytic Leukemia (IWCLL) criteria and a rapid resolution of lymphocytosis. Among the 22 patients evaluable for response, there were 12 partial responses (55 percent IWCLL partial response rate) and an additional seven nodal responses, which are not classified as a partial response under IWCLL criteria. Nodal response describes patients who achieved a greater than 50 percent reduction in their lymph node disease but have not met at least one additional criteria required to meet IWCLL criteria for a partial response. The median time to response was under two months (range: 1.8 - 5.6 months). Ten of the 12 partial responses were at doses ≤ 25 mg BID.

The trial also includes patients with a deletion of the short arm of chromosome 17 (17p del) or with mutations in the p53 gene. Patients with CLL with a 17p del or p53 mutations generally have a poor response to chemotherapy and worse prognosis. Among four patients evaluable with a 17p del, there were two partial responses, one stable disease, and one progression due to Richter’s transformation. Among six patients evaluable with a p53 mutation, there were four partial responses and two nodal responses.

Clinical Activity in Lymphoma

IPI-145 showed clinical activity across a broad range of patients with lymphomas, with responses observed in patients with iNHL, T-cell lymphoma, MCL and HL. The onset of activity was rapid, with a median time to response of under two months (range: 1.7 – 1.9). Clinical responses in patients with lymphoma were as follows:

Diagnosis	Patients (n)		Best Observed Response (n)				Median Time to Response in Months (Range)
	Treated	Evaluable	Complete Response	Partial Response	Stable Disease	Progressive Disease
iNHL	26	19	3	10	4	2	1.8 (1.7 – 4.1)
T-cell lymphoma	17	9	1	2	2	4	1.9 (1.7 – 2.7)
MCL	9	6	1	3	1	1	1.8 (1.6 – 1.9)
HL	3	3	1	0	1	1	1.7 (NA)
aNHL*	13	10	0	0	4	6	(NA)

NA (not applicable)

*	aNHL (aggressive non-Hodgkin lymphoma)

Inflammation

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

Pipeline Expansion

In January 2013, we announced our second PI3K product candidate, a potent, oral inhibitor of PI3K-delta and gamma which we refer to as IPI-443. We expect to complete in the second half of 2013 nonclinical studies designed to enable the initiation of Phase 1 clinical development.

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

Additionally, under the amended and restated agreement, Millennium waived the option it had under the original agreement to convert, upon payment of an option fee, its royalty interest in U.S. sales of PI3K products and its right to receive certain milestone payments with respect to such products into the right to share in 50% of profits and losses on U.S. development and commercialization of those PI3K products for which the first Phase 2 clinical trial, as defined in the original agreement was conducted in an oncology indication, and to participate in up to 30% of the detailing effort for these products in the United States. In consideration of such waiver, we agreed to pay to Millennium $15 million, payable in installments. During the year ended December 31, 2012, we paid $1.7 million of the $15 million, and we recorded the $15 million release payment at its fair value of $14.4 million in research and development expenses. The remaining amount is payable in two equal payments due in January 2014 and January 2015, which we recorded as short-term and long-term liabilities due to Millennium on our balance sheet.

In addition to developing IPI-145, we announced our second potent, oral PI3K-delta,gamma inhibitor, IPI-443, and we are seeking to identify additional novel inhibitors of PI3K-delta and/or PI3K-gamma for future development. We are obligated to pay to Millennium up to $15 million in remaining success-based milestone payments for the development of two distinct product candidates, of which we expect to pay a $10 million milestone payment in the fourth quarter of 2013 in connection with the initiation of our Phase 3 study of IPI-145 in patients with relapsed, refractory CLL. We are also obligated to pay up to $450 million in success-based milestones for the approval and commercialization of two distinct products. As a result of the amendment, such products may include products we license in from a third party. In addition, we are obligated to pay Millennium tiered royalties on worldwide net sales ranging from seven percent to 11 percent, which are the same royalty levels as those specified under the original agreement, upon successful commercialization of products described in the agreement. Such royalties are payable until the later to occur of the expiration of specified patent rights and the expiration of non-patent regulatory exclusivities in a country, subject to reduction, and limits on the number of products, in certain circumstances.

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

•

Mundipharma and Purdue have no further obligation to provide research and development funding to us. Under the alliance, Mundipharma was obligated to reimburse us for research and development expenses we incurred, up to an annual aggregate cap for each alliance program other than FAAH. We recorded $21.9 million and $47.1 million in collaborative research and development revenue for the three and six months ended June 30, 2012, respectively. We did not record a liability for amounts previously funded by Purdue and Mundipharma as this relationship was not considered a financing arrangement.

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

There have been no material changes to our critical accounting policies during the six months ended June 30, 2013. Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2012 for a discussion of our critical accounting policies and significant judgments and estimates.

Results of Operations

The following tables summarize our results of operations for each of the three and six months ended June 30, 2013 and 2012, together with the change in these items in dollars and as a percentage:

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
	(in thousands)
Revenue	$—	$21,911	$(21,911)	(100)%
Research and development expense	(26,080)	(28,532)	2,452	(9)%
General and administrative expense	(6,675)	(7,666)	991	(13)%
Interest expense	—	(694)	(694)	(100)%
Income from Massachusetts incentive tax award	—	193	(193)	(100)%
Interest and investment income	164	127	37	29%

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
	(in thousands)
Revenue	$—	$47,113	$(47,113)	(100)%
Research and development expense	(46,311)	(57,083)	10,772	(19)%
General and administrative expense	(14,105)	(14,477)	372	(3)%
Interest expense	—	(1,375)	(1,375)	(100)%
Income from Massachusetts incentive tax award	—	193	(193)	(100)%
Interest and investment income	499	247	252	102%

Revenue

We recorded no revenue during the three and six months ended June 30, 2013 as we terminated our strategic alliance agreements with Mundipharma and Purdue in July 2012. Our revenue during the three and six months ended June 30, 2012 consisted of approximately $20.9 million and $45.0 million, respectively, for reimbursed research and development services we performed under our strategic alliance with Mundipharma and Purdue, and $1.0 million and $2.1 million, respectively, from the amortization of the deferred revenue associated with the grant of rights and licenses under this alliance.

Research and Development Expense

The $2.5 million decrease in research and development expense for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 was primarily due to $8.4 million in lower clinical expenses, including clinical manufacturing expenses, largely attributable to the discontinuation of company-sponsored development of saridegib, our Hedgehog pathway inhibitor as well as a decrease of $1.0 million in salaries and benefits expenses. These are partially offset by an increase of $6.8 million in clinical expenses, including clinical manufacturing expenses, in our PI3K program. The $10.8 million decrease in research and development expense in the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 is primarily attributable to $17.1 million in lower clinical expenses, including clinical manufacturing expenses, largely attributable to the discontinuation of company-sponsored development of saridegib, our Hedgehog pathway inhibitor. In addition, salaries and benefits expenses decreased by $1.6 million, and consulting expenses decreased by $1.1 million. These are partially offset by an increase of $9.9 million in clinical expenses, including clinical manufacturing expenses, in our PI3K program.

We began to track and accumulate expenses by major program starting on January 1, 2006. These expenses primarily relate to payroll and associated expenses for personnel working on the programs, process development and manufacturing, preclinical toxicology studies, clinical trial costs and allocated costs of facilities. During the three and six months ended June 30, 2013 and 2012, and from January 1, 2006 through June 30, 2013, we estimate that we incurred the following expenses by program:

Program	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	January 1, 2006 to June 30, 2013
	(in millions)
PI3K inhibitor	$18.5	$5.4	$31.5	$10.1	$121.7
Hsp90 inhibitor	3.9	5.6	8.6	10.9	132.6
Hedgehog pathway inhibitor	0.2	13.8	0.7	28.0	163.5

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

General and Administrative Expense

The decrease in general and administrative expense for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 is primarily attributable to a decrease of $0.9 million in consulting expenses, principally related to market research. General and administrative expense for the six months ended June 30, 2013 is comparable to general and administrative expense for the six months ended June 30, 2012.

Interest Expense

There was no interest expense in the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012 due to the extinguishment on September 7, 2012 of the long-term debt due to the Purdue entities. We do not expect to record interest expense during the year ended December 31, 2013.

Investment and Other Income

Investment and other income is comparable for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. Investment and other income increased in the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 primarily due to a non-recurring cash distribution received from one of our insurance carriers.

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

Liquidity and Capital Resources

We have not generated any revenue from the sale of drugs to date, and we do not expect to generate any such revenue for the next several years, if at all. We have instead relied on the proceeds from sales of equity securities, debt, interest on investments, up-front license fees, expense reimbursement, milestones and cost sharing under our collaborations to fund our operations. Our available-for-sale debt securities primarily trade in liquid markets, and the average days to maturity of our portfolio, as of June 30, 2013, is less than nine months. Because our product candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability.

Our significant capital resources are as follows:

	June 30, 2013	December 31, 2012
	(in thousands)
Cash, cash equivalents and available-for-sale securities	$277,237	$326,635
Working capital	260,980	311,086

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Cash provided by (used in):
Operating activities	$(51,047)	$(13,646)
Investing activities	(73,075)	5,902
Capital expenditures (included in investing activities above)	(971)	(331)
Financing activities	3,628	3,198

Cash Flows

The principal use of cash in operating activities in all periods presented was related to our research and development programs. Our cash flow used in operating activities for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 increased primarily due to the discontinuation of all research and development funding following the termination of our strategic alliance with Purdue and Mundipharma in July 2012. During the six months ended June 30, 2012, we received research and development funding from Mundipharma totaling $55 million.Our cash flow used in operating activities in future periods may vary significantly due to various factors, including potential cash inflows from future collaboration agreements and potential cash outflows for licensing new programs from third parties.

Net cash from investing activities for the six months ended June 30, 2013 included $180.9 million in purchases of available-for-sale securities and proceeds of $107.7 million from maturities of available-for-sale securities. Capital expenditures in the six months ended June 30, 2013 primarily consisted of computer equipment and software.

Net cash from financing activities for the six months ended June 30, 2013 included $3.6 million of proceeds from issuances of common stock related to stock incentive plans, primarily stock option exercises.

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

There have been no material changes to our contractual obligations and off-balance sheet arrangements during the six months ended June 30, 2013.

We are obligated to pay to Millennium up to $15 million in remaining success-based milestone payments for the development of two distinct product candidates, of which we anticipate making a $10 million milestone payment in the second half of 2013 in connection with the planned initiation of our Phase 3 study of IPI-145 in patients with relapsed, refractory CLL. We are also obligated to pay up to $450 million in success-based milestones for the approval and commercialization of two distinct products. Because the achievement of these milestones had not occurred as of June 30, 2013, such contingencies have not been recorded in our financial statements.

Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones, which may not be achieved.

Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2012 for a discussion of our contractual obligations.

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

A hypothetical 100 basis point increase in interest rates would result in an approximate $2.3 million decrease in the fair value of our investments as of June 30, 2013, as compared to an approximate $1.0 million decrease as of December 31, 2012. We have the ability to hold our fixed income investments until maturity and, therefore, we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 4.	Controls and Procedures

Our management, with the participation of our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our principal executive and financial officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

You should carefully consider the following risk factors, in addition to other information included in this quarterly report on Form 10-Q, in evaluating Infinity and our business. If any of the following risks occur, our business, financial condition and operating results could be materially adversely affected. These risk factors restate and supersede the risk factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

Risks Related to Our Stage of Development as a Company

Our results to date do not guarantee that any of our product candidates will be safe or effective, or receive regulatory approval.

The risk of failure of our current product candidates is high. To date, the data supporting our clinical development strategy for our product candidates are derived solely from laboratory and preclinical studies and limited early-to-mid-stage clinical trials. Later clinical trials may not yield data consistent with earlier clinical trials, as was the case with our randomized Phase 2 clinical trial of saridegib in patients with pancreatic cancer, which we elected to discontinue in January 2012 following a preliminary analysis of data that did not confirm what was observed in the single-arm, Phase 1b portion of the study. Similarly, clinical responses seen in patients enrolled at early stages of a clinical trial may not be replicated in patients enrolled in that trial at a later time. In addition, adverse events not observed in early clinical trials may be seen for the first time in later studies, or adverse events observed in a small number of patients in early trials may be seen in a greater number of patients in later studies and have greater statistical significance than previously anticipated. In the event that our clinical trials do not yield data consistent with earlier experience, it may be necessary for us to change our development strategy or abandon development of that product candidate, either of which could result in delays, additional costs and a decrease in our stock price. It is impossible to predict when or if any of our product candidates will prove safe or effective in humans or receive regulatory approval. These product candidates may not demonstrate in patients the chemical and pharmacological properties ascribed to them in laboratory studies or early-stage clinical trials, and they may interact with human biological systems or other drugs in unforeseen, ineffective or harmful ways. If we are unable to discover or successfully develop drugs that are safe and effective in humans, we will not have a viable business.

We have a history of operating losses, expect to incur significant and increasing operating losses in the future, may never become profitable, or if we become profitable we may not remain profitable.

We have a limited operating history for you to evaluate our business. We have no approved products and have generated no product revenue from sales. We have primarily incurred operating losses. As of June 30, 2013, we had an accumulated deficit of $382.9 million. We expect to continue to spend significant resources to fund the research and development of IPI-145, retaspimycin HCl, and our other product candidates. While we may have net income in future periods as the result of non-recurring collaboration revenue, we expect to incur substantial operating losses over the next several years as our clinical trial and drug manufacturing activities increase. As a result, we expect that our accumulated deficit will also increase significantly.

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

As of June 30, 2013, we had approximately $277.2 million in cash, cash equivalents and available-for-sale securities. We historically have invested these amounts in money market funds, corporate obligations, U.S. government-sponsored enterprise obligations, U.S. Treasury securities and mortgage-backed securities meeting the criteria of our investment policy, which prioritizes the preservation of our capital. Corporate obligations may include obligations issued by corporations in countries other than the Unites States, including some issues that have not been guaranteed by governments and government agencies. Our investments are subject to general credit, liquidity, market and interest rate risks and instability in the global financial markets. We may realize losses in the fair value of these investments or a complete loss of these investments. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio may have a material adverse effect on our financial results and the availability of cash to fund our operations.

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

Under our strategic alliance termination agreements, Mundipharma and Purdue continue to have the right to audit research and development expenses incurred by us during the term of our former strategic alliance, in order to verify the research and development funding amounts previously paid by Mundipharma and Purdue and have, in the past, exercised such rights. If, as a result of any audit, it is determined that Mundipharma and Purdue have overpaid research and development expenses, we will be required to refund the amount of such overpayment, plus interest, and if such amount is material it could adversely impact our financial results and available cash, and we may be required to restate prior period revenue.

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

To date, we have not obtained approval from the FDA or any foreign regulatory authority to market or sell any of our product candidates. Our product candidates are subject to extensive governmental regulations relating to development, clinical trials, manufacturing and commercialization. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required in the United States and in many foreign jurisdictions prior to the commercial sale of medicinal products like our product candidates. For example, we are conducting a Phase 1 and multiple Phase 2 clinical trials to evaluate IPI-145, the lead compound in our PI3K inhibitor program, and we anticipate initiating a Phase 3 clinical trial of IPI -145 in 2013. In addition, we are evaluating retaspimycin HCl in Phase 2 and Phase 1b/2 clinical trials. If any of these trials are successful, we will need to conduct further clinical trials and apply for regulatory approval before we may market or sell any of our future products. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the product candidates we are developing, or may in the future develop, either alone or in collaboration with strategic alliance partners, will obtain marketing approval. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA and comparable foreign regulatory agencies. The time required to complete clinical trials and for regulatory review by the FDA and other countries’ regulatory agencies is uncertain and typically takes many years. Some of our product candidates may be eligible for the FDA’s programs that are designed to facilitate the development and expedite the review of certain drugs, but we cannot provide any assurance that any of our product candidates will qualify for one or more of these programs. Even if a product candidate qualifies for one or more of these programs, the FDA may later decide that the product candidate no longer meets the conditions for qualification.

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

•	inadequate supply, delays in distribution or deficient quality of, or inability to purchase or manufacture drug product, comparator drugs or other materials necessary to conduct our clinical trials;

•	unfavorable FDA or other foreign regulatory inspection and review of a clinical trial site or records of any clinical or preclinical investigation;

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

An important component of our business strategy is to develop companion diagnostics for each of our product candidates. For example, we are prospectively evaluating a molecular biomarker for a subpopulation of patients in our clinical trial evaluating retaspimycin HCl plus docetaxel in smokers with non-small cell lung cancer, for which development of an appropriate diagnostic test may be an important component of our future development and commercial strategy. There has been limited success to date industry wide in developing companion diagnostics. To be successful, we will need to address a number of scientific, technical and logistical challenges. Companion diagnostics are subject to regulation by the FDA and similar regulatory authorities outside the United States as medical devices and require separate regulatory approval prior to commercialization. We have limited experience in the development of diagnostics and may not be successful in developing appropriate diagnostics to pair with any of our product candidates that receive marketing approval. Given our limited experience in developing diagnostics, we expect to rely, in part, on third parties for their design and manufacture. If we, or any third parties that we engage to assist us, are unable to successfully develop companion diagnostics for our product candidates or experience delays in doing so, the development of our product candidates may be adversely affected, our product candidates may not receive marketing approval and we may not realize the full commercial potential of any product candidates that receive marketing approval.

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

In some foreign countries, particularly Canada and European Union member states, the pricing of prescription pharmaceuticals is subject to strict governmental control. In these countries, pricing negotiations with governmental authorities can take six to 12 months or longer after the receipt of regulatory approval and product launch. To obtain favorable reimbursement for the indications sought or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our products to other available therapies. If reimbursement for our products is unavailable in any country in which reimbursement is sought or is limited in scope or amount, or if pricing is set at unsatisfactory levels, our business would be materially harmed.

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

Our commercial success will depend on whether there are third party patents or other intellectual property relevant to our potential products that may block or hinder our ability to develop and commercialize our product candidates. We may not have identified all U.S. and foreign patents or published applications that may adversely affect our business either by blocking our ability to manufacture or commercialize our drugs or by covering similar technologies that adversely affect the applicable market. In addition, we may undertake research and development with respect to product candidates, even when we are aware of third party patents that may be relevant to such product candidates, on the basis that we may challenge or license such patents. For example, in our Hsp90 inhibitor program, we are conducting clinical trials evaluating the administration of retaspimycin HCl in combination with docetaxel and everolimus. We are aware of issued patents and published applications directed to combinations of Hsp90 inhibitors with a variety of therapeutic agents. We are also aware of patents and patent applications directed to methods of treating various disorders using a variety of Hsp90 inhibitors. We are in the process of evaluating the scope and validity of these patents and applications to determine whether we need to obtain one or more licenses. There are no assurances that such licenses will be available on commercially reasonable terms, or at all. If such licenses are not available, we may become subject to patent litigation and, while we cannot predict the outcome of any litigation, it may be expensive and time consuming. If we are unsuccessful in litigation concerning patents owned by third parties, we may be precluded from selling our products.

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

We are incorporated in Delaware. Anti-takeover provisions of Delaware law and our organizational documents may make a change in control more difficult. Also, under Delaware law, our board of directors may adopt additional anti-takeover measures. For example, our charter authorizes our board of directors to issue up to 1,000,000 shares of undesignated preferred stock and to determine the terms of those shares of stock without any further action by our stockholders. If our board of directors exercises this power, it could be more difficult for a third party to acquire a majority of our outstanding voting stock. Our charter and by-laws also contain provisions limiting the ability of stockholders to call special meetings of stockholders.

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

To our knowledge, based on the number of shares of our common stock outstanding on June 30, 2013, our executive officers, directors, their respective affiliates, and stockholders holding 5% or more of our common stock, owned in the aggregate approximately 48% of our common stock. These stockholders have the ability to influence our company through this ownership position. For example, as a result of this concentration of ownership, these stockholders, if acting together, may have the ability to affect the outcome of matters submitted to our stockholders for approval, including the election and removal of directors, changes to our equity compensation plans, and any merger or similar transaction. This concentration of ownership may, therefore, harm the market price of our common stock by:

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

INFINITY PHARMACEUTICALS, INC.

Date: August 8, 2013	By:	/S/ LAWRENCE E. BLOCH, M.D., J.D.
Lawrence E. Bloch, M.D., J.D.
Executive Vice President, Chief Financial Officer and Chief Business Officer
(Principal Financial Officer & Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

3.1	Restated Certificate of Incorporation of the Registrant. Previously filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 000-31141) and incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Registrant. Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 17, 2009 (File No. 000-31141) and incorporated herein by reference.

4.1	Form of Common Stock Certificate. Previously filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-31141) and incorporated herein by reference.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101*	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed as part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.