Form 10-Q
period 2013-09-30
INFINITY PHARMACEUTICALS, INC.
filed 2013-11-07
CIK 1113148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on September 30, 2013: 48,086,619

INFINITY PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$53,478	$175,742
Available-for-sale securities	196,825	150,276
Prepaid expenses and other current assets	4,701	3,731

Total current assets	255,004	329,749
Property and equipment, net	4,089	4,079
Long-term available-for-sale securities	554	617
Restricted cash	1,129	1,128
Other assets	36	87

Total assets	$260,812	$335,660

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,010	$2,148
Accrued expenses	11,913	10,059
Due to Millennium, current	6,613	6,456

Total current liabilities	23,536	18,663
Due to Millennium, less current portion	6,405	6,252
Other liabilities	611	540

Total liabilities	30,552	25,455
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding at September 30, 2013 and December 31, 2012	—	—
Common Stock, $.001 par value; 100,000,000 shares authorized; 48,086,619 and 47,499,257 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	48	48
Additional paid-in capital	646,919	633,039
Accumulated deficit	(416,871)	(323,016)
Accumulated other comprehensive income	164	134

Total stockholders’ equity	230,260	310,205

Total liabilities and stockholders’ equity	$260,812	$335,660

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (loss)

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Collaborative research and development revenue from Purdue entities	$—	$—	$—	$47,114
Operating expenses:
Research and development	26,857	21,495	73,168	78,578
General and administrative	7,319	6,294	21,424	20,771

Total operating expenses	34,176	27,789	94,592	99,349
Gain on termination of Purdue entities alliance	—	46,555	—	46,555

Income (loss) from operations	(34,176)	18,766	(94,592)	(5,680)
Other income (expense):
Interest expense	—	(533)	—	(1,908)
Income from Massachusetts tax incentive award	—	—	—	193
Investment and other income	238	170	737	416

Total other income (expense)	238	(363)	737	(1,299)

Net income (loss)	$(33,938)	$18,403	$(93,855)	$(6,979)

Earnings (loss) per common share:
Basic	$(0.71)	$0.57	$(1.96)	$(0.24)

Diluted	$(0.71)	$0.52	$(1.96)	$(0.24)

Weighted average number of common shares outstanding:
Basic	48,052,939	32,039,866	47,875,706	28,638,512

Diluted	48,052,939	35,173,223	47,875,706	28,638,512

Other comprehensive income (loss):
Net unrealized holding gains on available-for-sale securities arising during the period	117	43	30	87

Comprehensive income (loss)	$(33,821)	$18,446	$(93,825)	$(6,892)

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2013	2012
Operating activities
Net loss	$(93,855)	$(6,979)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,336	1,257
Stock-based compensation, including 401(k) match	9,335	5,082
Net amortization of available-for-sale securities	1,570	1,069
Impairment of property and equipment	—	121
Non-cash interest expense on long-term debt due to Purdue entities	—	1,908
Non-cash interest expense on amount due to Millennium	310	—
Other, net	(2)	41
Changes in operating assets and liabilities:
Unbilled accounts receivable	—	218
Prepaid expenses and other assets	(919)	(1,200)
Accounts payable, accrued expenses and other liabilities	4,787	(6,678)
Deferred revenue from Purdue entities	—	(38,887)

Net cash used in operating activities	(77,438)	(44,048)
Investing activities
Purchases of property and equipment	(1,346)	(667)
Purchases of available-for-sale securities	(230,599)	(133,852)
Proceeds from sales of available-for-sale securities	1,031	6,281
Proceeds from maturities of available-for-sale securities	181,543	81,837

Net cash used in investing activities	(49,371)	(46,401)
Financing activities
Proceeds from issuances of common stock related to stock offering, net	—	82,800
Proceeds from issuances of common stock to Purdue entities	—	27,500
Proceeds from issuances of common stock related to stock incentive plans	4,545	8,869

Net cash provided by financing activities	4,545	119,169

Net increase (decrease) in cash and cash equivalents	(122,264)	28,720
Cash and cash equivalents at beginning of period	175,742	24,197

Cash and cash equivalents at end of period	$53,478	$52,917

Supplemental schedule of noncash investing and financing activities
Issuance of common stock to extinguish debt from Purdue entities	$—	$51,277

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

These condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Interim results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2013.

The information presented in the condensed consolidated financial statements and related footnotes at September 30, 2013, and for the three and nine months ended September 30, 2013 and 2012, is unaudited, and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2012 have been derived from our audited financial statements. For further information, please refer to the consolidated financial statements and accompanying footnotes included in our annual report on Form 10-K for the fiscal year ended December 31, 2012, which was filed with the U.S. Securities and Exchange Commission on March 5, 2013.

3. Significant Accounting Policies

Cash Equivalents and Available-For-Sale Securities

Cash equivalents and available-for-sale securities primarily consist of money market funds, U.S. government-sponsored enterprise obligations, corporate obligations, U.S. treasury securities and mortgage-backed securities. Corporate obligations include obligations issued by corporations in countries other than the United States, including some obligations that have not been guaranteed by governments and government agencies. We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents, which consist of money market funds and corporate obligations, are stated at fair value. They are also readily convertible to known amounts of cash and have such short-term maturities that each presents insignificant risk of change in value due to changes in interest rates. Our classification of cash equivalents is consistent with prior periods.

We determine the appropriate classification of marketable securities at the time of purchase and reevaluate such designation at each balance sheet date. We have classified all of our marketable securities at September 30, 2013 and December 31, 2012 as “available-for-sale.” We carry available-for-sale securities at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity.

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

For available-for-sale debt securities in an unrealized loss position, we perform an analysis to assess whether we intend to sell or whether we would more likely than not be required to sell the security before the expected recovery of the amortized cost basis. Where we intend to sell a security, or may be required to do so, the security’s decline in fair value is deemed to be other-than-temporary, and the full amount of the unrealized loss is recorded within earnings as an impairment loss.

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

All of our revenues to date have been generated under research collaboration agreements. Revenue associated with the amortization of the deferred revenue associated with the grant of rights and licenses to, and reimbursed research and development services provided to, Mundipharma International Corporation Limited (Mundipharma), and Purdue Pharmaceutical Products L.P. (Purdue), accounted for all of our revenue for the nine months ended September 30, 2012. We considered Mundipharma, Purdue and their respective associated entities to be related parties for financial reporting purposes because of their equity ownership prior to April 2013 (see note 7).

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

	At September 30,
	2013	2012
Stock options	6,255,772	7,113,072
Warrants	—	136,655

Basic and diluted earnings (loss) per common share were determined as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except share and per share amounts)
Basic
Net income (loss)	$(33,938)	$18,403	$(93,855)	$(6,979)

Weighted average common shares outstanding	48,052,939	32,039,866	47,875,706	28,638,512

Basic earnings (loss) per common share	$(0.71)	$0.57	$(1.96)	$(0.24)

Diluted
Net income (loss)	$(33,938)	$18,403	$(93,855)	$(6,979)

Weighted average common shares outstanding	48,052,939	32,039,866	47,875,706	28,638,512
Effect of dilutive options	—	3,133,357	—	—

Weighted average common shares outstanding assuming dilution	48,052,939	35,173,223	47,875,706	28,638,512

Diluted earnings (loss) per common share	$(0.71)	$0.52	$(1.96)	$(0.24)

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) is comprised of unrealized holding gains and losses arising during the period on available-for-sale securities that are not other-than-temporarily impaired. During the nine months ended September 30, 2013, there were no reclassifications out of accumulated other comprehensive income (loss).

Stock-Based Compensation Expense

For awards granted to employees and directors, including our Employee Stock Purchase Plan (“ESPP”), we measure stock-based compensation cost at the grant date based on the estimated fair value of the award and recognize it as expense over the requisite service period on a straight-line basis. The ESPP permits eligible employees to purchase shares of our common stock at a discount and consists of consecutive, overlapping 24-month offering periods, each consisting of four six-month purchase periods. On the first day of each offering period, each employee who is enrolled in the ESPP will automatically receive an option to purchase up to a whole number of shares of our common stock. The purchase price of each of the shares purchased in a given purchase period will be 85% of the closing price of a share of our common stock on the first day of the offering period or the last day of the purchase period, whichever is lower. We record the expense of services rendered by non-employees based on the estimated fair value of the stock option as of the respective vesting date. We use the Black-Scholes valuation model in determining the fair value of all equity awards. We have no awards with market or performance conditions.

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

Research and Development Expense

Research and development expense consists of expenses incurred in performing research and development activities, including salaries and benefits, overhead expenses including facilities expenses, materials and supplies, preclinical expenses, clinical trial and related clinical manufacturing expenses, stock-based compensation expense, depreciation of equipment, contract services, and other outside expenses. We also include as research and development expense up-front license payments related to acquired technologies which have not yet reached technological feasibility and have no alternative use. We expense research and development costs as they are incurred. We capitalize nonrefundable advance payments related to research and development activities and expense the payments as the related goods are delivered or the related services are performed. We have been a party to collaboration agreements in which we were reimbursed for work performed on behalf of the collaborator, as well as one in which we reimbursed the collaborator for work it had performed. We record all appropriate expenses under our collaborations as research and development expense. If the arrangement provides for reimbursement of research and development expenses, as was the case with our alliance with Mundipharma and Purdue, we record the reimbursement as revenue. If the arrangement provides for us to reimburse the collaborator for research and development expenses or achieving a development milestone for which a payment is due, as was the case with our agreement with Intellikine, Inc. (Intellikine), we record the reimbursement or the achievement of the development milestone as research and development expense. In January 2012, Intellikine was acquired by Takeda Pharmaceutical Company Limited (Takeda) acting through its Millennium business unit.

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

Due to the uncertainty surrounding the realization of the net deferred tax assets in future periods, we have recorded a full valuation allowance against our otherwise recognizable net deferred tax assets as of September 30, 2013 and December 31, 2012.

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

4. Stock-Based Compensation

Total stock-based compensation expense, related to all equity awards, for the three and nine months ended September 30, 2013 and 2012 comprised the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Effect of stock-based compensation on net loss by line item:
Research and development	$1,599	$772	$4,618	$2,371
General and administrative	1,660	995	4,717	2,711

As of September 30, 2013, we had approximately $22.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options and awards under our ESPP, which are expected to be recognized over a weighted-average period of 2.9 years.

During the nine months ended September 30, 2013, options to purchase 534,284 shares of common stock were exercised, with a weighted-average exercise price of $8.51.

During the nine months ended September 30, 2013, we granted options to purchase 1,371,094 shares of our common stock at a weighted-average fair value of $18.35 and a weighted-average exercise price of $33.09. During the nine months ended September 30, 2012, we granted options to purchase 1,697,913 shares of our common stock at a weighted-average fair value of $5.97 and a weighted-average exercise price of $10.34. For the three and nine months ended September 30, 2013 and 2012, the fair values were estimated using the Black-Scholes valuation model using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Risk-free interest rate	1.3%	0.8%	0.9%	1.1%
Expected annual dividend yield	—	—	—	—
Expected stock price volatility	71.3%	62.6%	63.2%	63.3%
Expected term of options	4.7 years	6.2 years	4.9 years	6.1 years

5. Cash, Cash Equivalents and Available-for-Sale Securities

The following is a summary of cash, cash equivalents and available-for-sale securities:

	September 30, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents due in 90 days or less	$53,478	$—	$—	$53,478
Available-for-sale securities:
Corporate obligations due in one year or less	116,871	51	(20)	116,902
Corporate obligations due in one to five years	18,574	37	—	18,611
Mortgage-backed securities due after ten years	489	65	—	554
U.S. government-sponsored enterprise obligations due in one year or less	22,004	8	—	22,012
U.S. government-sponsored enterprise obligations due in one to five years	39,277	23	—	39,300

Total available-for-sale securities	197,215	184	(20)	197,379

Total cash, cash equivalents and available-for- sale securities	$250,693	$184	$(20)	$250,857

	December 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents due in 90 days or less	$175,742	$—	$—	$175,742
Available-for-sale securities:
Corporate obligations due in one year or less	88,644	53	(13)	88,684
Corporate obligations due in one to five years	16,291	8	(9)	16,290
Mortgage-backed securities due after ten years	547	70	—	617
U.S. government-sponsored enterprise obligations due in one year or less	38,779	22	—	38,801
U.S. government-sponsored enterprise obligations due in one to five years	6,498	3	—	6,501

Total available-for-sale securities	150,759	156	(22)	150,893

Total cash, cash equivalents and available-for-sale securities	$326,501	$156	$(22)	$326,635

We held 11 debt securities at September 30, 2013 that had been in an unrealized loss position for less than 12 months. The fair value of these securities was $38.7 million. We evaluated our securities for other-than-temporary impairments based on quantitative and qualitative factors. We considered the decline in market value for these 11 securities to be primarily attributable to current economic and market conditions. It is not more likely than not that we will be required to sell these securities, and we do not intend to sell these securities before the recovery of their amortized cost bases, which recovery is expected within the next 12 months. Based on our analysis, we do not consider these investments to be other-than-temporarily impaired as of September 30, 2013.

As of September 30, 2013, we held 21 financial institution debt securities and other corporate debt securities located in Switzerland, Canada, Australia, the United Kingdom, the Netherlands, Japan and France, and with a fair value of $87.5 million. Five of these securities, which were issued by Switzerland, the Netherlands, Australia, Japan and the United Kingdom, had gross unrealized losses of $14 thousand and a fair value of $17.6 million. These securities are short-term in nature and are scheduled to mature within 12 months. Based on our analysis, we do not consider these investments to be other-than-temporarily impaired as of September 30, 2013.

We had no material realized gains or losses on our available-for-sale securities for the three and nine months ended September 30, 2013 and 2012. There were no other-than-temporary impairments recognized for the three and nine months ended September 30, 2013 and 2012.

6. Fair Value

We use a valuation hierarchy for disclosure of the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs, which we consider the highest level inputs, are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. For our fixed income securities, we reference pricing data supplied by our custodial agent and nationally known pricing vendors, using a variety of daily data sources, largely readily-available market data and broker quotes. We validate the prices provided by our third party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our pricing services as of September 30, 2013 and December 31, 2012.

The following table provides the assets carried at fair value measured on a recurring basis as of September 30, 2013:

	Level 1	Level 2
	(in thousands)
Cash and cash equivalents	$44,876	$8,602
Corporate obligations (including commercial paper)	—	135,513
Mortgage-backed securities	—	554
U.S. government-sponsored enterprise obligations	—	61,312

Total	$44,876	$205,981

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

The amount due to Millennium is recorded at its carrying value at September 30, 2013. The fair value of the amount due to Millennium, a Level 2 measurement, was approximately $13.1 million as of September 30, 2013 and was determined using a discounted cash flow model and based on an interest rate we would be charged for a similar loan as of September 30, 2013 (see note 7).

The carrying amounts reflected in the consolidated balance sheets for prepaid expenses and other current assets, other assets, accounts payable and accrued expenses approximate fair value due to their short term maturities.

There have been no changes to the valuation methods during the nine months ended September 30, 2013. We evaluate transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1 and Level 2 during the nine months ended September 30, 2013. We had no available-for-sale securities that were classified as Level 3 at any point during the nine months ended September 30, 2013 or during the year ended December 31, 2012.

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

Additionally, under the amended and restated agreement, Millennium waived the option it had under the original agreement to convert, upon payment of an option fee, its royalty interest in U.S. sales of PI3K products and its right to receive certain milestone payments with respect to such products into the right to share in 50 percent of profits and losses on U.S. development and commercialization of those PI3K products for which the first Phase 2 clinical trial, as defined in the original agreement, was conducted in an oncology indication, and to participate in up to 30 percent of the detailing effort for these products in the United States. In consideration of such waiver, we agreed to pay to Millennium $15 million, payable in installments. During the year ended December 31, 2012, we paid $1.7 million of the $15 million, and we recorded the $15 million release payment at its fair value of $14.4 million in research and development expenses. The remaining amount is payable in two equal payments due in January 2014 and January 2015, which we recorded as short-term and long-term liabilities due to Millennium on our balance sheet.

In addition to developing IPI-145, we are seeking to develop our second potent, oral PI3K-delta,gamma inhibitor, IPI-443, and we are seeking to identify additional novel inhibitors of PI3K-delta and/or PI3K-gamma for future development. We are obligated to pay to Millennium up to $15 million in remaining success-based milestone payments for the development of two distinct product candidates, of which we expect to pay a $10 million milestone payment in the fourth quarter of 2013 in connection with the initiation of our Phase 3 study of IPI-145 in patients with relapsed or refractory CLL. We are also obligated to pay up to $450 million in success-based milestones for the approval and commercialization of two distinct products. As a result of the amendment, such products may include products we license in from a third party. In addition, we are obligated to pay Millennium tiered royalties on worldwide net sales ranging from 7 percent to 11 percent, which are the same royalty levels as those specified under the original agreement, upon successful commercialization of products described in the agreement. Such royalties are payable until the later to occur of the expiration of specified patent rights and the expiration of non-patent regulatory exclusivities in a country, subject to reduction, and limits on the number of products, in certain circumstances.

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

Under the terms of the 2012 termination agreements:

•	All intellectual property rights that we had previously licensed to Mundipharma and Purdue to develop and commercialize products under the previous strategic alliance agreements terminated, with the result that we have worldwide rights to all product candidates that had previously been covered by the strategic alliance.

•	We have no further obligation to provide research and development services to Mundipharma and Purdue as of July 17, 2012.

•	Mundipharma and Purdue have no further obligation to provide research and development funding to us. Under the alliance, Mundipharma was obligated to reimburse us for research and development expenses we incurred, up to an annual aggregate cap for each alliance program other than FAAH. We recorded $0 and $47.1 million in collaborative research and development revenue for the three and nine months ended September 30, 2012, respectively. In addition, we recognized $46.6 million related to a gain on termination of Purdue entities alliance for the three and nine months ended September 30, 2012 as a result of the 2012 termination agreements. We did not record a liability for amounts previously funded by Purdue and Mundipharma as this relationship was not considered a financing arrangement.

•	We are obligated to pay Mundipharma and Purdue a four percent royalty in the aggregate, subject to reduction as described below, on worldwide net sales of products that were covered by the alliance until such time as they have recovered approximately $260 million, representing the research and development funding paid to us for research and development services performed by us through the termination of the strategic alliance. After this cost recovery, our royalty obligations to Mundipharma and Purdue will be reduced to a one percent royalty on net sales in the United States of products that were previously subject to the strategic alliance. All payments are contingent upon the successful commercialization of products subject to the alliance, which products are subject to significant further development. As such, there is significant uncertainty about whether any such products will ever be approved or commercialized. If no products are commercialized, no payments will be due by us to Mundipharma and Purdue; therefore, no amounts have been accrued.

Royalties are payable under these agreements until the later to occur of the last-to-expire of specified patent rights and the expiration of non-patent regulatory exclusivities in a country, provided that if royalties are payable solely on the basis of non-patent regulatory exclusivity, each of the royalty rates is reduced by 50 percent. In addition, royalties payable under these agreements after Mundipharma and Purdue have recovered all research and development expenses paid to us are subject to reduction on account of third party royalty payments or patent litigation damages or settlements which might be required to be paid by us if litigation were to arise, with any such reductions capped at 50 percent of the amounts otherwise payable during the applicable royalty payment period.

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

2012 Securities Purchase Agreement; 2013 Offering

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

On April 16, 2013, the BRP entities, through two selling stockholders, sold 11,416,565 shares in an underwritten public offering at a price of $40 per share, representing their entire holdings in our common stock. In connection with the public offering and sale of their common stock, we entered into an agreement with the BRP entities, pursuant to which the 2012 securities purchase agreement, as amended in connection with the offering, terminated in its entirety. Following the closing of the offering, the BRP entities no longer owned any shares of our common stock at such time, and, as such, are no longer related parties.

8. Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2013	December 31, 2012
	(in thousands)
Accrued compensation and benefits	$5,463	$5,555
Accrued clinical studies	3,567	1,234
Accrued drug manufacturing costs	957	1,288
Other	1,926	1,982

Total accrued expenses	$11,913	$10,059

9. Income from Massachusetts Tax Incentive Award

During the nine months ended September 30, 2012, we recognized $0.2 million as other income due to the Massachusetts tax incentive award. We were awarded a tax grant from the Commonwealth of Massachusetts of approximately $0.5 million for the year ended December 31, 2009, which is earned over a five year period based on headcount growth. We achieved the headcount growth required by the award for the first two years and therefore recognized a pro rata portion of the grant. As the amount received for the award is not related to our ordinary course of operations, we have recorded the amount as other income. As we did not achieve the headcount growth as of December 31, 2012, we have repaid in 2013 the remaining $0.3 million to the Commonwealth of Massachusetts.

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

The associated restructuring expenses were recorded as research and development and general and administrative expenses. We recorded a restructuring expense of $1.2 million and $2.6 million during the three and nine months ended September 30, 2012, respectively. The remaining balance payable as of December 31, 2012 was $0.4 million related to employee severance, benefits and related costs. All amounts have been paid as of September 30, 2013.

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

We have also initiated a Phase 2, open-label, single arm study evaluating the safety and efficacy of IPI-145 dosed at 25mg BID in approximately 120 patients with indolent non-Hodgkin lymphoma (iNHL), including follicular lymphoma, marginal zone lymphoma, and SLL, whose disease is refractory to radioimmunotherapy or both rituximab and chemotherapy. Patients enrolled in the study must have progressed within six months of receiving their last therapy. The primary endpoint of the study is response rate according to the International Working Group Criteria. The FDA has granted orphan drug designation to IPI-145 for the potential treatment of follicular lymphoma, the most common subtype of iNHL.

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

Clinical Activity in CLL

Preliminary data from our Phase 1 study reported at ASCO and ICML show that IPI-145 is clinically active in patients with CLL, with a rapid onset of response as defined by the International Workshop on Chronic Lymphocytic Leukemia (IWCLL) criteria and a rapid resolution of lymphocytosis. Among the 22 patients evaluable for response, there were 12 partial responses (55 percent IWCLL partial response rate) and an additional seven nodal responses, which are not classified as a partial response under IWCLL criteria. Nodal response describes patients who achieved a greater than 50 percent reduction in their lymph node disease but have not met at least one additional criteria required to meet IWCLL criteria for a partial response. The median time to response was under two months (range: 1.8—5.6 months). Ten of the 12 partial responses were at doses ≤ 25 mg BID.

The trial also includes patients with a deletion of the short arm of chromosome 17 (17p del) or with mutations in the p53 gene. Patients with CLL with a 17p del or p53 mutations generally have a poor response to chemotherapy and worse prognosis. Among four patients evaluable with a 17p del, there were two partial responses, one stable disease, and one progression due to Richter’s transformation, an aggressive disease. Among six patients evaluable with a p53 mutation, there were four partial responses and two nodal responses.

Clinical Activity in Lymphoma

Additional data reported at ASCO and ICML showed clinical activity of IPI-145 across a broad range of patients with lymphomas, with responses observed in patients with iNHL, T-cell lymphoma, MCL and HL. The onset of activity was rapid, with a median time to response of under two months (range: 1.6 – 4.1). Clinical responses in patients with lymphoma were as follows:

Diagnosis	Patients (n)		Best Observed Response (n)				Median Time to Response in Months (Range)
	Treated	Evaluable	Complete Response	Partial Response	Stable Disease	Progressive Disease
iNHL	26	19	3	10	4	2	1.8 (1.7 – 4.1)
T-cell lymphoma	17	9	1	2	2	4	1.9 (1.7 – 2.7)
MCL	9	6	1	3	1	1	1.8 (1.6 – 1.9)
HL	3	3	1	0	1	1	1.7 (Not Applicable)
aNHL*	13	10	0	0	4	6	(Not Applicable)

*	aNHL (aggressive non-Hodgkin lymphoma)

We expect to present additional data from our Phase 1 study of IPI-145 in advanced hematological malignancies at the American Society of Hematology (ASH) 2013 Annual Meeting in December 2013.

Inflammation

In addition to exploring hematologic malignancies, we are investigating IPI-145 for potential applications in inflammatory diseases in two Phase 2 trials. The first is a Phase 2a randomized, double-blind, placebo-controlled trial of IPI-145 in patients with mild, allergic asthma. Endpoints of this multi-dose, two-way crossover study include safety, pharmacokinetics and FEV1, a measure of lung function. We expect to provide an update on this trial by the end of 2013. The second trial, which we refer to as the ASPIRA trial, is a Phase 2, randomized, double-blind, placebo-controlled study designed to evaluate the efficacy, safety and pharmacokinetics of IPI-145 in patients with rheumatoid arthritis (RA). The study is expected to enroll approximately 316 adults with moderate-to-severe RA and is designed to examine three dose levels of IPI-145 given twice daily for 12 weeks in combination with methotrexate compared to treatment with methotrexate alone. The primary efficacy endpoint of the study is the American College of Rheumatology (ACR)20 response rate, which is defined as the proportion of people who achieve at least a 20 percent improvement in ACR response criteria.

Pipeline Expansion

We are also developing our second PI3K product candidate, a potent, oral inhibitor of PI3K-delta and gamma which we refer to as IPI-443. By the end of 2013, we expect to complete nonclinical studies designed to enable the initiation of Phase 1 clinical development.

Retaspimycin Hydrochloride

In September 2013 we announced topline data from our Phase 2 study evaluating retaspimycin hydrochloride (HCl), a novel, potent and selective inhibitor of heat shock protein 90 (Hsp90), in combination with docetaxel, a chemotherapy, in 226 patients with second or third-line non-small cell lung cancer (NSCLC) who are naive to docetaxel treatment and have a history of heavy smoking. In this randomized, double-blind, placebo-controlled study, retaspimycin HCl did not meet its pre-specified efficacy endpoints for demonstrating an improvement in overall survival in the total patient population or in patients with squamous cell carcinoma. Additionally, the combination of retaspimycin HCl plus docetaxel did not show a treatment benefit in patient populations defined by pre-specified biomarkers, including KRAS, p5 and plasma levels of Hsp90-alpha. We expect to present final data in a peer-reviewed setting after all analyses are complete.

We also announced in September that we expect to complete enrollment of the final cohort of patients in our separate, exploratory study of retaspimycin HCl in combination with everolimus (an mTOR inhibitor) in NSCLC patients with a KRAS mutation by the end of 2013, which we expect will conclude our development of retaspimycin HCl.

FAAH Inhibitor Program

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

Strategic Alliances

Millennium

In July 2010, we entered into a development and license agreement with Intellikine, Inc. (Intellikine) under which we obtained rights to discover, develop and commercialize pharmaceutical products targeting the delta and/or gamma isoforms of PI3K, including IPI-145 and we paid Intellikine a $13.5 million up-front license fee. In January 2012, Intellikine was acquired by Takeda Pharmaceutical Company Limited (Takeda) acting through its Millennium business unit. We refer to our PI3K program licensor as Millennium. In December 2012, we amended and restated our development and license agreement with Millennium.

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

Additionally, under the amended and restated agreement, Millennium waived the option it had under the original agreement to convert, upon payment of an option fee, its royalty interest in U.S. sales of PI3K products and its right to receive certain milestone payments with respect to such products into the right to share in 50 percent of profits and losses on U.S. development and commercialization of those PI3K products for which the first Phase 2 clinical trial, as defined in the original agreement was conducted in an oncology indication, and to participate in up to 30 percent of the detailing effort for these products in the United States. In consideration of such waiver, we agreed to pay to Millennium $15 million, payable in installments. During the year ended December 31, 2012, we paid $1.7 million of the $15 million, and we recorded the $15 million release payment at its fair value of $14.4 million in research and development expenses. The remaining amount is payable in two equal payments due in January 2014 and January 2015, which we recorded as short-term and long-term liabilities due to Millennium on our balance sheet.

In addition to developing IPI-145, we are seeking to develop our second potent, oral PI3K-delta,gamma inhibitor product candidate, IPI-443, and we are seeking to identify additional novel inhibitors of PI3K-delta and/or PI3K-gamma for future development. We are obligated to pay to Millennium up to $15 million in remaining success-based milestone payments for the development of two distinct product candidates, of which we expect to pay a $10 million milestone payment in the fourth quarter of 2013 in connection with the initiation of our Phase 3 study of IPI-145 in patients with relapsed or refractory CLL. We are also obligated to pay up to $450 million in success-based milestones for the approval and commercialization of two distinct products. As a result of the amendment, such products may include products we license in from a third party. In addition, we are obligated to pay Millennium tiered royalties on worldwide net sales ranging from 7 percent to 11 percent, which are the same royalty levels as those specified under the original agreement, upon successful commercialization of products described in the agreement. Such royalties are payable until the later to occur of the expiration of specified patent rights and the expiration of non-patent regulatory exclusivities in a country, subject to reduction, and limits on the number of products, in certain circumstances.

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

Under the terms of the 2012 termination agreements:

•	All intellectual property rights that we had previously licensed to Mundipharma and Purdue to develop and commercialize products under the previous strategic alliance agreements terminated, with the result that we have worldwide rights to all product candidates that had previously been covered by the strategic alliance.

•	We have no further obligation to provide research and development services to Mundipharma and Purdue as of July 17, 2012.

•	Mundipharma and Purdue have no further obligation to provide research and development funding to us. Under the alliance, Mundipharma was obligated to reimburse us for research and development expenses we incurred, up to an annual aggregate cap for each alliance program other than FAAH. We recorded $0 and $47.1 million in collaborative research and development revenue for the three and nine months ended September 30, 2012, respectively. In addition, we recognized $46.6 million related to a gain on termination of Purdue entities alliance for the three and nine months ended September 30, 2012 as a result of the 2012 termination agreements. We did not record a liability for amounts previously funded by Purdue and Mundipharma as this relationship was not considered a financing arrangement.

•	We are obligated to pay Mundipharma and Purdue a four percent royalty in the aggregate, subject to reduction as described below, on worldwide net sales of products that were covered by the alliance until such time as they have recovered approximately $260 million, representing the research and development funding paid to us for research and development services performed by us through the termination of the strategic alliance. After this cost recovery, our royalty obligations to Mundipharma and Purdue will be reduced to a one percent royalty on net sales in the United States of products that were previously subject to the strategic alliance. All payments are contingent upon the successful commercialization of products subject to the alliance, which products are subject to significant further development. As such, there is significant uncertainty about whether any such products will ever be approved or commercialized. If no products are commercialized, no payments will be due by us to Mundipharma and Purdue; therefore, no amounts have been accrued.

Royalties are payable under these agreements until the later to occur of the last-to-expire of specified patent rights and the expiration of non-patent regulatory exclusivities in a country, provided that if royalties are payable solely on the basis of non-patent regulatory exclusivity, each of the royalty rates is reduced by 50 percent. In addition, royalties payable under these agreements after Mundipharma and Purdue have recovered all research and development expenses paid to us are subject to reduction on account of third party royalty payments or patent litigation damages or settlements which might be required to be paid by us if litigation were to arise, with any such reductions capped at 50 percent of the amounts otherwise payable during the applicable royalty payment period.

Line of Credit Agreement

In connection with the previous strategic alliance with Mundipharma and Purdue, we also entered into a line of credit agreement with Purdue and its independent associated company, Purdue Pharma L.P. (PPLP), that provided for the borrowing by us of one or more unsecured loans up to an aggregate maximum principal amount of $50 million. We recorded interest expense on the net amount borrowed using the effective interest method. We recorded $0.5 million and $1.9 million of related interest expense in the three and nine months ended September 30, 2012, respectively, using an effective interest rate of 7.29 percent.

On September 7, 2012, upon completion of the sale and issuance of common stock to PPLP under the 2012 securities purchase agreement described below, the line of credit agreement with PPLP terminated in its entirety.

2012 Securities Purchase Agreement; 2013 Offering

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

On April 16, 2013, the BRP entities, through two selling stockholders, sold 11,416,565 shares in an underwritten public offering at a price of $40 per share, representing their entire holdings in our common stock. In connection with the public offering and sale of their common stock, we entered into an agreement with the BRP entities, pursuant to which the 2012 securities purchase agreement, as amended in connection with the offering, terminated in its entirety.

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

Income from the Massachusetts tax incentive award represents the pro-rata amount earned for an award we received for headcount growth.

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

There have been no material changes to our critical accounting policies during the nine months ended September 30, 2013. Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2012 for a discussion of our critical accounting policies and significant judgments and estimates.

Results of Operations

The following tables summarize our results of operations for each of the three and nine months ended September 30, 2013 and 2012, together with the change in these items in dollars and as a percentage:

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
		(in thousands)
Research and development expense	$(26,857)	$(21,495)	$(5,362)	25%
General and administrative expense	(7,319)	(6,294)	(1,025)	16%
Gain on termination of Purdue entities alliance	—	46,555	(46,555)	(100)%
Interest expense	—	(533)	533	(100)%
Interest and investment income	238	170	68	40%

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
		(in thousands)
Revenue	$—	$47,114	$(47,114)	(100)%
Research and development expense	(73,168)	(78,578)	5,410	(7)%
General and administrative expense	(21,424)	(20,771)	(653)	3%
Gain on termination of Purdue entities alliance	—	46,555	(46,555)	(100)%
Interest expense	—	(1,908)	1,908	(100)%
Income from Massachusetts incentive tax award	—	193	(193)	(100)%
Interest and investment income	737	416	321	77%

Revenue

We recorded no revenue during the three and nine months ended September 30, 2013 as we terminated our strategic alliance agreements with Mundipharma and Purdue in July 2012. Our revenue during the three and nine months ended September 30, 2012 consisted of approximately $0 and $45.0 million, respectively, for reimbursed research and development services we performed under our strategic alliance with Mundipharma and Purdue, and $0 and $2.1 million, respectively, from the amortization of the deferred revenue associated with the grant of rights and licenses under this alliance.

Research and Development Expense

The $5.4 million increase in research and development expense for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 was primarily due to $9.4 million in higher clinical expenses, including clinical manufacturing expenses, related to increased clinical development activities for IPI-145. These are partially offset by a decrease of $3.5 million in clinical expenses, including clinical manufacturing expenses, largely attributable to the discontinuation of company-sponsored development of saridegib, our Hedgehog pathway inhibitor. The $5.4 million decrease in research and development expense in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 is primarily attributable to $20.7 million in lower clinical expenses, including clinical manufacturing expenses, largely attributable to the discontinuation of company-sponsored development of saridegib, our Hedgehog pathway inhibitor. In addition, salaries and benefits expenses decreased by $1.2 million, and consulting expenses decreased by $0.5 million. These are partially offset by an increase of $19.9 million in clinical expenses, including clinical manufacturing expenses, related to increased clinical development activities of IPI-145.

We began to track and accumulate expenses by major program starting on January 1, 2006. These expenses primarily relate to payroll and associated expenses for personnel working on the programs, process development and manufacturing, preclinical toxicology studies, clinical trial costs and allocated costs of facilities. During the three and nine months ended September 30, 2013 and 2012, and from January 1, 2006 through September 30, 2013, we estimate that we incurred the following expenses by program:

Program	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	January 1, 2006 to September 30, 2013
	(in millions)
PI3K inhibitor	$19.9	$7.7	$51.3	$17.8	$141.6
Hsp90 inhibitor	2.3	5.3	10.9	16.1	134.9
Hedgehog pathway inhibitor	0.2	4.9	1.0	33.0	163.7

We expect expenses related to our PI3K programs to increase as we continue clinical development of IPI-145 and preclinical development of IPI-443. We expect expenses related to our Hsp90 program to decrease significantly as we conclude development of retaspimycin HCl. We expect to incur minimal expenses related to our Hedgehog pathway inhibitor programs as a result of the discontinuation of company-sponsored development. We do not believe that the historical costs associated with our lead drug development programs are indicative of the future costs associated with these programs nor represent what any other future drug development programs we initiate may cost. Due to the variability in the length of time and scope of activities necessary to develop a product candidate and uncertainties related to our cost estimates and our ability to obtain marketing approval for our product candidates, accurate and meaningful estimates of the total costs required to bring our product candidates to market are not available.

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

General and Administrative Expense

The $1.0 million increase in general and administrative expense for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 is primarily attributable to an increase of $0.7 million in stock-based compensation expense, as well as an increase of $0.6 million in consulting expenses, principally related to market research. The $0.7 million increase in general and administrative expense for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 is primarily attributable to an increase of $2.0 million in stock-based compensation expense, partially offset by a decrease of $0.7 million in consulting expenses, principally related to market research.

Gain on Termination of Purdue Entities Alliance

The gain on termination of Purdue entities alliance recognized in the three and nine months ended September 30, 2012 is due to the 2012 termination agreements. We do not expect to recognize any more gains on termination of Purdue entities alliance in future periods.

Interest Expense

There was no interest expense in the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012 due to the extinguishment on September 7, 2012 of the long-term debt due to the Purdue entities. We do not expect to record interest expense during the year ended December 31, 2013.

Investment and Other Income

Investment and other income is comparable for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. Investment and other income increased in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 primarily due to a non-recurring cash distribution received from one of our insurance carriers.

Income from Massachusetts Tax Incentive Award

During the nine months ended September 30, 2012, we recognized $0.2 million as other income. We were awarded a tax grant from the Commonwealth of Massachusetts for approximately $0.5 million for the year ended December 31, 2009, which is earned over a five year period based on headcount growth. We achieved the headcount growth required by the award for the first two years and therefore recognized a pro rata portion of the grant. As the amount received for the award is not related to our ordinary course of operations, we have recorded the amount as other income. As we did not achieve the headcount growth as of December 31, 2012, we have repaid in 2013 the remaining $0.3 million to the Commonwealth of Massachusetts.

Liquidity and Capital Resources

We have not generated any revenue from the sale of drugs to date, and we do not expect to generate any such revenue for the next several years, if at all. We have instead relied on the proceeds from sales of equity securities, debt, interest on investments, up-front license fees, expense reimbursement, milestones and cost sharing under our collaborations to fund our operations. Our available-for-sale debt securities primarily trade in liquid markets, and the average days to maturity of our portfolio, as of September 30, 2013, is less than nine months. Because our product candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and, if development is successful, commercialization of our product candidates or whether, or when, we may achieve profitability.

Our significant capital resources are as follows:

	September 30, 2013	December 31, 2012
	(in thousands)
Cash, cash equivalents and available-for-sale securities	$250,857	$326,635
Working capital	231,468	311,086

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Cash provided by (used in):
Operating activities	$(77,438)	$(44,048)
Investing activities	(49,371)	(46,401)
Capital expenditures (included in investing activities above)	(1,346)	(667)
Financing activities	4,545	119,169

Cash Flows

The principal use of cash in operating activities in all periods presented was related to our research and development programs. Our cash flow used in operating activities for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 increased primarily due to the discontinuation of all research and development funding following the termination of our strategic alliance with Purdue and Mundipharma in July 2012. During the nine months ended September 30, 2012, we received research and development funding from Mundipharma totaling $55 million. Our cash flow used in operating activities in future periods may vary significantly due to various factors, including potential cash inflows from future collaboration agreements and potential cash outflows for licensing new programs from third parties. We cannot be certain whether and when we may enter into any such collaboration agreements or in-licenses.

Net cash from investing activities for the nine months ended September 30, 2013 included $230.6 million in purchases of available-for-sale securities and proceeds of $181.5 million from maturities of available-for-sale securities. Capital expenditures in the nine months ended September 30, 2013 primarily consisted of computer equipment and software.

Net cash from financing activities for the nine months ended September 30, 2013 included $4.5 million of proceeds from issuances of common stock related to stock incentive plans, primarily stock option exercises.

Liquidity

We will need substantial additional funds to support our planned operations. In the absence of additional funding or business development activities and based on our current operating plans, we expect that our current cash and investments are sufficient to fund our planned operations into 2015. In the absence of changes to our current operating plans, we will need to raise additional funds by that date. Our need to raise additional funds may be accelerated if our research and development expenses exceed our current expectations, if we acquire a third party or if we acquire or license rights to additional product candidates or new technologies from one or more third parties. Our need to raise additional funds may also be accelerated for other reasons, including, without limitation, if:

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

There have been no material changes to our contractual obligations and off-balance sheet arrangements during the nine months ended September 30, 2013.

We are obligated to pay to Millennium up to $15 million in remaining success-based milestone payments for the development of two distinct product candidates, of which we anticipate making a $10 million milestone payment in the last quarter of 2013 in connection with the planned initiation of our Phase 3 study of IPI-145 in patients with relapsed or refractory CLL. We are also obligated to pay up to $450 million in success-based milestones for the approval and commercialization of two distinct products. Because the achievement of these milestones had not occurred as of September 30, 2013, such contingencies have not been recorded in our financial statements.

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

A hypothetical 100 basis point increase in interest rates would result in an approximate $1.5 million decrease in the fair value of our investments as of September 30, 2013, as compared to an approximate $1.0 million decrease as of December 31, 2012. We have the ability to hold our fixed income investments until maturity and, therefore, we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 4.	Controls and Procedures

Our management, with the participation of our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (Exchange Act) means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our principal executive and financial officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk of failure of our current product candidates is high. To date, the data supporting our clinical development strategy for our product candidates are derived solely from laboratory and preclinical studies and limited early-to-mid-stage clinical trials. Later clinical trials may not yield data consistent with earlier clinical trials, as was the case with our randomized Phase 2 clinical trial of retaspimycin HCl in combination with docetaxel in patients with non-small cell lung cancer, which did not yield results consistent with results obtained from an earlier Phase 1b study. Similarly, clinical responses seen in patients enrolled at early stages of a clinical trial may not be replicated in patients enrolled in that trial at a later time. In addition, adverse events not observed in early clinical trials may be seen for the first time in later studies, or adverse events observed in a small number of patients in early trials may be seen in a greater number of patients in later studies and have greater statistical significance than previously anticipated. In the event that our clinical trials do not yield data consistent with earlier experience, it may be necessary for us to change our development strategy or abandon development of that product candidate, either of which could result in delays, additional costs and a decrease in our stock price. It is impossible to predict when or if any of our product candidates will prove safe or effective in humans or receive regulatory approval. These product candidates may not demonstrate in patients the chemical and pharmacological properties ascribed to them in laboratory studies or early-stage clinical trials, and they may interact with human biological systems or other drugs in unforeseen, ineffective or harmful ways. If we are unable to discover or successfully develop drugs that are safe and effective in humans, we will not have a viable business.

We have a history of operating losses, expect to incur significant and increasing operating losses in the future, may never become profitable, or if we become profitable we may not remain profitable.

We have a limited operating history for you to evaluate our business. We have no approved products and have generated no product revenue from sales. We have primarily incurred operating losses. As of September 30, 2013, we had an accumulated deficit of $416.9 million. We expect to continue to spend significant resources to fund the research and development of IPI-145 and our other product candidates. While we may have net income in future periods as the result of non-recurring collaboration revenue, we expect to incur substantial operating losses over the next several years as our clinical trial and drug manufacturing activities increase. As a result, we expect that our accumulated deficit will also increase significantly.

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

We will need substantial additional funds to support our planned operations. In the absence of additional funding or business development activities and based on our current operating plans, we expect that our current cash and investments are sufficient to fund our current operating plans into 2015. In the absence of changes to our current operating plans, we will need to raise additional funds by that date. Our need to raise additional funds may be accelerated if our research and development expenses exceed our current expectation, if we acquire a third party or if we acquire or license rights to additional product candidates or new technologies from one or more third parties. Our need to raise additional funds may also be accelerated for other reasons, including without limitation if:

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

As part of our business strategy, we have historically entered into, and expect to enter into in the future, alliances with major biotechnology or pharmaceutical companies to jointly develop specific product candidates and to jointly commercialize them if they are approved. In these alliances, we would expect our alliance partner to provide substantial funding, as well as significant capabilities in development, marketing and sales. We may not be successful in entering into any such alliances on favorable terms, if at all. Even if we do succeed in securing such alliances, we may not be able to maintain them if, for example, development or approval of a product candidate is delayed or sales of an approved drug are disappointing. Furthermore, any delay in entering into alliances could delay the development and commercialization of our product candidates and reduce their competitiveness, even if they reach the market. Any such delay related to our alliances could adversely affect our business.

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

Much of the potential revenue from any alliance we may enter into in the future will likely consist of contingent payments, such as royalties payable on sales of any successfully developed drugs. Any such contingent revenue will depend upon our, and our alliance partner’s, ability to successfully develop, launch, market and sell new drugs. In some cases, we will not be involved in some or all of these processes, and we will depend entirely on our alliance partners. Any of our future alliance partners may fail to develop or effectively commercialize these drugs because it:

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

We are also aware of a number of companies seeking to develop product candidates directed to the same biological targets that our own product candidates are designed to inhibit. Specifically:

•	we believe that Gilead Sciences, Inc., Amgen Inc., GlaxoSmithKline, and TG Therapeutics, Inc. are conducting clinical trials of drugs that target the delta and/or gamma isoforms of PI3K, which is the target of IPI-145; and

•	many companies are developing product candidates directed to disease targets such as Bruton’s Tyrosine Kinase (BTK), Janus Kinase (JAK), Spleen Tyrosine Kinase (Syk), and B-cell lymphoma 2 (Bcl-2) in the fields of hematology-oncology and inflammation, including in the specific diseases for which we are currently developing IPI-145, or for which we may develop IPI-145, IPI-443 or other PI3K inhibitors in the future, including, but not limited to, Pharmacyclics, Inc., Incyte Corporation, Rigel Pharmaceuticals, Inc., and AbbVie, Inc.

Many of our competitors have:

•	significantly greater financial, technical and human resources than we have, and may be better equipped to discover, develop, manufacture and commercialize product candidates than we are;

•	more extensive experience in preclinical testing and clinical trials, obtaining regulatory approvals and manufacturing and marketing products than we do; and/or

•	product candidates that have been approved or are in later-stage clinical development than our own product candidates.

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

Our ability to effectively manage changes to our organization, including organizational growth, depends upon the continual improvement of our processes and procedures, and the preservation of our corporate culture. We may not be able to implement improvements in an efficient or timely manner, or maintain our corporate culture during periods of organizational change. If we do not meet these challenges, we may be unable to take advantage of market opportunities, execute our business strategies or respond to competitive pressures, which in turn may give rise to inefficiencies that would increase our losses or delay our programs.

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

As of September 30, 2013, we had approximately $250.9 million in cash, cash equivalents and available-for-sale securities. We historically have invested these amounts in money market funds, corporate obligations, U.S. government-sponsored enterprise obligations, U.S. Treasury securities and mortgage-backed securities meeting the criteria of our investment policy, which prioritizes the preservation of our capital. Corporate obligations may include obligations issued by corporations in countries other than the United States, including some issues that have not been guaranteed by governments and government agencies. Our investments are subject to general credit, liquidity, market and interest rate risks and instability in the global financial markets. We may realize losses in the fair value of these investments or a complete loss of these investments. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio may have a material adverse effect on our financial results and the availability of cash to fund our operations.

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

To date, we have not obtained approval from the FDA or any foreign regulatory authority to market or sell any of our product candidates. Our product candidates are subject to extensive governmental regulations relating to development, clinical trials, manufacturing and commercialization. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required in the United States and in many foreign jurisdictions prior to the commercial sale of medicinal products like our product candidates. For example, we are conducting a Phase 1 and multiple Phase 2 clinical trials to evaluate IPI-145, the lead compound in our PI3K inhibitor program, and we anticipate initiating a Phase 3 clinical trial of IPI-145 in 2013. If any of these trials or other trials of our product candidates are successful, we will need to conduct further clinical trials and apply for regulatory approval before we may market or sell any of our future products. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the product candidates we are developing, or may in the future develop, either alone or in collaboration with strategic alliance partners, will obtain marketing approval. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA and comparable foreign regulatory agencies. The time required to complete clinical trials and for regulatory review by the FDA and other countries’ regulatory agencies is uncertain and typically takes many years. Some of our product candidates may be eligible for the FDA’s programs that are designed to facilitate the development and expedite the review of certain drugs, but we cannot provide any assurance that any of our product candidates will qualify for one or more of these programs. Even if a product candidate qualifies for one or more of these programs, the FDA may later decide that the product candidate no longer meets the conditions for qualification.

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

Our failure to enroll patients in a clinical trial could delay the initiation or completion of the clinical trial beyond current expectations. In addition, the FDA or other foreign regulatory authorities could require us to conduct clinical trials with a larger number of patients than has been projected for any of our product candidates. As a result of these factors, we may not be able to enroll a sufficient number of patients in a timely or cost-effective manner.

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

There has been limited success to date industry-wide in developing companion diagnostics. To be successful in developing a companion diagnositc, we will need to address a number of scientific, technical and logistical challenges. Companion diagnostics are subject to regulation by the FDA and similar regulatory authorities outside the United States as medical devices and require separate regulatory approval prior to commercialization. We have limited experience in the development of diagnostics and may not be successful in developing appropriate diagnostics to pair with any of our product candidates that receive marketing approval. Given our limited experience in developing diagnostics, we expect to rely, in part, on third parties for their design and manufacture. If we, or any third parties that we engage to assist us, are unable to successfully develop companion diagnostics for our product candidates or experience delays in doing so, the development of our product candidates may be adversely affected, our product candidates may not receive marketing approval and we may not realize the full commercial potential of any product candidates that receive marketing approval.

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

Even if any of our product candidates obtains regulatory approval, that product may not gain market acceptance among physicians, patients and the medical community for a variety of reasons including:

•	timing of our receipt of any marketing approvals, the terms of any such approvals and the countries in which any such approvals are obtained;

•	timing of market introduction of competitive products;

•	lower demonstrated clinical safety or efficacy, or less convenient route of administration, compared to competitive products;

•	lack of cost-effectiveness;

•	lack of reimbursement from managed care plans and other third-party payors;

•	inconvenient or difficult administration;

•	prevalence and severity of side effects;

•	potential advantages of alternative treatment methods;

•	safety concerns with similar products marketed by others;

•	the reluctance of the target population to try new therapies and of physicians to prescribe those therapies;

•	the success of our physician education programs; and

•	ineffective sales, marketing and distribution support.

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

Our ability to commercialize any future products successfully will depend in part on the coverage and reimbursement levels set by governmental authorities, private health insurers and other third-party payors. As a threshold for coverage and reimbursement, third-party payors in the U.S. generally require that product candidates have been approved for marketing by the FDA. Third-party payors also are increasingly challenging the effectiveness of and prices charged for medical products and services. We may not obtain adequate third-party coverage or reimbursement for our future products, or we may be required to sell our future products at prices that are below our expectations.

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

Additional provisions of the health care reform law may negatively affect our future revenue and prospects for profitability. Along with other pharmaceutical manufacturers and importers of brand name prescription drugs, we would be assessed a fee based on our proportionate share of sales of brand name prescription drugs to certain government programs, including Medicare and Medicaid. As part of the health care reform law’s provisions closing a funding gap that currently exists in the Medicare Part D prescription drug program (commonly known as the “donut hole”), we will also be required to provide a 50 percent discount on brand name prescription drugs sold to beneficiaries who fall within the donut hole.

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

Our activities involve the controlled storage, use and disposal of hazardous materials, including infectious agents, corrosive, explosive and flammable chemicals, and various radioactive compounds. We are subject to certain federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. We incur significant costs to comply with these laws and regulations. In addition, we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident, regulatory authorities may curtail our use of these materials, and we could be liable for any civil damages that result. These damages may exceed our financial resources or insurance coverage and may seriously harm our business. Additionally, an accident could damage, or force us to shut down, our operations.

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

We own or hold exclusive licenses to a number of U.S. and foreign patents and patent applications directed to our product candidates. Our success depends on our ability to obtain patent protection both in the United States and in other countries for our product candidates, their methods of manufacture and their methods of use. Our ability to protect our product candidates from unauthorized or infringing use by third parties depends substantially on our ability to obtain and enforce our patents.

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

In addition, we rely on intellectual property assignment agreements with our strategic alliance partners, vendors, employees, consultants, clinical investigators, scientific advisors and other collaborators to grant us ownership of new intellectual property that is developed by them. These agreements may not result in the effective assignment to us of that intellectual property. As a result, our ownership of key intellectual property could be compromised.

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

The market price of our common stock has been and could continue to be subject to significant fluctuations. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the results of our current and any future clinical trials of our product candidates;

•	the results of preclinical studies and planned clinical trials of our discovery-stage programs;

•	product portfolio decisions resulting in the delay or termination of our product development programs;

•	future sales of, and the trading volume in, our common stock;

•	our entry into key agreements, including those related to the acquisition or in-licensing of new programs, or the termination of key agreements, including our amended and restated development and license agreement with Millennium;

•	the results and timing of regulatory reviews relating to the approval of our product candidates;

•	the initiation of, material developments in, or conclusion of litigation, including but not limited to litigation to enforce or defend any of our intellectual property rights or to defend product liability claims;

•	the failure of any of our product candidates, if approved, to achieve commercial success;

•	the results of clinical trials conducted by others on drugs that would compete with our product candidates;

•	issues in manufacturing our product candidates or any approved products;

•	the loss of key employees;

•	changes in estimates or recommendations, or publication of inaccurate or unfavorable research about our business, by securities analysts who cover our common stock;

•	future financings through the issuance of equity or debt securities or otherwise;

•	changes in the structure of healthcare payment systems;

•	our cash position and period-to-period fluctuations in our financial results; and

•	general and industry-specific economic and/or capital market conditions.

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

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law statute, which generally prohibits a person who owns in excess of 15 percent of our outstanding voting stock from engaging in a transaction with us for a period of three years after the date on which such person acquired in excess of 15 percent of our outstanding voting common stock, unless the transaction is approved by our board of directors and holders of at least two-thirds of our outstanding voting stock, excluding shares held by such person. The prohibition against such transactions does not apply if, among other things, prior to the time that such person became an interested stockholder, our board of directors approved the transaction in which such person acquired 15 percent or more of our outstanding voting stock. The existence of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

Our executive officers, directors and major shareholders may be able to exert significant control over the company, which may make an acquisition of us difficult.

To our knowledge, based on the number of shares of our common stock outstanding on September 30, 2013, our executive officers, directors, their respective affiliates, and stockholders holding 5 percent or more of our common stock, owned in the aggregate approximately 59 percent of our common stock. These stockholders have the ability to influence our company through this ownership position. For example, as a result of this concentration of ownership, these stockholders, if acting together, may have the ability to affect the outcome of matters submitted to our stockholders for approval, including the election and removal of directors, changes to our equity compensation plans, and any merger or similar transaction. This concentration of ownership may, therefore, harm the market price of our common stock by:

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

INFINITY PHARMACEUTICALS, INC.

Date: November 7, 2013	By:	/S/ LAWRENCE E. BLOCH, M.D., J.D.
Lawrence E. Bloch, M.D., J.D.
Executive Vice President, Chief Financial Officer and Chief Business Officer
(Principal Financial Officer & Principal Accounting Officer)

EXHIBIT INDEX

Exhibit	Description

3.1	Restated Certificate of Incorporation of the Registrant. Previously filed as Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 000-31141) and incorporated herein by reference.

3.2	Amended and Restated Bylaws of the Registrant. Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 17, 2009 (File No. 000-31141) and incorporated herein by reference.

4.1	Form of Common Stock Certificate. Previously filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 000-31141) and incorporated herein by reference.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. Filed herewith.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. Filed herewith.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. Filed herewith.