Form 10-Q
period 2014-03-31
INFINITY PHARMACEUTICALS, INC.
filed 2014-05-06
CIK 1113148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on April 21, 2014: 48,542,517

INFINITY PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$54,971	$68,114
Available-for-sale securities	116,560	145,772
Loan commitment asset, net (note 8)	10,655	—
Prepaid expenses and other current assets	12,064	11,055

Total current assets	194,250	224,941
Property and equipment, net	3,748	4,010
Long-term available-for-sale securities	565	582
Restricted cash	1,130	1,130
Other assets	88	47

Total assets	$199,781	$230,710

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,852	$6,375
Accrued expenses	13,763	9,164
Due to Millennium, current	6,508	6,667

Total current liabilities	26,123	22,206
Due to Millennium, less current portion	—	6,456
Other liabilities	605	773

Total liabilities	26,728	29,435
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2014 and December 31, 2013	—	—
Common Stock, $0.001 par value; 100,000,000 shares authorized, and 48,518,382 and 48,227,838 shares issued and outstanding, at March 31, 2014 and December 31, 2013, respectively	48	48
Additional paid-in capital	664,912	650,867
Accumulated deficit	(492,062)	(449,796)
Accumulated other comprehensive income	155	156

Total stockholders’ equity	173,053	201,275

Total liabilities and stockholders’ equity	$199,781	$230,710

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2014	2013
Operating expenses:
Research and development	$34,491	$20,231
General and administrative	6,804	7,430

Total operating expenses	41,295	27,661

Loss from operations	(41,295)	(27,661)
Other income (expense):
Interest expense	(1,139)	—
Investment and other income	168	335

Total other income (expense)	(971)	335

Net loss	$(42,266)	$(27,326)

Basic and diluted loss per common share	$(0.87)	$(0.57)

Basic and diluted weighted average number of common shares outstanding	48,348,767	47,620,147

Other comprehensive income (loss):
Net unrealized holding gains (losses) on available-for-sale securities arising during the period	(1)	17

Comprehensive loss	$(42,267)	$(27,309)

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2014	2013
Operating activities
Net loss	$(42,266)	$(27,326)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	468	442
Stock-based compensation including 401(k) match	3,744	3,992
Net amortization of premium/discount on available-for-sale securities	592	393
Non-cash interest expense on Due to Millennium amount	52	—
Amortization of loan commitment asset	1,139	—
Other, net	(30)	102
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,050)	(1,474)
Accounts payable, accrued expenses and other liabilities	463	(1,429)
Due to Millennium	(6,667)	—

Net cash used in operating activities	(43,555)	(25,300)
Investing activities
Purchases of property and equipment	(176)	(287)
Purchases of available-for-sale securities	(12,536)	(91,829)
Proceeds from maturities of available-for-sale securities	41,172	40,340

Net cash provided by (used in) investing activities	28,460	(51,776)
Financing activities
Proceeds from issuances of common stock related to stock incentive plans	1,952	2,476

Net cash provided by financing activities	1,952	2,476

Net decrease in cash and cash equivalents	(13,143)	(74,600)
Cash and cash equivalents at beginning of period	68,114	175,742

Cash and cash equivalents at end of period	$54,971	$101,142

Supplemental schedule of noncash investing and financing activities
Loan commitment asset	$11,350	$—
Facility fee	$3,000	$—
Warrants issued	$8,350	$—

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

Infinity Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization

Infinity Pharmaceuticals, Inc. is an innovative biopharmaceutical company dedicated to discovering, developing and delivering best-in-class medicines to patients with difficult-to-treat diseases. As used throughout these unaudited, condensed consolidated financial statements, the terms “Infinity,” “we,” “us,” and “our” refer to the business of Infinity Pharmaceuticals, Inc. and its wholly owned subsidiaries.

2. Basis of Presentation

These condensed consolidated financial statements include the accounts of Infinity and its wholly owned subsidiaries. We have eliminated all significant intercompany accounts and transactions in consolidation.

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014.

The information presented in the condensed consolidated financial statements and related footnotes at March 31, 2014, and for the three months ended March 31, 2014 and 2013, is unaudited, and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2013 have been derived from our audited financial statements. For further information, please refer to the consolidated financial statements and accompanying footnotes included in our annual report on Form 10-K for the fiscal year ended December 31, 2013, which was filed with the U.S. Securities and Exchange Commission on February 25, 2014.

3. Significant Accounting Policies

Cash Equivalents and Available-For-Sale Securities

Cash equivalents and available-for-sale securities primarily consist of money market funds, U.S. government-sponsored enterprise obligations, corporate obligations and mortgage-backed securities. Corporate obligations include obligations issued by corporations in countries other than the United States, including some obligations that have not been guaranteed by governments or government agencies. We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents, which consist of money market funds and corporate obligations, are stated at fair value. They are also readily convertible to known amounts of cash and have such short-term maturities that each presents insignificant risk of change in value due to changes in interest rates. Our classification of cash equivalents is consistent with prior periods.

We determine the appropriate classification of marketable securities at the time of purchase and reevaluate such designation at each balance sheet date. We have classified all of our marketable securities at March 31, 2014 and December 31, 2013 as “available-for-sale.” We carry available-for-sale securities at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income, which is a separate component of stockholders’ equity.

We adjust the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. We include such amortization and accretion in investment and other income. The cost of securities sold is based on the specific identification method. We include in investment and other income interest and dividends on securities classified as available-for-sale.

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

	At March 31,
	2014	2013
Stock options	6,772,555	6,241,841
Warrants	1,000,000	—

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) is comprised of unrealized holding gains and losses arising during the period on available-for-sale securities that are not other-than-temporarily impaired. During the three months ended March 31, 2014, there were no reclassifications out of accumulated other comprehensive income (loss).

Stock-Based Compensation Expense

For awards granted to employees and directors, including our Employee Stock Purchase Plan, or ESPP, we measure stock-based compensation cost at the grant date based on the estimated fair value of the award and recognize it as expense over the requisite service period on a straight-line basis. We record the expense of services rendered by non-employees based on the estimated fair value of the stock option as of the respective vesting date. We use the Black-Scholes valuation model in determining the fair value of all equity awards. For awards with performance conditions, we estimate the likelihood of satisfaction of the performance conditions, which affects the period over which the expense is recognized, and recognize the expense over the requisite service period on a straight-line basis. We have no awards with market conditions.

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

In making this assessment, we evaluate factors such as the clinical, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required, and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement. We recognize revenues related to substantive milestones in full in the period in which the substantive milestone is achieved. If a milestone payment is not considered substantive, we recognize the applicable milestone over the remaining period of performance.

We will recognize royalty revenue, if any, based upon actual and estimated net sales by the licensee of licensed products in licensed territories, and in the period the sales occur. We have not recognized any royalty revenue to date.

Research and Development Expense

Research and development expense consists of expenses incurred in performing research and development activities, including salaries and benefits, overhead expenses including facilities expenses, materials and supplies, preclinical expenses, clinical trial and related clinical manufacturing expenses, comparator drug expenses, stock-based compensation expense, depreciation of equipment, contract services, and other outside expenses. We also include as research and development expense up-front license payments related to acquired technologies which have not yet reached technological feasibility and have no alternative use. We expense research and development costs as they are incurred. We have been a party to collaboration agreements in which we were reimbursed for work performed on behalf of the collaborator, as well as one in which we reimbursed the collaborator for work it had performed. We record all appropriate expenses under our collaborations as research and development expense. If the arrangement provides for reimbursement of research and development expenses, as was the case with our alliance with Mundipharma and Purdue, we record the reimbursement as revenue. If the arrangement provides for us to reimburse the collaborator for research and development expenses or achieving a development milestone for which a payment is due, as was the case with our agreement with Intellikine, Inc., or Intellikine, we record the reimbursement or the achievement of the development milestone as research and development expense. In January 2012, Intellikine was acquired by Takeda Pharmaceutical Company Limited, or Takeda, acting through its Millennium business unit. We refer to our PI3K program licensor as Millennium.

Income Taxes

We use the liability method to account for income taxes. Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and income tax basis of assets and liabilities, as well as net operating loss and tax credit carryforwards, and are measured using the enacted tax rates and laws that will be in effect when the differences reverse. Deferred tax assets are reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization. The effect of a change in tax rate on deferred taxes is recognized in income or loss in the period that includes the enactment date.

We use our judgment for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We recognize any material interest and penalties related to unrecognized tax benefits in income tax expense.

Due to the uncertainty surrounding the realization of the net deferred tax assets in future periods, we have recorded a full valuation allowance against our otherwise recognizable net deferred tax assets as of March 31, 2014 and December 31, 2013.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the applicable assets. Application development costs incurred for computer software developed or obtained for internal use are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from the respective account and the resulting gain or loss, if any, is included in current operations. Amortization of leasehold improvements and capital leases is recorded as depreciation expense and included in research and development and general and administrative expense. Repairs and maintenance charges that do not increase the useful life of the assets are charged to operations as incurred. Property and equipment are depreciated over the following periods:

Laboratory equipment	5 years
Computer equipment and software	3 to 5 years
Leasehold improvements	Shorter of lease term or useful life of asset
Furniture and fixtures	7 years

4. Stock-Based Compensation

Total stock-based compensation expense related to all equity awards for the three months ended March 31, 2014 and 2013 comprised the following:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
	(in thousands)
Effect of stock-based compensation on net loss by line item:
Research and development	$2,205	$1,542
General and administrative	1,539	2,450

As of March 31, 2014, we had approximately $23.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options and awards under our ESPP, which are expected to be recognized over a weighted-average period of 2.8 years.

During the three months ended March 31, 2014, two members of our board of directors retired and were granted the right to exercise their vested stock options for an additional six-month period. In addition, one employee whose employment terminated received an accelerated vesting of his unvested options. In connection with these modifications, we recognized an additional $0.4 million in stock-based compensation expense during the three months ended March 31, 2014.

Stock Options

During the three months ended March 31, 2014, we granted options to purchase 1,152,884 shares of our common stock at a weighted average fair value of $7.79 and a weighted average exercise price of $13.13. During the three months ended March 31, 2013, we granted options to purchase 986,094 shares of our common stock at a weighted average fair value of $20.44 and a weighted average exercise price of $37.33. For the three months ended March 31, 2014 and 2013, the fair values were estimated using the Black-Scholes valuation model using the following weighted-average assumptions:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Risk-free interest rate	1.7%	0.8%
Expected annual dividend yield	—	—
Expected stock price volatility	71.1%	60.4%
Expected term of options	5.1 years	5.0 years

During the three months ended March 31, 2014, options to purchase 280,772 shares of common stock were exercised, with a weighted-average exercise price of $6.95.

Employee Stock Purchase Plan

The weighted-average fair value of each purchase right granted during the three months ended March 31, 2014 was $6.33. For the three months ended March 31, 2014, the fair values were estimated using the Black-Scholes valuation model using the following weighted-average assumptions:

Three Months Ended March 31, 2014
Risk-free interest rate	0.2%
Expected annual dividend yield	—
Expected stock price volatility	75.21%
Expected term of options	1.2 years

5. Cash, Cash Equivalents and Available-for-Sale Securities

The following is a summary of cash, cash equivalents and available-for-sale securities:

	March 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents due in 90 days or less	$54,971	$—	$—	$54,971
Available-for-sale securities:
Corporate obligations due in one year or less	78,107	32	(9)	78,130
Corporate obligations due in one to five years	10,162	18	—	10,180
Mortgage-backed securities due after ten years	461	104	—	565
U.S. government-sponsored enterprise obligations due in one year or less	28,240	12	(2)	28,250

Total available-for-sale securities	116,970	166	(11)	117,125

Total cash, cash equivalents and available-for-sale securities	$171,941	$166	$(11)	$172,096

	December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents due in 90 days or less	$68,114	$—	$—	$68,114
Available-for-sale securities:
Corporate obligations due in one year or less	103,889	18	(16)	103,891
Corporate obligations due in one to five years	13,513	32	—	13,545
Mortgage-backed securities due after ten years	478	104	—	582
U.S. government-sponsored enterprise obligations due in one year or less	24,144	13	—	24,157
U.S. government-sponsored enterprise obligations due in one to five years	4,174	5	—	4,179

Total available-for-sale securities	146,198	172	(16)	146,354

Total cash, cash equivalents and available-for-sale securities	$214,312	$172	$(16)	$214,468

We held 17 debt securities at March 31, 2014 that had been in an unrealized loss position for less than 12 months and no debt securities that had been in an unrealized loss position for 12 months or greater. The fair value on these securities was $43.6 million. We evaluated our securities for other-than-temporary impairments based on quantitative and qualitative factors. We considered the decline in market value for these 17 securities to be primarily attributable to current economic and market conditions. It is not more likely than not that we will be required to sell these securities, and we do not intend to sell these securities before the recovery of their amortized cost bases. Based on our analysis, we do not consider these investments to be other-than-temporarily impaired as of March 31, 2014.

As of March 31, 2014, we held 13 debt securities from financial institutions and other companies located in the United Kingdom, the Netherlands, Japan, Switzerland, Australia and France with a fair value of $41 million. Seven of these securities, which were issued by the Netherlands, Japan, France and the United Kingdom, had gross unrealized losses of $3,000 and a fair value of $14.3 million. These securities are short term in nature and are scheduled to mature research within 12 months. Based on our analysis, we do not consider these investments to be other-than-temporarily impaired as of March 31, 2014.

We had no material realized gains or losses on our available-for-sale securities for the three months ended March 31, 2014 and 2013. There were no other-than-temporary impairments recognized for the three months ended March 31, 2014 and 2013.

6. Fair Value

We use a valuation hierarchy for disclosure of the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs, which we consider the highest level inputs, are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. The classification of a financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. For our fixed income securities, we reference pricing data supplied by our custodial agent and nationally known pricing vendors, using a variety of daily data sources, largely readily-available market data and broker quotes. We validate the prices provided by our third party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our pricing services as of March 31, 2014 and December 31, 2013.

The following table provides the assets carried at fair value measured on a recurring basis as of March 31, 2014:

	Level 1	Level 2
	(in thousands)
Assets:
Cash and cash equivalents	$54,971	$—
Corporate obligations (including commercial paper)	—	88,310
Mortgage-backed securities	—	565
U.S. government-sponsored enterprise obligations	—	28,250

Total	$54,971	$117,125

The fair value of the available-for-sale securities and cash and cash equivalents (including asset types listed below with maturities of three months or less at the time of purchase) is based on the following inputs:

•	Corporate Obligations:

•	Commercial paper: calculations by custodian based on the three month Treasury bill published on the last business day of the month.

•	Other: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.

•	Mortgage-Backed Securities: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data, new issue data, monthly payment information and collateral performance.

•	U.S. Government-Sponsored Enterprise Obligations: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.

The amount due to Millennium is recorded at its carrying value at March 31, 2014. The fair value of the amount due to Millennium, a Level 2 measurement, was approximately $6.6 million as of March 31, 2014 and was determined using a discounted cash flow model and based on an interest rate we would be charged for a similar loan as of March 31, 2014 (see note 7).

The carrying amounts reflected in the condensed consolidated balance sheets for prepaid expenses and other current assets, other assets, accounts payable and accrued expenses approximate their fair value due to their short term maturities.

There have been no changes to the valuation methods during the three months ended March 31, 2014. We evaluate transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1 and Level 2 during the three months ended March 31, 2014. We had no available-for-sale securities that were classified as Level 3 at any point during the three months ended March 31, 2014 or during the year ended December 31, 2013.

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

Under the terms of the amended and restated agreement, we retained worldwide development and commercialization rights for products arising from the agreement for all therapeutic indications, and we are solely responsible for research conducted under the agreement. Additionally, under the amended and restated agreement, Millennium waived certain commercial rights and, in consideration of such waiver, we agreed to pay to Millennium $15 million, payable in installments. During the year ended December 31, 2012, we paid $1.7 million of the $15 million, and we recorded the $15 million release payment at its fair value of $14.4 million in research and development expenses. During the three months ended March 31, 2014, we paid to Millennium the second installment of $6.7 million. The remaining amount is due in January 2015, which we recorded as short-term liability due to Millennium on our condensed consolidated balance sheet.

In addition to developing IPI-145, we are seeking to develop our second potent, oral PI3K-delta,gamma inhibitor product candidate, IPI-443, and we are seeking to identify additional novel inhibitors of PI3K-delta and/or PI3K-gamma for future development. We are obligated to pay to Millennium up to $5 million in remaining success-based milestone payments for the development of two distinct product candidates, and up to $450 million in success-based milestones for the approval and commercialization of two distinct products. In February 2014, we paid Millennium a $10 million milestone payment in connection with the initiation of our Phase 3 study of IPI-145 in patients with relapsed or refractory CLL. We recognized the $10 million payment as research and development expense during the three months ended March 31, 2014. In addition, we are obligated to pay Millennium tiered royalties on worldwide net sales ranging from 7 percent to 11 percent upon successful commercialization of products described in the agreement. Such royalties are payable until the later to occur of the expiration of specified patent rights and the expiration of non-patent regulatory exclusivities in a country, subject to reduction of the royalties, and limits on the number of products subject to a royalty obligation, in certain circumstances.

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

Mundipharma and Purdue

Strategic Alliance Termination Agreements

On July 17, 2012, we terminated our strategic alliance with Mundipharma International Corporation Limited, or Mundipharma, and Purdue Pharmaceutical Products L.P., or Purdue, and entered into termination and revised relationship agreements with each of those entities, which we refer to as the 2012 Termination Agreements. We considered Mundipharma, Purdue and their respective associated entities to be related parties for financial reporting purposes prior to April 2013 because of their equity ownership in us. The alliance was previously governed by strategic alliance agreements that we entered into with each of Mundipharma and Purdue in November 2008. The strategic alliance agreement with Purdue was focused on the development and commercialization in the United States of products targeting fatty acid amide hydrolase, or FAAH. The strategic alliance agreement with Mundipharma was focused on the development and commercialization outside of the United States of all products and product candidates that inhibit or target the Hedgehog pathway, FAAH, phosphoinositide-3-kinase, or PI3K, and product candidates arising out of our early discovery projects in all disease fields. Our heat shock protein 90, or Hsp90, program was expressly excluded from the alliance.

Under the terms of the 2012 Termination Agreements:

•	All intellectual property rights that we had previously licensed to Mundipharma and Purdue to develop and commercialize products under the previous strategic alliance agreements terminated, with the result that we have worldwide rights to all product candidates that had previously been covered by the strategic alliance.

•	We have no further obligation to provide research and development services to Mundipharma and Purdue as of July 17, 2012.

•	Mundipharma and Purdue have no further obligation to provide research and development funding to us. Under the alliance, Mundipharma was obligated to reimburse us for research and development expenses we incurred, up to an annual aggregate cap for each alliance program other than FAAH. We did not record a liability for amounts previously funded by Purdue and Mundipharma as this relationship was not considered a financing arrangement.

•	We are obligated to pay Mundipharma and Purdue a 4 percent royalty in the aggregate, subject to reduction as described below, on worldwide net sales of products that were covered by the alliance until such time as they have recovered approximately $260 million, representing the research and development funding paid to us for research and development services performed by us through the termination of the strategic alliance. After this cost recovery, our royalty obligations to Mundipharma and Purdue will be reduced to a one percent royalty on net sales in the United States of products that were previously subject to the strategic alliance. All payments are contingent upon the successful commercialization of products subject to the alliance, which products are subject to significant further development. As such, there is significant uncertainty about whether any such products will ever be approved or commercialized. If no products are commercialized, no payments will be due by us to Mundipharma and Purdue; therefore, no amounts have been accrued.

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

2012 Securities Purchase Agreement

On July 17, 2012, in connection with the termination of the strategic alliance with Mundipharma and Purdue, we executed a securities purchase agreement with PPLP, which we refer to as the 2012 Securities Purchase Agreement, under which we agreed to sell and issue 5,416,565 shares of our common stock to PPLP and two entities associated with PPLP, which we collectively refer to as the BRP entities, at a price of $14.50 per share for an aggregate consideration of approximately $78.5 million and, in connection therewith, to grant various rights to the BRP entities. The consideration was composed of extinguishment of approximately $51 million in principal and interest owed to PPLP under a line of credit agreement and $27.5 million in cash. We completed the sale and issuance on September 7, 2012 at which time the line of credit agreement with PPLP terminated in its entirety. The 2012 Securities Purchase Agreement terminated in its entirety.

April 2013 Offering and 2013 Termination Agreement

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

8. Debt Facility Agreement

Facility Agreement

On February 24, 2014, we entered into a facility agreement with affiliates of Deerfield Management Company, L.P., or Deerfield, which we refer to as the Facility Agreement. Pursuant to the Facility Agreement, Deerfield agreed to loan us up to $100 million, subject to the terms and conditions set forth in the Facility Agreement. Under the terms of the Facility Agreement, we may draw down on the Facility Agreement in $25 million minimum disbursements, which we refer to as the Loan Commitment, at any time until February 27, 2015, which we will refer to as the Draw Period. Our ability to draw down under the Facility Agreement is subject to various customary conditions, including the entry into a guaranty and security agreement , or the Guaranty, with Deerfield and Infinity Discovery, Inc., or IDI, one of our wholly-owned subsidiaries, pursuant to which, as security for the repayment of our obligations under the Facility Agreement, IDI will guaranty all of our obligations under the Facility Agreement. As an additional condition to our initial draw down under the Facility Agreement, both IDI and we will grant to Deerfield a security interest in substantially all of our assets including intellectual property to secure our obligations under the Facility Agreement and the Guaranty. In exchange for the Loan Commitment, on February 24, 2014, we issued to Deerfield warrants to purchase 1,000,000 shares of our common stock at an exercise price of $13.83 per share.

Any amounts drawn under the Facility Agreement accrue interest at a rate of 7.95 percent per annum, and such interest shall be payable quarterly in arrears on the first day of each June, September, December and March following the disbursement date, provided that, subject to the next sentence, during the first five interest payment dates of any draw under the Facility Agreement, we may elect to pay all or a portion of such accrued interest by adding it to the principal amount outstanding. All such accrued interest will, regardless of which draw it applies to, be payable on the last business day of the sixth calendar quarter following the date of the first draw under the Facility Agreement. We have the right to terminate the Facility Agreement and/or to prepay amounts owed under the Facility Agreement at any time, provided that, to the extent that any amount was drawn less than three years before such early termination or prepayment, we will be required to pay an additional amount equal to three years of interest on the amount being prepaid less the amount of interest previously paid on such amount. For amounts drawn under the Facility Agreement, we will be required to repay them to Deerfield in installments equal to one-third of the outstanding amount of the total principal amount drawn under the Facility Agreement on each of the third, fourth and fifth anniversaries of the first draw; the final payment, however, must be made by December 15, 2019.

On February 27, 2015, or upon the earlier termination or acceleration of the facility, we are required to pay a fee equal to 3 percent of the difference between the $100 million commitment and the aggregate amount of disbursements under the Facility Agreement made prior to such date, which we refer to as the Facility Fee. As of March 31, 2014, we have not drawn under the Facility Agreement and have determined it probable that we will be required to pay the full Facility Fee amount of $3 million on February 27, 2015. We have recorded the full $3 million Facility Fee on the March 31, 2014 condensed consolidated balance sheet as a component of both the loan commitment asset and accrued expenses line items. The loan commitment asset is being amortized to interest expense in the condensed consolidated statements of operations and comprehensive loss on a straight line basis over the Draw Period.

Deerfield will have the right to accelerate payment of the facility in the event that we consummate a major transaction, which is generally defined as a change in control, a sale of all or substantially all of our assets, a tender or exchange offer for our common stock, a liquidation, bankruptcy, insolvency, dissolution or wind up, a delisting and/or the common stock ceases to be registered under the Securities Exchange Act of 1934, or the Exchange Act. Any amounts drawn under the Facility Agreement may become immediately due and payable upon (i) customary events of default, as defined in the Facility Agreement, or (ii) the consummation of certain major transactions, in which case Deerfield would have the right to require us to repay 100 percent of the principal amount of the loan, plus any accrued and unpaid interest thereon, plus any applicable additional amounts relating to a prepayment or termination, as described above.

Principal and interest under the Facility Agreement may be paid in cash or freely tradable shares of common stock at our election, subject to specified conditions at any time of conversion. The Facility Agreement contains various representations and warranties, and affirmative covenants customary for agreements of this type, including the requirement that we maintain at all times a cash, cash equivalents and available-for-sales securities balance of not less than $25 million, as well as negative covenants customary for financings of this type that are applicable upon the first draw under the Facility Agreement. Additionally, the Facility Agreement contains conditions that must be met prior to disbursements, including the condition that the number of shares of our common stock issued or issuable pursuant to all warrants following the proposed disbursement, together with payments made in our common stock under the Facility Agreement, will not exceed 9,500,000 shares.

Our total cost of securing the Loan Commitment was $11.8 million and is comprised of $8.4 million representing the fair value of the 1,000,000 warrants issued on February 24, 2014, discussed below, $3 million representing the Facility Fee and $0.4 million of transaction costs. The total fair value, a Level 2 measurement, is considered a Loan Commitment Asset which has been classified as a current asset on the March 31, 2014 condensed consolidated balance sheets. This amount is considered a fee to secure the Loan Commitment and is being amortized to interest expense in the March 31, 2014 condensed consolidated statements of operations and comprehensive loss on a straight line basis over the Draw Period. We recorded $1.1 million of interest expense associated with the amortization of the loan commitment asset for the three months ended March 31, 2014.

Warrants

In connection with the entry into the Facility Agreement, on February 24, 2014, we issued to Deerfield warrants to purchase 1,000,000 shares of our common stock at an exercise price of $13.83 per share. As of March 31, 2014, all such warrants were outstanding and exercisable. The fair value of the warrants on February 24, 2014, was $8.4 million. The warrants were valued as of February 24, 2014 using a Black Scholes model with the following assumptions: expected life of seven years; risk free rate of 2.2 percent; expected volatility of 59.01 percent; and no expected dividend yield. The warrants qualify for permanent treatment as equity and are classified as additional paid-in capital on the March 31, 2014 condensed consolidated balance sheet.

With each disbursement made by Deerfield, we have agreed to issue additional warrants to purchase a number of shares of our common stock equal to 50 percent times the quotient of the amount of such disbursement divided by an exercise price equal to the average daily volume weighted average price per share of our common stock for the 20 consecutive trading day period following Deerfield’s receipt of the applicable disbursement request. The maximum number of shares of our common stock issued or issuable pursuant to all warrants and payments made in our common stock under the Facility Agreement is 9,500,000, subject to appropriate adjustment to reflect any stock splits, stock combination, reclassification or similar adjustments in the number of outstanding shares of common stock. The warrants have dividend rights to the same extent as if the warrants were exercised into shares of common stock.

Each warrant issued under the Facility Agreement expires on the seventh anniversary of its issuance and contains certain limitations that prevent the holder from acquiring shares upon exercise of a warrant that would result in the number of shares beneficially owned by it exceeding 9.985 percent of the total number of shares of common stock then issued and outstanding.

9. Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2014	December 31, 2013
	(in thousands)
Accrued compensation and benefits	$3,169	$1,839
Accrued clinical studies	4,114	4,009
Accrued drug manufacturing costs	1,066	991
Accrued preclinical studies	268	303
Facility fee	3,000	—
Other	2,146	2,022

Total accrued expenses	$13,763	$9,164

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. Some of the information contained in this discussion and analysis and set forth elsewhere in this report, including information with respect to our plans and strategy for our business, the possible achievement of discovery and development milestones in 2014, our future discovery and development efforts, our collaborations, and our future operating results and financial position, includes forward-looking statements that involve risks and uncertainties. We often use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and other words and terms of similar meaning to help identify forward-looking statements, although not all forward-looking statements contain these identifying words. You also can identify these forward-looking statements by the fact that they do not relate strictly to historical or current facts. There are a number of important risks and uncertainties that could cause actual results or events to differ materially from those indicated by forward-looking statements. These risks and uncertainties include those inherent in pharmaceutical research and development, such as adverse results in our drug discovery and clinical development activities, decisions made by the U.S. Food and Drug Administration, or FDA, and other regulatory authorities with respect to the development and commercialization of our product candidates, our ability to obtain, maintain and enforce intellectual property rights for our product candidates, our dependence on our alliance partners, competition, our ability to obtain any necessary financing to conduct our planned activities and other risk factors. You should review the section titled “Risk Factors” in Part II of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Unless required by law, we do not undertake any obligation to update any forward-looking statements.

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

Research and Development Programs

PI3 Kinase Inhibitor Program

Phosphoinositide-3-kinases, or the PI3Ks, are a family of enzymes involved in multiple cellular functions, including cell proliferation and survival, cell differentiation, cell migration and immunity. The PI3K-delta and PI3K-gamma isoforms are preferentially expressed in white blood cells, where they have distinct and mostly non-overlapping roles in immune cell development and function. Targeting PI3K-delta and PI3K-gamma may provide multiple opportunities to develop differentiated therapies for the treatment of hematologic malignancies and inflammatory diseases. IPI-145, our lead product candidate, is a potent, oral inhibitor of Class I PI3K-delta and PI3K-gamma, or a PI3K delta,gamma inhibitor, which we are investigating in both hematologic malignancies and inflammatory diseases. We believe that IPI-145 is the only PI3K-delta,gamma inhibitor in Phase 3 of clinical development.

Hematologic Malignancies

We are conducting DUETTSTM, a worldwide investigation of IPI-145 in blood cancers. As part of the DUETTS program, we are conducting DYNAMOTM, a Phase 2, open-label, single arm study evaluating the safety and efficacy of IPI-145 dosed at 25mg twice daily, or BID, in approximately 120 patients with indolent non-Hodgkin lymphoma, or iNHL, including follicular lymphoma, marginal zone lymphoma and small lymphocytic lymphoma, or SLL, whose disease is refractory to radioimmunotherapy or both rituximab and chemotherapy. Patients enrolled in the study must have progressed within six months of receiving their last therapy. The primary endpoint of the study is response rate according to the International Working Group Criteria, or IWGC. The FDA has granted orphan drug designation to IPI-145 for the potential treatment of follicular lymphoma, the most common subtype of iNHL. We intend to expand the DUETTS program in 2014 with the initiation of DYNAMO+R, a Phase 3 study of IPI-145 in combination with rituximab, a monoclonal antibody therapy, in patients with relapsed iNHL, as well as a Phase 2 study in treatment-naïve patients with iNHL and at least one additional clinical study in patients with hematologic malignancies.

Additionally, under the DUETTS program we are also enrolling patients in DUOTM, a Phase 3 study of IPI-145 in patients with chronic lymphocytic lymphoma, or CLL. This randomized study is designed to evaluate the safety and efficacy of IPI-145 dosed at 25 mg BID compared to ofatumumab in approximately 300 patients with relapsed or refractory CLL. The primary endpoint of the study is progression-free survival. The FDA and the European Medicines Agency, or EMA, have granted orphan drug designation to IPI-145 for the potential treatment of CLL and SLL.

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

An investigator-sponsored Phase 1b, open-label study of IPI-145 in patients with B-cell NHL, CLL and T-cell lymphoma in combination with rituximab, bendamustine (a chemotherapy), or both rituximab and bendamustine is also open for enrollment (NCT01871675).

Inflammatory and Autoimmune Diseases

Within inflammatory diseases, IPI-145 is currently being evaluated in two Phase 2 trials. The first trial, which we refer to as the ASPIRA trial, is a Phase 2, randomized, double-blind, placebo-controlled study designed to evaluate the efficacy, safety and pharmacokinetics of IPI-145 in patients with rheumatoid arthritis, or RA. The study is expected to enroll approximately 316 adults with moderate-to-severe RA and is designed to examine three dose levels of IPI-145 given twice daily for 12 weeks in combination with methotrexate compared to treatment with methotrexate alone. The primary efficacy endpoint of the study is the American College of Rheumatology 20 response rate, or ACR20, which is defined as the proportion of patients who achieve at least a 20 percent improvement in ACR response criteria. The second trial is a Phase 2a randomized, double-blind, placebo-controlled trial of IPI-145 in patients with mild, allergic asthma. Endpoints of this multi-dose, two-way crossover study include safety, pharmacokinetics and FEV1, a measure of lung function. We expect to report topline data from each of these studies in 2014.

Pipeline Expansion

We are also developing our second PI3K product candidate, a potent, oral PI3K-delta, gamma inhibitor that we refer to as IPI-443. The nonclinical studies of IPI-443 required for Phase 1 development, and the data from the two Phase 2 studies of IPI-145 in inflammatory and autoimmune diseases will guide the next steps for the development of IPI-443.

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

In addition to developing IPI-145, we are seeking to develop our second potent, oral PI3K-delta,gamma inhibitor product candidate, IPI-443, and we are seeking to identify additional novel inhibitors of PI3K-delta and/or PI3K-gamma for future development. We are obligated to pay to Millennium up to $5 million in remaining success-based milestone payments for the development of two distinct product candidates and up to $450 million in success-based milestones for the approval and commercialization of two distinct products. In February 2014, we paid Millennium a $10 million milestone payment in connection with the initiation of our Phase 3 study of IPI-145 in patients with relapsed or refractory CLL. In addition, we are obligated to pay

Millennium tiered royalties on worldwide net sales ranging from 7 percent to 11 percent upon successful commercialization of products described in the agreement. Such royalties are payable until the later to occur of the expiration of specified patent rights and the expiration of non-patent regulatory exclusivities in a country, subject to reduction of the royalties, and limits on the number of products subject to a royalty obligation, in certain circumstances.

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

Mundipharma and Purdue

Strategic Alliance Termination Agreements

On July 17, 2012, we terminated our strategic alliance with Mundipharma International Corporation Limited, or Mundipharma, and Purdue Pharmaceutical Products L.P., or Purdue, and entered into termination and revised relationship agreements with each of those entities, which we refer to as the 2012 Termination Agreements. The alliance was previously governed by strategic alliance agreements that we entered into with each of Mundipharma and Purdue in November 2008. The strategic alliance agreement with Purdue was focused on the development and commercialization in the United States of products targeting FAAH. The strategic alliance agreement with Mundipharma was focused on the development and commercialization outside the United States of all products and product candidates that inhibit or target the Hedgehog pathway, FAAH, PI3K and product candidates arising out of our early discovery projects in all disease fields. Our Hsp90 program was expressly excluded from the alliance.

Under the terms of the 2012 Termination Agreements:

•	All intellectual property rights that we had previously licensed to Mundipharma and Purdue to develop and commercialize products under the previous strategic alliance agreements terminated, with the result that we have worldwide rights to all product candidates that had previously been covered by the strategic alliance.

•	We have no further obligation to provide research and development services to Mundipharma and Purdue as of July 17, 2012.

•	Mundipharma and Purdue have no further obligation to provide research and development funding to us. Under the alliance, Mundipharma was obligated to reimburse us for research and development expenses we incurred, up to an annual aggregate cap for each alliance program other than FAAH. We did not record a liability for amounts previously funded by Purdue and Mundipharma as this relationship was not considered a financing arrangement.

•	We are obligated to pay Mundipharma and Purdue a 4 percent royalty in the aggregate, subject to reduction as described below, on worldwide net sales of products that were covered by the alliance until such time as they have recovered approximately $260 million, representing the research and development funding paid to us for research and development services performed by us through the termination of the strategic alliance. After this cost recovery, our royalty obligations to Mundipharma and Purdue will be reduced to a one percent royalty on net sales in the United States of products that were previously subject to the strategic alliance. All payments are contingent upon the successful commercialization of products subject to the alliance, which products are subject to significant further development. As such, there is significant uncertainty about whether any such products will ever be approved or commercialized. If no products are commercialized, no payments will be due by us to Mundipharma and Purdue; therefore, no amounts have been accrued.

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

Strategic Debt Facility

Facility Agreement

On February 24, 2014, we entered into a facility agreement with affiliates of Deerfield Management Company, L.P., or Deerfield, which we refer to as the Facility Agreement. Pursuant to the Facility Agreement, Deerfield agreed to loan us up to $100 million, subject to the terms and conditions set forth in the Facility Agreement. Under the terms of the Facility Agreement, we may draw down on the Facility Agreement in $25 million minimum disbursements, which we refer to as the Loan Commitment, at any time until February 27, 2015, which we will refer to as the Draw Period. Our ability to draw down under the Facility Agreement is subject to various customary conditions, including the entry into a Guaranty and Security Agreement, or Guaranty, with Deerfield and Infinity Discovery, Inc., or IDI, our a wholly-owned subsidiary, pursuant to which, as security for the repayment of our obligations under the Facility Agreement, IDI will guaranty all our obligations under the Facility Agreement and, to secure the obligations under the Facility Agreement and the Guaranty, both we and IDI will grant to Deerfield a security interest in substantially all our assets including intellectual property.

Any amounts drawn under the Facility Agreement accrue interest at a rate of 7.95 percent per annum, and such interest shall be payable quarterly in arrears on the first day of each June, September, December and March following the disbursement date, provided that, subject to the next sentence, during the first five interest payment dates of any draw under the Facility Agreement, we may elect to pay all or a portion of such accrued interest by adding it to the principal amount outstanding. All such accrued interest will, regardless of which draw it applies to, be payable on the last business day of the sixth calendar quarter following the date of the first draw under the Facility Agreement. We have the right to terminate the Facility Agreement and/or to prepay amounts owed under the Facility Agreement at any time, provided that, to the extent that any amount was drawn less than three years before such early termination or prepayment, we will be required to pay an additional amount equal to three years of interest on the amount being prepaid less the amount of interest previously paid on such amount. For amounts drawn under the Facility Agreement, we will be required to repay them to Deerfield in installments equal to one-third of the outstanding amount of the total principal amount drawn under the Facility Agreement on each of the third, fourth and fifth anniversaries of the first draw; the final payment, however, must be made by December 15, 2019. On February 27, 2015, or upon the earlier termination or acceleration of the facility, we are required to pay a fee equal to 3 percent of the difference between the $100 million commitment and the aggregate amount of disbursements under the Facility Agreement made prior to such date, which we refer to as the Facility Fee.

Deerfield will have the right to accelerate payment of the facility in the event that we consummate a major transaction, which is generally defined as a change in control, a sale of all or substantially all of our assets, a tender or exchange offer for our common stock, a liquidation, bankruptcy, insolvency, dissolution or wind up, a delisting and/or the common stock ceases to be registered under the Securities Exchange Act of 1934, or the Exchange Act. Any amounts drawn under the Facility Agreement may become immediately due and payable upon (i) customary events of default, as defined in the Facility Agreement, or (ii) the consummation of certain major transactions, in which case Deerfield would have the right to require us to repay 100 percent of the principal amount of the loan, plus any accrued and unpaid interest thereon, plus any applicable additional amounts relating to a prepayment or termination, as described above.

Principal and interest under the Facility Agreement may be paid in cash or freely tradable shares of common stock at our election, subject to specified conditions at any time of conversion. The Facility Agreement contains various representations and warranties, and affirmative covenants customary for agreements of this type, including the requirement that we maintain at all times a cash, cash equivalents and available-for-sale securities balance of not less than $25 million, as well as negative covenants customary for financings of this type that are applicable upon the first draw under the Facility Agreement. Additionally, the Facility Agreement contains conditions that must be met prior to disbursements, including the condition that the number of shares of our common stock issued or issuable pursuant to all warrants following the proposed disbursement, together with payments made in our common stock under the Facility Agreement, will not exceed 9,500,000 shares.

Warrants

In connection with the execution of the Facility Agreement, we issued to Deerfield warrants to purchase an aggregate of 1,000,000 shares of common stock at an exercise price of $13.83 per share, or the Initial Warrants. As noted above, pursuant to the Facility Agreement, we have the right to request from Deerfield one or more cash disbursements in the minimum amount of $25 million per disbursement, which disbursements shall be accompanied by the issuance to Deerfield of warrants, which we refer to as the Draw Warrants, to purchase an aggregate number of shares of common stock equal to 50 percent times the quotient of the amount of such disbursement divided by an exercise price equal to the average daily volume weighted average price per share of our common stock for the 20 consecutive trading day period following Deerfield’s receipt of the applicable disbursement request. We refer to the Initial Warrants and the Draw Warrants individually as a Warrant or together as the Warrants. The maximum number of shares of our common stock issued or issuable pursuant to all warrants and payments made in our common stock under the Facility Agreement is 9,500,000, subject to appropriate adjustment to reflect any stock splits, stock combination, reclassification or similar adjustments in the number of outstanding shares of common stock. The warrants have dividend rights to the same extent as if the warrants were exercised into shares of common stock.

Each warrant issued under the Facility Agreement expires on the seventh anniversary of its issuance and contains certain limitations that prevent the holder from acquiring shares upon exercise of a warrant that would result in the number of shares beneficially owned by it exceeding 9.985 percent of the total number of shares of common stock then issued and outstanding.

Registration Rights Agreement

In connection with the entry into the Facility Agreement and issuance of the Initial Warrants, we entered into a Registration Rights Agreement with Deerfield dated February 24, 2014. Pursuant to the terms of the Registration Rights Agreement, we filed a registration statement on Form S-3 with the Securities and Exchange Commission on February 25, 2014 to register for resale the shares of common stock issuable upon the exercise of the Initial Warrants. Additionally, pursuant to the terms of the Registration Rights Agreement, we agreed to file one or more additional registration statements with the SEC to register for resale the shares of common stock issuable upon the exercise of the applicable Draw Warrants, on or prior to 30 days after issuance of each of the Draw Warrants.

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

Research and Development Expense

We are a drug discovery and development company. Our research and development expense primarily consists of the following:

•	compensation of personnel associated with research and development activities;

•	clinical testing costs, including payments made to contract research organizations;

•	costs of comparator drugs used in clinical studies;

•	costs of purchasing laboratory supplies and materials;

•	costs of manufacturing product candidates for preclinical testing and clinical studies;

•	costs associated with the licensing of research and development programs;

•	preclinical testing costs, including costs of toxicology studies;

•	fees paid to external consultants;

•	fees paid to professional service providers for independent monitoring and analysis of our clinical trials;

•	costs for collaboration partners to perform research activities, including development milestones for which a payment is due when achieved;

•	depreciation of equipment; and

•	allocated costs of facilities.

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

Other Income and Expense

Interest and investment income typically consists of interest earned on cash, cash equivalents and available-for-sale securities, net of interest expense and amortization of warrants. Interest expense is related to the amortization of the loan commitment asset recognized under our Facility Agreement with Deerfield.

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

There have been no material changes to our critical accounting policies during the three months ended March 31, 2014. Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2013 for a discussion of our critical accounting policies and significant judgments and estimates.

Results of Operations

The following tables summarize our results of operations for each of the three months ended March 31, 2014 and 2013, together with the change in these items in dollars and as a percentage:

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
	(in thousands)
Research and development expense	$(34,491)	$(20,231)	$(14,260)	70%
General and administrative expense	(6,804)	(7,430)	626	(8)%
Interest expense	(1,139)	—	(1,139)	—
Investment and other income	168	335	(167)	(50)%

Research and Development Expense

The $14.3 million increase in research and development expense for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 was primarily due to a $10 million milestone payment made to Millennium in connection with the initiation of our Phase 3 study of IPI-145 recognized during the three months ended March 31, 2014 and $5.1 million in higher clinical expenses related to increased clinical development activities of IPI-145.

We began to track and accumulate expenses by major program starting on January 1, 2006. These expenses primarily relate to payroll and related expenses for personnel working on the programs, process development and manufacturing, preclinical toxicology studies, clinical trial costs and allocated costs of facilities. During the three months ended March 31, 2014 and 2013, and from January 1, 2006 through March 31, 2014, we estimate that we incurred the following expenses by program:

Program	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	January 1, 2006 to March 31, 2014
	(in millions)
PI3K inhibitor (1)	$27.8	$13.0	$189.8
Hsp90 inhibitor	0.9	4.8	137.0
Hedgehog pathway inhibitor	0.1	0.6	164.1

(1)	Includes $10 million milestone payment in 2014

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

Because of the risks inherent in drug discovery and development, we cannot reasonably estimate or know:

•	the nature, timing and estimated costs of the efforts necessary to complete the development of our programs;

•	the completion dates of these programs; or

•	the period in which material net cash inflows are expected to commence, if at all, from the programs described above and any potential future product candidates.

There is significant uncertainty regarding our ability to successfully develop any product candidates. These risks include the uncertainty of:

•	the scope, rate of progress and cost of our clinical trials that we are currently conducting or may commence in the future;

•	the scope and rate of progress of our preclinical studies and other research and development activities;

•	clinical trial results;

•	the cost and availability of comparator drugs;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights relating to our programs under development;

•	the terms and timing of any strategic alliance, licensing and other arrangements that we have or may establish in the future relating to our programs under development;

•	the cost and timing of regulatory approvals;

•	the cost of establishing clinical supplies of any product candidates; and

•	the effect of competing technological and market developments.

General and Administrative Expense

The decrease in general and administrative expense for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 is primarily attributable to $0.9 million in lower stock-based compensation expense, primarily related to non-employee stock options.

Interest Expense

Interest expense for the three months ended March 31, 2014 is related to the amortization of the loan commitment asset recognized under our Facility Agreement with Deerfield.

Investment and Other Income

Investment and other income decreased in the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 primarily as a result a non-recurring cash distribution received from one of our insurance carriers during the three months ended March 31, 2013.

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

Our significant capital resources are as follows:

	March 31, 2014	December 31, 2013
	(in thousands)
Cash, cash equivalents and available-for-sale securities	$172,096	$214,468
Working capital	168,127	202,735

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Cash provided by (used in):
Operating activities	$(43,555)	$(25,300)
Investing activities	28,460	(51,776)
Capital expenditures (included in investing activities above)	(176)	(287)
Financing activities	1,952	2,476

Cash Flows

The principal use of cash in operating activities in all periods presented was related to our research and development programs. Our cash flow used in operating activities for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 increased primarily due to increased operating expenses, including a $10 million milestone payment to Millennium associated with the achievement of a milestone related to the initiation of our Phase 3 study of IPI-145. During the three months ended March 31, 2014, we paid to Millennium the $10 million milestone payment and $6.7 million related to the second installment on a release payment. Our cash flow used in operating activities in future periods may vary significantly due to various factors, including potential cash inflows from future collaboration agreements and potential cash outflows for licensing new programs from third parties. We cannot be certain whether and when we may enter into any such collaboration agreements or in-licenses.

On February 24, 2014, we entered into a Facility Agreement with Deerfield, pursuant to which Deerfield agreed to loan us up to $100 million, subject to the terms and conditions set forth in the Facility Agreement, including the condition that we at all times maintain a cash, cash equivalents and available-for-sales securities balance of not less than $25 million. Under the terms of the Facility Agreement, we may draw down funds in minimum disbursements of $25 million at any time until February 27, 2015. No funds were drawn under the Facility Agreement as of March 31, 2014. On February 27, 2015, or upon the earlier termination or acceleration of the Facility Agreement, we are required to pay a fee equal to 3 percent of the then undrawn portion of the $100 million commitment.

Net cash from investing activities for the period ended March 31, 2014 included $12.5 million in purchases of available-for-sale securities and proceeds of $41.2 million from maturities of available-for-sale securities. Capital expenditures in the three months ended March 31, 2014 primarily consisted of laboratory equipment.

We will need substantial additional funds to support our planned operations. In the absence of additional funding or business development activities and based on our current operating plans, we expect that our current cash and investments are sufficient to fund our planned operations into 2015. In the absence of changes to our current operating plans, we will need to raise additional funds by that date. Our need to raise additional funds may be accelerated if our research and development expenses exceed our current expectations, if we acquire a third party, or if we acquire or license rights to additional product candidates or new technologies from one or more third parties. Our need to raise additional funds may also be accelerated for other reasons, including, without limitation, if:

•	our product candidates require more extensive clinical or preclinical testing than we currently expect;

•	we advance our product candidates into clinical trials for more indications than we currently expect;

•	we advance more of our product candidates than expected into costly later stage clinical trials;

•	we advance more preclinical product candidates than expected into early stage clinical trials;

•	we acquire additional business, technologies, products or product candidates;

•	the cost of acquiring raw materials for, and of manufacturing, our product candidates is higher than anticipated;

•	the cost of comparator drugs used in clinical studies;

•	we are required, or consider it advisable, to acquire or license intellectual property rights from one or more third parties; or

•	we experience a loss in our investments due to general market conditions or other reasons.

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

There have been no material changes to our contractual obligations during the three months ended March 31, 2014.

We are obligated to pay to Millennium up to $5 million in remaining success-based milestones for the development of two distinct product candidates, and up to $450 million in success-based milestones for the approval and commercialization of two distinct products. Because the achievement of these milestones had not occurred as of March 31, 2014, such contingencies have not been recorded in our financial statements.

Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2013 for a discussion of our judgments and estimates.

Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones, which may not be achieved.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments are in money market funds, corporate obligations, and U.S. government-sponsored enterprise obligations. We do not enter into investments for trading or speculative purposes. Our cash is deposited in and invested through highly rated financial institutions in the United States. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase.

A hypothetical 100 basis point increase in interest rates would result in an approximate $0.5 million decrease in the fair value of our investments as of March 31, 2014, as compared to an approximate $0.8 million decrease as of December 31, 2013. We have the ability to hold our fixed income investments until maturity and, therefore, we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 4.	Controls and Procedures

Our management, with the participation of our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our principal executive and financial officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

You should carefully consider the following risk factors, in addition to other information included in this quarterly report on Form 10-Q, in evaluating Infinity and our business. If any of the following risks occur, our business, financial condition and operating results could be materially adversely affected. These risk factors restate and supersede the risk factors set forth under the heading “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2013.

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

We have a limited operating history for you to evaluate our business. We have no approved products and have generated no product revenue from sales. We have primarily incurred operating losses. As of March 31, 2014, we had an accumulated deficit of $492.1 million. We expect to continue to spend significant resources to fund the research and development of IPI-145 and our other product candidates. While we may have net income in future periods as the result of non-recurring collaboration revenue, we expect to incur substantial operating losses over the next several years as our clinical trial and drug manufacturing activities increase. As a result, we expect that our accumulated deficit will also increase significantly.

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

We will need substantial additional funds to support our planned operations. In the absence of additional funding or business development activities and based on our current operating plans, we expect that our current cash and investments are sufficient to fund our current operating plans into 2015. In the absence of changes to our current operating plans, we will need to raise additional funds by that date. Our need to raise additional funds may be accelerated if our research and development expenses exceed our current expectation, if we acquire a third party, or if we acquire or license rights to additional product candidates or new technologies from one or more third parties. Our need to raise additional funds may also be accelerated for other reasons, including without limitation if:

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

We may seek to satisfy our need for additional funds by drawing down funds under the debt Facility Agreement we entered into with affiliates of Deerfield Management Company, L.P., or Deerfield, in February 2014. Under the Facility Agreement, Deerfield agreed to loan to us up to $100 million subject to the terms and conditions of the Facility Agreement. Our ability to draw down under the Facility Agreement is subject to various customary conditions, however, there is no assurance that we will be able to satisfy these conditions and draw down any funds. If we draw down under the Facility Agreement, we will be required to grant to Deerfield a security interest in substantially all of our assets including intellectual property, issue additional warrants to Deerfield, and repay any amounts borrowed together with interest accruing at a rate of 7.95 percent per annum no later than December 15, 2019. Any amounts drawn under the Facility Agreement may become immediately due and payable upon customary events of default or the consummation of certain major transactions, in which case Deerfield would have the right to require us to repay 100 percent of the principal amount of the loan, together with any accrued and unpaid interest thereon, plus any applicable additional amounts relating to a prepayment or termination. Principal and interest under the Facility Agreement may be paid in cash or freely tradable shares of common stock at our election, subject to specified conditions at any time of conversion. There is no assurance that the conditions to our ability to repay the loan in shares of our common stock would be satisfied at the time that any outstanding principal and interest under the loan is due, in which case we would be obligated to repay the loan in cash, or that events permitting acceleration of the loan will not occur, in which event we would be required to repay any outstanding principal and interest sooner than anticipated.

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

Much of the potential revenue from any alliance we may enter into in the future will likely consist of contingent payments, such as payments upon the achievement of specified milestones and royalties payable on sales of any successfully developed drugs. Any such contingent revenue will depend upon our, and our alliance partner’s, ability to successfully develop, launch, market and sell new drugs. In some cases, we will not be involved in some or all of these processes, and we will depend entirely on our alliance partners. Any of our future alliance partners may fail to develop or effectively commercialize these drugs because it:

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

In building our product development pipeline, we have intentionally pursued targets with applicability across multiple therapeutic areas and indications. This approach gives us several product opportunities in oncology and inflammatory diseases, which are highly competitive and rapidly changing segments of the pharmaceutical industry. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs that target various diseases in these segments. We currently face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available. Moreover, there are a number of large pharmaceutical companies currently marketing and selling products in these segments including Bristol-Myers Squibb Company, the Roche Group and its subsidiary Genentech, Novartis AG, Pfizer, Inc., and Johnson & Johnson. In addition to currently approved drugs, there are a significant number of drugs that are currently under development and may become available in the future for the treatment of various forms of cancer and inflammatory diseases.

We are also aware of a number of companies developing product candidates or selling products directed to the same biological targets that our own product candidates are designed to inhibit. Specifically:

•	we believe that Gilead Sciences, Inc., Amgen Inc., Rhizen Pharmaceuticals S.A, TG Therapeutics, Inc., and GlaxoSmithKline, are conducting clinical trials of drugs that target the delta and/or gamma isoforms of phosphoinositide-3-kinase, or PI3K, which is the target of IPI-145; and

•	many companies are developing product candidates or selling products directed to disease targets such as Bruton’s Tyrosine Kinase (or BTK), Janus Kinase (or JAK), Spleen Tyrosine Kinase (or Syk) and B-cell lymphoma 2 (or Bcl-2) in the fields of hematology-oncology and inflammation, including in the specific diseases for which we are currently developing IPI-145, or for which we may develop IPI-145, IPI-443 or other PI3K inhibitors in the future, including Pharmacyclics, Inc. through its collaboration with Janssen Biotech, Incyte Corporation, Rigel Pharmaceuticals, Inc., Ono Pharmaceutical Group, Acerta Pharma BV, Celgene Corporation, and AbbVie, Inc.

Many of our competitors have:

•	significantly greater financial, technical and human resources than we have, and may be better equipped to discover, develop, manufacture and commercialize product candidates than we are;

•	more extensive experience in preclinical testing and clinical trials, obtaining regulatory approvals and manufacturing and marketing products than we do; and/or

•	product candidates that have been approved, such as ibrutinib, a BTK inhibitor being developed and commercialized by Pharmacyclics, Inc. for the treatment of people with mantle cell lymphoma or chronic lymphocytic leukemia, or are in later-stage clinical development than our own product candidates.

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

As of March 31, 2014, we had approximately $172 million in cash, cash equivalents and available-for-sale securities. We historically have invested these amounts in money market funds, corporate obligations, U.S. government-sponsored enterprise obligations, U.S. Treasury securities and mortgage-backed securities meeting the criteria of our investment policy, which prioritizes the preservation of our capital. Corporate obligations may include obligations issued by corporations in countries other than the United States, including some issues that have not been guaranteed by governments and government agencies. Our investments are subject to general credit, liquidity, market and interest rate risks and instability in the global financial markets. We may realize losses in the fair value of these investments or a complete loss of these investments. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio may have a material adverse effect on our financial results and the availability of cash to fund our operations.

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

In the absence of adequate patent protection in other countries, competitors may similarly be able to obtain regulatory approval in those countries for products that duplicate our products. The laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as in the United States. Many companies have encountered significant difficulties in protecting and defending such rights in foreign jurisdictions. Some of our development efforts may be performed in China, India and other countries outside of the United States through third party contractors. We may not be able to monitor and assess intellectual property developed by these contractors effectively; therefore, we may not be able to appropriately protect this intellectual property and could thus lose valuable intellectual property rights. In addition, the legal protection afforded to inventors and owners of intellectual property in countries outside of the United States may not be as protective of intellectual property rights as in the United States, and we may, therefore, be unable to acquire and protect intellectual property developed by these contractors to the same extent as if these development activities were being conducted in the United States. If we encounter difficulties in protecting our intellectual property rights in foreign jurisdictions, our business prospects could be substantially harmed.

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

The market price of our common stock has been and could continue to be subject to significant fluctuations. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the results of our current and any future clinical trials of our product candidates;

•	the results of preclinical studies and planned clinical trials of our discovery-stage programs;

•	product portfolio decisions resulting in the delay or termination of our product development programs;

•	future sales of, and the trading volume in, our common stock;

•	our entry into key agreements, including those related to the acquisition or in-licensing of new programs, or the termination of key agreements, including our amended and restated development and license agreement with Millennium or our Facility Agreement with Deerfield;

•	the results and timing of regulatory reviews relating to the approval of our product candidates;

•	the initiation of, material developments in, or conclusion of litigation, including but not limited to litigation to enforce or defend any of our intellectual property rights or to defend product liability claims;

•	the failure of any of our product candidates, if approved, to achieve commercial success;

•	the results of clinical trials conducted by others on drugs that would compete with our product candidates;

•	issues in manufacturing our product candidates or any approved products;

•	the loss of key employees;

•	changes in estimates or recommendations, or publication of inaccurate or unfavorable research about our business, by securities analysts who cover our common stock;

•	future financings through the issuance of equity or debt securities or otherwise;

•	the drawing down of funds under our Facility Agreement with Deerfield;

•	healthcare reform measures, including changes in the structure of healthcare payment systems;

•	our cash position and period-to-period fluctuations in our financial results; and

•	general and industry-specific economic and/or capital market conditions.

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

To our knowledge, based on the number of shares of our common stock outstanding on March 31, 2014, stockholders holding 5 percent or more of our common stock, as well as our executive officers, directors, and their respective affiliates, owned in the aggregate approximately 56 percent of our common stock. These stockholders have the ability to influence our company through this ownership position. For example, as a result of this concentration of ownership, these stockholders, if acting together, may have the ability to affect the outcome of matters submitted to our stockholders for approval, including the election and removal of directors, changes to our equity compensation plans and any merger or similar transaction. This concentration of ownership may, therefore, harm the market price of our common stock by:

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

INFINITY PHARMACEUTICALS, INC.

Date: May 6, 2014	By:	/s/ LAWRENCE E. BLOCH, M.D., J.D.
Lawrence E. Bloch, M.D., J.D.
Executive Vice President, Chief Financial Officer and Chief Business Officer
(Principal Financial Officer & Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing date	Exhibit Number	Filed with this 10-Q

3.1	Restated Certificate of Incorporation of the Registrant.	10-Q	8/9/07	3.1

3.2	Amended and Restated Bylaws of the Registrant.	8-K	03/17/09	3.1

4.1	Form of Common Stock Certificate.	10-K	3/14/08	4.1

10.1*	Facility Agreement dated February 24, 2014 between Infinity Pharmaceuticals, Inc. and Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Partners, L.P., and Deerfield International Master Fund, L.P. (collectively, the “Deerfield Entities”).				X

10.2	Form of Warrant to Purchase Common Stock of Infinity Pharmaceuticals, Inc., issued to the Deerfield Entities, together with a schedule of holders and amounts (issued February 24, 2014).				X

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. Filed herewith.				X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. Filed herewith.				X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.				X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.				X

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. Filed herewith.				X

* Confidential treatment has been requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.