Form 10-Q
period 2014-06-30
INFINITY PHARMACEUTICALS, INC.
filed 2014-08-11
CIK 1113148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on June 30, 2014: 48,586,344

INFINITY PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$85,516	$68,114
Available-for-sale securities	55,642	145,772
Loan commitment asset, net (note 8)	7,719	—
Prepaid expenses and other current assets	11,310	11,055

Total current assets	160,187	224,941
Property and equipment, net	3,361	4,010
Long-term available-for-sale securities	545	582
Restricted cash	1,131	1,130
Other assets	361	47

Total assets	$165,585	$230,710

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,923	$6,375
Accrued expenses	16,022	9,164
Due to Millennium, current	6,561	6,667

Total current liabilities	26,506	22,206
Due to Millennium, less current portion	—	6,456
Other liabilities	594	773

Total liabilities	27,100	29,435
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding at June 30, 2014 and December 31, 2013	—	—
Common Stock, $0.001 par value; 100,000,000 shares authorized, and 48,586,344 and 48,227,838 shares issued and outstanding, at June 30, 2014 and December 31, 2013, respectively	48	48
Additional paid-in capital	668,361	650,867
Accumulated deficit	(530,086)	(449,796)
Accumulated other comprehensive income	162	156

Total stockholders’ equity	138,485	201,275

Total liabilities and stockholders’ equity	$165,585	$230,710

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating expenses:
Research and development	$28,165	$26,080	$62,656	$46,311
General and administrative	7,057	6,675	13,861	14,105

Total operating expenses	35,222	32,755	76,517	60,416

Loss from operations	(35,222)	(32,755)	(76,517)	(60,416)
Other income (expense):
Interest expense	(2,938)	—	(4,077)	—
Investment and other income	136	164	304	499

Total other income (expense)	(2,802)	164	(3,773)	499

Net loss	$(38,024)	$(32,591)	$(80,290)	$(59,917)

Basic and diluted loss per common share	$(0.78)	$(0.68)	$(1.66)	$(1.25)

Basic and diluted weighted average number of common shares outstanding	48,543,853	47,915,726	48,446,849	47,785,620

Other comprehensive loss:
Net unrealized holding gains (losses) on available-for-sale securities arising during the period	7	(104)	6	(87)

Comprehensive loss	$(38,017)	$(32,695)	$(80,284)	$(60,004)

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2014	2013
Operating activities
Net loss	$(80,290)	$(59,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	920	871
Stock-based compensation, including 401(k) match	6,691	6,076
Net amortization of premium/discount on available-for-sale securities	963	921
Non-cash interest expense on amount Due to Millennium	105	206
Amortization of loan commitment asset	4,077	—
Other, net	(1)	—
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(569)	(1,360)
Accounts payable, accrued expenses and other liabilities	1,227	2,156
Due to Millennium	(6,667)	—

Net cash used in operating activities	(73,544)	(51,047)
Investing activities
Purchases of property and equipment	(271)	(971)
Purchases of available-for-sale securities	(12,536)	(180,865)
Proceeds from sales of available-for-sale securities	—	1,031
Proceeds from maturities of available-for-sale securities	101,746	107,730

Net cash provided by (used in) investing activities	88,939	(73,075)
Financing activities
Proceeds from issuances of common stock related to stock incentive plans	2,060	3,628
Proceeds from issuances of common stock related to employee stock purchase plan	393	—
Deferred transaction costs	(446)	—

Net cash provided by financing activities	2,007	3,628

Net increase (decrease) in cash and cash equivalents	17,402	(120,494)
Cash and cash equivalents at beginning of period	68,114	175,742

Cash and cash equivalents at end of period	$85,516	$55,248

Supplemental schedule of noncash investing and financing activities
Loan commitment asset	$11,350	$—
Facility fee	$3,000	$—
Warrants issued	$8,350	$—

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

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014.

The information presented in the condensed consolidated financial statements and related footnotes at June 30, 2014, and for the three and six months ended June 30, 2014 and 2013, is unaudited, and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2013 have been derived from our audited financial statements. For further information, please refer to the consolidated financial statements and accompanying footnotes included in our annual report on Form 10-K for the fiscal year ended December 31, 2013, which was filed with the U.S. Securities and Exchange Commission on February 25, 2014.

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

We determine the appropriate classification of marketable securities at the time of purchase and reevaluate such designation at each balance sheet date. We have classified all of our marketable securities at June 30, 2014 and December 31, 2013 as “available-for-sale.” We carry available-for-sale securities at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income, which is a separate component of stockholders’ equity.

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

For available-for-sale debt securities in an unrealized loss position, we perform an analysis to assess whether we intend to sell or whether we would more likely than not be required to sell the security before the expected recovery of the amortized cost basis. Where we intend to sell a security or may be required to do so, the decline in fair value of the security is deemed to be other-than-temporary, and the full amount of the unrealized loss is recorded within earnings as an impairment loss.

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

Basic and Diluted Net Loss per Common Share

Basic net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted net loss per share is based upon the weighted average number of common shares outstanding during the period plus the effect of additional weighted average common equivalent shares outstanding during the period when the effect of adding such shares is dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options and the exercise of outstanding warrants (the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method). In addition, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options. Common equivalent shares have not been included in the net loss per share calculations for the periods presented because the effect of including them would have been anti-dilutive. Total potential gross common equivalent shares consisted of the following:

	At June 30,
	2014	2013
Stock options	6,821,697	6,194,337
Warrants	1,000,000	—

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) is comprised of unrealized holding gains and losses arising during the period on available-for-sale securities that are not other-than-temporarily impaired. During the six months ended June 30, 2014, there were no reclassifications out of accumulated other comprehensive income (loss).

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

Research and Development Expense

Research and development expense consists of expenses incurred in performing research and development activities, including salaries and benefits, overhead expenses including facilities expenses, materials and supplies, preclinical expenses, clinical trial and related clinical manufacturing expenses, comparator drug expenses, stock-based compensation expense, depreciation of equipment, contract services, and other outside expenses. We also include as research and development expense up-front license payments related to acquired technologies which have not yet reached technological feasibility and have no alternative use. We expense research and development costs as they are incurred. We have been a party to collaboration agreements in which we were reimbursed for work performed on behalf of the collaborator, as well as one in which we reimbursed the collaborator for work it had performed. We record all appropriate expenses under our collaborations as research and development expense. If the arrangement provides for reimbursement of research and development expenses we record the reimbursement as revenue. If the arrangement provides for us to reimburse the collaborator for research and development expenses or achieving a development milestone for which a payment is due, as was the case with our agreement with Intellikine, Inc., or Intellikine, we record the reimbursement or the achievement of the development milestone as research and development expense. In January 2012, Intellikine was acquired by Takeda Pharmaceutical Company Limited, or Takeda, acting through its Millennium business unit. We refer to our PI3K program licensor as Millennium.

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

Due to the uncertainty surrounding the realization of the net deferred tax assets in future periods, we have recorded a full valuation allowance against our otherwise recognizable net deferred tax assets as of June 30, 2014 and December 31, 2013.

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

4. Stock-Based Compensation

Total stock-based compensation expense, related to all equity awards, for the three and six months ended June 30, 2014 and 2013 comprised the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Effect of stock-based compensation on net loss by line item:
Research and development	$1,771	$1,477	$3,976	$3,019
General and administrative	1,176	607	2,715	3,057

During the three months ended June 30, 2013, we recorded a benefit to general and administrative expense of $0.7 million for the effects of reducing the fair value of non-employee grants caused by changes in the stock price during the quarter for unvested shares.

As of June 30, 2014, we had approximately $21.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options and awards under our ESPP, which are expected to be recognized over a weighted-average period of 2.5 years.

During the six months ended June 30, 2014, two members of our board of directors retired and were granted the right to exercise their vested stock options for an additional six-month period. In addition, one employee whose employment terminated received an accelerated vesting of his unvested options. In connection with these modifications, we recognized an additional $0.4 million in stock-based compensation expense during the six months ended June 30, 2014

Stock Options

During the six months ended June 30, 2014, we granted options to purchase 1,382,684 shares of our common stock at a weighted-average fair value of $7.53 and a weighted-average exercise price of $12.73. During the six months ended June 30, 2013, we granted options to purchase 1,176,944 shares of our common stock at a weighted-average fair value of $19.31 and a weighted-average exercise price of $35.16. For the three and six months ended June 30, 2014 and 2013, the fair values were estimated using the Black-Scholes valuation model using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Risk-free interest rate	1.7%	0.6%	1.7%	0.8%
Expected annual dividend yield	—	—	—	—
Expected stock price volatility	70.7%	69.3%	71.0%	61.8%
Expected term of options	5.0 years	4.7 years	5.1 years	5.0 years

During the six months ended June 30, 2014, options to purchase 297,815 shares of common stock were exercised, with a weighted-average exercise price of $6.92.

Employee Stock Purchase Plan

The weighted-average fair value of each purchase right granted during the six months ended June 30, 2014 was $6.33. For the six months ended June 30, 2014, the fair values were estimated using the Black-Scholes valuation model using the following weighted-average assumptions:

Six Months Ended June 30, 2014
Risk-free interest rate	0.2%
Expected annual dividend yield	—
Expected stock price volatility	75.21%
Expected term of options	1.2 years

5. Cash, Cash Equivalents and Available-for-Sale Securities

The following is a summary of cash, cash equivalents and available-for-sale securities:

	June 30, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents due in 90 days or less	$85,516	$—	$—	$85,516
Available-for-sale securities:
Corporate obligations due in one year or less	39,929	40	(2)	39,967
Mortgage-backed securities due after ten years	435	110	—	545
U.S. government-sponsored enterprise obligations due in one year or less	15,661	14	—	15,675

Total available-for-sale securities	56,025	164	(2)	56,187

Total cash, cash equivalents and available-for-sale securities	$141,541	$164	$(2)	$141,703

	December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents due in 90 days or less	$68,114	$—	$—	$68,114
Available-for-sale securities:
Corporate obligations due in one year or less	103,889	18	(16)	103,891
Corporate obligations due in one to five years	13,513	32	—	13,545
Mortgage-backed securities due after ten years	478	104	—	582
U.S. government-sponsored enterprise obligations due in one year or less	24,144	13	—	24,157
U.S. government-sponsored enterprise obligations due in one to five years	4,174	5	—	4,179

Total available-for-sale securities	146,198	172	(16)	146,354

Total cash, cash equivalents and available-for-sale securities	$214,312	$172	$(16)	$214,468

We held two debt securities at June 30, 2014 that had been in an unrealized loss position for less than 12 months and no debt securities that had been in an unrealized loss position for 12 months or greater. The fair value on these securities was $4 million.

We evaluated our securities for other-than-temporary impairments based on quantitative and qualitative factors. We considered the decline in market value for these two securities to be primarily attributable to current economic and market conditions. It is not more likely than not that we will be required to sell these securities, and we do not intend to sell these securities before the recovery of their amortized cost bases. Based on our analysis, we do not consider these investments to be other-than-temporarily impaired as of June 30, 2014.

As of June 30, 2014, we held eight debt securities from financial institutions and other companies located in Japan, Switzerland, the Netherlands, the United Kingdom and France with a fair value of $20.6 million. Two of these securities, which were issued by Japan and the Netherlands, had gross unrealized losses of $2,000 and a fair value of $4 million. These securities are short term in nature and are scheduled to mature within 12 months. Based on our analysis, we do not consider these investments to be other-than-temporarily impaired as of June 30, 2014.

We had no material realized gains or losses on our available-for-sale securities for the three and six months ended June 30, 2014 and 2013. There were no other-than-temporary impairments recognized for the three and six months ended June 30, 2014 and 2013.

6. Fair Value

We use a valuation hierarchy for disclosure of the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs, which we consider the highest level inputs, are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. The classification of a financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. For our fixed income securities, we reference pricing data supplied by our custodial agent and nationally known pricing vendors, using a variety of daily data sources, largely readily-available market data and broker quotes. We validate the prices provided by our third party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our pricing services as of June 30, 2014 and December 31, 2013.

The following table provides the assets carried at fair value measured on a recurring basis as of June 30, 2014:

	Level 1	Level 2
	(in thousands)
Cash and cash equivalents	$85,516	$—
Corporate obligations (including commercial paper)	—	39,967
Mortgage-backed securities	—	545
U.S. government-sponsored enterprise obligations	—	15,675

Total	$85,516	$56,187

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

The amount due to Millennium is recorded at its carrying value at June 30, 2014. The fair value of the amount due to Millennium, a Level 2 measurement, was approximately $6.6 million as of June 30, 2014 and was determined using a discounted cash flow model and based on an interest rate we would be charged for a similar loan as of June 30, 2014 (see note 7).

The carrying amounts reflected in the condensed consolidated balance sheets for prepaid expenses and other current assets, other assets, accounts payable and accrued expenses approximate their fair value due to their short term maturities.

There have been no changes to the valuation methods during the six months ended June 30, 2014. We evaluate transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1 and Level 2 during the six months ended June 30, 2014. We had no available-for-sale securities that were classified as Level 3 at any point during the six months ended June 30, 2014 or during the year ended December 31, 2013.

7. Collaborations

Millennium

In July 2010, we entered into a development and license agreement with Intellikine under which we obtained rights to discover, develop and commercialize pharmaceutical products targeting the delta and/or gamma isoforms of PI3K, including our lead product candidate IPI-145, and we paid Intellikine a $13.5 million up-front license fee. In January 2012, Intellikine was acquired by Takeda acting through its Millennium business unit. In December 2012, we amended and restated our development and license agreement with Millennium.

Under the terms of the amended and restated agreement, we retained worldwide development rights and regained commercialization rights for products arising from the agreement for all therapeutic indications, and we are solely responsible for research conducted under the agreement. Additionally, under the amended and restated agreement, Millennium waived certain commercial rights and, in consideration of such waiver, we agreed to pay to Millennium $15 million, payable in installments. During the year ended December 31, 2012, we paid $1.7 million of the $15 million, and we recorded the $15 million release payment at its fair value of $14.4 million in research and development expenses. During the six months ended June 30, 2014, we paid to Millennium the second installment of $6.7 million. The remaining amount is due in January 2015, which we recorded as short-term liability due to Millennium on our condensed consolidated balance sheet.

In addition to developing IPI-145, we are seeking to develop our second potent, oral PI3K-delta,gamma inhibitor product candidate, IPI-443, and we are seeking to identify additional novel inhibitors of PI3K-delta and/or PI3K-gamma for future development. We are obligated to pay to Millennium up to $5 million in remaining success-based milestone payments for the development of two distinct product candidates, and up to $450 million in success-based milestones for the approval and commercialization of two distinct products. In February 2014, we paid Millennium a $10 million milestone payment in connection with the initiation of our Phase 3 study of IPI-145 in patients with relapsed or refractory CLL. We recognized the $10 million payment as research and development expense during the six months ended June 30, 2014. In addition, we are obligated to pay Millennium tiered royalties on worldwide net sales ranging from 7 percent to 11 percent upon successful commercialization of products described in the agreement. Such royalties are payable until the later to occur of the expiration of specified patent rights and the expiration of non-patent regulatory exclusivities in a country, subject to reduction of the royalties, and, in certain circumstances, limits on the number of products subject to a royalty obligation.

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

In July 2014, we entered into an amendment to our agreement with Millennium that granted us an option to terminate our royalty obligations with respect to worldwide net sales in oncology indications of products containing or comprised of IPI-145. Further information regarding the terms and conditions of this amendment is described below under Note 10, “Subsequent Events.”

Mundipharma and Purdue

Strategic Alliance Termination Agreements

On July 17, 2012, we terminated our strategic alliance with Mundipharma International Corporation Limited, or Mundipharma, and Purdue Pharmaceutical Products L.P., or Purdue, and entered into termination and revised relationship agreements with each of those entities, which we refer to as the 2012 Termination Agreements. We considered Mundipharma, Purdue and their respective associated entities to be related parties for financial reporting purposes prior to April 2013 because of their equity ownership in us. The alliance was previously governed by strategic alliance agreements that we entered into with each of Mundipharma and Purdue in November 2008. The strategic alliance agreement with Purdue was focused on the development and commercialization in the United States of products targeting fatty acid amide hydrolase, or FAAH. The strategic alliance agreement with Mundipharma was focused on the development and commercialization outside of the United States of all products and product candidates that inhibit or target the Hedgehog pathway, FAAH, phosphoinositide-3-kinase (or PI3K), and product candidates arising out of our early discovery projects in all disease fields. Our heat shock protein 90, or Hsp90, program was expressly excluded from the alliance.

Under the terms of the 2012 Termination Agreements:

•	All intellectual property rights that we had previously licensed to Mundipharma and Purdue to develop and commercialize products under the previous strategic alliance agreements terminated, with the result that we have worldwide rights to all product candidates that had previously been covered by the strategic alliance.

•	We have no further obligation to provide research and development services to Mundipharma and Purdue as of July 17, 2012.

•	Mundipharma and Purdue have no further obligation to provide research and development funding to us. Under the alliance, Mundipharma was obligated to reimburse us for research and development expenses we incurred, up to an annual aggregate cap for each alliance program other than FAAH. We did not record a liability for amounts previously funded by Purdue and Mundipharma as this relationship was not considered a financing arrangement.

•	We are obligated to pay Mundipharma and Purdue a 4 percent royalty in the aggregate, subject to reduction as described below, on worldwide net sales of products that were covered by the alliance until such time as they have recovered approximately $260 million, representing the research and development funding paid to us for research and development services performed by us through the termination of the strategic alliance. After this cost recovery, our royalty obligations to Mundipharma and Purdue will be reduced to a one percent royalty on net sales in the United States of products that were previously subject to the strategic alliance. All payments are contingent upon the successful commercialization of products that were subject to the alliance, which products require significant further development. As such, there is significant uncertainty about whether any such products will ever be approved or commercialized. If no products are commercialized, no payments will be due by us to Mundipharma and Purdue; therefore, no amounts have been accrued.

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

8. Debt Facility Agreement

Facility Agreement

On February 24, 2014, we entered into a facility agreement with affiliates of Deerfield Management Company, L.P., or Deerfield, which we refer to as the Facility Agreement. Pursuant to the Facility Agreement, Deerfield agreed to loan us up to $100 million, subject to the terms and conditions set forth in the Facility Agreement. Under the terms of the Facility Agreement, we may draw down on the Facility Agreement in $25 million minimum disbursements, which we refer to as the Loan Commitment, at any time until February 27, 2015, which we refer to as the Draw Period. Our ability to draw down under the Facility Agreement is subject to various customary conditions, including the entry into a guaranty and security agreement, or the Guaranty, with Deerfield and Infinity Discovery, Inc., or IDI, one of our wholly-owned subsidiaries, pursuant to which, as security for the repayment of our obligations under the Facility Agreement, IDI will guaranty all of our obligations under the Facility Agreement. As an additional condition to our initial draw down under the Facility Agreement, both IDI and we will grant to Deerfield a security interest in substantially all of our assets including intellectual property to secure our obligations under the Facility Agreement and the Guaranty. In exchange for the Loan Commitment, on February 24, 2014, we issued to Deerfield warrants to purchase 1,000,000 shares of our common stock at an exercise price of $13.83 per share.

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

On February 27, 2015, or upon the earlier termination or acceleration of the facility, we are required to pay a fee equal to 3 percent of the difference between the $100 million commitment and the aggregate amount of disbursements under the Facility Agreement made prior to such date, which we refer to as the Facility Fee. As of June 30, 2014, we have not drawn under the Facility Agreement and have determined it probable that we will be required to pay the full Facility Fee amount of $3 million on February 27, 2015. We have recorded the full $3 million Facility Fee on the June 30, 2014 condensed consolidated balance sheet as a component of both the loan commitment asset and accrued expenses line items. The loan commitment asset is being amortized to interest expense in the condensed consolidated statements of operations and comprehensive loss on a straight line basis over the Draw Period.

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

Principal and interest under the Facility Agreement may be paid in cash or freely tradable shares of common stock at our election, subject to specified conditions at any time of conversion. The Facility Agreement contains various representations and warranties, and affirmative covenants customary for agreements of this type, including the requirement that we maintain at all times a cash, cash equivalents and available-for-sales securities balance of not less than $25 million, as well as negative covenants customary for financings of this type that are applicable upon the first draw under the Facility Agreement. Additionally, the Facility Agreement contains conditions that must be met prior to disbursements, including the condition that the number of shares of our common stock issued or issuable pursuant to all warrants following the proposed disbursement, together with payments made in our common stock under the Facility Agreement, will not exceed 9,500,000 shares, subject to appropriate adjustment to reflect any stock splits, stock combination, reclassification or similar adjustments in the number of outstanding shares of common stock.

Our total cost of securing the Loan Commitment was $11.8 million and is comprised of $8.4 million representing the fair value of the 1,000,000 warrants issued on February 24, 2014, discussed below, $3 million representing the Facility Fee and $0.4 million of transaction costs. The total fair value, a Level 2 measurement, is considered a Loan Commitment Asset which has been classified as a current asset on the June 30, 2014 condensed consolidated balance sheets. This amount is considered a fee to secure the Loan Commitment and is being amortized to interest expense in the three and six months ended June 30, 2014 condensed consolidated statements of operations and comprehensive loss on a straight line basis over the Draw Period. We recorded $2.9 million and $4.1 million of interest expense associated with the amortization of the loan commitment asset for the three and six months ended June 30, 2014, respectively.

Warrants

In connection with the entry into the Facility Agreement, on February 24, 2014, we issued to Deerfield warrants to purchase 1,000,000 shares of our common stock at an exercise price of $13.83 per share. As of June 30, 2014, all such warrants were outstanding and exercisable. The fair value of the warrants on February 24, 2014 was $8.4 million. The warrants were valued as of February 24, 2014 using a Black Scholes model with the following assumptions: expected life of seven years; risk free rate of 2.2 percent; expected volatility of 59.01 percent; and no expected dividend yield. The warrants qualify for permanent treatment as equity and are classified as additional paid-in capital on the June 30, 2014 condensed consolidated balance sheet.

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

9. Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2014	December 31, 2013
	(in thousands)
Accrued compensation and benefits	$2,373	$1,839
Accrued clinical studies	6,086	4,009
Accrued drug manufacturing costs	1,912	991
Accrued preclinical studies	122	303
Facility fee	3,000	—
Other	2,529	2,022

Total accrued expenses	$16,022	$9,164

10. Subsequent Events

Millennium Amendment

On July 29, 2014, we entered into an amendment to our agreement with Millennium, or the 2014 Millennium Amendment. Under the 2014 Millennium Amendment, we paid to Millennium a one-time upfront payment of $5 million in exchange for the option to terminate our royalty obligations to Millennium under our existing agreement with respect to worldwide net sales in oncology indications of products containing or comprised of IPI-145. The option may be exercised by payment to Millennium of a fee of $52.5 million on or before March 31, 2015. If the option is not exercised, our royalty obligations to Millennium will remain unchanged. We expect to recognize the $5 million upfront payment as research and development expense in the third quarter of 2014.

FAAH Program License

In August 2014, we licensed rights to our FAAH program to FAAH Pharma Inc., a start-up company that will continue the clinical development of IPI-940 and investigate its potential to treat neuropathic pain.

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

Research and Development Programs

PI3 Kinase Inhibitor Program

Phosphoinositide-3-kinases, or the PI3Ks, are a family of enzymes involved in multiple cellular functions, including cell proliferation and survival, cell differentiation, cell migration and immunity. The PI3K-delta and PI3K-gamma isoforms are preferentially expressed in white blood cells, where they have distinct and mostly non-overlapping roles in immune cell development and function. Targeting PI3K-delta and PI3K-gamma may provide multiple opportunities to develop differentiated therapies for the treatment of hematologic malignancies and inflammatory diseases. IPI-145, our lead product candidate, is a potent, oral inhibitor of Class I PI3K-delta and PI3K-gamma, which we refer to as PI3K delta,gamma inhibitor. We are investigating IPI-145 in both hematologic malignancies and inflammatory diseases. We believe that IPI-145 is the only PI3K-delta,gamma inhibitor being investigated in Phase 3 clinical trials.

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

Additionally, under the DUETTS program we are enrolling patients in DUOTM, a Phase 3 study of IPI-145 in patients with chronic lymphocytic leukemia, or CLL. This randomized study is designed to evaluate the safety and efficacy of IPI-145 dosed at 25 mg BID compared to ofatumumab, a monoclonal antibody treatment, in approximately 300 patients with relapsed or refractory CLL. The primary endpoint of the study is progression-free survival. The FDA and the European Medicines Agency, or EMA, have granted orphan drug designation to IPI-145 for the potential treatment of CLL and SLL.

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

An investigator-sponsored Phase 1b, open-label study of IPI-145 in patients with B-cell NHL, CLL and T-cell lymphoma in combination with rituximab, bendamustine (a chemotherapy), or both rituximab and bendamustine is also open for enrollment.

Inflammatory and Autoimmune Diseases

Within inflammatory diseases, IPI-145 is currently being evaluated in two Phase 2 trials. The first trial, which we refer to as the ASPIRA trial, is a Phase 2, randomized, double-blind, placebo-controlled study designed to evaluate the efficacy, safety and pharmacokinetics of IPI-145 in patients with rheumatoid arthritis, or RA. The study is expected to enroll approximately 316 adults with moderate-to-severe RA and is designed to examine three dose levels of IPI-145 given twice daily for 12 weeks in combination with methotrexate compared to treatment with methotrexate alone. The primary efficacy endpoint of the study is the American College of Rheumatology 20 response rate, or ACR20, which is defined as the proportion of patients who achieve at least a 20 percent improvement in ACR response criteria. The second trial is a Phase 2a randomized, double-blind, placebo-controlled trial of IPI-145 in patients with mild, allergic asthma. Endpoints of this multi-dose, two-way crossover study include safety, pharmacokinetics and FEV1, a measure of lung function. We expect to report topline data from these studies in 2014.

Pipeline Expansion

We are also developing our second PI3K product candidate, a potent, oral PI3K-delta, gamma inhibitor that we refer to as IPI-443. The nonclinical studies of IPI-443 required for Phase 1 development, and the data from the two Phase 2 studies of IPI-145 in inflammatory and autoimmune diseases will guide the next steps for the development of IPI-443.

Other Programs

In addition to our clinical stage programs, we have multiple innovative projects in earlier stages of development. Through our internal discovery efforts, we discovered IPI-940, a novel, orally available inhibitor of fatty acid amide hydrolase, or FAAH. It is believed that inhibition of FAAH may enable the body to bolster its own analgesic and anti-inflammatory response and may have applicability in a broad range of pain or inflammatory conditions. In August 2014, we licensed rights to our FAAH program to FAAH Pharma Inc., a start-up company that will continue the clinical development of IPI-940 and investigate its potential to treat neuropathic pain.

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

Under the terms of the amended and restated agreement, we retained worldwide development rights and regained commercialization rights for products arising from the agreement for all therapeutic indications, and we are solely responsible for research conducted under the agreement. Additionally, under the amended and restated agreement, Millennium waived certain commercial rights and, in consideration of such waiver, we agreed to pay to Millennium $15 million, payable in installments.

In addition to developing IPI-145, we are seeking to develop our second potent, oral PI3K-delta,gamma inhibitor product candidate, IPI-443, and we are seeking to identify additional novel inhibitors of PI3K-delta and/or PI3K-gamma for future development. We are obligated to pay to Millennium up to $5 million in remaining success-based milestone payments for the development of two distinct product candidates and up to $450 million in success-based milestones for the approval and commercialization of two distinct products. In February 2014, we paid Millennium a $10 million milestone payment in connection with the initiation of our Phase 3 study of IPI-145 in patients with relapsed or refractory CLL. In addition, we are obligated to pay Millennium tiered royalties on worldwide net sales ranging from 7 percent to 11 percent upon successful commercialization of products described in the agreement. Such royalties are payable until the later to occur of the expiration of specified patent rights and the expiration of non-patent regulatory exclusivities in a country, subject to reduction of the royalties, and , in certain circumstances, limits on the number of products subject to a royalty obligation.

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

On July 29, 2014, we entered into an amendment to our agreement with Millennium, or the 2014 Millennium Amendment. Under the 2014 Millennium Amendment, we paid to Millennium a one-time upfront payment of $5 million in exchange for the option to terminate our royalty obligations to Millennium under our existing agreement with respect to worldwide net sales in oncology indications of products containing or comprised of IPI-145. The option may be exercised by payment to Millennium of a fee of $52.5 million on or before March 31, 2015. If the option is not exercised, our royalty obligations to Millennium will remain unchanged.

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

Under the terms of the 2012 Termination Agreements:

•	All intellectual property rights that we had previously licensed to Mundipharma and Purdue to develop and commercialize products under the previous strategic alliance agreements terminated, with the result that we have worldwide rights to all product candidates that had previously been covered by the strategic alliance.

•	We have no further obligation to provide research and development services to Mundipharma and Purdue as of July 17, 2012.

•	Mundipharma and Purdue have no further obligation to provide research and development funding to us. Under the alliance, Mundipharma was obligated to reimburse us for research and development expenses we incurred, up to an annual aggregate cap for each alliance program other than FAAH. We did not record a liability for amounts previously funded by Purdue and Mundipharma as this relationship was not considered a financing arrangement.

•	We are obligated to pay Mundipharma and Purdue a 4 percent royalty in the aggregate, subject to reduction as described below, on worldwide net sales of products that were covered by the alliance until such time as they have recovered approximately $260 million, representing the research and development funding paid to us for research and development services performed by us through the termination of the strategic alliance. After this cost recovery, our royalty obligations to Mundipharma and Purdue will be reduced to a one percent royalty on net sales in the United States of products that were previously subject to the strategic alliance. All payments are contingent upon the successful commercialization of products that were subject to the alliance, which products require significant further development. As such, there is significant uncertainty about whether any such products will ever be approved or commercialized. If no products are commercialized, no payments will be due by us to Mundipharma and Purdue; therefore, no amounts have been accrued.

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

Strategic Debt Facility

Facility Agreement

On February 24, 2014, we entered into a facility agreement with affiliates of Deerfield Management Company, L.P., or Deerfield, which we refer to as the Facility Agreement. Pursuant to the Facility Agreement, Deerfield agreed to loan us up to $100 million, subject to the terms and conditions set forth in the Facility Agreement. Under the terms of the Facility Agreement, we may draw down on the Facility Agreement in $25 million minimum disbursements, which we refer to as the Loan Commitment, at any time until February 27, 2015, which we refer to as the Draw Period. Our ability to draw down under the Facility Agreement is subject to various customary conditions, including the entry into a Guaranty and Security Agreement, or Guaranty, with Deerfield and Infinity Discovery, Inc., or IDI, our a wholly-owned subsidiary, pursuant to which, as security for the repayment of our obligations under the Facility Agreement, IDI will guaranty all our obligations under the Facility Agreement and, to secure the obligations under the Facility Agreement and the Guaranty, both we and IDI will grant to Deerfield a security interest in substantially all our assets including intellectual property.

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

Principal and interest under the Facility Agreement may be paid in cash or freely tradable shares of common stock at our election, subject to specified conditions at any time of conversion. The Facility Agreement contains various representations and warranties, and affirmative covenants customary for agreements of this type, including the requirement that we maintain at all times a cash, cash equivalents and available-for-sale securities balance of not less than $25 million, as well as negative covenants customary for financings of this type that are applicable upon the first draw under the Facility Agreement. Additionally, the Facility Agreement contains conditions that must be met prior to disbursements, including the condition that the number of shares of our common stock issued or issuable pursuant to all warrants following the proposed disbursement, together with payments made in our common stock under the Facility Agreement, will not exceed 9,500,000 shares, subject to appropriate adjustment to reflect any stock splits, stock combination, reclassification or similar adjustments in the number of outstanding shares of common stock.

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

Registration Rights Agreement

In connection with the entry into the Facility Agreement and issuance of the Initial Warrants, we entered into a Registration Rights Agreement with Deerfield dated February 24, 2014. Pursuant to the terms of the Registration Rights Agreement, we filed, and on May 1, 2014 the Securities and Exchange Commission declared effective, a registration statement on Form S-3 registering for resale the 1,000,000 shares of common stock issuable upon the exercise of the Initial Warrants. Additionally, pursuant to the terms of the Registration Rights Agreement, we agreed to file one or more additional registration statements with the SEC to register for resale the shares of common stock issuable upon the exercise of the applicable Draw Warrants, on or prior to 30 days after issuance of each of the Draw Warrants.

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

Research and Development Expense

We are a drug discovery and development company. Our research and development expense to date has primarily consisted of the following:

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

There have been no material changes to our critical accounting policies during the six months ended June 30, 2014. Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2013 for a discussion of our critical accounting policies and significant judgments and estimates.

Results of Operations

The following tables summarize our results of operations for each of the three and six months ended June 30, 2014 and 2013, together with the change in these items in dollars and as a percentage:

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
	(in thousands)
Research and development expense	$(28,165)	$(26,080)	$(2,085)	8%
General and administrative expense	(7,057)	(6,675)	(382)	6%
Interest expense	(2,938)	—	(2,938)	—
Investment and other income	136	164	(28)	(17)%

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
	(in thousands)
Research and development expense	$(62,656)	$(46,311)	$(16,345)	35%
General and administrative expense	(13,861)	(14,105)	244	(2)%
Interest expense	(4,077)	—	(4,077)	—
Investment and other income	304	499	(195)	(39)%

Research and Development Expense

The $2.1 million increase in research and development expense for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 was primarily due to an increase of $6.0 million in clinical expenses related to clinical development activities of IPI-145. This is partially offset by a decrease of $2.0 million in clinical expenses due to the conclusion of our development of retaspimycin HCl as well as a decrease of $1.7 million in preclinical expenses. The $16.3 million increase in research and development expense in the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 is primarily due to a $10 million milestone payment made to Millennium in connection with the initiation of our Phase 3 study of IPI-145 recognized during the six months ended June 30, 2014 and an $11.1 million increase in clinical expenses related to increased clinical development activities of IPI-145. This is partially offset by a decrease of $3.5 million in clinical expenses due to the conclusion of our development of retaspimycin HCl.

We began to track and accumulate expenses by major program starting on January 1, 2006. These expenses primarily relate to payroll and associated expenses for personnel working on the programs, process development and manufacturing, preclinical toxicology studies, clinical trial costs and allocated costs of facilities. During the three and six months ended June 30, 2014 and 2013, and from January 1, 2006 through June 30, 2014, we estimate that we incurred the following expenses by program:

Program	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013	January 1, 2006 to June 30, 2014
	(in millions)
PI3K inhibitor (1)	$23.1	$18.5	$50.9	$31.5	$212.9
Hsp90 inhibitor	0.4	3.9	1.3	8.6	137.4
Hedgehog pathway inhibitor	—	0.2	0.1	0.7	164.0

(1)	Six months ended June 30, 2014 includes a $10 million milestone payment.

We expect expenses related to our PI3K inhibitor program to increase as we continue clinical development of IPI-145. We expect expenses related to our Hsp90 program to decrease significantly as we conclude development of retaspimycin HCl. We expect to incur minimal expenses related to our Hedgehog pathway inhibitor programs as a result of the discontinuation of company-sponsored development. We do not believe that the historical costs associated with our lead drug development programs are indicative of the future costs associated with these programs, nor represent what any other future drug development programs we initiate may cost. Due to the variability in the length of time and scope of activities necessary to develop a product candidate and uncertainties related to our cost estimates and our ability to obtain marketing approval for our product candidates, accurate and meaningful estimates of the total costs required to bring our product candidates to market are not available.

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

General and Administrative Expense

The $0.4 million increase in general and administrative expense for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 is primarily attributable to an increase in early commercial development expenses. General and administrative expense for the six months ended June 30, 2014 is comparable to general and administrative expense for the six months ended June 30, 2013.

Interest Expense

Interest expense for the three and six months ended June 30, 2014 is related to the amortization of the loan commitment asset recognized under our Facility Agreement with Deerfield.

Investment and Other Income

Investment and other income is comparable for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. Investment and other income decreased in the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 primarily due to a non-recurring cash distribution received from one of our insurance carriers during the six months ended June 30, 2013.

Liquidity and Capital Resources

We have not generated any revenue from the sale of drugs to date, and we do not expect to generate any such revenue for the next several years, if at all. We have instead relied on the proceeds from sales of equity securities, interest on investments, up-front license fees, expense reimbursement, milestones and cost sharing under our collaborations and debt to fund our operations. Our available-for-sale debt securities primarily trade in liquid markets, and the average days to maturity of our portfolio, as of June 30, 2014, is less than six months. Because our product candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability.

Our significant capital resources are as follows:

	June 30, 2014	December 31, 2013
	(in thousands)
Cash, cash equivalents and available-for-sale securities	$141,703	$214,468
Working capital	133,681	202,735

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Cash provided by (used in):
Operating activities	$(73,544)	$(51,047)
Investing activities	88,939	(73,075)
Capital expenditures (included in investing activities above)	(271)	(971)
Financing activities	2,007	3,628

Cash Flows

The principal use of cash in operating activities in all periods presented was related to our research and development programs. Our cash flow used in operating activities for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 increased primarily due to increased operating expenses, including a $10 million milestone payment to Millennium associated with the achievement of a milestone related to the initiation of our Phase 3 study of IPI-145. During the six months ended June 30, 2014, we paid to Millennium the $10 million milestone payment and $6.7 million related to the second installment on a release payment. Our cash flow used in operating activities in future periods may vary significantly due to various factors, including potential cash inflows from future collaboration agreements and potential cash outflows for licensing new programs from third parties. We cannot be certain whether and when we may enter into any such collaboration agreements or in-licenses.

On February 24, 2014, we entered into a Facility Agreement with Deerfield, pursuant to which Deerfield agreed to loan us up to $100 million, subject to the terms and conditions set forth in the Facility Agreement, including the condition that we at all times maintain a cash, cash equivalents and available-for-sales securities balance of not less than $25 million. Under the terms of the Facility Agreement, we may draw down funds in minimum disbursements of $25 million at any time until February 27, 2015. No funds were drawn under the Facility Agreement as of June 30, 2014. On February 27, 2015, or upon the earlier termination or acceleration of the Facility Agreement, we are required to pay a fee equal to 3 percent of the then undrawn portion of the $100 million commitment

Net cash from investing activities for the six months ended June 30, 2014 included $12.5 million in purchases of available-for-sale securities and proceeds of $101.7 million from maturities of available-for-sale securities. Capital expenditures in the six months ended June 30, 2014 primarily consisted of computer equipment and software.

Net cash from financing activities for the six months ended June 30, 2014 included $2.1 million of proceeds from issuances of common stock from stock option exercises related to stock incentive plans, $0.4 million of proceeds from issuances of common stock related to our employee stock purchase plan and $0.4 million of transaction costs related to the Facility Agreement with Deerfield.

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

There have been no material changes to our contractual obligations and off-balance sheet arrangements during the six months ended June 30, 2014.

We are obligated to pay to Millennium up to $5 million in remaining success-based milestones for the development of two distinct product candidates, and up to $450 million in success-based milestones for the approval and commercialization of two distinct products. Because the achievement of these milestones had not occurred as of June 30, 2014, such contingencies have not been recorded in our financial statements.

Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2013 for a discussion of our contractual obligations.

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

A hypothetical 100 basis point increase in interest rates would result in an approximate $0.3 million decrease in the fair value of our investments as of June 30, 2014, as compared to an approximate $0.8 million decrease as of December 31, 2013. We have the ability to hold our fixed income investments until maturity and, therefore, we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 4.	Controls and Procedures

Our management, with the participation of our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our principal executive and financial officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a limited operating history for you to evaluate our business. We have no approved products and have generated no product revenue from sales. We have primarily incurred operating losses. As of June 30, 2014, we had an accumulated deficit of $530.1 million. We expect to continue to spend significant resources to fund the research and development of IPI-145 and our other product candidates. While we may have net income in future periods as the result of non-recurring collaboration revenue, we expect to incur substantial operating losses over the next several years as our clinical trial and drug manufacturing activities increase. As a result, we expect that our accumulated deficit will also increase significantly.

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

We are also aware of a number of companies developing product candidates or selling products directed to the same biological targets that our own product candidates are designed to inhibit. Specifically:

•	we believe that Gilead Sciences, Inc., Amgen Inc., Rhizen Pharmaceuticals S.A, TG Therapeutics, Inc., and GlaxoSmithKline, are conducting clinical trials of drugs that target the delta and/or gamma isoforms of phosphoinositide-3-kinase, or PI3K, which is the target of IPI-145; and

•	many companies are developing product candidates or selling products directed to disease targets such as Bruton’s Tyrosine Kinase (or BTK), Janus Kinase (or JAK), Spleen Tyrosine Kinase (or Syk), B-cell lymphoma 2 (or Bcl-2) or other isoforms of PI3K in the fields of hematology-oncology and inflammation, including in the specific diseases for which we are currently developing IPI-145, or for which we may develop IPI-145, IPI-443 or other PI3K inhibitors in the future, including Pharmacyclics, Inc. through its collaboration with Janssen Biotech, Incyte Corporation, Rigel Pharmaceuticals, Inc., Ono Pharmaceutical Group, Acerta Pharma BV, Celgene Corporation, AbbVie, Inc. and Bayer.

Many of our competitors have:

•	significantly greater financial, technical and human resources than we have, and may be better equipped to discover, develop, manufacture and commercialize product candidates than we are;

•	more extensive experience in preclinical testing and clinical trials, obtaining regulatory approvals and manufacturing and marketing products than we do; and/or

•	product candidates that have been approved, such as ibrutinib, a BTK inhibitor being developed and commercialized by Pharmacyclics, Inc. for the treatment of people with mantle cell lymphoma or chronic lymphocytic leukemia, or are in later-stage clinical development than our own product candidates.

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

As of June 30, 2014, we had approximately $142 million in cash, cash equivalents and available-for-sale securities. We historically have invested these amounts in money market funds, corporate obligations, U.S. government-sponsored enterprise obligations, U.S. Treasury securities and mortgage-backed securities meeting the criteria of our investment policy, which prioritizes the preservation of our capital. Corporate obligations may include obligations issued by corporations in countries other than the United States, including some issues that have not been guaranteed by governments and government agencies. Our investments are subject to general credit, liquidity, market and interest rate risks and instability in the global financial markets. We may realize losses in the fair value of these investments or a complete loss of these investments. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio may have a material adverse effect on our financial results and the availability of cash to fund our operations.

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

To our knowledge, based on the number of shares of our common stock outstanding on June 30, 2014, stockholders holding 5 percent or more of our common stock, as well as our executive officers, directors, and their respective affiliates, owned in the aggregate approximately 56 percent of our common stock. These stockholders have the ability to influence our company through this ownership position. For example, as a result of this concentration of ownership, these stockholders, if acting together, may have the ability to affect the outcome of matters submitted to our stockholders for approval, including the election and removal of directors, changes to our equity compensation plans and any merger or similar transaction. This concentration of ownership may, therefore, harm the market price of our common stock by:

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

INFINITY PHARMACEUTICALS, INC.

Date: August 11, 2014	By:	/s/ LAWRENCE E. BLOCH, M.D., J.D.
Lawrence E. Bloch, M.D., J.D.
Executive Vice President, Chief Financial Officer and Chief Business Officer
(Principal Financial Officer & Principal Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing date	Exhibit Number	Filed with this 10-Q

3.1	Restated Certificate of Incorporation of the Registrant.	10-Q	08/09/07	3.1

3.2	Amended and Restated Bylaws of the Registrant.	8-K	03/17/09	3.1

4.1	Form of Common Stock Certificate.	10-K	03/14/08	4.1

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. Filed herewith.				X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. Filed herewith.				X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.				X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.				X

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. Filed herewith.				X