Form 10-Q
period 2014-09-30
INFINITY PHARMACEUTICALS, INC.
filed 2014-11-10
CIK 1113148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on November 3, 2014: 48,766,883

INFINITY PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$321,257	$68,114
Available-for-sale securities	57,745	145,772
Loan commitment asset, net (note 8)	1,681	—
Prepaid expenses and other current assets	10,032	11,055

Total current assets	390,715	224,941
Property and equipment, net	2,982	4,010
Long-term available-for-sale securities	533	582
Restricted cash	2,162	1,130
Other assets	433	47

Total assets	$396,825	$230,710

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,041	$6,375
Accrued expenses	18,764	9,164
Due to Takeda, current	6,614	6,667
Deferred revenue, current	21,994	—

Total current liabilities	58,413	22,206
Due to Takeda, less current portion	—	6,456
Deferred revenue, less current portion	92,367	—
Other liabilities	529	773

Total liabilities	151,309	29,435
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2014 and December 31, 2013	—	—
Common Stock, $0.001 par value; 100,000,000 shares authorized, and 48,725,249 and 48,227,838 shares issued and outstanding, at September 30, 2014 and December 31, 2013, respectively	49	48
Additional paid-in capital	672,206	650,867
Accumulated deficit	(426,870)	(449,796)
Accumulated other comprehensive income	131	156

Total stockholders’ equity	245,516	201,275

Total liabilities and stockholders’ equity	$396,825	$230,710

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Collaboration revenue	$160,639	$—	$160,639	$—
Operating expenses:
Research and development	44,895	26,857	107,551	73,168
General and administrative	8,042	7,319	21,903	21,424

Total operating expenses	52,937	34,176	129,454	94,592

Income (loss) from operations	107,702	(34,176)	31,185	(94,592)
Other income (expense):
Interest expense	(4,537)	—	(8,615)	—
Investment and other income	52	238	356	737

Total other income (expense)	(4,485)	238	(8,259)	737

Net income (loss)	$103,217	$(33,938)	$22,926	$(93,855)

Earnings (loss) per common share:
Basic	$2.08	$(0.71)	$0.47	$(1.96)

Diluted	$2.03	$(0.71)	$0.46	$(1.96)

Weighted average number of common shares outstanding:
Basic	48,632,888	48,052,939	48,497,305	47,875,706

Diluted	49,735,303	48,052,939	49,533,122	47,875,706

Other comprehensive loss:
Net unrealized holding gains (losses) on available-for-sale securities arising during the period	(31)	117	(25)	30

Comprehensive income (loss)	$103,186	$(33,821)	$22,901	$(93,825)

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2014	2013
Operating activities
Net income (loss)	$22,926	$(93,855)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,367	1,336
Stock-based compensation, including 401(k) match	9,623	9,335
Net amortization of premium/discount on available-for-sale securities	1,128	1,570
Non-cash interest expense on amount Due to Takeda	158	310
Amortization of loan commitment asset	8,615	—
Other, net	25	(2)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	637	(919)
Accounts payable, accrued expenses and other liabilities	12,522	4,787
Due to Takeda	(6,667)	—
Deferred revenue	114,361	—

Net cash provided by (used in) operating activities	164,695	(77,438)
Investing activities
Purchases of property and equipment	(364)	(1,346)
Purchases of available-for-sale securities	(21,789)	(230,599)
Proceeds from sales of available-for-sale securities	—	1,031
Proceeds from maturities of available-for-sale securities	108,711	181,543

Net cash provided by (used in) investing activities	86,558	(49,371)
Financing activities
Proceeds from issuances of common stock related to stock incentive plans	2,973	4,545
Proceeds from issuances of common stock related to employee stock purchase plan	393	—
Restricted cash	(1,030)	—
Deferred transaction costs	(446)	—

Net cash provided by financing activities	1,890	4,545

Net increase (decrease) in cash and cash equivalents	253,143	(122,264)
Cash and cash equivalents at beginning of period	68,114	175,742

Cash and cash equivalents at end of period	$321,257	$53,478

Supplemental schedule of noncash investing and financing activities
Loan commitment asset	$9,850	$—
Facility fee	$1,500	$—
Warrants issued	$8,350	$—

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

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014.

The information presented in the condensed consolidated financial statements and related footnotes at September 30, 2014, and for the three and nine months ended September 30, 2014 and 2013, is unaudited, and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2013 have been derived from our audited financial statements. For further information, please refer to the consolidated financial statements and accompanying footnotes included in our annual report on Form 10-K for the fiscal year ended December 31, 2013, which was filed with the U.S. Securities and Exchange Commission on February 25, 2014.

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

We determine the appropriate classification of marketable securities at the time of purchase and reevaluate such designation at each balance sheet date. We have classified all of our marketable securities at September 30, 2014 and December 31, 2013 as “available-for-sale.” We carry available-for-sale securities at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income, which is a separate component of stockholders’ equity.

We adjust the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. We include such amortization and accretion in investment and other income. The cost of securities sold is based on the specific identification method. We include in investment and other income interest and dividends on securities classified as available-for-sale.

We conduct periodic reviews to identify and evaluate each investment that is in an unrealized loss position to determine whether an other-than-temporary impairment exists. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses on available-for-sale debt securities that are determined to be temporary, and not related to credit loss, are recorded, net of tax, in accumulated other comprehensive income.

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

Basic and Diluted Net Loss per Common Share

Basic net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted net loss per share is based upon the weighted average number of common shares outstanding during the period plus the effect of additional weighted average common equivalent shares outstanding during the period when the effect of adding such shares is dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options and the exercise of outstanding warrants (the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method). In addition, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options. The two-class method is used for outstanding warrants as it is considered to be a participating security and it is more dilutive than the treasury stock method. The following outstanding shares of common stock equivalents were excluded from the computation of net income (loss) per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Stock Options	3,711,997	6,255,772	3,715,825	6,255,772
Warrants (excluded from treasury stock method)	1,000,000	—	1,000,000	—

Basic and diluted earnings (loss) per common share were determined as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except share and per share amounts)
Basic
Net income (loss)	$103,217	$(33,938)	$22,926	$(93,855)
Undistributed earnings allocated to warrants	(2,080)	—	(362)	—

Net income (loss)	$101,137	$(33,938)	$22,564	$(93,855)

Weighted average common shares outstanding	48,632,888	48,052,939	48,497,305	47,875,706

Basic earnings (loss) per common share	$2.08	$(0.71)	$0.47	$(1.96)

Diluted
Net income (loss)	$103,217	$(33,938)	$22,926	$(93,855)
Undistributed earnings allocated to warrants	(2,034)	—	(354)	—

Net income (loss)	$101,183	$(33,938)	$22,572	$(93,855)

Weighted average common shares outstanding	48,632,888	48,052,939	48,497,305	47,875,706
Effect of dilutive options	1,102,415	—	1,035,817	—

Weighted average common shares outstanding assuming dilution	49,735,303	48,052,939	49,533,122	47,875,706

Diluted earnings (loss) per common share	$2.03	$(0.71)	$0.46	$(1.96)

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) is comprised of unrealized holding gains and losses arising during the period on available-for-sale securities that are not other-than-temporarily impaired. During the nine months ended September 30, 2014, there were no reclassifications out of accumulated other comprehensive income (loss).

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

Revenue Recognition

To date, all of our revenue has been generated under research collaboration agreements. The terms of these research collaboration agreements may include payment to us of non-refundable, upfront license fees, funding or reimbursement of research and development efforts, milestone payments if specified objectives are achieved, and/or royalties on product sales. We evaluate all deliverables within an arrangement to determine whether or not they provide value on a stand-alone basis. Based on this evaluation, the deliverables are separated into units of accounting. For each unit of accounting identified within an arrangement, we determine the period over which the performance obligation occurs. Revenue is then recognized using the proportional performance method. The proportional performance method is used when the level of effort to complete the performance obligations under an arrangement can be reasonably estimated. We recognize revenue based upon our best estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. The process for determining the best estimate of the selling price involves significant judgment and estimates.

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

Research and Development Expense

Research and development expense consists of expenses incurred in performing research and development activities, including salaries and benefits, overhead expenses including facilities expenses, materials and supplies, preclinical expenses, clinical trial and related clinical manufacturing expenses, comparator drug expenses, stock-based compensation expense, depreciation of equipment, contract services, and other outside expenses. We also include as research and development expense upfront license payments related to acquired technologies which have not yet reached technological feasibility and have no alternative use. We expense research and development costs as they are incurred. Prepaid comparator drug expenses are capitalized and then recognized as expense when title transfers to us. We have been a party to collaboration agreements in which we were reimbursed for work performed on behalf of the collaborator, as well as one in which we reimbursed the collaborator for work it had performed. We record all appropriate expenses under our collaborations as research and development expense. If the arrangement provides for reimbursement of research and development expenses we record the reimbursement as revenue. If the arrangement provides for us to reimburse the collaborator for research and development expenses or achieving a development milestone for which a payment is due, as was the case with our agreement with Intellikine, Inc., or Intellikine, we record the reimbursement or the achievement of the development milestone as research and development expense. In January 2012, Intellikine was acquired by Takeda Pharmaceutical Company Limited, or Takeda, acting through its Millennium business unit. We refer to our phosphoinositide-3-kinase, or P13K, program licensor as Takeda.

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

Due to the uncertainty surrounding the realization of the net deferred tax assets in future periods, we have recorded a full valuation allowance against our otherwise recognizable net deferred tax assets as of September 30, 2014 and December 31, 2013.

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

We value our available-for-sale securities utilizing third party pricing services. The pricing services use many observable market inputs to determine value, including benchmark yields, reportable trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, new issue data, monthly payment information and collateral performance. We validate the prices provided by our third party pricing services by understanding the models used, obtaining market values from other pricing sources, and confirming that those securities trade in active markets. We value the balance of the release payment due to Takeda based on a discounted cash flow model.

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

4. Stock-Based Compensation

Total stock-based compensation expense, related to all equity awards, for the three and nine months ended September 30, 2014 and 2013 comprised the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Effect of stock-based compensation on net loss by line item:
Research and development	$1,760	$1,599	$5,736	$4,618
General and administrative	1,172	1,660	3,887	4,717

As of September 30, 2014, we had approximately $19.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options and awards under our ESPP, which are expected to be recognized over a weighted-average period of 2.4 years.

Stock Options

During the nine months ended September 30, 2014, we granted options to purchase 1,532,384 shares of our common stock at a weighted-average fair value of $7.43 and a weighted-average exercise price of $12.57. During the nine months ended September 30, 2013, we granted options to purchase 1,371,094 shares of our common stock at a weighted-average fair value of $18.35 and a weighted-average exercise price of $33.09. For the three and nine months ended September 30, 2014 and 2013, the fair values were estimated using the Black-Scholes valuation model using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Risk-free interest rate	1.7%	1.3%	1.7%	0.9%
Expected annual dividend yield	—	—	—	—
Expected stock price volatility	69.8%	71.3%	70.9%	63.2%
Expected term of options	5.0 years	4.7 years	5.1 years	4.9 years

During the nine months ended September 30, 2014, options to purchase 421,540 shares of common stock were exercised, with a weighted-average exercise price of $7.05.

Employee Stock Purchase Plan

The weighted-average fair value of each purchase right granted during the nine months ended September 30, 2014 and 2013 was $5.66 and $8.68, respectively. For the nine months ended September 30, 2014 and 2013, the fair values were estimated using the Black-Scholes valuation model using the following weighted-average assumptions:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Risk-free interest rate	0.3%	0.3%
Expected annual dividend yield	—	—
Expected stock price volatility	66.7%	91.5%
Expected term of options	1.25 years	1.25 years

5. Cash, Cash Equivalents and Available-for-Sale Securities

The following is a summary of cash, cash equivalents and available-for-sale securities:

	September 30, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents due in 90 days or less	$321,257	$—	$—	$321,257
Available-for-sale securities:
Corporate obligations due in one year or less	42,141	18	(2)	42,157
Mortgage-backed securities due after ten years	426	107	—	533
U.S. government-sponsored enterprise obligations due in one year or less	15,580	8	—	15,588

Total available-for-sale securities	58,147	133	(2)	58,278

Total cash, cash equivalents and available-for-sale securities	$379,404	$133	$(2)	$379,535

	December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents due in 90 days or less	$68,114	$—	$—	$68,114
Available-for-sale securities:
Corporate obligations due in one year or less	103,889	18	(16)	103,891
Corporate obligations due in one to five years	13,513	32	—	13,545
Mortgage-backed securities due after ten years	478	104	—	582
U.S. government-sponsored enterprise obligations due in one year or less	24,144	13	—	24,157
U.S. government-sponsored enterprise obligations due in one to five years	4,174	5	—	4,179

Total available-for-sale securities	146,198	172	(16)	146,354

Total cash, cash equivalents and available-for-sale securities	$214,312	$172	$(16)	$214,468

We held three debt securities at September 30, 2014 that had been in an unrealized loss position for less than 12 months and no debt securities that had been in an unrealized loss position for 12 months or greater. The fair value on these securities was $6.9 million. We evaluated our securities for other-than-temporary impairments based on quantitative and qualitative factors. We considered the decline in market value for these three securities to be primarily attributable to current economic and market conditions. It is not more likely than not that we will be required to sell these securities, and we do not intend to sell these securities before the recovery of their amortized cost bases. Based on our analysis, we do not consider these investments to be other-than-temporarily impaired as of September 30, 2014.

As of September 30, 2014, we held ten debt securities from financial institutions and other companies located in France, the Netherlands, the United Kingdom, Japan, Switzerland, Canada, Singapore and Sweden with a fair value of $27.5 million. There were no material unrealized losses incurred by these securities.

We had no material realized gains or losses on our available-for-sale securities for the three and nine months ended September 30, 2014 and 2013. There were no other-than-temporary impairments recognized for the three and nine months ended September 30, 2014 and 2013.

6. Fair Value

We use a valuation hierarchy for disclosure of the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs, which we consider the highest level inputs, are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. The classification of a financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. For our fixed income securities, we reference pricing data supplied by our custodial agent and nationally known pricing vendors, using a variety of daily data sources, largely readily-available market data and broker quotes. We validate the prices provided by our third party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our pricing services as of September 30, 2014 and December 31, 2013.

The following table provides the assets carried at fair value measured on a recurring basis as of September 30, 2014:

	Level 1	Level 2
	(in thousands)
Cash and cash equivalents	$320,507	$750
Corporate obligations (including commercial paper)	—	42,157
Mortgage-backed securities	—	533
U.S. government-sponsored enterprise obligations	—	15,588

Total	$320,507	$59,028

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

The amount due to Takeda is recorded at its carrying value at September 30, 2014. The fair value of the amount due to Takeda, a Level 2 measurement, was approximately $6.6 million as of September 30, 2014 and was determined using a discounted cash flow model and based on an interest rate we would be charged for a similar loan as of September 30, 2014 (see note 7).

The carrying amounts reflected in the condensed consolidated balance sheets for prepaid expenses and other current assets, other assets, accounts payable and accrued expenses approximate their fair value due to their short term maturities.

There have been no changes to the valuation methods during the nine months ended September 30, 2014. We evaluate transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1 and Level 2 during the nine months ended September 30, 2014. We had no available-for-sale securities that were classified as Level 3 at any point during the nine months ended September 30, 2014 or during the year ended December 31, 2013.

7. Collaborations

AbbVie

On September 2, 2014, we entered into a collaboration and license agreement with AbbVie Inc., or AbbVie, which we refer to as the AbbVie Agreement. Under the AbbVie Agreement, we will collaborate with AbbVie to develop and commercialize products containing duvelisib, which we refer to as Duvelisib Products, in oncology indications. Under the terms of the AbbVie Agreement, we have granted to AbbVie licenses under applicable patents, patent applications, know-how and trademarks to develop, commercialize and manufacture Duvelisib Products in oncology indications. These licenses are generally co-exclusive with rights we retain, except that we have granted AbbVie exclusive licenses to commercialize Duvelisib Products outside the United States. We and AbbVie retain the rights to perform our respective obligations and exercise our respective rights under the AbbVie Agreement, and we and AbbVie may each grant sublicenses to affiliates or third parties.

Under the AbbVie Agreement, we and AbbVie have created a governance structure, including committees and working groups to manage the development, manufacturing and commercialization responsibilities for Duvelisib Products. Generally, we and AbbVie must mutually agree on decisions, although in specified circumstances either we or AbbVie would be able to break a deadlock.

We and AbbVie share oversight of development and have each agreed to use diligent efforts, as defined in the AbbVie Agreement, to carry out our development activities under an agreed upon development plan. We have primary responsibility for the conduct of development of Duvelisib Products, except that AbbVie has responsibility for the conduct of certain contemplated combination clinical studies, which we refer to as the AbbVie Studies. We have the responsibility to manufacture Duvelisib Products until we transition manufacturing responsibility to AbbVie, which we expect to occur as promptly as practicable while ensuring continuity of supply. Excluding the AbbVie Studies, we are responsible for all costs to develop and manufacture Duvelisib Products up to a maximum amount of $667 million after which we will share Duvelisib Product development and manufacturing costs equally with AbbVie. The development and manufacturing costs for the AbbVie Studies will be shared equally.

We and AbbVie share operational responsibility and decision making authority for commercialization of Duvelisib Products in the United States. Specifically, we have the primary responsibility for advertising, distribution, and booking sales, and we share certain other commercialization functions with AbbVie. Assuming regulatory approval, we and AbbVie will each provide half of the sales representative effort to promote Duvelisib Products in the United States. Outside the United States, AbbVie has, with limited exceptions, operational responsibility and decision making authority to commercialize Duvelisib Products. We and AbbVie will share the cost of manufacturing and supply for commercialization of Duvelisib Products in the United States and AbbVie will bear the cost of manufacturing and supply for commercialization of Duvelisib Products outside the United States. Prior to commercialization and regulatory approval, we will recognize these costs as a component of research and development and general and administrative expenses. Subsequent to regulatory approval and commercial launch, the cost of manufacturing will be recorded as cost of goods sold.

AbbVie has paid us a non-refundable $275 million upfront payment and has agreed to pay us up to $530 million in potential future milestone payments comprised of $130 million associated with the achievement of a specified clinical development milestone, up to $275 million associated with the achievement of specified regulatory filing and approval milestones, and up to $125 million associated with the achievement of specified commercialization milestones. Under the terms of the AbbVie Agreement, we and AbbVie will equally share commercial profits or losses of Duvelisib Products in the United States, including sharing equally the existing royalty obligations to Mundipharma International Corporation Limited, or Mundipharma, and Purdue Pharmaceutical Products L.P., or Purdue, for sales of Duvelisib Products in the United States, as well as sharing equally the existing U.S. milestone payment obligations to Takeda. Additionally, AbbVie has agreed to pay us tiered royalties on net sales of Duvelisib Products outside the United States ranging from 23.5% to 30.5%, depending on annual net sales of Duvelisib Products by AbbVie, its affiliates and its sublicensees. We are responsible for the existing royalty obligations to Mundipharma and Purdue outside the United States and to Takeda worldwide, and AbbVie has agreed to reimburse us for our existing Duvelisib Product milestone payment obligations to Takeda outside the United States. The tiered royalty from AbbVie is subject to a reduction of 4% at each tier if our royalties to Mundipharma and Purdue are reduced according to the terms of our respective agreements with them. This tiered royalty can further be reduced based on specified factors, including patent expiry, generic entry, and royalties paid to third parties with blocking intellectual property. These royalties are payable on a product-by-product and country-by-country basis until AbbVie ceases selling the product in the country.

We have evaluated the deliverables within the AbbVie Agreement to determine whether or not they provide value on a standalone basis. Based on our evaluation, we have determined that there are three deliverables: the license, the development services and the committee services, and each provides value on a stand-alone basis and represents a separate unit of accounting. We determined the best estimate of selling price for each unit of accounting using a discounted cash-flow model. The valuation for each deliverable involves significant estimates and assumptions, including but not limited to, expected market opportunity, assumed royalty rates, pricing objectives, clinical trial timelines, likelihood of success and projected costs. The resulting estimate of selling prices for the license and development services consider the benefits that have been retained by the Company.

Of the $275 million upfront payment received during the three months ended September 30, 2014, $159.1 million was allocated to the license, $115.6 million to the development services and $0.3 million to committee services. We recognized license revenue upon execution of the arrangement. Revenue related to development services and committee services are being recognized using the proportionate performance method as services are provided over the estimated service period of approximately five years. During the three and nine months ended September 30, 2014, we recognized $159.1 million of revenue related to the license and $1.5 million of revenue related to development and committee services. We have recorded the remaining amount of $114.4 million related to development and committee services as deferred revenue as of September 30, 2014.

The development, regulatory and commercialization milestones represent non-fundable amounts that would be paid by AbbVie to us if certain milestones are achieved in the future. We have elected to apply the milestones method of revenue recognition to these milestones. We have determined that all milestones, except for the first milestone, if achieved, are substantive as they relate solely to past performance, are commensurate with estimated enhancement of value associated with the achievement of each milestone as a result of our performance, which are reasonable relative to other deliverables and terms of the arrangement, and are unrelated to the delivery of any further elements under the arrangement. The clinical development milestone, which we have determined not to be substantive based on risk and effort involved, will be recognized using the same method as the upfront payment when achieved.

Subject to limited exceptions, we have agreed that we and our affiliates will not commercialize, or assist others in commercializing, in oncology indications any product that is a PI3K delta, gamma inhibitor that meets certain agreed-to criteria, other than Duvelisib Products, and AbbVie has agreed to similar restrictions. Registration directed clinical trials and commercialization of Duvelisib Products for uses outside of oncology indications would require our and AbbVie’s mutual consent.

The AbbVie Agreement will remain in effect until all development, manufacturing and commercialization of Duvelisib Products cease, unless terminated earlier. Either we or AbbVie may terminate the AbbVie Agreement if the other party is subject to certain insolvency proceedings or if the other party materially breaches the AbbVie Agreement and the breach remains uncured for a specified period, which may be extended in certain circumstances. However, we may terminate the AbbVie Agreement only on a country by country basis in the event AbbVie is not using diligent efforts to obtain regulatory approval or to commercialize Duvelisib Products in a country outside the United States. AbbVie may also terminate the AbbVie Agreement for convenience after a specified notice period. In the event there is a material uncured breach by either us or AbbVie of development or commercialization obligations, the non-breaching party may also have the right to assume and conduct such applicable development or commercialization obligations. If AbbVie or any of its affiliates or sublicensees challenges the patents we have licensed to AbbVie, we can terminate the AbbVie Agreement if the challenge is not withdrawn after a specified notice period.

If the AbbVie Agreement is terminated, we would receive all rights to the regulatory filings related to duvelisib upon our request, our license to AbbVie would terminate, and AbbVie would grant us a perpetual, irrevocable license to develop, manufacture and commercialize products containing duvelisib, excluding any compound which is covered by patent rights controlled by AbbVie or its affiliates. This license would be royalty free, unless the AbbVie Agreement is terminated for material breach, in which case, depending on the breaching party and the timing of the material breach, a royalty rate may be payable by us ranging from a low single-digit percentage to a low double-digit percentage of net sales, and, in some cases, subject to a payment cap.

If the AbbVie Agreement is terminated, there are certain wind-down obligations to ensure a smooth transition of the responsibilities of the parties including, unless the AbbVie Agreement is terminated by AbbVie for our material breach, the continued conduct of certain development and commercialization activities by AbbVie for a limited transition period and the continued funding by AbbVie of its half of the cost of the AbbVie Studies ongoing at the time of termination.

Takeda

In July 2010, we entered into a development and license agreement with Intellikine, under which we obtained rights to discover, develop and commercialize pharmaceutical products targeting the delta and/or gamma isoforms of PI3K, including duvelisib, and we paid Intellikine a $13.5 million up-front license fee. In January 2012, Intellikine was acquired by Takeda, acting through its Millennium business unit. We refer to our PI3K program licensor as Takeda. In December 2012, we amended and restated our development and license agreement with Takeda.

Under the terms of the amended and restated agreement, we retained worldwide development rights and, in exchange for an agreement to pay Takeda $15 million in installments, we regained commercialization rights for products arising from the agreement for all therapeutic indications and are solely responsible for research conducted under the agreement. During the year ended December 31, 2012, we paid $1.7 million of the $15 million, and we recorded the $15 million release payment at its fair value of $14.4 million in research and development expenses. During the nine months ended September 30, 2014, we paid to Takeda the second installment of $6.7 million. The remaining amount is due in January 2015, which we recorded as short-term liability due to Takeda on our condensed consolidated balance sheet.

In addition to developing duvelisib, we are seeking to develop our second potent, oral PI3K delta, gamma inhibitor product candidate, IPI-443, and we are seeking to identify additional novel inhibitors of PI3K-delta and/or PI3K-gamma for future development. We are obligated to pay to Takeda up to $5 million in remaining success-based milestone payments for the development of two distinct product candidates and up to $450 million in success-based milestones for the approval and commercialization of two distinct products. In February 2014, we paid Takeda a $10 million milestone payment in connection with the initiation of our Phase 3 study of duvelisib in patients with relapsed or refractory chronic lymphocytic leukemia, or CLL. We recognized the $10 million payment as research and development expense during the nine months ended September 30, 2014. In addition, we are obligated to pay Takeda tiered royalties on worldwide net sales ranging from 7% to 11% upon successful commercialization of products described in the agreement. Such royalties are payable until the later to occur of the expiration of specified patent rights and the expiration of non-patent regulatory exclusivities in a country, subject to reduction of the royalties, and, in certain circumstances, limits on the number of products subject to a royalty obligation.

The amended and restated agreement expires on the later of the expiration of certain patents and the expiration of the royalty payment terms for the products, unless earlier terminated. Either party may terminate the agreement on 75 days’ prior written notice if the other party materially breaches the agreement and fails to cure such breach within the applicable notice period, provided that the notice period is reduced to 30 days where the alleged breach is non-payment. Takeda may also terminate the agreement if we are not diligent in developing or commercializing the licensed products and do not, within three months after notice from Takeda, demonstrate to Takeda’s reasonable satisfaction that we have not failed to be diligent. The foregoing periods are subject to extension in certain circumstances. Additionally, Takeda may terminate the agreement upon 30 days’ prior written notice if we or a related party bring an action challenging the validity of any of the licensed patents, provided that we have not withdrawn such action before the end of the 30-day notice period. We may terminate the agreement at any time upon 180 days’ prior written notice. The agreement also provides for customary reciprocal indemnification obligations of the parties.

On July 29, 2014, we entered into an amendment to our agreement with Takeda, or the 2014 Takeda Amendment. Under the 2014 Takeda Amendment, we paid to Takeda a one-time upfront payment of $5 million in exchange for the option to terminate our royalty obligations to Takeda under the amended and restated agreement solely with respect to worldwide net sales in oncology indications of products containing or comprised of duvelisib. The option may be exercised by payment to Takeda of a fee of $52.5 million on or before March 31, 2015. If the option is not exercised, our royalty obligations to Takeda will remain unchanged. We recognized the $5 million upfront payment as research and development expense during the three months ended September 30, 2014 as there is no alternative future use beyond the existing research and development activities.

FAAH Program License

In August 2014, we licensed rights to our fatty acid amide hydrolase, or FAAH program, to FAAH Pharma Inc., or FAAH Pharma, a start-up company pursuing the clinical development of IPI-940 to investigate its potential to treat neuropathic pain. We received a 23% ownership in FAAH Pharma in exchange for the license. FAAH Pharma receives funding from TVM Life Science Ventures VII, L.P., or TVM, under potential milestone payments. We have elected to use the carryover basis of measurement and no gain or loss is recognized related to this transaction.

Mundipharma and Purdue

Strategic Alliance Termination Agreements

On July 17, 2012, we terminated our strategic alliance with Mundipharma International Corporation Limited, or Mundipharma, and Purdue Pharmaceutical Products L.P., or Purdue, and we entered into termination and revised relationship agreements with each of those entities, which we refer to as the 2012 Termination Agreements. We considered Mundipharma, Purdue and their respective associated entities to be related parties for financial reporting purposes prior to April 2013 because of their equity ownership in us. The strategic alliance was previously governed by strategic alliance agreements that we entered into with each of Mundipharma and Purdue in November 2008. The strategic alliance agreement with Purdue was focused on the development and commercialization in the United States of products targeting FAAH. The strategic alliance agreement with Mundipharma was focused on the development and commercialization outside of the United States of all products and product candidates that inhibit or target the Hedgehog pathway, FAAH, PI3K, and product candidates arising out of our early discovery projects in all disease fields.

Under the terms of the 2012 Termination Agreements:

•	All intellectual property rights that we had previously licensed to Mundipharma and Purdue to develop and commercialize products under the previous strategic alliance agreements terminated, with the result that we have worldwide rights to all product candidates that had previously been covered by the strategic alliance.

•	We have no further obligation to provide research and development services to Mundipharma and Purdue as of July 17, 2012.

•	Mundipharma and Purdue have no further obligation to provide research and development funding to us. Under the strategic alliance, Mundipharma was obligated to reimburse us for research and development expenses we incurred, up to an annual aggregate cap for each strategic alliance program other than FAAH. We did not record a liability for amounts previously funded by Purdue and Mundipharma as this relationship was not considered a financing arrangement.

•	We are obligated to pay Mundipharma and Purdue a 4% royalty in the aggregate, subject to reduction as described below, on worldwide net sales of products that were covered by the alliance until such time as they have recovered approximately $260 million, representing the research and development funding paid to us for research and development services performed by us through the termination of the strategic alliance. After this cost recovery, our royalty obligations to Mundipharma and Purdue will be reduced to a 1% royalty on net sales in the United States of products that were previously subject to the strategic alliance. All payments are contingent upon the successful commercialization of products that were subject to the alliance, which products require significant further development. As such, there is significant uncertainty about whether any such products will ever be approved or commercialized. If no products are commercialized, no payments will be due by us to Mundipharma and Purdue; therefore, no amounts have been accrued.

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

8. Debt Facility Agreement

On February 24, 2014, we entered into a facility agreement with affiliates of Deerfield Management Company, L.P., or Deerfield, pursuant to which, Deerfield agreed to loan us up to $100 million, subject to the terms and conditions set forth in the facility agreement. On September 22, 2014, we amended the facility agreement with Deerfield such that the maximum principal amount that we may draw down is reduced to $50 million. We refer to the facility agreement with Deerfield, as amended, as the Facility Agreement.

Under the terms of the Facility Agreement, we may draw down on the Facility Agreement in $25 million minimum disbursements, which we refer to as the Loan Commitment, at any time on 22 business days prior notice until February 27, 2015, which we refer to as the Draw Period. Our ability to draw down under the Facility Agreement is subject to various customary conditions, including the entry into a Guaranty and Security Agreement, or Guaranty, with Deerfield and Infinity Discovery, Inc., or IDI, our a wholly-owned subsidiary, pursuant to which, as security for the repayment of our obligations under the Facility Agreement, IDI will guaranty all our obligations under the Facility Agreement and, to secure the obligations under the Facility Agreement and the Guaranty, both we and IDI will grant to Deerfield a security interest in substantially all our assets including intellectual property.

Any amounts drawn under the Facility Agreement accrue interest at a rate of 7.95% per annum, and such interest shall be payable quarterly in arrears on the first day of each June, September, December and March following the disbursement date, provided that, subject to the next sentence, during the first five interest payment dates of any draw under the Facility Agreement, we may elect to pay all or a portion of such accrued interest by adding it to the principal amount outstanding. All such accrued interest will, regardless of which draw it applies to, be payable on the last business day of the sixth calendar quarter following the date of the first draw under the Facility Agreement. We have the right to terminate the Facility Agreement and/or to prepay amounts owed under the Facility Agreement at any time, provided that, to the extent that any amount was drawn less than three years before such early termination or prepayment, we will be required to pay an additional amount equal to three years of interest on the amount being prepaid less the amount of interest previously paid on such amount. For amounts drawn under the Facility Agreement, we will be required to repay them to Deerfield in installments equal to one-third of the outstanding amount of the total principal amount drawn under the Facility Agreement on each of the third, fourth and fifth anniversaries of the first draw; the final payment, however, must be made by December 15, 2019. On February 27, 2015, or upon the earlier termination or acceleration of the facility, we are required to pay a fee equal to three percent of the difference between the $50 million commitment and the aggregate amount of disbursements under the Facility Agreement made prior to such date, which we refer to as the Facility Fee. As of September 30, 2014, we have not drawn under the Facility Agreement and have determined it probable that we will be required to pay the full Facility Fee amount of $1.5 million on February 27, 2015. We have recorded the full $1.5 million Facility Fee on the September 30, 2014 condensed consolidated balance sheet as a component of both the loan commitment asset and accrued expenses line items. The loan commitment asset is being amortized to interest expense in the condensed consolidated statements of operations and comprehensive loss on a straight line basis over the Draw Period.

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

Our total cost of securing the Loan Commitment was $11.8 million and is comprised of $8.4 million representing the fair value of the 1,000,000 warrants issued on February 24, 2014, discussed below; $3 million representing the Facility Fee; and $0.4 million of transaction costs. As a result of the amendment of the Facility Agreement, we reduced the Facility Fee by 50%, or $1.5 million and recorded a corresponding decrease in the loan commitment asset. In addition, since our borrowing capacity was reduced by 50%, the remaining loan commitment asset outstanding as of September 22, 2014 was also reduced by 50% resulting in an additional expense of $1.8 million during the three months ended September 30, 2014. The total fair value, a Level 2 measurement, is considered a Loan Commitment Asset which has been classified as a current asset on the September 30, 2014 condensed consolidated balance sheets. This amount is considered a fee to secure the Loan Commitment and is being amortized to interest expense in the three and nine months ended September 30, 2014 condensed consolidated statements of operations and comprehensive loss on a straight line basis over the Draw Period. We recorded $4.5 million and $8.6 million of interest expense associated with the amortization and write-off of the loan commitment asset pursuant to the modification of the facility for the three and nine months ended September 30, 2014, respectively.

In connection with the execution of the Facility Agreement, we issued to Deerfield warrants to purchase an aggregate of 1,000,000 shares of common stock at an exercise price of $13.83 per share, or the Initial Warrants. As noted above, pursuant to the Facility Agreement, we have the right to request from Deerfield one or more cash disbursements in the minimum amount of $25 million per disbursement, which disbursements shall be accompanied by the issuance to Deerfield of warrants, which we refer to as the Draw Warrants, to purchase an aggregate number of shares of common stock equal to 50% times the quotient of the amount of such disbursement divided by an exercise price equal to the average daily volume weighted average price per share of our common stock for a period of 20 consecutive trading days following Deerfield’s receipt of the applicable disbursement request. We refer to the Initial Warrants and the Draw Warrants individually as a Warrant or together as the Warrants. The maximum number of shares of our common stock issued or issuable pursuant to all Warrants and payments made in our common stock under the Facility Agreement is 9,500,000, subject to appropriate adjustment to reflect any stock splits, stock combination, reclassification or similar adjustments in the number of outstanding shares of common stock. The Warrants have dividend rights to the same extent as if the Warrants were exercised into shares of common stock.

Each Warrant expires on the seventh anniversary of its issuance and contains certain limitations that prevent the holder from acquiring shares upon exercise of a Warrant that would result in the number of shares beneficially owned by it exceeding 9.985% of the total number of shares of common stock then issued and outstanding.

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

9. Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2014	December 31, 2013
	(in thousands)
Accrued compensation and benefits	$7,041	$1,839
Accrued clinical studies	4,372	4,009
Accrued drug manufacturing costs	2,368	991
Accrued preclinical studies	432	303
Facility fee	1,500	—
Other	3,051	2,022

Total accrued expenses	$18,764	$9,164

10. Lease

On September 25, 2014, we entered into a lease agreement, or the Lease, with BHX, LLC, as trustee of 784 Realty Trust, or the Landlord, for the lease of office space at 784 Memorial Drive, Cambridge, Massachusetts. The term of the Lease commences on November 1, 2014, which we refer to as the Commencement Date, and expires on March 31, 2025, or the Expiration Date, approximately ten years after the Commencement Date. Pursuant to the Lease, on the Commencement Date we have agreed to lease 61,000 square feet of the leased premises, which represents the entire building.

From the Commencement Date until April 1, 2015, the total base rent of the Lease will be $0.00 per month. From April 1, 2015 through March 31, 2020, the total base rent of the Lease will be $170,291.67 per month. From April 1, 2020 until the Expiration Date, the total base rent of the Lease will be $190,625.00 per month. In addition to the base rent, we are also responsible for our share of the operating expenses, utility costs and real estate taxes, in accordance with the terms of the Lease. Pursuant to the terms of the Lease, we must provide a security deposit in cash or in the form of a letter of credit in the initial amount $1 million, which may be reduced by up to $750,000 over time in accordance with the terms of the Lease. The Landlord has agreed to pay up to $5,856,100 for certain updates and repairs to be made to the Leased Premises. We are responsible for the construction and bear the risk of cost over-runs.

We have two consecutive rights to extend the term of the Lease for five years under each extension, provided that we provide notice to the Landlord no earlier than 18 months nor later than 12 months prior to expiration of the Lease. The base rent for each extension term shall be equal to 95% of the then fair market base rent per square foot for the premises.

The Lease contains customary provisions allowing the Landlord to terminate the lease if we fail to remedy a default of any of its obligations under the Lease within specified time periods or upon bankruptcy or insolvency of us.

Upon lease commencement, the building will undergo construction to suit our future needs. We will be involved in the construction project, including having responsibility to pay for a portion of the structural elements of the building and bear the risk of cost over-runs, and therefore we will be deemed for accounting purposes to be the owner of the building during the construction period. Accordingly, we will determine the fair value of the building and record it as an asset on our condensed consolidated balance sheet in November 2014, when the construction and lease commences. We will record project construction costs as an asset during the construction period and a corresponding construction financing obligation on the condensed consolidated balance sheets.

We expect to bifurcate our future lease payments into a portion that is allocated to the building and a portion that is allocated to the land on which the building is located. The portion of the lease obligations allocated to the land will be treated for accounting purposes as an operating lease commencing in November 2014.

The rent commencement date is April 1, 2015, which provides us a rent free period of five months. Upon signing the lease agreement on September 25, 2014, we paid the first month’s rent in the amount of $170,291, which we have recorded as a prepaid expense on the accompanying condensed consolidated balance sheets. In addition, we provided a letter of credit in the amount of $1.0 million to our landlord as security for the lease. The letter of credit plus the associated bank fee of $30,000 has been recorded in our accompanying condensed consolidated balance sheets as restricted cash.

Future minimum payments, excluding operating costs and taxes, under the Lease, are as follows:

Facility Leases
(in thousands)
Years Ending December 31:
2015	$1,362
2016	2,044
2017	2,044
2018	2,044
2019	2,044
2020 and beyond	11,947

Total minimum lease payments	$21,485

11. Subsequent Event

On November 6, 2014, we entered into a Seventh Amendment to Lease, or the Lease Amendment, by and between us and ARE-770/784/790 Memorial Drive, LLC, or the Landlord, which amends that Lease Agreement originally dated July 2, 2002, as amended to date, which we refer to as the Original Lease. We shall refer to the Original Lease together with the Lease Amendment as the Memorial Drive Lease. We shall refer to the area rented under the Memorial Drive Lease as the Premises.

Under the Lease Amendment: (i) the Premises consist of 54,861 square feet, of which 3,861 square feet are located at 790 Memorial Drive, or the 790 Premises; we surrendered 13,159 square feet of the previously leased 17,020 square feet at the 790 Premises; (ii) we have extended the base term of the Memorial Drive Lease through March 31, 2025; and (iii) we have two separate five-year options to extend the term of the Memorial Drive Lease to 2035 on the same terms and conditions (other than with respect to base rent or any work letter). The Memorial Drive Lease provides that we shall continue to pay the base rent as provided in the Original Lease until January 31, 2016. The base rent shall then increase to $69.00 per square foot of the Premises on February 1, 2016 and again to $70.00 per square foot of the Premises on February 1, 2018. The Memorial Drive Lease provides that no base rent for the Premises shall be due (i) for the period commencing on February 1, 2015 through July 31, 2015, (ii) for the period commencing on February 1, 2016 through February 29, 2016, (iii) for the period commencing on February 1, 2017 through February 28, 2017, and (iv) for the period commencing on February 1, 2018 through February 28, 2018. We have also received a base building allowance of $1,097,220, or $20.00 per square foot, for the design and construction of capital improvements to the 780 Premises and a tenant improvement allowance of $1,920,135, or $35.00 per square foot, for the design and construction of additional alterations to the Premises.

We are currently evaluating the accounting for this transaction, which will be reflected in our Form 10-K for the fiscal year ending December 31, 2014.

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

Business Overview

We are an innovative biopharmaceutical company dedicated to discovering, developing and delivering best-in-class medicines to patients with difficult-to-treat diseases. We combine proven scientific expertise with a passion for developing novel small molecule drugs that target emerging disease pathways. Our most advanced product candidate is duvelisib, also known as IPI-145, an oral inhibitor of the delta and gamma isoforms of phosphoinositide-3-kinase, or PI3K, which is currently being evaluated in hematologic malignancies and inflammatory diseases. In addition to duvelisib, we have a second PI3K product candidate which we refer to as IPI-443 as well as a dedicated discovery research program with a goal of generating new product candidates.

Research and Development Programs

PI3 Kinase Inhibitor Program

The PI3Ks are a family of enzymes involved in multiple cellular functions, including cell proliferation and survival, cell differentiation, cell migration and immunity. The PI3K-delta and PI3K-gamma isoforms are preferentially expressed in white blood cells, where they have distinct and mostly non-overlapping roles in immune cell development and function. Targeting PI3K-delta and PI3K-gamma may provide multiple opportunities to develop differentiated therapies for the treatment of hematologic malignancies and inflammatory diseases. Our lead product candidate, duvelisib, is an oral inhibitor of Class I PI3K-delta and PI3K-gamma. We are investigating duvelisib in both hematologic malignancies and inflammatory diseases. We believe that duvelisib is the only inhibitor of PI3K-delta and gamma being investigated in Phase 3 clinical trials.

Hematologic Malignancies

We are conducting DUETTSTM (Duvelisib Trials in Hematologic Malignancies), a worldwide investigation of duvelisib in blood cancers. As part of the DUETTS program, we are conducting DYNAMOTM, a Phase 2, open-label, single arm study evaluating the safety and efficacy of duvelisib dosed at 25mg twice daily, or BID, in approximately 120 patients with indolent non-Hodgkin lymphoma, or iNHL, including follicular lymphoma, marginal zone lymphoma and small lymphocytic lymphoma, or SLL, whose disease is refractory to radioimmunotherapy or both rituximab and chemotherapy. Patients enrolled in the study must have progressed within six months of receiving their last therapy. The primary endpoint of the study is response rate according to the International Working Group Criteria, or IWGC. The FDA has granted orphan drug designation to duvelisib for the potential treatment of follicular lymphoma, the most common subtype of iNHL. We intend to expand the DUETTS program in lymphoma in 2014 with the initiation of DYNAMO+R, a Phase 3 study of duvelisib in combination with rituximab, a monoclonal antibody therapy, in patients with previously treated follicular lymphoma as well as the initiation of a Phase 1b/2 clinical study of duvelisib in combination with obinutuzumab, a monoclonal antibody treatment, or rituximab, in patients with previously untreated iNHL.

Additionally, under the DUETTS program we are enrolling patients in DUOTM, a Phase 3 study of duvelisib in patients with chronic lymphocytic leukemia, or CLL. This randomized study is designed to evaluate the safety and efficacy of duvelisib dosed at 25 mg BID compared to ofatumumab, a monoclonal antibody therapy, in approximately 300 patients with relapsed or refractory CLL. The primary endpoint of the study is progression-free survival. The FDA and the European Medicines Agency, or EMA, have granted orphan drug designation to duvelisib for the potential treatment of CLL and SLL. We intend to further expand the DUETTS program in CLL in 2014 with the initiation of a Phase 1b trial of duvelisib in combination with obinutuzumab in CLL patients whose disease has progressed following treatment with a Bruton’s tyrosine kinase, or BTK, inhibitor.

These trials are supported by data from our ongoing Phase 1, open-label, dose-escalation study designed to evaluate the safety, pharmacokinetics and clinical activity of duvelisib in patients with advanced hematologic malignancies. The dose-escalation portion of the trial is complete, with the maximum tolerated dose defined at 75 mg BID. We are continuing to evaluate duvelisib across two 25mg BID expansion cohorts in patients with relapsed/refractory CLL, iNHL and mantle cell lymphoma, or MCL, and treatment-naïve CLL in high-risk patients (patients over age 65 or having either of two genetic abnormalities known as a 17p deletion or p53 mutation). Additionally, we are continuing to evaluate duvelisib across five 75mg BID expansion cohorts in patients with relapsed/refractory CLL, iNHL and MCL; T-cell lymphomas; aggressive B-cell lymphomas; myeloid neoplasms; and T-cell or B-cell acute lymphoblastic leukemia/lymphoma. Data from this study, presented in December 2013 at the Annual Meeting of the American Society for Hematology, or ASH, and in January 2014 at the 6th Annual T-Cell Lymphoma Forum, showed that duvelisib is clinically active in CLL, iNHL, and T-Cell lymphoma, as well as other hematologic malignancies.

An investigator-sponsored Phase 1b, open-label study of duvelisib in patients with B-cell NHL, CLL and T-cell lymphoma in combination with rituximab, bendamustine (a chemotherapy) or both rituximab and bendamustine is also open for enrollment.

We are pursuing duvelisib in oncology in collaboration with AbbVie Inc., or AbbVie.

Inflammatory and Autoimmune Diseases

In additional to hematologic malignancies, we are evaluating duvelisib in inflammatory and autoimmune diseases. In October 2014, we announced topline data from our Phase 2a exploratory study of duvelisib in patients with mild, allergic asthma. This randomized, double-blind, placebo-controlled study was designed to evaluate the activity and safety of duvelisib in 50 patients with mild, allergic asthma following an inhalational allergen challenge. The study’s primary endpoint of significantly improving the maximum early-phase or late-phase asthmatic response as measured by FEV1 (a standard lung function test that measures the amount of air that can be exhaled in one second) was not met at any of the doses tested. However, clinical improvement in the late-phase response was observed at the 25 mg BID dose (p = 0.052) and multiple pre-specified secondary efficacy endpoints were significantly positive at the 25 mg BID dose, including an improvement in FEV1 area under the curve over the entire assessment period (p = 0.013) and a decrease in patients’ sensitivity to methacholine treatment, a measure of airway hyper-reactivity (p = 0.036). Additionally, the 5 mg BID and 25 mg BID doses of duvelisib significantly decreased serum levels of key mediators of airway inflammation. We expect to present the final data in a peer-reviewed setting after all analyses are complete.

Duvelisib is also being evaluated in the ASPIRA trial, a Phase 2, randomized, double-blind, placebo-controlled study designed to evaluate the efficacy, safety and pharmacokinetics of duvelisib in patients with rheumatoid arthritis, or RA. The study is expected to enroll approximately 316 adults with moderate-to-severe RA and is designed to examine three dose levels of duvelisib given twice daily for 12 weeks in combination with methotrexate compared to treatment with methotrexate alone. The primary efficacy endpoint of the study is the American College of Rheumatology 20 response rate, or ACR20, which is defined as the proportion of patients who achieve at least a 20% improvement in ACR response criteria. We expect to report data from this study in 2014.

Pipeline Expansion

We are also developing our second PI3K product candidate, an oral PI3K-delta, gamma inhibitor that we refer to as IPI-443. We have finalized the nonclinical studies of IPI-443 required for Phase 1 development. The data from these studies, in combination with the data from the two Phase 2 studies of duvelisib in inflammatory and autoimmune diseases, will guide the next steps for the development of IPI-443.

Other Programs

In addition to our clinical stage programs, we have multiple innovative projects in earlier stages of development. Through our internal discovery efforts, we discovered IPI-940, a novel, orally available inhibitor of fatty acid amide hydrolase, or FAAH. It is believed that inhibition of FAAH may enable the body to bolster its own analgesic and anti-inflammatory response and may have applicability in a broad range of pain or inflammatory conditions. In August 2014, we licensed rights to our FAAH program to FAAH Pharma Inc., or FAAH Pharma, a start-up company that will continue the clinical development of IPI-940 and investigate its potential to treat neuropathic pain. We have no continued obligation towards the program or FAAH Pharma.

Strategic Alliances

AbbVie

On September 2, 2014, we entered into a collaboration and license agreement with AbbVie, which we refer to as the AbbVie Agreement. Under the AbbVie Agreement, we will collaborate with AbbVie to develop and commercialize products containing duvelisib, which we refer to as Duvelisib Products, in oncology indications. Under the terms of the AbbVie Agreement, we have granted to AbbVie licenses under applicable patents, patent applications, know-how and trademarks to develop, commercialize and manufacture Duvelisib Products in oncology indications. These licenses are generally co-exclusive with rights we retain, except that we have granted AbbVie exclusive licenses to commercialize Duvelisib Products outside the United States. We and AbbVie retain the rights to perform our respective obligations and exercise our respective rights under the AbbVie Agreement, and we and AbbVie may each grant sublicenses to affiliates or third parties.

Under the AbbVie Agreement, we and AbbVie have created a governance structure, including committees and working groups to manage the development, manufacturing and commercialization responsibilities for Duvelisib Products. Generally, we and AbbVie must mutually agree on decisions, although in specified circumstances either we or AbbVie would be able to break a deadlock.

We and AbbVie share oversight of development and have each agreed to use diligent efforts, as defined in the AbbVie Agreement, to carry out our development activities under an agreed upon development plan. We have primary responsibility for the conduct of development of Duvelisib Products, except that AbbVie has responsibility for the conduct of certain contemplated combination clinical studies, which we refer to as the AbbVie Studies. We have the responsibility to manufacture Duvelisib Products until we transition manufacturing responsibility to AbbVie, which we expect to occur as promptly as practicable while ensuring continuity of supply. Excluding the AbbVie Studies, we are responsible for all costs to develop and manufacture Duvelisib Products up to a maximum amount of $667 million after which we will share Duvelisib Product development and manufacturing costs equally with AbbVie. The development and manufacturing costs of the AbbVie Studies will be shared equally.

We and AbbVie share operational responsibility and decision making authority for commercialization of Duvelisib Products in the United States. Specifically, we have the primary responsibility for advertising, distribution, and booking sales, and we share certain other commercialization functions with AbbVie. Assuming regulatory approval, we and AbbVie will each provide half of the sales representative effort to promote Duvelisib Products in the United States. Outside the United States, AbbVie has, with limited exceptions, operational responsibility and decision making authority to commercialize Duvelisib Products. We and AbbVie will share the cost of manufacturing and supply for commercialization of Duvelisib Products in the United States, and AbbVie will bear the cost of manufacturing and supply for commercialization of Duvelisib Products outside the United States.

AbbVie has paid us a non-refundable $275 million upfront payment and has agreed to pay us up to $530 million in potential future milestone payments comprised of $130 million associated with the achievement of a specified clinical development milestone, up to $275 million associated with the achievement of specified regulatory filing and approval milestones, and up to $125 million associated with the achievement of specified commercialization milestones. Under the terms of the AbbVie Agreement, we and AbbVie will equally share commercial profits or losses of Duvelisib Products in the United States, including sharing equally the existing royalty obligations to Mundipharma International Corporation Limited, or Mundipharma, and Purdue Pharmaceutical Products L.P., or Purdue, for sales of Duvelisib Products in the United States, as well as sharing equally the existing U.S. milestone payment obligations to Takeda Pharmaceutical Company Limited, or Takeda. Additionally, AbbVie has agreed to pay us tiered royalties on net sales of Duvelisib Products outside the United States ranging from 23.5% to 30.5%, depending on annual net sales of Duvelisib Products by AbbVie, its affiliates and its sublicensees. We are responsible for the existing royalty obligations to Mundipharma and Purdue outside the United States and to Takeda worldwide, and AbbVie has agreed to reimburse us for our existing Duvelisib Product milestone payment obligations to Takeda outside the United States. The tiered royalty from AbbVie is subject to a reduction of 4% at each tier if our royalties to Mundipharma and Purdue are reduced according to the terms of our agreements with Mundipharma and Purdue. This tiered royalty can further be reduced based on specified factors, including patent expiry, generic entry, and royalties paid to third parties with blocking intellectual property. These royalties are payable on a product-by-product and country-by-country basis until AbbVie ceases selling the product in the country.

Subject to limited exceptions, we have agreed that we and our affiliates will not commercialize, or assist others in commercializing, in oncology indications any product that is a PI3K delta, gamma inhibitor that meets certain agreed-to criteria, other than Duvelisib Products, and AbbVie has agreed to similar restrictions. Registration directed clinical trials and commercialization of Duvelisib Products for uses outside of oncology indications would require our and AbbVie’s mutual consent.

The AbbVie Agreement will remain in effect until all development, manufacturing and commercialization of Duvelisib Products cease, unless terminated earlier. Either we or AbbVie may terminate the AbbVie Agreement if the other party is subject to certain insolvency proceedings or if the other party materially breaches the AbbVie Agreement and the breach remains uncured for a specified period, which may be extended in certain circumstances. However, we may terminate the AbbVie Agreement only on a country by country basis in the event AbbVie is not using diligent efforts to obtain regulatory approval or to commercialize Duvelisib Products in a country outside the United States. AbbVie may also terminate the AbbVie Agreement for convenience after a specified notice period. In the event there is a material uncured breach by either us or AbbVie of development or commercialization obligations, the non-breaching party may also have the right to assume and conduct such applicable development or commercialization obligations. If AbbVie or any of its affiliates or sublicensees challenges the patents we have licensed to AbbVie, we can terminate the AbbVie Agreement if the challenge is not withdrawn after a specified notice period.

If the AbbVie Agreement is terminated, we would receive all rights to the regulatory filings related to duvelisib upon our request, our license to AbbVie would terminate, and AbbVie would grant us a perpetual, irrevocable license to develop, manufacture and commercialize products containing duvelisib, excluding any compound which is covered by patent rights controlled by AbbVie or its affiliates. This license would be royalty free, unless the AbbVie Agreement is terminated for material breach, in which case, depending on the breaching party and the timing of the material breach, a royalty rate may be payable by us ranging from a low single-digit percentage to a low double-digit percentage of net sales, and, in some cases, subject to a payment cap.

If the AbbVie Agreement is terminated, there are certain wind-down obligations to ensure a smooth transition of the responsibilities of the parties.

Takeda

In July 2010, we entered into a development and license agreement with Intellikine, Inc., or Intellikine, under which we obtained rights to discover, develop and commercialize pharmaceutical products targeting the delta and/or gamma isoforms of PI3K, including duvelisib, and we paid Intellikine a $13.5 million upfront license fee. In January 2012, Intellikine was acquired by Takeda, acting through its Millennium business unit. We refer to our PI3K program licensor as Takeda. In December 2012, we amended and restated our development and license agreement with Takeda.

Under the terms of the amended and restated agreement, we retained worldwide development rights and in exchange for an agreement to pay Takeda $15 million in installments, we regained commercialization rights for products arising from the agreement for all therapeutic indications and are solely responsible for research conducted under the agreement.

In addition to developing duvelisib, we are seeking to develop our second potent, oral PI3K- delta, gamma inhibitor product candidate, IPI-443, and we are seeking to identify additional novel inhibitors of PI3K-delta and/or PI3K-gamma for future development. We are obligated to pay to Takeda up to $5 million in remaining success-based milestone payments for the development of two distinct product candidates and up to $450 million in success-based milestones for the approval and commercialization of two distinct products. In February 2014, we paid Takeda a $10 million milestone payment in connection with the initiation of our Phase 3 study of duvelisib in patients with relapsed or refractory CLL. In addition, we are obligated to pay Takeda tiered royalties on worldwide net sales ranging from 7% to 11% upon successful commercialization of products described in the agreement. Such royalties are payable until the later to occur of the expiration of specified patent rights and the expiration of non-patent regulatory exclusivities in a country, subject to reduction of the royalties, and, in certain circumstances, limits on the number of products subject to a royalty obligation.

The amended and restated agreement expires on the later of the expiration of certain patents and the expiration of the royalty payment terms for the products, unless earlier terminated. Either party may terminate the agreement on 75 days’ prior written notice if the other party materially breaches the agreement and fails to cure such breach within the applicable notice period, provided that the notice period is reduced to 30 days where the alleged breach is non-payment. Takeda may also terminate the agreement if we are not diligent in developing or commercializing the licensed products and do not, within three months after notice from Takeda, demonstrate to Takeda’s reasonable satisfaction that we have not failed to be diligent. The foregoing periods are subject to extension in certain circumstances. Additionally, Takeda may terminate the agreement upon 30 days’ prior written notice if we or a related party bring an action challenging the validity of any of the licensed patents, provided that we have not withdrawn such action before the end of the 30-day notice period. We may terminate the agreement at any time upon 180 days’ prior written notice. The agreement also provides for customary reciprocal indemnification obligations of the parties.

On July 29, 2014, we entered into an amendment to our agreement with Takeda, or the 2014 Takeda Amendment. Under the 2014 Takeda Amendment, we paid to Takeda a one-time upfront payment of $5 million in exchange for the option to terminate our royalty obligations to Takeda under the amended and restated agreement solely with respect to worldwide net sales in oncology indications of products containing or comprised of duvelisib. The option may be exercised by payment to Takeda of a fee of $52.5 million on or before March 31, 2015. If the option is not exercised, our royalty obligations to Takeda will remain unchanged.

Mundipharma and Purdue

On July 17, 2012, we terminated our strategic alliance with Mundipharma and Purdue and we entered into termination and revised relationship agreements with each of those entities, which we refer to as the 2012 Termination Agreements. The strategic alliance was previously governed by strategic alliance agreements that we entered into with each of Mundipharma and Purdue in November 2008. The strategic alliance agreement with Purdue was focused on the development and commercialization in the United States of products targeting FAAH. The strategic alliance agreement with Mundipharma was focused on the development and commercialization outside the United States of all products and product candidates that inhibit or target the Hedgehog pathway, FAAH, PI3K and product candidates arising out of our early discovery projects in all disease fields.

Under the terms of the 2012 Termination Agreements:

•	All intellectual property rights that we had previously licensed to Mundipharma and Purdue to develop and commercialize products under the previous strategic alliance agreements terminated, with the result that we have worldwide rights to all product candidates that had previously been covered by the strategic alliance.

•	We have no further obligation to provide research and development services to Mundipharma and Purdue as of July 17, 2012.

•	Mundipharma and Purdue have no further obligation to provide research and development funding to us. Under the strategic alliance, Mundipharma was obligated to reimburse us for research and development expenses we incurred, up to an annual aggregate cap for each strategic alliance program other than FAAH. We did not record a liability for amounts previously funded by Purdue and Mundipharma as this relationship was not considered a financing arrangement.

•	We are obligated to pay Mundipharma and Purdue a 4% royalty in the aggregate, subject to reduction as described below, on worldwide net sales of products that were covered by the alliance until such time as they have recovered approximately $260 million, representing the research and development funding paid to us for research and development services performed by us through the termination of the strategic alliance. After this cost recovery, our royalty obligations to Mundipharma and Purdue will be reduced to a 1% royalty on net sales in the United States of products that were previously subject to the strategic alliance. All payments are contingent upon the successful commercialization of products that were subject to the alliance, which products require significant further development. As such, there is significant uncertainty about whether any such products will ever be approved or commercialized. If no products are commercialized, no payments will be due by us to Mundipharma and Purdue; therefore, no amounts have been accrued.

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

Deerfield

On February 24, 2014, we entered into a facility agreement with affiliates of Deerfield Management Company, L.P., or Deerfield, pursuant to which, Deerfield agreed to loan us up to $100 million, subject to the terms and conditions set forth in the facility agreement. On September 22, 2014, we amended the facility agreement with Deerfield such that the maximum principal amount that we may draw down is reduced to $50 million. We refer to the facility agreement with Deerfield, as amended, as the Facility Agreement.

Under the terms of the Facility Agreement, we may draw down on the Facility Agreement in $25 million minimum disbursements, which we refer to as the Loan Commitment, at any time on 22 business days prior notice until February 27, 2015, which we refer to as the Draw Period. Our ability to draw down under the Facility Agreement is subject to various customary conditions, including the entry into a Guaranty and Security Agreement, or Guaranty, with Deerfield and Infinity Discovery, Inc., or IDI, our a wholly-owned subsidiary, pursuant to which, as security for the repayment of our obligations under the Facility Agreement, IDI will guaranty all our obligations under the Facility Agreement and, to secure the obligations under the Facility Agreement and the Guaranty, both we and IDI will grant to Deerfield a security interest in substantially all our assets including intellectual property.

Any amounts drawn under the Facility Agreement accrue interest at a rate of 7.95% per annum, and such interest shall be payable quarterly in arrears on the first day of each June, September, December and March following the disbursement date, provided that, subject to the next sentence, during the first five interest payment dates of any draw under the Facility Agreement, we may elect to pay all or a portion of such accrued interest by adding it to the principal amount outstanding. All such accrued interest will, regardless of which draw it applies to, be payable on the last business day of the sixth calendar quarter following the date of the first draw under the Facility Agreement. We have the right to terminate the Facility Agreement and/or to prepay amounts owed under the Facility Agreement at any time, provided that, to the extent that any amount was drawn less than three years before such early termination or prepayment, we will be required to pay an additional amount equal to three years of interest on the amount being prepaid less the amount of interest previously paid on such amount. For amounts drawn under the Facility Agreement, we will be required to repay them to Deerfield in installments equal to one-third of the outstanding amount of the total principal amount drawn under the Facility Agreement on each of the third, fourth and fifth anniversaries of the first draw; the final payment, however, must be made by December 15, 2019. On February 27, 2015, or upon the earlier termination or acceleration of the facility, we are required to pay a fee equal to three percent of the difference between the $50 million commitment and the aggregate amount of disbursements under the Facility Agreement made prior to such date.

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

In connection with the execution of the Facility Agreement, we issued to Deerfield warrants to purchase an aggregate of 1,000,000 shares of common stock at an exercise price of $13.83 per share, or the Initial Warrants. As noted above, pursuant to the Facility Agreement, we have the right to request from Deerfield one or more cash disbursements in the minimum amount of $25 million per disbursement, which disbursements shall be accompanied by the issuance to Deerfield of warrants, which we refer to as the Draw Warrants, to purchase an aggregate number of shares of common stock equal to 50% times the quotient of the amount of such disbursement divided by an exercise price equal to the average daily volume weighted average price per share of our common stock for a period of 20 consecutive trading days following Deerfield’s receipt of the applicable disbursement request. We refer to the Initial Warrants and the Draw Warrants individually as a Warrant or together as the Warrants. The maximum number of shares of our common stock issued or issuable pursuant to all Warrants and payments made in our common stock under the Facility Agreement is 9,500,000, subject to appropriate adjustment to reflect any stock splits, stock combination, reclassification or similar adjustments in the number of outstanding shares of common stock. The Warrants have dividend rights to the same extent as if the Warrants were exercised into shares of common stock.

Each Warrant expires on the seventh anniversary of its issuance and contains certain limitations that prevent the holder from acquiring shares upon exercise of a Warrant that would result in the number of shares beneficially owned by it exceeding 9.985% of the total number of shares of common stock then issued and outstanding.

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

Financial Overview

Revenue

To date, all of our revenue has been generated under research collaboration agreements. The terms of these research collaboration agreements may include payment to us of non-refundable, up-front license fees, funding or reimbursement of research and development efforts, milestone payments if specified objectives are achieved, and/or royalties on product sales. We evaluate all deliverables within an arrangement to determine whether or not they provide value on a stand-alone basis. Based on this evaluation, the deliverables are separated into units of accounting. For each unit of accounting identified within an arrangement, we determine the period over which the performance obligation occurs. Revenue is then recognized using the proportional performance method. The proportional performance method is used when the level of effort to complete the performance obligations under an arrangement can be reasonably estimated. We recognize revenue based upon our best estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. The process for determining the best estimate of the selling price involves significant judgment and estimates.

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

Other Income and Expense

Investment and other income typically consists of interest earned on cash, cash equivalents and available-for-sale securities, net of interest expense, amortization of warrants and other revenue and loss. Interest expense is related to the amortization of the loan commitment asset recognized under our Facility Agreement with Deerfield.

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

There have been no material changes to our critical accounting policies during the nine months ended September 30, 2014. Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2013 for a discussion of our critical accounting policies and significant judgments and estimates.

Results of Operations

The following tables summarize our results of operations for each of the three and nine months ended September 30, 2014 and 2013, together with the change in these items in dollars and as a percentage:

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
	(in thousands)
Collaboration revenue	$160,639	$—	$160,639	—
Research and development expense	(44,895)	(26,857)	(18,038)	67%
General and administrative expense	(8,042)	(7,319)	(723)	10%
Interest expense	(4,537)	—	(4,537)	—
Investment and other income	52	238	(186)	(78)%

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
	(in thousands)
Collaboration revenue	$160,639	$—	$160,639	—
Research and development expense	(107,551)	(73,168)	(34,383)	47%
General and administrative expense	(21,903)	(21,424)	(479)	2%
Interest expense	(8,615)	—	(8,615)	—
Investment and other income	356	737	(381)	(52)%

Collaboration Revenue

Collaboration revenue for the three and nine months ended September 30, 2014 relates to license and research and development revenue from our collaboration agreement with AbbVie. Of the $275 million upfront payment received during the three months ended September 30, 2014, $159.1 million was allocated to the license, $115.6 million to the development services and $0.3 million to committee services. We recognized license revenue upon execution of the arrangement. Revenue related to development services and committee services are being recognized using the proportionate performance method as services are provided over the estimated service period of approximately five years. During the three and nine months ended September 30, 2014, we recognized $159.1 million of revenue related to the license and $1.5 million of revenue related to development and committee services. We have recorded the remaining amount of $114.4 million related to development and committee services as deferred revenue as of September 30, 2014.

The development, regulatory and commercialization milestones represent non-fundable amounts that would be paid by AbbVie to us if certain milestones are achieved in the future. We have elected to apply the milestones method of revenue recognition to these milestones. We have determined that all milestones, except for the first milestone, if achieved, are substantive as they relate solely to past performance, are commensurate with estimated enhancement of value associated with the achievement of each milestone as a result of our performance, which are reasonable relative to other deliverables and terms of the arrangement, and are unrelated to the delivery of any further elements under the arrangement. The first milestone which we have determined not to be substantive based on risk and effort involved will be recognized using the same method as the upfront payment when achieved.

Research and Development Expense

The $18 million increase in research and development expense for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 was primarily due to an increase of $10.9 million in clinical expenses related to clinical development activities of duvelisib and a $5 million option fee payment to Takeda in connection with the 2014 Takeda Amendment. In addition, compensation expense increased by approximately $3.2 million primarily due to contingent cash compensation recognized during the three months ended September 30, 2014. These are partially offset by a decrease of $1.1 million in clinical expenses due to the conclusion of our development of retaspimycin HCl. The $34.4 million increase in research and development expense in the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 is primarily due to a $22 million increase in clinical expenses related to increased clinical development activities of duvelisib as well as $15 million in payments to Takeda related to a $10 million milestone payment in connection with the initiation of our Phase 3 study of duvelisib and a $5 million option fee payment in connection with the 2014 Takeda Amendment recognized during the nine months ended September 30, 2014. These are partially offset by a decrease of $4.6 million in clinical expenses due to the conclusion of our development of retaspimycin HCl.

We began to track and accumulate expenses by major program starting on January 1, 2006. These expenses primarily relate to payroll and associated expenses for personnel working on the programs, process development and manufacturing, preclinical toxicology studies, clinical trial costs and allocated costs of facilities. During the three and nine months ended September 30, 2014 and 2013, and from January 1, 2006 through September 30, 2014, we estimate that we incurred the following expenses by program:

Program	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	January 1, 2006 to September 30, 2014
	(in millions)
PI3K inhibitor (1)	$38.1	$19.9	$89.0	$51.3	$251.0
Hsp90 inhibitor	0.3	2.3	1.5	10.9	137.7
Hedgehog pathway inhibitor	—	0.2	0.1	1.0	164.0

(1)	Nine months ended September 30, 2014 includes a $10 million milestone payment and a $5 million option fee payment.

We expect expenses related to our PI3K inhibitor program to increase as we continue clinical development of duvelisib. We expect to incur minimal expenses related to our Hsp90 program and Hedgehog pathway inhibitor program as a result of the discontinuation of company-sponsored development. We do not believe that the historical costs associated with our lead drug development programs are indicative of the future costs associated with these programs, nor represent what any other future drug development programs we initiate may cost. Due to the variability in the length of time and scope of activities necessary to develop a product candidate and uncertainties related to our cost estimates and our ability to obtain marketing approval for our product candidates, accurate and meaningful estimates of the total costs required to bring our product candidates to market are not available.

Because of the risks inherent in drug discovery and development, we cannot reasonably estimate or know:

•	the nature, timing and estimated costs of the efforts necessary to complete the development of our programs;

•	the completion dates of these programs; or

•	the period in which material net cash inflows are expected to commence, if at all, from the programs described above and any potential future product candidates.

There is significant uncertainty regarding our ability to successfully develop any product candidates. These risks include the uncertainty of:

•	the scope, rate of progress and cost of our clinical trials that we or AbbVie are currently conducting or may commence in the future;

•	the scope and rate of progress of our preclinical studies and other research and development activities;

•	clinical trial results;

•	the cost and availability of comparator drugs;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights relating to our programs under development;

•	the terms and timing of any strategic alliance, licensing and other arrangements that we have or may establish in the future relating to our programs under development;

•	the cost and timing of regulatory approvals;

•	the cost of establishing clinical supplies of any product candidates; and

•	the effect of competing technological and market developments.

General and Administrative Expense

The $0.7 million increase in general and administrative expense for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 is primarily attributable to increased compensation expense related to contingent cash compensation recognized during the three months ended September 30, 2014. General and administrative expense for the nine months ended September 30, 2014 is comparable to general and administrative expense for the nine months ended September 30, 2013.

Interest Expense

Interest expense for the three and nine months ended September 30, 2014 is related to the amortization of the loan commitment asset recognized under our Facility Agreement with Deerfield. In addition, in connection with the amendment of the Deerfield facility agreement on September 22, 2014, we reduced the loan commitment asset by 50% resulting in an additional expense of $1.8 million during the three and nine months ended September 30, 2014.

Investment and Other Income

Investment and other income decreased for the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013 primarily due to lower yields. In addition, during the nine months ended September 30, 2013, we received a non-recurring cash distribution received from one of our insurance carriers.

Liquidity and Capital Resources

We have not generated any revenue from the sale of drugs to date, and we do not expect to generate any such revenue for the next several years, if at all. We have instead relied on the proceeds from sales of equity securities, interest on investments, upfront license fees, expense reimbursement, milestones and cost sharing under our collaborations and debt to fund our operations. Our available-for-sale debt securities primarily trade in liquid markets, and the average days to maturity of our portfolio, as of September 30, 2014, is less than six months. Because our product candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability.

Our significant capital resources are as follows:

	September 30, 2014	December 31, 2013
	(in thousands)
Cash, cash equivalents and available-for-sale securities	$379,535	$214,468
Working capital	332,302	202,735

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Cash provided by (used in):
Operating activities	$164,695	$(77,438)
Investing activities	86,558	(49,371)
Capital expenditures (included in investing activities above)	(364)	(1,346)
Financing activities	1,890	4,545

Cash Flows

The principal use of cash in operating activities in all periods presented was related to our research and development programs. Our cash flow provided by operating activities for the nine months ended September 30, 2014 is primarily related to the $275 million upfront payment received in connection with our collaboration agreement with AbbVie. This is partially offset by a $10 million milestone payment, $6.7 million related to the second installment on a release payment and $5 million option fee payment to Takeda. Our cash flow used in operating activities in future periods may vary significantly due to various factors, including potential cash inflows from future collaboration agreements and potential cash outflows for licensing new programs from third parties. We cannot be certain whether and when we may enter into any such collaboration agreements or in-licenses.

On February 24, 2014, we entered into a Facility Agreement with Deerfield, pursuant to which Deerfield agreed to loan us up to $100 million, subject to the terms and conditions set forth in the Facility Agreement, including the condition that we at all times maintain a cash, cash equivalents and available-for-sales securities balance of not less than $25 million. Under the terms of the Facility Agreement, we may draw down funds in minimum disbursements of $25 million at any time until February 27, 2015. On September 22, 2014, we amended the facility agreement with Deerfield such that the maximum principal amount that we may draw down is reduced to $50 million. No funds were drawn under the Facility Agreement as of September 30, 2014. On February 27, 2015, or upon the earlier termination or acceleration of the Facility Agreement, we are required to pay a fee equal to 3% of the then undrawn portion of the $50 million commitment

Net cash from investing activities for the nine months ended September 30, 2014 included $21.8 million in purchases of available-for-sale securities and proceeds of $108.7 million from maturities of available-for-sale securities. Capital expenditures in the nine months ended September 30, 2014 primarily consisted of computer equipment and software.

Net cash from financing activities for the nine months ended September 30, 2014 included $3 million of proceeds from issuances of common stock from stock option exercises related to stock incentive plans, $1.0 million related to restricted cash held on deposit with a bank to collateralize a letter of credit in the name of our facility lessor in accordance with our facility lease agreement, $0.4 million of proceeds from issuances of common stock related to our employee stock purchase plan and $0.4 million of transaction costs related to the Facility Agreement with Deerfield.

Liquidity

We will need substantial additional funds to support our planned operations. We have received a $275 million upfront payment from AbbVie in connection with our collaboration agreement during the three months ended September 30, 2014. In addition, AbbVie has agreed to pay us milestone payments associated with specified development, regulatory and commercialization events, up to an aggregate of $530 million if all the milestones are achieved. In the absence of additional funding or business development activities and based on our current operating plans, we believe that our existing cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs through at least the next twelve months. Our need to raise additional funds may be accelerated if our research and development expenses exceed our current expectations, if we acquire a third party, or if we acquire or license rights to additional product candidates or new technologies from one or more third parties. Our need to raise additional funds may also be accelerated for other reasons, including, without limitation, if:

•	our product candidates require more extensive clinical or preclinical testing than we currently expect;

•	we advance our product candidates into clinical trials for more indications than we currently expect;

•	we advance more of our product candidates than expected into costly later stage clinical trials;

•	we advance more preclinical product candidates than expected into early stage clinical trials;

•	we acquire additional business, technologies, products or product candidates;

•	the cost of acquiring raw materials for, and of manufacturing, our product candidates is higher than anticipated;

•	the cost or quantity required of comparator drugs used in clinical studies increases;

•	we are required, or consider it advisable, to acquire or license intellectual property rights from one or more third parties; or

•	we experience a loss in our investments due to general market conditions or other reasons.

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

Our commitments and obligations were reported in our Annual Report on Form 10-K for the year ended December 31, 2013. There were no material changes from the contractual commitments and obligations previously disclosed, except with respect to our rent payments as we entered into a lease agreement with BHX, LLC for the lease of 61,000 square feet of office space at 784 Memorial Drive, Cambridge, Massachusetts during the three months ended September 30, 2014.

	Payments Due by Period
	(in thousands)
Contractual Obligations	Total	2015	2016-2019	2020 and beyond
784 lease	$21,485	$1,362	$8,176	$11,947

We are obligated to pay to Takeda up to $5 million in remaining success-based milestones for the development of two distinct product candidates, and up to $450 million in success-based milestones for the approval and commercialization of two distinct products. Because the achievement of these milestones had not occurred as of September 30, 2014, such contingencies have not been recorded in our financial statements.

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

A hypothetical 100 basis point increase in interest rates would result in an approximate $0.2 million decrease in the fair value of our investments as of September 30, 2014, as compared to an approximate $0.8 million decrease as of December 31, 2013. We have the ability to hold our fixed income investments until maturity and, therefore, we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 4.	Controls and Procedures

Our management, with the participation of our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our principal executive and financial officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a limited operating history for you to evaluate our business. We have no approved products and have generated no product revenue from sales. We have primarily incurred operating losses. As of September 30, 2014, we had an accumulated deficit of $427 million. We expect to continue to spend significant resources to fund the research and development of duvelisib and our other product candidates. While we may have net income in future periods as the result of non-recurring collaboration revenue, we expect to incur substantial operating losses over the next several years as our clinical trial and drug manufacturing activities increase. In addition, in connection with seeking and possibly obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. As a result, we expect that our accumulated deficit will also increase significantly.

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

We will need additional funds to support our planned operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or commercialization efforts. Our need to raise additional funds may be accelerated if our research and development expenses exceed our current expectation, if we acquire a third party, or if we acquire or license rights to additional product candidates or new technologies from one or more third parties. Our need to raise additional funds may also be accelerated for other reasons, including without limitation if:

•	our product candidates require more extensive clinical or preclinical testing than we currently expect;

•	we advance our product candidates into clinical trials for more indications than we currently expect;

•	we advance more of our product candidates than expected into costly later stage clinical trials;

•	we advance more preclinical product candidates than expected into early stage clinical trials;

•	we acquire additional business, technologies, products or product candidates;

•	the cost of acquiring raw materials for, and of manufacturing, our product candidates is higher than anticipated;

•	the cost or quantity required of comparator drugs used in clinical studies increases

•	we are required, or consider it advisable, to acquire or license intellectual property rights from one or more third parties; or

•	we experience a loss in our investments due to general market conditions or other reasons.

We may seek to satisfy our need for additional funds by drawing down funds under the debt facility agreement we entered into with affiliates of Deerfield Management Company, L.P., or Deerfield, in February 2014, as amended on September 22, 2014, which we refer to as the Facility Agreement. Deerfield agreed to loan to us up to $50 million subject to the terms and conditions of the Facility Agreement. Our ability to draw down under the agreement is subject to various customary conditions; however, there is no assurance that we will be able to satisfy these conditions and draw down any funds. If we draw down under the Facility Agreement, we will be required to grant to Deerfield a security interest in substantially all of our assets including intellectual property, issue additional warrants to Deerfield, and repay any amounts borrowed together with interest accruing at a rate of 7.95% per annum no later than December 15, 2019. Any amounts drawn under the Facility Agreement may become immediately due and payable upon customary events of default or the consummation of certain major transactions, in which case Deerfield would have the right to require us to repay 100% of the principal amount of the loan, together with any accrued and unpaid interest thereon, plus any applicable additional amounts relating to a prepayment or termination. Principal and interest under the Facility Agreement may be paid in cash or freely tradable shares of common stock at our election, subject to specified conditions at any time of conversion. There is no assurance that the conditions to our ability to repay the loan in shares of our common stock would be satisfied at the time that any outstanding principal and interest under the loan is due, in which case we would be obligated to repay the loan in cash, or that events permitting acceleration of the loan will not occur, in which event we would be required to repay any outstanding principal and interest sooner than anticipated.

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

If our strategic alliance with AbbVie, or any future alliance we may enter into, is unsuccessful, our operations may be negatively impacted.

We have a strategic collaboration with AbbVie Inc., or AbbVie, to research, develop and jointly commercialize products containing or comprised of duvelisib, which we refer to as Duvelisib Products, in oncology indications. We refer to this agreement as the AbbVie Agreement. Pursuant to the AbbVie Agreement, AbbVie has committed to providing substantial funding, as well as significant capabilities in development, marketing and sales. However, we may not be able to maintain our alliance with AbbVie or any other future alliance partner if, for example, development or approval of duvelisib or other product candidates is delayed or sales of Duvelisib Products or other products are disappointing. Further, AbbVie may be the only alliance we are able to successfully execute, making us overly dependent on the success of duvelisib in oncology indications and therefore particularly vulnerable if duvelisib or the alliance with AbbVie fails, as discussed in the next risk factor.

If an alliance partner terminates or fails to perform its obligations under agreements with us, the development and commercialization of our product candidates could be delayed or terminated.

The success of a strategic alliance, whether with AbbVie or any future partner, is largely dependent on the resources, efforts, technology and skills brought to such alliance by such partner. The benefits of such alliances will be reduced or eliminated if any such partner does not devote sufficient time and resources to its alliance arrangements with us, without which we may not realize the potential commercial benefits of the arrangement, and our results of operations may be adversely affected. In addition, if such partner were to breach or terminate its arrangements with us or fail to maintain the financial resources necessary to continue financing its portion of development, manufacturing, and commercialization costs, as applicable, we may not have the financial resources or capabilities necessary to continue development and commercialization of the product candidate on our own. Consequently, the development and commercialization of the affected product candidate could be delayed, curtailed or terminated, and we may find it difficult to attract a new alliance partner for such product candidate. Disputes and difficulties in these types of relationships are common, often due to priorities changing over time, conflicting priorities or conflicting interests. Merger and acquisition activity may exacerbate these conflicts.

As is the case with our strategic collaboration with AbbVie, much of the potential revenue from alliances consists of payments contingent upon the achievement of specified milestones and royalties payable on sales of any successfully developed drugs. Any such contingent revenue will depend upon our, and our alliance partner’s, ability to successfully develop, launch, market and sell new drugs. In some cases, we will not be involved in some or all of these processes, and we will depend entirely on our alliance partners. Under the AbbVie Agreement, for instance, we have granted AbbVie exclusive licenses to commercialize Duvelisib Products outside the United States. AbbVie or any future alliance partner may fail to develop or effectively commercialize duvelisib or future drug products if it:

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

If AbbVie or any future alliance partner fails to develop or effectively commercialize our product candidates, we may not be able to develop and commercialize that product candidate independently, and our financial condition and operations would be negatively impacted.

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

In building our product development pipeline, we have intentionally pursued targets with applicability across multiple therapeutic areas and indications. This approach gives us several product opportunities in oncology and inflammatory diseases, which are highly competitive and rapidly changing segments of the pharmaceutical industry. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs that target various diseases in these segments. We currently face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available. Moreover, there are a number of large pharmaceutical companies currently marketing and selling products in these segments including Bristol-Myers Squibb Company; the Roche Group and its subsidiary Genentech; Novartis AG; Pfizer, Inc.; and Johnson & Johnson. In addition to currently approved drugs, there are a significant number of drugs that are currently under development and may become available in the future for the treatment of various forms of cancer and inflammatory diseases.

We are also aware of a number of companies developing product candidates or selling products directed to the same biological targets that our own product candidates are designed to inhibit. Specifically:

•	we believe that Gilead Sciences, Inc.; Amgen Inc.; Rhizen Pharmaceuticals S.A.; and TG Therapeutics, Inc., are conducting clinical trials of drugs that target the delta and/or gamma isoforms of phosphoinositide-3-kinase, or PI3K, which is the target of duvelisib; and

•	many companies are developing product candidates or selling products directed to disease targets such as Bruton’s Tyrosine Kinase (or BTK), Janus Kinase (or JAK), Spleen Tyrosine Kinase (or Syk), B-cell lymphoma 2 (or Bcl-2) or other isoforms of PI3K in the fields of hematology-oncology and inflammation, including in the specific diseases for which we are currently developing duvelisib, or for which we may develop duvelisib, IPI-443 or other PI3K inhibitors in the future, including Pharmacyclics, Inc. through its collaboration with Janssen Biotech; Incyte Corporation; Ono Pharmaceutical Group; Vertex Pharmaceuticals Incorporated; Acerta Pharma BV; Celgene Corporation; AbbVie, Inc.; and Bayer AG.

Many of our competitors have:

•	significantly greater financial, technical and human resources than we have, and may be better equipped to discover, develop, manufacture and commercialize product candidates than we are;

•	more extensive experience in preclinical testing and clinical trials, obtaining regulatory approvals and manufacturing and marketing products than we do; and/or

•	product candidates that have been approved, such as ibrutinib, a BTK inhibitor being developed and commercialized by Pharmacyclics, Inc. for the treatment of people with mantle cell lymphoma or chronic lymphocytic leukemia, or CLL, are in later-stage clinical development than our own product candidates.

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

Our ability to effectively manage organizational changes and growth, depends upon the continual improvement of our processes and procedures and the preservation of our corporate culture. Under the AbbVie Agreement, we and AbbVie have created a governance structure, including committees and working groups to manage the development, manufacturing and commercialization responsibilities for the Duvelisib Products. Generally, we and AbbVie must mutually agree on decisions, although in specified circumstances either we or AbbVie would be able to break a deadlock. Any future alliance may also require implementation of a similarly complex governing structure. We may not be able to implement improvements in an efficient or timely manner or to maintain our corporate culture during periods of organizational change. If we do not meet these challenges, we may be unable to take advantage of market opportunities, execute our business strategies or respond to competitive pressures, which in turn may give rise to inefficiencies that would increase our losses or delay our programs.

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

In addition, we will likely incur significant expenses in connection with our efforts, if any, to consummate acquisitions. These expenses may include fees and expenses for investment bankers, attorneys, accountants and other advisers in connection with our efforts and could be incurred whether or not an acquisition is consummated. Even if we consummate a particular acquisition, we may incur as part of such acquisition substantial closure costs associated with, among other things, elimination of duplicate operations and facilities. In such case, the incurrence of these costs could adversely affect our financial results for particular quarterly or annual periods.

Our investments are subject to risks that may cause losses and affect the liquidity of these investments.

As of September 30, 2014, we had approximately $379.5 million in cash, cash equivalents and available-for-sale securities. We historically have invested these amounts in money market funds, corporate obligations, U.S. government-sponsored enterprise obligations, U.S. Treasury securities and mortgage-backed securities meeting the criteria of our investment policy, which prioritizes the preservation of our capital. Corporate obligations may include obligations issued by corporations in countries other than the United States, including some issues that have not been guaranteed by governments and government agencies. Our investments are subject to general credit, liquidity, market and interest rate risks and instability in the global financial markets. We may realize losses in the fair value of these investments or a complete loss of these investments. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio may have a material adverse effect on our financial results and the availability of cash to fund our operations.

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

Under our strategic alliance termination agreements, Mundipharma and Purdue continue to have the right to audit research and development expenses incurred by us during the term of our former strategic alliance to verify the research and development funding amounts previously paid by Mundipharma and Purdue and have, in the past, exercised such rights. If, as a result of any audit, it is determined that Mundipharma and Purdue have overpaid research and development expenses, we will be required to refund the amount of such overpayment, plus interest, and if such amount is material it could adversely impact our financial results and available cash and require us to restate prior period revenue.

If we are not able to maintain effective internal controls under Section 404 of the Sarbanes-Oxley Act, our business and stock price could be adversely affected.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us, on an annual basis, to review and evaluate our internal controls and requires our independent auditors to attest to the effectiveness of our internal controls. Any failure by us to maintain the effectiveness of our internal controls in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act, as such requirements exist today or may be modified, supplemented or amended in the future, could have a material adverse effect on our business, operating results and stock price.

Risks Related to the Development and Commercialization of Our Product Candidates

All of our product candidates remain subject to clinical testing and regulatory approval. This process is highly uncertain, and we may never be able to obtain marketing approval for any of our product candidates.

To date, we have not obtained approval from the U.S. Food and Drug Administration, or FDA, or any foreign regulatory authority to market or sell any of our product candidates. Our product candidates are subject to extensive governmental regulations relating to development, clinical trials, manufacturing and commercialization. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required in the United States and in many foreign jurisdictions prior to the commercial sale of medicinal products like our product candidates. For example, we are evaluating duvelisib, the lead compound in our PI3K inhibitor program, in all phases of clinical development, and we anticipate initiating multiple additional trials of duvelisib in 2014. If any of these trials or other trials of our product candidates are successful, we may need to conduct further clinical trials and will need to apply for regulatory approval before we may market or sell any of our future products. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the product candidates we are developing, or may in the future develop, either alone or in collaboration with strategic alliance partners, will obtain marketing approval. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA and comparable foreign regulatory agencies. The time required to complete clinical trials and for regulatory review by the FDA and other countries’ regulatory agencies is uncertain and typically takes many years. Some of our product candidates may be eligible for the FDA’s programs that are designed to facilitate the development and expedite the review of certain drugs, but we cannot provide any assurance that any of our product candidates will qualify for one or more of these programs. Even if a product candidate qualifies for one or more of these programs, the FDA may later decide that the product candidate no longer meets the conditions for qualification.

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

Additionally, the availability of safe and effective treatments for the relevant disease being studied may impact patient enrollment in our clinical trials. For example, Pharmacyclics, Inc. has received approval to manufacture and market ibrutinib, a BTK inhibitor for the treatment of CLL, an indication in which we are currently evaluating duvelisib in a Phase 3 clinical trial.

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

In addition, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocol for the trial. The FDA requires us to comply with certain standards, referred to as good clinical practices, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. If any of our trial investigators or third party contractors does not comply with good clinical practices, we may not be able to use the data and reported results from the trial. If this noncompliance were to occur, our efforts to obtain regulatory approval for and to commercialize our product candidates may be delayed.

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

We may not be able to successfully transition responsibilities for the manufacturing of Duvelisib Products to AbbVie.

We may be unsuccessful in transferring the responsibility to manufacture Duvelisib Products to AbbVie. The transition process may be more complicated, time consuming and expensive than originally intended, which may negatively affect the supply of Duvelisib Products. Should the strategic collaboration with AbbVie terminate, the process of transitioning manufacturing back to us may be time consuming and expensive, and we may become unable to maintain an adequate supply of Duvelisib Products worldwide.

We currently have limited marketing, sales and distribution experience and capabilities and are dependent upon AbbVie to commercialize Duvelisib Products outside the United States.

We and AbbVie share the obligations to commercialize Duvelisib Products in oncology in the United States and AbbVie has the sole obligation to commercialize Duvelisib Products in oncology outside the United States. To successfully commercialize Duvelisib Products, we will need to, and we intend to, establish adequate marketing, sales and distribution capabilities for commercialization in the United States. We may not successfully establish these capabilities or have sufficient resources to do so. If we do not establish adequate marketing, sales and distribution capabilities, our ability to successfully commercialize any product candidates that we successfully develop will be adversely affected, as will our financial results. Even if we do develop such capabilities, we will compete with other companies that have more experienced and well-funded marketing, sales and distribution operations.

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

Even if we receive regulatory approval for any of our product candidates, we will have tested them in only a small number of patients and over a limited period of time during our clinical trials. If our applications for marketing are approved and more patients begin to use our products, or patients use our products for a longer period of time, new risks and side effects associated with our products may be discovered or previously observed risks and side effects may become more prevalent and/or clinically significant. In addition, supplemental clinical trials that may be conducted on a drug following its initial approval may produce findings that are inconsistent with the trial results previously submitted to regulatory authorities. As a result, regulatory authorities may revoke their approvals, or we may be required to conduct additional clinical trials, make changes in labeling of our product, reformulate our product or make changes and obtain new approvals for our and our suppliers’ manufacturing facilities. We also might have to withdraw or recall our products from the marketplace. Any safety concerns with respect to a product may also result in a significant drop in the potential sales of that product, damage to our reputation in the marketplace, or result in our becoming subject to lawsuits, including class actions. Any of these results could decrease or prevent any sales of our approved product or substantially increase the costs and expenses of commercializing and marketing our product.

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

The U.S. government and other governments have shown significant interest in pursuing healthcare reform, as evidenced by the passing of the Patient Protection and Affordable Care Act, or PPACA, and the Health Care and Education Reconciliation Act. These healthcare reform laws have the effect of increasing the number of individuals who receive health insurance coverage and closing a gap in drug coverage under Medicare Part D as established under the Medicare Prescription Drug Improvement Act of 2003. Each of these reforms could potentially increase our future revenue from any of our product candidates that are approved for sale. The law, however, also implements cost containment measures that could adversely affect our future revenue. These measures include increased drug rebates under Medicaid for brand name prescription drugs and extension of these rebates to Medicaid managed care. The legislation also extends certain discounted pricing on outpatient drugs to children’s hospitals, critical access hospitals and rural health centers. This expansion reduces the amount of reimbursement received for drugs purchased by these newly covered entities.

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

Our activities involve the controlled storage, use and disposal of hazardous materials, including infectious agents; corrosive, explosive and flammable chemicals; and various radioactive compounds. We are subject to certain federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. We incur significant costs to comply with these laws and regulations. In addition, we cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident, regulatory authorities may curtail our use of these materials, and we could be liable for any civil damages that result. These damages may exceed our financial resources or insurance coverage and may seriously harm our business. Additionally, an accident could damage, or force us to shut down, our operations.

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

If we do not obtain adequate intellectual property protection for our products in the United States, competitors could duplicate them without repeating the extensive testing that we will have been required to undertake to obtain approval by the FDA. Regardless of any patent protection, under the current statutory framework, the FDA is prohibited by law from approving any generic version of any of our products for up to five years after it has approved our product. Upon the expiration of that period, or if that time period is altered, the FDA could approve a generic version of our product unless we have patent protection sufficient for us to block that generic version. Without sufficient patent protection, the applicant for a generic version of our product would only be required to conduct a relatively inexpensive study to show that its product is bioequivalent to our product and would not have to repeat the studies that we conducted to demonstrate that the product is safe and effective.

In the absence of adequate patent protection in other countries, competitors may similarly be able to obtain regulatory approval in those countries for products that duplicate our products. The laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as in the United States. Many companies have encountered significant difficulties in protecting and defending such rights in foreign jurisdictions. Some of our development efforts may be performed in China, India and other countries outside of the United States through third party contractors. We may not be able to monitor and assess intellectual property developed by these contractors effectively; therefore, we may not be able to appropriately protect this intellectual property and could lose valuable intellectual property rights. In addition, the legal protection afforded to inventors and owners of intellectual property in countries outside of the United States may not be as protective of intellectual property rights as in the United States, and we may, therefore, be unable to acquire and protect intellectual property developed by these contractors to the same extent as if these development activities were being conducted in the United States. If we encounter difficulties in protecting our intellectual property rights in foreign jurisdictions, our business prospects could be substantially harmed.

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

To protect our proprietary technology, we rely in part on confidentiality agreements with our vendors, strategic alliance partners, employees, consultants, scientific advisors, clinical investigators and other collaborators. We generally require each of these individuals and entities to execute a confidentiality agreement at the commencement of a relationship with us. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure or misuse of confidential information or other breaches of the agreements.

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

We may decide to license third party technology that we deem necessary or useful for our business. We may not be able to obtain these licenses at a reasonable cost, or at all. If we do not obtain necessary licenses, we could encounter substantial delays in developing and commercializing our product candidates while we attempt to develop alternative technologies, methods and product candidates, which we may not be able to accomplish. Furthermore, if we fail to comply with our obligations under our third party license agreements, we could lose license rights that are important to our business. For example, if we fail to use diligent efforts to develop and commercialize products licensed under our amended and restated development and license agreement with Takeda, we could lose our license rights under that agreement, including rights to duvelisib.

Risks Associated with Our Common Stock

Our common stock may have a volatile trading price and low trading volume.

The market price of our common stock has been and could continue to be subject to significant fluctuations. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the results of our current and any future clinical trials of our product candidates;

•	the results of preclinical studies and planned clinical trials of our discovery-stage programs;

•	product portfolio decisions resulting in the delay or termination of our product development programs;

•	future sales of, and the trading volume in, our common stock;

•	our entry into key agreements, including those related to the acquisition or in-licensing of new programs, or the termination of key agreements, including our collaboration and license agreement with AbbVie, our amended and restated development and license agreement with Takeda or our Facility Agreement with Deerfield;

•	the results and timing of regulatory reviews relating to the approval of our product candidates;

•	the initiation of, material developments in, or conclusion of litigation, including but not limited to litigation to enforce or defend any of our intellectual property rights or to defend product liability claims;

•	the failure of any of our product candidates, if approved, to achieve commercial success;

•	the results of clinical trials conducted by others on drugs that would compete with our product candidates;

•	the regulatory approval of drugs that would compete with our product candidates;

•	issues in manufacturing our product candidates or any approved products;

•	the loss of key employees;

•	changes in estimates or recommendations, or publication of inaccurate or unfavorable research about our business, by securities analysts who cover our common stock;

•	future financings through the issuance of equity or debt securities or otherwise;

•	the drawing down of funds under our Facility Agreement with Deerfield;

•	healthcare reform measures, including changes in the structure of healthcare payment systems;

•	our cash position and period-to-period fluctuations in our financial results; and

•	general and industry-specific economic and/or capital market conditions.

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common stock.

In the past, when the market price of a stock has been volatile, as our stock price may be, holders of that stock have occasionally brought securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit of this type against us, even if the lawsuit is without merit, negative publicity could be generated, and we could incur substantial costs defending the lawsuit. A stockholder lawsuit could also divert the time and attention of our management.

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

We are incorporated in Delaware. Anti-takeover provisions of Delaware law and our organizational documents may make a change in control more difficult. Also, under Delaware law, our board of directors may adopt additional anti-takeover measures. For example, our charter authorizes our board of directors to issue up to 1,000,000 shares of undesignated preferred stock and to determine the terms of those shares of stock without any further action by our stockholders. If our board of directors exercises this power, it could be more difficult for a third party to acquire a majority of our outstanding voting stock. Our charter and bylaws also contain provisions limiting the ability of stockholders to call special meetings of stockholders.

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

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law statute, which generally prohibits a person who owns in excess of 15% of our outstanding voting stock from engaging in a transaction with us for a period of three years after the date on which such person acquired in excess of 15% of our outstanding voting common stock, unless the transaction is approved by our board of directors and holders of at least two-thirds of our outstanding voting stock, excluding shares held by such person. The prohibition against such transactions does not apply if, among other things, prior to the time that such person became an interested stockholder, our board of directors approved the transaction in which such person acquired 15% or more of our outstanding voting stock. The existence of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our common stock.

Our executive officers, directors and major shareholders may be able to exert significant control over the company, which may make an acquisition of us difficult.

To our knowledge, based on the number of shares of our common stock outstanding on September 30, 2014, stockholders holding 5% or more of our common stock, as well as our executive officers, directors, and their respective affiliates, owned in the aggregate approximately 55% of our common stock. These stockholders have the ability to influence our company through this ownership position. For example, as a result of this concentration of ownership, these stockholders, if acting together, may have the ability to affect the outcome of matters submitted to our stockholders for approval, including the election and removal of directors, changes to our equity compensation plans and any merger or similar transaction. This concentration of ownership may, therefore, harm the market price of our common stock by:

•	delaying, deferring or preventing a change in control of Infinity;

•	impeding a merger, consolidation, takeover or other business combination involving Infinity; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of Infinity.

Item 5.	Other Information

780/790 Memorial Drive Lease Amendment

On November 6, 2014, we entered into a Seventh Amendment to Lease, or the Lease Amendment, by and between us and ARE-770/784/790 Memorial Drive, LLC, or the Landlord, which amends that Lease Agreement originally dated July 2, 2002, as amended to date, which we refer to as the Original Lease. We shall refer to the Original Lease together with the Lease Amendment as the Memorial Drive Lease. We shall refer to the area rented under the Memorial Drive Lease as the Premises.

Under the Lease Amendment: (i) the Premises consist of 54,861 square feet, of which 3,861 square feet are located at 790 Memorial Drive, or the 790 Premises; we surrendered 13,159 square feet of the previously leased 17,020 square feet at the 790 Premises; (ii) we have extended the base term of the Memorial Drive Lease through March 31, 2025; and (iii) we have two separate five-year options to extend the term of the Memorial Drive Lease to 2035 on the same terms and conditions (other than with respect to base rent or any work letter). The Memorial Drive Lease provides that we shall continue to pay the base rent as provided in the Original Lease until January 31, 2016. The base rent shall then increase to $69.00 per square foot of the Premises on February 1, 2016 and again to $70.00 per square foot of the Premises on February 1, 2018. The Memorial Drive Lease provides that no base rent for the Premises shall be due (i) for the period commencing on February 1, 2015 through July 31, 2015, (ii) for the period commencing on February 1, 2016 through February 29, 2016, (iii) for the period commencing on February 1, 2017 through February 28, 2017, and (iv) for the period commencing on February 1, 2018 through February 28, 2018. We have also received a base building allowance of $1,097,220, or $20.00 per square foot, for the design and construction of capital improvements to the 780 Premises and a tenant improvement allowance of $1,920,135, or $35.00 per square foot, for the design and construction of additional alterations to the Premises.

The foregoing summary description of the Memorial Drive Lease does not purport to be complete and is qualified in its entirety by reference to the Memorial Drive Lease, which is attached as Exhibits 10.5 hereto and incorporated herein by reference.

Item 6.	Exhibits

(a) Exhibits.

The exhibits listed in the Exhibit Index are included in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFINITY PHARMACEUTICALS, INC.

Date: November 10, 2014	By:	/s/ LAWRENCE E. BLOCH, M.D., J.D.
Lawrence E. Bloch, M.D., J.D.
Executive Vice President, Chief Financial Officer and Chief Business Officer
(Principal Financial Officer & Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing date	Exhibit Number	Filed with this 10-Q

10.1	Amendment to Amended and Restated Development and License Agreement, dated as of dated July 29, 2014, by and between Infinity Pharmaceuticals, Inc. and Intellikine LLC.				X

10.2*	Collaboration and License Agreement, dated as of September 2, 2014, between Infinity Pharmaceuticals, Inc. and AbbVie Inc.				X

10.3	First Amendment to Facility Agreement, dated as of September 22, 2014, between Infinity Pharmaceuticals, Inc. and Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Partners, L.P., and Deerfield International Master Fund, L.P.				X

10.4	Lease Agreement, dated as of September 25, 2014, between Infinity Pharmaceuticals, Inc. and BHX, LLC, as trustee of 784 Realty Trust.				X

10.5	Seventh Amendment to Lease, dated as of November 6, 2014, between Infinity Pharmaceuticals, Inc. and ARE-770/784/790 Memorial Drive, LLC.				X

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. Filed herewith.				X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. Filed herewith.				X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.				X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.				X

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. Filed herewith.				X

* Confidential treatment has been requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.