Form 10-K
period 2014-12-31
INFINITY PHARMACEUTICALS, INC.
filed 2015-02-24
CIK 1113148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting Common Stock held by non-affiliates of the registrant as of June 30, 2014 was $605,578,255 based on the last reported sale price of the registrant’s Common Stock on the NASDAQ Global Select Market on that date.

Number of shares outstanding of the registrant’s Common Stock as of February 18, 2015: 48,920,286

Documents incorporated by reference:

Portions of our definitive proxy statement to be filed with the Securities and Exchange Commission no later than April 30, 2015 in connection with our 2015 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Forward-Looking Information

The following discussion of our financial condition and results of operations contained in this Annual Report on Form 10-K should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. Some of the information contained in this discussion and analysis and set forth elsewhere in this report, including information with respect to our plans and strategy for our business, the possible achievement of discovery and development goals and milestones in 2015, our future discovery and development efforts, our collaborations, and our future operating results and financial position, includes forward-looking statements that involve risks and uncertainties. We often use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and other words and terms of similar meaning to help identify forward-looking statements, although not all forward-looking statements contain these identifying words. You also can identify these forward-looking statements by the fact that they do not relate strictly to historical or current facts. There are a number of important risks and uncertainties that could cause actual results or events to differ materially from those indicated by forward-looking statements. These risks and uncertainties include those inherent in pharmaceutical research and development, such as adverse results in our drug discovery and clinical development activities, decisions made by the U.S. Food and Drug Administration, or FDA, and other regulatory authorities with respect to the development and commercialization of our product candidates, our ability to obtain, maintain and enforce intellectual property rights for our product candidates, our dependence on our alliance partners, competition, our ability to obtain any necessary financing to conduct our planned activities and other risk factors. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly in Part I, Item 1A, Risk Factors, that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Unless required by law, we do not undertake any obligation to update any forward-looking statements.

PART I

Item 1.	Business

Overview

We are an innovative biopharmaceutical company dedicated to discovering, developing and delivering best-in-class medicines to patients with difficult-to-treat diseases. We combine proven scientific expertise with a passion for developing novel small molecule drugs that target emerging disease pathways for potential applications in oncology. Our most advanced product candidate is duvelisib, also known as IPI-145, an oral, dual-inhibitor of the delta and gamma isoforms of phosphoinositide-3-kinase, or PI3K, which is currently being evaluated for the treatment of hematologic malignancies. We believe that duvelisib is the only inhibitor of PI3K-delta and gamma being investigated in Phase 3 clinical trials. In addition to duvelisib, we seek to expand our pipeline through a dedicated internal discovery research program and licensing of potential new product candidates or technologies discovered by third parties. The following is a summary of the clinical development of duvelisib and 2015 goals:

•	We are conducting DUETTSTM (Duvelisib Trials in Hematologic Malignancies), a worldwide investigation of duvelisib in blood cancers. As part of the DUETTS program, we are conducting:

–

DYNAMOTM, a Phase 2, open-label, single arm study evaluating the safety and efficacy of duvelisib dosed at 25 mg twice daily, or BID, in approximately 120 patients with indolent non-Hodgkin lymphoma, or iNHL, including follicular lymphoma, marginal zone lymphoma and small lymphocytic lymphoma (or SLL), whose disease is refractory to radioimmunotherapy or both rituximab and chemotherapy. The FDA has granted orphan drug designation to duvelisib for the potential treatment of follicular lymphoma, the most common subtype of iNHL;

–

DYNAMO+R, a Phase 3 randomized, placebo-controlled study evaluating duvelisib dosed at 25 mg BID in combination with rituximab, a monoclonal antibody treatment, compared to placebo plus rituximab in approximately 400 patients with previously treated follicular lymphoma;

–

DUOTM, a Phase 3 randomized, monotherapy study evaluating duvelisib dosed at 25 mg BID compared to ofatumumab, a monoclonal antibody treatment, in approximately 300 patients with relapsed or refractory chronic lymphocytic leukemia, or CLL;

–

A Phase 1b trial of duvelisib in combination with obinutuzumab, a monoclonal antibody treatment, in CLL patients whose disease has progressed following treatment with a Bruton’s tyrosine kinase, or BTK, inhibitor; and

–	A Phase 1b/2 clinical study of duvelisib in combination with obinutuzumab or rituximab in patients with previously untreated follicular lymphoma.

•

We are also conducting an ongoing Phase 1, open-label, dose-escalation study designed to evaluate the safety, pharmacokinetics and clinical activity of duvelisib in patients with advanced hematologic malignancies. The dose escalation portion of the trial is complete, with the maximum tolerated dose defined as 75 mg BID.

•	In 2015, we intend to:

–	complete enrollment of DYNAMO during the first half of 2015;

–	report topline data from DYNAMO during the second half of 2015;

–	complete enrollment of DUO during the second half of 2015;

–	initiate the first clinical study evaluating duvelisib in combination with venetoclax (or ABT-199), a B-cell lymphoma 2 (or BCL-2) inhibitor being developed by AbbVie Inc. (or AbbVie); and

–	initiate two additional clinical studies investigating duvelisib in iNHL.

We are pursuing duvelisib in oncology through a strategic collaboration with AbbVie. For information regarding our collaboration, please see below under the heading “AbbVie” in the section entitled “Strategic Alliances.”

In 2014, we completed two Phase 2 studies of duvelisib in inflammation and concluded our investigation of duvelisib in this therapeutic area. The first, a randomized, double-blind, placebo-controlled crossover study of patients with mild, allergic asthma, was designed to evaluate the activity and safety of duvelisib in 50 patients following an allergen inhalation challenge. Patients were randomized to receive treatment with placebo followed by duvelisib or duvelisib followed by placebo in a two-period cross-over design, with duvelisib administered at either 1 mg BID or 5 mg BID for 14 days, or 25 mg BID for five days. We reported topline data from this study in October 2014 which showed that the study primary endpoint of significantly improving the maximum early-phase or late-phase asthmatic response as measured by FEV1 (a standard lung function test that measures the amount of air that can be exhaled in one second) was not met at any of the doses tested. Clinical improvement in the late-phase response was observed at the 25 mg BID dose (p = 0.052) and multiple pre-specified secondary efficacy endpoints were positive at the 25 mg BID dose, including an improvement in FEV1 area under the curve over the entire assessment period (p = 0.013) and a decrease in patients’ sensitivity to methacholine treatment, a measure of airway hyper-reactivity (p = 0.036). Additionally, the 5 mg BID and 25 mg BID doses of duvelisib significantly decreased serum levels of key mediators of airway inflammation.

The second study, a Phase 2, double-blind, randomized, placebo-controlled study, was designed to evaluate the efficacy, safety and pharmacokinetics of duvelisib dosed at either 0.5 mg, 1.0 mg or 5.0 mg BID for 12 weeks on background methotrexate compared to treatment with placebo plus methotrexate. The study evaluated 322 adults with active moderate-to-severe rheumatoid arthritis receiving a stable dose of methotrexate. The primary efficacy endpoint of the study was ACR20 response rate at 12 weeks, which is defined as the proportion of patients who achieve at least a 20% improvement in American College of Rheumatology, or ACR, response criteria after 12 weeks of study treatment. Topline data reported from this study in January 2015 demonstrated that the primary efficacy endpoint of the study was not met at any of the doses tested. Based on the results from these studies, we will not proceed with further clinical development of duvelisib or IPI-443, our second oral inhibitor of PI3K-delta and gamma, in inflammatory diseases, and we expect that any further development of IPI-443 in inflammatory diseases would be conducted through out-licensing or partnering efforts.

In August 2014, we licensed rights to our fatty acid amide hydrolase, or FAAH program, to FAAH Pharma Inc., or FAAH Pharma, a company pursuing the clinical development of IPI-940 to investigate its potential to treat neuropathic pain. We received a 23% ownership in FAAH Pharma in exchange for the license. FAAH Pharma receives funding from TVM Life Science Ventures VII, L.P., or TVM, through potential milestone payments.

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

The Infinity logo and all other Infinity product names are trademarks of Infinity Pharmaceuticals, Inc. or its subsidiary in the United States and in other select countries. We may indicate U.S. trademark registrations and U.S. trademarks with the symbols “®” and “™”, respectively. Other third-party logos and product/trade names are registered trademarks or trade names of their respective owners.

Product Development Pipeline

Historically, our product development programs have arisen from a combination of internally developed programs and strategic licensing arrangements. We focus on targets that have the potential to fundamentally change how disease is treated and where we believe we can use our scientific capabilities to identify differentiated product candidates with well-defined development paths. We seek to leverage what we believe to be our innovative approaches to drug discovery and translational medicine and our robust internal capabilities across all of the relevant scientific disciplines, including medicinal chemistry, cell biology, biochemistry, pharmacology and molecular pathology. Our goal is to integrate these disciplines to rapidly identify product candidates and to better understand which populations of patients may benefit most from our product candidates.

Duvelisib, our clinical candidate directed to the inhibition of PI3K, arose out of our strategic licensing arrangement with Intellikine, Inc., or Intellikine, which was acquired in January 2012 by Takeda Pharmaceutical Company Limited, acting through its Millennium business unit. We refer to our PI3K program licensor as Takeda. We also have multiple innovative projects in earlier stages of development and actively evaluate potential licenses and collaborations regarding new product candidates and technologies discovered by third parties.

Our product development programs as of February 1, 2015 are illustrated in the following chart:

PI3 Kinase Inhibitor Program in Hematologic Malignancies

The PI3Ks are a family of enzymes involved in multiple cellular functions, including cell proliferation and survival, cell differentiation, cell migration and immunity. The PI3K-delta and PI3K-gamma isoforms are preferentially expressed in white blood cells, where they have distinct and mostly non-overlapping roles in immune cell development and function. Targeting PI3K-delta and PI3K-gamma may provide multiple opportunities to develop differentiated therapies for the treatment of hematologic malignancies. Our lead product candidate, duvelisib, is an oral, dual inhibitor of PI3K-delta and PI3K-gamma, which we believe is the only inhibitor of PI3K-delta and gamma being investigated in Phase 3 clinical trials.

Hematologic malignancies are cancers of the blood or bone marrow and include leukemia and lymphoma, such as CLL, Hodgkin lymphoma and non-Hodgkin lymphoma, or NHL. It is estimated that there will be approximately 132,000 newly diagnosed cases of NHL in the seven major pharmaceutical markets (United States, France, Germany, Italy, Japan, Spain, and United Kingdom) in 2015. The distribution of NHL subtypes differs by country. In the United States and major European countries, diffuse large B-cell lymphoma, or DLBCL, accounts for the majority of NHL cases ranging from 37-43%, while CLL accounts for 25-33% and follicular lymphoma for 17-22%. Even with advances in treatment options for these diseases, the clinical outlook for patients still remains poor. A significant proportion of patients relapses following treatment and becomes refractory to current agents, representing a significant unmet medical need.

To address this need, we are conducting DUETTS, a worldwide investigation of duvelisib in blood cancers. The initiation of the DUETTS trials, discussed below in detail, is supported by data from our ongoing Phase 1, open-label, dose-escalation study designed to evaluate the safety, pharmacokinetics and clinical activity of duvelisib in patients with advanced hematologic malignancies. The dose-escalation portion of the trial is complete, with the maximum tolerated dose defined at 75 mg BID. We are continuing to evaluate duvelisib across two 25 mg BID expansion cohorts in patients with relapsed/refractory CLL, iNHL and mantle cell lymphoma, or MCL, and treatment-naïve CLL in high-risk patients defined as patients over age 65 or having either of two genetic abnormalities known as a 17p deletion or p53 mutation. Additionally, we are continuing to evaluate duvelisib across five 75 mg BID expansion cohorts in patients with relapsed/refractory CLL, iNHL and MCL; T-cell lymphomas; aggressive B-cell lymphomas; myeloid neoplasms; and T-cell or B-cell acute lymphoblastic leukemia/lymphoma. Data from this study, presented in December 2014 at the Annual Meeting of the American Society for Hematology, or ASH, and in January 2015 at the 7th Annual T-Cell Lymphoma Forum, showed that duvelisib is clinically active in CLL, iNHL, and T-cell lymphoma, as well as other hematologic malignancies.

Indolent Non-Hodgkin Lymphoma

Data from our Phase 1 study has demonstrated that duvelisib administered at 25 mg BID is clinically active in patients with iNHL, with a 72% (13 of 18 evaluable patients) overall response rate and a 33% (6 of 18 evaluable patients) complete response rate. Among patients with follicular lymphoma, the overall response rate was 69% (9 of 13 evaluable patients), including a 38% complete response rate (5 of 13 evaluable patients). The median progression free survival and median overall survival have not yet been reached, with 69% progression-free and 89% overall survival at 24 months. Duvelisib was generally well tolerated, and the majority of side effects were low-grade, asymptomatic and transient. The majority of adverse events were Grade 1 or 2, reversible and/or clinically manageable. At the 25 mg BID dose, the most common Grade 3 side effects were increases in alanine aminotransferase, or ALT, or aspartate aminotransferase, or AST, (32%), diarrhea (16%), neutropenia and pneumonia (11% each). Grade 4 neutropenia was 11% (2 patients), Grade 4 ALT or AST increase was 5% (1 patient) and Grade 4 pneumonia was 5% (1 patient).

As Part of the DUETTS program, we are conducting DYNAMO, a Phase 2, open-label, single arm study evaluating the safety and efficacy of duvelisib dosed at 25 mg BID in approximately 120 patients with iNHL, including follicular lymphoma, marginal zone lymphoma and SLL whose disease is refractory to radioimmunotherapy or both rituximab and chemotherapy. Patients enrolled in the study must have progressed within six months of receiving their last therapy. The primary endpoint of the study is response rate according to the International Working Group Criteria.

The DYNAMO study is designed with the potential to support accelerated approval of duvelisib in patients with follicular lymphoma, the most common subtype of iNHL, assuming we are able to generate positive safety and efficacy data from the study and on the condition that we conduct a confirmatory study. Additionally, the FDA has granted orphan drug designation to duvelisib for the potential treatment of follicular lymphoma. We expect to complete patient enrollment in DYNAMO in the first half and report topline data in the second half of 2015. The availability of accelerated approval is dependent on a number of factors including whether duvelisib has demonstrated a meaningful benefit over available therapies. For a further discussion of the FDA’s accelerated approval pathway, and certain risks related to our ability to seek accelerated approval for duvelisib, see “Government Regulation—Review and Approval of Drugs in the United States” and “Risk Factors—Risks Related to the Development and Commercialization of Our Product Candidates” elsewhere in this report.

We have expanded the DUETTS program in follicular lymphoma with the initiation of two new trials. The first, DYNAMO+R, is a Phase 3 randomized, placebo-controlled study evaluating duvelisib dosed at 25 mg BID in combination with rituximab compared to placebo plus rituximab in approximately 400 patients with previously treated follicular lymphoma and is designed to serve as our confirmatory study in the event we are able to receive accelerated approval of duvelisib for the treatment of patients with follicular lymphoma based on the results of our DYNAMO study. The second is a Phase 1b/2 clinical study of duvelisib in combination with obinutuzumab or rituximab in patients with previously untreated follicular lymphoma.

Chronic Lymphocytic Leukemia

Data from our Phase 1 study demonstrates that duvelisib administered at 25 mg BID is clinically active in patients with relapsed/refractory CLL, with a 57% overall response rate (17 of 30 evaluable patients), including one complete response. The median progression free survival and median overall survival in the 31 patients who received the 25 mg BID dose have not yet been reached with a median time on treatment of 7.6 months (range: 0.9 months – 34.1 months). The majority of side effects were Grade 1-2, reversible and/or clinically manageable. Across all doses evaluated in the study (N = 55), the most common Grade 3 side effects were pneumonia (24%), neutropenia (18%) and anemia (16%). Grade 4 pneumonia was 2% (1 patient), Grade 4 neutropenia was 24% (13 patients) and Grade 4 anemia was 2% (1 patient).

Also as part of the DUETTS program, we are enrolling patients in DUO, a Phase 3 study of duvelisib in patients with CLL. This randomized study is designed to evaluate the safety and efficacy of duvelisib dosed at 25 mg BID compared to ofatumumab in approximately 300 patients with relapsed or refractory CLL. The primary endpoint of the study is progression-free survival. The FDA and the European Medicines Agency, or EMA, have granted orphan drug designation to duvelisib for the potential treatment of CLL and SLL. We expect to complete enrollment of DUO in the second half of 2015. We have further expanded the DUETTS program in CLL with the initiation of a Phase 1b trial of duvelisib in combination with obinutuzumab in CLL patients whose disease has progressed following treatment with a BTK inhibitor. This study is supported by Phase 1 data of duvelisib in six CLL patients previously treated with ibrutinib, a BTK inhibitor. Early clinical activity was observed, with partial responses in one CLL patient and stable disease in five CLL patients. The safety profile of duvelisib in these patients appeared consistent with the safety profile observed in other patients with advanced hematologic malignancies treated with duvelisib in the Phase 1 study.

T-Cell Lymphoma and Other Lymphomas

Duvelisib is clinically active in advanced T-cell lymphomas. Treatment with duvelisib in heavily pre-treated patients with relapsed/refractory T-cell lymphoma led to an overall response rate of 42% (14 of 33 patients evaluable for response), including two complete responses and twelve partial responses. Among the 15 patients with peripheral T-cell lymphoma, or PTCL, who were evaluable for response, duvelisib led to two complete responses and six partial responses, for an overall response rate of 53%. Among the 18 patients with cutaneous T-cell lymphoma, or CTCL, evaluable for response, duvelisib led to six partial responses, for an overall response rate of 33%. Stable disease was observed in one patient with PTCL and six patients with CTCL. The Grade 3 side effects in patients with T-cell lymphoma included increases in ALT or AST (31%, 11 patients), rash (17%, 6 patients) and pneumonia (14%, 5 patients). Two patients (6%) had Grade 4 ALT or AST increases and one patient (3%) had Grade 4 pneumonia. The majority of patients (27 of 35) received duvelisib dosed at 75 mg BID.

Additionally, early clinical data in patients with aggressive non-Hodgkin lymphoma and T-cell acute lymphoblastic leukemia, have been reported, with reductions in adenopathy, or decrease in the size of lymph nodes, observed in patients with DLBCL and Richter transformation, an aggressive disease, as well as a partial response in one patient with transformed follicular lymphoma.

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

We and AbbVie share oversight of development and have each agreed to use diligent efforts, as defined in the AbbVie Agreement, to carry out our development activities under an agreed upon development plan. We have primary responsibility for the conduct of development of Duvelisib Products, unless otherwise agreed, and

AbbVie has responsibility for the conduct of certain contemplated combination clinical studies, which we refer to as the AbbVie Studies. We have the responsibility to manufacture Duvelisib Products until we transition manufacturing responsibility to AbbVie, which we expect to occur as promptly as practicable while ensuring continuity of supply. Excluding the AbbVie Studies, we are responsible for all costs to develop and manufacture Duvelisib Products up to a maximum amount of $667 million after which we will share Duvelisib Product development and manufacturing costs equally with AbbVie. The development and manufacturing costs of the AbbVie Studies will be shared equally.

We and AbbVie share operational responsibility and decision making authority for commercialization of Duvelisib Products in the United States. Specifically, we have the primary responsibility for advertising, distribution, and booking sales, and we share certain other commercialization functions with AbbVie. Assuming regulatory approval, we and AbbVie are obligated to each provide half of the sales representative effort to promote Duvelisib Products in the United States. Outside the United States, AbbVie has, with limited exceptions, operational responsibility and decision making authority to commercialize Duvelisib Products. We and AbbVie will share the cost of manufacturing and supply for commercialization of Duvelisib Products in the United States, and AbbVie will bear the cost of manufacturing and supply for commercialization of Duvelisib Products outside the United States.

AbbVie has paid us a non-refundable $275 million upfront payment and has agreed to pay us up to $530 million in potential future milestone payments comprised of $130 million associated with the completion of enrollment of either DYNAMO or DUO, which we expect to occur in 2015, up to $275 million associated with the achievement of specified regulatory filing and approval milestones, and up to $125 million associated with the achievement of specified commercialization milestones. Under the terms of the AbbVie Agreement, we and AbbVie will equally share commercial profits or losses of Duvelisib Products in the United States, including sharing equally the existing royalty obligations to Mundipharma International Corporation Limited, or Mundipharma, and Purdue Pharmaceutical Products L.P., or Purdue, for sales of Duvelisib Products in the United States, as well as sharing equally the existing U.S. milestone payment obligations to Takeda. Additionally, AbbVie has agreed to pay us tiered royalties on net sales of Duvelisib Products outside the United States ranging from 23.5% to 30.5%, depending on annual net sales of Duvelisib Products by AbbVie, its affiliates and its sublicensees. We are responsible for the existing royalty obligations to Mundipharma and Purdue outside the United States and to Takeda worldwide, and AbbVie has agreed to reimburse us for our existing Duvelisib Product milestone payment obligations to Takeda outside the United States. The tiered royalty from AbbVie is subject to a reduction of 4% at each tier if our royalties to Mundipharma and Purdue are reduced according to the terms of our agreements with Mundipharma and Purdue. This tiered royalty can further be reduced based on specified factors, including patent expiry, generic entry, and royalties paid to third parties with blocking intellectual property. These royalties are payable on a product-by-product and country-by-country basis until AbbVie ceases selling the product in the country.

Subject to limited exceptions, we have agreed that we and our affiliates will not commercialize, or assist others in commercializing, in oncology indications any product that is a PI3K delta, gamma inhibitor that meets certain agreed-to criteria, other than Duvelisib Products, and AbbVie has agreed to similar restrictions. Registration-directed clinical trials and commercialization of Duvelisib Products for uses outside of oncology indications would require our and AbbVie’s mutual consent.

The AbbVie Agreement will remain in effect until all development, manufacturing and commercialization of Duvelisib Products cease, unless terminated earlier. Either we or AbbVie may terminate the AbbVie Agreement if the other party is subject to certain insolvency proceedings or if the other party materially breaches the AbbVie Agreement and the breach remains uncured for a specified period, which may be extended in certain circumstances. However, we may terminate the AbbVie Agreement only on a country-by-country basis in the event AbbVie is not using diligent efforts to obtain regulatory approval or to commercialize Duvelisib Products in a country outside the United States. AbbVie may also terminate the AbbVie Agreement for convenience after a specified notice period. In the event there is a material uncured breach by either us or AbbVie of development or commercialization obligations, the non-breaching party may also have the right to assume and conduct such applicable development or commercialization obligations. If AbbVie or any of its affiliates or sublicensees challenges the patents we have licensed to AbbVie, we can terminate the AbbVie Agreement if the challenge is not withdrawn after a specified notice period.

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

In addition to developing duvelisib, we are seeking to identify additional novel inhibitors of PI3K-delta and/or PI3K-gamma for future development. We are obligated to pay to Takeda up to $5 million in remaining success-based milestone payments for the development a second product candidate and up to $450 million in success-based milestones for the approval and commercialization of two distinct products. In February 2014, we paid Takeda a $10 million milestone payment in connection with the initiation of our Phase 3 study of duvelisib in patients with relapsed or refractory CLL. In addition, we are obligated to pay Takeda tiered royalties on worldwide net sales ranging from 7% to 11% upon successful commercialization of products described in the agreement. Such royalties are payable until the later to occur of the expiration of specified patent rights and the expiration of non-patent regulatory exclusivities in a country, subject to reduction of the royalties, and, in certain circumstances, limits on the number of products subject to a royalty obligation. The amended and restated agreement expires on the later of the expiration of certain patents and the expiration of the royalty payment terms for the products, unless earlier terminated. Either party may terminate the agreement on 75 days’ prior written notice if the other party materially breaches the agreement and fails to cure such breach within the applicable notice period, provided that the notice period is reduced to 30 days where the alleged breach is non-payment. Takeda may also terminate the agreement if we are not diligent in developing or commercializing the licensed products and do not, within three months after notice from Takeda, demonstrate to Takeda’s reasonable satisfaction that we have not failed to be diligent. The foregoing periods are subject to extension in certain circumstances. Additionally, Takeda may terminate the agreement upon 30 days’ prior written notice if we or a related party bring an action challenging the validity of any of the licensed patents, provided that we have not withdrawn such action before the end of the 30-day notice period. We may terminate the agreement at any time upon 180 days’ prior written notice. The agreement also provides for customary reciprocal indemnification obligations of the parties.

On July 29, 2014, we entered into an amendment to our amended and restated development and license agreement with Takeda. Under the terms of the amendment, we paid to Takeda a one-time upfront payment of $5 million in exchange for the option to terminate our royalty obligations to Takeda under the amended and restated development and license agreement solely with respect to worldwide net sales in oncology indications of products containing or comprised of duvelisib. The option may be exercised by payment to Takeda of a fee of $52.5 million on or before March 31, 2015. If the option is not exercised, our royalty obligations to Takeda will remain unchanged.

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

Under the terms of the 2012 Termination Agreements:

•

All intellectual property rights that we had previously licensed to Mundipharma and Purdue to develop and commercialize products under the previous strategic alliance agreements terminated resulting in the return to us of worldwide rights to all product candidates that had previously been covered by the strategic alliance.

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

Royalties are payable under these agreements until the later to occur of the last-to-expire of specified patent rights and the expiration of non-patent regulatory exclusivities in a country, provided that if royalties are payable solely on the basis of non-patent regulatory exclusivity, each of the royalty rates is reduced by 50%. In addition, royalties payable under these agreements after Mundipharma and Purdue have recovered all research and development expenses paid to us are subject to reduction on account of third-party royalty payments or patent litigation damages or settlements which might be required to be paid by us if litigation were to arise, with any such reductions capped at 50% of the amounts otherwise payable during the applicable royalty payment period.

Deerfield

On February 24, 2014, we entered into a facility agreement with affiliates of Deerfield Management Company, L.P., or Deerfield, pursuant to which, Deerfield agreed to loan us up to $100 million, subject to the terms and conditions set forth in the facility agreement. On September 22, 2014, we amended the facility agreement with Deerfield such that the maximum principal amount that we may draw down is reduced to $50 million. We refer to the facility agreement with Deerfield, as amended, as the Facility Agreement. Under the terms of the Facility Agreement, we had the right to draw down on the Facility Agreement in $25 million minimum disbursements at any time during a pre-specified draw period. The draw period has expired without us having drawn down on the Facility Agreement. On February 27, 2015, or upon the earlier termination of the facility, we are required to pay a fee equal to $1.5 million representing 3% of the total amount remaining undrawn under the facility. In connection with the execution of the Facility Agreement, we issued to Deerfield warrants to purchase an aggregate of 1,000,000 shares of common stock at an exercise price of $13.83 per share. The warrants have dividend rights to the same extent as if the warrants were exercised into shares of common stock. The warrants expire on the seventh anniversary of their issuance and contain certain limitations that prevent the holder from acquiring shares upon exercise of a warrant that would result in the number of shares beneficially owned by it exceeding 9.985% of the total number of shares of common stock then issued and outstanding.

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

We have thirteen issued or allowed U.S. patents covering duvelisib and/or other molecules related to our PI3K programs, which expire on various dates between 2029 and 2033, excluding any patent term extension. In addition, we have approximately 200 patents and patent applications pending worldwide related to our PI3K program. Any patents that may issue from our pending patent applications would expire between 2029 and 2035, excluding any patent term extension. These patents and patent applications disclose compositions of matter, pharmaceutical compositions, methods of use and synthetic methods.

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

Competition

The pharmaceutical and biotechnology industries are intensely competitive. Many companies, including biotechnology, chemical and pharmaceutical companies, are actively engaged in the research and development of drugs for the treatment of the same diseases and conditions as our current and potential future product candidates. Many of these companies have substantially greater financial and other resources, larger research and development staffs and more extensive marketing and manufacturing organizations than we do. In addition, some of them have considerably more experience than us in preclinical testing, clinical trials and other regulatory approval procedures. There are also academic institutions, governmental agencies and other research organizations that are conducting research in areas in which we are working. They may also develop products that may be competitive with our product candidates, either on their own or through collaborative efforts.

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

PI3K Inhibitor Program

We believe that the following companies, among others, have developed or are in the clinical stage of development of compounds targeting the delta and/or gamma isoforms of PI3K:

•

Gilead Sciences, Inc., or Gilead, has received approval from the FDA of idelalisib for the treatment of people with CLL, SLL, or follicular lymphoma, and which we believe is conducting a Phase 1b clinical trial of GS-9820;

•	Bayer AG, which we believe is conducting a Phase 2 and a Phase 3 clinical trial of copanlisib;

•	Acerta Pharma BV, which we believe is conducting a Phase 1 clinical trial of ACP 319;

•	TG Therapeutics, Inc., which we believe is conducting a Phase 1 clinical trial of TGR-1202; and

•	Rhizen Pharmaceuticals S.A., which we believe is conducting a Phase 1 clinical trial of RP-6530.

In addition, many companies are developing product candidates directed to disease targets such as BTK, BCL-2, Janus Kinase (or JAK), Spleen Tyrosine Kinase (or Syk), B-lymphocyte antigen CD-19, and programmed death 1/ligand 1 (or PD-1/PD-L1) in the fields of hematology-oncology, including in the specific diseases for which we are currently developing duvelisib, or for which we may develop duvelisib or other PI3K inhibitors in the future. Such companies include:

•

Pharmacyclics, Inc., through its collaboration with Janssen Biotech, which has received approval from the FDA of ibrutinib, a BTK inhibitor, for the treatment of people with MCL or CLL and is conducting multiple late stage clinical studies of ibrutinib in additional hematologic malignancies;

•	AbbVie, which we believe is conducting a Phase 3 and multiple Phase 1 and Phase 2 clinical trials of ABT-199, a BCL-2 inhibitor, in hematologic malignancies;

•

Celgene Corporation, which has received FDA approval of lenalidomide, an immunomodulator, for the treatment of people with multiple myeloma, MCL, and myelodyplastic syndromes, and is conducting late stage clinical studies of lenalidomide in additional hematologic malignancies; we also believe that Celgene is conducting a Phase 1 clinical trial of CC-292, a BTK inhibitor, in patients with CLL;

•	Gilead Sciences, Inc./Ono Pharmaceutical Group, which we believe is conducting Phase 1 clinical trials of ONO-4059, a BTK inhibitor, in patients with NHL and CLL;

•	Acerta Pharma BV, which we believe is conducting a Phase 1 clinical trial of ACP-196 in patients with CLL;

•	Incyte Corporation, which has received FDA approval of ruxolitinib, a JAK inhibitor, in patients with intermediate or high-risk myelofibrosis;

•	Novartis AG, which we believe is conducting a Phase 1/2 trial of CTL-019, which targets CD-19, in a trial that includes iNHL and CLL and ALL patients;

•	MorphoSys, which we believe is conducting Phase 2 clinical trials of MOR208, a B-lymphocyte antigen CD-19 inhibitor, in patients with NHL, CLL, and ALL; and

•

Bristol-Myers Squibb Company, Roche Group and its subsidiary Genentech, and AstraZeneca PLC, each of which we believe is conducting Phase 1 clinical trials of anti-PD-1 or anti-PD-L1 antibodies, in patients with hematologic malignancies.

Research and Development

As of February 1, 2015, our research and development group consisted of 162 employees, of whom 30% hold Ph.D. or M.D. degrees and an additional 27% hold other advanced degrees. Our research and development group is focusing on drug discovery, preclinical research, clinical trials and manufacturing technologies. Our research and development expense for the years ended December 31, 2014, 2013 and 2012 was approximately $143.6 million, $99.8 million and $118.6 million, respectively. Reimbursement for our strategic collaborator-sponsored research and development expenses under our previous alliance with Mundipharma and Purdue for the year ended December 31, 2012 totaled approximately $45.0 million. In calculating strategic collaborator-sponsored research and development expenses, we have included all reimbursement for our research and development efforts and excluded license fees. Our remaining research and development expense is company-sponsored.

Manufacturing and Supply

We rely primarily on third parties, and in some instances we rely on only one third party, to manufacture critical raw materials, drug substance and final drug product for our research, preclinical development and clinical trial activities. Under the AbbVie agreement, we will transition the responsibility to manufacture Duvelisib Products to AbbVie as promptly as is practicable while ensuring continuity of supply. Excluding the AbbVie Studies, we are responsible for all costs to develop and manufacture Duvelisib Products up to a maximum amount of $667 million, after which we will share Duvelisib Product development and manufacturing costs equally with AbbVie. The development and manufacturing costs of the AbbVie Studies will be shared equally. We and AbbVie will share the cost of manufacturing and supply for commercialization of Duvelisib Products in the United States, and AbbVie will bear the cost of manufacturing and supply for commercialization of Duvelisib Products outside the United States. Commercial quantities of any drugs we seek to develop will have to be manufactured in facilities and by processes that comply with the FDA and other regulations, and we plan to rely on third parties to manufacture commercial quantities of any products we successfully develop.

Sales and Marketing

We currently have limited marketing and no commercial sales or distribution capabilities. In order to commercialize any drugs if and when they are approved for sale, we will need to, and beginning in 2015 we intend to, develop the necessary marketing, sales and distribution capabilities. Under the AbbVie agreement, we and AbbVie share operational responsibility and decision making authority for commercialization of Duvelisib Products in the United States, while AbbVie has, with limited exceptions, operational responsibility and decision making authority to commercialize Duvelisib Products outside of the United States.

Government Regulation

Government authorities in the United States and in other countries extensively regulate, among other things, the research, development, testing, manufacturing, storage, recordkeeping, approval, promotion, labeling, advertising, distribution, marketing, post-approval monitoring and reporting, sampling and export and import of pharmaceutical products such as those we are developing. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources. We cannot provide assurance that any of our product candidates will prove to be safe or effective, will receive regulatory approvals or will be successfully commercialized.

Review and Approval of Drugs in the United States

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations. The failure to comply with applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant and/or sponsor to a variety of administrative or judicial sanctions, including refusal by the FDA to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by the FDA and the Department of Justice, or DOJ, or other governmental entities.

An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;

•	submission to the FDA of an IND, which allows human clinical trials to begin unless the FDA objects within 30 days;

•	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;

•

performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug product for each indication;

•	preparation and submission to the FDA of a new drug application, or NDA;

•	satisfactory review of the NDA by an FDA advisory committee, where appropriate or if applicable;

•

satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practices, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

•	satisfactory completion of FDA audits of clinical trial sites to assure compliance with GCPs and the integrity of the clinical data;

•	payment of user fees and securing FDA approval of the NDA; and

•	compliance with any post-approval requirements, including Risk Evaluation and Mitigation Strategies, or REMS, and post-approval studies required by the FDA.

Preclinical testing. Preclinical tests may include laboratory evaluation of a product candidate, its chemistry, formulation, safety and stability, as well as animal studies to assess the potential safety and efficacy of the product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements including GLP. We must submit the results of the preclinical tests, together with manufacturing information, analytical data and a proposed clinical trial protocol to the FDA as part of an IND. An IND is an exemption from the FDCA that allows an unapproved drug to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer an investigational drug to humans. Such authorization must be secured prior to interstate shipment and administration of any new drug that is not the subject of an approved NDA. Preclinical tests and studies can take several years to complete, and despite completion of those tests and studies, the FDA may not permit clinical testing to begin.

The IND process. The FDA requires a 30-day waiting period after the filing of each IND application before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects will be exposed to unreasonable health risks. At any time during this 30-day period or at any time thereafter, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin or continue. Following commencement of a clinical trial under an IND, the FDA may place a clinical hold on that trial. A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical investigation or to suspend an ongoing investigation. A partial clinical hold is a delay or suspension of only part of the clinical work requested under the IND. During clinical studies the FDA requires the submission of serious adverse event reports and other periodic reports. The IND application process may be extremely costly and substantially delay development of product candidates.

In addition, an IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review and reapprove the study at least annually. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB must operate in compliance with FDA regulations. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on its ClinicalTrials.gov website.

Clinical trials. Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

•

Phase 1: The product candidate is initially introduced into healthy human subjects or patients with the disease being investigated and tested for safety, dosage tolerance, bioavailability, absorption, distribution, excretion and metabolism and, if possible, to gain an early indication of its effectiveness. These studies may be conducted in healthy volunteers or patients with the disease being studied.

•

Phase 2: The product candidate is administered to a limited patient population to: (1) assess the efficacy of the candidate in specific, targeted indications; (2) assess dosage tolerance and optimal dosage; and (3) identify possible adverse effects and safety risks.

•

Phase 3: The product candidate is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product, and to provide adequate information for the labeling of the product.

These are commonly referred to as pivotal studies. Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. The FDA will typically inspect one or more clinical sites in late-stage clinical trials to assure compliance with GCP and the integrity of the clinical data submitted.

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

Specifically, upon submission of an NDA, the FDA conducts a preliminary review of an NDA within 60 days of its receipt and informs the sponsor by the 74th day after the FDA’s receipt of the submission to determine whether the application is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to specified performance goals in the review process of NDAs. Most such applications are meant to be reviewed within ten months from the date of filing, and most applications for “priority review” products are meant to be reviewed within six months of filing. The review process may be extended by the FDA for three additional months to consider new information or clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission. . FDA acceptance of an NDA for review regardless of the review classification does not guarantee that an application will be approved or even acted upon by any specific deadline. The FDA may refer the NDA to an advisory committee for review, evaluation and recommendation as to whether the application should be approved, but the FDA is not bound by the recommendation of an advisory committee.

The FDA’s Decision on an NDA

On the basis of the FDA’s evaluation of the NDA and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

If the FDA approves a product, it may limit the approved indications for use for the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess the drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Fast Track, Breakthrough Therapy and Priority Review Designations

The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs are fast track designation, breakthrough therapy designation and priority review designation.

Specifically, the FDA may designate a product for fast track review if it is intended, whether alone or in combination with one or more other drugs, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For fast track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a fast track product’s NDA before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a fast track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. However, the FDA’s time period goal for reviewing a fast track application does not begin until the last section of the NDA is submitted. In addition, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Second, in 2012, Congress enacted the Food and Drug Administration Safety and Innovation Act, or FDASIA. This law established a new regulatory scheme allowing for expedited review of products designated as “breakthrough therapies.” A product may be designated as a breakthrough therapy if it is intended, either alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to breakthrough therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross-disciplinary project lead for the review team; and taking other steps to design the clinical trials in an efficient manner.

Third, the FDA may designate a product for priority review if it is a drug that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines, on a case- by-case basis, whether the proposed drug represents a significant improvement when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting drug reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A priority designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months.

Accelerated Approval Pathway

The FDA may grant accelerated approval to a drug for a serious or life-threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the drug has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or IMM, and that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. Drugs granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.

For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a drug, such as an effect on IMM. The FDA has limited experience with accelerated approvals based on intermediate clinical endpoints, but has indicated that such endpoints generally may support accelerated approval where the therapeutic effect measured by the endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate clinical benefit of a drug.

The accelerated approval pathway is most often used in settings in which the course of a disease is long and an extended period of time is required to measure the intended clinical benefit of a drug, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. Thus, accelerated approval has been used extensively in the development and approval of drugs for treatment of a variety of cancers in which the goal of therapy is generally to improve survival or decrease morbidity and the duration of the typical disease course requires lengthy and sometimes large trials to demonstrate a clinical or survival benefit.

The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. As a result, a drug candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA.

Post-Approval Requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with clinical data.

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

•	fines, warning letters or holds on post-approval clinical trials;

•	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals;

•	product seizure or detention, or refusal to permit the import or export of products; or

•	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.

Orphan Designation and Exclusivity

Under the Orphan Drug Act, the FDA may designate a drug product as an “orphan drug” if it is intended to treat a rare disease or condition (generally meaning that it affects fewer than 200,000 individuals in the United

States, or more in cases in which there is no reasonable expectation that the cost of developing and making a drug product available in the United States for treatment of the disease or condition will be recovered from sales of the product). A company must request orphan product designation before submitting a NDA. If the request is granted, the FDA will disclose the identity of the therapeutic agent and its potential use. Orphan product designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product with orphan status receives the first FDA approval for the disease or condition for which it has such designation, the product will be entitled to orphan product exclusivity. Orphan product exclusivity means that the FDA may not approve any other applications for the same product for the same indication for seven years, except in certain limited circumstances. Competitors may receive approval of different products for the indication for which the orphan product has exclusivity and may obtain approval for the same product but for a different indication. If a drug or drug product designated as an orphan product ultimately receives marketing approval for an indication broader than what was designated in its orphan product application, it may not be entitled to exclusivity.

FDA Regulation of Companion Diagnostics

If safe and effective use of a therapeutic product depends on an in vitro diagnostic, then the FDA generally will require approval or clearance of the diagnostic, known as a companion diagnostic, at the same time that the FDA approves the therapeutic product. The FDA has generally required in vitro companion diagnostics intended to select the patients who will respond to cancer treatment to obtain a pre-market approval, or PMA, for that diagnostic simultaneously with approval of the drug.

The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee, which exceeds $250,000 for most PMAs. In addition, PMAs for certain devices must generally include the results from extensive preclinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, the applicant must demonstrate that the diagnostic produces reproducible results when the same sample is tested multiple times by multiple users at multiple laboratories. As part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality System Regulation, or QSR, which imposes elaborate testing, control, documentation and other quality assurance requirements.

PMA approval is not guaranteed, and the FDA may ultimately respond to a PMA submission with a not approvable determination based on deficiencies in the application and require additional clinical trial or other data that may be expensive and time-consuming to generate and that can substantially delay approval. If the FDA’s evaluation of the PMA application is favorable, the FDA typically issues an approvable letter requiring the applicant’s agreement to specific conditions, such as changes in labeling, or specific additional information, such as submission of final labeling, in order to secure final approval of the PMA. If the FDA concludes that the applicable criteria have been met, the FDA will issue a PMA for the approved indications, which can be more limited than those originally sought by the applicant. The PMA can include post-approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution.

After a device is placed on the market, it remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. Device manufacturers must also establish registration and device listings with the FDA. A medical device manufacturer’s manufacturing processes and those of its suppliers are required to comply with the applicable portions of the QSR, which cover the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of medical devices. Domestic facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA. The FDA also may inspect foreign facilities that export products to the U.S.

Review and Approval of Drug Products in the European Union

In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of drug products. Whether or not it obtains FDA approval for a product, the company would need to obtain the necessary approvals by the comparable foreign regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. The approval process ultimately varies between countries and jurisdictions and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries and jurisdictions might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country or jurisdiction does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country or jurisdiction may negatively impact the regulatory process in others.

In common with the United States, the various phases of preclinical and clinical research are subject to significant regulatory controls within the European Union. Variations in the national regimes exist. Most jurisdictions, however, require regulatory and IRB/ethics committee approval of interventional clinical trials. Most European regulators also require the submission of serious adverse event reports during a study and a copy of the final study report. Under European Union regulatory systems, for products that have an orphan drug designation or which target cancer, such as the product candidates we are currently developing, marketing authorizations must be submitted under a centralized procedure that provides for the granting of a single marketing authorization that is valid for all European Union member states.

Under the centralized procedure, the Committee for Medicinal Products for Human Use, or the CHMP, established at the European Medicines Agency, or EMA, is responsible for conducting the initial assessment of a drug. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. In this circumstance, the EMA ensures that the opinion of the CHMP is given within 150 days.

Healthcare Law and Regulation

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with third-party payors and customers are subject to broadly applicable fraud and abuse and other healthcare laws and regulations. Such restrictions under applicable federal and state healthcare laws and regulations, include the following:

•

the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid;

•

the federal False Claims Act imposes civil penalties, and provides for civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•

the federal transparency requirements under the Health Care Reform Law requires manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to payments and other transfers of value to physicians and teaching hospitals and physician ownership and investment interests; and

•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. Sales of products will depend, in part, on the extent to which the costs of the products will be covered by third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage, and establish adequate reimbursement levels for, such products. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged for medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, or formulary, which might not include all of the approved products for a particular indication.

The containment of healthcare costs also has become a priority of federal, state and foreign governments and the prices of drugs have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results.

As a result, the marketability of any product which receives regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, an increasing emphasis on managed care in the United States has increased and will continue to increase the pressure on drug pricing. Coverage policies, third-party reimbursement rates and drug pricing regulation may change at any time. In particular, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, contains provisions that may reduce the profitability of drug products, including, for example, increased rebates for drugs sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Even if favorable coverage and reimbursement status is attained for one or more products that receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Other Regulatory Matters

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

Employees

As of February 1, 2015, we had 195 full-time employees, 162 of whom were engaged in research and development and 33 of whom were engaged in general business management, administration and finance. Approximately 56% of our employees hold advanced degrees. Our success depends, in part, on our ability to recruit and retain talented and trained scientific and business personnel and senior leadership. We believe that we have been successful to date in obtaining and retaining these individuals, but we do not know whether we will be successful in doing so in the future. None of our employees are represented by a labor union or covered by a collective bargaining agreement, nor have we experienced work stoppages. We believe that relations with our employees are good.

Executive Officers

The following table lists the positions, names and ages of our executive officers as of February 1, 2015:

Name	Age	Position
Adelene Q. Perkins	55	President and Chief Executive Officer
Julian Adams, Ph.D.	60	President of Research & Development
Lawrence E. Bloch, M.D., J.D.	49	Executive Vice President, Chief Financial Officer and Chief Business Officer
Vito J. Palombella, Ph.D.	52	Executive Vice President, Chief Scientific Officer
David A. Roth, M.D.	52	Executive Vice President, Chief Medical Officer

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

Julian Adams, Ph.D., has served as our President of Research & Development since October 2007, our Chief Scientific Officer between September 2006 and May 2010, as Chief Scientific Officer of IPI from October 2003 until the merger with DPI in September 2006, as our President between September 2006 and October 2007 and as President of IPI from February 2006 until September 2006. Prior to joining Infinity, Dr. Adams served as Senior Vice President, Drug Discovery and Development at Millennium Pharmaceuticals, Inc. from 1999 to 2001, where he led the development of bortezomib, also known as Velcade®. Dr. Adams served as Senior Vice President, Research and Development at LeukoSite Inc., a private biopharmaceutical company, from July 1999 until its acquisition by Millennium in December 1999. Dr. Adams served as a director and Executive Vice President of Research and Development at ProScript, Inc., a private biopharmaceutical company, from 1994 until its acquisition by LeukoSite in 1999. Prior to joining ProScript, Dr. Adams held a variety of positions with Boehringer Ingelheim, a private pharmaceutical company, and Merck & Co., Inc., a publicly traded pharmaceutical company. Dr. Adams has served as a director of Aileron Therapeutics, Inc., a privately held biopharmaceutical company, since May 2011. Dr. Adams received a B.S. from McGill University and a Ph.D. from the Massachusetts Institute of Technology in the field of synthetic organic chemistry.

Lawrence E. Bloch, M.D., J.D., has served as Executive Vice President, Chief Financial Officer and Chief Business Officer since July 2012. Prior to joining Infinity, Dr. Bloch served as Chief Executive Officer of NeurAxon, Inc., a privately-held biopharmaceutical company, from 2007 to 2011. Previously, he served as Chief Financial Officer and Chief Business Officer of NitroMed, Inc., a publicly-held biopharmaceutical company, from 2004 to 2006. From 2000 to 2004, Dr. Bloch served as Chief Financial Officer, and from 1999 to 2002 as Vice President, Business Development, of Applied Molecular Evolution, Inc., a publicly-held biopharmaceutical company. Dr. Bloch began his career as an emergency medicine resident physician at Massachusetts General Hospital and Brigham & Woman’s Hospital. He holds a J.D. from Harvard Law School, an M.D. from Harvard Medical School and an M.B.A. from Harvard Business School.

Vito J. Palombella, Ph.D., has served as Executive Vice President and Chief Scientific Officer since May 2010. He is responsible for our drug discovery and preclinical development activities. Prior to his role as Chief Scientific Officer, Dr. Palombella was Vice President, Drug Discovery from September 2006 to May 2010 and Vice President, Biology of IPI from January 2004 to September 2006. Prior to joining Infinity, Dr. Palombella was Director of Molecular Biology and Protein Chemistry at Syntonix Pharmaceuticals where he was responsible for improving and expanding its core Fc receptor-mediated drug delivery technology. Before joining Syntonix, Dr. Palombella was Senior Director of Cell and Molecular Biology at Millennium Pharmaceuticals, which he joined through its acquisition of LeukoSite, at which he held the same title, in 1999. Prior to its acquisition by LeukoSite, Dr. Palombella held a number of positions at ProScript, Inc. between 1994 and 1999. While at ProScript, LeukoSite and Millennium, Dr. Palombella was involved in the discovery and development of bortezomib, also known as Velcade®, a proteasome inhibitor for cancer therapy. He also managed a number of additional projects, including research into NF-kB regulation. Dr. Palombella received a B.S. in Microbiology from Rutgers University and an M.S. and Ph.D. in Viral Oncology and Immunology from the New York University Medical Center. He was also a post-doctoral fellow at Harvard University in the laboratory of Dr. Tom Maniatis.

David A. Roth, M.D., has served as Executive Vice President and Chief Medical Officer since January 2014. In this role, he provides strategic leadership for our clinical development activities, including responsibility for the company’s medical affairs, pharmacovigilance and clinical operations functions. Prior to his role as Chief Medical Officer, Dr. Roth served as our Senior Vice President of Clinical Development and Medical Affairs from the time he joined Infinity in September 2013. Prior to joining Infinity, Dr. Roth was with Pfizer Inc. and Wyeth Pharmaceuticals, publicly traded pharmaceutical companies, from 2003 to 2013 where he contributed to the successful regulatory approval of several products, including bosutinib, a dual Src/Abl tyrosine kinase inhibitor for the treatment of chronic myelogenous leukemia; Xyntha® and ReFacto AF® for the treatment of hemophilia A; and BeneFIX® for the treatment of hemophilia B. Dr. Roth also led the early development of palbociclib, a CDK 4/6 inhibitor, to Phase 3 evaluation in women with ER positive advanced breast cancer. Among other leadership positions, Dr. Roth served as Vice President and Head of the Early Development, Oncology Business Unit at Pfizer from 2009 to 2013. While at Wyeth, he held the role of Assistant Vice

President, Clinical Research & Development and Global Therapeutic Area Director of Hematology from 2007 until Pfizer’s acquisition of Wyeth in 2009. During his tenure at Pfizer and Wyeth, Dr. Roth also co-chaired Pfizer’s oncology research and development board and served on several oncology and hematology R&D leadership teams and governance committees. Prior to joining the pharmaceutical industry, Dr. Roth’s experience included over 10 years in research and clinical practice as an academic hematologist, and he served on the full time faculty at Harvard Medical School and Beth Israel Deaconess Medical Center in Boston. Dr. Roth received his B.S. from the Massachusetts Institute of Technology and his M.D. from Harvard Medical School in the Harvard-M.I.T. Division of Health Sciences and Technology, where he remains on the Affiliated Faculty.

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

We have a history of operating losses, expect to incur significant and increasing operating losses in the future, may never become profitable, or if we become profitable, we may not remain profitable.

We have a limited operating history for you to evaluate our business. We have no approved products and have generated no product revenue from sales. We have primarily incurred operating losses. As of December 31, 2014, we had an accumulated deficit of $467 million. We expect to continue to spend significant resources to fund the research and development of duvelisib and our other product candidates. While we may have net income in future periods as the result of non-recurring collaboration revenue, we expect to incur substantial operating losses over the next several years as our clinical trial and drug manufacturing activities increase. In addition, in connection with seeking and possibly obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. As a result, we expect that our accumulated deficit will also increase significantly.

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

We are also aware of a number of companies developing product candidates or selling products directed to the same biological targets that our own product candidates are designed to inhibit. Specifically:

•

we believe that Gilead Sciences, Inc., or Gilead; Bayer AG; Acerta Pharma BV; Rhizen Pharmaceuticals S.A.; and TG Therapeutics, Inc.; are conducting clinical trials of drugs that target the delta and/or gamma isoforms of phosphoinositide-3-kinase, or PI3K, which is the target of duvelisib; and

•

many companies are developing product candidates or selling products directed to disease targets such as Bruton’s Tyrosine Kinase (or BTK), B-cell lymphoma 2 (or BCL-2), Janus Kinase (or JAK), Spleen Tyrosine Kinase (or Syk), B-lymphocyte antigen CD-19, and programmed death 1/ligand 1 (or PD-1/PD-L1) in the fields of hematology-oncology, including in the specific diseases for which we are currently developing duvelisib, or for which we may develop duvelisib or other PI3K inhibitors in the future, including: Pharmacyclics, Inc. through its collaboration with Janssen Biotech; AbbVie, Inc.; Celgene Corporation; Gilead Sciences, Inc./Ono Pharmaceutical Group; Acerta Pharma BV; Incyte Corporation; MorphoSys; Roche Group and its subsidiary Genentech; Bristol-Myers Squibb Company; Novartis AG; and AstraZeneca PLC.

Many of our competitors have:

•	significantly greater financial, technical and human resources than we have, and may be better equipped to discover, develop, manufacture and commercialize product candidates than we are;

•	more extensive experience in preclinical testing and clinical trials, obtaining regulatory approvals and manufacturing and marketing products than we do; and/or

•

product candidates that have been approved by the FDA, such as ibrutinib, a BTK inhibitor being developed and commercialized by Pharmacyclics, Inc. for the treatment of people with mantle cell lymphoma or chronic lymphocytic leukemia (or CLL), and idelalisib, a compound targeting the delta isoform of PI3K, being developed and commercialized by Gilead Sciences, Inc. for the treatment of people with CLL, are in later-stage clinical development than our own product candidates.

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

As of December 31, 2014, we had approximately $333 million in cash, cash equivalents and available-for-sale securities. We historically have invested these amounts in money market funds, corporate obligations, U.S. government-sponsored enterprise obligations, U.S. Treasury securities and mortgage-backed securities meeting the criteria of our investment policy, which prioritizes the preservation of our capital. Corporate obligations may include obligations issued by corporations in countries other than the United States, including some issues that have not been guaranteed by governments and government agencies. Our investments are subject to general credit, liquidity, market and interest rate risks and instability in the global financial markets. We may realize losses in the fair value of these investments or a complete loss of these investments. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio may have a material adverse effect on our financial results and the availability of cash to fund our operations.

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

If we are not able to maintain effective internal control under Section 404 of the Sarbanes-Oxley Act, our business and stock price could be adversely affected.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us, on an annual basis, to review and evaluate our internal control and requires our independent auditors to attest to the effectiveness of our internal controls. Any failure by us to maintain the effectiveness of our internal control in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act, as such requirements exist today or may be modified, supplemented or amended in the future, could have a material adverse effect on our business, operating results and stock price.

Risks Related to the Development and Commercialization of Our Product Candidates

All of our product candidates remain subject to clinical testing and regulatory approval. This process is highly uncertain, and we may never be able to obtain marketing approval for any of our product candidates.

To date, we have not obtained approval from the U.S. Food and Drug Administration, or FDA, or any foreign regulatory authority to market or sell any of our product candidates. Our product candidates are subject to extensive governmental regulations relating to development, clinical trials, manufacturing and commercialization. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required in the United States and in many foreign jurisdictions prior to the commercial sale of medicinal products like our product candidates. For example, we are evaluating duvelisib, the lead compound in our PI3K inhibitor program, in all phases of clinical development, and we anticipate initiating multiple additional trials of duvelisib in 2015. If any of these trials or other trials of our product candidates are successful, we may need to conduct further clinical trials and will need to apply for regulatory approval before we may market or sell any of our future products. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the product candidates we are developing, or may in the future develop, either alone or in collaboration with strategic alliance partners, will obtain marketing approval. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA and comparable foreign regulatory agencies.

We may not receive expedited or priority review, or accelerated approval, for any of our product candidates, and receipt of expedited or priority review may not lead to a faster development or regulatory review or approval process.

Some of our product candidates may be eligible for the FDA’s programs that are designed to facilitate the development and expedite the review of certain drugs, but we cannot provide any assurance that any of our product candidates will qualify for one or more of these programs. Even if a product candidate qualifies for one or more of these programs, the FDA may later decide that the product candidate no longer meets the conditions for qualification. For example, the DYNAMO study is designed with the potential to support accelerated approval of duvelisib for treatment of patients with follicular lymphoma, assuming we are able to generate positive safety and efficacy data from the study and on the condition that we conduct a confirmatory study. The availability of accelerated approval is dependent on a number of factors including whether duvelisib has demonstrated a meaningful benefit over available therapies. We cannot guarantee that duvelisib will qualify for accelerated approval. In particular, we are aware that Gilead has received accelerated approval for idelalisib, its product candidate to treat follicular lymphoma. If Gilead is able to complete its confirmatory study and receive full approval to market idelalisib for the treatment of follicular lymphoma faster than anticipated, our efforts to seek accelerated approval for duvelisib for the treatment of follicular lymphoma may be materially adversely affected. Moreover, even if we are able to receive accelerated approval for duvelisib the FDA may upon review of data from DYNAMO+R later decide that duvelisib no longer meets the conditions for approval resulting in revocation of approval.

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

Additionally, the availability of safe and effective treatments for the relevant disease being studied may impact patient enrollment in our clinical trials. For example, Pharmacyclics, Inc. has received approval to manufacture and market ibrutinib, a BTK inhibitor for the treatment of CLL, an indication in which we are currently evaluating duvelisib in a Phase 3 clinical trial, and Gilead has received accelerated approval to manufacture and market idelalisib for the treatment of follicular lymphoma, an indication for which we are currently evaluating duvelisib in our DYNAMO and DYNAMO+R Studies.

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

A delay in our clinical trial activities could adversely affect our efforts to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results. For example, we have designed our DYNAMO study with the potential to support accelerated approval of duvelisib for the treatment of follicular lymphoma, an indication for which Gilead has received accelerated approval to manufacture and market idelalisib. If we experience delays in the conduct of our DYNAMO study, or Gilead is able to complete its confirmatory study and receive full approval to market idelalisib for the treatment of follicular lymphoma faster than anticipated, our efforts to seek accelerated approval for duvelisib for the treatment of follicular lymphoma may be materially adversely affected.

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

We rely on third parties such as contract research organizations, medical institutions and external investigators to enroll qualified patients, conduct our clinical trials and provide services in connection with such clinical trials, and we intend to rely on these and other similar entities in the future. Our reliance on these third parties for clinical development activities reduces our control over these activities. Accordingly, these third-party contractors may not complete activities on schedule, or may not conduct our clinical trials in accordance with regulatory requirements or the trial design. If these third parties do not successfully carry out their contractual obligations or meet expected deadlines, we may be required to replace them. Replacing a third-party contractor may result in a delay of the affected trial and unplanned costs. If this were to occur, our efforts to obtain regulatory approval for and to commercialize our product candidates may be delayed.

In addition, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocol for the trial. The FDA requires us to comply with certain standards, referred to as good clinical practices, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. If any of our trial investigators or third-party contractors does not comply with good clinical practices, we may not be able to use the data and reported results from the trial. If this noncompliance were to occur, our efforts to obtain regulatory approval for and to commercialize our product candidates may be delayed.

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

Contract manufacturers may also encounter difficulties involving production yields or delays in performing their services. We do not have control over third-party manufacturers’ performance and compliance with applicable regulations and standards. If, for any reason, our manufacturers cannot perform as agreed, we may be unable to replace such third-party manufacturers in a timely manner, and the production of our product candidates would be interrupted, resulting in delays in clinical trials and additional costs. Switching manufacturers may be difficult because the number of potential manufacturers is limited and, depending on the type of material manufactured at the contract facility, the change in contract manufacturer must be submitted to and/or approved by the FDA and comparable regulatory authorities outside of the United States. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our product candidates after receipt of regulatory approval. It may be difficult or impossible for us to find a replacement manufacturer on acceptable terms quickly, or at all.

To date, our product candidates have been manufactured for preclinical testing and clinical trials primarily by third-party manufacturers. If the FDA or other regulatory agencies approve any of our product candidates for commercial sale, we expect that we would continue to rely, at least initially, on third-party manufacturers to produce commercial quantities of our approved product candidates. These manufacturers may not be able to successfully increase the manufacturing capacity for any approved product candidates in a timely or economical manner, or at all. Significant scale-up of manufacturing might entail changes in the manufacturing process that have to be submitted to or approved by the FDA or other regulatory agencies. If contract manufacturers engaged by us are unable to successfully increase the manufacturing capacity for a product candidate, or we are unable to establish our own manufacturing capabilities, the commercial launch of any approved products may be delayed or there may be a shortage in supply.

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

We and AbbVie share the obligations to commercialize Duvelisib Products in oncology in the United States, and AbbVie has the sole obligation to commercialize Duvelisib Products in oncology outside the United States. To successfully commercialize Duvelisib Products, we will need to, and we intend to, establish adequate marketing, sales and distribution capabilities for commercialization in the United States. Failure to establish these capabilities, whether due to insufficient resources or some other cause, will limit or potentially halt our ability to successfully commercialize any product candidates, thereby adversely affecting our financial results. Even if we do develop such capabilities, we will compete with other companies that have more experienced and well-funded marketing, sales and distribution operations.

If physicians and patients do not accept our future drugs, we may not be able to generate significant revenues from product sales.

Even if any of our product candidates obtains regulatory approval, that product may not gain market acceptance among physicians, patients, managed care organizations, third-party payors, and the medical community for a variety of reasons including:

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

Our ability to commercialize any future products successfully will depend in part on the coverage and reimbursement levels set by governmental authorities, private health insurers and other third-party payors. As a threshold for coverage and reimbursement, third-party payors in the United States generally require that product candidates have been approved for marketing by the FDA. Third-party payors also are increasingly challenging the effectiveness of and prices charged for medical products and services. We may not obtain adequate third-party coverage or reimbursement for our future products, or we may be required to sell our future products at prices that are below our expectations.

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

In some foreign countries, particularly Canada and European Union member states, the pricing of prescription pharmaceuticals is subject to strict governmental control. In these countries, pricing negotiations with governmental authorities can take six to twelve months or longer after the receipt of regulatory approval and product launch. To obtain favorable reimbursement for the indications sought or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our products to other available therapies. If reimbursement for our products is unavailable in any country in which reimbursement is sought or is limited in scope or amount, or if pricing is set at unsatisfactory levels, our business would be materially harmed.

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

The United States government and other governments have shown significant interest in pursuing healthcare reform, as evidenced by the passing of the Patient Protection and Affordable Care Act, or PPACA, and the Health Care and Education Reconciliation Act. These healthcare reform laws have the effect of increasing the number of individuals who receive health insurance coverage and closing a gap in drug coverage under Medicare Part D as established under the Medicare Prescription Drug Improvement Act of 2003. Each of these reforms could potentially increase our future revenue from any of our product candidates that are approved for sale. The law, however, also implements cost containment measures that could adversely affect our future revenue. These measures include increased drug rebates under Medicaid for brand name prescription drugs and extension of these rebates to Medicaid managed care. The legislation also extends certain discounted pricing on outpatient drugs to children’s hospitals, critical access hospitals and rural health centers. This expansion reduces the amount of reimbursement received for drugs purchased by these newly covered entities.

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

As the market adjusts to the healthcare reform laws, private health insurers and managed care plans are likely to continue challenging the prices charged for medical products and services. These cost-control initiatives could decrease the price we might establish for any of our future products, which would result in lower product revenue or royalties payable to us.

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

As our pipeline of product candidates matures, we are becoming increasingly subject to extensive and complex laws and regulations, including but not limited to healthcare “fraud and abuse” and patient privacy laws and regulations by both the federal government and the states in which we conduct our business. These laws and regulations include:

•

the anti-kickback provisions of the Social Security Act, which prohibit, among other things, persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

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

In the absence of adequate patent protection in other countries, competitors may similarly be able to obtain regulatory approval in those countries for products that duplicate our products. The laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as in the United States. Many companies have encountered significant difficulties in protecting and defending such rights in foreign jurisdictions. Some of our development efforts may be performed in China, India and other countries outside of the United States through third-party contractors. We may not be able to monitor and assess intellectual property developed by these contractors effectively; therefore, we may not be able to appropriately protect this intellectual property and could lose valuable intellectual property rights. In addition, the legal protection afforded to inventors and owners of intellectual property in countries outside of the United States may not be as protective of intellectual property rights as in the United States, and we may, therefore, be unable to acquire and protect intellectual property developed by these contractors to the same extent as if these development activities were being conducted in the United States. If we encounter difficulties in protecting our intellectual property rights in foreign jurisdictions, our business prospects could be substantially harmed.

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

Patent applications in the United States are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the PTO for the entire time prior to issuance as a U.S. patent. Similarly, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Consequently, we cannot be certain that we were the first to invent, or the first to file patent applications on, our product candidates or their therapeutic use. In the event that a third party has also filed a U.S. patent application relating to our product candidates or a similar invention, we may have to participate in interference or derivation proceedings declared by the PTO or the third party to determine priority of invention in the United States. An adverse decision in an interference or derivation proceeding may result in the loss of rights under a patent or patent application. In addition, the cost of interference proceedings could be substantial.

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

Our commercial success will depend on whether there are third-party patents or other intellectual property relevant to our potential products that may block or hinder our ability to develop and commercialize our product candidates. We may not have identified all U.S. and foreign patents or published applications that may adversely affect our business either by blocking our ability to manufacture or commercialize our drugs or by covering similar technologies that adversely affect the applicable market. In addition, we may undertake research and development with respect to product candidates, even when we are aware of third-party patents that may be relevant to such product candidates, on the basis that we may challenge or license such patents. There are no assurances that such licenses will be available on commercially reasonable terms, or at all. If such licenses are not available, we may become subject to patent litigation and, while we cannot predict the outcome of any litigation, it may be expensive and time consuming. If we are unsuccessful in litigation concerning patents owned by third parties, we may be precluded from selling our products.

While we are not currently aware of any litigation or third-party claims of intellectual property infringement related to our product candidates, the biopharmaceutical industry is characterized by extensive litigation regarding patents and other intellectual property rights. Other parties may obtain patents and claim that the use of our technologies infringes these patents or that we are employing their proprietary technology without authorization. We could incur substantial costs and diversion of management and technical personnel in defending against any claims that the manufacture and sale of our potential products or use of our technologies infringes any patents, or defending against any claim that we are employing any proprietary technology without authorization. The outcome of patent litigation is subject to uncertainties that cannot be adequately quantified in advance, including the demeanor and credibility of witnesses and the identity of the adverse party, especially in pharmaceutical patent cases that may turn on the testimony of experts as to technical facts upon which experts may reasonably disagree. In the event of a successful claim of infringement against us, we may be required to:

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

•

our entry into key agreements, including those related to the acquisition or in-licensing of new programs, or the termination of key agreements, including our collaboration and license agreement with AbbVie or our amended and restated development and license agreement with Takeda;

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

To our knowledge, based on the number of shares of our common stock outstanding on December 31, 2014, stockholders holding 5% or more of our common stock, as well as our executive officers, directors, and their respective affiliates, owned in the aggregate approximately 55% of our common stock. These stockholders have the ability to influence our company through this ownership position. For example, as a result of this concentration of ownership, these stockholders, if acting together, may have the ability to affect the outcome of matters submitted to our stockholders for approval, including the election and removal of directors, changes to our equity compensation plans and any merger or similar transaction. This concentration of ownership may, therefore, harm the market price of our common stock by:

•	delaying, deferring or preventing a change in control of Infinity;

•	impeding a merger, consolidation, takeover or other business combination involving Infinity; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of Infinity.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We currently lease, under two lease agreements, an aggregate of approximately 116,000 square feet of laboratory and office space among three buildings located at 780, 784 and 790 Memorial Drive in Cambridge, Massachusetts. On September 25, 2014, we entered into a new lease covering 61,000 feet of office space located at 784 Memorial Drive. Due to our involvement in the renovation of the building, we are deemed for accounting purposes the owner of the building during the construction period (see note 11 of the consolidated financial statements). On November 6, 2014, we entered into a lease extension covering 54,861 square feet of laboratory and office space at 780 and 790 Memorial Drive. Each lease expires on March 31, 2025, and each contains two separate five-year options to extend its term to 2035.

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

	2014		2013
	High	Low	High	Low
First quarter	$16.70	$11.30	$50.51	$32.13
Second quarter	13.25	8.40	50.40	16.07
Third quarter	16.93	8.80	23.68	15.45
Fourth quarter	18.25	11.90	18.35	11.57

Holders

As of February 1, 2015, there were 52 holders of record of our common stock.

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

The graph below shows a comparison of cumulative total stockholder returns from December 31, 2009 through December 31, 2014 for our common stock, the NASDAQ Stock Market (U.S.) Index and the NASDAQ Biotechnology Index. The graph assumes that $100 was invested in our common stock and in each index on December 31, 2009, and that all dividends were reinvested. No cash dividends have been declared or paid on our common stock.

The stockholder returns shown on the graph below are not necessarily indicative of future performance, and we will not make or endorse any predictions as to future stockholder returns.

Comparison of 5-Year Cumulative Total Return

among Infinity Pharmaceuticals, Inc.,

the NASDAQ Biotechnology Index,

and NASDAQ Stock Market (U.S.) Index

Item 6.	Selected Financial Data

The following financial data should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report. Amounts below are in thousands, except for shares and per share amounts.

	Year Ended December 31,
	2014	2013	2012	2011	2010
Statement of Operations Data:
Collaboration revenue	$164,995	$—	$47,114	$92,773	$71,331

Operating expenses:
Research and development	143,633	99,760	118,595	108,582	99,232
General and administrative	29,285	27,916	27,882	22,719	21,070
Total operating expenses	172,918	127,676	146,477	131,301	120,302
Gain on termination of Purdue entities alliance	—	—	46,555	—	—
Loss from operations	(7,923)	(127,676)	(52,808)	(38,528)	(48,971)
Interest income (expense), net	(9,310)	896	(1,349)	(1,514)	(1,447)
Income from Therapeutic Discovery Grants	—	—	—	—	734
Income from Massachusetts tax incentive award	—	—	193	—	—
Loss before income taxes	(17,233)	(126,780)	(53,964)	(40,042)	(49,684)
Income tax	(183)	—	—	—	700
Net loss	$(17,416)	$(126,780)	$(53,964)	$(40,042)	$(48,984)
Basic and diluted loss per common share	$(0.36)	$(2.64)	$(1.70)	$(1.50)	$(1.86)
Basic and diluted weighted average number of common shares outstanding	48,561,653	47,936,001	31,711,264	26,620,278	26,321,398

	As of December 31,
	2014	2013	2012	2011	2010
Selected Balance Sheet Data:
Cash, cash equivalents and available-for-sale securities, including long-term	$333,245	$214,468	$326,635	$115,937	$100,959
Working capital	289,691	202,735	311,086	88,995	75,378
Total assets	369,144	230,710	335,660	124,490	124,566
Long-term debt due to Purdue entities, net of debt discount(1)	—	—	—	37,553	—
Due to Takeda, less current portion(2)	—	6,456	6,252	—	—
Construction liability(3)	15,456	—	—	—	—
Accumulated deficit	(467,212)	(449,796)	(323,016)	(269,052)	(229,010)
Total stockholders’ equity	209,472	201,275	310,205	15,433	49,484

(1)	In November 2011, we borrowed $50 million under a line of credit agreement with Purdue and its independent associated entity, Purdue Pharma L.P., or PPLP. We reduced the long-term debt on our balance sheet with a debt discount. On September 7, 2012, upon completion of the sale and issuance of common stock to PPLP under the 2012 securities purchase agreement, the line of credit agreement with PPLP terminated in its entirety. See note 12 of the consolidated financial statements.
(2)

During the year ended December 31, 2012, we recorded $14.4 million in research and development expense related to the fair value of a release payment of $15 million, payable in installments, pursuant to the amended and restated agreement with Takeda Pharmaceuticals Company Limited, or Takeda. We paid $1.7 million and $6.7 million of this $15 million release payment during the years ended December 31, 2012 and December 31, 2014, respectively, and recorded the remaining balance as a liability. As of December 31, 2014, we have a balance of $6.7 million in Due to Takeda, current.
(3)	In September 2014, we entered into a lease agreement with BHX, LLC, as trustee of 784 Realty Trust, for the lease of office space at 784 Memorial Drive, Cambridge, Massachusetts. See note 11 of the consolidated financial statements. Upon lease commencement, building construction was initiated and we are involved in the construction project. We are deemed for accounting purposes to be the owner of the building during the construction period. As of December 31, 2014, we recorded building and accumulated construction costs of approximately $16.0 million and a construction liability of approximately $15.5 million. See note 11 of the consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. Some of the information contained in this discussion and analysis and set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the section titled “Risk Factors” in Part I, Item 1A of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Business Overview

We are an innovative biopharmaceutical company dedicated to discovering, developing and delivering best-in-class medicines to patients with difficult-to-treat diseases. We combine proven scientific expertise with a passion for developing novel small molecule drugs that target emerging disease pathways. Our most advanced product candidate is duvelisib, also known as IPI-145, an oral inhibitor of the delta and gamma isoforms of phosphoinositide-3-kinase, or PI3K, which is currently being evaluated in hematologic malignancies. Our dedicated discovery research program continues to work toward the goal of generating new product candidates.

Research and Development Programs

PI3 Kinase Inhibitor Program

The PI3Ks are a family of enzymes involved in multiple cellular functions, including cell proliferation and survival, cell differentiation, cell migration and immunity. The PI3K-delta and PI3K-gamma isoforms are preferentially expressed in white blood cells, where they have distinct and mostly non-overlapping roles in immune cell development and function. Targeting PI3K-delta and PI3K-gamma may provide multiple opportunities to develop differentiated therapies for the treatment of hematologic malignancies. Our lead product candidate, duvelisib, is an oral dual inhibitor of PI3K-delta and PI3K-gamma, which we believe is the only inhibitor of PI3K-delta and gamma being investigated in Phase 3 clinical trials.

We are conducting DUETTS™ (Duvelisib Trials in Hematologic Malignancies), a worldwide investigation of duvelisib in blood cancers. As part of the DUETTS program, we are conducting DYNAMO™, a Phase 2, open-label, single arm study evaluating the safety and efficacy of duvelisib dosed at 25 mg twice daily, or BID, in approximately 120 patients with indolent non-Hodgkin lymphoma, or iNHL, including follicular lymphoma, marginal zone lymphoma and small lymphocytic lymphoma, or SLL, whose disease is refractory to radioimmunotherapy or both rituximab and chemotherapy. Patients enrolled in the study must have progressed within six months of receiving their last therapy. The primary endpoint of the study is response rate according to the International Working Group Criteria.

The DYNAMO study is designed with the potential to support accelerated approval of duvelisib in patients with follicular lymphoma, the most common subtype of iNHL assuming we are able to generate positive safety and efficacy data from the study and on the condition that we conduct a confirmatory study. Additionally, the U.S. Food and Drug Administration, or the FDA, has granted orphan drug designation to duvelisib for the potential treatment of follicular lymphoma. We expect to complete patient enrollment in DYNAMO in the first half and report topline data in the second half of 2015. The availability of accelerated approval is dependent on a number of factors including whether duvelisib has demonstrated a meaningful benefit over available therapies. For a further discussion of the FDA’s accelerated approval pathway, and certain risks related to our ability to seek accelerated approval for duvelisib, see “Government Regulation—Review and Approval of Drugs in the United States” and “Risk Factors—Risks Related to the Development and Commercialization of Our Product Candidates” elsewhere in this report.

We are expanding the DUETTS program in lymphoma with the initiation of two new trials. The first, DYNAMO+R, is a Phase 3 randomized, placebo-controlled study evaluating duvelisib dosed at 25 mg BID in combination with rituximab compared to placebo plus rituximab in approximately 400 patients with previously treated follicular lymphoma and is designed to serve as our confirmatory study in the event we are able to receive accelerated approval of duvelisib for the treatment of patients with follicular lymphoma based on the results of our DYNAMO study. The second is a Phase 1b/2 clinical study of duvelisib in combination with obinutuzumab or rituximab, monoclonal antibody treatments, in patients with previously untreated follicular lymphoma.

Also part of the DUETTS program, we are enrolling patients in DUOTM, a Phase 3 study of duvelisib in patients with chronic lymphocytic leukemia, or CLL. This randomized study is designed to evaluate the safety and efficacy of duvelisib dosed at 25 mg BID compared to ofatumumab, a monoclonal antibody therapy, in approximately 300 patients with relapsed or refractory CLL. The primary endpoint of the study is progression-free survival. The FDA and the European Medicines Agency, or EMA, have granted orphan drug designation to duvelisib for the potential treatment of CLL and SLL. We expect to complete enrollment of DUO in the second half of 2015. We are further expanding the DUETTS program in CLL with the initiation of a Phase 1b trial of duvelisib in combination with obinutuzumab in CLL patients whose disease has progressed following treatment with a Bruton’s tyrosine kinase, or BTK, inhibitor.

These trials are supported by data from our ongoing Phase 1, open-label, dose-escalation study designed to evaluate the safety, pharmacokinetics and clinical activity of duvelisib in patients with advanced hematologic malignancies. The dose-escalation portion of the trial is complete, with the maximum tolerated dose defined at 75 mg BID. Data from this study, presented in December 2014 at the Annual Meeting of the American Society for Hematology, or ASH, and in January 2015 at the 7th Annual T-Cell Lymphoma Forum, showed that duvelisib is clinically active in CLL, iNHL, and T-cell lymphoma, as well as other hematologic malignancies.

We are pursuing duvelisib in oncology in collaboration with AbbVie Inc., or AbbVie. For information regarding our collaboration, please see below under the heading “AbbVie” in the section entitled “Strategic Alliances”.

In 2014, we completed two Phase 2 studies of duvelisib in inflammation and concluded our investigation of duvelisib in this therapeutic area. We reported topline data in October 2014 from the first study, a randomized, double-blind, placebo-controlled crossover study of patients with mild, allergic asthma, which showed that the study primary endpoint was not met at any of the doses tested. However, clinical improvement in the late-phase response was observed at the 25 mg BID dose (p = 0.052) and multiple pre-specified secondary efficacy endpoints were positive at the 25 mg BID dose. Additionally, the 5 mg BID and 25 mg BID doses of duvelisib significantly decreased serum levels of key mediators of airway inflammation. We reported topline data in January 2015 from the second study, a Phase 2, double-blind, randomized, placebo-controlled study designed to evaluate the efficacy, safety and pharmacokinetics of duvelisib in adults with active moderate-to-severe rheumatoid arthritis, which demonstrated that the primary efficacy endpoint of the study was not met at any of the doses tested. Based on the results from these studies, we will not proceed with further clinical development of duvelisib or IPI-443, our second oral inhibitor of PI3K-delta and gamma, in inflammatory diseases, and we expect that any further development of IPI-443 in inflammatory diseases would be conducted through out-licensing or partnering efforts.

Other Programs

In August 2014, we licensed rights to our fatty acid amide hydrolase, or FAAH program, to FAAH Pharma Inc., or FAAH Pharma, a company pursuing the clinical development of IPI-940 to investigate its potential to treat neuropathic pain. We received a 23% ownership in FAAH Pharma in exchange for the license. FAAH Pharma receives funding from TVM Life Science Ventures VII, L.P., or TVM, under potential milestone payments.

Strategic Alliances

Since our inception, strategic alliances have been integral to our growth. These alliances have provided access to breakthrough science, significant research support and funding, and innovative drug development programs, all intended to help us realize the full potential of our product pipeline. To date, all of our revenue has been generated under research collaboration agreements, and all our revenue during 2014 was derived from our strategic alliance with AbbVie, which is discussed in detail below.

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

We and AbbVie share oversight of development and have each agreed to use diligent efforts, as defined in the AbbVie Agreement, to carry out our development activities under an agreed upon development plan. We have primary responsibility for the conduct of development of Duvelisib Products, unless otherwise agreed, and AbbVie has responsibility for the conduct of certain contemplated combination clinical studies, which we refer to as the AbbVie Studies. We have the responsibility to manufacture Duvelisib Products until we transition manufacturing responsibility to AbbVie, which we expect to occur as promptly as practicable while ensuring continuity of supply. Excluding the AbbVie Studies, we are responsible for all costs to develop and manufacture Duvelisib Products up to a maximum amount of $667 million after which we will share Duvelisib Product development and manufacturing costs equally with AbbVie. The development and manufacturing costs of the AbbVie Studies will be shared equally.

We and AbbVie share operational responsibility and decision making authority for commercialization of Duvelisib Products in the United States. Specifically, we have the primary responsibility for advertising, distribution, and booking sales, and we share certain other commercialization functions with AbbVie. Assuming regulatory approval, we and AbbVie are obligated to each provide half of the sales representative effort to promote Duvelisib Products in the United States. Outside the United States, AbbVie has, with limited exceptions, operational responsibility and decision making authority to commercialize Duvelisib Products. We and AbbVie will share the cost of manufacturing and supply for commercialization of Duvelisib Products in the United States, and AbbVie will bear the cost of manufacturing and supply for commercialization of Duvelisib Products outside the United States.

AbbVie has paid us a non-refundable $275 million upfront payment and has agreed to pay us up to $530 million in potential future milestone payments comprised of $130 million associated with the completion of enrollment of either DYNAMO or DUO, which we expect to occur in 2015, up to $275 million associated with the achievement of specified regulatory filing and approval milestones, and up to $125 million associated with the achievement of specified commercialization milestones. Under the terms of the AbbVie Agreement, we and AbbVie will equally share commercial profits or losses of Duvelisib Products in the United States, including sharing equally the existing royalty obligations to Mundipharma International Corporation Limited, or Mundipharma, and Purdue Pharmaceutical Products L.P., or Purdue, for sales of Duvelisib Products in the United States, as well as sharing equally the existing U.S. milestone payment obligations to Takeda Pharmaceutical Company Limited, or Takeda. Additionally, AbbVie has agreed to pay us tiered royalties on net sales of Duvelisib Products outside the United States ranging from 23.5% to 30.5%, depending on annual net sales of Duvelisib Products by AbbVie, its affiliates and its sublicensees. We are responsible for the existing royalty obligations to Mundipharma and Purdue outside the United States and to Takeda worldwide, and AbbVie has agreed to reimburse us for our existing Duvelisib Product milestone payment obligations to Takeda outside the United States. The tiered royalty from AbbVie is subject to a reduction of 4% at each tier if our royalties to Mundipharma and Purdue are reduced according to the terms of our agreements with Mundipharma and Purdue. This tiered royalty can further be reduced based on specified factors, including patent expiry, generic entry, and royalties paid to third parties with blocking intellectual property. These royalties are payable on a product-by-product and country-by-country basis until AbbVie ceases selling the product in the country.

Subject to limited exceptions, we have agreed that we and our affiliates will not commercialize, or assist others in commercializing, in oncology indications any product that is a PI3K delta, gamma inhibitor that meets certain agreed-to criteria, other than Duvelisib Products, and AbbVie has agreed to similar restrictions. Registration-directed clinical trials and commercialization of Duvelisib Products for uses outside of oncology indications would require our and AbbVie’s mutual consent.

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

In addition to developing duvelisib, we are seeking to identify additional novel inhibitors of PI3K-delta and/or PI3K-gamma for future development. We are obligated to pay to Takeda up to $5 million in remaining success-based milestone payments for the development of a second product candidate and up to $450 million in success-based milestones for the approval and commercialization of two distinct products. In February 2014, we paid Takeda a $10 million milestone payment in connection with the initiation of our Phase 3 study of duvelisib in patients with relapsed or refractory CLL. In addition, we are obligated to pay Takeda tiered royalties on worldwide net sales ranging from 7% to 11% upon successful commercialization of products described in the agreement. Such royalties are payable until the later to occur of the expiration of specified patent rights and the expiration of non-patent regulatory exclusivities in a country, subject to reduction of the royalties, and, in certain circumstances, limits on the number of products subject to a royalty obligation.

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

On July 29, 2014, we entered into an amendment to our amended and restated development and license agreement with Takeda. Under the terms of the Amendment, we paid to Takeda a one-time upfront payment of $5 million in exchange for the option to terminate our royalty obligations to Takeda under the amended and restated development and license agreement solely with respect to worldwide net sales in oncology indications of products containing or comprised of duvelisib. The option may be exercised by payment to Takeda of a fee of $52.5 million on or before March 31, 2015. If the option is not exercised, our royalty obligations to Takeda will remain unchanged.

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

Under the terms of the 2012 Termination Agreements:

•

All intellectual property rights that we had previously licensed to Mundipharma and Purdue to develop and commercialize products under the previous strategic alliance agreements terminated resulting in the return to us of worldwide rights to all product candidates that had previously been covered by the strategic alliance.

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

Royalties are payable under these agreements until the later to occur of the last-to-expire of specified patent rights and the expiration of non-patent regulatory exclusivities in a country, provided that if royalties are payable solely on the basis of non-patent regulatory exclusivity, each of the royalty rates is reduced by 50%. In addition, royalties payable under these agreements after Mundipharma and Purdue have recovered all research and development expenses paid to us are subject to reduction on account of third-party royalty payments or patent litigation damages or settlements which might be required to be paid by us if litigation were to arise, with any such reductions capped at 50% of the amounts otherwise payable during the applicable royalty payment period.

Deerfield

On February 24, 2014, we entered into a facility agreement with affiliates of Deerfield Management Company, L.P., or Deerfield, pursuant to which, Deerfield agreed to loan us up to $100 million, subject to the terms and conditions set forth in the facility agreement. On September 22, 2014, we amended the facility agreement with Deerfield such that the maximum principal amount that we may draw down is reduced to $50 million. We refer to the facility agreement with Deerfield, as amended, as the Facility Agreement. Under the terms of the Facility Agreement, we had the right to draw down on the Facility Agreement in $25 million minimum disbursements, which we refer to as the Loan Commitment, at any time during a pre-specified draw period. The draw period has expired without us having drawn down on the Facility Agreement. On February 27, 2015, or upon the earlier termination of the facility, we are required to pay a fee equal to $1.5 million representing 3% of the total amount not drawn under the facility. In connection with the execution of the Facility Agreement, we issued to Deerfield warrants to purchase an aggregate of 1,000,000 shares of common stock at an exercise price of $13.83 per share. The warrants have dividend rights to the same extent as if the warrants were exercised into shares of common stock. The warrants expire on the seventh anniversary of their issuance and contain certain limitations that prevent the holder from acquiring shares upon exercise of a warrant that would result in the number of shares beneficially owned by it exceeding 9.985% of the total number of shares of common stock then issued and outstanding.

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

Revenue Recognition

To date, all of our revenue has been generated under research collaboration agreements, and all our revenue during 2014 was derived from our strategic alliance with AbbVie. The terms of these research collaboration agreements may include payment to us of non-refundable, upfront license fees, funding or reimbursement of research and development efforts, milestone payments if specified objectives are achieved, and/or royalties on product sales. We evaluate all deliverables within an arrangement to determine whether or not they provide value on a stand-alone basis. Based on this evaluation, the deliverables are separated into units of accounting. For each unit of accounting identified within an arrangement, we determine the period over which the performance obligation occurs. Revenue is then recognized using the proportional performance method. The proportional performance method is used when the level of effort to complete the performance obligations under an arrangement can be reasonably estimated. We recognize revenue based upon our best estimate of the selling price for each element when there is no other means to determine the fair value of that item and allocate the consideration based on the relative values. The process for determining the best estimate of the selling price involves significant judgment and estimates.

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

Results of Operations

The following table summarizes our results of operations for the years ended December 31, 2014, 2013 and 2012, in thousands, together with the change in each item as a percentage.

	2014	% Change	2013	% Change	2012
Collaboration revenue	$164,995	—	$—	(100)%	$47,114
Research and development expense	(143,633)	44%	(99,760)	(16)%	(118,595)
General and administrative expense	(29,285)	5%	(27,916)	0%	(27,882)
Gain on termination of Purdue entities alliance	—	—	—	(100)%	46,555
Interest expense	(9,649)	—	—	(100)%	(1,908)
Interest and investment income	339	(62)%	896	60%	559
Income from Massachusetts incentive tax award	—	—	—	(100)%	193
Income taxes	(183)	—	—	—	—

Revenue

Our revenue during the year ended December 31, 2014 consisted of approximately:

•	$159.1 million related to license revenue recognized as part of the $275 million upfront payment received from our collaboration agreement with AbbVie; and

•	$5.9 million of revenue related to development and committee services we performed under our collaboration agreement with AbbVie.

We recognized license revenue upon execution of the arrangement. Revenue related to development services and committee services are being recognized using the proportionate performance method as services are provided over the estimated service period of approximately five years. We have recorded the remaining amount of $110 million related to development and committee services as deferred revenue as of December 31, 2014.

The development, regulatory and commercialization milestones represent non-fundable amounts that would be paid by AbbVie to us if certain milestones are achieved in the future. We have elected to apply the milestones method of revenue recognition to these milestones. We have determined that all milestones, except for the first milestone, if achieved, are substantive as they relate solely to past performance, are commensurate with estimated enhancement of value associated with the achievement of each milestone as a result of our performance, which are reasonable relative to other deliverables and terms of the arrangement, and are unrelated to the delivery of any further elements under the arrangement. The first milestone, which we have determined not to be substantive based on risk and effort involved, will be recognized using the same method as the upfront payment when achieved.

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

We expect to recognize revenue related to license and development and committee services we perform under our collaboration agreement with AbbVie in 2015.

Research and Development Expense

Research and development expenses represented approximately 83% of our total operating expenses for the year ended December 31, 2014, 78% of our total operating expenses for the year ended December 31, 2013, and 81% of our total operating expenses for the year ended December 31, 2012.

The increase in research and development expense for the year ended December 31, 2014 compared to the year ended December 31, 2013 was primarily attributable to:

•	$28.0 million increase in clinical development expenses related to duvelisib;

•

$10.0 million milestone payment for the initiation of DUO, our first phase 3 study with a PI3K inhibitor, and $5.0 million option fee payment to Takeda in connection with the 2014 Takeda Amendment; and

•	$9.2 million increase in compensation expense primarily due to an increase in contingent cash compensation and hiring of new personnel.

These increases were partially offset by a decrease of $5.8 million in clinical development expenses due to the conclusion of our development of our Hsp90 inhibitor program.

The decrease in research and development expense for the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily attributable to:

•

$25.8 million lower clinical expenses, including clinical manufacturing expenses, primarily due to the discontinuation of company-sponsored development of our Hedgehog pathway inhibitor program, as well as conclusion of our development of our Hsp90 inhibitor program;

•	$14.4 million incurred in 2012 associated with the fair value of installment payments related to the amended and restated agreement with Takeda; and

•

$5 million associated with the achievement of a milestone for the initiation of a Phase 2a clinical trial of duvelisib in patients with mild, allergic asthma and a $1.0 million milestone for the initiation of the first IND-enabling cGLP toxicology study of IPI-443.

These decreases were partially offset by an increase of $28.1 million in clinical expenses, including clinical manufacturing expenses, related to increased clinical development activities of duvelisib.

We began to track and accumulate costs by major program starting on January 1, 2006. The following table sets forth our estimates of research and development expenses, by program, over the last three years and cumulatively from January 1, 2006 to December 31, 2014. These expenses primarily relate to payroll and related expenses for personnel working on the programs, process development and manufacturing, preclinical toxicology studies, clinical trial costs and allocated costs of facilities. From August 2006 through December 2008, our Hsp90 inhibitor program was conducted in collaboration with MedImmune, a division of AstraZeneca plc, or MedImmune; from August 2006 through November 2007, our Hedgehog pathway inhibitor program was conducted in collaboration with MedImmune. Under this collaboration, we shared research and development expenses equally with MedImmune. Pursuant to our cost-sharing arrangement, reimbursable amounts from MedImmune were credited to research and development expense, and the expenses for the Hsp90 inhibitor and Hedgehog pathway inhibitor programs below include credits of approximately $34.4 million in years prior to 2009.

Program	Year Ended December 31, 2014	Year Ended December 31, 2013	Year Ended December 31, 2012	January 1, 2006 to December 31, 2014
	(in millions)
PI3K Inhibitor(1)	$120.8	$71.7	$48.8	$282.8
Hsp90 inhibitor	1.6	12.1	21.3	137.7
Hedgehog pathway inhibitor	0.1	1.2	34.0	164.1

(1)	Includes an upfront license fee of $13.5 million in 2010, $4 million in development milestones in 2011, $14.4 million recorded as fair value for the release payment for the amended and restated Takeda agreement and $6 million in development milestones in 2012, as well as a $10 million development milestone payment and a $5 million option fee payment in 2014.

We expect expenses related to our PI3K programs to increase as we continue clinical development of duvelisib. We expect to incur minimal expenses related to our Hsp90 program and Hedgehog pathway inhibitor program as a result of the discontinuation of company-sponsored development. We do not believe that the historical costs associated with our lead drug development programs are indicative of the future costs associated with these programs, nor represent what any other future drug development programs we initiate may cost. Due to the variability in the length of time and scope of activities necessary to develop a product candidate and uncertainties related to our cost estimates and our ability to obtain marketing approval for our product candidates, accurate and meaningful estimates of the total costs required to bring our product candidates to market are not available.

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

General and Administrative Expense

The increase in general and administrative expense for the year ended December 31, 2014 as compared to the year ended December 31, 2013 was primarily attributable to an increase of $1.5 million in compensation expense, primarily due to an increase in contingent cash compensation.

General and administrative expense is comparable for the years ended December 31, 2013 and 2012.

Gain on Termination of Purdue Entities Alliance

The gain on termination of the Purdue entities alliance is non-recurring and due to the 2012 termination agreements.

Interest Expense

The increase in interest expense for the year ended December 31, 2014 as compared to the year ended December 31, 2013 was primarily attributable to the amortization of the loan commitment asset recognized under our Facility Agreement with Deerfield. In addition, in connection with the amendment of the Deerfield facility agreement on September 22, 2014, we reduced the loan commitment asset by 50% resulting in an additional expense of $1.8 million during 2014.

There was no interest expense in the year ended December 31, 2013 as compared to the year ended December 31, 2012 due to the extinguishment of the long-term debt due to the Purdue entities on September 7, 2012.

Interest and Investment Income

Interest and investment income decreased in the year ended December 31, 2014 as compared to the year ended December 31, 2013 primarily as a result of lower yields. In addition, during the year December 31, 2013, we received a non-recurring cash distribution received from one of our insurance carriers. Interest and investment income increased in the year ended December 31, 2013 as compared to the year ended December 31, 2012 primarily as a result of higher yields and higher average cash and investment balances.

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

Income Taxes

Our income tax expense of approximately $0.2 million for the year ended December 31, 2014 is primarily related to alternative minimum tax which is driven by an upfront payment received in connection with the collaboration agreement with AbbVie we entered into during the year ended December 31, 2014. We do not expect to incur income tax expense in 2015.

Liquidity and Capital Resources

We have not generated any revenue from the sale of drugs to date, and we do not expect to generate any such revenue for the next several years, if at all. We have instead relied on the proceeds from sales of equity securities, interest on investments, up-front license fees, expense reimbursement, milestones and cost sharing under our collaborations and debt to fund our operations. Our available-for-sale debt securities primarily trade in liquid markets, and the average days to maturity of our portfolio, as of December 31, 2014, is less than six months. Because our product candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability.

Our significant capital resources are as follows:

	December 31, 2014	December 31, 2013
	(in thousands)
Cash, cash equivalents and available-for-sale securities	$333,245	$214,468
Working capital	289,691	202,735

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Cash (used in) provided by:
Operating activities	$117,715	$(113,907)	$(80,135)
Investing activities	117,853	606	(61,998)
Capital expenditures (included in investing activities above)	(1,362)	(1,754)	(1,301)
Financing activities	3,723	5,673	293,678

Cash Flows

The principal use of cash in operating activities in all periods presented was related to our research and development programs. Our cash flow provided by operating activities during 2014 is primarily related to the $275 million upfront payment received in connection with our collaboration agreement with AbbVie. This is partially offset by a $10 million milestone payment, $6.7 million related to the second installment on a release payment and a $5 million option fee payment to Takeda. Our cash flow used in operating activities in future periods may vary significantly due to various factors, including potential cash inflows from future collaboration agreements and potential cash outflows for licensing new programs from third parties and option payment to Takeda. We cannot be certain whether and when we may enter into any such collaboration agreements or in-licenses.

On February 24, 2014, we entered into a Facility Agreement with Deerfield, pursuant to which Deerfield agreed to loan us up to $100 million, subject to the terms and conditions set forth in the Facility Agreement, including the condition that we at all times maintain a cash, cash equivalents and available-for-sales securities balance of not less than $25 million. Under the terms of the Facility Agreement, we may draw down funds in minimum disbursements of $25 million at any time until February 27, 2015. On September 22, 2014, we amended the facility agreement with Deerfield such that the maximum principal amount that we may draw down is reduced to $50 million. No funds were drawn under the Facility Agreement as of December 31, 2014. On February 27, 2015, or upon the earlier termination or acceleration of the Facility Agreement, we are required to pay a fee equal to 3% of the then undrawn portion of the $50 million commitment.

On July 17, 2012, we, Mundipharma and Purdue mutually agreed to terminate our strategic alliance agreements and, as a result, Mundipharma discontinued all research and development funding thereafter. During the year ended December 31, 2012, we received research and development funding from Mundipharma and Purdue totaling $55 million.

Our cash flow used in operating activities for the year ended December 31, 2013 compared to the year ended December 31, 2012 increased primarily due to a decrease in research and development funding from Mundipharma and Purdue. Our cash used in operating activities for the year ended December 31, 2013 included a prepayment of approximately $8 million related to purchases of comparator drugs to be used for our clinical trials. Our cash used in operating activities for the year ended December 31, 2012 included a decrease in deferred revenue from the termination of the strategic alliance agreements with Mundipharma and Purdue. During the year ended December 31, 2012, we recorded $14.4 million in research and development expense related to the fair value of a release payment of $15 million, payable in installments, relating to the amended and restated agreement with Millennium. We paid $1.7 million of this $15 million release payment during the year ended December 31, 2012 and recorded $12.7 million in Due to Millennium. During the year ended December 31, 2012, we paid Millennium $1.0 million associated with the achievement of a milestone under the original agreement with Millennium and $5 million associated with the achievement of a milestone under our amended and restated agreement with Millennium, which we recorded as research and development expense.

Our investing activities for the years ended December 31, 2014, 2013 and 2012 included purchases and proceeds from maturities and sales of available-for-sale securities and purchases of property and equipment. Our investing activities for the year ended December 31, 2014 included $21.8 million in purchases of available-for-sale securities and proceeds of $141.0 million from maturities of available-for-sale securities. Capital expenditures for the year ended December 31, 2014 of $1.4 million primarily consisted of leasehold improvements. We expect that capital expenditures will increase in 2015 as a result of additional leasehold improvements in connection with our lease agreement with BHX, LLC at 784 Memorial Drive, Cambridge, Massachusetts.

Net cash from financing activities for the year ended December 31, 2014 included $3.9 million of proceeds from issuances of common stock from stock option exercises related to stock incentive plans, $1.0 million related to restricted cash held on deposit with a bank to collateralize a letter of credit in the name of our facility lessor in accordance with our facility lease agreement, $0.8 million of proceeds from issuances of common stock related to our employee stock purchase plan, $0.5 million related to a decrease in restricted cash held on deposit with a bank to collateralize a letter of credit in the name of our facility lessor in accordance with our amended facility lease agreement and $0.4 million of transaction costs related to the Facility Agreement with Deerfield.

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

We will need substantial additional funds to support our planned operations. AbbVie has paid us a $275 million upfront payment during the year ended December 31, 2014. In addition, AbbVie has agreed to pay us milestone payments associated with specified development, regulatory and commercialization events, up to an aggregate of $530 million if all the milestones are achieved. We expect to achieve the first milestone payment of $130 million associated with the completion of enrollment of either DYNAMO or DUO from AbbVie in 2015. In the absence of additional funding or business development activities and based on our current operating plans, we believe that our existing cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs through at least the next twelve months. Until we can generate sufficient levels of cash from operations, which we do not expect to achieve for at least the next two years, and because sufficient funds may not be available to us when needed from collaborations, we expect that we will be required to continue to fund our operations in part through the sale of debt or equity securities, through licensing select programs or partial economic rights that include up-front, royalty and/or milestone payments. Our need to raise additional funds may be accelerated if our research and development expenses exceed our current expectations, if we acquire a third party, or if we acquire or license rights to additional product candidates or new technologies from one or more third parties. Our need to raise additional funds may also be accelerated for other reasons, including, without limitation, if:

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

We have received $244.8 million of net proceeds from our public stock offerings since the termination of the strategic alliance agreements with Mundipharma and Purdue. We may continue to seek additional funding through public or private financings of equity or debt securities, but such financings may not be available on acceptable terms, if at all. In addition, the terms of our financings may be dilutive to, or otherwise adversely affect, holders of our common stock, and such terms may impact our ability to make capital expenditures or incur additional debt. We may also seek additional funds through arrangements with collaborators or other third parties, or through project financing. These arrangements would generally require us to relinquish or encumber rights to some of our technologies or product candidates, and we may not be able to enter into such agreements on acceptable terms, if at all. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of our development programs or to scale back, suspend or terminate our business operations.

Organizational Restructuring

In June 2012, we voluntarily stopped all company-sponsored clinical trials of saridegib, our Hedgehog pathway inhibitor, and in July 2012 we restructured our strategic alliance agreements with Mundipharma and Purdue such that we are no longer entitled to research and development funding. As a result, we implemented work force reductions totaling 20% compared to our employee headcount as of December 31, 2011. Our work force reductions resulted in restructuring charges totaling $2.6 million related to severance, benefits and related costs for employees and was recorded in research and development expenses and general and administrative expenses in the year ended December 31, 2012. All payments were made in 2013.

Contractual Obligations

As of December 31, 2014, we had the following contractual obligations, excluding contingent milestone payments:

	Payments Due by Period
	(in thousands)
Contractual Obligations	Total	2015	2016	2017	2018	2019	2020 and beyond
Due to Takeda	$6,667	$6,667	$—	$—	$—	$—	$—
784 facility lease	21,485	1,362	2,044	2,044	2,044	2,044	11,947
780/790 facility lease	37,335	2,792	3,556	3,470	3,516	3,840	20,161
Software contract obligations	1,302	892	380	30	—	—	—

Total contractual cash obligations	$66,789	$11,713	$5,980	$5,544	$5,560	$5,884	$32,108

The above table does not include contracts with contract research organizations as they are generally cancellable, with notice, at our option. In addition, we have obligations to make milestone payments under our license agreement with Takeda. For a description of these obligations, please see our description of our license agreement with Takeda under the heading “—Strategic Alliances—Takeda” above. We are obligated to pay to Takeda up to $5 million in remaining success-based milestones for the development of a second product candidate, and up to $450 million in success-based milestones for the approval and commercialization of two distinct products. Because the achievement of these milestones had not occurred as of December 31, 2014, such contingencies have not been recorded in our financial statements.

During the year ended December 31, 2014, we entered into a lease agreement with BHX, LLC for the lease of 61,000 square feet of office space at 784 Memorial Drive, Cambridge, Massachusetts. Upon lease commencement, building construction was initiated and we are involved in the construction project. We are deemed for accounting purposes to be the owner of the building during the construction period. As of December 31, 2014, we recorded building and accumulated construction costs of approximately $16.0 million and a construction liability of approximately $15.5 million (see note 11 of the financial statements).

In November 2014, we entered into an operating lease amendment with ARE-770/784/790 Memorial Drive, LLC for 54,861 square feet of leased premises at 780 and 790 Memorial Drive, Cambridge, Massachusetts.

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

A hypothetical 100 basis point increase in interest rates would result in an approximate $0.1 million decrease in the fair value of our investments as of December 31, 2014, as compared to an approximately $0.8 million decrease as of December 31, 2013. We have the ability to hold our fixed income investments until maturity and, therefore, we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Infinity Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Infinity Pharmaceuticals, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Infinity Pharmaceuticals, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Infinity Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 24, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Boston, Massachusetts

February 24, 2015

INFINITY PHARMACEUTICALS, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$307,405	$68,114
Available-for-sale securities	25,321	145,772
Loan commitment asset, net (note 9)	647	—
Prepaid expenses and other current assets	11,195	11,055

Total current assets	344,568	224,941
Property and equipment, net	18,970	4,010
Long-term available-for-sale securities	519	582
Restricted cash	1,680	1,130
Long-term receivable (note 11)	3,006	—
Other assets	401	47

Total assets	$369,144	$230,710

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,947	$6,375
Accrued expenses	17,768	9,164
Due to Takeda, current	6,667	6,667
Deferred revenue, current	24,495	—

Total current liabilities	54,877	22,206
Due to Takeda, less current portion	—	6,456
Deferred revenue, less current portion	85,510	—
Deferred rent (note 11)	3,375	458
Construction liability (note 11)	15,456	—
Other liabilities	454	315

Total liabilities	159,672	29,435
Commitments and contingencies (note 11)
Stockholders’ equity:
Preferred Stock, $.001 par value; 1,000,000 shares authorized, no shares issued and outstanding at December 31, 2014 and 2013	—	—
Common Stock, $.001 par value; 100,000,000 shares authorized, 48,878,828 and 48,227,838 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	49	48
Additional paid-in capital	676,521	650,867
Accumulated deficit	(467,212)	(449,796)
Accumulated other comprehensive income	114	156

Total stockholders’ equity	209,472	201,275

Total liabilities and stockholders’ equity	$369,144	$230,710

The accompanying notes are an integral part of these consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2014	2013	2012
Collaboration revenue	$164,995	$—	$47,114

Operating expenses:
Research and development	143,633	99,760	118,595
General and administrative	29,285	27,916	27,882

Total operating expenses	172,918	127,676	146,477
Gain on termination of Purdue entities alliance	—	—	46,555

Loss from operations	(7,923)	(127,676)	(52,808)

Other income (expense):
Interest expense	(9,649)	—	(1,908)
Income from Massachusetts tax incentive award	—	—	193
Investment and other income	339	896	559

Total other income (expense)	(9,310)	896	(1,156)

Loss before income taxes	(17,233)	(126,780)	(53,964)
Income tax	(183)	—	—

Net loss	$(17,416)	$(126,780)	$(53,964)

Basic and diluted loss per common share	$(0.36)	$(2.64)	$(1.70)

Basic and diluted weighted average number of common shares outstanding	48,561,653	47,936,001	31,711,264

Other comprehensive income (loss):
Net unrealized holding gains (losses) on available-for-sale securities arising during the period	$(42)	$22	$112

Comprehensive loss	$(17,458)	$(126,758)	$(53,852)

The accompanying notes are an integral part of these consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2014	2013	2012
Operating activities
Net loss	$(17,416)	$(126,780)	$(53,964)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,773	1,823	1,643
Stock-based compensation, including 401(k) match	12,588	12,155	7,811
Non-cash interest expense on long-term debt due to Purdue entities	—	—	1,908
Non-cash interest expense on amount Due to Takeda	211	415	—
Amortization of loan commitment asset	9,649	—	—
Net amortization of premium/discount on available-for-sale securities	1,257	2,201	1,653
Impairment of property and equipment	—	—	161
Other, net	83	(2)	46
Changes in operating assets and liabilities:
Unbilled accounts receivable	—	—	218
Prepaid expenses and other assets	(494)	(7,284)	(1,037)
Accounts payable, accrued expenses and other liabilities	6,815	3,565	(12,395)
Due to Takeda	(6,667)	—	12,708
Deferred revenue	110,005	—	(38,887)
Deferred rent	(89)	—	—

Net cash provided by (used in) operating activities	117,715	(113,907)	(80,135)
Investing activities
Purchases of property and equipment	(1,362)	(1,754)	(1,301)
Purchases of available-for-sale securities	(21,789)	(249,764)	(180,498)
Proceeds from maturities of available-for-sale securities	141,004	251,093	113,520
Proceeds from sales of available-for-sale securities	—	1,031	6,281

Net cash provided by (used in) investing activities	117,853	606	(61,998)
Financing activities
Proceeds from issuance of common stock related to stock offering, net	—	—	244,792
Proceeds from issuance of common stock to Purdue entities	—	—	27,500
Proceeds from issuances of common stock related to stock incentive plans	3,881	5,299	21,386
Proceeds from issuances of common stock related to employee stock purchase plan	836	374	—
Restricted cash	(548)	—	—
Deferred transaction costs	(446)	—	—

Net cash provided by financing activities	3,723	5,673	293,678

Net increase (decrease) in cash and cash equivalents	239,291	(107,628)	151,545
Cash and cash equivalents at beginning of period	68,114	175,742	24,197

Cash and cash equivalents at end of period	$307,405	$68,114	$175,742

Supplemental schedule of noncash investing and financing activities
Receivable for stock option exercises	$—	$152	$200
Loan commitment asset	$9,850	$—	$—
Facility fee	$1,500	$—	$—
Construction liability	$15,456	$—	$—
Warrants issued	$8,350	$—	$—
Issuance of common stock to extinguish debt from Purdue entities	$—	$—	$51,277

The accompanying notes are an integral part of these consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share amounts)

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

INFINITY PHARMACEUTICALS, INC.

Consolidated Statements of Stockholders’ Equity (Continued)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2013	48,227,838	$48	$650,867	$(449,796)	$156	$201,275

Exercise of stock options	523,954		3,881			3,881
Valuation of initial warrants			8,350			8,350
Stock-based compensation expense			11,878			11,878
401(k) plan match issued in common stock	50,464		710			710
Issuance of common stock related to employee stock purchase plan	76,572	1	835			836
Unrealized loss on marketable securities					(42)	(42)
Net loss				(17,416)		(17,416)

Balance at December 31, 2014	48,878,828	$49	$676,521	$(467,212)	$114	$209,472

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

We determine the appropriate classification of marketable securities at the time of purchase and reevaluate such designation at each balance sheet date. We have classified all of our marketable securities at December 31, 2014 and 2013 as “available-for-sale.” We carry available-for-sale securities at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity.

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

All of our revenues to date have been generated under research collaboration agreements. Revenue associated with the amortization of the deferred revenue associated with the grant of rights and licenses to, and reimbursed research and development services provided to, Mundipharma International Corporation Limited, or Mundipharma, and Purdue Pharmaceutical Products L.P., or Purdue, accounted for all of our revenue during the year ended December 31, 2012. We did not record any revenue in the year ended December 31, 2013 due to the termination of our strategic alliance with Mundipharma and Purdue on July 17, 2012, (see note 12).

We considered Mundipharma, Purdue and their respective associated entities to be related parties for financial reporting purposes prior to April 2013 because of their equity ownership in us (see note 12).

Property and Equipment

Property and equipment are stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the applicable assets. Assets included in construction in process are not depreciated until placed into service. Application development costs incurred for computer software developed or obtained for internal use are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from the respective account, and the resulting gain or loss, if any, is included in current operations. Amortization of leasehold improvements and capital leases are included in depreciation expense. Repairs and maintenance charges that do not increase the useful life of the assets are charged to operations as incurred. Property and equipment are depreciated over the following periods:

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

We value our available-for-sale securities utilizing third-party pricing services. The pricing services use many observable market inputs to determine value, including benchmark yields, reportable trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, reference data, new issue data, monthly payment information and collateral performance. We validate the prices provided by our third-party pricing services by understanding the models used, obtaining market values from other pricing sources and confirming that those securities trade in active markets. We value the balance of the release payment due to Takeda based on a discounted cash flow model (see note 12).

Revenue Recognition

To date, all of our revenue has been generated under research collaboration agreements. The terms of these research collaboration agreements may include payment to us of non-refundable, upfront license fees, funding or reimbursement of research and development efforts, milestone payments if specified objectives are achieved, and/or royalties on product sales. We evaluate all deliverables within an arrangement to determine whether or not they provide value on a stand-alone basis. Based on this evaluation, the deliverables are separated into units of accounting. For each unit of accounting identified within an arrangement, we determine the period over which the performance obligation occurs. Revenue is then recognized using the proportional performance method. The proportional performance method is used when the level of effort to complete the performance obligations under an arrangement can be reasonably estimated. We recognize revenue based upon our best estimate of the selling price for each element when there is no other means to determine the fair value of that item and allocate the consideration based on the relative values. The process for determining the best estimate of the selling price involves significant judgment and estimates.

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

Due to the uncertainty surrounding the realization of the net deferred tax assets in future periods, we have recorded a full valuation allowance against our otherwise recognizable net deferred tax assets as of December 31, 2014 and 2013.

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

	At December 31,
	2014	2013	2012
Stock options	6,577,296	6,083,318	5,574,527
Warrants	1,000,000	—	50,569

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) is comprised of unrealized holding gains and losses arising during the period on available-for-sale securities that are not other-than-temporarily impaired. During the year ended December 31, 2014, there were no reclassifications out of accumulated other comprehensive income (loss).

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

Research and Development Expense

Research and development expense consists of expenses incurred in performing research and development activities, including salaries and benefits, overhead expenses including facilities expenses, materials and supplies, preclinical expenses, clinical trial and related clinical manufacturing expenses, comparator drug expenses, stock-based compensation expense, depreciation of equipment, contract services, and other outside expenses. We also include as research and development expense upfront license payments related to acquired technologies which have not yet reached technological feasibility and have no alternative use. We expense research and development costs as they are incurred. Prepaid comparator drug expenses are capitalized and then recognized as expense when title transfers to us. We have been a party to collaboration agreements in which we were reimbursed for work performed on behalf of the collaborator, as well as one in which we reimbursed the collaborator for work it had performed. We record all appropriate expenses under our collaborations as research and development expense. If the arrangement provides for reimbursement of research and development expenses we record the reimbursement as revenue. If the arrangement provides for us to reimburse the collaborator for research and development expenses or for the achievement of a development milestone for which a payment is due, as was the case with our agreement with Intellikine, Inc., or Intellikine, we record the reimbursement or the achievement of the development milestone as research and development expense. In January 2012, Intellikine was acquired by Takeda Pharmaceutical Company Limited, or Takeda, acting through its Millennium business unit. We refer to our phosphoinositide-3-kinase, or PI3K, program licensor as Takeda.

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

2010 Stock Incentive Plan

Our 2010 Stock Incentive Plan, or the 2010 Plan, was approved by our stockholders in May 2010. The 2010 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, or IRC, as well as, nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based and cash-based awards. Up to 6,000,000 shares of our common stock may be issued pursuant to awards granted under the 2010 Plan, plus an additional amount of our common stock underlying awards issued under the 2000 Stock Incentive Plan, or the 2000 Plan, that expire or are canceled without the holders receiving any shares under those awards. As of December 31, 2014, an aggregate of 4,113,803 shares of our common stock were reserved for issuance upon the exercise of outstanding awards, and up to 2,903,202 shares of common stock may be issued pursuant to awards granted under the 2010 Plan.

2000 Stock Incentive Plan

The 2000 Plan provided for the grant of stock options intended to qualify as incentive stock options under the IRC, as well as nonstatutory stock options and restricted stock. As of December 31, 2014, an aggregate of 2,420,345 shares of our common stock were reserved for issuance upon the exercise of outstanding awards granted under the 2000 Plan. The 2000 Plan was terminated upon approval of the 2010 Plan; therefore, no further grants may be made under the 2000 Plan.

2001 Stock Incentive Plan

In connection with the merger between Discovery Partners International, Inc., or DPI, and Infinity Pharmaceuticals, Inc., or IPI, in 2006, which we refer to as the DPI merger, we assumed awards that were granted under the Infinity Pharmaceuticals, Inc. Pre-Merger Stock Incentive Plan, or the 2001 Plan. The 2001 Plan provided for the grant of incentive stock options, nonstatutory stock options and restricted stock awards. Under the 2001 Plan, stock awards were granted to IPI’s employees, officers, directors and consultants. Incentive stock options were granted at a price not less than fair value of the common stock on the date of grant. The board of directors of IPI determined the vesting of the awards. As of December 31, 2014, an aggregate of 43,148 shares of our common stock were reserved for issuance upon the exercise of outstanding assumed awards. The 2001 Plan was not assumed by us following the DPI merger; therefore, no further grants may be made under the 2001 Plan.

2013 Employee Stock Purchase Plan

Our 2013 ESPP permits eligible employees to purchase shares of our common stock at a discount and consists of consecutive, overlapping 24-month offering periods, each consisting of four six-month purchase periods. On the first day of each offering period, each employee who is enrolled in the ESPP will automatically receive an option to purchase up to a whole number of shares of our common stock. The purchase price of each of the shares purchased in a given purchase period will be 85% of the closing price of a share of our common stock on the first day of the offering period or the last day of the purchase period, whichever is lower. During 2014, 76,572 shares of common stock were purchased for total proceeds of $0.8 million. During 2013, 31,903 shares of common stock were purchased for total proceeds of $0.4 million.

Compensation Expense

Total stock-based compensation expense, related to all equity awards, comprised the following:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Research and development	$7,502	$6,213	$3,177
General and administrative	5,086	5,942	4,634

As of December 31, 2014, we had approximately $17.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested options and awards under our ESPP, which are expected to be recognized over a weighted-average period of 2.2 years.

Stock Options

Valuation Assumptions

We estimate the fair value of stock options at the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	Year Ended December 31,
	2014	2013	2012
Risk-free interest rate	1.7%	1.1%	1.1%
Expected annual dividend yield	—	—	—
Expected stock price volatility	70.9%	64.6%	63.3%
Expected term of options	5.0 years	5.4 years	6.1 years

The valuation assumptions were determined as follows:

•	Risk-free interest rate: The yield on zero-coupon U.S. Treasury securities for a period that was commensurate with the expected term of the awards.

•	Expected annual dividend yield: The estimate for annual dividends was zero, because we have not historically paid a dividend and do not intend to do so in the foreseeable future.

•	Expected stock price volatility: We determined the expected volatility by using our available implied and historical price information.

•

Expected term of options: The expected term of the awards represents the period of time that the awards were expected to be outstanding. We used historical data and expectations for the future to estimate employee exercise and post-vest termination behavior.

We stratify employees into two groups to evaluate exercise and post-vesting termination behavior. We estimate forfeitures based upon historical data, adjusted for known trends, and will adjust the estimate of forfeitures if actual forfeitures differ or are expected to differ from such estimates. Subsequent changes in estimated forfeitures are recognized through a cumulative adjustment in the period of change and will also impact the amount of stock-based compensation expense in future periods. As of December 31, 2014, 2013 and 2012, the weighted-average forfeiture rate was estimated to be 14%, 13% and 12%, respectively.

All options granted to employees during the years ended December 31, 2014, 2013 and 2012 were granted with exercise prices equal to the fair market value of our common stock on the date of grant. We consider the closing price of our common stock as reported on the NASDAQ Global Select Market to be the fair market value.

A summary of our stock option activity for the year ended December 31, 2014 is as follows:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2014	6,083,318	$14.04
Granted	1,576,734	12.60
Exercised	(523,954)	7.41
Forfeited	(558,802)	19.53

Outstanding at December 31, 2014	6,577,296	$13.76	6.3	$37.5

Vested or expected to vest at December 31, 2014	6,274,310	$13.59	6.1	$36.5

Exercisable at December 31, 2014	4,704,549	$12.08	5.3	$31.1

The weighted-average fair value per share of options granted during the years ended December 31, 2014, 2013 and 2012 was $7.45, $18.07 and $6.00, respectively.

The aggregate intrinsic value of options outstanding at December 31, 2014 was calculated based on the positive difference between the closing fair market value of our common stock on December 31, 2014 and the exercise price of the underlying options. The aggregate intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $4.0 million, $16.0 million and $34.1 million, respectively. The total cash received from employees and non-employees as a result of stock option exercises during the year ended December 31, 2014 was $3.9 million.

No related income tax benefits were recorded during the years ended December 31, 2014, 2013 or 2012.

We settle employee stock option exercises with newly issued shares of our common stock.

During the year ended December 31, 2014, two members of our board of directors retired, and we extended these directors’ rights to exercise their vested stock options for an additional six-month period. In addition, one employee whose employment terminated received an accelerated vesting of his unvested options. In connection with these modifications, we recognized an additional $0.4 million of stock-based compensation expense during the year ended December 31, 2014.

During the year ended December 31, 2012, two members of our board of directors retired, and we extended these directors’ rights to exercise their vested stock options from 90 days following their retirement to two years following their retirement. In connection with these extensions, we recognized an additional $0.3 million of stock-based compensation expense during the year ended December 31, 2012 with respect to the modification of these awards. In addition, during the year ended December 31, 2012, the chair of our board of directors resigned and entered into a three-year substantive consulting agreement to act as a strategic advisor. As a result of this transition, we recognized $1.2 million of non-employee stock-based compensation expense in general and administrative expenses during the year ended December 31, 2012 with respect to the options that continue to vest. The fair value of the unvested options will be remeasured at each reporting date until the options have fully vested. We recognized $0.7 million of non-employee stock-based compensation expense in general and administrative expenses during the year ended December 31, 2013 with respect to the remeasurement and continued vesting of these options. The amount recognized related to the remeasurement and continued vesting of these options during the year ended December 31, 2014 was not material.

Employee Stock Purchase Plan

The weighted-average fair value of each purchase right granted during the year ended December 31, 2014 and 2013 was $5.66 and $8.68, respectively. For the years ended December 31, 2014 and 2013, the fair values were estimated using the Black-Scholes valuation model using the following weighted-average assumptions:

	December 31, 2014	December 31, 2013
Risk-free interest rate	0.3%	0.3%
Expected annual dividend yield	—	—
Expected stock price volatility	66.7%	91.5%
Expected term of options	1.25 years	1.25 years

4. Cash, Cash Equivalents and Available-for-Sale Securities

The following is a summary of cash, cash equivalents and available-for-sale securities:

	December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents due in 90 days or less	$307,405	$—	$—	$307,405

Available-for-sale securities:
Corporate obligations due in one year or less	21,324	6	(1)	21,329
Mortgage-backed securities due after ten years	412	107	—	519
U.S. government-sponsored enterprise obligations due in one year or less	3,990	2	—	3,992

Total available-for-sale securities	25,726	115	(1)	25,840

Total cash, cash equivalents and available-for-sale securities	$333,131	$115	$(1)	$333,245

	December 31, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents due in 90 days or less	$68,114	$—	$—	$68,114

Available-for-sale securities:
Corporate obligations due in one year or less	103,889	18	(16)	103,891
Corporate obligations due in one to five years	13,513	32	—	13,545
Mortgage-backed securities due after ten years	478	104	—	582
U.S. government-sponsored enterprise obligations due in one year or less	24,144	13	—	24,157
U.S. government-sponsored enterprise obligations due in one to five years	4,174	5	—	4,179

Total available-for-sale securities	146,198	172	(16)	146,354

Total cash, cash equivalents and available-for-sale securities	$214,312	$172	$(16)	$214,468

We held four debt securities at December 31, 2014 that had been in an unrealized loss position for less than twelve months. The fair value of these securities was $15.0 million. We evaluated our securities for other-than-temporary impairments based on quantitative and qualitative factors. We considered the decline in market value for these four securities to be primarily attributable to current economic and market conditions. It is not more likely than not that we will be required to sell these securities, and we do not intend to sell these securities before the recovery of their amortized cost bases. Based on our analysis, we do not consider these investments to be other-than-temporarily impaired as of December 31, 2014.

As of December 31, 2014, we held securities of six financial institutions and other corporate debt securities located in Canada, Sweden, France, the United Kingdom and Japan with a fair value of $50.7 million. These securities are short term in nature and are all scheduled to mature within twelve months. There were no material unrealized losses incurred by these securities.

We had no material realized gains or losses on our available-for-sale securities for the years ended December 31, 2014, 2013 and 2012. There were no other-than-temporary impairments recognized for the years ended December 31, 2014, 2013 and 2012.

5. Fair Value

We use a valuation hierarchy for disclosure of the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs, which we consider the highest level inputs, are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. The classification of a financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. For our fixed income securities, we reference pricing data supplied by our custodial agent and nationally known pricing vendors, using a variety of daily data sources, largely readily-available market data and broker quotes. We validate the prices provided by our third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our pricing services as of December 31, 2014 and 2013.

The following table provides the assets carried at fair value measured on a recurring basis as of December 31, 2014:

	Level 1	Level 2
	(in thousands)
Assets:
Cash and cash equivalents	$256,559	$50,846
Corporate obligations (including commercial paper)	—	21,329
Mortgage-backed securities	—	519
U.S. government-sponsored enterprise obligations	—	3,992

Total	$256,559	$76,686

The fair value of the available-for-sale securities and cash and cash equivalents (including asset types listed below with maturities of three months or less at the time of purchase) is based on the following inputs:

•	Corporate Obligations:

–	Commercial paper: calculations by custodian based on the three month Treasury bill published on last business day of the month.

–	Other: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data.

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

The amount due to Takeda is recorded at its carrying value at December 31, 2014. The fair value of the amount due to Takeda, a Level 2 measurement, was approximately $6.7 million as of December 31, 2014 and was determined using a discounted cash flow model and based on an interest rate we would be charged for a similar loan as of December 31, 2014 (see note 12).

The carrying amounts reflected in the consolidated balance sheets for unbilled accounts receivable, prepaid expenses and other current assets, other assets, accounts payable and accrued expenses approximate their fair value due to their short term maturities.

There have been no changes to the valuation methods during the year ended December 31, 2014. We evaluate transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1 and Level 2 during the year ended December 31, 2014. We had no available-for-sale securities that were classified as Level 3 at any point during the years ended December 31, 2014 or 2013.

6. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2014	2013
	(in thousands)
Prepaid comparator drug	$5,085	$6,673
Prepaid expenses	4,124	2,044
Other current assets	1,986	2,338

Total prepaid expenses and other current assets	$11,195	$11,055

7. Property and Equipment

Property and equipment consist of the following:

	December 31,
	2014	2013
	(in thousands)
Laboratory equipment	$12,615	$14,958
Computer hardware and software	5,550	6,488
Office equipment and furniture and fixtures	720	872
Construction in process	16,004	—
Leasehold improvements	5,041	4,982

	39,930	27,300
Less accumulated depreciation	(20,960)	(23,290)

	$18,970	$4,010

During the year ended December 31, 2014, we entered into a lease agreement for the lease of office space at 784 Memorial Drive, Cambridge, Massachusetts. Upon lease commencement, building construction was initiated and we are involved in the construction project. We are deemed for accounting purposes to be the owner of the building during the construction period. As of December 31, 2014, we recognized the building as construction in process for $14.7 million on our consolidated balance sheet (see note 11).

During the year ended December 31, 2013, we capitalized approximately $0.4 million of costs associated with internally developed software. Depreciation expense associated with this software was $0.1 million and $49 thousand during 2014 and 2013, respectively.

8. Restricted Cash

We held $1.7 million and $1.1 million in restricted cash as of December 31, 2014 and December 31, 2013, respectively. The balances are held on deposit with a bank to collateralize standby letters of credit in the name of our facility lessors in accordance with our facility lease agreements.

9. Debt Facility Agreement

On February 24, 2014, we entered into a facility agreement with affiliates of Deerfield Management Company, L.P., or Deerfield, pursuant to which, Deerfield agreed to loan us up to $100 million, subject to the terms and conditions set forth in the facility agreement. On September 22, 2014, we amended the facility agreement with Deerfield such that the maximum principal amount that we may draw down is reduced to $50 million. We refer to the facility agreement with Deerfield, as amended, as the Facility Agreement. Under the terms of the Facility Agreement, we had the right to draw down on the Facility Agreement in $25 million minimum disbursements, which we refer to as the Loan Commitment, at any time on 22 business days’ prior notice until February 27, 2015, which we refer to as the Draw Period. The Draw Period has expired without us having drawn down on the Facility Agreement.

On February 27, 2015, or upon the earlier termination of the facility, we are required to pay a fee equal to 3% of the difference between the $50 million commitment and the aggregate amount of any disbursements under the Facility Agreement made prior to such date, which we refer to as the Facility Fee. As no disbursements have been made under the Facility Agreement and the Draw Period has expired, we have determined it probable that we will be required to pay a Facility Fee amount of $1.5 million on February 27, 2015. We have recorded the full $1.5 million Facility Fee on the December 31, 2014 consolidated balance sheet as a component of both the loan commitment asset and accrued expenses line items. The loan commitment asset is being amortized to interest expense in the consolidated statements of operations and comprehensive loss on a straight line basis over the Draw Period.

In connection with the execution of the Facility Agreement, we issued to Deerfield warrants to purchase an aggregate of 1,000,000 shares of common stock at an exercise price of $13.83 per share. The warrants have dividend rights to the same extent as if the warrants were exercised into shares of common stock. The warrants expire on the seventh anniversary of their issuance and contain certain limitations that prevent the holder from acquiring shares upon exercise of a warrant that would result in the number of shares beneficially owned by it exceeding 9.985% of the total number of shares of common stock then issued and outstanding.

Our total cost of securing the Loan Commitment was $11.8 million and is comprised of $8.4 million representing the fair value of the 1,000,000 warrants issued on February 24, 2014, discussed below; $3 million representing the Facility Fee; and $0.4 million of transaction costs. As a result of the amendment of the Facility Agreement, we reduced the Facility Fee by 50%, or $1.5 million and recorded a corresponding decrease in the loan commitment asset. In addition, since our borrowing capacity was reduced by 50%, the remaining loan commitment asset outstanding as of September 22, 2014 was also reduced by 50% resulting in an additional expense of $1.8 million during the year ended December 31, 2014. The total fair value is considered a Loan Commitment Asset which has been classified as a current asset on the December 31, 2014 consolidated balance sheets. This amount is considered a fee to secure the Loan Commitment and is being amortized to interest expense in the year ended December 31, 2014 consolidated statements of operations and comprehensive loss on a straight line basis over the Draw Period. We recorded $9.6 million of interest expense associated with the amortization and write-off of the loan commitment asset pursuant to the modification of the facility for the year ended December 31, 2014.

10. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2014	2013
	(in thousands)
Accrued compensation and benefits	$7,353	$1,839
Accrued drug manufacturing costs	1,280	991
Accrued clinical studies	5,134	4,009
Accrued preclinical studies	543	303
Facility fee	1,500	—
Other	1,958	2,022

Total accrued expenses	$17,768	$9,164

11. Commitments and Contingencies

We lease our office and laboratory space under two separate lease agreements with BHX, LLC, as trustee of 784 Realty Trust, and ARE-770/784/790 Memorial Drive, LLC.

BHX, LLC, as Trustee of 784 Realty Trust

On September 25, 2014, we entered into a lease agreement, or the Lease, with BHX, LLC, as trustee of 784 Realty Trust, or the Landlord, for the lease of office space at 784 Memorial Drive, Cambridge, Massachusetts. The term of the Lease commenced on November 1, 2014, the Commencement Date, and expires on March 31, 2025, the Expiration Date. Pursuant to the Lease, on the Commencement Date we agreed to lease 61,000 square feet of the leased premises, which represents the entire building, the Leased Premises.

From the Commencement Date until April 1, 2015, the total base rent of the Lease will be zero per month. From April 1, 2015 through March 31, 2020, the total base rent of the Lease will be $170,292 per month. From April 1, 2020 until the Expiration Date, the total base rent of the Lease will be $190,625 per month. In addition to the base rent, we are also responsible for our share of the operating expenses, utility costs and real estate taxes, in accordance with the terms of the Lease. Pursuant to the terms of the Lease, we provided a security deposit in the form of a letter of credit in the initial amount of $1.0 million, which may be reduced by up to $750,000 over time in accordance with the terms of the Lease. The Landlord has agreed to pay up to $5,856,100 for certain updates and repairs to be made to the Leased Premises. We are responsible for the construction and bear the risk of cost over-runs.

We have two consecutive rights to extend the term of the Lease for five years under each extension, provided that we provide notice to the Landlord no earlier than 18 months or later than 12 months prior to expiration of the Lease. The base rent for each extension term shall be equal to 95% of the then fair market base rent per square foot for the premises.

The Lease contains customary provisions allowing the Landlord to terminate the lease if we fail to remedy a default of any of our obligations under the Lease within specified time periods or upon our bankruptcy or insolvency.

Upon lease commencement on November 1, 2014, building construction was initiated to suit our future needs. We are involved in the construction project, including having responsibility to pay for a portion of the structural elements of the building and bear the risk of cost over-runs. Therefore, we are deemed for accounting purposes to be the owner of the building during the construction period. Accordingly, we determined the fair value of the building as of November 1, 2014 through an independent appraisal and recorded the building as an asset on our consolidated balance sheet, together with a corresponding construction financing obligation, in November 2014 when the lease and construction commenced. On our consolidated balance sheet, we record project construction costs as an asset during the construction period and reflect an increase in the construction financing obligation for the amount of Landlord incentives received. When the construction is substantially complete and the Leased Premises is available for occupancy, the construction-in-progress will be placed in service and the construction liability will be reclassified to a financing obligation. We will commence depreciation on the building and accumulated construction costs over the term of the lease using a residual value equal to the financing obligation at the end of the lease term as such transaction is not expected to qualify for sale-leaseback accounting. Interest expense will be recorded on a monthly basis using an estimated incremental borrowing rate and will commence at the time the building is placed into service. The construction financing obligation will be reduced on a monthly basis commencing in April 2015 by that portion of the lease payment allocated to construction financing obligation principal.

At December 31, 2014, the accompanying consolidated balance sheet reflects the building and accumulated construction costs of approximately $16.0 million and a construction liability of approximately $15.5 million.

We divide our future lease payments into a portion that is allocated to the financing obligation and a portion that is allocated to the land on which the building is located. The portion of the lease obligation allocated to the land is treated for accounting purposes as an operating lease commencing in November 2014 and recorded on a straight-line basis over the initial lease term. Rent expense pertaining to the land was approximately $68,000 for the year ended December 31, 2014.

We will make our first monthly lease payment under the Lease on April 1, 2015, which provides us a rent free period of five months. Upon signing the lease agreement, we paid the first month’s rent in the amount of $170,292, which was recorded as a prepaid expense on the accompanying consolidated balance sheets. In addition, we provided a letter of credit in the amount of $1.0 million to the Landlord as security for the lease. The letter of credit plus the associated bank fee of $30,000 has been recorded in our accompanying consolidated balance sheets as restricted cash.

ARE-770/784/790 Memorial Drive, LLC

On November 6, 2014, we entered into a Seventh Amendment to Lease, the Lease Amendment, by and between us and ARE-770/784/790 Memorial Drive, LLC, the landlord, or ARE, which amends the lease agreement originally dated July 2, 2002, as amended to date, or the Original Lease. We shall refer to the Original Lease together with the Lease Amendment as the Memorial Drive Lease. We shall refer to the area rented under the Memorial Drive Lease as the Premises.

Under the Lease Amendment: (i) the Premises consist of 54,861 square feet, of which 51,000 square feet are located at 780 Memorial Drive, or the 780 Premises, and the remaining 3,861 square feet are located at 790 Memorial Drive, or the 790 Premises; effective February 1, 2016 we will surrender 13,159 square feet of the previously leased 17,020 square feet at the 790 Premises; (ii) we have extended the base term of the Memorial Drive Lease through March 31, 2025; and (iii) we have two separate five-year options to extend the term of the Memorial Drive Lease to 2035 on the same terms and conditions (other than with respect to base rent or any work letter). The Memorial Drive Lease provides that we shall continue to pay the base rent as provided in the Original Lease until January 31, 2016. The base rent shall then increase to $69.00 per square foot of the Premises on February 1, 2016 and again to $70.00 per square foot of the Premises on February 1, 2018. The Memorial Drive Lease provides that no base rent for the Premises shall be due (i) for the period commencing on February 1, 2015 through July 31, 2015, (ii) for the period commencing on February 1, 2016 through February 29, 2016, (iii) for the period commencing on February 1, 2017 through February 28, 2017, and (iv) for the period commencing on February 1, 2018 through February 28, 2018. We also received allowances of $3.0 million for the design and construction of tenant improvements. The total of these allowances of $3.0 million has been reflected on our Consolidated Balance Sheet at December 31, 2014 as a long-term receivable, with a corresponding amount included in deferred rent liability. The deferred rent is being amortized to rent expense over the term of the lease.

We have determined that the proposed improvements on the 780 Premises generally consists of normal tenant improvements and that we will not be deemed for accounting purposes to be the owner of the building during the construction period.

Future minimum payments, excluding operating costs and taxes, under the two lease agreements described above are as follows:

	784 Facility Lease	780/790 Facility Lease
	(in thousands)
Years Ending December 31:
2015	$1,362	$2,792
2016	2,044	3,556
2017	2,044	3,470
2018	2,044	3,516
2019	2,044	3,840
2020 and beyond	11,947	20,161

Total minimum lease payments	$21,485	$37,335

Rent expense of $4.7 million, $4.7 million and $4.8 million, before considering sublease income, was incurred during the years ended December 31, 2014, 2013 and 2012, respectively. Deferred rent is being amortized to rent expense over the life of the lease. During the years ended December 31, 2014, 2013 and 2012, we subleased a portion of our facility space for total sublease income of $0.2 million, $0.2 million and $0.7 million, respectively. We record sublease payments as an offset to rental expense in our consolidated statements of operations and comprehensive loss. The sublease expires January 2016. Future minimum sublease income under the existing sublease is expected to be $0.2 million for the year ended December 31, 2015.

12. Collaborations

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

We and AbbVie share oversight of development and have each agreed to use diligent efforts, as defined in the AbbVie Agreement, to carry out our development activities under an agreed upon development plan. We have primary responsibility for the conduct of development of Duvelisib Products, unless otherwise agreed, and AbbVie has responsibility for the conduct of certain contemplated combination clinical studies, which we refer to as the AbbVie Studies. We have the responsibility to manufacture Duvelisib Products until we transition manufacturing responsibility to AbbVie, which we expect to occur as promptly as practicable while ensuring continuity of supply. Excluding the AbbVie Studies, we are responsible for all costs to develop and manufacture Duvelisib Products up to a maximum amount of $667 million after which we will share Duvelisib Product development and manufacturing costs equally with AbbVie. The development and manufacturing costs for the AbbVie Studies will be shared equally.

We and AbbVie share operational responsibility and decision making authority for commercialization of Duvelisib Products in the United States. Specifically, we have the primary responsibility for advertising, distribution, and booking sales, and we share certain other commercialization functions with AbbVie. Assuming regulatory approval, we and AbbVie are obligated to each provide half of the sales representative effort to promote Duvelisib Products in the United States. Outside the United States, AbbVie has, with limited exceptions, operational responsibility and decision making authority to commercialize Duvelisib Products. We and AbbVie will share the cost of manufacturing and supply for commercialization of Duvelisib Products in the United States and AbbVie will bear the cost of manufacturing and supply for commercialization of Duvelisib Products outside the United States. Prior to commercialization and regulatory approval, we will recognize these costs as a component of research and development and general and administrative expenses. Subsequent to regulatory approval and commercial launch, the cost of manufacturing will be recorded as cost of goods sold. We recognize these costs as a component of research and development and general and administrative expenses. During the year ended December 31, 2014, we recognized a credit of $0.1 million in general and administrative expenses related to these costs.

AbbVie has paid us a non-refundable $275 million upfront payment and has agreed to pay us up to $530 million in potential future milestone payments comprised of $130 million associated with the completion of enrollment of either DYNAMO or DUO, which we expect to occur in 2015, up to $275 million associated with the achievement of specified regulatory filing and approval milestones, and up to $125 million associated with the achievement of specified commercialization milestones. Under the terms of the AbbVie Agreement, we and AbbVie will equally share commercial profits or losses of Duvelisib Products in the United States, including sharing equally the existing royalty obligations to Mundipharma International Corporation Limited, or Mundipharma, and Purdue Pharmaceutical Products L.P., or Purdue, for sales of Duvelisib Products in the United States, as well as sharing equally the existing U.S. milestone payment obligations to Takeda. Additionally, AbbVie has agreed to pay us tiered royalties on net sales of Duvelisib Products outside the United States ranging from 23.5% to 30.5%, depending on annual net sales of Duvelisib Products by AbbVie, its affiliates and its sublicensees. We are responsible for the existing royalty obligations to Mundipharma and Purdue outside the United States and to Takeda worldwide, and AbbVie has agreed to reimburse us for our existing Duvelisib Product milestone payment obligations to Takeda outside the United States. The tiered royalty from AbbVie is subject to a reduction of 4% at each tier if our royalties to Mundipharma and Purdue are reduced according to the terms of our respective agreements with them. This tiered royalty can further be reduced based on specified factors, including patent expiry, generic entry, and royalties paid to third parties with blocking intellectual property. These royalties are payable on a product-by-product and country-by-country basis until AbbVie ceases selling the product in the country.

We have evaluated the deliverables within the AbbVie Agreement to determine whether or not they provide value on a standalone basis. Based on our evaluation, we have determined that there are three deliverables: the license, the development services and the committee services, and each provides value on a stand-alone basis and represents a separate unit of accounting. We determined the best estimate of selling price for each unit of accounting using a discounted cash-flow model. The valuation for each deliverable involves significant estimates and assumptions, including but not limited to, expected market opportunity, assumed royalty rates, pricing objectives, clinical trial timelines, likelihood of success and projected costs. The resulting estimate of selling prices for the license and development services consider the benefits that have been retained by us.

Of the $275 million upfront payment received during the year ended December 31, 2014, $159.1 million was allocated to the license, $115.6 million to the development services and $0.3 million to committee services based on the allocation of best estimate of selling price on a relative basis. We determined the best estimate of selling prices for the license unit of accounting based on estimates and assumptions resulting in an expected future cash flow which was discounted based on estimated weighted average cost of capital of 11.5%. We determined the best estimate of selling prices for development and committee services based on the nature of the services to be performed and estimates of the associated efforts and third-party rates for similar services using a discount rate of 8% for development services and 11.5% for committee services. We recognized license revenue upon execution of the arrangement. Revenue related to development services and committee services are being recognized using the proportionate performance method as services are provided over the estimated service period of approximately five years. During the year ended December 31, 2014, we recognized $159.1 million of revenue related to the license and $5.9 million of revenue related to development and committee services. We have recorded the remaining amount of $110 million related to development and committee services as deferred revenue as of December 31, 2014.

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

Subject to limited exceptions, we have agreed that we and our affiliates will not commercialize, or assist others in commercializing, in oncology indications any product that is a PI3K delta, gamma inhibitor that meets certain agreed-to criteria, other than Duvelisib Products, and AbbVie has agreed to similar restrictions. Registration-directed clinical trials and commercialization of Duvelisib Products for uses outside of oncology indications would require our and AbbVie’s mutual consent.

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

Under the terms of the amended and restated agreement, we retained worldwide development rights and, in exchange for an agreement to pay Takeda $15 million in installments, we regained commercialization rights for products arising from the agreement for all therapeutic indications and are solely responsible for research conducted under the agreement. During the year ended December 31, 2012, we paid $1.7 million of the $15 million, and we recorded the $15 million release payment at its fair value of $14.4 million in research and development expenses. During the year ended December 31, 2014, we paid to Takeda the second installment of $6.7 million. The remaining amount is due in January 2015, which we recorded as short-term liability due to Takeda on our consolidated balance sheet.

In addition to developing duvelisib, we are seeking to identify additional novel inhibitors of PI3K-delta and/or PI3K-gamma for future development. We are obligated to pay to Takeda up to $5 million in remaining success-based milestone payments for the development of a second product candidate and up to $450 million in success-based milestones for the approval and commercialization of two distinct products. In February 2014, we paid Takeda a $10 million milestone payment in connection with the initiation of our Phase 3 study of duvelisib in patients with relapsed or refractory chronic lymphocytic leukemia, or CLL. We recognized the $10 million payment as research and development expense during the year ended December 31, 2014. In addition, we are obligated to pay Takeda tiered royalties on worldwide net sales ranging from 7% to 11% upon successful commercialization of products described in the agreement. Such royalties are payable until the later to occur of the expiration of specified patent rights and the expiration of non-patent regulatory exclusivities in a country, subject to reduction of the royalties, and, in certain circumstances, limits on the number of products subject to a royalty obligation.

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

On July 29, 2014, we entered into an amendment to amended and restated development and license our agreement with Takeda. Under the terms of the amendment, we paid to Takeda a one-time upfront payment of $5 million in exchange for the option to terminate our royalty obligations to Takeda under the amended and restated development and license agreement solely with respect to worldwide net sales in oncology indications of products containing or comprised of duvelisib. The option may be exercised by payment to Takeda of a fee of $52.5 million on or before March 31, 2015. If the option is not exercised, our royalty obligations to Takeda will remain unchanged. We recognized the $5 million upfront payment as research and development expense during the year ended December 31, 2014 as there is no alternative future use beyond the existing research and development activities.

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

Under the terms of the 2012 termination agreements:

•

All intellectual property rights that we had previously licensed to Mundipharma and Purdue to develop and commercialize products under the previous strategic alliance agreements terminated, resulting in the return to us of worldwide rights to all product candidates that had previously been covered by the strategic alliance.

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

Royalties are payable under these agreements until the later to occur of the last-to-expire of specified patent rights and the expiration of non-patent regulatory exclusivities in a country, provided that if royalties are payable solely on the basis of non-patent regulatory exclusivity, each of the royalty rates is reduced by 50%. In addition, royalties payable under these agreements after Mundipharma and Purdue have recovered all research and development expenses paid to us are subject to reduction on account of third-party royalty payments or patent litigation damages or settlements which might be required to be paid by us if litigation were to arise, with any such reductions capped at 50% of the amounts otherwise payable during the applicable royalty payment period.

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

13. Income Taxes

Our income tax expense for the year ended December 31, 2014 of $0.2 million consisted primarily of current US federal taxes. We had no income tax expense or benefit for the years ended December 31, 2013 and 2012.

Our income tax expense for the years ended December 31, 2014, 2013 and 2012 differed from the expected U.S. federal statutory income tax expense as set forth below:

	2014	2013	2012
	(in thousands)
Expected federal tax expense (benefit)	$(5,872)	$(43,105)	$(18,348)
Permanent differences	3,537	2,681	(4,685)
State taxes, net of the deferred federal benefit	(912)	(6,694)	(2,849)
Tax credit carryforwards	(9,510)	(11,534)	(589)
Adjustments to deferred tax assets and deferred tax liabilities	776	129	3,371
Alternative minimum tax	183	—	—
Other	79	62	34
Change in valuation allowance	11,902	58,461	23,066

Income tax expense	$183	$—	$—

The significant components of our deferred tax assets are as follows:

	Year Ended December 31,
	2014	2013
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$133,180	$136,879
Tax credit carryforwards	37,278	27,768
Intangible assets	16,250	13,413
Accrued expenses	2,666	194
Stock-based compensation	10,031	9,842
Other	1,428	715
Valuation allowance	(200,833)	(188,811)

Net deferred tax assets	$—	$—

We have recorded a valuation allowance against our deferred tax assets in each of the years ended December 31, 2014, 2013 and 2012 because management believes that it is more likely than not that these assets will not be realized. The valuation allowance increased by approximately $12.0 million during the year ended December 31, 2014 primarily as a result of increases in unbenefited deferred tax assets such as tax credits and intangible assets. The valuation allowance increased by approximately $59.1 million during the year ended December 31, 2013 primarily as a result of increases in unbenefited deferred tax assets such as tax losses and credits. The valuation allowance increased by approximately $24.2 million during the year ended December 31, 2012 primarily as a result of increases in unbenefited deferred tax assets such as tax losses and credits and intangible assets.

Subject to the limitations described below, at December 31, 2014, we had cumulative net operating loss carryforwards of approximately $386.3 million and $270.1 million available to reduce federal and state taxable income, which expire through 2034, and have begun to expire and expire through 2034, respectively. In addition, we have cumulative federal and state tax credit carryforwards of $31.2 million and $9.2 million, respectively, available to reduce federal and state income taxes which expire through 2034 and 2029, respectively. The net operating loss carryforwards include approximately $36.5 million of deductions related to the exercise of stock options. This amount represents an excess tax benefit and has not been included in the gross deferred tax asset reflected for net operating losses nor the cumulative net operating loss carryforward disclosures above. Additionally, our net operating loss carryforwards and tax credit carryforwards are limited as a result of certain ownership changes, as defined under Sections 382 and 383 of the Internal Revenue Code. This limits the annual amount of these tax attributes that can be utilized to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on our value immediately prior to an ownership change. Subsequent ownership changes may affect the limitation in future years. The net operating losses and tax credit carryforwards that have and will expire unused in the future as a result of Section 382 and 383 limitations have been excluded from the amounts disclosed above.

At December 31, 2014 and 2013, we had no unrecognized tax benefits. As of December 31, 2014, 2013 and 2012, we had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in our consolidated statements of operations. We will recognize interest and penalties related to uncertain tax positions in income tax expense.

We file income tax returns in the U.S. federal, Massachusetts, and other state jurisdictions. The statute of limitations for assessment by the Internal Revenue Service, or IRS, and state tax authorities is closed for tax years prior to 2011, although carryforward attributes that were generated prior to tax year 2011 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period.

14. Stockholders’ Equity

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

In connection with the execution of the Facility Agreement, we issued to Deerfield warrants to purchase an aggregate of 1,000,000 shares of common stock at an exercise price of $13.83 per share. See note 9 for additional details related to the Facility Agreement.

15. Income from Massachusetts Tax Incentive Award

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

16. Restructuring Activities

In June 2012, we voluntarily stopped all company-sponsored clinical trials of saridegib, our Hedgehog pathway inhibitor. In July 2012, we restructured our strategic alliance agreement with Mundipharma and Purdue such that we are no longer entitled to research and development funding (see note 12), and therefore we undertook a subsequent workforce reduction.

The associated restructuring expenses were recorded as research and development and general and administrative expenses. We recorded a restructuring expense of $2.6 million during the year ended December 31, 2012. The remaining balance payable as of December 31, 2012 was $0.4 million related to employee severance, benefits and related costs. All amounts have been paid as of December 31, 2014.

17. Defined Contribution Benefit Plan

We sponsor a 401(k) retirement plan in which substantially all of our full-time employees are eligible to participate. Participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. During the years ended December 31, 2014, 2013 and 2012, we matched 50% of the first 6% of participant contributions with shares of our common stock. Our matching contributions during the years ended December 31, 2014, 2013 and 2012 were $0.7 million each year.

18. Quarterly Financial Information (unaudited)

	Quarter Ended March 31, 2014	Quarter Ended June 30, 2014	Quarter Ended September 30, 2014	Quarter Ended December 31, 2014
	(in thousands, except shares and per share amounts)
Collaboration revenue	$—	$—	$160,639	$4,356
Operating expenses:
Research and development	34,491	28,165	44,895	36,082
General and administrative	6,804	7,057	8,042	7,382

Total operating expenses	41,295	35,222	52,937	43,464

Income (loss) from operations	(41,295)	(35,222)	107,702	(39,108)
Other income (expenses):
Interest expense	(1,139)	(2,938)	(4,537)	(1,035)
Interest and investment income	168	136	52	(17)

Total other income (expense)	(971)	(2,802)	(4,485)	(1,052)

Loss before income taxes	(42,266)	(38,024)	103,217	(40,160)
Income tax	—	—	—	(183)

Net income (loss)	$(42,266)	$(38,024)	$103,217	$(40,343)

Income (loss) per common share:
Basic	$(0.87)	$(0.78)	$2.08	$(0.83)

Diluted	$(0.87)	$(0.78)	$2.03	$(0.83)

Weighted average number of common shares outstanding:
Basic	48,348,767	48,543,853	48,632,888	48,788,917

Diluted	48,348,767	48,543,853	49,735,303	48,788,917

	Quarter Ended March 31, 2013	Quarter Ended June 30, 2013	Quarter Ended September 30, 2013	Quarter Ended December 31, 2013
	(in thousands, except shares and per share amounts)
Operating expenses:
Research and development	$20,231	$26,080	$26,857	$26,592
General and administrative	7,430	6,675	7,319	6,492

Total operating expenses	27,661	32,755	34,176	33,084

Loss from operations	(27,661)	(32,755)	(34,176)	(33,084)
Other income:
Interest and investment income	335	164	238	159

Total other income	335	164	238	159

Net loss	$(27,326)	$(32,591)	$(33,938)	$(32,925)

Basic and diluted net loss per common share	$(0.57)	$(0.68)	$(0.71)	$(0.68)

Basic and diluted weighted average number of common shares outstanding	47,620,147	47,915,726	48,052,939	48,114,922

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with our independent accountants on accounting and financial disclosure matters.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2014. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2014, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our management including our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s report on our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) appears below.

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework (2013). Based on its assessment, management believes that, as of December 31, 2014, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report of our internal control over financial reporting. This report appears below.

(b) Attestation Report of the Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders of

Infinity Pharmaceuticals, Inc.

We have audited Infinity Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Infinity Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Infinity Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 of Infinity Pharmaceuticals, Inc. and our report dated February 24, 2015 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Boston, Massachusetts

February 24, 2015

(c) Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The sections titled “Proposal 1—Election of Directors,” “Board and Committee Meetings,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Guidelines; Code of Conduct and Ethics” appearing in the definitive proxy statement we will file in connection with our Annual Meeting of Stockholders to be held on June 15, 2015 are incorporated herein by reference. The information required by this item relating to executive officers may be found in Part I, Item 1 of this report under the heading “Business—Executive Officers.”

Item 11.	Executive Compensation

The section titled “Compensation of Executive Officers” appearing in the definitive proxy statement we will file in connection with our Annual Meeting of Stockholders to be held on June 15, 2015 is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The sections titled “Stock Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” appearing in the definitive proxy statement we will file in connection with our Annual Meeting of Stockholders to be held on June 15, 2015 are incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The sections titled “Transactions with Related Persons,” “Policies and Procedures for Related Persons Transactions,” and “Determination of Independence” appearing in the definitive proxy statement we will file in connection with our Annual Meeting of Stockholders to be held on June 15, 2015 are incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The section titled “Audit Fees” appearing in the definitive proxy statement we will file in connection with our Annual Meeting of Stockholders to be held on June 15, 2015 is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

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

INFINITY PHARMACEUTICALS, INC.

Date: February 24, 2015	By:	/s/ ADELENE Q. PERKINS
Adelene Q. Perkins President & Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ADELENE Q. PERKINS Adelene Q. Perkins	President, Chief Executive Officer; Chair of the Board of Directors	February 24, 2015
(Principal Executive Officer)

/s/ LAWRENCE E. BLOCH, M.D., J.D. Lawrence E. Bloch, M.D., J.D.	Executive Vice President, Chief Financial Officer and Chief Business Officer; Secretary and Treasurer	February 24, 2015
(Principal Financial Officer, Principal Accounting Officer)

/s/ JOSÉ BASELGA, M.D., PH.D. José Baselga, M.D., Ph.D.	Director	February 23, 2015

/s/ JEFFREY BERKOWITZ, J.D. Jeffrey Berkowitz, J.D.	Director	February 18, 2015

/s/ ANTHONY B. EVNIN, PH.D. Anthony B. Evnin, Ph.D.	Director	February 24, 2015

/s/ GWEN A. FYFE, M.D. Gwen A. Fyfe, M.D.	Director	February 18, 2015

/s/ ERIC S. LANDER, PH.D.	Director	February 18, 2015
Eric S. Lander, Ph.D.

/s/ NORMAN C. SELBY	Director	February 24, 2015
Norman C. Selby

/s/ IAN F. SMITH Ian F. Smith	Director	February 24, 2015

/s/ MICHAEL C. VENUTI, PH.D. Michael C. Venuti, Ph.D.	Director	February 24, 2015

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing date	Exhibit Number	Filed with this 10-K

3.1	Restated Certificate of Incorporation of the Registrant.	10-Q	8/9/07	3.1

3.2	Amended and Restated Bylaws of the Registrant.	8-K	03/17/09	3.1

4.1	Form of Common Stock Certificate.	10-K	3/14/08	4.1

10.1	Amendment to Amended and Restated Development and License Agreement, dated as of dated July 29, 2014, by and between Infinity Pharmaceuticals, Inc. and Intellikine LLC.	10-Q	11/10/2014	10.1

10.2†	Collaboration and License Agreement, dated as of September 2, 2014, between Infinity Pharmaceuticals, Inc. and AbbVie Inc.	10-Q	11/10/2014	10.2

10.3	First Amendment to Facility Agreement, dated as of September 22, 2014, between Infinity Pharmaceuticals, Inc. and Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Partners, L.P., and Deerfield International Master Fund, L.P.	10-Q	11/10/2014	10.3

10.4	Lease Agreement, dated as of September 25, 2014, between Infinity Pharmaceuticals, Inc. and BHX, LLC, as trustee of 784 Realty Trust.	10-Q	11/10/2014	10.4

10.5	Seventh Amendment to Lease, dated as of November 6, 2014, between Infinity Pharmaceuticals, Inc. and ARE-770/784/790 Memorial Drive, LLC.	10-Q	11/10/2014	10.5

10.6†	Facility Agreement dated February 24, 2014 between Infinity Pharmaceuticals, Inc. and Deerfield Private Design Fund II, L.P., Deerfield Private Design International II, L.P., Deerfield Partners, L.P., and Deerfield International Master Fund, L.P. (collectively, the “Deerfield Entities”).	10-Q	05/06/2014	10.1

10.7	Form of Warrant to Purchase Common Stock of Infinity Pharmaceuticals, Inc., issued to the Deerfield Entities, together with a schedule of holders and amounts (issued February 24, 2014).	10-Q	05/06/2014	10.2

10.8	Termination and Revised Relationship Agreement, dated as of July 17, 2012, between the Registrant and Mundipharma International Corporation Limited.	8-K	07/19/12	10.2

10.9	Termination and Revised Relationship Agreement, dated as of July 17, 2012, between the Registrant and Purdue Pharmaceutical Products L.P.	8-K	7/19/12	10.3

10.10†	Amended and Restated Development and License Agreement, dated as of December 24, 2012, by and between the Registrant and Intellikine, LLC.	10-K	3/5/13	10.4

		Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing date	Exhibit Number	Filed with this 10-K

10.11	Lease Agreement dated July 2, 2002 between IDI and ARE-770/784/790 Memorial Drive LLC (the “Lease”), as amended by First Amendment to Lease dated March 25, 2003, Second Amendment to Lease dated April 30, 2003, Third Amendment to Lease dated October 30, 2003 and Fourth Amendment to Lease dated December 15, 2003.	8-K	9/18/06	10.36

10.12	Fifth Amendment to Lease dated July 8, 2011 between the Registrant and ARE-770/784/790 Memorial Drive LLC.	10-Q	8/9/11	10.1

10.13	Sixth Amendment to Lease dated July 8, 2012 between the Registrant and ARE-770/784/790 Memorial Drive LLC.	10-Q	8/7/12	10.2

10.14*	Offer Letter between the Registrant and Lawrence E. Bloch, M.D., J.D. dated May 15, 2012.	8-K	7/25/12	10.1

10.15*	Offer Letter between IDI and Julian Adams dated as of August 19, 2003.	8-K	9/18/06	10.10

10.16*	Amendment to Offer Letter between IDI and Julian Adams dated as of October 25, 2007.	8-K	10/30/07	99.4

10.17*	Offer Letter between IDI and Adelene Perkins dated as of February 6, 2002.	8-K	9/18/06	10.11

10.18*	Amendment to Offer Letter between IDI and Adelene Perkins dated as of October 25, 2007.	8-K	10/30/07	99.5

10.19*	Pre-Merger Stock Incentive Plan.	8-K	9/18/06	10.18

10.20*	Form of Incentive Stock Agreement entered into with each of the officers identified on the schedule thereto.	8-K	9/18/06	10.25

10.21*	Form of Nonstatutory Stock Option Agreement entered into with each of the officers identified on the schedule thereto.	8-K	9/18/06	10.27

10.22*	2000 Stock Incentive Plan.	S-1	5/9/2000	10.59

10.23*	Amendment No. 1 to 2000 Stock Incentive Plan; Amendment No. 2 to 2000 Stock Incentive Plan; Amendment No. 3 to 2000 Stock Incentive Plan.	8-K	9/18/06	10.32

10.24*	Amendment No. 4 to 2000 Stock Incentive Plan.	10-Q	8/9/07	10.1

10.25*	Amendment No. 5 to 2000 Stock Incentive Plan.	S-8	5/23/08	99.4

10.26*	Form of Incentive Stock Option Agreement under 2000 Stock Incentive Plan.	8-K	9/18/06	10.33

10.27*	Form of Nonstatutory Stock Option Agreement under 2000 Stock Incentive Plan.	8-K	9/18/06	10.34

10.28*	2010 Stock Incentive Plan.	8-K	5/28/10	10.1

10.29*	Form of Incentive Stock Option Agreement under 2010 Stock Incentive Plan.	8-K	5/28/10	10.2

		Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing date	Exhibit Number	Filed with this 10-K

10.30*	Form of Nonstatutory Stock Option Agreement under 2010 Stock Incentive Plan.	8-K	5/28/10	10.3

10.31*	Amendment No. 1 to 2010 Stock Incentive Plan.	8-K	12/14/10	99.2

10.32*	Amendment No. 2 to 2010 Stock Incentive Plan.	8-K	5/18/12	99.1

10.33*	Amendment No. 3 to 2010 Stock Incentive Plan.	8-K	6/13/13	10.1

10.34*	Amendment No. 4 to 2010 Stock Incentive Plan.	8-K	6/13/13	10.1

10.35*	Infinity Pharmaceuticals, Inc. Executive Severance Benefits Plan effective February 6, 2013.	8-K	2/12/13	10.1

10.36*	2013 Employee Stock Purchase Plan, as amended.	8-K	6/13/13	99.1

21.1	Subsidiaries of the Registrant. Filed herewith.				X

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. Filed herewith.				X

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. Filed herewith.				X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. Filed herewith.				X

32.1	Statement of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.				X

32.2	Statement of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.				X

101	The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements.				X

*	Indicates management contract or compensatory plan
†	Confidential treatment has been requested and/or granted as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.