Form 10-Q
period 2015-03-31
INFINITY PHARMACEUTICALS, INC.
filed 2015-05-06
CIK 1113148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

784 Memorial Drive, Cambridge, Massachusetts 02139

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on April 30, 2015: 49,042,486

INFINITY PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$223,045	$307,405
Available-for-sale securities	10,008	25,321
Loan commitment asset, net (note 9)	—	647
Prepaid expenses and other current assets	6,317	11,195

Total current assets	239,370	344,568
Property and equipment, net	22,720	18,970
Long-term available-for-sale securities	508	519
Restricted cash	1,680	1,680
Long-term receivable (note 11)	3,006	3,006
Other assets	358	401

Total assets	$267,642	$369,144

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,697	$5,947
Accrued expenses	12,564	17,768
Due to Takeda, current	—	6,667
Deferred revenue, current	26,060	24,495

Total current liabilities	44,321	54,877
Deferred revenue, less current portion	79,581	85,510
Deferred rent (note 11)	4,082	3,375
Construction liability (note 11)	18,082	15,456
Other liabilities	497	454

Total liabilities	146,563	159,672
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common Stock, $0.001 par value; 100,000,000 shares authorized, and 49,028,780 and 48,878,828 shares issued and outstanding, at March 31, 2015 and December 31, 2014, respectively	49	49
Additional paid-in capital	681,434	676,521
Accumulated deficit	(560,514)	(467,212)
Accumulated other comprehensive income	110	114

Total stockholders’ equity	121,079	209,472

Total liabilities and stockholders’ equity	$267,642	$369,144

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2015	2014
Collaboration revenue	$4,363	$—
Operating expenses:
Research and development	88,428	34,491
General and administrative	8,550	6,804

Total operating expenses	96,978	41,295

Loss from operations	(92,615)	(41,295)
Other income (expense):
Interest expense	(647)	(1,139)
Investment and other income (loss)	(40)	168

Total other income (expense)	(687)	(971)

Net loss	$(93,302)	$(42,266)

Basic and diluted loss per common share	$(1.91)	$(0.87)

Basic and diluted weighted average number of common shares outstanding	48,939,383	48,348,767

Other comprehensive income (loss):
Net unrealized holding losses on available-for-sale securities arising during the period	(4)	(1)

Comprehensive loss	$(93,306)	$(42,267)

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net loss	$(93,302)	$(42,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	354	468
Stock-based compensation including 401(k) match	3,751	3,744
Net amortization of premium/discount on available-for-sale securities	72	592
Non-cash interest expense on Due to Takeda amount	—	52
Amortization of loan commitment asset	647	1,139
Other, net	1	(30)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	4,921	(1,050)
Accounts payable, accrued expenses and other liabilities	(5,778)	463
Due to Takeda	(6,667)	(6,667)
Deferred revenue	(4,364)	—
Deferred rent	707	—

Net cash used in operating activities	(99,658)	(43,555)
Investing activities
Purchases of property and equipment	(1,112)	(176)
Purchases of available-for-sale securities	—	(12,536)
Proceeds from maturities of available-for-sale securities	15,248	41,172

Net cash provided by investing activities	14,136	28,460
Financing activities
Proceeds from issuances of common stock related to stock incentive plans	1,162	1,952

Net cash provided by financing activities	1,162	1,952

Net decrease in cash and cash equivalents	(84,360)	(13,143)
Cash and cash equivalents at beginning of period	307,405	68,114

Cash and cash equivalents at end of period	$223,045	$54,971

Supplemental schedule of noncash investing and financing activities
Loan commitment asset	$—	$11,350
Facility fee	$—	$3,000
Fixed assets in accrued expenses	$367	$—
Increase in construction liability and CIP for amount paid by landlord	$2,626	$—
Warrants issued	$—	$8,350

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

Infinity Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization

Infinity Pharmaceuticals, Inc. is an innovative biopharmaceutical company dedicated to discovering, developing and delivering best-in-class medicines to patients with difficult-to-treat diseases. As used throughout these unaudited, condensed consolidated financial statements, the terms “Infinity,” “we,” “us,” and “our” refer to the business of Infinity Pharmaceuticals, Inc. and its wholly-owned subsidiaries.

2. Basis of Presentation

These condensed consolidated financial statements include the accounts of Infinity and its wholly-owned subsidiaries. We have eliminated all significant intercompany accounts and transactions in consolidation.

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015.

The information presented in the condensed consolidated financial statements and related footnotes at March 31, 2015, and for the three months ended March 31, 2015 and 2014, is unaudited, and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2014 have been derived from our audited financial statements. For further information, please refer to the consolidated financial statements and accompanying footnotes included in our annual report on Form 10-K for the fiscal year ended December 31, 2014, which was filed with the U.S. Securities and Exchange Commission on February 24, 2015.

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

We determine the appropriate classification of marketable securities at the time of purchase and reevaluate such designation at each balance sheet date. We have classified all of our marketable securities at March 31, 2015 and December 31, 2014 as “available-for-sale.” We carry available-for-sale securities at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income, which is a separate component of stockholders’ equity.

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

Basic and Diluted Net Loss per Common Share

Basic net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted net loss per share is based upon the weighted average number of common shares outstanding during the period plus the effect of additional weighted average common equivalent shares outstanding during the period when the effect of adding such shares is dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options (the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method) and the exercise of outstanding warrants (the proceeds of which have not been used for repurchases under the treasury stock method). In addition, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options. Common equivalent shares have not been included in the net loss per share calculations for the periods presented because the effect of including them would have been anti-dilutive. Total potential gross common equivalent shares consisted of the following:

	At March 31,
	2015	2014
Stock options	8,039,498	6,772,555
Warrants	1,000,000	1,000,000

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) is comprised of unrealized holding gains and losses arising during the period on available-for-sale securities that are not other-than-temporarily impaired. During the three months ended March 31, 2015, there were no reclassifications out of accumulated other comprehensive income (loss).

Stock-Based Compensation Expense

For awards granted to employees and directors, including awards under our Employee Stock Purchase Plan, or ESPP, we measure stock-based compensation cost at the grant date based on the estimated fair value of the award and recognize it as expense over the requisite service period on a straight-line basis. We record the expense of services rendered by non-employees based on the estimated fair value of the stock option as of the respective vesting date. We use the Black-Scholes valuation model in determining the fair value of all equity awards. For awards with performance conditions, we estimate the likelihood of satisfaction of the performance conditions, which affects the period over which the expense is recognized, and recognize the expense over the requisite service period on a straight-line basis. We have no awards with market conditions.

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

Research and Development Expense

Research and development expense consists of expenses incurred in performing research and development activities, including salaries and benefits, overhead expenses including facilities expenses, materials and supplies, preclinical expenses, clinical trial and related clinical manufacturing expenses, comparator drug expenses, stock-based compensation expense, depreciation of equipment, contract services, and other outside expenses. We also include as research and development expense upfront license payments related to acquired technologies which have not yet reached technological feasibility and have no alternative use. We expense research and development costs as they are incurred. Prepaid comparator drug expenses are capitalized and then recognized as expense when title transfers to us. We have been a party to collaboration agreements in which we were reimbursed for work performed on behalf of the collaborator, as well as one in which we reimbursed the collaborator for work it had performed. We record all appropriate expenses under our collaborations as research and development expense. If the arrangement provides for reimbursement of research and development expenses incurred by us, we evaluate the terms of the arrangement to determine whether the reimbursement should be recorded as revenue or as an offset to research and development expense. If the arrangement provides for us to reimburse the collaborator for research and development expenses or for the achievement of a development milestone for which a payment is due, we record the reimbursement or the achievement of the development milestone as research and development expense.

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

Due to the uncertainty surrounding the realization of the net deferred tax assets in future periods, we have recorded a full valuation allowance against our otherwise recognizable net deferred tax assets as of March 31, 2015 and December 31, 2014.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the applicable assets. Assets included in construction-in-progress are not depreciated until placed into service. Application development costs incurred for computer software developed or obtained for internal use are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from the respective account, and the resulting gain or loss, if any, is included in current operations. Amortization of leasehold improvements and capital leases is recorded as depreciation expense and included in research and development and general and administrative expense, as applicable. Repairs and maintenance charges that do not increase the useful life of the assets are charged to operations as incurred. Property and equipment are depreciated over the following periods:

Laboratory equipment	5 years
Computer equipment and software	3 to 5 years
Leasehold improvements	Shorter of lease term or useful life of asset
Furniture and fixtures	7 years

4. Stock-Based Compensation

Total stock-based compensation expense related to all equity awards for the three months ended March 31, 2015 and 2014 comprised the following:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
	(in thousands)
Effect of stock-based compensation on net loss by line item:
Research and development	$2,235	$2,205
General and administrative	1,515	1,539

As of March 31, 2015, we had approximately $26.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options and awards under our ESPP, which are expected to be recognized over a weighted-average period of 2.7 years.

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

Stock Options

During the three months ended March 31, 2015, we granted options to purchase 1,643,841 shares of our common stock at a weighted average fair value of $9.43 and a weighted average exercise price of $15.56. During the three months ended March 31, 2014, we granted options to purchase 1,152,884 shares of our common stock at a weighted average fair value of $7.79 and a weighted average exercise price of $13.13. For the three months ended March 31, 2015 and 2014, the fair values were estimated using the Black-Scholes valuation model using the following weighted-average assumptions:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Risk-free interest rate	1.4%	1.7%
Expected annual dividend yield	—	—
Expected stock price volatility	71.5%	71.1%
Expected term of options	5.4 years	5.1 years

During the three months ended March 31, 2015, options to purchase 138,310 shares of common stock were exercised, with a weighted-average exercise price of $8.40.

Employee Stock Purchase Plan

The weighted-average fair value of each purchase right granted during the three months ended March 31, 2015 and 2014 was $7.62 and $6.33, respectively. For the three months ended March 31, 2015 and 2014, the fair values were estimated using the Black-Scholes valuation model using the following weighted-average assumptions:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Risk-free interest rate	0.4%	0.2%
Expected annual dividend yield	—	—
Expected stock price volatility	70.3%	75.21%
Expected term of options	1.2 years	1.2 years

5. Cash, Cash Equivalents and Available-for-Sale Securities

The following is a summary of cash, cash equivalents and available-for-sale securities:

	March 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents due in 90 days or less	$223,045	$—	$—	$223,045

Available-for-sale securities:
Corporate obligations due in one year or less	10,009	—	(1)	10,008
Mortgage-backed securities due after ten years	397	111	—	508

Total available-for-sale securities	10,406	111	(1)	10,516

Total cash, cash equivalents and available-for-sale securities	$233,451	$111	$(1)	$233,561

	December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents due in 90 days or less	$307,405	$—	$—	$307,405

Available-for-sale securities:
Corporate obligations due in one year or less	21,324	6	(1)	21,329
Mortgage-backed securities due after ten years	412	107	—	519
U.S. government-sponsored enterprise obligations due in one year or less	3,990	2	—	3,992

Total available-for-sale securities	25,726	115	(1)	25,840

Total cash, cash equivalents and available-for-sale securities	$333,131	$115	$(1)	$333,245

We held one debt security at March 31, 2015 that had been in an unrealized loss position for less than 12 months and no debt securities that had been in an unrealized loss position for 12 months or greater. The fair value on this security was $5 million. We evaluated our securities for other-than-temporary impairments based on quantitative and qualitative factors. We considered the decline in market value for this security to be primarily attributable to current economic and market conditions. It is not more likely than not that we will be required to sell this security, and we do not intend to sell this security before the recovery of its amortized cost basis. Based on our analysis, we do not consider this investment to be other-than-temporarily impaired as of March 31, 2015.

As of March 31, 2015, we held two debt securities from other companies located in France and the United Kingdom with an aggregate fair value of $9 million. These securities are short term in nature and are scheduled to mature within twelve months. There were no material unrealized losses incurred from these securities. Based on our analysis, we do not consider these investments to be other-than-temporarily impaired as of March 31, 2015.

We had no material realized gains or losses on our available-for-sale securities for the three months ended March 31, 2015 and 2014. There were no other-than-temporary impairments recognized for the three months ended March 31, 2015 and 2014.

6. Fair Value

We use a valuation hierarchy for disclosure of the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs, which we consider the highest level inputs, are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. The classification of a financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. For our fixed income securities, we reference pricing data supplied by our custodial agent and nationally known pricing vendors, using a variety of daily data sources, largely readily-available market data and broker quotes. We validate the prices provided by our third party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our pricing services as of March 31, 2015 and December 31, 2014.

The following table provides the assets carried at fair value measured on a recurring basis as of March 31, 2015:

	Level 1	Level 2
	(in thousands)
Assets:
Cash and cash equivalents	$223,045	$—
Corporate obligations (including commercial paper)	—	10,008
Mortgage-backed securities	—	508

Total	$223,045	$10,516

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

There have been no changes to the valuation methods during the three months ended March 31, 2015. We evaluate transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1 and Level 2 during the three months ended March 31, 2015. We had no available-for-sale securities that were classified as Level 3 at any point during the three months ended March 31, 2015 or during the year ended December 31, 2014.

7. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	March 31, 2015	December 31, 2014
	(in thousands)
Prepaid comparator drug	$—	$5,085
Prepaid expenses	4,617	4,124
Other current assets	1,700	1,986

Total prepaid expenses and other current assets	$6,317	$11,195

8. Collaborations

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

We and AbbVie share oversight of development and have each agreed to use diligent efforts, as defined in the AbbVie Agreement, to carry out our development activities under an agreed upon development plan. We have primary responsibility for the conduct of development of Duvelisib Products, unless otherwise agreed, and AbbVie has responsibility for the conduct of certain contemplated combination clinical studies, which we refer to as the AbbVie Studies. We have the responsibility to manufacture Duvelisib Products until we transition manufacturing responsibility to AbbVie, which we expect to occur as promptly as practicable while ensuring continuity of supply. Excluding the AbbVie Studies, we are responsible for all costs to develop and manufacture Duvelisib Products up to a maximum amount of $667 million after which we will share Duvelisib Product development and manufacturing costs equally with AbbVie. The development and manufacturing costs for the AbbVie Studies are shared equally. During the three months ended March 31, 2015, we recognized an expense of $0.2 million in research and development expense related to our share of the AbbVie Studies cost.

We and AbbVie share operational responsibility and decision making authority for commercialization of Duvelisib Products in the United States. Specifically, we have the primary responsibility for advertising, distribution, and booking sales, and we share certain other commercialization functions with AbbVie. Assuming regulatory approval, we and AbbVie are obligated to each provide half of the sales representative effort to promote Duvelisib Products in the United States. Outside the United States, AbbVie has, with limited exceptions, operational responsibility and decision making authority to commercialize Duvelisib Products. We and AbbVie will share the cost of manufacturing and supply for commercialization of Duvelisib Products in the United States, and AbbVie will bear the cost of manufacturing and supply for commercialization of Duvelisib Products outside the United States. Prior to commercialization and regulatory approval, we will recognize these costs as a component of research and development and general and administrative expenses. Subsequent to regulatory approval and commercial launch, the cost of manufacturing will be recorded as cost of goods sold. During the three months ended March 31, 2015, we recognized a credit of $0.2 million in research and development expense and a credit of $0.3 million in general and administrative expense related to these costs.

AbbVie has paid us a non-refundable $275 million upfront payment and has agreed to pay us up to $530 million in potential future milestone payments comprised of $130 million associated with the completion of enrollment of either DYNAMO™ or DUO™, which we expect to occur in 2015; up to $275 million associated with the achievement of specified regulatory filing and approval milestones; and up to $125 million associated with the achievement of specified commercialization milestones. DYNAMO is a Phase 2, open-label, single arm study evaluating the safety and efficacy of duvelisib dosed at 25 mg twice daily, or BID, in approximately 120 patients with indolent non-Hodgkin lymphoma, or iNHL, including follicular lymphoma, marginal zone lymphoma and small lymphocytic lymphoma, whose disease is refractory to rituximab and to either chemotherapy or radioimmunotherapy. DUO is a randomized, Phase 3 study designed to evaluate the safety and efficacy of duvelisib dosed at 25 mg BID compared to ofatumumab, a monoclonal antibody therapy, in approximately 300 patients with relapsed or refractory chronic lymphocytic leukemia, or CLL. Under the terms of the AbbVie Agreement, we and AbbVie will equally share commercial profits or losses of Duvelisib Products in the United States, including sharing equally the existing royalty obligations to Mundipharma International Corporation Limited, or Mundipharma, and Purdue Pharmaceutical Products L.P., or Purdue, for sales of Duvelisib Products in the United States, as well as sharing equally the existing U.S. milestone payment obligations to Takeda Pharmaceutical Company Limited, or Takeda. We refer to our phosphoinositide-3-kinase, or PI3K, program licensor as Takeda.

Additionally, AbbVie has agreed to pay us tiered royalties on net sales of Duvelisib Products outside the United States ranging from 23.5% to 30.5%, depending on annual net sales of Duvelisib Products by AbbVie, its affiliates and its sublicensees. We are responsible for the existing royalty obligations to Mundipharma and Purdue outside the United States, and AbbVie has agreed to reimburse us for our existing Duvelisib Product milestone payment obligations to Takeda outside the United States. The tiered royalty from AbbVie is subject to a reduction of 4% at each tier if our royalties to Mundipharma and Purdue are reduced according to the terms of our respective agreements with them. This tiered royalty can further be reduced based on specified factors, including patent expiry, generic entry, and royalties paid to third parties with blocking intellectual property. These royalties are payable on a product-by-product and country-by-country basis until AbbVie ceases selling the product in the country.

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

Of the $275 million upfront payment received during the year ended December 31, 2014, $159.1 million was allocated to the license, $115.6 million to the development services and $0.3 million to committee services based on the allocation of best estimate of selling price on a relative basis. We determined the best estimate of selling prices for the license unit of accounting based on estimates and assumptions resulting in an expected future cash flow which was discounted based on estimated weighted average cost of capital of 11.5%. We determined the best estimate of selling prices for development and committee services based on the nature of the services to be performed and estimates of the associated efforts and third-party rates for similar services using a discount rate of 8% for development services and 11.5% for committee services. We recognized license revenue upon execution of the arrangement. Revenue related to development services and committee services is being recognized using the proportionate performance method as services are provided over the estimated service period of approximately five years. During the three months ended March 31, 2015, we recognized $4.4 million of revenue related to development and committee services. We have recorded the remaining amount related to development and committee services of $26.1 million and $79.6 million as short-term and long-term deferred revenue, respectively, as of March 31, 2015.

The development, regulatory and commercialization milestones represent non-fundable amounts that would be paid by AbbVie to us if certain milestones are achieved in the future. We have elected to apply the milestones method of revenue recognition to these milestones. We have determined that all milestones, except for the first milestone, if achieved, are substantive because (i) they relate solely to past performance, (ii) are commensurate with estimated enhancement of value associated with the achievement of each milestone as a result of our performance, which are reasonable relative to other deliverables and terms of the arrangement, and (iii) are unrelated to the delivery of any further elements under the arrangement. The clinical development milestone, which we have determined not to be substantive based on risk and effort involved, will be recognized using the proportionate performance method, the same method as the upfront payment when achieved.

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

Takeda

In July 2010, we entered into a development and license agreement with Intellikine under which we obtained rights to discover, develop and commercialize pharmaceutical products targeting the delta and/or gamma isoforms of PI3K, including duvelisib, and we paid Intellikine a $13.5 million up-front license fee. In January 2012, Intellikine was acquired by Takeda, acting through its Millennium business unit. We refer to our PI3K inhibitor program licensor as Takeda. In December 2012, we amended and restated our development and license agreement with Takeda.

Under the terms of the amended and restated agreement, we retained worldwide development rights and, in exchange for an agreement to pay Takeda $15 million in installments, we regained commercialization rights for products arising from the agreement for all therapeutic indications and are solely responsible for research conducted under the agreement. During the year ended December 31, 2012, we paid $1.7 million of the $15 million, and we recorded the $15 million release payment at its fair value of $14.4 million in research and development expenses. During the year ended December 31, 2014, we paid to Takeda the second installment of $6.7 million. During the three months ended March 31, 2015, we paid to Takeda the final installment of $6.7 million.

In addition to developing duvelisib, we are seeking to identify additional novel inhibitors of PI3K-delta and/or PI3K-gamma for future development. We are obligated to pay to Takeda up to $5 million in remaining success-based milestone payments for the development of a second product candidate and up to $450 million in success-based milestones for the approval and commercialization of two distinct products. In February 2014, we paid Takeda a $10 million milestone payment in connection with the initiation of our Phase 3 study of duvelisib in patients with relapsed or refractory CLL. We recognized the $10 million payment as research and development expense during the year ended December 31, 2014. In addition, other than for sales of duvelisib products in oncology indications, we are obligated to pay Takeda tiered royalties on worldwide net sales ranging from 7% to 11% upon successful commercialization of products described in the agreement. Such royalties are payable until the later to occur of the expiration of specified patent rights and the expiration of non-patent regulatory exclusivities in a country, subject to reduction of the royalties, and, in certain circumstances, limits on the number of products subject to a royalty obligation.

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

On March 31, 2015, we paid a $52.5 million fee to exercise an option that we purchased from Takeda in July 2014 for a one-time upfront payment of $5 million. As a result of our exercise of this option, we are no longer obligated under the amended and restated development and license agreement to pay to Takeda a tiered 7% to 11% royalty with respect to worldwide net sales in oncology indications of products containing or comprised of duvelisib. We recognized the $5 million upfront payment and the $52.5 million exercise payment as research and development expense during the year ended December 31, 2014 and the three months ended March 31, 2015, respectively, as there is no alternative future use beyond the existing research and development activities.

9. Debt Facility Agreement

On February 24, 2014, we entered into a facility agreement with affiliates of Deerfield Management Company, L.P., or Deerfield, pursuant to which Deerfield agreed to loan us up to $100 million, subject to the terms and conditions set forth in the facility agreement. On September 22, 2014, we amended the facility agreement with Deerfield to reduce the maximum principal amount that we may draw down to $50 million. We refer to the facility agreement with Deerfield, as amended, as the Facility Agreement. Under the terms of the Facility Agreement, we had the right to draw down on the Facility Agreement in $25 million minimum disbursements, which we refer to as the Loan Commitment, at any time during a pre-specified draw period. The draw period has expired without our having drawn down on the Facility Agreement. On February 25, 2015, we paid a $1.5 million fee to Deerfield representing 3% of the total amount not drawn under the amended facility. In connection with the execution of the Facility Agreement, we issued to Deerfield warrants to purchase an aggregate of 1,000,000 shares of common stock at an exercise price of $13.83 per share. The warrants have dividend rights to the same extent as if the warrants were exercised into shares of common stock. The warrants expire on the seventh anniversary of their issuance and contain certain limitations that prevent the holder from acquiring shares upon exercise of a warrant that would result in the number of shares beneficially owned by the holder exceeding 9.985% of the total number of shares of common stock then issued and outstanding.

Our total cost of securing the Loan Commitment was $11.8 million and is comprised of $8.4 million representing the fair value of the 1,000,000 warrants issued on February 24, 2014; $3 million representing the Facility Fee; and $0.4 million of transaction costs. As a result of the amendment of the Facility Agreement, we reduced the Facility Fee by 50%, or $1.5 million, and recorded a corresponding decrease in the loan commitment asset. In addition, since our borrowing capacity was reduced by 50%, the remaining loan commitment asset outstanding as of September 22, 2014 was also reduced by 50% resulting in an additional expense of $1.8 million during the year ended December 31, 2014. The total fair value is considered a Loan Commitment Asset which was classified as a current asset on the December 31, 2014 consolidated balance sheet. This amount is considered a fee to secure the Loan Commitment and was being amortized to interest expense on a straight line basis over the Draw Period. We recorded $0.6 million and $9.6 million of interest expense associated with the amortization and write-off of the loan commitment asset pursuant to the modification of the facility for the three months ended March 31, 2015 and the year ended December 31, 2014, respectively.

10. Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2015	December 31, 2014
	(in thousands)
Accrued compensation and benefits	$4,353	$7,353
Accrued drug manufacturing costs	967	1,280
Accrued clinical studies	4,062	5,134
Accrued preclinical studies	451	543
Facility fee	—	1,500
Other	2,731	1,958

Total accrued expenses	$12,564	$17,768

11. Leases

784 Memorial Drive Lease Arrangement

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

From the Commencement Date until April 1, 2015, the total base rent of the Lease was zero dollars per month. From April 1, 2015 through March 31, 2020, the total base rent of the Lease will be $170,292 per month. From April 1, 2020 until the Expiration Date, the total base rent of the Lease will be $190,625 per month. In addition to the base rent, we are also responsible for our share of the operating expenses, utility costs and real estate taxes, in accordance with the terms of the Lease. Pursuant to the terms of the Lease, we provided a security deposit in the form of a letter of credit in the initial amount of $1.0 million, which may be reduced by up to $750,000 over time in accordance with the terms of the Lease. The Landlord has agreed to pay up to $5,856,100 for certain updates and repairs to be made to the Leased Premises.

Upon the Commencement Date, building construction was initiated to suit our future needs. We are responsible for the construction project, including having responsibility to pay for a portion of the structural elements of the building and bear the risk of cost over-runs. Therefore, we are deemed for accounting purposes to be the owner of the building during the construction period. Accordingly, we determined the fair value of the building as of November 1, 2014 through an independent appraisal and recorded the building as an asset on our condensed consolidated balance sheet, together with a corresponding construction financing obligation, in November 2014 when the lease and construction commenced. On our condensed consolidated balance sheet, we record project construction costs as an asset during the construction period and reflect an increase in the construction financing obligation for the amount of Landlord incentives received. When the construction is substantially complete and the Leased Premises is available for occupancy, the construction-in-progress will be placed in service and the construction liability will be reclassified to a financing obligation. We will commence depreciation on the building and accumulated construction costs over the term of the lease using a residual value equal to the financing obligation at the end of the lease term as such transaction is not expected to qualify for sale-leaseback accounting. Interest expense will be recorded on a monthly basis using an estimated incremental borrowing rate and will commence at the time the building is placed into service. The construction financing obligation will be reduced on a monthly basis commencing in April 2015 by that portion of the lease payment allocated to construction financing obligation principal.

At March 31, 2015 and December 31, 2014, the accompanying condensed consolidated balance sheet reflects the building and accumulated construction costs of approximately $19.7 million and $16.0 million, respectively, and a construction liability of approximately $18.1 million and $15.5 million, respectively.

We divide our future lease payments into a portion that is allocated to the financing obligation and a portion that is allocated to the land on which the building is located. The portion of the lease obligation allocated to the land is treated for accounting purposes as an operating lease commencing in November 2014 and recorded on a straight-line basis over the initial lease term. Rent expense pertaining to the land was approximately $0.1 million for the three months ended March 31, 2015.

Upon signing the lease agreement, we paid the first month’s rent for April 2015 in the amount of $170,292, which was recorded as a prepaid expense on the accompanying condensed consolidated balance sheets. In addition, we provided a letter of credit in the amount of $1.0 million to the Landlord as security for the lease. The letter of credit plus the associated bank fee of $30,000 has been recorded in our accompanying condensed consolidated balance sheets as restricted cash.

780/790 Memorial Drive Lease Arrangement

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

Under the Lease Amendment: (i) the Premises consist of 54,861 square feet, of which 51,000 square feet are located at 780 Memorial Drive, or the 780 Premises, and the remaining 3,861 square feet are located at 790 Memorial Drive, or the 790 Premises; effective February 1, 2016 we will surrender 13,159 square feet of the previously leased 17,020 square feet at the 790 Premises; (ii) we have extended the base term of the Memorial Drive Lease through March 31, 2025; and (iii) we have two separate five-year options to extend the term of the Memorial Drive Lease to 2035 on the same terms and conditions (other than with respect to base rent or any work letter). The Memorial Drive Lease provides that we shall continue to pay the base rent as provided in the Original Lease until January 31, 2016. The base rent shall then increase to $69.00 per square foot of the Premises on February 1, 2016 and again to $70.00 per square foot of the Premises on February 1, 2018. The Memorial Drive Lease provides that no base rent for the Premises shall be due (i) for the period commencing on February 1, 2015 through July 31, 2015, (ii) for the period commencing on February 1, 2016 through February 29, 2016, (iii) for the period commencing on February 1, 2017 through February 28, 2017, and (iv) for the period commencing on February 1, 2018 through February 28, 2018. We also received allowances of $3.0 million for the design and construction of tenant improvements. The total of these allowances of $3.0 million has been reflected on our condensed consolidated balance sheets as a long-term receivable, with a corresponding amount included in deferred rent liability. The deferred rent is being amortized to rent expense over the term of the lease.

We have determined that the proposed improvements on the 780 Premises generally consists of normal tenant improvements and that we will not be deemed for accounting purposes to be the owner of the building during the construction period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. Some of the information contained in this discussion and analysis and set forth elsewhere in this report, including information with respect to our plans and strategy for our business, the possible achievement of discovery and development milestones in 2015, our future discovery and development efforts, our collaborations, and our future operating results and financial position, includes forward-looking statements that involve risks and uncertainties. We often use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and other words and terms of similar meaning to help identify forward-looking statements, although not all forward-looking statements contain these identifying words. You also can identify these forward-looking statements by the fact that they do not relate strictly to historical or current facts. There are a number of important risks and uncertainties that could cause actual results or events to differ materially from those indicated by forward-looking statements. These risks and uncertainties include those inherent in pharmaceutical research and development, such as adverse results in our drug discovery and clinical development activities, decisions made by the U.S. Food and Drug Administration, or FDA, and other regulatory authorities with respect to the development and commercialization of our product candidates, our ability to obtain, maintain and enforce intellectual property rights for our product candidates, our dependence on our alliance partners, competition, our ability to obtain any necessary financing to conduct our planned activities and other risk factors. You should review the section titled “Risk Factors” in Part II of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Unless required by law, we do not undertake any obligation to update any forward-looking statements.

Business Overview

We are an innovative biopharmaceutical company dedicated to discovering, developing and delivering best-in-class medicines to patients with difficult-to-treat diseases. We combine proven scientific expertise with a passion for developing novel small molecule drugs that target emerging disease pathways. Our most advanced product candidate is duvelisib, also known as IPI-145, an oral, dual inhibitor of the delta and gamma isoforms of phosphoinositide-3-kinase, or PI3K, discussed in more detail below. Our dedicated discovery research program continues to work toward the goal of generating new product candidates.

Research and Development Programs

PI3 Kinase Inhibitor Program

The PI3Ks are a family of enzymes involved in multiple cellular functions, including cell proliferation and survival, cell differentiation, cell migration and immunity. The PI3K-delta and PI3K-gamma isoforms have distinct and mostly non-overlapping roles believed to support the growth and survival of malignant B-cells. Specifically, preclinical data suggest that PI3K-delta signaling can lead to the proliferation of malignant B-cells, and that both PI3K-gamma and PI3K-delta play an important role in the formation and maintenance of the supportive tumor microenvironment. Targeting PI3K-delta and PI3K-gamma may provide multiple opportunities to develop differentiated therapies for the treatment of hematologic malignancies. Our lead product candidate, duvelisib, is an oral, dual inhibitor of PI3K-delta and PI3K-gamma and is currently being evaluated in registration-focused clinical studies. Duvelisib is an investigational compound, which we believe is the only inhibitor of PI3K-delta and gamma being investigated in Phase 3 clinical trials, and its safety and efficacy have not been evaluated by the FDA or any other health authority.

We are conducting DUETTS™ (Duvelisib Trials in Hematologic Malignancies), a worldwide investigation of duvelisib in blood cancers initially focusing on lymphoma and chronic lymphocytic leukemia, or CLL. As part of the DUETTS program in lymphoma, we are conducting DYNAMO™, a Phase 2, open-label, single arm study evaluating the safety and efficacy of duvelisib dosed at 25 mg twice daily, or BID, in approximately 120 patients with indolent non-Hodgkin lymphoma, or iNHL, including follicular lymphoma, marginal zone lymphoma and small lymphocytic lymphoma, or SLL, whose disease is refractory to rituximab and to either chemotherapy or radioimmunotherapy. Patients enrolled in the study must have progressed within six months of receiving their last therapy. The primary endpoint of the study is response rate according to the International Working Group Criteria.

The DYNAMO study is designed with the potential to support accelerated approval of duvelisib in patients with follicular lymphoma, the most common subtype of iNHL, and SLL, assuming we are able to generate positive safety and efficacy data from the study and on the condition that we conduct a confirmatory study. Additionally, the FDA has granted orphan drug designation to duvelisib for the potential treatment of follicular lymphoma. We expect to complete patient enrollment in DYNAMO in the second half of 2015 and report data in 2016. The availability of accelerated approval is dependent on a number of factors including whether duvelisib has demonstrated a meaningful benefit over available therapies. For a further discussion of certain risks related to our ability to seek accelerated approval for duvelisib, see “Risk Factors—Risks Related to the Development and Commercialization of Our Product Candidates” elsewhere in this report.

Additional DUETTS program clinical studies in lymphoma include DYNAMO+R and CONTEMPO. DYNAMO+R is a Phase 3 randomized, placebo-controlled study evaluating duvelisib dosed at 25 mg BID in combination with rituximab compared to placebo plus rituximab, a monoclonal antibody treatment, in approximately 400 patients with previously treated follicular lymphoma and is designed to serve as our confirmatory study in the event we are able to receive accelerated approval of duvelisib for the treatment of patients with follicular lymphoma or SLL based on the results of our DYNAMO study. The CONTEMPO study is a Phase 1b/2 clinical study of duvelisib in combination with obinutuzumab, a monoclonal antibody treatment, or rituximab in patients with previously untreated follicular lymphoma. We expect to initiate two additional studies investigating duvelisib in iNHL in 2015.

As part of the DUETTS program in CLL, we are enrolling patients in DUOTM and SYNCHRONY. DUO is a randomized, Phase 3 study designed to evaluate the safety and efficacy of duvelisib dosed at 25 mg BID compared to ofatumumab, a monoclonal antibody therapy, in approximately 300 patients with relapsed or refractory CLL. The primary endpoint of the study is progression-free survival. The FDA and the European Medicines Agency, or EMA, have granted orphan drug designation to duvelisib for the potential treatment of CLL and SLL. We expect to complete enrollment of DUO in the second half of 2015. SYNCHRONY is a Phase 1b trial of duvelisib in combination with obinutuzumab in CLL patients whose disease has progressed following treatment with a Bruton’s tyrosine kinase, or BTK, inhibitor.

These trials are supported by data from our Phase 1, open-label, dose-escalation study designed to evaluate the safety, pharmacokinetics and clinical activity of duvelisib in patients with advanced hematologic malignancies. The dose-escalation portion of the trial is complete, with the maximum tolerated dose defined at 75 mg BID, and we have closed the trial to enrollment. Data from this study, presented in December 2014 at the Annual Meeting of the American Society for Hematology, or ASH, and in January 2015 at the 7th Annual T-Cell Lymphoma Forum, showed that duvelisib is clinically active in CLL, iNHL, and T-cell lymphoma, as well as other hematologic malignancies.

We are pursuing duvelisib in oncology in collaboration with AbbVie Inc., or AbbVie. As part of our collaboration, we expect that AbbVie will initiate the first clinical study of duvelisib in combination with venetoclax in 2015. For information regarding our collaboration, please see below under the heading “AbbVie” in the section entitled “Strategic Alliances”.

In 2014, we completed two Phase 2 studies of duvelisib in inflammation and concluded our investigation of duvelisib in this therapeutic area. We reported topline data in October 2014 from the first study, a randomized, double-blind, placebo-controlled crossover study of patients with mild, allergic asthma, which showed that the study’s primary endpoint was not met at any of the doses tested. However, clinical improvement in the late-phase response was observed at the 25 mg BID dose (p = 0.052) and multiple pre-specified secondary efficacy endpoints were positive at the 25 mg BID dose. Additionally, the 5 mg BID and 25 mg BID doses of duvelisib significantly decreased serum levels of key mediators of airway inflammation. We reported topline data in January 2015 from the second study, a Phase 2, double-blind, randomized, placebo-controlled study designed to evaluate the efficacy, safety and pharmacokinetics of duvelisib in adults with active moderate-to-severe rheumatoid arthritis, which demonstrated that the primary efficacy endpoint of the study was not met at any of the doses tested. Based on the results from these studies, we will not proceed with further clinical development of duvelisib or IPI-443, our second oral inhibitor of PI3K-delta and gamma, in inflammatory diseases, and we expect that any further development of IPI-443 in inflammatory diseases would be conducted through out-licensing or partnering efforts.

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

AbbVie has paid us a non-refundable $275 million upfront payment and has agreed to pay us up to $530 million in potential future milestone payments comprised of $130 million associated with the completion of enrollment of either DYNAMO or DUO, which we expect to occur in 2015; up to $275 million associated with the achievement of specified regulatory filing and approval milestones; and up to $125 million associated with the achievement of specified commercialization milestones. Under the terms of the AbbVie Agreement, we and AbbVie will equally share commercial profits or losses of Duvelisib Products in the United States, including sharing equally the existing royalty obligations to Mundipharma International Corporation Limited, or Mundipharma, and Purdue Pharmaceutical Products L.P., or Purdue, for sales of Duvelisib Products in the United States, as well as sharing equally the existing U.S. milestone payment obligations to Takeda Pharmaceutical Company Limited, or Takeda. Additionally, AbbVie has agreed to pay us tiered royalties on net sales of Duvelisib Products outside the United States ranging from 23.5% to 30.5%, depending on annual net sales of Duvelisib Products by AbbVie, its affiliates and its sublicensees. We are responsible for the existing royalty obligations to Mundipharma and Purdue outside the United States, and AbbVie has agreed to reimburse us for our existing Duvelisib Product milestone payment obligations to Takeda outside the United States. The tiered royalty from AbbVie is subject to a reduction of 4% at each tier if our royalties to Mundipharma and Purdue are reduced according to the terms of our agreements with Mundipharma and Purdue. This tiered royalty can further be reduced based on specified factors, including patent expiry, generic entry, and royalties paid to third parties with blocking intellectual property. These royalties are payable on a product-by-product and country-by-country basis until AbbVie ceases selling the product in the country.

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

If the AbbVie Agreement is terminated, we would not be entitled to receive payment for any milestone achieved after notice of termination but before the effective date of termination. Further, if the AbbVie Agreement is terminated, there are certain wind-down obligations to ensure a smooth transition of the responsibilities of the parties including, unless the AbbVie Agreement is terminated by AbbVie for our material breach, the continued conduct of certain development and commercialization activities by AbbVie for a limited transition period and the continued funding by AbbVie of its half of the cost of the AbbVie Studies ongoing at the time of termination.

Takeda

In July 2010, we entered into a development and license agreement with Intellikine, Inc., or Intellikine, under which we obtained rights to discover, develop and commercialize pharmaceutical products targeting the delta and/or gamma isoforms of PI3K, including duvelisib, and we paid Intellikine a $13.5 million upfront license fee. In January 2012, Intellikine was acquired by Takeda, acting through its Millennium business unit. We refer to our PI3K inhibitor program licensor as Takeda. In December 2012, we amended and restated our development and license agreement with Takeda.

Under the terms of the amended and restated agreement, we retained worldwide development rights and in exchange for an agreement to pay Takeda $15 million in installments, we regained commercialization rights for products arising from the agreement for all therapeutic indications and are solely responsible for research conducted under the agreement.

In addition to developing duvelisib, we are seeking to identify additional novel inhibitors of PI3K-delta and/or PI3K-gamma for future development. We are obligated to pay to Takeda up to $5 million in remaining success-based milestone payments for the development of a second product candidate and up to $450 million in success-based milestones for the approval and commercialization of two distinct products. In February 2014, we paid Takeda a $10 million milestone payment in connection with the initiation of our Phase 3 study of duvelisib in patients with relapsed or refractory CLL. In addition, other than for sales of duvelisib products in oncology indications, we are obligated to pay Takeda tiered royalties on worldwide net sales ranging from 7% to 11% upon successful commercialization of products described in the agreement. Such royalties are payable until the later to occur of the expiration of specified patent rights and the expiration of non-patent regulatory exclusivities in a country, subject to reduction of the royalties, and, in certain circumstances, limits on the number of products subject to a royalty obligation.

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

On March 31, 2015, we paid a $52.5 million fee to exercise an option that we purchased from Takeda in July 2014 for a one-time upfront payment of $5 million. As a result of our exercise of this option, we are no longer obligated under the amended and restated development and license agreement to pay to Takeda a tiered 7% to 11% royalty with respect to worldwide net sales in oncology indications of products containing or comprised of duvelisib.

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

Deerfield

On February 24, 2014, we entered into a facility agreement with affiliates of Deerfield Management Company, L.P., or Deerfield, pursuant to which Deerfield agreed to loan us up to $100 million, subject to the terms and conditions set forth in the facility agreement. On September 22, 2014, we amended the facility agreement with Deerfield to reduce the maximum principal amount that we may draw down to $50 million. We refer to the facility agreement with Deerfield, as amended, as the Facility Agreement. Under the terms of the Facility Agreement, we had the right to draw down on the Facility Agreement in $25 million minimum disbursements, which we refer to as the Loan Commitment, at any time during a pre-specified draw period. The draw period has expired without our having drawn down on the Facility Agreement. On February 25, 2015, we paid a $1.5 million fee to Deerfield representing 3% of the total amount not drawn under the facility. In connection with the execution of the Facility Agreement, we issued to Deerfield warrants to purchase an aggregate of 1,000,000 shares of common stock at an exercise price of $13.83 per share. The warrants have dividend rights to the same extent as if the warrants were exercised into shares of common stock. The warrants expire on the seventh anniversary of their issuance and contain certain limitations that prevent the holder from acquiring shares upon exercise of a warrant that would result in the number of shares beneficially owned by the holder exceeding 9.985% of the total number of shares of common stock then issued and outstanding.

Financial Overview

Revenue

To date, all of our revenue has been generated under research collaboration agreements, and all our revenue during 2014 and during the three months ended March 31, 2015 was derived from our strategic alliance with AbbVie. The terms of these research collaboration agreements may include payment to us of non-refundable, upfront license fees, funding or reimbursement of research and development efforts, milestone payments if specified objectives are achieved, and/or royalties on product sales. We evaluate all deliverables within an arrangement to determine whether or not they provide value on a stand-alone basis. Based on this evaluation, the deliverables are separated into units of accounting. For each unit of accounting identified within an arrangement, we determine the period over which the performance obligation occurs. Revenue is then recognized using the proportional performance method. The proportional performance method is used when the level of effort to complete the performance obligations under an arrangement can be reasonably estimated. We recognize revenue based upon our best estimate of the selling price for each element when there is no other means to determine the fair value of that item and allocate the consideration based on the relative values. The process for determining the best estimate of the selling price involves significant judgment and estimates.

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

Other Income and Expense

Interest and investment income typically consists of interest earned on cash, cash equivalents and available-for-sale securities, net of interest expense. Interest expense is related to the amortization of the loan commitment asset recognized under our Facility Agreement with Deerfield.

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

There have been no material changes to our critical accounting policies during the three months ended March 31, 2015. Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2014 for a discussion of our critical accounting policies and significant judgments and estimates.

Results of Operations

The following tables summarize our results of operations for each of the three months ended March 31, 2015 and 2014, together with the change in these items in dollars and as a percentage:

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	(in thousands)
Collaboration revenue	$4,363	$—	$4,363	—
Research and development expense:
Programs	35,928	24,491	11,437	47%
Takeda payments	52,500	10,000	42,500	425%

Total research and development expense	88,428	34,491	53,937	156%
General and administrative expense	8,550	6,804	1,746	26%
Interest expense	(647)	(1,139)	(492)	(43)%
Investment and other income (loss)	(40)	168	(208)	(124)%

Revenue

Our revenue during the three months ended March 31, 2015 consisted of approximately $4.4 million of revenue related to development and committee services we performed under our collaboration agreement with AbbVie.

Revenue related to development services and committee services are being recognized using the proportionate performance method as services are provided over the estimated service period of approximately five years. We have recorded the remaining amount related to development and committee services of $26.1 million and $79.6 million as short-term and long-term deferred revenue, respectively, as of March 31, 2015.

The development, regulatory and commercialization milestones represent non-refundable amounts that would be paid by AbbVie to us if certain milestones are achieved in the future. We have elected to apply the milestones method of revenue recognition to these milestones. We have determined that all milestones, except for the first milestone, if achieved, are substantive because (i) they relate solely to past performance, (ii) are commensurate with estimated enhancement of value associated with the achievement of each milestone as a result of our performance, which are reasonable relative to other deliverables and terms of the arrangement, and (iii) are unrelated to the delivery of any further elements under the arrangement. The first milestone, which we have determined not to be substantive based on risk and effort involved, will be recognized using the proportionate performance method, same method as the upfront payment when achieved.

Research and Development Expense

The $11.4 million increase in research and development programs expense for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 was primarily due to clinical development expenses related to duvelisib which increased by approximately $9.8 million.

The $42.5 million increase in Takeda payments included in research and development expense for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 was due to the $52.5 million payment made to Takeda during the three months ended March 31, 2015 in connection with the exercise of an option we purchased from Takeda in July 2014 to eliminate our obligation to pay Takeda a tiered 7% to 11% royalty with respect to worldwide net sales in oncology indications of products containing or comprised of duvelisib. This payment is offset by the $10 million milestone payment made to Takeda in connection with the initiation of our first Phase 3 study of duvelisib recognized during the three months ended March 31, 2014.

We began to track and accumulate expenses by major program starting on January 1, 2006. These expenses primarily relate to payroll and related expenses for personnel working on the programs, process development and manufacturing, preclinical toxicology studies, clinical trial costs and allocated costs of facilities. During the three months ended March 31, 2015 and 2014, and from January 1, 2006 through March 31, 2015, we estimate that we incurred the following expenses by program:

Program	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	January 1, 2006 to March 31, 2015
	(in millions)
PI3K inhibitor (1)	$84.9	$27.8	$367.7
Hsp90 inhibitor	0.1	0.9	137.8
Hedgehog pathway inhibitor	—	0.1	164.1

(1)	Includes an upfront license fee of $13.5 million in 2010, $4 million in development milestones in 2011, $14.4 million recorded as fair value for the release payment for the amended and restated Takeda agreement and $6 million in development milestones in 2012, $10 million development milestone payment and a $5 million option fee payment in 2014, as well as a $52.5 million payment related to the exercise of an option to Takeda in 2015.

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

General and Administrative Expense

The $1.7 million increase in general and administrative expense for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 is primarily attributable to $0.7 million increase in market research and consulting expenses, principally related to early commercial development related to duvelisib, and $0.5 million increase in compensation primarily related to contingent cash compensation.

Interest Expense

Interest expense for the three months ended March 31, 2015 and 2014 is related to the amortization of the loan commitment asset recognized under our Facility Agreement with Deerfield, which ended in February 2015.

Investment and Other Income (Loss)

Investment and other income (loss) decreased in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 primarily as a result of foreign currency losses.

Liquidity and Capital Resources

We have not generated any revenue from the sale of drugs to date, and we do not expect to generate any such revenue for at least the next two years, if at all. We have instead relied on the proceeds from our collaborations, such as up-front license fees, milestone payments, expense reimbursement and cost sharing, as well as proceeds from sales of equity securities, interest on investments, and debt to fund our operations. Our available-for-sale debt securities primarily trade in liquid markets, and the average days to maturity of our portfolio, as of March 31, 2015, is less than six months. Because our product candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability.

Our significant capital resources are as follows:

	March 31, 2015	December 31, 2014
	(in thousands)
Cash, cash equivalents and available-for-sale securities	$233,561	$333,245
Working capital	195,049	289,691

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Cash provided by (used in):
Operating activities	$(99,658)	$(43,555)
Takeda payments (included in operating activities above)	(59,167)	(16,667)
Investing activities	14,136	28,460
Capital expenditures (included in investing activities above)	(1,112)	(176)
Financing activities	1,162	1,952

Cash Flows

The principal use of cash in operating activities in all periods presented was related to our research and development programs. Our cash flow used in operating activities for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 increased primarily due to increased operating expenses, including a $52.5 million payment to Takeda associated with the exercise of an option that we purchased in July 2014 to eliminate our obligation to pay Takeda a tiered 7% to 11% royalty with respect to worldwide net sales in oncology indications of products containing or comprised of duvelisib. During the three months ended March 31, 2015, we paid to Takeda the $52.5 million option exercise payment and $6.7 million related to the final installment on a release payment. During the three months ended March 31, 2014, we paid Takeda a $10 million milestone payment for the initiation of the first Phase 3 study for duvelisib and a $6.7 million release payment. Our cash flow used in operating activities in future periods may vary significantly due to various factors, including potential cash inflows from future collaboration agreements and potential cash outflows for licensing new programs from third parties. We cannot be certain whether and when we may enter into any such collaboration agreements or in-licenses.

AbbVie paid us a $275 million upfront payment during the year ended December 31, 2014 and has agreed to pay us milestone payments associated with specified development, regulatory and commercialization events, up to an aggregate of $530 million if all the milestones are achieved. We expect to achieve the first milestone by completing enrollment of either DYNAMO or DUO in 2015 triggering an obligation of AbbVie to pay us an associated milestone payment of $130 million.

On February 24, 2014, we entered into a Facility Agreement with Deerfield. The draw period has expired without our having drawn down on the Facility Agreement. During the three months ended March 31, 2015, we paid a $1.5 million fee to Deerfield related to the total amount not drawn under the Facility Agreement.

Net cash from investing activities for the three months ended March 31, 2015 included proceeds of $15.2 million from maturities of available-for-sale securities. Capital expenditures primarily consisted of leasehold improvements.

Net cash from financing activities for the three months ended March 31, 2015 included $1.2 million of proceeds from issuances of common stock in connection with stock option exercises related to stock incentive plans.

Operating Capital Requirements

We will need substantial additional funds to support our planned operations. In the absence of additional funding or business development activities and based on our current operating plans, we believe that, at March 31, 2015, our existing cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs through at least the next twelve months. Until we can generate sufficient levels of cash from operations, which we do not expect to achieve for at least the next two years, if at all, and because sufficient funds may not be available to us when needed from collaborations, we expect that we will be required to continue to fund our operations in part through the sale of debt or equity securities, and/or through licensing select programs or partial economic rights that could include payments to us of up-front, royalty and/or milestone payments. Our need to raise additional funds may be accelerated if our research and development expenses exceed our current expectations, if we acquire a third party, or if we acquire or license rights to additional product candidates or new technologies from one or more third parties. Our need to raise additional funds may also be accelerated for other reasons, including, without limitation, if:

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

While we may seek additional funding through public or private financings of equity or debt securities, such financing may not be available on acceptable terms, if at all. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders, increased fixed payment obligations and the existence of securities with rights that may be senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any of these events could significantly harm our business, financial condition and prospects. We may also seek additional funds through arrangements with collaborators or other third parties, or through project financing. These arrangements would generally require us to relinquish or encumber rights to some of our technologies or product candidates, and we may not be able to enter into such agreements on acceptable terms, if at all. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of our development programs or to scale back, suspend or terminate our business operations.

Obligations and Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet financing activities, including the use of structured finance, special purpose entities or variable interest entities.

There have been no material changes to our contractual obligations during the three months ended March 31, 2015.

We are obligated to pay to Takeda up to $5 million in remaining success-based milestones for the development of two distinct product candidates, and up to $450 million in success-based milestones for the approval and commercialization of two distinct products. Because the achievement of these milestones had not occurred as of March 31, 2015, such contingencies have not been recorded in our financial statements.

Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2014 for a discussion of our judgments and estimates.

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

A hypothetical 100 basis point increase in interest rates would result in an approximate $25,000 decrease in the fair value of our investments as of March 31, 2015, as compared to an approximate $0.1 million decrease as of December 31, 2014. We have the ability to hold our fixed income investments until maturity and, therefore, we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 4.	Controls and Procedures

Our management, with the participation of our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our principal executive and financial officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors

You should carefully consider the following risk factors, in addition to other information included in this quarterly report on Form 10-Q, in evaluating Infinity and our business. If any of the following risks occur, our business, financial condition and operating results and strategic plans could be materially adversely affected. These risk factors restate and supersede the risk factors set forth under the heading “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2014.

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

We have a limited operating history for you to evaluate our business. We have no approved products and have generated no product revenue from sales. We have primarily incurred operating losses. As of March 31, 2015, we had an accumulated deficit of $561 million. We expect to continue to spend significant resources to fund the research and development of duvelisib and our other product candidates. While we may have net income in future periods as the result of non-recurring collaboration revenue, we expect to incur substantial operating losses over the next several years as our clinical trial and drug manufacturing activities increase. In addition, in connection with seeking and possibly obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. As a result, we expect that our accumulated deficit will also increase significantly.

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

We will need additional funds to support our planned operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or commercialization efforts. Our need to raise additional funds may be accelerated if our research and development expenses exceed our current expectation, if we acquire a third party, or if we acquire or license rights to additional product candidates or new technologies from one or more third parties. Our need to raise additional funds may also be accelerated for other reasons, including without limitation if:

•	our product candidates require more extensive clinical or preclinical testing than we currently expect;

•	we advance our product candidates into clinical trials for more indications than we currently expect;

•	we advance more of our product candidates than expected into costly later stage clinical trials;

•	we advance more preclinical product candidates than expected into early stage clinical trials;

•	we acquire additional business, technologies, products or product candidates;

•	the cost of acquiring raw materials for, and of manufacturing, our product candidates is higher than anticipated;

•	the cost or quantity required of comparator drugs used in clinical studies increases;

•	the receipt of any potential milestone payments from our strategic collaborator AbbVie Inc., or AbbVie, is delayed beyond our original assumptions;

•	we are required, or consider it advisable, to acquire or license intellectual property rights from one or more third parties; or

•	we experience a loss in our investments due to general market conditions or other reasons.

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

We have a strategic collaboration with AbbVie to research, develop and jointly commercialize products containing or comprised of duvelisib, which we refer to as Duvelisib Products, in oncology indications. We refer to this agreement as the AbbVie Agreement. Pursuant to the AbbVie Agreement, AbbVie has committed to providing substantial funding, as well as significant capabilities in development, marketing and sales. However, we may not be able to maintain our alliance with AbbVie or any other future alliance partner if, for example, development or approval of duvelisib or other product candidates is delayed or sales of Duvelisib Products or other products are disappointing. Further, AbbVie may be the only alliance we are able to successfully execute, making us overly dependent on the success of duvelisib in oncology indications and therefore particularly vulnerable if duvelisib or the alliance with AbbVie fails, as discussed in the next risk factor.

If an alliance partner terminates or fails to perform its obligations under agreements with us, the development and commercialization of our product candidates could be delayed or terminated.

The success of a strategic alliance, whether with AbbVie or any future partner, is largely dependent on the resources, efforts, technology and skills brought to such alliance by such partner. The benefits of such alliances will be reduced or eliminated if any such partner does not devote sufficient time and resources to its alliance arrangements with us and our results of operations may be adversely affected. In addition, if such partner were to breach or terminate its arrangements with us or fail to maintain the financial resources necessary to continue financing its portion of development, manufacturing, and commercialization costs, as applicable, we may not have the financial resources or capabilities necessary to continue development and commercialization of the product candidate on our own. Consequently, the development and commercialization of the affected product candidate could be delayed, curtailed or terminated, and we may find it difficult to attract a new alliance partner for such product candidate. For example, if AbbVie were to terminate our strategic collaboration, we would not be entitled to receive payment for any milestone that is not achieved prior to AbbVie’s delivery to us of a termination notice, and AbbVie has limited obligations to continue the conduct and funding of ongoing development and commercialization activities.

Disputes and difficulties in these types of relationships are common, often due to priorities changing over time, conflicting priorities or conflicting interests. Merger and acquisition activity may exacerbate these conflicts. For example, AbbVie has agreed to acquire Pharmacyclics, Inc., or Pharmacyclics, a competitor of ours that has received approval to manufacture and market ibrutinib for the treatment of chronic lymphocytic leukemia, or CLL, and is developing ibrutinib in follicular lymphoma, which are indications for which we are developing duvelisib. If AbbVie is able to complete its acquisition of Pharmacyclics, and because we and AbbVie must agree on the development and commercialization strategy for Duvelisib Products, we may encounter difficulties as a result of competing priorities or conflicts of interest related to the development and potential commercialization of duvelisib in competition with ibrutinib. Any difficulties we encounter may have an adverse effect on the development of duvelisib and, consequently, our business.

As is the case with our strategic collaboration with AbbVie, much of the potential revenue from alliances consists of payments contingent upon the achievement of specified milestones and royalties payable on sales of any successfully developed drugs. Any such contingent revenue will depend upon our, and our alliance partner’s, ability to successfully develop, launch, market and sell new drugs. In some cases, we will not be involved in some or all of these processes, and we will depend entirely on our alliance partners. Under the AbbVie Agreement, for instance, we have granted AbbVie exclusive licenses to commercialize Duvelisib Products outside the United States. AbbVie or any future alliance partner may fail to develop or effectively commercialize duvelisib or future drug products if it:

•	decides not to devote the necessary resources because of internal constraints, such as limited personnel with the requisite scientific or commercial expertise, limited cash resources or specialized equipment limitations, or the belief that other product candidates may have a higher likelihood of obtaining regulatory approval or may potentially generate a greater return on investment;

•	does not have sufficient resources necessary to carry the product candidate through clinical development, regulatory approval and commercialization; or

•	cannot obtain the necessary regulatory approvals.

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

In building our product development pipeline, we have intentionally pursued targets with applicability across multiple therapeutic areas and indications. This approach gives us several product opportunities in oncology diseases, which is a highly competitive and rapidly changing segment of the pharmaceutical industry. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs that target various oncology diseases. We currently face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available. Moreover, there are a number of large pharmaceutical companies currently marketing and selling products in this segment including Bristol-Myers Squibb Company; the Roche Group and its subsidiary Genentech; Novartis AG; Pfizer, Inc.; and Johnson & Johnson. In addition to currently approved drugs, there are a significant number of drugs that are currently under development and may become available in the future for the treatment of various forms of cancer.

We are also aware of a number of companies developing product candidates or selling products directed to the same biological targets that our own product candidates are designed to inhibit. Specifically, we believe that Gilead Sciences, Inc., or Gilead; Acerta Pharma BV; Rhizen Pharmaceuticals S.A.; and TG Therapeutics, Inc. are conducting clinical trials of drugs that target the delta and/or gamma isoforms of phosphoinositide-3-kinase, or PI3K, which is the target of duvelisib. We also believe that Bayer AG is conducting clinical trials of a drug that targets the delta and alpha isoforms of PI3K.

Additionally, many companies are developing product candidates or selling products directed to disease targets such as Bruton’s Tyrosine Kinase (or BTK), B-cell lymphoma 2 (or BCL-2), Janus Kinase (or JAK), B-lymphocyte antigen CD-19, and programmed death 1/ligand 1 (or PD-1/PD-L1) in the fields of hematology-oncology, including in the specific diseases for which we are currently developing duvelisib, or for which we may develop duvelisib or other PI3K inhibitors in the future, including: Pharmacyclics through its collaboration with Janssen Biotech; AbbVie; Celgene Corporation; Gilead/Ono Pharmaceutical Group; Acerta Pharma BV; Incyte Corporation; MorphoSys AG; Roche Group and its subsidiary Genentech; Bristol-Myers Squibb Company; Novartis AG; and AstraZeneca PLC.

Many of our competitors have:

•	significantly greater financial, technical and human resources than we have, and may be better equipped to discover, develop, manufacture and commercialize product candidates than we are;

•	more extensive experience in preclinical testing and clinical trials, obtaining regulatory approvals and manufacturing and marketing products than we do; and/or

•	product candidates that have been approved by the FDA, such as ibrutinib, a BTK inhibitor being developed and commercialized by Pharmacyclics for the treatment of people with mantle cell lymphoma or chronic lymphocytic leukemia, or CLL, and idelalisib, a compound targeting the delta isoform of PI3K, being developed and commercialized by Gilead for the treatment of people with CLL, follicular B-cell non-Hodgkin lymphoma, or small lymphocytic lymphoma, that are in later-stage clinical development than our own product candidates.

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

Our ability to effectively manage organizational changes and growth depends upon the continual improvement of our processes and procedures and the preservation of our corporate culture. Under the AbbVie Agreement, we and AbbVie have created a governance structure, including committees and working groups to manage the development, manufacturing and commercialization responsibilities for the Duvelisib Products. Generally, we and AbbVie must mutually agree on decisions, although in specified circumstances either we or AbbVie would be able to break a deadlock. Any future alliance may also require implementation of a similarly complex governing structure. We may not be able to implement improvements in an efficient or timely manner or to maintain our corporate culture during periods of organizational change. If we do not meet these challenges, we may be unable to take advantage of market opportunities, execute our business strategies or respond to competitive pressures, which in turn may give rise to inefficiencies that would increase our losses or delay our programs.

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

As of March 31, 2015, we had approximately $233.6 million in cash, cash equivalents and available-for-sale securities. We historically have invested these amounts in money market funds, corporate obligations, U.S. government-sponsored enterprise obligations, U.S. Treasury securities and mortgage-backed securities meeting the criteria of our investment policy, which prioritizes the preservation of our capital. Corporate obligations may include obligations issued by corporations in countries other than the United States, including some issues that have not been guaranteed by governments and government agencies. Our investments are subject to general credit, liquidity, market and interest rate risks and instability in the global financial markets. We may realize losses in the fair value of these investments or a complete loss of these investments. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio may have a material adverse effect on our financial results and the availability of cash to fund our operations.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us, on an annual basis, to review and evaluate our internal control and requires our independent auditors to attest to the effectiveness of our internal control over financial reporting. Any failure by us to maintain the effectiveness of our internal control in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act, as such requirements exist today or may be modified, supplemented or amended in the future, could have a material adverse effect on our business, operating results and stock price.

Risks Related to the Development and Commercialization of Our Product Candidates

All of our product candidates remain subject to clinical testing and regulatory approval. This process is highly uncertain, and we may never be able to obtain marketing approval for any of our product candidates.

To date, we have not obtained approval from the FDA, or any foreign regulatory authority to market or sell any of our product candidates. Our product candidates are subject to extensive governmental regulations relating to development, clinical trials, manufacturing and commercialization. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required in the United States and in many foreign jurisdictions prior to the commercial sale of medicinal products like our product candidates. For example, we are evaluating duvelisib, the lead compound in our PI3K inhibitor program, in all phases of clinical development, and we anticipate initiating multiple additional trials of duvelisib in 2015. If any of these trials or other trials of our product candidates are successful, we may need to conduct further clinical trials and will need to apply for regulatory approval before we may market or sell any of our future products. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the product candidates we are developing, or may in the future develop, either alone or in collaboration with strategic alliance partners, will obtain marketing approval. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA and comparable foreign regulatory agencies.

We may not receive expedited or priority review, or accelerated approval, for any of our product candidates, and receipt of expedited or priority review may not lead to a faster development or regulatory review or approval process.

Some of our product candidates may be eligible for the FDA’s programs that are designed to facilitate the development and expedite the review of certain drugs, but we cannot provide any assurance that any of our product candidates will qualify for one or more of these programs. Even if a product candidate qualifies for one or more of these programs, the FDA may later decide that the product candidate no longer meets the conditions for qualification. For example, the DYNAMO study is designed with the potential to support accelerated approval of duvelisib for treatment of patients with follicular lymphoma or small lymphocytic lymphoma, or SLL. The availability of accelerated approval is dependent on a number of factors including whether we generate positive safety and efficacy data from the study and duvelisib has demonstrated a meaningful benefit over available therapies. Accelerated approval would also be subject to the condition that we conduct a confirmatory study. We cannot guarantee that duvelisib will qualify for accelerated approval. In particular, we are aware that Gilead has received accelerated approval for idelalisib, its product, to treat follicular lymphoma and SLL. If Gilead is able to complete its confirmatory study and receive full approval to market idelalisib for the treatment of follicular lymphoma or SLL faster than anticipated, our efforts to seek accelerated approval for duvelisib for the treatment of follicular lymphoma or SLL may be materially adversely affected. Moreover, even if we are able to receive accelerated approval for duvelisib the FDA may upon review of data from DYNAMO+R later decide that duvelisib no longer meets the conditions for approval resulting in revocation of approval.

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

Additionally, the availability of safe and effective treatments for the relevant disease being studied may impact patient enrollment in our clinical trials. For example, Pharmacyclics has received approval to manufacture and market ibrutinib, a BTK inhibitor for the treatment of CLL, an indication in which we are currently evaluating duvelisib in our DUO and SYNCHRONY clinical trials, and Gilead has received accelerated approval to manufacture and market idelalisib for the treatment of follicular lymphoma and SLL, indications for which we are currently evaluating duvelisib.

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

A delay in our clinical trial activities could adversely affect our efforts to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results. For example, we have designed our DYNAMO study with the potential to support accelerated approval of duvelisib for the treatment of follicular lymphoma and SLL, indications for which Gilead has received accelerated approval to manufacture and market idelalisib. If we experience delays in the conduct of our DYNAMO study, or Gilead is able to complete its confirmatory study and receive full approval to market idelalisib for the treatment of follicular lymphoma or SLL faster than anticipated, our efforts to seek accelerated approval for duvelisib for the treatment of follicular lymphoma or SLL may be materially adversely affected.

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

Even if any of our product candidates obtains regulatory approval, that product may not gain market acceptance among physicians, patients, managed care organizations, third-party payors, and the medical community for a variety of reasons including:

•	timing of our receipt of any marketing approvals, the terms of any such approvals and the countries in which any such approvals are obtained;

•	timing of market introduction of competitive products;

•	lower demonstrated clinical safety or efficacy, or less convenient or more difficult route of administration, compared to competitive products;

•	lack of cost-effectiveness;

•	lack of reimbursement from managed care plans and other third-party payors;

•	prevalence and severity of side effects;

•	potential advantages of alternative treatment methods;

•	safety concerns with similar products marketed by others;

•	the reluctance of the target population to try new therapies and of physicians to prescribe those therapies;

•	the lack of success of our physician education programs; and

•	ineffective sales, marketing and distribution support.

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

We expect to experience pricing pressures in connection with the sale of our future products, if any, due to the potential healthcare reforms discussed below, as well as the trend toward programs aimed at reducing health care costs, the increasing influence of managed care organizations and additional legislative proposals.

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

Further, the America Invents Act created for the first time new procedures to challenge the validity of issued patents in the United States, including post-grant review and inter partes review, or IPR, proceedings, which some third parties have been using to cause the cancellation of selected or all claims of issued patents of competitors. For a patent with a priority date of March 16, 2013 or later, a petition for post-grant review can be filed by a third party in a nine-month window from issuance of the patent. A petition for IPR can be filed immediately following the issuance of a patent if the patent was filed prior to March 16, 2013. A petition for IPR can be filed after the nine-month period for filing a post-grant review petition has expired for a patent with a priority date of March 16, 2013 or later. Post-grant review proceedings can be brought on any ground of challenge, whereas IPR proceedings can only be brought to raise a challenge based on published prior art. These adversarial actions at the PTO review patent claims without the presumption of validity afforded to U.S. patents in lawsuits in U.S. federal courts, and use a lower burden of proof than used in litigation in U.S. federal courts. Therefore, it is generally considered easier for a competitor or third party to have a U.S. patent cancelled in a PTO post-grant review or IPR proceeding than invalidated in a litigation in a U.S. federal court.

If any of our patents were to be challenged by a third party in such a PTO proceeding, we would need to devote substantial resources to such proceedings. There also is no guarantee that we or our licensors will be successful in defending the patent, which would result in a loss of the challenged patent right to us. In the first half of 2015, for example, a hedge fund and its affiliates, acting under the name the Coalition for Affordable Drugs, or CFAD, filed IPR petitions with the PTO to challenge the validity of patents underlying six pharmaceutical products. The review of CFAD’s petitions remains underway, but, if the Patent Trial and Appeal Board were to invalidate the patents, the businesses of the patent owners could be materially harmed. Although none of the patents underlying our intellectual property portfolio has been similarly challenged to date, were they to be challenged, we could not provide any assurance concerning the duration or outcome of such proceedings.

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

The market price of our common stock has been and we expect it to continue to be subject to significant fluctuations. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the results of our current and any future clinical trials of our product candidates;

•	the results of preclinical studies and planned clinical trials of our discovery-stage programs;

•	product portfolio decisions resulting in the delay or termination of our product development programs;

•	future sales of, and the trading volume in, our common stock;

•	our entry into key agreements, including those related to the acquisition or in-licensing of new programs, or the termination of key agreements, including our collaboration and license agreement with AbbVie, or our amended and restated development and license agreement with Takeda;

•	the results and timing of regulatory reviews relating to the approval of our product candidates;

•	the initiation of, material developments in, or conclusion of litigation, including but not limited to litigation to enforce or defend any of our intellectual property rights or to defend product liability claims;

•	the failure of any of our product candidates, if approved, to achieve commercial success;

•	the results of clinical trials conducted by others on drugs that would compete with our product candidates;

•	the regulatory approval of drugs that would compete with our product candidates;

•	issues in manufacturing our product candidates or any approved products;

•	the loss of key employees;

•	changes in estimates or recommendations, or publication of inaccurate or unfavorable research about our business, by securities analysts who cover our common stock;

•	future financings through the issuance of equity or debt securities or otherwise;

•	healthcare reform measures, including changes in the structure of healthcare payment systems;

•	our cash position and period-to-period fluctuations in our financial results; and

•	general and industry-specific economic and/or capital market conditions.

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

To our knowledge, based on the number of shares of our common stock outstanding on March 31, 2015, stockholders holding 5% or more of our common stock, as well as our executive officers, directors, and their respective affiliates, owned in the aggregate approximately 53% of our common stock. These stockholders have the ability to influence our company through this ownership position. For example, as a result of this concentration of ownership, these stockholders, if acting together, may have the ability to affect the outcome of matters submitted to our stockholders for approval, including the election and removal of directors, changes to our equity compensation plans and any merger or similar transaction. This concentration of ownership may, therefore, harm the market price of our common stock by:

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

INFINITY PHARMACEUTICALS, INC.

Date: May 6, 2015	By:	/s/ LAWRENCE E. BLOCH, M.D., J.D.
Lawrence E. Bloch, M.D., J.D.
Executive Vice President, Chief Financial Officer and Chief Business Officer
(Principal Financial Officer & Principal Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing date	Exhibit Number	Filed with this 10-Q

3.1	Restated Certificate of Incorporation of the Registrant.	10-Q	8/9/07	3.1

3.2	Amended and Restated Bylaws of the Registrant.	8-K	03/17/09	3.1

4.1	Form of Common Stock Certificate.	10-K	3/14/08	4.1

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. Filed herewith.				X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. Filed herewith.				X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.				X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.				X

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. Filed herewith.				X