Form 10-Q
period 2015-06-30
INFINITY PHARMACEUTICALS, INC.
filed 2015-08-06
CIK 1113148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on July 31, 2015: 49,188,464

INFINITY PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$134,607	$307,405
Available-for-sale securities	64,868	25,321
Loan commitment asset, net (note 9)	—	647
Prepaid expenses and other current assets	8,992	11,195

Total current assets	208,467	344,568
Property and equipment, net	27,392	18,970
Long-term available-for-sale securities	—	519
Restricted cash	1,680	1,680
Long-term receivable (note 11)	3,006	3,006
Other assets	333	401

Total assets	$240,878	$369,144

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,830	$5,947
Accrued expenses	19,408	17,768
Due to Takeda, current	—	6,667
Deferred revenue, current	30,590	24,495
Financing obligation, current (note 11)	403	—

Total current liabilities	58,231	54,877
Deferred revenue, less current portion	70,171	85,510
Deferred rent (note 11)	4,875	3,375
Financing obligation, less current portion (note 11)	19,802	—
Construction liability (note 11)	—	15,456
Other liabilities	538	454

Total liabilities	153,617	159,672
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common Stock, $0.001 par value; 100,000,000 shares authorized, and 49,165,319 and 48,878,828 shares issued and outstanding, at June 30, 2015 and December 31, 2014, respectively	49	49
Additional paid-in capital	686,051	676,521
Accumulated deficit	(598,942)	(467,212)
Accumulated other comprehensive income	103	114

Total stockholders’ equity	87,261	209,472

Total liabilities and stockholders’ equity	$240,878	$369,144

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Collaboration revenue	$4,880	$—	$9,244	$—
Operating expenses:
Research and development	34,062	28,165	122,490	62,656
General and administrative	9,410	7,057	17,960	13,861

Total operating expenses	43,472	35,222	140,450	76,517

Loss from operations	(38,592)	(35,222)	(131,206)	(76,517)
Other income (expense):
Interest expense	(99)	(2,938)	(747)	(4,077)
Investment and other income	263	136	223	304

Total other income (expense)	164	(2,802)	(524)	(3,773)

Net loss	$(38,428)	$(38,024)	$(131,730)	$(80,290)

Basic and diluted loss per common share	$(0.78)	$(0.78)	$(2.69)	$(1.66)

Basic and diluted weighted average number of common shares outstanding	49,076,031	48,543,853	49,008,085	48,446,849

Other comprehensive loss:
Net unrealized holding gains (losses) on available-for-sale securities arising during the period	(7)	7	(11)	6

Comprehensive loss	$(38,435)	$(38,017)	$(131,741)	$(80,284)

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net loss	$(131,730)	$(80,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	968	920
Stock-based compensation including 401(k) match	7,365	6,691
Net amortization of premium/discount on available-for-sale securities	141	963
Non-cash interest expense on Due to Takeda amount	—	105
Amortization of loan commitment asset	647	4,077
Other, net	(1)	(1)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,491	(569)
Accounts payable, accrued expenses and other liabilities	3,027	1,227
Due to Takeda	(6,667)	(6,667)
Deferred revenue	(9,244)	—
Deferred rent	1,500	—

Net cash used in operating activities	(131,503)	(73,544)
Investing activities
Purchases of property and equipment	(3,969)	(271)
Purchases of available-for-sale securities	(64,440)	(12,536)
Proceeds from maturities of available-for-sale securities	25,259	101,746

Net cash provided by (used in) investing activities	(43,150)	88,939
Financing activities
Proceeds from issuances of common stock related to stock incentive plans	1,693	2,060
Proceeds from issuances of common stock related to employee stock purchase plan	472	393
Payments on construction liability	(273)	—
Payments on financing obligation	(37)	—
Deferred transaction costs	—	(446)

Net cash provided by financing activities	1,855	2,007

Net increase (decrease) in cash and cash equivalents	(172,798)	17,402
Cash and cash equivalents at beginning of period	307,405	68,114

Cash and cash equivalents at end of period	$134,607	$85,516

Supplemental cash flow information
Cash paid for interest	$99	$—
Cash paid for income taxes	$175	$—
Supplemental schedule of noncash investing and financing activities
Loan commitment asset	$—	$11,350
Facility fee	$—	$3,000
Fixed assets in accrued expenses	$581	$—
Increase in property and equipment for amount paid by landlord	$4,840	$—
Warrants issued	$—	$8,350

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

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015.

The information presented in the condensed consolidated financial statements and related footnotes at June 30, 2015, and for the three and six months ended June 30, 2015 and 2014, is unaudited, and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2014 have been derived from our audited financial statements. For further information, please refer to the consolidated financial statements and accompanying footnotes included in our annual report on Form 10-K for the fiscal year ended December 31, 2014, which was filed with the U.S. Securities and Exchange Commission on February 24, 2015.

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

We determine the appropriate classification of marketable securities at the time of purchase and reevaluate such designation at each balance sheet date. We have classified all of our marketable securities at June 30, 2015 and December 31, 2014 as “available-for-sale.” We carry available-for-sale securities at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income, which is a separate component of stockholders’ equity.

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

	At June 30,
	2015	2014
Stock options	8,013,356	6,821,697
Warrants	1,000,000	1,000,000

Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) is comprised of unrealized holding gains and losses arising during the period on available-for-sale securities that are not other-than-temporarily impaired. During the six months ended June 30, 2015, there were no reclassifications out of accumulated other comprehensive income (loss).

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

Due to the uncertainty surrounding the realization of the net deferred tax assets in future periods, we have recorded a full valuation allowance against our otherwise recognizable net deferred tax assets as of June 30, 2015 and December 31, 2014.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the applicable assets. Assets included in construction-in-progress are not depreciated until placed into service. When placed into service, these assets are depreciated over the lease term to a residual value approximately equal to the remaining financing obligation at the end of the financing term. Application development costs incurred for computer software developed or obtained for internal use are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from the respective account, and the resulting gain or loss, if any, is included in current operations. Amortization of leasehold improvements, building improvements and capital leases is recorded as depreciation expense and included in research and development and general and administrative expense, as applicable. Repairs and maintenance charges that do not increase the useful life of the assets are charged to operations as incurred. Property and equipment are depreciated over the following periods:

Laboratory equipment	5 years
Computer equipment and software	3 to 5 years
Leasehold improvements	Shorter of lease term or useful life of asset
Building and building improvements	10 to 50 years, less estimated residual value at the end of the financing obligation term
Furniture and fixtures	7 to 10 years

4. Stock-Based Compensation

Total stock-based compensation expense related to all equity awards for the three and six months ended June 30, 2015 and 2014 comprised the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Research and development	$2,137	$1,771	$4,372	$3,976
General and administrative	1,479	1,176	2,993	2,715

Total share-based compensation expense	$3,616	$2,947	$7,365	$6,691

As of June 30, 2015, we had approximately $24.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options and awards under our ESPP, which are expected to be recognized over a weighted-average period of 2.6 years.

During the six months ended June 30, 2014, two members of our board of directors retired and were granted the right to exercise their vested stock options for an additional six-month period. In addition, one employee whose employment terminated received an accelerated vesting of his unvested options. In connection with these modifications, we recognized an additional $0.4 million in stock-based compensation expense during the six months ended June 30, 2014.

Stock Options

During the six months ended June 30, 2015, we granted options to purchase 1,948,941 shares of our common stock at a weighted average fair value of $9.35 and a weighted average exercise price of $15.46. During the six months ended June 30, 2014, we granted options to purchase 1,382,684 shares of our common stock at a weighted average fair value of $7.53 and a weighted average exercise price of $12.73. For the three and six months ended June 30, 2015 and 2014, the fair values were estimated using the Black-Scholes valuation model using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Risk-free interest rate	1.4%	1.7%	1.4%	1.7%
Expected annual dividend yield	—	—	—	—
Expected stock price volatility	69.7%	70.7%	71.0%	71.0%
Expected term of options	5.5 years	5.0 years	5.4 years	5.1 years

During the six months ended June 30, 2015, options to purchase 211,386 shares of common stock were exercised, with a weighted-average exercise price of $8.01.

Employee Stock Purchase Plan

The weighted-average fair value of each purchase right granted during the six months ended June 30, 2015 and 2014 was $7.62 and $6.33, respectively. For the six months ended June 30, 2015 and 2014, the fair values were estimated using the Black-Scholes valuation model using the following weighted-average assumptions:

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Risk-free interest rate	0.4%	0.2%
Expected annual dividend yield	—	—
Expected stock price volatility	70.3%	75.21%
Expected term of options	1.2 years	1.2 years

5. Cash, Cash Equivalents and Available-for-Sale Securities

The following is a summary of cash, cash equivalents and available-for-sale securities:

	June 30, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents due in 90 days or less	$134,607	$—	$—	$134,607

Available-for-sale securities:
Corporate obligations due in one year or less	58,339	19	(19)	58,339
Mortgage-backed securities due after ten years	386	105	—	491
U.S. government-sponsored enterprise obligations due in one year or less	6,040	—	(2)	6,038

Total available-for-sale securities	64,765	124	(21)	64,868

Total cash, cash equivalents and available-for-sale securities	$199,372	$124	$(21)	$199,475

	December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents due in 90 days or less	$307,405	$—	$—	$307,405

Available-for-sale securities:
Corporate obligations due in one year or less	21,324	6	(1)	21,329
Mortgage-backed securities due after ten years	412	107	—	519
U.S. government-sponsored enterprise obligations due in one year or less	3,990	2	—	3,992

Total available-for-sale securities	25,726	115	(1)	25,840

Total cash, cash equivalents and available-for-sale securities	$333,131	$115	$(1)	$333,245

We held 31 debt securities at June 30, 2015 that had been in an unrealized loss position for less than 12 months and no debt securities that had been in an unrealized loss position for 12 months or greater. The fair value of these securities was $69 million. We evaluated our securities for other-than-temporary impairments based on quantitative and qualitative factors. We considered the decline in market value for these securities to be primarily attributable to current economic and market conditions. It is not more likely than not that we will be required to sell these securities, and we do not intend to sell these securities before the recovery of their amortized cost basis. Based on our analysis, we do not consider these investments to be other-than-temporarily impaired as of June 30, 2015.

As of June 30, 2015, we held 15 debt securities from other companies located in Australia, Japan, Sweden, Canada, the Netherlands and the United Kingdom with an aggregate fair value of $54 million. These securities are short term in nature and are scheduled to mature within twelve months. There were no material unrealized losses incurred from these securities. Based on our analysis, we do not consider these investments to be other-than-temporarily impaired as of June 30, 2015.

We had no material realized gains or losses on our available-for-sale securities for the three and six months ended June 30, 2015 and 2014. There were no other-than-temporary impairments recognized for the three and six months ended June 30, 2015 and 2014.

We will need substantial additional funds to support our planned operations. In the absence of additional funding or business development activities and based on our current operating plans, we believe that, at June 30, 2015, our existing cash, cash equivalents and available-for-sale securities will be adequate to satisfy our capital needs into the second quarter of 2016.

6. Fair Value

We use a valuation hierarchy for disclosure of the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs, which we consider the highest level inputs, are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. The classification of a financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. For our fixed income securities, we reference pricing data supplied by our custodial agent and nationally known pricing vendors, using a variety of daily data sources, largely readily-available market data and broker quotes. We validate the prices provided by our third party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our pricing services as of June 30, 2015 and December 31, 2014.

The following table provides the assets carried at fair value measured on a recurring basis as of June 30, 2015:

	Level 1	Level 2
	(in thousands)
Assets:
Cash and cash equivalents	$134,607	$—
Corporate obligations (including commercial paper)	—	58,339
Mortgage-backed securities	—	491
U.S. government-sponsored enterprise obligations	—	6,038

Total	$134,607	$64,868

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

There have been no changes to the valuation methods during the six months ended June 30, 2015. We evaluate transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1 and Level 2 during the six months ended June 30, 2015. We had no available-for-sale securities that were classified as Level 3 at any point during the six months ended June 30, 2015 or during the year ended December 31, 2014.

7. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	June 30, 2015	December 31, 2014
	(in thousands)
Prepaid comparator drug	$2,223	$5,085
Other prepaid expenses	3,989	4,124
Other current assets	2,780	1,986

Total prepaid expenses and other current assets	$8,992	$11,195

8. Collaborations

AbbVie

On September 2, 2014, we entered into a collaboration and license agreement with AbbVie Inc., or AbbVie, which we refer to as the AbbVie Agreement. Under the AbbVie Agreement, we are collaborating with AbbVie to develop and commercialize products containing duvelisib, also known as IPI-145, an oral, dual inhibitor of the delta and gamma isoforms of phosphoinositide-3-kinase, or PI3K, which we refer to as Duvelisib Products, in oncology indications. Under the terms of the AbbVie Agreement, we have granted to AbbVie licenses under applicable patents, patent applications, know-how and trademarks to develop, commercialize and manufacture Duvelisib Products in oncology indications. These licenses are generally co-exclusive with rights we retain, except that we have granted AbbVie exclusive licenses to commercialize Duvelisib Products outside the United States. We and AbbVie retain the rights to perform our respective obligations and exercise our respective rights under the AbbVie Agreement, and we and AbbVie may each grant sublicenses to affiliates or third parties.

Under the AbbVie Agreement, we and AbbVie have created a governance structure, including committees and working groups to manage the development, manufacturing and commercialization responsibilities for Duvelisib Products. Generally, we and AbbVie must mutually agree on decisions, although in specified circumstances either we or AbbVie would be able to break a deadlock.

We and AbbVie share oversight of development and have each agreed to use diligent efforts, as defined in the AbbVie Agreement, to carry out our development activities under an agreed upon development plan. We have primary responsibility for the conduct of development of Duvelisib Products, unless otherwise agreed, and AbbVie has responsibility for the conduct of certain contemplated combination clinical studies, which we refer to as the AbbVie Studies. We have the responsibility to manufacture Duvelisib Products until we transition manufacturing responsibility to AbbVie, which we expect to occur as promptly as practicable while ensuring continuity of supply. Excluding the AbbVie Studies, we are responsible for all costs to develop and manufacture Duvelisib Products up to a maximum amount of $667 million after which we will share Duvelisib Product development and manufacturing costs equally with AbbVie. During the three and six months ended June 30, 2015, we recognized an expense of $3.0 million and $4.1 million, respectively, in research and development expense related to costs incurred by AbbVie for other than the AbbVie Studies. The development and manufacturing costs for the AbbVie Studies are shared equally. During the three and six months ended June 30, 2015, we recognized an expense of $0.1 million and $0.2 million, respectively, in research and development expense related to our share of the AbbVie Studies cost.

We and AbbVie share operational responsibility and decision making authority for commercialization of Duvelisib Products in the United States. Specifically, we have the primary responsibility for advertising, distribution, and booking sales, and we share certain other commercialization functions with AbbVie. Assuming regulatory approval, we and AbbVie are obligated to each provide half of the sales representative effort to promote Duvelisib Products in the United States. Outside the United States, AbbVie has, with limited exceptions, operational responsibility and decision making authority to commercialize Duvelisib Products. We and AbbVie will share the cost of manufacturing and supply for commercialization of Duvelisib Products in the United States, and AbbVie will bear the cost of manufacturing and supply for commercialization of Duvelisib Products outside the United States. Prior to commercialization and regulatory approval, we will recognize these costs as a component of research and development and general and administrative expenses. Subsequent to regulatory approval and commercial launch, the cost of manufacturing will be recorded as cost of goods sold. During the three and six months ended June 30, 2015, we recognized a credit of $0.1 million and $0.3 million, respectively, in research and development expense and a credit of $35,000 and $0.3 million, respectively, in general and administrative expense related to these costs.

AbbVie has paid us a non-refundable $275 million upfront payment and has agreed to pay us up to $530 million in potential future milestone payments comprised of $130 million associated with the completion of enrollment of either DYNAMO™ or DUO™, which we expect to occur in 2015; up to $275 million associated with the achievement of specified regulatory filing and approval milestones; and up to $125 million associated with the achievement of specified commercialization milestones. DYNAMO is a Phase 2, open-label, single arm study evaluating the safety and efficacy of duvelisib dosed at 25 mg twice daily, or BID, in approximately 120 patients with indolent non-Hodgkin lymphoma, or iNHL, including follicular lymphoma, marginal zone lymphoma and small lymphocytic lymphoma, whose disease is refractory to rituximab and to either chemotherapy or radioimmunotherapy. DUO is a randomized, Phase 3 study designed to evaluate the safety and efficacy of duvelisib dosed at 25 mg BID compared to ofatumumab, a monoclonal antibody therapy, in approximately 300 patients with relapsed or refractory chronic lymphocytic leukemia, or CLL. Under the terms of the AbbVie Agreement, we and AbbVie will equally share commercial profits or losses of Duvelisib Products in the United States, including sharing equally the existing royalty obligations to Mundipharma International Corporation Limited, or Mundipharma, and Purdue Pharmaceutical Products L.P., or Purdue, for sales of Duvelisib Products in the United States, as well as sharing equally the existing U.S. milestone payment obligations to Takeda Pharmaceutical Company Limited, or Takeda, our PI3K program licensor.

Additionally, AbbVie has agreed to pay us tiered royalties on net sales of Duvelisib Products outside the United States ranging from 23.5% to 30.5%, depending on annual net sales of Duvelisib Products by AbbVie, its affiliates and its sublicensees. We are responsible for the existing royalty obligations to Mundipharma and Purdue outside the United States, and AbbVie has agreed to reimburse us for our existing Duvelisib Product milestone payment obligations to Takeda outside the United States. The tiered royalty from AbbVie is subject to a reduction of 4% at each tier if our royalties to Mundipharma and Purdue are reduced according to the terms of our respective agreements with Mundipharma and Purdue. This tiered royalty can further be reduced based on specified factors, including patent expiry, generic entry, and royalties paid to third parties with blocking intellectual property. These royalties are payable on a product-by-product and country-by-country basis until AbbVie ceases selling the product in the country.

We have evaluated the deliverables within the AbbVie Agreement to determine whether or not they provide value on a stand-alone basis. Based on our evaluation, we have determined that there are three deliverables: the license, the development services and the committee services. Each deliverable provides value on a stand-alone basis and represents a separate unit of accounting. We determined the best estimate of selling price for each unit of accounting using a discounted cash-flow model. The valuation for each deliverable involves significant estimates and assumptions, including but not limited to, expected market opportunity, assumed royalty rates, pricing objectives, clinical trial timelines, likelihood of success and projected costs. The resulting estimate of selling prices for the license and development services consider the benefits that have been retained by us.

Of the $275 million upfront payment received during the year ended December 31, 2014, $159.1 million was allocated to the license, $115.6 million to the development services and $0.3 million to committee services based on the allocation of best estimate of selling price on a relative basis. We determined the best estimate of selling prices for the license unit of accounting based on estimates and assumptions resulting in an expected future cash flow which was discounted based on estimated weighted average cost of capital of 11.5%. We determined the best estimate of selling prices for development and committee services based on the nature of the services to be performed and estimates of the associated efforts and third-party rates for similar services using a discount rate of 8% for development services and 11.5% for committee services. We recognized license revenue upon execution of the arrangement. Revenue related to development services and committee services is being recognized using the proportionate performance method as services are provided over the estimated service period of approximately five years. During the three and six months ended June 30, 2015, we recognized $4.9 million and $9.2 million, respectively, of revenue related to development and committee services. We have recorded the remaining amount related to development and committee services of $30.6 million and $70.2 million as short-term and long-term deferred revenue, respectively, as of June 30, 2015.

The clinical development, regulatory and commercialization milestones represent non-fundable amounts that would be paid by AbbVie to us if certain milestones are achieved in the future. We have elected to apply the milestones method of revenue recognition to all milestones except for the clinical development milestone. We have determined that all milestones, except for the clinical development milestone, if achieved, are substantive because (i) they relate solely to past performance, (ii) are commensurate with estimated enhancement of value associated with the achievement of each milestone as a result of our performance, which are reasonable relative to other deliverables and terms of the arrangement, and (iii) are unrelated to the delivery of any further elements under the arrangement. The clinical development milestone, which we have determined not to be substantive based on risk and effort involved, will be recognized using the proportionate performance method, the same method as the upfront payment when achieved.

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

If the AbbVie Agreement is terminated, we would receive all rights to the regulatory filings related to duvelisib upon our request, our license to AbbVie would terminate, and AbbVie would grant us a perpetual, irrevocable license to develop, manufacture and commercialize products containing duvelisib, excluding any compound which is covered by patent rights controlled by AbbVie or its affiliates. This license would be royalty-free, unless the AbbVie Agreement is terminated for material breach, in which case, depending on the breaching party and the timing of the material breach, a royalty rate may be payable by us ranging from a low single-digit percentage to a low double-digit percentage of net sales, and, in some cases, subject to a payment cap.

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

Under the terms of the amended and restated agreement, we retained worldwide development rights and, in exchange for an agreement to pay Takeda $15 million in installments, we regained commercialization rights for products arising from the agreement for all therapeutic indications and we are solely responsible for research conducted under the agreement. During the year ended December 31, 2012, we paid $1.7 million of the $15 million, and we recorded the $15 million release payment at its fair value of $14.4 million in research and development expenses. During the year ended December 31, 2014, we paid to Takeda the second installment of $6.7 million. During the six months ended June 30, 2015, we paid to Takeda the final installment of $6.7 million.

In addition to developing duvelisib, we are seeking to identify additional novel inhibitors of PI3K-delta and/or PI3K-gamma for future development. We are obligated to pay to Takeda up to $5 million in remaining success-based milestone payments for the development of a product candidate other than duvelisib. We are also obligated to pay Takeda up to $450 million in success-based milestone payments for the approval and commercialization of two distinct products, one of which could be a Duvelisib Product if we achieve the applicable milestones with a Duvelisib Product. In February 2014, we paid Takeda a $10 million milestone payment in connection with the initiation of DUO, our Phase 3 study of duvelisib, in patients with relapsed or refractory CLL. We recognized the $10 million payment as research and development expense during the year ended December 31, 2014. In addition, other than for sales of duvelisib products in oncology indications, we are obligated to pay Takeda tiered royalties on worldwide net sales ranging from 7% to 11% upon successful commercialization of products described in the agreement. Such royalties are payable until the later to occur of the expiration of specified patent rights and the expiration of non-patent regulatory exclusivities in a country, subject to reduction of the royalties, and, in certain circumstances, limits on the number of products subject to a royalty obligation.

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

On March 31, 2015, we paid to Takeda a $52.5 million fee to exercise an option that we purchased from them in July 2014 for a one-time upfront payment of $5 million. As a result of our exercise of this option, we are no longer obligated under the amended and restated development and license agreement to pay to Takeda the tiered 7% to 11% royalty with respect to worldwide net sales in oncology indications of products containing or comprised of duvelisib. We recognized the $5 million upfront payment and the $52.5 million exercise payment as research and development expense during the year ended December 31, 2014 and the six months ended June 30, 2015, respectively, as there is no alternative future use beyond the existing research and development activities.

9. Debt Facility Agreement

On February 24, 2014, we entered into a facility agreement with affiliates of Deerfield Management Company, L.P., or Deerfield, pursuant to which Deerfield agreed to loan us up to $100 million, subject to the terms and conditions set forth in the facility agreement. On September 22, 2014, we amended the facility agreement with Deerfield to reduce the maximum principal amount that we may draw down to $50 million. We refer to the facility agreement with Deerfield, as amended, as the Facility Agreement. Under the terms of the Facility Agreement, we had the right to draw down on the Facility Agreement in $25 million minimum disbursements, which we refer to as the Loan Commitment, at any time during a pre-specified draw period. The draw period expired without our having drawn down on the Facility Agreement.

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

Our total cost of securing the Loan Commitment was $11.8 million and is comprised of $8.4 million representing the fair value of the 1,000,000 warrants issued on February 24, 2014; $3.0 million representing the original facility fee; and $0.4 million of transaction costs. As a result of the amendment of the Facility Agreement, we reduced the original facility fee by 50%, or $1.5 million, and recorded a corresponding decrease in the loan commitment asset. In addition, since our borrowing capacity was reduced by 50%, the remaining loan commitment asset outstanding as of September 22, 2014 was also reduced by 50% resulting in an additional expense of $1.8 million during the year ended December 31, 2014. The total fair value is considered a Loan Commitment Asset which was classified as a current asset on the December 31, 2014 consolidated balance sheet. This amount is considered a fee to secure the Loan Commitment and was being amortized to interest expense on a straight line basis over the Draw Period. We recorded $0.6 million and $9.6 million of interest expense associated with the amortization and write-off of the loan commitment asset pursuant to the modification of the facility for the six months ended June 30, 2015 and the year ended December 31, 2014, respectively. We did not record any interest expense associated with the amortization and write-off of the loan commitment asset pursuant to the modification of the facility for the three months ended June 30, 2015.

10. Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2015	December 31, 2014
	(in thousands)
Accrued compensation and benefits	$5,662	$7,353
Accrued drug manufacturing costs	1,393	1,280
Accrued clinical studies	5,236	5,134
Accrued preclinical studies	415	543
Due to AbbVie	4,167	—
Facility fee	—	1,500
Other	2,535	1,958

Total accrued expenses	$19,408	$17,768

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

From the Commencement Date until April 1, 2015, the total base rent of the Lease was zero dollars per month. From April 1, 2015 through March 31, 2020, the total base rent of the Lease is $170,292 per month. From April 1, 2020 until the Expiration Date, the total base rent of the Lease will be $190,625 per month. In addition to the base rent, we are also responsible for our share of the operating expenses, utility costs and real estate taxes, in accordance with the terms of the Lease. Pursuant to the terms of the Lease, we provided a security deposit in the form of a letter of credit in the initial amount of $1.0 million, which may be reduced by up to $750,000 over time in accordance with the terms of the Lease. The Landlord has agreed to pay up to $5,856,100 for certain updates and repairs to be made to the Leased Premises. We have two consecutive rights to extend the term of the Lease for five years under each extension, provided that we provide notice to the Landlord no earlier than 18 months nor later than 12 months prior to expiration of the Lease. The base rent for each extension term shall be equal to 95% of the then fair market base rent per square foot for the premises.

Upon signing the lease agreement, we paid the first month’s rent for April 2015 in the amount of $170,292, which was recorded as a prepaid expense on the accompanying condensed consolidated balance sheet at December 31, 2014. In addition, we provided a letter of credit in the amount of $1.0 million to the Landlord as security for the lease. The letter of credit plus the associated bank fee of $30,000 has been included in our accompanying condensed consolidated balance sheets as restricted cash.

Upon the Commencement Date, building construction was initiated to suit our future needs. We are responsible for the construction project, including having responsibility to pay for a portion of the structural elements of the building and bear the risk of cost overruns. Therefore, we were deemed for accounting purposes to be the owner of the building during the construction period. Accordingly, we determined the fair value of the building as of November 1, 2014 through an independent appraisal and recorded the building as an asset on our condensed consolidated balance sheet, together with a corresponding construction liability, in November 2014 when the lease and construction commenced. On our condensed consolidated balance sheet, we record project construction costs as an asset during the construction period and reflect an increase in the construction financing obligation for the amount of Landlord incentives received. The construction was substantially complete and the Leased Premises was available for occupancy in June 2015. The construction-in-progress was then placed in service, and the construction liability was reclassified to a financing obligation as such transaction did not qualify for sale-leaseback accounting due to a prohibited form of continuing involvement. This determination was based on our continuing involvement with the property in the form of non-recourse financing to the lessor as well as our obligation to pay for all costs in excess of the specified Landlord allowances. Depreciation on the building and building improvements commenced in June 2015 and will be recorded over the initial term of the lease using a residual value equal to the financing obligation at the end of the lease term, which approximates the net book value using the estimated useful lives of the respective assets. Interest expense is recorded on a monthly basis using an estimated incremental borrowing rate based on comparable 10 year secured financings and commenced in June 2015 when the building was placed into service. In April and May 2015, the construction financing obligation was reduced on a monthly basis by that portion of the lease payment allocated to the construction financing obligation principal. Commencing in June 2015, the financing obligation is reduced on a monthly basis by that portion of the lease payment allocated to the financing obligation principal. At June 30, 2015, future minimum payments under the Lease were approximately $21.1 million. Future minimum payments for the remainder of 2015 are $1.0 million and for each of calendar 2016 through 2018 are approximately $2.0 million.

At June 30, 2015 and December 31, 2014, the accompanying condensed consolidated balance sheet reflects the building and accumulated construction costs of approximately $23.0 million and $16.0 million, respectively, a financing obligation of approximately $20.2 million at June 30, 2015 and a construction liability of approximately $15.5 million at December 31, 2014.

We divide our future lease payments into a portion that is allocated to the financing obligation and a portion that is allocated to the land on which the building is located. The portion of the lease obligation allocated to the land is treated for accounting purposes as an operating lease commencing in November 2014 and recorded on a straight-line basis over the initial lease term. Rent expense pertaining to the land was approximately $0.1 million and $0.2 million, for the three and six months ended June 30, 2015, respectively.

780/790 Memorial Drive Lease Arrangement

On November 6, 2014, we entered into a Seventh Amendment to Lease, the Lease Amendment, by and between us and ARE-770/784/790 Memorial Drive, LLC, the landlord, which amends the lease agreement originally dated July 2, 2002, as amended to date, or the Original Lease. We shall refer to the Original Lease together with the Lease Amendment as the Memorial Drive Lease. We shall refer to the area rented under the Memorial Drive Lease as the Premises.

Under the Lease Amendment: (i) the Premises consist of 54,861 square feet, of which 51,000 square feet are located at 780 Memorial Drive, or the 780 Premises, and the remaining 3,861 square feet are located at 790 Memorial Drive, or the 790 Premises; effective February 1, 2016 we will surrender 13,159 square feet of the previously leased 17,020 square feet at the 790 Premises; (ii) we have extended the base term of the Memorial Drive Lease through March 31, 2025; and (iii) we have two separate five-year options to extend the term of the Memorial Drive Lease to 2035 on the same terms and conditions (other than with respect to base rent or any work letter). The Memorial Drive Lease provides that we shall continue to pay the base rent as provided in the Original Lease until January 31, 2016. The base rent shall then increase to $69.00 per square foot of the Premises on February 1, 2016 and again to $70.00 per square foot of the Premises on February 1, 2018. The Memorial Drive Lease provides that no base rent for the Premises shall be due (i) for the period commencing on February 1, 2015 through July 31, 2015, (ii) for the period commencing on February 1, 2016 through February 29, 2016, (iii) for the period commencing on February 1, 2017 through February 28, 2017, and (iv) for the period commencing on February 1, 2018 through February 28, 2018. We also received allowances of $3.0 million for the design and construction of tenant improvements. The total of these allowances of $3.0 million has been reflected on our condensed consolidated balance sheets as a long-term receivable, with a corresponding amount included in deferred rent liability. The deferred rent is being amortized to rent expense over the term of the lease. Pursuant to the terms of the Lease Amendment, the security deposit in the form of a letter of credit has been reduced from $1.1 million to $0.6 million. The letter of credit has been included in our accompanying condensed consolidated balance sheets as restricted cash.

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

Research and Development Programs

PI3 Kinase Inhibitor Program

The PI3Ks are a family of enzymes involved in multiple cellular functions, including cell proliferation and survival, cell differentiation, cell migration and immunity. The PI3K-delta and PI3K-gamma isoforms have distinct and mostly non-overlapping roles believed to support the growth and survival of malignant B-cells. Specifically, preclinical data suggest that PI3K-delta signaling can lead to the proliferation of malignant B-cells, and that both PI3K-gamma and PI3K-delta play an important role in the formation and maintenance of the supportive tumor microenvironment. Targeting PI3K-delta and PI3K-gamma may provide multiple opportunities to develop differentiated therapies for the treatment of hematologic malignancies. Our lead product candidate, duvelisib, is an oral, dual inhibitor of PI3K-delta and PI3K-gamma and we believe that duvelisib is the only dual inhibitor of PI3K-delta and PI3K-gamma being investigated in Phase 3 clinical trials. Duvelisib is an investigational compound, and its safety and efficacy have not yet been evaluated by the FDA or any other health authority.

We are conducting DUETTS™ (Duvelisib Trials in Hematologic Malignancies), a worldwide investigation of duvelisib in blood cancers initially focusing on lymphoma and chronic lymphocytic leukemia, or CLL. As part of the DUETTS program in lymphoma, we are conducting DYNAMO™, a Phase 2, open-label, single arm study evaluating the safety and efficacy of duvelisib dosed at 25 mg twice daily, or BID, in approximately 120 patients with indolent non-Hodgkin lymphoma, or iNHL. DYNAMO enrollment criteria include patients with follicular lymphoma, the most common subtype of iNHL, marginal zone lymphoma, and small lymphocytic lymphoma, or SLL, whose disease is refractory to rituximab and to either chemotherapy or radioimmunotherapy and who must have progressed within six months of receiving their last therapy. The primary endpoint of the study is response rate according to the International Working Group Criteria.

The DYNAMO study is designed with the potential to support accelerated approval of duvelisib in patients with follicular lymphoma and SLL, assuming we are able to generate positive safety and efficacy data from the study and on the condition that we conduct a confirmatory study. Additionally, the FDA has granted orphan drug designation to duvelisib for the potential treatment of follicular lymphoma. We expect to complete patient enrollment in DYNAMO in the second half of 2015 and report data in 2016. The availability of accelerated approval is dependent on a number of factors including whether duvelisib has demonstrated a meaningful benefit relative to available therapies. For a further discussion of certain risks related to our ability to seek accelerated approval for duvelisib, see “Risk Factors—Risks Related to the Development and Commercialization of Our Product Candidates” elsewhere in this report.

Additional DUETTS clinical studies in lymphoma include DYNAMO+R and CONTEMPO. DYNAMO+R is a Phase 3 randomized, placebo-controlled study evaluating duvelisib dosed at 25 mg BID in combination with rituximab, a monoclonal antibody treatment, compared to placebo plus rituximab in approximately 400 patients with previously treated follicular lymphoma and is designed to serve as a confirmatory study in the event we are able to receive accelerated approval of duvelisib for the treatment of patients with follicular lymphoma or SLL based on the results of the DYNAMO study. The CONTEMPO study is a Phase 1b/2 clinical study of duvelisib in combination with obinutuzumab, a monoclonal antibody treatment, or rituximab in patients with previously untreated follicular lymphoma. We expect to initiate two additional studies investigating duvelisib in iNHL in 2015.

As part of the DUETTS investigation in CLL, we are enrolling patients in DUOTM and SYNCHRONY. DUO is a randomized, Phase 3 study designed to evaluate the safety and efficacy of duvelisib dosed at 25 mg BID compared to ofatumumab, a monoclonal antibody therapy, in approximately 300 patients with relapsed or refractory CLL. The primary endpoint of the study is progression-free survival. The FDA and the European Medicines Agency, or EMA, have granted orphan drug designation to duvelisib for the potential treatment of CLL and SLL. We expect to complete enrollment of DUO in the second half of 2015. SYNCHRONY is a Phase 1b trial of duvelisib in combination with obinutuzumab in CLL patients whose disease has progressed following treatment with a Bruton’s tyrosine kinase, or BTK, inhibitor.

These trials are supported by data from our Phase 1, open-label, dose-escalation study designed to evaluate the safety, pharmacokinetics and clinical activity of duvelisib in patients with advanced hematologic malignancies. The dose-escalation portion of the trial is complete, with the maximum tolerated dose defined at 75 mg BID, and we have closed the trial to further enrollment. Data from this study, presented in December 2014 at the Annual Meeting of the American Society for Hematology, or ASH, showed that duvelisib is clinically active in CLL, iNHL, and T-cell lymphoma, as well as other hematologic malignancies. Additionally, new clinical data from this study, presented in May 2015 at the Annual Meeting of the American Society of Clinical Oncology, or ASCO, demonstrated clinical activity of duvelisib dosed at 25 mg twice daily in previously untreated patients with CLL, with an 88% overall response rate (15 partial responses out of 17 evaluable patients, with two additional patients exhibiting stable disease) based on International Workshop on Chronic Lymphocytic Leukemia, or iwCLL, criteria. The study included 18 treatment-naïve CLL patients who were high-risk, defined as age 65 or over or having certain genetic abnormalities known as 17p deletions or p53 mutations. The median time to response was 3.7 months; the median progression-free survival and median overall survival have not yet been reached. The majority of adverse events were grade 1 or grade 2 and clinically manageable. The most common grade 3 side effects among the 18 enrolled patients were diarrhea (22%, four patients), an increase in alanine aminotransferase (ALT) and aspartame aminotransferase (AST) (17%, three patients), and rash (11%, two patients). Five patients (28%) had grade 4 neutropenia or decreases in neutrophil count. There were no grade 4 events of diarrhea, increases in ALT/AST or rash. Six patients discontinued treatment due to an adverse event.

We are pursuing duvelisib in oncology in collaboration with AbbVie Inc., or AbbVie. As part of our collaboration, we expect that AbbVie will initiate the first clinical study of duvelisib in combination with venetoclax in 2015. Preclinical data for duvelisib presented at ASCO demonstrates synergy with standards-of-care and emerging therapeutics in development for hematologic malignancies, including duvelisib in combination with venetoclax. For information regarding our collaboration, please see below under the heading “AbbVie” in the section entitled “Strategic Alliances.”

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

Additionally, AbbVie has agreed to pay us tiered royalties on net sales of Duvelisib Products outside the United States ranging from 23.5% to 30.5%, depending on annual net sales of Duvelisib Products by AbbVie, its affiliates and its sublicensees. We are responsible for the existing royalty obligations to Mundipharma and Purdue outside the United States, and AbbVie has agreed to reimburse us for our existing Duvelisib Product milestone payment obligations to Takeda outside the United States. The tiered royalty from AbbVie is subject to a reduction of 4% at each tier if our royalties to Mundipharma and Purdue are reduced according to the terms of our respective agreements with Mundipharma and Purdue. This tiered royalty can further be reduced based on specified factors, including patent expiry, generic entry, and royalties paid to third parties with blocking intellectual property. These royalties are payable on a product-by-product and country-by-country basis until AbbVie ceases selling the product in the country.

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

If the AbbVie Agreement is terminated, we would receive all rights to the regulatory filings related to duvelisib upon our request, our license to AbbVie would terminate, and AbbVie would grant us a perpetual, irrevocable license to develop, manufacture and commercialize products containing duvelisib, excluding any compound which is covered by patent rights controlled by AbbVie or its affiliates. This license would be royalty-free, unless the AbbVie Agreement is terminated for material breach, in which case, depending on the breaching party and the timing of the material breach, a royalty rate may be payable by us ranging from a low single-digit percentage to a low double-digit percentage of net sales, and, in some cases, subject to a payment cap.

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

In addition to developing duvelisib, we are seeking to identify additional novel inhibitors of PI3K-delta and/or PI3K-gamma for future development. We are obligated to pay to Takeda up to $5 million in remaining success-based milestone payments for the development of a product candidate other than duvelisib. We are also obligated to pay Takeda up to $450 million in success-based milestone payments for the approval and commercialization of two distinct products, one of which could be a Duvelisib Product if we achieve the applicable milestones with a Duvelisib Product. In February 2014, we paid Takeda a $10 million milestone payment in connection with the initiation of our Phase 3 study of duvelisib in patients with relapsed or refractory CLL. In addition, other than for sales of duvelisib products in oncology indications, we are obligated to pay Takeda tiered royalties on worldwide net sales ranging from 7% to 11% upon successful commercialization of products described in the agreement. Such royalties are payable until the later to occur of the expiration of specified patent rights and the expiration of non-patent regulatory exclusivities in a country, subject to reduction of the royalties, and, in certain circumstances, limits on the number of products subject to a royalty obligation.

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

On March 31, 2015, we paid a $52.5 million fee to exercise an option that we purchased from Takeda in July 2014 for a one-time upfront payment of $5 million. As a result of our exercise of this option, we are no longer obligated under the amended and restated development and license agreement to pay to Takeda the tiered 7% to 11% royalty with respect to worldwide net sales in oncology indications of products containing or comprised of duvelisib.

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

Deerfield

On February 24, 2014, we entered into a facility agreement with affiliates of Deerfield Management Company, L.P., or Deerfield, pursuant to which Deerfield agreed to loan us up to $100 million, subject to the terms and conditions set forth in the facility agreement. On September 22, 2014, we amended the facility agreement with Deerfield to reduce the maximum principal amount that we may draw down to $50 million. We refer to the facility agreement with Deerfield, as amended, as the Facility Agreement. Under the terms of the Facility Agreement, we had the right to draw down on the Facility Agreement in $25 million minimum disbursements, which we refer to as the Loan Commitment, at any time during a pre-specified draw period. The draw period expired without our having drawn down on the Facility Agreement.

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

Financial Overview

Revenue

To date, all of our revenue has been generated under research collaboration agreements, and all our revenue during 2014 and during the three and six months ended June 30, 2015 was derived from our strategic alliance with AbbVie. The terms of these research collaboration agreements may include payment to us of non-refundable, upfront license fees, funding or reimbursement of research and development efforts, milestone payments if specified objectives are achieved, and/or royalties on product sales. We evaluate all deliverables within an arrangement to determine whether or not they provide value on a stand-alone basis. Based on this evaluation, the deliverables are separated into units of accounting. For each unit of accounting identified within an arrangement, we determine the period over which the performance obligation occurs. Revenue is then recognized using the proportional performance method. The proportional performance method is used when the level of effort to complete the performance obligations under an arrangement can be reasonably estimated. We recognize revenue based upon our best estimate of the selling price for each element when there is no other means to determine the fair value of that item and allocate the consideration based on the relative values. The process for determining the best estimate of the selling price involves significant judgment and estimates.

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

Other Income and Expense

Interest and investment income typically consists of interest earned on cash, cash equivalents and available-for-sale securities, net of interest expense. Interest expense is related to the amortization of the loan commitment asset recognized under our Facility Agreement with Deerfield and the financing obligation related to the 784 Memorial Drive lease.

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

There have been no material changes to our critical accounting policies during the six months ended June 30, 2015. Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2014 for a discussion of our critical accounting policies and significant judgments and estimates.

Results of Operations

The following tables summarize our results of operations for each of the three and six months ended June 30, 2015 and 2014, together with the change in these items in dollars and as a percentage:

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
	(in thousands)
Collaboration revenue	$4,880	$—	$4,880	—
Research and development expense	(34,062)	(28,165)	(5,897)	21%
General and administrative expense	(9,410)	(7,057)	(2,353)	33%
Interest expense	(99)	(2,938)	2,839	(97)%
Investment and other income (loss)	263	136	127	93%

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
	(in thousands)
Collaboration revenue	$9,244	$—	$9,244	—
Research and development expense:
Programs	(69,990)	(52,656)	(17,334)	33%
Takeda payments	(52,500)	(10,000)	(42,500)	425%

Total research and development expense	(122,490)	(62,656)	(59,834)	95%
General and administrative expense	(17,960)	(13,861)	(4,099)	30%
Interest expense	(747)	(4,077)	3,330	(82)%
Investment and other income (loss)	223	304	(81)	(27)%

Revenue

Our revenue during the three and six months ended June 30, 2015 consisted of approximately $4.9 million and $9.2 million, respectively, of revenue related to development and committee services we performed under our collaboration agreement with AbbVie.

Revenue related to development services and committee services are being recognized using the proportionate performance method as services are provided over the estimated service period of approximately five years. We have recorded the remaining amount related to development and committee services of $30.6 million and $70.2 million as short-term and long-term deferred revenue, respectively, as of June 30, 2015.

The clinical development, regulatory and commercialization milestones represent non-refundable amounts that would be paid by AbbVie to us if certain milestones are achieved in the future. We have elected to apply the milestones method of revenue recognition to these milestones. We have determined that all milestones, except for the clinical development milestone, if achieved, are substantive because (i) they relate solely to past performance, (ii) are commensurate with estimated enhancement of value associated with the achievement of each milestone as a result of our performance, which are reasonable relative to other deliverables and terms of the arrangement, and (iii) are unrelated to the delivery of any further elements under the arrangement. The clinical development milestone, which we have determined not to be substantive based on risk and effort involved, will be recognized when achieved using the proportionate performance method, the same method as the upfront payment.

Research and Development Expense

The $5.9 million increase in research and development expense for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 was primarily due to an increase of $2.6 million in compensation and an increase of $1.3 million in preclinical expenses. The $17.3 million increase in research and development programs expense in the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 is primarily due to a $10.3 million increase in clinical and development expenses related to increased activities of duvelisib, including charges from AbbVie, our duvelisib collaboration partner. In addition, research and development compensation increased $4.0 million in the six months ended June 30, 2015 compared to June 30, 2014 primarily due to contingent cash compensation.

The $42.5 million increase in Takeda payments included in research and development expense for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 was due to the $52.5 million payment made to Takeda during the six months ended June 30, 2015 in connection with the exercise of an option we purchased from Takeda in July 2014 to eliminate our obligation to pay Takeda a tiered 7% to 11% royalty with respect to worldwide net sales in oncology indications of products containing or comprised of duvelisib, offset by the $10 million milestone payment made to Takeda in connection with the initiation of our first Phase 3 study of duvelisib recognized during the six months ended June 30, 2014.

We began to track and accumulate expenses by major program starting on January 1, 2006. These expenses primarily relate to payroll and related expenses for personnel working on the programs, process development and manufacturing, preclinical toxicology studies, clinical trial costs and allocated costs of facilities. During the three and six months ended June 30, 2015 and 2014, and from January 1, 2006 through June 30, 2015, we estimate that we incurred the following expenses by program:

Program	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014	January 1, 2006 to June 30, 2015
	(in millions)
PI3K inhibitor (1)	$32.6	$23.1	$117.5	$50.9	$400.3
Hsp90 inhibitor	—	0.4	0.1	1.3	137.8
Hedgehog pathway inhibitor	—	—	—	0.1	164.1

(1)	Includes an upfront license fee of $13.5 million in 2010, $4 million in development milestones in 2011, $14.4 million recorded as fair value for the release payment for the amended and restated Takeda agreement and $6 million in development milestones in 2012, $10 million development milestone payment and a $5 million option fee payment in 2014, as well as a $52.5 million payment related to the exercise of an option to Takeda in 2015.

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

General and Administrative Expense

The $2.4 million increase in general and administrative expense for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 is primarily attributable to an increase of $1.9 million in compensation primarily related to contingent cash compensation and $0.4 million in consulting expenses. The $4.1 million increase in general and administrative expense for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 is primarily attributable to an increase of $2.4 million increase in compensation primarily related to contingent cash compensation and $0.9 million in market research.

Interest Expense

Interest expense for the three months ended June 30, 2015 is due to the financing obligation related to our 784 Memorial Drive lease. Interest expense for the six months ended June 30, 2015 and the three and six months ended June 30, 2014 is related to the amortization of the loan commitment asset recognized under our Facility Agreement with Deerfield, which ended in February 2015.

Investment and Other Income (Loss)

Investment and other income (loss) for the three and six months ended June 30, 2015 is primarily related to foreign currency gains and losses.

Liquidity and Capital Resources

We have not generated any revenue from the sale of drugs to date, and we do not expect to generate any such revenue for at least the next two years, if at all. We have instead relied on the proceeds from our collaborations, such as up-front license fees, milestone payments, expense reimbursement and cost sharing, as well as proceeds from sales of equity securities, interest on investments, and debt to fund our operations. Our available-for-sale debt securities primarily trade in liquid markets, and the average days to maturity of our portfolio, as of June 30, 2015, is less than six months. Because our product candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability.

Our significant capital resources are as follows:

	June 30, 2015	December 31, 2014
	(in thousands)
Cash, cash equivalents and available-for-sale securities	$199,475	$333,245
Working capital	150,236	289,691

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Cash provided by (used in):
Operating activities	$(131,503)	$(73,544)
Takeda payments (included in operating activities above)	(59,167)	(16,667)
Investing activities	(43,150)	88,939
Capital expenditures (included in investing activities above)	(3,969)	(271)
Financing activities	1,855	2,007

Cash Flows

The principal use of cash in operating activities in all periods presented was related to our research and development programs. Our cash flow used in operating activities for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 increased primarily due to increased operating expenses, including a $52.5 million payment to Takeda associated with the exercise of an option that we purchased in July 2014 to eliminate our obligation to pay Takeda a tiered 7% to 11% royalty with respect to worldwide net sales in oncology indications of products containing or comprised of duvelisib. During the six months ended June 30, 2015, we paid to Takeda the $52.5 million option exercise payment and $6.7 million related to the final installment on a release payment. During the six months ended June 30, 2014, we paid Takeda a $10 million milestone payment for the initiation of the first Phase 3 study for duvelisib and a $6.7 million release payment. Our cash flow used in operating activities in future periods may vary significantly due to various factors, including potential cash inflows from future collaboration agreements and potential cash outflows for licensing new programs from third parties. We cannot be certain whether and when we may enter into any such collaboration agreements or in-licenses.

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

On February 24, 2014, we entered into a Facility Agreement with Deerfield. The draw period has expired without our having drawn down on the Facility Agreement. During the six months ended June 30, 2015, we paid a $1.5 million fee to Deerfield related to the total amount not drawn under the Facility Agreement.

Net cash from investing activities for the six months ended June 30, 2015 included purchases of available-for-sale securities of $64 million and proceeds of $25 million from maturities of available-for-sale securities. Capital expenditures primarily consisted of building improvements, furniture, and fixtures.

Net cash from financing activities for the six months ended June 30, 2015 included $1.7 million of proceeds from issuances of common stock in connection with stock option exercises related to stock incentive plans and $0.5 million of proceeds from issuances of common stock in connection with the employee stock purchase plan.

Operating Capital Requirements

We will need substantial additional funds to support our planned operations. In the absence of additional funding or business development activities and based on our current operating plans, we believe that, at June 30, 2015, our existing cash, cash equivalents and available-for-sale securities will be adequate to satisfy our capital needs into the second quarter of 2016. This does not include the receipt of a potential future milestone payment of $130 million from AbbVie associated with the completion of enrollment of either DYNAMO or DUO, which we expect to occur in the second half of 2015. Until we can generate sufficient levels of cash from operations, which we do not expect to achieve for at least the next two years, if at all, and because sufficient funds may not be available to us when needed from collaborations, we expect that we will be required to continue to fund our operations in part through the sale of debt or equity securities, and/or through licensing select programs or partial economic rights that could include payments to us of up-front, royalty and/or milestone payments. Our need to raise additional funds may be accelerated if our research and development expenses exceed our current expectations, if we acquire a third party, or if we acquire or license rights to additional product candidates or new technologies from one or more third parties. Our need to raise additional funds may also be accelerated for other reasons, including, without limitation, if:

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

There have been no material changes to our contractual obligations during the six months ended June 30, 2015.

We are obligated to pay to Takeda up to $5 million in remaining success-based milestone payments for the development of a product candidate other than duvelisib, and up to $450 million in success-based milestone payments for the approval and commercialization of two distinct products, one of which could be a Duvelisib Product if we achieve the applicable milestones with a Duvelisib Product. Because the achievement of these milestones had not occurred as of June 30, 2015, such contingencies have not been recorded in our financial statements.

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

A hypothetical 100 basis point increase in interest rates would result in an approximate $0.2 million decrease in the fair value of our investments as of June 30, 2015, as compared to an approximate $0.1 million decrease as of December 31, 2014. We have the ability to hold our fixed income investments until maturity and, therefore, we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 4.	Controls and Procedures

Our management, with the participation of our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our principal executive and financial officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk of failure of our current product candidates is high. To date, the data supporting our clinical development strategy for our product candidates are derived solely from laboratory and preclinical studies and limited early-to-mid-stage clinical trials. Later clinical trials may not yield data consistent with earlier clinical trials and clinical responses seen in patients enrolled at early stages of a clinical trial may not be replicated in patients enrolled in that trial at a later time. In addition, adverse events not observed in early clinical trials may be seen for the first time in later studies, or adverse events observed in a small number of patients in early trials may be seen in a greater number of patients in later studies and have greater statistical significance than previously anticipated. In the event that our clinical trials do not yield data consistent with earlier experience, it may be necessary for us to change our development strategy or abandon development of that product candidate, either of which could result in delays, additional costs and a decrease in our stock price. It is impossible to predict when or if any of our product candidates will prove safe or effective in humans or receive regulatory approval. These product candidates may not demonstrate in patients the chemical and pharmacological properties ascribed to them in laboratory studies or early-stage clinical trials, and they may interact with human biological systems or other drugs in unforeseen, ineffective or harmful ways. If we are unable to discover or successfully develop drugs that are safe and effective in humans, we will not have a viable business.

We have a history of operating losses, expect to incur significant and increasing operating losses in the future, may never become profitable, or if we become profitable, we may not remain profitable.

We have a limited operating history for you to evaluate our business. We have no approved products and have generated no product revenue from sales. We have primarily incurred operating losses. As of June 30, 2015, we had an accumulated deficit of $599 million. We expect to continue to spend significant resources to fund the research and development of duvelisib and our other product candidates. While we may have net income in future periods as the result of non-recurring collaboration revenue, we expect to incur substantial operating losses over the next several years as our clinical trial and drug manufacturing activities increase. In addition, in connection with seeking and possibly obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. As a result, we expect that our accumulated deficit will also increase significantly.

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

We will need substantial additional funds to support our planned operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or commercialization efforts. In the absence of additional funding or business development activities and based on our current operating plans, we believe that, at June 30, 2015, our existing cash, cash equivalents and available-for-sale securities will be adequate to satisfy our capital needs into the second quarter of 2016. This does not include the receipt of a potential future milestone payment of $130 million from AbbVie associated with the completion of enrollment of either DYNAMO or DUO, which we expect to occur in the second half of 2015. Until we can generate sufficient levels of cash from operations, which we do not expect to achieve for at least the next two years, if at all, and because sufficient funds may not be available to us when needed from collaborations, we expect that we will be required to continue to fund our operations in part through the sale of debt or equity securities, and/or through licensing select programs or partial economic rights that could include payments to us of up-front, royalty and/or milestone payments. Our need to raise additional funds may be accelerated if our research and development expenses exceed our current expectation, if we acquire a third party, or if we acquire or license rights to additional product candidates or new technologies from one or more third parties. Our need to raise additional funds may also be accelerated for other reasons, including without limitation if:

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

Disputes and difficulties in these types of relationships are common, often due to priorities changing over time, conflicting priorities or conflicting interests. Merger and acquisition activity may exacerbate these conflicts. For example, in May 2015, AbbVie acquired Pharmacyclics, Inc., or Pharmacyclics, a competitor of ours that had received approval to manufacture and market ibrutinib for the treatment of chronic lymphocytic leukemia, or CLL, and is developing ibrutinib in follicular lymphoma, which are indications for which we are developing duvelisib. As part of our collaboration, we and AbbVie must agree on the development and commercialization strategy for Duvelisib Products, which could lead to difficulties as a result of competing priorities or conflicts of interest related to the development and potential commercialization of duvelisib in competition with ibrutinib. Any difficulties we encounter may have an adverse effect on the development of duvelisib and, consequently, our business.

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

We are also aware of a number of companies developing product candidates or selling products directed to the same biological targets that our own product candidates are designed to inhibit. Specifically, we believe that Gilead Sciences, Inc., or Gilead; Incyte Corporation, Acerta Pharma BV; Rhizen Pharmaceuticals S.A.; and TG Therapeutics, Inc. are conducting clinical trials of drugs that target the delta and/or gamma isoforms of phosphoinositide-3-kinase, or PI3K, which is the target of duvelisib. We also believe that Bayer AG is conducting clinical trials of a drug that targets the delta and alpha isoforms of PI3K.

Additionally, many companies are developing product candidates or selling products directed to disease targets such as Bruton’s Tyrosine Kinase (or BTK), B-cell lymphoma 2 (or BCL-2), Janus Kinase (or JAK), B-lymphocyte antigen CD-19, and programmed death 1/ligand 1 (or PD-1/PD-L1) in the fields of hematology-oncology, including in the specific diseases for which we are currently developing duvelisib, or for which we may develop duvelisib or other PI3K inhibitors in the future, including: AbbVie; Janssen Biotech through its collaboration with AbbVie; Celgene Corporation; Gilead/Ono Pharmaceutical Group; Acerta Pharma BV; Incyte Corporation; MorphoSys AG; Roche Group and its subsidiary Genentech; Bristol-Myers Squibb Company; Novartis AG; and AstraZeneca PLC.

Many of our competitors have:

•	significantly greater financial, technical and human resources than we have, and may be better equipped to discover, develop, manufacture and commercialize product candidates than we are;

•	more extensive experience in preclinical testing and clinical trials, obtaining regulatory approvals and manufacturing and marketing products than we do; and/or

•	product that are in later-stage clinical development than our own product candidates, or have been approved by the FDA, such as ibrutinib, a BTK inhibitor being developed and commercialized by AbbVie for the treatment of people with mantle cell lymphoma or chronic lymphocytic leukemia, or CLL, and idelalisib, a compound targeting the delta isoform of PI3K, being developed and commercialized by Gilead for the treatment of people with CLL, follicular B-cell non-Hodgkin lymphoma, or small lymphocytic lymphoma.

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

As of June 30, 2015, we had approximately $199.5 million in cash, cash equivalents and available-for-sale securities. We historically have invested these amounts in money market funds, corporate obligations, U.S. government-sponsored enterprise obligations, U.S. Treasury securities and mortgage-backed securities meeting the criteria of our investment policy, which prioritizes the preservation of our capital. Corporate obligations may include obligations issued by corporations in countries other than the United States, including some issues that have not been guaranteed by governments and government agencies. Our investments are subject to general credit, liquidity, market and interest rate risks and instability in the global financial markets. We may realize losses in the fair value of these investments or a complete loss of these investments. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio may have a material adverse effect on our financial results and the availability of cash to fund our operations.

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

Additionally, the availability of safe and effective treatments for the relevant disease being studied may impact patient enrollment in our clinical trials. For example, AbbVie has received approval to manufacture and market ibrutinib, a BTK inhibitor for the treatment of CLL, an indication in which we are currently evaluating duvelisib in our DUO and SYNCHRONY clinical trials, and Gilead has received accelerated approval to manufacture and market idelalisib for the treatment of follicular lymphoma and SLL, indications for which we are currently evaluating duvelisib.

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

To our knowledge, based on the number of shares of our common stock outstanding on July 10, 2015, stockholders holding 5% or more of our common stock, as well as our executive officers, directors, and their respective affiliates, owned in the aggregate approximately 64% of our common stock. These stockholders have the ability to influence our company through this ownership position. For example, as a result of this concentration of ownership, these stockholders, if acting together, may have the ability to affect the outcome of matters submitted to our stockholders for approval, including the election and removal of directors, changes to our equity compensation plans and any merger or similar transaction. This concentration of ownership may, therefore, harm the market price of our common stock by:

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

INFINITY PHARMACEUTICALS, INC.

Date: August 6, 2015	By:	/s/ LAWRENCE E. BLOCH, M.D., J.D.
Lawrence E. Bloch, M.D., J.D.
Executive Vice President, Chief Financial Officer and Chief Business Officer
(Principal Financial Officer & Principal Accounting Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing date	Exhibit Number	Filed with this 10-Q

3.1	Restated Certificate of Incorporation of the Registrant.	10-Q	8/9/07	3.1

3.2	Amended and Restated Bylaws of the Registrant.	8-K	03/17/09	3.1

4.1	Form of Common Stock Certificate.	10-K	3/14/08	4.1

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. Filed herewith.				X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. Filed herewith.				X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.				X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.				X

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. Filed herewith.				X