Form 10-Q
period 2015-09-30
INFINITY PHARMACEUTICALS, INC.
filed 2015-11-05
CIK 1113148

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on October 30, 2015: 49,230,508

INFINITY PHARMACEUTICALS, INC.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$137,284	$307,405
Available-for-sale securities	25,677	25,321
Due from AbbVie	130,000	—
Loan commitment asset, net (note 9)	—	647
Prepaid expenses and other current assets	7,354	11,195

Total current assets	300,315	344,568
Property and equipment, net	28,077	18,970
Long-term available-for-sale securities	—	519
Restricted cash	1,681	1,680
Long-term receivable (note 11)	2,806	3,006
Other assets	347	401

Total assets	$333,226	$369,144

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,214	$5,947
Accrued expenses	22,890	17,768
Due to Takeda	—	6,667
Deferred revenue, current	39,799	24,495
Financing obligation, current (note 11)	409	—

Total current liabilities	74,312	54,877
Deferred revenue, less current portion	100,218	85,510
Deferred rent (note 11)	5,041	3,375
Financing obligation, less current portion (note 11)	19,697	—
Construction liability (note 11)	—	15,456
Other liabilities	347	454

Total liabilities	199,615	159,672
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common Stock, $0.001 par value; 100,000,000 shares authorized, and 49,197,956 and 48,878,828 shares issued and outstanding, at September 30, 2015 and December 31, 2014, respectively	49	49
Additional paid-in capital	689,961	676,521
Accumulated deficit	(556,398)	(467,212)
Accumulated other comprehensive income (loss)	(1)	114

Total stockholders’ equity	133,611	209,472

Total liabilities and stockholders’ equity	$333,226	$369,144

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Collaboration revenue	$90,743	$160,639	$99,987	$160,639
Operating expenses:
Research and development	37,729	44,895	160,220	107,551
General and administrative	9,754	8,042	27,713	21,903

Total operating expenses	47,483	52,937	187,933	129,454

Income (loss) from operations	43,260	107,702	(87,946)	31,185
Other income (expense):
Interest expense	(311)	(4,537)	(1,058)	(8,615)
Investment and other income	75	52	298	356

Total other income (expense)	(236)	(4,485)	(760)	(8,259)

Income (loss) before income taxes	43,024	103,217	(88,706)	22,926
Income tax	(480)	—	(480)	—

Net income (loss)	$42,544	$103,217	$(89,186)	$22,926

Earnings (loss) per common share:
Basic	$0.85	$2.08	$(1.82)	$0.47

Diluted	$0.84	$2.03	$(1.82)	$0.46

Weighted average number of common shares outstanding:
Basic	49,188,443	48,632,888	49,051,836	48,497,305

Diluted	49,764,910	49,735,303	49,051,836	49,533,122

Other comprehensive income (loss):
Net unrealized holding losses on available-for-sale securities arising during the period	(104)	(31)	(115)	(25)

Comprehensive income (loss)	$42,440	$103,186	$(89,301)	$22,901

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net income (loss)	$(89,186)	$22,926
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,557	1,367
Stock-based compensation including 401(k) match	11,180	9,623
Net amortization of premium/discount on available-for-sale securities	268	1,128
Non-cash interest expense on Due to Takeda amount	—	158
Amortization of loan commitment asset	647	8,615
Other, net	(86)	25
Changes in operating assets and liabilities:
Prepaid expenses and other assets	4,095	637
Due from AbbVie	(130,000)	—
Accounts payable, accrued expenses and other liabilities	10,093	12,522
Due to Takeda	(6,667)	(6,667)
Deferred revenue	30,012	114,361
Deferred rent	1,666	—

Net cash provided by (used in) operating activities	(166,421)	164,695
Investing activities
Purchases of property and equipment	(5,416)	(364)
Purchases of available-for-sale securities	(64,440)	(21,789)
Sales of available-for-sale securities	464	—
Proceeds from maturities of available-for-sale securities	63,841	108,711

Net cash provided by (used in) investing activities	(5,551)	86,558
Financing activities
Proceeds from issuances of common stock related to stock incentive plans and awards	1,788	2,973
Proceeds from issuances of common stock related to employee stock purchase plan	472	393
Payments on construction liability	(273)	—
Payments on financing obligation	(136)	—
Restricted cash	—	(1,030)
Deferred transaction costs	—	(446)

Net cash provided by financing activities	1,851	1,890

Net increase (decrease) in cash and cash equivalents	(170,121)	253,143
Cash and cash equivalents at beginning of period	307,405	68,114

Cash and cash equivalents at end of period	$137,284	$321,257

Supplemental cash flow information
Cash paid for interest	$411	$—
Cash paid for income taxes	$175	$—
Supplemental schedule of noncash investing and financing activities
Loan commitment asset	$—	$9,850
Facility fee	$—	$1,500
Property and equipment in accrued expenses	$189	$—
Increase in property and equipment for amount paid by landlord	$5,059	$—
Warrants issued	$—	$8,350

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

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015.

The information presented in the condensed consolidated financial statements and related footnotes at September 30, 2015, and for the three and nine months ended September 30, 2015 and 2014, is unaudited, and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2014 have been derived from our audited financial statements. For further information, please refer to the consolidated financial statements and accompanying footnotes included in our annual report on Form 10-K for the fiscal year ended December 31, 2014, which was filed with the U.S. Securities and Exchange Commission on February 24, 2015.

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

We determine the appropriate classification of marketable securities at the time of purchase and reevaluate such designation at each balance sheet date. We have classified all of our marketable securities at September 30, 2015 and December 31, 2014 as “available-for-sale.” We carry available-for-sale securities at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income, which is a separate component of stockholders’ equity.

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

Basic and Diluted Net Loss per Common Share

Basic net loss per share is based upon the weighted average number of common shares outstanding during the period. Diluted net loss per share is based upon the weighted average number of common shares outstanding during the period plus the effect of additional weighted average common equivalent shares outstanding during the period when the effect of adding such shares is dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options and the exercise of outstanding warrants (the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method). In addition, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options. The two-class method is used for outstanding warrants as it is considered to be a participating security, and it is more dilutive than the treasury stock method. The following outstanding shares of common stock equivalents were excluded from the computation of net income (loss) per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock Options	5,755,283	3,711,997	8,216,230	3,715,825
Warrants (excluded from treasury stock method)	1,000,000	1,000,000	1,000,000	1,000,000

Basic and diluted earnings (loss) per common share were determined as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except share and per share amounts)
Basic
Net income (loss)	$42,544	$103,217	$(89,186)	$22,926
Undistributed earnings allocated to warrants	(848)	(2,080)	—	(362)

Net income (loss)	$41,696	$101,137	$(89,186)	$22,564

Weighted average common shares outstanding	49,188,443	48,632,888	49,051,836	48,497,305

Basic earnings (loss) per common share	$0.85	$2.08	$(1.82)	$0.47

Diluted
Net income (loss)	$42,544	$103,217	$(89,186)	$22,926
Undistributed earnings allocated to warrants	(838)	(2,034)	—	(354)

Net income (loss)	$41,706	$101,183	$(89,186)	$22,572

Weighted average common shares outstanding	49,188,443	48,632,888	49,051,836	48,497,305
Effect of dilutive options	576,467	1,102,415	—	1,035,817

Weighted average common shares outstanding assuming dilution	49,764,910	49,735,303	49,051,836	49,533,122

Diluted earnings (loss) per common share	$0.84	$2.03	$(1.82)	$0.46

Comprehensive Income (Loss)

Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) is comprised of unrealized holding gains and losses arising during the period on available-for-sale securities that are not other-than-temporarily impaired. During the nine months ended September 30, 2015, there were no material reclassifications out of accumulated other comprehensive income (loss).

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

In making this assessment, we evaluate factors such as the clinical, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required, and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement. We recognize revenues related to substantive milestones in full in the period in which the substantive milestone is achieved. If a milestone is not considered substantive, we recognize the amount associated with the applicable milestone based on the period over which the performance obligation occurs for each deliverable in the arrangement.

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

Income Taxes

We use the liability method to account for income taxes. Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and income tax basis of assets and liabilities, as well as net operating loss and tax credit carryforwards, and are measured using the enacted tax rates and laws that will be in effect when the differences reverse. Deferred tax assets are reduced by a valuation allowance to reflect the uncertainty associated with their ultimate realization. The effect of a change in tax rate on deferred taxes is recognized in income or loss in the period that includes the enactment date of such change.

We use our judgment for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We recognize any material interest and penalties related to unrecognized tax benefits in income tax expense.

Due to the uncertainty surrounding the realization of the net deferred tax assets in future periods, we have recorded a full valuation allowance against our otherwise recognizable net deferred tax assets as of September 30, 2015 and December 31, 2014.

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

New Accounting Pronouncement

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, No. 2014-09, Revenue from Contracts with Customers, which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. ASU No. 2014-09 is effective for interim and annual periods beginning after December 15, 2016. In August 2015, the FASB issued a one year deferral of the effective date of this standard to annual reporting periods, and interim reporting periods within those years, beginning after December 15, 2017. Entities are allowed to adopt the standard as of the original effective date. We are currently evaluating the method of adoption and the potential impact that ASU No. 2014-09 may have on our financial position and results of operations.

4. Stock-Based Compensation

Total stock-based compensation expense related to all equity awards for the three and nine months ended September 30, 2015 and 2014 comprised the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Research and development	$2,102	$1,760	$6,474	$5,736
General and administrative	1,713	1,172	4,706	3,887

Total stock-based compensation expense	$3,815	$2,932	$11,180	$9,623

As of September 30, 2015, we had approximately $21.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options and awards under our ESPP, which are expected to be recognized over a weighted-average period of 2.4 years.

Stock Options

During the nine months ended September 30, 2015, we granted options to purchase 2,322,891 shares of our common stock at a weighted average fair value of $8.77 per share and a weighted average exercise price of $14.57 per share. During the nine months ended September 30, 2014, we granted options to purchase 1,532,384 shares of our common stock at a weighted average fair value of $7.43 per share and a weighted average exercise price of $12.57 per share. For the three and nine months ended September 30, 2015 and 2014, the fair values were estimated using the Black-Scholes valuation model using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Risk-free interest rate	1.6%	1.7%	1.5%	1.7%
Expected annual dividend yield	—	—	—	—
Expected stock price volatility	70.3%	69.8%	70.9%	70.9%
Expected term of options	5.2 years	5.0 years	5.3 years	5.1 years

During the nine months ended September 30, 2015, options to purchase 215,028 shares of common stock were exercised, with a weighted-average exercise price of $7.99.

Employee Stock Purchase Plan

The weighted-average fair value of each purchase right granted during the nine months ended September 30, 2015 and 2014 was $4.24 and $5.66, respectively. For the nine months ended September 30, 2015 and 2014, the fair values were estimated using the Black-Scholes valuation model using the following weighted-average assumptions:

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Risk-free interest rate	0.4%	0.3%
Expected annual dividend yield	—	—
Expected stock price volatility	60.3%	66.7%
Expected term of options	1.25 years	1.25 years

5. Cash, Cash Equivalents and Available-for-Sale Securities

The following is a summary of cash, cash equivalents and available-for-sale securities:

	September 30, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents due in 90 days or less	$137,284	$—	$—	$137,284

Available-for-sale securities:
Corporate obligations due in one year or less	25,678	5	(6)	25,677

Total available-for-sale securities	25,678	5	(6)	25,677

Total cash, cash equivalents and available-for-sale securities	$162,962	$5	$(6)	$162,961

	December 31, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents due in 90 days or less	$307,405	$—	$—	$307,405

Available-for-sale securities:
Corporate obligations due in one year or less	21,324	6	(1)	21,329
Mortgage-backed securities due after ten years	412	107	—	519
U.S. government-sponsored enterprise obligations due in one year or less	3,990	2	—	3,992

Total available-for-sale securities	25,726	115	(1)	25,840

Total cash, cash equivalents and available-for-sale securities	$333,131	$115	$(1)	$333,245

We held nine debt securities at September 30, 2015 that had been in an unrealized loss position for less than 12 months and no debt securities that had been in an unrealized loss position for 12 months or greater. The fair value of these securities was $28.5 million. There were no material unrealized losses incurred from these securities. We evaluated our securities for other-than-temporary impairments based on quantitative and qualitative factors. We considered the decline in market value for these securities to be primarily attributable to current economic and market conditions. It is not more likely than not that we will be required to sell these securities, and we do not intend to sell these securities before the recovery of their amortized cost basis. Based on our analysis, we do not consider these investments to be other-than-temporarily impaired as of September 30, 2015.

As of September 30, 2015, we held seven debt securities from other companies located in Canada, the United Kingdom, Sweden, the Netherlands and Germany with an aggregate fair value of $20.8 million. These securities are short term in nature and are scheduled to mature within twelve months. There were no material unrealized losses incurred from these securities. Based on our analysis, we do not consider these investments to be other-than-temporarily impaired as of September 30, 2015.

We had no material realized gains or losses on our available-for-sale securities for the three and nine months ended September 30, 2015 and 2014. There were no other-than-temporary impairments recognized for the three and nine months ended September 30, 2015 and 2014.

We will need substantial additional funds to support our planned operations. In the absence of additional funding or business development activities and based on our current operating plans, we believe that, our existing cash, cash equivalents and available-for-sale securities at September 30, 2015, together with the $130 million milestone payment received from AbbVie Inc., or AbbVie, in November 2015, will be adequate to satisfy our capital needs through at least the next twelve months.

6. Fair Value

We use a valuation hierarchy for disclosure of the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs, which we consider the highest level inputs, are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. The classification of a financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. For our fixed income securities, we reference pricing data supplied by our custodial agent and nationally known pricing vendors, using a variety of daily data sources, largely readily-available market data and broker quotes. We validate the prices provided by our third party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our pricing services as of September 30, 2015 and December 31, 2014.

The following table provides the assets carried at fair value measured on a recurring basis as of September 30, 2015:

	Level 1	Level 2
	(in thousands)
Assets:
Cash and cash equivalents	$117,436	$19,848
Corporate obligations (including commercial paper)	—	25,677

Total	$117,436	$45,525

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

The carrying amounts reflected in the condensed consolidated balance sheets for prepaid expenses and other current assets, other assets, accounts payable and accrued expenses approximate their fair value due to their short-term maturities.

There have been no changes to the valuation methods during the nine months ended September 30, 2015. We evaluate transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1 and Level 2 during the nine months ended September 30, 2015. We had no available-for-sale securities that were classified as Level 3 at any point during the nine months ended September 30, 2015 or during the year ended December 31, 2014.

7. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	September 30, 2015	December 31, 2014
	(in thousands)
Prepaid comparator drug	$—	$5,085
Other prepaid expenses	4,945	4,124
Other current assets	2,409	1,986

Total prepaid expenses and other current assets	$7,354	$11,195

8. Collaborations

AbbVie

On September 2, 2014, we entered into a collaboration and license agreement with AbbVie, which we refer to as the AbbVie Agreement. Under the AbbVie Agreement, we are collaborating with AbbVie to develop and commercialize products containing duvelisib, an oral, dual inhibitor of the delta and gamma isoforms of phosphoinositide-3-kinase, or PI3K, which we refer to as Duvelisib Products, in oncology indications. Under the terms of the AbbVie Agreement, we have granted to AbbVie licenses under applicable patents, patent applications, know-how and trademarks to develop, commercialize and manufacture Duvelisib Products in oncology indications. These licenses are generally co-exclusive with rights we retain, except that we have granted AbbVie exclusive licenses to commercialize Duvelisib Products outside the United States. We and AbbVie retain the rights to perform our respective obligations and exercise our respective rights under the AbbVie Agreement, and we and AbbVie may each grant sublicenses to affiliates or third parties.

Under the AbbVie Agreement, we and AbbVie have created a governance structure, including committees and working groups to manage the development, manufacturing and commercialization responsibilities for Duvelisib Products. Generally, we and AbbVie must mutually agree on decisions, although in specified circumstances either we or AbbVie would be able to break a deadlock.

We and AbbVie share oversight of development and have each agreed to use diligent efforts, as defined in the AbbVie Agreement, to carry out our development activities under an agreed upon development plan. We have primary responsibility for the conduct of development of Duvelisib Products, unless otherwise agreed, and AbbVie has responsibility for the conduct of certain contemplated combination clinical studies, which we refer to as the AbbVie Studies. We have the responsibility to manufacture Duvelisib Products until we transition manufacturing responsibility to AbbVie, which we expect to occur as promptly as practicable while ensuring continuity of supply. Excluding the AbbVie Studies, we are responsible for all costs to develop and manufacture Duvelisib Products up to a maximum amount of $667 million after which we will share Duvelisib Product development and manufacturing costs equally with AbbVie. During the three and nine months ended September 30, 2015, we recognized an expense of $1.8 million and $6.0 million, respectively, in research and development expense related to costs incurred by AbbVie for other than the AbbVie Studies. The development and manufacturing costs for the AbbVie Studies are shared equally. During the three and nine months ended September 30, 2015, we recognized an expense of $0.4 million and $0.6 million, respectively, in research and development expense related to our share of the AbbVie Studies cost.

We and AbbVie share operational responsibility and decision making authority for commercialization of Duvelisib Products in the United States. Specifically, we have the primary responsibility for advertising, distribution, and booking sales, and we share certain other commercialization functions with AbbVie. Assuming regulatory approval, we and AbbVie are obligated to each provide half of the sales representative effort to promote Duvelisib Products in the United States. Outside the United States, AbbVie has, with limited exceptions, operational responsibility and decision making authority to commercialize Duvelisib Products. We and AbbVie will share the cost of manufacturing and supply for commercialization of Duvelisib Products in the United States, and AbbVie will bear the cost of manufacturing and supply for commercialization of Duvelisib Products outside the United States. Prior to commercialization and regulatory approval, we will recognize these costs as a component of research and development and general and administrative expenses. Subsequent to regulatory approval and commercial launch, the cost of manufacturing will be recorded as cost of goods sold. During the three and nine months ended September 30, 2015, we recognized credits of $0.1 million and $0.5 million, respectively, in research and development expense and credits of $0.6 million and $0.9 million, respectively, in general and administrative expense related to these costs.

AbbVie has paid us a non-refundable $275 million upfront payment in 2014 and a $130 million milestone payment in November 2015 associated with the completion of enrollment of DYNAMOTM in September 2015. DYNAMO is a Phase 2, open-label, single-arm monotherapy study evaluating the safety and efficacy of duvelisib dosed at 25 mg twice daily, or BID, in approximately 120 patients with indolent non-Hodgkin lymphoma, or iNHL, including follicular lymphoma, marginal zone lymphoma and small lymphocytic lymphoma, whose disease is refractory to rituximab and to either chemotherapy or radioimmunotherapy. Further, AbbVie has agreed to pay us up to an additional $400 million in potential future milestone payments comprised of $275 million associated with the achievement of specified regulatory filing and approval milestones and up to $125 million associated with the achievement of specified commercialization milestones. We recognized the $130 million as a receivable on our condensed consolidated balance sheets as of September 30, 2015 as the clinical development milestone was achieved as of that date.

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

Of the $275 million upfront payment received during the year ended December 31, 2014, $159.1 million was allocated to the license, $115.6 million to the development services and $0.3 million to committee services based on the allocation of best estimate of selling price on a relative basis. We determined the best estimate of selling prices for the license unit of accounting based on estimates and assumptions resulting in an expected future cash flow which was discounted based on estimated weighted average cost of capital of 11.5%. We determined the best estimate of selling prices for development and committee services based on the nature of the services to be performed and estimates of the associated efforts and third-party rates for similar services using a discount rate of 8% for development services and 11.5% for committee services. We recognized license revenue upon execution of the arrangement. Revenue related to development services and committee services is being recognized using the proportionate performance method as services are provided over the estimated service period of approximately five years. We have determined that the clinical development milestone achieved on September 30, 2015 is not substantive based on risk and effort involved and have applied the proportionate performance method to recognizing the related revenue. Of the $130 million milestone achieved, $75.2 million was allocated to the license, $54.7 million to the development services and $0.1 million to committee services based on the same allocation of best estimate of selling price on a relative basis as determined at the inception of the arrangement. Upon achievement of the milestone on September 30, 2015, we recognized the $75.2 million allocated to the license as revenue and $9.8 million of revenue related to the development and committee services performed from the inception of the AbbVie Agreement through September 30, 2015. During the three and nine months ended September 30, 2015, we recognized $90.7 million and $100.0 million, respectively, of revenue related to the license and development and committee services. We have recorded the remaining amount related to development and committee services of $39.8 million and $100.2 million as short-term and long-term deferred revenue, respectively, as of September 30, 2015.

The regulatory and commercialization milestones represent non-refundable amounts that would be paid by AbbVie to us if certain milestones are achieved in the future. We have elected to apply the milestones method of revenue recognition to all remaining milestones. We have determined that all remaining milestones, if achieved, are substantive because (i) they relate solely to past performance, (ii) are commensurate with estimated enhancement of value associated with the achievement of each milestone as a result of our performance, which are reasonable relative to other deliverables and terms of the arrangement, and (iii) are unrelated to the delivery of any further elements under the arrangement.

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

If the AbbVie Agreement is terminated, we would not be entitled to receive payment for any milestone achieved after notice of termination but before the effective date of termination. Further, if the AbbVie Agreement is terminated, there are certain wind-down obligations to ensure a smooth transition of the responsibilities of the parties including, unless the AbbVie Agreement is terminated by AbbVie for our material breach, the continued conduct of certain development and commercialization activities by AbbVie for a limited transition period and the continued funding by AbbVie of its half of the cost of the AbbVie Studies ongoing at the time of termination, except for those AbbVie Studies that may be transitioned to Infinity following termination.

Takeda

In July 2010, we entered into a development and license agreement with Intellikine, Inc., or Intellikine, under which we obtained rights to discover, develop and commercialize pharmaceutical products targeting the delta and/or gamma isoforms of PI3K, including duvelisib and IPI-549, and we paid Intellikine a $13.5 million up-front license fee. In January 2012, Intellikine was acquired by Takeda, acting through its Millennium business unit. We refer to our PI3K inhibitor program licensor as Takeda. In December 2012, we amended and restated our development and license agreement with Takeda.

Under the terms of the amended and restated agreement, we retained worldwide development rights and, in exchange for an agreement to pay Takeda $15 million in installments, we regained commercialization rights for products arising from the agreement for all therapeutic indications and we are solely responsible for research conducted under the agreement. During the year ended December 31, 2012, we paid $1.7 million of the $15 million, and we recorded the $15 million release payment at its fair value of $14.4 million in research and development expenses. During the year ended December 31, 2014, we paid to Takeda the second installment of $6.7 million. During the nine months ended September 30, 2015, we paid to Takeda the final installment of $6.7 million.

We are obligated to pay to Takeda up to $5 million in remaining success-based milestone payments for the development of a product candidate other than duvelisib, which could include IPI-549. We are also obligated to pay Takeda up to an aggregate of $450 million in success-based milestone payments for the approval and commercialization of two distinct products, of which one could be a Duvelisib Product and the other a product containing IPI-549, if we achieve the applicable milestones. In February 2014, we paid Takeda a $10 million milestone payment in connection with the initiation of DUOTM. DUO is a randomized, Phase 3 monotherapy study designed to evaluate the safety and efficacy of duvelisib dosed at 25 mg BID compared to ofatumumab, a monoclonal antibody therapy, in approximately 300 patients with relapsed or refractory chronic lymphocytic leukemia. We recognized the $10 million payment as research and development expense during the year ended December 31, 2014. In addition, other than for sales of duvelisib products in oncology indications, we are obligated to pay Takeda tiered royalties ranging from 7% to 11% on worldwide net sales of products described in the agreement, which could include IPI-549 if successfully developed and commercialized. Such royalties are payable until the later to occur of the expiration of specified patent rights and the expiration of non-patent regulatory exclusivities in a country, subject to reduction of the royalties, and, in certain circumstances, limits on the number of products subject to a royalty obligation.

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

On March 31, 2015, we paid to Takeda a $52.5 million fee to exercise an option that we purchased from them in July 2014 for a one-time upfront payment of $5 million. As a result of our exercise of this option, we are no longer obligated under the amended and restated development and license agreement to pay to Takeda the tiered 7% to 11% royalty with respect to worldwide net sales in oncology indications of products containing or comprised of duvelisib. We recognized the $5 million upfront payment and the $52.5 million exercise payment as research and development expense during the year ended December 31, 2014 and the nine months ended September 30, 2015, respectively, as there is no alternative future use beyond the existing research and development activities.

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

Our total cost of securing the Loan Commitment was $11.8 million and is comprised of $8.4 million representing the fair value of the 1,000,000 warrants issued on February 24, 2014; $3.0 million representing the original facility fee; and $0.4 million of transaction costs. As a result of the amendment of the Facility Agreement, the original facility fee was reduced by 50%, or $1.5 million, and we recorded a corresponding decrease in the loan commitment asset. In addition, since our borrowing capacity was reduced by 50%, the remaining loan commitment asset outstanding as of September 22, 2014 was also reduced by 50% resulting in an additional expense of $1.8 million during the year ended December 31, 2014. The total fair value is considered a Loan Commitment Asset which was classified as a current asset on the December 31, 2014 consolidated balance sheet. This amount is considered a fee to secure the Loan Commitment and was being amortized to interest expense on a straight line basis over the draw period. We recorded $0.6 million and $9.6 million of interest expense associated with the amortization and write-off of the loan commitment asset pursuant to the modification of the facility for the nine months ended September 30, 2015 and the year ended December 31, 2014, respectively. We did not record any interest expense associated with the amortization and write-off of the loan commitment asset pursuant to the modification of the facility for the three months ended September 30, 2015.

10. Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2015	December 31, 2014
	(in thousands)
Accrued compensation and benefits	$7,966	$7,353
Accrued drug manufacturing costs	2,729	1,280
Accrued clinical studies	7,658	5,134
Accrued preclinical studies	253	543
Facility fee	—	1,500
Other	4,284	1,958

Total accrued expenses	$22,890	$17,768

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

From the Commencement Date until April 1, 2015, the total base rent of the Lease was zero dollars per month. From April 1, 2015 through March 31, 2020, the total base rent of the Lease is $170,292 per month. From April 1, 2020 until the Expiration Date, the total base rent of the Lease will be $190,625 per month. In addition to the base rent, we are also responsible for our share of the operating expenses, utility costs and real estate taxes, in accordance with the terms of the Lease. Pursuant to the terms of the Lease, we provided a security deposit in the form of a letter of credit in the initial amount of $1.0 million, which may be reduced by up to $750,000 over time in accordance with the terms of the Lease. The letter of credit plus the associated bank fee of $30,000 has been included in our accompanying condensed consolidated balance sheets as restricted cash. The Landlord agreed to pay up to $5,856,100 for certain updates and repairs to be made to the Leased Premises. We have two consecutive rights to extend the term of the Lease for five years under each extension, provided that we provide notice to the Landlord no earlier than 18 months or later than 12 months prior to expiration of the Lease. The base rent for each extension term shall be equal to 95% of the then fair market base rent per square foot for the premises.

Upon signing the lease agreement, we paid the first month’s rent for April 2015 in the amount of $170,292, which was recorded as a prepaid expense on the accompanying condensed consolidated balance sheet at December 31, 2014.

Upon the Commencement Date, building construction was initiated to suit our future needs. We were responsible for the construction project, including having responsibility to pay for a portion of the structural elements of the building and bear the risk of cost overruns. Therefore, we were deemed for accounting purposes to be the owner of the building during the construction period. Accordingly, we determined the fair value of the building as of November 1, 2014 through an independent appraisal and recorded the building as an asset on our condensed consolidated balance sheet, together with a corresponding construction liability, in November 2014 when the lease and construction commenced. On our condensed consolidated balance sheet, we record project construction costs as an asset during the construction period and reflect an increase in the construction financing obligation for the amount of Landlord incentives received. The construction was substantially complete and the Leased Premises was available for occupancy in June 2015. The construction-in-progress was then placed in service, and the construction liability was reclassified to a financing obligation as such transaction did not qualify for sale-leaseback accounting due to a prohibited form of continuing involvement. This determination was based on our continuing involvement with the property in the form of non-recourse financing to the lessor as well as our obligation to pay for all costs in excess of the specified Landlord allowances. Depreciation on the building and building improvements commenced in June 2015 and will be recorded over the initial term of the lease using a residual value equal to the financing obligation at the end of the lease term, which approximates the net book value using the estimated useful lives of the respective assets. Interest expense is recorded on a monthly basis using an estimated incremental borrowing rate based on comparable 10 year secured financings and commenced in June 2015 when the building was placed into service. In April and May 2015, the construction financing obligation was reduced by that portion of the lease payment allocated to the construction financing obligation principal. Commencing in June 2015, the financing obligation is reduced on a monthly basis by that portion of the lease payment allocated to the financing obligation principal. At September 30, 2015, future minimum payments under the Lease were approximately $20.6 million, which is composed of $0.5 million for the remainder of 2015, $2.0 million for each of calendar years 2016 through 2019, $2.2 million for the calendar year 2020 and $9.7 million through March 2025.

At September 30, 2015 and December 31, 2014, the accompanying condensed consolidated balance sheet reflects the building and accumulated construction costs of approximately $23.2 million and $16.0 million, respectively, a financing obligation of approximately $20.1 million at September 30, 2015 and a construction liability of approximately $15.5 million at December 31, 2014.

We divide our future lease payments into a portion that is allocated to the financing obligation and a portion that is allocated to the land on which the building is located. The portion of the lease obligation allocated to the land is treated for accounting purposes as an operating lease commencing in November 2014 and recorded on a straight-line basis over the initial lease term. Rent expense pertaining to the land was approximately $0.1 million and $0.3 million, for the three and nine months ended September 30, 2015, respectively.

780/790 Memorial Drive Lease Arrangement

On November 6, 2014, we entered into a Seventh Amendment to Lease, the Lease Amendment, by and between us and ARE-770/784/790 Memorial Drive, LLC, the landlord, which amends the original lease agreement dated July 2, 2002, as amended to date, or the Original Lease. We refer to the Original Lease together with the Lease Amendment as the Memorial Drive Lease. We refer to the area rented under the Memorial Drive Lease as the Premises.

Under the Lease Amendment: (i) the Premises consist of 54,861 square feet, of which 51,000 square feet are located at 780 Memorial Drive, or the 780 Premises, and the remaining 3,861 square feet are located at 790 Memorial Drive, or the 790 Premises; effective February 1, 2016 we will surrender 13,159 square feet of the previously leased 17,020 square feet at the 790 Premises; (ii) we have extended the base term of the Memorial Drive Lease through March 31, 2025; and (iii) we have two separate five-year options to extend the term of the Memorial Drive Lease to 2035 on the same terms and conditions (other than with respect to base rent or any work letter). The Memorial Drive Lease provides that we shall continue to pay the base rent as provided in the Original Lease until January 31, 2016. The base rent shall then increase to $69.00 per square foot of the Premises on February 1, 2016 and again to $70.00 per square foot of the Premises on February 1, 2018. The Memorial Drive Lease provides that no base rent for the Premises shall be due (i) for the period commencing on February 1, 2015 through July 31, 2015, (ii) for the period commencing on February 1, 2016 through February 29, 2016, (iii) for the period commencing on February 1, 2017 through February 28, 2017, and (iv) for the period commencing on February 1, 2018 through February 28, 2018. We also received allowances of $3.0 million for the design and construction of tenant improvements. The total of these allowances of $3.0 million has been reflected on our condensed consolidated balance sheets as a receivable, with a corresponding amount included in deferred rent liability. The deferred rent is being amortized to rent expense over the term of the lease. Pursuant to the terms of the Lease Amendment, the security deposit in the form of a letter of credit has been reduced from $1.1 million to $0.6 million. The letter of credit has been included in our accompanying condensed consolidated balance sheets as restricted cash.

We have determined that the proposed improvements on the 780 Premises generally consist of normal tenant improvements and that we will not be deemed for accounting purposes to be the owner of the building during the construction period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. Some of the information contained in this discussion and analysis and set forth elsewhere in this report, including information with respect to our plans and strategy for our business, the possible achievement of discovery and development milestones, our future discovery and development efforts, our collaborations, and our future operating results and financial position, includes forward-looking statements that involve risks and uncertainties. We often use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and other words and terms of similar meaning to help identify forward-looking statements, although not all forward-looking statements contain these identifying words. You also can identify these forward-looking statements by the fact that they do not relate strictly to historical or current facts. There are a number of important risks and uncertainties that could cause actual results or events to differ materially from those indicated by forward-looking statements. These risks and uncertainties include those inherent in pharmaceutical research and development, such as adverse results in our drug discovery and clinical development activities, decisions made by the U.S. Food and Drug Administration, or FDA, and other regulatory authorities with respect to the development and commercialization of our product candidates, our ability to obtain, maintain and enforce intellectual property rights for our product candidates, our dependence on our alliance partners, competition, our ability to obtain any necessary financing to conduct our planned activities and other risk factors. You should review the section titled “Risk Factors” in Part II of this report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Unless required by law, we do not undertake any obligation to update any forward-looking statements.

Business Overview

We are an innovative biopharmaceutical company dedicated to discovering, developing and delivering best-in-class medicines to patients with difficult-to-treat diseases. We combine proven scientific expertise with a passion for developing novel small molecule drugs that target emerging disease pathways. Our most advanced product candidate is duvelisib, also known as IPI-145, an oral, dual inhibitor of the delta and gamma isoforms of phosphoinositide-3-kinase, or PI3K, which we are investigating in hematologic malignancies. Our dedicated discovery research program continues to work toward the goal of generating new product candidates, and as a result, in September 2015 we announced the expansion of our pipeline with the addition of IPI-549, a pre-clinical immuno-oncology product candidate that selectively inhibits the gamma isoform of PI3K.

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

Dual Inhibition of PI3K Delta and Gamma Isoforms: Targeting Hematologic Malignancies

We believe that dual inhibition of PI3K-delta and PI3K-gamma may provide multiple opportunities to develop differentiated therapies for the treatment of hematologic malignancies. Our lead product candidate, duvelisib, is an oral, dual inhibitor of PI3K-delta and PI3K-gamma, and we believe that duvelisib is the only dual inhibitor of PI3K-delta and PI3K-gamma being investigated in Phase 3 clinical trials. Duvelisib is an investigational compound, and its safety and efficacy have not yet been evaluated by the FDA or any other health authority.

We are conducting DUETTS™ (Duvelisib Trials in Hematologic Malignancies), a worldwide investigation of duvelisib in blood cancers initially focusing on lymphoma and chronic lymphocytic leukemia, or CLL.

As part of the DUETTS program in lymphoma, we are conducting DYNAMO™, a Phase 2, open-label, single–arm monotherapy study evaluating the safety and efficacy of duvelisib dosed at 25 mg twice daily, or BID, in approximately 120 patients with indolent non-Hodgkin lymphoma, or iNHL. DYNAMO enrollment criteria include patients with follicular lymphoma, the most common subtype of iNHL, marginal zone lymphoma, and small lymphocytic lymphoma, or SLL, whose disease is refractory to rituximab and to either chemotherapy or radioimmunotherapy and who must have progressed within six months of receiving their last therapy. The primary endpoint of the study is response rate according to the International Working Group Criteria. In September 2015, we enrolled the 120th patient in DYNAMO, which triggered a $130 million milestone payment from AbbVie Inc., or AbbVie, our global commercial and development partner for duvelisib in oncology. We anticipate that we will report topline data from DYNAMO in the third quarter of 2016.

The DYNAMO study is designed with the potential to support accelerated approval of duvelisib in patients with follicular lymphoma and SLL, assuming we are able to generate positive safety and efficacy data from the study and on the condition that we conduct a confirmatory study. The FDA has granted orphan drug designation to duvelisib for the potential treatment of follicular lymphoma, and has granted fast track designation to the investigation of duvelisib for the treatment of patients with follicular lymphoma who have received at least two prior therapies. The availability of accelerated approval is dependent on a number of factors including whether duvelisib has demonstrated a meaningful benefit relative to available therapies. For a further discussion of certain risks related to our ability to seek accelerated approval for duvelisib, see “Risk Factors—Risks Related to the Development and Commercialization of Our Product Candidates” elsewhere in this report.

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

We intend to expand our DUETTS program in lymphoma with the initiation of two additional studies in iNHL in 2015. The first, BRAVURA, is a Phase 3, double-blind, placebo-controlled study in patients with relapsed iNHL designed to evaluate the safety and efficacy of duvelisib plus rituximab and bendamustine, a chemotherapy, compared to placebo plus rituximab and bendamustine in approximately 600 patients. The primary endpoint is progression-free survival. We intend to request advice from the FDA to determine if BRAVURA, as designed, can serve as a confirmatory study if DYNAMO supports an accelerated approval. The second study, FRESCO, is a Phase 2 study in patients with relapsed or refractory follicular lymphoma that is designed to evaluate the safety and efficacy of duvelisib plus rituximab compared to chemotherapy plus rituximab in approximately 200 patients. The primary endpoint of FRESCO is progression-free survival.

As part of the DUETTS investigation in CLL, we are enrolling patients in DUOTM and SYNCHRONY. DUO is a randomized, Phase 3 monotherapy study designed to evaluate the safety and efficacy of duvelisib dosed at 25 mg BID compared to ofatumumab, a monoclonal antibody therapy, in approximately 300 patients with relapsed or refractory CLL. The primary endpoint of the study is progression-free survival. We expect to complete enrollment of DUO by the end of 2015. SYNCHRONY is a Phase 1b trial of duvelisib in combination with obinutuzumab in CLL patients whose disease has progressed following treatment with a Bruton’s tyrosine kinase, or BTK, inhibitor. The FDA and the European Medicines Agency, or EMA, have granted orphan drug designation to duvelisib for the potential treatment of CLL and SLL. The FDA has granted fast track designation to the investigation of duvelisib for the potential treatment of patients with CLL who have received at least one prior therapy

These duvelisib trials are supported by data from our Phase 1, open-label, dose-escalation study designed to evaluate the safety, pharmacokinetics and clinical activity of duvelisib in patients with advanced hematologic malignancies. The maximum tolerated dose of duvelisib was defined at 75 mg BID, and we have closed the trial to further enrollment. Data from this study, presented in December 2014 at the Annual Meeting of the American Society for Hematology, or ASH, showed that duvelisib is clinically active in CLL, iNHL, and T-cell lymphoma, as well as other hematologic malignancies. Additionally, new clinical data from this study, presented in May 2015 at the Annual Meeting of the American Society of Clinical Oncology, or ASCO, demonstrated clinical activity of duvelisib dosed at 25 mg BID in previously untreated patients with CLL, with an 88% overall response rate (15 partial responses out of 17 evaluable patients, with two additional patients exhibiting stable disease) based on International Workshop on Chronic Lymphocytic Leukemia, or iwCLL, criteria. The study included 18 treatment-naïve CLL patients who were high-risk, defined as age 65 or over or having certain genetic abnormalities known as 17p deletions or p53 mutations. The median time to response was 3.7 months; the median progression-free survival and median overall survival have not yet been reached. The majority of adverse events were grade 1 or grade 2 and clinically manageable. The most common grade 3 side effects among the 18 enrolled patients were diarrhea (22%, four patients), an increase in alanine aminotransferase (ALT) and aspartame aminotransferase (AST) (17%, three patients), and rash (11%, two patients). Five patients (28%) had grade 4 neutropenia or decreases in neutrophil count. There were no grade 4 events of diarrhea, increases in ALT/AST or rash. Six patients discontinued treatment due to an adverse event.

We are pursuing duvelisib in oncology in collaboration with AbbVie. As part of our collaboration, we expect that AbbVie will initiate the first clinical study of duvelisib and venetoclax, a selective first-in-class B-cell lymphoma 2, or BCL-2, inhibitor, by the end of 2015. This Phase 1b/2 trial of duvelisib and venetoclax will be designed to evaluate the safety and activity of the combination across a range of hematologic malignancies. Preclinical data for duvelisib presented at ASCO demonstrates synergy with standards-of-care and emerging therapeutics in development for hematologic malignancies, including duvelisib in combination with venetoclax. For information regarding our collaboration, please see below under the heading “AbbVie” in the section entitled “Strategic Alliances.”

Selective Inhibition of the PI3K Gamma Isoform: Targeting Solid Tumors

In September 2015 we announced the expansion of our pipeline to include IPI-549, a preclinical immuno-oncology development candidate that we intend to investigate as a treatment in solid tumors. Preclinical data show that IPI-549, a selective PI3K-gamma inhibitor, has the potential to heighten an anti-cancer response by targeting macrophages in the immune-suppressive tumor microenvironment and may have the potential to treat a broad range of solid tumors. IPI-549 has demonstrated dose-dependent, single-agent, anti-tumor activity in multiple solid tumor models, including mouse models of lung, colon and breast cancer. Additionally, mice treated with IPI-549 in combination with a certain type of drug called checkpoint inhibitors showed greater tumor growth inhibition than either treatment as a monotherapy. Preclinical in vivo data also demonstrated that T-cells, a type of cell that plays a role in your immune system, are required for the anti-tumor activity of IPI-549, which is a hallmark of immunotherapy. These data were presented at CRI-CIMT-EATI-AACR - The Inaugural International Cancer Immunotherapy Conference in September 2015. We expect to begin a Phase 1 clinical study of IPI-549 in the first quarter of 2016 designed to explore the safety and activity of IPI-549. The study will include a dose escalation phase evaluating IPI-549 as a monotherapy as well as a dose-escalation phase evaluating IPI-549 in combination with a therapy that targets a receptor in your body called programmed death receptor 1, or PD-1. An expansion phase is planned in patients with selected solid tumors, including non-small cell lung cancer and melanoma.

Strategic Alliances

AbbVie

On September 2, 2014, we entered into a collaboration and license agreement with AbbVie, which we refer to as the AbbVie Agreement. Under the AbbVie Agreement, we are collaborating with AbbVie to develop and commercialize products containing duvelisib, which we refer to as Duvelisib Products, in oncology indications. Under the terms of the AbbVie Agreement, we have granted to AbbVie licenses under applicable patents, patent applications, know-how and trademarks to develop, commercialize and manufacture Duvelisib Products in oncology indications. These licenses are generally co-exclusive with rights we retain, except that we have granted AbbVie exclusive licenses to commercialize Duvelisib Products outside the United States. We and AbbVie retain the rights to perform our respective obligations and exercise our respective rights under the AbbVie Agreement, and we and AbbVie may each grant sublicenses to affiliates or third parties.

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

AbbVie has paid us a non-refundable $275 million upfront payment in 2014 and a $130 million milestone payment in November 2015 associated with the completion of enrollment of DYNAMO in September 2015. Further, AbbVie has agreed to pay us up to an additional $400 million in potential future milestone payments comprised of $275 million associated with the achievement of specified regulatory filing and approval milestones and up to $125 million associated with the achievement of specified commercialization milestones. Under the terms of the AbbVie Agreement, we and AbbVie will equally share commercial profits or losses of Duvelisib Products in the United States, including sharing equally the existing royalty obligations to Mundipharma International Corporation Limited, or Mundipharma, and Purdue Pharmaceutical Products L.P., or Purdue, for sales of Duvelisib Products in the United States, as well as sharing equally the existing U.S. milestone payment obligations to Takeda Pharmaceutical Company Limited, or Takeda.

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

If the AbbVie Agreement is terminated, we would not be entitled to receive payment for any milestone achieved after notice of termination but before the effective date of termination. Further, if the AbbVie Agreement is terminated, there are certain wind-down obligations to ensure a smooth transition of the responsibilities of the parties including, unless the AbbVie Agreement is terminated by AbbVie for our material breach, the continued conduct of certain development and commercialization activities by AbbVie for a limited transition period and the continued funding by AbbVie of its half of the cost of the AbbVie Studies ongoing at the time of termination, except for those AbbVie Studies that may be transitioned to Infinity following termination.

Takeda

In July 2010, we entered into a development and license agreement with Intellikine, Inc., or Intellikine, under which we obtained rights to discover, develop and commercialize pharmaceutical products targeting the delta and/or gamma isoforms of PI3K, including duvelisib and IPI-549, and we paid Intellikine a $13.5 million upfront license fee. In January 2012, Intellikine was acquired by Takeda, acting through its Millennium business unit. We refer to our PI3K inhibitor program licensor as Takeda. In December 2012, we amended and restated our development and license agreement with Takeda.

Under the terms of the amended and restated agreement, we retained worldwide development rights and in exchange for an agreement to pay Takeda $15 million in installments, we regained commercialization rights for products arising from the agreement for all therapeutic indications, and we are solely responsible for research conducted under the agreement.

We are obligated to pay to Takeda up to $5 million in remaining success-based milestone payments for the development of a product candidate other than duvelisib, which could include IPI-549. We are also obligated to pay Takeda up to an aggregate of $450 million in success-based milestone payments for the approval and commercialization of two distinct products, of which one could be a Duvelisib Product and the other a product containing IPI-549, if we achieve the applicable milestones. In February 2014, we paid Takeda a $10 million milestone payment in connection with the initiation of DUO, our Phase 3 study of duvelisib in patients with relapsed or refractory CLL. In addition, other than for sales of duvelisib products in oncology indications, we are obligated to pay Takeda tiered royalties ranging from 7% to 11% on worldwide net sales of products described in the agreement, which could include IPI-549 if successfully developed and commercialized. Such royalties are payable until the later to occur of the expiration of specified patent rights and the expiration of non-patent regulatory exclusivities in a country, subject to reduction of the royalties, and, in certain circumstances, limits on the number of products subject to a royalty obligation.

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

Mundipharma and Purdue

On July 17, 2012, we terminated our strategic alliance with Mundipharma and Purdue, and we entered into termination and revised relationship agreements with each of those entities, which we refer to as the 2012 Termination Agreements. The strategic alliance was previously governed by strategic alliance agreements that we entered into with each of Mundipharma and Purdue in November 2008. The strategic alliance agreement with Purdue was focused on the development and commercialization in the United States of products targeting fatty acid amide hydrolase, or FAAH. The strategic alliance agreement with Mundipharma was focused on the development and commercialization outside the United States of all products and product candidates that inhibit or target the Hedgehog pathway, FAAH, PI3K and product candidates arising out of our early discovery projects in all disease fields.

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

On February 25, 2015, we paid a $1.5 million fee to Deerfield representing 3% of the total amount not drawn under the Facility Agreement. In connection with the execution of the Facility Agreement, we issued to Deerfield warrants to purchase an aggregate of 1,000,000 shares of common stock at an exercise price of $13.83 per share. The warrants have dividend rights to the same extent as if the warrants were exercised into shares of common stock. The warrants expire on the seventh anniversary of their issuance and contain certain limitations that prevent the holder from acquiring shares upon exercise of a warrant that would result in the number of shares beneficially owned by the holder exceeding 9.985% of the total number of shares of common stock then issued and outstanding.

Financial Overview

Revenue

To date, all of our revenue has been generated under research collaboration agreements, and all our revenue during 2014 and during the three and nine months ended September 30, 2015 was derived from our strategic alliance with AbbVie. The terms of these research collaboration agreements may include payment to us of non-refundable, upfront license fees, funding or reimbursement of research and development efforts, milestone payments if specified objectives are achieved, and/or royalties on product sales. We evaluate all deliverables within an arrangement to determine whether or not they provide value on a stand-alone basis. Based on this evaluation, the deliverables are separated into units of accounting. For each unit of accounting identified within an arrangement, we determine the period over which the performance obligation occurs. Revenue is then recognized using the proportional performance method. The proportional performance method is used when the level of effort to complete the performance obligations under an arrangement can be reasonably estimated. We recognize revenue based upon our best estimate of the selling price for each element when there is no other means to determine the fair value of that item and allocate the consideration based on the relative values. The process for determining the best estimate of the selling price involves significant judgment and estimates.

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

In making this assessment, we evaluate factors such as the clinical, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required, and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement. We recognize revenues related to substantive milestones in full in the period in which the substantive milestone is achieved. If a milestone payment is not considered substantive, we recognize the applicable milestone based on the period over which the performance obligation occurs for each deliverable in the arrangement.

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

Other Income and Expense

Interest and investment income typically consists of interest earned on cash, cash equivalents and available-for-sale securities, net of interest expense. Interest expense is related to the amortization of the loan commitment asset recognized under our Facility Agreement with Deerfield and the financing obligation related to the 784 Memorial Drive lease (see footnote 11).

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

There have been no material changes to our critical accounting policies during the nine months ended September 30, 2015. Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2014 for a discussion of our critical accounting policies and significant judgments and estimates.

Results of Operations

The following tables summarize our results of operations for each of the three and nine months ended September 30, 2015 and 2014, together with the change in these items in dollars and as a percentage:

	Three Months Ended September 30,		$ Change	% Change
	2015	2014
	(in thousands)
Collaboration revenue	$90,743	$160,639	$(69,896)	(44)%
Research and development expense:
Programs	(37,729)	(39,895)	2,166	(5)%
Takeda payments	—	(5,000)	5,000	(100)%

Total research and development expense	(37,729)	(44,895)	7,166	(16)%
General and administrative expense	(9,754)	(8,042)	(1,712)	21%
Interest expense	(311)	(4,537)	4,226	(93)%
Investment and other income	75	52	23	44%
Income taxes	(480)	—	(480)	—

	Nine Months Ended September 30,		$ Change	% Change
	2015	2014
	(in thousands)
Collaboration revenue	$99,987	$160,639	$(60,652)	(38)%
Research and development expense:
Programs	(107,720)	(92,551)	(15,169)	16%
Takeda payments	(52,500)	(15,000)	(37,500)	250%

Total research and development expense	(160,220)	(107,551)	(52,669)	49%
General and administrative expense	(27,713)	(21,903)	(5,810)	27%
Interest expense	(1,058)	(8,615)	7,557	(88)%
Investment and other income (loss)	298	356	(58)	(16)%
Income taxes	(480)	—	(480)	—

Revenue

Collaboration revenue for the three and nine months ended September 30, 2015 relates to license and research and development revenue from our collaboration agreement with AbbVie. Of the $275 million upfront payment received during the three months ended September 30, 2014 and the $130 million milestone earned during the three months ended September 30, 2015, $234.3 million was allocated to the license, $170.3 million to development services and $0.4 million to the committee services. We recognized license revenue upon execution of the agreement and completion of enrollment in our DYNAMO study, respectively. Revenue related to development services and committee services are being recognized using the proportionate performance method as services are provided over the estimated service period of approximately five years. Upon achievement of the $130 million milestone on September 30, 2015, we recognized the $75.2 million allocated to the license as revenue and $9.8 million of revenue related to the development and committee services performed from the inception of the AbbVie Agreement through September 30, 2015. During the three and nine months ended September 30, 2015, we recognized $90.7 million and $100.0 million, respectively, of revenue related to the license and development and committee services. We have recorded the remaining amount related to development and committee services of $39.8 million and $100.2 million as short-term and long-term deferred revenue, respectively, as of September 30, 2015.

The regulatory and commercialization milestones represent non-refundable amounts that would be paid by AbbVie to us if certain milestones are achieved in the future. We have elected to apply the milestones method of revenue recognition to all remaining milestones. We have determined that all remaining milestones, if achieved, are substantive because (i) they relate solely to past performance, (ii) are commensurate with estimated enhancement of value associated with the achievement of each milestone as a result of our performance, which are reasonable relative to other deliverables and terms of the arrangement, and (iii) are unrelated to the delivery of any further elements under the arrangement.

Research and Development Expense

The $2.2 million decrease in research and development programs expense for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 was primarily due to a decrease of $2.0 million in clinical expenses related to development activities for duvelisib. The $15.2 million increase in research and development programs expense in the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 is primarily due to a $8.3 million increase in clinical and development expenses related to increased activities for duvelisib, including charges from AbbVie for costs incurred by AbbVie for other than the AbbVie Studies and for our share of the AbbVie Studies, an increase in research and development compensation of $3.8 million and an increase of $1.4 million related to preclinical expenses primarily due to IPI-549.

The $5.0 million decrease in Takeda payments included in research and development expense for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 was due to the $5 million option fee payment to Takeda in July 2014. The $37.5 million increase in Takeda payments included in research and development expense for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 was due to the $52.5 million payment we made to Takeda during the nine months ended September 30, 2015 in connection with our exercise of an option we purchased from Takeda for $5 million in July 2014 to eliminate our obligation to pay Takeda a tiered 7% to 11% royalty with respect to worldwide net sales in oncology indications of products containing or comprised of duvelisib, offset by the $10 million milestone payment made to Takeda in connection with the initiation of our first Phase 3 study of duvelisib and the $5 million option fee payment we made to Takeda in July 2014, which were recognized during the nine months ended September 30, 2014.

We began to track and accumulate expenses by major program starting on January 1, 2006. These expenses primarily relate to payroll and related expenses for personnel working on our programs, process development and manufacturing, preclinical toxicology studies, clinical trial costs and allocated costs of facilities. During the three and nine months ended September 30, 2015 and 2014, and from January 1, 2006 through September 30, 2015, we estimate that we incurred the following expenses by program:

Program	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014	January 1, 2006 to September 30, 2015
	(in millions)
PI3K inhibitor (1)	$35.6	$38.1	$153.1	$89.0	$435.9
Hsp90 inhibitor	—	0.3	0.1	1.5	137.8
Hedgehog pathway inhibitor	—	—	—	0.1	164.1

(1)	Includes an upfront license fee of $13.5 million in 2010, $4 million in development milestones in 2011, $14.4 million recorded as fair value for the release payment for the amended and restated Takeda agreement and $6 million in development milestones in 2012, $10 million development milestone payment and a $5 million option fee payment in 2014, as well as a $52.5 million payment related to the exercise of an option to Takeda in 2015.

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

Because of the risks inherent in drug discovery and development, we cannot reasonably estimate or know:

•	the nature, timing and estimated costs of the efforts necessary to complete the development of our programs;

•	the completion dates of these programs; or

•	the period in which material net cash inflows are expected to commence, if at all, from the programs described above and any potential future product candidates.

There is significant uncertainty regarding our ability to successfully develop any product candidates. These risks include the uncertainty of:

•	the scope, rate of progress and cost of our clinical trials that we are currently conducting or may commence in the future;

•	the scope and rate of progress of our preclinical studies and other research and development activities;

•	clinical trial results;

•	the cost of establishing clinical supplies of any product candidates

•	the cost and availability of comparator drugs;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights relating to our programs under development;

•	the terms and timing of any strategic alliance, licensing and other arrangements that we have or may establish in the future relating to our programs under development;

•	the cost and timing of regulatory approvals;

•	the effect of competing technological and market developments.

General and Administrative Expense

The $1.7 million increase in general and administrative expense for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 is primarily attributable to an increase of $0.7 million in compensation related costs and $0.7 million in consulting expenses. The $5.8 million increase in general and administrative expense for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 is primarily attributable to an increase of $3.1 million in compensation related costs primarily related to contingent cash compensation, $1.5 million in market research, and $1.4 million in consulting.

Interest Expense

Interest expense for the three and nine months ended September 30, 2015 is due to the financing obligation related to our 784 Memorial Drive lease. Interest expense for the nine months ended September 30, 2015 and the three and nine months ended September 30, 2014 is related to the amortization of the loan commitment asset recognized under our Facility Agreement with Deerfield, which ended in February 2015.

Investment and Other Income (Loss)

Investment and other income (loss) for the three and nine months ended September 30, 2015 is primarily related to realized gains on investments, offset by foreign currency losses.

Income Taxes

Our income tax expense of approximately $0.5 million for the nine months ended September 30, 2015 is primarily related to alternative minimum tax which is driven by revenue recognized during the period in connection with the collaboration agreement with AbbVie, which we entered into during the year ended December 31, 2014.

Liquidity and Capital Resources

We have not generated any revenue from the sale of drugs to date, and we do not expect to generate any such revenue for at least the next two years, if at all. We have instead relied on the proceeds from our collaborations, such as up-front license fees, milestone payments, expense reimbursement and cost sharing, as well as proceeds from sales of equity securities, interest on investments, and debt to fund our operations. Our available-for-sale debt securities primarily trade in liquid markets, and the average days to maturity of our portfolio, as of September 30, 2015, is less than six months. Because our product candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability.

Our significant capital resources are as follows:

	September 30, 2015	December 31, 2014
	(in thousands)
Cash, cash equivalents and available-for-sale securities	$162,961	$333,245
Working capital	226,003	289,691

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Cash provided by (used in):
Operating activities	$(166,421)	$164,695
Takeda payments (included in operating activities above)	(59,167)	(21,667)
Investing activities	(5,551)	86,558
Capital expenditures (included in investing activities above)	(5,416)	(364)
Financing activities	1,851	1,890

Cash Flows

The principal use of cash in operating activities in all periods presented was related to our research and development programs. Our cash flow used in operating activities for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 increased primarily due to increased operating expenses, including a $52.5 million payment to Takeda associated with the exercise of an option that we purchased in July 2014 to eliminate our obligation to pay Takeda a tiered 7% to 11% royalty with respect to worldwide net sales in oncology indications of products containing or comprised of duvelisib. During the nine months ended September 30, 2015, we paid to Takeda the $52.5 million option exercise payment and $6.7 million related to the final installment on a release payment. During the nine months ended September 30, 2014, we paid Takeda a $10 million milestone payment for the initiation of the first Phase 3 study for duvelisib, a $6.7 million release payment and a $5 million option payment. Our cash flow used in operating activities in future periods may vary significantly due to various factors, including potential cash inflows from future collaboration agreements and potential cash outflows for licensing new programs from third parties. We cannot be certain whether and when we may enter into any such collaboration agreements or in-licenses.

AbbVie paid us a $275 million upfront payment during the year ended December 31, 2014, a $130 million milestone payment in November 2015 associated with the completion of enrollment in DYNAMO in September 2015, and has agreed to pay us up to an aggregate of $400 million associated with the achievement of specified regulatory and commercialization milestones. We have recorded the $130 million as a receivable on our condensed consolidated balance sheet as of September 30, 2015.

On February 24, 2014, we entered into a Facility Agreement with Deerfield. The draw period has expired without our having drawn down on the Facility Agreement. During the nine months ended September 30, 2015, we paid a $1.5 million fee to Deerfield related to not drawing down any amount under the Facility Agreement.

Net cash from investing activities for the nine months ended September 30, 2015 included purchases of available-for-sale securities of $64.4 million and proceeds of $63.8 million from maturities of available-for-sale securities. Capital expenditures primarily consisted of building improvements and furniture and fixtures related to our 784 Memorial Drive lease arrangement.

Net cash from financing activities for the nine months ended September 30, 2015 included $1.8 million of proceeds from issuances of common stock in connection with stock option exercises related to stock incentive plans and $0.5 million of proceeds from issuances of common stock in connection with the employee stock purchase plan.

Operating Capital Requirements

We will need substantial additional funds to support our planned operations. In the absence of additional funding or business development activities and based on our current operating plans, we believe that, our existing cash, cash equivalents and available-for-sale securities at September 30, 2015, together with the $130 million milestone payment received from AbbVie, will be adequate to satisfy our capital needs through at least the next twelve months. Until we can generate sufficient levels of cash from operations, which we do not expect to achieve for at least the next two years, if at all, and because sufficient funds may not be available to us when needed from collaborations, we expect that we will be required to continue to fund our operations in part through the sale of debt or equity securities, and/or through licensing select programs or partial economic rights that could include payments to us of up-front, royalty and/or milestone payments. Our need to raise additional funds may be accelerated if our research and development expenses exceed our current expectations, if we acquire a third party, or if we acquire or license rights to additional product candidates or new technologies from one or more third parties. Our need to raise additional funds may also be accelerated for other reasons, including, without limitation, if:

•	our product candidates require more extensive clinical or preclinical testing than we currently expect;

•	we advance our product candidates into clinical trials for more indications than we currently expect;

•	we advance more of our product candidates than expected into costly later stage clinical trials;

•	we advance more preclinical product candidates than expected into early stage clinical trials;

•	we acquire additional businesses, technologies, products or product candidates;

•	the cost of acquiring raw materials for, and of manufacturing, our product candidates is higher than anticipated;

•	the cost or quantity required of comparator drugs used in clinical studies increases;

•	the receipt of any potential milestone payments from our strategic collaborator AbbVie is delayed beyond our original assumptions;

•	we are required, or consider it advisable, to acquire or license intellectual property rights from one or more third parties; or

•	we experience a loss in our investments due to general market conditions or other reasons.

While we may seek additional funding through public or private financings of equity or debt securities, such financing may not be available on acceptable terms, if at all. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders, increased fixed payment obligations and result in the existence of securities with rights that may be senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any of these events could significantly harm our business, financial condition and prospects. We may also seek additional funds through arrangements with collaborators or other third parties, or through project financing. These arrangements would generally require us to relinquish or encumber rights to some of our technologies or product candidates, and we may not be able to enter into such agreements on acceptable terms, if at all. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of our development programs or to scale back, suspend or terminate our business operations.

Obligations and Off-Balance Sheet Arrangements

Since inception, we have not engaged in any off-balance sheet financing activities, including the use of structured finance, special purpose entities or variable interest entities.

There have been no material changes to our contractual obligations during the nine months ended September 30, 2015.

We are obligated to pay to Takeda up to $5 million in remaining success-based milestone payments for the development of a product candidate other than duvelisib, and up to $450 million in success-based milestone payments for the approval and commercialization of two distinct products, one of which could be a Duvelisib Product if we achieve the applicable milestones with a Duvelisib Product. Because the achievement of these milestones had not occurred as of September 30, 2015, such contingencies have not been recorded in our financial statements.

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

A hypothetical 100 basis point increase in interest rates would result in an approximate $40,000 decrease in the fair value of our investments as of September 30, 2015, as compared to an approximate $0.1 million decrease as of December 31, 2014. We have the ability to hold our fixed income investments until maturity and, therefore, we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 4.	Controls and Procedures

Our management, with the participation of our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our principal executive and financial officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a limited operating history for you to evaluate our business. We have no approved products and have generated no product revenue from sales. We have primarily incurred operating losses. As of September 30, 2015, we had an accumulated deficit of $556.4 million. We expect to continue to spend significant resources to fund the research and development of duvelisib and our other product candidates. While we may have net income in some periods as the result of non-recurring collaboration revenue, we expect to incur substantial operating losses over the next several years as our clinical trial and drug manufacturing activities increase. In addition, in connection with seeking and possibly obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. As a result, we expect that our accumulated deficit will also increase significantly.

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

We will need substantial additional funds to support our planned operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or commercialization efforts. In the absence of additional funding or business development activities and based on our current operating plans, we believe that, our existing cash, cash equivalents and available-for-sale securities at September 30, 2015, together with the $130 million milestone payment received from AbbVie Inc., or AbbVie, in November 2015, will be adequate to satisfy our capital needs through at least the next twelve months. Until we can generate sufficient levels of cash from operations, which we do not expect to achieve for at least the next two years, if at all, and because sufficient funds may not be available to us when needed from collaborations, we expect that we will be required to continue to fund our operations in part through the sale of debt or equity securities, and/or through licensing select programs or partial economic rights that could include payments to us of up-front, royalty and/or milestone payments. Our need to raise additional funds may be accelerated if our research and development expenses exceed our current expectation, if we acquire a third party, or if we acquire or license rights to additional product candidates or new technologies from one or more third parties. Our need to raise additional funds may also be accelerated for other reasons, including without limitation if:

•	our product candidates require more extensive clinical or preclinical testing than we currently expect;

•	we advance our product candidates into clinical trials for more indications than we currently expect;

•	we advance more of our product candidates than expected into costly later stage clinical trials;

•	we advance more preclinical product candidates than expected into early stage clinical trials;

•	we acquire additional business, technologies, products or product candidates;

•	the cost of acquiring raw materials for, and of manufacturing, our product candidates is higher than anticipated;

•	the cost or quantity required of comparator drugs used in clinical studies increases;

•	the receipt of any potential milestone payments from our strategic collaborator AbbVie is delayed beyond our original assumptions;

•	we are required, or consider it advisable, to acquire or license intellectual property rights from one or more third parties; or

•	we experience a loss in our investments due to general market conditions or other reasons.

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

If AbbVie or any future alliance partner fails to develop or effectively commercialize our product or development candidates, we may not be able to develop and commercialize that product candidate independently, and our financial condition and operations would be negatively impacted.

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

Duvelisib is a dual inhibitor of the delta and gamma isoforms of phosphoinositide-3-kinase, or PI3K. We are aware of a number of companies developing product candidates or selling products directed to isoforms of PI3K. Specifically, we believe that Gilead Sciences, Inc., or Gilead; Incyte Corporation, Acerta Pharma BV; Rhizen Pharmaceuticals S.A.; Amgen, Inc.; TG Therapeutics, Inc.; and SignalRx Pharmaceuticals are conducting clinical trials of drugs that target the delta isoform of PI3K. We also believe that Bayer AG is conducting clinical trials of a drug that targets the delta and alpha isoforms of PI3K, and that Novartis AG is conducting clinical trials of a drug that targets the delta, gamma, alpha, and beta isoforms of PI3K.

Additionally, many companies are developing product candidates or selling products directed to disease targets such as Bruton’s Tyrosine Kinase (or BTK), B-cell lymphoma 2 (or BCL-2), Janus Kinase (or JAK), B-lymphocyte antigen CD-19, and programmed death 1/ligand 1 (or PD-1/PD-L1), Cluster of Differentiation 79B antibody-drug conjugate (or CD79B ADC), histone deacetylase (or HDAC), and pleiotropic pathways in the fields of hematology-oncology, including in the specific diseases for which we are currently developing duvelisib, or for which we may develop duvelisib in the future, including: AbbVie; BeiGene Co., Ltd; Janssen Biotech through its collaboration with AbbVie; Celgene Corporation; a joint collaboration between Gilead and Ono Pharmaceutical Group under their exclusive license agreement; Acerta Pharma BV; Incyte Corporation; MorphoSys AG; Novartus AG; Principia Biopharma, Roche Group and its subsidiary Genentech; Bristol-Myers Squibb Company; and AstraZeneca PLC.

Many of our competitors have:

•	significantly greater financial, technical and human resources than we have, and may be better equipped to discover, develop, manufacture and commercialize product candidates than we are;

•	more extensive experience in preclinical testing and clinical trials, obtaining regulatory approvals and manufacturing and marketing products than we do; and/or

•	product that are in later-stage clinical development than our own product candidates, or have been approved by the FDA, such as ibrutinib, a BTK inhibitor being developed and commercialized by AbbVie for the treatment of people with mantle cell lymphoma or CLL, and idelalisib, a compound targeting the delta isoform of PI3K, being developed and commercialized by Gilead for the treatment of people with CLL, follicular B-cell non-Hodgkin lymphoma, or small lymphocytic lymphoma.

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

As of September 30, 2015, we had approximately $163 million in cash, cash equivalents and available-for-sale securities. We historically have invested these amounts in money market funds, corporate obligations, U.S. government-sponsored enterprise obligations, U.S. Treasury securities and mortgage-backed securities meeting the criteria of our investment policy, which prioritizes the preservation of our capital. Corporate obligations may include obligations issued by corporations in countries other than the United States, including some issues that have not been guaranteed by governments and government agencies. Our investments are subject to general credit, liquidity, market and interest rate risks and instability in the global financial markets. We may realize losses in the fair value of these investments or a complete loss of these investments. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio may have a material adverse effect on our financial results and the availability of cash to fund our operations.

The estimates and judgments we make, or the assumptions on which we rely, in preparing our condensed consolidated financial statements could prove inaccurate.

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses. Such estimates and judgments include those related to revenue recognition, accrued expenses, assumptions in the valuation of stock-based compensation and income taxes. We base our estimates and judgments on historical experience, facts and circumstances known to us and on various assumptions that we believe to be reasonable under the circumstances. These estimates and judgments, or the assumptions underlying them, may change over time or prove inaccurate. If this is the case, we may be required to restate our financial statements, which could in turn subject us to securities class action litigation. Defending against such potential litigation relating to a restatement of our financial statements would be expensive and would require significant attention and resources of our management. Moreover, our insurance to cover our obligations with respect to the ultimate resolution of any such litigation may be inadequate. As a result of these factors, any such potential litigation could have a material adverse effect on our financial results and cause our stock price to decline. Under our strategic alliance termination agreements with Mundipharma International Corporation Limited, or Mundipharma, and Purdue Pharmaceutical Products L.P., or Purdue, Mundipharma and Purdue continue to have the right to audit research and development expenses incurred by us during the term of our former strategic alliance to verify the research and development funding amounts previously paid by Mundipharma and Purdue and have, in the past, exercised such rights. If, as a result of any audit, it is determined that Mundipharma and Purdue have overpaid research and development expenses, we will be required to refund the amount of such overpayment, plus interest, and if such amount is material it could adversely impact our financial results and available cash and require us to restate prior period revenue.

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

To date, we have not obtained approval from the FDA, or any foreign regulatory authority to market or sell any of our product candidates. Our product candidates are subject to extensive governmental regulations relating to development, clinical trials, manufacturing and commercialization. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required in the United States and in many foreign jurisdictions prior to the commercial sale of medicinal products like our product candidates. For example, we are evaluating duvelisib, the lead compound in our PI3K inhibitor program, in all phases of clinical development, and we anticipate initiating multiple additional trials of duvelisib in 2015 (see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Research and Development Programs” above). If any of these trials or other trials of our product candidates are successful, we may need to conduct further clinical trials and will need to apply for regulatory approval before we may market or sell any of our future products. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the product candidates we are developing, or may in the future develop, either alone or in collaboration with strategic alliance partners, will obtain marketing approval. We have limited experience in conducting and managing the clinical trials necessary to obtain regulatory approvals, including approval by the FDA and comparable foreign regulatory agencies.

We may not qualify for accelerated approval or expedited review for any of our product candidates, and qualification for such programs does not guarantee we weill be able to develop or market our product more quickly.

Some of our product candidates may be eligible for the FDA’s programs that are designed to facilitate the development and expedite the review of certain drugs such as the FDA’s accelerated approval program, but we cannot provide any assurance that any of our product candidates will qualify for one or more of these programs. Even if a product candidate qualifies for one or more of these programs, the FDA may later decide that the product candidate no longer meets the conditions for qualification. For example, the DYNAMO™ study is designed with the potential to support accelerated approval of duvelisib for treatment of patients with follicular lymphoma or small lymphocytic lymphoma, or SLL. The availability of accelerated approval is dependent on a number of factors including whether we generate positive safety and efficacy data from the study and duvelisib has demonstrated a meaningful benefit over available therapies. In addition, even after receiving accelerated approval, companies are required to conduct studies to confirm the anticipated clinical benefit of a drug, known as confirmatory trials. If the confirmatory trial shows that the drug actually provides a clinical benefit, then the FDA grants traditional approval for the drug. If the confirmatory trial does not show that the drug provides clinical benefit, FDA has regulatory procedures in place that could lead to removing the drug from the market. We cannot guarantee that duvelisib will qualify for accelerated approval or, even if it receives accelerated approval, that we would successfully complete a confirmatory study. In particular, we are aware that Gilead has received accelerated approval for idelalisib, its product, to treat follicular lymphoma and SLL. Idelalisib is currently approved by the FDA for CLL. If Gilead is able to complete its confirmatory study and receive full approval to market idelalisib for the treatment of follicular lymphoma or SLL faster than anticipated, our efforts to seek accelerated approval for duvelisib for the treatment of follicular lymphoma or SLL may be materially adversely affected. Moreover, even if we are able to receive accelerated approval for duvelisib the FDA may upon review of data from DYNAMO+R later decide that duvelisib no longer meets the conditions for approval resulting in revocation of approval.

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

We cannot predict whether we will encounter problems with any of our ongoing or planned clinical trials that will cause us or regulatory authorities to delay, suspend, or discontinue clinical trials or to delay the analysis of data from ongoing clinical trials. Any of the following could delay or disrupt the clinical development of our product candidates:

•	unfavorable results of discussions with the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;

•	delays in receiving, or the inability to obtain, required approvals from institutional review boards or other reviewing entities at clinical sites selected for participation in our clinical trials;

•	delays in enrolling patients into clinical trials;

•	a lower than anticipated retention rate of patients in clinical trials;

•	the need to repeat or discontinue clinical trials as a result of inconclusive or negative results or unforeseen complications in testing or because the results of later trials may not confirm positive results from earlier preclinical studies or clinical trials;

•	inadequate supply, delays in distribution or deficient quality of, or inability to purchase or manufacture drug product, comparator drugs or other materials necessary to conduct our clinical trials;

•	unfavorable FDA or other foreign regulatory inspection and review of a clinical trial site, Infinity, or an Infinity vendor, or records of any clinical or preclinical investigation;

•	serious and unexpected drug-related side effects experienced by participants in our clinical trials, which may occur even if they were not observed in earlier trials or only observed in a limited number of participants;

•	a finding that the trial participants are being exposed to unacceptable health risks;

•	the placement by the FDA or a foreign regulatory authority of a clinical hold on a trial; or

•	any restrictions on, or post-approval commitments with regard to, any regulatory approval we ultimately obtain that render the product candidate not commercially viable.

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

Although we have received fast track designation by the FDA for duvelisib for a certain indication, that designation may not actually lead to a faster development or regulatory review or approval process and it does not ensure that we will receive marketing approval.

The FDA has designated as a fast track development program both the investigation of duvelisib for treatment of patients with follicular lymphoma who have received at least two prior therapies and the investigation of duvelisib for the treatment of patients with CLL who have received at least one prior therapy. Any drug sponsor may apply for such designation if their product candidate is intended for the treatment of a serious or life-threatening disease or condition and the product candidate demonstrates the potential to address an unmet medical need. The FDA has broad discretion whether or not to grant fast track designation. Although duvelisib has received such designation this may not actually result in a faster development process, review or approval compared to standard FDA procedures. The FDA may withdraw fast track designation if it believes that the clinical development program does not continue to meet the criteria for fast track designation.

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

Additionally, the availability of safe and effective treatments for the relevant disease being studied may impact patient enrollment in our clinical trials. For example, AbbVie has received approval to manufacture and market ibrutinib, a BTK inhibitor for the treatment of CLL, an indication for which we are currently evaluating duvelisib in our DUO™ and SYNCHRONY clinical trials, and Gilead has received accelerated approval to manufacture and market idelalisib for the treatment of follicular lymphoma and SLL, indications for which we are currently evaluating duvelisib.

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

Even if any of our product candidates obtains regulatory approval, that product may not gain market acceptance among physicians, patients, managed care organizations, third-party payers, and the medical community for a variety of reasons including:

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

Our ability to commercialize any future products successfully will depend in part on the coverage and reimbursement levels set by governmental authorities, private health insurers and other third-party payers. As a threshold for coverage and reimbursement, third-party payers in the United States generally require that product candidates have been approved for marketing by the FDA. Third-party payers also are increasingly challenging the effectiveness of and prices charged for medical products and services. We may not obtain adequate third-party coverage or reimbursement for our future products, or we may be required to sell our future products at prices that are below our expectations.

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

The United States government and other governments have shown significant interest in pursuing healthcare reform, as evidenced by the passing of the Patient Protection and Affordable Care Act, or PPACA, and the Health Care and Education Reconciliation Act. These healthcare reform laws have the effect of increasing the number of individuals who receive health insurance coverage and closing a gap in drug coverage under Medicare Part D as established under the Medicare Prescription Drug Improvement Act of 2003. Each of these reforms could potentially increase our future revenue from any of our product candidates that are approved for sale. The laws, however, also implement cost containment measures that could adversely affect our future revenue. These measures include increased drug rebates under Medicaid for brand name prescription drugs and extension of these rebates to Medicaid managed care. The legislation also extends certain discounted pricing on outpatient drugs to children’s hospitals, critical access hospitals and rural health centers. This expansion reduces the amount of reimbursement received for drugs purchased by these newly covered entities.

Additional provisions of the healthcare reform laws may negatively affect our future revenue and prospects for profitability. Along with other pharmaceutical manufacturers and importers of brand name prescription drugs, we would be assessed a fee based on our proportionate share of sales of brand name prescription drugs to certain government programs, including Medicare and Medicaid. As part of the healthcare reform laws’ provisions closing a funding gap that currently exists in the Medicare Part D prescription drug program (commonly known as the “donut hole”), we will also be required to provide a 50% discount on brand name prescription drugs sold to beneficiaries who fall within the donut hole.

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

As our pipeline of product candidates matures, we are becoming increasingly subject to extensive and complex laws and regulations, including but not limited to healthcare “fraud and abuse” and patient privacy laws and regulations by both the federal government and the states in which we conduct our business. These laws and regulations include:

•	the anti-kickback provisions of the Social Security Act, which prohibit, among other things, persons from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

•	federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent, and which may apply to entities like us which provide coding and billing advice to customers;

•	the Health Insurance Portability and Accountability Act of 1996, which prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and which also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;

•	the Federal Food, Drug, and Cosmetic Act, which, among other things, strictly regulates drug marketing, prohibits manufacturers from marketing drugs for off-label use and regulates the distribution of drug samples; and

•	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws, thus complicating compliance efforts.

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

To our knowledge, based on the number of shares of our common stock outstanding on October 23, 2015, stockholders holding 5% or more of our common stock, as well as our executive officers, directors, and their respective affiliates, owned in the aggregate approximately 64% of our common stock. These stockholders have the ability to influence our company through this ownership position. For example, as a result of this concentration of ownership, these stockholders, if acting together, may have the ability to affect the outcome of matters submitted to our stockholders for approval, including the election and removal of directors, changes to our equity compensation plans and any merger or similar transaction. This concentration of ownership may, therefore, harm the market price of our common stock by:

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

INFINITY PHARMACEUTICALS, INC.

Date: November 5, 2015	By:	/s/ LAWRENCE E. BLOCH, M.D., J.D.
Lawrence E. Bloch, M.D., J.D.
Executive Vice President, Chief Financial Officer and Chief Business Officer
(Principal Financial Officer & Principal Accounting Officer)

EXHIBIT INDEX

	Description	Incorporated by Reference
Exhibit No.		Form	SEC Filing date	Exhibit Number	Filed with this 10-Q

3.1	Restated Certificate of Incorporation of the Registrant.	10-Q	8/9/07	3.1

3.2	Amended and Restated Bylaws of the Registrant.	8-K	03/17/09	3.1

4.1	Form of Common Stock Certificate.	10-K	3/14/08	4.1

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. Filed herewith.				X

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. Filed herewith.				X

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.				X

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.				X

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. Filed herewith.				X