Form 10-Q
period 2016-03-31
INFINITY PHARMACEUTICALS, INC.
filed 2016-05-04
CIK 1113148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on April 29, 2016: 49,447,019

INFINITY PHARMACEUTICALS, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2016

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$113,755	$188,170
Available-for-sale securities	79,213	57,061
Prepaid expenses and other current assets	15,073	9,466
Total current assets	208,041	254,697
Property and equipment, net	27,918	28,240
Restricted cash	1,681	1,681
Long-term receivable (note 11)	503	1,821
Other assets	2,357	2,382
Total assets	$240,500	$288,821
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,097	$9,628
Accrued expenses	22,952	24,604
Deferred revenue, current	34,301	35,408
Financing obligation, current (note 11)	422	416
Total current liabilities	66,772	70,056
Deferred revenue, less current portion	87,383	95,531
Deferred rent (note 11)	4,808	4,632
Financing obligation, less current portion (note 11)	19,483	19,591
Other liabilities	408	454
Total liabilities	178,854	190,264
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common Stock, $0.001 par value; 100,000,000 shares authorized, and 49,349,577 and 49,305,136 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	49	49
Additional paid-in capital	697,809	694,051
Accumulated deficit	(636,252)	(595,588)
Accumulated other comprehensive income (loss)	40	45
Total stockholders’ equity	61,646	98,557
Total liabilities and stockholders’ equity	$240,500	$288,821
The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2016	2015
Collaboration revenue	$9,256	$4,363
Operating expenses:
Research and development	39,188	88,428
General and administrative	10,836	8,550
Total operating expenses	50,024	96,978
Loss from operations	(40,768)	(92,615)
Other income (expense):
Interest expense	(309)	(647)
Investment and other income (loss)	413	(40)
Total other income (expense)	104	(687)
Net loss	$(40,664)	$(93,302)
Basic and diluted loss per common share	$(0.82)	$(1.91)
Basic and diluted weighted average number of common shares outstanding	49,339,888	48,939,383
Other comprehensive loss:
Net unrealized holding losses on available-for-sale securities arising during the period	(5)	(4)
Comprehensive loss	$(40,669)	$(93,306)
The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net loss	$(40,664)	$(93,302)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	693	354
Stock-based compensation including 401(k) match	3,715	3,751
Net amortization of premium/discount on available-for-sale securities	56	72
Amortization of loan commitment asset	—	647
Other, net	—	1
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(4,264)	4,921
Accounts payable, accrued expenses and other liabilities	(2,327)	(5,778)
Due to Takeda	—	(6,667)
Deferred revenue	(9,255)	(4,364)
Deferred rent	173	707
Net cash used in operating activities	(51,873)	(99,658)
Investing activities
Purchases of property and equipment	(270)	(1,112)
Purchases of available-for-sale securities	(34,323)	—
Proceeds from maturities of available-for-sale securities	12,110	15,248
Net cash provided by (used in) investing activities	(22,483)	14,136
Financing activities
Proceeds from issuances of common stock related to stock incentive plans and awards	43	1,162
Payments on financing obligation	(102)	—
Net cash provided by (used in) financing activities	(59)	1,162
Net decrease in cash and cash equivalents	(74,415)	(84,360)
Cash and cash equivalents at beginning of period	188,170	307,405
Cash and cash equivalents at end of period	$113,755	$223,045
Supplemental cash flow information
Cash paid for interest	$309	$—
Supplemental schedule of noncash investing and financing activities
Property and equipment in accrued expenses	$101	$367
Increase in property and equipment for amount paid by landlord	$—	$2,626
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

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016.

The information presented in the condensed consolidated financial statements and related footnotes at March 31, 2016, and for the three months ended March 31, 2016 and 2015, is unaudited, and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2015 have been derived from our audited financial statements. For further information, please refer to the consolidated financial statements and accompanying footnotes included in our annual report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the U.S. Securities and Exchange Commission on February 23, 2016.

We will need substantial additional funds to support our planned operations. In the absence of additional funding or business development activities, we believe that our existing cash, cash equivalents and available-for-sale securities at March 31, 2016 will be adequate to satisfy our capital needs based on planned levels of spending through the first quarter of 2017. We have not included any of the future potential $400 million of AbbVie milestone payments in this forecast (see note 8). For more information, refer to the section titled “Liquidity and Capital Resources” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

3. Significant Accounting Policies
The Company’s significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in the Company’s 2015 Annual Report on Form 10-K.

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

	Three Months Ended March 31,
	2016	2015
Stock Options	9,507,338	8,039,498
Warrants (excluded from treasury stock method)	1,000,000	1,000,000

New Accounting Pronouncements
In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern. ASU No. 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The guidance would have resulted in additional disclosure in our financial statements as of March 31, 2016 had we adopted. We will continue to evaluate the potential impact that ASU No. 2014-15 may have.

In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize the assets and liabilities arising from leases on the balance sheet. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the method of adoption and the potential impact that ASU No. 2016-02 may have on our financial position and results of operations.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU No. 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period. We are currently evaluating the method of adoption and the potential impact that ASU No. 2016-09 may have on our financial position and results of operations.

4. Stock-Based Compensation
Total stock-based compensation expense related to all equity awards for the three months ended March 31, 2016 and 2015 comprised the following:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Research and development	$1,876	$2,236
General and administrative	1,839	1,515
Total stock-based compensation expense	$3,715	$3,751

As of March 31, 2016, we had approximately $21.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options and awards under our ESPP, which are expected to be recognized over a weighted-average period of 2.4 years.

Stock Options
During the three months ended March 31, 2016, we granted options to purchase 1,404,972 shares of our common stock at a weighted average fair value of $4.07 per share and a weighted average exercise price of $6.68 per share. During the three months ended March 31, 2015, we granted options to purchase 1,643,841 shares of our common stock at a weighted average fair value of $9.43 per share and a weighted average exercise price of $15.56 per share. For the three months ended March 31, 2016 and 2015, the fair values were estimated using the Black-Scholes valuation model using the following weighted-average assumptions:

	Three Months Ended March 31,
	2016	2015
Risk-free interest rate	1.8%	1.4%
Expected annual dividend yield	—	—
Expected stock price volatility	70.8%	71.5%
Expected term of options	5.4 years	5.4 years

During the three months ended March 31, 2016, options to purchase 12,117 shares of common stock were exercised, with a weighted-average exercise price of $3.48.

Employee Stock Purchase Plan
The weighted-average fair value of each purchase right granted during the three months ended March 31, 2016 and 2015 was $2.91 and $7.62, respectively. For the three months ended March 31, 2016 and 2015, the fair values were estimated using the Black-Scholes valuation model using the following weighted-average assumptions:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Risk-free interest rate	0.8%	0.4%
Expected annual dividend yield	—	—
Expected stock price volatility	63.5%	70.3%
Expected term of options	1.3 years	1.2 years

5. Cash, Cash Equivalents and Available-for-Sale Securities
The following is a summary of cash, cash equivalents and available-for-sale securities:

	March 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents due in 90 days or less	$113,755	$—	$—	$113,755
Available-for-sale securities:
Corporate obligations due in one year or less	50,437	32	(1)	50,468
Asset-backed securities due in one year or less	11,961	5	—	11,966
U.S. government-sponsored enterprise obligations due in one year or less	16,775	4	—	16,779
Total available-for-sale securities	79,173	41	(1)	79,213
Total cash, cash equivalents and available-for-sale securities	$192,928	$41	$(1)	$192,968

	December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents due in 90 days or less	$188,170	$—	$—	$188,170
Available-for-sale securities:
Corporate obligations due in one year or less	46,049	52	(4)	46,097
Asset-backed securities due in one year or less	10,967	—	(3)	10,964
Total available-for-sale securities	57,016	52	(7)	57,061
Total cash, cash equivalents and available-for-sale securities	$245,186	$52	$(7)	$245,231

We held four debt securities at March 31, 2016 that had been in an unrealized loss position for less than 12 months and no debt securities that had been in an unrealized loss position for 12 months or greater. The fair value of these securities was $20.7 million. There were no material unrealized losses from these securities. We evaluated our securities for other-than-temporary impairments based on quantitative and qualitative factors. We considered the decline in market value for these securities to be primarily attributable to current economic and market conditions. It is not more likely than not that we will be required to sell these securities, and we do not intend to sell these securities before the recovery of their amortized cost basis. Based on our analysis, we do not consider these investments to be other-than-temporarily impaired as of March 31, 2016.

As of March 31, 2016, we held five securities in financial institutions and other corporate debt securities located in Japan, the United Kingdom, Australia and Switzerland with an aggregate fair value of $32.7 million. These securities are short term in nature and are scheduled to mature within twelve months. There were no material unrealized losses from these securities. Based on our analysis, we do not consider these investments to be other-than-temporarily impaired as of March 31, 2016.

We had no material realized gains or losses on our available-for-sale securities for the three months ended March 31, 2016 and 2015. There were no other-than-temporary impairments recognized for the three months ended March 31, 2016 and 2015.

6. Fair Value
We use a valuation hierarchy for disclosure of the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs, which we consider the highest level inputs, are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. The classification of a financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. For our fixed income securities, we reference pricing data supplied by our custodial agent and nationally known pricing vendors, using a variety of daily data sources, largely readily-available market data and broker quotes. We validate the prices provided by our third party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our pricing services as of March 31, 2016 and December 31, 2015.

The following table provides the assets carried at fair value measured on a recurring basis as of March 31, 2016:

	Level 1	Level 2
	(in thousands)
Assets:
Cash and cash equivalents	$102,994	$10,761
Corporate obligations (including commercial paper)	—	50,468
Asset-backed securities	—	11,966
U.S. government-sponsored enterprise obligations	—	16,779
Total	$102,994	$89,974

The fair value of the available-for-sale securities and cash and cash equivalents (including asset types listed below with maturities of three months or less at the time of purchase) is based on the following inputs:

•	Corporate Obligations:

•	Commercial paper: calculations by custodian based on the three month Treasury bill published on the last business day of the month.

•	Other: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data, including TRACE® reported trades.

•
Asset-Backed Securities: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data, new issue data, monthly payment information and collateral performance.

•
U.S. Government-Sponsored Enterprise Obligations: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including TRACE® reported trades.

The carrying amounts reflected in the condensed consolidated balance sheets for prepaid expenses and other current assets, other assets, accounts payable and accrued expenses approximate their fair value due to their short-term maturities.

There have been no changes to the valuation methods during the three months ended March 31, 2016. We evaluate transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1 and Level 2 during the three months ended March 31, 2016. We had no available-for-sale securities that were classified as Level 3 at any point during the three months ended March 31, 2016 or during the year ended December 31, 2015.

7. Prepaid expenses and other current assets
Prepaid expenses and other current assets consist of the following:

	March 31, 2016	December 31, 2015
	(in thousands)
Prepaid comparator drug	$1,756	$—
Other prepaid expenses	9,969	6,898
Other current assets	844	1,383
Short-term receivable (note 11)	2,504	1,185
Total prepaid expenses and other current assets	$15,073	$9,466

8. Collaborations
AbbVie
On September 2, 2014, we entered into a collaboration and license agreement with AbbVie Inc., or AbbVie, which we refer to as the AbbVie Agreement. Under the AbbVie Agreement, we are collaborating with AbbVie to develop and commercialize products containing duvelisib, an oral, dual inhibitor of the delta and gamma isoforms of phosphoinositide-3-kinase, or PI3K, which we refer to as Duvelisib Products, in oncology indications. IPI-549, an orally administered, selective PI3K-gamma inhibitor, is excluded from the collaboration. Under the terms of the AbbVie Agreement, we have granted to AbbVie licenses under applicable patents, patent applications, know-how and trademarks to develop, commercialize and manufacture Duvelisib Products in oncology indications. These licenses are generally co-exclusive with rights we retain, except that we have granted AbbVie exclusive licenses to commercialize Duvelisib Products outside the United States. We and AbbVie retain the rights to perform our respective obligations and exercise our respective rights under the AbbVie Agreement, and we and AbbVie may each grant sublicenses to affiliates or third parties.

Under the AbbVie Agreement, we and AbbVie have created a governance structure, including committees and working groups to manage the development, manufacturing and commercialization responsibilities for Duvelisib Products. Generally, we and AbbVie must mutually agree on decisions, although in specified circumstances either we or AbbVie would be able to break a deadlock.

We and AbbVie share oversight of development and have each agreed to use diligent efforts, as defined in the AbbVie Agreement, to carry out our development activities under an agreed upon development plan. We have primary responsibility for the conduct of development of Duvelisib Products, unless otherwise agreed, and AbbVie has responsibility for the conduct of certain contemplated combination clinical studies, including those examining duvelisib and venetoclax, which we refer to as the AbbVie Studies. The development and manufacturing costs for the AbbVie Studies are shared equally. During the three months ended March 31, 2016 and March 31, 2015, we recognized an expense of $0.6 million and $0.2 million, respectively, in research and development expense related to our share of the AbbVie Studies cost.

We have the responsibility to manufacture Duvelisib Products until we transition manufacturing responsibility to AbbVie, which we expect to occur as promptly as practicable while ensuring continuity of supply. Excluding the AbbVie Studies, we are responsible for all costs to develop and manufacture Duvelisib Products up to a maximum amount of $667 million after which we will share Duvelisib Product development and manufacturing costs equally with AbbVie. During the three months ended March 31, 2016 and March 31, 2015, we recognized an expense of $3.8 million and $1.0 million, respectively, in research and development expense related to costs incurred by AbbVie for other than the AbbVie Studies.

We and AbbVie share operational responsibility and decision making authority for commercialization of Duvelisib Products in the United States. Specifically, we have the primary responsibility for advertising, distribution, and recording product sales, and we share certain other commercialization functions with AbbVie. Assuming regulatory approval, we and AbbVie are obligated to each provide half of the sales representative effort to promote Duvelisib Products in the United States. Outside the United States, AbbVie has, with limited exceptions, operational responsibility and decision making authority to commercialize Duvelisib Products. We and AbbVie will share the cost of manufacturing and supply for commercialization of Duvelisib Products in the United States, and AbbVie will bear the cost of manufacturing and supply for commercialization of Duvelisib Products outside the United States. Prior to commercialization and regulatory approval, we will recognize the cost of manufacturing as a component of research and development and the cost of commercialization as a component of general and administrative expenses. Subsequent to regulatory approval and commercial launch, the cost of manufacturing will be recorded as cost of goods sold. During the three months ended March 31, 2016 and 2015, we accounted for AbbVie’s share of the costs as a reduction of the related expense or as additional expense. We recognized an expense of approximately $25,000 and a credit of $0.2 million in research and development expense related to these costs during the three months ended March 31, 2016 and 2015, respectively. During the three months ended March 31, 2016 and 2015, we recognized credits of $1.0 million and $0.3 million, respectively, in general and administrative expense related to these costs.

AbbVie has paid us a non-refundable $275 million upfront payment in 2014 and a $130 million non-refundable milestone payment in November 2015 associated with the completion of enrollment of DYNAMO™ in September 2015. DYNAMO is a Phase 2, open-label, single-arm monotherapy study evaluating the safety and efficacy of duvelisib dosed at 25 mg twice daily, or BID, in approximately 120 patients with indolent non-Hodgkin lymphoma, or iNHL, including follicular lymphoma, marginal zone lymphoma and small lymphocytic lymphoma, whose disease is refractory to rituximab and to either chemotherapy or radioimmunotherapy. Further, AbbVie has agreed to pay us up to an additional $400 million in potential future milestone payments comprised of $125 million associated with the acceptance by the U.S. Food and Drug Administration, or FDA, of the first New Drug Application, or NDA, submission for duvelisib, $75 million associated with the acceptance of the first Marketing Authorization Application, or MAA, submission for duvelisib, up to $75 million associated with the achievement of specified regulatory approval milestones, and up to $125 million associated with the achievement of specified commercialization milestones.

Under the terms of the AbbVie Agreement, we and AbbVie will equally share commercial profits or losses of Duvelisib Products in the United States, including sharing equally the existing royalty obligations to Mundipharma International Corporation Limited, or Mundipharma, and Purdue Pharmaceutical Products L.P., or Purdue, for sales of Duvelisib Products in the United States, as well as sharing equally the existing U.S. milestone payment obligations to Takeda Pharmaceutical Company Limited, or Takeda, our PI3K program licensor. For more information about such obligations, refer to the section below titled "Takeda."

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

Of the $275 million upfront payment received during the year ended December 31, 2014, $159.1 million was allocated to the license, $115.6 million to the development services and $0.3 million to committee services based on the allocation of best estimate of selling price on a relative basis. We determined the best estimate of selling prices for the license unit of accounting based on estimates and assumptions resulting in an expected future cash flow which was discounted based on estimated weighted average cost of capital of 11.5%. We determined the best estimate of selling prices for development and committee services based on the nature of the services to be performed and estimates of the associated efforts and third-party rates for similar services using a discount rate of 8% for development services and 11.5% for committee services. We recognized license revenue upon execution of the arrangement. Revenue related to development services and committee services is being recognized using the proportionate performance method as services are provided over the estimated service period of approximately five years. We have determined that the clinical development milestone achieved on September 30, 2015 was not substantive based on risk and effort involved and, therefore, have applied the proportionate performance method to recognizing the related revenue. Of the $130 million milestone achieved, $75.2 million was allocated to the license, $54.7 million to the development services and $0.1 million to committee services based on the same allocation of best estimate of selling price on a relative basis as determined at the inception of the arrangement. Upon achievement of the milestone on September 30, 2015, we recognized the $75.2 million allocated to the license as revenue and $9.8 million of revenue related to the development and committee services performed from the inception of the AbbVie Agreement through September 30, 2015. During the three months ended March 31, 2016 and March 31, 2015, we recognized $9.3 million and $4.4 million, respectively, of revenue related to the development and committee services. We have recorded the remaining amounts related to development and committee services of $34.3 million and $87.4 million as short-term and long-term deferred revenue, respectively, as of March 31, 2016.

The regulatory and commercialization milestones represent non-refundable amounts that would be paid by AbbVie to us if certain milestones are achieved in the future. We have elected to apply the milestone method of revenue recognition to all remaining milestones. We have determined that all remaining milestones, if achieved, are substantive because (i) they relate solely to past performance, (ii) are commensurate with estimated enhancement of value associated with the achievement of each milestone as a result of our performance, which are reasonable relative to other deliverables and terms of the arrangement, and (iii) are unrelated to the delivery of any further elements under the arrangement.

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

If the AbbVie Agreement is terminated, we would receive all rights to the regulatory filings related to duvelisib upon our request, our license to AbbVie would terminate, and AbbVie would grant us a perpetual, irrevocable license to develop, manufacture and commercialize products containing duvelisib, excluding any compound which is covered by patent rights controlled by AbbVie or its affiliates. This license would be royalty-free, unless the AbbVie Agreement is terminated for material breach, in which case, depending on the breaching party and the timing of the material breach, a royalty rate may be payable by us ranging from a low single-digit percentage to a low double-digit percentage of net sales and, in some cases, subject to a payment cap.

If the AbbVie Agreement is terminated, we would not be entitled to receive payment for any milestone achieved after the notice of termination. Further, if the AbbVie Agreement is terminated, there are certain wind-down obligations to ensure a smooth transition of the responsibilities of the parties including, unless the AbbVie Agreement is terminated by AbbVie for our material breach, the continued conduct of certain development and commercialization activities by AbbVie for a limited transition period and the continued funding by AbbVie of its half of the cost of the AbbVie Studies ongoing at the time of termination, except for those AbbVie Studies that may be transitioned to us following termination.

Takeda
In July 2010, we entered into a development and license agreement with Intellikine, Inc., or Intellikine, under which we obtained rights to discover, develop and commercialize pharmaceutical products targeting the delta and/or gamma isoforms of PI3K, which covers duvelisib and IPI-549, and we paid Intellikine a $13.5 million upfront license fee. In January 2012, Intellikine was acquired by Takeda, acting through its Millennium business unit. We refer to our PI3K inhibitor program licensor as Takeda.

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

We are obligated to pay to Takeda up to $5 million in remaining success-based milestone payments for the development of a product candidate other than duvelisib, which could include IPI-549. We are also obligated to pay Takeda up to an aggregate of $450 million in success-based milestone payments for the approval and commercialization of two distinct products, of which one could be a Duvelisib Product and the other could be a product containing IPI-549. AbbVie has agreed to share in the cost of such milestone payments to the extent related to a Duvelisib Product. Please see above under the heading "AbbVie" for more information. In February 2014, we paid Takeda a $10 million milestone payment in connection with the initiation of DUO™. DUO is a randomized, Phase 3 monotherapy study designed to evaluate the safety and efficacy of duvelisib dosed at 25 mg BID compared to ofatumumab, a monoclonal antibody therapy, in approximately 300 patients with relapsed or refractory chronic lymphocytic leukemia. We recognized the $10 million payment as research and development expense during the year ended December 31, 2014.

On March 31, 2015, we paid a $52.5 million fee to exercise an option that we purchased from Takeda in July 2014 for a one-time upfront payment of $5 million. As a result of our exercise of this option, we are no longer obligated under the amended and restated development and license agreement to pay to Takeda the tiered 7% to 11% royalty with respect to worldwide net sales in oncology indications of products containing or comprised of duvelisib. We recognized the $5 million upfront payment and the $52.5 million exercise payment as research and development expense during the year ended December 31, 2014 and the year ended December 31, 2015, respectively, as there is no alternative future use beyond the existing research and development activities.

Except for Duvelisib Products in oncology indications, we are obligated to pay Takeda tiered royalties ranging from 7% to 11% on worldwide net sales of products described in the agreement, which could include IPI-549 if successfully developed and commercialized. Such royalties are payable until the later to occur of the expiration of specified patent rights and the expiration of non-patent regulatory exclusivities in a country, subject to reduction of the royalties and, in certain circumstances, limits on the number of products subject to a royalty obligation.

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

Our total cost of securing the Loan Commitment was $11.8 million and is comprised of $8.4 million representing the fair value of the 1,000,000 warrants issued on February 24, 2014; $3 million representing the original facility fee; and $0.4 million of transaction costs. As a result of the amendment of the Facility Agreement, the original facility fee was reduced by 50%, or $1.5 million, and we recorded a corresponding decrease in the loan commitment asset. In addition, since our borrowing capacity was reduced by 50%, the remaining loan commitment asset outstanding as of September 22, 2014 was also reduced by 50% resulting in an additional expense of $1.8 million during the year ended December 31, 2014. The total fair value is considered a Loan Commitment Asset which was classified as a current asset on the December 31, 2014 consolidated balance sheet. This amount is considered a fee to secure the Loan Commitment and was being amortized to interest expense on a straight line basis over the draw period. We recorded $0.6 million of interest expense associated with the amortization and write-off of the loan commitment asset pursuant to the modification of the facility for the three months ended March 31, 2015. We did not record any interest expense associated with the amortization and write-off of the loan commitment asset pursuant to the modification of the facility for the three months ended March 31, 2016.

10. Accrued Expenses
Accrued expenses consisted of the following:

	March 31, 2016	December 31, 2015
	(in thousands)
Accrued compensation and benefits	$4,558	$8,732
Accrued drug manufacturing costs	1,524	3,494
Accrued clinical studies	10,206	8,531
Accrued preclinical studies	336	539
Deferred rent, current	258	261
Other	6,070	3,047
Total accrued expenses	$22,952	$24,604

11. Leases
We lease our office and laboratory space under two separate lease agreements with BHX, LLC, as trustee of 784 Realty Trust for space in Cambridge, Massachusetts at 784 Memorial Drive and ARE-770/784/790 Memorial Drive, LLC for space at 780 and 790 Memorial Drive.
784 Memorial Drive Lease Arrangement
On September 25, 2014, we entered into a lease agreement, or the Lease, with BHX, LLC, as trustee of 784 Realty Trust, or the Landlord, for the lease of office space at 784 Memorial Drive. The term of the Lease commenced on November 1, 2014, the Commencement Date, and expires on March 31, 2025, the Expiration Date. Pursuant to the Lease, on the Commencement Date we agreed to lease 61,000 square feet of the leased premises, which represents the entire building, the Leased Premises.

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

Upon the Commencement Date, building construction was initiated to suit our future needs. We were responsible for the construction project, including having responsibility to pay for a portion of the structural elements of the building and bearing the risk of cost overruns. Therefore, we were deemed for accounting purposes to be the owner of the building during the construction period. Accordingly, we determined the fair value of the building as of November 1, 2014 through an independent appraisal and recorded the building as an asset on our condensed consolidated balance sheet, together with a corresponding construction liability, in November 2014 when the lease and construction commenced. On our condensed consolidated balance sheet, we recorded project construction costs as an asset during the construction period and reflected an increase in the construction financing obligation for the amount of Landlord incentives received. The construction was substantially complete, and the Leased Premises was available for occupancy in June 2015. The construction-in-progress was then placed in service, and the construction liability was reclassified to a financing obligation as such transaction did not qualify for sale-leaseback accounting due to our continuing involvement with the property in the form of non-recourse financing to the lessor as well as our obligation to pay for all costs in excess of the specified Landlord allowances. Depreciation on the building and building improvements commenced in June 2015 and will be recorded over the initial term of the lease using a residual value equal to the financing obligation at the end of the lease term, which approximates the net book value using the estimated useful lives of the respective assets. Interest expense is recorded on a monthly basis using an estimated incremental borrowing rate based on comparable 10 year secured financings and commenced in June 2015 when the building was placed into service. In April and May 2015, the construction financing obligation was reduced by that portion of the lease payment allocated to the construction financing obligation principal. Commencing in June 2015, the financing obligation has been, and will continue to be, reduced on a monthly basis by that portion of the lease payment allocated to the financing obligation principal.

At March 31, 2016, future minimum payments under the Lease were approximately $19.6 million, which is composed of $1.5 million for the remainder of 2016, $2.0 million for each of calendar years 2017 through 2019, $2.3 million for the calendar year 2020 and $9.8 million through March 2025.

At March 31, 2016 and December 31, 2015, the accompanying condensed consolidated balance sheet reflects the building and accumulated construction costs of approximately $22.8 million and $23.0 million, respectively, and a financing obligation of approximately $19.9 million and $20.0 million, respectively.

We divide our future lease payments into a portion that is allocated to the financing obligation and a portion that is allocated to the land on which the building is located. The portion of the lease obligation allocated to the land is treated for accounting purposes as an operating lease which commenced in November 2014 and is recorded on a straight-line basis over the initial lease term. Rent expense pertaining to the land was approximately $0.1 million for the three months ended March 31, 2016 and March 31, 2015.

In November 2015 we subleased approximately 12,000 square feet of the Leased Premises to two tenants with initial terms ending in July 2017 and October 2017, respectively. We also granted each tenant an option to extend the term for one year. For the three months ended March 31, 2016, sublease income of approximately $0.2 million is included in other income in our condensed consolidated statements of operations and comprehensive loss and is not offset against rent expense because, for accounting purposes, we are considered the owner of the building. Minimum future sublease income under these noncancelable subleases is approximately $0.6 million for the remainder of 2016 and $0.5 million in 2017.

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

Under the Lease Amendment: (i) the Premises consist of 54,861 square feet, of which 51,000 square feet are located at 780 Memorial Drive, or the 780 Premises, and the remaining 3,861 square feet are located at 790 Memorial Drive, or the 790 Premises; effective February 1, 2016, we surrendered 13,159 square feet of the previously leased 17,020 square feet at the 790 Premises; (ii) we have extended the base term of the Memorial Drive Lease through March 31, 2025; and (iii) we have two separate five-year options to extend the term of the Memorial Drive Lease to 2035 on the same terms and conditions (other than with respect to base rent or any work letter). The Memorial Drive Lease provides that we continued to pay the base rent as provided in the Original Lease until January 31, 2016. The base rent then increased to $69.00 per square foot of the Premises on February 1, 2016 and shall increase again to $70.00 per square foot of the Premises on February 1, 2018. The Memorial Drive Lease provides that no base rent for the Premises was due (i) for the period commencing on February 1, 2015 through July 31, 2015 and (ii) for the period commencing on February 1, 2016 through February 29, 2016, and that no base rent shall be due (i) for the period commencing on February 1, 2017 through February 28, 2017, and (ii) for the period commencing on February 1, 2018 through February 28, 2018. We also received allowances of $3 million for the design and construction of tenant improvements. The total of these allowances of $3 million has been reflected on our condensed consolidated balance sheets as a receivable, with a corresponding amount included in deferred rent liability. Of this $3 million, approximately $2.5 million and $1.2 million has been classified as a current asset at March 31, 2016 and December 31, 2015, respectively, representing the estimated improvements that will be performed within a year. The deferred rent is being amortized to rent expense over the term of the lease. Pursuant to the terms of the Lease Amendment, the security deposit in the form of a letter of credit has been reduced from $1.1 million to $0.6 million. The letter of credit has been included in our accompanying condensed consolidated balance sheets as restricted cash.

We have determined that the proposed improvements on the 780 Premises generally consist of normal tenant improvements and that we will not be deemed for accounting purposes to be the owner of the building during the construction period.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. Some of the information contained in this discussion and analysis and set forth elsewhere in this report, including information with respect to our plans and strategy for our business, the possible achievement of discovery and development goals and milestones, our future discovery and development efforts, our collaborations, and our future operating results and financial position, includes forward-looking statements that involve risks and uncertainties. We often use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “seek,” “target,” “goal,” “potential,” “will,” “would,” “could,” “should,” “continue,” and other words and terms of similar meaning to help identify forward-looking statements, although not all forward-looking statements contain these identifying words. You also can identify these forward-looking statements by the fact that they do not relate strictly to historical or current facts. There are a number of important risks and uncertainties that could cause actual results or events to differ materially from those indicated by forward-looking statements made herein. These risks and uncertainties include those inherent in pharmaceutical research and development, such as adverse results in our drug discovery and clinical development activities, decisions made by the U.S. Food and Drug Administration, or FDA, and other regulatory authorities with respect to the development and commercialization of our product candidates, our ability to obtain, maintain and enforce intellectual property rights for our product candidates, our dependence on our alliance partners, competition, our ability to obtain any necessary financing to conduct our planned activities and other risk factors described herein. We have included, and you should review, important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the section titled “Risk Factors” in Part II, that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Unless required by law, we do not undertake any obligation to update any forward-looking statements.

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
Through the efforts of our dedicated discovery research program, during 2015 we expanded our pipeline with the addition of IPI-549, an orally administered, clinical-stage, immuno-oncology product candidate that selectively inhibits the gamma isoform of PI3K. In addition to duvelisib and IPI-549, we are working to generate new product candidates for potential investigation in oncology.
Product Development Pipeline
Historically, our product development programs have arisen from a combination of internally developed programs and strategic licensing arrangements. We focus on targets that have the potential to fundamentally change how disease is treated and where we believe that we can use our scientific capabilities to identify differentiated product candidates with well-defined development paths. We seek to leverage what we believe to be our innovative approaches to drug discovery and translational medicine and our robust internal capabilities across all of the relevant scientific disciplines, including medicinal chemistry, cell biology, biochemistry, pharmacology and molecular pathology. Our goal is to integrate these disciplines to rapidly identify product candidates and to better understand which populations of patients may benefit most from our product candidates.
The table below summarizes key information about each clinical trial of our product candidates, duvelisib and IPI-549. None of our product candidates is approved for any indication by the United States Food and Drug Administration, or FDA, or any other regulatory agency.

Duvelisib: Dual Inhibitor of PI3K Delta and Gamma
Clinical Trial	Indication	Status
Indolent non-Hodgkin Lymphoma

DYNAMO™	Refractory indolent non-Hodgkin lymphoma	● Phase 2, open-label, single-arm clinical study
● Designed with potential to support accelerated approval
● Primary endpoint: response rate according to the International Working Group, or IWG, criteria
● Enrollment complete: 129 patients
● Expect to report topline data in the third quarter of 2016

CONTEMPO	Previously untreated follicular lymphoma	● Phase 1b/2 open label, two-arm clinical study
● Duvelisib plus obinutuzumab or rituximab
● Targeting approximately 100 patients
● Primary endpoint: Safety; complete response rate according to IWG criteria
● Enrollment ongoing
● Expect to report initial data from this study in the second half of 2016

BRAVURA	Relapsed indolent non-Hodgkin lymphoma	● Phase 3, double-blind, placebo-controlled clinical study
● Duvelisib plus rituximab and bendamustine compared to placebo plus rituximab and bendamustine
● Targeting approximately 600 patients
● Primary endpoint: progression-free survival
● Enrollment ongoing

FRESCO	Relapsed or refractory follicular lymphoma	● Phase 2 randomized clinical study
● Duvelisib plus rituximab compared to a combination of chemotherapies plus rituximab
● Targeting approximately 230 patients
● Primary endpoint: progression-free survival
● Enrollment ongoing

DYNAMO+R	Previously treated follicular lymphoma	● Phase 3 randomized, placebo-controlled clinical study
● Duvelisib plus rituximab compared to placebo plus rituximab
● Study identified for closure

Chronic Lymphocytic Leukemia

DUO™	Relapsed or refractory chronic lymphocytic leukemia	● Phase 3, randomized, monotherapy clinical study of Duvelisib compared to ofatumumab
● Primary endpoint: progression-free survival
● Enrollment complete: 319 patients
● Expect to report topline data in the second half of 2016

Duvelisib: Dual Inhibitor of PI3K Delta and Gamma
Clinical Trial	Indication	Status
SYNCHRONY	Patients with chronic lymphocytic leukemia whose disease has progressed following treatment with a Bruton’s tyrosine kinase inhibitor	● Phase 1b open-label clinical study
● Duvelisib plus obinutuzumab
● Primary endpoint: Safety
● Targeting approximately 64 patients
● Enrollment ongoing

Advanced Hematologic Malignancies

Duvelisib + Venetoclax	Relapsed or refractory indolent or aggressive non-Hodgkin lymphoma, chronic lymphocytic leukemia, or small lymphocytic lymphoma	● Phase 1b/2 open label clinical study
● Duvelisib plus venetoclax
● Targeting approximately 174 patients
● Initiated

IPI-549: PI3K Gamma-Selective Inhibitor

Solid Tumors	Patients with a range of solid tumors, including melanoma and non-small cell lung cancer	● Phase 1 clinical study
● Includes a dose-escalation phase and an expansion phase, and is designed to evaluate IPI-549 as a monotherapy as well as in combination with an anti-PD-1 antibody therapy
● Enrollment ongoing

PI3 Kinase Inhibitor Program
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
Indolent Non-Hodgkin Lymphoma

As part of the DUETTS program in lymphoma, we are conducting DYNAMO™, a Phase 2, open-label, single-arm monotherapy study evaluating the safety and efficacy of duvelisib dosed at 25 mg twice daily in 129 patients with indolent non-Hodgkin lymphoma, or iNHL. DYNAMO enrollment criteria include patients with follicular lymphoma, the most common subtype of iNHL, marginal zone lymphoma, and small lymphocytic lymphoma, or SLL, whose disease is refractory to rituximab, a monoclonal antibody treatment, and to either chemotherapy or radioimmunotherapy and who must have progressed within six months of receiving their last therapy. The primary endpoint of the study is response rate according to the International Working Group, or IWG, Criteria. We completed enrollment in DYNAMO in September 2015 and expect to report topline data early in the third quarter of 2016.

The DYNAMO study is designed with the potential to support accelerated approval of duvelisib in patients with follicular lymphoma and SLL, assuming that we are able to generate positive safety and efficacy data from the study and on the condition that we conduct a confirmatory study. The FDA has granted orphan drug designation to duvelisib for the potential treatment of follicular lymphoma, and has granted fast track designation to the investigation of duvelisib for the treatment of patients with follicular lymphoma who have received at least two prior therapies. The availability of accelerated approval is uncertain and is dependent on a number of factors including whether duvelisib has demonstrated a meaningful benefit relative to available therapies. For a further discussion of certain risks related to our ability to seek accelerated approval for duvelisib, see “Risk Factors—Risks Related to the Discovery, Development and Commercialization of Product Candidates” elsewhere in this report.

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
Chronic Lymphocytic Leukemia
As part of the DUETTS investigation in CLL, we are conducting DUOTM and SYNCHRONY. DUO is a randomized, Phase 3 monotherapy study designed to evaluate the safety and efficacy of duvelisib dosed at 25 mg BID compared to ofatumumab, a monoclonal antibody treatment, in 319 patients with relapsed or refractory CLL. The primary endpoint of the study is progression-free survival. Enrollment of DUO was completed in November 2015, and we expect to report topline data in the second half of 2016 if supported by the interim analysis discussed in more detail below under the heading "Duvelisib Global Regulatory Filings." SYNCHRONY is a Phase 1b trial of duvelisib in combination with obinutuzumab in CLL patients whose disease has progressed following treatment with a Bruton’s tyrosine kinase, or BTK, inhibitor. This study is supported by Phase 1 data of duvelisib in six CLL patients previously treated with ibrutinib, a BTK inhibitor, which was presented in December 2014 at the Annual Meeting of the American Society for Hematology, or ASH 2014. Early clinical activity was observed, with partial responses in one CLL patient and stable disease in five CLL patients. The safety profile of duvelisib in these patients appeared consistent with the safety profile observed in other patients with advanced hematologic malignancies treated with duvelisib in the Phase 1 study. The FDA and the European Medicines Agency, or EMA, have granted orphan drug designation to duvelisib for the potential treatment of CLL and SLL. The FDA has granted fast track designation to the investigation of duvelisib for the potential treatment of patients with CLL who have received at least one prior therapy.
Investigating Duvelisib in Combination with Venetoclax
As part of our collaboration, AbbVie has initiated the first clinical study investigating duvelisib in combination with venetoclax, a first-in-class, investigational, selective B-cell lymphoma 2 inhibitor. This Phase 1b/2 trial is designed to evaluate the safety and activity of duvelisib in combination with venetoclax in approximately 174 patients with relapsed or refractory, iNHL, aggressive non-Hodgkin lymphoma, or aNHL, CLL or SLL. Preclinical data for duvelisib presented at the annual meeting of the American Society of Clinical Oncology in June 2015 demonstrates synergy with standards-of-care and emerging therapeutics in development for hematologic malignancies, including duvelisib in combination with venetoclax. For information regarding our collaboration with AbbVie, please see below under the heading “AbbVie” in the section entitled “Strategic Alliances.”
Duvelisib Global Regulatory Filings
We expect to report topline data from our DYNAMO study early in the third quarter of 2016, and if supported by the DYNAMO data, we anticipate that we will submit a New Drug Application, or NDA, in the fourth quarter of 2016 seeking accelerated approval of duvelisib from the FDA for the treatment of follicular lymphoma and SLL. In addition, we expect to conduct a planned interim analysis of data from our DUO study in the second half of 2016. If supported by the interim analysis of data from our DUO study, we expect to report topline data from our DUO study in the second half of 2016 and submit an NDA in the fourth quarter of 2016 seeking regular approval of duvelisib from the FDA for the treatment of certain patients with CLL. Additionally, if supported by an interim analysis of data from the DUO study and data from our DYNAMO study, we expect that AbbVie will submit a Marketing Authorization Application, or MAA, in the fourth quarter of 2016 seeking approval from the EMA to market duvelisib for certain patients with follicular lymphoma and CLL.

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
If the AbbVie Agreement is terminated, we would receive all rights to the regulatory filings related to duvelisib upon our request, our license to AbbVie would terminate, and AbbVie would grant us a perpetual, irrevocable license to develop, manufacture and commercialize products containing duvelisib, excluding any compound which is covered by patent rights controlled by AbbVie or its affiliates. This license would be royalty-free, unless the AbbVie Agreement is terminated for material breach, in which case, depending on the breaching party and the timing of the material breach, a royalty rate may be payable by us ranging from a low single-digit percentage to a low double-digit percentage of net sales and, in some cases, subject to a payment cap.
If the AbbVie Agreement is terminated, we would not be entitled to receive payment for any milestone achieved after notice of termination. Further, if the AbbVie Agreement is terminated, there are certain wind-down obligations to ensure a smooth transition of the responsibilities of the parties including, unless the AbbVie Agreement is terminated by AbbVie for our material breach, the continued conduct of certain development and commercialization activities by AbbVie for a limited transition period and the continued funding by AbbVie of its half of the cost of the AbbVie Studies ongoing at the time of termination, except for those AbbVie Studies that may be transitioned to us following termination.
Takeda
In July 2010, we entered into a development and license agreement with Intellikine, Inc., or Intellikine, under which we obtained rights to discover, develop and commercialize pharmaceutical products targeting the delta and/or gamma isoforms of PI3K, which covers duvelisib and IPI-549, and we paid Intellikine a $13.5 million upfront license fee. In January 2012,

Intellikine was acquired by Takeda, acting through its Millennium business unit. We refer to our PI3K inhibitor program licensor as Takeda.
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
We are obligated to pay to Takeda up to $5 million in remaining success-based milestone payments for the development of a product candidate other than duvelisib, which could include IPI-549. We are also obligated to pay Takeda up to an aggregate of $450 million in success-based milestone payments for the approval and commercialization of two distinct products, of which one could be a Duvelisib Product and the other could be a product containing IPI-549. AbbVie has agreed to share in the cost of such milestone payments to the extent related to a Duvelisib Product. Please see above under the heading "AbbVie" for more information. In February 2014, we paid Takeda a $10 million milestone payment in connection with the initiation of DUO, our Phase 3 study of duvelisib in patients with relapsed or refractory CLL. On March 31, 2015, we paid a $52.5 million fee to exercise an option that we purchased from Takeda in July 2014 for a one-time upfront payment of $5 million. As a result of our exercise of this option, we are no longer obligated under the amended and restated development and license agreement to pay to Takeda tiered royalties with respect to worldwide net sales in oncology indications of products containing or comprised of duvelisib.
Except for duvelisib products in oncology indications, we are obligated to pay Takeda tiered royalties ranging from 7% to 11% on worldwide net sales of products described in the agreement, which could include IPI-549 if successfully developed and commercialized. Such royalties are payable until the later to occur of the expiration of specified patent rights and the expiration of non-patent regulatory exclusivities in a country, subject to reduction of the royalties and, in certain circumstances, limits on the number of products subject to a royalty obligation.
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
Under the terms of the 2012 Termination Agreements we are obligated to pay Mundipharma and Purdue a 4% royalty in the aggregate, subject to reduction as described below, on worldwide net sales of products that were covered by the alliance until such time as they have recovered approximately $260 million, representing the research and development funding paid to us for research and development services performed by us through the termination of the strategic alliance. After this cost recovery, our royalty obligations to Mundipharma and Purdue will be reduced to a 1% royalty on net sales in the United States of products that were previously subject to the strategic alliance. All payments are contingent upon the successful commercialization of products that were subject to the alliance, which products require significant further development. As such, there is significant uncertainty about whether any such products will ever be approved or commercialized. If no products are commercialized, no payments will be due by us to Mundipharma and Purdue; therefore, no amounts have been accrued.
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

Financial Overview
Revenue
To date, all of our revenue has been generated under research collaboration agreements, and all our revenue during 2015 and during the three months ended March 31, 2016 was derived from our strategic alliance with AbbVie. The terms of these research collaboration agreements may include payment to us of non-refundable, upfront license fees, funding or reimbursement of research and development efforts, milestone payments if specified objectives are achieved, and/or royalties on product sales. We evaluate all deliverables within an arrangement to determine whether or not they provide value on a stand-alone basis. Based on this evaluation, the deliverables are separated into units of accounting. For each unit of accounting identified within an arrangement, we determine the period over which the performance obligation occurs. Revenue is then recognized using the proportional performance method. The proportional performance method is used when the level of effort to complete the performance obligations under an arrangement can be reasonably estimated. We recognize revenue based upon our best estimate of the selling price for each element when there is no other means to determine the fair value of that item and allocate the consideration based on the relative values. The process for determining the best estimate of the selling price involves significant judgment and estimates.
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

General and Administrative Expense
General and administrative expense primarily consists of compensation of personnel in executive, finance, accounting, legal, information technology infrastructure, corporate communications, corporate development, human resources and commercial functions. Other costs include facilities costs not otherwise included in research and development expense, external expenses in preparation for the potential 2017 duvelisib launch and professional fees for legal and accounting services. General and administrative expense also consists of the costs of maintaining our intellectual property portfolio.

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

There have been no material changes to our critical accounting policies during the three months ended March 31, 2016. Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2015 for a discussion of our critical accounting policies and significant judgments and estimates.

Results of Operations
The following tables summarize our results of operations for each of the three months ended March 31, 2016 and 2015, together with the change in these items in dollars and as a percentage:

	Three Months Ended March 31,		$ Change	% Change
	2016	2015
	(in thousands)
Collaboration revenue	$9,256	$4,363	$4,893	112%
Research and development expense:
Programs	(39,188)	(35,928)	(3,260)	9%
Takeda payments	—	(52,500)	52,500	(100)%
Total research and development expense	(39,188)	(88,428)	49,240	(56)%
General and administrative expense	(10,836)	(8,550)	(2,286)	27%
Interest expense	(309)	(647)	338	(52)%
Investment and other income (loss)	413	(40)	453	(1,133)%

Revenue
Collaboration revenue for the three months ended March 31, 2016 and 2015 relates to research and development revenue from our collaboration agreement with AbbVie.

We recognized license revenue upon execution of the agreement and completion of enrollment in our DYNAMO study. Revenue related to development services and committee services are being recognized using the proportionate performance method as services are provided over the estimated service period of approximately five years. During the three months ended March 31, 2016 and 2015, we recognized $9.3 million and $4.4 million, respectively, of revenue related to the development and committee services. We have recorded the remaining amount related to development and committee services of $34.3 million and $87.4 million as short-term and long-term deferred revenue, respectively, as of March 31, 2016.

The regulatory and commercialization milestones represent non-refundable amounts that would be paid by AbbVie to us if certain milestones are achieved in the future. We have elected to apply the milestone method of revenue recognition to these milestones. We have determined that all remaining milestones, if achieved, are substantive as they relate solely to past performance, are commensurate with estimated enhancement of value associated with the achievement of each milestone as a result of our performance, which are reasonable relative to other deliverables and terms of the arrangement, and are unrelated to the delivery of any further elements under the arrangement.

Research and Development Expense
The $3.3 million increase in research and development programs expense for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 was primarily due to an increase of $1.8 million in clinical expenses related to development activities for duvelisib, including charges from AbbVie for costs incurred by AbbVie for other than the AbbVie Studies and for our share of the AbbVie Studies and an increase in research and development staffing expense of $1.0 million.

The $52.5 million decrease in Takeda payments included in research and development expense for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 was due to the $52.5 million payment we made to Takeda during the three months ended March 31, 2015 in connection with our exercise of an option we purchased from Takeda for $5 million in July 2014 to eliminate our obligation to pay Takeda a tiered 7% to 11% royalty with respect to worldwide net sales in oncology indications of products containing or comprised of duvelisib.

We began to track and accumulate expenses by major program starting on January 1, 2006. These expenses primarily relate to payroll and related expenses for personnel working on our programs, process development and manufacturing, preclinical toxicology studies, clinical trial costs and allocated costs of facilities. During the three months ended March 31, 2016 and 2015, and from January 1, 2006 through March 31, 2016, we estimate that we incurred the following expenses by program:

Program	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	January 1, 2006 to March 31, 2016
	(in millions)
PI3K inhibitor (1)	$38.0	$84.9	$510.4
Hsp90 inhibitor	—	0.1	137.8
Hedgehog pathway inhibitor	—	—	164.1

(1)
Includes an upfront license fee of $13.5 million in 2010, $4 million in development milestones in 2011, $14.4 million recorded as fair value for the release payment for the amended and restated Takeda agreement and $6 million in development milestones in 2012, $10 million development milestone payment and a $5 million option fee payment in 2014, as well as a $52.5 million payment related to the exercise of this option to Takeda in 2015.

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

Because of the risks inherent in drug discovery and development, we cannot reasonably estimate or know:

•	the nature, timing and estimated costs of the efforts necessary to complete the development of our programs;

•	the completion dates of these programs; or

•	the period in which material net cash inflows are expected to commence, if at all, from the programs described above and any potential future product candidates.

There is significant uncertainty regarding our ability to successfully develop any product candidates. These risks include the uncertainty of:

•	the scope, rate of progress and cost of our clinical trials that we are currently conducting or may commence in the future;

•	the scope and rate of progress of our preclinical studies and other research and development activities;

•	clinical trial results;

•	the cost of establishing clinical supplies of any product candidates;

•	the cost and availability of comparator drugs;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights relating to our programs under development;

•	the terms and timing of any strategic alliance, licensing and other arrangements that we have or may establish in the future relating to our programs under development;

•	the cost and timing of regulatory approvals; and

•	the effect of competing technological and market developments.

General and Administrative Expense
The $2.3 million increase in general and administrative expense for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 is primarily attributable to an increase of $1.7 million in compensation costs primarily due to an increase in staffing, an increase of $0.4 million in consulting expenses and an increase of $0.3 million related to external commercial expenses in preparation for the potential 2017 duvelisib launch.

Interest Expense
Interest expense for the three months ended March 31, 2016 is due to the financing obligation related to our 784 Memorial Drive lease. Interest expense for the three ended March 31, 2015 is related to the amortization of the loan commitment asset recognized under our Facility Agreement with Deerfield, which ended in February 2015.

Investment and Other Income (Loss)
Investment and other income (loss) increased in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 primarily as a result of income from subleases at 784 Memorial Drive and an increase in interest income due to higher yields.

Liquidity and Capital Resources
We have not generated any revenue from product sales to date, and we do not expect to generate any such revenue for at least the next year, if at all. We have instead relied on the proceeds from sales of equity securities, debt, interest on investments, up-front license fees, expense reimbursement, and milestones and cost sharing under our collaborations to fund our operations. Our available-for-sale debt securities primarily trade in liquid markets, and the average days to maturity of our portfolio, as of March 31, 2016, is less than six months. Because our product candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability.

Our significant capital resources are as follows:

	March 31, 2016	December 31, 2015
	(in thousands)
Cash, cash equivalents and available-for-sale securities	$192,968	$245,231
Working capital	141,269	184,641

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Cash provided by (used in):
Operating activities	$(51,873)	$(99,658)
Takeda payments (included in operating activities above)	—	(59,167)
Investing activities	(22,483)	14,136
Capital expenditures (included in investing activities above)	(270)	(1,112)
Financing activities	(59)	1,162

Cash Flows
The principal use of cash in operating activities in all periods presented was related to our research and development programs. Our cash flow used in operating activities for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, decreased primarily due to decreased operating expenses, including a $52.5 million payment in March 2015 to Takeda associated with the exercise of an option that we purchased in July 2014 to eliminate our obligation to pay Takeda a tiered 7% to 11% royalty with respect to worldwide net sales in oncology indications of products containing or comprised of duvelisib and $6.7 million related to the final installment on a release payment. Our cash flow used in operating activities in future periods may vary significantly due to various factors, including potential cash inflows from future collaboration agreements and potential cash outflows for licensing new programs from third parties. We cannot be certain whether and when we may enter into any such collaboration agreements or in-licenses.

AbbVie paid us a $130 million non-refundable milestone payment in November 2015 associated with the completion of enrollment in DYNAMO in September 2015, and a $275 million upfront payment during the year ended December 31, 2014. Further, AbbVie has agreed to pay us up to an additional $400 million in potential future milestone payments comprised of $125 million associated with the acceptance by the FDA of the first NDA submission for duvelisib, $75 million associated with the acceptance of the first MAA submission for duvelisib, up to $75 million associated with the achievement of specified regulatory approval milestones, and up to $125 million associated with the achievement of specified commercialization milestones.

On February 24, 2014, we entered into a Facility Agreement with Deerfield. The draw period has expired without our having drawn down on the Facility Agreement. During the three months ended March 31, 2015, we paid a $1.5 million fee to Deerfield related to not drawing down any amount under the Facility Agreement.

Net cash from investing activities for the three months ended March 31, 2016 included purchases of available-for-sale securities of $34.3 million and proceeds of $12.1 million from maturities of available-for-sale securities. Capital expenditures primarily consisted of leasehold improvements related to 780 Memorial Drive.

Net cash from financing activities for the three months ended March 31, 2016 included approximately $43,000 of proceeds from issuances of common stock in connection with stock option exercises related to stock incentive plans, which was offset by $0.1 million of payments on the financing obligation related to our 784 Memorial Drive lease.

Operating Capital Requirements
We will need substantial additional funds to support our planned operations. AbbVie has paid us a $130 million enrollment milestone payment during the year ended December 31, 2015 and a $275 million upfront payment during the year ended December 31, 2014. In addition, AbbVie has agreed to pay us up to an aggregate of $400 million in future potential milestone payments associated with the achievement of specified regulatory and commercialization events. We expect to accrue in 2016 the next two anticipated milestones of $125 million associated with the acceptance by the FDA of the first NDA submission for duvelisib and $75 million associated with the acceptance of the first MAA submission for duvelisib. In the absence of additional funding or business development activities, we believe that our existing cash, cash equivalents and marketable securities will be adequate to satisfy our capital needs through the first quarter of 2017. We have not included any of the $400 million of potential future AbbVie milestone payments in this forecast. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize one of our current or future product candidates. Until we can generate sufficient levels of cash from operations, which we do not expect to achieve for at least the next two years, if at all, and because sufficient funds may not be available to us when needed from collaborations, we expect that we will be required to continue to fund our operations in part through the sale of debt or equity securities, or through licensing select programs or partial economic rights that include up-front, royalty and/or milestone payments. Our need to raise additional funds may be accelerated if our research and development expenses exceed our current expectations, if we acquire a third party, or if we acquire or license rights to additional product candidates or new technologies from one or more third parties. Our need to raise additional funds may also be accelerated for other reasons, including, without limitation, if:

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

There have been no material changes to our contractual obligations during the three months ended March 31, 2016.

We are obligated to pay to Takeda up to $5 million in remaining success-based milestone payments for the development of a product candidate other than duvelisib, which could include IPI-549. We are also obligated to pay Takeda up to an aggregate of $450 million in success-based milestone payments for the approval and commercialization of two distinct products, of which one could be a Duvelisib Product and the other could be a product containing IPI-549. AbbVie has agreed to share in the cost of such milestone payments to the extent related to a Duvelisib Product. Please see the "Strategic Alliances" section, under the heading "AbbVie" for more information. Because the achievement of these milestones had not occurred as of March 31, 2016, such contingencies have not been recorded in our financial statements.

Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2015 for a discussion of our judgments and estimates.

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

A hypothetical 100 basis point increase in interest rates would result in an approximate $0.2 million decrease in the fair value of our investments as of March 31, 2016, as compared to an approximate $0.4 million decrease as of December 31, 2015. We have the ability to hold our fixed income investments until maturity and, therefore, we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 4.	Controls and Procedures
Our management, with the participation of our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our principal executive and financial officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors
You should carefully consider the following risk factors, in addition to other information included in this quarterly report on Form 10-Q, in evaluating Infinity and our business. If any of the following risks occur, our business, financial condition and operating results and strategic plans could be materially adversely affected. These risk factors restate and supersede the risk factors set forth under the heading “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2015.
Risks Related to Our Financial Position and Need for Additional Capital
We have a history of operating losses, expect to incur significant and increasing operating losses in the future, may never become profitable, or if we become profitable, we may not remain profitable.
We have a limited operating history for you to evaluate our business. We have no approved products and have generated no product revenue from sales. We have primarily incurred operating losses. As of March 31, 2016, we had an accumulated deficit of $636.3 million. We expect to continue to spend significant resources to fund the research and development of duvelisib and our other product candidates. While we may have net income in some periods as the result of non-recurring collaboration revenue, we expect to incur substantial operating losses over the next several years as our clinical trial and drug manufacturing activities increase. In addition, in connection with seeking and possibly obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. As a result, we expect that our accumulated deficit will also increase significantly.
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
In the absence of additional funding or business development activities and based on our current operating plans, we believe that our existing cash, cash equivalents and available-for-sale securities at March 31, 2016 will be adequate to satisfy our capital needs through the first quarter of 2017. Until we can generate sufficient levels of cash from operations, which we do not expect to achieve for at least the next two years, if at all, and because sufficient funds may not be available to us when needed from collaborations, we expect that we will be required to continue to fund our operations in part through the sale of debt or equity securities, and/or through licensing select programs or partial economic rights that could include payments to us of up-front, royalty and/or milestone payments. Our need to raise additional funds may be accelerated if our research and development or commercialization expenses exceed our current expectation, if we acquire a third party, or if we acquire or license rights to additional product candidates or new technologies from one or more third parties. Our need to raise additional funds may also be accelerated for other reasons, including without limitation if:

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
For example, we are evaluating duvelisib, our most advanced product candidate, in all phases of clinical development. If any of these trials or other trials of our product candidates are successful, we may need to conduct further clinical trials and will need to apply for regulatory approval before we may market or sell any of our future products. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that none of the product candidates we are developing, or may in the future develop, either alone or with collaborators, will obtain marketing approval. Even if one or more of our product candidates has a beneficial effect, that effect may not be detected during clinical evaluation as a result of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials. Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any. Similarly, in our clinical trials we may fail to detect toxicity of or intolerability caused by our product candidates, or mistakenly believe that our product candidates are toxic or not well tolerated when that is not in fact the case.
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
Adverse events or undesirable side effects caused by, or other unexpected properties of, any current or future product candidates that we may develop could cause us, any collaborators, an institutional review board or regulatory authorities to interrupt, delay or halt clinical trials of one or more of our product candidates and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. If any of our product candidates is associated with adverse events or undesirable side effects or has properties that are unexpected, we, or any collaborators, may need to abandon development or limit development of that product candidate to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause undesirable or unexpected side effects that prevented further development of the compound. We believe this to be the case with idelalisib, a PI3K delta inhibitor of Gilead Sciences, Inc., or Gilead, a key competitor of ours. Gilead, which received approval from the FDA to market idelalisib for the treatment of chronic lymphocytic leukemia, or CLL, follicular lymphoma and small lymphocytic lymphoma, or SLL, confirmed that they are stopping six clinical trials in patients with CLL, SLL and indolent non-Hodgkin lymphoma, or iNHL, following reports of increased rates of adverse events, including deaths, in trials evaluating idelalisib in combination with other cancer therapies.
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
Product development costs for us, or any collaborators, will increase if we, or they, experience delays in testing or pursuing marketing approvals and we, or they, may be required to obtain additional funds to complete clinical trials and prepare for possible commercialization of our product candidates. We do not know whether any preclinical tests or clinical trials will begin as planned, will need to be restructured, or will be completed on schedule or at all. Significant preclinical study or clinical trial delays also could shorten any periods during which we, or any collaborators, may have the exclusive right to commercialize our product candidates or allow our competitors, or the competitors of any current or future collaborators, to bring products to market before we, or any collaborators, do and impair our ability, or the ability of any collaborators, to successfully commercialize our product candidates and may harm our business and results of operations. We have designed our DYNAMO study with the potential to support accelerated approval of duvelisib for the treatment of follicular lymphoma and SLL, indications for which Gilead has received accelerated approval to manufacture and market idelalisib. If we experience delays in the conduct of our DYNAMO study, or Gilead is able to complete a confirmatory study and receive full approval to market idelalisib for the treatment of follicular lymphoma or SLL faster than anticipated, our efforts to seek accelerated approval for duvelisib for the treatment of follicular lymphoma or SLL may be materially adversely affected. In addition, many of the factors that lead to clinical trial delays may ultimately lead to the denial of marketing approval of any of our product candidates.
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

In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. If we fail to receive positive results in clinical trials of our product candidates, the development timeline and regulatory approval and commercialization prospects for our most advanced product candidates and, correspondingly, our business and financial prospects, would be negatively impacted.
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

Additionally, the availability of safe and effective treatments for the relevant disease being studied may impact patient enrollment in our clinical trials. For example, AbbVie has received approval to manufacture and market ibrutinib, a Bruton's tyrosine kinase, or BTK, inhibitor for the treatment of CLL, an indication for which we are currently evaluating duvelisib in our DUO™ and SYNCHRONY clinical trials, and Gilead has received accelerated approval to manufacture and market idelalisib for the treatment of follicular lymphoma and SLL, indications for which we are currently evaluating duvelisib.
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
Even if we receive regulatory approval for any of our product candidates, we will have tested them in only a small number of patients in carefully defined subsets and over a limited period of time during our clinical trials. If our applications for marketing are approved and more patients begin to use our products, or patients use our products for a longer period of time, the product candidate might be less effective than indicated by our clinical trials. Furthermore, new risks and side effects associated with our products may be discovered or previously observed risks and side effects may become more prevalent and/or clinically significant, as was the case with Gilead’s idelalisib, a PI3K delta-specific inhibitor and a key competitor of ours. Gilead, which received approval from the FDA to market idelalisib for the treatment of CLL, follicular lymphoma and SLL, confirmed that they are stopping six clinical trials in patients with CLL, SLL and iNHL following reports of increased rates of adverse events, including deaths, in trials evaluating idelalisib in combination with other cancer therapies.
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
The FDA and other regulatory agencies continue to review products even after they receive initial approval. If we receive approval to commercialize any of our product candidates, the manufacturing, marketing and sale of these drugs will be subject to continuing regulation, including compliance with quality systems regulations, the FDA's current good manufacturing practices, or cGMPs, adverse event requirements and prohibitions on promoting a product for unapproved uses. Enforcement actions resulting from our failure to comply with government and regulatory requirements could result in fines, suspension of approvals, withdrawal of approvals, product recalls, product seizures, mandatory operating restrictions, criminal prosecution, civil penalties and other actions that could impair the manufacturing, marketing and sale of our product candidates and our ability to conduct our business.
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
Duvelisib is a dual inhibitor of the delta and gamma isoforms of PI3K. We are aware of a number of companies developing product candidates or selling products directed to isoforms of PI3K. Specifically, we believe that Gilead; Incyte Corporation; Acerta Pharma BV; TG Therapeutics, Inc., and Hutchison China Meditech Ltd. are conducting clinical trials of drugs that target the delta isoform of PI3K. We also believe that Rhizen Pharmaceuticals S.A. is conducting clinical trials of a drug that targets both the delta and gamma isoforms of PI3K. We also believe that SignalRx Pharmaceuticals is conducting a clinical trial of a drug that targets the delta, gamma, and alpha isoforms of PI3K, and that Novartis AG, Bayer, and Genentech are each conducting clinical trials of drugs that target the delta, gamma, alpha, and beta isoforms of PI3K.
Additionally, many companies are developing product candidates or selling products directed to disease targets such as BTK, B-cell lymphoma 2 (or BCL-2), Janus Kinase (or JAK), B-lymphocyte antigen CD-19, and programmed death 1/ligand 1 (or PD-1/PD-L1), Cluster of Differentiation 79B antibody-drug conjugate (or CD79B ADC), and pleiotropic pathways in the fields of hematology-oncology, including in the specific diseases for which we are currently developing duvelisib, or for which we may develop duvelisib in the future, including: AbbVie; Pharmacyclics LLC, a wholly-owned subsidiary of AbbVie; BeiGene Co., Ltd; Janssen Biotech through its collaboration with AbbVie; Celgene Corporation; a joint collaboration between Gilead and Ono Pharmaceutical Group under their exclusive license agreement; Acerta Pharma BV; Incyte Corporation; MorphoSys AG; Novartis AG; Roche Group and its subsidiary Genentech; Bristol-Myers Squibb Company; and AstraZeneca PLC.
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

•	does not perform its obligations as expected;

•	does not have sufficient resources necessary or is otherwise unable to carry the product candidate through clinical development, regulatory approval and commercialization;

•	cannot obtain the necessary regulatory approvals;

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
Our product candidates require precise, high quality manufacturing. The third-party manufacturers on which we rely may not be able to comply with cGMPs, and other applicable government regulations and corresponding foreign standards. These regulations govern manufacturing processes and procedures and the implementation and operation of systems to control and assure the quality of products. The FDA and foreign regulatory authorities may, at any time, audit or inspect a manufacturing facility to ensure compliance with cGMPs and other quality standards. Any failure by our contract manufacturers to achieve and maintain high manufacturing and quality control standards could result in the inability of our product candidates to be released for use in one or more countries. In addition, such a failure could result in, among other things, patient injury or death, product liability claims, penalties or other monetary sanctions, the failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and/or criminal prosecution, any of which could significantly and adversely affect supply of our product candidates and seriously hurt our business.
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
We are party to several license agreements under which we license patent rights and other intellectual property related to our business, including an amended and restated development and license agreement with Takeda under which we obtained rights to discover, develop and commercialize pharmaceutical products targeting the delta and/or gamma isoforms of PI3K, including duvelisib and IPI-549. We may enter into additional license agreements in the future. Our license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with our obligations under these licenses, our licensors may have the right to terminate these license agreements, in which event we might not be able to market any product that is covered by these agreements, or our licensors may convert the license to a non-exclusive license, which could adversely affect the value of the product candidate being developed under the license agreement. Termination of these license agreements or reduction or elimination of our licensed rights may also result in our having to negotiate new or reinstated licenses with less favorable terms. If we fail to use diligent efforts to develop and commercialize products licensed under the Takeda Agreement, for example, we could lose our license rights under that agreement, including rights to duvelisib.
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
Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we are prosecuting patents. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent, which is limited to the approved indication (or any additional indications approved during the period of extension). However, the applicable authorities, including the FDA and the PTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. If this occurs, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.
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
In order to market and sell our medicines in the European Union and many other jurisdictions, we or our third party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, a product must be approved for reimbursement before the product can be approved for sale in that country. We or our third party collaborators may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.
Although we have received fast track designation by the FDA for duvelisib for a certain indication, that designation may not actually lead to a faster development or regulatory review or approval process and it does not ensure that we will receive marketing approval.
The FDA has designated as a fast track development program both the investigation of duvelisib for treatment of patients with follicular lymphoma who have received at least two prior therapies and the investigation of duvelisib for the treatment of patients with CLL who have received at least one prior therapy. Any drug sponsor may apply for such designation if their product candidate is intended for the treatment of a serious or life-threatening disease or condition and the product candidate demonstrates the potential to address an unmet medical need. The FDA has broad discretion whether or not to grant fast track designation. Although duvelisib has received such designation, this may not actually result in a faster development process, review or approval compared to standard FDA procedures. The FDA may withdraw fast track designation if it believes that the clinical development program does not continue to meet the criteria for fast track designation.
We may not qualify for accelerated approval or expedited review for any of our product candidates, and qualification for such programs does not guarantee we will be able to develop or market our product more quickly.
Some of our product candidates may be eligible for the FDA’s programs that are designed to facilitate the development and expedite the review of certain drugs such as the FDA’s accelerated approval program, but we cannot provide any assurance that any of our product candidates will qualify for one or more of these programs. Even if a product candidate qualifies for one or more of these programs, the FDA may later decide that the product candidate no longer meets the conditions for qualification. For example, the DYNAMO™ study is designed with the potential to support accelerated approval of duvelisib for treatment of patients with follicular lymphoma or SLL. The availability of accelerated approval is dependent on a number of factors including whether we generate positive safety and efficacy data from the study and duvelisib has demonstrated a meaningful benefit over available therapies. In addition, even after receiving accelerated approval, companies are required to conduct studies to confirm the anticipated clinical benefit of a drug, known as confirmatory trials. If the confirmatory trial shows that the drug actually provides a clinical benefit, then the FDA grants regular approval for the drug. If the confirmatory trial does not show that the drug provides clinical benefit, FDA has regulatory procedures in place that could lead to removing the drug from the market. We cannot guarantee that duvelisib will qualify for accelerated approval or, even if it receives accelerated approval, that we would successfully complete a confirmatory study. In particular, we are aware that Gilead has received accelerated approval for idelalisib, its product, to treat follicular lymphoma and SLL. Idelalisib is currently approved by the FDA for CLL. If Gilead is able to complete a confirmatory study and receive full approval to market idelalisib for the treatment of follicular lymphoma or SLL faster than anticipated, our efforts to seek accelerated approval for duvelisib for the treatment of follicular lymphoma or SLL may be materially adversely affected. Moreover, even if we are able to receive accelerated approval for duvelisib the FDA may upon review of data from our confirmatory study later decide that duvelisib no longer meets the conditions for approval resulting in revocation of approval.
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

•	the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs to report payments and other transfers of value to physicians and teaching hospitals; and

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
We may acquire additional businesses, products, product candidates, or technologies that complement or augment our existing business. We may not be able to integrate any acquired businesses, products, product candidates or technologies successfully or operate any acquired business profitably. Integrating any newly acquired business, product, product candidate, or technology could be expensive and time-consuming. Integration efforts often place a significant strain on managerial, operational and financial resources and could prove to be more difficult or expensive than we expect. The diversion of the attention of our management to, and any delay or difficulties encountered in connection with, any future acquisitions we may consummate could result in the disruption of our ongoing business or inconsistencies in standards, controls, procedures and policies that could adversely affect our ability to maintain relationships with customers, suppliers, collaborators, employees and others with whom we have business dealings. We may need to raise additional funds through public or private debt or equity financings to acquire any businesses, products, product candidates, or technologies which may result in, among other things, dilution for stockholders or the incurrence of indebtedness.
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
We have incurred significant net losses since our inception and cannot guarantee when, if ever, we will become profitable. To the extent that we continue to generate federal and state taxable losses, unused net operating loss and tax credit carryforwards will carry forward to offset future taxable income. These net operating loss and tax credit carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. In addition, we have not conducted a detailed study to document whether our historical activities qualify to support the research and development credit carryforwards. A detailed study could result in adjustment to our research and development credit carryforwards. If we determine that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryforwards is materially limited, or if our research and development carryforwards are adjusted, it would harm our future operating results by effectively increasing our future tax obligations.
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
To our knowledge, based on the number of shares of our common stock outstanding on April 29, 2016, stockholders holding 5% or more of our common stock, as well as our executive officers, directors, and their respective affiliates, owned in the aggregate approximately 55% of our common stock. These stockholders have the ability to influence our company through this ownership position. For example, as a result of this concentration of ownership, these stockholders, if acting together, may have the ability to affect the outcome of matters submitted to our stockholders for approval, including the election and removal of directors, changes to our equity compensation plans and any merger or similar transaction. This concentration of ownership may, therefore, harm the market price of our common stock by:

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
As of March 31, 2016, we had $193.0 million in cash, cash equivalents and available-for-sale securities. We historically have invested these amounts in money market funds, corporate obligations, U.S. government-sponsored enterprise obligations, U.S. Treasury securities and mortgage-backed securities meeting the criteria of our investment policy, which prioritizes the preservation of our capital. Corporate obligations may include obligations issued by corporations in countries other than the United States, including some issues that have not been guaranteed by governments and government agencies. Our investments are subject to general credit, liquidity, market and interest rate risks and instability in the global financial markets. We may realize losses in the fair value of these investments or a complete loss of these investments. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio may have a material adverse effect on our financial results and the availability of cash to fund our operations.

Item 6.	Exhibits
(a) Exhibits.
The exhibits listed in the Exhibit Index are included in this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFINITY PHARMACEUTICALS, INC.
Date: May 4, 2016	By:	/s/ LAWRENCE E. BLOCH, M.D., J.D.
Lawrence E. Bloch, M.D., J.D.
Executive Vice President, Chief Financial Officer and Chief Business Officer
(Principal Financial Officer)

EXHIBIT INDEX

	Description	Incorporated by Reference
Exhibit No.		Form	SEC Filing date	Exhibit Number	Filed with this 10-Q
3.1	Restated Certificate of Incorporation of the Registrant.	10-Q	8/9/2007	3.1
3.2	Amended and Restated Bylaws of the Registrant.	8-K	3/17/2009	3.1
4.1	Form of Common Stock Certificate.	10-K	3/14/2008	4.1
10.1	Amendment No. 6 to 2010 Stock Incentive Plan. Filed herewith.				X
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. Filed herewith.				X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. Filed herewith.				X
32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.				X
32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.				X
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March, 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. Filed herewith.
X