Form 10-Q
period 2016-06-30
INFINITY PHARMACEUTICALS, INC.
filed 2016-08-09
CIK 1113148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on July 29, 2016: 49,587,998

INFINITY PHARMACEUTICALS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2016

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$122,351	$188,170
Available-for-sale securities	24,041	57,061
Prepaid expenses and other current assets	11,085	9,466
Total current assets	157,477	254,697
Property and equipment, net	25,719	28,240
Restricted cash	1,182	1,681
Long-term receivable (note 11)	2,525	1,821
Other assets	387	2,382
Total assets	$187,290	$288,821
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,741	$9,628
Accrued expenses	31,102	24,604
Deferred revenue, current	—	35,408
Financing obligation, current (note 11)	429	416
Total current liabilities	44,272	70,056
Deferred revenue, less current portion	—	95,531
Deferred rent (note 11)	4,667	4,632
Financing obligation, less current portion (note 11)	19,373	19,591
Other liabilities	147	454
Total liabilities	68,459	190,264
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.001 par value; 1,000,000 shares authorized, no shares issued 00 and outstanding at June 30, 2016 and December 31, 2015	—	—
Common Stock, $0.001 par value; 100,000,000 shares authorized, and 49,508,929 00 and 49,305,136 shares issued and outstanding, at June 30, 2016 and December 31, 00 2015, respectively	50	49
Additional paid-in capital	702,040	694,051
Accumulated deficit	(583,261)	(595,588)
Accumulated other comprehensive income	2	45
Total stockholders’ equity	118,831	98,557
Total liabilities and stockholders’ equity	$187,290	$288,821
The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Collaboration revenue	$9,467	$4,880	$18,723	$9,244
Operating expenses:
Research and development	52,947	34,062	92,135	122,490
General and administrative	15,692	9,410	26,528	17,960
Total operating expenses	68,639	43,472	118,663	140,450
Gain on AbbVie Opt-Out (note 9)	112,216	—	112,216	—
Income (loss) from operations	53,044	(38,592)	12,276	(131,206)
Other income (expense):
Interest expense	(307)	(99)	(616)	(747)
Investment and other income	254	263	667	223
Total other income (expense)	(53)	164	51	(524)
Net income (loss)	$52,991	$(38,428)	$12,327	$(131,730)
Earnings (loss) per common share:
Basic	$1.05	$(0.78)	$0.24	$(2.69)
Diluted	$1.05	$(0.78)	$0.24	$(2.69)
Weighted average number of common shares outstanding:
Basic	49,437,062	49,076,031	49,388,475	49,008,085
Diluted	49,439,537	49,076,031	49,399,926	49,008,085
Other comprehensive loss:
Net unrealized holding losses on available-for-sale securities arising during the period	(38)	(7)	(43)	(11)
Comprehensive income (loss)	$52,953	$(38,435)	$12,284	$(131,741)

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.

Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net income (loss)	$12,327	$(131,730)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash gain on AbbVie Opt-Out	(112,216)	—
Depreciation	1,386	968
Stock-based compensation including 401(k) match	7,528	7,365
Impairment of property and equipment	1,773	—
Amortization of loan commitment asset	—	647
Other, net	114	140
Changes in operating assets and liabilities:
Prepaid expenses and other assets	172	2,491
Accounts payable, accrued expenses and other liabilities	9,307	3,027
Due to Takeda	—	(6,667)
Deferred revenue	(18,723)	(9,244)
Deferred rent	32	1,500
Net cash used in operating activities	(98,300)	(131,503)
Investing activities
Purchases of property and equipment	(638)	(3,969)
Purchases of available-for-sale securities	(39,692)	(64,440)
Proceeds from maturities of available-for-sale securities	60,601	25,259
Proceeds from sales of available-for-sale securities	11,953	—
Net cash provided by (used in) investing activities	32,224	(43,150)
Financing activities
Proceeds from issuances of common stock related to stock incentive plans and awards	444	1,693
Proceeds from issuances of common stock related to employee stock purchase plan	18	472
Payments on construction liability	—	(273)
Payments on financing obligation	(205)	(37)
Net cash provided by financing activities	257	1,855
Net decrease in cash and cash equivalents	(65,819)	(172,798)
Cash and cash equivalents at beginning of period	188,170	307,405
Cash and cash equivalents at end of period	$122,351	$134,607
Supplemental cash flow information
Cash paid for interest	$616	$99
Cash paid for income taxes	$—	$175
Supplemental schedule of noncash investing and financing activities
Property and equipment in accrued expenses	$—	$581
Increase in property and equipment for amount paid by landlord	$—	$4,840
The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

Infinity Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Organization
Infinity Pharmaceuticals, Inc. is an innovative biopharmaceutical company dedicated to developing and delivering best-in-class medicines to patients with difficult-to-treat diseases. As used throughout these unaudited, condensed consolidated financial statements, the terms “Infinity,” “we,” “us,” and “our” refer to the business of Infinity Pharmaceuticals, Inc. and its wholly-owned subsidiaries.

2. Basis of Presentation
These condensed consolidated financial statements include the accounts of Infinity and its wholly-owned subsidiaries. We have eliminated all significant intercompany accounts and transactions in consolidation.

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2016.

The information presented in the condensed consolidated financial statements and related footnotes at June 30, 2016, and for the three and six months ended June 30, 2016 and 2015, is unaudited, and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2015 have been derived from our audited financial statements. For further information, please refer to the consolidated financial statements and accompanying footnotes included in our annual report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the U.S. Securities and Exchange Commission on February 23, 2016 (our “2015 Annual Report on Form 10-K”).

Liquidity
We have generated an accumulated deficit of $583.3 million and will require substantial additional capital to fund operations. Our future success is dependent on our ability to develop our product candidates and ultimately upon our ability to attain profitable operations. We are subject to a number of risks similar to other life science companies, including, but not limited to, successful development of our drug candidates and our need for additional funding, which may not be available.

As of June 30, 2016, we had cash, cash equivalents and short-term investments of $146.4 million.

We are exploring a broad range of strategic options for duvelisib, including a potential sale of the program. If we are unsuccessful in our efforts to sell duvelisib, we may need to curtail or terminate the development of duvelisib. In the absence of additional funding or business development activities, we believe that our existing cash, cash equivalents and available-for-sale securities at June 30, 2016, will be adequate to satisfy our capital needs into the third quarter of 2017 based on our operational plans, which do not include duvelisib expenses beyond the fourth quarter of 2016. Our operational plans also include lower 2017 monthly cash burn as a result of the announced restructuring plan (see Note 12).

On June 24, 2016, AbbVie Inc., or AbbVie, delivered to us a written notice to terminate the collaboration and license agreement, dated September 2, 2014, between us and AbbVie (the “AbbVie Agreement”) unilaterally upon 90 days’ written notice. The termination of the AbbVie Agreement will become effective on September 23, 2016 (see Note 9). We will not receive additional milestone payments from AbbVie. For more information, refer to the section titled “Liquidity and Capital Resources” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

3. Significant Accounting Policies
Our significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in our 2015 Annual Report on Form 10-K.

Segment Information
We operate in one business segment, which focuses on drug discovery and development. We make operating decisions based upon performance of the enterprise as a whole and utilize our consolidated financial statements for decision making.

All of our revenues since September 2006 have been generated under research collaboration agreements.

Basic and Diluted Net Income (Loss) per Common Share
Basic net income (loss) per share is based upon the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is based upon the weighted average number of common shares outstanding during the period plus the effect of additional weighted average common equivalent shares outstanding during the period when the effect of adding such shares is dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options and the exercise of outstanding warrants (the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method). In addition, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options. The two-class method is used for outstanding warrants as it is considered to be a participating security, and it is more dilutive than the treasury stock method. The following outstanding shares of common stock equivalents were excluded from the computation of net income (loss) per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock options	9,194,421	8,013,356	9,128,732	8,013,356
Warrants (excluded from treasury stock method)	1,000,000	1,000,000	1,000,000	1,000,000

Basic and diluted earnings (loss) per common share were determined as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except share and per share amounts)
Basic
Net income (loss)	$52,991	$(38,428)	$12,327	$(131,730)
Undistributed earnings allocated to warrants	(1,051)	—	(245)	—
Net income (loss)	$51,940	$(38,428)	$12,082	$(131,730)
Weighted average common shares outstanding	49,437,062	49,076,031	49,388,475	49,008,085
Basic earnings (loss) per common share	$1.05	$(0.78)	$0.24	$(2.69)
Diluted
Net income (loss)	$52,991	$(38,428)	$12,327	$(131,730)
Undistributed earnings allocated to warrants	(1,051)	—	(245)	—
Net income (loss)	$51,940	$(38,428)	$12,082	$(131,730)
Weighted average common shares outstanding	49,437,062	49,076,031	49,388,475	49,008,085
Effect of dilutive options	2,475	—	11,451	—
Weighted average common shares outstanding assuming dilution	49,439,537	49,076,031	49,399,926	49,008,085
Diluted earnings (loss) per common share	$1.05	$(0.78)	$0.24	$(2.69)

New Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standard Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU No. 2014-15”), which provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern. ASU No. 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of this guidance would have resulted in additional disclosure in our financial statements as of June 30, 2016 had we adopted. See Note 2 for additional information on our existing cash, cash equivalents and available-for-sale securities.  We will continue to evaluate the potential impact that ASU No. 2014-15 may have.

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU No. 2016-02”), which requires lessees to recognize the assets and liabilities arising from leases on the balance sheet. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the method of adoption and the potential impact that ASU No. 2016-02 may have on our financial position and results of operations.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU No. 2016-09”), which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU No. 2016-09 is effective for annual periods beginning after December 15, 2016, and for interim periods within those annual periods. Early adoption is permitted in any interim or annual period. We are currently evaluating the method of adoption and the potential impact that ASU No. 2016-09 may have on our financial position and results of operations.

4. Stock-Based Compensation
Total stock-based compensation expense related to all equity awards for the three and six months ended June 30, 2016 and 2015 was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Research and development	$2,090	$2,137	$3,966	$4,372
General and administrative	1,723	1,479	3,562	2,993
Total stock-based compensation expense	$3,813	$3,616	$7,528	$7,365

As of June 30, 2016, we had approximately $9.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested stock options, which are expected to be recognized over a weighted-average period of 2.3 years.

Stock Options
During the six months ended June 30, 2016, we granted options to purchase 1,617,472 shares of our common stock at a weighted average fair value of $3.75 per share and a weighted average exercise price of $6.14 per share. During the six months ended June 30, 2015, we granted options to purchase 1,948,941 shares of our common stock at a weighted average fair value of $9.35 per share and a weighted average exercise price of $15.46 per share. For the three and six months ended June 30, 2016 and 2015, the fair values were estimated using the Black-Scholes valuation model using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Risk-free interest rate	1.3%	1.4%	1.8%	1.4%
Expected annual dividend yield	—	—	—	—
Expected stock price volatility	86.7%	69.7%	73.0%	71.0%
Expected term of options	4.9 years	5.5 years	5.4 years	5.4 years

During the six months ended June 30, 2016, options to purchase 67,077 shares of common stock were exercised, with a weighted-average exercise price of $5.57.

Employee Stock Purchase Plan
The weighted-average fair value of each purchase right granted during the six months ended June 30, 2016 and 2015 was $2.91 and $7.62, respectively. We suspended the Employee Stock Purchase Plan program on June 24, 2016. For the six months ended June 30, 2016 and 2015, the fair values were estimated using the Black-Scholes valuation model using the following weighted-average assumptions:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Risk-free interest rate	0.8%	0.4%
Expected annual dividend yield	—	—
Expected stock price volatility	63.5%	70.3%
Expected term	1.3 years	1.2 years

5. Cash, Cash Equivalents and Available-for-Sale Securities
The following is a summary of cash, cash equivalents and available-for-sale securities:

	June 30, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents due in 90 days or less	$122,351	$—	$—	$122,351
Available-for-sale securities:
Corporate obligations due in one year or less	18,578	2	(2)	18,578
U.S. government-sponsored enterprise obligations due in one year or less	5,461	2	—	5,463
Total available-for-sale securities	24,039	4	(2)	24,041
Total cash, cash equivalents and available-for-sale securities	$146,390	$4	$(2)	$146,392

	December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents due in 90 days or less	$188,170	$—	$—	$188,170
Available-for-sale securities:
Corporate obligations due in one year or less	46,049	52	(4)	46,097
Asset-backed securities due in one year or less	10,967	—	(3)	10,964
Total available-for-sale securities	57,016	52	(7)	57,061
Total cash, cash equivalents and available-for-sale securities	$245,186	$52	$(7)	$245,231

We held five debt securities at June 30, 2016 that had been in an unrealized loss position for less than 12 months and no debt securities that had been in an unrealized loss position for 12 months or greater. The fair value of these securities was $14.0 million. There were no material unrealized losses from these securities. We evaluated our securities for other-than-temporary impairments based on quantitative and qualitative factors. We considered the decline in market value for these securities to be primarily attributable to current economic and market conditions. It is not more likely than not that we will be required to sell these securities, and we do not intend to sell these securities before the recovery of their amortized cost basis. Based on our analysis, we do not consider these investments to be other-than-temporarily impaired as of June 30, 2016.

As of June 30, 2016, we held four securities in financial institutions and other corporate debt securities located in Switzerland, Sweden, Canada and Australia with an aggregate fair value of $8.4 million. These securities are short term in nature and are scheduled to mature within the next six months. There were no material unrealized losses from these securities. Based on our analysis, we do not consider these investments to be other-than-temporarily impaired as of June 30, 2016.

We had no material realized gains or losses on our available-for-sale securities for the three and six months ended June 30, 2016 and 2015. There were no other-than-temporary impairments recognized for the three and six months ended June 30, 2016 and 2015.

6. Fair Value
We use a valuation hierarchy for disclosure of the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs, which we consider the highest level inputs, are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. The classification of a financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. For our fixed income securities, we reference pricing data supplied by our custodial agent and nationally known pricing vendors, using a variety of daily data sources, largely readily-available market data and broker/dealer quotes. We validate the prices provided by our third party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our pricing services as of June 30, 2016 and December 31, 2015.

The following table provides the assets carried at fair value measured on a recurring basis as of June 30, 2016:

	Level 1	Level 2
	(in thousands)
Assets:
Cash and cash equivalents	$118,850	$3,501
Corporate obligations (including commercial paper)	—	18,578
U.S. government-sponsored enterprise obligations	—	5,463
Total	$118,850	$27,542

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

There have been no changes to our valuation methods during the six months ended June 30, 2016. We evaluate transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1 and Level 2 during the six months ended June 30, 2016. We had no available-for-sale securities that were classified as Level 3 at any point during the six months ended June 30, 2016 or during the year ended December 31, 2015.

7. Prepaid expenses and other current assets
Prepaid expenses and other current assets consist of the following:

	June 30, 2016	December 31, 2015
	(in thousands)
Other prepaid expenses	$8,132	$6,898
Value-added tax receivable	1,786	—
Other current assets	667	1,383
Restricted cash	500	—
Short-term receivable (note 11)	—	1,185
Total prepaid expenses and other current assets	$11,085	$9,466

8. Other assets
Other assets consist of the following:

	June 30, 2016	December 31, 2015
	(in thousands)
Long term prepaid expense	$273	$284
Long term value-added tax receivable	59	2,034
Other assets	55	64
Total prepaid expenses and other current assets	$387	$2,382

9. Collaborations
AbbVie
The AbbVie Agreement
On September 2, 2014, we entered into the AbbVie Agreement. Under the AbbVie Agreement, we and AbbVie agreed to develop and commercialize in oncology indications products containing duvelisib, an oral, dual inhibitor of the delta and gamma isoforms of phosphoinositide-3-kinase, or PI3K. We refer to products containing duvelisib as Duvelisib Products. IPI-549, an orally administered, selective PI3K-gamma inhibitor, was excluded from the collaboration.

Under the terms of the AbbVie Agreement, we and AbbVie agreed to share equally commercial profits or losses of Duvelisib Products in the United States, including sharing equally the existing royalty obligations to Mundipharma International Corporation Limited, or Mundipharma, and Purdue Pharmaceutical Products L.P., or Purdue, for sales of Duvelisib Products in the United States, as well as sharing equally the existing U.S. milestone payment obligations to Takeda Pharmaceutical Company Limited, or Takeda, our PI3K program licensor. For more information about such obligations, refer to the section below titled "Takeda."
AbbVie agreed to pay us tiered royalties on net sales of Duvelisib Products outside the United States ranging from 23.5% to 30.5%, depending on annual net sales of Duvelisib Products by AbbVie, its affiliates and its sublicensees. This tiered royalty could have been further reduced based on specified factors, including patent expiry, generic entry, and royalties paid to third parties.
We and AbbVie shared oversight of development and agreed to use diligent efforts, as defined in the AbbVie Agreement, to carry out our development activities under an agreed upon development plan. We had primary responsibility for the conduct of development of Duvelisib Products, unless otherwise agreed, and AbbVie had responsibility for the conduct of certain contemplated combination clinical studies, including those examining duvelisib and venetoclax, which we refer to as the AbbVie Studies. The development and manufacturing costs for the AbbVie Studies were shared equally. During the three and six months ended June 30, 2016, we recognized an expense of $0.4 million and $1.0 million, respectively, in research and development expense related to our share of the AbbVie Studies cost. During the three and six months ended June 30, 2015, we recognized an expense of $0.1 million and $0.2 million, respectively, in research and development expense related to our share of the AbbVie Studies cost.
We had the responsibility to manufacture Duvelisib Products until the transition of manufacturing responsibility to AbbVie, which we expected to occur as promptly as practicable while ensuring continuity of supply. Excluding the AbbVie Studies, we were responsible for all costs to develop and manufacture Duvelisib Products up to a maximum amount of $667 million. During the three and six months ended June 30, 2016, we recognized an expense of $2.9 million and $6.6 million, respectively, in research and development expense related to costs incurred by AbbVie for other than the AbbVie Studies. During the three and six months ended June 30, 2015, we recognized an expense of $3.0 million and $4.1 million, respectively, in research and development expense related to costs incurred by AbbVie for other than the AbbVie Studies.

We and AbbVie shared operational responsibility and decision making authority for commercialization of Duvelisib Products in the United States. Prior to commercialization and regulatory approval, we recognized the cost of manufacturing as a component of research and development and the cost of commercialization as a component of general and administrative expenses. During the three and six months ended June 30, 2016 and 2015, we accounted for AbbVie’s share of the costs as a reduction of the related expense. We recognized credits of approximately $0.1 million during the three and six months ended June 30, 2016 and $0.1 million and $0.3 million during the three and six months ended June 30, 2015, respectively, in research and development expense related to these costs. During the three and six months ended June 30, 2016, we recognized credits of $1.6 million and $2.6 million, respectively, in general and administrative expense related to these costs. We recognized credits of $35,000 and $0.3 million during the three and six months ended June 30, 2015, respectively, in general and administrative expense related to these costs.

Under the AbbVie Agreement, AbbVie paid us a non-refundable $275 million upfront payment in 2014 and a $130 million milestone payment in November 2015 associated with the completion of enrollment of DYNAMO, our Phase 2 clinical study evaluating the efficacy and safety of duvelisib in patients with refractory indolent non-Hodgkin lymphoma, or iNHL. Of the total $405 million received from AbbVie, we allocated $234.3 million to the license which was recognized as revenue upon receipt of the upfront payment and achievement of the milestone payment. Revenue related to development services and committee services was recognized using the proportionate performance method. We initially estimated that services would be performed through 2019.

The AbbVie Agreement was intended to remain in effect until all development, manufacturing and commercialization of Duvelisib Products cease, unless terminated earlier. AbbVie had the right to terminate the AbbVie Agreement for convenience after a specified notice period as described below.

AbbVie Opt-Out

On June 24, 2016, AbbVie delivered to us a written notice that AbbVie was exercising its right to terminate the AbbVie Agreement unilaterally upon 90 days' written notice, which we refer to as the AbbVie Opt-Out. The termination of the AbbVie agreement will become effective on September 23, 2016.

The AbbVie Opt-Out is irrevocable and we have no obligation to continue to provide AbbVie any services related to Duvelisib Products after June 24, 2016. We recognized $9.5 million and $18.7 million during the three and six months ended June 30, 2016, respectively, of revenue related to the development and committee services provided through June 24, 2016. We have recorded the remaining amounts already received from AbbVie and allocated to development and committee services of $112.2 million as a gain during the three months ended June 30, 2016, reflecting the fact that we are no longer obligated to provide any such services and have no obligation to refund any of the payments received to date.
Upon formal termination of the AbbVie Agreement, which will occur on September 23, 2016, we will receive all rights to the regulatory filings related to duvelisib upon our request, our license to AbbVie will terminate, and AbbVie will grant us an exclusive, perpetual, irrevocable, royalty-free license, under certain patent rights and know-how controlled by AbbVie, to develop, manufacture and commercialize in oncology indications worldwide products containing duvelisib, excluding any compound which is covered by patent rights controlled by AbbVie or its affiliates. We and AbbVie are negotiating a termination and wind-down plan to ensure a smooth transition of the responsibilities of the parties to us. Other than pursuant to the wind-down plan, which will not include any development or committee service obligations for us, neither party has any financial obligation to the other. In connection with the AbbVie Opt-Out, AbbVie will not pay any of the additional $400 million in milestone payments that we could have potentially earned under the AbbVie Agreement.

Takeda

In July 2010, we entered into a development and license agreement with Intellikine, Inc., or Intellikine, under which we obtained rights to discover, develop and commercialize pharmaceutical products targeting the delta and/or gamma isoforms of PI3K, which covers duvelisib and IPI-549. In January 2012, Intellikine was acquired by Takeda, acting through its Millennium business unit. In December 2012, we amended and restated our development and license agreement with Takeda. We refer to our PI3K inhibitor program licensor as Takeda and to the amended and restated development and license agreement as the Takeda Agreement.

Under the terms of the Takeda Agreement, we are obligated to pay Takeda an aggregate of up to $5 million in success-based milestone payments for the development of a product candidate other than duvelisib, which could include IPI-549. We are also obligated to pay Takeda up to an aggregate of $450 million in success-based milestone payments related to the approval and commercialization of two distinct products, one of which could be a Duvelisib Product and the other of which could be a product containing IPI-549.

On March 31, 2015, we paid a $52.5 million fee to exercise an option that we purchased from Takeda in July 2014 for a one-time upfront payment of $5 million. As a result of our exercise of this option, we are no longer obligated under the Takeda Agreement to pay to Takeda tiered royalties with respect to worldwide net sales in oncology indications of products containing or comprised of duvelisib. We recognized the $5 million upfront payment and the $52.5 million exercise payment as research and development expense during the year ended December 31, 2014 and the year ended December 31, 2015, respectively, as there is no alternative future use beyond the existing research and development activities.

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

The Takeda Agreement expires on the later of the expiration of certain patents and the expiration of the royalty payment terms for the products, unless earlier terminated in accordance with its terms. Either party may terminate the Takeda Agreement on 75 days’ prior written notice if the other party materially breaches the agreement and fails to cure such breach within the applicable notice period, provided that the notice period is reduced to 30 days where the alleged breach is non-payment. Takeda may also terminate the Takeda Agreement if we are not diligent in developing or commercializing the licensed products and do not, within three months after notice from Takeda, demonstrate to Takeda’s reasonable satisfaction that we have not failed to be diligent. The foregoing periods are subject to extension in certain circumstances. Additionally, Takeda may terminate the Takeda Agreement upon 30 days’ prior written notice if we or a related party bring an action challenging the validity of any of the licensed patents, provided that we have not withdrawn such action before the end of the 30-day notice period. We may terminate the agreement at any time upon 180 days’ prior written notice. The Takeda Agreement also provides for customary reciprocal indemnification obligations of the parties.

10. Accrued Expenses
Accrued expenses consisted of the following:

	June 30, 2016	December 31, 2015
	(in thousands)
Accrued restructuring	$13,190	$—
Accrued compensation and benefits	3,294	8,732
Accrued drug manufacturing costs	636	3,494
Accrued clinical studies	9,422	8,531
Accrued preclinical studies	274	539
Deferred rent, current	258	261
Other	4,028	3,047
Total accrued expenses	$31,102	$24,604

11. Leases
We lease our office and laboratory space under two separate lease agreements with BHX, LLC, as trustee of 784 Realty Trust for space in Cambridge, Massachusetts at 784 Memorial Drive and ARE-770/784/790 Memorial Drive, LLC for space at 780 and 790 Memorial Drive.
784 Memorial Drive Lease Arrangement
On September 25, 2014, we entered into a lease agreement, or the Lease, with BHX, LLC, as trustee of 784 Realty Trust, or the Landlord, for the lease of office space at 784 Memorial Drive. The term of the Lease commenced on November 1, 2014, the Commencement Date, and expires on March 31, 2025. Pursuant to the Lease, on the Commencement Date we agreed to lease 61,000 square feet of the leased premises, which represents the entire building, the Leased Premises. We provided a security deposit to BHX, LLC in the form of a letter of credit in the initial amount of $1.0 million, which may be reduced by up to $750,000 over time in accordance with the terms of the Lease. The letter of credit plus the associated bank fee of $30,000 have been included in our accompanying condensed consolidated balance sheets as restricted cash. We have two consecutive rights to extend the term of the Lease for five years under each extension, provided that we provide notice to the Landlord no earlier than 18 months and no later than 12 months prior to the expiration of the Lease.

On the Commencement Date, building construction was initiated to suit our then-anticipated future needs. We were responsible for the construction project, including having responsibility to pay for a portion of the structural elements of the building and bearing the risk of cost overruns. As such, we were deemed the owner of the building for accounting purposes and we recorded the building in our fixed asset balance, although legal ownerships remains with BHX, LLC. Our balance sheet also reflects a financing obligation related to this building. Depreciation on the building and building improvements commenced in June 2015.

At June 30, 2016, future minimum payments under the Lease for 784 Memorial Drive were approximately $19.1 million, which is comprised of $1.0 million for the remainder of 2016, $2.0 million for each of calendar years 2017 through 2019, $2.3 million for the calendar year 2020 and $9.8 million through March 2025.

We divide our future payments under the Lease into a portion that is allocated to the financing obligation and a portion that is allocated to the land on which the building is located. The portion of the lease obligation allocated to the land is treated for accounting purposes as an operating lease which commenced in November 2014 and is recorded on a straight-line basis over the initial term of the Lease. Rent expense pertaining to the land was approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2016 and June 30, 2015, respectively.

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

Under the Lease Amendment: (i) the Premises consist of 54,837 square feet, of which 51,000 square feet are located at 780 Memorial Drive, or the 780 Premises, and the remaining 3,837 square feet are located at 790 Memorial Drive, or the 790 Premises; effective February 1, 2016, we surrendered 13,183 square feet of the previously leased 17,020 square feet at the 790 Premises; (ii) we have extended the base term of the Memorial Drive Lease through March 31, 2025; and (iii) we have two separate five-year options to extend the term of the Memorial Drive Lease to 2035 on the same terms and conditions (other than with respect to base rent or any work letter).

At June 30, 2016, future minimum payments under the lease for 780 / 790 Memorial Drive were approximately $32.9 million, which is comprised of $1.9 million for the remainder of 2016, $3.6 million for each of calendar years 2017 through 2018, $3.8 million for each of the calendar years 2019 through 2024 and $1.0 million through March 2025.

We also received the right to receive allowances totaling $3.0 million for the design and construction of tenant improvements. Upon execution of the Lease Amendment, the allowances totaling $3.0 million were reflected on our condensed consolidated balance sheets as a receivable, with a corresponding amount included in deferred rent liability. See Note 12 for Restructuring Activities.

Pursuant to the terms of the Lease Amendment, the security deposit in the form of a letter of credit has been reduced from $1.1 million to $0.6 million. The security deposit has been included in our accompanying condensed consolidated balance sheets as restricted cash.

12. Restructuring Activities
In June 2016, we reported the top line data from DYNAMO™, a registration-focused Phase 2 monotherapy study evaluating the efficacy and safety of duvelisib, an investigational, oral, dual inhibitor of phosphoinositide-3-kinase (PI3K)-delta and PI3K-gamma, in patients with refractory indolent non-Hodgkin lymphoma (iNHL). The study met its primary endpoint with an overall response rate of 46 percent, all of which were partial responses, among 129 patients with iNHL. We are exploring a broad range of strategic options for duvelisib, including a potential sale of the program.

As a result of our discussions with AbbVie regarding our collaboration and the subsequent AbbVie Opt-Out, our board of directors approved a strategic restructuring in order to preserve our resources as we determine future strategic plans, which included significant employee headcount reductions during June 2016. We recognized $11.9 million and $4.7 million in total restructuring charges for the three months ended June 30, 2016 in research and development expenses and general and administrative expenses, respectively. We are evaluating the leases for the various facilities that we currently occupy at this time. If we pursue and successfully restructure these facility leases in 2016, we could potentially incur additional charges during the second half of 2016 upon our exit from the space. Such potential future charges could include further impairments and lease exit payments related to our office and laboratory space at 784 Memorial Drive and 780 / 790 Memorial Drive in Cambridge, Massachusetts. At June 30, 2016 and December 31, 2015, the accompanying condensed consolidated balance sheets reflect the 784 Memorial Drive building and accumulated construction costs of $22.5 million and $23.0 million, respectively, and a total financing obligation of approximately $19.8 million and $20.0 million, respectively.
The following table summarizes the impact of the restructuring activities on our operating expenses and payments for the three months ended June 30, 2016 and the current liability remaining on our balance sheet as of June 30, 2016, in thousands:

	Total Charges Incurred Through June 30, 2016	Amounts Paid Through June 30, 2016	Less Non-Cash Charges Through June 30, 2016	Amounts Accrued at June 30, 2016
	(in thousands)
Employee severance, benefits and related costs for work force reduction	$13,007	$—	$218	$12,789
Long-lived asset impairment	2,254	—	2,254	—
Contract termination, prepaid write-offs and other related costs	1,380	97	882	401
Total restructuring charges	$16,641	$97	$3,354	$13,190

We reduced our employee headcount by approximately 66% compared to our employee headcount as of December 31, 2015. We have existing severance plans which outline contractual termination benefits. We recognized all contractual severance and benefits outlined in the plan when termination was probable and reasonably estimable, which occurred during the three months ended June 30, 2016 in accordance with FASB ASC Topic 712, Compensation - Nonretirement Postemployment Benefits. We expect to incur an additional $0.7 million in remaining stock-based compensation restructuring expenses related to these individuals in the second half of 2016.
We made strategic decisions to close BRAVURA, a Phase 3 study of duvelisib in patients with relapsed iNHL, and decided not to enroll additional patients in CONTEMPO, a Phase 1b/2 study of duvelisib in treatment-naïve patients with follicular lymphoma. We estimate incurring between $3.0 million to $5.0 million during the second half of 2016 related to closing BRAVURA and treating existing patients on CONTEMPO as the services are rendered by our contract research organizations. None of these amounts are accrued as of June 30, 2016. Approximately $1.4 million of expense was recorded during the three months ended June 30, 2016 related to the write-off of prepaid expenses that were not expected to continue and other payments that were due as a result of early terminations.
The non-cash asset impairment loss of approximately $2.3 million relates to fixed assets that were written down to fair value during the three months ended June 30, 2016. For long-lived assets, we evaluated the asset groups for potential impairment as of June 30, 2016. We impaired approximately $1.0 million of unique and identifiable laboratory equipment, as well as $0.4 million in furniture and fixtures.
In performing the recoverability test for the 780 / 790 Memorial Drive asset group, we concluded that the asset group was not recoverable. We recorded an impairment charge of $0.8 million related to 780 / 790 Memorial Drive assets, including the related tenant improvement allowance (see Note 11) after comparing the fair value (using probability weighted scenarios with discounted cash flows) to the asset group’s carrying value.
In performing the recoverability test for the 784 Memorial Drive asset group, we concluded that the asset group was not recoverable. We had an independent appraisal performed for the 784 Memorial building and improvements. We concluded no impairment was needed as the fair market value (considering the cost approach, sales comparison approach and the income approach) exceeded the asset group’s carrying value.
In June 2016, our board of directors approved cash retention incentive awards to the remaining eligible employees who continue employment with us to explore and execute our potential future strategic options. The award is payable in equal installments on December 30, 2016 and July 1, 2017 based on services earned by the employee during this period.

13. Subsequent Event
In July 2016, our board of directors approved grants of 1,486,600 shares of restricted common stock to eligible employees who continue employment with us to explore and execute our future strategic options. The restricted stock was granted pursuant to our 2010 stock incentive plan, is subject to forfeiture and will vest based on the achievement of specified performance or other conditions. We are currently assessing the accounting implications of the restricted stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. Some of the information contained in this discussion and analysis and set forth elsewhere in this report, including information with respect to our plans and strategy for our business, the possible achievement of discovery and development goals and milestones, our future discovery and development efforts, our collaborations, and our future operating results and financial position, includes forward-looking statements that involve risks and uncertainties. We often use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “seek,” “target,” “goal,” “potential,” “will,” “would,” “could,” “should,” “continue,” and other words and terms of similar meaning to help identify forward-looking statements, although not all forward-looking statements contain these identifying words. You also can identify these forward-looking statements by the fact that they do not relate strictly to historical or current facts. There are a number of important risks and uncertainties that could cause actual results or events to differ materially from those indicated by forward-looking statements made herein. These risks and uncertainties include those inherent in pharmaceutical research and development, such as adverse results in our drug discovery and clinical development activities, decisions made by the U.S. Food and Drug Administration, or FDA, and other regulatory authorities with respect to the development and commercialization of our product candidates, our ability to obtain, maintain and enforce intellectual property rights for our product candidates, our dependence on our alliance partners, competition, our ability to obtain any necessary financing to conduct our planned activities, our ability to implement our strategic plans, our ability to achieve cost-savings benefits from our restructuring and other risk factors described herein. We have included, and you should review, important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the section titled “Risk Factors” in Part II, that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Unless required by law, we do not undertake any obligation to update any forward-looking statements.

Business Overview
We are an innovative biopharmaceutical company dedicated to developing and delivering best-in-class medicines to patients with difficult-to-treat diseases. We combine proven scientific expertise with a passion for developing novel small molecule drugs that target disease pathways for potential applications in oncology. Our most advanced product candidate is duvelisib, also known as IPI-145, an oral, dual-inhibitor of the delta and gamma isoforms of phosphoinositide-3-kinase, or PI3K, which is currently being evaluated for the treatment of hematologic malignancies, or blood cancers. Our next most advanced product candidate is IPI-549, an orally administered, clinical-stage, immuno-oncology product candidate that selectively inhibits the gamma isoform of PI3K, which is currently being evaluated in a Phase 1 clinical study.
In June 2016, we reported that DYNAMO®, a registration-focused Phase 2, open-label, single-arm monotherapy study evaluating the safety and efficacy of duvelisib dosed at 25 mg twice daily in 129 patients with refractory indolent non-Hodgkin lymphoma, or iNHL, met its primary endpoint with an overall response rate, or ORR, of 46 percent. In addition, we announced that we and AbbVie were in discussions regarding a potential restructuring of our collaboration to develop and commercialize duvelisib products in oncology. We were ultimately unable to find a mutually attractive structure for continuation of the collaboration and AbbVie notified us of its decision to exercise its right to terminate our collaboration. We are currently exploring a broad range of strategic options for duvelisib, including a potential sale of the program.
Following the reporting that we were engaging in discussions with AbbVie regarding our collaboration, we undertook a strategic restructuring to close down our discovery research organization, resulting in a reduction in employee headcount by 46 positions, and following the termination of our collaboration by AbbVie, we undertook an additional strategic restructuring that impacted all functions across the organization and resulting in a reduction of our employee headcount by 100 positions. Together the strategic restructurings resulted in a reduction in employee headcount by 146 positions, or approximately 66 percent compared to our employee headcount as of December 31, 2015. The restructurings were designed with a goal of aligning our resources to our goals of exploring strategic options for duvelisib and continuing development of IPI-549. In order to further align our resources with our strategic goals we are continuing our DYNAMO, DUO®, SYNCHRONY and FRESCO studies, have closed to enrollment our CONTEMPO study, and are closing our BRAVURA study. The details of each study are described in more detail below.

In August 2016, we announced that our DUO study, a randomized, Phase 3 monotherapy study designed to evaluate the safety and efficacy of duvelisib dosed at 25 mg BID compared to ofatumumab, a monoclonal antibody treatment, in 319 patients with relapsed or refractory CLL, will proceed to its final analysis. The primary endpoint of the study is progression-free survival, and the progression event that will trigger the final analysis is expected to occur in the fourth quarter of 2016.

In conjunction with our exploration of strategic options for the duvelisib program, we intend to continue to advance regulatory activities that would enable a potential filing of a new drug application, or NDA, for duvelisib with the U.S. Food and Drug Administration, or FDA; however, we are not able to provide guidance on the nature or timing of a potential NDA filing.
Product Development Pipeline

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
Duvelisib: Targeting Hematologic Malignancies by Dual Inhibition of PI3K Delta and Gamma Isoforms
We believe that dual inhibition of PI3K-delta and PI3K-gamma may provide multiple opportunities to develop a therapy for the treatment of certain hematologic malignancies. Our lead product candidate, duvelisib, is an oral, dual inhibitor of PI3K-delta and PI3K-gamma, which we believe is the only dual inhibitor of PI3K-delta and PI3K-gamma being investigated in a Phase 3 clinical trial. Duvelisib is an investigational compound, and its safety and efficacy have not yet been evaluated by the FDA or any other health authority.
We are conducting DUETTS® (Duvelisib Trials in Hematologic Malignancies), a worldwide investigation of duvelisib in blood cancers focusing on lymphoma and chronic lymphocytic leukemia, or CLL.
Indolent Non-Hodgkin Lymphoma

As part of the DUETTS program in lymphoma, we are conducting DYNAMO, a Phase 2, open-label, single-arm monotherapy study evaluating the safety and efficacy of duvelisib dosed at 25 mg twice daily in 129 patients with follicular lymphoma (n = 83), small lymphocytic lymphoma (n = 28) or marginal zone lymphoma (n = 18) whose disease is refractory to rituximab, a monoclonal antibody treatment, and to either chemotherapy or radioimmunotherapy and who must have progressed within six months of receiving their last therapy. The primary endpoint of the study is response rate according to the International Working Group, or IWG, Criteria.

In the DYNAMO study, the overall response rate was 46 percent, all of which were partial responses. The overall response rate was 41 percent among patients with follicular lymphoma, 68 percent among patients with small lymphocytic lymphoma and 33 percent among patients with marginal zone lymphoma.  In the overall study population, the majority of side effects were reversible and clinically manageable. The most common ≥ Grade 3 side effects that occurred in at least 10 percent of patients in the study were neutropenia (28 percent), diarrhea (15 percent), thrombocytopenia (13 percent) and anemia (12 percent). Twenty percent of patients experienced ≥ Grade 3 infection.

We are also conducting FRESCO as part of our DUETTS clinical investigation in lymphoma. FRESCO is a Phase 2 randomized study in approximately 230 patients with relapsed or refractory follicular lymphoma that is designed to evaluate the safety and efficacy of duvelisib plus rituximab compared to rituximab plus a combination of chemotherapies referred to as “CHOP”. CHOP includes cyclophosphamide, doxorubicin hydrochloride, vincristine sulfate, and prednisone. The primary endpoint of FRESCO is progression-free survival. We plan to request advice from the FDA to determine if FRESCO, as designed, can serve as a confirmatory study if DYNAMO supports an accelerated approval.

As part of our efforts to align our resources with our strategic goal for the duvelisib program, we have closed additional enrollment in our CONTEMPO study, a Phase 1b/2 clinical study of duvelisib in combination with obinutuzumab, a monoclonal antibody treatment, or rituximab in patients with previously untreated follicular lymphoma. Additionally, we are closing BRAVURA, a Phase 3, double-blind, placebo-controlled study in patients with relapsed iNHL designed to evaluate the safety and efficacy of duvelisib plus rituximab and bendamustine, a chemotherapy, compared to placebo plus rituximab and bendamustine in approximately 600 patients and DYNAMO+R, a Phase 3 randomized, placebo-controlled study evaluating duvelisib dosed at 25 mg BID in combination with rituximab compared to placebo plus rituximab in patients with previously treated follicular lymphoma.

Chronic Lymphocytic Leukemia
As part of the DUETTS investigation in CLL, we are conducting DUO and SYNCHRONY. DUO is a randomized, Phase 3 monotherapy study designed to evaluate the safety and efficacy of duvelisib dosed at 25 mg BID compared to ofatumumab, a monoclonal antibody treatment, in 319 patients with relapsed or refractory CLL. The primary endpoint of the study is progression-free survival. Enrollment of DUO was completed in November 2015 and we expect this study will proceed to its final analysis. SYNCHRONY is a Phase 1b trial of duvelisib in combination with obinutuzumab in CLL patients who were previously treated with a Bruton’s tyrosine kinase, or BTK, inhibitor. This study is supported by Phase 1 data of duvelisib in six CLL patients previously treated with ibrutinib, a BTK inhibitor, which was presented in December 2014 at the Annual Meeting of the American Society for Hematology, or ASH 2014. Early clinical activity was observed, with partial responses in one CLL patient and stable disease in five CLL patients. The safety profile of duvelisib in these patients appeared consistent with the safety profile observed in other patients with advanced hematologic malignancies treated with duvelisib in the Phase 1 study. The FDA and the European Medicines Agency, or EMA, have granted orphan drug designation to duvelisib for the potential treatment of CLL and SLL. The FDA has granted fast track designation to the investigation of duvelisib for the potential treatment of patients with CLL who have received at least one prior therapy.

IPI-549: Targeting Solid Tumors by Selective Inhibition of the PI3K Gamma Isoform

In 2015, we expanded our pipeline to include IPI-549, an orally administered, selective PI3K-gamma inhibitor that we are evaluating as a potential treatment in solid tumors. Preclinical data from studies investigating IPI-549 indicates that IPI-549 has the potential to heighten an anti-cancer response by targeting macrophages in the immune-suppressive tumor microenvironment and may have the potential to treat a broad range of solid tumors. IPI-549 has demonstrated dose-dependent, single-agent, anti-tumor activity in multiple solid tumor models, including mouse models of lung cancer, colon cancer and breast cancer. Additionally, mice treated with IPI-549 in combination with a type of therapy called a “checkpoint inhibitor” showed greater tumor growth inhibition than treatment with either IPI-549 or the checkpoint inhibitor alone. Preclinical in vivo data also demonstrated that T-cells, a type of cell that plays a role in the human immune system, are required for the anti-tumor activity of IPI-549. These data were presented at CRI-CIMT-EATI-AACR - The Inaugural International Cancer Immunotherapy Conference in September 2015.

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
Strategic Alliances
Since our inception, corporate alliances have been integral to our strategy. These alliances have provided access to breakthrough science, significant research and development support and funding, and innovative drug development programs, all intended to help us realize the full potential of our product pipeline. All of our revenues since September 2006 have been generated under research collaborative agreements including our corporate alliances.

AbbVie
The AbbVie Agreement
On September 2, 2014, we entered into the collaboration and license agreement between us and AbbVie (the “AbbVie Agreement”). Under the AbbVie Agreement, we and AbbVie agreed to develop and commercialize in oncology indications products containing duvelisib, an oral, dual inhibitor of the delta and gamma isoforms of phosphoinositide-3-kinase, or PI3K. We refer to products containing duvelisib as Duvelisib Products. IPI-549, an orally administered, selective PI3K-gamma inhibitor, was excluded from the collaboration.

Under the terms of the AbbVie Agreement, we and AbbVie agreed to share equally commercial profits or losses of Duvelisib Products in the United States, including sharing equally the existing royalty obligations to Mundipharma International Corporation Limited, or Mundipharma, and Purdue Pharmaceutical Products L.P., or Purdue, for sales of Duvelisib Products in the United States, as well as sharing equally the existing U.S. milestone payment obligations to Takeda Pharmaceutical Company Limited, or Takeda, our PI3K program licensor. For more information about such obligations, refer to the section below titled “Takeda.”

AbbVie agreed to pay us tiered royalties on net sales of Duvelisib Products outside the United States ranging from 23.5% to 30.5%, depending on annual net sales of Duvelisib Products by AbbVie, its affiliates and its sublicensees. This tiered royalty could have been further reduced based on specified factors, including patent expiry, generic entry, and royalties paid to third parties.

We and AbbVie shared oversight of development and agreed to use diligent efforts, as defined in the AbbVie Agreement, to carry out our development activities under an agreed upon development plan. We had primary responsibility for the conduct of development of Duvelisib Products, unless otherwise agreed, and AbbVie had responsibility for the conduct of certain contemplated combination clinical studies, including those examining duvelisib and venetoclax, which we refer to as the AbbVie Studies. The development and manufacturing costs for the AbbVie Studies were shared equally.

We had the responsibility to manufacture Duvelisib Products until the transition of manufacturing responsibility to AbbVie, which we expected to occur as promptly as practicable while ensuring continuity of supply. Excluding the AbbVie Studies, we were responsible for all costs to develop and manufacture Duvelisib Products up to a maximum amount of $667 million. During the three and six months ended June 30, 2016 we recognized an expense of $2.9 million and $6.6 million, respectively, in research and development expense related to costs incurred by AbbVie for other than the AbbVie Studies. During the three and six months ended June 30, 2015, we recognized an expense of $3.0 million and $4.1 million, respectively, in research and development expense related to costs incurred by AbbVie for other than the AbbVie Studies.

We and AbbVie shared operational responsibility and decision making authority for commercialization of Duvelisib Products in the United States. Prior to commercialization and regulatory approval, we recognized the cost of manufacturing as a component of research and development and the cost of commercialization as a component of general and administrative expenses.

Under the AbbVie Agreement, AbbVie paid us a non-refundable $275 million upfront payment in 2014 and a $130 million milestone payment in November 2015 associated with the completion of enrollment of DYNAMO, our Phase 2 clinical study evaluating the efficacy and safety of duvelisib in patients with refractory indolent non-Hodgkin lymphoma, or iNHL. Of the total $405 million received from AbbVie, we allocated $234.3 million to the license which was recognized as revenue upon receipt of the upfront payment and achievement of the milestone payment. Revenue related to development services and committee services was recognized using the proportionate performance method. We initially estimated that services would be performed through 2019.

The AbbVie Agreement was intended to remain in effect until all development, manufacturing and commercialization of Duvelisib Products cease, unless terminated earlier. AbbVie had the right to terminate the AbbVie Agreement for convenience after a specified notice period as described below.

AbbVie Opt-Out

On June 24, 2016, AbbVie delivered to us a written notice that AbbVie was exercising its right to terminate the AbbVie Agreement unilaterally upon 90 days' written notice, which we refer to as the AbbVie Opt-Out. The termination of the AbbVie agreement will become effective on September 23, 2016.

The AbbVie Opt-Out is irrevocable and we have no obligation to continue to provide AbbVie any services related to Duvelisib Products after June 24, 2016. We recognized $9.5 million and $18.7 million during the three and six months ended June 30, 2016, respectively, of revenue related to the development and committee services provided through June 24, 2016. We have recorded the remaining amounts already received from AbbVie and allocated to development and committee services of $112.2 million as a gain during the three months ended June 30, 2016, reflecting the fact that we are no longer obligated to provide any such services and have no obligation to refund any of the payments received to date.

Upon formal termination of the AbbVie Agreement, which will occur on September 23, 2016, we will receive all rights to the regulatory filings related to duvelisib upon our request, our license to AbbVie will terminate, and AbbVie will grant us an exclusive, perpetual, irrevocable, royalty-free license, under certain patent rights and know-how controlled by AbbVie, to develop, manufacture and commercialize in oncology indications worldwide products containing duvelisib, excluding any compound which is covered by patent rights controlled by AbbVie or its affiliates. We and AbbVie are negotiating a termination and wind-down plan to ensure a smooth transition of the responsibilities of the parties to us. Other than pursuant to the wind-down plan, which will not include any development or committee service obligations for us, neither party has any financial obligation to the other. In connection with the AbbVie Opt-Out, AbbVie will not pay any of the additional $400 million in milestone payments that we could have potentially earned under the AbbVie Agreement.

Takeda

In July 2010, we entered into a development and license agreement with Intellikine, Inc., or Intellikine, under which we obtained rights to discover, develop and commercialize pharmaceutical products targeting the delta and/or gamma isoforms of PI3K, which covers duvelisib and IPI-549. In January 2012, Intellikine was acquired by Takeda, acting through its Millennium business unit. In December 2012, we amended and restated our development and license agreement with Takeda. We refer to our PI3K inhibitor program licensor as Takeda and to the amended and restated development and license agreement as the Takeda Agreement.

Under the terms of the Takeda Agreement, we are obligated to pay Takeda an aggregate of up to $5 million in success-based milestone payments for the development of a product candidate other than duvelisib, which could include IPI-549. We are also obligated to pay Takeda up to an aggregate of $450 million in success-based milestone payments related to the approval and commercialization of two distinct products, one of which could be a Duvelisib Product and the other of which could be a product containing IPI-549.

On March 31, 2015, we paid a $52.5 million fee to exercise an option that we purchased from Takeda in July 2014 for a one-time upfront payment of $5 million. As a result of our exercise of this option, we are no longer obligated under the Takeda Agreement to pay to Takeda tiered royalties with respect to worldwide net sales in oncology indications of products containing or comprised of duvelisib. We recognized the $5 million upfront payment and the $52.5 million exercise payment as research and development expense during the year ended December 31, 2014 and the year ended December 31, 2015, respectively, as there is no alternative future use beyond the existing research and development activities.

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

The Takeda Agreement expires on the later of the expiration of certain patents and the expiration of the royalty payment terms for the products, unless earlier terminated in accordance with its terms. Either party may terminate the Takeda Agreement on 75 days’ prior written notice if the other party materially breaches the agreement and fails to cure such breach within the applicable notice period, provided that the notice period is reduced to 30 days where the alleged breach is non-payment. Takeda may also terminate the Takeda Agreement if we are not diligent in developing or commercializing the licensed products and do not, within three months after notice from Takeda, demonstrate to Takeda’s reasonable satisfaction that we have not failed to be diligent. The foregoing periods are subject to extension in certain circumstances. Additionally, Takeda may terminate the Takeda Agreement upon 30 days’ prior written notice if we or a related party bring an action challenging the validity of any of the licensed patents, provided that we have not withdrawn such action before the end of the 30-day notice period. We may terminate the agreement at any time upon 180 days’ prior written notice. The Takeda Agreement also provides for customary reciprocal indemnification obligations of the parties.

Financial Overview
Revenue
To date, all of our revenue has been generated under research collaboration agreements, and all our revenue during 2015 and during the six months ended June 30, 2016 was derived from our strategic alliance with AbbVie. The terms of these research collaboration agreements may include payment to us of non-refundable, upfront license fees, funding or reimbursement of research and development efforts, milestone payments if specified objectives are achieved, and/or royalties on product sales. We evaluate all deliverables within an arrangement to determine whether or not they provide value on a stand-alone basis. Based on this evaluation, the deliverables are separated into units of accounting. For each unit of accounting identified within an arrangement, we determine the period over which the performance obligation occurs. Revenue is then recognized using the proportional performance method. The proportional performance method is used when the level of effort to complete the performance obligations under an arrangement can be reasonably estimated. We recognize revenue based upon our best estimate of the selling price for each element when there is no other means to determine the fair value of that item and allocate the consideration based on the relative values. The process for determining the best estimate of the selling price involves significant judgment and estimates.

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
In the event of an early termination of a collaboration agreement, any deferred revenue is recognized in the period in which all our obligations under the agreement have been fulfilled.

Research and Development Expense
We are a drug development company. Our research and development expense has historically consisted primarily of the following:

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

General and Administrative Expense
General and administrative expense primarily consists of compensation of personnel in executive, finance, accounting, legal, information technology infrastructure, corporate communications, corporate development, human resources and commercial functions. Other costs include facilities costs not otherwise included in research and development expense, early commercial efforts and professional fees for legal and accounting services. General and administrative expense also consists of the costs of maintaining our intellectual property portfolio.

Other Income and Expense
Interest and investment income typically consists of interest earned on cash, cash equivalents and available-for-sale securities, net of interest expense. Interest expense is currently related to the 784 Memorial Drive lease (see footnote 11).

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

There have been no material changes to our critical accounting policies during the six months ended June 30, 2016. Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2015 for a discussion of our critical accounting policies and significant judgments and estimates.

Results of Operations
The following tables summarize our results of operations for each of the three months ended June 30, 2016 and 2015, together with the change in these items in dollars and as a percentage:

	Three Months Ended June 30,		$ Change	% Change
	2016	2015
	(in thousands)
Collaboration revenue	$9,467	$4,880	$4,587	94%
Research and development expense	(52,947)	(34,062)	(18,885)	55%
General and administrative expense	(15,692)	(9,410)	(6,282)	67%
Gain on AbbVie Opt-Out (note 9)	112,216	—	112,216	—
Interest expense	(307)	(99)	(208)	210%
Investment and other income	254	263	(9)	(3)%

	Six Months Ended June 30,		$ Change	% Change
	2016	2015
	(in thousands)
Collaboration revenue	$18,723	$9,244	$9,479	103%
Research and development expense:
Programs	(92,135)	(69,990)	(22,145)	32%
Takeda payments	—	(52,500)	52,500	(100)%
Total research and development expense	(92,135)	(122,490)	30,355	(25)%
General and administrative expense	(26,528)	(17,960)	(8,568)	48%
Gain on AbbVie Opt-Out (note 9)	112,216	—	112,216	—
Interest expense	(616)	(747)	131	(18)%
Investment and other income	667	223	444	199%

Collaboration Revenue
Collaboration revenue for the three and six months ended June 30, 2016 and 2015 relates to research and development revenue from the AbbVie Agreement up through the AbbVie Opt-Out on June 24, 2016.

We recognized license revenue upon execution of the AbbVie Agreement and completion of enrollment in our DYNAMOTM study. Revenue related to development services and committee services was recognized using the proportionate performance method as services were provided through the AbbVie Opt-Out. During the three and six months ended June 30, 2016, we recognized $9.5 million and $18.7 million, respectively, of revenue related to the development and committee services.

Research and Development Expense
The $18.9 million increase in research and development expense for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 was primarily due to a charge of $11.9 million related to restructuring activities including non-cash long-lived asset impairments of $2.0 million, as well as an increase in clinical expenses related to development activities for duvelisib of $10.2 million. This increase was partially offset by a decrease of $3.3 million in contingent cash compensation. The $22.1 million increase in research and development programs expense for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 was primarily due to a charge of $11.9 million related to restructuring activities including non-cash long-lived asset impairments of $2.0 million, as well as an increase of $11.9 million in clinical expenses related to development activities for duvelisib. This increase was partially offset by a decrease of $2.9 million in contingent cash compensation. Further information regarding restructuring activities is described below under the heading “Liquidity and Capital Resources—Organizational Restructuring.”

Research and development expense during the six months ended June 30, 2015 included the $52.5 million payment we made to Takeda in connection with our exercise of an option we purchased from Takeda for $5 million in July 2014 to eliminate our obligation to pay Takeda a tiered 7% to 11% royalty with respect to worldwide net sales in oncology indications of products containing or comprised of duvelisib. There was no such expense or payment during the six months ended June 30, 2016.

We began to track and accumulate expenses by major program starting on January 1, 2006. These expenses primarily relate to payroll and related expenses for personnel working on our programs, process development and manufacturing, preclinical toxicology studies, clinical trial costs and allocated costs of facilities. During the three months ended June 30, 2016 and 2015, and from January 1, 2006 through June 30, 2016, we estimate that we incurred the following expenses by program:

Program	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	January 1, 2006 to June 30, 2016
	(in millions)
PI3K inhibitor (1)	$50.3	$32.6	$88.3	$117.5	$560.7
Hsp90 inhibitor	—	—		0.1	137.8
Hedgehog pathway inhibitor	—	—	—	—	164.1

(1)
Includes both duvelisib and IPI-549. Includes an upfront license fee of $13.5 million in 2010, $4 million in development milestones in 2011, $14.4 million recorded as fair value for the release payment for the amended and restated Takeda agreement and $6 million in development milestones in 2012, $10 million development milestone payment and a $5 million option fee payment in 2014, as well as a $52.5 million payment related to the exercise of this option to Takeda in 2015.

We are exploring a broad range of strategic options for duvelisib, including a potential sale of the program. If we are unsuccessful in our efforts to sell duvelisib, we may need to curtail or terminate the development of duvelisib. We do not believe that the historical costs associated with our lead drug development programs are indicative of the future costs associated with these programs. Due to the variability in the length of time and scope of activities necessary to develop a product candidate and uncertainties related to our cost estimates and our ability to obtain marketing approval for our product candidates, accurate and meaningful estimates of the total costs required to bring our product candidates to market are not available.

Because of the risks inherent in drug development, we cannot reasonably estimate or know:

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

General and Administrative Expense
The $6.3 million increase in general and administrative expense for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 was primarily attributable to a charge of $4.7 million in connection with restructuring activities and an increase of $1.3 million related to early duvelisib commercial activities. The $8.6 million increase in general and administrative expense for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 was primarily attributable to an expense of $4.7 million in connection with restructuring activities and an increase of $1.7 million related to early duvelisib commercial activities. Further information regarding restructuring activities is described below under the heading “Liquidity and Capital Resources—Organizational Restructuring.”

Gain on AbbVie Opt-Out
The gain on AbbVie Opt-Out of collaboration was non-recurring and due to the written notice of termination received from AbbVie on June 24, 2016. The AbbVie Opt-Out is irrevocable, and we have no obligation to continue to provide AbbVie any services related to Duvelisib Products after June 24, 2016.
Interest Expense
Interest expense for the three and six months ended June 30, 2016 and the three months ended June 30, 2015 was due to the financing obligation related to our 784 Memorial Drive lease. Interest expense for the six months ended June 30, 2015 was related to the amortization of the loan commitment asset recognized under our Facility Agreement with Deerfield, which ended in February 2015.

Investment and Other Income (Loss)
Investment and other income (loss) increased in the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015 primarily as a result of income from subleases at 784 Memorial Drive and an increase in interest income due to higher yields.

Liquidity and Capital Resources
We have not generated any revenue from product sales to date, and we do not expect to generate any such revenue for the foreseeable future, if at all. We have instead relied on the proceeds from sales of equity securities, debt, interest on investments, up-front license fees, expense reimbursement, and milestones and cost sharing under our collaborations to fund our operations. Our available-for-sale debt securities primarily trade in liquid markets, and the average days to maturity of our portfolio, as of June 30, 2016, is less than six months. Because our product candidates are in various stages of clinical development, and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability.

Our significant capital resources are as follows:

	June 30, 2016	December 31, 2015
	(in thousands)
Cash, cash equivalents and available-for-sale securities	$146,392	$245,231
Working capital	113,205	184,641

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Cash provided by (used in):
Operating activities	$(98,300)	$(131,503)
Takeda payments (included in operating activities above)	—	(59,167)
Investing activities	32,224	(43,150)
Capital expenditures (included in investing activities above)	(638)	(3,969)
Financing activities	257	1,855

Cash Flows
The principal use of cash in operating activities in all periods presented was related to our research and development programs. Our cash flow used in operating activities for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, decreased primarily due to lower research and development expenses. Research and development expenses in the six months ended June 30, 2016 included a $52.5 million payment in March 2015 to Takeda associated with the exercise of an option that we purchased in July 2014 to eliminate our obligation to pay Takeda a tiered 7% to 11% royalty with respect to worldwide net sales in oncology indications of products containing or comprised of duvelisib and $6.7 million related to the final installment on a release payment. Our cash flow used in operating activities in future periods may vary significantly as we are exploring strategic options specifically for the duvelisib program, including selling the program. If we are unsuccessful in our efforts to sell duvelisib, we may need to curtail or terminate the development of duvelisib.

AbbVie paid us a $130 million non-refundable milestone payment in November 2015 associated with the completion of enrollment in DYNAMO in September 2015, and a $275 million upfront payment during the year ended December 31, 2014.

Net cash from investing activities for the six months ended June 30, 2016 included purchases of available-for-sale securities of $39.7 million, proceeds of $60.6 million from maturities of available-for-sale securities, and proceeds of $12.0 million for sales of available for sale securities. Capital expenditures primarily consisted of leasehold improvements related to 780 Memorial Drive.

Net cash from financing activities for the six months ended June 30, 2016 included approximately $0.4 million of proceeds from issuances of common stock in connection with stock option exercises related to stock incentive plans, which was offset by $0.2 million of payments on the financing obligation related to our 784 Memorial Drive lease.

At-the-Market Facility

In May 2016, we entered into an at-the-market sales agreement, or Sales Agreement, with Cantor Fitzgerald & Co., or Cantor Fitzgerald, as agent, pursuant to which we may from time to time, at our option, offer and sell shares of our common stock having an aggregate offering price of up to $50 million through Cantor Fitzgerald, acting as our sales agent. Cantor Fitzgerald will be entitled to a commission of up to 3.0% of the gross proceeds from sales of shares of our common stock under the Sales Agreement. Sales of shares of our common stock under the Sales Agreement may be made by any method permitted by law that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made through the Nasdaq Global Select Market, on any other existing trading market for our common stock or to or through a market maker. We may also authorize Cantor Fitzgerald to sell shares in negotiated transactions. As of June 30, 2016, we had not used the at-the-market facility.  We have no obligation to sell shares of our common stock and cannot provide any assurances that we will issue any shares pursuant to the Sales Agreement. We may also suspend the offering of shares of our common stock upon notice and subject to other conditions.

Organizational Restructuring

In June 2016, we reported the top line data from DYNAMO™, a registration-focused Phase 2 monotherapy study evaluating the efficacy and safety of duvelisib, an investigational, oral, dual inhibitor of phosphoinositide-3-kinase (PI3K)-delta and PI3K-gamma, in patients with refractory indolent non-Hodgkin lymphoma (iNHL). The study met its primary endpoint with an overall response rate, or ORR, of 46 percent, all of which were partial responses, among 129 patients with iNHL. We are exploring a broad range of strategic options for duvelisib, including a potential sale of the program.

As a result of our discussions with AbbVie regarding our collaboration and the subsequent AbbVie Opt-Out, our board of directors approved a strategic restructuring in order to preserve our resources as we determine future strategic plans, which included significant employee headcount reductions during June 2016. We recognized $11.9 million and $4.7 million in total restructuring charges for the three months ended June 30, 2016 in research and development expenses and general and administrative expenses, respectively. We are evaluating the leases for the various facilities that we currently occupy at this time. If we pursue and successfully restructure these facility leases in 2016, we could potentially incur additional charges during the second half of 2016 upon our exit from the space. Such potential future charges could include further impairments and lease exit payments related to our office and laboratory space at 784 Memorial Drive and 780 / 790 Memorial Drive in Cambridge, Massachusetts. See Note 11 on Leases which includes the future minimum rent payments under our facility leases. At June 30, 2016 and December 31, 2015, the accompanying condensed consolidated balance sheets reflect the 784 Memorial building and accumulated construction costs of $22.5 million and $23.0 million, respectively, and a total financing obligation of approximately $19.8 million and $20.0 million, respectively.

The following table summarizes the impact of the restructuring activities on our operating expenses and payments for the three months ended June 30, 2016 and the current liability remaining on our balance sheet as of June 30, 2016, in thousands:

	Total Charges Incurred Through June 30, 2016	Amounts Paid Through June 30, 2016	Less Non-Cash Charges Through June 30, 2016	Amounts Accrued at June 30, 2016
	(in thousands)
Employee severance, benefits and related costs for work force reduction	$13,007	$—	$218	$12,789
Long-lived asset impairment	2,254	—	2,254	—
Contract termination, prepaid write-offs and other related costs	1,380	97	882	401
Total restructuring charges	$16,641	$97	$3,354	$13,190

We reduced our employee headcount by approximately 66% compared to our employee headcount as of December 31, 2015. We have existing severance plans which outline contractual termination benefits. We recognized all contractual severance and benefits outlined in the plan when termination was probable and reasonably estimable, which occurred during the three months ended June 30, 2016 in accordance with FASB ASC Topic 712, Compensation - Nonretirement Postemployment Benefits. We expect to incur an additional $0.7 million in remaining stock-based compensation restructuring expenses related to these individuals in the second half of 2016.
We made strategic decisions to close BRAVURA, a Phase 3 study of duvelisib in patients with relapsed iNHL, and decided not to enroll additional patients in CONTEMPO, a Phase 1b/2 study of duvelisib in treatment-naïve patients with follicular lymphoma. We estimate incurring between $3.0 million to $5.0 million during the second half of 2016 related to closing BRAVURA and treating existing patients on CONTEMPO as the services are rendered by our contract research organizations. None of these amounts are accrued as of June 30, 2016. Approximately $1.4 million of expense was recorded during the three months ended June 30, 2016 related to the write-off of prepaid expenses that were not expected to continue and other payments that were due as a result of early terminations.
The non-cash asset impairment loss of approximately $2.3 million relates to fixed assets that were written down to fair value during the three months ended June 30, 2016. For long-lived assets, we evaluated the asset groups for potential impairment as of June 30, 2016. We impaired approximately $1.0 million of unique and identifiable laboratory equipment, as well as $0.4 million in furniture and fixtures.
In performing the recoverability test for the 780 / 790 Memorial Drive asset group, we concluded that the asset group was not recoverable. We recorded an impairment charge of $0.8 million related to 780 / 790 Memorial Drive assets, including the related tenant improvement allowance (see Note 11) after comparing the fair value (using probability weighted scenarios with discounted cash flows) to the asset group’s carrying value.
In performing the recoverability test for the 784 Memorial Drive asset group, we concluded that the asset group was not recoverable. We had an independent appraisal performed for the 784 Memorial building and improvements. We concluded no impairment was needed as the fair market value (considering the cost approach, sales comparison approach and the income approach) exceeded the asset group’s carrying value.

Operating Capital Requirements
As of June 30, 2016, we had cash, cash equivalents and short-term investments of $146.4 million.
We are exploring a broad range of strategic options for duvelisib, including a potential sale of the program. If we are unsuccessful in our efforts to sell duvelisib, we may need to curtail or terminate the development of duvelisib. In the absence of additional funding or business development activities, we believe that our existing cash, cash equivalents and available-for-sale securities at June 30, 2016, will be adequate to satisfy our capital needs into the third quarter of 2017 based on our operational plans, which do not include duvelisib expenses beyond the fourth quarter of 2016. Our operational plans also include savings that are expected to be achieved as a result of the announced restructuring plan (see Note 12).
On June 24, 2016, AbbVie delivered to us a written notice to terminate the collaboration and license agreement, dated September 2, 2014, between us and AbbVie unilaterally upon 90 days’ written notice. The termination of the AbbVie Agreement will become effective on September 23, 2016 (see Note 9). We will not receive additional milestone payments from AbbVie. For more information, refer to the section titled “Liquidity and Capital Resources” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our estimate as to how long we expect our existing cash, cash equivalents and available-for-sale securities to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate. Our future funding requirements, both short-term and long-term, will depend on many factors, including, but not limited to:

•	our ability to successfully consummate a strategic transaction for duvelisib in the near term;

•	our ability to eliminate duvelisib related expenses by the end of the fourth quarter of 2016;

•	the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical and clinical trials;

•	our ability to secure alternative leasing or subleasing arrangements for our current leases and to achieve related cost savings;

•
our ability to realize the planned cost savings benefits of a strategic restructuring we effected in June 2016, which included a significant reduction in our workforce, in order to preserve capital to support the development of duvelisib and IPI-549;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;

•	the absence of any breach, acceleration event or event of default under any agreements with third parties;

•	the outcome of any lawsuits that could be brought against us;

•	the cost of acquiring raw materials for, and of manufacturing, our product candidates is higher than anticipated;

•	the cost or quantity required of comparator drugs used in clinical studies increases; and

•	a loss in our investments due to general market conditions or other reasons.

In addition, we will not receive additional milestone payments from AbbVie as a result of the written notice of termination by AbbVie of the AbbVie Agreement.

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

There have been no material changes to our contractual obligations during the six months ended June 30, 2016.

We are obligated to pay to Takeda up to $5 million in remaining success-based milestone payments for the development of a product candidate other than duvelisib, which could include IPI-549. We are also obligated to pay Takeda up to an aggregate of $450 million in success-based milestone payments for the approval and commercialization of two distinct products, of which one could be a Duvelisib Product and the other could be a product containing IPI-549. Because the achievement of these milestones had not occurred as of June 30, 2016, such contingencies have not been recorded in our financial statements.

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

A hypothetical 100 basis point increase in interest rates would result in an approximate $61,000 decrease in the fair value of our investments as of June 30, 2016, as compared to an approximate $0.4 million decrease as of December 31, 2015. We have the ability to hold our fixed income investments until maturity and, therefore, we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 4.	Controls and Procedures
Our management, with the participation of our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our principal executive and financial officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Our Financial Position and Need for Additional Capital
We are considering alternatives to our current business strategy that could significantly impact our future operations and financial position.
We are in the process of reviewing a range of strategic alternatives that are likely to result in potential changes to our current business strategy and future operations. As part of this process, we are reviewing alternatives with a goal of maximizing shareholder value. As a result of this process, we could determine to engage in one or more potential transactions, such as the sale of our company, a strategic partnership with one or more parties or the licensing, sale or divestiture of some of our assets or proprietary technologies, or to continue to operate our business in accordance with our existing business strategy. In particular, we are continuing to explore a broad range of strategic options for duvelisib, our lead drug candidate, including a potential sale of the program or curtailing or terminating the program. Pending any decision to change strategic direction, we are continuing to advance IPI-549. We cannot provide any commitment regarding when or if this strategic review process will result in any type of transaction and no assurance can be given that we will determine to pursue a potential sale, strategic partnership or licensing arrangement. If we determine to pursue an alternative strategy or engage in a strategic transaction, our future business, prospects, financial position and operating results could be significantly different than those in historical periods or projected by our management. Because of the significant uncertainty regarding our future plans, we are not able to accurately predict the impact of a potential change in our existing business strategy.

We have a history of operating losses, expect to incur significant and increasing operating losses in the future, may never become profitable, or if we become profitable, we may not remain profitable.
We have a limited operating history for you to evaluate our business. We have no approved products and have generated no product revenue from sales. We have primarily incurred operating losses. As of June 30, 2016, we had an accumulated deficit of $583.3 million. Pending any decision to change strategic direction, we expect to continue to spend significant resources to fund our product candidates. While we may have net income in some periods as the result of non-recurring collaboration revenue, we expect to incur substantial operating losses over the next several years as our clinical trial and drug manufacturing activities continue. In addition, if we proceed to seek and possibly obtain regulatory approval of any of our product candidates, we would expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. As a result, we expect that our accumulated deficit would also increase significantly.
Our product candidates are in varying stages of preclinical and clinical development and may never be approved for sale or generate any revenue. We will not be able to generate product revenue unless and until one of our product candidates successfully completes clinical trials and receives regulatory approval. We do not expect to generate revenue from product sales for the foreseeable future. Even if we eventually generate revenues, we may never be profitable, and if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our pipeline of product candidates or continue our operations and cause a decline in the value of our common stock.
 We will need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or future commercialization efforts.
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time consuming, expensive and uncertain process that takes years to complete. We will need substantial additional funds to support our planned operations. We are exploring a broad range of strategic options for duvelisib, including a potential sale of the program, as well as for our company as a whole. If we are unsuccessful in selling duvelisib, we may need to curtail or terminate the development of duvelisib. In the absence of additional funding or business development activities, we believe that our existing cash, cash equivalents and available-for-sale securities at June 30, 2016 will be adequate to satisfy our capital needs into the third quarter of 2017 based on our operating plans, which do not include duvelisib expenses beyond the fourth quarter of 2016. Our operational plans also include lower expected 2017 monthly cash burn as a result of the strategic restructuring we effected in June 2016.
Our estimate as to how long we expect our existing cash, cash equivalents and available-for-sale securities to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate. Our future funding requirements, both short-term and long-term, will depend on many factors, including, but not limited to:

•	our ability to successfully consummate a strategic transaction for duvelisib in the near term;

•	our ability to eliminate duvelisib related expenses by the end of the fourth quarter of 2016;

•	the scope, progress, results and costs of researching and developing our product candidates, and conducting preclinical and clinical trials;

•
our ability to realize the planned cost savings benefits of a strategic restructuring we effected in June 2016, which included a significant reduction in our workforce, in order to preserve capital to support the development of duvelisib and IPI-549;

•	our ability to secure alternative leasing or subleasing arrangements for our current leases and to achieve related cost savings;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;

•	the absence of any breach, acceleration event or event of default under any agreements with third parties;

•	the outcome of any lawsuits that could be brought against us;

•	the cost of acquiring raw materials for, and of manufacturing, our product candidates is higher than anticipated;

•	the cost or quantity required of comparator drugs used in clinical studies increases; and

•	a loss in our investments due to general market conditions or other reasons.
In addition, we will not receive additional milestone payments from AbbVie as a result of the termination by AbbVie of the AbbVie Agreement.
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
Our prospects are substantially dependent on our ability to develop, obtain marketing approval for and successfully commercialize product candidates in one or more disease indications.
We currently have no products approved for sale and are investing a significant portion of our efforts and financial resources in the development of our phosphoinositide-3-kinase, or PI3K, inhibitor programs including duvelisib and IPI-549. We are exploring strategic options for the duvelisib program that could include a sale of duvelisib or curtailing or terminating the program. While we are exploring such strategic options, we are continuing to advance activities to enable potential regulatory filings for duvelisib and are continuing to develop IPI-549 in solid tumors.
To the extent that we continue to advance duvelisib and IPI-549, the success of our PI3K inhibitor programs will depend on several factors, including the following:

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
The delay, suspension or discontinuation of any of our clinical trials, or a delay in the analysis of clinical data for our product candidates, for any of the foregoing reasons, could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses and have a material adverse effect on our financial results.

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
Product development costs for us, or any collaborators, will increase if we, or they, experience delays in testing or pursuing marketing approvals and we, or they, may be required to obtain additional funds to complete clinical trials and prepare for possible commercialization of our product candidates. We do not know whether any preclinical tests or clinical trials will begin as planned, will need to be restructured, or will be completed on schedule or at all. Significant preclinical study or clinical trial delays also could shorten any periods during which we, or any collaborators, may have the exclusive right to commercialize our product candidates or allow our competitors, or the competitors of any current or future collaborators, to bring products to market before we, or any collaborators, do and impair our ability, or the ability of any collaborators, to successfully commercialize our product candidates and may harm our business and results of operations. We have designed our DYNAMO study with the potential to support accelerated approval of duvelisib for the treatment of follicular lymphoma and SLL, indications for which Gilead has received accelerated approval to manufacture and market idelalisib. If Gilead is able to complete a confirmatory study and receive full approval to market idelalisib for the treatment of follicular lymphoma or SLL faster than anticipated, the ability to seek accelerated approval for duvelisib for the treatment of follicular lymphoma or SLL may be materially adversely affected. In addition, many of the factors that lead to clinical trial delays may ultimately lead to the denial of marketing approval of any of our product candidates, or in the event that our clinical trials remain unable to demonstrate meaningful clinical benefit, our failure to reach the marketing approval stage at all.
Results of preclinical studies and early clinical trials may not be successful, and even if they are successful, may not be predictive of results of future late-stage clinical trials.
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
A delay in our clinical trial activities could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.
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
Any delay in obtaining, or an inability to obtain, marketing approvals would prevent us from commercializing our product candidates or any companion diagnostics, generating revenues and achieving and sustaining profitability. If any of these outcomes occurs, we may be forced to abandon our development efforts for our product candidates, which could significantly harm our business. For example, in June 2016 we reported that our DYNAMO study met its primary endpoint of overall response rate and that we intended to seek feedback on this data from the FDA; however, while we explore the potential sale of the program, we are unable to provide guidance on the nature and timing of potential duvelisib regulatory filings.
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
We do not have a sales, marketing or distribution infrastructure and have no experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. The development of sales, marketing and distribution capabilities would require substantial resources, would be time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing and distribution capabilities is delayed or does not occur for any reason, we could have prematurely or unnecessarily incurred these commercialization costs. This may be costly, and our investment could be lost if we cannot retain or reposition our sales and marketing personnel. In addition, we may not be able to hire or retain a sales force in the United States that is sufficient in size or has adequate expertise in the medical markets that we choose to target. If we are unable to establish or retain a sales force and marketing and distribution capabilities, our operating results may be adversely affected. If a potential partner has development or commercialization expertise that we believe is particularly relevant to one of our products, then we may seek to collaborate with that potential partner even if we believe we could otherwise develop and commercialize the product independently.
As a result of entering into any such arrangements with third parties to perform sales, marketing and distribution services, our product revenues or the profitability of these product revenues may be lower, perhaps substantially lower, than if we were to directly market and sell products in those markets. Furthermore, we may be unsuccessful in entering into the necessary arrangements with third parties or may be unable to do so on terms that are favorable to us. In addition, we may have little or no control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively.
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
Risks Related to Our Dependence on Third Parties
We might seek to establish collaborations in the future and, if we are not able to establish them on commercially reasonable terms, we may have to alter our development and commercialization plans.
In June 2016, AbbVie Inc., or AbbVie, our former development and commercialization partner for duvelisib, exercised its right to terminate our collaboration. As a result of the termination of our collaboration we obtained worldwide development and commercialization rights to our duvelisib program. In the future, we might seek out one or more other collaborators for the development and commercialization of one or more of our product candidates. Likely collaborators may include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. In addition, if we are able to obtain marketing approval for product candidates from foreign regulatory authorities, we might enter into strategic relationships with international biotechnology or pharmaceutical companies for the commercialization of such product candidates outside of the United States.
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

The success of a strategic alliance with any future partner is largely dependent on the resources, efforts, technology and skills brought to such alliance by such partner. The benefits of such alliances will be reduced or eliminated if any such partner:

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
If such partner were to terminate its arrangements with us, as was the case with AbbVie, or breach such arrangements, or fail to maintain the financial resources necessary to continue financing its portion of development, manufacturing, and commercialization costs, as applicable, we may not have the financial resources or capabilities necessary to continue development and commercialization of the product candidate on our own. Consequently, the development and commercialization of the affected product candidate could be delayed, curtailed or terminated, and we may find it difficult to attract a new collaborator for such product candidate. For example, as a result of AbbVie's termination of our strategic collaboration, we are not entitled to receive payments for any milestone that was not achieved prior to AbbVie’s delivery to us of its termination notice, and neither party has any financial obligation to the other, other than pursuant to the wind-down plan that we and AbbVie will negotiate.
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
If any future collaborator fails to develop or effectively commercialize our product or development candidates, we may not be able to develop and commercialize that product candidate independently, and our financial condition and operations would be negatively impacted.

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
We rely on third parties such as contract research organizations, medical institutions and external investigators to enroll qualified patients, conduct our clinical trials and provide services in connection with such clinical trials, and we intend to rely on these and other similar entities in the future. Our reliance on these third parties for clinical development activities reduces our control over these activities. Accordingly, these third-party contractors may not complete activities on schedule, or may not conduct our clinical trials in accordance with regulatory requirements or the trial design. If these third parties do not successfully carry out their contractual obligations or meet expected deadlines, we may be required to replace them. Replacing a third-party contractor may result in a delay of the affected trial and unplanned costs. If this were to occur, our ability to obtain regulatory approval for and to commercialize our product candidates could be delayed.
In addition, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocol for the trial. The FDA requires us to comply with certain standards, referred to as good clinical practices, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. If any of our trial investigators or third-party contractors does not comply with good clinical practices, we may not be able to use the data and reported results from the trial. If this noncompliance were to occur, our ability to obtain regulatory approval for and to commercialize our product candidates could be delayed.
We currently rely on third-party manufacturers to produce our preclinical and clinical drug supplies, and we may also rely upon third-party manufacturers to produce commercial supplies of any approved product candidates.
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
Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale and distribution, export and import, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the European Medicines Agency and comparable regulatory authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We and our collaborators have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party contract research organizations to assist us in this process.
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
Some of our product candidates may be eligible for the FDA’s programs that are designed to facilitate the development and expedite the review of certain drugs such as the FDA’s accelerated approval program, but we cannot provide any assurance that any of our product candidates will qualify for one or more of these programs. Even if a product candidate qualifies for one or more of these programs, the FDA may later decide that the product candidate no longer meets the conditions for qualification. For example, the DYNAMO™ study is designed with the potential to support accelerated approval of duvelisib for treatment of patients with follicular lymphoma or SLL. The availability of accelerated approval is dependent on a number of factors including whether we generate positive safety and efficacy data from the study and duvelisib has demonstrated a meaningful benefit over available therapies. In addition, even after receiving accelerated approval, companies are required to conduct studies to confirm the anticipated clinical benefit of a drug, known as confirmatory trials. If the confirmatory trial shows that the drug actually provides a clinical benefit, then the FDA grants regular approval for the drug. If the confirmatory trial does not show that the drug provides clinical benefit, FDA has regulatory procedures in place that could lead to removing the drug from the market. We cannot guarantee that duvelisib will qualify for accelerated approval or, even if it receives accelerated approval, that we would successfully complete a confirmatory study. In particular, we are aware that Gilead has received accelerated approval for idelalisib, its product, to treat follicular lymphoma and SLL. Idelalisib is currently approved by the FDA for CLL. If Gilead is able to complete a confirmatory study and receive full approval to market idelalisib for the treatment of follicular lymphoma or SLL faster than anticipated, our ability to seek accelerated approval for duvelisib for the treatment of follicular lymphoma or SLL may be materially adversely affected. Moreover, even if accelerated approval is granted for duvelisib, the FDA may upon review of data from a confirmatory study later decide that duvelisib no longer meets the conditions for approval resulting in revocation of approval.
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
Risks Related to Employee Matters and Managing Growth
If we are not able to retain key personnel and advisors, we may not be able to operate our business successfully.
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
Retaining qualified scientific and business personnel is also critical to our success. Our industry has experienced a high rate of turnover of management personnel in recent years. If we lose one or more of our executive officers or other key employees, our ability to implement our business strategy successfully could be seriously harmed. This competition is particularly intense near our headquarters in Cambridge, Massachusetts. We may not be able to attract or retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. In addition, as a result of our June 2016 restructuring and workforce reductions, we may face additional challenges in retaining our existing senior management and key employees for our company as our business needs change.
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
The market price of our common stock has been and we expect it to continue to be subject to significant fluctuations. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the results of our current and any future clinical trials of our product candidates, such as our recent announcement of clinical trial results from our DYNAMO trial;

•	the results of preclinical studies and planned clinical trials of our discovery-stage programs;

•	product portfolio decisions resulting in the delay or termination of our product development programs;

•	future sales of, and the trading volume in, our common stock;

•	announcements of strategic transactions relating to our programs or our company;

•
our entry into key agreements, including those related to the acquisition or in-licensing of new programs, or the termination of key agreements, including our amended and restated development and license agreement with Takeda;

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
If we fail to meet the requirements for continued listing on the NASDAQ Global Select Market, our common stock could be delisted from trading, which would decrease the liquidity of our common stock and our ability to raise additional capital.
Our common stock is currently listed for quotation on the NASDAQ Global Select Market. We are required to meet specified requirements in order to maintain our listing on the NASDAQ Global Select Market, including, among other things, a minimum bid price of $1.00 per share. Our bid price has recently fallen below $2.00 per share. If our bid price falls further to below $1.00 per share for 30 consecutive business days, we will receive a deficiency notice from NASDAQ advising us that we have 180 days to regain compliance by maintaining a minimum bid price of at least $1.00 for a minimum of ten consecutive business days. Under certain circumstances, NASDAQ could require that the minimum bid price exceed $1.00 for more than ten consecutive days before determining that a company complies.
If we fail to satisfy the NASDAQ Global Select Market’s continued listing requirements, we may transfer to the NASDAQ Capital Market, which generally has lower financial requirements for initial listing, to avoid delisting, or, if we fail to meet its listing requirements, the OTC Bulletin Board. A transfer of our listing to the NASDAQ Capital Market or having our common stock trade on the OTC Bulletin Board could adversely affect the liquidity of our common stock.  Any such event could make it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock, and there also would likely be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further.  We may also face other material adverse consequences in such event, such as negative publicity, a decreased ability to obtain additional financing, diminished investor and/or employee confidence, and the loss of business development opportunities, some or all of which may contribute to a further decline in our stock price.
The estimates and judgments we make, or the assumptions on which we rely, in preparing our consolidated financial statements could prove inaccurate.
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses. Such estimates and judgments include those related to revenue recognition, impairment of long-lived assets, restructuring, accrued expenses, assumptions in the valuation of stock-based compensation and income taxes. We base our estimates and judgments on historical experience, facts and circumstances known to us and on various assumptions that we believe to be reasonable under the circumstances. These estimates and judgments, or the assumptions underlying them, may change over time or prove inaccurate. If this is the case, we may be required to restate our financial statements, which could in turn subject us to securities class action litigation. Defending against such potential litigation relating to a restatement of our financial statements would be expensive and would require significant attention and resources of our management. Moreover, our insurance to cover our obligations with respect to the ultimate resolution of any such litigation may be inadequate. As a result of these factors, any such potential litigation could have a material adverse effect on our financial results and cause our stock price to decline.
If we are not able to maintain effective internal control under Section 404 of the Sarbanes-Oxley Act, our business and stock price could be adversely affected.
Section 404 of the Sarbanes-Oxley Act of 2002 requires us, on an annual basis, to review and evaluate our internal control and requires our independent auditors to attest to the effectiveness of our internal control over financial reporting. Any failure by us to maintain the effectiveness of our internal control in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act, which could be impacted by our restructuring or employee turnover, as such requirements exist today or may be modified, supplemented or amended in the future, could have a material adverse effect on our business, operating results and stock price.
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
To our knowledge, based on the number of shares of our common stock outstanding on July 29, 2016, stockholders holding 5% or more of our common stock, as well as our executive officers, directors, and their respective affiliates, owned in the aggregate approximately 60% of our common stock. These stockholders have the ability to influence our company through this ownership position. For example, as a result of this concentration of ownership, these stockholders, if acting together, may have the ability to affect the outcome of matters submitted to our stockholders for approval, including the election and removal of directors, changes to our equity compensation plans and any merger or similar transaction. This concentration of ownership may, therefore, harm the market price of our common stock by:

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
As of June 30, 2016, we had $146.4 million in cash, cash equivalents and available-for-sale securities. We historically have invested these amounts in money market funds, corporate obligations, U.S. government-sponsored enterprise obligations, U.S. Treasury securities and mortgage-backed securities meeting the criteria of our investment policy, which prioritizes the preservation of our capital. Corporate obligations may include obligations issued by corporations in countries other than the United States, including some issues that have not been guaranteed by governments and government agencies. Our investments are subject to general credit, liquidity, market and interest rate risks and instability in the global financial markets. We may realize losses in the fair value of these investments or a complete loss of these investments. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio may have a material adverse effect on our financial results and the availability of cash to fund our operations.

Item 6.	Exhibits
(a) Exhibits.
The exhibits listed in the Exhibit Index are included in this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFINITY PHARMACEUTICALS, INC.
Date: August 9, 2016	By:	/s/ LAWRENCE E. BLOCH, M.D., J.D.
Lawrence E. Bloch, M.D., J.D.
Executive Vice President, Chief Financial Officer and Chief Business Officer
(Principal Financial Officer & Principal Accounting Officer)

EXHIBIT INDEX

	Description	Incorporated by Reference
Exhibit No.		Form	SEC Filing date	Exhibit Number	Filed with this 10-Q
1.1	Controlled Equity OfferingSM Sales Agreement, dated May 4, 2016, by and between the Registrant and Cantor Fitzgerald & Co.	8-K	5/4/2016	1.1
3.1	Restated Certificate of Incorporation of the Registrant.	10-Q	8/9/2007	3.1
3.2	Amended and Restated Bylaws of the Registrant.	8-K	3/17/2009	3.1
4.1	Form of Common Stock Certificate.	10-K	3/14/2008	4.1
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. Filed herewith.				X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. Filed herewith.				X
32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.				X
32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.				X
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. Filed herewith.
					X