Form 10-K
period 2016-12-31
INFINITY PHARMACEUTICALS, INC.
filed 2017-03-14
CIK 1113148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2016

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
(Address of principal executive offices) (zip code)
Registrant’s telephone number, including area code: (617) 453-1000
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value	NASDAQ Global Select Market
(Title of each class)	(Name of each exchange on which listed)
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting Common Stock held by non-affiliates of the registrant as of June 30, 2016 was $64,584,042 based on the last reported sale price of the registrant’s Common Stock on the NASDAQ Global Select Market on that date.

Number of shares outstanding of the registrant’s Common Stock as of March 1, 2017: 50,426,205

Documents incorporated by reference:

Portions of our definitive proxy statement to be filed with the Securities and Exchange Commission no later than May 1, 2017 in connection with our 2017 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Forward-Looking Information
The following discussion of our financial condition and results of operations contained in this Annual Report on Form 10-K should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. Some of the information contained in this discussion and analysis and set forth elsewhere in this report, including information with respect to our plans and strategy for our business, the possible achievement of development goals and milestones in 2017, our future development efforts, our collaborations, and our future operating results and financial position, includes forward-looking statements that involve risks and uncertainties. We often use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and other words and terms of similar meaning to help identify forward-looking statements, although not all forward-looking statements contain these identifying words. You also can identify these forward-looking statements by the fact that they do not relate strictly to historical or current facts. There are a number of important risks and uncertainties that could cause actual results or events to differ materially from those indicated by forward-looking statements made herein. These risks and uncertainties include those inherent in pharmaceutical research and development, such as adverse results in our drug development activities, decisions made by the U.S. Food and Drug Administration, or FDA, and other regulatory authorities with respect to the development and commercialization of our product candidates, our ability to obtain, maintain and enforce intellectual property rights for our product candidates, our dependence on our alliance partners, competition, our ability to obtain any necessary financing to conduct our planned activities and other risk factors described herein. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly in Part I, Item 1A, Risk Factors, that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Unless required by law, we do not undertake any obligation to update any forward-looking statements.

PART I

Item 1. Business
Overview
We are an innovative biopharmaceutical company dedicated to developing best-in-class medicines for patients with difficult-to-treat diseases. We combine proven scientific expertise with a passion for developing novel small molecule drugs that target disease pathways for potential applications in oncology.

IPI-549: Targeting Solid Tumors by Selective Inhibition of the PI3K-Gamma Isoform
We are focusing our efforts on our lead product candidate, IPI-549, an orally administered, clinical-stage, immuno-oncology product candidate that selectively inhibits the enzyme phosphoinositide-3-kinase-gamma, or PI3K-gamma.
Role of PI3K-gamma in Cancer Growth and Survival
The body’s immune system is responsible for fighting off infections and disease, including cancer, and helping the body to heal. The immune system functions by identifying and destroying foreign cells and substances within the body. When confronted by pathogens or disease, an early response of the body's immune system comes in the form of macrophages, a type of white blood cell that produces pro-inflammatory proteins called cytokines. These cytokines activate T cells, another type of immune cell, to attack the health threat. The macrophages then switch gears to produce other types of cytokines that dampen T cell activation, which, in turn, stimulates repair of the affected tissue.
Cancer cells arise from normal cells that have changed in a way that allows them to grow out of control. Cancer cells are not always recognized by the immune system as foreign cells that should be destroyed. However, if cancer cells are recognized by the immune system, mechanisms exist to dampen this immune response and include upregulation of “checkpoint proteins” on T cells, such as programmed death receptor 1, or PD-1. Additionally, in cancer there exists a tumor microenvironment, or TME, which refers to the non-cancerous cells present in the tumor. Cells within the TME, including macrophages, can suppress the immune response and provide signals to cancer cells allowing the tumor to grow. The presence of the supportive TME is thought to be one reason why some cancer therapies, including checkpoint inhibitors, have not provided durable or effective results to date. Targeting cells that suppress the immune system represents an emerging approach within the field of cancer immunotherapy, and inhibition of PI3K-gamma by IPI-549 represents a novel approach to targeting this immune-suppressive microenvironment.
Anti-Tumor Activity of IPI-549 in Preclinical Models
Preclinical research found that macrophage PI3K-gamma signaling promotes a genetic program that results in a macrophage type that suppresses the activation of anti-tumor T cells. Preclinical data demonstrated that blockade of PI3K-gamma by treatment with IPI-549 leads to a shift in the type of macrophages present in the TME from macrophages associated with suppression of the immune response, known as the M2 phenotype, to macrophages that are supportive of a pro-inflammatory, anti-tumor immune response, known as the M1 phenotype. Treatment with IPI-549 increased the M1/M2 macrophage ratio, the number of T cells that attack the tumor, and the production of pro-inflammatory cytokines.
Preclinical studies to investigate the anti-tumor activity of IPI-549 have demonstrated dose-dependent, single-agent, anti-tumor activity in multiple solid tumor models, including models of lung cancer (see below), colon cancer and breast cancer.

Oral Administration of IPI-549 Demonstrates
Anti-Tumor Activity in the Lewis Lung Carcinoma Model
Vehicle n=13
IPI-549 @ 15 mg/kg QD n=15
Tumor volume (mm3)
2500
2000
1500
1000
500
0
12
16
20
23
Day post-implant
Treatment start
*p < 0.05

Additionally, in preclinical models, treatment with IPI-549 in combination with a checkpoint inhibitor showed greater tumor growth inhibition and survival, including a greater number of complete tumor regressions, compared to treatment with either IPI-549 or the checkpoint inhibitor alone. The combination treatment results in long-lasting anti-tumor immune memory as evidenced by the lack of tumor growth when animals are re-challenged with tumor in the absence of any treatment.

IPI-549 in Combination with Anti-PD-1 Improves Survival and Provides Lasting Anti-Tumor Immune Memory in Preclinical Model

Survival to 3000 mm³
Percent survival
100
80
60
40
20
0
0
15
30
45
60
75
90
105
Re-challenge
Re-challenge
Treatment Start
Day 4
Stop Treatment
Day 56
Days Post-Implant
Vehicle+Isotype (n=14)
IPI-549+Isotype (n=14)
Vehicle+anti-PD1 (n=15)
IPI-549+anti-PD1 (n=15)

In vivo data in CT26 cell line (colon cancer).

These findings support the hypothesis that inhibition of PI3K-gamma by IPI-549 leads to an activated and more efficient anti-tumor immune response through its effects on the immune-suppressive TME.

Overcoming Resistance to Checkpoint Inhibition
In recent years, checkpoint inhibitors have shown promising results as a treatment for multiple types of cancer, but many patients eventually become resistant to checkpoint inhibitors and require treatment with an additional therapy. Preclinical studies in a number of tumor models showed that resistance to checkpoint inhibition is associated with increased numbers of tumor-associated macrophages and is directly mediated by the immune-suppressive activity of these macrophages on T cells. Furthermore, the data showed that inhibition of PI3K-gamma by IPI-549 switched the activation of macrophages from an immune-suppressive M2 state to a pro-inflammatory M1 state, leading to enhanced anti-tumor cytotoxic T cell activity, particularly when combined with checkpoint inhibitors. These data demonstrate that IPI-549 treatment is able to reverse the lack of response to checkpoint inhibitors in models that are initially insensitive to checkpoint inhibition as a single therapy (see below).

Phase 1 Clinical Study of IPI-549
Based on our preclinical data generated to date, we are conducting a Phase 1 study evaluating IPI-549 in approximately 175 patients with advanced solid tumors. The study includes a dose-escalation phase to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of IPI-549 as a monotherapy, as well as a dose-escalation phase evaluating IPI-549 in combination with nivolumab, also known as Opdivo. Nivolumab, a checkpoint inhibitor therapy being commercialized by Bristol-Myers Squibb, or BMS, targets PD-1. If supported by data from the initial portion of the study, a Phase 1b portion would investigate IPI-549 in a monotherapy expansion cohort as well as in expansion cohorts in combination with nivolumab in patients with selected solid tumors, including non-small cell lung cancer, or NSCLC, melanoma and squamous cell carcinoma of the head and neck, or SCCHN, whose tumors have shown initial resistance or subsequently have developed resistance to checkpoint inhibitor therapy. We expect to begin enrolling patients in both the monotherapy and combination expansion cohorts during the second half of 2017.

In connection with our Phase 1 study of IPI-549, we have entered into a clinical supply agreement with BMS under which BMS agreed to provide nivolumab at no cost to us for use in our Phase 1 study of IPI-549. Under the agreement with BMS, we would provide BMS with clinical data from the study.

In September 2016, we presented initial clinical data from our Phase 1 study of IPI-549 in a poster session at the Second CRI-CIMT-EATI-AACR International Cancer Immunotherapy Conference: Translating Science into Survival and in January 2017 at the Keystone Symposia Conference, "PI3K Pathways in Immunology, Growth Disorders and Cancer". Preliminary results from nine patients with advanced solid tumors showed that the safety, pharmacokinetics and pharmacodynamics of IPI-549 monotherapy treatment appeared favorable. As of the September 2016 data cutoff, no dose limiting toxicities and no serious adverse events were observed. Pharmacokinetic and pharmacodynamic data supported once daily dosing of IPI-549 based on the observed half-life and inhibition of the PI3K-gamma pathway. We expect to report additional Phase 1 study data from the monotherapy dose-escalation phase as well as the dose-escalation phase evaluating IPI-549 in combination with nivolumab in 2017.

The expansion cohorts of our Phase 1 clinical study represent patient populations for which there exists a significant unmet medical need, including patients with NSCLC, melanoma and SCCHN whom either relapse or do not respond to treatment with a checkpoint inhibitor such as Opdivo. The American Cancer Society estimates approximately 189,000 new cases of NSCLC and approximately 87,000 new cases of melanoma in 2017. Additionally, the American Society of Clinical Oncology estimates approximately 62,000 new cases of SCCHN in 2017.
Strategic Alliances
Since our inception, corporate alliances have been integral to our strategy. These alliances have provided access to breakthrough science, significant research and development support and funding, and innovative drug development programs, all intended to help us realize the full potential of our product pipeline. All of our revenues since September 2006 have been generated under collaborative research agreements including our corporate alliances.
Verastem
On October 29, 2016, we and Verastem, Inc., or Verastem, entered into a license agreement, which we and Verastem amended and restated on November 1, 2016, effective as of October 29, 2016. We refer to the amended and restated license agreement as the Verastem Agreement. Under the Verastem Agreement, we granted to Verastem an exclusive worldwide license for the research, development, commercialization, and manufacture of duvelisib and products containing duvelisib, which we refer to as the Licensed Products, in each case in oncology indications. Duvelisib, also known as IPI-145, is a selective inhibitor of the PI3K delta and gamma isoforms. Upon entry into the Verastem Agreement, Verastem assumed financial responsibility for activities that were part of our ongoing duvelisib program, including a randomized, Phase 3 monotherapy clinical study in patients with relapsed/refractory chronic lymphocytic leukemia which we refer to as the DUO Study. Verastem is obligated to use diligent efforts, as defined in the Verastem Agreement, to develop and commercialize one Licensed Product. During the term of the Verastem Agreement, we have agreed not to research, develop, manufacture or commercialize duvelisib in any indication in humans or animals.
Under the Verastem Agreement, we have financial responsibility for up to $4.5 million of costs related to the shutdown of certain specified clinical studies. We expect to reach the $4.5 million maximum for clinical study shutdown costs during the first half of 2017. Following a short transition period, Verastem has assumed all financial and operational responsibility for the duvelisib program except for the clinical shutdown costs and certain clinical study close-out activities we agreed to retain and will reimburse us for costs incurred by us during the transition period, together with certain prepaid expenses associated with the clinical studies assumed by Verastem.
Pursuant to the terms of the Verastem Agreement, Verastem is required to make the following payments to us in cash or, at Verastem’s election, in whole or in part, in shares of Verastem common stock: (i) $6.0 million upon the completion of the DUO Study if the results of the DUO Study meet certain pre-specified criteria and (ii) $22.0 million upon the approval for a Licensed Product of a new drug application, or NDA, in the United States or an application for marketing authorization with a regulatory authority outside of the United States. For any portion of any of the foregoing payments which Verastem elects to issue in shares of common stock in lieu of cash, the number of shares of Verastem common stock to be issued would be determined by multiplying (1) 1.025 by (2) the number of shares of common stock equal to (a) the amount of the payment to be paid in shares of common stock divided by (b) the average closing price of a share of Verastem common stock as quoted on NASDAQ for a twenty-day period following the public announcement of the applicable milestone event. The shares of common stock would be issued as unregistered securities, and Verastem would have an obligation to promptly file a registration statement with the U.S. Securities and Exchange Commission, or SEC, to register such shares for resale. Any issuance of shares would be subject to the satisfaction of standard closing conditions, including that all material authorizations, consents and similar approvals necessary for such issuance shall have been obtained.
Verastem is also obligated to pay us royalties on worldwide net sales of Licensed Products ranging from the mid-single digits to the high single-digits. The royalty obligation will continue on a product-by-product and country-by-country basis until the latest to occur of (i) the last-to-expire patent right covering the applicable Licensed Product in the applicable country, (ii) the last-to-expire patent right covering the manufacture of the applicable Licensed Product in the country of manufacture of such Licensed Product, (iii) the expiration of non-patent regulatory exclusivity for such Licensed Product in the applicable country and (iv) ten years following the first commercial sale of a Licensed Product in the applicable country, provided that, upon the expiration of the last-to-expire patent right covering the such Licensed Product in the United States, the applicable royalty on net sales for such Licensed Product in the United States will be reduced by 50%. The royalties are also subject to reduction by 50% of certain third-party royalty payments or patent litigation damages or settlements which might be required to be paid by Verastem if litigation were to arise, with any such reductions capped at 50% of the amounts otherwise payable during the applicable royalty payment period.
In addition to the foregoing, Verastem is obligated to pay us a royalty of 4% on worldwide net sales of Licensed Products to cover the reimbursement of research and development costs owed by us to Mundipharma International Corporation Limited, or Mundipharma, and Purdue Pharmaceutical Products L.P., or Purdue. Once we have fully reimbursed Mundipharma and Purdue, Verastem’s royalty obligations described in this paragraph will be reduced to 1% of net sales in the United States, which we refer to as the Trailing Mundipharma Royalties. The Trailing Mundipharma Royalties are payable on a product-by-

product basis until the latest to occur of (i) the last-to-expire patent right covering the applicable Licensed Product in the United States, (ii) the last-to-expire patent right covering the manufacture of the applicable Licensed Product in the country of manufacture of such Licensed Product, (iii) the expiration of non-patent regulatory exclusivity for such Licensed Product in the United States and (iv) ten years following the first commercial sale of such Licensed Product in the United States, provided that, upon the expiration of the last-to-expire patent right covering the a Licensed Product in the United States, the applicable royalty on net sales for such Licensed Product in the United States will be reduced by 50%. In addition, the Trailing Mundipharma Royalties are subject to reduction by 50% of certain third-party royalty payments or patent litigation damages or settlements which might be required to be paid by Verastem if litigation were to arise, with any such reductions capped at 50% of the amounts otherwise payable during the applicable royalty payment period.
The Verastem Agreement expires when each party no longer has any obligations to the other party under the Verastem Agreement. Verastem has the right to terminate the Verastem Agreement upon at least 180 days prior written notice to us at any time following the earlier of (i) Verastem’s decision to discontinue the DUO Study under certain circumstances as specified in the Verastem Agreement and (ii) the determination of whether the DUO Study has met its pre-specified primary endpoint. Either party may terminate the Verastem Agreement if the other party materially breaches or defaults in the performance of its obligations. If we terminate the Verastem Agreement for Verastem’s material breach, patent challenge, or insolvency, or if Verastem terminates for convenience, then, at our request and subject to our execution of a waiver of certain types of damages, Verastem will transition the duvelisib program back to us at Verastem’s cost. If Verastem terminates for our breach or insolvency, Verastem will effect a more limited transition of the duvelisib program to us at our request and cost, subject to our execution of a waiver of certain types of damages, and we will thereafter pay to Verastem a low single-digit royalty on net sales of Licensed Products.
We and Verastem have made customary representations and warranties and have agreed to certain customary covenants, including confidentiality and indemnification.
AbbVie
The AbbVie Agreement
On September 2, 2014, we entered into a collaboration and license agreement between us and AbbVie Inc., which we refer to as the AbbVie Agreement. Under the AbbVie Agreement, we and AbbVie Inc., which we refer to as AbbVie, agreed to develop and commercialize products containing duvelisib in oncology indications. We refer to products containing duvelisib included under the AbbVie Agreement as Duvelisib Products. IPI-549, an orally administered, selective PI3K-gamma inhibitor, was excluded from the collaboration. On June 24, 2016, AbbVie delivered to us a written notice that AbbVie was exercising its right to terminate the AbbVie Agreement unilaterally upon 90 days’ written notice, which we refer to as the AbbVie Opt-Out. The termination of the AbbVie agreement was effective on September 23, 2016.
Under the terms of the AbbVie Agreement, we and AbbVie agreed to share equally commercial profits or losses of Duvelisib Products in the United States, including sharing equally the existing royalty obligations to Mundipharma and Purdue for sales of Duvelisib Products in the United States, as well as sharing equally the existing U.S. milestone payment obligations to Takeda Pharmaceutical Company Limited, or Takeda, our PI3K program licensor. For more information about obligations to Takeda, refer to the section below titled “Takeda.”
AbbVie had agreed to pay us tiered royalties on net sales of Duvelisib Products outside the United States ranging from 23.5% to 30.5%, depending on annual net sales of Duvelisib Products by AbbVie, its affiliates and its sublicensees. This tiered royalty could have been further reduced based on specified factors, including patent expiry, generic entry, and royalties paid to third parties.
We and AbbVie had shared oversight of development and had agreed to use diligent efforts, as defined in the AbbVie Agreement, to carry out our development activities under an agreed upon development plan. We had primary responsibility for the conduct of development of Duvelisib Products, unless otherwise agreed, and AbbVie had responsibility for the conduct of certain contemplated combination clinical studies, including those examining duvelisib and venetoclax, a selective first-in-class B-cell lymphoma 2 inhibitor, which we refer to as the AbbVie Studies. The development and manufacturing costs for the AbbVie Studies were shared equally.
We were responsible for the manufacture of Duvelisib Products until the transition of manufacturing responsibility to AbbVie, which we had expected to occur as promptly as practicable while ensuring continuity of supply. Excluding the AbbVie Studies, we were responsible for all costs to develop and manufacture Duvelisib Products up to a maximum amount of $667 million, after which costs were to be shared equally.

We and AbbVie shared operational responsibility and decision making authority for commercialization of Duvelisib Products in the United States. Prior to commercialization and regulatory approval, we recognized the cost of manufacturing as a component of research and development and the cost of commercialization as a component of general and administrative expenses. During the years ended December 31, 2016, 2015 and 2014, we accounted for AbbVie’s share of the costs as a reduction of the related expense.

Under the AbbVie Agreement, AbbVie paid us a non-refundable $275 million upfront payment in 2014 and a $130 million milestone payment in November 2015 associated with the completion of enrollment of DYNAMOTM, our Phase 2 clinical study evaluating the efficacy and safety of duvelisib in patients with refractory indolent non-Hodgkin lymphoma, or iNHL. Of the total $405 million received from AbbVie, we allocated $234.3 million to the license which was recognized as revenue upon receipt of the upfront payment and achievement of the milestone payment. Revenue related to development services and committee services was recognized using the proportionate performance method. We initially estimated that services would be performed through 2019.

The AbbVie Agreement was intended to remain in effect until all development, manufacturing and commercialization of Duvelisib Products ceased, unless terminated earlier. AbbVie had the right to terminate the AbbVie Agreement for convenience after a specified notice period as described above.

AbbVie Opt-Out

Upon formal termination of the AbbVie Agreement on September 23, 2016, we received all rights to the regulatory filings related to duvelisib, our license to AbbVie terminated, and AbbVie granted us an exclusive, perpetual, irrevocable, royalty-free license, under certain patent rights and know-how controlled by AbbVie, to develop, manufacture and commercialize products containing duvelisib, excluding any compound which is covered by patent rights controlled by AbbVie or its affiliates, in oncology indications worldwide.

Neither party has any ongoing financial obligation to the other under the AbbVie Agreement. In connection with the AbbVie Opt-Out, AbbVie will not pay any royalties or any of the additional $400 million in milestone payments that we could have potentially earned under the AbbVie Agreement. During the third quarter of 2016, we and AbbVie finalized the wind-down plan to ensure a smooth transition of the responsibilities of the parties. We do not expect to receive any further proceeds from AbbVie for our wind-down activities, and we do not expect to incur any additional expenses for their clinical wind-down services.

Takeda

In July 2010, we entered into a development and license agreement with Intellikine, Inc., or Intellikine, under which we obtained rights to discover, develop and commercialize pharmaceutical products targeting the delta and/or gamma isoforms of PI3K, including duvelisib and IPI-549. In January 2012, Intellikine was acquired by Takeda, acting through its Millennium business unit. In December 2012, we amended and restated our development and license agreement with Takeda. We refer to our PI3K inhibitor program licensor as Takeda and to the amended and restated development and license agreement, as amended by the July 2014 and September 2016 amendments described in more detail below, as the Takeda Agreement.

Under the terms of the Takeda Agreement, we are obligated to pay Takeda an aggregate of up to $5 million in success-based milestone payments for the development of a product candidate other than duvelisib, which could include IPI-549. We are also obligated to pay Takeda up to an aggregate of $165 million in success-based milestone payments related to the approval and commercialization of one product, which could be a product containing IPI-549.

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

July 2014 Amendment
On March 31, 2015, we paid a $52.5 million fee to exercise an option that we purchased from Takeda in July 2014 for a one-time upfront payment of $5.0 million. As a result of our exercise of this option, we are no longer obligated under the Takeda Agreement to pay to Takeda tiered royalties with respect to worldwide net sales in oncology indications of products containing or comprised of duvelisib.

September 2016 Amendment
In September 2016, we entered into a second amendment with Takeda. Under the second amendment, effective as of our execution of (i) a license or sublicense of rights under certain intellectual property to use, develop, or commercialize duvelisib or (ii) a sale, in an asset sale, of any of our rights necessary to practice duvelisib, each of which ((i) and (ii)) we refer to as a qualifying transaction, we are no longer obligated to pay Takeda any remaining milestone payments under the Takeda Agreement for the development, approval or commercialization of duvelisib. Additionally, upon execution of a qualifying transaction, our obligation to use diligent efforts to develop products under the Takeda Agreement is reduced from two products to one product. In return, we are obligated to pay Takeda 50% of all revenue arising from each qualifying transaction for duvelisib, subject to certain exceptions. We believe the Verastem Agreement constitutes a qualifying transaction.

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

We have three issued or allowed U.S. patents related to our IPI-549 program, which expire on various dates between 2033 and 2034, excluding any patent term extension. In addition, we have approximately 70 patents and patent applications pending worldwide related to our PI3K-gamma program. Any patents that may issue from our pending patent applications would expire between 2033 and 2036, excluding any patent term extension. These patents and patent applications disclose compositions of matter, pharmaceutical compositions, methods of use and synthetic methods.

The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the United States, a patent's term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the United States Patent and Trademark Office, or USPTO, in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent. The term of a patent that covers a drug or biological product may also be eligible for patent term extension when FDA approval is granted, provided statutory and regulatory requirements are met. In the future, if and when our product candidates receive approval by the FDA or foreign regulatory authorities, we expect to apply for patent term extensions on issued patents covering those drugs, depending upon the length of the clinical trials for each drug and other factors. There can be no assurance that any of our pending patent applications will issue or that we will benefit from any patent term extension or favorable adjustment to the term of any of our patents.

As with other biotechnology and pharmaceutical companies, our ability to maintain and solidify our proprietary and intellectual property position for our product candidates and technologies will depend on our success in obtaining effective patent claims and enforcing those claims, if granted. However, our pending patent applications, and any patent applications that we may in the future file or license from third parties may not result in the issuance of patents. We also cannot predict the breadth of claims that may be allowed or enforced in our patents. Any issued patents that we may receive in the future may be challenged, invalidated or circumvented. For example, we cannot be certain of the priority of inventions covered by pending third-party patent applications. If third parties prepare and file patent applications in the United States that also claim technology or therapeutics to which we have rights, we may have to participate in interference proceedings in the USPTO to determine priority of invention, which could result in substantial costs to us, even if the eventual outcome is favorable to us, which is highly unpredictable. In addition, because of the extensive time required for clinical development and regulatory review of a product candidate we may develop, it is possible that, before any of our product candidates can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thereby limiting protection such patent would afford the respective product and any competitive advantage such patent may provide.

Our policy is to obtain and enforce the patents and proprietary technology rights that are commercially important to our business, and we intend to continue to file patent applications to protect such technology and compounds in countries where we believe it is commercially reasonable and advantageous to do so. We also rely on trade secrets to protect our technology where patent protection is deemed inappropriate or unobtainable. We seek to protect our proprietary information, in part, by executing confidentiality agreements with our collaborators and scientific advisors, and non-competition, non-solicitation, confidentiality, and invention assignment agreements with our employees and consultants. We have also executed agreements requiring assignment of inventions with selected scientific advisors and collaborators. The confidentiality agreements we enter into are designed to protect our proprietary information and the agreements or clauses requiring assignment of inventions to us are designed to grant us ownership of technologies that are developed through our relationship with the respective counterparty. We cannot guarantee, however, that these agreements will afford us adequate protection of our intellectual property and proprietary information rights.

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

We believe that IPI-549 is the only PI3K-gamma selective inhibitor in clinical development. However, there are many competitors developing or commercializing therapies targeting macrophage biology, including the following competitors which we believe to be conducting clinical studies of product candidates targeting one or more aspects of macrophage biology: Incyte Corporation (through its collaboration with Calithera Inc.), Five Prime Therapeutics, Inc., Plexxikon Inc., Eli Lilly and Company, Amgen Inc., F. Hoffmann-La Roche Ltd, Forty Seven Inc., Celgene Corporation, Trillium Therapeutics Inc., Pfizer, XBiotech, Inc., AbbVie Inc., Takeda Pharmaceuticals, International, Inc., Novartis AG, Efranat Ltd., Seattle Genetics, Inc., Apexigen Inc., X4 Pharmaceuticals, Inc. and Alligator Bioscience AB.

Research and Development
As of March 1, 2017, our research and development group consisted of 8 employees, of whom 7 hold Ph.D. or M.D. degrees and the remaining employee holds a masters degree. Our research and development group is focused on preclinical research, translational medicine, clinical trials and manufacturing technologies. Our research and development expense for the years ended December 31, 2016, 2015 and 2014 was approximately $119.6 million, $199.1 million, and $143.6 million, respectively.

Manufacturing and Supply

We rely primarily on third parties, and in some instances we rely on only one third party, to manufacture critical raw materials, drug substance and final drug product for our research, preclinical development and clinical trial activities. Commercial quantities of any drugs we seek to develop will have to be manufactured in facilities and by processes that comply with the United States Food and Drug Administration, or FDA, and other regulations, and we plan to rely on third parties to manufacture commercial quantities of any products we successfully develop.

Sales and Marketing
We currently have no marketing, commercial sales, or distribution capabilities. We do, however, currently have worldwide commercialization rights for our PI3K-gamma inhibitor program, including IPI-549. In order to commercialize IPI-549, if and when it is approved for sale, we will need to, and we intend to, develop the necessary marketing, sales and distribution capabilities.

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

A product candidate must be approved by the FDA through the new drug application, or NDA. An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;

•	submission to the FDA of an investigational new drug, or IND, application, which must take effect before human clinical trials may begin;

•	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;

•
performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug product for each indication;

•	preparation and submission to the FDA of an NDA, requesting marketing for one or more proposed indications;

•	review by an FDA advisory committee, where appropriate or if applicable;

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

In addition to the foregoing IND requirements, an IRB representing each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review and reapprove the study at least annually. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB must operate in compliance with FDA regulations. An IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients.

Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether or not a trial may move forward at designated check points based on access that only the group maintains to available data from the study. Suspension or termination of development during any phase of clinical trials can occur if it is determined that the participants or patients are being exposed to an unacceptable health risk. Other reasons for suspension or termination may be made by us based on evolving business objectives and/or competitive climate.

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

Review of an NDA by the FDA
If clinical trials are successful, the next step in the drug development process is the preparation and submission to the FDA of a NDA. The NDA is the vehicle through which drug applicants formally propose that the FDA approve a new drug for marketing and sale in the United States for one or more indications. The NDA must contain a description of the manufacturing process and quality control methods, as well as results of preclinical tests, toxicology studies, clinical trials and proposed labeling, among other things. Every new drug must be the subject of an approved NDA before it may be commercialized in the United States. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2017 is $2,038,100. The sponsor of an approved NDA is also subject to annual product and establishment user fees, which for fiscal year 2017 are $97,750 per product and $512,000 per establishment. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for drugs with orphan designation and a waiver for certain small businesses, an exception from the establishment fee when the establishment does not engage in manufacturing the drug during a particular fiscal year, and an exception from the product fee for a drug that is the same as another drug approved under an abbreviated pathway.

Following submission of an NDA, the FDA conducts a preliminary review of an NDA generally within 60 calendar days of its receipt and strives to inform the sponsor by the 74th day after the FDA’s receipt of the submission to determine whether the application is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to certain performance goals in the review process of NDAs. Under that agreement, 90% of applications seeking approval of New Molecular Entities, or NMEs, are meant to be reviewed within ten months from the date on which FDA accepts the NDA for filing, and 90% of applications for NMEs that have been designated for “priority review” are meant to be reviewed within six months of the filing date. For applications seeking approval of drugs that are not NMEs, the ten-month and six-month review periods run from the date that FDA receives the application. The review process and the Prescription Drug User Fee Act goal date may be extended by the FDA for three additional months to consider new information or clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.

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

The FDA may refer an application for a novel drug to an advisory committee or explain why such referral was not made. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

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

Fast Track, Breakthrough Therapy, Priority Review and Regenerative Advanced Therapy Designations
The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs are referred to as fast track designation, breakthrough therapy designation, priority review designation and regenerative advanced therapy designation.

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

Second, a product may be designated as a Breakthrough Therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to Breakthrough Therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross-disciplinary project lead for the review team; and taking other steps to design the clinical trials in an efficient manner.

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

Finally, with passage of the 21st Century Cures Act, or the Cures Act, in December 2016, Congress authorized the FDA to accelerate review and approval of products designated as regenerative advanced therapies. A product is eligible for this designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such disease or condition. The benefits of a regenerative advanced therapy designation include early interactions with FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.

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

Under the Hatch-Waxman Amendments, the FDA may not approve an ANDA until any applicable period of non-patent exclusivity for the RLD has expired. The FDCA provides a period of five years of non-patent data exclusivity for a new drug containing a new chemical entity. For the purposes of this provision, a new chemical entity, or NCE, is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification (discussed below), in which case the applicant may submit its application four years following the original product approval.

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

505(b)(2) NDAs
NDAs for most new drug products are based on two full clinical studies which must contain substantial evidence of the safety and efficacy of the proposed new product. These applications are submitted under Section 505(b)(1) of the FDCA. The FDA is, however, authorized to approve an alternative type of NDA under Section 505(b)(2) of the FDCA. This type of application allows the applicant to rely, in part, on the FDA’s previous findings of safety and efficacy for a similar product or published literature. Specifically, Section 505(b)(2) applies to NDAs for a drug for which the investigations made to show whether or not the drug is safe for use and effective in use and relied upon by the applicant for approval of the application “were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted.”

Thus, Section 505(b)(2) authorizes the FDA to approve an NDA based on safety and effectiveness data that were not developed by the applicant. NDAs filed under Section 505(b)(2) may provide an alternate and potentially more expeditious pathway to FDA approval for new or improved formulations or new uses of previously approved products. If the 505(b)(2) applicant can establish that reliance on the FDA’s previous approval is scientifically appropriate, the applicant may eliminate the need to conduct certain preclinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new drug candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) applicant.

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

If the ANDA or 505(b)(2) applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA or the 505(b)(2) application has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA or 505(b)(2) application until the earliest of 30 months after the receipt of the Paragraph IV notice, expiration of the patent, or a decision in the infringement case that is favorable to the applicant. The ANDA or 505(b)(2) application also will not be approved until any applicable non-patent exclusivity listed in the Orange Book for the branded reference drug has expired.

Pediatric Studies and Exclusivity
Under the Pediatric Research Equity Act, an NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the drug product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. With enactment of the Food and Drug Administration Safety and Innovation Act, or the FDASIA, in 2012, sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests, and any other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.

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

Orphan Drug Designation and Exclusivity
Under the Orphan Drug Act, the FDA may designate a drug product as an “orphan drug” if it is intended to treat a rare disease or condition, generally meaning that it affects fewer than 200,000 individuals in the United States, or more in cases in which there is no reasonable expectation that the cost of developing and making a drug product available in the United States for treatment of the disease or condition will be recovered from sales of the product. A company must request orphan drug designation before submitting an NDA for the drug and rare disease or condition. If the request is granted, the FDA will disclose the identity of the therapeutic agent and its potential use. Orphan drug designation does not shorten the Prescriptoin Drug User Fee Act, or PDUFA, goal dates for the regulatory review and approval process, although it does convey certain advantages such as tax benefits and exemption from the PDUFA application fee.

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

Patent Term Restoration and Extension
A patent claiming a new drug product or its method of use may be eligible for a limited patent term extension, also known as patent term restoration, under the Hatch-Waxman Act, which permits a patent restoration of up to five years for patent term lost during product development and the FDA regulatory review. Patent term extension is generally available only for drug products whose active ingredient has not previously been approved by the FDA. The restoration period granted is typically one-half the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the ultimate approval date. Patent term extension cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved drug product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple drugs for which approval is sought can only be extended in connection with one of the approvals. The USPTO reviews and approves the application for any patent term extension in consultation with the FDA.
The 21st Century Cures Act

On December 13, 2016, President Obama signed the Cures Act into law. The Cures Act is designed to modernize and personalize healthcare, spur innovation and research, and streamline the discovery and development of new therapies through increased federal funding of particular programs. It authorizes increased funding for the FDA to spend on innovation projects. The new law also amends the Public Health Service Act, or PHSA, to reauthorize and expand funding for the NIH. The Cures Act establishes the NIH Innovation Fund to pay for the cost of development and implementation of a strategic plan, early stage investigators and research. It also charges NIH with leading and coordinating expanded pediatric research. Further, the Cures Act directs the Centers for Disease Control and Prevention to expand surveillance of neurological diseases.

With amendments to the FDCA and the PHSA, Title III of the Cures Act seeks to accelerate the discovery, development, and delivery of new medicines and medical technologies. To that end, and among other provisions, the Cures Act reauthorizes the existing priority review voucher program for certain drugs intended to treat rare pediatric diseases until 2020; creates a new priority review voucher program for drug applications determined to be material national security threat medical countermeasure applications; revises the FDCA to streamline review of combination product applications; requires FDA to evaluate the potential use of “real world evidence” to help support approval of new indications for approved drugs; provides a new “limited population” approval pathway for antibiotic and antifungal drugs intended to treat serious or life-threatening infections; and authorizes FDA to designate a drug as a “regenerative advanced therapy,” thereby making it eligible for certain expedited review and approval designations.

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

Clinical Trial Approval in the EU
Pursuant to the currently applicable Clinical Trials Directive 2001/20/EC and the Directive 2005/28/EC on GCP, an applicant must obtain approval from the competent national authority of the EU Member State in which the clinical trial is to be conducted. If the clinical trial is conducted in different EU Member States, the competent authorities in each of these EU Member States must provide their approval for the conduct of the clinical trial. Furthermore, the applicant may only start a clinical trial at a specific study site after the competent ethics committee has issued a favorable opinion.

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

The centralized procedure provides for the grant of a single marketing authorization that is valid for all EU Member States. The centralized procedure is compulsory for medicinal products produced by certain biotechnological processes, products designated as orphan medicinal products, and products with a new active substance indicated for the treatment of certain diseases. It is optional for those products that are highly innovative or for which a centralized process is in the interest of patients. Under the centralized procedure in the EU, the maximum timeframe for the evaluation of a MAA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the Committee for Medicinal Products for Human use or CHMP. Accelerated evaluation may be granted by the CHMP in exceptional cases. These are defined as circumstances in which a medicinal product is expected to be of a “major public health interest.” Three cumulative criteria must be fulfilled in such circumstances: the seriousness of the disease, such as severely disabling or life-threatening diseases, to be treated; the absence or insufficiency of an appropriate alternative therapeutic approach; and anticipation of high therapeutic benefit. In these circumstances, the EMA ensures that the opinion of the CHMP is given within 150 days.

The decentralized procedure provides for approval by one or more other concerned EU Member States of an assessment of an application for marketing authorization conducted by one EU Member State, known as the reference EU Member State. In accordance with this procedure, an applicant submits an application for marketing authorization to the reference EU Member State and the concerned EU Member States. This application is identical to the application that would be submitted to the EMA for authorization through the centralized procedure. The reference EU Member State prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. The resulting assessment report is submitted to the concerned EU Member States which, within 90 days of receipt, must decide whether to approve the assessment report and related materials. If a concerned EU Member State cannot approve the assessment report and related materials due to concerns relating to a potential serious risk to public health, disputed elements may be referred to the European Commission, whose decision is binding on all EU Member States. In accordance with the mutual recognition procedure, the sponsor applies for national marketing authorization in one EU Member State. Upon receipt of this authorization the sponsor can then seek the recognition of this authorization by other EU Member States. Authorization in accordance with either of these procedures will result in authorization of the medicinal product only in the reference EU Member State and in the other concerned EU Member States.

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

Regulatory Data Exclusivity in the European Union
Innovative medicinal products authorized in the EU on the basis of a full MAA (as opposed to an application for marketing authorization that relies on data available in the marketing authorization dossier for another, previously approved, medicinal product) are entitled to eight years of data exclusivity. During this period, applicants for authorization of generic versions of these innovative products cannot rely on data contained in the marketing authorization dossier submitted for the innovative medicinal product. Innovative medicinal products are also entitled to ten years’ of market exclusivity. During this ten-year period no generic version of the medicinal product can be placed on the EU market. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, is held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity so that the innovator gains the prescribed period of data exclusivity, another company may market another version of the product if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.

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

Once authorized, orphan medicinal products are entitled to ten years of market exclusivity in all EU Member States and, in addition, a range of other benefits during the development and regulatory review process, including scientific assistance for study protocols, authorization through the centralized marketing authorization procedure covering all member countries and a reduction or elimination of registration and marketing authorization fees. However, marketing authorization may be granted to a similar medicinal product with the same orphan indication during the ten-year period with the consent of the marketing authorization holder for the original orphan medicinal product or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if the product is safer, more effective or otherwise clinically superior to the original orphan medicinal product. The period of market exclusivity may, in addition, be reduced to six years if it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity.

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

•
the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•
the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or the ACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the United States Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.

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

In March 2010, the United States Congress enacted the ACA, which, among other things, includes changes to the coverage and payment for products under government health care programs. Among the provisions of the ACA of importance to potential drug candidates are:

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

•
the Independent Payment Advisory Board, or IPAB, which has authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription drugs. However, the IPAB implementation has been not been clearly defined. ACA provided that under certain circumstances, IPAB recommendations will become law unless Congress enacts legislation that will achieve the same or greater Medicare cost savings; and

•
established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. Funding has been allocated to support the mission of the Center for Medicare and Medicaid Innovation from 2011 to 2019.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2024 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

With the new Administration and Congress, there will likely be additional legislative changes, including repeal and replacement of certain provisions of the ACA. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. The Budget Resolution is not a law; however, it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the ACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices.

The President and congressional leaders have expressed interest in repealing certain ACA provisions and replacing them with alternatives that may be less costly and provide state Medicaid programs and private health plans more flexibility. It is possible that these repeal and replacement initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits. The scope of potential future legislation to repeal and replace ACA provisions is highly uncertain in many respects, and it is possible that some of the ACA provisions that generally are not favorable for the research-based pharmaceutical industry could also be repealed along with ACA coverage expansion provisions. However, at this time the coverage expansion provisions of the ACA appear most likely to be repealed and replaced.

Employees
As of March 1, 2017, we had 23 full-time employees, 8 of whom were engaged in research and development and 15 of whom were engaged in general business management, administration and finance. Approximately 78% of our employees hold advanced degrees. Our success depends, in part, on our ability to recruit and retain talented and trained scientific and business personnel and senior leadership. We believe that we have been successful to date in obtaining and retaining these individuals, but we do not know whether we will be successful in doing so in the future. None of our employees are represented by a labor union or covered by a collective bargaining agreement, nor have we experienced work stoppages. We believe that relations with our employees are good.

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

Executive Officers
The following table lists the positions, names and ages of our executive officers as of March 1, 2017:

Name	Age	Position
Adelene Q. Perkins	57	Chief Executive Officer
Lawrence E. Bloch, M.D., J.D.	51	President and Treasurer
Jeffery L. Kutok, M.D., Ph.D.	50	Senior Vice President, Chief Scientific Officer
Seth A. Tasker, J.D.	38	Vice President, General Counsel and Secretary

Adelene Q. Perkins has served as our Chief Executive Officer since January 2010, our President between October 2008 and January 2017, our Chief Business Officer from October 2008 through December 2009 and our Executive Vice President and Chief Business Officer between September 2006 and October 2008. Ms. Perkins served as Executive Vice President of IPI from February 2006 until its merger with DPI in September 2006 and Chief Business Officer of IPI from June 2002 until the DPI merger. Prior to joining IPI, Ms. Perkins served as Vice President of Business and Corporate Development of TransForm Pharmaceuticals, Inc., a private pharmaceutical company, from 2000 to 2002. From 1992 to 1999, Ms. Perkins held various positions at Genetics Institute, most recently serving as Vice President of Emerging Business and General Manager of the DiscoverEase® business unit. Ms. Perkins has served as a director of the Biotechnology Industry Organization since 2012, a director of Project Hope, a not-for-profit social services company since 2013, a director of the Massachusetts Life Sciences Center, a quasi-public agency of the Commonwealth of Massachusetts, since 2014, a director of the Massachusetts Biotechnology Council, a not-for-profit organization, since 2014, and a director of Padlock Therapeutics, a privately held biopharmaceutical company since 2015. From 1985 to 1992, Ms. Perkins held a variety of positions at Bain & Company, a strategy consulting firm. Ms. Perkins received a B.S. in Chemical Engineering from Villanova University and an M.B.A. from Harvard Business School.

Lawrence E. Bloch, M.D., J.D., has served as our President since January 2017, and our Executive Vice President, Chief Financial Officer and Chief Business Officer from July 2012 to December 2016. Prior to joining Infinity, Dr. Bloch served as Chief Executive Officer of NeurAxon, Inc., a privately held biopharmaceutical company, from 2007 to 2011. Previously, he served as Chief Financial Officer and Chief Business Officer of NitroMed, Inc., a publicly held biopharmaceutical company, from 2004 to 2006. From 2000 to 2004, Dr. Bloch served as Chief Financial Officer, and from 1999 to 2002 as Vice President, Business Development, of Applied Molecular Evolution, Inc., a publicly held biopharmaceutical company. Dr. Bloch began his career as an emergency medicine resident physician at Massachusetts General Hospital and Brigham & Woman’s Hospital. Dr. Bloch has served as director of NeurAxon, Inc., a privately held biopharmaceutical company, from 2007 to 2011. He holds a J.D. from Harvard Law School, an M.D. from Harvard Medical School and an M.B.A. from Harvard Business School.

Jeffery L. Kutok, M.D., Ph.D., has served as our Senior Vice President and Chief Scientific Officer since February 2017, our Vice President of Biology and Translational Science from August 2013 to February 2017, our Senior Director of Biology and Translational Science from August 2012 to August 2013, our Senior Director of Molecular Pathology from March 2012 to August 2012, and our Director of Molecular Pathology from January 2011 to March 2012. Prior to joining Infinity, Dr. Kutok was an associate professor of pathology at Harvard Medical School and Brigham and Women’s Hospital. His laboratory focused on translational medicine research and biomarker identification in cancer, and he is an author on over 190 journal articles, reviews and book chapters. Dr. Kutok is board certified in Anatomic Pathology and Hematology and had clinical duties in Hematopathology and Molecular Diagnostics at Brigham and Women’s Hospital. Dr. Kutok received his B.S. in biology and his M.D., Ph.D. in medicine and molecular pathology from the State University of New York at Stony Brook. His Ph.D. was earned working in the laboratory of Dr. Barry Coller, M.D. in the field of platelet pathobiology. He was also a post-doctoral fellow at Harvard University in the laboratory of Dr. Gary Gilliland, M.D., Ph.D.

Seth A. Tasker, J.D. has served as our Vice President, General Counsel and Secretary since July 2016, our Deputy General Counsel between March 2015 and July 2016, our Associate General Counsel between March 2013 and March 2015, our Assistant General Counsel between March 2010 and March 2013, and our Corporate Counsel between March 2008 and March 2010. Prior to joining Infinity, Mr. Tasker served in varying levels of responsibility in the legal function at Surface Logix, Inc., a privately hely biopharmaceutical company, from 2001 to 2008. Mr. Tasker holds a B.S. in Microbiology from the University of Vermont, a J.D. from Suffolk University Law School, and an M.B.A. from Suffolk University Sawyer School of Management.

Available Information

Our Internet website is http://www.infi.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC. In addition, we regularly use our website to post information regarding our business, product development programs and governance, and we encourage investors to use our website, particularly the information in the section entitled “Investors/Media,” as a source of information about us.

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
We have a limited operating history for you to evaluate our business. We have no approved products and have generated no product revenue from sales. We have primarily incurred operating losses. As of December 31, 2016, we had an accumulated deficit of $625.7 million. Pending any decision to change strategic direction, we expect to continue to spend significant resources to fund IPI-549, the wind-down of duvelisib, and restructuring related expenses. IPI-549 is our selective inhibitor of phosphoinositide-3-kinase, or PI3K, gamma. Duvelisib is a selective inhibitor of PI3K delta and gamma which we licensed to Verastem, Inc, or Verastem. While we may have net income in some periods as the result of non-recurring collaboration revenue, we expect to incur substantial operating losses over the next several years as our clinical trial and drug manufacturing activities continue. In addition, if we proceed to seek and possibly obtain regulatory approval of IPI-549, we would expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. As a result, we expect that our accumulated deficit would also increase significantly.

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
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time consuming, expensive and uncertain process that takes years to complete. We will need substantial additional funds to support our planned operations. In the absence of additional funding or business development activities, we believe that our existing cash, cash equivalents and available-for-sale securities at December 31, 2016 will be adequate to satisfy our capital needs into the first quarter of 2019 based on our operating plans.
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
We currently have no products approved for sale and are investing substantially all of our efforts and financial resources in the development of IPI-549.
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
To date, we have not obtained approval from the FDA or any foreign regulatory authority to market or sell any of our product candidates. Any product candidates that we seek to advance will be subject to extensive governmental regulations relating to development, clinical trials, manufacturing and commercialization. Rigorous preclinical testing and clinical trials and an extensive regulatory approval process are required in the United States and in many foreign jurisdictions prior to the commercial sale of medicinal products like our product candidates.
For example, we are evaluating IPI-549, our only product candidate, in clinical development. If our Phase 1 clinical trial of IPI-549 is successful, we will need to conduct further clinical trials and will need to apply for regulatory approval before we may market or sell any products based on IPI-549. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that IPI-549 will not obtain marketing approval. Even if IPI-549 has a beneficial effect, that effect may not be detected during clinical evaluation as a result of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials. Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of IPI-549 that is greater than the actual positive effect, if any. Similarly, in our clinical trials we may fail to detect toxicity of or intolerability caused by IPI-549, or mistakenly believe that IPI-549 is toxic or not well tolerated when that is not in fact the case.
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
If we, or any future collaborators, experience any of a number of possible unforeseen events in connection with clinical trials of IPI-549, potential clinical development, marketing approval or commercialization of IPI-549 could be delayed or prevented.

We, or any future collaborators, may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent clinical development, marketing approval or commercialization of IPI-549, including:

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

We are in early-stage clinical development for IPI-549. The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of clinical trials do not necessarily predict success in future clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we could face similar setbacks. The design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We may be unable to design and execute a clinical trial to support marketing approval. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we, or any collaborators, believe that the results of clinical trials for IPI-549 warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of IPI-549.
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
We have never obtained marketing approval for a product candidate, and we may be unable to obtain, or may be delayed in obtaining, marketing approval for IPI-549.
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
Even if IPI-549 receives marketing approval, we or others may later discover that the product is less effective than previously believed or causes undesirable side effects that were not previously identified, which could compromise our ability, or that of any future collaborator, to market IPI-549, and we could become subject to costly and damaging product liability claims.
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
Even if IPI-549 obtains regulatory approval, it may not gain market acceptance among physicians, patients, managed care organizations, third-party payors, and the medical community for a variety of reasons including:

•	timing of our receipt of any marketing approvals, the terms of any such approvals and the countries in which any such approvals are obtained;

•	timing of market introduction of competitive products;

•	lower demonstrated clinical safety or efficacy, or less convenient or more difficult route of administration, compared to competitive products;

•	lack of cost-effectiveness;

•	lack of reimbursement from government payors, managed care plans and other third-party payors;

•	prevalence and severity of side effects;

•	potential advantages of alternative treatment methods;

•	whether it is designated under physician treatment guidelines as a first, second or third line therapy;

•	changes in the standard of care for targeted indications;

•	limitations or warnings, including distribution or use restrictions, contained in the product’s approved labeling;

•	safety concerns with similar products marketed by others;

•	the reluctance of the target population to try new therapies and of physicians to prescribe those therapies;

•	the lack of success of our physician education programs; and

•	ineffective sales, marketing and distribution support.
If IPI-549 received marketing approval but fails to achieve market acceptance, we would not be able to generate significant revenue, which may adversely impact our ability to become profitable.
Even if we receive regulatory approvals for marketing IPI-549 or other product candidates we may develop in the future, we could lose our regulatory approvals and our business would be adversely affected if we, our collaborators, or our contract manufacturers fail to comply with continuing regulatory requirements.
The FDA and other regulatory agencies continue to review products even after they receive initial approval. If we receive approval to commercialize any product candidates, the manufacturing, marketing and sale of these drugs will be subject to continuing regulation, including compliance with quality systems regulations, the FDA's current good manufacturing practices, or cGMPs, adverse event requirements and prohibitions on promoting a product for unapproved uses. Enforcement actions resulting from our failure to comply with government and regulatory requirements could result in fines, suspension of approvals, withdrawal of approvals, product recalls, product seizures, mandatory operating restrictions, criminal prosecution, civil penalties and other actions that could impair the manufacturing, marketing and sale of any product candidates and our ability to conduct our business.
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
If such partner were to terminate its arrangements with us, as was the case with AbbVie Inc., or AbbVie, or breach such arrangements, or fail to maintain the financial resources necessary to continue financing its portion of development, manufacturing, and commercialization costs, as applicable, we may not have the financial resources or capabilities necessary to continue development and commercialization of the product candidate on our own. Consequently, the development and commercialization of the affected product candidate could be delayed, curtailed or terminated, and we may find it difficult to attract a new collaborator for such product candidate. For example, as a result of AbbVie's termination of our strategic collaboration, we are not entitled to receive payments for any milestone that was not achieved prior to AbbVie’s delivery to us of its termination notice, and neither party has any financial obligation to the other, other than pursuant to the wind-down plan.
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
If any future collaborator fails to develop or effectively commercialize a product candidate that is the subject of our strategic alliance with them, we may not be able to develop and commercialize such product candidate independently, and our financial condition and operations would be negatively impacted.

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
We currently have rights to certain intellectual property, through licenses from third parties, to develop IPI-549 and other product candidates that we may in the future develop under our PI3K inhibitor program. In addition, we have rights to certain intellectual property, through licenses from third parties, that we have exclusively licensed to Verastem to research, develop, manufacture and commercialize duvelisib. We may decide to license additional third-party technology that we deem necessary or useful for our development of IPI-549. However, we may be unable to acquire or in-license any compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary for IPI-549 at a reasonable cost, or at all. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us.
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
Due to evolving legal standards relating to the patentability, validity and enforceability of patents covering pharmaceutical inventions and molecular diagnostics and the claim scope of these patents, our ability to obtain and enforce patents that may issue from any pending or future patent applications is uncertain and involves complex legal, scientific and factual questions. The standards that the United States Patent and Trademark Office, or USPTO, and its foreign counterparts use to grant patents are not always applied predictably or uniformly and are subject to change. To date, no consistent policy has emerged regarding the breadth of claims allowed in pharmaceutical or molecular diagnostics patents. Thus, we cannot guarantee that any patents will issue from any pending or future patent applications owned by or licensed to us. Even if patents do issue, we cannot guarantee that the claims of these patents will be held valid or enforceable by a court of law, will provide us with any significant protection against competitive products or will afford us a commercial advantage over competitive products.
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
Patent applications in the United States are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the USPTO for the entire time prior to issuance as a U.S. patent. Similarly, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Consequently, we cannot be certain that we were the first to invent, or the first to file patent applications on, IPI-549 or its therapeutic use. In the event that a third party has also filed a U.S. patent application relating to IPI-549 or a similar invention, we may have to participate in interference or derivation proceedings declared by the USPTO or the third party to determine priority of invention in the United States. An adverse decision in an interference or derivation proceeding may result in the loss of rights under a patent or patent application. In addition, the cost of interference proceedings could be substantial.
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
The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. There are situations in which non-compliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If we fail to comply with these requirements, competitors might be able to enter the market earlier than would otherwise have been the case, which could decrease our revenue from that product.
Risks Related to Regulatory Approval and Marketing of IPI-549 and Other Legal Compliance Matters
Even if we complete the necessary preclinical studies and clinical trials, the regulatory approval process is expensive, time-consuming and uncertain and may prevent us from obtaining approvals for the commercialization of IPI-549. If we or our collaborators are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we or they will not be able to commercialize IPI-549, and our ability to generate revenue will be materially impaired.
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
In addition, manufacturers of approved products and those manufacturers’ facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to cGMPs applicable to drug manufacturers or quality assurance standards applicable to medical device manufacturers, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation and reporting requirements. We, any contract manufacturers we may engage in the future, our current or future collaborators and their contract manufacturers will also be subject to other regulatory requirements, including submissions of safety and other post-marketing information and reports, registration and listing requirements, requirements regarding the distribution of samples to physicians, recordkeeping, and costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product such as the requirement to implement a risk evaluation and mitigation strategy.
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
For example, in March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or the ACA. Among the provisions of the ACA of potential importance to our business and IPI-549 are the following:

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

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013 and, due to subsequent legislation, will continue until 2025. In addition, the American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Moreover, the Medicare Access and CHIP Reauthorization Act of 2015, among other things, introduced the Quality Payment Program under which Medicare physicians will be required to either participate in an Advanced Alternative Payment Model, or AAPM, and assume some risk for patient outcomes, or participate in the Merit-Based Incentive Payment System, or MIPS, which will provide an incentive compensation structure that will rate physicians in part based on cost of services. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product and/or the level of reimbursement physicians receive for administering any approved product we might bring to market. Reductions in reimbursement levels may negatively impact the prices we receive or the frequency with which our products are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

In addition, with the new Administration and Congress, there will likely be additional legislative changes, including repeal and replacement of certain provisions of the ACA. It remains to be seen, however, precisely what the new legislation will provide, when it will be enacted and what impact it will have on the availability of healthcare and containing or lowering the cost of healthcare. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop or commercialize product candidates. For example, the President and congressional leaders have expressed interest in repealing certain ACA provisions and replacing them with alternatives that may be less costly and provide state Medicaid programs and private health plans more flexibility. It is possible that these repeal and replacement initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits. The scope of potential future legislation to repeal and replace ACA provisions is highly uncertain in many respects, and it is possible that some of the ACA provisions that generally are not favorable for the research-based pharmaceutical industry could also be repealed along with ACA coverage expansion provisions.
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

Governments outside the United States tend to impose strict price controls, which may adversely affect our revenues, if any.
In some countries, such as the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control and access. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we, or any current or future collaborators, may be required to conduct a clinical trial that compares the cost-effectiveness of our product to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be materially harmed.
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
Our common stock is currently listed for quotation on the NASDAQ Global Select Market. We are required to meet specified requirements in order to maintain our listing on the NASDAQ Global Select Market, including, among other things, a minimum bid price of $1.00 per share. Our bid price has been below $3.00 per share since June 2016. If our bid price falls further to below $1.00 per share for 30 consecutive business days, we will receive a deficiency notice from NASDAQ advising us that we have 180 days to regain compliance by maintaining a minimum bid price of at least $1.00 for a minimum of ten consecutive business days. Under certain circumstances, NASDAQ could require that the minimum bid price exceed $1.00 for more than ten consecutive days before determining that a company complies.
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
To our knowledge, based on the number of shares of our common stock outstanding on March 1, 2017 stockholders beneficially owning 5% or more of our common stock, as well as our executive officers, directors, and their respective affiliates, beneficially owned in the aggregate approximately 48% of our common stock. These stockholders have the ability to influence our company through this ownership position. For example, as a result of this concentration of ownership, these stockholders, if acting together, may have the ability to affect the outcome of matters submitted to our stockholders for approval, including the election and removal of directors, changes to our equity compensation plans and any merger or similar transaction. This concentration of ownership may, therefore, harm the market price of our common stock by:

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
As of December 31, 2016, we had $92.1 million in cash, cash equivalents and available-for-sale securities. We historically have invested these amounts in money market funds, corporate obligations, U.S. government-sponsored enterprise obligations, U.S. Treasury securities and mortgage-backed securities meeting the criteria of our investment policy, which prioritizes the preservation of our capital. Corporate obligations may include obligations issued by corporations in countries other than the United States, including some issues that have not been guaranteed by governments and government agencies. Our investments are subject to general credit, liquidity, market and interest rate risks and instability in the global financial markets. We may realize losses in the fair value of these investments or a complete loss of these investments. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio may have a material adverse effect on our financial results and the availability of cash to fund our operations.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
On September 25, 2014, we entered into a lease covering 61,000 square feet of office space located at 784 Memorial Drive. The lease expires on March 31, 2025, and contains two separate five-year options to extend its term to 2035. We currently lease space to subtenants in 784 Memorial Drive totaling approximately 12,000 square feet.

Item 3. Legal Proceedings
We are not a party to any material legal proceedings.

Item 4. Mine Safety Disclosures
Not applicable.
PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the NASDAQ Global Select Market under the symbol “INFI.” The following table sets forth the range of high and low sales prices for our common stock for the quarterly periods indicated, as reported by NASDAQ. Such quotations represent inter-dealer prices without retail mark up, mark down or commission and may not necessarily represent actual transactions.

	2016		2015
	High	Low	High	Low
First quarter	$8.16	$4.75	$17.42	$13.66
Second quarter	6.63	1.24	15.44	10.23
Third quarter	1.80	1.24	11.13	7.56
Fourth quarter	1.65	0.84	10.85	7.19

Holders
As of March 1, 2017, there were 51 holders of record of our common stock.

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

The graph below shows a comparison of cumulative total stockholder returns from December 31, 2011 through December 31, 2016 for our common stock, the NASDAQ Stock Market (U.S.) Index and the NASDAQ Biotechnology Index. The graph assumes that $100 was invested in our common stock and in each index on December 31, 2011, and that all dividends were reinvested. No cash dividends have been declared or paid on our common stock.

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

	Year Ended December 31,
	2016	2015	2014	2013	2012
Statement of Operations Data:
Collaboration revenue	$18,723	$109,066	$164,995	$—	$47,114
Operating expenses:
Research and development(1)	119,611	199,109	143,633	99,760	118,595
General and administrative(1)	42,219	37,065	29,285	27,916	27,882
Total operating expenses	161,830	236,174	172,918	127,676	146,477
Gain on AbbVie Opt-Out (2)	112,216	—	—	—	—
Gain on termination of Purdue entities alliance	—	—	—	—	46,555
Loss from operations	(30,891)	(127,108)	(7,923)	(127,676)	(52,808)
Other income (expense), net	790	(933)	(9,310)	896	(1,349)
Income from Massachusetts tax incentive award	—	—	—	—	193
Loss before income taxes	(30,101)	(128,041)	(17,233)	(126,780)	(53,964)
Income taxes	—	(335)	(183)	—	—
Net loss	$(30,101)	$(128,376)	$(17,416)	$(126,780)	$(53,964)
Basic and diluted loss per common share	$(0.61)	$(2.62)	$(0.36)	$(2.64)	$(1.70)
Basic and diluted weighted average number of common shares outstanding	49,608,234	49,083,479	48,561,653	47,936,001	31,711,264

	As of December 31,
	2016	2015	2014	2013	2012
Selected Balance Sheet Data:
Cash, cash equivalents and available-for-sale securities, including long-term	$92,064	$245,231	$333,245	$214,468	$326,635
Working capital	77,797	184,641	289,691	202,735	311,086
Total assets	125,655	288,821	369,144	230,710	335,660
Due to Takeda, less current portion(3)	—	—	—	6,456	6,252
Construction liability(4)	—	—	15,456	—	—
Financing obligation(5)	19,591	20,007	—	—	—
Accumulated deficit	(625,689)	(595,588)	(467,212)	(449,796)	(323,016)
Total stockholders’ equity	82,454	98,557	209,472	201,275	310,205

(1)During the year ended December 31, 2016, we recorded $21.2 million of expense related to restructuring activities of which $13.6 million is recorded in research and development expense and $7.6 million is recorded in general and administrative expense.
(2)On June 24, 2016, AbbVie delivered to us a written notice that AbbVie was exercising its right to terminate the AbbVie Agreement unilaterally upon 90 days’ written notice, which we refer to as the AbbVie Opt-Out. The gain on AbbVie Opt-Out was non-recurring and due to the written notice of termination received from AbbVie on June 24, 2016. The AbbVie Opt-Out was irrevocable, and we had no obligation to continue to provide AbbVie any services related to Duvelisib Products after June 24, 2016. The termination of the AbbVie Agreement became effective on September 23, 2016. See Note 12 of the consolidated financial statements.
(3)During the year ended December 31, 2012, we recorded $14.4 million in research and development expense related to the fair value of a release payment of $15 million, payable in installments, pursuant to the amended and restated agreement with Takeda Pharmaceuticals Company Limited, or Takeda. We paid $1.7 million, $6.7 million and the final $6.7 million of this $15 million release payment during the years ended December 31, 2012, December 31, 2014, and December 31, 2015, respectively.
(4)In September 2014, we entered into a lease agreement with BHX, LLC, as trustee of 784 Realty Trust, for the lease of office space at 784 Memorial Drive, Cambridge, Massachusetts. Upon lease commencement, building construction was initiated, and we were involved in the construction project. We are deemed for accounting purposes to be the owner of the building during the construction period. As of December 31, 2014, we recorded building and accumulated construction costs of approximately $16.0 million and a construction liability of approximately $15.5 million. See Note 11 of the consolidated financial statements.
(5)In June 2015, the construction of 784 Memorial Drive, Cambridge, Massachusetts was substantially complete, and the leased premises, which we refer to as the Leased Premises, was available for occupancy. The construction-in-progress was then placed in service, and the construction liability was reclassified to a financing obligation as the transaction did not qualify for sale-leaseback accounting due to our continuing involvement. At December 31, 2016 and 2015, we held building and accumulated construction costs net of accumulated depreciation of approximately $22.0 million and $23.0 million, respectively, and a financing obligation of approximately $19.6 million and $20.0 million, respectively. See Note 11 of the consolidated financial statements.

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

Overview
We are an innovative biopharmaceutical company dedicated to developing best-in-class medicines for patients with difficult-to-treat diseases. We combine proven scientific expertise with a passion for developing novel small molecule drugs that target disease pathways for potential applications in oncology. We are focusing our efforts on our lead product candidate, IPI-549, an orally administered, clinical-stage, immuno-oncology product candidate that selectively inhibits the enzyme phosphoinositide-3-kinase-gamma, or PI3K-gamma.

IPI-549 is currently being studied in a Phase 1, first-in-human clinical trial that is expected to enroll approximately 175 patients with advanced solid tumors. The study includes a dose-escalation phase to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of IPI-549 as a monotherapy, as well as a dose-escalation phase evaluating IPI-549 in combination with nivolumab, also known as Opdivo. Nivolumab is a checkpoint inhibitor therapy being commercialized by Bristol-Myers Squibb, or BMS, that targets a receptor in the human body called programmed death receptor 1, or PD-1. If supported by data from the initial portion of the study, a Phase 1b portion would investigate IPI-549 in patients with selected solid tumors, including non-small cell lung cancer, melanoma and squamous cell carcinoma of the head and neck, whose tumors have shown initial resistance or subsequently have developed resistance to immune checkpoint therapy.

We have primarily incurred operating losses since inception. Our net loss was $30.1 million, $128.4 million and $17.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we had an accumulated deficit of $625.7 million. As we have no approved products, we have not generated any revenue from product sales and, to date, all our revenue has been generated under research collaboration agreements. As of December 31, 2016, we had approximately $92.1 million in cash, cash equivalents and available-for-sale securities. We will need substantial additional funds to support our planned operations. In the absence of additional funding or business development activities, we believe that our existing cash, cash equivalents and available-for-sale securities at December 31, 2016 will be adequate to satisfy our capital needs into the first quarter of 2019 based on planned levels of spending. We have not included any of the $28 million of potential future Verastem, Inc., or Verastem, milestone payments in this forecast.

We expect to continue to spend significant resources to fund the development and potential commercialization of IPI-549, and we expect to incur significant operating losses for the foreseeable future. We expect to incur substantial operating losses over the next several years as our clinical trial and drug manufacturing activities increase. In addition, in connection with seeking and possibly obtaining regulatory approval of any of our product candidates, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. As a result, we expect that our accumulated deficit will also increase significantly.

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

Other Income and Expense
Investment and other income typically consists of interest earned on cash, cash equivalents and available-for-sale securities, net of interest expense, amortization of warrants and other revenue and loss. During the year ended December 31, 2016, we recognized net $0.9 million in other income primarily related to the sale of assets. Interest expense is currently related to the 784 Memorial Drive lease (see Note 11 of our consolidated financial statements).

Critical Accounting Policies and Significant Judgments and Estimates
The following discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, accrued expenses and assumptions in the valuation of stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. Differences between actual and estimated results have not been material and have been adjusted in the period they become known. We believe that the following accounting policies and estimates are most critical to understanding and evaluating our reported financial results. Please refer to Note 2 to our consolidated financial statements included in this report for a description of our significant accounting policies.

Revenue Recognition
To date, all of our revenue has been generated under research collaboration agreements, and all our revenue during 2016 and 2015 was derived from our strategic alliance with AbbVie Inc., or AbbVie. The terms of these research collaboration agreements may include payment to us of non-refundable, upfront license fees, funding or reimbursement of research and development efforts, milestone payments if specified objectives are achieved, and/or royalties on product sales. We evaluate all deliverables within an arrangement to determine whether or not they provide value on a stand-alone basis. Based on this evaluation, the deliverables are separated into units of accounting. For each unit of accounting identified within an arrangement, we determine the period over which the performance obligation occurs. Revenue is then recognized using the proportional performance method. The proportional performance method is used when the level of effort to complete the performance obligations under an arrangement can be reasonably estimated. We recognize revenue based upon our best estimate of the selling price for each element when there is no other means to determine the fair value of that item and allocate the consideration based on the relative values. The process for determining the best estimate of the selling price involves significant judgment and estimates.

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

We will recognize royalty revenue, if any, based upon actual and estimated net sales by the licensee of licensed products in licensed territories, in the period the sales occur. We have not recognized any royalty revenue to date.

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

Results of Operations
The following table summarizes our results of operations for the years ended December 31, 2016, 2015 and 2014, in thousands, together with the change in each item as a percentage.

	2016	% Change	2015	% Change	2014
Collaboration revenue	$18,723	(83)%	$109,066	(34)%	$164,995
Research and development expense:
Programs	(119,611)	(18)%	(146,609)	14%	(128,633)
Takeda payments	—	(100)%	(52,500)	250%	(15,000)
Total research and development expense	(119,611)	(40)%	(199,109)	39%	(143,633)
General and administrative expense	(42,219)	14%	(37,065)	27%	(29,285)
Gain on AbbVie Opt-Out (note 12)	112,216	—%	—	—%	—
Interest expense	(1,225)	(10)%	(1,368)	(86)%	(9,649)
Investment and other income	2,015	363%	435	28%	339
Income taxes	—	(100)%	(335)	83%	(183)

Revenue
Our revenue during the year ended December 31, 2016 consisted of approximately:

•	$18.7 million of revenue related to development and committee services we performed under our collaboration agreement with AbbVie.

Our revenue during the year ended December 31, 2015 consisted of approximately:

•	$75.2 million related to license revenue recognized as part of the $130 million enrollment milestone payment received from our collaboration agreement with AbbVie; and

•	$33.9 million of revenue related to development and committee services we performed under our collaboration agreement with AbbVie.

Our revenue during the year ended December 31, 2014 consisted of approximately:

•	$159.1 million related to license revenue recognized as part of the $275 million upfront payment received from our collaboration agreement with AbbVie; and

•	$5.9 million of revenue related to development and committee services we performed under our collaboration agreement with AbbVie.

We recognized license revenue upon execution of the arrangement. Revenue related to development services and committee services was recognized using the proportionate performance method as services were provided over the estimated service period of approximately five years. We recorded the remaining amount related to development and committee services of $35.4 million and $95.5 million as short-term and long-term deferred revenue, respectively, as of December 31, 2015. Following the notification of the termination of the AbbVie Agreement, the remaining deferred revenue of $112.2 million as of June 24, 2016 was recorded as the gain on AbbVie Opt-Out. See Note 12 of our consolidated financial statements for details on the AbbVie Agreement and the AbbVie Opt-Out.

Gain on AbbVie Opt-Out
The gain on AbbVie Opt-Out was non-recurring and due to the written notice of termination received from AbbVie on June 24, 2016. The AbbVie Opt-Out was irrevocable, and we had no obligation to continue to provide AbbVie any services related to Duvelisib Products after June 24, 2016. The termination of the AbbVie Agreement became effective on September 23, 2016.

Research and Development Expense
Research and development expenses represented approximately 74% of our total operating expenses for the year ended December 31, 2016, 84% of our total operating expenses for the year ended December 31, 2015, and 83% of our total operating expenses for the year ended December 31, 2014.

The decrease in research and development expense for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily attributable to:

•
$52.5 million payment in 2015 to exercise the option purchased from Takeda Pharmaceutical Company Limited, or Takeda, in connection with the 2014 amendment of our development and license agreement with Takeda;

•
$22.0 million decrease in clinical development expenses related to duvelisib, an oral, dual inhibitor of the delta and gamma isoforms of PI3K, including charges from AbbVie for costs incurred by AbbVie for other than the AbbVie Studies and for our share of the AbbVie Studies; and

•	$13.2 million decrease in compensation due to the decrease in headcount resulting from restructuring activities in 2016.

These decreases were partially offset by $13.6 million of expense related to restructuring activities. See Note 13 of the consolidated financial statements for additional information on the restructurings.

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

We began to track and accumulate costs by major program starting on January 1, 2006. These expenses primarily relate to payroll and related expenses for personnel working on the programs, process development and manufacturing, preclinical toxicology studies, clinical trial costs and allocated costs of facilities. During the year ended December 31, 2016, 2015 and 2014, and from January 1, 2006 through December 31, 2016, we estimate that we incurred the following expenses by program:

Program	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014	January 1, 2006 to December 31, 2016
	(in millions)
PI3K Inhibitor(1)	$116.6	$189.6	$120.8	$589.0
Hsp90 inhibitor	—	0.1	1.6	137.8
Hedgehog pathway inhibitor	—	—	0.1	164.1
(1)Includes both duvelisib and IPI-549. Includes an upfront license fee of $13.5 million in 2010, $4 million in development milestones in 2011, $14.4 million recorded as fair value for the release payment for the amended and restated Takeda agreement and $6 million in development milestones in 2012, $10 million development milestone payment and a $5 million option fee payment in 2014, as well as a $52.5 million payment related to the exercise of an option to Takeda in 2015.

We expect expenses related to our PI3K program to decrease as a result of our Verastem Agreement related to duvelisib. See Note 12 of our consolidated financial statements for details on the Verastem Agreement. Upon entry into the Verastem Agreement, Verastem assumed financial responsibility for activities that were part of our ongoing duvelisib program. We have financial responsibility for the shutdown of certain specified clinical studies up to a maximum of $4.5 million. We will continue clinical development of IPI-549. We do not believe that the historical costs associated with our lead drug development programs are indicative of the future costs associated with these programs, nor represent what any other future drug development programs we initiate may cost. Due to the variability in the length of time and scope of activities necessary to develop a product candidate and uncertainties related to our cost estimates and our ability to obtain marketing approval for our product candidates, accurate and meaningful estimates of the total costs required to bring our product candidates to market are not available.

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

General and Administrative Expense
The increase in general and administrative expense for the year ended December 31, 2016 as compared to the year ended December 31, 2015 was primarily attributable to an increase of $7.6 million due to restructuring related costs, partially offset by a decrease in organizational support of $0.8 million due to the reduction in employee headcount during the year. See Note 13 of the consolidated financial statements for additional information on the restructurings.

The increase in general and administrative expense for the year ended December 31, 2015 as compared to the year ended December 31, 2014 was primarily attributable to an increase of $3.8 million in compensation expense, primarily due to hiring of additional personnel as well as an increase of $1.7 million in consulting expense and $1.1 million in market research expense.

Interest Expense
Interest expense for the year ended December 31, 2016 is due to the financing obligation related to our 784 Memorial Drive lease.

Interest expense for the year ended December 31, 2015 is due to the financing obligation related to our 784 Memorial Drive lease and the amortization of the loan commitment asset recognized under our facility agreement with affiliates of Deerfield Management Company, L.P., or Deerfield, which terminated in February 2015.

Investment and Other Income
Investment and other income increased in the year ended December 31, 2016 as compared to the year ended December 31, 2015 primarily as a result of a net gain on the sale of fixed assets of $0.9 million and due to additional income from subleases at 784 Memorial Drive.

Investment and other income increased in the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily as a result of income from subleases at 784 Memorial Drive.

Income Taxes
We did not incur any income tax expense during the year ended December 31, 2016.

Our income tax expense increased for the year ended December 31, 2015 as compared to the year ended December 31, 2014 due to the alternative minimum tax effect of the upfront payment and the milestone payment received in connection with the collaboration agreement with AbbVie that we entered into on September 2, 2014.

Liquidity and Capital Resources
We have not generated any revenue from product sales to date, and we do not expect to generate any such revenue for the foreseeable future, if at all. We have instead relied on the proceeds from sales of equity securities, debt, interest on investments, up-front license fees, expense reimbursement, and milestones and cost sharing under our collaborations to fund our operations. Our available-for-sale debt securities primarily trade in liquid markets, and the average days to maturity of our portfolio, as of December 31, 2016, is less than six months. Because our product candidate is in an early stage of clinical development and the outcome of our effort is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidate or whether, or when, we may achieve profitability.

Our significant capital resources are as follows:

	December 31, 2016	December 31, 2015
	(in thousands)
Cash, cash equivalents and available-for-sale securities	$92,064	$245,231
Working capital	77,797	184,641

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Cash (used in) provided by:
Operating activities	$(154,356)	$(83,653)	$117,715
Takeda payments (included in operating activities above)	—	(59,167)	(21,667)
Investing activities	40,329	(37,903)	117,853
Capital expenditures (included in investing activities above)	(661)	(6,426)	(1,362)
Financing activities	(83)	2,321	3,723

Cash Flows
The principal use of cash in operating activities in all periods presented was related to our research and development programs. Our cash flow used in operating activities for the year ended December 31, 2016 compared to the year ended December 31, 2015 increased primarily due to increased operating expenses, including restructuring activities, as well as the absence of additional collaborative funding received in 2016. AbbVie paid us a $275 million upfront payment during the year ended December 31, 2014, and a $130 million milestone payment in November 2015 associated with the completion of enrollment in our clinical trial DYNAMOTM in September 2015.

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

Our investing activities for the years ended December 31, 2016, 2015 and 2014 included purchases and proceeds from maturities and sales of available-for-sale securities and purchases and proceeds from sales of property and equipment. Our investing activities for the year ended December 31, 2016 included $66.5 million in purchases of available-for-sale securities, proceeds of $93.4 million from maturities of available-for-sale securities and proceeds of $12.0 million from the sale of available-for-sale securities. We also received proceeds of $2.1 million related to the sale of property and equipment in 2016.

Net cash from financing activities for the year ended December 31, 2016 included $0.3 million of proceeds from issuances of common stock from stock option exercises related to stock incentive plans and $18,000 of proceeds from issuances of common stock related to our employee stock purchase plan, which were partially offset by $0.4 million of payments on the financing obligation related to our 784 Memorial Drive lease.

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

We will need substantial additional funds to support our planned operations. In the absence of additional funding or business development activities, we believe that our existing cash, cash equivalents and available-for-sale securities will be adequate to satisfy our capital needs into the first quarter of 2019. We have not included any of the $28 million of potential future Verastem milestone payments in this forecast. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize one of our current or future product candidates. Until we can generate sufficient levels of cash from operations, and because sufficient funds may not be available to us when needed from collaborations, we expect that we will be required to continue to fund our operations in part through the sale of debt or equity securities or through licensing select programs or partial economic rights that include up-front, royalty and/or milestone payments. Our need to raise additional funds may be accelerated if our research and development expenses exceed our current expectations, if we acquire a third party, or if we acquire or license rights to additional product candidates or new technologies from one or more third parties. Our need to raise additional funds may also be accelerated for other reasons, including, without limitation, if:

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

Historically, we have relied on our strategic alliances for a significant portion of our research and development funding needs. Mundipharma and Purdue provided us approximately $260 million in research and development funding during the term of our strategic alliance. AbbVie provided us approximately $405 million in research and development funding through the termination of our strategic alliance in September 2016.

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

Organizational Restructuring
In June 2016, we reported the top line data from DYNAMO, a registration-focused Phase 2 monotherapy study evaluating the efficacy and safety of duvelisib in patients with refractory indolent non-Hodgkin lymphoma, or iNHL. The study met its primary endpoint with an overall response rate of 46%, all of which were partial responses, among 129 patients with iNHL. On June 24, 2016, AbbVie delivered to us a written notice of the AbbVie Opt-Out.
June 2016 Restructurings
As a result of our discussions with AbbVie regarding our collaboration and the subsequent AbbVie Opt-Out, our Board of Directors approved a strategic restructuring in order to preserve our resources as we determine future strategic plans, which included significant employee headcount reductions during June 2016. We recognized $8.3 million and $4.5 million in total restructuring charges for the year ended December 31, 2016 in research and development expenses and general and administrative expenses, respectively.
We continue to evaluate the lease for the facility that we currently occupy. See Note 11 to our consolidated financial statements for information regarding our facility lease termination at 780/790 Memorial Drive. If we pursue and successfully restructure the 784 Memorial Drive facility lease in 2017, we could potentially incur additional charges upon our exit from the space. Such potential future charges could include further impairments and lease exit payments related to our office space at 784 Memorial Drive in Cambridge, Massachusetts. At December 31, 2016, the accompanying consolidated balance sheets reflect the 784 Memorial Drive building and accumulated construction costs net of accumulated depreciation of $22.0 million and a total financing obligation of approximately $19.6 million.

In June 2016, we reduced our employee headcount by approximately 66% compared to our employee headcount as of December 31, 2015. We have existing severance plans which outline contractual termination benefits. We recognized all contractual severance and benefits outlined in the plan when termination was probable and reasonably estimable in accordance with FASB ASC Topic 712, Compensation - Nonretirement Postemployment Benefits.
Approximately $1.9 million of expense was recorded during the year ended December 31, 2016 related to the write-off of prepaid expenses that were not expected to continue and other payments that were due as a result of early terminations.
We identified and recorded the impairment of approximately $0.4 million in furniture and fixtures during the year ended December 31, 2016.
In performing the recoverability test for the 780/790 Memorial Drive asset group, we concluded that the asset group was not recoverable. We recorded an impairment charge of $0.8 million related to 780/790 Memorial Drive assets, including the related tenant improvement allowance (see Note 11), after comparing the fair value (using probability weighted scenarios with discounted cash flows) to the asset group’s carrying value, for the year ended December 31, 2016.
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
September 2016 Restructuring
As a result of our progress on strategic initiatives with duvelisib, our Board of Directors approved further headcount reductions during September 2016. The September 2016 restructuring reduced our employee headcount by approximately 4% compared to our employee headcount as of December 31, 2015. Included in the table below, we recognized $0.3 million and $0.2 million in total restructuring charges for the year ended December 31, 2016 in research and development expenses and general and administrative expenses, respectively, related to the September restructuring.
October 2016 Restructuring
On October 28, 2016, our Board of Directors approved a strategic restructuring in connection with and subject to the entry into the Verastem Agreement. The restructuring included workforce reductions of 19 positions across the organization representing approximately 9% compared to our employee headcount as of December 31, 2015. Included in the table below, we recognized $2.6 million and $2.0 million in total restructuring charges for the year ended December 31, 2016 in research and development expenses and general and administrative expenses, respectively, related to the October restructuring.
Summary Table
The following table summarizes the impact of the June 2016, September 2016 and October 2016 restructuring activities on our operating expenses and payments for the year ended December 31, 2016 and the current liability remaining on our balance sheet as of December 31, 2016, in thousands:

	Charges incurred during the year ended December 31, 2016	Amounts paid through December 31, 2016	Less non-cash charges during the year ended December 31, 2016	Amounts accrued at December 31, 2016
	(in thousands)
Employee severance, benefits and related costs for work force reduction	$17,960	$9,516	$1,552	$6,892
Long-lived asset impairment	1,324	—	1,324	—
Contract termination, prepaid expense write-offs and other related costs	1,891	821	1,042	28
Total restructuring	$21,175	$10,337	$3,918	$6,920

During the year ended December 31, 2016, we recorded $21.2 million of expense related to restructuring activities of which $13.6 million is recorded in research and development expense and $7.6 million is recorded in general and administrative expense. We are obligated to continue to pay the remaining amounts accrued through the third quarter of 2017.

At-the-Market Facility

In May 2016, we entered into an at-the-market sales agreement, or Sales Agreement, with Cantor Fitzgerald & Co., or Cantor Fitzgerald, as agent, pursuant to which we may from time to time, at our option, offer and sell shares of our common stock having an aggregate offering price of up to $50 million through Cantor Fitzgerald, acting as our sales agent. Cantor Fitzgerald will be entitled to a commission of 3.0% of the aggregate gross proceeds from sales of shares of our common stock under the Sales Agreement. Sales of shares of our common stock under the Sales Agreement may be made by any method permitted by law that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made through the Nasdaq Global Select Market, on any other existing trading market for our common stock or to or through a market maker. We may also authorize Cantor Fitzgerald to sell shares in privately negotiated transactions. As of December 31, 2016, we had not used the at-the-market facility.  We have no obligation to sell shares of our common stock and cannot provide any assurances that we will issue any shares pursuant to the Sales Agreement. We may also suspend the offering of shares of our common stock upon notice and subject to other conditions.

Contractual Obligations
As of December 31, 2016, we had the following contractual obligations, excluding contingent milestone payments:

	Payments Due by Period
	(in thousands)
Contractual Obligations	Total	2017	2018	2019	2020	2021	2022 and beyond
784 facility	$18,079	$2,044	$2,044	$2,044	$2,227	$2,287	$7,433
Total contractual cash obligations	$18,079	$2,044	$2,044	$2,044	$2,227	$2,287	$7,433

The above table does not include contracts with contract research organizations as they are generally cancellable, with notice, at our option. In addition, we have obligations to make milestone payments under our license agreement with Takeda. For a description of these obligations, please see our description of our license agreement with Takeda under the heading “Strategic Alliances—Takeda” in Part I, Item 1 of this report. We are obligated to pay to Takeda up to $5 million in remaining success-based milestones for the development of a product candidate, and up to $165 million in success-based milestones for the approval and commercialization of one distinct product. Because the achievement of these milestones had not occurred as of December 31, 2016, such contingencies have not been recorded in our financial statements.

During the year ended December 31, 2014, we entered into a lease agreement for the lease of office space at 784 Memorial Drive, Cambridge, Massachusetts. Upon lease commencement, building construction was initiated. We were involved in the construction project and were deemed for accounting purposes to be the owner of the building during the construction period. The construction was substantially complete, and the Leased Premises was available for occupancy in June 2015. The construction-in-progress was then placed in service, and the asset was transferred to building and building improvements. At December 31, 2016 and 2015, the accompanying consolidated balance sheet reflects the building and accumulated construction costs net of accumulated depreciation of approximately $22.0 million and $23.0 million, respectively, and a financing obligation of approximately $19.6 million and $20.0 million at December 31, 2016 and 2015, respectively (see Note 11 of the financial statements).

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

New Accounting Pronouncements

See Note 2 to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for a description of recent accounting pronouncements applicable to our business.

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
A hypothetical 100 basis point increase in interest rates would result in an approximately $25,000 decrease in the fair value of our investments as of December 31, 2016, as compared to an approximately $0.4 million decrease as of December 31, 2015. We have the ability to hold our fixed income investments until maturity and, therefore, we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Infinity Pharmaceuticals, Inc.
We have audited the accompanying consolidated balance sheets of Infinity Pharmaceuticals, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Infinity Pharmaceuticals, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Infinity Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 14, 2017 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Boston, Massachusetts
March 14, 2017

INFINITY PHARMACEUTICALS, INC.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$74,060	$188,170
Available-for-sale securities	18,004	57,061
Restricted cash	1,152	—
Prepaid expenses and other current assets	8,444	9,466
Total current assets	101,660	254,697
Property and equipment, net	23,424	28,240
Restricted cash, less current portion	530	1,681
Long-term receivable (note 11)	—	1,821
Other assets	41	2,382
Total assets	$125,655	$288,821
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,413	$9,628
Accrued expenses	21,008	24,604
Deferred revenue, current	—	35,408
Financing obligation, current (note 11)	442	416
Total current liabilities	23,863	70,056
Deferred revenue, less current portion	—	95,531
Deferred rent, less current portion (note 11)	183	4,632
Financing obligation, less current portion (note 11)	19,149	19,591
Other liabilities	6	454
Total liabilities	43,201	190,264
Commitments and contingencies (note 11)
Stockholders’ equity:
Preferred Stock, $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding at December 31, 2016 and 2015	—	—
Common Stock, $0.001 par value; 100,000,000 shares authorized, 50,374,871 and 49,305,136 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	50	49
Additional paid-in capital	708,096	694,051
Accumulated deficit	(625,689)	(595,588)
Accumulated other comprehensive income (loss)	(3)	45
Total stockholders’ equity	82,454	98,557
Total liabilities and stockholders’ equity	$125,655	$288,821
The accompanying notes are an integral part of these consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2016	2015	2014
Collaboration revenue	$18,723	$109,066	$164,995
Operating expenses:
Research and development	119,611	199,109	143,633
General and administrative	42,219	37,065	29,285
Total operating expenses	161,830	236,174	172,918
Gain on AbbVie Opt-Out (note 12)	112,216	—	—
Loss from operations	(30,891)	(127,108)	(7,923)
Other income (expense):
Interest expense	(1,225)	(1,368)	(9,649)
Investment and other income	2,015	435	339
Total other income (expense)	790	(933)	(9,310)
Loss before income taxes	(30,101)	(128,041)	(17,233)
Income taxes	—	(335)	(183)
Net loss	$(30,101)	$(128,376)	$(17,416)
Basic and diluted loss per common share	$(0.61)	$(2.62)	$(0.36)
Basic and diluted weighted average number of common shares outstanding	49,608,234	49,083,479	48,561,653
Other comprehensive loss:
Net unrealized holding losses on available-for-sale securities arising during the period	$(48)	$(69)	$(42)
Comprehensive loss	$(30,149)	$(128,445)	$(17,458)
The accompanying notes are an integral part of these consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2016	2015	2014
Operating activities
Net loss	$(30,101)	$(128,376)	$(17,416)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Non-cash gain on AbbVie Opt-Out (note 12)	(112,216)	—	—
Depreciation	3,418	2,292	1,773
Stock-based compensation, including 401(k) match	13,714	14,700	12,588
Impairment of property and equipment	771	—	—
Gain on sale of fixed assets	(876)	—	—
Non-cash interest expense on amount Due to Takeda	—	—	211
Amortization of loan commitment asset	—	647	9,649
Net amortization of premium/discount on available-for-sale securities	159	272	1,257
Other, net	(2)	(162)	83
Changes in operating assets and liabilities:
Prepaid expenses and other assets	5,208	933	(494)
Accounts payable, accrued expenses and other liabilities	(20,418)	10,517	6,815
Due to Takeda	—	(6,667)	(6,667)
Deferred revenue	(18,723)	20,934	110,005
Deferred rent	4,710	1,257	(89)
Net cash provided by (used in) operating activities	(154,356)	(83,653)	117,715
Investing activities
Purchases of property and equipment	(661)	(6,426)	(1,362)
Proceeds from sale of assets	2,140	—	—
Purchases of available-for-sale securities	(66,503)	(121,456)	(21,789)
Proceeds from maturities of available-for-sale securities	93,400	89,515	141,004
Proceeds from sales of available-for-sale securities	11,953	464	—
Net cash provided by (used in) investing activities	40,329	(37,903)	117,853
Financing activities
Proceeds from issuances of common stock related to stock incentive plans, net	314	1,866	3,881
Proceeds from issuances of common stock related to employee stock purchase plan	18	964	836
Payments on construction liability	—	(273)	—
Payments on financing obligation	(415)	(236)	—
Restricted cash	—	—	(548)
Deferred transaction costs	—	—	(446)
Net cash provided by (used in) financing activities	(83)	2,321	3,723
Net increase (decrease) in cash and cash equivalents	(114,110)	(119,235)	239,291
Cash and cash equivalents at beginning of period	188,170	307,405	68,114
Cash and cash equivalents at end of period	$74,060	$188,170	$307,405
Supplemental cash flow information
Cash paid for interest	$1,225	$721	$—
Cash paid for income taxes	$5	$885	$—
Supplemental schedule of noncash investing and financing activities
Loan commitment asset	$—	$—	$9,850
Facility fee	$—	$—	$1,500
Warrants issued	$—	$—	$8,350
Construction liability	$—	$—	$15,456
Reclassification to financing obligation	$—	$19,273	$—
Property and equipment in accrued expenses	$—	$65	$—
Increase in property and equipment for amount paid by landlord	$—	$5,059	$797
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

INFINITY PHARMACEUTICALS, INC.
Consolidated Statements of Stockholders’ Equity (Continued)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2015	49,305,136	$49	$694,051	$(595,588)	$45	$98,557
Exercise of stock options	67,077		373			373
Stock-based compensation expense			11,937			11,937
401(k) plan match issued in common stock	295,596		619			619
Issuance of common stock related to employee stock purchase plan	15,860		18			18
Vesting of restricted stock and other, net	691,202	1	1,098			1,099
Unrealized loss on marketable securities					(48)	(48)
Net loss				(30,101)		(30,101)
Balance at December 31, 2016	50,374,871	$50	$708,096	$(625,689)	$(3)	$82,454
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

We determine the appropriate classification of marketable securities at the time of purchase and reevaluate such designation at each balance sheet date. We have classified all of our marketable securities at December 31, 2016 and 2015 as “available-for-sale.” We carry available-for-sale securities at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity.

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

We will need substantial additional funds to support our planned operations. In the absence of additional funding or business development activities, we believe that our existing cash, cash equivalents and available-for-sale securities at December 31, 2016 will be adequate to satisfy our capital needs based on planned levels of spending into the first quarter of 2019. We have not included any of the future potential $28 million of Verastem Inc., or Verastem, milestone payments in this forecast (see Note 12). For more information, refer to the section titled “Liquidity and Capital Resources” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

All of our revenues to date have been generated under research collaboration agreements. Revenue associated with the amortization of the deferred revenue associated with the grant of licenses to, and research and development services provided to, AbbVie Inc., or AbbVie, accounted for all of our revenue during the years ended December 31, 2014, 2015 and 2016.

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

Revenue Recognition
To date, all of our revenue has been generated under research collaboration agreements, and all our revenue during 2016, 2015 and 2014 was derived from our strategic alliance with AbbVie. The terms of these research collaboration agreements may include payment to us of non-refundable, upfront license fees, funding or reimbursement of research and development efforts, milestone payments if specified objectives are achieved, and/or royalties on product sales. We evaluate all deliverables within an arrangement to determine whether or not they provide value on a stand-alone basis. Based on this evaluation, the deliverables are separated into units of accounting. For each unit of accounting identified within an arrangement, we determine the period over which the performance obligation occurs. Revenue is then recognized using the proportional performance method. The proportional performance method is used when the level of effort to complete the performance obligations under an arrangement can be reasonably estimated. We recognize revenue based upon our best estimate of the selling price for each element when there is no other means to determine the fair value of that item and allocate the consideration based on the relative values. The process for determining the best estimate of the selling price involves significant judgment and estimates.

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

Due to the uncertainty surrounding the realization of the net deferred tax assets in future periods, we have recorded a full valuation allowance against our otherwise recognizable net deferred tax assets as of December 31, 2016 and 2015.

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

	At December 31,
	2016	2015	2014
Stock options	6,067,945	8,265,577	6,577,296
Warrants	1,000,000	1,000,000	1,000,000
Unvested restricted stock	797,111	—	—

Comprehensive Loss
Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) is comprised of unrealized holding gains and losses arising during the period on available-for-sale securities that are not other-than-temporarily impaired. During the year ended December 31, 2016, there were no material reclassifications out of accumulated other comprehensive income (loss).

Stock-Based Compensation Expense
For awards granted to employees and directors, including our 2013 Employee Stock Purchase Plan, or ESPP, we measure stock-based compensation cost at the grant date based on the estimated fair value of the award and recognize it as expense over the requisite service period on a straight-line basis. We record the expense of services rendered by non-employees based on the estimated fair value of the stock option as of the respective vesting date. We use the Black-Scholes valuation model in determining the fair value of all equity awards. For awards with performance conditions, we estimate the likelihood of satisfaction of the performance conditions, which affects the period over which the expense is recognized. When the performance conditions related to these awards are determined to be probably, we recognize the expense over the requisite service period. We have no awards with market conditions.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, No. 2014-9, Revenue from Contracts with Customers, or ASU No. 2014-9, which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. ASU No. 2014-9 was originally effective for interim and annual periods beginning after December 15, 2016. In August 2015, the FASB issued a one-year deferral of the effective date of this standard to annual reporting periods, and interim reporting periods within those years, beginning after December 15, 2017. Entities are allowed to adopt the standard as of the original effective date. The standard allows for two transition methods - full retrospective, in which the standard is applied to each prior reporting period presented or modified retrospective, in which the cumulative effect of initially applying the standard recognized at the date of initial adoption. We expect to elect the modified retrospective approach and are continuing to evaluate the impact that ASU No. 2014-09 may have on our consolidated financial statements in connection with collaboration and license agreements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, or ASU No. 2016-02, which requires lessees to recognize the assets and liabilities arising from leases on the balance sheet. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the method of adoption and the potential impact that ASU No. 2016-02 may have on our financial position and results of operations.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, or ASU No. 2016-09, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU No. 2016-09 is effective for annual periods beginning after December 15, 2016, and for interim periods within those annual periods. Early adoption is permitted in any interim or annual period. The Company plans to change how it accounts for forfeitures upon adoption and does not expected to have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, or ASU No. 2016-15. The new standard clarifies classification of certain cash receipts and cash payments on the statement of cash flows to reduce existing diversity in practice. The new accounting guidance will be effective on January 1, 2018. We are currently evaluating the method of adoption and the potential impact that ASU No. 2016-15 may have on our financial position and results of operations.

Recently Adopted Accounting Pronouncements
In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, or ASU No. 2014-15, which provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern. ASU No. 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. We adopted ASU No. 2014-15 for the year ending December 31, 2016 and no additional disclosures were required upon adoption based on our existing cash resources and our planned level of spending.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, or ASU No. 2017-01, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new accounting guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. Early adoption is permitted. We early adopted ASU No. 2017-01 as of October 1, 2016 and applied this new guidance to our analysis of the Verastem Agreement (Note 12).

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

2010 Stock Incentive Plan

Our 2010 Stock Incentive Plan, or the 2010 Plan, was approved by our stockholders in May 2010. The 2010 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, or IRC, as well as nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based and cash-based awards. Up to 9,785,000 shares of our common stock may be issued pursuant to awards granted under the 2010 Plan, plus an additional amount of our common stock underlying awards issued under the 2000 Stock Incentive Plan, or the 2000 Plan, that expire or are canceled without the holders receiving any shares under those awards. As of December 31, 2016, an aggregate of 5,126,304 shares of our common stock were reserved for issuance upon the exercise of outstanding awards or achievement of awards with performance conditions, and up to 3,288,112 shares of common stock may be issued pursuant to awards granted under the 2010 Plan.

2000 Stock Incentive Plan
The 2000 Stock Incentive Plan, or the 2000 Plan, provided for the grant of stock options intended to qualify as incentive stock options under the IRC, as well as nonstatutory stock options and restricted stock. As of December 31, 2016, an aggregate of 1,738,752 shares of our common stock were reserved for issuance upon the exercise of outstanding awards granted under the 2000 Plan. The 2000 Plan was terminated upon approval of the 2010 Plan; therefore, no further grants may be made under the 2000 Plan.

2013 Employee Stock Purchase Plan
Our ESPP permits eligible employees to purchase shares of our common stock at a discount and consists of consecutive, overlapping 24-month offering periods, each consisting of four six-month purchase periods. On the first day of each offering period, each employee who is enrolled in the ESPP will automatically receive an option to purchase up to a whole number of shares of our common stock. The purchase price of each of the shares purchased in a given purchase period will be 85% of the closing price of a share of our common stock on the first day of the offering period or the last day of the purchase period, whichever is lower. We suspended the ESPP program on June 24, 2016. During 2016, 15,860 shares of common stock were purchased for total proceeds of approximately $18,000. During 2015, 124,358 shares of common stock were purchased for total proceeds of $1.0 million. During 2014, 76,572 shares of common stock were purchased for total proceeds of $0.8 million.

Compensation Expense
Total stock-based compensation expense, related to all equity awards, comprised the following:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Research and development	$6,421	$8,474	$7,502
General and administrative	7,293	6,226	5,086
Total stock-based compensation expense	$13,714	$14,700	$12,588

As of December 31, 2016, we had approximately $5.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested options and restricted stock, which are expected to be recognized over a weighted-average period of 1.7 years.

Restricted Stock

During 2016, our Board of Directors approved grants of 1,792,250 shares of restricted common stock to eligible employees who continue employment with us. The restricted stock was granted pursuant to our 2010 Plan, is subject to forfeiture and will vest based on the achievement of specified performance conditions. The grant date fair value of the restricted stock is based on the closing price of our common stock on each of the grant dates. We recognized $1.2 million of stock compensation expense based on the fair value measured on the date of grant for the year ended December 31, 2016 related to the vested restricted stock.

A summary of our restricted stock activity for the year ended December 31, 2016 is as follows:

	Restricted Stock	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2016	—	$—
Granted	1,792,250	1.49
Vested	(751,789)	1.54
Canceled	(243,350)	1.54
Unvested at December 31, 2016	797,111	$1.43

Stock Options
Valuation Assumptions
We estimate the fair value of stock options at the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	December 31,
	2016	2015	2014
Risk-free interest rate	1.8%	1.5%	1.7%
Expected annual dividend yield	—	—	—
Expected stock price volatility	73.0%	70.8%	70.9%
Expected term of options	5.4 years	5.4 years	5.0 years

The valuation assumptions were determined as follows:

•	Risk-free interest rate: The yield on zero-coupon U.S. Treasury securities for a period that was commensurate with the expected term of the awards.

•	Expected annual dividend yield: The estimate for annual dividends was zero, because we have not historically paid a dividend and do not intend to do so in the foreseeable future.

•	Expected stock price volatility: We determined the expected volatility by using our available implied and historical price information.

•
Expected term of options: The expected term of the awards represents the period of time that the awards were expected to be outstanding. We used historical data and expectations for the future to estimate employee exercise and post-vest termination behavior.

We stratify employees into two groups to evaluate exercise and post-vesting termination behavior. We estimate forfeitures based upon historical data, adjusted for known trends, and will adjust the estimate of forfeitures if actual forfeitures differ or are expected to differ from such estimates. Subsequent changes in estimated forfeitures are recognized through a cumulative adjustment in the period of change and will also impact the amount of stock-based compensation expense in future periods. As of December 31, 2016, 2015 and 2014, the weighted-average forfeiture rate was estimated to be 24%, 14%, and 14%, respectively.

All options granted to employees during the years ended December 31, 2016, 2015 and 2014 were granted with exercise prices equal to the fair market value of our common stock on the date of grant. We consider the closing price of our common stock as reported on the NASDAQ Global Select Market to be the fair market value.

A summary of our stock option activity for the year ended December 31, 2016 is as follows:

	Stock Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2016	8,265,577	$13.73
Granted	1,617,472	6.14
Exercised	(67,077)	6.40
Forfeited	(3,748,027)	13.31
Outstanding at December 31, 2016	6,067,945	$12.06	3.6	$—
Vested or expected to vest at December 31, 2016	5,883,619	$12.13	3.5	$—
Exercisable at December 31, 2016	4,795,643	$12.46	3.2	$—

The weighted-average fair value per share of options granted during the years ended December 31, 2016, 2015 and 2014 was $3.75, $8.48 and $7.45, respectively.

The aggregate intrinsic value of options outstanding at December 31, 2016 was calculated based on the positive difference between the closing fair market value of our common stock on December 31, 2016 and the exercise price of the underlying options. The aggregate intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was approximately $56,000, $1.5 million and $4.0 million, respectively. The total cash received from employees and non-employees as a result of stock option exercises during the year ended December 31, 2016 was $0.4 million.

No related income tax benefits were recorded during the years ended December 31, 2016, 2015 or 2014.

We settle employee stock option exercises with newly issued shares of our common stock.

Employee Stock Purchase Plan
The weighted-average fair value of each purchase right granted during the year ended December 31, 2016, 2015 and 2014 was $2.91, $4.24 and $5.66, respectively. For the years ended December 31, 2016, 2015 and 2014, the fair values were estimated using the Black-Scholes valuation model using the following weighted-average assumptions:

	Year Ended December 31,
	2016	2015	2014
Risk-free interest rate	0.8%	0.4%	0.3%
Expected annual dividend yield	—	—	—
Expected stock price volatility	63.5%	60.3%	66.7%
Expected term of options	1.25 years	1.25 years	1.25 years

4. Cash, Cash Equivalents and Available-for-Sale Securities
The following is a summary of cash, cash equivalents and available-for-sale securities:

	December 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$74,060	$—	$—	$74,060
Available-for-sale securities:
U.S. Treasury securities due in one year or less	6,753	—	(1)	6,752
U.S. government-sponsored enterprise obligations due in one year or less	11,254	—	(2)	11,252
Total available-for-sale securities	18,007	—	(3)	18,004
Total cash, cash equivalents and available-for-sale securities	$92,067	$—	$(3)	$92,064

	December 31, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$188,170	$—	$—	$188,170
Available-for-sale securities:
Corporate obligations due in one year or less	46,049	52	(4)	46,097
Asset-backed securities due in one year or less	10,967	—	(3)	10,964
Total available-for-sale securities	57,016	52	(7)	57,061
Total cash, cash equivalents and available-for-sale securities	$245,186	$52	$(7)	$245,231

We held five debt securities at December 31, 2016 that had been in an unrealized loss position for less than twelve months. The fair value of these securities was $18.0 million. As of December 31, 2016, we held no securities in foreign financial institutions. We evaluated our securities for other-than-temporary impairments based on quantitative and qualitative factors. We considered the decline in market value for these five securities to be primarily attributable to current economic and market conditions. It is not more likely than not that we will be required to sell these securities, and we do not intend to sell these securities before the recovery of their amortized cost bases. Based on our analysis, we do not consider these investments to be other-than-temporarily impaired as of December 31, 2016.

We had no material realized gains or losses on our available-for-sale securities for the years ended December 31, 2016, 2015 and 2014. There were no other-than-temporary impairments recognized for the years ended December 31, 2016, 2015 and 2014.

5. Fair Value
We use a valuation hierarchy for disclosure of the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs, which we consider the highest level inputs, are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. The classification of a financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. For our fixed income securities, we reference pricing data supplied by our custodial agent and nationally known pricing vendors, using a variety of daily data sources, largely readily-available market data and broker quotes. We validate the prices provided by our third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our pricing services as of December 31, 2016 and 2015.

The following table provides the assets carried at fair value measured on a recurring basis as of December 31, 2016:

	Level 1	Level 2
	(in thousands)
Assets:
Cash and cash equivalents	$61,008	$13,052
U.S. Treasury securities	—	6,752
U.S. government-sponsored enterprise obligations	—	11,252
Total	$61,008	$31,056

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

There have been no changes to our valuation methods during the year ended December 31, 2016. We evaluate transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1 and Level 2 during the year ended December 31, 2016. We had no available-for-sale securities that were classified as Level 3 at any point during the year ended December 31, 2016.

6. Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	December 31,
	2016	2015
	(in thousands)
Prepaid expenses	$3,336	$6,898
Other current assets	5,023	1,383
Short-term receivable (note 11)	—	1,185
Value-added tax	85	—
Total prepaid expenses and other current assets	$8,444	$9,466

7. Property and Equipment
Property and equipment consist of the following:

	December 31,
	2016	2015
	(in thousands)
Laboratory equipment	$—	$12,190
Computer equipment and software	4,411	5,704
Furniture and fixtures	918	2,136
Building and building improvements	23,586	23,586
Leasehold improvements	431	5,533
	29,346	49,149
Less accumulated depreciation	(5,922)	(20,909)
	$23,424	$28,240

During the year ended December 31, 2016, we retired or sold certain laboratory equipment, computer equipment, furniture and fixtures and leasehold improvements that had a net book value of approximately $1.3 million for proceeds of $2.1 million, resulting in a net gain of $0.9 million.

During the year ended December 31, 2016, we identified and recorded the impairment of approximately $0.8 million of our property and equipment related to the strategic restructuring of our company. See Note 13 for additional information on the impairment.

During the year ended December 31, 2014, we entered into a lease agreement for the lease of office space at 784 Memorial Drive, Cambridge, Massachusetts. Upon lease commencement, building construction was initiated. We were involved in the construction project and were deemed for accounting purposes to be the owner of the building during the construction period. The construction was substantially complete, and the Leased Premises were available for occupancy in June 2015. The construction-in-progress was then placed in service, and the asset was transferred to building and building improvements. As of December 31, 2016 and December 31, 2015, we recognized the building as building and building improvements of $14.7 million on our consolidated balance sheet (see Note 11).

8. Restricted Cash
We held $1.7 million in restricted cash as of December 31, 2016 and December 31, 2015. The balances are held on deposit with a bank to collateralize standby letters of credit in the name of our facility lessors in accordance with our facility lease agreements. On January 24, 2017, the $0.6 million letter of credit related to our 780/790 Memorial Drive premises was canceled (see Note 11 related to the lease termination).

9. Other assets
Other assets consist of the following:

	December 31,
	2016	2015
	(in thousands)
Value-added tax, net	$—	$2,034
Long term prepaid expenses	22	284
Other assets	19	64
Total other assets	$41	$2,382

10. Accrued Expenses
Accrued expenses consisted of the following:

	December 31,
	2016	2015
	(in thousands)
Accrued restructuring	$6,920	$—
Accrued compensation and benefits	5,445	8,732
Accrued drug manufacturing costs	311	3,494
Accrued clinical studies	7,054	8,531
Accrued preclinical studies	2	539
Deferred rent, current	—	261
Other	1,276	3,047
Total accrued expenses	$21,008	$24,604

11. Commitments and Contingencies
We lease our office space at 784 Memorial Drive under a lease agreement with BHX, LLC, as trustee of 784 Realty Trust. Through October 31, 2016 we leased office and laboratory space at 780 and 790 Memorial Drive under a lease agreement with ARE-770/784/790 Memorial Drive, LLC. As described further below, we terminated the lease for the space at 780 and 790 Memorial Drive effective October 31, 2016.

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

From the Commencement Date until March 31, 2015, the total base rent of the Lease was zero dollars per month. From April 1, 2015 through March 31, 2020, the total base rent of the Lease is $170,292 per month. From April 1, 2020 until the Expiration Date, the total base rent of the Lease will be $190,625 per month. In addition to the base rent, we are also responsible for our share of the operating expenses, utility costs and real estate taxes, in accordance with the terms of the Lease. Pursuant to the terms of the Lease, we provided a security deposit in the form of a letter of credit in the initial amount of $1.0 million, which may be reduced by up to $750,000 over time in accordance with the terms of the Lease. The letter of credit plus the associated bank fee of $30,000 has been included in our accompanying consolidated balance sheets as restricted cash. Of the total balance, $0.5 million was classified as short term based on the contractual release of restrictions. The Landlord agreed to pay up to $5,856,100 for certain updates and repairs to be made to the Leased Premises. We have two consecutive rights to extend the term of the Lease for five years under each extension, provided that we provide notice to the Landlord no earlier than 18 months or later than 12 months prior to expiration of the Lease. The base rent for each extension term shall be equal to 95% of the then fair market base rent per square foot for the premises. The Lease contains customary provisions allowing the Landlord to terminate the lease if we fail to remedy a default of any of our obligations under the Lease within specified time periods or upon our bankruptcy or insolvency.

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

At December 31, 2016 and 2015, the accompanying consolidated balance sheet reflects the building and accumulated construction costs net of accumulated depreciation of approximately $22.0 million and $23.0 million, respectively, and a financing obligation of approximately $19.6 million and $20.0 million at December 31, 2016 and 2015, respectively.

We divide our future lease payments into a portion that is allocated to the financing obligation and a portion that is allocated to the land on which the building is located. The portion of the lease obligation allocated to the land is treated for accounting purposes as an operating lease commencing in November 2014 and recorded on a straight-line basis over the initial lease term. Rent expense pertaining to the land was approximately $0.4 million for each of the twelve months ended December 31, 2016 and 2015.

In November 2015 we subleased approximately 12,000 square feet of the Leased Premises to two tenants with initial terms ending in July 2017 and October 2017, respectively. We also granted each tenant an option to extend the term for one year. For the years ending December 31, 2016 and 2015, sublease income of approximately $0.7 million and $0.1 million is included in other income in our consolidated statements of operations and comprehensive loss and is not offset against rent expense because, for accounting purposes, we are considered the owner of the building. Minimum future sublease income under these noncancelable subleases is approximately $0.5 million in 2017.

780/790 Memorial Drive Lease Arrangement
On November 8, 2016, we and ARE-770/784/790 Memorial Drive, LLC, or ARE, entered into an agreement for termination of lease and voluntary surrender of premises effective, October 31, 2016, or the 780/790 Memorial Drive Termination Agreement. Under the 780/790 Memorial Drive Termination Agreement, we and ARE terminated by mutual consent our lease agreement, by and between us and ARE, dated as of July 2, 2002, as amended, which we refer to as the 780/790 Memorial Drive Lease Agreement, regarding our facilities at 780 Memorial Drive and 790 Memorial Drive, Cambridge, Massachusetts, which we refer to as the Leased Properties. We elected to terminate the 780/790 Memorial Drive Lease Agreement to consolidate our facilities as part of our strategic restructuring efforts.

The 780/790 Memorial Drive Lease Agreement was previously scheduled to expire on March 31, 2025. Pursuant to the 780/790 Memorial Drive Termination Agreement, the 780/790 Memorial Drive Lease Agreement expiration date was accelerated to October 31, 2016, which we refer to as the Termination Date.

As a result of our early termination, we owed to ARE a termination payment of approximately $1.8 million, comprised of a $1.7 million fee as consideration for ARE’s agreement to enter into the 780/790 Memorial Drive Termination Agreement and a payment of approximately $64,000 by us to ARE in lieu of our performance of certain restoration requirements with regards to the Leased Properties. Pursuant to the terms of the 780/790 Memorial Drive Lease Agreement, on January 24, 2017, the $0.6 million letter of credit was canceled, which is included in our accompanying consolidated balance sheets as restricted cash for the years ended December 31, 2016 and 2015.

Previously, on November 6, 2014, we entered into a Seventh Amendment to Lease, or the Lease Amendment, by and between us and ARE, the landlord, which amended the original lease agreement dated July 2, 2002, as amended to date, or the Original Lease. We refer to the Original Lease together with the Lease Amendment as the 780/790 Memorial Drive Lease.

Under the Lease Amendment, we received allowances of $3.0 million for the design and construction of tenant improvements. During the year ended December 31, 2015 the total of these allowances of $3.0 million was reflected on our consolidated balance sheets as a receivable, with a corresponding amount included in deferred rent liability. Of this $3.0 million, approximately $1.2 million was classified as a current asset and represented the estimated improvements that would be performed during 2016. The deferred rent was being amortized to rent expense over the term of the lease. Upon entering into the 780/790 Memorial Drive Termination Agreement in October 2016, the remaining leasehold improvements, deferred rent and unused allowance for tenant improvements were written off resulting in no significant gain or loss.

We determined that the proposed improvements on the 780 Memorial Drive premises generally consist of normal tenant improvements and that we would not be deemed for accounting purposes to be the owner of the building during the construction period.

Future minimum payments, excluding operating costs and taxes, under the 784 Memorial Drive lease described above is as follows:

784 Facility
(in thousands)
Years Ending December 31:
2017	$2,044
2018	2,044
2019	2,044
2020	2,227
2021	2,287
2022 and beyond	7,433
Total minimum lease payments	$18,079

Rent expense of $3.2 million, $4.6 million and $4.7 million, before considering sublease income, was incurred during the years ended December 31, 2016, 2015 and 2014, respectively. Deferred rent is being amortized to rent expense over the life of the lease. During the years ended December 31, 2016, 2015 and 2014, we subleased a portion of our facility space at 790 Memorial Drive for total sublease income of $0.3 million, $0.6 million and $0.2 million, respectively. We record sublease payments that we received on the sublease at 790 Memorial Drive as an offset to rent expense in our consolidated statements of operations and comprehensive loss.

12. Collaborations
Verastem
On October 29, 2016, we and Verastem entered into a license agreement, which we and Verastem amended and restated on November 1, 2016, effective as of October 29, 2016. We refer to the amended and restated license agreement as the Verastem Agreement. Under the Verastem Agreement, we granted to Verastem an exclusive worldwide license for the research, development, commercialization, and manufacture of duvelisib, an oral, dual inhibitor of the delta and gamma isoforms of phosphoinositide-3-kinase, or PI3K, and products containing duvelisib, which we refer to as the Licensed Products, in each case in oncology indications. Upon entry into the Verastem Agreement, Verastem assumed financial responsibility for activities that were part of our ongoing duvelisib program, including a randomized, Phase 3 monotherapy clinical study in patients with relapsed/refractory chronic lymphocytic leukemia which we refer to as the DUO Study. Verastem is obligated to use diligent efforts, as defined in the Verastem Agreement, to develop and commercialize one Licensed Product. During the term of the Verastem Agreement, we have agreed not to research, develop, manufacture or commercialize duvelisib in any indication in humans or animals.

Under the Verastem Agreement, we have financial responsibility for up to $4.5 million of costs related to the shutdown of certain specified clinical studies. We have incurred a portion of the the $4.5 million maximum for clinical study shutdown costs through December 31, 2016 and expect to reach the $4.5 million maximum during the first half of 2017. Following a short transition period, Verastem has assumed all financial and operational responsibility for the duvelisib program except for the clinical shutdown costs and certain clinical close-out activities we agreed to retain and will reimburse us for costs incurred by us during the transition period, together with certain prepaid expenses associated with the clinical studies assumed by Verastem. As of December 31, 2016, we recognized a receivable from Verastem of $4.4 million within prepaids and other current assets that represents reimbursements of our transition activities as well as clinical prepaids that are being assumed by Verastem. We recognized a credit to research and development expense of $3.3 million, a credit of $0.4 million to general and administrative expense and the remainder related to existing clinical prepaids.

Pursuant to the terms of the Verastem Agreement, Verastem is required to make the following payments to us in cash or, at Verastem’s election, in whole or in part, in shares of Verastem common stock: (i) $6.0 million upon the completion of the DUO Study if the results of the DUO Study meet certain pre-specified criteria and (ii) $22.0 million upon the approval for a Licensed Product of a new drug application, or NDA, in the United States or an application for marketing authorization with a regulatory authority outside of the United States. For any portion of any of the foregoing payments which Verastem elects to issue in shares of common stock in lieu of cash, the number of shares of Verastem common stock to be issued would be determined by multiplying (1) 1.025 by (2) the number of shares of common stock equal to (a) the amount of the payment to be paid in shares of common stock divided by (b) the average closing price of a share of common stock as quoted on NASDAQ for a twenty day period following the public announcement of the applicable milestone event. The shares of common stock would be issued as unregistered securities, and Verastem would have an obligation to promptly file a registration statement with the U.S. Securities and Exchange Commission to register such shares for resale. Any issuance of shares would be subject to the satisfaction of standard closing conditions, including that all material authorizations, consents, and similar approvals necessary for such issuance shall have been obtained.

Verastem is also obligated to pay us royalties on worldwide net sales of Licensed Products ranging from the mid-single digits to the high single-digits. The royalty obligation will continue on a product-by-product and country-by-country basis until the latest to occur of (i) the last-to-expire patent right covering the applicable Licensed Product in the applicable country, (ii) the last-to-expire patent right covering the manufacture of the applicable Licensed Product in the country of manufacture of such Licensed Product, (iii) the expiration of non-patent regulatory exclusivity for such Licensed Product in the applicable country and (iv) ten years following the first commercial sale of a Licensed Product in the applicable country, provided that upon the expiration of the last-to-expire patent right covering the Licensed Product in the United States, the applicable royalty on net sales for such Licensed Product in the United States will be reduced by 50%. The royalties are also subject to reduction by 50% of certain third-party royalty payments or patent litigation damages or settlements which might be required to be paid by Verastem if litigation were to arise, with any such reductions capped at 50% of the amounts otherwise payable during the applicable royalty payment period.

In addition to the foregoing, Verastem is obligated to pay us a royalty of 4% on worldwide net sales of Licensed Products to cover the reimbursement of research and development costs owed by us to Mundipharma International Corporation Limited, or Mundipharma, and Purdue Pharmaceutical Products L.P., or Purdue. Once we have fully reimbursed Mundipharma and Purdue, Verastem’s royalty obligations described in this paragraph will be reduced to 1% of net sales in the United States, which we refer to as the Trailing Mundipharma Royalties. The Trailing Mundipharma Royalties are payable on a product-by-

product basis until the latest to occur of (i) the last-to-expire patent right covering the applicable Licensed Product in the United States, (ii) the last-to-expire patent right covering the manufacture of the applicable Licensed Product in the country of manufacture of such Licensed Product, (iii) the expiration of non-patent regulatory exclusivity for such Licensed Product in the United States and (iv) ten years following the first commercial sale of such Licensed Product in the United States, provided that, upon the expiration of the last-to-expire patent right covering the a Licensed Product in the United States, the applicable royalty on net sales for such Licensed Product in the United States will be reduced by 50%. In addition, the Trailing Mundipharma Royalties are subject to reduction by 50% of certain third-party royalty payments or patent litigation damages or settlements which might be required to be paid by Verastem if litigation were to arise, with any such reductions capped at 50% of the amounts otherwise payable during the applicable royalty payment period.

The Verastem Agreement expires when each party no longer has any obligations to the other party under the Verastem Agreement. Verastem has the right to terminate the Verastem Agreement upon at least 180 days prior written notice to us at any time following the earlier of (i) Verastem’s decision to discontinue the DUO Study under certain circumstances as specified in the Verastem Agreement and (ii) the determination of whether the DUO Study has met its pre-specified primary endpoint. Either party may terminate the Verastem Agreement if the other party materially breaches or defaults in the performance of its obligations. If we terminate the Verastem Agreement for Verastem’s material breach, patent challenge, or insolvency, or if Verastem terminates for convenience, then, at our request and subject to our execution of a waiver of certain types of damages, Verastem will transition the duvelisib program back to us at Verastem’s cost. If Verastem terminates for our breach or insolvency, Verastem will effect a more limited transition of the duvelisib program to us at our request and cost, subject to our execution of a waiver of certain types of damages, and we will thereafter pay to Verastem a low single-digit royalty on net sales of Licensed Products.

We and Verastem have made customary representations and warranties and have agreed to certain customary covenants, including confidentiality and indemnification.

AbbVie
The AbbVie Agreement
On September 2, 2014, we entered into a collaboration and license agreement between us and AbbVie which we refer to as the AbbVie Agreement. Under the AbbVie Agreement, we and AbbVie agreed to develop and commercialize products containing duvelisib in oncology indications. We refer to products containing duvelisib included under the AbbVie Agreement as Duvelisib Products. IPI-549, an orally administered, selective PI3K-gamma inhibitor, was excluded from the collaboration. On June 24, 2016, AbbVie delivered to us a written notice that AbbVie was exercising its right to terminate the AbbVie Agreement unilaterally upon 90 days’ written notice, which we refer to as the AbbVie Opt-Out. The termination of the AbbVie Agreement was effective on September 23, 2016.

Under the terms of the AbbVie Agreement, we and AbbVie agreed to share equally commercial profits or losses of Duvelisib Products in the United States, including sharing equally the existing royalty obligations to Mundipharma and Purdue for sales of Duvelisib Products in the United States, as well as sharing equally the existing U.S. milestone payment obligations to Takeda Pharmaceutical Company Limited, or Takeda, our PI3K program licensor. For more information about such obligations to Takeda, refer to the section below titled “Takeda.”
AbbVie had agreed to pay us tiered royalties on net sales of Duvelisib Products outside the United States ranging from 23.5% to 30.5%, depending on annual net sales of Duvelisib Products by AbbVie, its affiliates and its sublicensees. This tiered royalty could have been further reduced based on specified factors, including patent expiry, generic entry, and royalties paid to third parties.
We and AbbVie had shared oversight of development and had agreed to use diligent efforts, as defined in the AbbVie Agreement, to carry out our development activities under an agreed upon development plan. We had primary responsibility for the conduct of development of Duvelisib Products, unless otherwise agreed, and AbbVie had responsibility for the conduct of certain contemplated combination clinical studies, including those examining duvelisib and venetoclax, a selective first-in-class B-cell lymphoma 2 inhibitor, which we refer to as the AbbVie Studies. The development and manufacturing costs for the AbbVie Studies were shared equally. During the years ended December 31, 2016 and 2015, we recognized an expense of $1.0 million and $1.2 million, respectively, in research and development expense related to our share of the AbbVie Studies cost.
We were responsible for the manufacture of Duvelisib Products until the transition of manufacturing responsibility to AbbVie, which we had expected to occur as promptly as practicable while ensuring continuity of supply. Excluding the AbbVie Studies, we were responsible for all costs to develop and manufacture Duvelisib Products up to a maximum amount of $667 million, after which costs were to be shared equally. During the years ended December 31, 2016 and 2015, we recognized an expense of $6.6 million and $8.0 million, respectively, in research and development expense related to costs incurred by AbbVie for other than the AbbVie Studies.

We and AbbVie shared operational responsibility and decision making authority for commercialization of Duvelisib Products in the United States. Since we had not yet reached commercialization and regulatory approval, we recognized the cost of manufacturing as a component of research and development and the cost of commercialization as a component of general and administrative expenses. During the years ended December 31, 2016 and 2015, we accounted for AbbVie’s share of the costs as a reduction of the related expense. We recognized a credit of $0.1 million and $0.8 million in research and development expense related to these costs during the years ended December 31, 2016 and 2015, respectively. During the year ended December 31, 2016 and 2015, we recognized credits of $2.6 million and $2.0 million, respectively, in general and administrative expense related to these costs.

Under the AbbVie Agreement, AbbVie paid us a non-refundable $275 million upfront payment in 2014 and a $130 million milestone payment in November 2015 associated with the completion of enrollment of DYNAMO™, our Phase 2 clinical study evaluating the efficacy and safety of duvelisib in patients with refractory indolent non-Hodgkin lymphoma, or iNHL. Of the total $405 million received from AbbVie, we allocated $234.3 million to the license which was recognized as revenue upon receipt of the upfront payment and achievement of the milestone payment. Revenue related to development services and committee services was recognized using the proportionate performance method. We initially estimated that services would be performed through 2019.

The AbbVie Agreement was intended to remain in effect until all development, manufacturing and commercialization of Duvelisib Products ceased, unless terminated earlier. AbbVie had the right to terminate the AbbVie Agreement for convenience after a specified notice period as described above.

AbbVie Opt-Out

The AbbVie Opt-Out was irrevocable, and we had no obligation to continue to provide AbbVie any services related to Duvelisib Products after June 24, 2016. We recognized revenue of $18.7 million and $109.1 million during the year ended December 31, 2016 and 2015, respectively, related to the license and development and committee services provided through June 24, 2016. We recorded the remaining amounts already received from AbbVie and allocated to development and committee services of $112.2 million as a gain during the year ended December 31, 2016, reflecting the fact that we are no longer obligated to provide any such services and have no obligation to refund any of the payments received to date.

Upon formal termination of the AbbVie Agreement on September 23, 2016, we received all rights to the regulatory filings related to duvelisib, our license to AbbVie terminated, and AbbVie granted us an exclusive, perpetual, irrevocable, royalty-free license, under certain patent rights and know-how controlled by AbbVie, to develop, manufacture and commercialize products containing duvelisib, excluding any compound which is covered by patent rights controlled by AbbVie or its affiliates, in oncology indications worldwide.

Neither party has any ongoing financial obligation to the other under the AbbVie Agreement. In connection with the AbbVie Opt-Out, AbbVie will not pay any royalties or any of the additional $400 million in milestone payments that we could have potentially earned under the AbbVie Agreement.

Wind-Down Plan

During the third quarter of 2016, we and AbbVie finalized the wind-down plan to ensure a smooth transition of the responsibilities of the parties.

We recorded $1.9 million in research and development expense for AbbVie’s clinical wind-down services during the year ended December 31, 2016 for services rendered during the wind-down period. In connection with finalization of the wind-down plan, we received $2.7 million from AbbVie for reimbursement of our wind-down activities in medical affairs and commercial services, which was recorded as a credit to research and development expense of $0.9 million and a credit to general and administrative expense of $1.8 million during the year ended December 31, 2016.

We do not expect to receive any further proceeds from AbbVie for our wind-down activities, and we do not expect to incur any additional expenses for their clinical wind-down services.

Takeda

In July 2010, we entered into a development and license agreement with Intellikine, Inc., or Intellikine, under which we obtained rights to discover, develop and commercialize pharmaceutical products targeting the delta and/or gamma isoforms of PI3K, including duvelisib and IPI-549. In January 2012, Intellikine was acquired by Takeda, acting through its Millennium business unit. In December 2012, we amended and restated our development and license agreement with Takeda. We refer to our PI3K inhibitor program licensor as Takeda and to the amended and restated development and license agreement, as amended by the July 2014 and September 2016 amendments described in more detail below, as the Takeda Agreement.

Under the terms of the Takeda Agreement, we retained worldwide development rights for, and, in exchange for an agreement to pay Takeda $15 million in installments, we regained commercialization rights for products arising from the agreement for all therapeutic indications. We are solely responsible for research conducted under the agreement. During the year ended December 31, 2012, we paid $1.7 million of the $15 million, and we recorded the $15 million release payment at its fair value of $14.4 million in research and development expenses. During the year ended December 31, 2014, we paid to Takeda the second installment of $6.7 million. During the year ended December 31, 2015, we paid to Takeda the final installment of $6.7 million.

In February 2014, we paid Takeda a $10 million milestone payment in connection with the initiation of DUO. We recognized the $10 million payment as research and development expense during the year ended December 31, 2014.

Under the terms of the Takeda Agreement, we are obligated to pay Takeda an aggregate of up to $5 million in success-based milestone payments for the development of a product candidate other than duvelisib, which could include IPI-549. We are also obligated to pay Takeda up to an aggregate of $165 million in success-based milestone payments related to the approval and commercialization of one product, which could be a product containing IPI-549.

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

September 2016 Amendment

In September 2016, we entered into a second amendment with Takeda. Under the second amendment, effective as of our execution of (i) a license or sublicense of rights under certain intellectual property to use, develop, or commercialize duvelisib or (ii) a sale, in an asset sale, of any of our rights necessary to practice duvelisib, each of which ((i) and (ii)) we refer to as a qualifying transaction, we are no longer obligated to pay Takeda any remaining milestone payments under the Takeda Agreement for the development, approval or commercialization of duvelisib. Additionally, upon execution of a qualifying transaction, our obligation to use diligent efforts to develop products under the Takeda Agreement is reduced from two products to one product. In return, we are obligated to pay Takeda 50% of all revenue arising from each qualifying transaction for duvelisib, subject to certain exceptions. We believe the Verastem Agreement constitutes a qualifying transaction.

13. Organizational Restructuring
In June 2016, we reported the top line data from DYNAMO, a registration-focused Phase 2 monotherapy study evaluating the efficacy and safety of duvelisib in patients with refractory indolent non-Hodgkin lymphoma, or iNHL. The study met its primary endpoint with an overall response rate of 46%, all of which were partial responses, among 129 patients with iNHL. On June 24, 2016, AbbVie delivered to us a written notice of the AbbVie Opt-Out.
June 2016 Restructurings
As a result of our discussions with AbbVie regarding our collaboration and the subsequent AbbVie Opt-Out, our Board of Directors approved a strategic restructuring in order to preserve our resources as we determine future strategic plans, which included significant employee headcount reductions during June 2016. We recognized $8.3 million and $4.5 million in total restructuring charges for the year ended December 31, 2016 in research and development expenses and general and administrative expenses, respectively.
We continue to evaluate the lease for the facility that we currently occupy. See Note 11 for information regarding our facility lease termination at 780/790 Memorial Drive. If we pursue and successfully restructure the 784 Memorial Drive facility lease in 2017, we could potentially incur additional charges upon our exit from the space. Such potential future charges could include further impairments and lease exit payments related to our office space at 784 Memorial Drive in Cambridge, Massachusetts. At December 31, 2016, the accompanying consolidated balance sheets reflect the 784 Memorial Drive building and accumulated construction costs net of accumulated depreciation of $22.0 million and a total financing obligation of approximately $19.6 million.
In June 2016, we reduced our employee headcount by approximately 66% compared to our employee headcount as of December 31, 2015. We have existing severance plans which outline contractual termination benefits. We recognized all contractual severance and benefits outlined in the plan when termination was probable and reasonably estimable in accordance with FASB ASC Topic 712, Compensation - Nonretirement Postemployment Benefits.
Approximately $1.9 million of expense was recorded during the year ended December 31, 2016, related to the write-off of prepaid expenses that were not expected to continue and other payments that were due as a result of early terminations.
We identified and recorded the impairment of approximately $0.4 million in furniture and fixtures during the year ended December 31, 2016.
In performing the recoverability test for the 780/790 Memorial Drive asset group, we concluded that the asset group was not recoverable. We recorded an impairment charge of $0.8 million related to 780 / 790 Memorial Drive assets, including the related tenant improvement allowance (see Note 11), after comparing the fair value (using probability weighted scenarios with discounted cash flows) to the asset group’s carrying value, for the year ended December 31, 2016.
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
September 2016 Restructuring
As a result of our progress on strategic initiatives with duvelisib, our Board of Directors approved further headcount reductions during September 2016. The September 2016 restructuring reduced our employee headcount by approximately 4% compared to our employee headcount as of December 31, 2015. Included in the table below, we recognized $0.3 million and $0.2 million in total restructuring charges for the year ended December 31, 2016 in research and development expenses and general and administrative expenses, respectively, related to the September restructuring.
October 2016 Restructuring
On October 28, 2016, our Board of Directors approved a strategic restructuring in connection with and subject to the entry into the Verastem Agreement. The restructuring included workforce reductions of 19 positions across the organization representing approximately 9% compared to our employee headcount as of December 31, 2015. Included in the table below, we recognized $2.6 million and $2.0 million in total restructuring charges for the year ended December 31, 2016 in research and development expenses and general and administrative expenses, respectively, related to the October restructuring.
Summary Table

The following table summarizes the impact of the 2016 restructuring activities on our operating expenses and payments for the year ended December 31, 2016 and the current liability remaining on our balance sheet as of December 31, 2016, in thousands:

	Charges incurred during the year ended December 31, 2016	Amounts paid through December 31, 2016	Less non-cash charges during the year ended December 31, 2016	Amounts accrued at December 31, 2016
	(in thousands)
Employee severance, benefits and related costs for work force reduction	$17,960	$9,516	$1,552	$6,892
Long-lived asset impairment	1,324	—	1,324	—
Contract termination, prepaid expense write-offs and other related costs	1,891	821	1,042	28
Total restructuring	$21,175	$10,337	$3,918	$6,920

During the year ended December 31, 2016, we recorded $21.2 million of expense related to restructuring activities of which $13.6 million is recorded in research and development expense and $7.6 million is recorded in general and administrative expense. We are obligated to continue to pay the remaining amounts accrued through the third quarter of 2017.

14. Income Taxes
We did not have any income tax expense for the year ended December 31, 2016. Our income tax expense of $0.3 million and $0.2 million for the years ended December 31, 2015 and 2014, respectively, consisted primarily of current U.S. federal taxes.

Our income tax expense for the years ended December 31, 2016, 2015 and 2014 differed from the expected U.S. federal statutory income tax expense as set forth below:

	Years Ended December 31,
	2016	2015	2014
	(in thousands)
Expected federal tax benefit	$(10,234)	$(43,534)	$(5,872)
Permanent differences	1,749	2,263	3,537
State taxes, net of the deferred federal benefit	(1,589)	(6,762)	(912)
Tax credit carryforwards	(37)	(2,735)	(9,510)
Adjustments to deferred tax assets and deferred tax liabilities	121	(1,267)	776
Alternative minimum tax	—	321	183
Other	79	29	79
Change in valuation allowance	9,911	52,020	11,902
Income tax expense	$—	$335	$183

The significant components of our deferred tax assets and liabilities are as follows:

	Years Ended December 31,
	2016	2015
	(in thousands)
Deferred tax assets (liabilities):
Net operating loss carryforwards	$178,125	$128,851
Tax credit carryforwards	40,051	40,014
Deferred revenue	—	34,924
Intangible assets	32,199	34,710
Accrued expenses	822	3,003
Stock-based compensation	11,974	12,172
Other	(377)	(794)
Valuation allowance	(262,794)	(252,880)
Net deferred tax assets	$—	$—

We have recorded a valuation allowance against our deferred tax assets in each of the years ended December 31, 2016, 2015 and 2014 because management believes that it is more likely than not that these assets will not be realized. The valuation allowance increased by approximately $9.9 million during the year ended December 31, 2016 primarily as a result of the increase in our unbenefited net operating loss deferred tax asset. The valuation allowance increased by approximately $52.0 million during the year ended December 31, 2015 primarily as a result of unbenefited deferred tax assets such as deferred revenue and intangible assets. The valuation allowance increased by approximately $12.0 million during the year ended December 31, 2014 primarily as a result of increases in unbenefited deferred tax assets such as tax credits and intangible assets.

Subject to the limitations described below, at December 31, 2016, we have cumulative net operating loss carryforwards of approximately $488.7 million and $369.2 million available to reduce federal and state taxable income, which expire through 2036, and have begun to expire and will continue to expire through 2036, respectively. In addition, we have cumulative federal and state tax credit carryforwards of $33.3 million and $10.2 million, respectively, available to reduce federal and state income taxes which expire through 2036 and 2031, respectively. The net operating loss carryforwards include approximately $22.1 million of deductions related to the exercise of stock options. This amount represents an excess tax benefit and has not been included in the gross deferred tax asset reflected for net operating losses nor the cumulative net operating loss carryforward disclosures above. Additionally, our net operating loss carryforwards and tax credit carryforwards are limited as a result of certain ownership changes, as defined under Sections 382 and 383 of the Internal Revenue Code. This limits the annual amount of these tax attributes that can be utilized to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on our value immediately prior to an ownership change. Subsequent ownership changes may affect the limitation in future years. The net operating losses and tax credit carryforwards that have and will expire unused in the future as a result of Section 382 and 383 limitations have been excluded from the amounts disclosed above.

At December 31, 2016 and 2015, we had no unrecognized tax benefits. As of December 31, 2016, 2015 and 2014, we had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in our consolidated statements of operations. We will recognize interest and penalties related to uncertain tax positions in income tax expense.

For all years through December 31, 2016, we generated research credits but have not conducted a study to document the qualified activities. This study may result in an adjustment to our research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against our research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.

We file income tax returns in the U.S. federal, Massachusetts, and other state jurisdictions. The statute of limitations for assessment by the Internal Revenue Service, or IRS, and state tax authorities is closed for tax years prior to 2013, although carryforward attributes that were generated prior to tax year 2013 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period.

15. Stockholders’ Equity
Warrants

On February 24, 2014, we entered into a facility agreement with affiliates of Deerfield Management Company, L.P., or Deerfield. In connection with the execution of the original facility agreement, we issued to Deerfield warrants to purchase an aggregate of 1,000,000 shares of common stock at an exercise price of $13.83 per share. The warrants have dividend rights to the same extent as if the warrants were exercised into shares of common stock. The warrants expire on the seventh anniversary of their issuance and contain certain limitations that prevent the holder from acquiring shares upon exercise of a warrant that would result in the number of shares beneficially owned by the holder exceeding 9.985% of the total number of shares of common stock then issued and outstanding. As of December 31, 2016, no warrants have been exercised.

16. Defined Contribution Benefit Plan
We sponsor a 401(k) retirement plan in which substantially all of our full-time employees are eligible to participate. Participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. During the years ended December 31, 2016, 2015 and 2014, we matched 50% of the first 6% of participant contributions with shares of our common stock. Our matching contributions during the year ended December 31, 2016, 2015 and 2014 were $0.8 million, $0.9 million and $0.7 million, respectively.

17. Quarterly Financial Information (unaudited)

	Quarter Ended March 31, 2016	Quarter Ended June 30, 2016	Quarter Ended September 30, 2016	Quarter Ended December 31, 2016
	(in thousands, except shares and per share amounts)
Collaboration revenue	$9,256	$9,467	$—	$—
Operating expenses:
Research and development	39,188	52,947	12,814	14,662
General and administrative	10,836	15,692	7,120	8,571
Total operating expenses	50,024	68,639	19,934	23,233
Gain on AbbVie Opt-Out (note 12)	—	112,216	—	—
Income (loss) from operations	(40,768)	53,044	(19,934)	(23,233)
Other income (expenses):
Interest expense	(309)	(307)	(305)	(304)
Investment and other income	413	254	741	607
Total other income (expense)	104	(53)	436	303
Income (loss) before income taxes	(40,664)	52,991	(19,498)	(22,930)
Income taxes	—	—	—	—
Net income (loss)	$(40,664)	$52,991	$(19,498)	$(22,930)
Income (loss) per common share:
Basic	$(0.82)	$1.05	$(0.39)	$(0.46)
Diluted	$(0.82)	$1.05	$(0.39)	$(0.46)
Weighted average number of common shares outstanding:
Basic	49,339,888	49,437,062	49,583,776	50,099,153
Diluted	49,339,888	49,439,537	49,583,776	50,099,153

	Quarter Ended March 31, 2015	Quarter Ended June 30, 2015	Quarter Ended September 30, 2015	Quarter Ended December 31, 2015
	(in thousands, except shares and per share amounts)
Collaboration revenue	$4,363	$4,880	$90,743	$9,080
Operating expenses:
Research and development	88,428	34,062	37,729	38,890
General and administrative	8,550	9,410	9,754	9,351
Total operating expenses	96,978	43,472	47,483	48,241
Income (loss) from operations	(92,615)	(38,592)	43,260	(39,161)
Other income (expenses):
Interest expense	(647)	(99)	(311)	(311)
Interest and investment income (loss)	(40)	263	75	137
Total other income (expense)	(687)	164	(236)	(174)
Income (loss) before income taxes	(93,302)	(38,428)	43,024	(39,335)
Income taxes	—	—	(480)	145
Net income (loss)	$(93,302)	$(38,428)	$42,544	$(39,190)
Income (loss) per common share:
Basic	$(1.91)	$(0.78)	$0.85	$(0.80)
Diluted	$(1.91)	$(0.78)	$0.84	$(0.80)
Weighted average number of common shares outstanding:
Basic	48,939,383	49,076,031	49,188,443	49,227,905

Diluted	48,939,383	49,076,031	49,764,910	49,227,905

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There have been no disagreements with our independent accountants on accounting and financial disclosure matters.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2016. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2016, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our management including our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

Management’s report on our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) appears below.

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework (2013). Based on its assessment, management believes that, as of December 31, 2016, our internal control over financial reporting is effective based on those criteria.

Our independent registered public accounting firm has issued an attestation report of our internal control over financial reporting. This report appears below.

(b) Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Infinity Pharmaceuticals, Inc.

We have audited Infinity Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Infinity Pharmaceuticals, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Infinity Pharmaceuticals, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Infinity Pharmaceuticals, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 of Infinity Pharmaceuticals, Inc. and our report dated March 14, 2017 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Boston, Massachusetts
March 14, 2017

(c) Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On March 8, 2017, the Compensation Committee of our Board of Directors approved an amendment to our previously disclosed Supplemental Severance Program for our executive officers. The Supplemental Severance Program was designed to supplement the cash severance for which each executive officer would be eligible under our previously disclosed 2013 Executive Severance Benefits Program (the “2013 Plan”). Under the amended Supplemental Severance Program, each executive officer is eligible to receive a cash payment equal to one week of such officer’s base salary for each week such officer was employed by us between September 30, 2016 and July 1, 2017 with such payment to occur upon the earlier of (i) July 1, 2017, or (ii) the termination by us of such executive officer’s employment with us other than for Cause (as defined in the 2013 Plan). The amended Supplemental Severance program is identical to a program that was previously approved for all our non-executive employees.

PART III

Item 10. Directors, Executive Officers and Corporate Governance
The sections titled “Proposal 1—Election of Directors,” “Board and Committee Meetings,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Guidelines; Code of Conduct and Ethics” appearing in the definitive proxy statement we will file in connection with our Annual Meeting of Stockholders to be held on May 25, 2017 are incorporated herein by reference. The information required by this item relating to executive officers may be found in Part I, Item 1 of this report under the heading “Business—Executive Officers.”

Item 11. Executive Compensation
The section titled “Compensation of Executive Officers” appearing in the definitive proxy statement we will file in connection with our Annual Meeting of Stockholders to be held on May 25, 2017 is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The sections titled “Stock Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” appearing in the definitive proxy statement we will file in connection with our Annual Meeting of Stockholders to be held on May 25, 2017 are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The sections titled “Transactions with Related Persons,” “Policies and Procedures for Related Persons Transactions,” and “Determination of Independence” appearing in the definitive proxy statement we will file in connection with our Annual Meeting of Stockholders to be held on May 25, 2017 are incorporated herein by reference.

Item 14. Principal Accounting Fees and Services
The section titled “Audit Fees” appearing in the definitive proxy statement we will file in connection with our Annual Meeting of Stockholders to be held on May 25, 2017 is incorporated herein by reference.

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

Item 16. Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFINITY PHARMACEUTICALS, INC.

Date: March 14, 2017	By:	/s/ ADELENE Q. PERKINS
Adelene Q. Perkins Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ADELENE Q. PERKINS Adelene Q. Perkins	Chief Executive Officer; Chair of the Board of Directors	March 14, 2017
(Principal Executive Officer)

/s/ LAWRENCE E. BLOCH, M.D., J.D. Lawrence E. Bloch, M.D., J.D.	President; Treasurer	March 14, 2017
(Principal Financial Officer, Principal Accounting Officer)

/s/ JOSÉ BASELGA, M.D., PH.D. José Baselga, M.D., Ph.D.	Director	March 7, 2017

/s/ JEFFREY BERKOWITZ, J.D. Jeffrey Berkowitz, J.D.	Director	March 10, 2017

/s/ ANTHONY B. EVNIN, PH.D. Anthony B. Evnin, Ph.D.	Director	March 9, 2017

/s/ NORMAN C. SELBY Norman C. Selby	Director	March 14, 2017

/s/ IAN F. SMITH Ian F. Smith	Director	March 7, 2017

/s/ MICHAEL C. VENUTI, PH.D. Michael C. Venuti, Ph.D.	Director	March 14, 2017

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing date	Exhibit Number	Filed with this 10-K
3.1	Restated Certificate of Incorporation of the Registrant.	10-Q	8/9/2007	3.1
3.2	Amended and Restated Bylaws of the Registrant.	8-K	3/17/2009	3.1
4.1	Form of Common Stock Certificate.	10-K	3/14/2008	4.1
Collaboration Agreements
10.1†	Amended and Restated Development and License Agreement, dated as of December 24, 2012, by and between the Registrant and Intellikine, LLC.	10-K	3/5/2013	10.4
10.2	Amendment to Amended and Restated Development and License Agreement, dated as of dated July 29, 2014, by and between Infinity Pharmaceuticals, Inc. and Intellikine LLC.	10-Q	11/10/2014	10.1
10.3	Amendment No. 2 to Amended and Restated Development and License Agreement, dated as of dated September 27, 2016, by and between Infinity Pharmaceuticals, Inc. and Intellikine LLC.	10-Q	11/9/2016	10.1
10.4†	Amended and Restated License Agreement, dated as of November 1, 2016, by and between the Registrant and Verastem, Inc.				X
10.5	Termination and Revised Relationship Agreement, dated as of July 17, 2012, between the Registrant and Mundipharma International Corporation Limited.	8-K	7/19/2012	10.2
10.6	Termination and Revised Relationship Agreement, dated as of July 17, 2012, between the Registrant and Purdue Pharmaceutical Products L.P.	8-K	7/19/2012	10.3
Financing Agreements
10.7	Form of Warrant to Purchase Common Stock of Infinity Pharmaceuticals, Inc., issued to the Deerfield Entities, together with a schedule of holders and amounts (issued February 24, 2014).	10-Q	5/6/2014	10.2
Leases
10.8	Lease Agreement, dated as of September 25, 2014, between Infinity Pharmaceuticals, Inc. and BHX, LLC, as trustee of 784 Realty Trust.	10-Q	11/10/2014	10.4

		Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing date	Exhibit Number	Filed with this 10-K
10.9	Lease Agreement dated July 2, 2002 between IDI and ARE-770/784/790 Memorial Drive LLC (the “Lease”), as amended by First Amendment to Lease dated March 25, 2003, Second Amendment to Lease dated April 30, 2003, Third Amendment to Lease dated October 30, 2003 and Fourth Amendment to Lease dated December 15, 2003.	8-K	9/18/2006	10.36
10.10	Fifth Amendment to Lease dated July 8, 2011 between the Registrant and ARE-770/784/790 Memorial Drive LLC.	10-Q	8/9/2011	10.1
10.11	Sixth Amendment to Lease dated July 8, 2012 between the Registrant and ARE-770/784/790 Memorial Drive LLC.	10-Q	8/7/2012	10.2
10.12	Seventh Amendment to Lease, dated as of November 6, 2014, between Infinity Pharmaceuticals, Inc. and ARE-770/784/790 Memorial Drive, LLC.	10-Q	11/10/2014	10.5
10.13	Agreement for Termination of Lease and Voluntary Surrender of Premises dated October 31, 2016 between the Registrant and ARE-770/784/790 Memorial Drive, LLC				X
Equity Plans
10.14*	2000 Stock Incentive Plan.	S-1	5/9/2000	10.59
10.15*	Amendment No. 1 to 2000 Stock Incentive Plan; Amendment No. 2 to 2000 Stock Incentive Plan; Amendment No. 3 to 2000 Stock Incentive Plan.	8-K	9/18/2006	10.32
10.16*	Amendment No. 4 to 2000 Stock Incentive Plan.	10-Q	8/9/2007	10.1
10.17*	Amendment No. 5 to 2000 Stock Incentive Plan.	S-8	5/23/2008	99.4
10.18*	Form of Incentive Stock Option Agreement under 2000 Stock Incentive Plan.	8-K	9/18/2006	10.33
10.19*	Form of Nonstatutory Stock Option Agreement under 2000 Stock Incentive Plan.	8-K	9/18/2006	10.34
10.20*	2010 Stock Incentive Plan.	8-K	5/28/2010	10.1
10.21*	Form of Incentive Stock Option Agreement under 2010 Stock Incentive Plan.	8-K	5/28/2010	10.2
10.22*	Form of Nonstatutory Stock Option Agreement under 2010 Stock Incentive Plan.	8-K	5/28/2010	10.3
10.23*	Form of Restricted Stock Agreement under 2010 Stock Incentive Plan				X
10.24*	Form of Nonstatutory Stock Option Agreement for Inducement Grant Pursuant to NASDAQ Stock Market Rule 5635(c)(4)				X
10.25*	Amendment No. 1 to 2010 Stock Incentive Plan.	8-K	12/14/2010	99.2
10.26*	Amendment No. 2 to 2010 Stock Incentive Plan.	8-K	5/18/2012	99.1
10.27*	Amendment No. 3 to 2010 Stock Incentive Plan.	8-K	6/13/2013	10.1
10.28*	Amendment No. 4 to 2010 Stock Incentive Plan.	8-K	6/13/2013	10.1
10.29*	Amendment No. 5 to 2010 Stock Incentive Plan.	8-K	6/16/2015	10.1
10.30*	2013 Employee Stock Purchase Plan, as amended.	8-K	6/13/2013	99.1

Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing date	Exhibit Number	Filed with this 10-K

Agreements With Executive Officers
10.31*	Offer Letter between the Registrant and Lawrence E. Bloch, M.D., J.D. dated May 15, 2012.	8-K	7/25/2012	10.1
10.32*	Offer Letter between IDI and Adelene Perkins dated as of February 6, 2002.	8-K	9/18/2006	10.11
10.33*	Amendment to Offer Letter between IDI and Adelene Perkins dated as of October 25, 2007.	8-K	10/30/2007	99.5
10.34*	Offer Letter between the Registrant and Seth A. Tasker, J.D. dated February 22, 2008				X
10.35*	Employment Retention Incentive Package Letter Agreement between the Registrant and Seth Tasker, J.D. dated July 1, 2016				X
10.36*	Offer Letter between the Registrant and Jeffrey Kutok, M.D., Ph.D. dated October 26, 2010				X
10.37*	Employment Retention Incentive Package Letter Agreement between the Registrant and Jeffery Kutok, M.D., Ph.D. dated July 1, 2016				X
10.38*	Severance Agreement between the Registrant and William Bertrand, dated June 28, 2016.				X
10.39*	Severance Agreement between the Registrant and Sujay Kango, dated October 31, 2016.				X
10.40*	Severance Agreement between the Registrant and Julian Adams, dated December 30, 2016.				X
10.41*	Infinity Pharmaceuticals, Inc. Executive Severance Benefits Plan effective February 6, 2013.	8-K	2/12/2013	10.1
Subsidiaries
21.1	Subsidiaries of the Registrant. Filed herewith.				X
Consent
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. Filed herewith.				X
Certifications
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. Filed herewith.				X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. Filed herewith.				X
32.1	Statement of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.				X
32.2	Statement of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.				X
101
The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements.
X

*	Indicates management contract or compensatory plan
†	Confidential treatment has been requested and/or granted as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.