Form 10-Q
period 2017-03-31
INFINITY PHARMACEUTICALS, INC.
filed 2017-05-09
CIK 1113148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on April 28, 2017: 50,443,128

INFINITY PHARMACEUTICALS, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2017

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$75,429	$74,060
Available-for-sale securities	—	18,004
Restricted cash	500	1,152
Prepaid expenses and other current assets	4,381	8,444
Total current assets	80,310	101,660
Property and equipment, net	22,732	23,424
Restricted cash, less current portion	530	530
Other assets	35	41
Total assets	$103,607	$125,655
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$733	$2,413
Accrued expenses	9,394	21,008
Financing obligation, current (note 10)	449	442
Total current liabilities	10,576	23,863
Deferred rent (note 10)	185	183
Financing obligation, less current portion (note 10)	19,034	19,149
Other liabilities	23	6
Total liabilities	29,818	43,201
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Common Stock, $0.001 par value; 100,000,000 shares authorized, and 50,426,205 and 50,374,871 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	50	50
Additional paid-in capital	709,903	708,096
Accumulated deficit	(636,164)	(625,689)
Accumulated other comprehensive income (loss)	—	(3)
Total stockholders’ equity	73,789	82,454
Total liabilities and stockholders’ equity	$103,607	$125,655
The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2017	2016
Collaboration revenue	$—	$9,256
Operating expenses:
Research and development	4,039	39,188
General and administrative	6,437	10,836
Total operating expenses	10,476	50,024
Loss from operations	(10,476)	(40,768)
Other income (expense):
Interest expense	(302)	(309)
Investment and other income	303	413
Total other income	1	104
Net loss	$(10,475)	$(40,664)
Basic and diluted loss per common share	$(0.21)	$(0.82)
Basic and diluted weighted average number of common shares outstanding:	50,423,353	49,339,888
Other comprehensive loss:
Net unrealized holding gains (losses) on available-for-sale securities arising during the period	3	(5)
Comprehensive loss	$(10,472)	$(40,669)

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Operating activities
Net loss	$(10,475)	$(40,664)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	692	693
Stock-based compensation, including 401(k) match	1,807	3,715
Other, net	7	56
Changes in operating assets and liabilities:
Prepaid expenses and other assets	4,069	(4,264)
Accounts payable, accrued expenses and other liabilities	(13,277)	(2,327)
Deferred revenue	—	(9,255)
Deferred rent	2	173
Net cash used in operating activities	(17,175)	(51,873)
Investing activities
Purchases of property and equipment	—	(270)
Purchases of available-for-sale securities	—	(34,323)
Proceeds from maturities of available-for-sale securities	18,000	12,110
Net cash provided by (used in) investing activities	18,000	(22,483)
Financing activities
Proceeds from issuances of common stock related to stock incentive plans and awards	—	43
Release of restricted cash	652	—
Payments on financing obligation	(108)	(102)
Net cash provided by (used in) financing activities	544	(59)
Net increase (decrease) in cash and cash equivalents	1,369	(74,415)
Cash and cash equivalents at beginning of period	74,060	188,170
Cash and cash equivalents at end of period	$75,429	$113,755
Supplemental cash flow information
Cash paid for interest	$302	$309
Supplemental schedule of noncash investing and financing activities
Property and equipment in accrued expenses	$—	$101
The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

Infinity Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization
Infinity Pharmaceuticals, Inc., is an innovative biopharmaceutical company dedicated to developing best-in-class medicines for patients with difficult-to-treat diseases. As used throughout these unaudited, condensed consolidated financial statements, the terms “Infinity,” “we,” “us,” and “our” refer to the business of Infinity Pharmaceuticals, Inc., and its wholly-owned subsidiaries.
2. Basis of Presentation
These condensed consolidated financial statements include the accounts of Infinity and its wholly-owned subsidiaries. We have eliminated all significant intercompany accounts and transactions in consolidation.
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017.
The information presented in the condensed consolidated financial statements and related footnotes at March 31, 2017, and for the three months ended March 31, 2017 and 2016, is unaudited, and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2016 have been derived from our audited financial statements. For further information, please refer to the consolidated financial statements and accompanying footnotes included in our annual report on Form 10-K for the fiscal year ended December 31, 2016 filed with the U.S. Securities and Exchange Commission, or SEC, on March 14, 2017, which we refer to as our 2016 Annual Report on Form 10-K.
Liquidity
We have generated an accumulated deficit of $636.2 million and will require substantial additional capital to fund operations. Our future success is dependent on our ability to develop our sole product candidate, IPI-549, an orally administered, clinical-stage, immuno-oncology product candidate that selectively inhibits the enzyme phosphoinositide-3-kinase-gamma, or PI3K-gamma, and ultimately upon our ability to attain profitable operations. We are subject to a number of risks similar to other life science companies seeking to develop and commercialize pharmaceuticals, including, but not limited to, risks relating to the successful development of IPI-549 and our need for additional funding, which may not be available.
As of March 31, 2017, we had cash and cash equivalents of $75.4 million. Excluding the potential $6.0 million and $22.0 million contingent payments in cash or stock from Verastem Inc., or Verastem (see Note 8), we believe that our current cash and cash equivalents will be adequate to satisfy our capital needs based on planned levels of spending into the first quarter of 2019. For more information, refer to the section titled “Liquidity and Capital Resources” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
3. Significant Accounting Policies
Our significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in our 2016 Annual Report on Form 10-K.
Segment Information
We operate in one business segment, which focuses on drug development. We make operating decisions based upon performance of the enterprise as a whole and utilize our consolidated financial statements for decision making.
All of our revenues since September 2006 have been generated under research collaboration agreements.

Basic and Diluted Net Income (Loss) per Common Share
Basic net income (loss) per share is based upon the weighted average number of common shares outstanding during the period, excluding restricted stock that has been issued but has not yet vested. Diluted net income (loss) per share is based upon the weighted average number of common shares outstanding during the period plus the effect of additional weighted average common equivalent shares outstanding during the period when the effect of adding such shares is dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options and the exercise of outstanding warrants (the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method) and the vesting of restricted shares of common stock. In addition, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options. The two-class method is used for outstanding warrants as such warrants are considered to be participating securities, and such method is more dilutive than the treasury stock method. The following outstanding shares of common stock equivalents were excluded from the computation of net income (loss) per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2017	2016
Stock options	8,342,020	9,507,338
Warrants (excluded from treasury stock method)	1,000,000	1,000,000
Unvested restricted stock	663,811	—
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
In November 2016, FASB issued Accounting Standard Update, or ASU, No. 2016-18, Statement of Cash Flows, Restricted Cash, or ASU No. 2016-18. ASU No. 2016-18 provides guidance on the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. Under ASU No. 2016-18, the statement of cash flows shall explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and cash equivalents should now be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. Other than the revised statement of cash flows presentation, the adoption of ASU No. 2016-18 is not expected to have an impact on our condensed consolidated financial statements.

Recently Adopted Accounting Pronouncements
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, or ASU No. 2016-09, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification of cash flows. We adopted ASU No. 2016-09 as of January 1, 2017. Under the new standard, all excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. We applied the modified retrospective adoption approach upon adoption of the standard, and prior periods have not been adjusted. As a result, we established a net operating loss deferred tax asset of $7.5 million to account for prior period excess tax benefits through retained earnings, and an offsetting valuation allowance of $7.5 million through retained earnings, because it is not more likely than not that the deferred tax asset will be realized due to historical and expected future losses. We elected to recognize forfeitures related to employee share-based payments as they occur. There was no material impact on our financial statements as a result of the adoption of this guidance.
4. Stock-Based Compensation
Total stock-based compensation expense related to all equity awards for the three months ended March 31, 2017 and 2016 was comprised of the following:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Research and development	$707	$1,876
General and administrative	1,100	1,839
Total stock-based compensation expense	$1,807	$3,715
As of March 31, 2017, we had approximately $7.4 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.3 years.
Restricted Stock
During the three months ended March 31, 2017, no restricted stock was granted, 133,300 shares of restricted stock were forfeited, and no restricted stock vested. As of March 31, 2017, 663,811 shares of restricted stock are issued and unvested. The restricted stock will vest based on the achievement of specified performance conditions. We did not recognize any expense for the three months ended March 31, 2017 related to restricted stock.
Stock Options
During the three months ended March 31, 2017, we granted options to purchase 3,457,000 shares of our common stock at a weighted average fair value of $1.12 per share and a weighted average exercise price of $1.55 per share. During the three months ended March 31, 2016, we granted options to purchase 1,404,972 shares of our common stock at a weighted average fair value of $4.07 per share and a weighted average exercise price of $6.68 per share. For the three months ended March 31, 2017 and 2016, the fair values were estimated using the Black-Scholes valuation model using the following weighted-average assumptions:

	Three Months Ended March 31,
	2017	2016
Risk-free interest rate	2.0%	1.8%
Expected annual dividend yield	—	—
Expected stock price volatility	90.0%	70.8%
Expected term of options	5.5 years	5.4 years
During the three months ended March 31, 2017, no options to purchase shares of common stock were exercised.

Employee Stock Purchase Plan
We temporarily suspended the ESPP program on June 24, 2016, and our Board of Directors has approved the commencement of a new offering period in June 2017. The weighted-average fair value of each purchase right granted during the three months ended March 31, 2016 was $2.91. For the three months ended March 31, 2016, the fair values were estimated using the Black-Scholes valuation model using the following weighted-average assumptions:

Three Months Ended March 31,
2016
Risk-free interest rate	0.8%
Expected annual dividend yield	—
Expected stock price volatility	63.5%
Expected term	1.3 years
5. Cash, Cash Equivalents and Available-for-Sale Securities
The following is a summary of cash, cash equivalents and available-for-sale securities:

	March 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$75,429	$—	$—	$75,429
Total cash and cash equivalents	$75,429	$—	$—	$75,429

	December 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$74,060	$—	$—	$74,060
Available-for-sale securities:
U.S. Treasury securities due in one year or less	6,753	—	(1)	6,752
U.S. government-sponsored enterprise obligations due in one year or less	11,254	—	(2)	11,252
Total available-for-sale securities	18,007	—	(3)	18,004
Total cash, cash equivalents and available-for-sale securities	$92,067	$—	$(3)	$92,064
During the three months ended March 31, 2017, all of our available-for-sale securities matured. We had no material realized gains or losses on our available-for-sale securities for the three months ended March 31, 2017 and 2016. There were no other-than-temporary impairments recognized for the three months ended March 31, 2017 and 2016.

6. Fair Value
We use a valuation hierarchy for disclosure of the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs, which we consider the highest level inputs, are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. The classification of a financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. For our fixed income securities, we reference pricing data supplied by our custodial agent and nationally known pricing vendors, using a variety of daily data sources, largely readily-available market data and broker/dealer quotes. We validate the prices provided by our third party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our pricing services as of March 31, 2017 and December 31, 2016.
The following table provides the assets carried at fair value measured on a recurring basis as of March 31, 2017 and December 31, 2016:

	Level 1	Level 2
	(in thousands)
March 31, 2017
Assets:
Cash and cash equivalents	$75,429	$—
Total	$75,429	$—
December 31, 2016
Assets:
Cash and cash equivalents	$61,008	$13,052
U.S. Treasury securities	—	6,752
U.S. government-sponsored enterprise obligations	—	11,252
Total	$61,008	$31,056
The carrying amounts reflected in the condensed consolidated balance sheets for prepaid expenses and other current assets, other assets, accounts payable and accrued expenses approximate their fair value due to their short-term maturities.
There have been no changes to our valuation methods during the three months ended March 31, 2017. We evaluate transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1 and Level 2 during the three months ended March 31, 2017. We had no available-for-sale securities that were classified as Level 3 at any point during the three months ended March 31, 2017 or during the year ended December 31, 2016.
7. Prepaid expenses and other current assets
Prepaid expenses and other current assets consist of the following:

	March 31, 2017	December 31, 2016
	(in thousands)
Prepaid expenses	$1,292	$3,336
Other current assets	3,004	5,023
Value-added tax receivable	85	85
Total prepaid expenses and other current assets	$4,381	$8,444

8. Collaborations
Verastem
On October 29, 2016, we and Verastem entered into a license agreement, which we and Verastem amended and restated on November 1, 2016, effective as of October 29, 2016. We refer to the amended and restated license agreement as the Verastem Agreement. Under the Verastem Agreement, we granted to Verastem an exclusive worldwide license for the research, development, commercialization, and manufacture of duvelisib, an oral, dual inhibitor of the delta and gamma isoforms of PI3K, and products containing duvelisib, which we refer to as the Licensed Products, in each case in oncology indications. Upon entry into the Verastem Agreement, Verastem assumed financial responsibility for activities that were part of our ongoing duvelisib program, including a randomized, Phase 3 monotherapy clinical study in patients with relapsed/refractory chronic lymphocytic leukemia, which we refer to as the DUO Study. Verastem is obligated to use diligent efforts, as defined in the Verastem Agreement, to develop and commercialize one Licensed Product. During the term of the Verastem Agreement, we have agreed not to research, develop, manufacture or commercialize duvelisib in any indication in humans or animals.
Under the Verastem Agreement, we have financial responsibility for up to $4.5 million of costs related to the shutdown of certain specified clinical studies. We have incurred the $4.5 million maximum for clinical study shutdown costs through March 31, 2017. Following a short transition period, Verastem has assumed all financial and operational responsibility for the duvelisib program except for the clinical shutdown costs and certain clinical close-out activities that we agreed to retain. Verastem will reimburse us for costs incurred by us during the transition period and certain prepaid expenses associated with the clinical studies assumed by Verastem. As of March 31, 2017, we recognized a receivable from Verastem of $2.7 million included in prepaid expenses and other current assets that represents reimbursements of our costs incurred during 2016. We received $2.5 million during April 2017 and expect to receive the remainder during the second quarter of 2017.
Pursuant to the terms of the Verastem Agreement, Verastem is required to make the following payments to us in cash or, at Verastem’s election, in whole or in part, in shares of Verastem common stock: (i) $6.0 million upon the completion of the DUO Study if the results of the DUO Study meet certain pre-specified criteria and (ii) $22.0 million upon the approval for a Licensed Product of a new drug application, or NDA, in the United States or an application for marketing authorization with a regulatory authority outside of the United States. For any portion of any of the foregoing payments which Verastem elects to issue in shares of common stock in lieu of cash, the number of shares of Verastem common stock to be issued would be determined by multiplying (1) 1.025 by (2) the number of shares of common stock equal to (a) the amount of the payment to be paid in shares of common stock divided by (b) the average closing price of a share of common stock as quoted on NASDAQ for a twenty day period following the public announcement of the applicable event. The shares of common stock would be issued as unregistered securities, and Verastem would have an obligation to promptly file a registration statement with the SEC to register such shares for resale. Any issuance of shares would be subject to the satisfaction of standard closing conditions, including that all material authorizations, consents, and similar approvals necessary for such issuance shall have been obtained.
Verastem is also obligated to pay us royalties on worldwide net sales of Licensed Products ranging from the mid-single digits to the high-single digits. The royalty obligation will continue on a product-by-product and country-by-country basis until the latest to occur of (i) the last-to-expire patent right covering the applicable Licensed Product in the applicable country, (ii) the last-to-expire patent right covering the manufacture of the applicable Licensed Product in the country of manufacture of such Licensed Product, (iii) the expiration of non-patent regulatory exclusivity for such Licensed Product in the applicable country and (iv) ten years following the first commercial sale of a Licensed Product in the applicable country, provided that upon the expiration of the last-to-expire patent right covering the Licensed Product in the United States, the applicable royalty on net sales for such Licensed Product in the United States will be reduced by 50%. The royalties are also subject to reduction by 50% of certain third-party royalty payments or patent litigation damages or settlements which might be required to be paid by Verastem if litigation were to arise, with any such reductions capped at 50% of the amounts otherwise payable during the applicable royalty payment period.

In addition to the foregoing, Verastem is obligated to pay us a royalty of 4% on worldwide net sales of Licensed Products to cover the reimbursement of research and development costs owed by us to Mundipharma International Corporation Limited, or Mundipharma, and Purdue Pharmaceutical Products L.P., or Purdue. We refer to this royalty obligation as the Trailing Mundipharma Royalties. Once we have fully reimbursed Mundipharma and Purdue, the Trailing Mundipharma Royalties will be reduced to 1% of net sales in the United States. The Trailing Mundipharma Royalties are payable on a product-by-product basis until the latest to occur of (i) the last-to-expire patent right covering the applicable Licensed Product in the United States, (ii) the last-to-expire patent right covering the manufacture of the applicable Licensed Product in the country of manufacture of such Licensed Product, (iii) the expiration of non-patent regulatory exclusivity for such Licensed Product in the United States and (iv) ten years following the first commercial sale of such Licensed Product in the United States, provided that, upon the expiration of the last-to-expire patent right covering a Licensed Product in the United States, the applicable royalty on net sales for such Licensed Product in the United States will be reduced by 50%. In addition, the Trailing Mundipharma Royalties are subject to reduction by 50% of certain third-party royalty payments or patent litigation damages or settlements which might be required to be paid by Verastem if litigation were to arise, with any such reductions capped at 50% of the amounts otherwise payable during the applicable royalty payment period.
The Verastem Agreement expires when each party no longer has any obligations to the other party under the Verastem Agreement. Verastem has the right to terminate the Verastem Agreement upon at least 180 days’ prior written notice to us at any time following the earlier of (i) Verastem’s decision to discontinue the DUO Study under certain circumstances as specified in the Verastem Agreement and (ii) the determination of whether the DUO Study has met its pre-specified primary endpoint. Either party may terminate the Verastem Agreement if the other party materially breaches or defaults in the performance of its obligations. If we terminate the Verastem Agreement for Verastem’s material breach, patent challenge, or insolvency, or if Verastem terminates for convenience, then, at our request and subject to our execution of a waiver of certain types of damages, Verastem will transition the duvelisib program back to us at Verastem’s cost. If Verastem terminates for our breach or insolvency, Verastem will effect a more limited transition of the duvelisib program to us at our request and cost, subject to our execution of a waiver of certain types of damages, and we will thereafter pay to Verastem a low single-digit royalty on net sales of Licensed Products.
We and Verastem have made customary representations and warranties and have agreed to certain customary covenants, including confidentiality and indemnification.
AbbVie
On September 2, 2014, we entered into a collaboration and license agreement with AbbVie Inc., or AbbVie, which we refer to as the AbbVie Agreement. Under the AbbVie Agreement, we and AbbVie agreed to develop and commercialize in oncology indications products containing duvelisib. We refer to products containing duvelisib as Duvelisib Products. IPI-549 was excluded from the collaboration. On June 24, 2016, AbbVie delivered to us a written notice that AbbVie was exercising its right to terminate the AbbVie Agreement unilaterally upon 90 days’ written notice, which we refer to as the AbbVie Opt-Out. The termination of the AbbVie Agreement was effective on September 23, 2016.
The AbbVie Opt-Out was irrevocable, and we had no obligation to continue to provide AbbVie any services related to Duvelisib Products after June 24, 2016. We recorded the remaining amounts already received from AbbVie and allocated to development and committee services as a gain during the second half of 2016, reflecting the fact that we were no longer obligated to provide any such services and had no obligation to refund any of the payments received to date.
Under the terms of the AbbVie Agreement, we and AbbVie agreed to share equally commercial profits or losses of Duvelisib Products in the United States, and AbbVie agreed to pay us tiered royalties on net sales of Duvelisib Products outside the United States.
We and AbbVie shared oversight of development and agreed to use diligent efforts, as defined in the AbbVie Agreement, to carry out our development activities under an agreed upon development plan. We had primary responsibility for the conduct of development of Duvelisib Products and had the initial responsibility to manufacture Duvelisib Products. AbbVie had responsibility for the conduct of certain contemplated combination clinical studies, which we refer to as the AbbVie Studies. Excluding the AbbVie Studies, we were responsible for all costs to develop and manufacture Duvelisib Products up to a maximum amount of $667 million. The development and manufacturing costs for the AbbVie Studies were shared equally. During the three months ended March 31, 2017, we did not recognize any expense related to shared costs with AbbVie. During the three months ended March 31, 2016, we recognized an expense of $4.4 million in research and development expense related to our portion of the shared costs.

We and AbbVie shared operational responsibility and decision making authority for commercialization of Duvelisib Products in the United States. Prior to commercialization and regulatory approval, we recognized the cost of manufacturing as a component of research and development and the cost of commercialization as a component of general and administrative expenses. During the three months ended March 31, 2016, we accounted for AbbVie’s share of the costs as a reduction of the related expense or as additional expense. We recognized an expense of approximately $25,000 and a credit of $1.0 million in research and development expense and general and administrative expense, respectively, related to these costs during the three months ended March 31, 2016.
Under the AbbVie Agreement, AbbVie paid us a non-refundable $275 million upfront payment in 2014 and a $130 million milestone payment in November 2015 associated with the completion of enrollment of DYNAMO, our Phase 2 clinical study evaluating the efficacy and safety of duvelisib in patients with refractory indolent non-Hodgkin lymphoma, or iNHL. Of the total $405 million received from AbbVie, we allocated $234.3 million to the license which was recognized as revenue upon receipt of the upfront payment and achievement of the milestone payment. Revenue related to development services and committee services was recognized using the proportionate performance method. We recognized revenue of $9.3 million during the three months ended March 31, 2016.
On September 23, 2016, the effective date of the AbbVie Agreement termination, we received all rights to the regulatory filings related to duvelisib, our license to AbbVie terminated, and AbbVie granted us an exclusive, perpetual, irrevocable, royalty-free license, under certain patent rights and know-how controlled by AbbVie, to develop, manufacture and commercialize products containing duvelisib, excluding any compound which is covered by patent rights controlled by AbbVie or its affiliates, in oncology indications worldwide.
Neither party has any ongoing financial obligation to the other party under the AbbVie Agreement.
Takeda
In July 2010, we entered into a development and license agreement with Intellikine, Inc., or Intellikine, under which we obtained rights to discover, develop and commercialize pharmaceutical products targeting the delta and/or gamma isoforms of PI3K, including duvelisib and IPI-549. In January 2012, Intellikine was acquired by Takeda Pharmaceuticals Company Limited acting through its Millennium business unit. We refer to our PI3K inhibitor program licensor as Takeda. In December 2012, we amended and restated our development and license agreement with Takeda and further amended the agreement in July 2014 and September 2016. We refer to the amended and restated development and license agreement, as amended, as the Takeda Agreement.
Under the terms of the Takeda Agreement, we are obligated to pay Takeda an aggregate of up to $5.0 million in success-based milestone payments for the development of a product candidate other than duvelisib, which could include IPI-549. We are also obligated to pay Takeda up to an aggregate of $165 million in remaining success-based milestone payments related to the approval and commercialization of one product candidate other than duvelisib, which could be IPI-549.
Under the September 2016 amendment to the Takeda Agreement, and in connection with our entry into the Verastem Agreement, we are no longer obligated to pay Takeda any remaining milestone payments for the development, approval or commercialization of duvelisib. In return, we are obligated to pay Takeda 50% of all revenue arising from certain qualifying transactions for duvelisib including those under the Verastem Agreement, subject to certain exceptions including revenue we receive as reimbursement for duvelisib research and development expenses.
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
9. Accrued Expenses
Accrued expenses consisted of the following:

	March 31, 2017	December 31, 2016
	(in thousands)
Accrued restructuring	$1,496	$6,920
Accrued compensation and benefits	3,485	5,445
Accrued drug manufacturing costs	292	311
Accrued clinical studies	2,960	7,054
Accrued preclinical studies	17	2
Other	1,144	1,276
Total accrued expenses	$9,394	$21,008
10. Commitments and Contingencies
We currently lease approximately 61,000 square feet of office space at 784 Memorial Drive, Cambridge, Massachusetts, under a lease agreement, or the Lease, with BHX, LLC, as trustee of 784 Realty Trust, or the Landlord.
784 Memorial Drive Lease Arrangement
On September 25, 2014, we entered into the Lease with the Landlord for the lease of office space at 784 Memorial Drive, Cambridge, Massachusetts. The term of the Lease commenced on November 1, 2014, or the Commencement Date, and expires on March 31, 2025. Pursuant to the Lease, on the Commencement Date we agreed to lease 61,000 square feet of the leased premises, which represents the entire building, the Leased Premises.
On March 27, 2017, we entered into an amendment, or the Lease Amendment, with the Landlord under which we and the Landlord agreed to the early termination of the Lease subject to the satisfaction of specified contingencies and payment of a termination payment, as described in more detail below.
Under the Lease Amendment, the Lease would terminate effective June 30, 2017, or the Early Termination Date, upon satisfaction of the following contingencies: (i) we receive from Landlord a notice, or the Landlord Notice, on or before May 8, 2017 that it had entered into a new lease or leases on or before May 1, 2017 with respect to 100% of the Leased Premises, or the Landlord Contingency, or that it has waived the Landlord Contingency; (ii) we provide notice to Landlord on or before May 8, 2017, or the Tenant Notice, that we received a qualifying consent from Landlord’s lender on or before May 1, 2017, or the Tenant Contingency, or that we have waived the Tenant Contingency; and (iii) our payment to Landlord of $5.0 million, or the Termination Payment, as described below.
The Termination Payment is payable in two installments as follows: (1) $4.5 million within five (5) calendar days after (i) the date on which we receive the Landlord Notice and (ii) the earlier of (A) the date on which we provide a Tenant Notice or (B) the date on which Tenant Contingency has been satisfied, and (2) $0.5 million on or before the Early Termination Date. Failure by us to timely pay the Termination Payment shall constitute an event of default under the Lease.
As of May 8, 2017, we did not receive the Landlord Notice and, therefore, the Lease Amendment is null and void, and the Lease shall remain in effect in accordance with its terms as they existed immediately prior to execution and delivery of the Lease Amendment.

We provided a security deposit to Landlord in the form of a letter of credit in the initial amount of $1.0 million, which was reduced by $0.5 million in April 2017 and may be reduced by up to an additional $250,000 over time in accordance with the terms of the Lease. The letter of credit plus the associated bank fee of $30,000 have been included in our accompanying condensed consolidated balance sheets as restricted cash. Of the total balance, $0.5 million was classified as short-term at March 31, 2017 based on the contractual release of restrictions. We have two consecutive rights to extend the term of the Lease for five years under each extension, provided that we provide notice to the Landlord no earlier than 18 months and no later than 12 months prior to the expiration of the Lease.
On the Commencement Date, building construction was initiated to suit our then-anticipated future needs. We were responsible for the construction project, including having responsibility to pay for a portion of the structural elements of the building and bearing the risk of cost overruns. As such, we were deemed the owner of the building for accounting purposes, and we recorded the building in our fixed asset balance, although legal ownerships remains with Landlord. Our balance sheet also reflects a financing obligation related to this building. Depreciation on the building and building improvements commenced in June 2015.
At March 31, 2017, future minimum payments under the Lease were approximately $17.6 million, which is comprised of $1.5 million for the remainder of 2017, $2.0 million for each of calendar years 2018 and 2019, $2.3 million for the calendar years 2020 and 2021, and $7.5 million through March 2025.
We divide our future payments under the Lease into a portion that is allocated to the financing obligation and a portion that is allocated to the land on which the building is located. The portion of the lease obligation allocated to the land is treated for accounting purposes as an operating lease which commenced in November 2014 and is recorded on a straight-line basis over the initial term of the Lease. Rent expense pertaining to the land was approximately $0.1 million for each of the three months period ended March 31, 2017 and March 31, 2016.
11. Restructuring Activities
In June 2016, we reported the top line data from DYNAMO, a registration-focused Phase 2 monotherapy study evaluating the efficacy and safety of duvelisib in patients with refractory indolent non-Hodgkin lymphoma, or iNHL. The study met its primary endpoint with an overall response rate of 46%, all of which were partial responses, among 129 patients with iNHL. As a result, we commenced the first of four strategic restructurings that were approved by our Board of Directors in order to preserve our resources as we determine future strategic plans. We undertook the second restructuring following the AbbVie Opt-Out and undertook the third and fourth restructurings in connection with progress on our strategic plans to divest duvelisib ultimately culminating with our entry into the Verastem Agreement. See Note 8 for additional detail on the AbbVie Opt-Out and the Verastem Agreement.
We reduced our employee headcount by approximately 75% compared to our employee headcount as of December 31, 2015 as a result of these four strategic restructurings. We have existing severance plans that outline contractual termination benefits. We recognized all contractual severance and benefits outlined in the plan when termination was probable and reasonably estimable in accordance with FASB Accounting Standards Codification Topic 712, Compensation - Nonretirement Postemployment Benefits, during 2016 at the time of each restructuring.
In addition to the employee related costs, during the year ended December 31, 2016, we recorded approximately $1.9 million of expense related to the write-off of prepaid expenses that were not expected to continue and other payments that were due as a result of early terminations.
During the year ended December 31, 2016, we also identified and recorded the impairment of approximately $0.4 million in furniture and fixtures and $0.8 million related to a facility lease that was terminated in 2016.
We continue to evaluate the Lease for the facility that we currently occupy. If we pursue and successfully restructure the Lease in 2017, we could potentially incur additional charges upon our exit from the space. Such potential future charges could include further impairments and lease exit payments related to the Leased Premises. At March 31, 2017, the accompanying condensed consolidated balance sheets reflect the 784 Memorial Drive building and accumulated construction costs, net of depreciation, of $21.8 million and a total financing obligation of approximately $19.5 million.

The following table summarizes the impact of the 2016 restructuring activities on our operating expenses and payments for the three months ended March 31, 2017 and the current liability remaining on our balance sheet as of March 31, 2017, in thousands:

	Amounts accrued at December 31, 2016	Charges incurred during the three months ended March 31, 2017	Amounts paid during the three months ended March 31, 2017	Less non-cash charges during the three months ended March 31, 2017	Amounts accrued at March 31, 2017
		(in thousands)
Employee severance, benefits and related costs for work force reduction	$6,892	$—	$5,168	$243	$1,481
Contract termination, prepaid expense write-offs and other related costs	28	15	28	—	15
Total restructuring	$6,920	$15	$5,196	$243	$1,496
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
The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. Some of the information contained in this discussion and analysis and set forth elsewhere in this report, including information with respect to our plans and strategy for our business, the possible achievement of development goals and milestones, our future development efforts, our collaborations, and our future operating results and financial position, includes forward-looking statements that involve risks and uncertainties. We often use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “seek,” “target,” “goal,” “potential,” “will,” “would,” “could,” “should,” “continue,” and other words and terms of similar meaning to help identify forward-looking statements, although not all forward-looking statements contain these identifying words. You also can identify these forward-looking statements by the fact that they do not relate strictly to historical or current facts. There are a number of important risks and uncertainties that could cause actual results or events to differ materially from those indicated by forward-looking statements made herein. These risks and uncertainties include those inherent in pharmaceutical research and development, such as adverse results in our drug discovery and clinical development activities, decisions made by the U.S. Food and Drug Administration, or FDA, and other regulatory authorities with respect to the development and commercialization of our product candidates, our ability to obtain, maintain and enforce intellectual property rights for our product candidates, our dependence on our alliance partners, competition, our ability to obtain any necessary financing to conduct our planned activities, our ability to implement our strategic plans, our ability to achieve cost-savings benefits from our restructuring and other risk factors described herein. We have included, and you should review, important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the section titled “Risk Factors” in Part II, that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this report. Unless required by law, we do not undertake any obligation to update any forward-looking statements.
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

Preclinical research has demonstrated that PI3K-gamma is highly expressed in tumor-associated macrophages and that blockade of PI3K-gamma signaling by treatment with IPI-549 results in a transcriptional reprogramming of macrophages. This reprogramming shifted macrophages in the tumor microenvironment from the M2, or pro-tumor, phenotype to the M1, or anti-tumor, phenotype. This shift increased the number and activity of anti-tumor T cells that attack the tumor and also increased the production of pro-inflammatory cytokines. Preclinical data from multiple solid tumor models demonstrated that IPI-549 was active as a monotherapy and that IPI-549 administered in combination with checkpoint inhibition led to enhanced activity compared to either treatment alone. Additionally, preclinical data demonstrated that M2 pro-tumor macrophages are associated with resistance to checkpoint inhibitor monotherapy and that treatment with IPI-549 in combination with checkpoint inhibitors is able to overcome this resistance by reprogramming macrophages from the M2 pro-tumor phenotype to the M1 anti-tumor phenotype. These preclinical data demonstrate that PI3K-gamma plays a key role in the immuno-suppressive tumor microenvironment and further elucidate the mechanism of action for IPI-549.
Based on our preclinical data, we are conducting a Phase 1/1b clinical study designed to determine the safety, recommended Phase 2 dose, and activity for IPI-549 both as a monotherapy and in combination with nivolumab, also known as Opdivo®. Nivolumab is an immune checkpoint inhibitor therapy commercialized by Bristol-Myers Squibb, or BMS, that targets a receptor in the human body called programmed death receptor 1, or PD-1. We have entered into a clinical supply agreement with BMS under which BMS agreed to provide nivolumab at no cost to us for use in our Phase 1/1b study of IPI-549. Under the agreement with BMS, we provide BMS with clinical data from the study.
Our Phase 1/1b study consists of four modules evaluating the safety, tolerability, pharmacokinetics, or PK, and pharmacodynamics, or PD, of IPI-549: Module 1 is a monotherapy dose-escalation phase; Module 2 is a combination therapy dose-escalation phase designed to evaluate IPI-549 in combination with the standard regimen of nivolumab; Module 3 is a monotherapy expansion phase; and Module 4 is a combination therapy expansion phase designed to evaluate IPI-549 in combination with the standard regimen of nivolumab in patients with specific cancers. Patient enrollment is complete in five Module 1 cohorts with doses of IPI-549 ranging from 10 mg once daily, or QD, to 40 mg QD and we have begun enrolling patients in the 60 mg QD cohort. We expect to complete enrollment in Module 1 in the first half of 2017. We initiated Module 2 in December 2016 based on PK and PD data from Module 1 that showed significant suppression of PI3K-gamma at 20 mg QD. Patient enrollment is complete in two Module 2 cohorts with 20 mg QD and 30 mg QD doses of IPI-549 in combination with the standard regimen of nivolumab.
On April 4, 2017, we reported updated clinical data from our Phase 1/1b study of IPI-549 in a poster session at the American Association for Cancer Research, or AACR, Annual Meeting 2017. Of the 15 evaluable patients from Module 1, preliminary data showed no dose-limiting toxicities or serious drug-related side effects and showed no side effects that led to treatment discontinuation or dose reduction. As of the March 20, 2017 data cutoff date, 6 of the 15 evaluable patients remained on treatment for at least 24 weeks, and three have remained on treatment for more than 32 weeks. Of the six evaluable patients from Module 2, all of whom are in the dose-escalation cohort evaluating IPI-549 20 mg QD in combination with nivolumab, preliminary data showed no dose-limiting toxicities or serious drug-related side effects and no side effects that led to treatment discontinuation. We are continuing to evaluate data from the dose-escalation cohort evaluating IPI-549 30 mg QD in combination with nivolumab.
If supported by data from the initial portion of the study, we expect to initiate the Phase 1b portion of the study, in the second half of 2017, which includes Module 3, the monotherapy dose-escalation phase, and Module 4, the combination dose-escalation phase. Module 3 does not exclude patients based on cancer type and is designed to evaluate IPI-549 as a monotherapy in a greater number of patients with a variety of advanced solid tumors as compared to Module 1. Module 4 is designed to evaluate IPI-549 in combination with nivolumab in patients with selected solid tumors, including non-small cell lung cancer, melanoma, and squamous cell carcinoma of the head and neck, whose tumors have shown initial resistance or subsequently have developed resistance to immune checkpoint therapy. We expect Module 4 to directly test whether IPI-549 is able to reverse resistance to checkpoint inhibitors as demonstrated in preclinical models.
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

Verastem
On October 29, 2016, we and Verastem Inc., or Verastem, entered into a license agreement, which we and Verastem amended and restated on November 1, 2016, effective as of October 29, 2016. We refer to the amended and restated license agreement as the Verastem Agreement. Under the Verastem Agreement, we granted to Verastem an exclusive worldwide license for the research, development, commercialization, and manufacture of duvelisib, an oral, dual inhibitor of the delta and gamma isoforms of phosphoinositide-3-kinase, or PI3K, and products containing duvelisib, which we refer to as the Licensed Products, in each case in oncology indications. Upon entry into the Verastem Agreement, Verastem assumed financial responsibility for activities that were part of our ongoing duvelisib program, including a randomized, Phase 3 monotherapy clinical study in patients with relapsed/refractory chronic lymphocytic leukemia, which we refer to as the DUO Study. Verastem is obligated to use diligent efforts, as defined in the Verastem Agreement, to develop and commercialize one Licensed Product. During the term of the Verastem Agreement, we have agreed not to research, develop, manufacture or commercialize duvelisib in any indication in humans or animals.
Under the Verastem Agreement, we have financial responsibility for up to $4.5 million of costs related to the shutdown of certain specified clinical studies. We have incurred the $4.5 million maximum for clinical study shutdown costs through March 31, 2017. Following a short transition period, Verastem has assumed all financial and operational responsibility for the duvelisib program except for the clinical shutdown costs and certain clinical close-out activities that we agreed to retain. Verastem will reimburse us for costs incurred by us during the transition period, and certain prepaid expenses associated with the clinical studies assumed by Verastem.
Pursuant to the terms of the Verastem Agreement, Verastem is required to make the following payments to us in cash or, at Verastem’s election, in whole or in part, in shares of Verastem common stock: (i) $6.0 million upon the completion of the DUO Study if the results of the DUO Study meet certain pre-specified criteria and (ii) $22.0 million upon the approval for a Licensed Product of a new drug application, or NDA, in the United States or an application for marketing authorization with a regulatory authority outside of the United States. For any portion of any of the foregoing payments which Verastem elects to issue in shares of common stock in lieu of cash, the number of shares of Verastem common stock to be issued would be determined by multiplying (1) 1.025 by (2) the number of shares of common stock equal to (a) the amount of the payment to be paid in shares of common stock divided by (b) the average closing price of a share of common stock as quoted on NASDAQ for a twenty day period following the public announcement of the applicable event. The shares of common stock would be issued as unregistered securities, and Verastem would have an obligation to promptly file a registration statement with the Securities and Exchange Commission, or SEC, to register such shares for resale. Any issuance of shares would be subject to the satisfaction of standard closing conditions, including that all material authorizations, consents, and similar approvals necessary for such issuance shall have been obtained.
Verastem is also obligated to pay us royalties on worldwide net sales of Licensed Products ranging from the mid-single digits to the high-single digits. The royalty obligation will continue on a product-by-product and country-by-country basis until the latest to occur of (i) the last-to-expire patent right covering the applicable Licensed Product in the applicable country, (ii) the last-to-expire patent right covering the manufacture of the applicable Licensed Product in the country of manufacture of such Licensed Product, (iii) the expiration of non-patent regulatory exclusivity for such Licensed Product in the applicable country and (iv) ten years following the first commercial sale of a Licensed Product in the applicable country, provided that upon the expiration of the last-to-expire patent right covering the Licensed Product in the United States, the applicable royalty on net sales for such Licensed Product in the United States will be reduced by 50%. The royalties are also subject to reduction by 50% of certain third-party royalty payments or patent litigation damages or settlements which might be required to be paid by Verastem if litigation were to arise, with any such reductions capped at 50% of the amounts otherwise payable during the applicable royalty payment period.

In addition to the foregoing, Verastem is obligated to pay us a royalty of 4% on worldwide net sales of Licensed Products to cover the reimbursement of research and development costs owed by us to Mundipharma International Corporation Limited, or Mundipharma, and Purdue Pharmaceutical Products L.P., or Purdue. We refer to this royalty obligation as the Trailing Mundipharma Royalties. Once we have fully reimbursed Mundipharma and Purdue, the Trailing Mundipharma Royalties will be reduced to 1% of net sales in the United States. The Trailing Mundipharma Royalties are payable on a product-by-product basis until the latest to occur of (i) the last-to-expire patent right covering the applicable Licensed Product in the United States, (ii) the last-to-expire patent right covering the manufacture of the applicable Licensed Product in the country of manufacture of such Licensed Product, (iii) the expiration of non-patent regulatory exclusivity for such Licensed Product in the United States and (iv) ten years following the first commercial sale of such Licensed Product in the United States, provided that, upon the expiration of the last-to-expire patent right covering a Licensed Product in the United States, the applicable royalty on net sales for such Licensed Product in the United States will be reduced by 50%. In addition, the Trailing Mundipharma Royalties are subject to reduction by 50% of certain third-party royalty payments or patent litigation damages or settlements which might be required to be paid by Verastem if litigation were to arise, with any such reductions capped at 50% of the amounts otherwise payable during the applicable royalty payment period.
The Verastem Agreement expires when each party no longer has any obligations to the other party under the Verastem Agreement. Verastem has the right to terminate the Verastem Agreement upon at least 180 days’ prior written notice to us at any time following the earlier of (i) Verastem’s decision to discontinue the DUO Study under certain circumstances as specified in the Verastem Agreement and (ii) the determination of whether the DUO Study has met its pre-specified primary endpoint. Either party may terminate the Verastem Agreement if the other party materially breaches or defaults in the performance of its obligations. If we terminate the Verastem Agreement for Verastem’s material breach, patent challenge, or insolvency, or if Verastem terminates for convenience, then, at our request and subject to our execution of a waiver of certain types of damages, Verastem will transition the duvelisib program back to us at Verastem’s cost. If Verastem terminates for our breach or insolvency, Verastem will effect a more limited transition of the duvelisib program to us at our request and cost, subject to our execution of a waiver of certain types of damages, and we will thereafter pay to Verastem a low single-digit royalty on net sales of Licensed Products.
We and Verastem have made customary representations and warranties and have agreed to certain customary covenants, including confidentiality and indemnification.
AbbVie
On September 2, 2014, we entered into a collaboration and license agreement with AbbVie Inc., or AbbVie, which we refer to as the AbbVie Agreement. Under the AbbVie Agreement, we and AbbVie agreed to develop and commercialize in oncology indications products containing duvelisib. We refer to products containing duvelisib as Duvelisib Products. IPI-549 was excluded from the collaboration. On June 24, 2016, AbbVie delivered to us a written notice that AbbVie was exercising its right to terminate the AbbVie Agreement unilaterally upon 90 days’ written notice, which we refer to as the AbbVie Opt-Out. The termination of the AbbVie agreement was effective on September 23, 2016.
The AbbVie Opt-Out was irrevocable, and we had no obligation to continue to provide AbbVie any services related to Duvelisib Products after June 24, 2016. We recorded the remaining amounts already received from AbbVie and allocated to development and committee services as a gain during the second half of 2016, reflecting the fact that we were no longer obligated to provide any such services and had no obligation to refund any of the payments received to date.
Under the terms of the AbbVie Agreement, we and AbbVie agreed to share equally commercial profits or losses of Duvelisib Products in the United States, and AbbVie agreed to pay us tiered royalties on net sales of Duvelisib Products outside the United States.
We and AbbVie shared oversight of development and agreed to use diligent efforts, as defined in the AbbVie Agreement, to carry out our development activities under an agreed upon development plan. We had primary responsibility for the conduct of development of Duvelisib Products, and had the initial responsibility to manufacture Duvelisib Products. AbbVie had responsibility for the conduct of certain contemplated combination clinical studies, which we refer to as the AbbVie Studies. Excluding the AbbVie Studies, we were responsible for all costs to develop and manufacture Duvelisib Products up to a maximum amount of $667 million. The development and manufacturing costs for the AbbVie Studies were shared equally.
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
On September 23, 2016, the effective date of the AbbVie Agreement termination, we received all rights to the regulatory filings related to duvelisib, our license to AbbVie terminated, and AbbVie granted us an exclusive, perpetual, irrevocable, royalty-free license, under certain patent rights and know-how controlled by AbbVie, to develop, manufacture and commercialize products containing duvelisib, excluding any compound which is covered by patent rights controlled by AbbVie or its affiliates, in oncology indications worldwide.
Neither party has any ongoing financial obligation to the other party under the AbbVie Agreement.
Takeda
In July 2010, we entered into a development and license agreement with Intellikine, Inc., or Intellikine, under which we obtained rights to discover, develop and commercialize pharmaceutical products targeting the delta and/or gamma isoforms of PI3K, including duvelisib and IPI-549. In January 2012, Intellikine was acquired by Takeda Pharmaceuticals Company Limited acting through its Millennium business unit. We refer to our PI3K inhibitor program licensor as Takeda. In December 2012, we amended and restated our development and license agreement with Takeda and further amended the agreement in July 2014 and September 2016. We refer to the amended and restated development and license agreement, as amended, as the Takeda Agreement.
Under the terms of the Takeda Agreement, we are obligated to pay Takeda an aggregate of up to $5.0 million in success-based milestone payments for the development of a product candidate other than duvelisib, which could include IPI-549. We are also obligated to pay Takeda up to an aggregate of $165 million in remaining success-based milestone payments related to the approval and commercialization of one product candidate other than duvelisib, which could be IPI-549.
Under the September 2016 amendment to the Takeda Agreement, and in connection with our entry into the Verastem Agreement, we are no longer obligated to pay Takeda any remaining milestone payments for the development, approval or commercialization of duvelisib. In return, we are obligated to pay Takeda 50% of all revenue arising from certain qualifying transactions for duvelisib, including those under the Verastem Agreement, subject to certain exceptions including revenue we receive as reimbursement for duvelisib research and development expenses.
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

Financial Overview
Revenue
To date, all our revenue has been generated under research collaboration agreements, and all our revenue during 2016 was derived from our former strategic alliance with AbbVie. The terms of these research collaboration agreements may include payment to us of upfront license fees, funding or reimbursement of research and development efforts, milestone payments if specified objectives are achieved, and/or royalties on product sales. We evaluate all deliverables within an arrangement to determine whether or not they provide value on a stand-alone basis. Based on this evaluation, the deliverables are separated into units of accounting. For each unit of accounting identified within an arrangement, we determine the period over which the performance obligation occurs. Revenue is then recognized using the proportional performance method if the level of effort to complete the performance obligations under an arrangement can be reasonably estimated. We recognize revenue based upon our best estimate of the selling price for each element when there is no other means to determine the fair value of that item and allocate the consideration based on the relative values. The process for determining the best estimate of the selling price involves significant judgment and estimates.
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
General and Administrative Expense
General and administrative expense primarily consists of compensation of personnel in executive, finance, accounting, legal and intellectual property, information technology infrastructure, corporate communications, corporate development and human resources. Other costs include facilities costs not otherwise included in research and development expense and professional fees for legal and accounting services.
Other Income and Expense
Interest and investment income typically consists of interest earned on cash, cash equivalents and available-for-sale securities, net of interest expense. Interest expense is currently related to the 784 Memorial Drive lease (see Note 10).
Critical Accounting Policies and Significant Judgments and Estimates
The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to accrued expenses, assumptions in the valuation of stock-based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.
There have been no material changes to our critical accounting policies, other than as noted below under “New and Recently Adopted Accounting Pronouncements,” during the three months ended March 31, 2017. Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2016 for a discussion of our critical accounting policies and significant judgments and estimates.
New and Recently Adopted Accounting Pronouncements
See Note 3 to our condensed consolidated financial statements included in Item 1, “Unaudited Condensed Consolidated Financial Statements,” of this Form 10-Q for a description of new and recently adopted accounting pronouncements applicable to our business.
Results of Operations
The following table summarizes our results of operations for each of the three months ended March 31, 2017 and 2016, together with the change in these items in dollars and as a percentage:

	Three Months Ended March 31,		$ Change	% Change
	2017	2016
	(in thousands)
Collaboration revenue	$—	$9,256	$(9,256)	(100)%
Research and development expense	(4,039)	(39,188)	35,149	(90)%
General and administrative expense	(6,437)	(10,836)	4,399	(41)%
Interest expense	(302)	(309)	7	(2)%
Investment and other income	303	413	(110)	(27)%
Collaboration Revenue
Collaboration revenue for the three months ended March 31, 2016 relates to research and development revenue from the AbbVie Agreement. Revenue related to development services and committee services related to the AbbVie Agreement was recognized using the proportionate performance method as services were provided through the AbbVie Opt-Out on June 24, 2016. Due to the AbbVie Opt-Out, we did not recognize any revenue in the three months ended March 31, 2017.

Research and Development Expense
The $35.1 million decrease in research and development expense for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was primarily due to a decrease of $20.5 million related to clinical and development expenses for duvelisib. In addition, compensation expense decreased by approximately $9.8 million, primarily attributable to the restructuring activities in 2016. Further information regarding restructuring activities is described below under the heading “Liquidity and Capital Resources—Organizational Restructuring.”
We began to track and accumulate expenses by major program starting on January 1, 2006. These expenses primarily relate to payroll and related expenses for personnel working on our programs, process development and manufacturing, preclinical toxicology studies, clinical trial costs and allocated costs of facilities. During the three months ended March 31, 2017 and 2016, and from January 1, 2006 through March 31, 2017, we estimate that we incurred the following expenses by program:

Program	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	January 1, 2006 to March 31, 2017
	(in millions)
PI3K inhibitor (1)	$3.9	$38.0	$592.8
Hsp90 inhibitor	—	—	137.8
Hedgehog pathway inhibitor	—	—	164.1

(1)	Includes both duvelisib and IPI-549.
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

General and Administrative Expense
The $4.4 million decrease in general and administrative expense for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was primarily attributable to a decrease of $2.4 million in compensation due to restructuring activities in 2016 and a decrease of $0.9 million related to early duvelisib commercial activities. Further information regarding restructuring activities is described below under the heading “Liquidity and Capital Resources—Organizational Restructuring.”
Interest Expense
Interest expense for the three months ended March 31, 2017 and March 31, 2016 was due to the financing obligation related to our 784 Memorial Drive lease (see Note 10).
Investment and Other Income
Investment and other income decreased in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 primarily as a result of a lower average balance of our cash equivalents and available-for-sale securities.
Liquidity and Capital Resources
We have not generated any revenue from product sales to date, and we do not expect to generate any such revenue for the foreseeable future, if at all. We have instead relied on the proceeds from sales of equity securities, debt, interest on investments, up-front license fees, expense reimbursement, and milestones and cost sharing under our collaborations to fund our operations. Because our product candidate is in clinical development, and the outcome of this effort is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidate or whether, or when, we may achieve profitability.
Our significant capital resources are as follows:

	March 31, 2017	December 31, 2016
	(in thousands)
Cash, cash equivalents and available-for-sale securities	$75,429	$92,064
Working capital	69,734	77,797

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Cash provided by (used in):
Operating activities	$(17,175)	$(51,873)
Investing activities	18,000	(22,483)
Capital expenditures (included in investing activities above)	—	(270)
Financing activities	544	(59)
Cash Flows
For the three months ended March 31, 2017 compared to the three months ended March 31, 2016, our cash used in operating activities decreased primarily due to lower research and development expenses following the license of duvelisib to Verastem. Our cash used in operating activities during the three months ended March 31, 2017 included $5.2 million of payments for restructuring activities incurred in 2016. Our cash used in operating activities in future periods may vary significantly.
Net cash from investing activities for the three months ended March 31, 2017 included proceeds of $18.0 million from maturities of available-for-sale securities.
Net cash from financing activities for the three months ended March 31, 2017 included the release of approximately $0.7 million of restricted cash related to the termination of our lease at 780/790 Memorial Drive, Cambridge, Massachusetts, which was partially offset by $0.1 million of payments on the financing obligation related to our 784 Memorial Drive lease (see Note 10).

At-the-Market Facility
In May 2016, we entered into an at-the-market sales agreement, or Sales Agreement, with Cantor Fitzgerald & Co., or Cantor Fitzgerald, as agent, pursuant to which we may from time to time, at our option, offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million through Cantor Fitzgerald, acting as our sales agent. Cantor Fitzgerald will be entitled to a commission of up to 3.0% of the gross proceeds from sales of shares of our common stock under the Sales Agreement. Sales of shares of our common stock under the Sales Agreement may be made by any method permitted by law that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act of 1933. We may also authorize Cantor Fitzgerald to sell shares in negotiated transactions. As of March 31, 2017, we had not used the at-the-market facility. We have no obligation to sell shares of our common stock and cannot provide any assurances that we will issue any shares pursuant to the Sales Agreement. We may also suspend the offering of shares of our common stock upon notice and subject to other conditions.
Organizational Restructuring
In June 2016, we reported the top line data from DYNAMO, a registration-focused Phase 2 monotherapy study evaluating the efficacy and safety of duvelisib in patients with refractory indolent non-Hodgkin lymphoma, or iNHL. The study met its primary endpoint with an overall response rate of 46%, all of which were partial responses, among 129 patients with iNHL. As a result, we commenced the first of four strategic restructurings that were approved by our Board of Directors in order to preserve our resources as we determine future strategic plans. We undertook the second restructuring following the AbbVie Opt-Out and undertook the third and fourth restructurings in connection with progress on our strategic plans to divest duvelisib ultimately culminating with our entry into the Verastem Agreement. See Note 8 for additional detail on the AbbVie Opt-Out and the Verastem Agreement.
We reduced our employee headcount by approximately 75% compared to our employee headcount as of December 31, 2015 as a result of these four strategic restructurings. We have existing severance plans which outline contractual termination benefits. We recognized all contractual severance and benefits outlined in the plan when termination was probable and reasonably estimable in accordance with FASB Accounting Standards Codification Topic 712, Compensation - Nonretirement Postemployment Benefits, during 2016 at the time of each restructuring.
In addition to the employee related costs, during the year ended December 31, 2016, we recorded approximately $1.9 million of expense related to the write-off of prepaid expenses that were not expected to continue and other payments that were due as a result of early terminations.
During the year ended December 31, 2016, we also identified and recorded the impairment of approximately $0.4 million in furniture and fixtures and $0.8 million related to a facility lease that was terminated in 2016.
We continue to evaluate the lease for the facility that we currently occupy. If we pursue and successfully restructure the 784 Memorial Drive facility lease (see Note 10) in 2017, we could potentially incur additional charges upon our exit from the space. Such potential future charges could include further impairments and lease exit payments related to our office space at 784 Memorial Drive in Cambridge, Massachusetts. At March 31, 2017, the accompanying condensed consolidated balance sheets reflect the 784 Memorial Drive building and accumulated construction costs, net of depreciation, of $21.8 million and a total financing obligation of approximately $19.5 million.
The following table summarizes the impact of the 2016 restructuring activities on our operating expenses and payments for the three months ended March 31, 2017 and the current liability remaining on our balance sheet as of March 31, 2017, in thousands:

	Amounts accrued at December 31, 2016	Charges incurred during the three months ended March 31, 2017	Amounts paid during the three months ended March 31, 2017	Less non-cash charges during the three months ended March 31, 2017	Amounts accrued at March 31, 2017
		(in thousands)
Employee severance, benefits and related costs for work force reduction	$6,892	$—	$5,168	$243	$1,481
Contract termination, prepaid expense write-offs and other related costs	28	15	28	—	15
Total restructuring	$6,920	$15	$5,196	$243	$1,496

During the year ended December 31, 2016, we recorded $21.2 million of expense related to restructuring activities of which $13.6 million is recorded in research and development expense and $7.6 million is recorded in general and administrative expense. We are obligated to continue to pay the remaining amounts accrued through the third quarter of 2017.
Operating Capital Requirements
As of March 31, 2017, we had cash and cash equivalents of $75.4 million. Excluding the potential $6.0 million and $22.0 million contingent payments in cash or stock from Verastem, we believe that our current cash and cash equivalents will be adequate to satisfy our capital needs into the first quarter of 2019 based on our operational plans, which do not include duvelisib expenses going forward. Our operational plans also include lower 2017 monthly cash burn as a result of the 2016 restructuring activities (see Note 11 and “Organizational Restructuring”).
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

•
our ability to realize the planned cost savings benefits of the restructuring activities we effected in 2016, which included a significant reduction in our workforce, in order to preserve capital to support the development of IPI-549;

•	the cost or quantity required of comparator or combination drugs used in clinical studies increases;

•	the timing of obtaining, and the costs involved in pursuing, regulatory approvals for IPI-549;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;

•	any breach, acceleration event or event of default under any agreements with third parties;

•	the outcome of any lawsuits that could be brought against us;

•	the cost of acquiring raw materials for, and of manufacturing, our product candidates; and

•	a loss in our investments due to general market conditions or other reasons.
We may seek additional funds through arrangements with collaborators or other third parties, or through project financing. These arrangements would generally require us to relinquish or encumber rights to some of our technologies or product candidates, and we may not be able to enter into such agreements on acceptable terms, if at all. We may also seek additional funding through public or private financings of equity or debt securities. However, such financing may not be available on acceptable terms, if at all. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders, increased fixed payment obligations and the existence of securities with rights that may be senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any of these events could significantly harm our business, financial condition and prospects. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of our development programs or to scale back, suspend or terminate our business operations.
Further, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.

Contractual Obligations and Off-Balance Sheet Arrangements
Since inception, we have not engaged in any off-balance sheet financing activities, including the use of structured finance, special purpose entities or variable interest entities.
There have been no material changes to our contractual obligations during the three months ended March 31, 2017.
Under the Takeda Agreement, we are obligated to pay to Takeda up to $5.0 million in remaining success-based milestone payments for the development of a product candidate other than duvelisib, which could include IPI-549, and up to an aggregate of $165 million in success-based milestone payments for the approval and commercialization of a product candidate other than duvelisib, which could include IPI-549. Because the achievement of these milestones had not occurred as of March 31, 2017, such contingencies have not been recorded in our financial statements.
Under the terms of the our agreement with Mundipharma and Purdue, we are obligated to pay Mundipharma and Purdue a 4% royalty in the aggregate, subject to reduction as described below, on worldwide net sales of products that were covered by the alliance until such time as they have recovered approximately $260 million, representing the research and development funding paid for research and development services performed by us through the termination of the strategic alliance. After this cost recovery, our royalty obligations to Mundipharma and Purdue will be reduced to a 1% royalty on net sales in the United States of products that were previously subject to the strategic alliance. All payments are contingent upon the successful commercialization of products that were subject to the alliance, which products require significant further development. As such, there is significant uncertainty about whether any such products will ever be approved or commercialized. If no products are commercialized, no payments will be due by us to Mundipharma and Purdue; therefore, such contingencies have not been recorded in our financial statements.
Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2016 for a discussion of our judgments and estimates.
Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones, which may not be achieved.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since a significant portion of our investments are in money market funds. We do not enter into investments for trading or speculative purposes. Our cash is deposited in and invested through highly rated financial institutions in the United States. Our marketable securities are subject to interest rate risk and will fall in value if market interest rates increase.
A hypothetical 100 basis point increase in interest rates would not result in a change in the fair value of our investments as of March 31, 2017, as compared to an approximate $25,000 decrease as of December 31, 2016.

Item 4.	Controls and Procedures
Our management, with the participation of our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our principal executive and financial officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1A.	Risk Factors
You should carefully consider the following risk factors, in addition to other information included in this quarterly report on Form 10-Q, in evaluating Infinity and our business. If any of the following risks occur, our business, financial condition, operating results and strategic plans could be materially adversely affected. These risk factors restate and supersede the risk factors set forth under the heading “Risk Factors” in our annual report on Form 10-K for the fiscal year ended December 31, 2016.
Risks Related to Our Financial Position and Need for Additional Capital
We have a history of operating losses, expect to incur significant and increasing operating losses in the future, and may never become profitable, or if we become profitable, we may not remain profitable.
We have a limited operating history for you to evaluate our business. We have no approved products and have generated no product revenue from sales. We have primarily incurred operating losses. As of March 31, 2017, we had an accumulated deficit of $636.2 million. We expect to continue to spend significant resources to fund IPI-549, our selective inhibitor of phosphoinositide-3-kinase, or PI3K, gamma. While we may have net income in some periods as the result of non-recurring collaboration revenue, we expect to incur substantial operating losses over the next several years as our clinical trial and drug manufacturing activities continue. In addition, if we proceed to seek and possibly obtain regulatory approval of IPI-549, we would expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. As a result, we expect that our accumulated deficit would also increase significantly.
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

 We will need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate the development of IPI-549 or future efforts to commercialize IPI-549.
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time consuming, expensive and uncertain process that takes years to complete. We will need substantial additional funds to support our planned operations. In the absence of additional funding or business development activities, we believe that our existing cash and cash equivalents at March 31, 2017 will be adequate to satisfy our capital needs into the first quarter of 2019 based on our operating plans.
Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate. Our future funding requirements, both short-term and long-term, will depend on many factors, including, but not limited to:

•	the scope, progress, results and costs of developing IPI-549, currently in clinical development;

•
our ability to realize the planned cost savings benefits of strategic restructurings we effected in 2016, which included a significant reduction in our workforce, in order to preserve capital to support the development of IPI-549;

•	our ability to secure alternative leasing or subleasing arrangements for our current lease and to achieve related cost savings;

•	the timing of, and the costs involved in, obtaining regulatory approvals for IPI-549;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;

•	any breach, acceleration event or event of default under any agreements with third parties;

•	the outcome of any lawsuits that could be brought against us;

•	the cost of acquiring raw materials for, and of manufacturing, our product candidates is higher than anticipated;

•	the cost or quantity required of comparator drugs used in clinical studies increases; and

•	a loss in our investments due to general market conditions or other reasons.
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
To date, we have not obtained approval from the FDA or any foreign regulatory authority to market or sell any of our product candidates. Any product candidates that we seek to advance will be subject to extensive governmental regulations relating to development, clinical trials, manufacturing and commercialization. Rigorous preclinical testing, testing in clinical trials, and an extensive regulatory approval process are required in the United States and in many foreign jurisdictions prior to the commercial sale of medicinal products like our product candidates.
For example, we are evaluating IPI-549, our only product candidate, in clinical development. If our Phase 1/1b clinical trial of IPI-549 is successful, we will need to conduct further clinical trials and will need to apply for regulatory approval before we may market or sell any products based on IPI-549. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that IPI-549 will not obtain marketing approval. Even if IPI-549 has a beneficial effect, that effect may not be detected during clinical evaluation as a result of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials. Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of IPI-549 that is greater than the actual positive effect, if any. Similarly, in our clinical trials we may fail to detect toxicity of or intolerability caused by IPI-549, or mistakenly believe that IPI-549 is toxic or not well tolerated when that is not in fact the case.

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

•
the number of patients required for clinical trials of IPI-549 may be larger than we, or any collaborators, anticipate; patient enrollment in these clinical trials may be slower than we, or any collaborators, anticipate; or participants may drop out of these clinical trials at a higher rate than we, or any collaborators, anticipate;

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
We have never obtained marketing approval for a product candidate. It is possible that the FDA may refuse to accept for substantive review any new drug applications, or NDAs, that we submit for IPI-549 or may conclude after review of our data that our application is insufficient to obtain marketing approval of IPI-549. If the FDA does not accept or approve our NDAs for IPI-549, it may require that we conduct additional clinical trials, preclinical studies or manufacturing validation studies and submit that data before it will reconsider our applications. Depending on the extent of these or any other FDA-required trials or studies, approval of any application that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional trials or studies, if performed and completed, may not be considered sufficient by the FDA to approve our NDAs.
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
In addition, supplemental clinical trials that may be conducted on a drug following its initial approval may produce findings that are inconsistent with the trial results previously submitted to regulatory authorities. As a result, regulatory authorities may revoke their approvals, or we may be required to conduct additional clinical trials, make changes in labeling of IPI-549 (including a “black box” warning or a contraindication) or the manner in which it is administered, reformulate IPI-549 or make changes to and obtain new approvals for our and our suppliers’ manufacturing facilities. We also might have to withdraw or recall IPI-549 from the marketplace, and regulators might seize IPI-549. We might be subject to fines, injunctions, or the imposition of civil or criminal penalties. Any safety concerns with respect to IPI-549 may also result in a significant drop in the potential sales of IPI-549, damage to our reputation in the marketplace, or result in our and our collaborators’ becoming subject to lawsuits, including class actions. Any of these results could decrease or prevent any sales of our approved product or substantially increase the costs and expenses of commercializing and marketing our product and could negatively impact our stock price.
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
The FDA and other regulatory agencies continue to review products even after they receive initial approval. If we receive approval to commercialize any product candidates, the manufacturing, marketing and sale of these drugs will be subject to continuing regulation, including compliance with quality systems regulations, the FDA’s current good manufacturing practices, or cGMPs, adverse event requirements and prohibitions on promoting a product for unapproved uses. Enforcement actions resulting from our failure to comply with government and regulatory requirements could result in fines, suspension of approvals, withdrawal of approvals, product recalls, product seizures, mandatory operating restrictions, criminal prosecution, civil penalties and other actions that could impair the manufacturing, marketing and sale of any product candidates and our ability to conduct our business.
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
IPI-549 is an inhibitor of the gamma isophorm of PI3K, and we believe it is the only PI3K-gamma selective inhibitor in clinical development. However, there are many competitors developing or commercializing therapies targeting macrophage biology, including the following competitors, which we believe to be conducting clinical studies of product candidates targeting one or more aspects of macrophage biology: Incyte Corporation (through its collaboration with Calithera Inc.), Five Prime Therapeutics, Inc., Plexxikon Inc., Eli Lilly and Company, Amgen Inc., F. Hoffmann-La Roche Ltd, Forty Seven Inc., Celgene Corporation, Trillium Therapeutics Inc., Pfizer, XBiotech, Inc., AbbVie Inc., Takeda Pharmaceuticals, International, Inc., Novartis AG, Efranat Ltd., Seattle Genetics, Inc., Apexigen Inc., X4 Pharmaceuticals, Inc., and Alligator Bioscience AB.
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
We face exposure to significant product liability or other claims if IPI-549 is alleged to have caused harm. These risks are inherent in the testing, manufacturing and marketing of human medicinal products. Although we do not currently commercialize any products, claims could be made against us based on the use of IPI-549 or duvelisib, an oral, dual inhibitor of the delta and gamma isoforms of PI3K, in clinical trials. We currently have clinical trial insurance and will seek to obtain product liability insurance prior to the commercial launch of IPI-549. Our insurance may not, however, provide adequate coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to maintain current amounts of insurance coverage or obtain additional or sufficient insurance at a reasonable cost. If we are sued for any injury caused by IPI-549, our liability could exceed our insurance coverage and our total assets, and we would need to divert management attention to our defense. Claims against us, regardless of their merit or potential outcome, may also generate negative publicity or hurt our ability to recruit investigators and patients to our clinical trials, obtain physician acceptance of IPI-549, or expand our business.
Risks Related to Our Dependence on Third Parties
If a collaborator terminates or fails to perform its obligations under agreements with us, the development and commercialization of our product candidates could be delayed or terminated.
In October 2016, we entered into an exclusive license agreement with Verastem Inc., or Verastem, to develop and commercialize products based on duvelisib. We refer to this agreement as the Verastem Agreement. We may in the future seek other third-party collaborators. The success of a strategic alliance with any partner is largely dependent on the resources, efforts, technology and skills brought to such alliance by such partner. The benefits of such alliances will be reduced or eliminated if any such partner:

•	does not or cannot devote the necessary resources to the development, marketing and distribution of such product or products;

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
If such partner were to terminate its arrangements with us, as was the case with AbbVie Inc., or AbbVie, or breach such arrangements, or fail to maintain the financial resources necessary to continue financing its portion of development, manufacturing, and commercialization costs, as applicable, we may not have the financial resources or capabilities necessary to continue development and commercialization of the product candidate on our own. Consequently, the development and commercialization of the affected product candidate could be delayed, curtailed or terminated, and we may find it difficult to attract a new collaborator for such product candidate. For example, as a result of AbbVie’s termination of our strategic collaboration, we are not entitled to receive payments for any milestone that was not achieved prior to AbbVie’s delivery to us of its termination notice, and neither party has any financial obligation to the other, other than pursuant to the wind-down plan.

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
We are party to several license agreements under which we license patent rights and other intellectual property related to our business, including an amended and restated development and license agreement, or the Takeda Agreement, with Takeda Pharmaceuticals Company Limited, or Takeda, under which we obtained rights to discover, develop and commercialize pharmaceutical products targeting the delta and/or gamma isoforms of PI3K, including IPI-549 and duvelisib. We may enter into additional license agreements in the future. Our license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with our obligations under these licenses, our licensors may have the right to terminate these license agreements, in which event we might not be able to market IPI-549 that is covered by these agreements, or our licensors may convert the license to a non-exclusive license, which could adversely affect the value of IPI-549 being developed under the license agreement. Termination of these license agreements or reduction or elimination of our licensed rights may also result in our having to negotiate new or reinstated licenses with less favorable terms. If we fail to use diligent efforts to develop and commercialize products licensed under the Takeda Agreement, for example, or if Verastem materially breaches the Verastem Agreement, we could lose our license rights under the Takeda Agreement, including rights to IPI-549.
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
The FDA and other agencies, including the Department of Justice, or the DOJ, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and DOJ impose stringent restrictions on manufacturers’ communications regarding off-label use and if we do not market our products for their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the FDCA and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations and enforcement actions alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.
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
For example, in March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or the ACA. Among the provisions of the ACA of potential importance to our business and IPI-549 are the following:

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

•	established the Center for Medicare and Medicaid Innovation within the Center for Medicare and Medicaid Services to test innovative payment and service delivery models.
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
In addition, with the new Administration and Congress, there may be additional legislative changes, including repeal and replacement of certain provisions of the ACA. It remains to be seen, however, precisely what the new legislation will provide, when it will be enacted and what impact it will have on the availability of healthcare and containing or lowering the cost of healthcare. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop or commercialize product candidates. For example, the President and congressional leaders have expressed interest in repealing certain ACA provisions and replacing them with alternatives that may be less costly and provide state Medicaid programs and private health plans more flexibility. It is possible that these repeal and replacement initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits. The scope of potential future legislation to repeal and replace ACA provisions is highly uncertain in many respects, and it is possible that some of the ACA provisions that generally are not favorable for the research-based pharmaceutical industry could also be repealed along with ACA coverage expansion provisions.
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

•	the failure of IPI-549, if approved, to achieve commercial success;

•	the results of clinical trials conducted by others on drugs that would compete with IPI-549;

•	the regulatory approval of drugs that would compete with IPI-549;

•	issues in manufacturing IPI-549;

•	the loss of executive officers or other key employees;

•	changes in estimates or recommendations, or publication of inaccurate or unfavorable research about our business, by securities analysts who cover our common stock;

•	future financings through the issuance of equity or debt securities or otherwise;

•	healthcare reform measures, including changes in the structure of healthcare payment systems;

•	our cash position and period-to-period fluctuations in our financial results; and

•	general and industry-specific economic and/or capital market conditions.
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
Our common stock is currently listed for quotation on the NASDAQ Global Select Market. We are required to meet specified requirements in order to maintain our listing on the NASDAQ Global Select Market, including, among other things, a minimum bid price of $1.00 per share. Our bid price has been below $4.00 per share since June 2016. If our bid price falls below $1.00 per share for 30 consecutive business days, we will receive a deficiency notice from NASDAQ advising us that we have 180 days to regain compliance by maintaining a minimum bid price of at least $1.00 for a minimum of ten consecutive business days. Under certain circumstances, NASDAQ could require that the minimum bid price exceed $1.00 for more than ten consecutive days before determining that a company complies.
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
To our knowledge, based on the number of shares of our common stock outstanding on April 28, 2017, stockholders beneficially owning 5% or more of our common stock, as well as our executive officers, directors, and their respective affiliates, beneficially owned in the aggregate approximately 47% of our common stock. These stockholders have the ability to influence our company through this ownership position. For example, as a result of this concentration of ownership, these stockholders, if acting together, may have the ability to affect the outcome of matters submitted to our stockholders for approval, including the election and removal of directors, changes to our equity compensation plans and any merger or similar transaction. This concentration of ownership may, therefore, harm the market price of our common stock by:

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
As of March 31, 2017, we had $75.4 million in cash and cash equivalents. We historically have invested these amounts in money market funds, corporate obligations, U.S. government-sponsored enterprise obligations, U.S. Treasury securities and mortgage-backed securities meeting the criteria of our investment policy, which prioritizes the preservation of our capital. Corporate obligations may include obligations issued by corporations in countries other than the United States, including some issues that have not been guaranteed by governments and government agencies. Our investments are subject to general credit, liquidity, market and interest rate risks and instability in the global financial markets. We may realize losses in the fair value of these investments or a complete loss of these investments. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio may have a material adverse effect on our financial results and the availability of cash to fund our operations.
Item 5.         Other Information
On March 27, 2017, we and BHX, LLC, as trustee of 784 Realty Trust, or Landlord, entered into an amendment, or the Lease Amendment, to our lease dated September 25, 2014, or the Lease, for the lease of office space at 784 Memorial Drive, Cambridge, MA 02139, or the Premises, under which we and Landlord agreed to the early termination of the Lease subject to the satisfaction of specified contingencies. One such contingency included provision of notice by Landlord to us, or the Landlord Notice, on or before May 8, 2017 that Landlord had entered into a new lease or leases on or before May 1, 2017 with respect to 100% of the Premises, or the Landlord Contingency, or that it has waived the Landlord Contingency. We did not receive the Landlord Notice and, therefore, the Lease Amendment is null and void, and the Lease shall remain in effect in accordance with its terms as they existed immediately prior to execution and delivery of the Lease Amendment.

Item 6.	Exhibits
(a) Exhibits.
The exhibits listed in the Exhibit Index are included in this report.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFINITY PHARMACEUTICALS, INC.
Date: May 9, 2017	By:	/s/ LAWRENCE E. BLOCH, M.D., J.D.
Lawrence E. Bloch, M.D., J.D.
President
(Principal Financial Officer & Principal Accounting Officer)

EXHIBIT INDEX

	Description	Incorporated by Reference
Exhibit No.		Form	SEC Filing date	Exhibit Number	Filed with this 10-Q
3.1	Restated Certificate of Incorporation of the Registrant.	10-Q	8/9/2007	3.1
3.2	Amended and Restated Bylaws of the Registrant.	8-K	3/17/2009	3.1
4.1	Form of Common Stock Certificate.	10-K	3/14/2008	4.1
10.1	Amendment to Lease, dated as of March 27, 2017, between Infinity Pharmaceuticals, Inc. and BHX, LLC as trustee of 784 Realty Trust.	8-K	3/29/2017	10.1
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. Filed herewith.				X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. Filed herewith.				X
32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.				X
32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.				X
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. Filed herewith.
					X