Form 10-Q
period 2017-06-30
INFINITY PHARMACEUTICALS, INC.
filed 2017-08-03
CIK 1113148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on July 28, 2017: 50,689,512

INFINITY PHARMACEUTICALS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2017

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$66,197	$74,060
Available-for-sale securities	—	18,004
Restricted cash	515	1,152
Prepaid expenses and other current assets	2,065	8,444
Total current assets	68,777	101,660
Property and equipment, net	22,040	23,424
Restricted cash, less current portion	—	530
Other assets	28	41
Total assets	$90,845	$125,655
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$581	$2,413
Accrued expenses	9,899	21,008
Financing obligation, current (note 10)	456	442
Total current liabilities	10,936	23,863
Deferred rent (note 10)	186	183
Financing obligation, less current portion (note 10)	20,799	19,149
Other liabilities	22	6
Total liabilities	31,943	43,201
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Common Stock, $0.001 par value; 100,000,000 shares authorized, and 50,483,357 and 50,374,871 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	50	50
Additional paid-in capital	711,970	708,096
Accumulated deficit	(653,118)	(625,689)
Accumulated other comprehensive loss	—	(3)
Total stockholders’ equity	58,902	82,454
Total liabilities and stockholders’ equity	$90,845	$125,655
The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Collaboration revenue	$—	$9,467	$—	$18,723
Operating expenses:
Research and development	3,901	52,947	7,940	92,135
General and administrative	6,205	15,692	12,642	26,528
Total operating expenses	10,106	68,639	20,582	118,663
Gain on AbbVie Opt-Out (note 8)	—	112,216	—	112,216
Income (loss) from operations	(10,106)	53,044	(20,582)	12,276
Other income (expense):
Interest expense	(300)	(307)	(602)	(616)
Other expense (note 10)	(6,882)	—	(6,882)	—
Investment and other income	334	254	637	667
Total other income (expense)	(6,848)	(53)	(6,847)	51
Net income (loss)	$(16,954)	$52,991	$(27,429)	$12,327
Earnings (loss) per common share:
Basic	$(0.34)	$1.05	$(0.54)	$0.24
Diluted	$(0.34)	$1.05	$(0.54)	$0.24
Weighted average number of common shares outstanding:
Basic	50,455,832	49,437,062	50,439,682	49,388,475
Diluted	50,455,832	49,439,537	50,439,682	49,399,926
Other comprehensive income (loss):
Net unrealized holding gains (losses) on available-for-sale securities arising during the period	—	(38)	3	(43)
Comprehensive income (loss)	$(16,954)	$52,953	$(27,426)	$12,284

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net income (loss)	$(27,429)	$12,327
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash gain on AbbVie Opt-Out	—	(112,216)
Depreciation	1,384	1,386
Stock-based compensation, including 401(k) match	3,804	7,528
Non-cash adjustment to financing obligation	1,882	—
Impairment of property and equipment	—	1,773
Other, net	8	114
Changes in operating assets and liabilities:
Prepaid expenses and other assets	6,391	172
Accounts payable, accrued expenses and other liabilities	(12,925)	9,307
Deferred revenue	—	(18,723)
Deferred rent	3	32
Net cash used in operating activities	(26,882)	(98,300)
Investing activities
Purchases of property and equipment	—	(638)
Purchases of available-for-sale securities	—	(39,692)
Proceeds from maturities of available-for-sale securities	18,000	60,601
Proceeds from sales of available-for-sale securities	—	11,953
Net cash provided by investing activities	18,000	32,224
Financing activities
Proceeds from issuances of common stock related to stock incentive plans and awards	70	444
Proceeds from issuances of common stock related to employee stock purchase plan	—	18
Release of restricted cash	1,167	—
Payments on financing obligation	(218)	(205)
Net cash provided by financing activities	1,019	257
Net decrease in cash and cash equivalents	(7,863)	(65,819)
Cash and cash equivalents at beginning of period	74,060	188,170
Cash and cash equivalents at end of period	$66,197	$122,351
Supplemental cash flow information
Cash paid for interest	$602	$616
The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

Infinity Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization
Infinity Pharmaceuticals, Inc., is an innovative biopharmaceutical company dedicated to advancing novel medicines for people with cancer. As used throughout these unaudited, condensed consolidated financial statements, the terms “Infinity,” “we,” “us,” and “our” refer to the business of Infinity Pharmaceuticals, Inc., and its wholly-owned subsidiaries.
2. Basis of Presentation
These condensed consolidated financial statements include the accounts of Infinity and its wholly-owned subsidiaries. We have eliminated all significant intercompany accounts and transactions in consolidation.
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017.
The information presented in the condensed consolidated financial statements and related footnotes at June 30, 2017, and for the three and six months ended June 30, 2017 and 2016, is unaudited, and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2016 have been derived from our audited financial statements. For further information, please refer to the consolidated financial statements and accompanying footnotes included in our annual report on Form 10-K for the fiscal year ended December 31, 2016 filed with the U.S. Securities and Exchange Commission, or SEC, on March 14, 2017, which we refer to as our 2016 Annual Report on Form 10-K.
Liquidity
We have generated an accumulated deficit of $653.1 million and will require substantial additional capital to fund operations. Our future success is dependent on our ability to develop our sole clinical stage product candidate, IPI-549, an orally administered immuno-oncology product candidate that selectively inhibits the enzyme phosphoinositide-3-kinase-gamma, or PI3K-gamma, and ultimately upon our ability to attain profitable operations. We are subject to a number of risks similar to other life science companies seeking to develop and commercialize pharmaceuticals, including, but not limited to, risks relating to the successful development of IPI-549 and our need for additional funding, which may not be available.
As of June 30, 2017, we had cash and cash equivalents of $66.2 million. Excluding the potential $6.0 million and $22.0 million contingent payments in cash or stock from Verastem Inc., or Verastem (see Note 8), we believe that our current cash and cash equivalents will be adequate to satisfy our capital needs based on planned levels of spending into the first quarter of 2019. For more information, refer to the section titled “Liquidity and Capital Resources” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
3. Significant Accounting Policies
Our significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in our 2016 Annual Report on Form 10-K.
Segment Information
We operate in one business segment, which focuses on drug development. We make operating decisions based upon the performance of the enterprise as a whole and utilize our consolidated financial statements for decision making.
All of our revenues since September 2006 have been generated under collaboration agreements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock options	8,120,150	9,194,421	8,120,150	9,128,732
Warrants (excluded from treasury stock method)	1,000,000	1,000,000	1,000,000	1,000,000
Unvested restricted stock	663,811	—	663,811	—
Basic and diluted earnings (loss) per common share were determined as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except share and per share amounts)
Basic
Net income (loss)	$(16,954)	$52,991	$(27,429)	$12,327
Undistributed earnings allocated to warrants	—	(1,051)	—	(245)
Net income (loss)	$(16,954)	$51,940	$(27,429)	$12,082
Weighted average common shares outstanding	50,455,832	49,437,062	50,439,682	49,388,475
Basic earnings (loss) per common share	$(0.34)	$1.05	$(0.54)	$0.24
Diluted
Net income (loss)	$(16,954)	$52,991	$(27,429)	$12,327
Undistributed earnings allocated to warrants	—	(1,051)	—	(245)
Net income (loss)	$(16,954)	$51,940	$(27,429)	$12,082
Weighted average common shares outstanding	50,455,832	49,437,062	50,439,682	49,388,475
Effect of dilutive options	—	2,475	—	11,451
Weighted average common shares outstanding assuming dilution	50,455,832	49,439,537	50,439,682	49,399,926
Diluted earnings (loss) per common share	$(0.34)	$1.05	$(0.54)	$0.24
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
In November 2016, FASB issued ASU No. 2016-18, Statement of Cash Flows, Restricted Cash, or ASU No. 2016-18. ASU No. 2016-18 provides guidance on the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. Under ASU No. 2016-18, the statement of cash flows shall explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and cash equivalents should now be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. Other than the revised statement of cash flows presentation, the adoption of ASU No. 2016-18 is not expected to have an impact on our condensed consolidated financial statements.
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
4. Stock-Based Compensation
Total stock-based compensation expense related to all equity awards for the three and six months ended June 30, 2017 and 2016 was comprised of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Research and development	$394	$2,090	$1,101	$3,966
General and administrative	1,603	1,723	2,703	3,562
Total stock-based compensation expense	$1,997	$3,813	$3,804	$7,528
As of June 30, 2017, we had approximately $7.5 million of total unrecognized compensation cost related to unvested common stock options, restricted common stock and awards under our Employee Stock Purchase Plan, or ESPP, which are expected to be recognized over a weighted-average period of 1.3 years.
Restricted Stock
During the six months ended June 30, 2017, no restricted stock was granted, 133,300 shares of restricted stock were forfeited, and no restricted stock vested. As of June 30, 2017, 663,811 shares of restricted stock are issued and unvested. The restricted stock will vest based on the achievement of specified performance conditions. We recognized $0.3 million of stock compensation expense for the three months ended June 30, 2017 related to restricted stock the vesting of which was determined to be probable as of June 30, 2017 and that vested on July 21, 2017 based on achievement of a specified performance condition.
Stock Options
During the six months ended June 30, 2017, we granted options to purchase 4,708,500 shares of our common stock at a weighted average fair value of $1.17 per share and a weighted average exercise price of $1.61 per share. During the six months ended June 30, 2016, we granted options to purchase 1,617,472 shares of our common stock at a weighted average fair value of $3.75 per share and a weighted average exercise price of $6.14 per share. For the three and six months ended June 30,

2017 and 2016, the fair values were estimated using the Black-Scholes valuation model using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Risk-free interest rate	1.8%	1.3%	1.9%	1.8%
Expected annual dividend yield	—	—	—	—
Expected stock price volatility	90.0%	86.7%	90.0%	73.0%
Expected term of options	5.7 years	4.9 years	5.6 years	5.4 years
During the six months ended June 30, 2017, no options to purchase shares of common stock were exercised.
Employee Stock Purchase Plan
We temporarily suspended the ESPP program on June 24, 2016, and our Board of Directors approved the commencement of a new offering period in June 2017. The weighted-average fair value of each purchase right granted during the six months ended June 30, 2017 and June 30, 2016 was $0.98 and $2.91, respectively. For the six months ended June 30, 2017 and June 30, 2016, the fair values were estimated using the Black-Scholes valuation model using the following weighted-average assumptions:

	Six Months Ended June 30,
	2017	2016
Risk-free interest rate	1.2%	0.8%
Expected annual dividend yield	—	—
Expected stock price volatility	101.8%	63.5%
Expected term	1.3 years	1.3 years
5. Cash, Cash Equivalents and Available-for-Sale Securities
The following is a summary of cash, cash equivalents and available-for-sale securities:

	June 30, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$66,197	$—	$—	$66,197
Total cash and cash equivalents	$66,197	$—	$—	$66,197

	December 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$74,060	$—	$—	$74,060
Available-for-sale securities:
U.S. Treasury securities due in one year or less	6,753	—	(1)	6,752
U.S. government-sponsored enterprise obligations due in one year or less	11,254	—	(2)	11,252
Total available-for-sale securities	18,007	—	(3)	18,004
Total cash, cash equivalents and available-for-sale securities	$92,067	$—	$(3)	$92,064

During the six months ended June 30, 2017, all of our available-for-sale securities matured. We had no material realized gains or losses on our available-for-sale securities for the three and six months ended June 30, 2017 and 2016. There were no other-than-temporary impairments recognized for the three and six months ended June 30, 2017 and 2016.
6. Fair Value
We use a valuation hierarchy for disclosure of the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs, which we consider the highest level inputs, are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. The classification of a financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. For our fixed income securities, we reference pricing data supplied by our custodial agent and nationally known pricing vendors, using a variety of daily data sources, largely readily-available market data and broker/dealer quotes. We validate the prices provided by our third party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our pricing services as of June 30, 2017 and December 31, 2016.
The following table provides the assets carried at fair value measured on a recurring basis as of June 30, 2017 and December 31, 2016:

	Level 1	Level 2
	(in thousands)
June 30, 2017
Assets:
Cash and cash equivalents	$66,197	$—
Total	$66,197	$—
December 31, 2016
Assets:
Cash and cash equivalents	$61,008	$13,052
U.S. Treasury securities	—	6,752
U.S. government-sponsored enterprise obligations	—	11,252
Total	$61,008	$31,056
The carrying amounts reflected in the condensed consolidated balance sheets for prepaid expenses and other current assets, other assets, accounts payable and accrued expenses approximate their fair value due to their short-term maturities.
There have been no changes to our valuation methods during the six months ended June 30, 2017. We evaluate transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1 and Level 2 during the six months ended June 30, 2017. We had no available-for-sale securities that were classified as Level 3 at any point during the six months ended June 30, 2017 or during the year ended December 31, 2016.
7. Prepaid expenses and other current assets
Prepaid expenses and other current assets consist of the following:

	June 30, 2017	December 31, 2016
	(in thousands)
Prepaid expenses	$1,492	$3,336
Other current assets	484	5,023
Value-added tax receivable	89	85
Total prepaid expenses and other current assets	$2,065	$8,444
8. Collaborations
Takeda
In July 2010, we entered into a development and license agreement with Intellikine, Inc., or Intellikine, under which we obtained rights to discover, develop and commercialize pharmaceutical products targeting the gamma and/or delta isoforms of PI3K, including IPI-549 and duvelisib, an oral, dual inhibitor of PI3K delta and gamma. In January 2012, Intellikine was acquired by Takeda Pharmaceuticals Company Limited acting through its Millennium business unit. We refer to our PI3K inhibitor program licensor as Takeda. In December 2012, we amended and restated our development and license agreement with Takeda and further amended the agreement in July 2014 and September 2016. We refer to the amended and restated development and license agreement, as amended, as the Takeda Agreement. On July 27, 2017, we entered into a third amendment to the Takeda Agreement, which terminated our obligations to Takeda under the Takeda Agreement to pay royalties with respect to worldwide net sales of products containing or comprised of a selective inhibitor of PI3K gamma, including but not limited to IPI-549. See Note 12 for the details of this amendment.
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
Under the September 2016 amendment to the Takeda Agreement, and in connection with our entry into the Verastem Agreement, we are no longer obligated to pay Takeda any remaining milestone payments for the development, approval or commercialization of duvelisib. In return, we are obligated to pay Takeda 50% of all revenue arising from certain qualifying transactions for duvelisib including those under the license agreement we entered into with Verastem, described in more detail below, subject to certain exceptions including revenue we receive as reimbursement for duvelisib research and development expenses.
Except for duvelisib in oncology indications, IPI-549, and other products containing a selective inhibitor of PI3K-gamma, including IPI-549, we are obligated to pay Takeda tiered royalties ranging from 7% to 11% on worldwide net sales of products described in the agreement. Such royalties are payable until the later to occur of the expiration of specified patent rights and the expiration of non-patent regulatory exclusivities in a country, subject to reduction of the royalties and, in certain circumstances, limits on the number of products subject to a royalty obligation.
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
Verastem
On October 29, 2016, we and Verastem entered into a license agreement, which we and Verastem amended and restated on November 1, 2016, effective as of October 29, 2016. We refer to the amended and restated license agreement as the Verastem Agreement. Under the Verastem Agreement, we granted to Verastem an exclusive worldwide license for the research, development, commercialization, and manufacture of duvelisib and products containing duvelisib, which we refer to as the Licensed Products, in each case in oncology indications. Upon entry into the Verastem Agreement, Verastem has assumed financial responsibility for activities that were part of our ongoing duvelisib program, including a randomized, Phase 3 monotherapy clinical study in patients with relapsed/refractory chronic lymphocytic leukemia, which we refer to as the DUO Study. Verastem is obligated to use diligent efforts, as defined in the Verastem Agreement, to develop and commercialize one Licensed Product. During the term of the Verastem Agreement, we have agreed not to research, develop, manufacture or commercialize duvelisib in any indication in humans or animals.
Under the Verastem Agreement, we have financial responsibility for up to $4.5 million of costs related to the shutdown of certain specified clinical studies. We have incurred the $4.5 million maximum for clinical study shutdown costs through June 30, 2017. Following a short transition period, which terminated December 31, 2016, Verastem assumed all financial and operational responsibility for the duvelisib program except for the clinical shutdown costs and certain clinical close-out activities that we agreed to retain. Verastem will reimburse us for costs incurred by us during the transition period and certain prepaid expenses associated with the clinical studies assumed by Verastem. As of June 30, 2017, we recognized a receivable from Verastem of $0.1 million included in prepaid expenses and other current assets that represents reimbursements of our costs incurred during the three months ended June 30, 2017.

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
We and AbbVie shared oversight of development and agreed to use diligent efforts, as defined in the AbbVie Agreement, to carry out our development activities under an agreed upon development plan. We had primary responsibility for the conduct of development of Duvelisib Products and had the initial responsibility to manufacture Duvelisib Products. AbbVie had responsibility for the conduct of certain contemplated combination clinical studies, which we refer to as the AbbVie Studies. Excluding the AbbVie Studies, we were responsible for all costs to develop and manufacture Duvelisib Products up to a maximum amount of $667 million. The development and manufacturing costs for the AbbVie Studies were shared equally. During the three and six months ended June 30, 2017, we did not recognize any expense related to shared costs with AbbVie. During the three and six months ended June 30, 2016, we recognized an expense of $3.3 million and $7.6 million, respectively, in research and development expense related to our portion of the shared costs.
We and AbbVie shared operational responsibility and decision making authority for commercialization of Duvelisib Products in the United States. Prior to commercialization and regulatory approval, we recognized the cost of manufacturing as a component of research and development and the cost of commercialization as a component of general and administrative expenses. During the three and six months ended June 30, 2016, we accounted for AbbVie’s share of the costs as a reduction of the related expense or as additional expense. We recognized credits of approximately $0.1 million during each of the three and six months ended June 30, 2016 in research and development expense related to these costs. During the three and six months ended June 30, 2016, we recognized credits of $1.6 million and $2.6 million, respectively, in general and administrative expense related to these costs.
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
Neither party has any ongoing financial obligation to the other party under the AbbVie Agreement.

9. Accrued Expenses
Accrued expenses consisted of the following:

	June 30, 2017	December 31, 2016
	(in thousands)
Accrued restructuring	$709	$6,920
Accrued compensation and benefits	5,601	5,445
Accrued drug manufacturing costs	218	311
Accrued clinical studies	1,573	7,054
Accrued preclinical studies	59	2
Other	1,739	1,276
Total accrued expenses	$9,899	$21,008
10. Commitments and Contingencies
We currently lease approximately 61,000 square feet of office space at 784 Memorial Drive, Cambridge, Massachusetts, under a lease agreement, or the Lease, with BHX, LLC, as trustee of 784 Realty Trust, or the Landlord.
On September 25, 2014, we entered into the Lease with the Landlord for the lease of office space at 784 Memorial Drive, Cambridge, Massachusetts. The term of the Lease commenced on November 1, 2014, or the Commencement Date, and was to expire on March 31, 2025. Pursuant to the Lease, on the Commencement Date we agreed to lease 61,000 square feet of the leased premises.
On the Commencement Date, building construction was initiated to suit our then-anticipated future needs. We were responsible for the construction project, including having responsibility to pay for a portion of the structural elements of the building and bearing the risk of cost overruns. As such, we were deemed the owner of the building for accounting purposes, and we recorded the building in our property and equipment balance, although legal ownership remains with the Landlord. Our balance sheet also reflects a financing obligation related to this building. Depreciation on the building and building improvements commenced in June 2015.
We divide our payments under the Lease into a portion that is allocated to the financing obligation and a portion that is allocated to the land on which the building is located. The portion of the lease obligation allocated to the land is treated for accounting purposes as an operating lease which commenced in November 2014 and is recorded on a straight-line basis over the initial term of the Lease. Rent expense pertaining to the land was approximately $0.1 million and $0.2 million for each of the three and six month periods ended June 30, 2017 and June 30, 2016, respectively.
On March 27, 2017, we and the Landlord entered into an amendment to the Lease under which we and the Landlord agreed to the early termination of the Lease subject to the satisfaction of specified contingencies, which we refer to as Lease Termination Contingencies, and a termination payment of $5.0 million, which we refer to as the Termination Payment and describe further below. The Lease amendment was extended by entry into a second lease amendment dated May 1, 2017, and a third lease amendment dated May 31, 2017. We refer to the Lease amendment and its extensions as the Lease Amendments.
The Lease Termination Contingencies were satisfied on June 15, 2017 and, pursuant to the Lease Amendments, we paid the first installment of the Termination Payment to the Landlord on June 19, 2017 of $4.5 million. The Lease, as amended, will terminate effective August 31, 2017, provided that we pay the final installment of the Termination Payment of $0.5 million to the Landlord on or before August 31, 2017.
We provided a security deposit to the Landlord in the form of a letter of credit in the initial amount of $1.0 million, which was reduced by $0.5 million in April 2017. The remaining $0.5 million will be returned to us following the final installment of the termination payment. The $0.5 million remaining under the letter of credit plus the associated bank fee of $15,000 have been included in our accompanying condensed consolidated balance sheets as a current asset titled restricted cash.
During the three-month period ended June 30, 2017, we recorded other expense of $6.9 million which represents the loss incurred to terminate the financing obligation in connection with the August 31, 2017 lease termination. This loss was comprised of: (i) $1.9 million representing the difference between the estimated carrying value of the building and building improvements and the related financing obligation and deferred rent at August 31, 2017; and (ii) the $5.0 million Termination

Payment. We prepaid our July rent payment and at June 30, 2017, our future minimum payment under the Lease is approximately $0.2 million representing the lease payment for August 2017.
11. Restructuring Activities
In June 2016, we reported the top line data from DYNAMO, a registration-focused Phase 2 monotherapy study evaluating the efficacy and safety of duvelisib in patients with refractory indolent non-Hodgkin lymphoma, or iNHL. The study met its primary endpoint with an overall response rate of 46%, all of which were partial responses, among 129 patients with iNHL. As a result, we commenced the first of four restructurings that were approved by our Board of Directors in order to preserve our resources as we determine future strategic plans. We undertook the second restructuring following the AbbVie Opt-Out and undertook the third and fourth restructurings in connection with progress on our strategic plans to divest duvelisib, ultimately culminating with our entry into the Verastem Agreement. See Note 8 for additional detail on the AbbVie Opt-Out and the Verastem Agreement.
We reduced our employee headcount by approximately 75% compared to our employee headcount as of December 31, 2015 as a result of these four restructurings. We have existing severance plans that outline contractual termination benefits. We recognized all contractual severance and benefits outlined in the plan when termination was probable and reasonably estimable in accordance with FASB Accounting Standards Codification Topic 712, Compensation - Nonretirement Postemployment Benefits, during 2016 at the time of each restructuring.
In addition to the employee-related costs, during the year ended December 31, 2016, we recorded approximately $1.9 million of expense related to the write-off of prepaid expenses that were not expected to continue and other payments that were due as a result of early terminations.
During the year ended December 31, 2016, we also identified and recorded the impairment of approximately $0.4 million in furniture and fixtures and $0.8 million related to a facility lease that was terminated in 2016.
The following table summarizes the impact of the 2016 restructuring activities on our operating expenses and payments for the six months ended June 30, 2017 and the current liability remaining on our balance sheet as of June 30, 2017, in thousands:

	Amounts accrued at December 31, 2016	Charges incurred during the six months ended June 30, 2017	Amounts paid during the six months ended June 30, 2017	Less non-cash charges during the six months ended June 30, 2017	Amounts accrued at June 30, 2017
		(in thousands)
Employee severance, benefits and related costs for work force reduction	$6,892	$—	$5,938	$245	$709
Contract termination, prepaid expense write-offs and other related costs	28	15	43	—	—
Total restructuring	$6,920	$15	$5,981	$245	$709
During the three and six months ended June 30, 2016, we recorded $16.6 million of expense related to restructuring activities of which $11.9 million is recorded in research and development expense and $4.7 million is recorded in general and administrative expense.
During the year ended December 31, 2016, we recorded $21.2 million of expense related to restructuring activities of which $13.6 million is recorded in research and development expense and $7.6 million is recorded in general and administrative expense. We are obligated to continue to pay the remaining amounts accrued through the third quarter of 2017.
12. Subsequent Event
On July 26, 2017, we entered into a third amendment, or the Third Amendment, to our Takeda Agreement. Under the Third Amendment, our obligations to Takeda under our Takeda Agreement to pay royalties with respect to worldwide net sales of products containing or comprised of a selective inhibitor of PI3K gamma, including but not limited to IPI-549, are terminated. In consideration for such termination, we concurrently executed a convertible promissory note, or the Note, pursuant to which we are obligated to pay Takeda, or its designated affiliate, the principal amount of $6.0 million together with interest accruing at a rate of 8% per annum on or before July 26, 2018 in cash or in shares of Infinity common stock, at the election of Takeda. The share payment price would be equal to the average closing price of Infinity common stock for the 20 days prior to the payment date. We have the right to prepay the Note, in whole or in part, without penalty and any amounts owed under the Note would become immediately due and payable in the event of a change of control of the Infinity, as defined in the Note. Additionally, any unpaid amounts may become immediately due and payable upon customary events of default, as defined in the Note.
In the event that Takeda elects to receive one or more payments in shares of Company common stock, or Share Repayment, we have agreed to file one or more registration statements on Form S-3 with the SEC to register for resales the shares of common stock issuable upon repayment of the Note, or Repayment Shares, within 45 days after each Share Repayment. In the event that we propose to make an underwritten offering of our common stock, subject to certain limitations, Takeda will have “piggyback” registration rights, which require us, at the election of Takeda, to cause to be included in such underwritten offering, any Repayment Shares then held by Takeda. We are currently assessing the accounting implications of the Third Amendment.

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
Business Overview
We are an innovative biopharmaceutical company dedicated to advancing novel medicines for people with cancer. We are focusing our efforts on advancing IPI-549, an orally administered, clinical-stage, immuno-oncology product candidate that selectively inhibits the enzyme phosphoinositide-3-kinase-gamma, or PI3K-gamma.
Preclinical research has demonstrated that PI3K-gamma is highly expressed in tumor-associated macrophages and that blockade of PI3K-gamma signaling by treatment with IPI-549 results in a reprogramming of macrophages in the tumor microenvironment from the M2, or pro-tumor, phenotype to the M1, or anti-tumor, phenotype. This shift increased the number and activity of anti-tumor T cells that can attack the tumor and also increased the production of pro-inflammatory cytokines, which can further stimulate an anti-tumor immune response. Preclinical data from multiple solid tumor models demonstrated that IPI-549 was active as a monotherapy and that IPI-549 administered in combination with checkpoint inhibition led to enhanced activity compared to either treatment alone. Additionally, preclinical tumor model data demonstrated that M2 pro-tumor macrophages are associated with resistance to checkpoint inhibition and that treatment with IPI-549 in combination with checkpoint inhibitors is able to overcome this resistance. These preclinical data further elucidate the mechanism of action for IPI-549 by demonstrating that PI3K-gamma plays a key role in the immuno-suppressive tumor microenvironment.
Based on our preclinical data, we are conducting a Phase 1/1b clinical study designed to evaluate the safety, tolerability, pharmacokinetics, or PK, pharmacodynamics, or PD, and activity for IPI-549 both as a monotherapy and in combination with nivolumab, also known as Opdivo®, in approximately 175 patients with advanced solid tumors. Nivolumab is an immune checkpoint inhibitor therapy commercialized by Bristol-Myers Squibb, or BMS, that targets a receptor in the h uman body called programmed death receptor 1, or PD-1. We have entered into a clinical supply agreement with BMS under which BMS agreed to provide nivolumab at no cost to us for use in our Phase 1/1b study of IPI-549. Under the agreement with BMS, we have agreed to provide BMS with clinical data from the study.
Our Phase 1/1b study consists of a monotherapy dose-escalation phase, a monotherapy expansion phase, a combination therapy dose-escalation phase designed to evaluate IPI-549 in combination with the standard regimen of nivolumab, and a combination therapy expansion phase in patients with specific cancers. The combination therapy expansion phase is designed to evaluate IPI-549 in combination with nivolumab in patients with selected solid tumors, including non-small cell lung cancer, melanoma, and squamous cell carcinoma of the head and neck, whose tumors have shown initial resistance or subsequently have developed resistance to immune checkpoint therapy and is intended to directly test whether IPI-549 is able to overcome resistance to checkpoint inhibitors as demonstrated in preclinical models.
Patient enrollment is complete in all monotherapy dose escalation cohorts ranging from 10 mg once daily, or QD, to 60 mg QD, and we have initiated the monotherapy expansion phase evaluating IPI-549 dosed at 60 mg QD in approximately 25 patients with a variety of advanced solid tumors. The monotherapy expansion phase dose was selected based on safety and an analysis of PK and PD that showed that IPI-549 maintained full suppression of PI3K-gamma at this dose level. We initiated the combination therapy dose escalation phase in December 2016 based on PK and PD data from monotherapy dose escalation phase that showed significant suppression of PI3K-gamma at 20 mg QD. Patient enrollment is complete in the cohorts evaluating IPI-549 dosed at 20 mg QD and 30 mg QD in combination with the standard regimen of nivolumab, and we expect to initiate the combination therapy expansion phase in the second half of 2017.
In April 2017, we reported updated clinical data from our Phase 1/1b study of IPI-549 in a poster session at the American Association for Cancer Research, or AACR, Annual Meeting. Of the 15 evaluable patients from the monotherapy dose escalation phase, preliminary data showed no dose-limiting toxicities or serious drug-related side effects and showed no side effects that led to treatment discontinuation or dose reduction. As of the March 20, 2017 data cutoff date, 6 of the 15 evaluable patients remained on treatment for at least 24 weeks, and three had remained on treatment for more than 32 weeks. Of the six evaluable patients from the combination therapy dose escalation phase, all of whom are in the cohort evaluating IPI-549 20 mg QD in combination with nivolumab, preliminary data showed no dose-limiting toxicities or serious drug-related side effects and no side effects that led to treatment discontinuation. We are continuing to evaluate patients from the combination therapy dose escalation cohort assessing IPI-549 30 mg QD in combination with nivolumab.
We have worldwide development and commercialization rights to IPI-549, subject to certain success-based milestone payment obligations to our licensor, Takeda, as described in more detail under the heading Strategic Alliances - Takeda. Additionally, we are obligated to pay our former strategic collaborators Mundipharma International Corporation Limited, or Mundipharma, and Purdue Pharmaceutical Products L.P., or Purdue, a 4% royalty in the aggregate on worldwide net sales of products that were previously subject to the strategic alliance, including IPI-549, until such time as Mundipharma and Purdue have recovered approximately $260 million in royalty payments from all products that were previously subject to the strategic alliance. After this cost recovery, which represents the funding paid to us for research and development services performed by us under our strategic alliance, our royalty obligations to Mundipharma and Purdue will be reduced to a 1% royalty on net sales in the United States of products that were previously subject to the strategic alliance, including IPI-549.
Lease Termination
On March 27, 2017, we and BHX, LLC, as Trustee of 784 Realty Trust, which we refer to as the Landlord, entered into an amendment to our lease agreement, or Lease, for the lease of approximately 61,000 feet of office space at 784 Memorial Drive, Cambridge, Massachusetts. Under the lease amendment, we and the Landlord agreed to the early termination of the Lease subject to the satisfaction of specified contingencies, which we refer to as Lease Termination Contingencies, and a termination payment of a $5.0 million, which we refer to as the Termination Payment. The Lease amendment was extended by entry into a second lease amendment dated May 1, 2017, and a third lease amendment dated May 31, 2017. We refer to the Lease amendment and its extensions as the Lease Amendments.
The Lease Termination Contingencies were satisfied on June 15, 2017 and we paid the first installment of the Termination Payment to the Landlord of $4.5 million. The Lease, as amended, will terminate effective August 31, 2017 provided that we pay the final installment of the Termination Payment of $0.5 million to the Landlord on or before August 31, 2017. We intend to secure office space with a significantly smaller lease obligation.
Strategic Alliances
Since our inception, corporate alliances have been integral to our strategy. These alliances have provided access to breakthrough science, significant research and development resources, and innovative drug development programs, all intended to help us realize the full potential of our product pipeline. All of our revenues since September 2006 have been generated under research collaborative agreements including our corporate alliances.
Takeda
In July 2010, we entered into a development and license agreement with Intellikine, Inc., or Intellikine, under which we obtained rights to discover, develop and commercialize pharmaceutical products targeting the gamma and/or delta isoforms of PI3K, including IPI-549 and duvelisib, an oral, dual inhibitor of PI3K delta and gamma. In January 2012, Intellikine was acquired by Takeda Pharmaceuticals Company Limited acting through its Millennium business unit. We refer to our PI3K inhibitor program licensor as Takeda. In December 2012, we amended and restated our development and license agreement with Takeda and further amended the agreement in July 2014, September 2016, and July 2017. We refer to the amended and restated development and license agreement, as amended, as the Takeda Agreement.
Under the terms of the Takeda Agreement, we are obligated to pay Takeda an aggregate of up to $5.0 million in remaining success-based milestone payments for the development of a product candidate other than duvelisib, which could include IPI-549. We are also obligated to pay Takeda up to an aggregate of $165 million in remaining success-based milestone payments related to the approval and commercialization of one product candidate other than duvelisib, which could include IPI-549.
The July 2017 amendment to the Takeda Agreement terminated our obligations to Takeda to pay royalties with respect to worldwide net sales of products containing or comprised of a selective inhibitor of PI3K gamma, including but not limited to IPI-549. In consideration for such termination, we concurrently executed a convertible promissory note, which we refer to as the Note, pursuant to which we are obligated to pay Takeda, or its designated affiliate, the principal amount of $6.0 million together with interest accruing at a rate of 8% per annum on or before July 26, 2018 in cash or in shares of our common stock, at the election of Takeda. The share payment price would be equal to the average closing price of our common stock for the 20 days prior to the payment date. We have the right to prepay the Note, in whole or in part, without penalty and any amounts owed under the Note would become immediately due and payable in the event of a change of control of Infinity, as defined in the Note. Additionally, any unpaid amounts may become immediately due and payable upon customary events of default, as defined in the Note.
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
Except for duvelisib in oncology indications, IPI-549, and other products containing a selective inhibitor of PI3K-gamma, we are obligated to pay Takeda tiered royalties ranging from 7% to 11% on worldwide net sales of products described in the agreement. Such royalties are payable until the later to occur of the expiration of specified patent rights and the expiration of non-patent regulatory exclusivities in a country, subject to reduction of the royalties and, in certain circumstances, limits on the number of products subject to a royalty obligation.
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
Under the Verastem Agreement, we have financial responsibility for up to $4.5 million of costs related to the shutdown of certain specified clinical studies. We have incurred the $4.5 million maximum for clinical study shutdown costs through June 30, 2017. Following a short transition period, which terminated December 31, 2016, Verastem has assumed all financial and operational responsibility for the duvelisib program except for the clinical shutdown costs and certain clinical close-out activities that we agreed to retain. Verastem will reimburse us for costs incurred by us during the transition period, and certain prepaid expenses associated with the clinical studies assumed by Verastem.
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
In addition to the foregoing, Verastem is obligated to pay us a royalty of 4% on worldwide net sales of Licensed Products to cover the reimbursement of research and development costs owed by us to Mundipharma and Purdue. We refer to this royalty obligation as the Trailing Mundipharma Royalties. Once we have fully reimbursed Mundipharma and Purdue, the Trailing Mundipharma Royalties will be reduced to 1% of net sales in the United States. The Trailing Mundipharma Royalties are payable on a product-by-product basis until the latest to occur of (i) the last-to-expire patent right covering the applicable Licensed Product in the United States, (ii) the last-to-expire patent right covering the manufacture of the applicable Licensed Product in the country of manufacture of such Licensed Product, (iii) the expiration of non-patent regulatory exclusivity for such Licensed Product in the United States and (iv) ten years following the first commercial sale of such Licensed Product in the United States, provided that, upon the expiration of the last-to-expire patent right covering a Licensed Product in the United States, the applicable royalty on net sales for such Licensed Product in the United States will be reduced by 50%. In addition, the Trailing Mundipharma Royalties are subject to reduction by 50% of certain third-party royalty payments or patent litigation damages or settlements which might be required to be paid by Verastem if litigation were to arise, with any such reductions capped at 50% of the amounts otherwise payable during the applicable royalty payment period.
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
There have been no material changes to our critical accounting policies, other than as noted below under “New and Recently Adopted Accounting Pronouncements,” during the six months ended June 30, 2017. Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2016 for a discussion of our critical accounting policies and significant judgments and estimates.

New and Recently Adopted Accounting Pronouncements
See Note 3 to our condensed consolidated financial statements included in Item 1, “Unaudited Condensed Consolidated Financial Statements,” of this Form 10-Q for a description of new and recently adopted accounting pronouncements applicable to our business.
Results of Operations
The following table summarizes our results of operations for each of the three and six months ended June 30, 2017 and 2016, together with the change in these items in dollars and as a percentage:

	Three Months Ended June 30,		$ Change	% Change
	2017	2016
	(in thousands)
Collaboration revenue	$—	$9,467	$(9,467)	(100)%
Research and development expense	(3,901)	(52,947)	49,046	(93)%
General and administrative expense	(6,205)	(15,692)	9,487	(60)%
Gain on AbbVie Opt-Out (note 8)	—	112,216	(112,216)	(100)%
Interest expense	(300)	(307)	7	(2)%
Other expense (note 10)	(6,882)	—	(6,882)	—%
Investment and other income	334	254	80	31%

	Six Months Ended June 30,		$ Change	% Change
	2017	2016
	(in thousands)
Collaboration revenue	$—	$18,723	$(18,723)	(100)%
Research and development expense	(7,940)	(92,135)	84,195	(91)%
General and administrative expense	(12,642)	(26,528)	13,886	(52)%
Gain on AbbVie Opt-Out (note 8)	—	112,216	(112,216)	(100)%
Interest expense	(602)	(616)	14	(2)%
Other expense (note 10)	(6,882)	—	(6,882)	—%
Investment and other income	637	667	(30)	(4)%
Collaboration Revenue
Collaboration revenue for the three and six months ended June 30, 2016 relates to research and development revenue from the AbbVie Agreement. Revenue related to development services and committee services related to the AbbVie Agreement was recognized using the proportionate performance method as services were provided through the AbbVie Opt-Out on June 24, 2016. Due to the AbbVie Opt-Out, we did not recognize any revenue during the three and six months ended June 30, 2017.
Research and Development Expense
The decrease in research and development expense for the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016 was primarily due to a decrease of $24.7 million and $45.2 million, respectively, related to clinical and development expenses for duvelisib. In addition, compensation expense decreased by approximately $14.9 million and $24.7 million, respectively, primarily attributable to the restructuring activities in 2016. Further information regarding restructuring activities is described below under the heading “Liquidity and Capital Resources—Organizational Restructuring.”

We began to track and accumulate expenses by major program starting on January 1, 2006. These expenses primarily relate to payroll and related expenses for personnel working on our programs, process development and manufacturing, preclinical toxicology studies, clinical trial costs and allocated costs of facilities. During the three and six months ended June 30, 2017 and 2016, and from January 1, 2006 through June 30, 2017, we estimate that we incurred the following expenses by program:

Program	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016	January 1, 2006 to June 30, 2017
	(in millions)
PI3K inhibitor (1)	$3.8	$50.3	$7.7	$88.3	$596.7
Hsp90 inhibitor	—	—	—	—	137.8
Hedgehog pathway inhibitor	—	—	—	—	164.1

(1)	Includes both duvelisib and IPI-549.
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
General and Administrative Expense
The $9.5 million decrease in general and administrative expense for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 was primarily attributable to a decrease of $4.8 million in compensation due to restructuring activities in 2016, a decrease of $2.0 million related to early duvelisib commercial activities, and a decrease of $1.5 million related to professional service fees.

The $13.9 million decrease in general and administrative expense for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 was primarily attributable to a decrease of $7.2 million in compensation due to restructuring activities in 2016, a decrease of $3.0 million related to early duvelisib commercial activities and a decrease of $2.2 million related to professional service fees.
Gain on AbbVie Opt-Out
The 2016 gain on AbbVie Opt-Out of collaboration was non-recurring and due to the written notice of termination received from AbbVie on June 24, 2016. The AbbVie Opt-Out is irrevocable, and we have no obligation to continue to provide AbbVie any services related to Duvelisib Products after June 24, 2016.
Interest Expense
Interest expense for the three and six months ended June 30, 2017 and June 30, 2016 was due to the financing obligation related to our 784 Memorial Drive lease (see Note 10).
Other Expense
Other expense for the three and six months ended June 30, 2017 represents the loss incurred to terminate the financing obligation in connection with the August 31, 2017 termination of the Lease at 784 Memorial Drive, Cambridge, Massachusetts. This loss was comprised of: (i) $1.9 million representing the difference between the estimated carrying value of the building and building improvements and the related financing obligation and deferred rent at August 31, 2017; and (ii) the $5.0 million Termination Payment. Further information regarding the lease termination is described above under the heading “Lease Termination.”
Investment and Other Income
Investment and other income is comparable for the three and six months ended June 30, 2017 and June 30, 2016.
Liquidity and Capital Resources
We have not generated any revenue from product sales to date, and we do not expect to generate any such revenue for the foreseeable future, if at all. We have instead relied on the proceeds from sales of equity securities, debt, interest on investments, up-front license fees, expense reimbursement, and milestones and cost sharing under our collaborations to fund our operations. Because IPI-549 is in clinical development, and the outcome of this effort is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidate or whether, or when, we may achieve profitability.
Our significant capital resources are as follows:

	June 30, 2017	December 31, 2016
	(in thousands)
Cash, cash equivalents and available-for-sale securities	$66,197	$92,064
Working capital	57,841	77,797

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Cash provided by (used in):
Operating activities	$(26,882)	$(98,300)
Investing activities	18,000	32,224
Capital expenditures (included in investing activities above)	—	(638)
Financing activities	1,019	257

Cash Flows
For the six months ended June 30, 2017 compared to the six months ended June 30, 2016, our cash used in operating activities decreased primarily due to lower research and development expenses following the license of duvelisib to Verastem. Our cash used in operating activities during the six months ended June 30, 2017 included $6.0 million of payments for restructuring activities incurred in 2016 as well as $4.5 million for the first installment of the Termination Payment related to our 784 Memorial Drive Lease termination. Our cash used in operating activities in future periods may vary significantly.
Net cash from investing activities for the six months ended June 30, 2017 included proceeds of $18.0 million from maturities of available-for-sale securities.
Net cash from financing activities for the six months ended June 30, 2017 included the release of approximately $1.2 million of restricted cash related to the termination of our lease at 780/790 Memorial Drive, Cambridge, Massachusetts, and the reduction of the amount covered by our letter of credit related to our 784 Memorial Drive Lease, which was partially offset by $0.2 million of payments on the financing obligation related to our 784 Memorial Drive Lease (see Note 10).
At-the-Market Facility
In May 2016, we entered into an at-the-market sales agreement, or Sales Agreement, with Cantor Fitzgerald & Co., or Cantor Fitzgerald, as agent, pursuant to which we may from time to time, at our option, offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million through Cantor Fitzgerald, acting as our sales agent. Cantor Fitzgerald will be entitled to a commission of up to 3.0% of the gross proceeds from sales of shares of our common stock under the Sales Agreement. Sales of shares of our common stock under the Sales Agreement may be made by any method permitted by law that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act of 1933. We may also authorize Cantor Fitzgerald to sell shares in negotiated transactions. As of June 30, 2017, we had not used the at-the-market facility. We have no obligation to sell shares of our common stock and cannot provide any assurances that we will issue any shares pursuant to the Sales Agreement. We may also suspend the offering of shares of our common stock upon notice and subject to other conditions.
Organizational Restructuring
In June 2016, we reported the top line data from DYNAMO. The study met its primary endpoint with an overall response rate of 46%, all of which were partial responses, among 129 patients with iNHL. As a result, we commenced the first of four restructurings that were approved by our Board of Directors in order to preserve our resources as we determine future strategic plans. We undertook the second restructuring following the AbbVie Opt-Out and undertook the third and fourth restructurings in connection with progress on our strategic plans to divest duvelisib, ultimately culminating with our entry into the Verastem Agreement. See Note 8 for additional detail on the AbbVie Opt-Out and the Verastem Agreement.
We reduced our employee headcount by approximately 75% compared to our employee headcount as of December 31, 2015 as a result of these four restructurings. We have existing severance plans that outline contractual termination benefits. We recognized all contractual severance and benefits outlined in the plan when termination was probable and reasonably estimable in accordance with FASB Accounting Standards Codification Topic 712, Compensation - Nonretirement Postemployment Benefits, during 2016 at the time of each restructuring.
In addition to the employee-related costs, during the year ended December 31, 2016, we recorded approximately $1.9 million of expense related to the write-off of prepaid expenses that were not expected to continue and other payments that were due as a result of early terminations.
During the year ended December 31, 2016, we also identified and recorded the impairment of approximately $0.4 million in furniture and fixtures and $0.8 million related to a facility lease that was terminated in 2016.
The following table summarizes the impact of the 2016 restructuring activities on our operating expenses and payments for the six months ended June 30, 2017 and the current liability remaining on our balance sheet as of June 30, 2017, in thousands:

	Amounts accrued at December 31, 2016	Charges incurred during the six months ended June 30, 2017	Amounts paid during the six months ended June 30, 2017	Less non-cash charges during the six months ended June 30, 2017	Amounts accrued at June 30, 2017
		(in thousands)
Employee severance, benefits and related costs for work force reduction	$6,892	$—	$5,938	$245	$709
Contract termination, prepaid expense write-offs and other related costs	28	15	43	—	—
Total restructuring	$6,920	$15	$5,981	$245	$709
During the three and six months ended June 30, 2016, we recorded $16.6 million of expense related to restructuring activities of which $11.9 million is recorded in research and development expense and $4.7 million is recorded in general and administrative expense.
During the year ended December 31, 2016, we recorded $21.2 million of expense related to restructuring activities of which $13.6 million is recorded in research and development expense and $7.6 million is recorded in general and administrative expense. We are obligated to continue to pay the remaining amounts accrued through the third quarter of 2017.
Operating Capital Requirements
As of June 30, 2017, we had cash and cash equivalents of $66.2 million. Excluding the potential $6.0 million and $22.0 million contingent payments in cash or stock from Verastem, we believe that our current cash and cash equivalents will be adequate to satisfy our capital needs into the first quarter of 2019 based on our operational plans, which do not include duvelisib expenses going forward. Our operational plans also include lower 2017 monthly cash burn as a result of the 2016 restructuring activities (see Note 11 and “Organizational Restructuring”).
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

•	the timing of, and the costs involved in, obtaining regulatory approvals for IPI-549;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;

•	any breach, acceleration event or event of default under any agreements with third parties;

•	whether Takeda elects to receive repayment of the principal of the convertible promissory Note and the interest accrued thereon in cash or in shares of our common stock;

•	the outcome of any lawsuits that could be brought against us;

•	the cost of acquiring raw materials for, and of manufacturing, our product candidates is higher than anticipated;

•	the cost or quantity required of comparator drugs used in clinical studies increases; and

•	a loss in our investments due to general market conditions or other reasons.

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
There were no material changes to our contractual obligations during the six months ended June 30, 2017 except related to the 784 Memorial Drive Lease, which will terminate effective August 31, 2017 (see Note 10).
Under the Takeda Agreement, we are obligated to pay to Takeda up to $5.0 million in remaining success-based milestone payments for the development of a product candidate other than duvelisib, which could include IPI-549, and up to an aggregate of $165 million in success-based milestone payments for the approval and commercialization of a product candidate other than duvelisib, which could include IPI-549. Because the achievement of these milestones had not occurred as of June 30, 2017, such contingencies have not been recorded in our financial statements.
Under the terms of the agreement with Mundipharma and Purdue, we are obligated to pay Mundipharma and Purdue a 4% royalty in the aggregate, subject to reduction as described below, on worldwide net sales of products that were covered by the alliance until such time as they have recovered approximately $260 million, representing the research and development funding paid for research and development services performed by us through the termination of the strategic alliance. After this cost recovery, our royalty obligations to Mundipharma and Purdue will be reduced to a 1% royalty on net sales in the United States of products that were previously subject to the strategic alliance. All payments are contingent upon the successful commercialization of products that were subject to the alliance, which products require significant further development. As such, there is significant uncertainty about whether any such products will ever be approved or commercialized. If no products are commercialized, no payments will be due by us to Mundipharma and Purdue; therefore, such contingencies have not been recorded in our financial statements.
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
A hypothetical 100 basis point increase in interest rates would not result in a change in the fair value of our investments as of June 30, 2017, as compared to an approximate $25,000 decrease as of December 31, 2016.

Item 4.	Controls and Procedures

Our management, with the participation of our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our principal executive and financial officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have no approved products, have generated no product revenue from sales, and have primarily incurred operating losses. As of June 30, 2017, we had an accumulated deficit of $653.1 million. We expect to continue to spend significant resources to fund IPI-549, our selective inhibitor of phosphoinositide-3-kinase, or PI3K, gamma. While we may have net income in some periods as the result of non-recurring collaboration revenue, we expect to incur substantial operating losses over the next several years as our clinical trial and drug manufacturing activities continue. In addition, if we proceed to seek and possibly obtain regulatory approval of IPI-549, we would expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. As a result, we expect that our accumulated deficit would also increase significantly.
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
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time consuming, expensive and uncertain process that takes years to complete. We will need substantial additional funds to support our planned operations. In the absence of additional funding or business development activities, we believe that our existing cash and cash equivalents at June 30, 2017 will be adequate to satisfy our capital needs into the first quarter of 2019 based on our operating plans.
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

•
whether Takeda Pharmaceuticals Company Limited, or Takeda, our PI3K licensor, elects to receive repayment of the principal of the convertible promissory note that we issued on July 26, 2017, or the Note, and the interest accrued thereon in cash or in shares of our common stock;

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
We may seek additional funding through public or private financings of equity or debt securities, but such financing may not be available on acceptable terms, if at all. If we raise additional funds through the issuance of additional debt or equity securities, or if Takeda elects to receive our common stock as repayment of the principal of Note and interest accrued thereon, it could result in dilution to our existing stockholders, increased fixed payment obligations and the existence of securities with rights that may adversely affect the rights of our existing stockholders including liquidation or other preferences and anti-dilution protections. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, make capital expenditures, create liens, redeem stock, declare dividends, and acquire, sell or license intellectual property rights, or other operating restrictions that could adversely impact our ability to conduct our business. Any of these events could significantly harm our business, financial condition and prospects. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.

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
For example, we are evaluating IPI-549, our only product candidate, in clinical development. If our Phase 1/1b clinical trial of IPI-549 is successful, we will need to conduct further clinical trials and will need to apply for regulatory approval before we may market or sell any products based on IPI-549. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that IPI-549 will not obtain marketing approval. Even if IPI-549 has a beneficial effect, that effect may not be detected during clinical evaluation as a result of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials. Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of IPI-549 that is greater than the actual positive effect, if any. Similarly, in our clinical trials we may fail to detect toxicity of or intolerability caused by IPI-549 or mistakenly believe that IPI-549 is toxic or not well tolerated when that is not in fact the case.
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
IPI-549 is an inhibitor of the gamma isophorm of PI3K, and we believe it is the only PI3K-gamma selective inhibitor in clinical development. However, there are many competitors developing or commercializing therapies targeting macrophage biology, including the following competitors, which we believe to be conducting clinical studies of product candidates targeting one or more aspects of macrophage biology: Incyte Corporation (through its collaboration with Calithera Inc.), Five Prime Therapeutics, Inc., Plexxikon Inc., Eli Lilly and Company, Amgen Inc., F. Hoffmann-La Roche Ltd, Forty Seven Inc., Celgene Corporation, Trillium Therapeutics Inc., Pfizer, XBiotech, Inc., AbbVie Inc., Takeda Pharmaceuticals International, Inc., Novartis AG, Efranat Ltd., Seattle Genetics, Inc., Apexigen Inc., X4 Pharmaceuticals, Inc., Syntrix Biosystems, and Alligator Bioscience AB.
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
In addition, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocol for the trial. The FDA requires us to comply with certain standards, referred to as good clinical practices, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. If any of our trial investigators or third-party contractors does not comply with good clinical practices, we may not be able to use the data and reported results from the trial. If this noncompliance were to occur, our ability to obtain regulatory approval for and to commercialize IPI-549 could be delayed or put at risk.

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
We are party to several license agreements under which we license patent rights and other intellectual property related to our business including the Takeda Agreement, under which we obtained rights to discover, develop and commercialize pharmaceutical products targeting the delta and/or gamma isoforms of PI3K, including IPI-549 and duvelisib. We may enter into additional license agreements in the future. Our license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with our obligations under these licenses, our licensors may have the right to terminate these license agreements, in which event we might not be able to market IPI-549 that is covered by these agreements, or our licensors may convert the license to a non-exclusive license, which could adversely affect the value of IPI-549 being developed under the license agreement. Termination of these license agreements or reduction or elimination of our licensed rights may also result in our having to negotiate new or reinstated licenses with less favorable terms. For example, if we fail to use diligent efforts to develop and commercialize products licensed under the Takeda Agreement, or if Verastem materially breaches the Verastem Agreement, we could lose our license rights under the Takeda Agreement, including rights to IPI-549.
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
Current and future legislation may increase the difficulty and cost for us and any collaborators to obtain marketing approval and commercialization of IPI-549 and affect the price we, or they, may obtain.
In the United States and foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of IPI-549, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any collaborators, may receive for any approved products.
In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the ACA. Among the provisions of the ACA of potential importance to our business and IPI-549 are the following:

•	an annual, non-deductible fee on any entity that manufactures or imports specified branded prescription products and biologic agents;

•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;

•	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for products that are inhaled, infused, instilled, implanted or injected;

•	expansion of healthcare fraud and abuse laws, including the civil False Claims Act and the federal Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance;

•
a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand products to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient products to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability to individuals enrolled in Medicaid managed care organizations;

•	expansion of eligibility criteria for Medicaid programs;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	new requirements to report certain financial arrangements with physicians and teaching hospitals;

•	a new requirement to annually report product samples that manufacturers and distributors provide to physicians;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

•
a new Independent Payment Advisory Board, or IPAB, which has authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription products; and

•	established the Center for Medicare and Medicaid Innovation within the Center for Medicare and Medicaid Services to test innovative payment and service delivery models.
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2024 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.
With the new Administration and Congress, there will likely be additional administrative or legislative changes, including modification, repeal, or replacement of all, or certain provisions of, the ACA. In January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. The Budget Resolution is not a law, however, it is widely viewed as the first step toward the passage of legislation that would repeal certain aspects of the ACA. Further, on January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices.
At the same time, Congress has focused on additional legislative changes, including in particular repeal and replacement of certain provisions of the ACA. To those ends, on May 4, 2017, the US House of Representatives passed the American Health Care Act and the Senate is currently considering legislative proposals leading to new healthcare reform legislation. It remains to be seen, however, whether new legislation repealing and replacing the ACA is enacted and, if so, precisely what the new legislation will provide, when it will be enacted and what impact it will have on the availability of healthcare and containing or lowering the cost of healthcare. It is possible that these repeal and replacement initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits. It is also possible that some ACA provisions that generally are not favorable for the research-based pharmaceutical industry could also be repealed along with ACA coverage expansion provisions. At this point, healthcare reform and its impacts on the Company are highly uncertain in many respects.
The costs of prescription pharmaceuticals in the United States has also been the subject of considerable discussion in the United States, and members of Congress and the Administration have stated that they will address such costs through new legislative and administrative measures. The pricing of prescription pharmaceuticals is also subject to governmental control outside the United States. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost effectiveness of our product candidates to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our ability to generate revenues and become profitable could be impaired.
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

•
our entry into key agreements, including those related to the acquisition or in-licensing of new programs, or the termination of key agreements, including the Takeda Agreement or the Verastem Agreement;

•
our indebtedness, including our issuance of the Note to Takeda, and any potential dilution from the repayment of such debt and interest accrued thereon in shares of our common stock at Takeda’s election;

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
Our common stock is currently listed for quotation on the NASDAQ Global Select Market. We are required to meet specified requirements in order to maintain our listing on the NASDAQ Global Select Market, including, among other things, a minimum bid price of $1.00 per share. Since June 2016, our bid price has often been under $2.00 per share. If our bid price falls below $1.00 per share for 30 consecutive business days, we will receive a deficiency notice from NASDAQ advising us that we have 180 days to regain compliance by maintaining a minimum bid price of at least $1.00 for a minimum of ten consecutive business days. Under certain circumstances, NASDAQ could require that the minimum bid price exceed $1.00 for more than ten consecutive days before determining that a company complies.
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
We anticipate retaining any future earnings for reinvestment in the infrastructure and personnel necessary to support our development and eventual commercialization efforts. Therefore, we do not anticipate paying cash dividends in the future. As a result, only appreciation of the price of our common stock will provide a return to stockholders. Investors seeking cash dividends should not invest in our common stock.
Our executive officers, directors and major shareholders may be able to exert significant control over the company, which may make an acquisition of us difficult.
To our knowledge, based on the number of shares of our common stock outstanding on July 28, 2017, stockholders beneficially owning 5% or more of our common stock, as well as our executive officers, directors, and their respective affiliates, beneficially owned in the aggregate approximately 45% of our common stock. These stockholders have the ability to influence our company through this ownership position. For example, as a result of this concentration of ownership, these stockholders, if acting together, may have the ability to affect the outcome of matters submitted to our stockholders for approval, including the election and removal of directors, changes to our equity compensation plans and any merger or similar transaction. This concentration of ownership may, therefore, harm the market price of our common stock by:

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
As of June 30, 2017, we had $66.2 million in cash and cash equivalents. We historically have invested these amounts in money market funds, corporate obligations, U.S. government-sponsored enterprise obligations, U.S. Treasury securities and mortgage-backed securities meeting the criteria of our investment policy, which prioritizes the preservation of our capital. Corporate obligations may include obligations issued by corporations in countries other than the United States, including some issues that have not been guaranteed by governments and government agencies. Our investments are subject to general credit, liquidity, market and interest rate risks and instability in the global financial markets. We may realize losses in the fair value of these investments or a complete loss of these investments. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio may have a material adverse effect on our financial results and the availability of cash to fund our operations.

Item 6.	Exhibits
(a) Exhibits.
The exhibits listed in the Exhibit Index are included in this report.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFINITY PHARMACEUTICALS, INC.
Date: August 3, 2017	By:	/s/ LAWRENCE E. BLOCH, M.D., J.D.
Lawrence E. Bloch, M.D., J.D.
President
(Principal Financial Officer & Principal Accounting Officer)

EXHIBIT INDEX

	Description	Incorporated by Reference
Exhibit No.		Form	SEC Filing date	Exhibit Number	Filed with this 10-Q
3.1	Restated Certificate of Incorporation of the Registrant.	10-Q	8/9/2007	3.1
3.2	Amended and Restated Bylaws of the Registrant.	8-K	3/17/2009	3.1
4.1	Form of Common Stock Certificate.	10-K	3/14/2008	4.1
10.1	Second Amendment of Lease, dated as of May 18, 2017, between Infinity Pharmaceuticals, Inc. and BHX, LLC as trustee of 784 Realty Trust.	8-K	5/22/2017	10.1
10.2	Third Amendment of Lease, dated as of May 31, 2017, between Infinity Pharmaceuticals, Inc. and BHX, LLC as trustee of 784 Realty Trust.	8-K	6/2/2017	10.1
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. Filed herewith.				X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. Filed herewith.				X
32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.				X
32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.				X
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. Filed herewith.
					X