Form 10-Q
period 2017-09-30
INFINITY PHARMACEUTICALS, INC.
filed 2017-11-07
CIK 1113148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on November 2, 2017: 50,711,433

INFINITY PHARMACEUTICALS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2017

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$33,580	$74,060
Available-for-sale securities	21,995	18,004
Restricted cash	—	1,152
Prepaid expenses and other current assets	8,364	8,444
Total current assets	63,939	101,660
Property and equipment, net (note 8)	309	23,424
Restricted cash, less current portion	—	530
Other assets	23	41
Total assets	$64,271	$125,655
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$354	$2,413
Accrued expenses	4,517	21,008
Financing obligation, current (note 8)	—	442
Note payable (note 9)	6,000	—
Total current liabilities	10,871	23,863
Deferred rent (note 8)	—	183
Financing obligation, less current portion (note 8)	—	19,149
Other liabilities	26	6
Total liabilities	10,897	43,201
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Common Stock, $0.001 par value; 100,000,000 shares authorized; 50,689,512 and 50,374,871 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	51	50
Additional paid-in capital	713,548	708,096
Accumulated deficit	(660,223)	(625,689)
Accumulated other comprehensive loss	(2)	(3)
Total stockholders’ equity	53,374	82,454
Total liabilities and stockholders’ equity	$64,271	$125,655
The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Collaboration revenue	$6,000	$—	$6,000	$18,723
Operating expenses:
Research and development	9,338	12,814	17,278	104,949
General and administrative	4,505	7,120	17,147	33,648
Total operating expenses	13,843	19,934	34,425	138,597
Gain on AbbVie Opt-Out (note 9)	—	—	—	112,216
Loss from operations	(7,843)	(19,934)	(28,425)	(7,658)
Other income (expense):
Interest expense	(287)	(305)	(890)	(921)
Other expense (note 8)	—	—	(6,882)	—
Investment and other income	1,026	741	1,663	1,408
Total other income (expense)	739	436	(6,109)	487
Net loss	$(7,104)	$(19,498)	$(34,534)	$(7,171)
Basic and diluted loss per common share:	$(0.14)	$(0.39)	$(0.68)	$(0.15)
Basic and diluted weighted average number of common shares outstanding:	50,635,828	49,583,776	50,505,783	49,448,725
Other comprehensive loss:
Net unrealized holding gains (losses) on available-for-sale securities arising during the period	(2)	(1)	1	(44)
Comprehensive loss	$(7,106)	$(19,499)	$(34,533)	$(7,215)

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net loss	$(34,534)	$(7,171)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash gain on AbbVie Opt-Out	—	(112,216)
Note payable	6,000	—
Depreciation	1,645	2,566
Stock-based compensation, including 401(k) match	5,391	10,317
Non-cash adjustment to financing obligation	1,882	—
Impairment of property and equipment	—	771
Gain on sale of property and equipment	(772)	(488)
Other, net	(3)	137
Changes in operating assets and liabilities:
Prepaid expenses and other assets	997	654
Accounts payable, accrued expenses and other liabilities	(18,525)	(9,235)
Deferred revenue	—	(18,723)
Net cash used in operating activities	(37,919)	(133,388)
Investing activities
Purchases of property and equipment	(26)	(661)
Proceeds from sale of assets	—	1,146
Purchases of available-for-sale securities	(21,987)	(52,490)
Proceeds from maturities of available-for-sale securities	18,000	83,625
Proceeds from sales of available-for-sale securities	—	11,953
Net cash (used in) provided by investing activities	(4,013)	43,573
Financing activities
Proceeds from issuances of common stock related to stock incentive plans and awards	62	444
Proceeds from issuances of common stock related to employee stock purchase plan	—	18
Release of restricted cash	1,682	—
Payments on financing obligation	(292)	(310)
Net cash provided by financing activities	1,452	152
Net decrease in cash and cash equivalents	(40,480)	(89,663)
Cash and cash equivalents at beginning of period	74,060	188,170
Cash and cash equivalents at end of period	$33,580	$98,507
Supplemental cash flow information
Cash paid for interest	$802	$921
The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

Infinity Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization
Infinity Pharmaceuticals, Inc., is an innovative biopharmaceutical company dedicated to developing novel medicines for people with cancer. As used throughout these unaudited, condensed consolidated financial statements, the terms “Infinity,” “we,” “us,” and “our” refer to the business of Infinity Pharmaceuticals, Inc., and its wholly-owned subsidiaries.
2. Basis of Presentation
These condensed consolidated financial statements include the accounts of Infinity and its wholly-owned subsidiaries. We have eliminated all significant intercompany accounts and transactions in consolidation.
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017.
The information presented in the condensed consolidated financial statements and related footnotes at September 30, 2017, and for the three and nine months ended September 30, 2017 and 2016, is unaudited, and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2016 have been derived from our audited financial statements. For further information, please refer to the consolidated financial statements and accompanying footnotes included in our annual report on Form 10-K for the fiscal year ended December 31, 2016 filed with the U.S. Securities and Exchange Commission, or SEC, on March 14, 2017, which we refer to as our 2016 Annual Report on Form 10-K.
Liquidity
We have generated an accumulated deficit of $660.2 million and will require substantial additional capital to fund operations. Our success is dependent on our ability to develop our sole clinical stage product candidate, IPI-549, an orally administered immuno-oncology product candidate that selectively inhibits the enzyme phosphoinositide-3-kinase-gamma, or PI3K-gamma, and ultimately upon our ability to attain profitable operations. We are subject to a number of risks similar to other life science companies seeking to develop and commercialize pharmaceuticals, including, but not limited to, risks relating to the successful development of IPI-549 and our need for additional funding, which may not be available.
As of September 30, 2017, we had cash and cash equivalents and available-for-sale securities of $55.6 million. Excluding the potential $22.0 million contingent payment in cash or stock from Verastem Inc., or Verastem (see Note 9), we believe that our current cash and cash equivalents will be adequate to satisfy our capital needs into the first quarter of 2019 based on our current operational plan. For more information, refer to the section titled “Liquidity and Capital Resources” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Reclassifications
Certain amounts in the prior years’ financial statements have been reclassified to conform with the current year presentation. These reclassifications have no impact on previously reported net income, net loss or cash flows.
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

	At September 30,
	2017	2016
Stock options	7,646,250	7,795,707
Warrants (excluded from treasury stock method)	1,000,000	1,000,000
Unvested restricted stock	457,822	1,341,600
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, No. 2014-9, Revenue from Contracts with Customers, or ASU No. 2014-9, which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. ASU No. 2014-9 was originally effective for interim and annual periods beginning after December 15, 2016. In August 2015, the FASB issued a one-year deferral of the effective date of this standard to annual reporting periods, and interim reporting periods within those years, beginning after December 15, 2017. Entities are allowed to adopt the standard as of the original effective date. The standard allows for two transition methods - full retrospective, in which the standard is applied to each prior reporting period presented, or modified retrospective, in which the cumulative effect of initially applying the standard is recognized at the date of initial adoption. We expect to elect the modified retrospective approach and are continuing to evaluate the impact that ASU No. 2014-09 may have on our consolidated financial statements in connection with collaboration and license agreements.
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

Recently Adopted Accounting Pronouncements
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, or ASU No. 2016-09, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification of cash flows. We adopted ASU No. 2016-09 as of January 1, 2017. Under the new standard, all excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the statement of operations. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. We applied the modified retrospective adoption approach upon adoption of the standard, and prior periods have not been adjusted. As a result, we established a net operating loss deferred tax asset of $7.5 million to account for prior period excess tax benefits through retained earnings and an offsetting valuation allowance of $7.5 million through retained earnings because it is not more likely than not that the deferred tax asset will be realized due to historical and expected future losses. We elected to recognize forfeitures related to employee share-based payments as they occur. There was no material impact on our financial statements as a result of the adoption of this guidance.
4. Stock-Based Compensation
Total stock-based compensation expense related to all equity awards for the three and nine months ended September 30, 2017 and 2016 was comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Research and development	$290	$1,075	$1,391	$5,041
General and administrative	1,297	1,714	4,000	5,276
Total stock-based compensation expense	$1,587	$2,789	$5,391	$10,317
As of September 30, 2017, we had approximately $5.7 million of total unrecognized compensation cost related to unvested common stock options, restricted common stock and awards under our Employee Stock Purchase Plan, or ESPP, which are expected to be recognized over a weighted-average period of 1.2 years.
Restricted Stock
During the nine months ended September 30, 2017, no restricted stock was granted, 148,300 shares of restricted stock were forfeited and 190,989 shares of restricted stock vested. As of September 30, 2017, 457,822 shares of restricted stock are issued and unvested. During the nine months ended September 30, 2016, 1,521,600 shares of restricted stock were granted, 180,000 shares of restricted stock were forfeited, and no restricted stock vested. As of September 30, 2016, 1,341,600 shares of restricted stock are issued and unvested. The restricted stock vests, if at all, based on the achievement of specified performance conditions.
We recognized $0.3 million of stock compensation expense for the nine months ended September 30, 2017 related to restricted stock. We did not recognize any stock compensation expense related to restricted stock for the nine months ended September 30, 2016.
Stock Options
During the nine months ended September 30, 2017, we granted options to purchase 4,726,500 shares of our common stock at a weighted average fair value of $1.17 per share and a weighted average exercise price of $1.61 per share. During the nine months ended September 30, 2016, we granted options to purchase 1,617,472 shares of our common stock at a weighted average fair value of $3.75 per share and a weighted average exercise price of $6.14 per share. For the three and nine months ended September 30, 2017 and 2016, the fair values were estimated using the Black-Scholes valuation model using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Risk-free interest rate	2.0%	—	1.9%	1.8%
Expected annual dividend yield	—	—	—	—
Expected stock price volatility	88.6%	—	90.0%	73.0%
Expected term of options	6.3 years	—	5.6 years	5.4 years
During the nine months ended September 30, 2017, no options to purchase shares of common stock were exercised.
Employee Stock Purchase Plan
We temporarily suspended the ESPP program on June 24, 2016, and our Board of Directors approved the commencement of a new offering period in June 2017. The weighted-average fair value of each purchase right granted during the nine months ended September 30, 2017 and 2016 was $0.98 and $2.91, respectively. For the nine months ended September 30, 2017 and 2016, the fair values were estimated using the Black-Scholes valuation model using the following weighted-average assumptions:

	Nine Months Ended September 30,
	2017	2016
Risk-free interest rate	1.2%	0.8%
Expected annual dividend yield	—	—
Expected stock price volatility	101.8%	63.5%
Expected term	1.3 years	1.3 years
5. Cash, Cash Equivalents and Available-for-Sale Securities
The following is a summary of cash, cash equivalents and available-for-sale securities:

	September 30, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$33,580	$—	$—	$33,580
Available-for-sale securities:
U.S. Treasury securities due in one year or less	1,496	—	—	1,496
U.S. government-sponsored enterprise obligations due in one year or less	20,501	1	(3)	20,499
Total available-for-sale securities	21,997	1	(3)	21,995
Total cash and cash equivalents	$55,577	$1	$(3)	$55,575

	December 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$74,060	$—	$—	$74,060
Available-for-sale securities:
U.S. Treasury securities due in one year or less	6,753	—	(1)	6,752
U.S. government-sponsored enterprise obligations due in one year or less	11,254	—	(2)	11,252
Total available-for-sale securities	18,007	—	(3)	18,004
Total cash, cash equivalents and available-for-sale securities	$92,067	$—	$(3)	$92,064

We held seven debt securities at September 30, 2017 that had been in an unrealized loss position for less than 12 months and no debt securities that had been in an unrealized loss position for 12 months or greater. The fair value of these securities was $13.6 million. There were no material unrealized losses from these securities. As of September 30, 2017, we held no securities in foreign financial institutions. We evaluated our securities for other-than-temporary impairments based on quantitative and qualitative factors. We considered the decline in market value for these securities to be primarily attributable to current economic and market conditions. It is not more likely than not that we will be required to sell these securities, and we do not intend to sell these securities before the recovery of their amortized cost basis. Based on our analysis, we do not consider these investments to be other-than-temporarily impaired as of September 30, 2017.
We had no material realized gains or losses on our available-for-sale securities for the three and nine months ended September 30, 2017 and 2016. There were no other-than-temporary impairments recognized for the three and nine months ended September 30, 2017 and 2016.
6. Fair Value
We use a valuation hierarchy for disclosure of the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs, which we consider the highest level inputs, are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. The classification of a financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. For our fixed income securities, we reference pricing data supplied by our custodial agent and nationally known pricing vendors, using a variety of daily data sources, largely readily-available market data and broker/dealer quotes. We validate the prices provided by our third party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our pricing services as of September 30, 2017 and December 31, 2016.

The following table provides the assets carried at fair value measured on a recurring basis as of September 30, 2017 and December 31, 2016:

	Level 1	Level 2
	(in thousands)
September 30, 2017
Assets:
Cash and cash equivalents	$31,581	$1,999
U.S. Treasury securities	—	1,496
U.S. government-sponsored enterprise obligations	—	20,499
Total	$31,581	$23,994
December 31, 2016
Assets:
Cash and cash equivalents	$61,008	$13,052
U.S. Treasury securities	—	6,752
U.S. government-sponsored enterprise obligations	—	11,252
Total	$61,008	$31,056
The fair value of the available-for-sale securities and cash and cash equivalents (including asset types listed above with maturities of three months or less at the time of purchase) is based on the following inputs for both U.S. Treasury securities and U.S, government-sponsored enterprise obligations: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including TRACE® reported trades.
The carrying amounts reflected in the condensed consolidated balance sheets for prepaid expenses and other current assets, other assets, accounts payable and accrued expenses approximate their fair value due to their short-term maturities.
There have been no changes to our valuation methods during the nine months ended September 30, 2017. We evaluate transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1 and Level 2 during the nine months ended September 30, 2017. We had no available-for-sale securities that were classified as Level 3 at any point during the nine months ended September 30, 2017 or during the year ended December 31, 2016.
7. Prepaid expenses and other current assets
Prepaid expenses and other current assets consist of the following:

	September 30, 2017	December 31, 2016
	(in thousands)
Prepaid expenses	$1,107	$3,336
Other current assets	1,257	5,108
Verastem receivable (note 9)	6,000	—
Total prepaid expenses and other current assets	$8,364	$8,444
8. Property and Equipment
Property and equipment consist of the following:

	September 30, 2017	December 31, 2016
	(in thousands)
Computer equipment and software	$4,019	$4,411
Furniture and fixtures	—	918
Building and building improvements	—	23,586
Leasehold improvements	—	431
	4,019	29,346
Less accumulated depreciation	(3,710)	(5,922)
	$309	$23,424
On September 25, 2014, we entered into a lease agreement, or the Lease, with BHX, LLC, as trustee of 784 Realty Trust, or the Landlord, for the lease of office space at 784 Memorial Drive, Cambridge, Massachusetts. The term of the Lease commenced on November 1, 2014, or the Commencement Date, and was to expire on March 31, 2025. Pursuant to the Lease, on the Commencement Date we agreed to lease the entire building consisting of approximately 61,000 square feet.
On the Commencement Date, building construction was initiated to suit our then-anticipated future needs. We were responsible for the construction project, including having responsibility to pay for a portion of the structural elements of the building and bearing the risk of cost overruns. As such, we were deemed the owner of the building for accounting purposes, and we recorded the building in our property and equipment balance, although legal ownership remained with the Landlord. Our balance sheet also reflected a financing obligation related to this building. Depreciation on the building and building improvements commenced in June 2015. At December 31, 2016, the accompanying condensed consolidated balance sheet reflects the building and building improvements, net of accumulated depreciation, of approximately $22.0 million and a financing obligation of approximately $19.6 million.
On March 27, 2017, we and the Landlord entered into an amendment to the Lease under which we and the Landlord agreed to the early termination of the Lease subject to the satisfaction of specified contingencies, which we refer to as Lease Termination Contingencies, and a termination payment of $5.0 million, which we refer to as the Termination Payment and describe further below. The Lease amendment was extended by entry into a second lease amendment dated May 1, 2017 and a third lease amendment dated May 31, 2017. We refer to the Lease amendment and its extensions as the Lease Amendments.
The Lease Termination Contingencies were satisfied on June 15, 2017 and, pursuant to the Lease Amendments, we paid the first installment of the Termination Payment to the Landlord on June 19, 2017 of $4.5 million and the final installment of the Termination Payment on August 24, 2017 of $0.5 million. The Lease, as amended, terminated effective August 31, 2017. Upon lease termination, the net carrying value of the building and building improvements, leasehold improvements, and the related financing obligation and deferred rent at August 31, 2017 were removed from our consolidated balance sheet.
We provided a security deposit to the Landlord in the form of a letter of credit in the initial amount of $1.0 million, which was reduced by $0.5 million in April 2017. The remaining $0.5 million was returned to us in September 2017 following the payment of the final installment of the Termination Payment.
During the nine-month period ended September 30, 2017, we recorded other expense of $6.9 million which represents the loss incurred to terminate the financing obligation in connection with the August 31, 2017 lease termination. This loss was comprised of: (i) $1.9 million representing the difference between the carrying value of the building and building improvements and the related financing obligation and deferred rent at August 31, 2017; and (ii) the $5.0 million Termination Payment.
During the three and nine months ended September 30, 2017, we sold certain personal property, fixtures and equipment that had a net book value of approximately $0.1 million for proceeds of $0.9 million resulting in a net gain of $0.8 million. The proceeds were received in October 2017.
9. Collaborations
Takeda
In July 2010, we entered into a development and license agreement with Intellikine, Inc., or Intellikine, under which we obtained rights to discover, develop and commercialize pharmaceutical products targeting the gamma and/or delta isoforms of PI3K, including IPI-549 and duvelisib, an oral, dual inhibitor of PI3K delta and gamma. In January 2012, Intellikine was acquired by Takeda Pharmaceuticals Company Limited. We refer to our PI3K inhibitor program licensor as Takeda. In

December 2012, we amended and restated our development and license agreement with Takeda and further amended the agreement in July 2014, September 2016 and July 2017. We refer to the amended and restated development and license agreement, as amended, as the Takeda Agreement.
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
Under the September 2016 amendment to the Takeda Agreement, and in connection with our entry into the Verastem Agreement described below, we are no longer obligated to pay Takeda any remaining milestone payments for the development, approval or commercialization of duvelisib. In return, we are obligated to pay Takeda 50% of all revenue arising from certain qualifying transactions for duvelisib, including those under the Verastem Agreement, described in more detail below, subject to certain exceptions including revenue we receive as reimbursement for duvelisib research and development expenses.
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
The July 2017 amendment to the Takeda Agreement terminated our obligations to pay royalties to Takeda with respect to worldwide net sales of products containing or comprised of a selective inhibitor of PI3K gamma, including but not limited to IPI-549. In consideration for such termination, we concurrently executed a convertible promissory note, which we refer to as the Takeda Note, pursuant to which we are obligated to pay Takeda, or its designated affiliate, the principal amount of $6.0 million together with interest accruing at a rate of 8% per annum on or before July 26, 2018 in cash or in shares of our common stock, at the election of Takeda. The share payment price would be equal to the average closing price of our common stock for the 20 days prior to the payment date. We have the right to prepay the Takeda Note, in whole or in part, without penalty and any amounts owed under the Takeda Note would become immediately due and payable in the event of a change of control of Infinity, as defined in the Takeda Note. Additionally, any unpaid amounts may become immediately due and payable upon customary events of default, as defined in the Takeda Note. The $6.0 million has been included in our accompanying condensed consolidated balance sheets as a current liability titled Note Payable. For the three months ended September 30, 2017, we recorded the $6.0 million in research and development expense and $0.1 million of interest expense related to the Takeda Note.
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

Under the Verastem Agreement, we have financial responsibility for up to $4.5 million of costs related to the shutdown of certain specified clinical studies. We have incurred the $4.5 million maximum for clinical study shutdown costs through September 30, 2017. Following a short transition period, which terminated December 31, 2016, Verastem has assumed all financial and operational responsibility for the duvelisib program except for the clinical shutdown costs and certain clinical close-out activities that we agreed to retain. Verastem will reimburse us for costs incurred by us during the transition period associated with the clinical studies assumed by Verastem.
Pursuant to the terms of the Verastem Agreement, Verastem is required to make the following payments to us in cash or, at Verastem’s election, in whole or in part, in shares of Verastem common stock: (i) $6.0 million upon the completion of the DUO Study if the results of the DUO Study meet certain pre-specified criteria and (ii) $22.0 million upon the approval for a Licensed Product of a new drug application, or NDA, in the United States or approval of an application for marketing authorization with a regulatory authority outside of the United States. On September 6, 2017, Verastem notified us that the DUO Study met the pre-specified criteria and we had earned the $6.0 million payment. Verastem elected to pay cash for the required payment. During the three months ended September 30, 2017, we recorded revenue of $6.0 million for the achievement of this payment. Additionally, we recorded a receivable of $6.0 million in prepaid expenses and other current assets as of September 30, 2017, and payment was received in October 2017.
For any portion of the remaining payment that Verastem elects to pay in shares of Verastem common stock in lieu of cash, the number of shares of Verastem common stock to be issued would be determined by multiplying (1) 1.025 by (2) the number of shares of common stock equal to (a) the amount of the payment to be paid in shares of common stock divided by (b) the average closing price of a share of common stock as quoted on NASDAQ for a twenty day period following the public announcement of the applicable event. The shares of common stock would be issued as unregistered securities, and Verastem would have an obligation to promptly file a registration statement with the SEC to register such shares for resale. Any issuance of shares would be subject to the satisfaction of standard closing conditions, including that all material authorizations, consents, and similar approvals necessary for such issuance shall have been obtained.
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
The Verastem Agreement expires when each party no longer has any obligations to the other party under the Verastem Agreement. Verastem has the right to terminate the Verastem Agreement upon at least 180 days’ prior written notice to us at any time. Either party may terminate the Verastem Agreement if the other party materially breaches or defaults in the performance of its obligations. If we terminate the Verastem Agreement for Verastem’s material breach, patent challenge, or insolvency, or if Verastem terminates for convenience, then, at our request and subject to our execution of a waiver of certain types of damages, Verastem will transition the duvelisib program back to us at Verastem’s cost. If Verastem terminates for our breach or insolvency, Verastem will effect a more limited transition of the duvelisib program to us at our request and cost, subject to our execution of a waiver of certain types of damages, and we will thereafter pay to Verastem a low single-digit royalty on net sales of Licensed Products.
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
We and AbbVie shared oversight of development and agreed to use diligent efforts, as defined in the AbbVie Agreement, to carry out our development activities under an agreed upon development plan. We had primary responsibility for the conduct of development of Duvelisib Products and had the initial responsibility to manufacture Duvelisib Products. AbbVie had responsibility for the conduct of certain contemplated combination clinical studies, which we refer to as the AbbVie Studies. Excluding the AbbVie Studies, we were responsible for all costs to develop and manufacture Duvelisib Products up to a maximum amount of $667 million. The development and manufacturing costs for the AbbVie Studies were shared equally. During the three and nine months ended September 30, 2017, we did not recognize any expense related to shared costs with AbbVie. During the three and nine months ended September 30, 2016, we recognized an expense of $1.9 million and $9.5 million, respectively, in research and development expense related to our portion of the shared costs.
We and AbbVie shared operational responsibility and decision making authority for commercialization of Duvelisib Products in the United States. Prior to commercialization and regulatory approval, we recognized the cost of manufacturing as a component of research and development and the cost of commercialization as a component of general and administrative expenses. During the three and nine months ended September 30, 2016, we accounted for AbbVie’s share of the costs as a reduction of the related expense or as additional expense. We recognized credits of approximately $0.9 million and $1.0 million during the three and nine months ended September 30, 2016, respectively, in research and development expense related to these costs. During the three and nine months ended September 30, 2016, we recognized credits of $1.8 million and $4.4 million, respectively, in general and administrative expense related to these costs.
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
Neither party has any ongoing financial obligation to the other party under the AbbVie Agreement.
10. Accrued Expenses
Accrued expenses consisted of the following:

	September 30, 2017	December 31, 2016
	(in thousands)
Accrued restructuring	$—	$6,920
Accrued compensation and benefits	1,057	5,445
Accrued drug manufacturing costs	543	311
Accrued clinical studies	1,123	7,054
Accrued preclinical studies	282	2
Other	1,512	1,276
Total accrued expenses	$4,517	$21,008
11. Commitments and Contingencies
We currently sublease 6,091 square feet of office space at 784 Memorial Drive, Cambridge, Massachusetts. The term of the lease commenced on September 1, 2017 and will expire on August 31, 2019. From September 1, 2017 through August 31, 2018, the base rent of the lease is $19,796 per month. From September 1, 2018 until the expiration date, the base rent of the lease will be $20,303 per month. In addition to the base rent, we are also responsible for our share of the operating expenses, utility costs and real estate taxes, in accordance with the terms of the lease.

At September 30, 2017, future minimum payments under the lease are approximately $0.3 million, which is comprised of $0.2 million for the calendar year 2018 and $0.1 million for the calendar year 2019.
We terminated our previous lease for office space effective August 31, 2017. See Note 8 for details of the previous lease.
12. Restructuring Activities
In June 2016, we reported the top line data from DYNAMO, a registration-focused Phase 2 monotherapy study evaluating the efficacy and safety of duvelisib in patients with refractory indolent non-Hodgkin lymphoma, or iNHL. The study met its primary endpoint with an overall response rate of 46%, all of which were partial responses, among 129 patients with iNHL. As a result, we commenced the first of four restructurings that were approved by our Board of Directors in order to preserve our resources as we determined future strategic plans. We undertook the second restructuring following the AbbVie Opt-Out and undertook the third and fourth restructurings in connection with progress on our strategic plans to divest duvelisib, ultimately culminating with our entry into the Verastem Agreement. See Note 9 for additional detail on the AbbVie Opt-Out and the Verastem Agreement.
We reduced our employee headcount by approximately 75% compared to our employee headcount as of December 31, 2015 due to these four restructurings. We have existing severance plans that outline contractual termination benefits. We recognized all contractual severance and benefits outlined in the plan when termination was probable and reasonably estimable in accordance with FASB Accounting Standards Codification Topic 712, Compensation - Nonretirement Postemployment Benefits, during 2016 at the time of each restructuring.
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
The following table summarizes the impact of the 2016 restructuring activities on our operating expenses and payments for the nine months ended September 30, 2017 and the current liability remaining on our balance sheet as of September 30, 2017:

	Amounts accrued at December 31, 2016	Charges incurred during the nine months ended September 30, 2017	Amounts paid during the nine months ended September 30, 2017	Less non-cash charges during the nine months ended September 30, 2017	Amounts accrued at September 30, 2017
		(in thousands)
Employee severance, benefits and related costs for work force reduction	$6,892	$—	$6,627	$265	$—
Contract termination, prepaid expense write-offs and other related costs	28	15	43	—	—
Total restructuring	$6,920	$15	$6,670	$265	$—
During the nine months ended September 30, 2016, we recorded $16.9 million of expense related to restructuring activities of which $11.2 million is recorded in research and development expense and $5.7 million is recorded in general and administrative expense.
During the year ended December 31, 2016, we recorded $21.2 million of expense related to restructuring activities of which $13.6 million is recorded in research and development expense and $7.6 million is recorded in general and administrative expense. As of September 30, 2017, we do not have any future payments or expect to incur any additional costs.

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
Business Overview
We are an innovative biopharmaceutical company dedicated to developing novel medicines for people with cancer. We are focusing our efforts on advancing IPI-549, an orally administered, clinical-stage, immuno-oncology product candidate that selectively inhibits the enzyme phosphoinositide-3-kinase-gamma, or PI3K-gamma.
Preclinical research has demonstrated that PI3K-gamma is highly expressed in tumor-associated macrophages and that inhibition of PI3K-gamma signaling by treatment with IPI-549 results in a reprogramming of macrophages in the tumor microenvironment from the M2, or pro-tumor, phenotype to the M1, or anti-tumor, phenotype. This shift increases the number and activity of anti-tumor T cells while also increasing the production of pro-inflammatory cytokines, which can further stimulate an anti-tumor immune response. Preclinical data from multiple solid tumor in vivo models demonstrated that IPI-549 was active as a monotherapy and that IPI-549 administered in combination with checkpoint inhibition led to enhanced activity compared to either treatment alone. Additionally, preclinical in vivo tumor model data demonstrated that M2 pro-tumor macrophages are associated with resistance to treatment by immune checkpoint inhibition and that treatment with IPI-549 in combination with immune checkpoint inhibition is able to overcome this resistance. These preclinical data further elucidate the mechanism of action for IPI-549 by demonstrating that PI3K-gamma plays a key role in the immuno-suppressive tumor microenvironment.
Based on our preclinical data, we are conducting a Phase 1/1b clinical study designed to evaluate the safety, tolerability, pharmacokinetics, or PK, pharmacodynamics, or PD, and activity for IPI-549 both as a monotherapy and in combination with nivolumab, also known as Opdivo®, in approximately 200 patients with advanced solid tumors. Nivolumab is an immune checkpoint inhibitor therapy commercialized by Bristol-Myers Squibb, or BMS, that targets a receptor in the human body called programmed death receptor 1, or PD-1.
Our Phase 1/1b study consists of four components: a monotherapy dose-escalation component; a monotherapy expansion component; a combination therapy dose-escalation component designed to evaluate IPI-549 in combination with the standard regimen of nivolumab; and a combination therapy expansion component in patients with specific cancers. The combination therapy expansion component is designed to evaluate IPI-549 in combination with nivolumab in patients with selected solid tumors, including non-small cell lung cancer, melanoma, and squamous cell carcinoma of the head and neck, whose tumors have shown initial resistance or subsequently have developed resistance to immune checkpoint therapy and is intended to directly test whether IPI-549 is able to overcome resistance to checkpoint inhibitors as demonstrated in preclinical models. Additionally, the combination therapy expansion component includes a cohort of patients with a difficult-to-treat form of breast cancer commonly referred to as “triple negative breast cancer,” or TNBC, who have not previously been exposed to anti-PD-1 or anti-PD-L1 therapy.
Patient enrollment is complete in all monotherapy dose escalation cohorts ranging from 10 mg once daily, or QD, to 60 mg QD, and we have initiated the monotherapy expansion component evaluating IPI-549 dosed at 60 mg QD in approximately 25 patients with a variety of advanced solid tumors. The monotherapy expansion component dose was selected based on safety and an analysis of PK and PD that demonstrated that IPI-549 maintained near-complete suppression of PI3K-gamma across the full 24-hour dosing interval at this dose level. Patient enrollment is complete in cohorts evaluating IPI-549 dosed at 20 mg QD, 30 mg QD, and 40 mg QD, each in combination with the standard regimen of nivolumab. We expect to initiate the combination therapy expansion component in the fourth quarter of 2017.
We have entered into a clinical supply agreement with BMS under which BMS has agreed to provide nivolumab at no cost to us for use in our Phase 1/1b study of IPI-549. Under the agreement with BMS, we have agreed to provide BMS with clinical data from the study. In September 2017, we announced the expansion of our clinical collaboration with BMS to include our cohort investigating IPI-549 in combination with nivolumab in patients with TNBC.
In April 2017, we reported updated clinical data from our Phase 1/1b study of IPI-549 in a poster session at the American Association for Cancer Research, or AACR, Annual Meeting. Of the 15 evaluable patients from the monotherapy dose escalation component, preliminary data showed no dose-limiting toxicities or serious drug-related side effects and showed no side effects that led to treatment discontinuation or dose reduction. As of the March 20, 2017 data cutoff date, 6 of the 15 evaluable patients, or 40%, remained on treatment for at least 16 weeks, and three had remained on treatment for more than 32 weeks. Of the six evaluable patients from the combination therapy dose escalation component, all of whom were in the cohort evaluating IPI-549 at 20 mg QD in combination with nivolumab, preliminary data showed no dose-limiting toxicities or serious drug-related side effects and no side effects that led to treatment discontinuation. We are evaluating patients from the combination therapy dose escalation cohort assessing IPI-549 at 40 mg QD in combination with nivolumab. On November 10, 2017, we will present updated clinical and translational data from the monotherapy dose escalation component during an oral session and a poster session at the Society for Immunotherapy of Cancer Annual Meeting, or SITC 2017. We will also present an abstract entitled “Phase 1/1b, first-in-human study of the PI3K-gamma inhibitor IPI-549 as monotherapy and combined with nivolumab in patients with advanced solid tumors” during the clinical-trials-in-progress session of SITC 2017.
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
On October 13, 2017, we received a $6.0 million payment from Verastem, Inc., or Verastem, pursuant to the Verastem Agreement. The payment was made following the determination that the Phase 3 DUO clinical study evaluating the efficacy and safety of duvelisib in patients with relapsed or refractory chronic lymphocytic leukemia or small lymphocytic lymphoma met certain pre-specified criteria at completion. Please see the section entitled Strategic Alliances - Verastem for more information regarding the Verastem Agreement.
Lease Termination and Current Lease
On August 31, 2017, our lease agreement, or Lease, for approximately 61,000 square feet of office space at 784 Memorial Drive, Cambridge, Massachusetts, terminated pursuant to a Lease amendment between us and our landlord, BHX, LLC, as Trustee of 784 Realty Trust on March 27, 2017. In connection with the early termination of the Lease, we paid our Landlord a $5.0 million termination payment.
We currently sublease 6,091 square feet of office space at 784 Memorial Drive, Cambridge, Massachusetts from the new tenant. The term of the lease commenced on September 1, 2017 and will expire on August 31, 2019.
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
Takeda

In July 2010, we entered into a development and license agreement with Intellikine, Inc., or Intellikine, under which we obtained rights to discover, develop and commercialize pharmaceutical products targeting the gamma and/or delta isoforms of PI3K, including IPI-549 and duvelisib, an oral, dual inhibitor of PI3K delta and gamma. In January 2012, Intellikine was acquired by Takeda Pharmaceutical Company Limited. We refer to our PI3K inhibitor program licensor as Takeda. In December 2012, we amended and restated our development and license agreement with Takeda and further amended the agreement in July 2014, September 2016 and July 2017. We refer to the amended and restated development and license agreement, as amended, as the Takeda Agreement.
Under the terms of the Takeda Agreement, we are obligated to pay Takeda up to $5.0 million in remaining success-based milestone payments for the development of a product candidate other than duvelisib, which could include IPI-549. We are also obligated to pay Takeda up to $165 million in remaining success-based milestone payments related to the approval and commercialization of one product candidate other than duvelisib, which could be IPI-549.
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
The July 2017 amendment to the Takeda Agreement terminated our obligations to pay royalties to Takeda with respect to worldwide net sales of products containing or comprised of a selective inhibitor of PI3K gamma, including but not limited to IPI-549. In consideration for such termination, we concurrently executed a convertible promissory note, which we refer to as the Takeda Note, pursuant to which we are obligated to pay Takeda, or its designated affiliate, the principal amount of $6.0 million together with interest accruing at a rate of 8% per annum on or before July 26, 2018 in cash or in shares of our common stock, at the election of Takeda. The share payment price would be equal to the average closing price of our common stock for the 20 days prior to the payment date. We have the right to prepay the Takeda Note, in whole or in part, without penalty and any amounts owed under the Takeda Note would become immediately due and payable in the event of a change of control of Infinity, as defined in the Takeda Note. Additionally, any unpaid amounts may become immediately due and payable upon customary events of default, as defined in the Takeda Note.
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

Under the Verastem Agreement, we have financial responsibility for up to $4.5 million of costs related to the shutdown of certain specified clinical studies. We have incurred the $4.5 million maximum for clinical study shutdown costs through September 30, 2017. Following a short transition period, which terminated December 31, 2016, Verastem has assumed all financial and operational responsibility for the duvelisib program except for the clinical shutdown costs and certain clinical close-out activities that we agreed to retain. Verastem will reimburse us for costs incurred by us during the transition period associated with the clinical studies assumed by Verastem.
On September 6, 2017, Verastem notified us that the DUO Study met certain pre-specified criteria at completion triggering a $6.0 million payment under the Verastem Agreement, which we received in cash on October 13, 2017. Verastem is required to make a remaining $22.0 million payment to us, in cash, or at Verastem’s election, in whole or in part, in shares of Verastem common stock, upon the approval for a Licensed Product of a new drug application, or NDA, in the United States or approval of an application for marketing authorization with a regulatory authority outside of the United States. For any portion of the remaining payment that Verastem elects to pay in shares of Verastem common stock in lieu of cash, the number of shares of Verastem common stock to be issued would be determined by multiplying (1) 1.025 by (2) the number of shares of common stock equal to (a) the amount of the payment to be paid in shares of common stock divided by (b) the average closing price of a share of common stock as quoted on NASDAQ for a twenty day period following the public announcement of the applicable event. The shares of common stock would be issued as unregistered securities, and Verastem would have an obligation to promptly file a registration statement with the Securities and Exchange Commission, or SEC, to register such shares for resale. Any issuance of shares would be subject to the satisfaction of standard closing conditions, including that all material authorizations, consents, and similar approvals necessary for such issuance shall have been obtained.
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
The Verastem Agreement expires when each party no longer has any obligations to the other party under the Verastem Agreement. Verastem has the right to terminate the Verastem Agreement upon at least 180 days’ prior written notice to us at any time. Either party may terminate the Verastem Agreement if the other party materially breaches or defaults in the performance of its obligations. If we terminate the Verastem Agreement for Verastem’s material breach, patent challenge, or insolvency, or if Verastem terminates for convenience, then, at our request and subject to our execution of a waiver of certain types of damages, Verastem will transition the duvelisib program back to us at Verastem’s cost. If Verastem terminates for our breach or insolvency, Verastem will effect a more limited transition of the duvelisib program to us at our request and cost, subject to our execution of a waiver of certain types of damages, and we will thereafter pay to Verastem a low single-digit royalty on net sales of Licensed Products.
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
Financial Overview
Revenue
To date, all our revenue has been generated under research collaboration agreements. The terms of these research collaboration agreements may include payment to us of upfront license fees, funding or reimbursement of research and development efforts, milestone payments if specified objectives are achieved, and/or royalties on product sales. We evaluate all deliverables within an arrangement to determine whether or not they provide value on a stand-alone basis. Based on this evaluation, the deliverables are separated into units of accounting. For each unit of accounting identified within an arrangement, we determine the period over which the performance obligation occurs. Revenue is then recognized using the proportional performance method if the level of effort to complete the performance obligations under an arrangement can be reasonably estimated. We recognize revenue based upon our best estimate of the selling price for each element when there is no other means to determine the fair value of that item and allocate the consideration based on the relative values. The process for determining the best estimate of the selling price involves significant judgment and estimates.
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

Research and Development Expense
We are a drug development company. Our research and development expense has historically consisted primarily of the following:

•	compensation of personnel associated with research and development activities;

•	clinical testing costs, including payments made to contract research organizations;

•	costs of combination and comparator drugs used in clinical studies;

•	costs of purchasing laboratory supplies and materials;

•	costs of manufacturing product candidates for preclinical testing and clinical studies;

•	costs associated with the licensing of research and development programs;

•	preclinical testing costs, including costs of toxicology studies;

•	fees paid to external consultants;

•	fees paid to professional service providers for independent monitoring and analysis of our clinical trials;

•	costs for collaboration partners to perform research activities, including development milestones for which a payment is due when achieved;

•	depreciation of equipment; and

•	allocated costs of facilities.
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
Other Income and Expense
Other income and expense typically consists of interest earned on cash, cash equivalents and available-for-sale securities, gain or loss on sale of property and equipment and interest expense.
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
There have been no material changes to our critical accounting policies, other than as noted below under “New and Recently Adopted Accounting Pronouncements,” during the nine months ended September 30, 2017. Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2016 for a discussion of our critical accounting policies and significant judgments and estimates.
New and Recently Adopted Accounting Pronouncements
See Note 3 to our condensed consolidated financial statements included in Item 1, “Unaudited Condensed Consolidated Financial Statements,” of this Form 10-Q for a description of new and recently adopted accounting pronouncements applicable to our business.

Results of Operations
The following table summarizes our results of operations for each of the three and nine months ended September 30, 2017 and 2016, together with the change in these items in dollars and as a percentage:

	Three Months Ended September 30,		$ Change	% Change
	2017	2016
	(in thousands)
Collaboration revenue	$6,000	$—	$6,000	—%
Research and development expense	9,338	12,814	(3,476)	(27)%
General and administrative expense	4,505	7,120	(2,615)	(37)%
Interest expense	(287)	(305)	18	(6)%
Investment and other income	1,026	741	285	38%

	Nine Months Ended September 30,		$ Change	% Change
	2017	2016
	(in thousands)
Collaboration revenue	$6,000	$18,723	$(12,723)	(68)%
Research and development expense	17,278	104,949	(87,671)	(84)%
General and administrative expense	17,147	33,648	(16,501)	(49)%
Gain on AbbVie Opt-Out (note 9)	—	112,216	(112,216)	(100)%
Interest expense	(890)	(921)	31	(3)%
Other expense (note 8)	(6,882)	—	(6,882)	—%
Investment and other income	1,663	1,408	255	18%
Collaboration Revenue
Collaboration revenue for the three and nine months ended September 30, 2017 relates to the payment from Verastem following the determination by Verastem that the DUO Study met certain pre-specified criteria at completion.
Collaboration revenue for the three and nine months ended September 30, 2016 relates to research and development revenue from the AbbVie Agreement. Revenue related to development services and committee services related to the AbbVie Agreement was recognized using the proportionate performance method as services were provided through the AbbVie Opt-Out on June 24, 2016.
Research and Development Expense
The $3.5 million decrease in research and development expense for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 was primarily due to a decrease in compensation expense of approximately $4.8 million primarily attributable to the restructuring activities in 2016, as well as a decrease in clinical and development expenses for duvelisib of approximately $3.5 million. Further information regarding restructuring activities is described below under the heading “Liquidity and Capital Resources—Organizational Restructuring.” These decreases are partially offset by an increase in expense related to the execution of the $6.0 million Takeda Note.
The $87.7 million decrease in research and development expense for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 was primarily due to a decrease of $48.7 million related to clinical and development expenses for duvelisib. In addition, compensation expense decreased by approximately $29.5 million primarily attributable to the restructuring activities in 2016. These decreases are partially offset by an increase in expense related to the execution of the $6.0 million Takeda Note.

We began to track and accumulate expenses by major program starting on January 1, 2006. These expenses primarily relate to payroll and related expenses for personnel working on our programs, process development and manufacturing, preclinical toxicology studies, clinical trial costs and allocated costs of facilities. During the three and nine months ended September 30, 2017 and 2016, and from January 1, 2006 through September 30, 2017, we estimate that we incurred the following expenses by program:

Program	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016	January 1, 2006 to September 30, 2017
	(in millions)
PI3K inhibitor (1)	$9.5	$14.5	$17.2	$102.8	$606.2
Hsp90 inhibitor	—	—	—	—	137.8
Hedgehog pathway inhibitor	—	—	—	—	164.1

(1)	Includes both duvelisib and IPI-549. Includes expense related to the $6.0 million Takeda Note.
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
General and Administrative Expense
The $2.6 million decrease in general and administrative expense for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 was primarily attributable to a decrease in compensation due to restructuring activities in 2016.

The $16.5 million decrease in general and administrative expense for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 was primarily attributable to a decrease of $9.4 million in compensation due to restructuring activities in 2016, a decrease of $2.1 million related to professional service fees and a decrease of $1.6 million related to early duvelisib commercial activities.
Gain on AbbVie Opt-Out
The 2016 gain on AbbVie Opt-Out was non-recurring and due to the written notice of termination received from AbbVie on June 24, 2016. The AbbVie Opt-Out is irrevocable, and we have no obligation to continue to provide AbbVie any services related to Duvelisib Products after June 24, 2016.
Interest Expense
Interest expense for the three and nine months ended September 30, 2017 and 2016 was due to the financing obligation related to our 784 Memorial Drive lease (see Note 8) and the Takeda Note (see Note 9).
Other Expense
Other expense for the three and nine months ended September 30, 2017 represents the loss incurred to terminate the financing obligation in connection with the August 31, 2017 termination of the Lease at 784 Memorial Drive, Cambridge, Massachusetts. This loss was comprised of: (i) $1.9 million representing the difference between the estimated carrying value of the building and building improvements and the related financing obligation and deferred rent at August 31, 2017; and (ii) the $5.0 million Termination Payment. Further information regarding the lease termination is described in Note 8.
Investment and Other Income
Investment and other income increased for the three and nine months ended September 30, 2017 as compared to the three and nine months ended September 30, 2016 primarily as a result of a gain on the sale of personal property, fixtures and equipment.
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
Our significant capital resources are as follows:

	September 30, 2017	December 31, 2016
	(in thousands)
Cash, cash equivalents and available-for-sale securities	$55,575	$92,064
Working capital	53,068	77,797

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Cash provided by (used in):
Operating activities	$(37,919)	$(133,388)
Investing activities	(4,013)	43,573
Capital expenditures (included in investing activities above)	(26)	(661)
Financing activities	1,452	152

Cash Flows
For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, our cash used in operating activities decreased primarily due to lower research and development expenses following the license of duvelisib to Verastem. Our cash used in operating activities during the nine months ended September 30, 2017 included $6.7 million of payments for restructuring activities incurred in 2016 as well as $5.0 million for the Termination Payment related to our 784 Memorial Drive Lease termination. Our cash used in operating activities in future periods may vary significantly.
Net cash from investing activities for the nine months ended September 30, 2017 included purchases of available-for-sale securities of $22.0 million and proceeds of $18.0 million from maturities of available-for-sale securities.
Net cash from financing activities for the nine months ended September 30, 2017 included the release of approximately $1.7 million of restricted cash related to the termination of our lease at 780/790 Memorial Drive and 784 Memorial Drive, which was partially offset by $0.3 million of payments on the financing obligation related to our 784 Memorial Drive Lease (see Note 8).
At-the-Market Facility
In May 2016, we entered into an at-the-market sales agreement, or Sales Agreement, with Cantor Fitzgerald & Co., or Cantor Fitzgerald, as agent, pursuant to which we may from time to time, at our option, offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million through Cantor Fitzgerald, acting as our sales agent. Cantor Fitzgerald will be entitled to a commission of up to 3.0% of the gross proceeds from sales of shares of our common stock under the Sales Agreement. Sales of shares of our common stock under the Sales Agreement may be made by any method permitted by law that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act of 1933. We may also authorize Cantor Fitzgerald to sell shares in negotiated transactions. As of September 30, 2017, we had not used the at-the-market facility. We have no obligation to sell shares of our common stock and cannot provide any assurances that we will issue any shares pursuant to the Sales Agreement. We may also suspend the offering of shares of our common stock upon notice and subject to other conditions.
Organizational Restructuring
In June 2016, we reported the top line data from DYNAMO, a registration-focused Phase 2 monotherapy study evaluating the efficacy and safety of duvelisib in patients with refractory indolent non-Hodgkin lymphoma, or iNHL. The study met its primary endpoint with an overall response rate of 46%, all of which were partial responses, among 129 patients with iNHL. As a result, we commenced the first of four restructurings that were approved by our Board of Directors in order to preserve our resources as we determined future strategic plans. We undertook the second restructuring following the AbbVie Opt-Out and undertook the third and fourth restructurings in connection with progress on our strategic plans to divest duvelisib, ultimately culminating with our entry into the Verastem Agreement. See Note 9 for additional detail on the AbbVie Opt-Out and the Verastem Agreement.
We reduced our employee headcount by approximately 75% compared to our employee headcount as of December 31, 2015 due to these four restructurings. We have existing severance plans that outline contractual termination benefits. We recognized all contractual severance and benefits outlined in the plan when termination was probable and reasonably estimable in accordance with FASB Accounting Standards Codification Topic 712, Compensation - Nonretirement Postemployment Benefits, during 2016 at the time of each restructuring.
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
The following table summarizes the impact of the 2016 restructuring activities on our operating expenses and payments for the nine months ended September 30, 2017 and the current liability remaining on our balance sheet as of September 30, 2017:

	Amounts accrued at December 31, 2016	Charges incurred during the nine months ended September 30, 2017	Amounts paid during the nine months ended September 30, 2017	Less non-cash charges during the nine months ended September 30, 2017	Amounts accrued at September 30, 2017
		(in thousands)
Employee severance, benefits and related costs for work force reduction	$6,892	$—	$6,627	$265	$—
Contract termination, prepaid expense write-offs and other related costs	28	15	43	—	—
Total restructuring	$6,920	$15	$6,670	$265	$—
During the nine months ended September 30, 2016, we recorded $16.9 million of expense related to restructuring activities of which $11.2 million is recorded in research and development expense and $5.7 million is recorded in general and administrative expense.
During the year ended December 31, 2016, we recorded $21.2 million of expense related to restructuring activities of which $13.6 million is recorded in research and development expense and $7.6 million is recorded in general and administrative expense. As of September 30, 2017, we do not have any future payments or expect to incur any additional costs.
Operating Capital Requirements
As of September 30, 2017, we had cash and cash equivalents of $55.6 million. Excluding the potential $22.0 million contingent payment in cash or stock from Verastem, we believe that our current cash and cash equivalents will be adequate to satisfy our capital needs into the first quarter of 2019 based on our current operational plans, which do not include duvelisib expenses going forward.
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
We may seek additional funds through arrangements with collaborators or other third parties, or through project financing. These arrangements would generally require us to relinquish or encumber rights to some of our technologies or product candidates, and we may not be able to enter into such agreements on acceptable terms, if at all. We may also seek additional funding through public or private financings of equity or debt securities. However, such financings may not be available on acceptable terms, if at all. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders, increased fixed payment obligations and the existence of securities with rights that may be senior to those of our common stock. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Any of these events could significantly harm our business, financial condition and prospects. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of our development programs or to scale back, suspend or terminate our business operations.

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
Contractual Obligations
The following is a summary of our long-term contractual cash obligations as of September 30, 2017. Other than as set forth below, there were no material changes, outside the ordinary course of business, in our outstanding contractual obligations from those disclosed in our annual report on Form 10-K for the year ended December 31, 2016:

	Payments Due by Period
	(in thousands)
Contractual Obligations	Total	2017 (1)	2018	2019
784 facility	$331	$—	$169	$162

(1)	Reflects remaining three months of 2017.
Under the terms of the agreement with Mundipharma and Purdue, we are obligated to pay Mundipharma and Purdue a 4% royalty in the aggregate, subject to reduction as described below, on worldwide net sales of products that were covered by the alliance until such time as Mundipharma and Purdue have recovered approximately $260 million in royalty payment from all products that were covered by the alliance, representing the research and development funding paid for research and development services performed by us through the termination of the strategic alliance. After this cost recovery, our royalty obligations to Mundipharma and Purdue will be reduced to a 1% royalty on net sales in the United States of products that were previously subject to the strategic alliance. All payments are contingent upon the successful commercialization of products that were subject to the alliance, which products require significant further development. As such, there is significant uncertainty about whether any such products will ever be approved or commercialized. If no products are commercialized, no payments will be due by us to Mundipharma and Purdue; therefore, such contingencies have not been recorded in our financial statements.
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
A hypothetical 100 basis point increase in interest rates would result in an approximate $0.1 million decrease in the fair value of our investments as of September 30, 2017, as compared to an approximate $25,000 decrease as of December 31, 2016.

Item 4.	Controls and Procedures
Our management, with the participation of our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our principal executive and financial officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have no approved products, have generated no product revenue from sales, and have primarily incurred operating losses. As of September 30, 2017, we had an accumulated deficit of $660.2 million. We expect to continue to spend significant resources to fund IPI-549, our selective inhibitor of phosphoinositide-3-kinase, or PI3K, gamma. While we may have net income in some periods as the result of non-recurring collaboration revenue, we expect to incur substantial operating losses over the next several years as our clinical trial and drug manufacturing activities continue. In addition, if we proceed to seek and possibly obtain regulatory approval of IPI-549, we would expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. As a result, we expect that our accumulated deficit would also increase significantly.
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
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time consuming, expensive and uncertain process that takes years to complete. We will need substantial additional funds to support our planned operations. In the absence of additional funding or business development activities, we believe that our existing cash and cash equivalents and available-for-sale securities at September 30, 2017 will be adequate to satisfy our capital needs into the first quarter of 2019 based on our current operating plans.
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

•
whether Takeda Pharmaceuticals Company Limited, or Takeda, our PI3K licensor, elects to receive repayment of the principal of the convertible promissory note that we issued on July 26, 2017, or the Takeda Note, and the interest accrued thereon, in cash or in shares of our common stock;

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
We may seek additional funding through public or private financings of equity or debt securities, but such financing may not be available on acceptable terms, if at all. If we raise additional funds through the issuance of additional debt or equity securities, or if Takeda elects to receive our common stock as repayment of the Takeda Note, it could result in dilution to our existing stockholders, increased fixed payment obligations and the existence of securities with rights that may adversely affect the rights of our existing stockholders including liquidation or other preferences and anti-dilution protections. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, make capital expenditures, create liens, redeem stock, declare dividends, and acquire, sell or license intellectual property rights, or other operating restrictions that could adversely impact our ability to conduct our business. Any of these events could significantly harm our business, financial condition and prospects. In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.
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
Risks Related to the Development and Commercialization of IPI-549
We are dependent on the success of IPI-549, our only product candidate.
Our prospects are substantially dependent on our ability to develop, obtain marketing approval for and successfully commercialize product candidates in one or more disease indications.
We currently have no products approved for sale and are investing substantially all of our efforts and financial resources in the development of IPI-549.
The success of IPI-549 will depend on several factors, including the following:

•	initiation, enrollment and successful completion of clinical trials, including in combination with other agents;

•	a safety, tolerability and efficacy profile that is satisfactory to the U.S. Food and Drug Administration, or FDA, or any comparable foreign regulatory authority for marketing approval;

•	timely receipt of marketing approvals from applicable regulatory authorities;

•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;

•	establishment of supply arrangements with third-party raw materials suppliers and manufacturers;

•	establishment of arrangements with third-party manufacturers to obtain finished drug product that is appropriately packaged for sale;

•	adequate ongoing availability of raw materials and drug product for clinical development and any commercial sales;

•	obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the United States and internationally;

•	protection of our rights in our intellectual property portfolio;

•	successful launch of commercial sales following any marketing approval;

•	a continued acceptable safety profile following any marketing approval;

•	commercial acceptance by patients, the medical community and third-party payors; and

•	our ability to compete with other therapies.
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
IPI-549 is an inhibitor of the gamma isoform of PI3K, and we believe it is the only PI3K-gamma selective inhibitor in clinical development. However, there are many competitors developing or commercializing therapies targeting macrophage biology, including the following competitors, which we believe to be conducting clinical studies of product candidates targeting one or more aspects of macrophage biology: Array Biopharma, Inc., Deciphera Pharmaceuticals, Inc., Incyte Corporation (through its collaboration with Calithera Inc.), Bristol Myers Squibb (through its collaboration with Five Prime Therapeutics, Inc.), Plexxikon Inc., Eli Lilly and Company, Amgen Inc., F. Hoffmann-La Roche Ltd, Forty Seven Inc., Celgene Corporation, Trillium Therapeutics Inc., Pfizer, XBiotech, Inc., AbbVie Inc., Takeda Pharmaceuticals International, Inc., Novartis AG, Efranat Ltd., Seattle Genetics, Inc., Apexigen Inc., X4 Pharmaceuticals, Inc., Syntrix Biosystems, and Alligator Bioscience AB.
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
We currently have worldwide development and commercialization rights to IPI-549. We license certain patent and other intellectual property rights under our agreement with Takeda, which we refer to as the Takeda Agreement, to discover, develop and commercialize pharmaceutical products targeting the delta and/or gamma isoforms of PI3K, including IPI-549 and duvelisib. We may in the future seek other third-party collaborators. The success of a strategic alliance with any partner is largely dependent on the resources, efforts, technology and skills brought to such alliance by such partner. The benefits of such alliances will be reduced or eliminated if any such partner:

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
If such partner were to terminate its arrangements with us, as was the case in 2016 with AbbVie Inc., or AbbVie, or breach such arrangements, or fail to maintain the financial resources necessary to continue financing its portion of development, manufacturing, and commercialization costs, as applicable, we may not have the financial resources or capabilities necessary to continue development and commercialization of the product candidate on our own. Consequently, the development and commercialization of the affected product candidate could be delayed, curtailed or terminated, and we may find it difficult to attract a new collaborator for such product candidate.

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
We currently have rights to certain intellectual property through the Takeda Agreement to develop IPI-549 and other product candidates that we may in the future develop under our PI3K inhibitor program. In addition, we have rights to certain intellectual property through the Takeda Agreement that we have exclusively licensed to Verastem to research, develop, manufacture and commercialize duvelisib. We may decide to license additional third-party technology that we deem necessary or useful for our business. However, we may be unable to acquire or in-license any compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary for IPI-549 at a reasonable cost, or at all. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us.
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
We may be subject to claims by third parties asserting that we or our employees have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property.
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

•	our indebtedness, including our issuance of the Takeda Note, and any potential dilution from the repayment of such debt and interest accrued thereon in shares of our common stock at Takeda’s election;

•	the results and timing of regulatory reviews relating to the approval of IPI-549;

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
To our knowledge, based on the number of shares of our common stock outstanding on November 2, 2017, stockholders beneficially owning 5% or more of our common stock, as well as our executive officers, directors, and their respective affiliates, beneficially owned in the aggregate approximately 40% of our common stock. These stockholders have the ability to influence our company through this ownership position. For example, as a result of this concentration of ownership, these stockholders, if acting together, may have the ability to affect the outcome of matters submitted to our stockholders for approval, including the election and removal of directors, changes to our equity compensation plans and any merger or similar transaction. This concentration of ownership may, therefore, harm the market price of our common stock by:

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
As of September 30, 2017, we had $55.6 million in cash and cash equivalents. We historically have invested these amounts in money market funds, corporate obligations, U.S. government-sponsored enterprise obligations, U.S. Treasury securities and mortgage-backed securities meeting the criteria of our investment policy, which prioritizes the preservation of our capital. Corporate obligations may include obligations issued by corporations in countries other than the United States, including some issues that have not been guaranteed by governments and government agencies. Our investments are subject to general credit, liquidity, market and interest rate risks and instability in the global financial markets. We may realize losses in the fair value of these investments or a complete loss of these investments. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio may have a material adverse effect on our financial results and the availability of cash to fund our operations.

Item 6.	Exhibits
(a) Exhibits.
The exhibits listed in the Exhibit Index are included in this report.
EXHIBIT INDEX

	Description	Incorporated by Reference
Exhibit No.		Form	SEC Filing date	Exhibit Number	Filed with this 10-Q
3.1	Restated Certificate of Incorporation of the Registrant.	10-Q	8/9/2007	3.1
3.2	Amended and Restated Bylaws of the Registrant.	8-K	3/17/2009	3.1
4.1	Form of Common Stock Certificate.	10-K	3/14/2008	4.1
10.1	Third Amendment to Amended and Restated Development and License Agreement, dated July 26, 2017, by and between the Registrant and Intellikine LLC.				X
10.2	Convertible Promissory Note, dated July 26, 2017, by and between Registrant and Intellikine LLC.				X
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. Filed herewith.
X

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFINITY PHARMACEUTICALS, INC.
Date: November 7, 2017	By:	/s/ LAWRENCE E. BLOCH, M.D., J.D.
Lawrence E. Bloch, M.D., J.D.
President
(Principal Financial Officer & Principal Accounting Officer)