Form 10-K
period 2017-12-31
INFINITY PHARMACEUTICALS, INC.
filed 2018-03-15
CIK 1113148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2017

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting Common Stock held by non-affiliates of the registrant as of June 30, 2017 was $78,050,216 based on the last reported sale price of the registrant’s Common Stock on the Nasdaq Global Select Market on that date.
Number of shares outstanding of the registrant’s Common Stock as of March 1, 2018: 51,961,800
Documents incorporated by reference:
Portions of our definitive proxy statement to be filed with the Securities and Exchange Commission no later than April 30, 2018 in connection with our 2018 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Forward-Looking Information
The following discussion of our financial condition and results of operations contained in this Annual Report on Form 10-K should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. Some of the information contained in this discussion and analysis and set forth elsewhere in this report, including information with respect to our plans and strategy for our business, the possible achievement of development goals and milestones in 2018, our future development efforts, our collaborations, and our future operating results and financial position, includes forward-looking statements that involve risks and uncertainties. We often use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and other words and terms of similar meaning to help identify forward-looking statements, although not all forward-looking statements contain these identifying words. You also can identify these forward-looking statements by the fact that they do not relate strictly to historical or current facts. There are a number of important risks and uncertainties that could cause actual results or events to differ materially from those indicated by forward-looking statements made herein. These risks and uncertainties include those inherent in pharmaceutical research and development, such as adverse results in our drug development activities, decisions made by the U.S. Food and Drug Administration, or FDA, and other regulatory authorities with respect to the development and commercialization of our product candidates, our ability to obtain, maintain and enforce intellectual property rights for our product candidates, our dependence on our alliance partners, competition, our ability to obtain any necessary financing to conduct our planned activities and other risk factors described herein. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly in Part I, Item 1A, Risk Factors, that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Unless required by law, we do not undertake any obligation to update any forward-looking statements.
PART I
Item 1. Business
Overview
We are an innovative biopharmaceutical company dedicated to developing novel medicines for people with cancer. We combine proven scientific expertise with a passion for developing novel small molecule drugs that target disease pathways for potential applications in oncology.
IPI-549: Targeting the Immunosuppressive Microenvironment in Solid Tumors by Selective Inhibition of the PI3K-Gamma Isoform
We are focusing our efforts on advancing IPI-549, an orally administered, clinical-stage, immuno-oncology product candidate that selectively inhibits the enzyme phosphoinositide-3-kinase-gamma, or PI3K-gamma. We believe IPI-549 is the only selective inhibitor of PI3K-gamma being investigated in clinical trials.
We have worldwide development and commercialization rights to IPI-549, subject to certain success-based milestone payment obligations to our licensor, Takeda Pharmaceutical Company Limited, or Takeda, as described in more detail under the heading Strategic Alliances—Takeda. Additionally, we are obligated to pay our former strategic collaborators Mundipharma International Corporation Limited, or Mundipharma, and Purdue Pharmaceutical Products L.P., or Purdue, a 4% royalty in the aggregate on worldwide net sales of products that were previously subject to the strategic alliance with Mundipharma and Purdue that was terminated in 2012, including IPI-549. We refer to such royalties as Trailing Mundipharma Royalties. After Mundipharma and Purdue have recovered approximately $260 million in royalty payments from all products that were previously subject to the strategic alliance, which represents the funding paid to us for research and development services performed by us under our strategic alliance, the Trailing Mundipharma Royalties will be reduced to a 1% royalty on net sales in the United States of products that were previously subject to the strategic alliance, including IPI-549.
Role of PI3K-gamma in Cancer Growth and Survival
The body’s immune system is responsible for fighting off infections and disease, including cancer, and helping the body to heal. The immune system functions by identifying and destroying foreign cells and substances within the body. When confronted by pathogens or disease, an early response of the body's immune system comes in the form of macrophages, a type of white blood cell that produces pro-inflammatory proteins called cytokines. These cytokines activate T cells, another type of immune cell, to attack the health threat. The macrophages then transition to producing other types of cytokines that dampen T cell activation, which, in turn, stimulates repair of the affected tissue.

Cancer cells arise from normal cells that have changed in a way that allows them to grow in an unregulated manner. Cancer cells are not always recognized by the immune system as foreign cells that should be destroyed. However, if cancer cells are recognized by the immune system, mechanisms exist to dampen this immune response and include upregulation of “checkpoint proteins” on T cells, such as programmed death receptor 1, or PD-1. Additionally, in solid tumors there exists a tumor microenvironment, or TME, which refers to the non-cancerous cells present in the tumor. Cells within the TME, including macrophages, can suppress the immune response and provide signals to cancer cells allowing the tumor to grow. The presence of the supportive TME is thought to be one reason why some cancer therapies, including checkpoint inhibitors, have provided results with limited durability and efficacy to date. Research has demonstrated that PI3K-gamma plays an important role in maintaining the immune suppressive nature of tumor associated macrophages and myeloid-derived suppressor cells, or MDSCs. Targeting cells that suppress the immune system represents an emerging approach within the field of cancer immunotherapy, and inhibition of PI3K-gamma by IPI-549 represents a novel approach to targeting this immune-suppressive microenvironment.
Anti-Tumor Activity of IPI-549 in Preclinical Models
Preclinical research has shown that macrophage PI3K-gamma signaling results in a type of macrophage that suppresses anti-tumor T cells. Preclinical data demonstrated that blockade of PI3K-gamma by treatment with IPI-549 leads to a shift in the type of macrophages present in the TME from macrophages associated with suppression of the immune response, known as the M2 phenotype, to macrophages that are supportive of a pro-inflammatory, anti-tumor immune response, known as the M1 phenotype. In preclinical studies, treatment with IPI-549 in tumor models was shown to increase the M1/M2 macrophage ratio, the number of T cells that attack the tumor, and the production of pro-inflammatory cytokines.
Preclinical studies to investigate the anti-tumor activity of IPI-549 have demonstrated dose-dependent, single-agent, anti-tumor activity in multiple solid tumor models, including models of lung cancer (see below), colon cancer and breast cancer.
Oral Administration of IPI-549 Demonstrates
Anti-Tumor Activity in the Lewis Lung Carcinoma Model

Fig. source: Kutok et al. 3rd Annual Translational Summit
on the Immune Microenvironment, Washington, DC, November 11, 2015

Additionally, in preclinical models, treatment with IPI-549 in combination with a checkpoint inhibitor showed greater tumor growth inhibition and survival, including a greater number of complete tumor regressions, compared to treatment with either IPI-549 or the checkpoint inhibitor alone (see below). The combination treatment resulted in long-lasting anti-tumor immune memory as evidenced by the lack of tumor growth when animals were re-challenged with the same tumor cells in the absence of any treatment.

IPI-549 in Combination with Anti-PD-1 Improves Survival and
Provides Lasting Anti-Tumor Immune Memory in Preclinical Model

Survival to 3000 mm³
Percent survival
100
80
60
40
20
0
Re-challenge
Re-challenge
0
15
30
45
60
75
90
105
Treatment Start
Day 4
Stop Treatment
Day 56
Day, Post-Implant
IPI-549+anti-PD1 (n=15)
Vehicle+anti-PD1 (n=15)
IPI-549+Isotype (n=14)
Vehicle+Isotype (n=14)

In vitro data in CT26 cell line (colon cancer).

Fig. source: Rausch et al. CRI-CIMT-EATI-AACR Meeting, September 26, 2016. New York, NY, USA
These findings support the hypothesis that inhibition of PI3K-gamma by IPI-549 reprograms macrophages from a pro-tumor immune-suppressive function to an anti-tumor immune-activating function and can augment the activity of checkpoint inhibitor therapies in models that are sensitive to checkpoint inhibitors.
Overcoming Resistance to Checkpoint Inhibition
In recent years, checkpoint inhibitors have shown promising results as a treatment for multiple types of cancer, but many patients eventually become resistant to and require treatment with an additional therapy. Our preclinical studies in a number of tumor models demonstrated that resistance to checkpoint inhibition is associated with increased numbers of tumor-associated macrophages and is directly mediated by the immune-suppressive activity of these macrophages on T cells. Furthermore, the data demonstrated that inhibition of PI3K-gamma by IPI-549 switched the function of the macrophages from a pro-tumor, immune-suppressive state to an anti-tumor, immune-activating state, leading to enhanced anti-tumor cytotoxic T cell activity, particularly when combined with checkpoint inhibitors. These data demonstrate that IPI-549 treatment was able to reverse the lack of response to checkpoint inhibitors in models that are initially insensitive to checkpoint inhibition as a single therapy (see below).
Resistance to Anti-PD-1 in Breast Cancer Model is Overcome by Selective PI3K-gamma Inhibition

DeHenau et al. Nature 2016 Nov 539:443-447

Phase 1/1b Clinical Study of IPI-549
Based on our preclinical data generated to date, we are conducting a Phase 1/1b clinical study designed to evaluate the safety, tolerability, pharmacokinetics, or PK, pharmacodynamics, or PD, and activity for IPI-549—both as a monotherapy and in combination with nivolumab, also known as Opdivo®—in approximately 200 patients with advanced solid tumors. Nivolumab is a PD-1 inhibitor therapy commercialized by Bristol-Myers Squibb Company, or BMS.
Our Phase 1/1b study consists of the following parts: monotherapy dose-escalation; monotherapy expansion; combination therapy dose-escalation designed to evaluate IPI-549 in combination with the standard regimen flat dose of nivolumab; and combination therapy expansion designed to evaluate IPI-549 in combination with nivolumab in cohorts of patients with selected solid tumors as well as a cohort enriched for patients with high baseline levels of MDSCs across multiple cancer types. The schematic below depicts the overall design of our Phase 1/1b clinical study of IPI-549:
Phase 1/1b Study Expansion in 2017
We achieved multiple clinical development milestones in 2017 while also expanding the scope of our study in response to interim data. Upon completion of the monotherapy and combination therapy dose-escalation portions of the Phase 1/1b study, we established recommended Phase 2 dosages, or RP2Ds, for IPI-549 as a monotherapy and in combination with nivolumab. The monotherapy expansion cohort evaluating approximately 20 patients with advanced solid tumors at the RP2D for IPI 549 of 60mg once daily, or QD, is fully enrolled, and we have initiated, increased the scope of, and begun enrollment in the combination therapy expansion portion of the study.
We completed the combination therapy dose-escalation portion of the Phase 1/1b study and, in December 2017, opened the combination therapy expansion portion of the study at the RP2D of 40 mg QD of IPI-549 plus nivolumab at 240 mg every two weeks. The combination therapy expansion portion of the study includes a total of seven cohorts. The first three cohorts are designed to evaluate patients with non-small cell lung cancer, or NSCLC, melanoma, and squamous cell carcinoma of the head and neck, or SCCHN, whose tumors have shown initial resistance or subsequently have developed resistance to immune checkpoint therapy. These three cohorts are designed to directly test whether IPI-549 is able to overcome resistance to checkpoint inhibitors as demonstrated in preclinical studies published in Nature in September 2016. Additionally, we are evaluating a fourth cohort that includes patients with triple negative breast cancer, or TNBC, a difficult-to-treat form of breast cancer that is not typically responsive to anti-PD-1 or anti-PD-L1 therapy. The TNBC patients must not have previously received anti-PD-1 or anti-PD-L1 treatment, offering an important opportunity to explore whether treatment with IPI-549 in combination with nivolumab will improve the efficacy of checkpoint inhibitors.

The fifth and sixth cohorts to the combination therapy expansion portion of the study were added to evaluate patients with mesothelioma and adrenocortical carcinoma, or ACC, based on the partial responses reported in the monotherapy dose-escalation portion and the combination dose-escalation portions of the study, respectively, discussed in further detail below. We are further expanding our study with the addition of a seventh cohort of patients with high baseline levels of MDSCs intended to evaluate whether IPI-549 can overcome the suppressive effect of MDSCs on the immune system’s response to checkpoint inhibitors. This cohort is based on preliminary translational data from our Phase 1/1b trial that demonstrated an association between high baseline levels of MDSCs and clinical response to IPI-549, as well as scientific literature indicating an association between high MDSCs and decreased responsiveness to checkpoint inhibitor therapy.
2018 Goals for IPI-549
In the second quarter of 2018, we expect to report data from the monotherapy expansion and the combination therapy dose-escalation portions of the study, as well as initial data from the six disease-specific combination therapy expansion cohorts. In the second half of 2018, we expect to report more mature clinical and translational data, including insights from paired tumor biopsies, from the six disease-specific cohorts and initial data from the cohort of patients with high baseline blood levels of MDSCs.
Interim Data for Monotherapy and Combination Therapy Dose-Escalation Portions
On November 10, 2017, we presented updated clinical and translational data from the monotherapy dose escalation portion of our Phase 1/1b clinical trial during oral and poster sessions at the Society for Immunotherapy of Cancer Annual Meeting, or SITC 2017. As of the October 18, 2017 data cutoff date, data included 19 patients evaluable for safety and 18 patients evaluable for activity who received monotherapy doses of IPI-549 ranging from 10 mg to 60 mg QD. Of the patients evaluable for activity, eight, or 44%, showed clinical benefit, defined as remaining on treatment for at least 16 weeks. Three patients had remained on treatment for more than 32 weeks, including one who showed a partial response, or PR, to treatment with IPI-549. This patient was originally diagnosed with advanced peritoneal mesothelioma in October 2013 and had undergone four prior treatments. As of the October 2017 data cutoff date, after 60 weeks on 20 mg QD of IPI-549, the patient’s tumor had decreased in size by 42%, and the patient remained on study at the time of our January 8, 2018 update at the 36th Annual J.P. Morgan Healthcare Conference, or the J.P. Morgan Conference.
We further reported that among the 19 patients evaluable for safety during the monotherapy dose-escalation portion of the study, no dose-limiting toxicities were identified and a maximum tolerated dose was not reached. The majority of side effects reported were a Grade 1 or Grade 2, and there were no treatment-related serious adverse events or deaths. The pharmacokinetic and pharmacodynamic properties of IPI-549 appeared favorable, with near-complete and sustained inhibition of PI3K-gamma at doses at or above 20 mg QD, supporting once daily dosing of IPI-549.
As we reported in April 2017 during a poster session at the American Association for Cancer Research Annual Meeting, of the six evaluable patients in the cohort evaluating IPI-549 at 20 mg QD in combination with nivolumab, preliminary data demonstrated no dose-limiting toxicities or serious drug-related side effects and no side effects that led to treatment discontinuation. During an investor event held in October 2017, we disclosed that one patient demonstrated a partial response after eight weeks of treatment with 30 mg of IPI-549 QD in combination with the standard regimen of nivolumab. Diagnosed with ACC in July 2013, this patient had previously undergone six cycles of chemotherapy but had not received anti-PD-1 or PD-L1 treatment. As of the October 2017 cutoff date, after 24 weeks on the study at 30 mg QD, the measurable tumor volume had decreased by 60%, and the patient remained on study at the time of the J.P. Morgan Conference.
At SITC 2017, we also reported on translational data from peripheral blood samples taken from patients treated with IPI-549 monotherapy and analyzed to characterize the immunomodulatory activity of IPI-549. Data showed that IPI-549 treatment resulted in a reduction in immune suppression and increased immune stimulation, with upregulation of interferon-gamma responsive factors and reinvigoration or proliferation of exhausted T cells across multiple tumor types and dose levels. Additionally, those patients who showed a clinical benefit, with clinical benefit defined as remaining on study longer than 16 weeks, showed increased numbers of activated monocytes, suggesting that a biologic correlate can be found in patients who remained on treatment longer.
BMS Supply Agreement for Nivolumab
We have entered into a clinical supply agreement with BMS under which BMS has agreed to provide nivolumab at no cost to us for use in specified cohorts of our Phase 1/1b study of IPI-549. Under the agreement with BMS, we have agreed to provide BMS with clinical data from the study. In September 2017, we announced the expansion of our clinical collaboration with BMS to include our cohort investigating IPI-549 in combination with nivolumab in patients with TNBC.

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
Takeda
In July 2010, we entered into a development and license agreement with Intellikine, Inc., or Intellikine, under which we obtained rights to discover, develop and commercialize pharmaceutical products targeting the delta and/or gamma isoforms of PI3K, including IPI-549 and duvelisib, an oral, dual inhibitor of PI3K delta and gamma. In January 2012, Intellikine was acquired by Takeda. We refer to our PI3K inhibitor program licensor as Takeda. In December 2012, we amended and restated our development and license agreement with Takeda and further amended the agreement in July 2014, September 2016 and July 2017. We refer to the amended and restated development and license agreement, as amended, as the Takeda Agreement.
Under the terms of the Takeda Agreement, we are obligated to pay Takeda up to $5.0 million in remaining success-based milestone payments for the development of a product candidate other than duvelisib, which could include IPI-549. We are also obligated to pay Takeda up to $165.0 million in remaining success-based milestone payments related to the approval and commercialization of one product candidate other than duvelisib, which could be IPI-549.
Due to amendments to the Takeda Agreement described below, we are no longer obligated to pay Takeda royalties on net sales of IPI-549, other products containing a selective inhibitor of PI3K-gamma, or duvelisib in oncology indications. However, we remain obligated to pay Takeda tiered royalties ranging from 7% to 11% on worldwide net sales of products containing a selective inhibitor of PI3K-delta or a selective dual inhibitor of PI3K delta and gamma, as described in the Takeda Agreement, including duvelisib if commercialized outside oncology indications. Such royalties are payable until the later to occur of (i) the expiration of specified patent rights and (ii) the expiration of non-patent regulatory exclusivities in a country, subject to reduction of the royalties and, in certain circumstances, limits on the number of products subject to a royalty obligation.
Under the September 2016 amendment to the Takeda Agreement, and in connection with our entry into the Verastem Agreement, described below, we are no longer obligated to pay Takeda any remaining milestone payments for the development, approval or commercialization of duvelisib. In return, we are obligated to pay Takeda 50% of all revenue arising from certain qualifying transactions for duvelisib, including those under the Verastem Agreement, defined below, subject to certain exceptions including revenue we receive as reimbursement for duvelisib research and development expenses.
The July 2017 amendment to the Takeda Agreement terminated our obligations to pay royalties to Takeda with respect to worldwide net sales of products containing or comprised of a selective inhibitor of PI3K gamma, including but not limited to IPI-549. In consideration for such termination, we concurrently executed a convertible promissory note, which we refer to as the Takeda Note, which obligated us to pay Takeda, or its designated affiliate, the principal amount of $6.0 million together with interest accruing at a rate of 8% per annum on or before July 26, 2018 in cash or in shares of our common stock, at the election of Takeda. On March 12, 2018, we exercised our right to prepay the Takeda Note in full in the principal amount of $6.0 million together with interest of approximately $0.3 million. Takeda elected to receive $4.0 million of such payment in cash and approximately $2.3 million of such payment in shares of our common stock. Pursuant to the terms of the Takeda Note, we issued 1,134,689 shares of common stock to Takeda at a price of $2.028 per share.
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

Verastem
On October 29, 2016, we and Verastem Inc., or Verastem, entered into a license agreement, which we and Verastem amended and restated on November 1, 2016, effective as of October 29, 2016. We refer to the amended and restated license agreement as the Verastem Agreement. Under the Verastem Agreement, we granted to Verastem an exclusive worldwide license for the research, development, commercialization, and manufacture of duvelisib and products containing duvelisib, which we refer to as the Licensed Products, in each case in oncology indications. Upon entry into the Verastem Agreement, Verastem assumed financial responsibility for activities that were part of our ongoing duvelisib program, including a randomized, Phase 3 monotherapy clinical study in patients with relapsed or refractory chronic lymphocytic leukemia or small lymphocytic lymphoma, which we refer to as the DUO Study. Verastem is obligated to use diligent efforts, as defined in the Verastem Agreement, to develop and commercialize one Licensed Product. During the term of the Verastem Agreement, we have agreed not to research, develop, manufacture or commercialize duvelisib in any indication in humans or animals.
Under the Verastem Agreement, we have financial responsibility for up to $4.5 million of costs related to the shutdown of certain specified clinical studies. We have incurred the $4.5 million maximum for clinical study shutdown costs through December 31, 2017. Following a short transition period, which terminated December 31, 2016, Verastem assumed all financial and operational responsibility for the duvelisib program except for the clinical shutdown costs and certain clinical close-out activities that we agreed to retain. Verastem will reimburse us for certain prepaid expenses and costs incurred by us during the transition period associated with the clinical studies assumed by Verastem.
On September 6, 2017, Verastem notified us that the DUO Study met certain pre-specified criteria at completion triggering a $6.0 million payment under the Verastem Agreement, which we received in cash on October 13, 2017. This $6.0 million payment was our sole source of revenue for the year ended December 31, 2017. On February 7, 2018, Verastem announced it had submitted a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, for approval of duvelisib for the treatment of patients with relapsed or refractory chronic lymphocytic leukemia/small lymphocytic lymphoma and accelerated approval for the treatment of relapsed or refractory follicular lymphoma. If Verastem receives approval of its NDA for duvelisib, Verastem is required to make a $22.0 million payment to us, in cash or, at Verastem’s election, in whole or in part, in shares of Verastem common stock. For any portion of the remaining payment that Verastem elects to pay in shares of Verastem common stock in lieu of cash, the number of shares of Verastem common stock to be issued would be determined by multiplying (1) 1.025 by (2) the number of shares of common stock equal to (a) the amount of the payment to be paid in shares of common stock divided by (b) the average closing price of a share of common stock as quoted on Nasdaq for a 20-day period following the public announcement of the applicable event. The shares of common stock would be issued as unregistered securities, and Verastem would have an obligation to promptly file a registration statement with the U.S. Securities and Exchange Commission to register such shares for resale. Any issuance of shares would be subject to the satisfaction of standard closing conditions, including that all material authorizations, consents, and similar approvals necessary for such issuance shall have been obtained.
Verastem is also obligated to pay us royalties on worldwide net sales of Licensed Products ranging from the mid-single digits to the high-single digits, which, if received, we expect to share equally with Takeda. The royalty obligation will continue on a product-by-product and country-by-country basis until the latest to occur of (i) the last-to-expire patent right covering the applicable Licensed Product in the applicable country, (ii) the last-to-expire patent right covering the manufacture of the applicable Licensed Product in the country of manufacture of such Licensed Product, (iii) the expiration of non-patent regulatory exclusivity for such Licensed Product in the applicable country and (iv) ten years following the first commercial sale of a Licensed Product in the applicable country, provided that upon the expiration of the last-to-expire patent right covering the Licensed Product in the United States, the applicable royalty on net sales for such Licensed Product in the United States will be reduced by 50%. The royalties are also subject to reduction by 50% of certain third-party royalty payments or patent litigation damages or settlements which might be required to be paid by Verastem if litigation were to arise, with any such reductions capped at 50% of the amounts otherwise payable during the applicable royalty payment period.

In addition to the foregoing, Verastem is obligated to pay us a royalty of 4% on worldwide net sales of Licensed Products to cover the Trailing Mundipharma Royalties owed by us to Mundipharma and Purdue. Once we have fully reimbursed Mundipharma and Purdue, the Trailing Mundipharma Royalties will be reduced to 1% of net sales in the United States. The Trailing Mundipharma Royalties are payable on a product-by-product basis until the latest to occur of (i) the last-to-expire patent right covering the applicable Licensed Product in the United States, (ii) the last-to-expire patent right covering the manufacture of the applicable Licensed Product in the country of manufacture of such Licensed Product, (iii) the expiration of non-patent regulatory exclusivity for such Licensed Product in the United States and (iv) ten years following the first commercial sale of such Licensed Product in the United States, provided that, upon the expiration of the last-to-expire patent right covering a Licensed Product in the United States, the applicable royalty on net sales for such Licensed Product in the United States will be reduced by 50%. In addition, the Trailing Mundipharma Royalties are subject to reduction by 50% of certain third-party royalty payments or patent litigation damages or settlements which might be required to be paid by Verastem if litigation were to arise, with any such reductions capped at 50% of the amounts otherwise payable during the applicable royalty payment period.
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
PellePharm
In June 2013, we entered into a license agreement with PellePharm, Inc., or PellePharm, under which we granted PellePharm exclusive global development and commercialization rights to our hedgehog inhibitor program, including IPI-926, a clinical-stage product candidate. We refer to our license agreement with PellePharm as the PellePharm Agreement and products covered by the PellePharm Agreement as Hedgehog Products.
Under the PellePharm Agreement, PellePharm is obligated to pay us up to $11.0 million in success-based milestone payments through the first commercial sale of a Hedgehog Product. We anticipate receiving a $2.0 million milestone payment for the initiation of a Phase 3 study of a Hedgehog Product in 2018. PellePharm is also obligated to pay us up to $37.5 million in success-based milestone payments upon the achievement of certain annual net sales thresholds as well as a share of certain revenue received by PellePharm in the event that PellePharm sublicenses its rights under the PellePharm Agreement.
PellePharm is also obligated to pay us tiered royalties on annual net sales of Hedgehog Products, which are subject to reduction after a certain aggregate funding threshold has been achieved.
PellePharm’s royalty obligations to us expire on a country-by-country and Hedgehog Product-by-Hedgehog Product basis, and the PellePharm Agreement expires upon the expiration of the last royalty obligation owed by PellePharm to us, at which time the license to Hedgehog Products and licenses to our know-how as described in the PellePharm Agreement become fully-paid-up and non-royalty-bearing licenses. PellePharm has the right to terminate the PellePharm Agreement upon at least 180 days’ prior written notice to us at any time, and we may terminate the PellePharm Agreement if PellePharm puts forth or actively assists a patent challenge related to our Hedgehog Product patent rights. Either party may terminate the PellePharm Agreement if the other party materially breaches or defaults in the performance of its obligations. Upon termination by either party, all rights and licenses granted by us to PellePharm under the PellePharm Agreement terminate and PellePharm shall, to the extent applicable, transfer and assign to us all rights, title, and interest in and to the trademark(s) used for Hedgehog Products in the territory covered under the PellePharm Agreement.
We and PellePharm have made customary representations and warranties and have agreed to certain customary covenants, including confidentiality and indemnification.
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
Under the AbbVie Agreement, AbbVie paid us a non-refundable $275 million upfront payment in 2014 and a $130 million milestone payment in November 2015 associated with the completion of enrollment of DYNAMO, our Phase 2 clinical study evaluating the efficacy and safety of duvelisib in patients with refractory indolent non-Hodgkin lymphoma.
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
We have seven issued or allowed U.S. patents related to our IPI-549 program, which expire on various dates between 2033 and 2035, excluding any potential patent term extension. In addition, we have approximately 70 patents and patent applications pending worldwide related to our PI3K-gamma program. Any patents that may issue from our pending patent applications would expire between 2033 and 2036, excluding any potential patent term extension. These patents and patent applications disclose compositions of matter, pharmaceutical compositions, methods of use and synthetic methods.
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
Competition
The pharmaceutical and biotechnology industries are intensely competitive. Many companies, including biotechnology and pharmaceutical companies, are actively engaged in the research and development of drugs for the treatment of the same diseases and conditions as our current and potential future product candidates. Many of these companies have substantially greater financial and other resources, larger research and development staffs and more extensive marketing and manufacturing organizations than we do. In addition, some of them have considerably more experience than us in preclinical testing, clinical trials and other regulatory approval procedures. There are also academic institutions, governmental agencies and other research organizations that are conducting research in areas in which we are working. They may also develop products that may be competitive with our product candidates, either on their own or through collaborative efforts.
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
We believe that IPI-549 is the only PI3K-gamma selective inhibitor in clinical development. However, there are many competitors developing or commercializing therapies targeting macrophage biology, including the following competitors which we believe to be conducting clinical studies of product candidates targeting one or more aspects of macrophage biology: Array Biopharma, Inc., Deciphera Pharmaceuticals, Inc., Incyte Corporation (through its collaboration with Calithera Inc.), Bristol-Myers Squibb Company (through its collaboration with Five Prime Therapeutics, Inc.), Plexxikon Inc., Eli Lilly and Company, Amgen Inc., F. Hoffmann-La Roche Ltd, Janssen Research & Development, LLC, a subsidiary of Johnson&Johnson, Forty Seven Inc., Celgene Corporation, Trillium Therapeutics Inc., Pfizer Inc., XBiotech, Inc., AbbVie Inc., Takeda Pharmaceuticals International, Inc., Novartis AG, Efranat Ltd., Seattle Genetics, Inc., AstraZenica PLC, Apexigen Inc., X4 Pharmaceuticals, Inc., Syndax Pharmaceuticals, Inc., Syntrix Biosystems, Inc., Eisai Co., Ltd., and Alligator Bioscience AB.
Further, the broader field of immuno-oncology is crowded with innovative therapies that may compete with IPI-549, including checkpoint inhibitor therapies such as PD-1 inhibitors nivolumab and pembrolizumab; PDL-1 inhibitors atezolizumab, avelumab, and durvalumab; and CTLA-4 inhibitors ipilimumab, and tremelimumab. Many of these checkpoint inhibitor therapies are being evaluated in combination with other non-checkpoint inhibitor immuno-oncology product candidates. For example, nivolumab, which we are currently testing in combination with IPI-549, is being evaluated in multiple clinical trials in combination with non-checkpoint inhibitor candidates such as BMS-986016, an anti-LAG3 antibody; elotuzumab, a CD319 antibody; urelumab, a CD137 antibody; epacadostat, an IDO inhibitor; cabiralizumab, an anti-CSF1R antibody; and NKTR-214, an IL-2R agonist. The success of competing immuno-oncology therapies may limit the number of patients available for enrollment in our clinical trials.
Research and Development
As of March 1, 2018, our research and development group consisted of eight employees, of whom six hold Ph.D. or M.D. degrees and one holds a masters degree. Our research and development group is focused on preclinical research, translational medicine, clinical trials and manufacturing technologies. Our research and development expense for the years ended December 31, 2017, 2016 and 2015 was approximately $20.8 million, $119.6 million, and $199.1 million, respectively.

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
Government Regulation and Product Approvals
Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union, or EU, extensively regulate, among other things, the research, development, testing, manufacture, pricing, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of biopharmaceutical products. The processes for obtaining marketing approvals in the United States and in foreign countries and jurisdictions, along with compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.
Approval and Regulation of Drugs in the United States
In the United States, drug products are regulated under the Federal Food, Drug and Cosmetic Act, or FDCA, and applicable implementing regulations and guidance. The failure of an applicant to comply with the applicable regulatory requirements at any time during the product development process, including non-clinical testing, clinical testing, the approval process or post-approval process, may result in delays to the conduct of a study, regulatory review and approval and/or administrative or judicial sanctions. These sanctions may include, but are not limited to, the FDA’s refusal to allow an applicant to proceed with clinical trials, refusal to approve pending applications, license suspension or revocation, withdrawal of an approval, warning letters, adverse publicity, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines and civil or criminal investigations and penalties brought by the FDA or Department of Justice, or DOJ, or other government entities, including state agencies.
An applicant seeking approval to market and distribute a new drug in the United States generally must satisfactorily complete each of the following steps before the product candidate will be licensed by the FDA:

•
preclinical testing including laboratory tests, animal studies and formulation studies, which must be performed in accordance with the FDA’s good laboratory practice, or GLP, regulations and standards;

•	submission to the FDA of an investigational new drug, or IND, for human clinical testing, which must become effective before human clinical trials may begin;

•	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;

•
performance of adequate and well-controlled human clinical trials to establish the safety, potency and purity of the product candidate for each proposed indication, in accordance with current good clinical practices, or GCP;

•
preparation and submission to the FDA of an NDA, for a drug product which includes not only the results of the clinical trials, but also, detailed information on the chemistry, manufacture and quality controls for the product candidate and proposed labelling for one or more proposed indication(s);

•	review of the product candidate by an FDA advisory committee, where appropriate or if applicable;

•
satisfactory completion of an FDA inspection of the manufacturing facility or facilities, including those of third parties, at which the product candidate or components thereof are manufactured to assess compliance with current good manufacturing practices, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

•	satisfactory completion of any FDA audits of the non-clinical and clinical trial sites to assure compliance with GCP and the integrity of clinical data in support of the NDA;

•	payment of user fees and securing FDA approval of the NDA to allow marketing of the new drug product; and

•
compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct any post-approval studies required by the FDA.

Preclinical Studies and Investigational New Drug Application
Before an applicant begins testing a product candidate with potential therapeutic value in humans, the product candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as other studies to evaluate, among other things, the toxicity of the product candidate. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements, including GLP regulations and standards. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and long-term toxicity studies, may continue after the IND is submitted.
The IND and IRB Processes
An IND is an exemption from the FDCA that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer such investigational product to humans. Such authorization must be secured prior to interstate shipment and administration of any product candidate that is not the subject of an approved NDA. In support of a request for an IND, applicants must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, must be submitted to the FDA as part of an IND. The FDA requires a 30-day waiting period after the filing of each IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects will be exposed to unreasonable health risks. At any time during this 30-day period, or thereafter, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold or partial clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin.
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
A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all FDA IND requirements must be met unless waived. When a foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain regulatory requirements of the FDA in order to use the study as support for an IND or application for marketing approval. Specifically, on April 28, 2008, the FDA amended its regulations governing the acceptance of foreign clinical studies not conducted under an investigational new drug application as support for an IND or an NDA. The final rule provides that such studies must be conducted in accordance with good clinical practice, or GCP, including review and approval by an independent ethics committee, or IEC, and informed consent from subjects. The GCP requirements in the final rule encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies.
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
Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board or committee, or DSMB. This group provides authorization as to whether or not a trial may move forward at designated check points based on access that only the group maintains to available data from the study. Suspension or termination of development during any phase of clinical trials can occur if it is determined that the participants or patients are being exposed to an unacceptable health risk. Other reasons for suspension or termination may be made by us based on evolving business objectives and/or competitive climate.
Information about clinical trials must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on its ClinicalTrials.gov website.
Human Clinical Trials in Support of an NDA
Clinical trials involve the administration of the investigational product candidate to human subjects under the supervision of a qualified investigator in accordance with GCP requirements which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written clinical trial protocols detailing, among other things, the objectives of the study, inclusion and exclusion criteria, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated.
Human clinical trials are typically conducted in three sequential phases, but the phases may overlap or be combined. Additional studies may also be required after approval.
Phase 1 clinical trials are initially conducted in a limited population to test the product candidate for safety, including adverse effects, dose tolerance, absorption, metabolism, distribution, excretion and pharmacodynamics in healthy humans or in patients. During Phase 1 clinical trials, information about the investigational drug product’s pharmacokinetics and pharmacological effects may be obtained to permit the design of well-controlled and scientifically valid Phase 2 clinical trials.
Phase 2 clinical trials are generally conducted in a limited patient population to identify possible adverse effects and safety risks, evaluate the efficacy of the product candidate for specific targeted indications and determine dose tolerance and optimal dosage. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more costly Phase 3 clinical trials. Phase 2 clinical trials are well controlled, closely monitored and conducted in a limited patient population.
Phase 3 clinical trials proceed if the Phase 2 clinical trials demonstrate that a dose range of the product candidate is potentially effective and has an acceptable safety profile. Phase 3 clinical trials are undertaken within an expanded patient population to further evaluate dosage, provide substantial evidence of clinical efficacy and further test for safety in an expanded and diverse patient population at multiple, geographically dispersed clinical trial sites. A well-controlled, statistically robust Phase 3 clinical trial may be designed to deliver the data that regulatory authorities will use to decide whether or not to approve, and, if approved, how to appropriately label a drug: such Phase 3 studies are referred to as “pivotal.”
In some cases, the FDA may approve an NDA for a product candidate but require the sponsor to conduct additional clinical trials to further assess the product candidate’s safety and effectiveness after approval. Such post-approval trials are typically referred to as Phase 4 clinical trials. These studies are used to gain additional experience from the treatment of a larger number of patients in the intended treatment group and to further document a clinical benefit in the case of drugs approved under accelerated approval regulations. Failure to exhibit due diligence with regard to conducting Phase 4 clinical trials could result in withdrawal of approval for products.
Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the product; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the product has been associated with unexpected serious harm to patients. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

Review and Approval of an NDA
In order to obtain approval to market a drug product in the United States, a marketing application must be submitted to the FDA that provides sufficient data establishing the safety, purity and potency of the proposed drug product for its intended indication. The application includes all relevant data available from pertinent preclinical and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety, purity and potency of the drug product to the satisfaction of the FDA.
The NDA is a vehicle through which applicants formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications. Every new drug product candidate must be the subject of an approved NDA before it may be commercialized in the United States. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2018 is $2,421,495 for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual program fee, which for fiscal year 2018 is $304,162. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.
Following submission of an NDA, the FDA conducts a preliminary review of the application generally within 60 calendar days of its receipt and strives to inform the sponsor by the 74th day after the FDA’s receipt of the submission whether the application is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept the application for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to specified performance goals in the review process of NDAs. Under that agreement, 90% of applications seeking approval of New Molecular Entities, or NMEs, are meant to be reviewed within ten months from the date on which the FDA accepts the application for filing, and 90% of applications for NMEs that have been designated for “priority review” are meant to be reviewed within six months of the filing date. For applications seeking approval of products that are not NMEs, the ten-month and six-month review periods run from the date that the FDA receives the application. The review process and the Prescription Drug User Fee Act, or PDUFA, goal date may be extended by the FDA for three additional months to consider new information or clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.
Before approving an application, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. These pre-approval inspections may cover all facilities associated with an NDA submission, including component manufacturing, finished product manufacturing and control testing laboratories. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Under the FDA Reauthorization Act of 2017, the FDA must implement a protocol to expedite review of responses to inspection reports pertaining to certain applications, including applications for products in shortage or those for which approval is dependent on remediation of conditions identified in the inspection report.
In addition, as a condition of approval, the FDA may require an applicant to develop a REMS. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events and whether the product is a new molecular entity.
The FDA may refer an application for a novel product to an advisory committee or explain why such referral was not made. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.
Fast Track, Breakthrough Therapy, Priority Review and Regenerative Advanced Therapy Designations
The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life‑threatening disease or condition. These programs are referred to as fast track designation, breakthrough therapy designation, priority review designation and regenerative advanced therapy designation.

Specifically, the FDA may designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life‑threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For Fast Track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a Fast Track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast Track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. However, the FDA’s time period goal for reviewing a Fast Track application does not begin until the last section of the application is submitted. In addition, the Fast Track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.
Second, a product may be designated as a Breakthrough Therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life‑threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to Breakthrough Therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross‑disciplinary project lead for the review team; and taking other steps to design the clinical trials in an efficient manner.
Third, the FDA may designate a product for priority review if it is a product that treats a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines, on a case‑by‑case basis, whether the proposed product represents a significant improvement when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment‑limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes, and evidence of safety and effectiveness in a new subpopulation. A priority designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months.
With passage of the 21st Century Cures Act, or the Cures Act, in December 2016, Congress authorized the FDA to accelerate review and approval of products designated as regenerative advanced therapies. A product is eligible for this designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product has the potential to address unmet medical needs for such disease or condition. The benefits of a regenerative advanced therapy designation include early interactions with FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.
Accelerated Approval Pathway
The FDA may grant accelerated approval to a product for a serious or life‑threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or IMM, and that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. Products granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.
For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a drug, such as an effect on IMM. The FDA has limited experience with accelerated approvals based on intermediate clinical endpoints, but has indicated that such endpoints generally may support accelerated approval where the therapeutic effect measured by the endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate clinical benefit of a product.
The accelerated approval pathway is most often used in settings in which the course of a disease is long and an extended period of time is required to measure the intended clinical benefit of a product, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. Thus, accelerated approval has been used extensively in the development and approval of products for treatment of a variety of cancers in which the goal of therapy is generally to improve survival or decrease morbidity and the duration of the typical disease course requires lengthy and sometimes large trials to demonstrate a clinical or survival benefit. Thus, the benefit of accelerated approval derives from the potential to receive approval based on surrogate endpoints sooner than possible for trials with clinical or survival endpoints, rather than deriving from any explicit shortening of the FDA approval timeline, as is the case with priority review.
The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post‑approval confirmatory studies to verify and describe the product’s clinical benefit. As a result, a product candidate approved on this basis is subject to rigorous post‑marketing compliance requirements, including the completion of Phase 4 or post‑approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post‑approval studies, or confirm a clinical benefit during post‑marketing studies, would allow the FDA to initiate expedited proceedings to withdraw approval of the product. All promotional materials for product candidates approved under accelerated regulations are subject to prior review by the FDA.
The FDA’s Decision on an NDA
On the basis of the FDA’s evaluation of the application and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.
If the FDA approves a new product, it may limit the approved indications for use of the product. The agency may also require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, to help ensure that the benefits of the product outweigh the potential risks. REMS can include medication guides, communication plans for health care professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patent registries. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.
Post-Approval Regulation
If regulatory approval for marketing of a product or new indication for an existing product is obtained, the sponsor will be required to comply with all regular post-approval regulatory requirements as well as any post-approval requirements that the FDA may have imposed as part of the approval process. The sponsor will be required to report, among other things, certain adverse reactions and manufacturing problems to the FDA, provide updated safety and efficacy information and comply with requirements concerning advertising and promotional labeling requirements. Manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with ongoing regulatory requirements, including cGMP regulations, which impose certain procedural and documentation requirements upon manufacturers. Accordingly, the sponsor and its third-party manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain compliance with cGMP regulations and other regulatory requirements.
A product may also be subject to official lot release, meaning that the manufacturer is required to perform certain tests on each lot of the product before it is released for distribution. If the product is subject to official release, the manufacturer must submit samples of each lot, together with a release protocol showing a summary of the history of manufacture of the lot and the results of all of the manufacturer’s tests performed on the lot, to the FDA. The FDA may in addition perform certain confirmatory tests on lots of some products before releasing the lots for distribution. Finally, the FDA will conduct laboratory research related to the safety, purity, potency and effectiveness of pharmaceutical products.
Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

•	fines, warning letters or holds on post-approval clinical trials;

•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;

•	product seizure or detention, or refusal to permit the import or export of products; or

•	injunctions or the imposition of civil or criminal penalties.
The FDA strictly regulates the marketing, labeling, advertising and promotion of prescription drug products placed on the market. This regulation includes, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet and social media. Promotional claims about a drug’s safety or effectiveness are prohibited before the drug is approved. After approval, a drug product generally may not be promoted for uses that are not approved by the FDA, as reflected in the product’s prescribing information. In the United States, health care professionals are generally permitted to prescribe drugs for such uses not described in the drug’s labeling, known as off-label uses, because the FDA does not regulate the practice of medicine. However, FDA regulations impose rigorous restrictions on manufacturers’ communications, prohibiting the promotion of off-label uses. It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information.
If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the DOJ, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion, and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.
In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, and its implementing regulations, as well as the Drug Supply Chain Security Act, or DSCA, which regulate the distribution and tracing of prescription drug samples at the federal level, and set minimum standards for the regulation of distributors by the states. The PDMA, its implementing regulations and state laws limit the distribution of prescription pharmaceutical product samples, and the DSCA imposes requirements to ensure accountability in distribution and to identify and remove counterfeit and other illegitimate products from the market.
Pediatric Studies and Exclusivity
Under the Pediatric Research Equity Act of 2003, an NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests and other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.
For drugs intended to treat a serious or life-threatening disease or condition, the FDA must, upon the request of an applicant, meet to discuss preparation of the initial pediatric study plan or to discuss deferral or waiver of pediatric assessments. In addition, the FDA will meet early in the development process to discuss pediatric study plans with sponsors and the FDA must meet with sponsors by no later than the end-of-phase 1 meeting for serious or life-threatening diseases and by no later than ninety (90) days after the FDA’s receipt of the study plan.
The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in FDASIA. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation.

The FDA Reauthorization Act of 2017 established new requirements to govern certain molecularly targeted cancer indications. Any company that submits an NDA three years after the date of enactment of that statute must submit pediatric assessments with the NDA if the drug is intended for the treatment of an adult cancer and is directed at a molecular target that the FDA determines to be substantially relevant to the growth or progression of a pediatric cancer. The investigation must be designed to yield clinically meaningful pediatric study data regarding the dosing, safety and preliminary efficacy to inform pediatric labeling for the product.
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
Orphan Drug Designation and Exclusivity
Under the Orphan Drug Act, the FDA may designate a drug product as an “orphan drug” if it is intended to treat a rare disease or condition, generally meaning that it affects fewer than 200,000 individuals in the United States, or more in cases in which there is no reasonable expectation that the cost of developing and making a product available in the United States for treatment of the disease or condition will be recovered from sales of the product. A company must seek orphan drug designation before submitting an NDA for the candidate product. If the request is granted, the FDA will disclose the identity of the therapeutic agent and its potential use. Orphan drug designation does not shorten the PDUFA goal dates for the regulatory review and approval process, although it does convey certain advantages such as tax benefits and exemption from the PDUFA application fee.
If a product with orphan designation receives the first FDA approval for the disease or condition for which it has such designation or for a select indication or use within the rare disease or condition for which it was designated, the product generally will receive orphan drug exclusivity. Orphan drug exclusivity means that the FDA may not approve another sponsor’s marketing application for the same drug for the same condition for seven years, except in certain limited circumstances. Orphan exclusivity does not block the approval of a different product for the same rare disease or condition, nor does it block the approval of the same product for different conditions. If a drug designated as an orphan drug ultimately receives marketing approval for an indication broader than what was designated in its orphan drug application, it may not be entitled to exclusivity.
Orphan drug exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product with the same drug for the same condition is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. This is the case despite an earlier court opinion holding that the Orphan Drug Act unambiguously required the FDA to recognize orphan exclusivity regardless of a showing of clinical superiority.
Section 505(b)(2) NDAs
NDAs for most new drug products are based on two full clinical studies which must contain substantial evidence of the safety and efficacy of the proposed new product for the proposed use. These applications are submitted under Section 505(b)(1) of the FDCA. The FDA is, however, authorized to approve an alternative type of NDA under Section 505(b)(2) of the FDCA. This type of application allows the applicant to rely, in part, on the FDA’s previous findings of safety and efficacy for a similar product, or published literature. Specifically, Section 505(b)(2) applies to NDAs for a drug for which the investigations made to show whether or not the drug is safe for use and effective in use and relied upon by the applicant for approval of the application “were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted.”
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
Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, the strength of the drug and the conditions of use of the drug. At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug. Under the statute, a generic drug is bioequivalent to a RLD if “the rate and extent of absorption of the drug do not show a significant difference from the rate and extent of absorption of the listed drug.” Upon approval of an ANDA, the FDA indicates whether the generic product is “therapeutically equivalent” to the RLD in its publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” also referred to as the “Orange Book.” Physicians and pharmacists consider a therapeutic equivalent generic drug to be fully substitutable for the RLD. In addition, by operation of certain state laws and numerous health insurance programs, the FDA’s designation of therapeutic equivalence often results in substitution of the generic drug without the knowledge or consent of either the prescribing physician or patient.
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
The FDA must establish a priority review track for certain generic drugs, requiring the FDA to review a drug application within eight (8) months for a drug that has three (3) or fewer approved drugs listed in the Orange Book and is no longer protected by any patent or regulatory exclusivities, or is on the FDA’s drug shortage list. The new legislation also authorizes the FDA to expedite review of ‘‘competitor generic therapies’’ or drugs with inadequate generic competition, including holding meetings with or providing advice to the drug sponsor prior to submission of the application.
Hatch-Waxman Patent Certification and the 30-Month Stay
Upon approval of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the applicant’s product or an approved method of using the product. Each of the patents listed by the NDA sponsor is published in the Orange Book. When an ANDA applicant files its application with the FDA, the applicant is required to certify to the FDA concerning any patents listed for the reference product in the Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval. To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would.
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
If the ANDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months after the receipt of the Paragraph IV notice, expiration of the patent, or a decision in the infringement case that is favorable to the ANDA applicant.
To the extent that the Section 505(b)(2) applicant is relying on studies conducted for an already approved product, the applicant is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA applicant would. As a result, approval of a Section 505(b)(2) NDA can be stalled until all the listed patents claiming the referenced product have expired, until any non-patent exclusivity, such as exclusivity for obtaining approval of a new chemical entity, listed in the Orange Book for the referenced product has expired, and, in the case of a Paragraph IV certification and subsequent patent infringement suit, until the earlier of 30 months, settlement of the lawsuit or a decision in the infringement case that is favorable to the Section 505(b)(2) applicant.
 Patent Term Restoration and Extension
A patent claiming a new drug product may be eligible for a limited patent term extension under the Hatch-Waxman Act, which permits a patent restoration of up to five years for patent term lost during product development and the FDA regulatory review. The restoration period granted on a patent covering a product is typically one-half the time between the effective date of a clinical investigation involving human beings is begun and the submission date of an application, plus the time between the submission date of an application and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The USPTO reviews and approves the application for any patent term extension or restoration in consultation with the FDA.
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
Health care Law and Regulation
Health care providers and third-party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with providers, consultants, third-party payors and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, patient privacy laws and regulations and other health care laws and regulations that may constrain business and/or financial arrangements. Restrictions under applicable federal and state health care laws and regulations, include the following:

•
the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal health care program such as Medicare and Medicaid;

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

•
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal laws that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any health care benefit program or making false statements relating to health care matters;

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•
the federal false statements statute, which prohibits knowingly and willfully falsifying, concealing ·or covering up a material fact or making any materially false statement in connection with the delivery of or payment for health care benefits, items or services;

•
the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or the ACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the United States Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to health care items or services that are reimbursed by non-government third-party payors, including private insurers.

 Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
Pharmaceutical Insurance Coverage and Health Care Reform
In the United States and markets in other countries, patients who are prescribed treatments for their conditions and providers performing the prescribed services generally rely on third-party payors to reimburse all or part of the associated health care costs. Significant uncertainty exists as to the coverage and reimbursement status of products approved by the FDA and other government authorities. Thus, even if a product candidate is approved, sales of the product will depend, in part, on the extent to which third-party payors, including government health programs in the United States such as Medicare and Medicaid, commercial health insurers and managed care organizations, provide coverage and establish adequate reimbursement levels for, the product. The process for determining whether a payor will provide coverage for a product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors are increasingly challenging the prices charged, examining the medical necessity and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the approved products for a particular indication.
In order to secure coverage and reimbursement for any product that might be approved for sale, a company may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the costs required to obtain FDA or other comparable marketing approvals. Nonetheless, product candidates may not be considered medically necessary or cost effective. A decision by a third-party payor not to cover a product could reduce physician utilization once the product is approved and have a material adverse effect on sales, results of operations and financial condition. Additionally, a payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor.
The containment of health care costs also has become a priority of federal, state and foreign governments and the prices of products have been a focus in this effort. Governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit a company’s revenue generated from the sale of any approved products. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive marketing approval, less favorable coverage policies and reimbursement rates may be implemented in the future.
There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and biologics and other medical products, government control and other changes to the health care system in the United States. In March 2010, the ACA was enacted, which includes measures that have significantly changed health care financing by both governmental and private insurers. The provisions of the ACA of importance to the pharmaceutical and biotechnology industry are, among others, the following:

•
an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drug agents or biologic agents, which is apportioned among these entities according to their market share in certain government health care programs;

•	an increase in the rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for branded and generic drugs, respectively;

•
a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts to negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer's outpatient drugs to be covered under Medicare Part D;

•
extension of manufacturers' Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations, unless the drug is subject to discounts under the 340B drug discount program;

•	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;

•
expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers' Medicaid rebate liability;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•
new requirements under the federal Physician Payments Sunshine Act for drug manufacturers to report information related to payments and other transfers of value made to physicians and teaching hospitals as well as ownership or investment interests held by physicians and their immediate family members;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

•
creation of the Independent Payment Advisory Board, which, if and when impaneled, will have authority to recommend certain changes to the Medicare program that could result in reduced payments for prescription drugs; and

•
establishment of a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include the Budget Control Act of 2011, which, among other things, led to aggregate reductions to Medicare payments to providers of up to 2% per fiscal year that started in 2013 and will stay in effect through 2024 unless additional Congressional action is taken, and the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Further, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.
These healthcare reforms, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price for any approved product and/or the level of reimbursement physicians receive for administering any approved product. Reductions in reimbursement levels may negatively impact the prices or the frequency with which products are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. Since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law. In May 2017, the U.S. House of Representatives passed legislation known as the American Health Care Act of 2017. Thereafter, the Senate Republicans introduced and then updated a bill to replace the ACA known as the Better Care Reconciliation Act of 2017. The Senate Republicans also introduced legislation to repeal the ACA without companion legislation to replace it, and a “skinny” version of the Better Care Reconciliation Act of 2017. In addition, the Senate considered proposed healthcare reform legislation known as the Graham-Cassidy bill. None of these measures was passed by the U.S. Senate.
The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In October 2017, the President signed a second Executive Order allowing for the use of association health plans and short-term health insurance, which may provide fewer health benefits than the plans sold through the ACA exchanges. At the same time, the Administration announced that it will discontinue the payment of cost-sharing reduction, or CSR, payments to insurance companies until Congress approves the appropriation of funds for such CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. A bipartisan bill to appropriate funds for CSR payments was introduced in the Senate, but the future of that bill is uncertain.
More recently, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. The Congress will likely consider other legislation to replace elements of the ACA during the next Congressional session.
Further, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.
Review and Approval of Medicinal Products in the European Union
In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, an applicant will need to obtain the necessary approvals by the comparable non-U.S. regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. Specifically, the process governing approval of medicinal products in the EU generally follows the same lines as in the United States. It entails satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission to the relevant competent authorities of a marketing authorization application, or MAA, and granting of a marketing authorization by these authorities before the product can be marketed and sold in the EU.
Clinical Trial Approval
The Clinical Trials Directive 2001/20/EC, the Directive 2005/28/EC on Good Clinical Practice, or GCP, and the related national implementing provisions of the individual EU member states govern the system for the approval of clinical trials in the EU. Under this system, an applicant must obtain prior approval from the competent national authority of the EU member states in which the clinical trial is to be conducted. Furthermore, the applicant may only start a clinical trial at a specific study site after the competent ethics committee has issued a favorable opinion. The clinical trial application must be accompanied by, among other documents, an investigational medicinal product dossier (the Common Technical Document) with supporting information prescribed by Directive 2001/20/EC, Directive 2005/28/EC, where relevant the implementing national provisions of the individual EU member states and further detailed in applicable guidance documents.
In April 2014, the new Clinical Trials Regulation, (EU) No 536/2014, or Clinical Trials Regulation, was adopted. The Regulation was published on June 16, 2014 but is not expected to apply until 2019. The Clinical Trials Regulation will be directly applicable in all the EU member states, repealing the current Clinical Trials Directive 2001/20/EC and replacing any national legislation that was put in place to implement the Directive. Conduct of all clinical trials performed in the EU will continue to be bound by currently applicable provisions until the new Clinical Trials Regulation becomes applicable. The extent to which on-going clinical trials will be governed by the Clinical Trials Regulation will depend on when the Clinical Trials Regulation becomes applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable the Clinical Trials Regulation will at that time begin to apply to the clinical trial.
The new Clinical Trials Regulation aims to simplify and streamline the approval of clinical trials in the EU. The main characteristics of the regulation include: a streamlined application procedure via a single entry point, the “EU Portal and Database”; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the appointed reporting Member State, whose assessment report is submitted for review by the sponsor and all other competent authorities of all EU member states in which an application for authorization of a clinical trial has been submitted, or concerned member states. Part II is assessed separately by each concerned member state. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned member state. However, overall related timelines will be defined by the Clinical Trials Regulation.
PRIME Designation in the EU

In March 2016, the European Medicines Agency, or EMA, launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIority MEdicines, or PRIME, scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated marketing authorization application assessment once a dossier has been submitted. Importantly, a dedicated Agency contact and rapporteur from the Committee for Human Medicinal Products, or CHMP, or Committee for Advanced Therapies are appointed early in PRIME scheme facilitating increased understanding of the product at EMA’s Committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.
Marketing Authorization
To obtain a marketing authorization for a product under EU regulatory systems, an applicant must submit an MAA either under a centralized procedure administered by the EMA, or one of the procedures administered by competent authorities in the EU member states (decentralized procedure, national procedure or mutual recognition procedure). A marketing authorization may be granted only to an applicant established in the EU. Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the EU, applicants have to demonstrate compliance with all measures included in an EMA-approved Paediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted (1) a product-specific waiver, (2) a class waiver or (3) a deferral for one or more of the measures included in the PIP.
The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid across the European Economic Area (i.e. the EU as well as Iceland, Liechtenstein and Norway). Pursuant to Regulation (EC) No 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products, and products with a new active substance indicated for the treatment of certain diseases, including products for the treatment of cancer. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure may be optional. The centralized procedure may at the request of the applicant also be used in certain other cases. We anticipate that the centralized procedure will be mandatory for the product candidates we are developing.
Under the centralized procedure, the CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure in the EU, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. If the CHMP accepts such request, the time limit of 210 days will be reduced to 150 days but it is possible that the CHMP can revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment. At the end of this period, the CHMP provides a scientific opinion on whether or not a marketing authorization should be granted in relation to a medicinal product. Within 15 calendar days of receipt of a final opinion from the CHMP, the European Commission must prepare a draft decision concerning an application for marketing authorization. This draft decision must take the opinion and any relevant provisions of EU law into account. Before arriving at a final decision on an application for centralized authorization of a medicinal product the European Commission must consult the Standing Committee on Medicinal Products for Human Use. The Standing Committee is composed of representatives of the EU member states and chaired by a non-voting European Commission representative. The European Parliament also has a related “droit de regard”. The European Parliament's role is to ensure that the European Commission has not exceeded its powers in deciding to grant or refuse to grant a marketing authorization.
The European Commission may grant a so-called “marketing authorization under exceptional circumstances”. Such authorization is intended for products for which the applicant can demonstrate that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use, because the indications for which the product in question is intended are encountered so rarely that the applicant cannot reasonably be expected to provide comprehensive evidence, or in the present state of scientific knowledge, comprehensive information cannot be provided, or it would be contrary to generally accepted principles of medical ethics to collect such information. Consequently, marketing authorization under exceptional circumstances may be granted subject to certain specific obligations, which may include the following:

•
the applicant must complete an identified program of studies within a time period specified by the competent authority, the results of which form the basis of a reassessment of the benefit/risk profile;

•
the medicinal product in question may be supplied on medical prescription only and may in certain cases be administered only under strict medical supervision, possibly in a hospital and in the case of a radiopharmaceutical, by an authorized person; and

•
the package leaflet and any medical information must draw the attention of the medical practitioner to the fact that the particulars available concerning the medicinal product in question are as yet inadequate in certain specified respects.

A marketing authorization under exceptional circumstances is subject to annual review to reassess the risk-benefit balance in an annual reassessment procedure. Continuation of the authorization is linked to the annual reassessment and a negative assessment could potentially result in the marketing authorization being suspended or revoked. The renewal of a marketing authorization of a medicinal product under exceptional circumstances, however, follows the same rules as a “normal” marketing authorization. Thus, a marketing authorization under exceptional circumstances is granted for an initial five years, after which the authorization will become valid indefinitely, unless the EMA decides that safety grounds merit one additional five-year renewal.
The European Commission may also grant a so-called “conditional marketing authorization” prior to obtaining the comprehensive clinical data required for an application for a full marketing authorization. Such conditional marketing authorizations may be granted for product candidates (including medicines designated as orphan medicinal products), if (i) the risk-benefit balance of the product candidate is positive, (ii) it is likely that the applicant will be in a position to provide the required comprehensive clinical trial data, (iii) the product fulfills an unmet medical need and (iv) the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required. A conditional marketing authorization may contain specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new studies, and with respect to the collection of pharmacovigilance data. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions and/or specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional marketing authorization.
The EU medicines rules expressly permit the EU member states to adopt national legislation prohibiting or restricting the sale, supply or use of any medicinal product containing, consisting of or derived from a specific type of human or animal cell, such as embryonic stem cells. While the products we have in development do not make use of embryonic stem cells, it is possible that the national laws in certain EU member states may prohibit or restrict us from commercializing our products, even if they have been granted an EU marketing authorization.
Unlike the centralized authorization procedure, the decentralized marketing authorization procedure requires a separate application to, and leads to separate approval by, the competent authorities of each EU Member State in which the product is to be marketed. This application is identical to the application that would be submitted to the EMA for authorization through the centralized procedure. The reference EU Member State prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. The resulting assessment report is submitted to the concerned EU member states who, within 90 days of receipt, must decide whether to approve the assessment report and related materials. If a concerned EU Member State cannot approve the assessment report and related materials due to concerns relating to a potential serious risk to public health, disputed elements may be referred to the European Commission, whose decision is binding on all EU member states.
The mutual recognition procedure similarly is based on the acceptance by the competent authorities of the EU member states of the marketing authorization of a medicinal product by the competent authorities of other EU member states. The holder of a national marketing authorization may submit an application to the competent authority of an EU Member State requesting that this authority recognize the marketing authorization delivered by the competent authority of another EU Member State.
Regulatory Data Protection in the EU
In the EU, innovative medicinal products approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity pursuant to Directive 2001/83/EC. Regulation (EC) No 726/2004 repeats this entitlement for medicinal products authorized in accordance the centralized authorization procedure. Data exclusivity prevents applicants for authorization of generics of these innovative products from referencing the innovator’s data to assess a generic (abridged) application for a period of eight years. During an additional two-year period of market exclusivity, a generic marketing authorization application can be submitted and authorized, and the innovator’s data may be referenced, but no generic medicinal product can be placed on the EU market until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity so that the innovator gains the prescribed period of data exclusivity, another company nevertheless could also market another version of the product if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.
Periods of Authorization and Renewals
A marketing authorization has an initial validity for five years in principle. The marketing authorization may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA or by the competent authority of the EU Member State. To this end, the marketing authorization holder must provide the EMA or the competent authority with a consolidated version of the file in respect of quality, safety and efficacy, including all variations introduced since the marketing authorization was granted, at least six months before the marketing authorization ceases to be valid. The European Commission or the competent authorities of the EU member states may decide, on justified grounds relating to pharmacovigilance, to proceed with one further five-year period of marketing authorization. Once subsequently definitively renewed, the marketing authorization shall be valid for an unlimited period. Any authorization which is not followed by the actual placing of the medicinal product on the EU market (in case of centralized procedure) or on the market of the authorizing EU Member State within three years after authorization ceases to be valid.
Orphan Drug Designation and Exclusivity
Regulation (EC) No. 141/2000, as implemented by Regulation (EC) No. 847/2000, provides that a drug can be designated as an orphan drug by the European Commission if its sponsor can establish that the product is intended for the diagnosis, prevention or treatment of (1) a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the EU when the application is made, or (2) a life-threatening, seriously debilitating or serious and chronic condition in the EU and that without incentives it is unlikely that the marketing of the drug in the EU would generate sufficient return to justify the necessary investment. For either of these conditions, the applicant must demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the EU or, if such method exists, the drug will be of significant benefit to those affected by that condition.
Once authorized, orphan medicinal products are entitled to 10 years of market exclusivity in all EU member states and a range of other benefits during the development and regulatory review process, including scientific assistance for study protocols, authorization through the centralized marketing authorization procedure covering all member countries and a reduction or elimination of registration and marketing authorization fees. However, marketing authorization may be granted to a similar medicinal product with the same orphan indication during the 10-year period with the consent of the marketing authorization holder for the original orphan medicinal product or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if this product is safer, more effective or otherwise clinically superior to the original orphan medicinal product. The period of market exclusivity may, in addition, be reduced to six years if it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity
Regulatory Requirements after a Marketing Authorization has been Obtained
In case an authorization for a medicinal product in the EU is obtained, the holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include:

•	Compliance with the EU’s stringent pharmacovigilance or safety reporting rules must be ensured. These rules can impose post-authorization studies and additional monitoring obligations.

•
The manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice. These requirements include compliance with EU cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the EU with the intention to import the active pharmaceutical ingredients into the EU.

•
The marketing and promotion of authorized drugs, including industry-sponsored continuing medical education and advertising directed toward the prescribers of drugs and/or the general public, are strictly regulated in the EU notably under Directive 2001/83EC, as amended, and EU Member State laws. Direct-to-consumer advertising of prescription medicines is prohibited across the EU.

     Brexit and the Regulatory Framework in the United Kingdom
On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the EU, which commonly referred to as Brexit. Thereafter, on March 29, 2017, the country formally notified the EU of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The withdrawal of the United Kingdom from the EU will take effect either on the effective date of the withdrawal agreement or, in the absence of agreement, two years after the United Kingdom provides a notice of withdrawal pursuant to the EU Treaty. Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the United Kingdom. It remains to be seen how, if at all, Brexit will impact regulatory requirements for product candidates and products in the United Kingdom.
Pricing Decisions for Approved Products
In the EU, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. For example, the EU provides options for its member states to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Member states may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other member states allow companies to fix their own prices for products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the EU have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage health care expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the EU. The downward pressure on health care costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various member states, and parallel trade, i.e., arbitrage between low-priced and high-priced member states, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries.
Employees
As of March 1, 2018, we had 22 full-time employees, eight of whom were engaged in research and development and 14 of whom were engaged in general business management, administration and finance. Approximately 68% of our employees hold advanced degrees. Our success depends, in part, on our ability to recruit and retain talented and trained scientific and business personnel and senior leadership. We believe that we have been successful to date in obtaining and retaining these individuals, but we do not know whether we will be successful in doing so in the future. None of our employees are represented by a labor union or covered by a collective bargaining agreement, nor have we experienced work stoppages. We believe that relations with our employees are good.
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

Executive Officers
The following table lists the positions, names and ages of our executive officers as of March 1, 2018:

Name	Age	Position
Adelene Q. Perkins	58	Chief Executive Officer
Lawrence E. Bloch, M.D., J.D.	52	President and Treasurer
Jeffery L. Kutok, M.D., Ph.D.	51	Senior Vice President, Chief Scientific Officer
Seth A. Tasker, J.D.	39	Vice President, General Counsel and Secretary

Adelene Q. Perkins has served as our Chief Executive Officer since January 2010, our President between October 2008 and January 2017, our Chief Business Officer from October 2008 through December 2009 and our Executive Vice President and Chief Business Officer between September 2006 and October 2008. Ms. Perkins served as Executive Vice President of IPI from February 2006 until its merger with DPI in September 2006 and Chief Business Officer of IPI from June 2002 until the DPI merger. Prior to joining IPI, Ms. Perkins served as Vice President of Business and Corporate Development of TransForm Pharmaceuticals, Inc., a private pharmaceutical company, from 2000 to 2002. From 1992 to 1999, Ms. Perkins held various positions at Genetics Institute, most recently serving as Vice President of Emerging Business and General Manager of the DiscoverEase® business unit. Ms. Perkins has served on the board of directors for the Biotechnology Industry Organization since 2012; the Bruker Corporation, a publicly traded manufacturer of analytic instruments, since 2017; Massachusetts General Hospital since 2017; the Massachusetts Biotechnology Council, a not-for-profit organization, since 2014; and Project Hope, a not-for-profit social services company, since 2013. Ms. Perkins was on the board of Padlock Therapeutics, a privately held biotechnology company, from 2015 to 2016 and was treasurer of the Massachusetts Life Sciences Center from 2014 to 2016. From 1985 to 1992, Ms. Perkins held a variety of positions at Bain & Company, a strategy consulting firm. Ms. Perkins received a B.S. in Chemical Engineering from Villanova University and an M.B.A. from Harvard Business School.
Lawrence E. Bloch, M.D., J.D., has served as our President since January 2017, and our Executive Vice President, Chief Financial Officer and Chief Business Officer from July 2012 to January 2017. Prior to joining Infinity, Dr. Bloch served as Chief Executive Officer of NeurAxon, Inc., a privately held biopharmaceutical company, from 2007 to 2011. Previously, he served as Chief Financial Officer and Chief Business Officer of NitroMed, Inc., a publicly held biopharmaceutical company, from 2004 to 2006. From 2000 to 2004, Dr. Bloch served as Chief Financial Officer, and from 1999 to 2002 as Vice President, Business Development, of Applied Molecular Evolution, Inc., a publicly held biopharmaceutical company. Dr. Bloch began his career as an emergency medicine resident physician at Massachusetts General Hospital and Brigham & Woman’s Hospital. He holds a J.D. from Harvard Law School, an M.D. from Harvard Medical School and an M.B.A. from Harvard Business School.
Jeffery L. Kutok, M.D., Ph.D., has served as our Senior Vice President and Chief Scientific Officer since February 2017, our Vice President of Biology and Translational Science from August 2013 to February 2017, our Senior Director of Biology and Translational Science from August 2012 to August 2013, our Senior Director of Molecular Pathology from March 2012 to August 2012, and our Director of Molecular Pathology from January 2011 to March 2012. Prior to joining Infinity, Dr. Kutok was an associate professor of pathology at Harvard Medical School and Brigham and Women’s Hospital. His laboratory focused on translational medicine research and biomarker identification in cancer, and he is an author on over 200 journal articles, reviews and book chapters. Dr. Kutok is board certified in Anatomic Pathology and Hematology and had clinical duties in Hematopathology and Molecular Diagnostics at Brigham and Women’s Hospital. Dr. Kutok received his B.S. in biology and his M.D., Ph.D. in medicine and molecular pathology from the State University of New York at Stony Brook. His Ph.D. was earned working in the laboratory of Dr. Barry Coller, M.D. in the field of platelet pathobiology. He was also a post-doctoral fellow at Harvard University in the laboratory of Dr. Gary Gilliland, M.D., Ph.D.
Seth A. Tasker, J.D., has served as our Vice President, General Counsel and Secretary since July 2016, our Deputy General Counsel between March 2015 and July 2016, our Associate General Counsel between March 2013 and March 2015, our Assistant General Counsel between March 2010 and March 2013, and our Corporate Counsel between March 2008 and March 2010. Prior to joining Infinity, Mr. Tasker served in varying levels of responsibility in the legal function at Surface Logix, Inc., a privately held biopharmaceutical company, from 2001 to 2008. Mr. Tasker holds a B.S. in Microbiology from the University of Vermont, a J.D. from Suffolk University Law School, and an M.B.A. from Suffolk University Sawyer School of Management.
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
We have no approved products, have generated no product revenue from sales, and have primarily incurred operating losses. As of December 31, 2017, we had an accumulated deficit of $667.5 million. We expect to continue to spend significant resources to fund IPI-549, our selective inhibitor of phosphoinositide-3-kinase, or PI3K, gamma. While we may have net income in some periods as the result of non-recurring collaboration revenue, we expect to incur substantial operating losses over the next several years as our clinical trial and drug manufacturing activities continue. In addition, if we proceed to seek and possibly obtain regulatory approval of IPI-549, we would expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution, to the extent such sales, marketing, manufacturing and distribution are not the responsibility of a future collaborator. As a result, we expect that our accumulated deficit would also increase significantly.
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
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time consuming, expensive and uncertain process that takes years to complete. We will need substantial additional funds to support our planned operations. In the absence of additional funding or business development activities, we believe that our existing cash and cash equivalents and available-for-sale securities will be adequate to satisfy our capital needs into the third quarter of 2019 based on our current operating plans.
Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including, but not limited to:

•	the scope, progress, results and costs of developing IPI-549, currently in clinical development;

•	the timing of, and the costs involved in, obtaining regulatory approvals for IPI-549;

•	subject to receipt of marketing approval, revenue, if any, received from commercial sales of IPI-549;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;

•	any breach, acceleration event or event of default under any agreements with third parties;

•	the outcome of any lawsuits that could be brought against us;

•	the cost of acquiring raw materials for, and of manufacturing, our product candidates is higher than anticipated;

•	the cost or quantity required of comparator or combination drugs used in clinical studies increases;

•	the effect of competing technological and market developments; and

•	a loss in our investments due to general market conditions or other reasons.
Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
We may seek additional funding through public or private financings of equity or debt securities, but such financing may not be available on acceptable terms, if at all. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders, increased fixed payment obligations and the existence of securities with rights that may adversely affect the rights of our existing stockholders including liquidation or other preferences and anti-dilution protections. For example, Takeda Pharmaceutical Company Limited, or Takeda, our PI3K licensor, elected to receive 1,134,689 shares of common stock as partial repayment for the convertible promissory note, or the Takeda Note, we issued to Takeda on July 26, 2017. If we incur additional indebtedness, there could be significant adverse consequences, including:

•
requiring us to dedicate a portion of our cash resources to the payment of interest and principal, and prepayment and repayment fees and penalties, thereby reducing money available to fund working capital, capital expenditures, product development and other general corporate purposes;

•	requiring us to grant security interests on our assets;

•
subjecting us to restrictive covenants that may reduce our ability to incur additional debt, make capital expenditures, create liens, redeem stock, declare dividends, and acquire, sell or license intellectual property rights, or other operating restrictions that could adversely impact our ability to conduct our business;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete;

•	placing us at a competitive disadvantage compared to our competitors that have less debt or better debt servicing options; and

•	increasing our vulnerability to adverse changes in general economic, industry and market conditions.
We may not have sufficient funds, and may be unable to arrange for additional financing, to pay the amounts due under any debt that we may incur. Failure to make payments or comply with other covenants under these debt instruments could result in an event of default and acceleration of amounts due. If an event of default occurs and the lenders accelerate the amounts due, we may not be able to make accelerated payments.
In addition, securing financing could require a substantial amount of time and attention from our management and may divert a disproportionate amount of their attention away from day-to-day activities, which may adversely affect our management’s ability to oversee the development of our product candidates.
We may also seek additional funds through arrangements with collaborators or other third parties, or through project financing. These arrangements would generally require us to relinquish or encumber valuable rights to our technologies, future revenue streams, or product candidates, and we may not be able to enter into such agreements on acceptable terms, if at all.
If we are unable to obtain additional funding on a timely basis, we may be required to curtail, terminate, sell or license rights to develop and market IPI-549 that we would otherwise prefer to develop and market ourselves, or to scale back, suspend, or terminate our business operations.
We have broad discretion in the use of our available cash and other sources of funding and may not use them effectively.

Our management has broad discretion in the use of our available cash and other sources of funding and could spend those resources in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could cause the price of our common stock to decline and delay the development of IPI-549 or any future product candidate. Pending their use, we may invest our available cash in a manner that does not produce income or that loses value.
Risks Related to the Development and Commercialization of IPI-549 and Any Future Product Candidate
We are dependent on the success of IPI-549, our only product candidate.
Our prospects are substantially dependent on our ability to develop, obtain marketing approval for and successfully commercialize product candidates in one or more disease indications.
We currently have no products approved for sale and are investing substantially all of our efforts and financial resources in the development of IPI-549.
The success of IPI-549 will depend on several factors, including the following:

•	our ability to raise additional capital;

•	initiation, enrollment and successful completion of clinical trials, including in combination with other agents;

•	a safety, tolerability and efficacy profile that is satisfactory to the U.S. Food and Drug Administration, or FDA, or any comparable foreign regulatory authority for marketing approval;

•	timely receipt of marketing approvals from applicable regulatory authorities;

•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;

•	establishment of supply arrangements with third-party raw materials suppliers and manufacturers;

•	establishment of arrangements with third-party manufacturers to obtain finished drug product that is appropriately packaged for sale;

•	adequate ongoing availability of raw materials and drug product for clinical development and any commercial sales;

•	obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the United States and internationally;

•	protection of our rights in our intellectual property portfolio;

•	successful launch of commercial sales following any marketing approval;

•	a continued acceptable safety profile following any marketing approval;

•	commercial acceptance by patients, the medical community and third-party payors; and

•	our ability to compete with other therapies.
We also expect that the success of IPI-549 will depend primarily on its therapeutic potential in combination with other therapeutics, such as checkpoint inhibitor therapies, and not as a monotherapy.
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
To date, we have not obtained approval from the FDA or any foreign regulatory authority to market or sell any of our product candidates. IPI-549 and any future product candidates that we seek to advance will be subject to extensive governmental regulations relating to development, clinical trials, manufacturing and commercialization. Rigorous preclinical testing, testing in clinical trials, and an extensive regulatory approval process are required in the United States and in many foreign jurisdictions prior to the commercial sale of medicinal products like our product candidates.
For example, we are evaluating IPI-549, our only product candidate, in clinical development. If our Phase 1/1b clinical trial of IPI-549 is successful, we will need to conduct further clinical trials and will need to apply for regulatory approval before we may market or sell any products based on IPI-549. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain, and subject to unanticipated delays. It is possible that IPI-549 will not obtain marketing approval.

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
We may conduct clinical trials for IPI-549 or future product candidates at sites outside the United States. The FDA may not accept data from trials conducted in such locations and the conduct of trials outside the United States could subject us to additional delays and expense.
In the future we may conduct one or more of our clinical trials with one or more trial sites that are located outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with GCP. The FDA must be able to validate the data from the trial through an onsite inspection if necessary. The trial population must also have a similar profile to the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful, except to the extent the disease being studied does not typically occur in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. There can be no assurance that the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of IPI-549 or any future product candidates.
In addition, the conduct of clinical trials outside the United States could have a significant adverse impact on us. Risks inherent in conducting international clinical trials include:

•	clinical practice patterns and standards of care that vary widely among countries;

•	non-U.S. regulatory authority requirements that could restrict or limit our ability to conduct our clinical trials;

•	administrative burdens of conducting clinical trials under multiple non-U.S. regulatory authority schema;

•	foreign exchange fluctuations; and

•	diminished protection of intellectual property in some countries.
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
Adverse events or undesirable side effects caused by, or other unexpected properties of, IPI-549, alone or in combination with other agents, could cause us, any collaborators, an institutional review board or regulatory authorities to interrupt, delay or halt clinical trials of IPI-549 and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. If IPI-549 is associated with adverse events or undesirable side effects or has properties that are unexpected, we, or any collaborators, may need to abandon development or limit development of IPI-549 to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause undesirable or unexpected side effects that prevented further development of the compound.
If the market opportunities for our product candidates are smaller than we believe they are, even assuming approval of a drug candidate, our business may suffer.
Our projections of both the number of people who are affected by disease within our target indications, as well as the subset of these people who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, healthcare utilization databases and market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. Likewise, the potentially addressable patient population for each of our product candidates may be limited or may not be amenable to treatment with our product candidates, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business.
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
We have never obtained marketing approval for a product candidate, and we may be unable to obtain, or may be delayed in obtaining, marketing approval for any product candidate.
We have never obtained marketing approval for a product candidate. It is possible that the FDA may refuse to accept for substantive review any new drug applications, or NDAs, that we may in the future submit for any product candidate or may conclude after review of our data that our application is insufficient to obtain marketing approval. If the FDA does not accept or approve any future NDAs we may submit, it may require that we conduct additional clinical trials, preclinical studies or manufacturing validation studies and submit that data before it will reconsider our applications. Depending on the extent of these or any other FDA-required trials or studies, approval of any application that we submit may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional trials or studies, if performed and completed, may not be considered sufficient by the FDA to approve our NDAs.
Any delay in obtaining, or an inability to obtain, marketing approvals would prevent us from commercializing any product candidates or any companion diagnostics, generating revenues and achieving and sustaining profitability. If any of these outcomes occurs, we may be forced to abandon our development efforts for one or more product candidates, which could significantly harm our business.

Even if a product candidate receives marketing approval in the future, we or others may later discover that the product is less effective than previously believed or causes undesirable side effects that were not previously identified, which could compromise our ability, or that of any future collaborator, to market such product candidate, and we could become subject to costly and damaging product liability claims.
Even if we receive regulatory approval for a product candidate, we will have tested it in only a small number of patients in carefully defined subsets and over a limited period of time during our clinical trials, such as is the case for IPI-549. If any future applications for marketing are approved and more patients begin to use our products, or patients use such products for a longer period of time, such products might be less effective than indicated by our clinical trials. Furthermore, new risks and side effects associated with such products may be discovered or previously observed risks and side effects may become more prevalent and/or clinically significant.
In addition, supplemental clinical trials that may be conducted on a drug following its initial approval may produce findings that are inconsistent with the trial results previously submitted to regulatory authorities. As a result, regulatory authorities may revoke their approvals, or we may be required to conduct additional clinical trials, make changes in labeling of a product (including a “black box” warning or a contraindication) or the manner in which it is administered, reformulate such product or make changes to and obtain new approvals for our and our suppliers’ manufacturing facilities. We also might have to withdraw or recall such product from the marketplace, and regulators might seize such product. We might be subject to fines, injunctions, or the imposition of civil or criminal penalties. Any safety concerns with respect to such product may also result in a significant drop in the potential sales of such product, damage to our reputation in the marketplace, or result in our and our collaborators’ becoming subject to lawsuits, including class actions. Any of these results could decrease or prevent any sales of our approved product or substantially increase the costs and expenses of commercializing and marketing our product and could negatively impact our stock price.
Even if a product candidate receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success, in which case we may not be able to generate significant revenues from product sales to become profitable.
Even if a product candidate obtains regulatory approval, it may not gain market acceptance among physicians, patients, managed care organizations, third-party payors, and the medical community for a variety of reasons including:

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
If any product candidate we develop, such as IPI-549, received marketing approval but fails to achieve market acceptance, we would not be able to generate significant revenue, which may adversely impact our ability to become profitable.
If we obtain approval to commercialize a product candidate outside of the United States, a variety of risks associated with international operations could materially adversely affect our business.
We expect that we will be subject to additional risks in commercializing any product candidate outside the United States, including:

•	different regulatory requirements for approval of drugs and biologics in foreign countries;

•	reduced protection for intellectual property rights;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•	business interruptions resulting from geopolitical actions, including war and terrorism or natural disasters including earthquakes, typhoons, floods and fires.
Even if we receive regulatory approvals for marketing any product candidates we may develop, we could lose our regulatory approvals and our business would be adversely affected if we, our collaborators, or our contract manufacturers fail to comply with continuing regulatory requirements.
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
IPI-549 is an inhibitor of the gamma isoform of PI3K, and we believe it is the only PI3K-gamma selective inhibitor in clinical development. However, there are many competitors developing or commercializing therapies targeting macrophage biology, including the following competitors, which we believe to be conducting clinical studies of product candidates targeting one or more aspects of macrophage biology: Array Biopharma, Inc., Deciphera Pharmaceuticals, Inc., Incyte Corporation (through its collaboration with Calithera Inc.), Bristol-Myers Squibb Company (through its collaboration with Five Prime Therapeutics, Inc.), Plexxikon Inc., Eli Lilly and Company, Amgen Inc., F. Hoffmann-La Roche Ltd, Janssen Research & Development, LLC, a subsidiary of Johnson & Johnson, Forty Seven Inc., Celgene Corporation, Trillium Therapeutics Inc., Pfizer Inc., XBiotech, Inc., AbbVie Inc., Takeda Pharmaceuticals International, Inc., Novartis AG, Efranat Ltd., Seattle Genetics, Inc., AstraZenica PLC, Apexigen Inc., X4 Pharmaceuticals, Inc., Syndax Pharmaceuticals, Inc., Syntrix Biosystems, Inc., Eisai Co., Ltd., and Alligator Bioscience AB.
Further, the broader field of immuno-oncology, or IO, is crowded with innovative therapies that may compete with IPI-549, including checkpoint inhibitor therapies such as PD-1 inhibitors nivolumab and pembrolizumab; PDL-1 inhibitors atezolizumab, avelumab, and durvalumab; and CTLA-4 inhibitors ipilimumab, and tremelimumab. Many of these checkpoint inhibitor therapies are being evaluated in combination with other non-checkpoint inhibitor IO product candidates. For example, nivolumab, which we are currently testing in combination with IPI-549, is being evaluated in multiple clinical trials in combination with non-checkpoint inhibitor candidates such as BMS-986016, an anti-LAG3 antibody; elotuzumab, a CD319 antibody; urelumab, a CD137 antibody; epacadostat, an IDO inhibitor; cabiralizumab, an anti-CSF1R antibody; and NKTR-214, an IL-2R agonist. The success of competing IO therapies may limit the number of patients available for enrollment in our clinical trials.
Our competitors may commence and complete clinical testing of their product candidates, obtain regulatory approvals and begin commercialization of their products sooner than we and/or our collaborators may for IPI-549. These competitive products may have superior safety or efficacy, have more attractive pharmacologic properties, or be manufactured less expensively than IPI-549. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, the development of our product candidates.
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
The extent to which patients have third-party payor coverage that could in principle cover treatment with IPI-549 may be affected by legislative and regulatory changes relating to the Patient Protection and Affordable Care Act, or ACA. For instance, the so-called “individual mandate” provisions of the ACA require most individuals to carry acceptable insurance for themselves and their family, whether through the government or a private insurer, or else incur a penalty. However, the tax reform legislation signed into law on December 22, 2017, eliminated the penalty for failure to comply with the individual mandate, effective for periods beginning after December 31, 2018. This change and other legislative or regulatory actions in relation to the ACA may increase the pool of patients lacking third-party payor coverage. There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved drugs. Marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we, or any future collaborators, might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, or prevent it altogether, which may negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability or the ability of any future collaborators to recoup our or their investment in IPI-549, even if IPI-549 obtains marketing approval.
Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Therefore, our ability, and the ability of any future collaborators, to successfully commercialize IPI-549 will depend in part on the extent to which coverage and adequate reimbursement for IPI-549 and related treatments will be available from third-party payors. Third-party payors decide which medications they will cover and establish reimbursement levels. The healthcare industry is acutely focused on cost containment, both in the United States and elsewhere. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect our ability or that of any future collaborators to sell IPI-549 profitably. These payors may not view IPI-549 as cost-effective, and coverage and reimbursement may not be available to our customers, or those of any future collaborators, or may not be sufficient to allow IPI-549 to be marketed on a competitive basis. Cost-control initiatives could cause us, or any future collaborators, to decrease the price we, or they, might establish for IPI-549, which could result in lower than anticipated product revenues. If the prices for IPI-549 decrease or if governmental and other third-party payors do not provide coverage or adequate reimbursement, our prospects for revenue and profitability will suffer.
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
If the FDA or comparable foreign regulatory authorities grant generic versions of IPI-549 marketing approval, or such authorities do not grant IPI-549 appropriate periods of data exclusivity before approving generic versions of IPI-549, the sales of IPI-549 could be adversely affected.
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
We could face exposure to significant product liability or other claims if IPI-549 is alleged to have caused harm. These risks are inherent in the testing, manufacturing and marketing of human medicinal products. Although we do not currently commercialize any products, claims could be made against us based on the use of IPI-549 or duvelisib, an oral, dual inhibitor of the delta and gamma isoforms of PI3K, in clinical trials. We currently have clinical trial insurance and will seek to obtain product liability insurance prior to the commercial launch of IPI-549. Our insurance may not, however, provide adequate coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is becoming increasingly expensive. As a result, we may be unable to maintain current amounts of insurance coverage or obtain additional or sufficient insurance at a reasonable cost. If we are sued for any injury caused by IPI-549, our liability could exceed our insurance coverage and our total assets, and we would need to divert management attention to our defense. Claims against us, regardless of their merit or potential outcome, may also generate negative publicity or hurt our ability to recruit investigators and patients to our clinical trials, obtain physician acceptance of IPI-549, or expand our business.
Risks Related to Our Dependence on Third Parties
If a collaborator terminates or fails to perform its obligations under agreements with us, the development and commercialization of our product candidates could be delayed or terminated.
We currently have worldwide development and commercialization rights to IPI-549. We license certain patent and other intellectual property rights under our agreement with Takeda, which we refer to as the Takeda Agreement, to discover, develop and commercialize pharmaceutical products targeting the delta and/or gamma isoforms of PI3K, including IPI-549 and duvelisib. We have also licensed or sublicensed certain of our intellectual property rights to third parties, including our exclusive license of worldwide rights to develop and commercialize duvelisib to Verastem, Inc., or Verastem, pursuant to an agreement we entered into with Verastem in November 2016 and which we refer to as the Verastem Agreement. We may in the future seek other third-party collaborators. The success of a strategic alliance with any partner is largely dependent on the resources, efforts, technology and skills brought to such alliance by such partner. The benefits of such alliances will be reduced or eliminated if any such partner:

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

If such partner were to terminate its arrangements with us, or breach such arrangements, or fail to maintain the financial resources necessary to continue financing its portion of development, manufacturing, and commercialization costs, as applicable, we may not have the financial resources or capabilities necessary to continue development and commercialization of the product candidate on our own. Consequently, the development and commercialization of the affected product candidate could be delayed, curtailed or terminated, and we may find it difficult to attract a new collaborator for such product candidate.
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
In the future, we might seek out one or more other collaborators for the development and commercialization of IPI-549 or any product candidate that we may develop in the future. Likely collaborators may include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. In addition, if we are able to obtain marketing approval for IPI-549 or any other product candidate from foreign regulatory authorities, we might enter into strategic relationships with international biotechnology or pharmaceutical companies for the commercialization of such product candidate outside of the United States.
We would face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for an additional collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration, and the proposed collaborator’s evaluation of a number of factors. Those factors may include the potential differentiation of our product candidate from competing product candidates, design or results of clinical trials, the likelihood of approval by the FDA or comparable foreign regulatory authorities and the regulatory pathway for any such approval, the potential market for our product candidate, the costs and complexities of manufacturing and delivering the product to patients and the potential of competing products. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available for collaboration and whether such a collaboration could be more attractive than the one with us for our product candidate.
Additional collaborations would be complex and time consuming to negotiate and document.
Any collaboration agreements that we enter into in the future may contain restrictions on our ability to enter into potential collaborations or to otherwise develop IPI-549 or any product candidate that we may develop in the future.
Further, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators. We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of a given product candidate, reduce or delay its development, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense.
We rely on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily.
We rely on third parties such as contract research organizations, medical institutions and external investigators to enroll qualified patients, conduct our clinical trials and provide services in connection with such clinical trials, and we intend to rely on these and other similar entities in the future. Our reliance on these third parties for clinical development activities reduces our control over these activities. Accordingly, these third-party contractors may not complete activities on schedule or conduct our clinical trials in accordance with regulatory requirements or the trial design. If these third parties do not successfully carry out their contractual obligations or meet expected deadlines, we may be required to replace them. Replacing a third-party contractor may result in a delay of the affected trial and unplanned costs. If this were to occur, our ability to obtain regulatory approval for and to commercialize IPI-549 or any product candidate that we may develop in the future could be delayed.

In addition, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocol for the trial. The FDA requires us to comply with certain standards, referred to as good clinical practices, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. If any of our trial investigators or third-party contractors does not comply with good clinical practices, we may not be able to use the data and reported results from the trial. If this noncompliance were to occur, our ability to obtain regulatory approval for and to commercialize our product candidate could be delayed or put at risk.
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
Contract manufacturers may also encounter difficulties involving production yields or delays in performing their services. We do not have control over third-party manufacturers’ performance and compliance with applicable regulations and standards. If, for any reason, our manufacturers cannot perform as agreed, we may be unable to replace such third-party manufacturers in a timely manner, and the production of IPI-549 would be interrupted, resulting in delays in clinical trials and additional costs. Switching manufacturers may be difficult because the number of potential manufacturers is limited, the demand for such services is high and, depending on the type of material manufactured at the contract facility, the change in contract manufacturer must be submitted to and/or approved by the FDA and comparable regulatory authorities outside of the United States. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our product candidates after receipt of regulatory approval. It may be difficult or impossible for us to quickly find a replacement manufacturer on acceptable terms, or at all.
To date, IPI-549 has been manufactured for preclinical testing and clinical trials primarily by third-party manufacturers. If the FDA or other regulatory agencies approve IPI-549 for commercial sale, we expect that we would continue to rely, at least initially, on third-party manufacturers to produce commercial quantities of IPI-549. These manufacturers may not be able to successfully increase the manufacturing capacity for IPI-549 in a timely or economical manner, or at all. Significant scale-up of manufacturing might entail changes in the manufacturing process that would have to be submitted to or approved by the FDA or other regulatory agencies. If contract manufacturers engaged by us are unable to successfully increase the manufacturing capacity for IPI-549, or we are unable to establish our own manufacturing capabilities, the commercial launch of any approved products may be delayed or there may be a shortage in supply.
Risks Related to Our Intellectual Property
If we fail to obtain or maintain necessary or useful intellectual property rights, we could encounter substantial delays in the research, development and commercialization of IPI-549 and any product candidates that we may develop in the future.
We currently have rights to certain intellectual property through the Takeda Agreement to develop IPI-549 and other product candidates that we may in the future develop under our PI3K inhibitor program. In addition, we have rights to certain intellectual property through the Takeda Agreement that, pursuant to the Verastem Agreement, we have exclusively licensed to Verastem. We may decide to license additional third-party technology that we deem necessary or useful for our business. However, we may be unable to acquire or in-license any compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary for IPI-549 at a reasonable cost, or at all. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us.

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
If we do not obtain or maintain these intellectual property rights which we require, we could encounter substantial delays in developing and commercializing IPI-549 or any other potential product candidate while we attempt to develop alternative technologies, methods and product candidates, which we may not be able to accomplish. If we are ultimately unable to do so, we may be unable to develop or commercialize our product candidate, which could harm our business significantly.
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
The Leahy-Smith America Invents Act, or the America Invents Act, reforms United States patent law in part by changing the standard for patent approval for certain patents from a “first to invent” standard to a “first to file” standard and developing a post-grant review system. This new law changes United States patent law in a way that may severely weaken our ability to obtain patent protection in the United States. Additionally, recent judicial decisions establishing new case law and a reinterpretation of past case law, as well as regulatory initiatives, may make it more difficult for us to protect our intellectual property.
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
Claims by third parties of intellectual property infringement are costly and distracting, and could deprive us of valuable rights we need to develop or commercialize IPI-549 and any product candidate that we might develop in the future.
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
If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.
We have not yet registered trademarks in our potential markets. Any registered trademarks or trade names may be challenged, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.
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
Intellectual property rights do not necessarily address all potential threats.
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•	others may be able to make products that are similar to our product candidates but that are not covered by the claims of the patents that we own or license or may own in the future;

•	we, or any partners or collaborators, might not have been the first to make the inventions covered by the issued patent or pending patent application that we license or may own in the future;

•	we, or any partners or collaborators, might not have been the first to file patent applications covering certain of our or their inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our owned or licensed intellectual property rights;

•	it is possible that our pending licensed patent applications or those that we may own in the future will not lead to issued patents;

•	issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors;

•
our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

•	we may not develop additional proprietary technologies that are patentable;

•	the patents of others may have an adverse effect on our business; and

•	we may choose not to file a patent for certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.
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
In order to market and sell our medicines in the European Union and many other jurisdictions, we or our third-party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, a product must be approved for reimbursement before the product can be approved for sale in that country. We or our third-party collaborators may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize IPI-549 in any market.
Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. On March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, Brexit could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the European Union. For example, the British government has begun negotiating the terms of the UK’s withdrawal from the EU. It is unclear what impact Brexit may have, if any, on the development and commercialization of IPI-549, although the first practical effects of Brexit on healthcare were felt in November 2017 when EU member states voted to move the European Medicines Agency, or the EMA, the EU’s regulatory body, from London to Amsterdam. Operations in Amsterdam are slated to commence by March 30, 2019, although the move itself could cause significant disruption to the regulatory approval process in Europe.
Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.
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
IPI-549 could be subject to restrictions or withdrawal from the market and we may be subject to substantial penalties if we or our collaborators fail to comply with regulatory requirements or if we or they experience unanticipated problems with IPI-549, when and if it is approved.
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
Under the CURES Act and the Trump Administration’s regulatory reform initiatives, the FDA’s policies, regulations and guidance may be revised or revoked and that could prevent, limit or delay regulatory approval of our product candidates, which would impact our ability to generate revenue.
In December 2016, the 21st Century Cures Act, or Cures Act, was signed into law. The Cures Act, among other things, is intended to modernize the regulation of drugs and spur innovation, but its ultimate implementation is unclear. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.
We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. An under-staffed FDA could result in delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. Moreover, on January 30, 2017, President Trump issued an Executive Order, applicable to all executive agencies, including the FDA, which requires that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This Executive Order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation and approximate the total costs or savings associated with each new regulation or repealed regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within the Office of Management and Budget on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. In addition, on February 24, 2017, President Trump issued an executive order directing each affected agency to designate an agency official as a “Regulatory Reform Officer” and establish a “Regulatory Reform Task Force” to implement the two-for-one provisions and other previously issued executive orders relating to the review of federal regulations, however it is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.
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
Recently enacted and future legislation may increase the difficulty and cost for us and any future collaborators to obtain marketing approval of and commercialize our product candidates and affect the prices we, or they, may obtain.
In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could, among other things, prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability, or the ability of any future collaborators, to profitably sell any products for which we, or they, obtain marketing approval. We expect that current laws, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we, or any future collaborators, may receive for any approved products.
In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or Medicare Modernization Act, changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for physician administered drugs. In addition, this legislation provided authority for limiting the number of drugs that will be covered in any therapeutic class. Cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for any approved products. While the Medicare Modernization Act applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the Medicare Modernization Act may result in a similar reduction in payments from private payors.
In March 2010, then-President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the ACA. Among the provisions of the ACA of potential importance to our business and IPI-549, including, without limitation, our ability to commercialize and the prices we may obtain for any of our product candidates and that are approved for sale, are the following:

•	an annual, non-deductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic products;

•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;

•	expansion of federal healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance;

•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices;

•	extension of manufacturers’ Medicaid rebate liability;

•	expansion of eligibility criteria for Medicaid programs;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	new requirements to report financial arrangements with physicians and teaching hospitals;

•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.
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
We expect that these healthcare reforms, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product and/or the level of reimbursement physicians receive for administering any approved product we might bring to market. Reductions in reimbursement levels may negatively impact the prices we receive or the frequency with which our products are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. Since enactment of the ACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law. In May 2017, the U.S. House of Representatives passed legislation known as the American Health Care Act of 2017. Thereafter, the Senate Republicans introduced and then updated a bill to replace the ACA known as the Better Care Reconciliation Act of 2017. The Senate Republicans also introduced legislation to repeal the ACA without companion legislation to replace it, and a “skinny” version of the Better Care Reconciliation Act of 2017. In addition, the Senate considered proposed healthcare reform legislation known as the Graham-Cassidy bill. None of these measures was passed by the U.S. Senate.
The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA. In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. In October 2017, the President signed a second Executive Order allowing for the use of association health plans and short-term health insurance, which may provide fewer health benefits than the plans sold through the ACA exchanges. At the same time, the Administration announced that it will discontinue the payment of cost-sharing reduction, or CSR, payments to insurance companies until Congress approves the appropriation of funds for such CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. A bipartisan bill to appropriate funds for CSR payments was introduced in the Senate, but the future of that bill is uncertain.
More recently, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Further, each chamber of the Congress has put forth multiple bills designed to repeal or repeal and replace portions of the ACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the ACA. The Congress will likely consider other legislation to replace elements of the ACA during the next Congressional session.
We will continue to evaluate the effect that the ACA and its possible repeal and replacement could have on our business. It is possible that repeal and replacement initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits. While the timing and scope of any potential future legislation to repeal and replace ACA provisions is highly uncertain in many respects, it is also possible that some of the ACA provisions that generally are not favorable for the research-based pharmaceutical industry could also be repealed along with ACA coverage expansion provisions. Accordingly, such reforms, if enacted, could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop commercialize product candidates.
The costs of prescription pharmaceuticals in the United States has also been the subject of considerable discussion in the United States, and members of Congress and the Administration have stated that they will address such costs through new legislative and administrative measures. The pricing of prescription pharmaceuticals is also subject to governmental control outside the United States. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost effectiveness of our product candidates to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our ability to generate revenues and become profitable could be impaired. In the European Union, similar political, economic and regulatory developments may affect our ability to profitably commercialize our products. In addition to continuing pressure on prices and cost containment measures, legislative developments at the European Union or member state level may result in significant additional requirements or obstacles that may increase our operating costs.
Moreover, legislative and regulatory proposals have also been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical drugs. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our drug candidates, if any, may be. In addition, increased scrutiny by the United States Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us and any future collaborators to more stringent drug labeling and post-marketing testing and other requirements.
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
We cannot assure you that our employees and third-party intermediaries will comply with such anti-corruption laws. Noncompliance with anti-corruption and anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with certain persons, the loss of export privileges, reputational harm, adverse media coverage, and other collateral consequences. If any subpoenas, investigations, or other enforcement actions are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations, and financial condition could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense and compliance costs and other professional fees. In certain cases, enforcement authorities may even cause us to appoint an independent compliance monitor which can result in added costs and administrative burdens.
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
We maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, as well as other work-related injuries, but this insurance may not provide adequate coverage against potential liabilities. However, we do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us.

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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The 2008 global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as that in 2008, could result in a variety of risks to our business, including weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could strain our suppliers, possibly resulting in supply disruption, or cause delays in payments for our services by third-party payors or our collaborators. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
We rely significantly upon information technology and any failure, inadequacy, interruption or security lapse of that technology, including any cyber-security incidents, could harm our ability to operate our business effectively.
Despite the implementation of security measures and certain data recovery measures, our internal computer systems and those of third parties with which we contract are vulnerable to damage from cyber attacks, computer viruses, unauthorized access, sabotage, natural disasters, terrorism, war, telecommunication and electrical failures and other disruptions. System failures, accidents or security breaches could cause interruptions in operations for us or those third parties with which we contract, and could result in a material disruption of our clinical and commercialization activities and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. The loss of clinical trial data could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate public disclosure of confidential or proprietary information, we could incur liability and our product development and commercialization efforts could be delayed. Such delay could have a material adverse impact on our business, operating results and financial condition.
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
Risks Related to Employee Matters and Managing Potential Future Growth
If we are not able to retain key personnel and advisors, we may not be able to operate our business successfully.
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
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses. Such estimates and judgments include those related to revenue recognition, impairment of long-lived assets, accrued expenses, assumptions in the valuation of stock-based compensation and income taxes. We base our estimates and judgments on historical experience, facts and circumstances known to us and on various assumptions that we believe to be reasonable under the circumstances. These estimates and judgments, or the assumptions underlying them, may change over time or prove inaccurate. If this is the case, we may be required to restate our financial statements, which could in turn subject us to securities class action litigation. Defending against such potential litigation relating to a restatement of our financial statements would be expensive and would require significant attention and resources of our management. Moreover, our insurance to cover our obligations with respect to the ultimate resolution of any such litigation may be inadequate. As a result of these factors, any such potential litigation could have a material adverse effect on our financial results and cause our stock price to decline.

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
We have incurred significant net losses since our inception and cannot guarantee when, if ever, we will become profitable. To the extent that we continue to generate federal and state taxable losses, unused net operating loss and tax credit carryforwards will carry forward to offset future taxable income, subject to applicable limitations on the use of those losses. Losses incurred in taxable years ending on or before December 31, 2017, are eligible to be carried forward for up to 20 years, and to be deducted in full against income for the years to which they may be carried. Losses incurred in taxable years ending after December 31, 2017, are eligible to be carried forward indefinitely, but may offset no more than 80% of the taxable income for the years to which they are carried (computed without regard to the deduction for carryovers of net operating losses). Net operating loss carryovers from periods ending on or before December 31, 2017, and tax credit carryovers from all periods could expire unused and be unavailable to offset future income tax liabilities.
In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss and credit carryovers to reduce its tax liability for post-change periods may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. In addition, we have not conducted a detailed study to document whether our historical activities qualify to support the research and development credits currently claimed as a carryover. A detailed study could result in adjustment to our research and development credit carryovers. If we determine that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryovers is materially limited, or if our research and development carryforwards are adjusted, our use of those attributes to offset future income tax liabilities would be limited.
The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.
On December 22, 2017, President Trump signed into law new legislation that significantly revised the Internal Revenue Code of 1986, as amended. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain how various states will respond to the newly enacted federal tax law. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.
Our effective tax rate may fluctuate, and we may incur obligations in tax jurisdictions in excess of accrued amounts.
Our effective tax rate may be different than experienced in the past due to numerous factors, including passage of the newly enacted federal income tax law, changes in the mix of our profitability apportioned to tax jurisdictions in which we may operate, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.
We do not anticipate paying cash dividends, so you must rely on stock price appreciation for any return on your investment.

We anticipate retaining any future earnings for reinvestment in the infrastructure and personnel necessary to support our development and potential commercialization efforts. Therefore, we do not anticipate paying cash dividends in the future. As a result, only appreciation of the price of our common stock will provide a return to stockholders. Investors seeking cash dividends should not invest in our common stock.
Our executive officers, directors and major shareholders may be able to exert significant control over the company, which may make an acquisition of us difficult.
To our knowledge, based on the number of shares of our common stock outstanding on March 1, 2018, stockholders beneficially owning 5% or more of our common stock, as well as our executive officers, directors, and their respective affiliates, beneficially owned in the aggregate approximately 29% of our common stock. These stockholders have the ability to influence our company through this ownership position. For example, as a result of this concentration of ownership, these stockholders, if acting together, may have the ability to affect the outcome of matters submitted to our stockholders for approval, including the election and removal of directors, changes to our equity compensation plans and any merger or similar transaction. This concentration of ownership may, therefore, harm the market price of our common stock by:

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
As of December 31, 2017, we had $57.6 million in cash and cash equivalents. We historically have invested these amounts in money market funds, corporate obligations, U.S. government-sponsored enterprise obligations, U.S. Treasury securities and mortgage-backed securities meeting the criteria of our investment policy, which prioritizes the preservation of our capital. Corporate obligations may include obligations issued by corporations in countries other than the United States, including some issues that have not been guaranteed by governments and government agencies. Our investments are subject to general credit, liquidity, market and interest rate risks and instability in the global financial markets. We may realize losses in the fair value of these investments or a complete loss of these investments. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio may have a material adverse effect on our financial results and the availability of cash to fund our operations.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
On September 1, 2017, we entered into a lease covering 6,091 square feet of office space located at 784 Memorial Drive. The lease expires on August 31, 2019.
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

	2017		2016
	High	Low	High	Low
First quarter	$3.84	$1.32	$8.16	$4.75
Second quarter	3.60	1.56	6.63	1.24
Third quarter	1.66	0.93	1.80	1.24
Fourth quarter	3.75	1.20	1.65	0.84
Holders
As of March 1, 2018, there were 49 holders of record of our common stock.
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
The graph below shows a comparison of cumulative total stockholder returns from December 31, 2012 through December 31, 2017 for our common stock, the Nasdaq Stock Market (U.S.) Index and the Nasdaq Biotechnology Index. The graph assumes that $100 was invested in our common stock and in each index on December 31, 2012, and that all dividends were reinvested. No cash dividends have been declared or paid on our common stock.

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

	Year Ended December 31,
	2017	2016	2015	2014	2013
Statement of Operations Data:
Collaboration revenue	$6,000	$18,723	$109,066	$164,995	$—
Operating expenses:
Research and development (1)	20,830	119,611	199,109	143,633	99,760
General and administrative (1)	21,615	42,219	37,065	29,285	27,916
Total operating expenses	42,445	161,830	236,174	172,918	127,676
Gain on AbbVie Opt-Out (2)	—	112,216	—	—	—
Loss from operations	(36,445)	(30,891)	(127,108)	(7,923)	(127,676)
Other income (expense), net	(6,105)	790	(933)	(9,310)	896
Loss before income taxes	(42,550)	(30,101)	(128,041)	(17,233)	(126,780)
Income taxes benefit (expense)	720	—	(335)	(183)	—
Net loss	$(41,830)	$(30,101)	$(128,376)	$(17,416)	$(126,780)
Basic and diluted loss per common share	$(0.83)	$(0.61)	$(2.62)	$(0.36)	$(2.64)
Basic and diluted weighted average number of common shares outstanding	50,560,195	49,608,234	49,083,479	48,561,653	47,936,001

	As of December 31,
	2017	2016	2015	2014	2013
Selected Balance Sheet Data:
Cash, cash equivalents and available-for-sale securities, including long-term	$57,609	$92,064	$245,231	$333,245	$214,468
Working capital	46,791	77,797	184,641	289,691	202,735
Total assets	59,353	125,655	288,821	369,144	230,710
Due to Takeda, less current portion (3)	—	—	—	—	6,456
Construction liability (4)	—	—	—	15,456	—
Financing obligation (5)	—	19,591	20,007	—	—
Accumulated deficit	(667,519)	(625,689)	(595,588)	(467,212)	(449,796)
Total stockholders’ equity	47,730	82,454	98,557	209,472	201,275
(1)During the year ended December 31, 2017, we recorded $6.0 million of expense related to the convertible promissory note with Takeda Pharmaceutical Company Limited, or Takeda, in research and development expense. See Note 11 of the consolidated financial statements. During the year ended December 31, 2016, we recorded $21.2 million of expense related to restructuring activities of which $13.6 million is recorded in research and development expense and $7.6 million is recorded in general and administrative expense. See Note 12 of the consolidated financial statements.
(2)On June 24, 2016, AbbVie Inc., or AbbVie, delivered to us a written notice that AbbVie was exercising its right to terminate the collaboration and license agreement with us unilaterally upon 90 days’ written notice, which we refer to as the AbbVie Opt-Out. The gain on AbbVie Opt-Out was non-recurring and due to the written notice of termination received from AbbVie on June 24, 2016. The AbbVie Opt-Out was irrevocable, and we had no obligation to continue to provide AbbVie any services related to products containing duvelisib after June 24, 2016. The termination of the collaboration and license agreement became effective on September 23, 2016. See Note 11 of the consolidated financial statements.
(3)During the year ended December 31, 2012, we recorded $14.4 million in research and development expense related to the fair value of a release payment of $15 million, payable in installments, pursuant to the amended and restated agreement with Takeda. We paid $1.7 million, $6.7 million and the final $6.7 million of this $15 million release payment during the years ended December 31, 2012, December 31, 2014, and December 31, 2015, respectively.

(4)In September 2014, we entered into a lease agreement with BHX, LLC, as trustee of 784 Realty Trust, for the lease of office space at 784 Memorial Drive, Cambridge, Massachusetts. Upon lease commencement, building construction was initiated, and we were involved in the construction project. We were deemed for accounting purposes to be the owner of the building during the construction period. As of December 31, 2014, we recorded building and accumulated construction costs of approximately $16.0 million and a construction liability of approximately $15.5 million. See Note 7 of the consolidated financial statements.
(5)In June 2015, the construction of 784 Memorial Drive, Cambridge, Massachusetts was substantially complete, and the leased premises, which we refer to as the Leased Premises, was available for occupancy. The construction-in-progress was then placed in service, and the construction liability was reclassified to a financing obligation as the transaction did not qualify for sale-leaseback accounting due to our continuing involvement. At December 31, 2016 and 2015, we held building and accumulated construction costs net of accumulated depreciation of approximately $22.0 million and $23.0 million, respectively, and a financing obligation of approximately $19.6 million and $20.0 million, respectively. See Note 7 of the consolidated financial statements.
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
Overview
We are an innovative biopharmaceutical company dedicated to developing novel medicines for people with cancer. We combine proven scientific expertise with a passion for developing novel small molecule drugs that target disease pathways for potential applications in oncology. We are focusing our efforts on advancing IPI-549, an orally administered, clinical-stage, immuno-oncology product candidate that selectively inhibits the enzyme phosphoinositide-3-kinase-gamma, or PI3K-gamma. We believe IPI-549 is the only selective inhibitor of PI3K-gamma being investigated in clinical trials. We have worldwide commercial rights to IPI-549.
IPI-549 is currently being studied in a Phase 1/1b, first-in-human clinical trial that is expected to enroll approximately 200 patients with advanced solid tumors. The study includes a dose-escalation phase to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of IPI-549 as a monotherapy, as well as a dose-escalation phase evaluating IPI-549 in combination with nivolumab, also known as Opdivo®. Nivolumab is a checkpoint inhibitor therapy being commercialized by Bristol-Myers Squibb Company, or BMS, that targets a receptor in the human body called programmed death receptor 1, or PD-1. We have completed the dose-escalation portions of the study and are evaluating patients in a monotherapy expansion component at the recommended phase 2 dose of 60 mg of IPI-549 once daily, or QD, and are evaluating patients in multiple combination therapy expansion cohorts at 40 mg of IPI-549 QD, in combination with 240 mg of nivolumab every two weeks. The combination therapy expansion portion of the study includes: cohorts of patients with non-small cell lung cancer, melanoma, and squamous cell carcinoma of the head and neck whose tumors have shown initial resistance or subsequently have developed resistance to immune checkpoint therapy; a cohort of patients with triple negative breast cancer who have not been previously treated with a checkpoint inhibitor; a cohort of patients with mesothelioma; a cohort of patients with adrenocortical carcinoma; and a cohort of patients who have a high baseline level of myeloid-derived suppressor cells, the presence of which correlates to a poor response to PD-1 and PD-L1 inhibitors.
In the second quarter of 2018, we expect to report data from the monotherapy expansion and the combination therapy dose-escalation portions of the study, as well as initial data from the six disease-specific combination therapy expansion cohorts. In the second half of 2018, we expect to report more mature clinical and translational data, including insights from paired tumor biopsies, from the six disease-specific cohorts and initial data form the cohort of patients with high baseline levels of MDSCs.

We have primarily incurred operating losses since inception. Our net loss was $41.8 million, $30.1 million and $128.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had an accumulated deficit of $667.5 million. As we have no approved products, we have not generated any revenue from product sales and, to date, all our revenue has been generated under research collaboration agreements. As of December 31, 2017, we had approximately $57.6 million in cash, cash equivalents and available-for-sale securities. We will need substantial additional funds to support our planned operations. In the absence of additional funding or business development activities, we believe that our existing cash, cash equivalents and available-for-sale securities will be adequate to satisfy our capital needs into the third quarter of 2019 based on planned levels of spending. We have not included the potential receipt of a $22.0 million milestone payment from Verastem, Inc., or Verastem, in this forecast.
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
Research and Development Expense
We are a drug development company. Our research and development expense has historically consisted primarily of the following:

•	compensation of personnel associated with research and development activities;

•	clinical testing costs, including payments made to contract research organizations;

•	costs of comparator and combination drugs used in clinical studies;

•	costs of purchasing laboratory supplies and materials;

•	costs of manufacturing product candidates for preclinical testing and clinical studies;

•	costs associated with the licensing of research and development programs;

•	preclinical testing costs, including costs of toxicology studies;

•	fees paid to external consultants;

•	fees paid to professional service providers for independent monitoring and analysis of our clinical trials;

•	costs for collaboration partners to perform research activities, including development milestones for which a payment is due when achieved;

•	depreciation of equipment; and

•	allocated costs of facilities.

General and Administrative Expense
General and administrative expense primarily consists of compensation of personnel in executive, finance, accounting, legal and intellectual property, information technology infrastructure, corporate communications, corporate development and human resources functions. Other costs include facilities costs not otherwise included in research and development expense and professional fees for legal and accounting services.
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
Stock-Based Compensation
We expense the fair value of employee stock options and other equity compensation. We use our judgment in determining the fair value of our equity instruments, including selecting the inputs we use for the Black-Scholes valuation model. Equity instrument valuation models are by their nature highly subjective. Any significant changes in any of our judgments, including those used to select the inputs for the Black-Scholes valuation model, could have a significant impact on the fair value of the equity instruments granted and the associated compensation charge we record in our financial statements.
Results of Operations
The following table summarizes our results of operations for the years ended December 31, 2017, 2016 and 2015, in thousands, together with the change in each item as a percentage.

	2017	% Change	2016	% Change	2015
Collaboration revenue	$6,000	(68)%	$18,723	(83)%	$109,066
Research and development expense	(20,830)	(83)%	(119,611)	(40)%	(199,109)
General and administrative expense	(21,615)	(49)%	(42,219)	14%	(37,065)
Gain on AbbVie Opt-Out (note 11)	—	(100)%	112,216	—%	—
Interest expense	(1,010)	(18)%	(1,225)	(10)%	(1,368)
Other expense (note 7)	(6,882)	—%	—	—%	—
Investment and other income	1,787	(11)%	2,015	363%	435
Income taxes benefit (expense)	720	—%	—	(100)%	(335)
Revenue
Our revenue during the year ended December 31, 2017 consisted of approximately:

•
$6.0 million of revenue related to the achievement by Verastem of the successful completion of the DUO clinical study of duvelisib and our receipt of the associated payment under our agreement with Verastem.

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
Gain on AbbVie Opt-Out
The gain on AbbVie Opt-Out was non-recurring and due to the written notice of termination received from AbbVie on June 24, 2016. The AbbVie Opt-Out was irrevocable, and we had no obligation to continue to provide AbbVie any services related to Duvelisib Products after June 24, 2016. The termination of the AbbVie Agreement became effective on September 23, 2016. See Note 11 of our consolidated financial statements for details on the AbbVie Agreement and the AbbVie Opt-Out.
Research and Development Expense
Research and development expenses represented approximately 49%, 74% and 84% of our total operating expenses for the years ended December 31, 2017, 2016 and 2015, respectively.
The decrease in research and development expense for the year ended December 31, 2017 compared to the year ended December 31, 2016 was primarily attributable to:

•
$52.1 million decrease in clinical development expenses related to duvelisib, an oral, dual inhibitor of the delta and gamma isoforms of PI3K, as a result of our out-license of duvelisib to Verastem, in November 2016. See Note 11 of our consolidated financial statements for details on our amended and restated license agreement with Verastem, or the Verastem Agreement; and

•	$36.0 million decrease in compensation, including restructuring charges, due to the decrease in headcount resulting from restructuring activities in 2016.
The decrease in research and development expense for the year ended December 31, 2016 compared to the year ended December 31, 2015 was primarily attributable to:

•
$52.5 million payment in 2015 to exercise the option purchased from Takeda Pharmaceutical Company Limited, or Takeda, in connection with the 2014 amendment of our development and license agreement with Takeda;

•
$22.0 million decrease in clinical development expenses related to duvelisib, including charges from AbbVie for costs incurred by AbbVie for other than the AbbVie Studies and for our share of the AbbVie Studies; and

•	$13.2 million decrease in compensation due to the decrease in headcount resulting from restructuring activities in 2016.
These decreases were partially offset by $13.6 million of expense related to restructuring activities. See Note 12 of the consolidated financial statements for additional information on the restructurings.
We began to track and accumulate costs by major program starting on January 1, 2006. These expenses primarily relate to payroll and related expenses for personnel working on the programs, process development and manufacturing, preclinical toxicology studies, clinical trial costs and allocated costs of facilities. During the year ended December 31, 2017, 2016 and 2015, and from January 1, 2006 through December 31, 2017, we estimate that we incurred $20.8 million, $116.6 million, $189.6 million and $609.8 million, respectively, on our PI3K inhibitor program.
We expect expenses related to our PI3K inhibitor program to increase as a result of our continued clinical development of IPI-549. We do not believe that the historical costs associated with our lead drug development programs are indicative of the future costs associated with these programs, nor represent what any other future drug development programs we initiate may cost. Due to the variability in the length of time and scope of activities necessary to develop a product candidate and uncertainties related to our cost estimates and our ability to obtain marketing approval for our product candidates, accurate and meaningful estimates of the total costs required to bring our product candidates to market are not available.
Because of the risks inherent in drug development, we cannot reasonably estimate or know:

•	the nature, timing and estimated costs of the efforts necessary to complete the development of our programs;

•	the completion dates of these programs; or

•	the period in which material net cash inflows are expected to commence, if at all, from the programs described above and any potential future product candidates.

There is significant uncertainty regarding our ability to successfully develop any product candidates. These risks include the uncertainty of:

•	the scope, rate of progress and cost of our clinical trials that we are currently conducting or may commence in the future;

•	clinical trial results;

•	the cost of establishing clinical supplies of any product candidates;

•	the cost and availability of comparator and combination drugs;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights relating to our programs under development;

•	the terms and timing of any strategic alliance, licensing and other arrangements that we have or may establish in the future relating to our programs under development;

•	the cost and timing of regulatory approvals; and

•	the effect of competing technological and market developments.
General and Administrative Expense
The decrease in general and administrative expense for the year ended December 31, 2017 as compared to the year ended December 31, 2016 was primarily attributable to a decrease of $12.2 million in compensation, including restructuring charges, due to the decrease in headcount resulting from restructuring activities in 2016, and decreases in professional services of $2.1 million, consulting expense of $1.8 million and market research activities of $1.7 million following the 2016 restructurings.
The increase in general and administrative expense for the year ended December 31, 2016 as compared to the year ended December 31, 2015 was primarily attributable to an increase of $7.6 million due to restructuring-related costs, which were partially offset by a decrease in organizational support of $0.8 million due to the reduction in employee headcount during the year. See Note 12 of the consolidated financial statements for additional information on the restructurings.
Interest Expense
Interest expense for the year ended December 31, 2017 was due to the financing obligation related to our 784 Memorial Drive lease (see Note 7) and the Takeda Note (see Note 11). Interest expense for the year ended December 31, 2016 was due to the financing obligation related to our 784 Memorial Drive lease (see Note 7).
Other Expense
Other expense for the year ended December 31, 2017 represents the loss incurred to terminate the financing obligation in connection with the August 31, 2017 termination of the lease at 784 Memorial Drive, Cambridge, Massachusetts. This loss was comprised of: (i) $1.9 million representing the difference between the estimated carrying value of the building and building improvements and the related financing obligation and deferred rent at August 31, 2017; and (ii) the $5.0 million termination payment. Further information regarding the lease termination is described in Note 7 of our consolidated financial statements.
Investment and Other Income
Investment and other income decreased in the year ended December 31, 2017 as compared to the year ended December 31, 2016 primarily as a result of decreased income from subleases at 784 Memorial Drive which ended during the third quarter of 2017.
Investment and other income increased in the year ended December 31, 2016 as compared to the year ended December 31, 2015 primarily as a result of a net gain on the sale of fixed assets of $0.9 million and due to additional income from subleases at 784 Memorial Drive.

Income Taxes
Income tax benefit for December 31, 2017 is a result of monetizing our alternative minimum tax credit carryforwards as permitted by the Tax Cut and Jobs Act that was enacted on December 22, 2017. We did not incur any income tax expense during the year ended December 31, 2016. Income tax expense for the year ended December 31, 2015 is due to the alternative minimum tax effect of the upfront payment and the milestone payment received in connection with the collaboration agreement with AbbVie that we entered into on September 2, 2014.
Liquidity and Capital Resources
We have not generated any revenue from product sales to date, and we do not expect to generate any such revenue for the foreseeable future, if at all. We have instead relied on the proceeds from sales of equity securities, debt, interest on investments, up-front license fees, expense reimbursement, and milestones and cost sharing under our collaborations to fund our operations. Our available-for-sale debt securities primarily trade in liquid markets, and the average days to maturity of our portfolio, as of December 31, 2017, is less than six months. Because our product candidate is in an early stage of clinical development and the outcome of our effort is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidate or whether, or when, we may achieve profitability.
Our significant capital resources are as follows:

	December 31, 2017	December 31, 2016
	(in thousands)
Cash, cash equivalents and available-for-sale securities	$57,609	$92,064
Working capital	46,791	77,797

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Cash (used in) provided by:
Operating activities	$(36,711)	$(154,356)	$(83,653)
Investing activities	(4,278)	40,329	(37,903)
Capital expenditures (included in investing activities above)	(43)	(661)	(6,426)
Financing activities	1,536	(83)	2,321
Cash Flows
The principal use of cash in operating activities in all periods presented was related to our research and development programs. Our cash flow used in operating activities for the year ended December 31, 2017 compared to the year ended December 31, 2016 decreased due to decreased operating expenses following the 2016 restructurings and Verastem Agreement.
Our cash flow used in operating activities for the year ended December 31, 2016 compared to the year ended December 31, 2015 increased primarily due to increased operating expenses, including restructuring activities, as well as the absence of additional collaborative funding received in 2016. AbbVie paid us a $130 million milestone payment in November 2015 associated with the completion of enrollment in our DYNAMOTM clinical trial in September 2015.
Our cash flow used in operating activities in future periods may vary significantly due to various factors, including potential cash inflows from future collaboration agreements and potential cash outflows for licensing new programs from third parties. We cannot be certain whether and when we may enter into any such collaboration agreements or in-license agreements.
Our investing activities for the years ended December 31, 2017, 2016 and 2015 included purchases and proceeds from maturities and sales of available-for-sale securities and purchases and proceeds from sales of property and equipment. Our investing activities for the year ended December 31, 2017 included $24.0 million in purchases of available-for-sale securities and proceeds of $19.0 million from maturities of available-for-sale securities. We also received proceeds of $0.8 million related to the sale of property and equipment in 2017.

Net cash from financing activities for the year ended December 31, 2017 included $1.7 million related to the release of restricted cash that was held on deposit with a bank to collateralize standby letters of credit in the name of our facility lessors in accordance with our facility lease agreements, which was partially offset by $0.3 million of payments on the financing obligation related to our previous 784 Memorial Drive lease.
Net cash from financing activities for the years ended December 31, 2016 and 2015 included proceeds from issuances of common stock from stock option exercises related to stock incentive plans and proceeds from issuances of common stock related to our employee stock purchase plan, which were partially offset by payments on the construction liability and financing obligation related to our previous 784 Memorial Drive lease.
We will need substantial additional funds to support our planned operations. In the absence of additional funding or business development activities, we believe that our existing cash, cash equivalents and available-for-sale securities will be adequate to satisfy our capital needs into the third quarter of 2019. We have not included the $22.0 million potential future payment from Verastem in this forecast. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize one of our current or future product candidates. Until we can generate sufficient levels of cash from operations, and because sufficient funds may not be available to us when needed from collaborations, we expect that we will be required to continue to fund our operations in part through the sale of debt or equity securities or through licensing select programs or partial economic rights that include up-front, royalty and/or milestone payments. Our need to raise additional funds may be accelerated if our research and development expenses exceed our current expectations, if we acquire a third party, or if we acquire or license rights to additional product candidates or new technologies from one or more third parties. Our need to raise additional funds may also be accelerated for other reasons, including, without limitation, if:

•	our product candidates require more extensive clinical or preclinical testing than we currently expect;

•	we advance our product candidates into clinical trials for more indications than we currently expect;

•	we advance more of our product candidates than expected into costly later stage clinical trials;

•	we advance more preclinical product candidates than expected into early stage clinical trials;

•	we acquire additional business, technologies, products or product candidates;

•	the cost of acquiring raw materials for, and of manufacturing, our product candidates is higher than anticipated;

•	the cost or quantity required of comparator and combination drugs used in clinical studies increases;

•	we are required, or consider it advisable, to acquire or license intellectual property rights from one or more third parties; or

•	we experience a loss in our investments due to general market conditions or other reasons.
Historically, we have relied on our strategic alliances for a significant portion of our research and development funding needs. Mundipharma and Purdue provided us approximately $260 million in research and development funding through the termination of our strategic alliance in July 2012. AbbVie provided us approximately $405 million in research and development funding through the termination of our strategic alliance in September 2016.
As of December 31, 2017, we have received $244.8 million of net proceeds from our public stock offerings, including our at-the-market facility. We may continue to seek additional funding through public or private financings of equity and/or debt securities, but such financings may not be available on acceptable terms, if at all. In addition, the terms of our financings may be dilutive to, or otherwise adversely affect, holders of our common stock, and such terms may impact our ability to make capital expenditures or incur additional debt.
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

At-the-Market Facility
In May 2016, we entered into an at-the-market sales agreement, or Sales Agreement, with Cantor Fitzgerald & Co., or Cantor Fitzgerald pursuant to which we may from time to time, at our option, offer and sell shares of our common stock having an aggregate offering price of up to $50 million through Cantor Fitzgerald, acting as our sales agent. Cantor Fitzgerald will be entitled to a commission of 3.0% of the aggregate gross proceeds from sales of shares of our common stock under the Sales Agreement. Sales of shares of our common stock under the Sales Agreement may be made by any method permitted by law that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made through the Nasdaq Global Select Market, on any other existing trading market for our common stock or to or through a market maker. We may also authorize Cantor Fitzgerald to sell shares in privately negotiated transactions. As of December 31, 2017, we issued and sold 10,958 shares of common stock under the at-the-market facility. The shares were sold at a weighted average price per share of $2.54 for aggregated net proceeds of approximately $27,000, after deducting commissions and offering expenses. As of March 14, 2018, we sold 950,407 shares at a weighted average price per share of $2.15 under the at-the-market facility for an additional $2.0 million in net proceeds. We have no obligation to sell shares of our common stock and cannot provide any assurances that we will issue any additional shares pursuant to the Sales Agreement. We may also suspend the offering of shares of our common stock upon notice and subject to other conditions.
Organizational Restructuring
In June 2016, we reported top line data from DYNAMO, a registration-focused Phase 2 monotherapy study evaluating the efficacy and safety of duvelisib in patients with refractory indolent non-Hodgkin lymphoma, or iNHL. The study met its primary endpoint with an overall response rate of 46%, all of which were partial responses, among 129 patients with iNHL. As a result, we commenced the first of four restructurings that were approved by our Board of Directors in order to preserve our resources as we determined future strategic plans. We undertook the second restructuring following the AbbVie Opt-Out and undertook the third and fourth restructurings in connection with progress on our strategic plans to divest duvelisib, ultimately culminating with our entry into the Verastem Agreement. See Note 11 for additional detail on the AbbVie Opt-Out and the Verastem Agreement.
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
The following table summarizes the impact of the 2016 restructuring activities on our operating expenses and payments for the year ended December 31, 2017 and the current liability remaining on our balance sheet as of December 31, 2017, in thousands:

	Amounts accrued at December 31, 2016	Charges incurred during the year ended December 31, 2017	Amounts paid during the year ended December 31, 2017	Less non-cash charges during the year ended December 31, 2017	Amounts accrued at December 31, 2017
		(in thousands)
Employee severance, benefits and related costs for work force reduction	$6,892	$—	$6,627	$265	$—
Contract termination, prepaid expense write-offs and other related costs	28	15	43	—	—
Total restructuring	$6,920	$15	$6,670	$265	$—

During the year ended December 31, 2016, we recorded $21.2 million of expense related to restructuring activities of which $13.6 million is recorded in research and development expense and $7.6 million is recorded in general and administrative expense. As of December 31, 2017, we do not have any future payments or expect to incur any additional costs relating to the restructurings.
Contractual Obligations
As of December 31, 2017, we had the following contractual obligations, excluding contingent milestone payments:

	Payments Due by Period
	(in thousands)
Contractual Obligations	Total	2018	2019	2020 and beyond
784 facility	$331	$169	$162	$—
Software contractual obligations	330	167	163	—
Total contractual cash obligations	$661	$336	$325	$—
The above table does not include contracts with contract research organizations as they are generally cancellable, with notice, at our option. In addition, we have obligations to make milestone payments under our license agreement with Takeda. For a description of these obligations, please see our description of our license agreement with Takeda under the heading “Strategic Alliances—Takeda” in Part I, Item 1 of this report. We are obligated to pay to Takeda up to $5.0 million in remaining success-based milestones for the development of a product candidate, and up to $165.0 million in success-based milestones for the approval and commercialization of one distinct product. Because the achievement of these milestones had not occurred as of December 31, 2017, such contingencies have not been recorded in our financial statements.
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
A hypothetical 100 basis point increase in interest rates would result in a decrease in the fair value of our investments of less than $0.1 million as of December 31, 2017 or 2016. We have the ability to hold our fixed income investments until maturity and, therefore, we do not expect our operating results or cash flows to be affected to any significant degree by the effect of a change in market interest rates on our investments.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Infinity Pharmaceuticals, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Infinity Pharmaceuticals, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), Infinity Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 15, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2001.
Boston, Massachusetts
March 15, 2018

INFINITY PHARMACEUTICALS, INC.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$34,607	$74,060
Available-for-sale securities	23,002	18,004
Restricted cash	—	1,152
Prepaid expenses and other current assets	777	8,444
Total current assets	58,386	101,660
Property and equipment, net (note 7)	219	23,424
Restricted cash, less current portion	—	530
Other assets	748	41
Total assets	$59,353	$125,655
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$459	$2,413
Accrued expenses	5,136	21,008
Note payable (note 11)	6,000	—
Financing obligation, current (note 7)	—	442
Total current liabilities	11,595	23,863
Deferred rent, less current portion (note 7)	—	183
Financing obligation, less current portion (note 7)	—	19,149
Other liabilities	28	6
Total liabilities	11,623	43,201
Commitments and contingencies (note 10)
Stockholders’ equity:
Preferred Stock, $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding at December 31, 2017 and 2016	—	—
Common Stock, $0.001 par value; 100,000,000 shares authorized, 50,761,039 and 50,374,871 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	51	50
Additional paid-in capital	715,213	708,096
Accumulated deficit	(667,519)	(625,689)
Accumulated other comprehensive loss	(15)	(3)
Total stockholders’ equity	47,730	82,454
Total liabilities and stockholders’ equity	$59,353	$125,655
The accompanying notes are an integral part of these consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2017	2016	2015
Collaboration revenue	$6,000	$18,723	$109,066
Operating expenses:
Research and development	20,830	119,611	199,109
General and administrative	21,615	42,219	37,065
Total operating expenses	42,445	161,830	236,174
Gain on AbbVie Opt-Out (note 11)	—	112,216	—
Loss from operations	(36,445)	(30,891)	(127,108)
Other income (expense):
Interest expense	(1,010)	(1,225)	(1,368)
Other expense (note 7)	(6,882)	—	—
Investment and other income	1,787	2,015	435
Total other income (expense)	(6,105)	790	(933)
Loss before income taxes	(42,550)	(30,101)	(128,041)
Income taxes benefit (expense)	720	—	(335)
Net loss	$(41,830)	$(30,101)	$(128,376)
Basic and diluted loss per common share	$(0.83)	$(0.61)	$(2.62)
Basic and diluted weighted average number of common shares outstanding	50,560,195	49,608,234	49,083,479
Other comprehensive loss:
Net unrealized holding losses on available-for-sale securities arising during the period	$(12)	$(48)	$(69)
Comprehensive loss	$(41,842)	$(30,149)	$(128,445)
The accompanying notes are an integral part of these consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2017	2016	2015
Operating activities
Net loss	$(41,830)	$(30,101)	$(128,376)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash gain on AbbVie Opt-Out (note 11)	—	(112,216)	—
Note payable (note 11)	6,000	—	—
Depreciation	1,715	3,418	2,292
Stock-based compensation, including 401(k) match	6,972	13,714	14,700
Non-cash adjustment to financing obligation	1,882	—	—
Impairment of property and equipment	—	771	—
Gain on sale of fixed assets	(736)	(876)	—
Amortization of loan commitment asset	—	—	647
Net amortization of premium/discount on available-for-sale securities	(25)	159	272
Other, net	—	(2)	(162)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	7,110	5,208	933
Accounts payable, accrued expenses and other liabilities	(17,799)	(15,708)	11,774
Due to Takeda	—	—	(6,667)
Deferred revenue	—	(18,723)	20,934
Net cash used in operating activities	(36,711)	(154,356)	(83,653)
Investing activities
Purchases of property and equipment	(43)	(661)	(6,426)
Proceeds from sale of assets	750	2,140	—
Purchases of available-for-sale securities	(23,985)	(66,503)	(121,456)
Proceeds from maturities of available-for-sale securities	19,000	93,400	89,515
Proceeds from sales of available-for-sale securities	—	11,953	464
Net cash provided by (used in) investing activities	(4,278)	40,329	(37,903)
Financing activities
Proceeds from issuances of common stock, net	146	332	2,830
Payments on construction liability	—	—	(273)
Payments on financing obligation	(292)	(415)	(236)
Restricted cash	1,682	—	—
Net cash provided by (used in) financing activities	1,536	(83)	2,321
Net decrease in cash and cash equivalents	(39,453)	(114,110)	(119,235)
Cash and cash equivalents at beginning of period	74,060	188,170	307,405
Cash and cash equivalents at end of period	$34,607	$74,060	$188,170
Supplemental cash flow information
Cash paid for interest	$802	$1,225	$721
Cash paid for income taxes	$—	$5	$885
Supplemental schedule of noncash investing and financing activities
Reclassification to financing obligation	$—	$—	$19,273
Property and equipment in accrued expenses	$—	$—	$65
Increase in property and equipment for amount paid by landlord	$—	$—	$5,059
The accompanying notes are an integral part of these consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2014	48,878,828	$49	$676,521	$(467,212)	$114	$209,472
Exercise of stock options	225,578		1,796			1,796
Stock-based compensation expense			13,844			13,844
401(k) plan match issued in common stock	68,235		856			856
Issuance of common stock related to employee stock purchase plan	124,358		964			964
Issuance of common stock	8,137		70			70
Unrealized loss on marketable securities					(69)	(69)
Net loss				(128,376)		(128,376)
Balance at December 31, 2015	49,305,136	$49	$694,051	$(595,588)	$45	$98,557
Exercise of stock options	67,077		373			373
Stock-based compensation expense			11,937			11,937
401(k) plan match issued in common stock	295,596		619			619
Issuance of common stock related to employee stock purchase plan	15,860		18			18
Vesting of restricted stock and other, net	691,202	1	1,098			1,099
Unrealized loss on marketable securities					(48)	(48)
Net loss				(30,101)		(30,101)
Balance at December 31, 2016	50,374,871	$50	$708,096	$(625,689)	$(3)	$82,454
Stock-based compensation expense			6,526			6,526
401(k) plan match issued in common stock	111,235		136			136
Issuance of common stock related to employee stock purchase plan	38,648		56			56
Vesting of restricted stock and other, net	236,285	1	399			400
Unrealized loss on marketable securities					(12)	(12)
Net loss				(41,830)		(41,830)
Balance at December 31, 2017	50,761,039	$51	$715,213	$(667,519)	$(15)	$47,730

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
Cash Equivalents and Available-For-Sale Securities
Cash equivalents and available-for-sale securities primarily consist of money market funds and U.S. government-sponsored enterprise obligations. We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents, which consist of money market funds, corporate obligations and U.S. government-sponsored enterprise obligations, are stated at fair value. They are also readily convertible to known amounts of cash and have such short-term maturities that each presents insignificant risk of change in value due to changes in interest rates. Our classification of cash equivalents is consistent with prior periods.
We determine the appropriate classification of marketable securities at the time of purchase and reevaluate such designation at each balance sheet date. We have classified all of our marketable securities at December 31, 2017 and 2016 as “available-for-sale.” We carry available-for-sale securities at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity.
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

Liquidity
As of December 31, 2017, our cash, cash equivalents and available-for-sale securities balance was $57.6 million. Subsequent to December 31, 2017, we prepaid the Takeda Note and accrued interest (see Note 11) with $4.0 million of cash and $2.3 million of stock and we raised $2.0 million with our at-the-market facility (see Note 17). We have primarily incurred operating losses since inception and have relied on our ability to fund our operations through collaboration and license arrangements and through the sale of stock. We expect to continue to spend significant resources to fund the development and potential commercialization of IPI-549 and to incur significant operating losses for the foreseeable future.
In the absence of additional funding or business development activities, we believe that our existing cash, cash equivalents and available-for-sale securities will be adequate to satisfy our forecasted operating needs into the third quarter of 2019. We have not included the future potential $22.0 million of Verastem Inc., or Verastem, milestone payment in this forecast (see Note 11). For more information, refer to the section titled “Liquidity and Capital Resources” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Concentration of Risk
Cash and cash equivalents are primarily maintained with two major financial institutions in the United States. Deposits at banks may exceed the insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. Financial instruments that potentially subject us to concentration of credit risk primarily consist of available-for-sale securities. Available-for-sale securities consist of U.S. Treasury securities and U.S. government-sponsored enterprise obligations. Our investment policy, which has been approved by our Board of Directors, limits the amount that we may invest in any one issuer of investments, thereby reducing credit risk concentrations.
Segment Information
We operate in one business segment, which focuses on drug development. We make operating decisions based upon performance of the enterprise as a whole and utilize our consolidated financial statements for decision making.
All of our revenues to date have been generated under research collaboration agreements. Revenue associated with the contingent payment from Verastem accounted for all of our revenue during the year ended December 31, 2017 (see Note 11). Revenue related to the amortization of the deferred revenue associated with the grant of licenses to, and research and development services provided to, AbbVie Inc., or AbbVie, accounted for all of our revenue during the years ended December 31, 2015 and 2016.
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
Due to the uncertainty surrounding the realization of the net deferred tax assets in future periods, we have recorded a full valuation allowance against our otherwise recognizable net deferred tax assets as of December 31, 2017 and 2016.
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

	At December 31,
	2017	2016	2015
Stock options	7,460,722	6,067,945	8,265,577
Warrants	1,000,000	1,000,000	1,000,000
Unvested restricted stock	—	797,111	—
Comprehensive Loss
Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) is comprised of unrealized holding gains and losses arising during the period on available-for-sale securities that are not other-than-temporarily impaired. During the year ended December 31, 2017, there were no material reclassifications out of accumulated other comprehensive income (loss).
Stock-Based Compensation Expense
For awards granted to employees and directors, including our 2013 Employee Stock Purchase Plan, or ESPP, we measure stock-based compensation cost at the grant date based on the estimated fair value of the award and recognize it as expense over the requisite service period on a straight-line basis. We record the expense of services rendered by non-employees based on the estimated fair value of the stock option as of the respective vesting date. We use the Black-Scholes valuation model in determining the fair value of all equity awards. For awards with performance conditions, we estimate the likelihood of satisfaction of the performance conditions, which affects the period over which the expense is recognized. When the performance conditions related to these awards are determined to be probable, we recognize the expense over the requisite service period. We have no awards with market conditions.

Research and Development Expense
Research and development expense consists of expenses incurred in performing research and development activities, including salaries and benefits, overhead expenses including facilities expenses, materials and supplies, preclinical expenses, clinical trial and related clinical manufacturing expenses, comparator and combination drug expenses, stock-based compensation expense, depreciation of equipment, contract services, and other outside expenses. We also include as research and development expense upfront license payments related to acquired technologies which have not yet reached technological feasibility and have no alternative use. We expense research and development costs as they are incurred. Prepaid comparator and combination drug expenses are capitalized and then recognized as expense when title transfers to us. We have been a party to collaboration agreements in which we were reimbursed for work performed on behalf of the collaborator, as well as one in which we reimbursed the collaborator for work it had performed. We record all appropriate expenses under our collaborations as research and development expense. If the arrangement provides for reimbursement of research and development expenses incurred by us, we evaluate the terms of the arrangement to determine whether the reimbursement should be recorded as revenue or as an offset to research and development expense. If the arrangement provides for us to reimburse the collaborator for research and development expenses or for the achievement of a development milestone for which a payment is due, we record the reimbursement or the achievement of the development milestone as research and development expense.
Reclassifications
Certain amounts in the prior years’ financial statements have been reclassified to conform with the current year presentation. Adjustments have been made to the Consolidated Statements of Cash Flows and the prepaid expenses and other current assets and accrued expenses footnotes to aggregate certain items. These reclassifications have no impact on previously reported net income, net loss or cash flows.
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, No. 2014-9, Revenue from Contracts with Customers, or ASU No. 2014-9, which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. ASU No. 2014-9 was originally effective for interim and annual periods beginning after December 15, 2016. In August 2015, the FASB issued a one-year deferral of the effective date of this standard to annual reporting periods, and interim reporting periods within those years, beginning after December 15, 2017. Entities are allowed to adopt the standard as of the original effective date. The standard allows for two transition methods - full retrospective, in which the standard is applied to each prior reporting period presented or modified retrospective, in which the cumulative effect of initially applying the standard recognized at the date of initial adoption. We elected the modified retrospective approach and adopted the new standard effective January 1, 2018. We have substantially completed our assessment of the standard on our two out-licensing arrangements and do not expect the adoption of the standard to have a material impact on our financial position and results of operations when applied to our out-licensing arrangements. We will complete our assessment in the first quarter of 2018.
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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, or ASU No. 2016-15. The new standard clarifies classification of certain cash receipts and cash payments on the statement of cash flows to reduce existing diversity in practice. The new accounting guidance will be effective on January 1, 2018. The adoption of ASU No. 2016-15 will not have an impact on our consolidated financial statements.
In November 2016, FASB issued ASU No. 2016-18, Statement of Cash Flows, Restricted Cash, or ASU No. 2016-18. ASU No. 2016-18 provides guidance on the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. Under ASU No. 2016-18, the statement of cash flows shall explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and cash equivalents should now be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. The amendments of this ASU are effective for reporting periods beginning after December 15, 2017, with early adoption permitted. Other than the revised statement of cash flows presentation, the adoption of ASU No. 2016-18 will not have an impact on our consolidated financial statements.

In May 2017, FASB issued ASU No. 2017-09, Compensation—Stock Compensation: Scope of Modification Accounting, or ASU No. 2017-09. ASU No. 2017-09 clarifies when changes to the terms and conditions of a share-based payment award must be accounted for as modifications. The new guidance will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. It does not change the accounting for modifications. ASU No. 2017-09 is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The adoption of ASU No. 2017-09 will not have an impact on our consolidated financial statements.
Recently Adopted Accounting Pronouncements
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, or ASU No. 2016-09, which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification of cash flows. We adopted ASU No. 2016-09 as of January 1, 2017. Under the new standard, all excess tax benefits and tax deficiencies are recognized as income tax expense or benefit in the statement of operations. The tax effects of exercised or vested awards are treated as discrete items in the reporting period in which they occur. We applied the modified retrospective adoption approach upon adoption of the standard, and prior periods have not been adjusted. As a result, we established a net operating loss deferred tax asset of $7.5 million to account for prior period excess tax benefits through retained earnings and an offsetting valuation allowance of $7.5 million through retained earnings because it is not more likely than not that the deferred tax asset will be realized due to historical and expected future losses. We elected to recognize forfeitures related to employee share-based payments as they occur. There was not a material impact on our financial statements as a result of the adoption of this guidance.
3. Stock-Based Compensation
Under each of the stock incentive plans described below, stock option awards made to new employees upon commencement of employment typically provide for vesting of 25% of the shares underlying the award at the end of the first year of service with the remaining 75% of the shares underlying the award vesting ratably on a monthly basis over the following three-year period subject to continued service. Annual grants to existing employees typically provide for ratable vesting over specified periods determined by the Board of Directors. In addition, under each plan, all options granted expire no later than ten years after the date of grant.
2010 Stock Incentive Plan
Our 2010 Stock Incentive Plan, or the 2010 Plan, was approved by our stockholders in May 2010. The 2010 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, or IRC, as well as nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based and cash-based awards. Up to 9,785,000 shares of our common stock may be issued pursuant to awards granted under the 2010 Plan, plus an additional amount of our common stock underlying awards issued under the 2000 Stock Incentive Plan, or the 2000 Plan, that expire or are canceled without the holders receiving any shares under those awards. As of December 31, 2017, an aggregate of 6,797,090 shares of our common stock were reserved for issuance upon the exercise of outstanding awards, and up to 2,619,290 shares of common stock may be issued pursuant to awards granted under the 2010 Plan.
2000 Stock Incentive Plan
The 2000 Stock Incentive Plan, or the 2000 Plan, provided for the grant of stock options intended to qualify as incentive stock options under the IRC, as well as nonstatutory stock options and restricted stock. As of December 31, 2017, an aggregate of 663,632 shares of our common stock were reserved for issuance upon the exercise of outstanding awards granted under the 2000 Plan. The 2000 Plan was terminated upon approval of the 2010 Plan; therefore, no further grants may be made under the 2000 Plan.

2013 Employee Stock Purchase Plan
Our ESPP permits eligible employees to purchase shares of our common stock at a discount and consists of consecutive, overlapping 24-month offering periods, each consisting of four six-month purchase periods. On the first day of each offering period, each employee who is enrolled in the ESPP will automatically receive an option to purchase up to a whole number of shares of our common stock. The purchase price of each of the shares purchased in a given purchase period will be 85% of the closing price of a share of our common stock on the first day of the offering period or the last day of the purchase period, whichever is lower. We temporarily suspended the ESPP program on June 24, 2016, and our Board of Directors approved the commencement of a new offering period in June 2017. During 2017, 38,648 shares of common stock were purchased for total proceeds of approximately $0.1 million. During 2016, 15,860 shares of common stock were purchased for total proceeds of approximately $18,000. During 2015, 124,358 shares of common stock were purchased for total proceeds of approximately $1.0 million.
Compensation Expense
Total stock-based compensation expense, related to all equity awards, comprised the following:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Research and development	$1,756	$6,421	$8,474
General and administrative	5,216	7,293	6,226
Total stock-based compensation expense	$6,972	$13,714	$14,700
As of December 31, 2017, we had approximately $3.3 million of total unrecognized compensation cost related to unvested common stock options and awards under our ESPP, which are expected to be recognized over a weighted-average period of 1.3 years.
Restricted Stock
During 2016, our Board of Directors approved grants of 1,792,250 shares of restricted common stock to eligible employees who continue employment with us. The restricted stock was granted pursuant to our 2010 Plan, is subject to forfeiture and will vest based on the achievement of specified performance conditions. The grant date fair value of the restricted stock is based on the closing price of our common stock on each of the grant dates. We recognized $0.3 million and $1.2 million of stock compensation expense based on the fair value measured on the date of grant for the years ended December 31, 2017 and 2016 related to the vested restricted stock. The total fair value measured on the vesting date of the restricted stock that vested during the years ended December 31, 2017 and 2016 was $0.3 million and $0.9 million, respectively.
A summary of our restricted stock activity for the year ended December 31, 2017 is as follows:

	Restricted Stock	Weighted-Average Grant-Date Fair Value
Unvested at January 1, 2017	797,111	$1.43
Granted	—	—
Vested	(190,989)	1.54
Canceled	(606,122)	1.40
Unvested at December 31, 2017	—	$—

Stock Options
Valuation Assumptions
We estimate the fair value of stock options at the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	December 31,
	2017	2016	2015
Risk-free interest rate	1.9%	1.8%	1.5%
Expected annual dividend yield	—	—	—
Expected stock price volatility	90.1%	73.0%	70.8%
Expected term of options	5.6 years	5.4 years	5.4 years
The valuation assumptions were determined as follows:

•	Risk-free interest rate: The yield on zero-coupon U.S. Treasury securities for a period that was commensurate with the expected term of the awards.

•	Expected annual dividend yield: The estimate for annual dividends was zero because we have not historically paid a dividend and do not intend to do so in the foreseeable future.

•	Expected stock price volatility: We determined the expected volatility by using our available implied and historical price information.

•
Expected term of options: The expected term of the awards represents the period of time that the awards were expected to be outstanding. In prior years, we used historical data and expectations for the future to estimate employee exercise and post-vest termination behavior. For 2017, we used the simplified method to estimate expected term, whereby, the expected life equals the average of the vesting term and the original contractual term of the option.

Following the adoption of ASU No. 2016-09, we recognize forfeitures related to employee share-based payments as they occur.
All options granted to employees during the years ended December 31, 2017, 2016 and 2015 were granted with exercise prices equal to the fair market value of our common stock on the date of grant. We consider the closing price of our common stock as reported on the Nasdaq Global Select Market to be the fair market value.
A summary of our stock option activity for the year ended December 31, 2017 is as follows:

	Stock Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2017	6,067,945	$12.06
Granted	4,796,500	1.61
Exercised	—	—
Forfeited	(3,403,723)	10.57
Outstanding at December 31, 2017	7,460,722	$6.02	7.2	$2.0
Exercisable at December 31, 2017	3,028,913	$11.53	4.8	$0.2
The weighted-average fair value per share of options granted during the years ended December 31, 2017, 2016 and 2015 was $1.17, $3.75 and $8.48, respectively.
The aggregate intrinsic value of options outstanding at December 31, 2017 was calculated based on the positive difference between the closing fair market value of our common stock on December 31, 2017 and the exercise price of the underlying options. During the year ended December 31, 2017, there were no options exercised. The aggregate intrinsic value of options exercised during the years ended December 31, 2016 and 2015 was approximately $0.1 million and $1.5 million, respectively.

No related income tax benefits were recorded during the years ended December 31, 2017, 2016 or 2015.
We settle employee stock option exercises with newly issued shares of our common stock.
Employee Stock Purchase Plan
The weighted-average fair value of each purchase right granted during the year ended December 31, 2017, 2016 and 2015 was $0.99, $2.91 and $4.24, respectively. For the years ended December 31, 2017, 2016 and 2015, the fair values were estimated using the Black-Scholes valuation model using the following weighted-average assumptions:

	Year Ended December 31,
	2017	2016	2015
Risk-free interest rate	1.2%	0.8%	0.4%
Expected annual dividend yield	—	—	—
Expected stock price volatility	102.3%	63.5%	60.3%
Expected term of options	1.25 years	1.25 years	1.25 years
4. Cash, Cash Equivalents and Available-for-Sale Securities
The following is a summary of cash, cash equivalents and available-for-sale securities:

	December 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$34,607	$—	$—	$34,607
Available-for-sale securities:
U.S. Treasury securities due in one year or less	3,497	—	(3)	3,494
U.S. government-sponsored enterprise obligations due in one year or less	19,520	—	(12)	19,508
Total available-for-sale securities	23,017	—	(15)	23,002
Total cash, cash equivalents and available-for-sale securities	$57,624	$—	$(15)	$57,609

	December 31, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$74,060	$—	$—	$74,060
Available-for-sale securities:
U.S. Treasury securities due in one year or less	6,753	—	(1)	6,752
U.S. government-sponsored enterprise obligations due in one year or less	11,254	—	(2)	11,252
Total available-for-sale securities	18,007	—	(3)	18,004
Total cash, cash equivalents and available-for-sale securities	$92,067	$—	$(3)	$92,064
We held 13 debt securities at December 31, 2017 that had been in an unrealized loss position for less than twelve months. The fair value of these securities was $23.0 million. As of December 31, 2017, we held no securities in foreign financial institutions. We evaluated our securities for other-than-temporary impairments based on quantitative and qualitative factors. We considered the decline in market value for these 13 securities to be primarily attributable to current economic and market conditions. It is not more likely than not that we will be required to sell these securities, and we do not intend to sell these securities before the recovery of their amortized cost bases. Based on our analysis, we do not consider these investments to be other-than-temporarily impaired as of December 31, 2017.

We had no material realized gains or losses on our available-for-sale securities for the years ended December 31, 2017, 2016 and 2015. There were no other-than-temporary impairments recognized for the years ended December 31, 2017, 2016 and 2015.
5. Fair Value
We use a valuation hierarchy for disclosure of the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs, which we consider the highest level inputs, are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. The classification of a financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. For our fixed income securities, we reference pricing data supplied by our custodial agent and nationally known pricing vendors, using a variety of daily data sources, largely readily-available market data and broker quotes. We validate the prices provided by our third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our pricing services as of December 31, 2017 and 2016.
The following table provides the assets carried at fair value measured on a recurring basis as of December 31, 2017 and 2016:

	Level 1	Level 2
	(in thousands)
December 31, 2017
Assets:
Cash and cash equivalents	$34,607	$—
U.S. Treasury securities	—	3,494
U.S. government-sponsored enterprise obligations	—	19,508
Total	$34,607	$23,002
December 31, 2016
Assets:
Cash and cash equivalents	$61,008	$13,052
U.S. Treasury securities	—	6,752
U.S. government-sponsored enterprise obligations	—	11,252
Total	$61,008	$31,056
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
There have been no changes to our valuation methods during the year ended December 31, 2017. We evaluate transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1 and Level 2 during the year ended December 31, 2017. We had no available-for-sale securities that were classified as Level 3 at any point during the year ended December 31, 2017.

6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	December 31,
	2017	2016
	(in thousands)
Prepaid expenses	$563	$3,336
Other current assets	214	5,108
Total prepaid expenses and other current assets	$777	$8,444
7. Property and Equipment
Property and equipment consist of the following:

	December 31,
	2017	2016
	(in thousands)
Computer equipment and software	$1,814	$4,411
Furniture and fixtures	—	918
Building and building improvements	—	23,586
Leasehold improvements	16	431
	1,830	29,346
Less accumulated depreciation	(1,611)	(5,922)
	$219	$23,424
On September 25, 2014, we entered into a lease agreement, or the Lease, with BHX, LLC, as trustee of 784 Realty Trust, or the Landlord, for the lease of office space at 784 Memorial Drive, Cambridge, Massachusetts. The term of the Lease commenced on November 1, 2014, the Commencement Date, and was to expire on March 31, 2025. Pursuant to the Lease, on the Commencement Date we agreed to lease the entire building consisting of approximately 61,000 square feet.
On the Commencement Date, building construction was initiated to suit our then-anticipated future needs. We were responsible for the construction project, including having responsibility to pay for a portion of the structural elements of the building and bearing the risk of cost overruns. As such, we were deemed the owner of the building for accounting purposes, and we recorded the building in our property and equipment balance, although legal ownership remained with the Landlord. Our balance sheet also reflected a financing obligation related to this building. Depreciation on the building and building improvements commenced in June 2015. At December 31, 2016, the accompanying consolidated balance sheet reflects the building and building improvements, net of accumulated depreciation, of approximately $22.0 million and a financing obligation of approximately $19.6 million.
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
During the year ended December 31, 2017, we recorded other expense of $6.9 million which represents the loss incurred to terminate the financing obligation in connection with the August 31, 2017 lease termination. This loss was comprised of: (i) $1.9 million representing the difference between the carrying value of the building and building improvements and the related financing obligation and deferred rent at August 31, 2017; and (ii) the $5.0 million Termination Payment.

We provided a security deposit to the Landlord in the form of a letter of credit in the initial amount of $1.0 million, which was reduced by $0.5 million in April 2017. The remaining $0.5 million was returned to us in September 2017 following the payment of the final installment of the Termination Payment.
During the year ended December 31, 2017, we retired or sold certain personal property, computer equipment and furniture and fixtures that had a net book value of approximately $0.2 million for proceeds of $0.9 million resulting in a net gain of $0.7 million.
During the year ended December 31, 2016, we retired or sold certain laboratory equipment, computer equipment, furniture and fixtures and leasehold improvements that had a net book value of approximately $1.3 million for proceeds of $2.1 million, resulting in a net gain of $0.9 million.
During the year ended December 31, 2016, we identified and recorded the impairment of approximately $0.8 million of our property and equipment related to the strategic restructuring of our company. See Note 12 for additional information on the impairment.
8. Restricted Cash
We held $1.7 million in restricted cash as of December 31, 2016. The balances were held on deposit with a bank to collateralize standby letters of credit in the name of our facility lessors in accordance with our facility lease agreements. During the year ended December 31, 2017, the $1.7 million was returned to us following the termination of our lease agreements (see Note 7 and Note 10 related to the lease terminations).
9. Accrued Expenses
Accrued expenses consisted of the following:

	December 31,
	2017	2016
	(in thousands)
Accrued restructuring	$—	$6,920
Accrued compensation and benefits	2,002	5,445
Accrued clinical and development	1,736	7,367
Other	1,398	1,276
Total accrued expenses	$5,136	$21,008
10. Commitments and Contingencies
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
At December 31, 2017, future minimum payments under the lease are approximately $0.3 million, which is comprised of $0.2 million for the calendar year 2018 and $0.1 million for the calendar year 2019.
Rent expense of $0.4 million, $3.2 million and $4.6 million was incurred during the years ended December 31, 2017, 2016 and 2015, respectively.
We terminated our previous lease for office space at 784 Memorial Drive effective August 31, 2017. See Note 7 for details of the previous lease.
We terminated our previous lease for laboratory and office space at 780 Memorial Drive and 790 Memorial Drive effective October 31, 2016. As a result of our early termination, we paid our landlord a termination payment of approximately $1.8 million in November 2016.

11. Collaborations
Takeda
In July 2010, we entered into a development and license agreement with Intellikine, Inc., or Intellikine, under which we obtained rights to discover, develop and commercialize pharmaceutical products targeting the delta and/or gamma isoforms of phosphoinositide-3-kinase, or PI3K, including IPI-549 and duvelisib, an oral, dual inhibitor of PI3K delta and gamma. In January 2012, Intellikine was acquired by Takeda Pharmaceutical Company Limited. We refer to our PI3K inhibitor program licensor as Takeda. In December 2012, we amended and restated our development and license agreement with Takeda and further amended the agreement in July 2014, September 2016 and July 2017. We refer to the amended and restated development and license agreement, as amended, as the Takeda Agreement.
Under the terms of the December 2012 amendment to the Takeda Agreement, we retained worldwide development rights for, and, in exchange for an agreement to pay Takeda $15.0 million in installments, we regained commercialization rights for products arising from the agreement for all therapeutic indications. We are solely responsible for research conducted under the agreement. During the year ended December 31, 2012, we paid $1.7 million of the $15.0 million, and we recorded the $15.0 million release payment at its fair value of $14.4 million in research and development expenses. During the year ended December 31, 2014, we paid to Takeda the second installment of $6.7 million. During the year ended December 31, 2015, we paid to Takeda the final installment of $6.7 million.
Under the terms of the Takeda Agreement, we are obligated to pay Takeda up to $5.0 million in remaining success-based milestone payments for the development of a product candidate other than duvelisib, which could include IPI-549. We are also obligated to pay Takeda up to $165.0 million in remaining success-based milestone payments related to the approval and commercialization of one product candidate other than duvelisib, which could be IPI-549.
Due to amendments to the Takeda Agreement described below, we are no longer obligated to pay Takeda royalties on net sales of IPI-549, other products containing a selective inhibitor of PI3K-gamma, or duvelisib in oncology indications. However, we remain obligated to pay Takeda tiered royalties ranging from 7% to 11% on worldwide net sales of products containing a selective inhibitor of PI3K-delta or a selective dual inhibitor of PI3K delta and gamma, as described in the Takeda Agreement, including duvelisib if commercialized outside oncology indications. Such royalties are payable until the later to occur of (i) the expiration of specified patent rights and (ii) the expiration of non-patent regulatory exclusivities in a country, subject to reduction of the royalties and, in certain circumstances, limits on the number of products subject to a royalty obligation.
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
Under the July 2014 amendment to the Takeda Agreement, we paid a $52.5 million fee on March 31, 2015 to exercise an option that we purchased from Takeda in July 2014. As a result of our exercise of this option, we are no longer obligated under the Takeda Agreement to pay to Takeda tiered royalties with respect to worldwide net sales in oncology indications of products containing or comprised of duvelisib. We recognized the $52.5 million exercise payment as research and development expense during the year ended December 31, 2015 as there is no alternative future use beyond the existing research and development activities.
The July 2017 amendment to the Takeda Agreement terminated our obligations to pay royalties to Takeda with respect to worldwide net sales of products containing or comprised of a selective inhibitor of PI3K gamma, including but not limited to IPI-549. In consideration for such termination, we concurrently executed a convertible promissory note, which we refer to as the Takeda Note, pursuant to which we are obligated to pay Takeda, or its designated affiliate, the principal amount of $6.0 million together with interest accruing at a rate of 8% per annum on or before July 26, 2018 in cash or in shares of our common stock, at the election of Takeda. The $6.0 million has been included in our accompanying consolidated balance sheets as a current liability titled Note Payable. For the year ended December 31, 2017, we recorded the $6.0 million in research and development expense and $0.2 million of interest expense related to the Takeda Note.
On March 12, 2018, we exercised our right to prepay in full the Takeda Note in the principal amount of $6.0 million together with interest of approximately $0.3 million. Takeda elected to receive $4.0 million of such payment in cash and approximately $2.3 million of such payment in shares of our common stock. Pursuant to the terms of the Takeda Note, we issued 1,134,689 shares of common stock to Takeda at a price of $2.028 per share.

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
Verastem
On October 29, 2016, we and Verastem entered into a license agreement, which we and Verastem amended and restated on November 1, 2016, effective as of October 29, 2016. We refer to the amended and restated license agreement as the Verastem Agreement. Under the Verastem Agreement, we granted to Verastem an exclusive worldwide license for the research, development, commercialization, and manufacture of duvelisib and products containing duvelisib, which we refer to as the Licensed Products, in each case in oncology indications. Upon entry into the Verastem Agreement, Verastem assumed financial responsibility for activities that were part of our ongoing duvelisib program, including a randomized, Phase 3 monotherapy clinical study in patients with relapsed or refractory chronic lymphocytic leukemia or small lymphocytic lymphoma which we refer to as the DUO Study. Verastem is obligated to use diligent efforts, as defined in the Verastem Agreement, to develop and commercialize one Licensed Product. During the term of the Verastem Agreement, we have agreed not to research, develop, manufacture or commercialize duvelisib in any indication in humans or animals.
Under the Verastem Agreement, we have financial responsibility for up to $4.5 million of costs related to the shutdown of certain specified clinical studies. We have incurred the $4.5 million maximum for clinical study shutdown costs through December 31, 2017. Following a short transition period, which terminated December 31, 2016, Verastem assumed all financial and operational responsibility for the duvelisib program except for the clinical shutdown costs and certain clinical close-out activities that we agreed to retain. Verastem will reimburse us for certain prepaid expenses and costs incurred by us during the transition period associated with the clinical studies assumed by Verastem. As of December 31, 2016, we recognized a receivable from Verastem of $4.4 million within prepaid expenses and other current assets that represents reimbursements of our transition activities as well as clinical prepaid expenses that are being assumed by Verastem. We received the reimbursements during the year ended December 31, 2017. During the year ended December 31, 2016, we recognized a credit to research and development expense of $3.3 million, a credit of $0.4 million to general and administrative expense and the remainder related to existing clinical prepaid expenses.
On September 6, 2017, Verastem notified us that the DUO Study met certain pre-specified criteria at completion triggering a $6.0 million payment under the Verastem Agreement, which we received in cash on October 13, 2017. We recorded this $6.0 million payment as revenue during the year ended December 31, 2017. On February 7, 2018, Verastem announced it had submitted a new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, for approval of duvelisib for the treatment of patients with relapsed or refractory chronic lymphocytic leukemia/small lymphocytic lymphoma and accelerated approval for the treatment of relapsed or refractory follicular lymphoma. If Verastem receives approval of its NDA for duvelisib, Verastem is required to make a $22.0 million payment to us, in cash or, at Verastem’s election, in whole or in part, in shares of Verastem common stock.
For any portion of the remaining payment that Verastem elects to pay in shares of Verastem common stock in lieu of cash, the number of shares of Verastem common stock to be issued would be determined by multiplying (1) 1.025 by (2) the number of shares of common stock equal to (a) the amount of the payment to be paid in shares of common stock divided by (b) the average closing price of a share of common stock as quoted on Nasdaq for a 20-day period following the public announcement of the applicable event. The shares of common stock would be issued as unregistered securities, and Verastem would have an obligation to promptly file a registration statement with the U.S. Securities and Exchange Commission, or SEC, to register such shares for resale. Any issuance of shares would be subject to the satisfaction of standard closing conditions, including that all material authorizations, consents, and similar approvals necessary for such issuance shall have been obtained.

Verastem is also obligated to pay us royalties on worldwide net sales of Licensed Products ranging from the mid-single digits to the high-single digits, which, if received, we expect to share equally with Takeda. The royalty obligation will continue on a product-by-product and country-by-country basis until the latest to occur of (i) the last-to-expire patent right covering the applicable Licensed Product in the applicable country, (ii) the last-to-expire patent right covering the manufacture of the applicable Licensed Product in the country of manufacture of such Licensed Product, (iii) the expiration of non-patent regulatory exclusivity for such Licensed Product in the applicable country and (iv) ten years following the first commercial sale of a Licensed Product in the applicable country, provided that upon the expiration of the last-to-expire patent right covering the Licensed Product in the United States, the applicable royalty on net sales for such Licensed Product in the United States will be reduced by 50%. The royalties are also subject to reduction by 50% of certain third-party royalty payments or patent litigation damages or settlements which might be required to be paid by Verastem if litigation were to arise, with any such reductions capped at 50% of the amounts otherwise payable during the applicable royalty payment period.
In addition to the foregoing, Verastem is obligated to pay us a royalty of 4% on worldwide net sales of Licensed Products to cover the reimbursement of research and development costs owed by us to Mundipharma International Corporation Limited, or Mundipharma, and Purdue Pharmaceutical Products L.P., or Purdue. We refer to these royalty obligations as the Trailing Mundipharma Royalties. Once we have fully reimbursed Mundipharma and Purdue, the Trailing Mundipharma Royalties will be reduced to 1% of net sales in the United States. The Trailing Mundipharma Royalties are payable on a product-by-product basis until the latest to occur of (i) the last-to-expire patent right covering the applicable Licensed Product in the United States, (ii) the last-to-expire patent right covering the manufacture of the applicable Licensed Product in the country of manufacture of such Licensed Product, (iii) the expiration of non-patent regulatory exclusivity for such Licensed Product in the United States and (iv) ten years following the first commercial sale of such Licensed Product in the United States, provided that, upon the expiration of the last-to-expire patent right covering a Licensed Product in the United States, the applicable royalty on net sales for such Licensed Product in the United States will be reduced by 50%. In addition, the Trailing Mundipharma Royalties are subject to reduction by 50% of certain third-party royalty payments or patent litigation damages or settlements which might be required to be paid by Verastem if litigation were to arise, with any such reductions capped at 50% of the amounts otherwise payable during the applicable royalty payment period.
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
PellePharm
In June 2013, we entered into a license agreement with PellePharm, Inc., or PellePharm, under which we granted PellePharm exclusive global development and commercialization rights to our hedgehog inhibitor program, including IPI-926, a clinical-stage product candidate. We refer to our license agreement with PellePharm as the PellePharm Agreement and products covered by the PellePharm Agreement as Hedgehog Products.
Under the PellePharm Agreement, PellePharm is obligated to pay us up to $11.0 million in success-based milestone payments through the first commercial sale of a Hedgehog Product. PellePharm is also obligated to pay us up to $37.5 million in success-based milestone payments upon the achievement of certain annual net sales thresholds, as well as a share of certain revenue received by PellePharm in the event that PellePharm sublicenses its rights under the PellePharm Agreement.
PellePharm is also obligated to pay us tiered royalties on annual net sales of Hedgehog Products, which are subject to reduction after a certain aggregate funding threshold has been achieved.

PellePharm’s royalty obligations to us expire on a country-by-country and Hedgehog Product-by-Hedgehog Product basis, and the PellePharm Agreement expires upon the expiration of the last royalty obligation owed by PellePharm to us, at which time the license to Hedgehog Products and licenses to our know-how as described in the PellePharm Agreement become fully-paid-up and non-royalty-bearing licenses. PellePharm has the right to terminate the PellePharm Agreement upon at least 180 days’ prior written notice to us at any time, and we may terminate the PellePharm Agreement if PellePharm puts forth or actively assists a patent challenge related to our Hedgehog Product patent rights. Either party may terminate the PellePharm Agreement if the other party materially breaches or defaults in the performance of its obligations. Upon termination by either party, all rights and licenses granted by us to PellePharm under the PellePharm Agreement terminate and PellePharm shall, to the extent applicable, transfer and assign to us all rights, title, and interest in and to the trademark(s) used for Hedgehog Products in the Territory.
We and PellePharm have made customary representations and warranties and have agreed to certain customary covenants, including confidentiality and indemnification.
AbbVie
On September 2, 2014, we entered into a collaboration and license agreement with AbbVie which we refer to as the AbbVie Agreement. Under the AbbVie Agreement, we and AbbVie agreed to develop and commercialize products containing duvelisib in oncology indications. We refer to products containing duvelisib as Duvelisib Products. IPI-549 was excluded from the collaboration. On June 24, 2016, AbbVie delivered to us a written notice that AbbVie was exercising its right to terminate the AbbVie Agreement unilaterally upon 90 days’ written notice, which we refer to as the AbbVie Opt-Out. The termination of the AbbVie Agreement was effective on September 23, 2016.
The AbbVie Opt-Out was irrevocable, and we had no obligation to continue to provide AbbVie any services related to Duvelisib Products after June 24, 2016. We recognized revenue of $18.7 million during the year ended December 31, 2016 related to the license and development and committee services provided through June 24, 2016. We recorded the remaining amounts already received from AbbVie and allocated to development and committee services of $112.2 million as a gain during the year ended December 31, 2016, reflecting the fact that we are no longer obligated to provide any such services and have no obligation to refund any of the payments received to date.
Under the terms of the AbbVie Agreement, we and AbbVie agreed to share equally commercial profits or losses of Duvelisib Products in the United States, and AbbVie agreed to pay us tiered royalties on net sales of Duvelisib Products outside the United States.
We and AbbVie shared oversight of development and agreed to use diligent efforts, as defined in the AbbVie Agreement, to carry out our development activities under an agreed upon development plan. We had primary responsibility for the conduct of development of Duvelisib Products and had the initial responsibility to manufacture Duvelisib Products. AbbVie had responsibility for the conduct of certain contemplated combination clinical studies, which we refer to as the AbbVie Studies. Excluding the AbbVie Studies, we were responsible for all costs to develop and manufacture Duvelisib Products up to a maximum amount of $667 million. The development and manufacturing costs for the AbbVie Studies were shared equally. During the year ended December 31, 2017, we did not recognize any expense related to shared costs with AbbVie. During the year ended December 31, 2016, we recognized an expense of $9.5 million in research and development expense related to our portion of the shared costs.
We and AbbVie shared operational responsibility and decision making authority for commercialization of Duvelisib Products in the United States. Prior to commercialization and regulatory approval, we recognized the cost of manufacturing as a component of research and development and the cost of commercialization as a component of general and administrative expenses. During the year ended December 31, 2016, we accounted for AbbVie’s share of the costs as a reduction of the related expense. We recognized a credit of $1.0 million in research and development expense related to these costs during the year ended December 31, 2016. During the year ended December 31, 2016, we recognized a credit of $4.4 million in general and administrative expense related to these costs.
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
12. Organizational Restructuring
In June 2016, we reported top line data from DYNAMO. The study met its primary endpoint with an overall response rate of 46%, all of which were partial responses, among 129 patients with iNHL. As a result, we commenced the first of four restructurings that were approved by our Board of Directors in order to preserve our resources as we determined future strategic plans. We undertook the second restructuring following the AbbVie Opt-Out and undertook the third and fourth restructurings in connection with progress on our strategic plans to divest duvelisib, ultimately culminating with our entry into the Verastem Agreement. See Note 11 for additional detail on the AbbVie Opt-Out and the Verastem Agreement.
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
The following table summarizes the impact of the 2016 restructuring activities on our operating expenses and payments for the year ended December 31, 2017 and the current liability remaining on our balance sheet as of December 31, 2017, in thousands:

	Amounts accrued at December 31, 2016	Charges incurred during the year ended December 31, 2017	Amounts paid during the year ended December 31, 2017	Less non-cash charges during the year ended December 31, 2017	Amounts accrued at December 31, 2017
		(in thousands)
Employee severance, benefits and related costs for work force reduction	$6,892	$—	$6,627	$265	$—
Contract termination, prepaid expense write-offs and other related costs	28	15	43	—	—
Total restructuring	$6,920	$15	$6,670	$265	$—
During the year ended December 31, 2016, we recorded $21.2 million of expense related to restructuring activities of which $13.6 million is recorded in research and development expense and $7.6 million is recorded in general and administrative expense. As of December 31, 2017, we do not have any future payments or expect to incur any additional costs relating to the restructurings.
13. Income Taxes
We recognized an income tax benefit of $0.7 million for the year ended December 31, 2017 as a result of monetizing our alternative minimum tax credit carryforwards as permitted by the Tax Cut and Jobs Act, or the Act, that was enacted on December 22, 2017. We did not have any income tax expense for the year ended December 31, 2016, and our income tax expense of $0.3 million for the year ended December 31, 2015, consisted primarily of current U.S. federal taxes.

Our income tax expense for the years ended December 31, 2017, 2016 and 2015 differed from the expected U.S. federal statutory income tax expense as set forth below:

	Years Ended December 31,
	2017	2016	2015
	(in thousands)
Expected federal tax benefit	$(14,467)	$(10,234)	$(43,534)
Permanent differences	673	1,749	2,263
State taxes, net of the deferred federal benefit	(2,150)	(1,589)	(6,762)
Tax credit carryforwards	—	(37)	(2,735)
Adjustments to deferred tax assets and deferred tax liabilities	5,291	121	(1,267)
Alternative minimum tax	—	—	321
Tax Cut and Jobs Act impact	74,455	—	—
Other	—	79	29
Change in valuation allowance	(64,522)	9,911	52,020
Income tax expense (benefit)	$(720)	$—	$335
The Act reduces the US federal corporate tax rate from 35% to 21%, effective for tax years including or commencing January 1, 2018. On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, or SAB 118, which allows the recording of provisional amounts during a measurement period not to extend beyond one year of the enactment date. In accordance with SAB 118, we have determined that our deferred tax asset value and associated valuation allowance reduction of $74.5 million is a provisional amount and a reasonable estimate at December 31, 2017. As noted above, there is a $0.7 million tax benefit as a result of monetizing the alternative minimum tax credit carryforwards. The Tax Cut and Jobs Act impact line in the income tax expense reconciliation table above includes tax expense of $75.2 million from the re-measurement of our deferred tax assets offset by tax benefit of $0.7 million as a result of monetizing the alternative minimum tax credit carryforwards. The final impact may differ from this provisional amount due to, among other things, changes in interpretations and assumptions we have made thus far and the issuance of additional regulatory or other guidance. We expect to complete the final impact within the measurement period.
The significant components of our deferred tax assets and liabilities are as follows:

	Years Ended December 31,
	2017	2016
	(in thousands)
Deferred tax assets (liabilities):
Net operating loss carryforwards	$135,787	$178,125
Tax credit carryforwards	40,539	40,051
Intangible assets	22,206	32,199
Accrued expenses	88	822
Stock-based compensation	6,056	11,974
Other	391	(377)
Valuation allowance	(205,067)	(262,794)
Net deferred tax assets	$—	$—
We have recorded a valuation allowance against our deferred tax assets in each of the years ended December 31, 2017, 2016 and 2015 because management believes that it is more likely than not that these assets will not be realized. The valuation allowance decreased by approximately $57.7 million during the year ended December 31, 2017 primarily as a result of the re-measurement of our deferred tax balance following the Act. The valuation allowance increased by approximately $9.9 million during the year ended December 31, 2016 primarily as a result of the increase in our unbenefited net operating loss deferred tax asset. The valuation allowance increased by approximately $52.0 million during the year ended December 31, 2015 primarily as a result of unbenefited deferred tax assets such as deferred revenue and intangible assets.

Subject to the limitations described below, at December 31, 2017, we have cumulative net operating loss carryforwards of approximately $524.1 million and $407.3 million available to reduce federal and state taxable income, which expire through 2037, and have begun to expire and will continue to expire through 2037, respectively. In addition, we have cumulative federal and state tax credit carryforwards of $32.5 million and $10.2 million, respectively, available to reduce federal and state income taxes which expire through 2036 and 2030, respectively. Our net operating loss carryforwards and tax credit carryforwards are limited as a result of certain ownership changes, as defined under Sections 382 and 383 of the Internal Revenue Code. This limits the annual amount of these tax attributes that can be utilized to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on our value immediately prior to an ownership change. Subsequent ownership changes may affect the limitation in future years. The net operating losses and tax credit carryforwards that have and will expire unused in the future as a result of Section 382 and 383 limitations have been excluded from the amounts disclosed above.
At December 31, 2017 and 2016, we had no unrecognized tax benefits. As of December 31, 2017, 2016 and 2015, we had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in our consolidated statements of operations. We will recognize interest and penalties related to uncertain tax positions in income tax expense. For all years through December 31, 2016, we generated research credits but have not conducted a study to document the qualified activities. This study may result in an adjustment to our research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against our research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.
We file income tax returns in the U.S. federal, Massachusetts, and other state jurisdictions. The statute of limitations for assessment by the Internal Revenue Service, or IRS, and state tax authorities is closed for tax years prior to 2014, although carryforward attributes that were generated prior to tax year 2014 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period.
14. Stockholders’ Equity
Warrants
On February 24, 2014, we entered into a facility agreement with affiliates of Deerfield Management Company, L.P., or Deerfield. In connection with the execution of the original facility agreement, we issued to Deerfield warrants to purchase an aggregate of 1,000,000 shares of common stock at an exercise price of $13.83 per share. The warrants have dividend rights to the same extent as if the warrants were exercised into shares of common stock. The warrants expire on the seventh anniversary of their issuance and contain certain limitations that prevent the holder from acquiring shares upon exercise of a warrant that would result in the number of shares beneficially owned by the holder exceeding 9.985% of the total number of shares of common stock then issued and outstanding. As of December 31, 2017, no warrants have been exercised.
15. Defined Contribution Benefit Plan
We sponsor a 401(k) retirement plan in which substantially all of our full-time employees are eligible to participate. Participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. During the years ended December 31, 2017, 2016 and 2015, we matched 50% of the participant’s contribution up to 6% of the participant’s pre-tax salary with shares of our common stock. Our matching contributions during the year ended December 31, 2017, 2016 and 2015 were $0.1 million, $0.8 million and $0.9 million, respectively.

16. Quarterly Financial Information (unaudited)

	Quarter Ended March 31, 2017	Quarter Ended June 30, 2017	Quarter Ended September 30, 2017	Quarter Ended December 31, 2017
	(in thousands, except shares and per share amounts)
Collaboration revenue	$—	$—	$6,000	$—
Operating expenses:
Research and development	4,039	3,901	9,338	3,552
General and administrative	6,437	6,205	4,505	4,468
Total operating expenses	10,476	10,106	13,843	8,020
Loss from operations	(10,476)	(10,106)	(7,843)	(8,020)
Other income (expenses):
Interest expense	(302)	(300)	(287)	(121)
Other expense (note 7)	—	(6,882)	—	—
Investment and other income	303	334	1,026	124
Total other income (expense)	1	(6,848)	739	3
Loss before income taxes	(10,475)	(16,954)	(7,104)	(8,017)
Income taxes benefit	—	—	—	720
Net loss	$(10,475)	$(16,954)	$(7,104)	$(7,297)
Basic and diluted loss per common share:	$(0.21)	$(0.34)	$(0.14)	$(0.14)
Basic and diluted weighted average number of common shares outstanding:	50,423,353	50,455,832	50,635,828	50,721,658

	Quarter Ended March 31, 2016	Quarter Ended June 30, 2016	Quarter Ended September 30, 2016	Quarter Ended December 31, 2016
	(in thousands, except shares and per share amounts)
Collaboration revenue	$9,256	$9,467	$—	$—
Operating expenses:
Research and development	39,188	52,947	12,814	14,662
General and administrative	10,836	15,692	7,120	8,571
Total operating expenses	50,024	68,639	19,934	23,233
Gain on AbbVie Opt-Out (note 12)	—	112,216	—	—
Income (loss) from operations	(40,768)	53,044	(19,934)	(23,233)
Other income (expenses):
Interest expense	(309)	(307)	(305)	(304)
Interest and investment income (loss)	413	254	741	607
Total other income (expense)	104	(53)	436	303
Net income (loss)	$(40,664)	$52,991	$(19,498)	$(22,930)
Income (loss) per common share:
Basic	$(0.82)	$1.05	$(0.39)	$(0.46)
Diluted	$(0.82)	$1.05	$(0.39)	$(0.46)
Weighted average number of common shares outstanding:
Basic	49,339,888	49,437,062	49,583,776	50,099,153
Diluted	49,339,888	49,439,537	49,583,776	50,099,153

17. Subsequent Events
Takeda
On March 12, 2018, we exercised our right to prepay in full the Takeda Note in the principal amount of $6.0 million together with interest of approximately $0.3 million. Takeda elected to receive $4.0 million of such payment in cash and approximately $2.3 million of such payment in shares of our common stock. Pursuant to the terms of the Takeda Note, we issued 1,134,689 shares of common stock to Takeda at a price of $2.028 per share.
At-the-Market Facility
In May 2016, we entered into an at-the-market sales agreement, or Sales Agreement, with Cantor Fitzgerald & Co., or Cantor Fitzgerald pursuant to which we may from time to time, at our option, offer and sell shares of our common stock having an aggregate offering price of up to $50 million through Cantor Fitzgerald, acting as our sales agent. Cantor Fitzgerald will be entitled to a commission of 3.0% of the aggregate gross proceeds from sales of shares of our common stock under the Sales Agreement. Sales of shares of our common stock under the Sales Agreement may be made by any method permitted by law that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made through the Nasdaq Global Select Market, on any other existing trading market for our common stock or to or through a market maker. We may also authorize Cantor Fitzgerald to sell shares in privately negotiated transactions. As of March 14, 2018, we sold 950,407 shares at a weighted average price per share of $2.15 under the at-the-market facility for an additional $2.0 million in net proceeds. We have no obligation to sell shares of our common stock and cannot provide any assurances that we will issue any additional shares pursuant to the Sales Agreement. We may also suspend the offering of shares of our common stock upon notice and subject to other conditions.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There have been no disagreements with our independent accountants on accounting and financial disclosure matters.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2017. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2017, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our management including our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.
Management’s report on our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) appears below.
No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework (2013). Based on its assessment, management believes that, as of December 31, 2017, our internal control over financial reporting is effective based on those criteria.
Our independent registered public accounting firm has issued an attestation report of our internal control over financial reporting. This report appears below.
(b) Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Infinity Pharmaceuticals, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Infinity Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Infinity Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated March 15, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
Boston, Massachusetts
March 15, 2018
(c) Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
We refer to the licensor of our phosphoinositide-3-kinase, or PI3K, inhibitor program as Takeda Pharmaceutical Company Limited, or Takeda. On March 12, 2018, we notified Takeda of our election to prepay in full the convertible promissory note between the us and Takeda dated July 26, 2017, which we refer to as the Takeda Note, in the principal amount of $6.0 million together with interest of approximately $0.3 million. We describe our license agreement with Takeda, or the Takeda Agreement, and the Takeda Note in more detail in Part 1—Business under the heading Strategic Alliances—Takeda.
Takeda elected to receive $4.0 million of such payment in cash and approximately $2.3 million of such payment in shares of our common stock. Pursuant to the terms of the Takeda Note and by agreement of the parties, we issued 1,134,689 shares of common stock, or the Repayment Shares, to Takeda on March 12, 2018 at a price of $2.028 per share.
The Takeda Note was entered into concurrently with and in consideration of the third amendment to the Takeda Agreement dated July 26, 2017, pursuant to which our obligations to Takeda under the Takeda Agreement to pay royalties with respect to worldwide net sales of products containing or comprised of a selective inhibitor of PI3K-gamma, including but not limited to IPI-549, were terminated.
The foregoing descriptions of the third amendment to the Takeda Agreement and the Takeda Note do not purport to be complete and are qualified in their entirety by reference to the complete text of both agreements, filed with the SEC as exhibits to our Quarterly Report on Form 10-Q for the period ending September 30, 2017. The Repayment Shares were issued in reliance upon exemptions from registration pursuant to Section 4(a)(2) under the Securities Act of 1933, or the Securities Act. Such reliance was based upon Takeda’s representation that it is an “accredited investor” as defined in Rule 501(a) under the Securities Act.
PART III

Item 10. Directors, Executive Officers and Corporate Governance
The sections titled “Proposal 1—Election of Directors,” “Board and Committee Meetings,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Guidelines; Code of Conduct and Ethics” appearing in the definitive proxy statement we will file in connection with our Annual Meeting of Stockholders to be held on June 12, 2018 are incorporated herein by reference. The information required by this item relating to executive officers may be found in Part I, Item 1 of this report under the heading “Business—Executive Officers.”
Item 11. Executive Compensation
The section titled “Compensation of Executive Officers” appearing in the definitive proxy statement we will file in connection with our Annual Meeting of Stockholders to be held on June 12, 2018 is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The sections titled “Stock Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” appearing in the definitive proxy statement we will file in connection with our Annual Meeting of Stockholders to be held on June 12, 2018 are incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The sections titled “Transactions with Related Persons,” “Policies and Procedures for Related Persons Transactions,” and “Determination of Independence” appearing in the definitive proxy statement we will file in connection with our Annual Meeting of Stockholders to be held on June 12, 2018 are incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The section titled “Audit Fees” appearing in the definitive proxy statement we will file in connection with our Annual Meeting of Stockholders to be held on June 12, 2018 is incorporated herein by reference.
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

(a)(3) Exhibits

		Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing date	Exhibit Number	Filed with this 10-K
3.1	Restated Certificate of Incorporation of the Registrant.	10-Q	8/9/2007	3.1
3.2	Amended and Restated Bylaws of the Registrant.	8-K	3/17/2009	3.1
4.1	Form of Common Stock Certificate.	10-K	3/14/2008	4.1
Collaboration Agreements
10.1†	Amended and Restated Development and License Agreement, dated as of December 24, 2012, by and between the Registrant and Intellikine, LLC.	10-K	3/5/2013	10.4
10.2	Amendment to Amended and Restated Development and License Agreement, dated as of July 29, 2014, by and between Infinity Pharmaceuticals, Inc. and Intellikine LLC.	10-Q	11/10/2014	10.1
10.3	Amendment No. 2 to Amended and Restated Development and License Agreement, dated as of September 27, 2016, by and between Infinity Pharmaceuticals, Inc. and Intellikine LLC.	10-Q	11/9/2016	10.1
10.4	Third Amendment to Amended and Restated Development and License Agreement, dated July 26, 2017, by and between the Registrant and Intellikine LLC.	10-Q	11/7/2017	10.1
10.5	Convertible Promissory Note, dated July 26, 2017, by and between Registrant and Intellikine LLC.	10-Q	11/7/2017	10.2
10.6†	Amended and Restated License Agreement, dated as of November 1, 2016, by and between the Registrant and Verastem, Inc.	10-K	3/14/2017	10.4
10.7	Termination and Revised Relationship Agreement, dated as of July 17, 2012, between the Registrant and Mundipharma International Corporation Limited.	8-K	7/19/2012	10.2
10.8	Termination and Revised Relationship Agreement, dated as of July 17, 2012, between the Registrant and Purdue Pharmaceutical Products L.P.	8-K	7/19/2012	10.3
Financing Agreements
10.9	Form of Warrant to Purchase Common Stock of Infinity Pharmaceuticals, Inc., issued to the Deerfield Entities, together with a schedule of holders and amounts (issued February 24, 2014).	10-Q	5/6/2014	10.2
Leases
10.10	Lease Agreement, dated as of September 25, 2014, between Infinity Pharmaceuticals, Inc. and BHX, LLC, as trustee of 784 Realty Trust.	10-Q	11/10/2014	10.4
10.11	Amendment to Lease, dated as of March 27, 2017, between Infinity Pharmaceuticals, Inc. and BHX, LLC as trustee of 784 Realty Trust.	8-K	3/29/2017	10.1
10.12	Second Amendment of Lease, dated as of May 18, 2017, between Infinity Pharmaceuticals, Inc. and BHX, LLC as trustee of 784 Realty Trust.	8-K	5/22/2017	10.1
10.13	Third Amendment of Lease, dated as of May 31, 2017, between Infinity Pharmaceuticals, Inc. and BHX, LLC as trustee of 784 Realty Trust.	8-K	6/2/2017	10.1

		Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing date	Exhibit Number	Filed with this 10-K
10.14	Lease Agreement dated July 2, 2002 between IDI and ARE-770/784/790 Memorial Drive LLC (the “Lease”), as amended by First Amendment to Lease dated March 25, 2003, Second Amendment to Lease dated April 30, 2003, Third Amendment to Lease dated October 30, 2003 and Fourth Amendment to Lease dated December 15, 2003.	8-K	9/18/2006	10.36
10.15	Fifth Amendment to Lease dated July 8, 2011 between the Registrant and ARE-770/784/790 Memorial Drive LLC.	10-Q	8/9/2011	10.1
10.16	Sixth Amendment to Lease dated July 8, 2012 between the Registrant and ARE-770/784/790 Memorial Drive LLC.	10-Q	8/7/2012	10.2
10.17	Seventh Amendment to Lease, dated as of November 6, 2014, between Infinity Pharmaceuticals, Inc. and ARE-770/784/790 Memorial Drive, LLC.	10-Q	11/10/2014	10.5
10.18	Agreement for Termination of Lease and Voluntary Surrender of Premises dated October 31, 2016 between the Registrant and ARE-770/784/790 Memorial Drive, LLC	10-K	3/14/2017	10.1
Equity Plans
10.19*	2000 Stock Incentive Plan.	S-1	5/9/2000	10.59
10.20*	Amendment No. 1 to 2000 Stock Incentive Plan;Amendment No. 2 to 2000 Stock Incentive Plan;Amendment No. 3 to 2000 Stock Incentive Plan.	8-K	9/18/2006	10.32
10.21*	Amendment No. 4 to 2000 Stock Incentive Plan.	10-Q	8/9/2007	10.1
10.22*	Amendment No. 5 to 2000 Stock Incentive Plan.	S-8	5/23/2008	99.4
10.23*	Form of Incentive Stock Option Agreement under 2000 Stock Incentive Plan.	8-K	9/18/2006	10.33
10.24*	Form of Nonstatutory Stock Option Agreement under 2000 Stock Incentive Plan.	8-K	9/18/2006	10.34
10.25*	2010 Stock Incentive Plan.	8-K	5/28/2010	10.1
10.26*	Form of Incentive Stock Option Agreement under 2010 Stock Incentive Plan.	8-K	5/28/2010	10.2
10.27*	Form of Nonstatutory Stock Option Agreement under 2010 Stock Incentive Plan.	8-K	5/28/2010	10.3
10.28*	Form of Restricted Stock Agreement under 2010 Stock Incentive Plan	10-K	3/14/2017	10.23
10.29*	Form of Nonstatutory Stock Option Agreement for Inducement Grant Pursuant to Nasdaq Stock Market Rule 5635(c)(4)	10-K	3/14/2017	10.24
10.30*	Amendment No. 1 to 2010 Stock Incentive Plan.	8-K	12/14/2010	99.2
10.31*	Amendment No. 2 to 2010 Stock Incentive Plan.	8-K	5/18/2012	99.1
10.32*	Amendment No. 3 to 2010 Stock Incentive Plan.	8-K	6/13/2013	10.1
10.33*	Amendment No. 4 to 2010 Stock Incentive Plan.	8-K	6/13/2013	10.1
10.34*	Amendment No. 5 to 2010 Stock Incentive Plan.	8-K	6/16/2015	10.1
10.35*	Amendment No. 6 to 2010 Stock Incentive Plan.	10-Q	5/4/2016	10.1
10.36*	2013 Employee Stock Purchase Plan, as amended.	8-K	6/13/2013	99.1

		Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing date	Exhibit Number	Filed with this 10-K

Agreements With Executive Officers
10.37*	Offer Letter between the Registrant and Lawrence E. Bloch, M.D., J.D. dated May 15, 2012.	8-K	7/25/2012	10.1
10.38*	Offer Letter between IDI and Adelene Perkins dated as of February 6, 2002.	8-K	9/18/2006	10.11
10.39*	Amendment to Offer Letter between IDI and Adelene Perkins dated as of October 25, 2007.	8-K	10/30/2007	99.5
10.40*	Offer Letter between the Registrant and Seth A. Tasker, J.D. dated February 22, 2008	10-K	3/14/2017	10.34
10.41*	Employment Retention Incentive Package Letter Agreement between the Registrant and Seth Tasker, J.D. dated July 1, 2016	10-K	3/14/2017	10.35
10.42*	Offer Letter between the Registrant and Jeffrey Kutok, M.D., Ph.D. dated October 26, 2010	10-K	3/14/2017	10.36
10.43*	Employment Retention Incentive Package Letter Agreement between the Registrant and Jeffery Kutok, M.D., Ph.D. dated July 1, 2016	10-K	3/14/2017	10.37
10.44*	Infinity Pharmaceuticals, Inc. Executive Severance Benefits Plan effective February 6, 2013.	8-K	2/12/2013	10.1
Subsidiaries
21.1	Subsidiaries of the Registrant. Filed herewith.				X
Consent
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. Filed herewith.				X
Certifications
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. Filed herewith.				X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. Filed herewith.				X
32.1	Statement of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.				X
32.2	Statement of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.				X
101
The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements.
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

INFINITY PHARMACEUTICALS, INC.

Date: March 15, 2018	By:	/s/ ADELENE Q. PERKINS
Adelene Q. Perkins Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ADELENE Q. PERKINS Adelene Q. Perkins	Chief Executive Officer; Chair of the Board of Directors	March 15, 2018
(Principal Executive Officer)

/s/ LAWRENCE E. BLOCH, M.D., J.D. Lawrence E. Bloch, M.D., J.D.	President; Treasurer	March 15, 2018
(Principal Financial Officer, Principal Accounting Officer)

/s/ JEFFREY BERKOWITZ, J.D. Jeffrey Berkowitz, J.D.	Director	March 7, 2018

/s/ ANTHONY B. EVNIN, PH.D. Anthony B. Evnin, Ph.D.	Director	March 7, 2018

/s/ MICHAEL G. KAUFFMAN, M.D., Ph.D. Michael G. Kauffman, M.D., Ph.D.	Director	March 7, 2018

/s/ NORMAN C. SELBY Norman C. Selby	Director	March 5, 2018

/s/ IAN F. SMITH Ian F. Smith	Director	March 7, 2018

/s/ MICHAEL C. VENUTI, PH.D. Michael C. Venuti, Ph.D.	Director	March 5, 2018