Form 10-Q
period 2018-03-31
INFINITY PHARMACEUTICALS, INC.
filed 2018-05-08
CIK 1113148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on May 1, 2018: 56,069,632

INFINITY PHARMACEUTICALS, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2018

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$30,575	$34,607
Available-for-sale securities	17,239	23,002
Prepaid expenses and other current assets	1,248	777
Total current assets	49,062	58,386
Property and equipment, net	156	219
Other assets	748	748
Total assets	$49,966	$59,353
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$300	$459
Accrued expenses	4,242	5,136
Note payable (note 8)	—	6,000
Total current liabilities	4,542	11,595
Other liabilities	27	28
Total liabilities	4,569	11,623
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Common Stock, $0.001 par value; 100,000,000 shares authorized; 53,697,697 and 50,761,039 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	54	51
Additional paid-in capital	722,324	715,213
Accumulated deficit	(676,970)	(667,519)
Accumulated other comprehensive loss	(11)	(15)
Total stockholders’ equity	45,397	47,730
Total liabilities and stockholders’ equity	$49,966	$59,353
The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2018	2017
Operating expenses:
Research and development	$5,911	$4,039
General and administrative	3,606	6,437
Total operating expenses	9,517	10,476
Loss from operations	(9,517)	(10,476)
Other income (expense):
Investment and other income	159	303
Interest expense	(93)	(302)
Total other income	66	1
Net loss	$(9,451)	$(10,475)
Basic and diluted loss per common share:	$(0.18)	$(0.21)
Basic and diluted weighted average number of common shares outstanding:	51,883,570	50,423,353
Other comprehensive loss:
Net unrealized holding gains on available-for-sale securities arising during the period	4	3
Comprehensive loss	$(9,447)	$(10,472)

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Operating activities
Net loss	$(9,451)	$(10,475)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	63	692
Stock-based compensation, including 401(k) match	883	1,807
Other, net	75	7
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(471)	4,069
Accounts payable, accrued expenses and other liabilities	(354)	(13,275)
Net cash used in operating activities	(9,255)	(17,175)
Investing activities
Purchases of available-for-sale securities	(5,744)	—
Proceeds from maturities of available-for-sale securities	11,530	18,000
Net cash provided by investing activities	5,786	18,000
Financing activities
Proceeds from at-the-market facility, net of issuance costs	3,408	—
Proceeds from issuances of common stock, net	29	—
Repayment of note payable	(4,000)	—
Payments on financing obligation	—	(108)
Net cash used in financing activities	(563)	(108)
Net increase (decrease) in cash, cash equivalents and restricted cash	(4,032)	717
Cash, cash equivalents and restricted cash at beginning of period	34,607	75,742
Cash, cash equivalents and restricted cash at end of period	$30,575	$76,459
Supplemental cash flow information
Cash paid for interest	$—	$302
Supplemental schedule of noncash activities
Issuance of common stock for repayment of note payable, including interest	$2,301	$—
Issuance of common stock for compensation	$493	$—
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
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018.
The information presented in the condensed consolidated financial statements and related footnotes at March 31, 2018, and for the three months ended March 31, 2018 and 2017, is unaudited, and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2017 have been derived from our audited financial statements. For further information, please refer to the consolidated financial statements and accompanying footnotes included in our annual report on Form 10-K for the fiscal year ended December 31, 2017 filed with the U.S. Securities and Exchange Commission, or SEC, on March 15, 2018, which we refer to as our 2017 Annual Report on Form 10-K.
Liquidity
As of March 31, 2018, we had cash and cash equivalents and available-for-sale securities of $47.8 million. We have primarily incurred operating losses since inception and have relied on our ability to fund our operations through collaboration and license arrangements and through the sale of stock. We expect to continue to spend significant resources to fund the development and potential commercialization of IPI-549, our sole clinical stage product candidate, an orally administered immune-oncology product candidate that selectively inhibits the enzyme phosphoinositide-3 kinase gamma, or PI3K gamma, and to incur significant operating losses for the foreseeable future.
In the absence of additional funding or business development activities, we believe that our existing cash, cash equivalents and available-for-sale securities will be adequate to satisfy our forecasted operating needs into the third quarter of 2019. We have not included the future potential $22.0 million contingent payment in cash or stock from Verastem Inc., or Verastem (see Note 8). For more information, refer to the section titled “Liquidity and Capital Resources” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
3. Significant Accounting Policies
Our significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in our 2017 Annual Report on Form 10-K, except as noted below with respect to our revenue recognition accounting policies within the “Recently Adopted Accounting Pronouncements”.
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

	At March 31,
	2018	2017
Stock options	8,326,549	8,342,020
Warrants (excluded from treasury stock method)	1,000,000	1,000,000
Unvested restricted stock	—	663,811
New Accounting Pronouncement
In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-02, Leases, or ASU No. 2016-02, which requires lessees to recognize the assets and liabilities arising from leases on the balance sheet. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the method of adoption and the potential impact that ASU No. 2016-02 may have on our financial position and results of operations.
Recently Adopted Accounting Pronouncements
Effective January 1, 2018, we adopted FASB, Accounting Standard Codification, or ASC, Topic 606, Revenue from Contracts with Customers, or ASC 606. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The standard allows for two transition methods - full retrospective, in which the standard is applied to each prior reporting period presented, or modified retrospective, in which the cumulative effect of initially applying the standard is recognized at the date of initial adoption. We elected the modified retrospective approach and applied it to contracts not completed at the date of adoption. Therefore, comparative prior periods have not been adjusted. The adoption of the standard did not have a material impact on our financial position and results of operations when applied to our two out-licensing arrangements. See Note 8 for additional details on these two arrangements. We did not recognize any revenue during the three months ended March 31, 2018 and 2017.
The principles in the new guidance are applied using a five-step model: 1) identify the customer contract; 2) identify the contract’s performance obligations; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations; and 5) recognize revenue when or as a performance obligation is satisfied. We evaluate all promised goods and services within a customer contract and determine which of those are separate performance obligations. This evaluation includes an assessment of whether the good or service is capable of being distinct and whether the good or service is separable from other promises in the contract. When a performance obligation is satisfied, we recognize as revenue the amount of the transaction price, excluding estimates of variable consideration that are constrained, that is allocated to that performance obligation. For contracts that contain variable consideration, such as milestone payments, we estimate the amount of variable consideration by using either the expected value method or the most likely amount method. In making this assessment, we evaluate factors such as the clinical, regulatory, commercial and other risks that must be overcome to achieve the milestone. We re-evaluate the probability of achievement of such milestones and any related constraint each reporting period. We will include variable consideration, without constraint, in the transaction price to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

We will recognize royalty revenue, if any, based upon actual and estimated net sales by the licensee of licensed products in licensed territories in the period the sales occur under the sales- and usage-based royalty exception when the sole or predominate item which the royalty relates to is a license to intellectual property. We have not recognized any royalty revenue to date.
In January 2016, the FASB issued ASU, No. 2016-01, Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU No. 2016-01. This new standard amends certain aspects of accounting and disclosure requirements for financial instruments, including the requirement that equity investments with readily determinable fair values be measured at fair value with any changes in fair value recognized in a company's results of operations. Equity investments that do not have readily determinable fair values may be measured at fair value or at cost minus impairment adjusted for changes in observable prices. We adopted ASU No. 2016-01 as of January 1, 2018. The adoption of ASU No. 2016-01 did not have an impact on our condensed consolidated financial statements.
In August 2016, the FASB issued ASU, No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, or ASU No. 2016-15. The new standard clarifies classification of certain cash receipts and cash payments on the statement of cash flows to reduce existing diversity in practice. We adopted ASU No. 2016-15 as of January 1, 2018. The adoption of ASU No. 2016-15 did not have a material impact on our condensed consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows, Restricted Cash, or ASU No. 2016-18. ASU No. 2016-18 provides guidance on the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. Under the new standard, the statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and cash equivalents are now included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown in the statements of cash flows. We adopted ASU No. 2016-18 as of January 1, 2018 on a retrospective basis. The cash, cash equivalents and restricted cash at the beginning and ending of each period presented in our condensed consolidated statements of cash flows for the three months ended March 31, 2018 and 2017 consisted of the following balances from our condensed consolidated balance sheets:

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Beginning of period	End of period	Beginning of period	End of period
	(in thousands)
Cash and cash equivalents	$34,607	$30,575	$74,060	$75,429
Restricted cash	—	—	1,152	500
Restricted cash, less current portion	—	—	530	530
Cash, cash equivalents and restricted cash per statement of cash flows	$34,607	$30,575	$75,742	$76,459
In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation: Scope of Modification Accounting, or ASU No. 2017-09. ASU No. 2017-09 clarifies when changes to the terms and conditions of a share-based payment award must be accounted for as modifications. The new guidance will reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications. It does not change the accounting for modifications. We adopted ASU No. 2017-09 as of January 1, 2018, using a prospective approach to awards modified on or after the adoption date, and it did not have an impact on our financial statement presentation or disclosures.
In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which allowed SEC registrants to record provisional amounts in earnings for the year ended December 31, 2017 due to the complexities involved in accounting for the enactment of the Tax Cut and Jobs Act of 2017, or the Act. We recognized the estimated income tax effects of the Act in our 2017 Consolidated Financial Statements in accordance with SEC Staff Accounting Bulletin No. 118.

4. Stock-Based Compensation
Total stock-based compensation expense related to all equity awards for the three months ended March 31, 2018 and 2017 was composed of the following:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Research and development	$135	$707
General and administrative	748	1,100
Total stock-based compensation expense	$883	$1,807
As of March 31, 2018, we had approximately $3.6 million of total unrecognized compensation cost related to unvested common stock options and awards under our Employee Stock Purchase Plan which are expected to be recognized over a weighted-average period of 1.4 years.
Restricted Stock
During the three months ended March 31, 2018, no restricted stock was granted or forfeited and no shares of restricted stock vested. As of March 31, 2018, there were no shares of restricted stock issued and unvested. During the three months ended March 31, 2017, no shares of restricted stock were granted, 133,300 shares of restricted stock were forfeited, and no restricted stock vested. As of March 31, 2017, 663,811 shares of restricted stock were issued and unvested.
We did not recognize any stock compensation expense for the three months ended March 31, 2018 or 2017 related to restricted stock.
Stock Options
During the three months ended March 31, 2018, we granted options to purchase 1,155,750 shares of our common stock at a weighted average fair value of $1.63 per share and a weighted average exercise price of $2.13 per share. During the three months ended March 31, 2017, we granted options to purchase 3,457,000 shares of our common stock at a weighted average fair value of $1.12 per share and a weighted average exercise price of $1.55 per share. For the three months ended March 31, 2018 and 2017, the fair values were estimated using the Black-Scholes valuation model using the following weighted-average assumptions:

	Three Months Ended March 31,
	2018	2017
Risk-free interest rate	2.3%	2.0%
Expected annual dividend yield	—	—
Expected stock price volatility	96.9%	90.0%
Expected term of options	5.7 years	5.5 years
During the three months ended March 31, 2018, options to purchase 20,000 shares of common stock were exercised, with a weight-average exercise price of $1.46.

5. Cash, Cash Equivalents and Available-for-Sale Securities
The following is a summary of cash, cash equivalents and available-for-sale securities:

	March 31, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$30,575	$—	$—	$30,575
Available-for-sale securities:
U.S. Treasury securities due in one year or less	7,247	—	(4)	7,243
U.S. government-sponsored enterprise obligations due in one year or less	10,003	—	(7)	9,996
Total available-for-sale securities	17,250	—	(11)	17,239
Total cash, cash equivalents and available-for-sale securities	$47,825	$—	$(11)	$47,814

	December 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$34,607	$—	$—	$34,607
Available-for-sale securities:
U.S. Treasury securities due in one year or less	3,497	—	(3)	3,494
U.S. government-sponsored enterprise obligations due in one year or less	19,520	—	(12)	19,508
Total available-for-sale securities	23,017	—	(15)	23,002
Total cash, cash equivalents and available-for-sale securities	$57,624	$—	$(15)	$57,609
We held six debt securities at March 31, 2018 that had been in an unrealized loss position for less than 12 months and no debt securities that had been in an unrealized loss position for 12 months or greater. The fair value of these securities was $15.2 million. There were no material unrealized losses from these securities. As of March 31, 2018, we held no securities in foreign financial institutions. We evaluated our securities for other-than-temporary impairments based on quantitative and qualitative factors. We considered the decline in market value for these securities to be primarily attributable to current economic and market conditions. It is not more likely than not that we will be required to sell these securities, and we do not intend to sell these securities before the recovery of their amortized cost basis. Based on our analysis, we do not consider these investments to be other-than-temporarily impaired as of March 31, 2018.
We had no material realized gains or losses on our available-for-sale securities for the three months ended March 31, 2018 and 2017. There were no other-than-temporary impairments recognized for the three months ended March 31, 2018 and 2017.

6. Fair Value
We use a valuation hierarchy for disclosure of the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs, which we consider the highest-level inputs, are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. The classification of a financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. For our fixed income securities, we reference pricing data supplied by our custodial agent and nationally known pricing vendors, using a variety of daily data sources, largely readily-available market data and broker/dealer quotes. We validate the prices provided by our third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our pricing services as of March 31, 2018 and December 31, 2017.
The following table sets forth the assets carried at fair value measured on a recurring basis as of March 31, 2018 and December 31, 2017:

	Level 1	Level 2
	(in thousands)
March 31, 2018
Assets:
Cash and cash equivalents	$22,831	$7,744
U.S. Treasury securities	—	7,243
U.S. government-sponsored enterprise obligations	—	9,996
Total	$22,831	$24,983
December 31, 2017
Assets:
Cash and cash equivalents	$34,607	$—
U.S. Treasury securities	—	3,494
U.S. government-sponsored enterprise obligations	—	19,508
Total	$34,607	$23,002
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
There have been no changes to our valuation methods during the three months ended March 31, 2018. We evaluate transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1 and Level 2 during the three months ended March 31, 2018. We had no available-for-sale securities that were classified as Level 3 at any point during the three months ended March 31, 2018 or during the year ended December 31, 2017.
7. Prepaid expenses and other current assets
Prepaid expenses and other current assets consist of the following:

	March 31, 2018	December 31, 2017
	(in thousands)
Prepaid expenses	$1,027	$563
Other current assets	221	214
Total prepaid expenses and other current assets	$1,248	$777

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
Due to amendments to the Takeda Agreement, described below, we are no longer obligated to pay Takeda royalties on net sales of IPI-549, other products containing a selective inhibitor of PI3K-gamma, or duvelisib in oncology indications. However, we remain obligated to pay Takeda tiered royalties ranging from 7% to 11% on worldwide net sales of products containing a selective inhibitor of PI3K-delta or a selective dual inhibitor of PI3K delta and gamma, as described in the Takeda Agreement, including duvelisib if commercialized outside oncology indications. Such royalties are payable until the later to occur of (i) the expiration of specified patent rights and (ii) the expiration of non-patent regulatory exclusivities in a country, subject to reduction of the royalties and, in certain circumstances, limits on the number of products subject to a royalty obligation.
Under the September 2016 amendment to the Takeda Agreement, and in connection with our entry into the Verastem Agreement, described below, we are no longer obligated to pay Takeda any remaining milestone payments for the development, approval or commercialization of duvelisib. In return, we are obligated to pay Takeda 50% of all revenue arising from certain qualifying transactions for duvelisib, including the Verastem Agreement, defined below, subject to certain exceptions including revenue we receive as reimbursement for duvelisib research and development expenses.
The July 2017 amendment to the Takeda Agreement terminated our obligations to pay royalties to Takeda with respect to worldwide net sales of products containing or comprised of a selective inhibitor of PI3K gamma, including but not limited to IPI-549. In consideration for such termination, we concurrently executed a convertible promissory note, which we refer to as the Takeda Note, which obligated us to pay Takeda, or its designated affiliate, the principal amount of $6.0 million together with interest accruing at a rate of 8% per annum on or before July 26, 2018 in cash or in shares of our common stock, at the election of Takeda. The $6.0 million has been included in our accompanying condensed consolidated balance sheets as a current liability titled Note Payable as of December 31, 2017. For the three months ended March 31, 2018, we recorded $0.1 million of interest expense related to the Takeda Note.
On March 12, 2018, we exercised our right to prepay in full the Takeda Note in the principal amount of $6.0 million together with interest of approximately $0.3 million. Takeda elected to receive $4.0 million of such payment in cash and approximately $2.3 million of such payment in shares of our common stock. Pursuant to the terms of the Takeda Note, we issued 1,134,689 shares of common stock, calculated using an average price of $2.028 per share, to Takeda’s designated subsidiary, Millennium Pharmaceuticals, Inc.
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

Verastem
On October 29, 2016, we and Verastem entered into a license agreement, which we and Verastem amended and restated on November 1, 2016, effective as of October 29, 2016. We refer to the amended and restated license agreement as the Verastem Agreement. Under the Verastem Agreement, we granted to Verastem an exclusive worldwide license for the research, development, commercialization, and manufacture of duvelisib and products containing duvelisib, which we refer to as the Licensed Products, in each case in oncology indications. Upon entry into the Verastem Agreement, Verastem assumed financial responsibility for activities that were part of our ongoing duvelisib program, including a randomized, Phase 3 monotherapy clinical study, which we refer to as the DUO Study, in patients with relapsed or refractory chronic lymphocytic leukemia or small lymphocytic lymphoma. Verastem is obligated to use diligent efforts, as defined in the Verastem Agreement, to develop and commercialize one Licensed Product. During the term of the Verastem Agreement, we have agreed not to research, develop, manufacture or commercialize duvelisib in any indication in humans or animals.
Under the Verastem Agreement, we have financial responsibility for up to $4.5 million of costs related to the shutdown of certain specified clinical studies. We have incurred the $4.5 million maximum for clinical study shutdown costs through March 31, 2018. Following a short transition period, which terminated December 31, 2016, Verastem assumed all financial and operational responsibility for the duvelisib program except for the clinical shutdown costs and certain clinical close-out activities that we agreed to retain.
We assessed this arrangement in accordance with ASC 606 and concluded that at the date of contract inception this arrangement contained two performance obligations, consisting of the license and transition activities. We satisfied the license at contract inception and transition activities over the short transition period ended December 2016.
On September 6, 2017, Verastem notified us that the DUO Study met certain pre-specified criteria at completion triggering a $6.0 million payment under the Verastem Agreement, which we received in cash on October 13, 2017. On April 9, 2018, Verastem announced that the U.S. Food and Drug Administration, or FDA, had accepted, with priority review, Verastem’s new drug application, or NDA, for approval of duvelisib for the treatment of patients with relapsed or refractory chronic lymphocytic leukemia/small lymphocytic lymphoma and accelerated approval for the treatment of relapsed or refractory follicular lymphoma. The FDA target action date for response to the NDA is October 5, 2018. If Verastem receives approval of its NDA for duvelisib, Verastem is required to make a $22.0 million payment to us, in cash or, at Verastem’s election, in whole or in part, in shares of Verastem common stock. As of March 31, 2018, we did not recognize revenue related to the $22.0 million payment as it is a variable consideration that is constrained as it depends on regulatory approval. Variable consideration associated with regulatory approvals are generally constrained until those approvals are received as it is outside our control. As the performance obligations were previously satisfied, the milestone will be recognized as revenue in full in the period in which the milestone is achieved.
For any portion of the $22.0 million payment that Verastem elects to pay in shares of Verastem common stock in lieu of cash, the number of shares of Verastem common stock to be issued would be determined by multiplying (1) 1.025 by (2) the number of shares of common stock equal to (a) the amount of the payment to be paid in shares of common stock divided by (b) the average closing price of a share of common stock as quoted on Nasdaq for a 20-day period following the public announcement of the applicable event. The shares of common stock would be issued as unregistered securities, and Verastem would have an obligation to promptly file a registration statement with the SEC to register such shares for resale. Any issuance of shares would be subject to the satisfaction of standard closing conditions, including that all material authorizations, consents, and similar approvals necessary for such issuance shall have been obtained.
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
PellePharm
In June 2013, we entered into a license agreement with PellePharm, Inc., or PellePharm, under which we granted PellePharm exclusive global development and commercialization rights to our hedgehog inhibitor program, including IPI-926, a clinical-stage product candidate. We refer to our license agreement with PellePharm as the PellePharm Agreement and products covered by the PellePharm Agreement as Hedgehog Products. We assessed this arrangement in accordance with ASC 606 and concluded that at the date of contract inception there was only one performance obligation, consisting of the license, which was satisfied at contract inception.
Under the PellePharm Agreement, PellePharm is obligated to pay us up to $11.0 million in clinical, regulatory and commercial based milestone payments through the first commercial sale of a Hedgehog Product. PellePharm is also obligated to pay us up to $37.5 million in success-based milestone payments upon the achievement of certain annual net sales thresholds, as well as a share of certain revenue received by PellePharm in the event that PellePharm sublicenses its rights under the PellePharm Agreement. As of March 31, 2018, we did not recognize revenue related to the milestones as they represent variable consideration that is constrained. In making this assessment, we considered numerous factors, including the fact that achievement of the milestones is outside our control and contingent upon the future success of clinical trials, PellePharm’s actions, and the receipt of regulatory approval. As the single performance obligation was previously satisfied, all clinical, regulatory and commercial-based milestones will be recognized as revenue in full in the period in which the constraint is removed. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as these amounts have been determined to relate predominantly to the license granted to PellePharm and therefore are recognized at the later of when the performance obligation is satisfied, or the related sales occur.
PellePharm is also obligated to pay us tiered royalties on annual net sales of Hedgehog Products, which are subject to reduction after a certain aggregate funding threshold has been achieved. Until the funding threshold has been achieved, a portion of the royalties paid to us by PellePharm will be used to cover the reimbursement of research and development costs owed by us to Mundipharma and Purdue.

PellePharm’s royalty obligations to us expire on a country-by-country and Hedgehog Product-by-Hedgehog Product basis, and the PellePharm Agreement expires upon the expiration of the last royalty obligation owed by PellePharm to us, at which time the license to Hedgehog Products and licenses to our know-how as described in the PellePharm Agreement become fully-paid-up and non-royalty-bearing licenses. PellePharm has the right to terminate the PellePharm Agreement upon at least 180 days’ prior written notice to us at any time, and we may terminate the PellePharm Agreement if PellePharm or a related party brings an action challenging the validity or actively assists a patent challenge related to our Hedgehog Product patent rights. Either party may terminate the PellePharm Agreement if the other party materially breaches or defaults in the performance of its obligations. Upon termination by either party, all rights and licenses granted by us to PellePharm under the PellePharm Agreement terminate and PellePharm shall, to the extent applicable, transfer and assign to us all rights, title, and interest in and to the trademark(s) used for Hedgehog Products in the territory covered under the PellePharm Agreement.
We and PellePharm have made customary representations and warranties and have agreed to certain customary covenants, including confidentiality and indemnification.
9. Accrued Expenses
Accrued expenses consisted of the following:

	March 31, 2018	December 31, 2017
	(in thousands)
Accrued compensation and benefits	$1,064	$2,002
Accrued clinical and development	2,032	1,736
Other	1,146	1,398
Total accrued expenses	$4,242	$5,136
10. Stockholders' Equity
In May 2016, we entered into an at-the-market sales agreement, or Sales Agreement, with Cantor Fitzgerald & Co., or Cantor Fitzgerald, pursuant to which we may from time to time, at our option, offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million through Cantor Fitzgerald, acting as our sales agent. Cantor Fitzgerald will be entitled to a commission of 3.0% of the aggregate gross proceeds from sales of shares of our common stock under the Sales Agreement. Sales of shares of our common stock under the Sales Agreement may be made by any method permitted by law that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made through the Nasdaq Global Select Market, on any other existing trading market for our common stock or to or through a market maker. We may also authorize Cantor Fitzgerald to sell shares in privately negotiated transactions. During the three months ended March 31, 2018, we issued 1,551,615 shares at a weighted average price per share of $2.29 under the at-the-market facility for $3.4 million in net proceeds. From April 1, 2018 through May 8, 2018, we issued an additional 2,341,164 shares at a weighted average price per share of $2.13 under the at-the-market facility for $4.8 million in net proceeds. We have no obligation to sell shares of our common stock and cannot provide any assurances that we will issue any additional shares pursuant to the Sales Agreement. We may also suspend the offering of shares of our common stock upon notice to Cantor Fitzgerald and subject to other conditions.
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
At March 31, 2018, future minimum payments under the lease are approximately $0.3 million, which is comprised of $0.2 million for the calendar year 2018 and $0.1 million for the calendar year 2019.

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
We have worldwide development and commercialization rights to IPI-549, subject to certain success-based milestone payment obligations to our licensor, Takeda Pharmaceutical Company Limited, as described in more detail under the heading Strategic Alliances—Takeda. We refer to our PI3K inhibitor program licensor, including its several subsidiaries, as Takeda. Additionally, we are obligated to pay our former strategic collaborators Mundipharma International Corporation Limited, or Mundipharma, and Purdue Pharmaceutical Products L.P., or Purdue, a 4% royalty in the aggregate on worldwide net sales of products that were previously subject to the strategic alliance, including IPI-549, until such time as Mundipharma and Purdue have recovered approximately $260 million in royalty payments from all products that were previously subject to the strategic alliance. After this cost recovery, which represents the funding paid to us for research and development services performed by us under our strategic alliance, our royalty obligations to Mundipharma and Purdue will be reduced to a 1% royalty on net sales in the United States of products that were previously subject to the strategic alliance, including IPI-549.
Preclinical research has shown that PI3K-gamma signaling in tumor-associated macrophages results in a type of macrophage that suppresses anti-tumor T cells. Specifically, preclinical data demonstrated that blockade of PI3K-gamma by treatment with IPI-549 leads to a shift in the type of macrophages present in the tumor microenvironment, or TME, from pro-tumor macrophages associated with suppression of the immune response, known as M2 macrophages, to macrophages that are supportive of a pro-inflammatory, anti-tumor immune response, known as M1 macrophages. Treatment with IPI-549 in preclinical tumor models was shown to increase the M1:M2 macrophage ratio, the number of T cells that attack the tumor, and the production of pro-inflammatory cytokines, which can further stimulate the anti-tumor immune response. Preclinical data from multiple solid tumor in vivo models demonstrated that IPI-549 was active as a monotherapy and that IPI-549 administered in combination with checkpoint inhibition led to enhanced activity compared to either treatment alone. Additionally, preclinical in vivo tumor model data demonstrated that M2 pro-tumor macrophages are associated with resistance to treatment by immune checkpoint inhibition and that treatment with IPI-549 in combination with immune checkpoint inhibition is able to overcome this resistance. These preclinical data further elucidate the mechanism of action for IPI-549 by demonstrating that PI3K-gamma plays a key role in the immuno-suppressive tumor microenvironment.

Phase 1/1b Clinical Study of IPI-549
Based on our preclinical data, we are conducting a Phase 1/1b clinical study designed to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics, and activity for IPI-549—both as a monotherapy and in combination with nivolumab, also known as Opdivo®—in approximately 200 patients with advanced solid tumors. Nivolumab is an immune checkpoint inhibitor therapy commercialized by Bristol-Myers Squibb, or BMS, that targets a receptor in the human body called programmed death receptor 1, or PD-1.
The monotherapy portions and combination therapy dose-escalation portion of our Phase 1/1b study have been completed, and enrollment began in 2018 in seven combination therapy expansion cohorts to evaluate patients dosed at 40 mg QD of IPI-549 in combination with the standard regimen of nivolumab of 240 mg every two weeks. The first three combination therapy expansion cohorts are designed to evaluate patients with non-small cell lung cancer, or NSCLC, melanoma, and head and neck cancer, respectively, whose tumors have shown primary resistance or subsequently have developed resistance to immune checkpoint therapy. These cohorts, consisting of 20 to 25 patients each, are designed to directly test whether IPI-549 is able to overcome resistance to checkpoint inhibitors as demonstrated in preclinical studies published in Nature in November 2016. A fourth cohort includes up to 29 patients with triple negative breast cancer, or TNBC, a difficult-to-treat form of breast cancer that is not typically responsive to anti-PD-1 or anti-PD-L1 therapy. The TNBC patients must not have previously received anti-PD-1 or anti-PD-L1 treatment, offering an important opportunity to explore whether treatment with IPI-549 in combination with nivolumab could improve the efficacy of checkpoint inhibitors.
The fifth and sixth cohorts in the combination therapy expansion portion of the study are designed to evaluate 10 patients with mesothelioma and 10 patients with adrenocortical carcinoma, or ACC, based on partial responses reported in the monotherapy dose-escalation portion and the combination dose-escalation portions of the study, respectively, discussed in further detail below. The seventh cohort is evaluating 20 patients with high baseline blood levels of myeloid-derived suppressor cells, or MDSCs to investigate whether IPI-549 can overcome the suppressive effect of MDSCs on the immune system’s response to tumors and improve the effects of checkpoint inhibitors. This cohort is based on preliminary translational data from our Phase 1/1b trial that demonstrated an association between high baseline levels of MDSCs and clinical response to IPI-549, as well as scientific literature indicating an association between high MDSCs and decreased responsiveness to checkpoint inhibitor therapy.
At the annual meeting of the American Society of Clinical Oncology in June 2018, we expect to report data from the the monotherapy expansion portion of the study, the combination therapy dose-escalation portion of the study, and the six disease-specific combination therapy expansion cohorts. In the second half of 2018, we expect to report more mature clinical and translational data, including insights from paired tumor biopsies, from the six disease-specific combination therapy expansion cohorts as well as initial data from the combination therapy expansion cohort of patients pre-selected for having high baseline blood levels of MDSCs.
Interim Data for Monotherapy and Combination Therapy Dose-Escalation Portions
Monotherapy
On November 10, 2017, we presented updated clinical and translational data from the monotherapy dose escalation portion of our Phase 1/1b clinical trial during an oral presentation and a poster session at the Society for Immunotherapy of Cancer Annual Meeting, or SITC 2017. As of the October 18, 2017 data cutoff date, data included 19 patients evaluable for safety and 18 patients evaluable for activity who received monotherapy doses of IPI-549 ranging from 10 mg to 60 mg QD. Of the patients evaluable for activity, eight, or 44%, showed clinical benefit, defined as remaining on study for more than 16 weeks. Three patients had remained on treatment for more than 32 weeks, including one who had a partial response to treatment with IPI-549. This patient was originally diagnosed with advanced peritoneal mesothelioma in October 2013 and had undergone four prior treatments. As of the October 2017 data cutoff date, after 60 weeks on 20 mg QD of IPI-549, the patient’s tumor had decreased in size by 42%, and the patient remained on study and had maintained his partial response at the time of our January 8, 2018 update at the 36th Annual J.P. Morgan Healthcare Conference, or the J.P. Morgan Conference.
At SITC 2017, we further reported that among the 19 patients evaluable for safety during the monotherapy dose-escalation portion of the study, no dose-limiting toxicities were identified and a maximum tolerated dose was not reached. The majority of side effects reported were a Grade 1 or Grade 2, and there were no treatment-related serious adverse events or deaths. The pharmacokinetic and pharmacodynamic properties of IPI-549 appeared favorable, with near-complete and sustained inhibition of PI3K-gamma at doses at or above 20 mg QD, supporting once daily dosing of IPI-549.

Also at SITC 2017, we reported on translational data from peripheral blood samples taken from patients treated with IPI-549 monotherapy and analyzed to characterize the immunomodulatory activity of IPI-549. Data showed that IPI-549 treatment resulted in a reduction in immune suppression and increased immune stimulation, with upregulation of interferon-gamma responsive factors and reinvigoration or proliferation of exhausted T cells across multiple tumor types and dose levels. Additionally, those patients who showed a clinical benefit demonstrated increased numbers of activated monocytes, suggesting that a biologic correlate can be found in patients who remained on treatment longer.
Combination Therapy with Nivolumab
As we reported in April 2017 during a poster session at the American Association for Cancer Research Annual Meeting, of the six evaluable patients in the cohort evaluating IPI-549 at 20 mg QD in combination with nivolumab, preliminary data demonstrated no dose-limiting toxicities or serious drug-related side effects and no side effects that led to treatment discontinuation. During an investor event held in October 2017, we disclosed that one patient demonstrated a partial response after eight weeks of treatment with 30 mg of IPI-549 QD in combination with the standard regimen of nivolumab. Diagnosed with ACC in July 2013, this patient had previously undergone six cycles of chemotherapy but had not received anti-PD-1 or PD-L1 treatment. As of the October 2017 cutoff date, after 24 weeks on the study at 30 mg QD, the measurable tumor volume had decreased by 60%. The patient remained on study and had maintained his partial response at the time of the J.P. Morgan Conference.
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
Due to amendments to the Takeda Agreement, described below, we are no longer obligated to pay Takeda royalties on net sales of IPI-549, other products containing a selective inhibitor of PI3K-gamma, or duvelisib in oncology indications. However, we remain obligated to pay Takeda tiered royalties ranging from 7% to 11% on worldwide net sales of products containing a selective inhibitor of PI3K-delta or a selective dual inhibitor of PI3K delta and gamma, as described in the Takeda Agreement, including duvelisib if commercialized outside oncology indications. Such royalties are payable until the later to occur of (i) the expiration of specified patent rights and (ii) the expiration of non-patent regulatory exclusivities in a country, subject to reduction of the royalties and, in certain circumstances, limits on the number of products subject to a royalty obligation.
Under the September 2016 amendment to the Takeda Agreement, and in connection with our entry into the Verastem Agreement, described below, we are no longer obligated to pay Takeda any remaining milestone payments for the development, approval or commercialization of duvelisib. In return, we are obligated to pay Takeda 50% of all revenue arising from certain qualifying transactions for duvelisib, including the Verastem Agreement, defined below, subject to certain exceptions including revenue we receive as reimbursement for duvelisib research and development expenses.

The July 2017 amendment to the Takeda Agreement terminated our obligations to pay royalties to Takeda with respect to worldwide net sales of products containing or comprised of a selective inhibitor of PI3K gamma, including but not limited to IPI-549. In consideration for such termination, we concurrently executed a convertible promissory note, which we refer to as the Takeda Note, which obligated us to pay Takeda, or its designated affiliate, the principal amount of $6.0 million together with interest accruing at a rate of 8% per annum on or before July 26, 2018 in cash or in shares of our common stock, at the election of Takeda. On March 12, 2018, we exercised our right to prepay in full the Takeda Note in the principal amount of $6.0 million together with interest of approximately $0.3 million. Takeda elected to receive $4.0 million of such payment in cash and approximately $2.3 million of such payment in shares of our common stock. Pursuant to the terms of the Takeda Note, we issued 1,134,689 shares of common stock, calculated using an average price of $2.028 per share, to Takeda’s designated subsidiary, Millennium Pharmaceuticals, Inc.
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
Verastem
On October 29, 2016, we and Verastem Inc., or Verastem, entered into a license agreement, which we and Verastem amended and restated on November 1, 2016, effective as of October 29, 2016. We refer to the amended and restated license agreement as the Verastem Agreement. Under the Verastem Agreement, we granted to Verastem an exclusive worldwide license for the research, development, commercialization, and manufacture of duvelisib and products containing duvelisib, which we refer to as the Licensed Products, in each case in oncology indications. Upon entry into the Verastem Agreement, Verastem assumed financial responsibility for activities that were part of our ongoing duvelisib program, including a randomized, Phase 3 monotherapy clinical study, which we refer to as the DUO Study, in patients with relapsed or refractory chronic lymphocytic leukemia or small lymphocytic lymphoma. Verastem is obligated to use diligent efforts, as defined in the Verastem Agreement, to develop and commercialize one Licensed Product. During the term of the Verastem Agreement, we have agreed not to research, develop, manufacture or commercialize duvelisib in any indication in humans or animals.
Under the Verastem Agreement, we have financial responsibility for up to $4.5 million of costs related to the shutdown of certain specified clinical studies. We have incurred the $4.5 million maximum for clinical study shutdown costs through March 31, 2018. Following a short transition period, which terminated December 31, 2016, Verastem assumed all financial and operational responsibility for the duvelisib program except for the clinical shutdown costs and certain clinical close-out activities that we agreed to retain.
On September 6, 2017, Verastem notified us that the DUO Study met certain pre-specified criteria at completion triggering a $6.0 million payment under the Verastem Agreement, which we received in cash on October 13, 2017. On April 9, 2018, Verastem announced that the U.S. Food and Drug Administration, or FDA, had accepted with priority review Verastem’s new drug application, or NDA, for approval of duvelisib for the treatment of patients with relapsed or refractory chronic lymphocytic leukemia/small lymphocytic lymphoma and accelerated approval for the treatment of relapsed or refractory follicular lymphoma. The FDA target action date for response to the NDA is October 5, 2018. If Verastem receives approval of its NDA for duvelisib, Verastem is required to make a $22.0 million payment to us, in cash, or at Verastem’s election, in whole or in part, in shares of Verastem common stock.
For any portion of the $22.0 million payment that Verastem elects to pay in shares of Verastem common stock in lieu of cash, the number of shares of Verastem common stock to be issued would be determined by multiplying (1) 1.025 by (2) the number of shares of common stock equal to (a) the amount of the payment to be paid in shares of common stock divided by (b) the average closing price of a share of common stock as quoted on Nasdaq for a 20-day period following the public announcement of the applicable event. The shares of common stock would be issued as unregistered securities, and Verastem would have an obligation to promptly file a registration statement with the U.S. Securities and Exchange Commission to register such shares for resale. Any issuance of shares would be subject to the satisfaction of standard closing conditions, including that all material authorizations, consents, and similar approvals necessary for such issuance shall have been obtained.

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
PellePharm is also obligated to pay us tiered royalties on annual net sales of Hedgehog Products, which are subject to reduction after a certain aggregate funding threshold has been achieved. Until the funding threshold has been achieved, a portion of the royalties paid to us by PellePharm will be used to cover the reimbursement of research and development costs owed by us to Mundipharma and Purdue.

PellePharm’s royalty obligations to us expire on a country-by-country and Hedgehog Product-by-Hedgehog Product basis, and the PellePharm Agreement expires upon the expiration of the last royalty obligation owed by PellePharm to us, at which time the license to Hedgehog Products and licenses to our know-how as described in the PellePharm Agreement become fully-paid-up and non-royalty-bearing licenses. PellePharm has the right to terminate the PellePharm Agreement upon at least 180 days’ prior written notice to us at any time, and we may terminate the PellePharm Agreement if PellePharm or a related party brings an action challenging the validity of or actively assists a patent challenge related to our Hedgehog Product patent rights. Either party may terminate the PellePharm Agreement if the other party materially breaches or defaults in the performance of its obligations. Upon termination by either party, all rights and licenses granted by us to PellePharm under the PellePharm Agreement terminate, and PellePharm shall, to the extent applicable, transfer and assign to us all rights, title, and interest in and to the trademark(s) used for Hedgehog Products in the territory covered under the PellePharm Agreement.
We and PellePharm have made customary representations and warranties and have agreed to certain customary covenants, including confidentiality and indemnification.
Financial Overview
Revenue
To date, all our revenue has been generated under collaboration agreements. The terms of these collaboration agreements may include payment to us of upfront license fees, funding or reimbursement of research and development efforts, milestone payments if specified objectives are achieved, and/or royalties on product sales.
Effective January 1, 2018, we adopted Financial Accounting Standards Board Accounting Standard Codification Topic 606, Revenue from Contracts with Customers, or ASC 606. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The standard allows for two transition methods - full retrospective, in which the standard is applied to each prior reporting period presented, or modified retrospective, in which the cumulative effect of initially applying the standard is recognized at the date of initial adoption. We elected the modified retrospective approach and applied it to contracts not completed at the date of adoption. Therefore, comparative prior periods have not been adjusted. The adoption of the standard did not have a material impact on our financial position and results of operations when applied to our two out-licensing arrangements. See Note 8 for additional details on these two arrangements.
The principles in the new guidance are applied using a five-step model: 1) identify the customer contract; 2) identify the contract’s performance obligations; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations; and 5) recognize revenue when or as a performance obligation is satisfied. We evaluate all promised goods and services within a customer contract and determine which of those are separate performance obligations. This evaluation includes an assessment of whether the good or service is capable of being distinct and whether the good or service is separable from other promises in the contract. When a performance obligation is satisfied, we recognize as revenue the amount of the transaction price, excluding estimates of variable consideration that are constrained, that is allocated to that performance obligation. For contracts that contain variable consideration, such as milestone payments, we estimate the amount of variable consideration by using either the expected value method or the most likely amount method. In making this assessment, we evaluate factors such as the clinical, regulatory, commercial and other risks that must be overcome to achieve the milestone. We re-evaluate the probability of achievement of such milestones and any related constraint each reporting period. We will include variable consideration, without constraint, in the transaction price to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.
We will recognize royalty revenue, if any, based upon actual and estimated net sales by the licensee of licensed products in licensed territories, and in the period the sales occur under the sales- and usage-based royalty exception when the sole or predominate item which the royalty relates to is a license to intellectual property. We have not recognized any royalty revenue to date.
In the event of an early termination of a collaboration agreement, any contract liabilities would be recognized in the period in which all our obligations under the agreement have been fulfilled.
Research and Development Expense
We are a drug development company. Our research and development expense has historically consisted primarily of the following:
•compensation of personnel associated with research and development activities;

•clinical testing costs, including payments made to contract research organizations;
•costs of combination and comparator drugs used in clinical studies;
•costs of manufacturing product candidates for preclinical testing and clinical studies;
•costs associated with the licensing of research and development programs;
•preclinical testing costs, including costs of toxicology studies;
•fees paid to external consultants;
•fees paid to professional service providers for independent monitoring and analysis of our clinical trials;

•	costs for collaboration partners to perform research activities, including development milestones for which a payment is due when achieved;
•depreciation of equipment; and
•allocated costs of facilities.
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
Critical Accounting Policies and Significant Judgments and Estimates
The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to cumulative revenue related to variable consideration, accrued expenses, assumptions in the valuation of stock-based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.
There have been no material changes to our critical accounting policies, other than as noted below under “New and Recently Adopted Accounting Pronouncements,” during the three months ended March 31, 2018. Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended December 31, 2017 for a discussion of our critical accounting policies and significant judgments and estimates.
New and Recently Adopted Accounting Pronouncements
See Note 3 to our condensed consolidated financial statements included in Item 1, “Unaudited Condensed Consolidated Financial Statements,” of this Form 10-Q for a description of new and recently adopted accounting pronouncements applicable to our business.

Results of Operations
The following table summarizes our results of operations for each of the three months ended March 31, 2018 and 2017, together with the change in these items in dollars and as a percentage:

	Three Months Ended March 31,		$ Change	% Change
	2018	2017
	(in thousands)
Research and development expense	$5,911	$4,039	$1,872	46%
General and administrative expense	3,606	6,437	(2,831)	(44)%
Investment and other income	159	303	(144)	(48)%
Interest expense	(93)	(302)	209	(69)%
Research and Development Expense
The $1.9 million increase in research and development expense for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 was primarily related to an increase in clinical and development expenses for IPI-549 of approximately $2.6 million offset by a decrease in compensation of approximately $0.7 million, which was primarily related to a reduction in bonus and stock compensation.
We began to track and accumulate expenses by major program starting on January 1, 2006. These expenses primarily relate to payroll and related expenses for personnel working on our programs, process development and manufacturing, preclinical toxicology studies, clinical trial costs and allocated costs of facilities. During the three months ended March 31, 2018 and 2017, and from January 1, 2006 through March 31, 2018, we estimate that we incurred $5.9 million, $3.9 million and $615.7 million, respectively, on our PI3K inhibitor program.
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
Because of the risks inherent in drug development, we cannot reasonably estimate or know:
•the nature, timing and estimated costs of the efforts necessary to complete the development of our programs;
•the completion dates of these programs; or

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

General and Administrative Expense
The $2.8 million decrease in general and administrative expense for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 was primarily related to a decrease in compensation of $1.5 million related to a reduction in bonus and stock compensation and a decrease of $0.7 million related to the exit of our previous facility lease effective August 31, 2017.
Interest Expense
Interest expense for the three months ended March 31, 2018 was due to the Takeda Note (see Note 8).
Interest expense for the three months ended March 31, 2017 was due to the financing obligation related to our previous facility lease that was terminated effective August 31, 2017.
Investment and Other Income
Investment and other income decreased for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 primarily as a result of decreased income from subleases at 784 Memorial Drive, which ended during the third quarter of 2017.
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
Our significant capital resources are as follows:

	March 31, 2018	December 31, 2017
	(in thousands)
Cash, cash equivalents and available-for-sale securities	$47,814	$57,609
Working capital	44,520	46,791

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Cash provided by (used in):
Operating activities	$(9,255)	$(17,175)
Investing activities	5,786	18,000
Financing activities	(563)	(108)
Cash Flows
For the three months ended March 31, 2018 compared to the three months ended March 31, 2017, our cash used in operating activities decreased primarily due to the completion of our 2016 restructuring payments in 2017. Our cash used in operating activities in future periods may vary significantly.
Net cash from investing activities for the three months ended March 31, 2018 included purchases of available-for-sale securities of $5.7 million and proceeds of $11.5 million from maturities of available-for-sale securities.
Net cash used in financing activities for the three months ended March 31, 2018 included the prepayment of the Takeda Note (see Note 8) which was partially offset by net proceeds from our at-the-market facility of $3.4 million.

At-the-Market Facility
In May 2016, we entered into an at-the-market sales agreement, or Sales Agreement, with Cantor Fitzgerald & Co., or Cantor Fitzgerald, pursuant to which we may from time to time, at our option, offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million through Cantor Fitzgerald, acting as our sales agent. Cantor Fitzgerald will be entitled to a commission of 3.0% of the aggregate gross proceeds from sales of shares of our common stock under the Sales Agreement. Sales of shares of our common stock under the Sales Agreement may be made by any method permitted by law that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made through the Nasdaq Global Select Market, on any other existing trading market for our common stock or to or through a market maker. We may also authorize Cantor Fitzgerald to sell shares in privately negotiated transactions. During the three months ended March 31, 2018, we issued 1,551,615 shares at a weighted average price per share of $2.29 under the at-the-market facility for $3.4 million in net proceeds. From April 1, 2018 through May 8, 2018, we issued an additional 2,341,164 shares at a weighted average price per share of $2.13 under the at-the-market facility for $4.8 million in net proceeds. We have no obligation to sell shares of our common stock and cannot provide any assurances that we will issue any additional shares pursuant to the Sales Agreement. We may also suspend the offering of shares of our common stock upon notice to Cantor Fitzgerald and subject to other conditions.
Operating Capital Requirements
As of March 31, 2018, we had cash and cash equivalents of $47.8 million. Excluding the potential $22.0 million contingent payment in cash or stock from Verastem, we believe that our current cash and cash equivalents will be adequate to satisfy our capital needs into the third quarter of 2019 based on our current operational plans.
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
Contractual Obligations
There have been no material changes to our contractual obligations during the three months ended March 31, 2018.
Under the Takeda Agreement, we are obligated to pay to Takeda up to $5.0 million in remaining success-based milestone payments for the development of a product candidate other than duvelisib, which could include IPI-549, and up to an aggregate of $165 million in success-based milestone payments for the approval and commercialization of a product candidate other than duvelisib, which could include IPI-549. Because the achievement of these milestones had not occurred as of March 31, 2018, such contingencies have not been recorded in our financial statements.
Under the terms of the agreement with Mundipharma and Purdue, we are obligated to pay Mundipharma and Purdue a 4% royalty in the aggregate, subject to reduction as described below, on worldwide net sales of products that were covered by the alliance until such time as Mundipharma and Purdue have recovered approximately $260 million in royalty payment from all products that were covered by the alliance, representing the funding paid for research and development services performed by us through the termination of the strategic alliance. After this cost recovery, our royalty obligations to Mundipharma and Purdue will be reduced to a 1% royalty on net sales in the United States of products that were previously subject to the strategic alliance. All payments are contingent upon the successful commercialization of products that were subject to the alliance, which products require significant further development. As such, there is significant uncertainty about whether any such products will ever be approved or commercialized. If no products are commercialized, no payments will be due by us to Mundipharma and Purdue; therefore, such contingencies have not been recorded in our financial statements.
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
A hypothetical 100 basis point increase in interest rates would result in a decrease in the fair value of our investments of less than $0.1 million as of March 31, 2018 and December 31, 2017.

Item 4.	Controls and Procedures
Our management, with the participation of our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our principal executive and financial officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors
You should carefully consider the following risk factors, in addition to other information included in this quarterly report on Form 10-Q, in evaluating Infinity and our business. If any of the following risks occur, our business, financial condition, operating results and strategic plans could be materially and adversely affected. These risk factors restate and supersede the risk factors set forth under the heading Risk Factors in our annual report on Form 10-K for the fiscal year ended December 31, 2017.
Risks Related to Our Financial Position and Need for Additional Capital
We have a history of operating losses, expect to incur significant and increasing operating losses in the future, and may never become profitable, or if we become profitable, we may not remain profitable.
We have no approved products, have generated no product revenue from sales, and have primarily incurred operating losses. As of March 31, 2018, we had an accumulated deficit of $677.0 million. We expect to continue to spend significant resources to fund IPI-549, our selective inhibitor of phosphoinositide-3-kinase, or PI3K, gamma. While we may have net income in some periods as the result of non-recurring collaboration revenue, we expect to incur substantial operating losses over the next several years as our clinical trial and drug manufacturing activities continue. In addition, if we proceed to seek and possibly obtain regulatory approval of IPI-549, we would expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution, to the extent such sales, marketing, manufacturing and distribution are not the responsibility of a future collaborator. As a result, we expect that our accumulated deficit would also increase significantly.
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
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time consuming, expensive and uncertain process that takes years to complete. We will need substantial additional funds to support our planned operations. In the absence of additional funding or business development activities, we believe that our existing cash and cash equivalents and available-for-sale securities at March 31, 2018 will be adequate to satisfy our capital needs into the third quarter of 2019 based on our current operating plans.
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
We may seek additional funding through public or private financings of equity or debt securities, but such financing may not be available on acceptable terms, if at all. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders, increased fixed payment obligations and the existence of securities with rights that may adversely affect the rights of our existing stockholders including liquidation or other preferences and anti-dilution protections. For example, under our at-the-market facility, we issued 1,551,615 shares during the three months ended March 31, 2018, and we issued an additional 2,341,164 shares from April 1, 2018 through May 8, 2018. Additionally, we issued 1,134,689 shares of common stock to Millennium Pharmaceuticals, Inc., the designated subsidiary of Takeda Pharmaceutical Company Limited, as partial repayment for the convertible promissory note, or the Takeda Note, we issued on July 26, 2017. We refer to our PI3K inhibitor program licensor, including its several subsidiaries, as Takeda.
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
Furthermore, enrolled patients may drop out of a clinical trial, which could impair the validity or statistical significance of the clinical trial. A number of factors can influence the patient discontinuation rate, including, but not limited to:

•	the inclusion of a placebo or comparator arm in a trial;

•	possible inactivity or low activity of the product candidate being tested at one or more of the dose levels being tested;

•	the occurrence of adverse side effects, whether or not related to the product candidate; and

•	the availability of numerous alternative treatment options, including clinical trials evaluating competing product candidates, that may induce patients to discontinue their participation in the trial.
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

IPI-549 is an inhibitor of the gamma isoform of PI3K, and we believe it is the only PI3K-gamma selective inhibitor in clinical development. However, there are many competitors developing or commercializing therapies targeting macrophage biology, including the following competitors, which we believe to be conducting clinical studies of product candidates targeting one or more aspects of macrophage biology: Array Biopharma, Inc., Deciphera Pharmaceuticals, Inc., Incyte Corporation (through its collaboration with Calithera Inc.), Bristol-Myers Squibb Company (through its collaboration with Five Prime Therapeutics, Inc.), Plexxikon Inc., Eli Lilly and Company, Amgen Inc., F. Hoffmann-La Roche Ltd, Janssen Research & Development, LLC, a subsidiary of Johnson & Johnson, Forty Seven Inc., Surface Oncology, Inc., Celgene Corporation, Trillium Therapeutics Inc., Pfizer Inc., XBiotech, Inc., AbbVie Inc., Takeda Pharmaceuticals International, Inc., Novartis AG, Efranat Ltd., Seattle Genetics, Inc., AstraZeneca PLC, Apexigen Inc., X4 Pharmaceuticals, Inc., Syndax Pharmaceuticals, Inc., Syntrix Biosystems, Inc., Eisai Co., Ltd., and Alligator Bioscience AB.
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
We currently have rights to certain intellectual property through the Takeda Agreement to develop IPI-549 and other product candidates that we may in the future develop under our PI3K inhibitor program. In addition, we have rights to certain intellectual property through the Takeda Agreement that we have exclusively licensed to Verastem pursuant to the Verastem Agreement. We may decide to license additional third-party technology that we deem necessary or useful for our business. However, we may be unable to acquire or in-license any compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary for IPI-549 at a reasonable cost, or at all. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us.
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
Our relationships with healthcare providers, physicians and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which, in the event of a violation, could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.
Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with healthcare providers, physicians and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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
We are subject to the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and possibly other state and national anti-bribery and anti-money laundering laws in countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, third-party intermediaries, joint venture partners and collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. We may have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. In addition, we may engage third-party intermediaries to promote our clinical research activities abroad and/or to obtain necessary permits, licenses, and other regulatory approvals. We can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize or have actual knowledge of such activities.

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
Retaining qualified scientific and business personnel is also critical to our success. Our industry has experienced a high rate of turnover of management personnel in recent years. If we lose one or more of our executive officers or other key employees, our ability to implement our business strategy successfully could be seriously harmed. This competition is particularly intense near our headquarters in Cambridge, Massachusetts. We may not be able to attract or retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. In addition, we may face additional challenges in retaining our existing senior management and key employees for our company as our business needs change.

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
We have incurred significant net losses since our inception and cannot guarantee when, if ever, we will become profitable. To the extent that we continue to generate federal and state taxable losses, unused net operating loss and tax credit carryforwards will carry forward to offset future taxable income, subject to applicable limitations on the use of those losses. Losses incurred in taxable years ending on or before December 31, 2017, are eligible to be carried forward for up to 20 years, and to be deducted in full against income for the years to which they may be carried. Losses incurred in taxable years ending after December 31, 2017, are eligible to be carried forward indefinitely, but may offset no more than 80% of the taxable income for the years to which they are carried (computed without regard to the deduction for carryovers of net operating losses). Net operating loss carryovers from periods ending on or before December 31, 2017, and tax credit carryovers from all periods, could expire unused and be unavailable to offset future income tax liabilities.
In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss and credit carryovers to reduce its tax liability for post-change periods may be limited. We may experience ownership changes as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. In addition, we have not conducted a detailed study to document whether our historical activities qualify to support the research and development credits currently claimed as a carryover. A detailed study could result in adjustment to our research and development credit carryovers. If we determine that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryovers is materially limited, or if our research and development carryforwards are adjusted, our use of those attributes to offset future income tax liabilities would be limited.
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
To our knowledge, based on the number of shares of our common stock outstanding on May 1, 2018, stockholders beneficially owning 5% or more of our common stock, as well as our executive officers, directors, and their respective affiliates, beneficially owned in the aggregate approximately 29% of our common stock. These stockholders have the ability to influence our company through this ownership position. For example, as a result of this concentration of ownership, these stockholders, if acting together, may have the ability to affect the outcome of matters submitted to our stockholders for approval, including the election and removal of directors, changes to our equity compensation plans and any merger or similar transaction. This concentration of ownership may, therefore, harm the market price of our common stock by:

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
As of March 31, 2018, we had $47.8 million in cash and cash equivalents. We historically have invested these amounts in money market funds, corporate obligations, U.S. government-sponsored enterprise obligations, U.S. Treasury securities and mortgage-backed securities meeting the criteria of our investment policy, which prioritizes the preservation of our capital. Corporate obligations may include obligations issued by corporations in countries other than the United States, including some issues that have not been guaranteed by governments and government agencies. Our investments are subject to general credit, liquidity, market and interest rate risks and instability in the global financial markets. We may realize losses in the fair value of these investments or a complete loss of these investments. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio may have a material adverse effect on our financial results and the availability of cash to fund our operations.

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
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. Filed herewith.
					X

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFINITY PHARMACEUTICALS, INC.
Date: May 8, 2018	By:	/s/ LAWRENCE E. BLOCH, M.D., J.D.
Lawrence E. Bloch, M.D., J.D.
President
(Principal Financial Officer & Principal Accounting Officer)