Form 10-Q
period 2018-06-30
INFINITY PHARMACEUTICALS, INC.
filed 2018-08-07
CIK 1113148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on August 1, 2018: 56,850,548

INFINITY PHARMACEUTICALS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2018

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$49,165	$34,607
Available-for-sale securities	—	23,002
Prepaid expenses and other current assets	1,273	777
Total current assets	50,438	58,386
Property and equipment, net	103	219
Other assets	725	748
Total assets	$51,266	$59,353
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$767	$459
Accrued expenses	4,912	5,136
Note payable (note 8)	—	6,000
Total current liabilities	5,679	11,595
Other liabilities	31	28
Total liabilities	5,710	11,623
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common Stock, $0.001 par value; 100,000,000 shares authorized; 56,833,649 and 50,761,039 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	57	51
Additional paid-in capital	729,432	715,213
Accumulated deficit	(683,933)	(667,519)
Accumulated other comprehensive loss	—	(15)
Total stockholders’ equity	45,556	47,730
Total liabilities and stockholders’ equity	$51,266	$59,353
The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$3,749	$3,901	$9,660	$7,940
General and administrative	3,386	6,205	6,992	12,642
Total operating expenses	7,135	10,106	16,652	20,582
Loss from operations	(7,135)	(10,106)	(16,652)	(20,582)
Other income (expense):
Investment and other income	172	334	331	637
Interest expense	—	(300)	(93)	(602)
Other expense (note 11)	—	(6,882)	—	(6,882)
Total other income (expense)	172	(6,848)	238	(6,847)
Net loss	$(6,963)	$(16,954)	$(16,414)	$(27,429)
Basic and diluted loss per common share	$(0.12)	$(0.34)	$(0.30)	$(0.54)
Basic and diluted weighted average number of common shares outstanding	55,966,910	50,455,832	53,936,520	50,439,682
Other comprehensive loss:
Net unrealized holding gains on available-for-sale securities arising during the period	11	—	15	3
Comprehensive loss	$(6,952)	$(16,954)	$(16,399)	$(27,426)

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2018	2017
Operating activities
Net loss	$(16,414)	$(27,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	116	1,384
Stock-based compensation, including 401(k) match	1,728	3,804
Non-cash adjustment to financing obligation	—	1,882
Other, net	176	8
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(473)	6,391
Accounts payable, accrued expenses and other liabilities	786	(12,922)
Net cash used in operating activities	(14,081)	(26,882)
Investing activities
Purchases of available-for-sale securities	(5,744)	—
Proceeds from maturities of available-for-sale securities	28,790	18,000
Net cash provided by investing activities	23,046	18,000
Financing activities
Proceeds from common stock sales facility, net of issuance costs	9,355	—
Proceeds from issuances of common stock, net	238	70
Repayment of note payable	(4,000)	—
Payments on financing obligation	—	(218)
Net cash provided by (used in) financing activities	5,593	(148)
Net increase (decrease) in cash, cash equivalents and restricted cash	14,558	(9,030)
Cash, cash equivalents and restricted cash at beginning of period	34,607	75,742
Cash, cash equivalents and restricted cash at end of period	$49,165	$66,712
Supplemental cash flow information
Cash paid for interest	$—	$602
Supplemental schedule of noncash activities
Issuance of common stock for repayment of note payable, including interest	$2,301	$—
Issuance of common stock for compensation	$493	$—
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
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018.
The information presented in the condensed consolidated financial statements and related footnotes at June 30, 2018, and for the three and six months ended June 30, 2018 and 2017, is unaudited, and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2017 have been derived from our audited financial statements. For further information, please refer to the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the U.S. Securities and Exchange Commission, or SEC, on March 15, 2018, which we refer to as our 2017 Annual Report on Form 10-K.
Liquidity
As of June 30, 2018, we had cash and cash equivalents of $49.2 million. We have primarily incurred operating losses since inception and have relied on our ability to fund our operations through collaboration and license arrangements and through the sale of stock. We expect to continue to spend significant resources to fund the development and potential commercialization of IPI-549, our sole clinical stage product candidate, an orally administered immune-oncology product candidate that selectively inhibits the enzyme phosphoinositide-3 kinase gamma, or PI3K gamma, and to incur significant operating losses for the foreseeable future.
In the absence of additional funding or business development activities, we believe that our existing cash and cash equivalents will be adequate to satisfy our forecasted operating needs through the third quarter of 2019. This projected cash runway does not assume the receipt of the future potential $22.0 million contingent payment in cash or stock from Verastem, Inc., or Verastem (see Note 8). For more information, refer to the section titled “Liquidity and Capital Resources” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
3. Significant Accounting Policies
Our significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in our 2017 Annual Report on Form 10-K, except as noted below with respect to our revenue recognition accounting policies within “Recently Adopted Accounting Pronouncements.”
Segment Information
We operate in one business segment, which focuses on drug development. We make operating decisions based upon the performance of the enterprise as a whole and utilize our consolidated financial statements for decision making.
All of our revenues since September 2006 have been generated under collaboration agreements.

Basic and Diluted Net Loss per Common Share
Basic net loss per share is based upon the weighted average number of common shares outstanding during the period, excluding restricted stock that has been issued but has not yet vested. Diluted net loss per share is based upon the weighted average number of common shares outstanding during the period plus the effect of additional weighted average common equivalent shares outstanding during the period when the effect of adding such shares is dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options and the exercise of outstanding warrants (the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method) and the vesting of restricted shares of common stock. In addition, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options. The two-class method is used for outstanding warrants as such warrants are considered to be participating securities, and this method is more dilutive than the treasury stock method. The following outstanding shares of common stock equivalents were excluded from the computation of net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	At June 30,
	2018	2017
Stock options	8,109,232	8,120,150
Warrants (excluded from treasury stock method)	1,000,000	1,000,000
Unvested restricted stock	—	663,811
New Accounting Pronouncements
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
In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting, or ASU No. 2018-07, which expands the scope of Accounting Standard Codification, or ASC, Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU No. 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the potential impact that ASU No. 2018-07 may have on our financial position and results of operations.
Recently Adopted Accounting Pronouncements
Effective January 1, 2018, we adopted FASB ASC Topic 606, Revenue from Contracts with Customers, or ASC 606. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The standard allows for two transition methods - full retrospective, in which the standard is applied to each prior reporting period presented, or modified retrospective, in which the cumulative effect of initially applying the standard is recognized at the date of initial adoption. We elected the modified retrospective approach and applied it to contracts not completed at the date of adoption. Therefore, comparative prior periods have not been adjusted. The adoption of the standard did not have a material impact on our financial position and results of operations when applied to our two out-licensing arrangements. See Note 8 for additional details on these two arrangements. We did not recognize any revenue during the three and six months ended June 30, 2018 and 2017.

The principles in the new standard are applied using a five-step model: 1) identify the customer contract; 2) identify the contract’s performance obligations; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations; and 5) recognize revenue when or as a performance obligation is satisfied. We evaluate all promised goods and services within a customer contract and determine which of those are separate performance obligations. This evaluation includes an assessment of whether the good or service is capable of being distinct and whether the good or service is separable from other promises in the contract. When a performance obligation is satisfied, we recognize as revenue the amount of the transaction price, excluding estimates of variable consideration that are constrained, that is allocated to that performance obligation. For contracts that contain variable consideration, such as milestone payments, we estimate the amount of variable consideration by using either the expected value method or the most likely amount method. In making this assessment, we evaluate factors such as the clinical, regulatory, commercial and other risks that must be overcome to achieve the milestone. We re-evaluate the probability of achievement of such milestones and any related constraint each reporting period. We will include variable consideration, without constraint, in the transaction price to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.
We will recognize royalty revenue, if any, based upon actual and estimated net sales by the licensee of licensed products in licensed territories in the period the sales occur under the sales- and usage-based royalty exception when the sole or predominate item to which the royalty relates is a license to intellectual property. We have not recognized any royalty revenue to date.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU No. 2016-01, which amends certain aspects of accounting and disclosure requirements for financial instruments, including the requirement that equity investments with readily determinable fair values be measured at fair value with any changes in fair value recognized in a company's results of operations. Equity investments that do not have readily determinable fair values may be measured at fair value or at cost minus impairment adjusted for changes in observable prices. We adopted ASU No. 2016-01 as of January 1, 2018. The adoption of ASU No. 2016-01 did not have an impact on our condensed consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, or ASU No. 2016-15, which clarifies classification of certain cash receipts and cash payments on the statement of cash flows to reduce existing diversity in practice. We adopted ASU No. 2016-15 as of January 1, 2018. The adoption of ASU No. 2016-15 did not have a material impact on our condensed consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows, Restricted Cash, or ASU No. 2016-18, which provides guidance on the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. Under the new standard, the statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents are now included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown in the statements of cash flows. We adopted ASU No. 2016-18 as of January 1, 2018 on a retrospective basis. We have no restricted cash equivalents. The cash, cash equivalents and restricted cash at the beginning and ending of each period presented in our condensed consolidated statements of cash flows for the six months ended June 30, 2018 and 2017 consisted of the following balances from our condensed consolidated balance sheets:

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	Beginning of period	End of period	Beginning of period	End of period
	(in thousands)
Cash and cash equivalents	$34,607	$49,165	$74,060	$66,197
Restricted cash	—	—	1,152	515
Restricted cash, less current portion	—	—	530	—
Cash, cash equivalents and restricted cash per statement of cash flows	$34,607	$49,165	$75,742	$66,712

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation: Scope of Modification Accounting, or ASU No. 2017-09, which clarifies when changes to the terms and conditions of a share-based payment award must be accounted for as modifications. The new guidance will result in fewer changes to the terms of an award being accounted for as modifications and reduce diversity in practice for when changes are accounted for as modifications. It does not change the accounting for modifications. We adopted ASU No. 2017-09 as of January 1, 2018, using a prospective approach to awards modified on or after the adoption date, and adoption did not have an impact on our financial statement presentation or disclosures.
In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, which allowed SEC registrants to record provisional amounts in earnings for the year ended December 31, 2017 due to the complexities involved in accounting for the enactment of the Tax Cuts and Jobs Act of 2017, or the Act. We recognized the estimated income tax effects of the Act in our consolidated financial statements and accompanying footnotes included in our 2017 Annual Report on Form 10-K in accordance with SEC Staff Accounting Bulletin No. 118. The final impact may differ from the provisional amount due to, among other things, changes in interpretations and assumptions we have made thus far and the issuance of additional regulatory or other guidance.
4. Stock-Based Compensation
Total stock-based compensation expense related to all equity awards for the three and six months ended June 30, 2018 and 2017 was composed of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Research and development	$124	$394	$259	$1,101
General and administrative	721	1,603	1,469	2,703
Total stock-based compensation expense	$845	$1,997	$1,728	$3,804
As of June 30, 2018, we had approximately $3.0 million of total unrecognized compensation cost related to unvested common stock options and awards under our Employee Stock Purchase Plan which is expected to be recognized over a weighted-average period of 1.2 years.
Restricted Stock
We did not recognize any stock compensation expense for the three and six months ended June 30, 2018 related to restricted stock. We recognized $0.3 million of stock compensation expense for the three and six months ended June 30, 2017 related to restricted stock, the vesting of which was determined to be probable as of June 30, 2017 and that vested on July 21, 2017 based on achievement of a specified performance condition.
Stock Options
During the six months ended June 30, 2018, we granted options to purchase 1,337,750 shares of our common stock at a weighted average fair value of $1.60 per share and a weighted average exercise price of $2.09 per share. During the six months ended June 30, 2017, we granted options to purchase 4,708,500 shares of our common stock at a weighted average fair value of $1.17 per share and a weighted average exercise price of $1.61 per share. For the three and six months ended June 30, 2018 and 2017, the fair values were estimated using the Black-Scholes valuation model using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Risk-free interest rate	2.8%	1.8%	2.4%	1.9%
Expected annual dividend yield	—	—	—	—
Expected stock price volatility	99.2%	90.0%	97.2%	90.0%
Expected term of options	5.4 years	5.7 years	5.6 years	5.6 years
During the six months ended June 30, 2018, options to purchase 130,000 shares of common stock were exercised, with a weighted-average exercise price of $1.46.

5. Cash, Cash Equivalents and Available-for-Sale Securities
The following is a summary of cash, cash equivalents and available-for-sale securities:

	June 30, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$49,165	$—	$—	$49,165
Total cash and cash equivalents	$49,165	$—	$—	$49,165

	December 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$34,607	$—	$—	$34,607
Available-for-sale securities:
U.S. Treasury securities due in one year or less	3,497	—	(3)	3,494
U.S. government-sponsored enterprise obligations due in one year or less	19,520	—	(12)	19,508
Total available-for-sale securities	23,017	—	(15)	23,002
Total cash, cash equivalents and available-for-sale securities	$57,624	$—	$(15)	$57,609
During the six months ended June 30, 2018, all of our available-for-sale securities matured. We had no material realized gains or losses on our available-for-sale securities for the three and six months ended June 30, 2018 and 2017. There were no other-than-temporary impairments recognized for the three and six months ended June 30, 2018 and 2017.
6. Fair Value
We use a valuation hierarchy for disclosure of the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs, which we consider the highest-level inputs, are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. The classification of a financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. For our fixed income securities, we reference pricing data supplied by our custodial agent and nationally known pricing vendors, using a variety of daily data sources, largely readily-available market data and broker/dealer quotes. We validate the prices provided by our third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our pricing services as of June 30, 2018 and December 31, 2017.

The following table sets forth the assets carried at fair value measured on a recurring basis as of June 30, 2018 and December 31, 2017:

	Level 1	Level 2
	(in thousands)
June 30, 2018
Assets:
Cash and cash equivalents	$49,165	$—
Total	$49,165	$—
December 31, 2017
Assets:
Cash and cash equivalents	$34,607	$—
U.S. Treasury securities	—	3,494
U.S. government-sponsored enterprise obligations	—	19,508
Total	$34,607	$23,002
The carrying amounts reflected in the condensed consolidated balance sheets for prepaid expenses and other current assets, other assets, accounts payable and accrued expenses approximate their fair value due to their short-term maturities.
There have been no changes to our valuation methods during the six months ended June 30, 2018. We evaluate transfers between levels at the end of each reporting period. There were no transfers of assets or liabilities between Level 1 and Level 2 during the six months ended June 30, 2018. We had no available-for-sale securities that were classified as Level 3 at any point during the six months ended June 30, 2018 or during the year ended December 31, 2017.
7. Prepaid expenses and other current assets
Prepaid expenses and other current assets consist of the following:

	June 30, 2018	December 31, 2017
	(in thousands)
Prepaid expenses	$1,132	$563
Other current assets	141	214
Total prepaid expenses and other current assets	$1,273	$777
8. Collaborations
Takeda
In July 2010, we entered into a development and license agreement with Takeda Pharmaceutical Company Limited, which we refer to as Takeda, our PI3K inhibitor program licensor, under which we obtained rights to discover, develop and commercialize pharmaceutical products targeting the gamma and/or delta isoforms of PI3K, including IPI-549 and duvelisib, an oral, dual inhibitor of PI3K delta and gamma. We refer to the amended and restated development and license agreement, as amended, as the Takeda Agreement.
The July 2017 amendment to the Takeda Agreement terminated our obligations to pay royalties to Takeda with respect to worldwide net sales of products containing or comprised of a selective inhibitor of PI3K gamma, including but not limited to IPI-549. In consideration for such termination, we concurrently executed a convertible promissory note, which we refer to as the Takeda Note, which obligated us to pay Takeda, or its designated affiliate, the principal amount of $6.0 million together with interest accruing at a rate of 8% per annum on or before July 26, 2018 in cash or in shares of our common stock, at the election of Takeda. The $6.0 million has been included in our accompanying condensed consolidated balance sheets as a current liability titled Note Payable as of December 31, 2017. For the six months ended June 30, 2018, we recorded $0.1 million of interest expense related to the Takeda Note.

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
Verastem
On October 29, 2016, we and Verastem, Inc., or Verastem, entered into a license agreement, which we and Verastem amended and restated on November 1, 2016, effective as of October 29, 2016. We refer to the amended and restated license agreement as the Verastem Agreement. Under the Verastem Agreement, we granted to Verastem an exclusive worldwide license for the research, development, commercialization, and manufacture of duvelisib and products containing duvelisib, which we refer to as Licensed Products, in each case in oncology indications. Upon entry into the Verastem Agreement, Verastem assumed financial responsibility for activities that were part of our ongoing duvelisib program, including a randomized, Phase 3 monotherapy clinical study, which we refer to as the DUO Study, in patients with relapsed or refractory chronic lymphocytic leukemia or small lymphocytic lymphoma. Following a transition period, which terminated December 31, 2016, Verastem assumed all financial and operational responsibility for the duvelisib program except for the clinical shutdown costs and certain clinical close-out activities that we agreed to retain.
We assessed this arrangement in accordance with ASC 606 and concluded that at the date of contract inception this arrangement contained two performance obligations, consisting of the license and transition activities. We satisfied the license at contract inception and transition activities over the transition period which ended in December 2016.
On September 6, 2017, Verastem notified us that the DUO Study met certain pre-specified criteria at completion triggering a $6.0 million payment under the Verastem Agreement, which we received in cash on October 13, 2017. On April 9, 2018, Verastem announced that the U.S. Food and Drug Administration, or FDA, had accepted, with priority review, Verastem’s new drug application, or NDA, for approval of duvelisib for the treatment of patients with relapsed or refractory chronic lymphocytic leukemia or small lymphocytic lymphoma and accelerated approval for the treatment of relapsed or refractory follicular lymphoma. The FDA target action date for response to the NDA is October 5, 2018. If Verastem receives approval of its NDA for duvelisib, Verastem is required to make a $22.0 million payment to us, in cash or, at Verastem’s election, in whole or in part, in shares of Verastem common stock. As of June 30, 2018, we did not recognize revenue related to the $22.0 million payment as it is a variable consideration that is constrained as it depends on regulatory approval. Variable consideration associated with regulatory approvals are generally constrained until those approvals are received as it is outside of our control. As the performance obligations were previously satisfied, the milestone would be recognized as revenue in full in the period in which the milestone is achieved.
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
On a product-by-product and country-by-country basis, subject to specified conditions, Verastem is also obligated to pay us royalties on worldwide net sales of Licensed Products under the Verastem Agreement ranging from the mid-single digits to the high-single digits, which, if received, we expect to share equally with Takeda.
In addition, Verastem is obligated to pay us a royalty of 4% on worldwide net sales of Licensed Products on a product-by-product and country-by-country basis, subject to specified conditions, to cover the reimbursement of research and development costs owed by us to Mundipharma International Corporation Limited, or Mundipharma, and Purdue Pharmaceutical Products L.P., or Purdue. We refer to these royalty obligations as the Trailing Mundipharma Royalties. Once we have fully reimbursed Mundipharma and Purdue, the Trailing Mundipharma Royalties will be reduced to 1% of net sales in the United States.

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
Under the PellePharm Agreement, PellePharm is obligated to pay us up to $11.0 million in clinical, regulatory and commercial-based milestone payments through the first commercial sale of a Hedgehog Product. PellePharm is also obligated to pay us up to $37.5 million in success-based milestone payments upon the achievement of certain annual net sales thresholds, as well as a share of certain revenue received by PellePharm in the event that PellePharm sublicenses its rights under the PellePharm Agreement and tiered royalties on annual net sales of Hedgehog Products subject to specified conditions. As of June 30, 2018, we did not recognize revenue related to the milestones as they represent variable consideration that is constrained. In making this assessment, we considered numerous factors, including the fact that achievement of the milestones is outside our control and contingent upon the future success of clinical trials, PellePharm’s actions, and the receipt of regulatory approval. As the single performance obligation was previously satisfied, all clinical, regulatory and commercial-based milestones will be recognized as revenue in full in the period in which the constraint is removed. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as these amounts have been determined to relate predominantly to the license granted to PellePharm and therefore are recognized at the later of when the performance obligation is satisfied, or the related sales occur.
Arcus
On June 25, 2018, we entered into a clinical trial collaboration agreement with Arcus Biosciences, Inc., or Arcus. Under the terms of the agreement, which we refer to as the Arcus Agreement, we and Arcus will evaluate IPI-549 in combination with AB928, Arcus’s dual adenosine receptor antagonist, and AB122, Arcus’s anti-PD-1 antibody, as well as IPI-549 in combination with AB928 and chemotherapy, in patients with triple negative breast cancer or ovarian cancer in four separate cohorts. Expenses related to the four triple-combination cohorts will be split equally between us and Arcus.
9. Accrued Expenses
Accrued expenses consist of the following:

	June 30, 2018	December 31, 2017
	(in thousands)
Accrued compensation and benefits	$1,568	$2,002
Accrued clinical and development	2,424	1,736
Other	920	1,398
Total accrued expenses	$4,912	$5,136
10. Stockholders' Equity
In May 2016, we entered into a controlled equity offering sales agreement, or Sales Agreement, with Cantor Fitzgerald & Co., or Cantor Fitzgerald, pursuant to which we may from time to time, at our option, offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million through Cantor Fitzgerald, acting as our sales agent. Cantor Fitzgerald will be entitled to a commission of 3.0% of the aggregate gross proceeds from sales of shares of our common stock under the Sales Agreement. Sales of shares of our common stock under the Sales Agreement may be made by any method permitted by law that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made through the Nasdaq Global Select Market, on any other existing trading market for our common stock or to or through a market maker. We may also authorize Cantor Fitzgerald to sell shares in privately negotiated transactions. During the six months ended June 30, 2018, we sold 4,461,893 shares of common stock at a weighted average price per share of $2.18 at-the-market pursuant to the Sales Agreement for $9.4 million in net proceeds. We have no obligation to sell shares of our common stock and cannot provide any assurances that we will issue any additional shares pursuant to the Sales Agreement. We may also suspend the offering of shares of our common stock upon notice to Cantor Fitzgerald and subject to other conditions.

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
At June 30, 2018, future minimum payments under the lease are approximately $0.3 million.
We previously leased approximately 61,000 square feet of office space in Cambridge, Massachusetts, under a lease agreement, or the Lease. We were deemed the owner of the building for accounting purposes, and we recorded the building in our property and equipment balance, although legal ownership remains with the landlord. Our balance sheet reflected a financing obligation related to the building.
In 2017, we and the landlord entered into amendments to the Lease to early terminate the Lease subject to the satisfaction of specified contingencies and a termination payment of $5.0 million. The contingencies were satisfied on June 15, 2017 and we paid the first installment of the termination payment to the landlord on June 19, 2017 of $4.5 million and the final installment on August 24, 2017 of $0.5 million. The Lease, as amended, terminated effective August 31, 2017.
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

We are conducting a Phase 1/1b clinical study designed to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics, and activity for IPI-549 — both as a monotherapy and in combination with nivolumab, also known as Opdivo® — in approximately 200 patients with advanced solid tumors. We refer to this study as MARIO-1: MAcrophage Reprogramming in Immuno-Oncology. Nivolumab is an immune checkpoint inhibitor therapy commercialized by Bristol-Myers Squibb, or BMS, that targets a receptor in the human body called programmed death receptor 1, or PD-1.
The dose-escalation portions of MARIO-1 are complete, and enrollment is ongoing in seven combination therapy expansion cohorts to evaluate patients dosed at 40 mg daily, or QD, of IPI-549 in combination with the standard regimen of nivolumab of 240 mg every two weeks. These cohorts are designed to evaluate IPI-549 in patients with specific types of cancer, including 20 to 25 patients each with non-small cell lung cancer, melanoma, and head and neck cancer whose tumors show initial resistance or initially respond to but subsequently develop resistance to immune checkpoint blockade therapy. The combination expansion component also includes a cohort of up to 29 patients with triple negative breast cancer, or TNBC, who have not been previously treated with immune checkpoint blockade therapy, a cohort of 10 patients with mesothelioma, a cohort of 10 patients with adrenocortical carcinoma and a cohort of 20 patients with high baseline blood levels of myeloid-derived suppressor cells, or MDSCs. We expect to report data from the combination expansion cohorts of the MARIO-1 trial in the second half of 2018.
On June 4, 2018, we presented clinical and translational data from the combination therapy dose-escalation portion of MARIO-1 during a poster session and poster discussion session at the American Society of Clinical Oncology Annual Meeting, or ASCO 2018, which demonstrated that IPI-549 combined with nivolumab was well tolerated at all doses tested, up to the recommended expansion dose of IPI-549 at 40 mg once daily plus nivolumab at 240 mg once every two weeks. No maximum tolerated dose was determined, and there were no treatment-related deaths. Of the 31 patients evaluable for safety as of the April 25, 2018 data cutoff date, the majority of adverse events were Grade 1 or 2, and the only treatment-related Grade 3 adverse events were uncomplicated rash (19%), increased liver enzymes AST or ALT (10%), and abdominal pain (3%). Additionally, the pharmacokinetic/pharmacodynamic profile of IPI-549 (up to 40 mg QD) was unaffected by nivolumab co-administration. Forty percent (12 of 30) of patients evaluable for efficacy demonstrated disease control with 10 patients with stable disease and two patients who achieved rapid, deep and durable partial responses, including one patient with adrenocortical cancer and one with microsatellite stable gallbladder cancer. In addition, IPI-549 reduced immune suppression and increased immune activation, as indicated by analyses of peripheral blood and paired tumor biopsies.
At ASCO 2018, we also presented updated clinical and translational data from the fully enrolled monotherapy expansion portion of MARIO-1, which demonstrated that IPI-549 as a monotherapy continued to be well tolerated at all doses studied up to the recommended dose for expansion of 60 mg QD. IPI-549 demonstrated evidence of monotherapy clinical activity, with one durable partial response in peritoneal mesothelioma, where a patient remained on study after 20 months as of the date of presentation at ASCO 2018.
On June 25, 2018, we entered into a clinical trial collaboration agreement with Arcus Biosciences, Inc., or Arcus. Under the terms of the agreement, which we refer to as the Arcus Agreement, we and Arcus will evaluate IPI-549 in combination with AB928, Arcus’s dual adenosine receptor antagonist, and AB122, Arcus’s anti-PD-1 antibody, as well as IPI-549 in combination with AB928 and chemotherapy, in patients with TNBC or ovarian cancer in four separate cohorts. As both macrophages and adenosine levels are believed to play critical roles in creating a highly immune-suppressive tumor microenvironment in TNBC and ovarian cancers, these triple-combination cohorts are designed to evaluate a potential treatment pathway for these difficult-to-treat cancers. The four triple-combination cohorts will be included in Arcus’s ongoing Phase 1/1b trials evaluating AB928 combinations, with topline data from the Arcus Agreement cohorts expected in 2019. Expenses related to the four triple-combination cohorts will be split equally between us and Arcus.
We have primarily incurred operating losses since inception and will continue to fund our operations through collaboration and license arrangements and through the sale of securities until such time as we are able to generate significant revenue from product sales. To date, substantially all of our resources have been devoted to organizing and staffing our company, conducting preclinical research and clinical development, and otherwise raising capital and business planning. We expect to continue to spend significant resources to fund the development and potential commercialization of IPI-549 and will continue to incur significant operating losses for the foreseeable future. If we are unable to raise capital or enter into a collaboration or license arrangement on terms that ensure adequate funding, on terms favorable to us, we may have to delay or discontinue the development or commercialization of IPI-549.

Since our inception, corporate alliances have been integral to our strategy. These alliances have provided access to breakthrough science, significant research and development support and funding, and innovative drug development programs, all intended to help us realize the full potential of our product pipeline. All of our revenues since September 2006 have been generated under collaborative research agreements including our corporate alliances. For a further description of our strategic alliances, see Note 8 of the notes to our unaudited condensed, consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and our prior disclosure included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the U.S. Securities and Exchange Commission on March 15, 2018, which we refer to as our 2017 Annual Report on Form 10-K.
Due to the risks and uncertainties inherent to product development and commercialization, as described in the section entitled “Risk Factors” in Part II of this Quarterly Report on Form 10-Q, we are unable to predict future expenses and future profitability. We may fail to obtain marketing approval for IPI-549 or to successfully commercialize IPI-549. If we are unable to create sustained profitability, we may be forced to reduce or terminate our operations.
Financial Overview
Revenue
To date, all our revenue has been generated under collaboration agreements. The terms of these collaboration agreements may include payment to us of upfront license fees, funding or reimbursement of research and development efforts, milestone payments if specified objectives are achieved, and/or royalties on product sales.
Effective January 1, 2018, we adopted Financial Accounting Standards Board Accounting Standard Codification Topic 606, Revenue from Contracts with Customers, or ASC 606. The standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The standard allows for two transition methods - full retrospective, in which the standard is applied to each prior reporting period presented, or modified retrospective, in which the cumulative effect of initially applying the standard is recognized at the date of initial adoption. We elected the modified retrospective approach and applied it to contracts not completed at the date of adoption. Therefore, comparative prior periods have not been adjusted. The adoption of the standard did not have a material impact on our financial position and results of operations when applied to our two out-licensing arrangements. See Note 8 of the notes to our unaudited condensed, consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional details on these two arrangements.
The principles in the new standard are applied using a five-step model: 1) identify the customer contract; 2) identify the contract’s performance obligations; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations; and 5) recognize revenue when or as a performance obligation is satisfied. We evaluate all promised goods and services within a customer contract and determine which of those are separate performance obligations. This evaluation includes an assessment of whether the good or service is capable of being distinct and whether the good or service is separable from other promises in the contract. When a performance obligation is satisfied, we recognize as revenue the amount of the transaction price, excluding estimates of variable consideration that are constrained, that is allocated to that performance obligation. For contracts that contain variable consideration, such as milestone payments, we estimate the amount of variable consideration by using either the expected value method or the most likely amount method. In making this assessment, we evaluate factors such as the clinical, regulatory, commercial and other risks that must be overcome to achieve the milestone. We re-evaluate the probability of achievement of such milestones and any related constraint each reporting period. We will include variable consideration, without constraint, in the transaction price to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.
We will recognize royalty revenue, if any, based upon actual and estimated net sales by the licensee of licensed products in licensed territories, and in the period the sales occur under the sales- and usage-based royalty exception when the sole or predominate item to which the royalty relates is a license to intellectual property. We have not recognized any royalty revenue to date.
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
There have been no material changes to our critical accounting policies, other than as noted below under “New and Recently Adopted Accounting Pronouncements,” during the six months ended June 30, 2018. Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2017 Annual Report on Form 10-K for a discussion of our critical accounting policies and significant judgments and estimates.
New and Recently Adopted Accounting Pronouncements
See Note 3 of the notes to our unaudited condensed, consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of new and recently adopted accounting pronouncements applicable to our business.

Results of Operations
The following table summarizes our results of operations for each of the three and six months ended June 30, 2018 and 2017, together with the change in these items in dollars and as a percentage:

	Three Months Ended June 30,		$ Change	% Change
	2018	2017
	(in thousands)
Research and development expense	$3,749	$3,901	$(152)	(4)%
General and administrative expense	3,386	6,205	(2,819)	(45)%
Investment and other income	172	334	(162)	(49)%
Interest expense	—	(300)	300	(100)%
Other expense	—	(6,882)	6,882	(100)%

	Six Months Ended June 30,		$ Change	% Change
	2018	2017
	(in thousands)
Research and development expense	$9,660	$7,940	$1,720	22%
General and administrative expense	6,992	12,642	(5,650)	(45)%
Investment and other income	331	637	(306)	(48)%
Interest expense	(93)	(602)	509	(85)%
Other expense	—	(6,882)	6,882	(100)%
Research and Development Expense
Research and development expense is comparable for the three months ended June 30, 2018 and June 30, 2017.
The increase in research and development expense for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 was primarily related to an increase in clinical and development expenses for IPI-549 of approximately $3.6 million which was partially offset by a decrease in compensation of approximately $1.6 million, which was primarily related to a reduction in bonus and stock compensation.
We began to track and accumulate expenses by major program starting on January 1, 2006. These expenses primarily relate to payroll and related expenses for personnel working on our programs, process development and manufacturing, preclinical toxicology studies, clinical trial costs and allocated costs of facilities. During the three and six months ended June 30, 2018, we estimate that we incurred $3.7 million and $9.7 million, respectively, on IPI-549. During the three and six months ended June 30, 2017, we estimate that we incurred $3.8 million and $7.7 million, respectively, on our PI3K inhibitor program, primarily related to IPI-549. From January 1, 2006 through June 30, 2018, we estimate that we incurred $619.4 million on our PI3K inhibitor program, including duvelisib and IPI-549.
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
General and Administrative Expense
The decrease in general and administrative expense for the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017 was primarily related to a decrease in compensation of $1.9 million and $3.4 million, respectively, related to a reduction in bonus and stock compensation and a decrease of $0.6 million and $1.3 million, respectively, related to the exit of our previous facility lease effective August 31, 2017.
Investment and Other Income
Investment and other income decreased for the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017 primarily as a result of decreased income from subleases at 784 Memorial Drive, which ended during the third quarter of 2017.
Interest Expense
Interest expense for the six months ended June 30, 2018 was due to the Takeda Note (see Note 8 of the notes to our unaudited condensed, consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). There was no interest expense for the three months ended June 30, 2018.
Interest expense for the three and six months ended June 30, 2017 was due to the financing obligation related to our previous facility lease that was terminated effective August 31, 2017.
Other Expense
Other expense for the three and six months ended June 30, 2017 represents the loss incurred to terminate the financing obligation in connection with the August 31, 2017 termination of our previous lease. This loss was composed of: (i) $1.9 million representing the difference between the estimated carrying value of the building and building improvements and the related financing obligation and deferred rent at August 31, 2017; and (ii) a $5.0 million termination payment (see Note 11 of the notes to our unaudited condensed, consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
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

Our significant capital resources are as follows:

	June 30, 2018	December 31, 2017
	(in thousands)
Cash, cash equivalents and available-for-sale securities	$49,165	$57,609
Working capital	44,759	46,791

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Cash provided by (used in):
Operating activities	$(14,081)	$(26,882)
Investing activities	23,046	18,000
Financing activities	5,593	(148)
Cash Flows
For the six months ended June 30, 2018 compared to the six months ended June 30, 2017, our cash used in operating activities decreased primarily due to the completion of our 2016 restructuring payments in 2017. Our cash used in operating activities in future periods may vary significantly.
Net cash from investing activities for the six months ended June 30, 2018 included purchases of available-for-sale securities of $5.7 million and proceeds of $28.8 million from maturities of available-for-sale securities.
Net cash provided by financing activities for the six months ended June 30, 2018 included the net proceeds from our common stock sales facility of $9.4 million which was partially offset by the prepayment of the Takeda Note (see Note 8 of the notes to our unaudited condensed, consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
Common Stock Sales Facility
In May 2016, we entered into a controlled equity offering sales agreement, or Sales Agreement, with Cantor Fitzgerald & Co., or Cantor Fitzgerald, pursuant to which we may from time to time, at our option, offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million through Cantor Fitzgerald, acting as our sales agent. Cantor Fitzgerald will be entitled to a commission of 3.0% of the aggregate gross proceeds from sales of shares of our common stock under the Sales Agreement. Sales of shares of our common stock under the Sales Agreement may be made by any method permitted by law that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made through the Nasdaq Global Select Market, on any other existing trading market for our common stock or to or through a market maker. We may also authorize Cantor Fitzgerald to sell shares in privately negotiated transactions. During the six months ended June 30, 2018, we sold 4,461,893 shares of common stock at a weighted average price per share of $2.18 at-the-market pursuant to the Sales Agreement for $9.4 million in net proceeds. We have no obligation to sell shares of our common stock and cannot provide any assurances that we will issue any additional shares pursuant to the Sales Agreement. We may also suspend the offering of shares of our common stock upon notice to Cantor Fitzgerald and subject to other conditions.
Operating Capital Requirements
As of June 30, 2018, we had cash and cash equivalents of $49.2 million. Excluding a potential $22.0 million contingent payment in cash or stock from Verastem, we believe that our current cash and cash equivalents will be adequate to satisfy our capital needs through the third quarter of 2019 based on our current operational plans.
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
Contractual Obligations
There have been no material changes to our contractual obligations during the six months ended June 30, 2018.

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
A hypothetical 100 basis point increase in interest rates would not result in a change in the fair value of our investments as of June 30, 2018 as compared to a change of less than $0.1 million as of December 31, 2017.

Item 4.	Controls and Procedures
Our management, with the participation of our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our principal executive and financial officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1A.	Risk Factors
You should carefully consider the following risk factors, in addition to other information included in this Quarterly Report on Form 10-Q, in evaluating us and our business. If any of the following risks occur, our business, financial condition, operating results and strategic plans could be materially and adversely affected. These risk factors restate and supersede the risk factors set forth under the heading Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
Risks Related to Our Financial Position and Need for Additional Capital
We have a history of operating losses, expect to incur significant and increasing operating losses in the future, and may never become profitable, or if we become profitable, we may not remain profitable.
We have no approved products, have generated no product revenue from sales, and have primarily incurred operating losses. As of June 30, 2018, we had an accumulated deficit of $683.9 million. We expect to continue to spend significant resources to fund IPI-549, our selective inhibitor of phosphoinositide-3-kinase, or PI3K, gamma. While we may have net income in some periods as the result of non-recurring collaboration revenue, we expect to incur substantial operating losses over the next several years as our clinical trial and drug manufacturing activities continue. In addition, if we proceed to seek and possibly obtain regulatory approval of IPI-549, we would expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution, to the extent such sales, marketing, manufacturing and distribution are not the responsibility of a future collaborator. As a result, we expect that our accumulated deficit would also increase significantly.
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
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time consuming, expensive and uncertain process that takes years to complete. We will need substantial additional funds to support our planned operations. In the absence of additional funding or business development activities, we believe that our existing cash and cash equivalents at June 30, 2018 will be adequate to satisfy our capital needs through the third quarter of 2019 based on our current operating plans.
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
We may seek additional funding through public or private financings of equity or debt securities, but such financing may not be available on acceptable terms, if at all. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders, increased fixed payment obligations and the existence of securities with rights that may adversely affect the rights of our existing stockholders including liquidation or other preferences and anti-dilution protections. For example, under our common stock sales facility, we sold 4,461,893 shares during the six months ended June 30, 2018. Additionally, we sold 1,134,689 shares of common stock to Millennium Pharmaceuticals, Inc., the designated subsidiary of Takeda Pharmaceutical Company Limited, as partial repayment for the convertible promissory note, or the Takeda Note, we issued on July 26, 2017. We refer to our PI3K inhibitor program licensor, including its several subsidiaries, as Takeda.
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
Our management has broad discretion in the use of our available cash and other sources of funding and could spend those resources in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could cause the price of our common stock to decline and delay the development of IPI-549 or any future product candidate. We may invest our available cash pending its use in a manner that does not produce income or that loses value.
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

Many of these factors are beyond our control, including clinical development, the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing and sales efforts of any collaborator. If we are unable to develop, receive marketing approval for and successfully commercialize IPI-549, on our own or with any collaborator, or experience delays as a result of any of these factors or otherwise, our business would be substantially harmed.
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
For example, we are evaluating IPI-549, our only product candidate, in clinical development. If MARIO-1: MAcrophage Reprogramming in Immuno-Oncology, or MARIO-1, our Phase 1/1b clinical trial of IPI-549, is successful, we will need to conduct further clinical trials and will need to apply for regulatory approval before we may market or sell any products based on IPI-549. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that IPI-549 will not obtain marketing approval. Even if IPI-549 has a beneficial effect, that effect may not be detected during clinical evaluation as a result of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials. Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of IPI-549 that is greater than the actual positive effect, if any. Similarly, in our clinical trials we may fail to detect toxicity of or intolerability caused by IPI-549 or mistakenly believe that IPI-549 is toxic or not well tolerated when that is not in fact the case.
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

•	inadequate supply, delays in distribution or deficient quality of, or inability to purchase or manufacture drug product, comparator drugs or other materials necessary to conduct our clinical trials;

•	unfavorable FDA or other foreign regulatory inspection and review of a clinical trial site, us, or a vendor of ours, or records of any clinical or preclinical investigation;

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
Immuno-oncology, or IO, is a highly competitive and rapidly changing segment of the pharmaceutical industry. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs that target various oncology diseases. We currently face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available.
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
Further, the broader field of IO is crowded with innovative therapies that may compete with IPI-549, including checkpoint inhibitor therapies such as PD-1 inhibitors nivolumab and pembrolizumab; PDL-1 inhibitors atezolizumab, avelumab, and durvalumab; and CTLA-4 inhibitors ipilimumab, and tremelimumab. Many of these checkpoint inhibitor therapies are being evaluated in combination with other non-checkpoint inhibitor IO product candidates. For example, nivolumab, which we are currently testing in combination with IPI-549, is being evaluated in multiple clinical trials in combination with non-checkpoint inhibitor candidates such as BMS-986016, an anti-LAG3 antibody; elotuzumab, a CD319 antibody; urelumab, a CD137 antibody; cabiralizumab, an anti-CSF1R antibody; and NKTR-214, an IL-2R agonist. The success of competing IO therapies may limit the number of patients available for enrollment in our clinical trials.
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
The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. There are situations in which non-compliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If we or our sublicensees fail to comply with these requirements, competitors might be able to enter the market earlier than would otherwise have been the case, which could decrease our revenue from that product.
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
If our operations are found to be in violation of any of the laws described above or any governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our financial results. As we move toward potential commercialization of IPI-549, any corporate compliance program we design would be intended to ensure that we will market and sell any future products that we successfully develop from our product candidates in compliance with all applicable laws and regulations. However, if implemented, we cannot guarantee that such program would protect us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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
Compliance with the FCPA is expensive and difficult, particularly in countries in which corruption is a recognized problem. The FCPA presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions.
We cannot ensure that our employees and third-party intermediaries will comply with such anti-corruption laws. Noncompliance with anti-corruption and anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with certain persons, the loss of export privileges, reputational harm, adverse media coverage, and other collateral consequences. If any subpoenas, investigations, or other enforcement actions are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations and financial condition could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense and compliance costs and other professional fees. In certain cases, enforcement authorities may even cause us to appoint an independent compliance monitor which can result in added costs and administrative burdens.
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
We are highly dependent on our executive leadership team. All of these individuals are employees-at-will, which means that neither we nor the employee is obligated to a fixed term of service and that the employment relationship may be terminated by either us or the employee at any time, without notice and whether or not cause or good reason exists for such termination. The loss of the services of any of these individuals might impede the achievement of our research, development and commercialization objectives. We do not maintain “key person” insurance on any of our employees.
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
Because we do not anticipate paying cash dividends, stock price appreciation, if any, will be our stockholders’ sole return on investment.
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
To our knowledge, based on the number of shares of our common stock outstanding on August 1, 2018, stockholders beneficially owning 5% or more of our common stock, as well as our executive officers, directors, and their respective affiliates, beneficially owned in the aggregate approximately 33% of our common stock. These stockholders have the ability to influence our company through this ownership position. For example, as a result of this concentration of ownership, these stockholders, if acting together, may have the ability to affect the outcome of matters submitted to our stockholders for approval, including the election and removal of directors, changes to our equity compensation plans and any merger or similar transaction. This concentration of ownership may, therefore, harm the market price of our common stock by:

•	delaying, deferring or preventing a change in control of our company;

•	impeding a merger, consolidation, takeover or other business combination involving us; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

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
As of June 30, 2018, we had $49.2 million in cash and cash equivalents. We historically have invested these amounts in money market funds, corporate obligations, U.S. government-sponsored enterprise obligations, U.S. Treasury securities and mortgage-backed securities meeting the criteria of our investment policy, which prioritizes the preservation of our capital. Corporate obligations may include obligations issued by corporations in countries other than the United States, including some issues that have not been guaranteed by governments and government agencies. Our investments are subject to general credit, liquidity, market and interest rate risks and instability in the global financial markets. We may realize losses in the fair value of these investments or a complete loss of these investments. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio may have a material adverse effect on our financial results and the availability of cash to fund our operations.
Item 5. Other Information
Amendment to Executive Severance Benefits Plan
On August 3, 2018, the Compensation Committee of our Board of Directors approved Amendment No. 1, or the Amendment, to our Executive Severance Benefits Plan, or the Plan. The Amendment replaces the original definition of an eligible participant to provide that only employees appointed by the board of directors as an “executive officer” of our company within the meaning of Rule 3b-7 under the Securities Exchange Act of 1934 would be eligible for benefits under the Plan. The Amendment did not change the benefits provided to eligible participants under the Plan, a description of which may be found in the Compensation Discussion and Analysis section of our definitive proxy statement filed with the U.S. Securities and Exchange Commission on April 25, 2018, under the heading Components of Our Compensation Program and Relationship to Performance - Severance Benefits.
The foregoing description of the terms of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, which we intend to file as an exhibit to our Quarterly Report on Form 10-Q for the period ending September 30, 2018.
Appointment of Chief Medical Officer
On August 6, 2018, Samuel Agresta, M.D., M.P.H., joined us as Senior Vice President, Chief Medical Officer. Prior to joining us, Dr. Agresta served as Vice President and Head of Clinical Development at Agios Pharmaceuticals, Inc., or Agios, where he was responsible for the development and approval of enasidineb and ivosidenib for the treatment of patients with acute myeloid leukemia that harbor isocitrate dehydrogenase, or IDH, mutations. Before joining Agios, Dr. Agresta held positions of responsibility in oncology clinical development at Merrimack Pharmaceuticals and Genentech, Inc. Prior to his indust ry experience, Dr. Agresta served on the oncology faculty at the Moffitt Cancer Center where he specialized in adolescent sarcoma care and participated in numerous industry trials.
Dr. Agresta received his medical degree, internal medicine training, and served as chief resident at Tulane University School of Medicine in New Orleans. While in medical school, he also received a Master’s in Public Health and Tropical Medicine from Tulane University School of Public Health. He completed his medical oncology fellowship at the University of South Florida and Moffitt Cancer Center Cancer where he also received a Master’s in Clinical Investigation from the University of South Florida.

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
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. Filed herewith.
					X

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFINITY PHARMACEUTICALS, INC.
Date: August 7, 2018	By:	/s/ LAWRENCE E. BLOCH, M.D., J.D.
Lawrence E. Bloch, M.D., J.D.
President
(Principal Financial Officer & Principal Accounting Officer)