Form 10-Q
period 2018-09-30
INFINITY PHARMACEUTICALS, INC.
filed 2018-11-05
CIK 1113148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on October 31, 2018: 56,866,615

INFINITY PHARMACEUTICALS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2018

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$32,216	$34,607
Available-for-sale securities	9,953	23,002
Receivable (note 8)	22,000	—
Prepaid expenses and other current assets	961	777
Total current assets	65,130	58,386
Property and equipment, net	58	219
Other assets	725	748
Total assets	$65,913	$59,353
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$491	$459
Accrued expenses	5,614	5,136
Note payable (note 8)	—	6,000
Total current liabilities	6,105	11,595
Other liabilities	36	28
Total liabilities	6,141	11,623
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common Stock, $0.001 par value; 100,000,000 shares authorized; 56,855,548 and 50,761,039 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	57	51
Additional paid-in capital	730,272	715,213
Accumulated deficit	(670,552)	(667,519)
Accumulated other comprehensive loss	(5)	(15)
Total stockholders’ equity	59,772	47,730
Total liabilities and stockholders’ equity	$65,913	$59,353
The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Collaboration revenue	$22,000	$6,000	$22,000	$6,000
Operating expenses:
Research and development	5,379	9,338	15,039	17,278
General and administrative	3,442	4,505	10,435	17,147
Total operating expenses	8,821	13,843	25,474	34,425
Income (loss) from operations	13,179	(7,843)	(3,474)	(28,425)
Other income (expense):
Investment and other income	202	1,026	534	1,663
Interest expense	—	(287)	(93)	(890)
Other expense (note 11)	—	—	—	(6,882)
Total other income (expense)	202	739	441	(6,109)
Net income (loss)	$13,381	$(7,104)	$(3,033)	$(34,534)
Earnings (loss) per common share:
Basic	$0.23	$(0.14)	$(0.06)	$(0.68)
Diluted	$0.23	$(0.14)	$(0.06)	$(0.68)
Weighted average number of common shares outstanding:
Basic	56,851,811	50,635,828	54,918,963	50,505,783
Diluted	57,638,660	50,635,828	54,918,963	50,505,783
Other comprehensive income (loss):
Net unrealized holding gains (losses) on available-for-sale securities arising during the period	(5)	(2)	10	1
Comprehensive income (loss)	$13,376	$(7,106)	$(3,023)	$(34,533)

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Operating activities
Net loss	$(3,033)	$(34,534)
Adjustments to reconcile net loss to net cash used in operating activities:
Note payable	—	6,000
Depreciation	161	1,645
Stock-based compensation, including 401(k) match	2,584	5,391
Non-cash adjustment to financing obligation	—	1,882
Gain on sale of property and equipment	—	(772)
Other, net	159	(3)
Changes in operating assets and liabilities:
Receivable	(22,000)	—
Prepaid expenses and other assets	(161)	997
Accounts payable, accrued expenses and other liabilities	1,218	(18,525)
Net cash used in operating activities	(21,072)	(37,919)
Investing activities
Purchases of property and equipment	—	(26)
Purchases of available-for-sale securities	(15,686)	(21,987)
Proceeds from maturities of available-for-sale securities	28,790	18,000
Net cash provided by (used in) investing activities	13,104	(4,013)
Financing activities
Proceeds from common stock sales facility, net of issuance costs	9,330	—
Proceeds from issuances of common stock, net	247	62
Repayment of note payable	(4,000)	—
Payments on financing obligation	—	(292)
Net cash provided by (used in) financing activities	5,577	(230)
Net decrease in cash, cash equivalents and restricted cash	(2,391)	(42,162)
Cash, cash equivalents and restricted cash at beginning of period	34,607	75,742
Cash and cash equivalents at end of period	$32,216	$33,580
Supplemental cash flow information
Cash paid for interest	$—	$802
Supplemental schedule of noncash activities
Issuance of common stock for repayment of note payable, including interest	$2,301	$—
Issuance of common stock for compensation	$493	$—
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
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018.
The information presented in the condensed consolidated financial statements and related footnotes at September 30, 2018, and for the three and nine months ended September 30, 2018 and 2017, is unaudited, and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2017 have been derived from our audited financial statements. For further information, please refer to the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the U.S. Securities and Exchange Commission, or SEC, on March 15, 2018, which we refer to as our 2017 Annual Report on Form 10-K.
Liquidity
As of September 30, 2018, we had cash, cash equivalents and available-for-sale securities of $42.2 million. We have primarily incurred operating losses since inception and have relied on our ability to fund our operations through collaboration and license arrangements and through the sale of stock. We expect to continue to spend significant resources to fund the development and potential commercialization of IPI-549, our sole clinical stage product candidate, an orally administered immuno-oncology product candidate that selectively inhibits the enzyme phosphoinositide-3 kinase gamma, or PI3K gamma, and to incur significant operating losses for the foreseeable future.
We believe that our existing cash, cash equivalents and available-for-sale securities at September 30, 2018, along with the $22.0 million earned from Verastem, Inc., or Verastem, in September 2018 as discussed further in Note 8, which we received in cash from Verastem on November 2, 2018, will be adequate to satisfy our forecasted operating needs into 2020. For more information, refer to the section titled “Liquidity and Capital Resources” in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock options	5,445,217	7,646,250	8,404,232	7,646,250
Warrants (excluded from treasury stock method)	1,000,000	1,000,000	1,000,000	1,000,000
Unvested restricted stock	—	457,822	—	457,822
Basic and diluted earnings (loss) per common share were determined as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except share and per share amounts)
Basic
Net income (loss)	$13,381	$(7,104)	$(3,033)	$(34,534)
Undistributed earnings allocated to warrants	(231)	—	—	—
Net income (loss)	$13,150	$(7,104)	$(3,033)	$(34,534)
Weighted average common shares outstanding	56,851,811	50,635,828	54,918,963	50,505,783
Basic earnings (loss) per common share	$0.23	$(0.14)	$(0.06)	$(0.68)
Diluted
Net income (loss)	$13,381	$(7,104)	$(3,033)	$(34,534)
Undistributed earnings allocated to warrants	(228)	—	—	—
Net income (loss)	$13,153	$(7,104)	$(3,033)	$(34,534)
Weighted average common shares outstanding	56,851,811	50,635,828	54,918,963	50,505,783
Effect of dilutive options	786,849	—	—	—
Weighted average common shares outstanding assuming dilution	57,638,660	50,635,828	54,918,963	50,505,783
Diluted earnings (loss) per common share	$0.23	$(0.14)	$(0.06)	$(0.68)
New Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-02, Leases, or ASU No. 2016-02, which requires lessees to recognize the assets and liabilities arising from leases on the balance sheet. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, or ASU No. 2018-10, and ASU No. 2018-11, Leases (Topic 842) Targeted Improvements, or ASU No. 2018-11. ASU No. 2018-10 provides certain amendments that affect narrow aspects of the guidance issued in ASU No. 2016-02. ASU No. 2018-11 allows all entities adopting ASU No. 2016-02 to choose an additional (and optional) transition method of adoption, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We expect to adopt ASU No. 2016-02 using the optional transition method presented in ASU No. 2018-11 and are currently evaluating the potential impact that ASU No. 2016-02 may have on our financial position and results of operations.
Recently Adopted Accounting Pronouncements
Effective January 1, 2018, we adopted FASB Accounting Standard Codification, or ASC, Topic 606, Revenue from Contracts with Customers, or ASC 606. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The standard allows for two transition methods - full retrospective, in which the standard is applied to each prior reporting period presented, or modified retrospective, in which the cumulative effect of initially applying the standard is recognized at the date of initial adoption. We elected the modified retrospective approach and applied it to contracts not completed at the date of adoption. Therefore, comparative prior periods have not been adjusted. The adoption of the standard did not have a material impact on our financial position and results of operations when applied to our two out-licensing arrangements. See Note 8 for additional details on these two arrangements.
The principles in the new standard are applied using a five-step model: 1) identify the customer contract; 2) identify the contract’s performance obligations; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations; and 5) recognize revenue when or as a performance obligation is satisfied. We evaluate all promised goods and services within a customer contract and determine which of those are separate performance obligations. This evaluation includes an assessment of whether the good or service is capable of being distinct and whether the good or service is separable from other promises in the contract. When a performance obligation is satisfied, we recognize as revenue the amount of the transaction price, excluding estimates of variable consideration that are constrained, that is allocated to that performance obligation. For contracts that contain variable consideration, such as milestone payments, we estimate the amount of variable consideration by using either the expected value method or the most likely amount method. In making this assessment, we evaluate factors such as the clinical, regulatory, commercial and other risks that must be overcome to achieve the milestone. Each reporting period we re-evaluate the probability of achievement of such milestones and any related constraints. We will include variable consideration, without constraint, in the transaction price to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.
We will recognize royalty revenue based upon net sales by the licensee of licensed products in licensed territories, and in the period the sales occur under the sales- and usage-based royalty exception when the sole or predominate item to which the royalty relates is a license to intellectual property.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU No. 2016-01, which amends certain aspects of accounting and disclosure requirements for financial instruments, including the requirement that equity investments with readily determinable fair values be measured at fair value with any changes in fair value recognized in a company’s results of operations. Equity investments that do not have readily determinable fair values may be measured at fair value or at cost minus impairment adjusted for changes in observable prices. We adopted ASU No. 2016-01 as of January 1, 2018. The adoption of ASU No. 2016-01 did not have an impact on our condensed consolidated financial statements.
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

The cash, cash equivalents and restricted cash at the beginning and end of each period presented in our condensed consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017 consisted of the following balances from our condensed consolidated balance sheets:

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Beginning of period	End of period	Beginning of period	End of period
	(in thousands)
Cash and cash equivalents	$34,607	$32,216	$74,060	$33,580
Restricted cash	—	—	1,152	—
Restricted cash, less current portion	—	—	530	—
Cash, cash equivalents and restricted cash per statement of cash flows	$34,607	$32,216	$75,742	$33,580
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
In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting, or ASU No. 2018-07, which expands the scope of Accounting Standard Codification, or ASC, Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU No. 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We adopted ASU No. 2018-07 as of July 1, 2018. The adoption of ASU No. 2018-07 did not have a material impact on our condensed consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement: Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, or ASU No. 2018-13, which eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of the FASB’s disclosure framework project. ASU No. 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We adopted ASU No. 2018-13 as of September 30, 2018. The adoption of ASU No. 2018-13 did not have a material impact on our disclosure to our condensed consolidated financial statements.
4. Stock-Based Compensation
Total stock-based compensation expense related to all equity awards for the three and nine months ended September 30, 2018 and 2017 was composed of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Research and development	$141	$290	$400	$1,391
General and administrative	715	1,297	2,184	4,000
Total stock-based compensation expense	$856	$1,587	$2,584	$5,391

As of September 30, 2018, we had approximately $2.6 million of total unrecognized compensation cost related to unvested common stock options and awards under our Employee Stock Purchase Plan which is expected to be recognized over a weighted-average period of 1.4 years.
Restricted Stock
We did not recognize any stock compensation expense for the nine months ended September 30, 2018 related to restricted stock. We recognized $0.3 million of stock compensation expense for the nine months ended September 30, 2017 related to restricted stock.
Stock Options
During the nine months ended September 30, 2018, we granted options to purchase 1,637,750 shares of our common stock at a weighted average fair value of $1.57 per share and a weighted average exercise price of $2.04 per share. During the nine months ended September 30, 2017, we granted options to purchase 4,726,500 shares of our common stock at a weighted average fair value of $1.17 per share and a weighted average exercise price of $1.61 per share. For the three and nine months ended September 30, 2018 and 2017, the fair values were estimated using the Black-Scholes valuation model using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Risk-free interest rate	2.9%	2.0%	2.5%	1.9%
Expected annual dividend yield	—	—	—	—
Expected stock price volatility	95.9%	88.6%	96.9%	90.0%
Expected term of options	6.1 years	6.3 years	5.7 years	5.6 years
During the nine months ended September 30, 2018, options to purchase 135,000 shares of common stock were exercised, with a weighted-average exercise price of $1.47.
5. Cash, Cash Equivalents and Available-for-Sale Securities
The following is a summary of cash, cash equivalents and available-for-sale securities:

	September 30, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$32,216	$—	$—	$32,216
Available-for-sale securities:
U.S. Treasury securities due in one year or less	4,979	—	(3)	4,976
U.S. government-sponsored enterprise obligations due in one year or less	4,979	—	(2)	4,977
Total available-for-sale securities	9,958	—	(5)	9,953
Total cash, cash equivalents and available-for-sale securities	$42,174	$—	$(5)	$42,169

	December 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$34,607	$—	$—	$34,607
Available-for-sale securities:
U.S. Treasury securities due in one year or less	3,497	—	(3)	3,494
U.S. government-sponsored enterprise obligations due in one year or less	19,520	—	(12)	19,508
Total available-for-sale securities	23,017	—	(15)	23,002
Total cash, cash equivalents and available-for-sale securities	$57,624	$—	$(15)	$57,609
We held two debt securities at September 30, 2018 that had been in an unrealized loss position for less than 12 months and no debt securities that had been in an unrealized loss position for 12 months or greater. The fair value of these securities was $10.0 million. There were no material unrealized losses from these securities. As of September 30, 2018, we held no securities in foreign financial institutions. We evaluated our securities for other-than-temporary impairments based on quantitative and qualitative factors. We considered the decline in market value for these securities to be primarily attributable to current economic and market conditions. It is not more likely than not that we will be required to sell these securities, and we do not intend to sell these securities before the recovery of their amortized cost basis. Based on our analysis, we do not consider these investments to be other-than-temporarily impaired as of September 30, 2018.
We had no material realized gains or losses on our available-for-sale securities for the three and nine months ended September 30, 2018 and 2017. There were no other-than-temporary impairments recognized for the three and nine months ended September 30, 2018 and 2017.
6. Fair Value
We use a valuation hierarchy for disclosure of the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs, which we consider the highest-level inputs, are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. The classification of a financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. For our fixed income securities, we reference pricing data supplied by our custodial agent and nationally known pricing vendors, using a variety of daily data sources, largely readily-available market data and broker/dealer quotes. We validate the prices provided by our third-party pricing services by reviewing their pricing methods and obtaining market values from other pricing sources. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our pricing services as of September 30, 2018 and December 31, 2017.

The following table sets forth the assets carried at fair value measured on a recurring basis as of September 30, 2018 and December 31, 2017:

	Level 1	Level 2
	(in thousands)
September 30, 2018
Assets:
Cash and cash equivalents	$32,216	$—
U.S. Treasury securities	—	4,976
U.S. government-sponsored enterprise obligations	—	4,977
Total	$32,216	$9,953
December 31, 2017
Assets:
Cash and cash equivalents	$34,607	$—
U.S. Treasury securities	—	3,494
U.S. government-sponsored enterprise obligations	—	19,508
Total	$34,607	$23,002
The carrying amounts reflected in the condensed consolidated balance sheets for prepaid expenses and other current assets, receivables, other assets, accounts payable and accrued expenses approximate their fair value due to their short-term maturities.
There have been no changes to our valuation methods during the nine months ended September 30, 2018. We had no available-for-sale securities that were classified as Level 3 at any point during the nine months ended September 30, 2018 or during the year ended December 31, 2017.
7. Prepaid expenses and other current assets
Prepaid expenses and other current assets consist of the following:

	September 30, 2018	December 31, 2017
	(in thousands)
Prepaid expenses	$818	$563
Other current assets	143	214
Total prepaid expenses and other current assets	$961	$777
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
The July 2017 amendment to the Takeda Agreement terminated our obligations to pay royalties to Takeda with respect to worldwide net sales of products containing or comprised of a selective inhibitor of PI3K gamma, including but not limited to IPI-549. In consideration for such termination, we concurrently executed a convertible promissory note, which we refer to as the Takeda Note, which obligated us to pay Takeda, or its designated affiliate, the principal amount of $6.0 million together with interest accruing at a rate of 8% per annum on or before July 26, 2018 in cash or in shares of our common stock, at the election of Takeda. The $6.0 million has been included in our accompanying condensed consolidated balance sheets as a current liability titled Note Payable as of December 31, 2017. For the nine months ended September 30, 2018, we recorded $0.1 million of interest expense related to the Takeda Note.

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
On September 6, 2017, Verastem notified us that the DUO Study met certain pre-specified criteria at completion triggering a $6.0 million payment under the Verastem Agreement, which we received in cash on October 13, 2017. On September 24, 2018, we earned a $22.0 million payment from Verastem upon approval by the U.S. Food and Drug Administration of duvelisib for the treatment of adult patients with relapsed or refractory chronic lymphocytic leukemia or small lymphocytic lymphoma after at least two prior therapies, as well as adult patients with relapsed or refractory follicular lymphoma after at least two prior systemic therapies. We received the $22.0 million payment in cash on November 2, 2018. As of September 30, 2018, we recognized revenue and a corresponding receivable related to the $22.0 million payment as it is variable consideration that became unconstrained following regulatory approval.
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

Under the PellePharm Agreement, PellePharm is obligated to pay us up to $11.0 million in clinical, regulatory and commercial-based milestone payments through the first commercial sale of a Hedgehog Product. PellePharm is also obligated to pay us up to $37.5 million in success-based milestone payments upon the achievement of certain annual net sales thresholds, as well as a share of certain revenue received by PellePharm in the event that PellePharm sublicenses its rights under the PellePharm Agreement and tiered royalties on annual net sales of Hedgehog Products subject to specified conditions. As of September 30, 2018, we did not recognize revenue related to the milestones as they represent variable consideration that is constrained. In making this assessment, we considered numerous factors, including the fact that achievement of the milestones is outside our control and contingent upon the future success of clinical trials, PellePharm’s actions, and the receipt of regulatory approval. As the single performance obligation was previously satisfied, all clinical, regulatory and commercial-based milestones will be recognized as revenue in full in the period in which the constraint is removed. Any consideration related to sales-based milestones, including royalties, will be recognized when the related sales occur as these amounts have been determined to relate predominantly to the license granted to PellePharm and therefore are recognized at the later of when the performance obligation is satisfied, or the related sales occur.
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
9. Accrued Expenses
Accrued expenses consist of the following:

	September 30, 2018	December 31, 2017
	(in thousands)
Accrued clinical and development	$2,654	$1,736
Accrued compensation and benefits	1,893	2,002
Other	1,067	1,398
Total accrued expenses	$5,614	$5,136
10. Stockholders’ Equity
In May 2016, we entered into a controlled equity offering sales agreement, or Sales Agreement, with Cantor Fitzgerald & Co., or Cantor Fitzgerald, pursuant to which we may from time to time, at our option, offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million through Cantor Fitzgerald, acting as our sales agent. Cantor Fitzgerald will be entitled to a commission of 3.0% of the aggregate gross proceeds from sales of shares of our common stock under the Sales Agreement. Sales of shares of our common stock under the Sales Agreement may be made by any method permitted by law that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made through the Nasdaq Global Select Market, on any other existing trading market for our common stock or to or through a market maker. We may also authorize Cantor Fitzgerald to sell shares in privately negotiated transactions. During the nine months ended September 30, 2018, we sold 4,461,893 shares of common stock at a weighted average price per share of $2.18 at-the-market pursuant to the Sales Agreement for $9.3 million in net proceeds. We have no obligation to sell shares of our common stock and cannot provide any assurances that we will issue any additional shares pursuant to the Sales Agreement. We may also suspend the offering of shares of our common stock upon notice to Cantor Fitzgerald and subject to other conditions.
11. Commitments and Contingencies
We currently sublease 6,091 square feet of office space at 784 Memorial Drive, Cambridge, Massachusetts. The term of the lease commenced on September 1, 2017 and will expire on August 31, 2019. From September 1, 2017 through August 31, 2018, the base rent of the lease was $19,796 per month. From September 1, 2018 until the expiration date, the base rent of the lease is $20,303 per month. In addition to the base rent, we are also responsible for our share of the operating expenses, utility costs and real estate taxes, in accordance with the terms of the lease.

At September 30, 2018, future minimum payments under the lease are approximately $0.2 million.
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
In 2017, we and the landlord entered into amendments to the Lease to early terminate the Lease subject to the satisfaction of specified contingencies and a termination payment of $5.0 million. The contingencies were satisfied on June 15, 2017, and we paid the first installment of the termination payment to the landlord on June 19, 2017 of $4.5 million and the final installment on August 24, 2017 of $0.5 million. The Lease, as amended, terminated effective August 31, 2017.
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
The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. Some of the information contained in this discussion and analysis and set forth elsewhere in this report, including information with respect to our plans and strategy for our business, the possible achievement of development goals and milestones, our future development efforts, our collaborations, and our future operating results and financial position, includes forward-looking statements that involve risks and uncertainties. We often use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “seek,” “target,” “goal,” “potential,” “will,” “would,” “could,” “should,” “continue,” and other words and terms of similar meaning to help identify forward-looking statements, although not all forward-looking statements contain these identifying words. You can also identify these forward-looking statements by the fact that they do not relate strictly to historical or current facts. There are a number of important risks and uncertainties that could cause actual results or events to differ materially from those indicated by forward-looking statements made herein. These risks and uncertainties include those inherent in pharmaceutical research and development, such as adverse results in our drug discovery and clinical development activities, decisions made by the U.S. Food and Drug Administration, or FDA, and other regulatory authorities with respect to the development and commercialization of our product candidates, our ability to obtain, maintain and enforce intellectual property rights for our product candidates, our dependence on our alliance partners, competition, our ability to obtain any necessary financing to conduct our planned activities, our ability to implement our strategic plans, our ability to achieve cost-savings benefits from our restructuring and other risk factors described herein. We have included, and you should review, important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the section titled “Risk Factors” in Part II, that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this report. Unless required by law, we do not undertake any obligation to update any forward-looking statements.
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

On November 2, 2018, we and Bristol Myers Squibb, or BMS, entered into a clinical trial supply agreement to evaluate IPI-549 in combination with nivolumab, also known as Opdivo®, in patients with advanced urothelial cancer. Nivolumab is an immune checkpoint inhibitor therapy commercialized by BMS that targets a receptor in the human body called programmed death receptor 1, or PD-1. Under this agreement, we will operationalize MARIO-275: MAcrophage Reprogramming in Immuno-Oncology, a global, randomized Phase 2 study designed to evaluate the effect of adding IPI-549 to nivolumab in checkpoint-naïve advanced urothelial cancer patients who have progressed or recurred following treatment with platinum-based chemotherapy, and BMS has agreed to supply nivolumab for the study. Approximately 150 patients will be randomized between combination therapy and nivolumab monotherapy. The primary endpoint of the trial will be overall response rate, which will be assessed in the overall population as well as in subsets of patients with different baseline levels of myeloid derived suppressor cells, or MDSCs. In exploratory analyses of data from a BMS clinical study evaluating nivolumab monotherapy in patients with urothelial cancer, referred to as CheckMate-275, high levels of MDSCs were associated with shorter overall survival in patients treated with nivolumab. In our ongoing Phase 1/1b clinical study, MARIO-1, MDSCs were reduced in the majority of patients treated with IPI-549 monotherapy.
MARIO-1 is designed to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics, and activity for IPI-549 both as a monotherapy and in combination with nivolumab in approximately 200 patients with advanced solid tumors. The dose-escalation portions of MARIO-1 are complete, and enrollment is ongoing in seven combination therapy expansion cohorts to evaluate patients dosed at 40 mg daily, or QD, of IPI-549 in combination with the standard regimen of nivolumab. These cohorts are designed to evaluate IPI-549 in patients with specific types of cancer, including patients with non-small cell lung cancer, melanoma, or head and neck cancer whose tumors show initial resistance or initially respond to but subsequently develop resistance to immune checkpoint blockade therapy. The combination expansion component also includes a cohort of patients with triple negative breast cancer, or TNBC, who have not been previously treated with immune checkpoint blockade therapy, a cohort of patients with mesothelioma, a cohort of patients with adrenocortical carcinoma and a cohort of patients with high baseline blood levels of MDSCs. We expect to report data from the combination expansion component of the MARIO-1 trial in a late-breaking poster presentation at the 33rd Annual Meeting of the Society for Immunotherapy of Cancer on November 10, 2018.
On June 4, 2018, we presented clinical and translational data from the combination therapy dose-escalation portion of MARIO-1 during a poster session and poster discussion session at the American Society of Clinical Oncology Annual Meeting, or ASCO 2018, which demonstrated that IPI-549 combined with nivolumab was well tolerated at all doses tested, up to the recommended expansion dose of IPI-549 at 40 mg once daily plus nivolumab at 240 mg once every two weeks. No maximum tolerated dose was determined, and there were no treatment-related deaths. Of the 31 patients evaluable for safety as of the April 25, 2018 data cutoff date, the majority of adverse events were Grade 1 or 2, and the only treatment-related Grade 3 adverse events were uncomplicated rash (19%), increased liver enzymes AST or ALT (10%), and abdominal pain (3%). Additionally, the pharmacokinetic/pharmacodynamic profile of IPI-549 (up to 40 mg QD) was unaffected by nivolumab co-administration. Forty percent (12 of 30) of patients evaluable for efficacy demonstrated disease control with 10 patients with stable disease and two patients who achieved rapid, deep and durable partial responses, including one patient with adrenocortical cancer and one with microsatellite stable gallbladder cancer. In addition, IPI-549 in combination with nivolumab reduced immune suppression and increased immune activation, as indicated by analyses of peripheral blood.
At ASCO 2018, we also presented updated clinical and translational data from the fully enrolled monotherapy expansion portion of MARIO-1, which demonstrated that IPI-549 as a monotherapy continued to be well tolerated at all doses studied up to the recommended dose for expansion of 60 mg QD. IPI-549 demonstrated evidence of monotherapy clinical activity, with one durable partial response in peritoneal mesothelioma, where a patient remained on study after 20 months as of the ASCO 2018 data cutoff date of April 25, 2018. Further, IPI-549 monotherapy reduced immune suppression and increased immune activation, as indicated by analyses of peripheral blood and paired tumor biopsies.
On June 25, 2018, we entered into a clinical trial collaboration agreement with Arcus Biosciences, Inc., or Arcus. Under the terms of the agreement, which we refer to as the Arcus Agreement, we and Arcus will evaluate IPI-549 in combination with AB928, Arcus’s dual adenosine receptor antagonist, and AB122, Arcus’s anti-PD-1 antibody, as well as IPI-549 in combination with AB928 and chemotherapy, in patients with TNBC or ovarian cancer in four separate cohorts. As both macrophages and adenosine levels are believed to play critical roles in creating an immune-suppressive tumor microenvironment in TNBC and ovarian cancers, these triple-combination cohorts are designed to evaluate a potential treatment pathway for these difficult-to-treat cancers. The four triple-combination cohorts will be included in Arcus’s ongoing Phase 1/1b trials evaluating AB928 combinations, with topline data from the Arcus Agreement cohorts expected in 2019. Expenses related to the four triple-combination cohorts will be split equally between us and Arcus.

On November 2, 2018, we received a $22.0 million cash payment from Verastem, Inc., or Verastem, paid pursuant to the Amended and Restated License Agreement effective October 29, 2016 between us and Verastem, which we refer to as the Verastem Agreement. The payment was earned upon the approval by the FDA on September 24, 2018 of duvelisib, the PI3K-delta,gamma inhibitor we licensed to Verastem under the Verastem Agreement, for the treatment of adult patients with relapsed or refractory chronic lymphocytic leukemia or small lymphocytic lymphoma after at least two prior therapies, as well as adult patients with relapsed or refractory follicular lymphoma after at least two prior systemic therapies. Verastem is obligated to pay us royalties on worldwide net sales of products containing duvelisib ranging from the mid-single digits to the high-single digits, which we expect to share equally with our PI3K licensor Takeda Pharmaceutical Company Limited, or Takeda.
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
Since our inception, corporate alliances have been integral to our strategy. These alliances have provided access to breakthrough science, significant research and development support and funding, and innovative drug development programs, all intended to help us realize the full potential of our product pipeline. All of our revenues since September 2006 have been generated under collaborative research agreements including our corporate alliances. For a further description of our strategic alliances, see Note 8 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and our prior disclosure included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the U.S. Securities and Exchange Commission, or SEC, on March 15, 2018, which we refer to as our 2017 Annual Report on Form 10-K.
Due to the risks and uncertainties inherent in pharmaceutical product development and commercialization, as described in the section entitled “Risk Factors” in Part II of this Quarterly Report on Form 10-Q, we are unable to predict future expenses and future profitability. We may fail to obtain marketing approval for IPI-549 or to successfully commercialize IPI-549. If we are unable to create sustained profitability, we may be forced to reduce or terminate our operations.
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

The principles in the new standard are applied using a five-step model: 1) identify the customer contract; 2) identify the contract’s performance obligations; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations; and 5) recognize revenue when or as a performance obligation is satisfied. We evaluate all promised goods and services within a customer contract and determine which of those are separate performance obligations. This evaluation includes an assessment of whether the good or service is capable of being distinct and whether the good or service is separable from other promises in the contract. When a performance obligation is satisfied, we recognize as revenue the amount of the transaction price, excluding estimates of variable consideration that are constrained, that is allocated to that performance obligation. For contracts that contain variable consideration, such as milestone payments, we estimate the amount of variable consideration by using either the expected value method or the most likely amount method. In making this assessment, we evaluate factors such as the clinical, regulatory, commercial and other risks that must be overcome to achieve the milestone. Each reporting period we re-evaluate the probability of achievement of such milestones and any related constraints. We will include variable consideration, without constraint, in the transaction price to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.
We will recognize royalty revenue based upon net sales by the licensee of licensed products in licensed territories, and in the period the sales occur under the sales- and usage-based royalty exception when the sole or predominate item to which the royalty relates is a license to intellectual property.
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
There have been no material changes to our critical accounting policies, other than as noted below under “New and Recently Adopted Accounting Pronouncements,” during the nine months ended September 30, 2018. Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2017 Annual Report on Form 10-K for a discussion of our critical accounting policies and significant judgments and estimates.
New and Recently Adopted Accounting Pronouncements
See Note 3 of the notes to our unaudited condensed, consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of new and recently adopted accounting pronouncements applicable to our business.
Results of Operations
The following table summarizes our results of operations for each of the three and nine months ended September 30, 2018 and 2017, together with the change in these items in dollars and as a percentage:

	Three Months Ended September 30,		$ Change	% Change
	2018	2017
	(in thousands)
Collaboration revenue	$22,000	$6,000	$16,000	267%
Research and development expense	5,379	9,338	(3,959)	(42)%
General and administrative expense	3,442	4,505	(1,063)	(24)%
Investment and other income	202	1,026	(824)	(80)%
Interest expense	—	(287)	287	(100)%

	Nine Months Ended September 30,		$ Change	% Change
	2018	2017
	(in thousands)
Collaboration revenue	$22,000	$6,000	$16,000	267%
Research and development expense	15,039	17,278	(2,239)	(13)%
General and administrative expense	10,435	17,147	(6,712)	(39)%
Investment and other income	534	1,663	(1,129)	(68)%
Interest expense	(93)	(890)	797	(90)%
Other expense	—	(6,882)	6,882	(100)%
Collaboration Revenue
Collaboration revenue for the three and nine months ended September 30, 2018 and 2017 relates to the following payments earned under the Verastem Agreement: (i) $6.0 million upon notification on September 6, 2017 that the DUO Study, a randomized, Phase 3 monotherapy clinical study, met certain pre-specified criteria upon its completion, and (ii) $22.0 million earned on September 24, 2018 upon approval by the FDA of duvelisib for the treatment of adult patients with relapsed or refractory chronic lymphocytic leukemia or small lymphocytic lymphoma after at least two prior therapies, as well as adult patients with relapsed or refractory follicular lymphoma after at least two prior systemic therapies.

Research and Development Expense
Research and development expense for the three and nine months ended September 30, 2018 decreased as compared to the three and nine months ended September 30, 2017 primarily due to the execution of the $6.0 million Takeda Note in July 2017 (see Note 8 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). Compensation expense for the nine months ended September 30, 2018 decreased by $0.8 million compared to the nine months ended September 30, 2017 primarily related to stock compensation. This decrease was offset by an increase in clinical and development expenses for IPI-549 of $1.7 million and $5.2 million for the three and nine months ended September 30, 2018, respectively, as compared to the three and nine months ended September 30, 2017.
We began to track and accumulate expenses by major program starting on January 1, 2006. These expenses primarily relate to payroll and related expenses for personnel working on our programs, process development and manufacturing, preclinical toxicology studies, clinical trial costs and allocated costs of facilities. During the three and nine months ended September 30, 2018, we estimate that we incurred $5.4 million and $15.0 million, respectively, on IPI-549. During the three and nine months ended September 30, 2017, we estimate that we incurred $9.5 million and $17.2 million, respectively, on our PI3K inhibitor program, primarily related to IPI-549. From January 1, 2006 through September 30, 2018, we estimate that we incurred $624.8 million on our PI3K inhibitor program, including duvelisib and IPI-549.
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
General and Administrative Expense
The decrease in general and administrative expense for the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017 was primarily related to a decrease in compensation of $0.7 million and $4.2 million, respectively, related to a reduction in bonus and stock compensation and a decrease of $0.3 million and $1.7 million, respectively, related to the exit of our previous facility lease effective August 31, 2017.
Investment and Other Income
Investment and other income decreased for the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017 primarily as a result of a gain on the sale of personal property, fixtures and equipment during the third quarter of 2017.

Interest Expense
Interest expense for the nine months ended September 30, 2018 was due to the Takeda Note (see Note 8 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). There was no interest expense for the three months ended September 30, 2018.
Interest expense for the three and nine months ended September 30, 2017 was primarily due to the financing obligation related to our previous facility lease that was terminated effective August 31, 2017.
Other Expense
Other expense for the nine months ended September 30, 2017 represents the loss incurred to terminate the financing obligation in connection with the August 31, 2017 termination of our previous lease. This loss was composed of: (i) $1.9 million representing the difference between the estimated carrying value of the building and building improvements and the related financing obligation and deferred rent at August 31, 2017; and (ii) a $5.0 million termination payment (see Note 11 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
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
Our significant capital resources are as follows:

	September 30, 2018	December 31, 2017
	(in thousands)
Cash, cash equivalents and available-for-sale securities	$42,169	$57,609
Working capital	59,025	46,791

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Cash provided by (used in):
Operating activities	$(21,072)	$(37,919)
Investing activities	13,104	(4,013)
Financing activities	5,577	(230)
Cash Flows
For the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, our cash used in operating activities decreased primarily due to the completion of our 2016 restructuring payments in 2017. Our cash used in operating activities in future periods may vary significantly.
Net cash from investing activities for the nine months ended September 30, 2018 included purchases of available-for-sale securities of $15.7 million and proceeds of $28.8 million from maturities of available-for-sale securities.
Net cash provided by financing activities for the nine months ended September 30, 2018 included the net proceeds from our common stock sales facility of $9.3 million which was partially offset by the prepayment of the Takeda Note (see Note 8 of the notes to our unaudited condensed, consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).

Common Stock Sales Facility
In May 2016, we entered into a controlled equity offering sales agreement, or Sales Agreement, with Cantor Fitzgerald & Co., or Cantor Fitzgerald, pursuant to which we may from time to time, at our option, offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million through Cantor Fitzgerald, acting as our sales agent. Cantor Fitzgerald will be entitled to a commission of 3.0% of the aggregate gross proceeds from sales of shares of our common stock under the Sales Agreement. Sales of shares of our common stock under the Sales Agreement may be made by any method permitted by law that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made through the Nasdaq Global Select Market, on any other existing trading market for our common stock or to or through a market maker. We may also authorize Cantor Fitzgerald to sell shares in privately negotiated transactions. During the nine months ended September 30, 2018, we sold 4,461,893 shares of common stock at a weighted average price per share of $2.18 at-the-market pursuant to the Sales Agreement for $9.3 million in net proceeds. We have no obligation to sell shares of our common stock and cannot provide any assurances that we will issue any additional shares pursuant to the Sales Agreement. We may also suspend the offering of shares of our common stock upon notice to Cantor Fitzgerald and subject to other conditions.
Operating Capital Requirements
As of September 30, 2018, we had cash, cash equivalents and available-for-sale securities of $42.2 million. We believe that our existing cash, cash equivalents and available-for-sale securities at September 30, 2018, along with the $22.0 million earned from Verastem in September 2018 as discussed in Note 8 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, will be adequate to satisfy our capital needs into 2020 based on our current operational plans.
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
Contractual Obligations
There have been no material changes to our contractual obligations during the nine months ended September 30, 2018.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 4.	Controls and Procedures
Our management, with the participation of our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our principal executive and financial officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have no approved products, have generated no product revenue from sales, and have primarily incurred operating losses. As of September 30, 2018, we had an accumulated deficit of $670.6 million. We expect to continue to spend significant resources to fund IPI-549, our selective inhibitor of phosphoinositide-3-kinase, or PI3K-gamma. While we may have net income in some periods as the result of non-recurring collaboration revenue or revenue from royalties owed to us under the Verastem Agreement, we expect to incur substantial operating losses over the next several years as our clinical trial and drug manufacturing activities continue. (For more about Verastem, Inc., or Verastem, and the Verastem Agreement, see Note 8 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.) In addition, if we proceed to seek and possibly obtain regulatory approval of IPI-549, we would expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution, to the extent such sales, marketing, manufacturing and distribution are not the responsibility of a future collaborator. As a result, we expect that our accumulated deficit would also increase significantly.
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
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time consuming, expensive and uncertain process that takes years to complete. We will need substantial additional funds to support our planned operations. In the absence of additional funding or business development activities, we believe that our existing cash, cash equivalents and available-for-sale securities at September 30, 2018 along with the $22.0 million earned from Verastem will be adequate to satisfy our capital needs into 2020 based on our current operating plans.
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
We may seek additional funding through public or private financings of equity or debt securities, but such financing may not be available on acceptable terms, if at all. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders, increased fixed payment obligations and the existence of securities with rights that may adversely affect the rights of our existing stockholders including liquidation or other preferences and anti-dilution protections. For example, under our common stock sales facility, we sold 4,461,893 shares during the nine months ended September 30, 2018. Additionally, we sold 1,134,689 shares of common stock to Millennium Pharmaceuticals, Inc., the designated subsidiary of Takeda Pharmaceutical Company Limited, as partial repayment for the convertible promissory note, or the Takeda Note, we issued on July 26, 2017. We refer to our PI3K inhibitor program licensor, including its several subsidiaries, as Takeda.
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
For example, we are evaluating IPI-549, our only product candidate, in clinical development. If our current clinical trials are successful, we will need to conduct further clinical trials and will need to apply for regulatory approval before we may market or sell any products based on IPI-549. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that IPI-549 will not obtain marketing approval. Even if IPI-549 has a beneficial effect, that effect may not be detected during clinical evaluation as a result of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials. Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of IPI-549 that is greater than the actual positive effect, if any. Similarly, in our clinical trials we may fail to detect toxicity of or intolerability caused by IPI-549 or mistakenly believe that IPI-549 is toxic or not well tolerated when that is not in fact the case.

We may conduct clinical trials for IPI-549 or future product candidates at sites outside the United States. The FDA may not accept data from trials conducted in such locations and the conduct of trials outside the United States could subject us to additional delays and expense.
In the future we may conduct one or more of our clinical trials with one or more trial sites that are located outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with good clinical practices. The FDA must be able to validate the data from the trial through an onsite inspection if necessary. The trial population must also have a similar profile to the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful, except to the extent the disease being studied does not typically occur in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. There can be no assurance that the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of IPI-549 or any future product candidates.
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
Even if a product candidate receives marketing approval in the future, we or others may later discover that the product is less effective than previously believed or causes undesirable side effects that were not previously identified, which could compromise our ability, or that of any future collaborator, to market such product candidate.
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

IPI-549 is an inhibitor of the gamma isoform of PI3K, and we believe it is the only PI3K-gamma selective inhibitor in clinical development. However, there are many competitors developing or commercializing therapies targeting macrophage biology, including the following competitors, which we believe to be conducting clinical studies of product candidates targeting one or more aspects of macrophage biology: Array Biopharma, Inc., Deciphera Pharmaceuticals, Inc., Incyte Corporation (through its collaboration with Calithera Inc.), Bristol-Myers Squibb Company (through its collaboration with Five Prime Therapeutics, Inc.), Plexxikon Inc., Eli Lilly and Company, Amgen Inc., F. Hoffmann-La Roche Ltd, Janssen Research & Development, LLC, a subsidiary of Johnson & Johnson, Forty Seven Inc., Surface Oncology, Inc., Celgene Corporation, Trillium Therapeutics Inc., Pfizer Inc., XBiotech, Inc., AbbVie Inc., Takeda Pharmaceuticals International, Inc., Novartis AG, Efranat Ltd., Seattle Genetics, Inc., AstraZeneca PLC, Apexigen Inc., X4 Pharmaceuticals, Inc., Syndax Pharmaceuticals, Inc., Syntrix Biosystems, Inc., Eisai Co., Ltd., Vaccinex, Inc., and Alligator Bioscience AB.
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
Product liability lawsuits against us or any licensees could cause us or our licensees to incur substantial liabilities and could limit commercialization of any products that we or they may develop.
We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials, such as IPI-549, and we and any licensees will face an even greater risk as we or they commercially sell any products that we or they may develop, such as duvelisib. If we or our licensees cannot successfully defend ourselves or themselves against claims that our product candidates or products caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any product candidates or medicines that we may develop;

•	injury to our reputation and significant negative media attention;

•	withdrawal of clinical trial participants;

•	significant costs to defend the related litigation;

•	substantial monetary awards to trial participants or patients;

•	loss of revenue;

•	reduced resources of our management to pursue our business strategy; and

•	the inability to commercialize any medicines that we may develop.
Although we maintain product liability insurance coverage, it may not be adequate to cover all liabilities that we may incur. We anticipate that we will need to increase our insurance coverage as we advance or expand our clinical trials and if we successfully commercialize any products. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. In addition, if one of our licensees were to become subject to product liability claims or were unable to successfully defend themselves against such claims, any such licensee could be more likely to terminate such relationship with us and therefore substantially limit the commercial potential of our products.
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
It is possible that defects of form in the preparation or filing of our patents or patent applications may exist, or may arise in the future, for example with respect to proper priority claims, inventorship, claim scope or patent term adjustments. If we or our partners, collaborators, licensees, or licensors, whether current or future, fail to establish, maintain or protect such patents and other intellectual property rights, such rights may be reduced or eliminated. If our partners, collaborators, licensees or licensors are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised. If there are material defects in the form, preparation, prosecution, or enforcement of our patents or patent applications, such patents may be invalid and/or unenforceable, and such applications may never result in valid, enforceable patents. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business. As a result, our ownership of key intellectual property could be compromised.
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
Claims by third parties of intellectual property infringement are costly and distracting, and could deprive us of valuable rights we need to develop or commercialize IPI-549 and any product candidate that we might develop in the future or impact the commercialization of duvelisib and the royalties owed to us under the Verastem Agreement.

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
While we are not currently aware of any litigation or third-party claims of intellectual property infringement related to IPI-549 or duvelisib, the biopharmaceutical industry is characterized by extensive litigation regarding patents and other intellectual property rights. Other parties may obtain patents and claim that the use of our or Verastem’s technologies infringes these patents or that we or Verastem are employing their proprietary technology without authorization. We or Verastem could incur substantial costs and diversion of management and technical personnel in defending against any claims that the manufacture and sale of our potential products or use of our or Verastem’s technologies infringes any patents, or defending against any claim that we or Verastem are employing any proprietary technology without authorization. The outcome of patent litigation is subject to uncertainties that cannot be adequately quantified in advance, including the demeanor and credibility of witnesses and the identity of the adverse party, especially in pharmaceutical patent cases that may turn on the testimony of experts as to technical facts upon which experts may reasonably disagree. In the event of a successful claim of infringement against us, we or Verastem may be required to:

•	pay substantial damages;

•	stop developing, manufacturing and/or commercializing IPI-549 or duvelisib (as applicable);

•	develop non-infringing product candidates, technologies and methods; and

•	obtain one or more licenses from other parties, which could result in our or Verastem paying substantial royalties or the granting of cross-licenses to our or Verastem’s technologies.
If any of the foregoing were to occur, we may be unable to commercialize IPI-549, or we may elect to cease certain of our business operations, either of which could severely harm our business. Similarly, Verastem may be unable to commercialize duvelisib, therefore reducing or eliminating the royalties owed to us under the Verastem Agreement.
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
In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss and credit carryovers to reduce its tax liability for post-change periods may be limited. We may experience ownership changes as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. In addition, we have not conducted a detailed study to document whether our historical activities qualify to support the research and development credits currently claimed as a carryover. A detailed study could result in adjustment to our research and development credit carryovers. If we determine that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryovers is materially limited, or if our research and development carryforwards are adjusted, our use of those attributes to offset future income tax liabilities would be limited.
The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.
On December 22, 2017, President Trump signed into law new legislation that significantly revised the Internal Revenue Code. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain how various states will respond to the newly enacted federal tax law. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.
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
To our knowledge, based on the number of shares of our common stock outstanding on October 31, 2018, stockholders beneficially owning 5% or more of our common stock, as well as our executive officers, directors, and their respective affiliates, beneficially owned in the aggregate approximately 33% of our common stock. These stockholders have the ability to influence our company through this ownership position. For example, as a result of this concentration of ownership, these stockholders, if acting together, may have the ability to affect the outcome of matters submitted to our stockholders for approval, including the election and removal of directors, changes to our equity compensation plans and any merger or similar transaction. This concentration of ownership may, therefore, harm the market price of our common stock by:

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
As of September 30, 2018, we had $42.2 million in cash, cash equivalents and available-for-sale securities. We historically have invested these amounts in money market funds, corporate obligations, U.S. government-sponsored enterprise obligations, U.S. Treasury securities and mortgage-backed securities meeting the criteria of our investment policy, which prioritizes the preservation of our capital. Corporate obligations may include obligations issued by corporations in countries other than the United States, including some issues that have not been guaranteed by governments and government agencies. Our investments are subject to general credit, liquidity, market and interest rate risks and instability in the global financial markets. We may realize losses in the fair value of these investments or a complete loss of these investments. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio may have a material adverse effect on our financial results and the availability of cash to fund our operations.

Item 6.	Exhibits

	Description	Incorporated by Reference
Exhibit No.		Form	SEC Filing date	Exhibit Number	Filed with this 10-Q
3.1	Restated Certificate of Incorporation of the Registrant.	10-Q	8/9/2007	3.1
3.2	Amended and Restated Bylaws of the Registrant.	8-K	3/17/2009	3.1
4.1	Form of Common Stock Certificate.	10-K	3/14/2008	4.1
10.1*	Offer Letter between the Registrant and Samuel Agresta, M.D., dated July 19, 2018.				X
10.2*	Amendment No. 1, dated August 3, 2018, to Infinity Pharmaceuticals, Inc. Executive Severance Benefits Plan.				X
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements. Filed herewith.
X
* Indicates management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFINITY PHARMACEUTICALS, INC.
Date: November 5, 2018	By:	/s/ LAWRENCE E. BLOCH, M.D., J.D.
Lawrence E. Bloch, M.D., J.D.
President
(Principal Financial Officer & Principal Accounting Officer)