Form 10-K
period 2018-12-31
INFINITY PHARMACEUTICALS, INC.
filed 2019-03-14
CIK 1113148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting Common Stock held by non-affiliates of the registrant as of June 29, 2018 was $105,426,361 based on the last reported sale price of the registrant’s Common Stock on the Nasdaq Global Select Market on that date.
Number of shares outstanding of the registrant’s Common Stock as of March 8, 2019: 56,925,528
Documents incorporated by reference:
Portions of our definitive proxy statement to be filed with the Securities and Exchange Commission no later than April 30, 2019 in connection with our 2019 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Forward-Looking Information
The following discussion of our financial condition and results of operations contained in this Annual Report on Form 10-K should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. Some of the information contained in this discussion and analysis and set forth elsewhere in this report, including information with respect to our plans and strategies for our business, the possible achievement of clinical development goals and milestones in 2019 and beyond, our future development efforts, our collaborations, and our future operating results and financial position, includes forward-looking statements that involve risks and uncertainties. We often use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and other words and terms of similar meaning to help identify forward-looking statements, although not all forward-looking statements contain these identifying words. You also can identify these forward-looking statements by the fact that they do not relate strictly to historical or current facts. There are a number of important risks and uncertainties that could cause actual results or events to differ materially from those indicated by forward-looking statements made herein. These risks and uncertainties include those inherent in pharmaceutical research and development, such as adverse results in our drug development activities, decisions made by the U.S. Food and Drug Administration, or FDA, and other regulatory authorities with respect to the development and commercialization of our product candidates, our ability to obtain, maintain and enforce intellectual property rights for our product candidates, our dependence on our alliance partners, competition, our ability to obtain any necessary financing to conduct our planned activities and other risk factors described herein. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly in Part I, Item 1A, Risk Factors, that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Unless required by law, we do not undertake any obligation to update any forward-looking statements.
PART I
Item 1. Business
Overview
We are an innovative biopharmaceutical company dedicated to developing novel medicines for people with cancer. We combine proven scientific expertise with a passion for developing novel small molecule drugs that target disease pathways for potential applications in oncology. We are focused on advancing IPI-549, an orally administered, clinical-stage, immuno-oncology product candidate that selectively inhibits the enzyme phosphoinositide-3-kinase-gamma, or PI3K-gamma. We believe IPI-549 is the only clinical-stage selective inhibitor of PI3K-gamma currently being investigated.
Selective inhibition of PI3K-gamma by IPI-549 targets tumor-associated myeloid cells, thereby reducing pro-tumor macrophage function and increasing anti-tumor macrophage function. In preclinical studies, detailed further below, IPI-549 demonstrated the ability to reprogram macrophages from a pro-tumor, immunosuppressive function, to an anti-tumor immune activating function and to enhance the activity of, and overcome resistance to, checkpoint inhibitors. These preclinical findings indicate that IPI-549 may have the potential to treat a broad range of solid tumors and represents a potentially additive or synergistic approach to restoring anti-tumor immunity in combination with other immunotherapies such as checkpoint inhibitors. Further, preclinical studies showed that IPI-549 significantly inhibits the regrowth of tumors that can occur following treatment with chemotherapy.
We have worldwide development and commercialization rights to IPI-549, subject to certain success-based milestone payment obligations to our licensor, Takeda Pharmaceutical Company Limited, or Takeda, as described in more detail under the heading Collaborations —Takeda. Additionally, we are obligated to pay our former strategic collaborators Mundipharma International Corporation Limited, or Mundipharma, and Purdue Pharmaceutical Products L.P., or Purdue, a 4% royalty in the aggregate on worldwide net sales of products, including IPI-549, that were previously subject to the strategic alliance with Mundipharma and Purdue that was terminated in 2012. We refer to such royalties as Trailing Mundipharma Royalties. After Mundipharma and Purdue have recovered approximately $260 million in royalty payments from all products that were previously subject to the strategic alliance, which represents the funding paid to us for research and development services performed by us under this strategic alliance, the Trailing Mundipharma Royalties will be reduced to a 1% royalty on net sales in the United States of products that were previously subject to the strategic alliance, including IPI-549.

Preclinical Rationale for Development of IPI-549: Targeting the Immunosuppressive Microenvironment in Solid Tumors
Role of PI3K-gamma in Cancer Growth and Survival
The body’s immune system is responsible for fighting infections and disease, including cancer, and helping the body to heal. The immune system functions by identifying and destroying foreign cells and substances within the body. When confronted by pathogens or disease, an early response of the body’s immune system comes in the form of macrophages, a type of white blood cell that produces pro-inflammatory proteins called cytokines. These cytokines activate T cells, another type of immune cell, to attack the threat to the body’s health. The macrophages then transition to producing other types of cytokines that dampen T cell activation and promote tissue growth, which, in turn, stimulates repair of the affected tissue.
Cancer cells arise from normal cells that have changed in a way that allows them to grow in an unregulated manner. Cancer cells are not always recognized by the immune system as foreign cells that should be destroyed. However, even if cancer cells are recognized by the immune system, both normal homeostatic and cancer cell-induced mechanisms exist to dampen this immune response, including upregulation of “checkpoint proteins,” such as programmed death receptor 1, or PD-1, on T cells and programmed-death ligand 1, or PD-L1, on tumor cells. Additionally, in solid tumors there exists a tumor microenvironment, or TME, which refers to the non-cancerous cells present in the tumor. Cells within the TME, including macrophages, can suppress the immune response and provide signals to cancer cells that facilitate tumor growth. The presence of the supportive TME is thought to be one reason why some cancer therapies, including checkpoint inhibitors, have shown limited durability and efficacy to date. Research has demonstrated that PI3K-gamma plays an important role in maintaining the immunosuppressive nature of tumor-associated macrophages and myeloid-derived suppressor cells, or MDSCs. Targeting these cells that suppress the immune system represents an emerging approach within the field of cancer immunotherapy, and inhibition of PI3K-gamma by IPI-549 represents a novel approach to targeting this immunosuppressive microenvironment.
Anti-Tumor Activity of IPI-549 in Preclinical Models
Our preclinical research has shown that macrophage PI3K-gamma signaling results in a type of macrophage that suppresses anti-tumor T cells. Preclinical data demonstrated that blockade of PI3K-gamma by treatment with IPI-549 leads to a shift in the type of macrophages present in the TME from macrophages associated with suppression of the immune response, known as the M2 phenotype, to macrophages that are supportive of a pro-inflammatory, anti-tumor immune response, known as the M1 phenotype. In preclinical studies, treatment with IPI-549 in tumor models was shown to increase the M1/M2 macrophage ratio, the number of T cells that attack the tumor, and the production of pro-inflammatory, anti-tumor cytokines.
Preclinical studies to investigate the anti-tumor activity of IPI-549 have demonstrated dose-dependent, single-agent, anti-tumor activity in multiple solid tumor models, including models of lung cancer, colon cancer and breast cancer. Additionally, in preclinical models, treatment with IPI-549 in combination with a checkpoint inhibitor showed greater tumor growth inhibition and survival, including a greater number of complete tumor regressions, compared to treatment with either IPI-549 or the checkpoint inhibitor alone. The combination treatment resulted in long-lasting anti-tumor immune memory as evidenced by the lack of tumor growth when animals were re-challenged with the same tumor cells in the absence of any treatment.
Further, as illustrated below, a preclinical study in a murine glioblastoma model indicated that administration of IPI-549 following tumor regression with temozolomide, or TMZ, led to greater inhibition of tumor growth compared to no treatment.

IPI-549 Inhibits Tumor Regrowth Post Temozolomide (TMZ) in GL261 Gliobastoma Model
Two GL261 tumor bearing C57/BL6 Albino mice groups were treated with temozolomide 1mg/kg intraperitoneally, once daily for 7 days to regress tumors and then subsequently treated with either vehicle (left) or IPI-549 15 mg/kg orally, once daily (right).
Fig. source: McGovern et al. AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics Meeting, November 6, 2015, Boston, MA, USA

These findings support the hypothesis that inhibition of PI3K-gamma by IPI-549 reprograms macrophages from a pro-tumor immunosuppressive function to an anti-tumor immune-activating function and can augment the activity of checkpoint inhibitor therapies in models that are sensitive to checkpoint inhibitors. Additionally, IPI-549 can significantly inhibit tumor regrowth in a tumor model previously treated with chemotherapy.
Overcoming Resistance to Checkpoint Inhibition
In recent years, checkpoint inhibitors have shown promising results as a treatment for multiple types of cancer, but most patients do not respond, and most who do respond eventually become resistant to and require treatment with an additional therapy. Our preclinical studies in a number of tumor models demonstrated that resistance to checkpoint inhibition is associated with increased numbers of tumor-associated macrophages and is directly mediated by the immunosuppressive activity of these macrophages on T cells. Furthermore, the data demonstrated that inhibition of PI3K-gamma by IPI-549 switched the function of the macrophages from a pro-tumor, immunosuppressive state to an anti-tumor, immune-activating state, leading to enhanced anti-tumor cytotoxic T cell activity, particularly when combined with checkpoint inhibitors. These data demonstrated that IPI-549 treatment was able to reverse the lack of response to checkpoint inhibitors in models that were initially insensitive to checkpoint inhibition as a single therapy.
IPI-549 Clinical Development Program
2019 Clinical Development Goals
Our ongoing Phase 1/1b study MARIO-1: MAcrophage Reprogramming in Immuno-Oncology, or MARIO-1, is designed to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics, and activity for IPI-549 both as a monotherapy and in combination with nivolumab, also known as Opdivo®, in approximately 220 patients with advanced solid tumors. Nivolumab is an immune checkpoint inhibitor therapy commercialized by Bristol-Myers Squibb Company, or BMS, that targets PD-1. We announced interim data from MARIO-1 in 2018 that showed that IPI-549 was well tolerated and associated with a favorable safety profile, both as a monotherapy and in combination with nivolumab, and demonstrated clinical activity both as a monotherapy and in combination with nivolumab. We further expanded our clinical trial pipeline in November 2018 with the announcement that we and BMS had entered into a clinical supply agreement, which we refer to as the BMS Agreement, under which we would operationalize MARIO-275, a global, randomized Phase 2 study designed to evaluate the effect of adding IPI-549 to nivolumab in checkpoint-naïve advanced urothelial cancer patients who have progressed or recurred following treatment with platinum-based chemotherapy.
Our clinical development goals for IPI-549 include the initiation in the first half of 2019 of MARIO-275, a global Phase 2 study in immuno-oncology naïve patients with urothelial cancer. In the second half of 2019 we intend to complete enrollment in the MARIO-1 combination expansion cohorts, initiate a study with Arcus Biosciences, Inc., or Arcus, investigating IPI-549 in a triple therapy combination in previously treated patients with advanced triple-negative breast cancer, or TNBC, and to initiate MARIO-3, a Phase 2 combination study of IPI-549 in front-line patients with advanced TNBC and renal cell carcinoma, or RCC. The following table summarizes our ongoing and planned clinical trials and the associated milestones we expect to achieve in 2019:

Study/Cohort	Status
MARIO-1 (Phase 1/1b)
IPI-549 Monotherapy
Dose-Escalation and Expansion (all Solid Tumors)	Completed
IPI-549 Combo with Nivolumab
Dose-Escalation (all Solid Tumors)	Completed
Expansion	Enrollment Completion Expected Second Half 2019
Non-Small-Cell Lung Carcinoma (NSCLC)	Enrollment Ongoing
Expansion - Melanoma	Enrollment Ongoing
Squamous Cell Carcinoma of the Head and Neck (SCCHN)	Fully Enrolled
Triple-Negative Breast Cancer (TNBC)	Enrollment Ongoing
Mesothelioma	Fully Enrolled
Myeloid-Derived Suppressor Cells (MDSC)-High	Fully Enrolled
MARIO-275 (Phase 2)
IPI-549 Combo with Nivolumab
Immuno-Oncology Naïve Urothelial Cancer	Initiation Expected First Half 2019
Arcus Biosciences Collaboration (Phase 1b)
IPI-549 Combo with AB928 and Chemo
TNBC	Initiation Expected Second Half 2019
MARIO-3 in Collaboration with Roche/Genentech (Phase 2)
IPI-549 Combo with Atezolizumab/Chemo (TNBC) and Atezolizumab/Bevacizumab (RCC)
Front-Line TNBC	Initiation Expected Second Half 2019
Front-Line Renal Cell Carcinoma (RCC)	Initiation Expected Second Half 2019
MARIO-1: Phase 1/1b Dose-Escalation and Combination Expansion Study in Solid Tumors
MARIO-1 is our Phase 1/1b clinical study designed to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics, and activity for IPI-549 — both as a monotherapy and in combination with nivolumab — in approximately 220 patients with advanced solid tumors. The dose-escalation portions of MARIO-1 are complete, and enrollment is ongoing in the combination therapy expansion cohorts designed to evaluate patients dosed at 40 mg once daily, or QD, of IPI-549 in combination with the standard regimen of nivolumab. Three cohorts are designed to evaluate IPI-549 in combination in patients with non-small cell lung cancer, melanoma, or head and neck cancer whose tumors show initial resistance or initially respond to but subsequently develop resistance to immune checkpoint blockade therapy. Another combination cohort is evaluating patients with TNBC who have not been previously treated with immune checkpoint blockade therapy. The remaining combination cohorts are designed to evaluate combination treatment in patients with mesothelioma; and patients with high baseline blood levels of MDSCs. We have closed the cohort designed to evaluate combination treatment in patients with adrenocortical carcinomas. The cohorts investigating mesothelioma, MDSC-high, and head and neck cancers are all fully enrolled.

We reported data from the combination expansion cohorts of the MARIO-1 study in a late-breaking poster presentation at the 33rd Annual Meeting of the Society for Immunotherapy of Cancer on November 10, 2018. Among the 44 patients evaluable for activity as of the October 14, 2018 data-cutoff date, 15 patients showed a best response of stable disease or better, including one partial response in an advanced melanoma patient who progressed on immediate prior nivolumab therapy. In addition, a patient with chemotherapy-resistant TNBC showed a 26% reduction in tumor target lesions at the first assessment. Reductions in elevated baseline levels of MDSCs were seen in these patients, as well as corresponding increases in the proliferative fraction of previously exhausted memory cytotoxic T cells. Twenty-five patients remained on study and were not evaluable for activity as of the data-cutoff date. The data included long-term follow up on additional partial responses in two patients from the combination dose escalation component of the study. One patient with microsatellite stable gallbladder cancer and another with adrenocortical carcinoma each achieved a partial response and had been on study over 12 months and 17 months, respectively. These patients also demonstrated sustained inhibition of MDSCs during the period in which the partial response was maintained.
Among the 82 patients evaluable for safety as of October 14, 2018, the majority of side effects reported were Grade 1 or Grade 2, with three (4%) patients discontinuing the study due to treatment-related toxicities. The most common Grade 3+ adverse events were rash (n=6, 7%) and increased liver enzymes AST (n=7, 9%) and ALT (n=5, 6%). There were no treatment-related deaths. The majority of the study population is in fourth-line therapy and resistant to anti-PD1/PDL1 therapy. This safety profile is consistent with the safety data from the dose-escalation portion of MARIO-1 that we presented on June 4, 2018, during a poster session and poster discussion session at the American Society of Clinical Oncology Annual Meeting, or ASCO. The data demonstrated that IPI-549 combined with nivolumab was well tolerated at all doses tested, up to the recommended combination therapy expansion dose of IPI-549 at 40 mg QD plus nivolumab at 240 mg once every two weeks. No maximum tolerated dose was determined, and there were no treatment-related deaths. Of the 31 patients evaluable for safety as of the April 25, 2018 data-cutoff date for ASCO, the majority of adverse events were Grade 1 or 2, and the only treatment-related Grade 3 adverse events were uncomplicated rash (19%), increased liver enzymes AST or ALT (10%), and abdominal pain (3%). The pharmacokinetic/pharmacodynamic profile of IPI-549 (up to the recommended combination expansion dose of 40 mg QD) was unaffected by nivolumab co-administration, and IPI-549 in combination with nivolumab reduced immune suppression and increased immune activation, as indicated by analyses of peripheral blood.
At ASCO, we also presented updated clinical and translational data from the fully enrolled monotherapy expansion portion of MARIO-1 that demonstrated that IPI-549 as a monotherapy continued to be well tolerated at all doses studied up to the recommended dose for monotherapy expansion of 60 mg QD. IPI-549 demonstrated evidence of monotherapy clinical activity, with one durable partial response in peritoneal mesothelioma, where a patient remained on study after 20 months as of the ASCO 2018 data-cutoff date of April 25, 2018. Further, IPI-549 monotherapy reduced immune suppression and increased immune activation, as indicated by analyses of peripheral blood and paired tumor biopsies.
MARIO-275: Investigating IPI-549 in Urothelial Cancer in Patients Naïve to Immuno-Oncology Treatment
On November 2, 2018, we and BMS entered into a clinical supply agreement under which we will operationalize MARIO-275, a global, randomized study designed to evaluate the effect of adding IPI-549 to nivolumab in checkpoint-naïve advanced urothelial cancer patients who have progressed or recurred following treatment with platinum-based chemotherapy. BMS has agreed to supply nivolumab for the study. Approximately 160 patients will be randomized between combination therapy and nivolumab monotherapy plus placebo. The primary endpoint of the trial will be the overall response rate, which will be assessed in the overall population as well as in subsets of patients with different baseline levels of MDSCs. The design of MARIO-275 is supported by data from MARIO-1 presented at ASCO 2018, which showed that MDSCs were reduced in the majority of patients treated with IPI-549 monotherapy, as well as an exploratory analyses of data from a BMS clinical study evaluating nivolumab monotherapy in patients with urothelial cancer, referred to as CheckMate-275, that showed that high levels of MDSCs were associated with shorter overall survival in patients treated with nivolumab.
Instances of urothelial cancer in the United States, Japan, France, Germany, Italy, Spain and the United Kingdom are expected to increase from 402,726 to 482,037 from 2016 to 2025. Bladder cancer, of which urothelial cancer makes up approximately 96% of all instances, is the fourth most prevalent cancer in men. In 2019 alone, the American Cancer Society estimates that there will be approximately 80,470 new cases and 17,670 deaths from bladder cancer.
Phase 1b Study of Novel Triple Combination Therapy in Advanced TNBC with Arcus
We will also be seeking to advance novel triple combination therapies with Arcus, initially evaluating IPI-549 in combination with AB928, Arcus’s dual adenosine receptor antagonist, and chemotherapy in patients with previously treated, advanced TNBC. As both macrophages and high adenosine levels are believed to play critical roles in creating a highly immunosuppressive tumor microenvironment in cancer after chemotherapy, the novel immuno-oncology combination being evaluated in this setting represents a potentially promising approach to treating TNBC.

MARIO-3: IPI-549 Combinations as Front-Line Treatment
On March 7, 2019, we entered into a master clinical supply agreement and F. Hoffmann-La Roche Ltd., or Roche, which we refer to as the Roche Agreement. Under the Roche Agreement, Roche will supply atezolizumab to us for our use in MARIO-3, a Phase 2 multi-arm study evaluating IPI-549 in combination with atezolizumab and nab-paclitaxel in front-line TNBC and in combination with atezolizumab and bevacizumab in front-line RCC. We intend to initiate MARIO-3 in the second half of 2019.
Collaborations
Since our inception, corporate alliances and license agreements have been integral to our strategy. Many of these alliances have provided access to breakthrough science, significant research and development support and funding, and innovative drug development programs, all intended to help us realize the full potential of our product pipeline.
Verastem
On October 29, 2016, we and Verastem Inc., or Verastem, entered into a license agreement, which we and Verastem amended and restated on November 1, 2016, effective as of October 29, 2016. We refer to the amended and restated license agreement as the Verastem Agreement. Under the Verastem Agreement, we granted to Verastem an exclusive worldwide license for the research, development, commercialization, and manufacture of duvelisib, a selective PI3K-delta,gamma inhibitor, and products containing duvelisib, which we refer to as the Licensed Products, in each case in oncology indications. Upon entry into the Verastem Agreement, Verastem assumed financial responsibility for activities that were part of our ongoing duvelisib program, including a randomized, Phase 3 monotherapy clinical study in patients with relapsed or refractory chronic lymphocytic leukemia or small lymphocytic lymphoma, which we refer to as the DUO Study. Verastem is obligated to use diligent efforts, as defined in the Verastem Agreement, to develop and commercialize one Licensed Product. During the term of the Verastem Agreement, we have agreed not to research, develop, manufacture or commercialize duvelisib in any indication in humans or animals. Following a short transition period, which terminated December 31, 2016, Verastem assumed all financial and operational responsibility for the duvelisib program except for the clinical shutdown costs and certain clinical close-out activities that we agreed to retain.
On September 6, 2017, Verastem notified us that the DUO Study met certain pre-specified criteria at completion triggering a $6.0 million payment under the Verastem Agreement, which we received in cash on October 13, 2017. On November 2, 2018, we received a $22.0 million cash payment earned upon the approval by the U.S. Food and Drug Administration, or FDA, on September 24, 2018 of duvelisib for the treatment of adult patients with relapsed or refractory chronic lymphocytic leukemia or small lymphocytic lymphoma after at least two prior therapies, as well as adult patients with relapsed or refractory follicular lymphoma after at least two prior systemic therapies.
Verastem is also obligated to pay us royalties on worldwide net sales of Licensed Products ranging from the mid-single digits to the high-single digits. The royalty obligation will continue on a product-by-product and country-by-country basis until the latest to occur of (i) the last-to-expire patent right covering the applicable Licensed Product in the applicable country, (ii) the last-to-expire patent right covering the manufacture of the applicable Licensed Product in the country of manufacture of such Licensed Product, (iii) the expiration of non-patent regulatory exclusivity for such Licensed Product in the applicable country and (iv) ten years following the first commercial sale of a Licensed Product in the applicable country, provided that upon the expiration of the last-to-expire patent right covering the Licensed Product in the United States, the applicable royalty on net sales for such Licensed Product in the United States will be reduced by 50%. The royalties are also subject to reduction by 50% of certain third-party royalty payments or patent litigation damages or settlements which might be required to be paid by Verastem if litigation were to arise, with any such reductions capped at 50% of the amounts otherwise payable during the applicable royalty payment period. On March 5, 2019, we entered into a purchase and sale agreement, or the HCR Agreement, with HealthCare Royalty Partners III, L.P., or HCR, providing for the acquisition by HCR of our interest in the royalty payments from Verastem described above. See Part II, Notes to Consolidated Financial Statements, Note 14 for details of the transaction with HCR.

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
Takeda
In July 2010, we entered into a development and license agreement with Intellikine, Inc., or Intellikine, under which we obtained rights to discover, develop and commercialize pharmaceutical products targeting the gamma and/or delta isoforms of PI3K, including IPI-549 and duvelisib. In January 2012, Intellikine was acquired by Takeda. In December 2012, we amended and restated our development and license agreement with Takeda and further amended the agreement in July 2014, September 2016, July 2017, and March 2019. We refer to the amended and restated development and license agreement, as amended, as the Takeda Agreement.
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
Under the September 2016 amendment to the Takeda Agreement, and in connection with our entry into the Verastem Agreement, we are no longer obligated to pay Takeda any remaining milestone payments for the development, approval or commercialization of duvelisib. In return, we became obligated to pay Takeda 50% of all revenue arising from certain qualifying transactions for duvelisib, including the Verastem Agreement, subject to certain exceptions including revenue we receive as reimbursement for duvelisib research and development expenses. We amended this obligation by entry into a fourth amendment to the Takeda Agreement on March 4, 2019, or Takeda Amendment. See Part II, Notes to Consolidated Financial Statements, Note 14, for details of the Takeda Amendment.

The July 2017 amendment to the Takeda Agreement terminated our obligation to pay royalties to Takeda with respect to worldwide net sales of products containing or comprised of a selective inhibitor of PI3K gamma, including but not limited to IPI-549. In consideration for such termination, we concurrently executed a convertible promissory note, which we refer to as the Takeda Note, which obligated us to pay Takeda, or its designated affiliate, the principal amount of $6.0 million together with interest accruing at a rate of 8% per annum on or before July 26, 2018 in cash or in shares of our common stock, at the election of Takeda. On March 12, 2018, we exercised our right to prepay in full the Takeda Note in the principal amount of $6.0 million together with interest of approximately $0.3 million. Takeda elected to receive $4.0 million of such payment in cash and approximately $2.3 million of such payment in shares of our common stock. Pursuant to the terms of the Takeda Note, we issued 1,134,689 shares of common stock, calculated using an average price of $2.028 per share, to Takeda’s designated subsidiary, Millennium Pharmaceuticals, Inc.
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
Under the PellePharm Agreement, PellePharm is obligated to pay us up to $11.0 million in success-based milestone payments through the first commercial sale of a Hedgehog Product. We anticipate receiving a $2.0 million milestone payment for the initiation of a Phase 3 study of a Hedgehog Product in 2019. PellePharm is also obligated to pay us up to $37.5 million in success-based milestone payments upon the achievement of certain annual net sales thresholds as well as a share of certain revenue received by PellePharm in the event that PellePharm sublicenses its rights under the PellePharm Agreement.
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
We have ten issued or allowed U.S. patents related to our PI3K-gamma program, which expire on various dates between 2033 and 2036, excluding any potential patent term extension. In addition, we have approximately 70 patents and patent applications pending worldwide related to our PI3K-gamma program. Any patents that may issue from our pending patent applications would expire between 2033 and 2036, excluding any potential patent term extension. These patents and patent applications disclose compositions of matter, pharmaceutical compositions, methods of use and synthetic methods.
The term of individual patents depends upon the legal term for patents in the countries in which they are obtained. In most countries, including the United States, the patent term is 20 years from the earliest filing date of a non-provisional patent application. In the United States, a patent's term may be extended by patent term adjustment, which compensates a patentee for administrative delays by the United States Patent and Trademark Office, or USPTO, in examining and granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier filed patent. The term of a patent that covers a drug or biological product may also be eligible for patent term extension when FDA approval is granted, provided statutory and regulatory requirements are met. In the future, if and when our product candidates receive approval by the FDA or foreign regulatory authorities, we expect to apply for patent term extensions on issued patents covering those drugs, depending upon the length of the clinical trials for each drug and other factors. There can be no assurance that any of our pending patent applications will issue or that we will benefit from any patent term extension or favorable adjustment to the term of any of our patents.
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
Our policy is to obtain and enforce the patents and proprietary technology rights that are commercially important to our business, and we intend to continue to file patent applications to protect such technology and compounds in countries where we believe it is commercially reasonable and advantageous to do so. We also rely on trade secrets to protect our technology where patent protection is deemed inappropriate or unobtainable. We seek to protect our proprietary information, in part, by executing confidentiality agreements with our collaborators and scientific advisors, and non-competition, non-solicitation, confidentiality, and invention assignment agreements with our employees and consultants. We have also executed agreements requiring assignment of inventions with selected scientific advisors and collaborators. The confidentiality agreements we enter into are designed to protect our proprietary information, and the agreements or clauses requiring assignment of inventions to us are designed to grant us ownership of technologies that are developed through our relationship with the respective counterparty. We cannot guarantee, however, that these agreements will afford us adequate protection of our intellectual property and proprietary information rights.

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
We believe that IPI-549 is the only PI3K-gamma selective inhibitor in clinical development. However, there are many competitors developing or commercializing therapies targeting macrophage biology, including the following competitors which we believe to be conducting clinical studies of product candidates targeting one or more aspects of macrophage biology: Array Biopharma, Inc., Deciphera Pharmaceuticals, Inc., Incyte Corporation (through its collaboration with Calithera Inc.), Bristol-Myers Squibb Company (through its collaboration with Five Prime Therapeutics, Inc.), Plexxikon Inc., GlaxoSmithKline plc, Eli Lilly and Company, Amgen Inc., F. Hoffmann-La Roche Ltd, Janssen Research & Development, LLC, a subsidiary of Johnson & Johnson, Forty Seven Inc., Surface Oncology, Inc., Celgene Corporation, Trillium Therapeutics Inc., Pfizer Inc., XBiotech, Inc., AbbVie Inc., Takeda Pharmaceuticals International, Inc., Novartis AG, Efranat Ltd., Seattle Genetics, Inc., AstraZeneca PLC, Apexigen Inc., X4 Pharmaceuticals, Inc., Syndax Pharmaceuticals, Inc., Syntrix Biosystems, Inc., Eisai Co., Ltd., Vaccinex, Inc., and Alligator Bioscience AB.
Further, the broader field of immuno-oncology is crowded with innovative therapies that may compete with IPI-549, including checkpoint inhibitor therapies such as PD-1 inhibitors nivolumab and pembrolizumab; PDL-1 inhibitors atezolizumab, avelumab, and durvalumab; and CTLA-4 inhibitors ipilimumab and tremelimumab. Many of these checkpoint inhibitor therapies are being evaluated in combination with other non-checkpoint inhibitor immuno-oncology product candidates. For example, nivolumab, which we are currently testing in combination with IPI-549, is being evaluated in multiple clinical trials by others in combination with non-checkpoint inhibitor candidates such as BMS-986016, an anti-LAG3 antibody; elotuzumab, a CD319 antibody; urelumab, a CD137 antibody; cabiralizumab, an anti-CSF1R antibody; and NKTR-214, an IL-2R agonist. The success of competing immuno-oncology therapies may limit the number of patients available for enrollment in our clinical trials.
Research and Development
As of March 1, 2019, our research and development group consisted of 10 employees, of whom six hold Ph.D. or M.D. degrees and three hold a masters degree. Our research and development group is focused on preclinical research, translational medicine, clinical trials and manufacturing technologies. Our research and development expense for the years ended December 31, 2018 and 2017 was approximately $19.8 million and $20.8 million, respectively.
Manufacturing and Supply
We rely primarily on third parties, and, in some instances, we rely on only one third party, to manufacture critical raw materials, drug substance and final drug product for our research, preclinical development and clinical trial activities. Commercial quantities of any drugs we seek to develop will have to be manufactured in facilities and by processes that comply with the FDA and other regulations, and we plan to rely on third parties to manufacture commercial quantities of any products we successfully develop.

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
Government Regulation and Product Approvals
Government authorities in the United States, at the federal, state and local level, and in other countries and jurisdictions, including the European Union, or EU, extensively regulate, among other things, the research, development, testing, manufacture, pricing, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, sales, pricing, reimbursement, post-approval monitoring and reporting, and import and export of biopharmaceutical products. The processes for obtaining marketing approvals in the United States and in foreign countries and jurisdictions, along with compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources.
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

•
preparation and submission to the FDA of a new drug application, or NDA, for a drug product which includes not only the results of the clinical trials, but also, detailed information on the chemistry, manufacture and quality controls for the product candidate and proposed labelling for one or more proposed indication(s);

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
The IND and IRB Processes
Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their voluntary informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written study protocols detailing, among other things, the inclusion and exclusion criteria, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND.
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
Following commencement of a clinical trial under an IND, the FDA may also place a clinical hold or partial clinical hold on that trial. Clinical holds are imposed by the FDA whenever there is concern for patient safety and may be a result of new data, findings, or developments in clinical, nonclinical, and/or chemistry, manufacturing, and controls, commonly known as CMC, matters. A clinical hold is an order issued by the FDA to the sponsor to delay a proposed clinical investigation or to suspend an ongoing investigation. A partial clinical hold is a delay or suspension of only part of the clinical work requested under the IND. For example, a specific protocol or part of a protocol is not allowed to proceed, while other protocols may do so. No more than 30 days after imposition of a clinical hold or partial clinical hold, the FDA will provide the sponsor a written explanation of the basis for the hold. Following issuance of a clinical hold or partial clinical hold, an investigation may only resume after the FDA has notified the sponsor that the investigation may proceed. The FDA will base that determination on information provided by the sponsor correcting the deficiencies previously cited or otherwise satisfying the FDA that the investigation can proceed.
A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all FDA IND requirements must be met unless waived. When a foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain regulatory requirements of the FDA in order to use the study as support for an IND or application for marketing approval. Specifically, on April 28, 2008, the FDA amended its regulations governing the acceptance of foreign clinical studies not conducted under an investigational new drug application as support for an IND or an NDA. The final rule provides that such studies must be conducted in accordance with GCP including review and approval by an independent ethics committee, or IEC, and informed consent from subjects. The GCP requirements in the final rule encompass both ethical and data integrity standards for clinical studies. The FDA’s regulations are intended to help ensure the protection of human subjects enrolled in non-IND foreign clinical studies, as well as the quality and integrity of the resulting data. They further help ensure that non-IND foreign studies are conducted in a manner comparable to that required for IND studies.

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
Information about clinical trials must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on its ClinicalTrials.gov website. Similar requirements for posting clinical trial information are present in the European Union, through its EudraCT website: https://eudract.ema.europa.eu/, and in other countries.
Expanded Access to an Investigational Drug for Treatment Use
Expanded access, sometimes called “compassionate use,” is the use of investigational new drug products outside of clinical trials to treat patients with serious or immediately life-threatening diseases or conditions when there are no comparable or satisfactory alternative treatment options. The rules and regulations related to expanded access are intended to improve access to investigational drugs for patients who may benefit from investigational therapies. FDA regulations allow access to investigational drugs under an IND by the company or the treating physician for treatment purposes on a case-by-case basis for: individual patients (single-patient IND applications for treatment in emergency settings and non-emergency settings); intermediate-size patient populations; and larger populations for use of the drug under a treatment protocol or Treatment IND Application.
When considering an IND application for expanded access to an investigational product with the purpose of treating a patient or a group of patients, the sponsor and treating physicians or investigators will determine suitability when all of the following criteria apply: patient(s) have a serious or immediately life-threatening disease or condition, and there is no comparable or satisfactory alternative therapy to diagnose, monitor, or treat the disease or condition; the potential patient benefit justifies the potential risks of the treatment and the potential risks are not unreasonable in the context or condition to be treated; and the expanded use of the investigational drug for the requested treatment will not interfere initiation, conduct, or completion of clinical investigations that could support marketing approval of the product or otherwise compromise the potential development of the product.
On December 13, 2016, the 21st Century Cures Act established (and the 2017 Food and Drug Administration Reauthorization Act later amended) a requirement that sponsors of one or more investigational drugs for the treatment of a serious disease(s) or condition(s) make publicly available their policy for evaluating and responding to requests for expanded access for individual patients. Although these requirements were rolled out over time, they have now come into full effect. This provision requires drug and biologic companies to make publicly available their policies for expanded access for individual patient access to products intended for serious diseases. Sponsors are required to make such policies publicly available upon the earlier of initiation of a Phase 2 or Phase 3 study or 15 days after the drug or biologic receives designation as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy.
In addition, on May 30, 2018, the Right to Try Act was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act, but the manufacturer must develop an internal policy and respond to patient requests according to that policy.

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
Phase 3 clinical trials proceed if the Phase 2 clinical trials demonstrate that a dose range of the product candidate is potentially effective and has an acceptable safety profile. Phase 3 clinical trials are undertaken within an expanded patient population to further evaluate dosage, provide substantial evidence of clinical efficacy and further test for safety in an expanded and diverse patient population at multiple, geographically dispersed clinical trial sites. A well-controlled, statistically robust Phase 3 clinical trial may be designed to deliver the data that regulatory authorities will use to decide whether or not to approve, and, if approved, how to appropriately label a drug. Such Phase 3 studies are referred to as “pivotal.”
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
Concurrent with clinical trials, companies often complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, must develop methods for testing the identity, strength, quality, purity, and potency of the final drug. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

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
The NDA is a vehicle through which applicants formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications. Every new drug product candidate must be the subject of an approved NDA before it may be commercialized in the United States. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2019 is $2,588,478 for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual program fee, which for fiscal year 2019 is $309,915. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.
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
Accelerated Approval Pathway
The FDA may grant accelerated approval to a product for a serious or life‑threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or IMM, and that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. Products granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.
For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a drug, such as an effect on IMM. The FDA has limited experience with accelerated approvals based on intermediate clinical endpoints, but has indicated that such endpoints generally may support accelerated approval where the therapeutic effect measured by such endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate clinical benefit of a product.

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
If the FDA approves a new product, it may limit the approved indications for use of the product. The agency may also require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms such as risk evaluation and mitigation strategies, or REMS, to help ensure that the benefits of the product outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patent registries. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.
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
The FDA strictly regulates the marketing, labeling, advertising and promotion of prescription drug products placed on the market. This regulation includes, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet and social media. Promotional claims about a drug’s safety or effectiveness are prohibited before the drug is approved. After approval, a drug product generally may not be promoted for uses that are not approved by the FDA, as reflected in the product’s prescribing information. In the United States, healthcare professionals are generally permitted to prescribe drugs for such uses not described in the drug’s labeling, known as off-label uses, because the FDA does not regulate the practice of medicine. However, FDA regulations impose rigorous restrictions on manufacturers’ communications, prohibiting the promotion of off-label uses. It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information.
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
Pediatric Studies and Exclusivity
Under the Pediatric Research Equity Act of 2003, or PREA, an NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests and other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.

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
The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in the FDA Safety and Innovation Act. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation.
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
Drug products that have received orphan designation are exempt from the requirements of PREA. Specifically, Section 505B(k) of the FDCA contains a statutory exemption from the requirement to conduct pediatric studies under PREA for certain drugs with orphan designation. Under this exemption, PREA does not apply to any application for a drug for an indication for which orphan designation has been granted when that application would otherwise trigger PREA because the application contains a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. In July 2018, FDA issued draft guidance clarifying that it does not expect to grant any additional orphan-drug designation to drugs for pediatric subpopulations of common diseases. Pediatric-subpopulation designations that have already been granted will not be affected by this change.
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
Healthcare Law and Regulation
Healthcare providers and third-party payors play a primary role in the recommendation and prescription of drug products that are granted marketing approval. Arrangements with providers, consultants, third-party payors and customers are subject to broadly applicable fraud and abuse, anti-kickback, false claims laws, patient privacy laws and regulations and other healthcare laws and regulations that may constrain business and/or financial arrangements. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

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

•
the Foreign Corrupt Practices Act, or FCPA, which prohibits companies and their intermediaries from making, or offering or promising to make improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment;

•
the federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or the ACA, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the United States Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non-government third-party payors, including private insurers.

 Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
Pharmaceutical Insurance Coverage and Healthcare Reform
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
There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and biologics and other medical products, government control and other changes to the healthcare system in the United States. In March 2010, the ACA was enacted, which includes measures that have significantly changed healthcare financing by both governmental and private insurers. The provisions of the ACA of importance to the pharmaceutical and biotechnology industry are, among others, the following:

•
an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drug agents or biologic agents, which is apportioned among these entities according to their market share in certain government healthcare programs;

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

•
extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations, unless the drug is subject to discounts under the 340B drug discount program;

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
Since enactment of the ACA, there have been numerous legal challenges and congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or TCJA, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. The Congress may likely consider other legislation to replace elements of the ACA during the next congressional session.

The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the Trump Administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.
Further, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. For example, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump Administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on May 11, 2018, the Trump Administration issued a plan to lower drug prices. Under this blueprint for action, the Trump Administration indicated that the Department of Health and Human Services, or HHS, will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases.
At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.
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
In April 2014, the new Clinical Trials Regulation, (EU) No 536/2014, or the Clinical Trials Regulation, was adopted. The Clinical Trial Regulation was published on June 16, 2014 but is not expected to apply until sometime in 2019. The Clinical Trials Regulation will be directly applicable in all the EU member states, repealing the current Clinical Trials Directive 2001/20/EC and replacing any national legislation that was put in place to implement the Directive. Conduct of all clinical trials performed in the EU will continue to be bound by currently applicable provisions until the new Clinical Trials Regulation becomes applicable. The extent to which on-going clinical trials will be governed by the Clinical Trials Regulation will depend on when the Clinical Trials Regulation becomes applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable the Clinical Trials Regulation will at that time begin to apply to the clinical trial.
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
Under the centralized procedure, the CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure in the EU, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. If the CHMP accepts such request, the time limit of 210 days will be reduced to 150 days but it is possible that the CHMP can revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment. At the end of this period, the CHMP provides a scientific opinion on whether or not a marketing authorization should be granted in relation to a medicinal product. Within 15 calendar days of receipt of a final opinion from the CHMP, the European Commission must prepare a draft decision concerning an application for marketing authorization. This draft decision must take the opinion and any relevant provisions of EU law into account. Before arriving at a final decision on an application for centralized authorization of a medicinal product the European Commission must consult the Standing Committee on Medicinal Products for Human Use. The Standing Committee is composed of representatives of the EU member states and chaired by a non-voting European Commission representative. The European Parliament also has a related “droit de regard”. The European Parliament’s role is to ensure that the European Commission has not exceeded its powers in deciding to grant or refuse to grant a marketing authorization.
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
The United Kingdom has a period of a maximum of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the European Union. If no formal withdrawal agreement is reached between the United Kingdom and the European Union, then it is expected the United Kingdom's membership of the European Union will automatically terminate two years after the submission of the notification of the United Kingdom's intention to withdraw from the European Union. Discussions between the United Kingdom and the European Union focused on finalizing withdrawal issues and transition agreements are ongoing. However, limited progress to date in these negotiations and ongoing uncertainty within the UK Government and Parliament sustains the possibility of the United Kingdom leaving the European Union on March 29, 2019 without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption.
General Data Protection Regulation
The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the EU General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR will be a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance.
Pricing Decisions for Approved Products
In the EU, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. For example, the EU provides options for its member states to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. Member states may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other member states allow companies to fix their own prices for products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the EU have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the EU. The downward pressure on healthcare costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various member states, and parallel trade, i.e., arbitrage between low-priced and high-priced member states, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries.

Employees
As of March 1, 2019, we had 25 full-time employees, 10 of whom were engaged in research and development and 15 of whom were engaged in general business management, administration and finance. Approximately 72% of our employees hold advanced degrees. Our success depends, in part, on our ability to recruit and retain talented and trained scientific and business personnel and senior leadership. We believe that we have been successful to date in obtaining and retaining these individuals, but we do not know whether we will be successful in doing so in the future. None of our employees are represented by a labor union or covered by a collective bargaining agreement, nor have we experienced work stoppages. We believe that relations with our employees are good.
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
Executive Officers
The following table lists the positions, names and ages of our executive officers as of March 8, 2019:

Name	Age	Position
Adelene Q. Perkins	59	Chief Executive Officer
Samuel Agresta, M.D., M.P.H.	46	Chief Medical Officer
Lawrence E. Bloch, M.D., J.D.	53	President and Treasurer
Jeffery L. Kutok, M.D., Ph.D.	52	Senior Vice President, Chief Scientific Officer
Seth A. Tasker, J.D.	40	Vice President, General Counsel and Secretary

Adelene Q. Perkins, M.B.A., has served as our Chief Executive Officer since January 2010. She previously served as our President between October 2008 and January 2017, our Chief Business Officer from October 2008 through December 2009 and our Executive Vice President and Chief Business Officer between September 2006 and October 2008. Ms. Perkins served as Executive Vice President of IPI from February 2006 until its merger with DPI in September 2006 and Chief Business Officer of IPI from June 2002 until the DPI merger. Prior to joining IPI, Ms. Perkins served as Vice President of Business and Corporate Development of TransForm Pharmaceuticals, Inc., a private pharmaceutical company, from 2000 to 2002. From 1992 to 1999, Ms. Perkins held various positions at Genetics Institute, most recently serving as Vice President of Emerging Business and General Manager of the DiscoverEase® business unit. Ms. Perkins has served on the board of directors for the Biotechnology Industry Organization since 2012; the Bruker Corporation, a publicly traded manufacturer of analytic instruments, since 2017; Massachusetts General Hospital since 2017; the Massachusetts Biotechnology Council, a not-for-profit organization, since 2014; and Project Hope, a not-for-profit social services company, since 2013. Ms. Perkins was on the board of Padlock Therapeutics, a privately held biotechnology company, from 2015 to 2016 and was treasurer of the Massachusetts Life Sciences Center from 2014 to 2016. From 1985 to 1992, Ms. Perkins held a variety of positions at Bain & Company, a strategy consulting firm. Ms. Perkins received a B.S. in Chemical Engineering from Villanova University and an M.B.A. from Harvard Business School.

Samuel Agresta, M.D., M.P.H., has served as our Senior Vice President, Chief Medical Officer since August 2018. Prior to joining Infinity, Dr. Agresta held several positions at Agios Pharmaceuticals, Inc., or Agios, a publicly traded biopharmaceuticals company, from 2011 to July 2018, most recently serving as Vice President and Head of Clinical Development since 2013. In this capacity he oversaw the development and approval of enasidineb and ivosidenib for the treatment of patients with acute myeloid leukemia that harbor isocitrate dehydrogenase mutations. Before joining Agios, Dr. Agresta held positions of responsibility in oncology clinical development at Merrimack Pharmaceuticals and Genentech, Inc., both publicly traded pharmaceuticals companies. Prior to his industry experience, Dr. Agresta served on the oncology faculty at the H. Lee Moffitt Cancer Center and Research Institute where he specialized in adolescent sarcoma care and participated in numerous industry trials. Dr. Agresta received his medical degree, internal medicine training, and served as chief resident at Tulane University School of Medicine in New Orleans. While in medical school, he also received a master’s degree in public health and tropical medicine from Tulane University School of Public Health. He completed his medical oncology fellowship at the University of South Florida and Moffitt Cancer Center and received a master’s degree in clinical investigation from the University of South Florida.
Lawrence E. Bloch, M.D., J.D., M.B.A., has served as our President since January 2017. He previously served as our Executive Vice President, Chief Financial Officer and Chief Business Officer from July 2012 to January 2017. Prior to joining Infinity, Dr. Bloch served as Chief Executive Officer of NeurAxon, Inc., a privately held biopharmaceutical company, from 2007 to 2011. Previously, he served as Chief Financial Officer and Chief Business Officer of NitroMed, Inc., a publicly held biopharmaceutical company, from 2004 to 2006. From 2000 to 2004, Dr. Bloch served as Chief Financial Officer, and from 1999 to 2002 as Vice President, Business Development, of Applied Molecular Evolution, Inc., a publicly held biopharmaceutical company. Dr. Bloch began his career as an emergency medicine resident physician at Massachusetts General Hospital and Brigham and Woman’s Hospital. He holds a J.D. from Harvard Law School, an M.D. from Harvard Medical School and an M.B.A. from Harvard Business School.
Jeffery L. Kutok, M.D., Ph.D., has served as our Senior Vice President and Chief Scientific Officer since February 2017. He previously served as our Vice President of Biology and Translational Science from August 2013 to February 2017, our Senior Director of Biology and Translational Science from August 2012 to August 2013, our Senior Director of Molecular Pathology from March 2012 to August 2012, and our Director of Molecular Pathology from January 2011 to March 2012. Prior to joining Infinity, Dr. Kutok was an associate professor of pathology at Harvard Medical School and Brigham and Women’s Hospital. His laboratory focused on translational medicine research and biomarker identification in cancer, and he is an author on over 200 journal articles, reviews and book chapters. Dr. Kutok is board certified in Anatomic Pathology and Hematology and had clinical duties in Hematopathology and Molecular Diagnostics at Brigham and Women’s Hospital. Dr. Kutok received his B.S. in biology and his M.D., Ph.D. in medicine and molecular pathology from the State University of New York at Stony Brook. His Ph.D. was earned working in the laboratory of Dr. Barry Coller, M.D. in the field of platelet pathobiology. He was also a post-doctoral fellow at Harvard University in the laboratory of Dr. Gary Gilliland, M.D., Ph.D.
Seth A. Tasker, J.D., M.B.A., has served as our Vice President, General Counsel and Secretary since July 2016. He previously served as our Deputy General Counsel between March 2015 and July 2016, our Associate General Counsel between March 2013 and March 2015, our Assistant General Counsel between March 2010 and March 2013, and our Corporate Counsel between March 2008 and March 2010. Prior to joining Infinity, Mr. Tasker served in varying levels of responsibility in the legal function at Surface Logix, Inc., a privately held biopharmaceutical company, from 2001 to 2008. Mr. Tasker holds a B.S. in Microbiology from the University of Vermont, a J.D. from Suffolk University Law School, and an M.B.A. from Suffolk University Sawyer School of Management.
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
Item 1A. RISK FACTORS
The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see “Cautionary Note Regarding Forward Looking Information” on page 1 of this Annual Report on Form 10-K for a discussion of some of the forward-looking statements that are qualified by these risk factors. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.
Risks Related to Our Financial Position and Need for Additional Capital
We have a history of operating losses, expect to incur significant and increasing operating losses in the future, and may never become profitable, or if we become profitable, we may not remain profitable.
We have no approved products, have generated no product revenue from sales, and have primarily incurred operating losses. As of December 31, 2018, we had an accumulated deficit of $678.8 million. We expect to continue to spend significant resources to fund IPI-549, our selective inhibitor of phosphoinositide-3-kinase, or PI3K-gamma. While we may have net income in some periods as the result of non-recurring collaboration revenue or revenue from royalties owed to us under the Verastem Agreement, we expect to incur substantial operating losses over the next several years as our clinical trial and drug manufacturing activities continue. (For more about Verastem, Inc., or Verastem, and the Verastem Agreement, see Part I Business — Collaborations — Verastem in this Annual Report on Form 10-K.) In addition, if we proceed to seek and possibly obtain regulatory approval of IPI-549, we would expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution, to the extent such sales, marketing, manufacturing and distribution are not the responsibility of a future collaborator. As a result, we expect that our accumulated deficit would also increase significantly.
IPI-549 is under clinical development and may never be approved for sale or generate any revenue. We will not be able to generate product revenue unless and until IPI-549 successfully completes clinical trials and receives regulatory approval. We do not expect to generate revenue from product sales for the foreseeable future. Even if we eventually generate revenues, we may never be profitable, and if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, and maintain our research and development efforts, and cause a decline in the value of our common stock.
We will need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate the development of IPI-549 or future efforts to commercialize IPI-549.
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time consuming, expensive and uncertain process that takes years to complete. We will need substantial additional funds to support our planned operations. In the absence of additional funding or business development activities, we believe that our existing cash, cash equivalents and available-for-sale securities at December 31, 2018 will be adequate to satisfy our capital needs for at least the next twelve months.
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

•
any federal government shutdown that prevents or delays the U.S. Securities and Exchange Commission, or SEC, from processing any future registration statements we may file to register shares for capital raising purposes; and

•	a loss in our investments due to general market conditions or other reasons.
Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
We may seek additional funding through public or private financings of equity or debt securities, but such financing may not be available on acceptable terms, if at all. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders, increased fixed payment obligations and the existence of securities with rights that may adversely affect the rights of our existing stockholders including liquidation or other preferences and anti-dilution protections. For example, during the fiscal year ending December 31, 2018, we sold 4,461,893 shares of common stock at a weighted average price per share of $2.18 under our common stock sales facility for $9.3 million in net proceeds. Additionally, we sold 1,134,689 shares of common stock to Millennium Pharmaceuticals, Inc., the designated subsidiary of Takeda Pharmaceutical Company Limited, as partial repayment for the convertible promissory note, or the Takeda Note, we issued on July 26, 2017. We refer to our PI3K inhibitor program licensor, including its several subsidiaries, as Takeda.
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
To date, we have not obtained approval from the FDA or any foreign regulatory authority to market or sell any product candidates. IPI-549 and any future product candidates that we seek to advance will be subject to extensive governmental regulations relating to development, clinical trials, manufacturing and commercialization. Rigorous preclinical testing, testing in clinical trials, and an extensive regulatory approval process are required in the United States and in many foreign jurisdictions prior to the commercial sale of medicinal products.
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
Adverse events or undesirable side effects caused by, or other unexpected properties of, IPI-549, alone or in combination with other agents, could cause us, any collaborators, an institutional review board or regulatory authorities to interrupt, delay or halt clinical trials of IPI-549 and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. If IPI-549 is associated with adverse events or undesirable side effects or has properties that are unexpected, we, or any collaborators, may need to abandon development or limit development of IPI-549 to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause undesirable or unexpected side effects that prevented further development of the compound. Combining two or more agents may increase the instances of or severity of adverse events or undesirable effects.
If the market opportunities for IPI-549 or product candidates we may develop in the future are smaller than we believe they are, even assuming approval of a drug candidate, our business may suffer.
Our projections of both the number of people who are affected by disease within our target indications, as well as the subset of these people who have the potential to benefit from treatment with IPI-549 or product candidates we may develop in the future, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, healthcare utilization databases and market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. Likewise, the potentially addressable patient population for our product candidate may be limited or may not be amenable to treatment with our product candidate, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business.
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

•
our third-party contractors or those of any collaborators, including those manufacturing IPI-549, comparator or combination drugs, or components or ingredients thereof or conducting clinical trials on our behalf or on behalf of any collaborators, may fail to comply with regulatory requirements or meet their contractual obligations to us or any collaborators in a timely manner or at all;

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

•
the supply or quality of raw materials or manufactured product candidates and combination or comparator drugs or other materials necessary to conduct clinical trials of IPI-549 may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply; and

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

Our failure to enroll patients in a clinical trial could delay the initiation or completion of the clinical trial beyond current expectations. In addition, the FDA or other foreign regulatory authorities could require us to conduct clinical trials with a larger number of patients than has been projected for IPI-549 or any product candidates we may develop in the future. As a result of these factors, we may not be able to enroll a sufficient number of patients in a timely or cost-effective manner.
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
Any delay in obtaining, or an inability to obtain, marketing approvals would prevent us from commercializing IPI-549 or any product candidates we may develop in the future, or any companion diagnostics, generating revenues and achieving and sustaining profitability. If any of these outcomes occurs, we may be forced to abandon our development efforts for one or more product candidates, which could significantly harm our business.

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
As a result of entering into any such arrangements with third parties to perform sales, marketing and distribution services, our product revenues or the profitability of these product revenues may be lower, perhaps substantially lower, than if we were to directly market and sell our products in those markets. Furthermore, we may be unsuccessful in entering into the necessary arrangements with third parties or may be unable to do so on terms that are favorable to us. In addition, we may have little or no control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively.
If we do not establish sales, marketing and distribution capabilities, either on our own or in collaboration with third parties, we will not be successful in commercializing IPI-549 or any of product candidates we may develop in the future that receive marketing approval.

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
IPI-549 is an inhibitor of the gamma isoform of PI3K, and we believe it is the only PI3K-gamma selective inhibitor in clinical development. However, there are many competitors developing or commercializing therapies targeting macrophage biology, including the following competitors, which we believe to be conducting clinical studies of product candidates targeting one or more aspects of macrophage biology: Array Biopharma, Inc., Deciphera Pharmaceuticals, Inc., Incyte Corporation (through its collaboration with Calithera Inc.), Bristol-Myers Squibb Company (through its collaboration with Five Prime Therapeutics, Inc.), Plexxikon Inc., GlaxoSmithKline plc, Eli Lilly and Company, Amgen Inc., F. Hoffmann-La Roche Ltd, Janssen Research & Development, LLC, a subsidiary of Johnson & Johnson, Forty Seven Inc., Surface Oncology, Inc., Celgene Corporation, Trillium Therapeutics Inc., Pfizer Inc., XBiotech, Inc., AbbVie Inc., Takeda Pharmaceuticals International, Inc., Novartis AG, Efranat Ltd., Seattle Genetics, Inc., AstraZeneca PLC, Apexigen Inc., X4 Pharmaceuticals, Inc., Syndax Pharmaceuticals, Inc., Syntrix Biosystems, Inc., Eisai Co., Ltd., Vaccinex, Inc., and Alligator Bioscience AB.
Further, the broader field of IO is crowded with innovative therapies that may compete with IPI-549, including checkpoint inhibitor therapies such as PD-1 inhibitors nivolumab and pembrolizumab; PDL-1 inhibitors atezolizumab, avelumab, and durvalumab; and CTLA-4 inhibitors ipilimumab, and tremelimumab. Many of these checkpoint inhibitor therapies are being evaluated in combination with other non-checkpoint inhibitor IO product candidates. For example, nivolumab, which we are currently testing in combination with IPI-549, is being evaluated by others in multiple clinical trials in combination with non-checkpoint inhibitor candidates such as BMS-986016, an anti-LAG3 antibody; elotuzumab, a CD319 antibody; urelumab, a CD137 antibody; cabiralizumab, an anti-CSF1R antibody; and NKTR-214, an IL-2R agonist. The success of competing IO therapies may limit the number of patients available for enrollment in our clinical trials.
Our competitors may commence and complete clinical testing of their product candidates, obtain regulatory approvals and begin commercialization of their products sooner than we and/or our collaborators may for IPI-549. These competitive products may have superior safety or efficacy, have more attractive pharmacologic properties, or be manufactured less expensively than IPI-549. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, the development of IPI-549 or future product candidates we may develop.
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
The commercial success of IPI-549 will depend substantially, both domestically and abroad, on the extent to which the costs of IPI-549 will be paid by third-party payors, including government healthcare programs and private health insurers. If coverage is not available, or reimbursement is limited, we, or any future collaborators, may not be able to successfully commercialize IPI-549. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us, or any future collaborators, to establish or maintain pricing sufficient to realize a sufficient return on our or their investments. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors and coverage and reimbursement levels for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time consuming and costly process that may require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

The extent to which patients have third-party payor coverage that could in principle cover treatment with IPI-549 may be affected by legislative and regulatory changes relating to the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the ACA. For instance, the so-called “individual mandate” provisions of the ACA require most individuals to carry acceptable insurance for themselves and their family, whether through the government or a private insurer, or else incur a penalty. However, the tax reform legislation signed into law on December 22, 2017, eliminated the penalty for failure to comply with the individual mandate, effective for periods beginning after December 31, 2018. This change and other legislative or regulatory actions in relation to the ACA may increase the pool of patients lacking third-party payor coverage. There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved drugs. Marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we, or any future collaborators, might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, or prevent it altogether, which may negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability or the ability of any future collaborators to recoup our or their investment in IPI-549, even if IPI-549 obtains marketing approval.
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
Once an NDA is approved, the product covered thereby becomes a “reference-listed drug” in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” or the Orange Book. Manufacturers may seek approval of generic versions of reference-listed drugs through submission of abbreviated new drug applications, or ANDAs, in the United States. In support of an ANDA, a generic manufacturer need not conduct clinical trials. Rather, the applicant generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labeling as the reference-listed drug and that the generic version is bioequivalent to the reference-listed drug, meaning it is absorbed in the body at the same rate and to the same extent. Generic products may be significantly less costly to bring to market than the reference-listed drug and companies that produce generic products are generally able to offer them at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference-listed drug may be lost to the generic product.
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
We face an inherent risk of product liability exposure related to the testing of IPI-549 or any future product candidates in human clinical trials, and we and any licensees will face an even greater risk as we or they commercially sell any products that we or they may develop, such as duvelisib. If we or our licensees cannot successfully defend ourselves or themselves against claims that our product candidates or products caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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
Risks Related to Our Dependence on Third Parties
If a collaborator terminates or fails to perform its obligations under agreements with us, the development and commercialization of IPI-549 or any future product candidates we may develop could be delayed or terminated.
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
Contract manufacturers may also encounter difficulties involving production yields or delays in performing their services. We do not have control over third-party manufacturers’ performance and compliance with applicable regulations and standards. If, for any reason, our manufacturers cannot perform as agreed, we may be unable to replace such third-party manufacturers in a timely manner, and the production of IPI-549 or any future product candidates would be interrupted, resulting in delays in clinical trials and additional costs. Switching manufacturers may be difficult because the number of potential manufacturers is limited, the demand for such services is high and, depending on the type of material manufactured at the contract facility, the change in contract manufacturer must be submitted to and/or approved by the FDA and comparable regulatory authorities outside of the United States. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our product candidates after receipt of regulatory approval. It may be difficult or impossible for us to quickly find a replacement manufacturer on acceptable terms, or at all.

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
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•
others may be able to make products that are similar to IPI-549 or any future product candidates we may develop but that are not covered by the claims of the patents that we own or license or may own in the future;

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
Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. On March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, Brexit could materially impact the regulatory regime with respect to the approval of IPI-549 or any future product candidates we may develop in the United Kingdom or the European Union. For example, the British government has begun negotiating the terms of the UK’s withdrawal from the EU. It is unclear what impact Brexit may have, if any, on the development and commercialization of IPI-549, although the first practical effects of Brexit on healthcare were felt in November 2017 when EU member states voted to move the European Medicines Agency, or the EMA, the EU’s regulatory body, from London to Amsterdam. Operations in Amsterdam are slated to commence by March 30, 2019, although the move itself could cause significant disruption to the regulatory approval process in Europe.
The United Kingdom has a period of a maximum of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the European Union. If no formal withdrawal agreement is reached between the United Kingdom and the European Union, then it is expected the United Kingdom's membership of the European Union will automatically terminate two years after the submission of the notification of the United Kingdom's intention to withdraw from the European Union. Discussions between the United Kingdom and the European Union focused on finalizing withdrawal issues and transition agreements are ongoing. However, limited progress to date in these negotiations and ongoing uncertainty within the UK Government and Parliament sustains the possibility of the United Kingdom leaving the European Union on March 29, 2019 without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption.
Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing IPI-549, or any future product candidates we may develop, in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.
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
The FDA and other agencies, including the Department of Justice, or the DOJ, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and DOJ impose stringent restrictions on manufacturers’ communications regarding off-label use and if we do not market our products for their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the FDCA and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations and enforcement actions alleging violations of federal and state healthcare fraud and abuse laws, as well as state consumer protection laws.
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

Under the CURES Act and the Trump Administration’s regulatory reform initiatives, the FDA’s policies, regulations and guidance may be revised or revoked and that could prevent, limit or delay regulatory approval of IPI-549 or any future product candidates we may develop, which would impact our ability to generate revenue.
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
If our operations are found to be in violation of any of the laws described above or any governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our financial results. As we move toward potential commercialization of IPI-549, any corporate compliance program we design would be intended to ensure that we will market and sell any future products that we successfully develop from IPI-549 or other product candidates we may develop in compliance with all applicable laws and regulations. However, if implemented, we cannot guarantee that such program would protect us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.
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
Recently enacted and future legislation may increase the difficulty and cost for us and any future collaborators to obtain marketing approval of and commercialize IPI-549 or any product candidates we may develop and affect the prices we, or they, may obtain.
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

In March 2010, then-President Obama signed into law the ACA. Among the provisions of the ACA of potential importance to our business and IPI-549, including, without limitation, our ability to commercialize and the prices we may obtain for IPI-549 or any future product candidates we may develop and that are approved for sale, are the following:

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
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2024 unless additional congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for IPI-549 or any future product candidates we may develop for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.
Since enactment of the ACA, there have been numerous legal challenges and congressional actions to repeal and replace provisions of the law. For example, with enactment of the TCJA, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Further, each chamber of the Congress has put forth multiple bills designed to repeal or repeal and replace portions of the ACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the ACA. The Congress may likely consider other legislation to replace elements of the ACA, during the next congressional session. It is possible that repeal and replacement initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits. While the timing and scope of any potential future legislation to repeal and replace ACA provisions is highly uncertain in many respects, it is also possible that some of the ACA provisions that generally are not favorable for the research-based pharmaceutical industry could also be repealed along with ACA coverage expansion provision. We will continue to evaluate the effect that the ACA and its possible repeal and replacement could have on our business.
The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the Trump Administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in

ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

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
The costs of prescription pharmaceuticals in the United States has also been the subject of considerable discussion in the United States, and members of Congress and the Administration have stated that they will address such costs through new legislative and administrative measures. The pricing of prescription pharmaceuticals is also subject to governmental control outside the United States. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost effectiveness of IPI-549 or future product candidates we may develop to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our ability to generate revenues and become profitable could be impaired. In the European Union, similar political, economic and regulatory developments may affect our ability to profitably commercialize our products. In addition to continuing pressure on prices and cost containment measures, legislative developments at the European Union or member state level may result in significant additional requirements or obstacles that may increase our operating costs.
Specifically, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump Administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on May 11, 2018, the Trump Administration issued a plan to lower drug prices. Under this blueprint for action, the Trump Administration indicated that the HHS will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases.
At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for IPI-549 or future product candidates we may develop or additional pricing pressures.
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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The 2008 global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as that in 2008, could result in a variety of risks to our business, including weakened demand for IPI-549 or any future product candidates we may develop and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could strain our suppliers, possibly resulting in supply disruption, or cause delays in payments for our services by third-party payors or our collaborators. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
Our internal computer systems, or those of any collaborators or contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.
Despite the implementation of security measures and certain data recovery measures, our internal computer systems and those of third parties with which we contract are vulnerable to damage from cyber attackscyber-attacks, computer viruses, unauthorized access, sabotage, natural disasters, terrorism, war, and telecommunication and electrical failures and other disruptions. System failures, accidents. Any system failure, accident or security breaches could causebreach that causes interruptions in our operations, for us or those third parties with which we contract, and could result in a material disruption of our clinical and commercialization activitiesproduct development programs and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. TheFor example, the loss of clinical trial data from completed clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to resultresults in a loss of, or damage to, our data or applications, or inappropriate public disclosure of confidential or proprietary information, we could incur liability and our product development and commercialization efforts could be delayed. Such delay could have a material adverse impact on our business, operating results and financial condition.may incur liabilities and the further development of IPI-549, or any future product candidates we may develop, may be delayed. In addition, we may not have adequate insurance coverage to provide compensation for any losses associated with such events.
We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of our company, including personal information of our employees. In addition, outside parties may attempt to penetrate our systems or those of our vendors or fraudulently induce our employees or employees of our vendors to disclose sensitive information to gain access to our data. Like other companies, we may experience threats to our data and systems, including malicious codes and viruses, and other cyber-attacks. The number and complexity of these threats continue to increase over time. If a material breach of our security or that of our vendors occurs, the market perception of the effectiveness of our security measures could be harmed, we could lose business and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to repair or replace information systems or networks. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely.
Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could have a material adverse effect on our business, financial condition or results of operations.
The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the European Union’s General Data Protection Regulation 2016/679, or GDPR, imposes strict obligations on the processing of personal data, including personal health data, and the free movement of such data. The GDPR applies to any company established in the European Union as well as any company outside the European Union that processes personal data in connection with the offering of goods or services to individuals in the European Union or the monitoring of their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, obligations relating to: processing health and other sensitive data; obtaining consent of individuals; providing notice to individuals regarding data processing activities; responding to data subject requests; taking certain measures when engaging third-party processors; notifying data subjects and regulators of data breaches; implementing safeguards to protect the security and confidentiality of personal data; and transferring personal data to countries outside the European Union, including the United States. The GDPR imposes additional obligations and risks upon our business and substantially increases the penalties to which we could be subject in the event of any non-compliance, including fines of up to €20 million or 4% of total worldwide annual turnover, whichever is higher. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages. Given the breadth and depth of changes in data protection obligations, preparing for and complying with the GDPR’s requirements has required and will continue to require significant time, resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the European Union. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices or lead to government enforcement actions, private litigation or significant fines and penalties against us, reputational harm and could have a material adverse effect on our business, financial condition or results of operations.

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
In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss and credit carryovers to reduce its tax liability for post-change periods may be limited. We may experience ownership changes as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. In addition, we have not conducted a detailed study to document whether our historical activities qualify to support the research and development credits currently claimed as a carryover. A detailed study could result in adjustment to our research and development credit carryovers. If we determine that an ownership change has occurred and our ability to use our historical net operating loss and tax credit carryovers is materially limited, or if our research and development credit carryforwards are adjusted, our use of those attributes to offset future income tax liabilities would be limited.
Comprehensive changes to the U.S. tax code made by 2017’s tax reform law could adversely affect our business and financial condition.
On December 22, 2017, President Trump signed into law legislation, the TCJA, that significantly revised the Internal Revenue Code. The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the TCJA remains uncertain and our business and financial condition could be adversely affected. In addition, how various states will respond to the TCJA continues to be uncertain. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.
Our effective tax rate may fluctuate, and we may incur obligations in tax jurisdictions in excess of accrued amounts.
Our effective tax rate may be different than experienced in the past due to numerous factors, including as a result of applying the provisions of the TCJA (as such provisions may be elaborated on or further developed in guidance, regulations and technical corrections pertaining to the TCJA), changes in the mix of our profitability apportioned to tax jurisdictions in which we may operate, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities, changes in accounting for income taxes and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.

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
Inadequate funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
Our executive officers, directors and major shareholders may be able to exert significant control over the company, which may make an acquisition of us difficult.
To our knowledge, based on the number of shares of our common stock outstanding on March 1, 2019, stockholders beneficially owning 5% or more of our common stock, as well as our executive officers, directors, and their respective affiliates, beneficially owned in the aggregate approximately 32% of our common stock. These stockholders have the ability to influence our company through this ownership position. For example, as a result of this concentration of ownership, these stockholders, if acting together, may have the ability to affect the outcome of matters submitted to our stockholders for approval, including the election and removal of directors, changes to our equity compensation plans and any merger or similar transaction. This concentration of ownership may, therefore, harm the market price of our common stock by:

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
As of December 31, 2018, we had $58.6 million in cash and cash equivalents. We historically have invested these amounts in money market funds, corporate obligations, U.S. government-sponsored enterprise obligations, U.S. Treasury securities and mortgage-backed securities meeting the criteria of our investment policy, which prioritizes the preservation of our capital. Corporate obligations may include obligations issued by corporations in countries other than the United States, including some issues that have not been guaranteed by governments and government agencies. Our investments are subject to general credit, liquidity, market and interest rate risks and instability in the financial markets. We may realize losses in the fair value of these investments or a complete loss of these investments. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio may have a material adverse effect on our financial results and the availability of cash to fund our operations.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
On September 1, 2017, we entered into a lease covering 6,091 square feet of office space located at 784 Memorial Drive. The lease expires on August 31, 2019.
Item 3. Legal Proceedings
We are not a party to any material legal proceedings.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders
Our common stock is traded on the Nasdaq Global Select Market under the symbol “INFI.” As of March 8, 2019, there were 48 holders of record of our common stock.
Item 6. Selected Financial Data
Not applicable.
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

Overview
We are an innovative biopharmaceutical company dedicated to developing novel medicines for people with cancer. We combine proven scientific expertise with a passion for developing novel small molecule drugs that target disease pathways for potential applications in oncology. We are focusing our efforts on advancing IPI-549, an orally administered, clinical-stage, immuno-oncology product candidate that selectively inhibits the enzyme phosphoinositide-3-kinase-gamma, or PI3K-gamma. We believe IPI-549 is the only selective inhibitor of PI3K-gamma being investigated in clinical trials. We have worldwide development and commercialization rights to IPI-549, subject to certain success-based milestone payment obligations to our licensor, Takeda Pharmaceutical Company Limited, or Takeda, as described in more detail under Part I—Business Overview—Collaborations—Takeda.
MARIO-1: MAcrophage Reprogramming in Immuno-Oncology, or MARIO-1, is our ongoing Phase 1/1b, first-in-human clinical trial designed to evaluate the safety, tolerability, pharmacokinetics, and pharmacodynamics of IPI-549 as a monotherapy and in combination with nivolumab, also known as Opdivo®, in approximately 220 patients with advanced solid tumors. Nivolumab is a checkpoint inhibitor therapy commercialized by Bristol-Myers Squibb Company, or BMS, that targets a receptor in the human body called programmed death receptor 1, or PD-1. Data from the dose-escalation components of MARIO-1, which are complete, demonstrate that IPI-549 is well tolerated as a monotherapy at all doses studied up to the recommended monotherapy expansion dose of 60 mg once daily, or QD, and in combination with the standard dose of nivolumab up to the recommended combination expansion dose of 40 mg once daily, or QD. The combination therapy expansion includes: cohorts of patients with non-small cell lung cancer, melanoma, and squamous cell carcinoma of the head and neck whose tumors have shown initial resistance or subsequently have developed resistance to immune checkpoint therapy; a cohort of patients with triple negative breast cancer who have not been previously treated with a checkpoint inhibitor; a cohort of patients with mesothelioma; and a cohort of patients who have a high baseline level of myeloid-derived suppressor cells, the presence of which correlates to a poor response to PD-1 and PD-L1 inhibitors.
We reported data from the combination expansion cohorts of the MARIO-1 trial in a late-breaking poster presentation at the 33rd Annual Meeting of the Society for Immunotherapy of Cancer, or SITC, on November 10, 2018. The data demonstrated that IPI-549 in combination with the standard dose of nivolumab is well-tolerated with no treatment-related deaths among the 82 patients evaluable for safety as of the October 14, 2018 data-cutoff date. Among the 44 patients evaluable for activity, 15 patients showed a best response of stable disease or better, including one partial response in an advanced melanoma patient who progressed on immediate prior nivolumab therapy. In addition, a patient with chemotherapy-resistant triple-negative breast cancer, or TNBC, showed a 26% reduction in tumor target lesions at the first assessment. Reductions in elevated baseline levels of myeloid-derived suppressor cells, or MDSCs, as well as corresponding increases in the proliferative fraction of previously exhausted memory cytotoxic T cells were seen in these patients. The data included long-term follow up on additional partial responses in two patients from the combination dose escalation. One patient with microsatellite stable gallbladder cancer and another with adrenocortical carcinoma maintained a partial response for over 12 months and 17 months, respectively. These patients also demonstrated sustained inhibition of MDSCs during the period in which the partial response was maintained.
We plan to expand our IPI-549 clinical development in the first half of 2019 with initiation of MARIO-275, a global randomized study in immuno-oncology naïve patients with urothelial cancer, and a study with Arcus investigating IPI-549 in a triple therapy combination in previously treated patients with advanced triple-negative breast cancer, or TNBC. In the second half of 2019 we intend to complete enrollment in the MARIO-1 combination expansion cohorts and to initiate a combination study of IPI-549 in front-line advanced cancer patients.
We have primarily incurred operating losses since inception. Our net loss was $11.3 million and $41.8 million for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, we had an accumulated deficit of $678.8 million. As we have no approved products, we have not generated any revenue from product sales and, to date, all our revenue has been generated under collaboration agreements, including payments to us of upfront license fees, funding or reimbursement of research and development efforts, milestone payments if specified objectives are achieved, and royalties on product sales. As of December 31, 2018, we had approximately $58.6 million in cash, cash equivalents and available-for-sale securities. We will need substantial additional funds to support our planned operations. In the absence of additional funding or business development activities, we believe that our existing cash, cash equivalents and available-for-sale securities will be adequate to satisfy our capital needs for at least the next twelve months based on planned levels of spending.

We expect to continue to spend significant resources to fund the development and potential commercialization of IPI-549, and we expect to incur significant operating losses for the foreseeable future. We expect to incur substantial operating losses over the next several years as our clinical trial and drug manufacturing activities increase. In addition, in connection with seeking and possibly obtaining regulatory approval of IPI-549 or any future product candidates we may develop, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. As a result, we expect that our accumulated deficit will also increase significantly.
Financial Overview
Revenue
To date, all of our revenue has been generated under collaboration agreements, including payments to us of upfront license fees, funding or reimbursement of research and development efforts, milestone payments if specified objectives are achieved, and royalties on product sales. In the future, we may generate revenue from a combination of product sales, research and development support services and milestone payments in connection with strategic relationships, as well as royalties resulting from the sales of products developed under licenses of our intellectual property. We expect that any potential future revenue we generate will fluctuate from year to year as a result of the timing and amount of license fees, research and development reimbursement, milestone, royalty and other payments earned under our collaborative or strategic relationships and the amount and timing of payments that we earn upon the sale of our products, to the extent any are successfully commercialized.
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
Royalty Expense
Royalty expense represents expense associated with amounts owed to third parties as a result of royalty revenue recognized.
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
Effective January 1, 2018, we adopted Financial Accounting Standards Board Accounting Standard Codification Topic 606, Revenue from Contracts with Customers, or ASC 606. The standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The standard allows for two transition methods - full retrospective, in which the standard is applied to each prior reporting period presented, or modified retrospective, in which the cumulative effect of initially applying the standard is recognized at the date of initial adoption. We elected the modified retrospective approach and applied it to contracts not completed at the date of adoption. Therefore, comparative prior periods have not been adjusted. The adoption of the standard did not have a material impact on our financial position and results of operations when applied to our out-licensing arrangements. See Note 10 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional details on these arrangements.
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
We recognize sales-based milestones and royalty revenue based upon net sales by the licensee of licensed products in licensed territories, and in the period the sales occur under the sales- and usage-based royalty exception when the sole or predominate item to which the royalty relates is a license to intellectual property.
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
Results of Operations
The following table summarizes our results of operations for the years ended December 31, 2018 and 2017, in thousands, together with the change in each item as a percentage.

	2018	2017	% Change
Collaboration revenue	$22,000	$6,000	267%
Royalty revenue	146	—	—%
Research and development expense	(19,758)	(20,830)	(5)%
General and administrative expense	(14,248)	(21,615)	(34)%
Royalty expense	(69)	—	—%
Investment and other income	769	1,787	(57)%
Interest expense	(93)	(1,010)	(91)%
Other expense (note 9)	—	(6,882)	(100)%
Income taxes benefit (expense)	—	720	(100)%
Revenue
Our revenue during the year ended December 31, 2018 consisted of approximately:

•
$22.0 million of revenue related to a payment from Verastem upon approval by the U.S. Food and Drug Administration, or FDA, of duvelisib for the treatment of adult patients with relapsed or refractory chronic lymphocytic leukemia or small lymphocytic lymphoma after at least two prior therapies, as well as adult patients with relapsed or refractory follicular lymphoma after at least two prior systemic therapies.

•	$0.1 million of revenue related to royalties from Verastem on net sales of duvelisib following the FDA approval in the third quarter of 2018.
Our revenue during the year ended December 31, 2017 consisted of:

•
$6.0 million of revenue related to the achievement by Verastem of the successful completion of the DUO clinical study of duvelisib and our receipt of the associated payment under our agreement with Verastem.

Research and Development Expense
Research and development expenses represented approximately 58% and 49% of our total operating expenses for the years ended December 31, 2018 and 2017, respectively.
Research and development expense is comparable for the years ended December 31, 2018 and 2017.
We began to track and accumulate costs by major program starting on January 1, 2006. These expenses primarily relate to payroll and related expenses for personnel working on the programs, process development and manufacturing, preclinical toxicology studies, clinical trial costs and allocated costs of facilities. During the years ended December 31, 2018 and 2017 and from January 1, 2006 through December 31, 2018, we estimate that we incurred $19.8 million, $20.8 million and $629.5 million, respectively, on our PI3K inhibitor program, including IPI-549 and duvelisib.
We expect our research and development expense to increase as a result of our continued clinical development of IPI-549. We do not believe that the historical costs associated with our lead drug development programs are indicative of the future costs associated with these programs, nor represent what any other future drug development programs we initiate may cost. Due to the variability in the length of time and scope of activities necessary to develop a product candidate and uncertainties related to our cost estimates and our ability to obtain marketing approval for IPI-549 or any future product candidates we may develop, accurate and meaningful estimates of the total costs required to bring product candidates to market are not available.
Because of the risks inherent in drug development, we cannot reasonably estimate or know:

•	the nature, timing and estimated costs of the efforts necessary to complete the development of our programs;

•	the completion dates of these programs; or

•	the period in which material net cash inflows are expected to commence, if at all, from the programs described above and any potential future product candidates.
There is significant uncertainty regarding our ability to successfully develop any product candidates. These risks include the uncertainty of:

•	the scope, rate of progress and cost of our clinical trials that we are currently conducting or may commence in the future;

•	clinical trial results;

•	the cost of establishing clinical supplies of any product candidates;

•	the cost and availability of combination and comparator drugs;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights relating to our programs under development;

•	the terms and timing of any collaborations, licensing and other arrangements that we have or may establish in the future relating to our programs under development;

•	the cost and timing of regulatory approvals; and

•	the effect of competing technological and market developments.
General and Administrative Expense
The decrease in general and administrative expense for the year ended December 31, 2018 as compared to the year ended December 31, 2017 was primarily attributable to a decrease of $5.0 million in compensation, related to a reduction in bonus and stock compensation, and a decrease of $1.7 million related to the exit of our previous facility lease effective August 31, 2017.
Royalty Expense
Royalty expense represents the 4% royalty on net sales of duvelisib to cover the reimbursement of research and development costs owed by us to Mundipharma International Corporation Limited and Purdue Pharmaceutical Products L.P.

Investment and Other Income
Investment and other income decreased in the year ended December 31, 2018 as compared to the year ended December 31, 2017 primarily as a result of  a gain on the sale of personal property, computer equipment, and furniture and fixtures during 2017 and decreased income from subleases at 784 Memorial Drive which ended during the third quarter of 2017.
Interest Expense
Interest expense for the year ended December 31, 2018 decreased as compared to December 31, 2017 due to the termination of the financing obligation in connection with the August 31, 2017 termination of our previous lease (see Note 9 of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K) and the prepayment of the Takeda Note (see Note 10 of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K).
Other Expense
Other expense for the year ended December 31, 2017 represents the loss incurred to terminate the financing obligation in connection with the August 31, 2017 termination of our previous lease. This loss was comprised of: (i) $1.9 million representing the difference between the estimated carrying value of the building and building improvements and the related financing obligation and deferred rent at August 31, 2017; and (ii) the $5.0 million termination payment. Further information regarding the lease termination is described in Note 9 of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Income Taxes
We did not incur any income tax expense during the year ended December 31, 2018. Income tax benefit for December 31, 2017 is a result of monetizing our alternative minimum tax credit carryforwards as permitted by the Tax Cut and Jobs Act that was enacted on December 22, 2017.
Liquidity and Capital Resources
We have not generated any revenue from product sales to date, and we do not expect to generate any such revenue for the foreseeable future, if at all. We have instead relied on the proceeds from sales of equity securities, debt, interest on investments, up-front license fees, expense reimbursement, milestones, royalties and cost sharing under our collaborations to fund our operations. Our available-for-sale debt securities primarily trade in liquid markets, and the average days to maturity of our portfolio, as of December 31, 2018, is less than six months. Because IPI-549 is in an early stage of clinical development and the outcome of our effort is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of IPI-549 or whether, or when, we may achieve profitability.
The following table summarizes the components of our financial condition:

	December 31, 2018	December 31, 2017
	(in thousands)
Cash, cash equivalents and available-for-sale securities	$58,591	$57,609
Working capital	52,100	46,791

	Year Ended December 31,
	2018	2017
	(in thousands)
Cash (used in) provided by:
Operating activities	$(4,714)	$(36,711)
Investing activities	13,104	(4,278)
Financing activities	5,619	(146)

Cash Flows
The principal use of cash in operating activities in all periods presented was related to our research and development programs. Our cash flow used in operating activities for the year ended December 31, 2018 decreased compared to the year ended December 31, 2017 primarily due to the receipt of $22.0 million from Verastem upon approval by the FDA of duvelisib for the treatment of adult patients with relapsed or refractory chronic lymphocytic leukemia or small lymphocytic lymphoma after at least two prior therapies, as well as adult patients with relapsed or refractory follicular lymphoma after at least two prior systemic therapies.
Our cash flow used in operating activities in future periods may vary significantly due to various factors, including potential cash inflows from future collaboration agreements and potential cash outflows for licensing new programs from third parties. We cannot be certain whether and when we may enter into any such collaboration agreements or license agreements.
Our investing activities for the years ended December 31, 2018 and 2017 included purchases and proceeds from maturities and purchases and proceeds from sales of property and equipment. Our investing activities for the year ended December 31, 2018 included $15.7 million in purchases of available-for-sale securities and proceeds of $28.8 million from maturities of available-for-sale securities.
Net cash from financing activities for the year ended December 31, 2018 included net proceeds from our common stock sales facility of $9.3 million, which was partially offset by the prepayment of the Takeda Note (see Note 10 of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K). Net cash from financing activities for the year ended December 31, 2017 included $0.3 million of payments on the financing obligation related to our previous lease.
We will need substantial additional funds to support our planned operations. In the absence of additional funding or business development activities, we believe that our existing cash, cash equivalents and available-for-sale securities will be adequate to satisfy our capital needs for at least the next twelve months. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize one of our current or future product candidates. Until we can generate sufficient levels of cash from operations, and because sufficient funds may not be available to us when needed from collaborations, we expect that we will be required to continue to fund our operations in part through the sale of debt or equity securities or through licensing select programs or partial economic rights that include up-front, royalty and/or milestone payments. Our need to raise additional funds may be accelerated if our research and development expenses exceed our current expectations, if we acquire a third party, or if we acquire or license rights to additional product candidates or new technologies from one or more third parties. Our need to raise additional funds may also be accelerated for other reasons, including, without limitation, if:

•	the scope, progress, results and costs of developing IPI-549, currently in clinical development;

•	the timing of, and the costs involved in, obtaining regulatory approvals for IPI-549;

•	subject to receipt of marketing approval, revenue, if any, received from commercial sales of IPI-549;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;

•	any breach, acceleration event or event of default under any agreements with third parties;

•	the outcome of any lawsuits that could be brought against us;

•	the cost of acquiring raw materials for, and of manufacturing, IPI-549 is higher than anticipated;

•	the cost or quantity required of comparator or combination drugs used in clinical studies increases;

•	the effect of competing technological and market developments;

•
any federal government shutdown that prevents or delays the U.S. Securities and Exchange Commission, or SEC, from processing any future registration statements we may file to register shares for capital raising purposes; and

•	a loss in our investments due to general market conditions or other reasons.
Historically, we have relied on our collaborations for a significant portion of our research and development funding needs through upfront payments, milestones, royalties, and cost reimbursements.
As of December 31, 2018, we have received $254.1 million of net proceeds from our public stock offerings, including our common stock sales facility. We may continue to seek additional funding through public or private financings of equity and/or debt securities, but such financings may not be available on acceptable terms, if at all. In addition, the terms of our financings may be dilutive to, or otherwise adversely affect, holders of our common stock, and such terms may impact our ability to make capital expenditures or incur additional debt.

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
Common Stock Sales Facility
In May 2016, we entered into a controlled equity offering sales agreement, or Sales Agreement, with Cantor Fitzgerald & Co., or Cantor Fitzgerald pursuant to which we may from time to time, at our option, offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million through Cantor Fitzgerald, acting as our sales agent. Cantor Fitzgerald will be entitled to a commission of 3.0% of the aggregate gross proceeds from sales of shares of our common stock under the Sales Agreement. Sales of shares of our common stock under the Sales Agreement may be made by any method permitted by law that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made through the Nasdaq Global Select Market, on any other existing trading market for our common stock or to or through a market maker. We may also authorize Cantor Fitzgerald to sell shares in privately negotiated transactions. During the year ended December 31, 2018, we sold 4,461,893 shares of common stock at a weighted average price per share of $2.18 at-the-market pursuant to the Sales Agreement for an additional $9.3 million in net proceeds. During the year ended December 31, 2017, we issued and sold 10,958 shares of common stock at a weighted average price per share of $2.54 at-the-market pursuant to the Sales Agreement for approximately $27,000 in net proceeds. We have no obligation to sell shares of our common stock and cannot provide any assurances that we will issue any additional shares pursuant to the Sales Agreement. We may also suspend the offering of shares of our common stock upon notice and subject to other conditions.
Off-Balance Sheet Arrangements
Since inception, we have not engaged in any off-balance sheet financing activities, including the use of structured finance, special purpose entities or variable interest entities.
Inflation
We do not believe that inflation has had a significant impact on our revenues or results of operations since inception.
New Accounting Pronouncements
See Note 2 of the notes to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for a description of recent accounting pronouncements applicable to our business.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Not applicable.
Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Infinity Pharmaceuticals, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Infinity Pharmaceuticals, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), Infinity Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 14, 2019 expressed an unqualified opinion thereon.
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
Boston, Massachusetts
March 14, 2019

INFINITY PHARMACEUTICALS, INC.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$48,616	$34,607
Available-for-sale securities	9,975	23,002
Prepaid expenses and other current assets	1,227	777
Total current assets	59,818	58,386
Property and equipment, net	28	219
Other assets	369	748
Total assets	$60,215	$59,353
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,197	$459
Accrued expenses	6,521	5,136
Note payable (note 10)	—	6,000
Total current liabilities	7,718	11,595
Other liabilities	38	28
Total liabilities	7,756	11,623
Commitments and contingencies (note 9)
Stockholders’ equity:
Preferred Stock, $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding at December 31, 2018 and 2017	—	—
Common Stock, $0.001 par value; 100,000,000 shares authorized, 56,907,096 and 50,761,039 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	57	51
Additional paid-in capital	731,178	715,213
Accumulated deficit	(678,772)	(667,519)
Accumulated other comprehensive loss	(4)	(15)
Total stockholders’ equity	52,459	47,730
Total liabilities and stockholders’ equity	$60,215	$59,353
The accompanying notes are an integral part of these consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2018	2017
Revenue:
Collaboration revenue	$22,000	$6,000
Royalty revenue	146	—
Total revenues	22,146	6,000
Operating expenses:
Research and development	19,758	20,830
General and administrative	14,248	21,615
Royalty expense	69	—
Total operating expenses	34,075	42,445
Loss from operations	(11,929)	(36,445)
Other income (expense):
Investment and other income	769	1,787
Interest expense	(93)	(1,010)
Other expense (note 9)	—	(6,882)
Total other income (expense)	676	(6,105)
Loss before income taxes	(11,253)	(42,550)
Income taxes benefit	—	720
Net loss	$(11,253)	$(41,830)
Basic and diluted loss per common share	$(0.20)	$(0.83)
Basic and diluted weighted average number of common shares outstanding	55,411,370	50,560,195
Other comprehensive loss:
Net unrealized holding gains (losses) on available-for-sale securities arising during the period	$11	$(12)
Comprehensive loss	$(11,242)	$(41,842)
The accompanying notes are an integral part of these consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2018	2017
Operating activities
Net loss	$(11,253)	$(41,830)
Adjustments to reconcile net loss to net cash used in operating activities:
Note payable (note 10)	—	6,000
Depreciation	191	1,715
Stock-based compensation, including 401(k) match	3,448	6,972
Non-cash adjustment to financing obligation	—	1,882
Gain on sale of fixed assets	—	(736)
Other, net	138	(25)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(71)	7,110
Accounts payable, accrued expenses and other liabilities	2,833	(17,799)
Net cash used in operating activities	(4,714)	(36,711)
Investing activities
Purchases of property and equipment	—	(43)
Proceeds from sale of assets	—	750
Purchases of available-for-sale securities	(15,686)	(23,985)
Proceeds from maturities of available-for-sale securities	28,790	19,000
Net cash provided by (used in) investing activities	13,104	(4,278)
Financing activities
Proceeds from common stock sales facility, net of issuance costs	9,330	—
Proceeds from issuances of common stock, net	289	146
Repayment of note payable	(4,000)	—
Payments on financing obligation	—	(292)
Net cash provided by (used in) financing activities	5,619	(146)
Net increase (decrease) in cash and cash equivalents	14,009	(41,135)
Cash, cash equivalents and restricted cash at beginning of period	34,607	75,742
Cash, cash equivalents and restricted cash at end of period	$48,616	$34,607
Supplemental cash flow information
Cash paid for interest	$—	$802
Supplemental schedule of noncash activities
Issuance of common stock for repayment of note payable, including interest	$2,301	$—
Issuance of common stock for compensation	$493	$—
The accompanying notes are an integral part of these consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2016	50,374,871	$50	$708,096	$(625,689)	$(3)	$82,454
Stock-based compensation expense			6,526			6,526
401(k) plan match issued in common stock	111,235		136			136
Issuance of common stock related to employee stock purchase plan	38,648		56			56
Vesting of restricted stock and other, net	236,285	1	399			400
Unrealized loss on marketable securities					(12)	(12)
Net loss				(41,830)		(41,830)
Balance at December 31, 2017	50,761,039	$51	$715,213	$(667,519)	$(15)	$47,730
Exercise of stock options	135,000		199			199
Stock-based compensation expense			3,323			3,323
Issuance of common stock related to sales facility, net of issuance costs	4,461,893	5	9,325			9,330
Issuance of common stock related to repayment of note payable	1,134,689	1	2,300			2,301
Issuance of common stock, net	414,475		818			818
Unrealized gain on marketable securities					11	11
Net loss				(11,253)		(11,253)
Balance at December 31, 2018	56,907,096	$57	$731,178	$(678,772)	$(4)	$52,459

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
We determine the appropriate classification of marketable securities at the time of purchase and reevaluate such designation at each balance sheet date. We have classified all of our marketable securities at December 31, 2018 and 2017 as “available-for-sale.” We carry available-for-sale securities at fair value. Unrealized gains and losses on available-for-sale debt securities are reported in accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity.
We adjust the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. We include such amortization and accretion in investment and other income. The cost of securities sold is based on the specific identification method. We include in investment income interest and dividends on securities classified as available-for-sale.
We conduct periodic reviews to identify and evaluate each available-for-sale debt securities that is in an unrealized loss position in order to determine whether an other-than-temporary impairment exists. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. For available-for-sale debt securities in an unrealized loss position, we perform an analysis to assess whether we intend to sell or whether we would more likely than not be required to sell the security before the expected recovery of the amortized cost basis. Where we intend to sell a security, or may be required to do so, the security’s decline in fair value is deemed to be other-than-temporary, and the full amount of the unrealized loss is recorded within earnings as an impairment loss. Unrealized losses on available-for-sale debt securities that are determined to be temporary, and not related to credit loss, are recorded, net of tax, in accumulated other comprehensive income (loss).
Regardless of our intent to sell a security, we perform additional analysis on all securities in an unrealized loss position to evaluate losses associated with the creditworthiness of the security. Credit losses are identified where we do not expect to receive cash flows sufficient to recover the amortized cost basis of a security and are recorded within earnings as an impairment loss.

Liquidity
As of December 31, 2018, our cash, cash equivalents and available-for-sale securities balance was $58.6 million. We have primarily incurred operating losses since inception and have relied on our ability to fund our operations through collaboration and license arrangements and through the sale of stock. We expect to continue to spend significant resources to fund the development and potential commercialization of IPI-549, an orally administered immuno-oncology product candidate that selectively inhibits the enzyme phosphoinositide-3 kinase gamma, or PI3K gamma, and to incur significant operating losses for the foreseeable future.
We believe that our existing cash, cash equivalents and available-for-sale securities will be adequate to satisfy our forecasted operating needs for at least the next twelve months. For more information, refer to the section titled “Liquidity and Capital Resources” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

Fair Value Measurements
We define fair value as the price that we would receive to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We determine fair value based on the assumptions market participants use when pricing the asset or liability. We use a valuation hierarchy for disclosure of the inputs used to measure fair value. This hierarchy prioritizes the inputs into three broad levels. Level 1 inputs, which we consider the highest level inputs, are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on our own assumptions used to measure assets and liabilities at fair value. The classification of a financial asset or liability within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.
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
Revenue Recognition
To date, all our revenue has been generated under collaboration agreements, including payments to us of upfront license fees, funding or reimbursement of research and development efforts, milestone payments, if specified objectives are achieved, and royalties on product sales.
Effective January 1, 2018, we adopted Financial Accounting Standards Board, or FASB, Accounting Standard Codification, or ASC, Topic 606, Revenue from Contracts with Customers, or ASC 606. The standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The standard allows for two transition methods - full retrospective, in which the standard is applied to each prior reporting period presented, or modified retrospective, in which the cumulative effect of initially applying the standard is recognized at the date of initial adoption. We elected the modified retrospective approach and applied it to contracts not completed at the date of adoption. Therefore, comparative prior periods have not been adjusted. The adoption of the standard did not have a material impact on our financial position and results of operations when applied to our out-licensing arrangements. See Note 10 for additional details on these arrangements.
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
We recognize sales-based milestones and royalty revenue based upon net sales by the licensee of licensed products in licensed territories, and in the period the sales occur under the sales- and usage-based royalty exception when the sole or predominate item to which the royalty relates is a license to intellectual property.
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
Due to the uncertainty surrounding the realization of the net deferred tax assets in future periods, we have recorded a full valuation allowance against our otherwise recognizable net deferred tax assets as of December 31, 2018 and 2017.
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

	At December 31,
	2018	2017
Stock options	8,151,608	7,460,722
Warrants	1,000,000	1,000,000
Comprehensive Loss
Comprehensive loss is comprised of net loss and other comprehensive income (loss). Other comprehensive income (loss) is comprised of unrealized holding gains and losses arising during the period on available-for-sale securities that are not other-than-temporarily impaired. During the year ended December 31, 2018, there were no material reclassifications out of accumulated other comprehensive income (loss).
Stock-based Compensation Expense
For awards granted to employees and directors, including our 2013 Employee Stock Purchase Plan, or ESPP, we measure stock-based compensation cost at the grant date based on the estimated fair value of the award and recognize it as expense over the requisite service period on a straight-line basis. Following the adoption of Accounting Standards Update, or ASU, No. 2018-07, Compensation—Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting, or ASU No. 2018-07, the accounting for non-employee awards will be generally consistent with that of employee awards. The measurement date for non-employee awards is the date of grant without changes in the fair value of the award. Stock-based compensation costs for non-employees are recognized as expense over the vesting period on a straight-line basis. We use the Black-Scholes valuation model in determining the fair value of all equity awards. For awards with performance conditions, we estimate the likelihood of satisfaction of the performance conditions, which affects the period over which the expense is recognized. When the performance conditions related to these awards are determined to be probable, we recognize the expense over the requisite service period. We have no awards with market conditions.

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
Reclassifications
Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year presentation. Adjustments have been made to the Consolidated Statements of Cash Flows to aggregate certain items. These reclassifications have no impact on previously reported net income, net loss or cash flows.
New Accounting Pronouncements
In February 2016, the FASB, issued ASU No. 2016-02, Leases, or ASU No. 2016-02, which requires lessees to recognize the assets and liabilities arising from leases on the balance sheet. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, requiring the use of a modified retrospective transition approach applied at the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, or ASU No. 2018-10, and ASU No. 2018-11, Leases (Topic 842) Targeted Improvements, or ASU No. 2018-11. ASU No. 2018-10 provides certain amendments that affect narrow aspects of the guidance issued in ASU No. 2016-02. ASU No. 2018-11 allows all entities adopting ASU No. 2016-02 to choose an additional (and optional) transition method of adoption under the modified retrospective approach, which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We expect to use the optional transition method presented in ASU No. 2018-11 and the available practical expedients permitted under the transition guidance within the new standard on adoption. The adoption of ASU No. 2016-02 is not expected to have a material impact on our consolidated financial statements.
Recently Adopted Accounting Pronouncements
Effective January 1, 2018, we adopted ASC Topic 606. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The standard allows for two transition methods - full retrospective, in which the standard is applied to each prior reporting period presented, or modified retrospective, in which the cumulative effect of initially applying the standard is recognized at the date of initial adoption. We elected the modified retrospective approach and applied it to contracts not completed at the date of adoption. Therefore, comparative prior periods have not been adjusted. The adoption of the standard did not have a material impact on our financial position and results of operations when applied to our out-licensing arrangements. See Note 10 for additional details on these arrangements.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments: Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU No. 2016-01, which amends certain aspects of accounting and disclosure requirements for financial instruments, including the requirement that equity investments with readily determinable fair values be measured at fair value with any changes in fair value recognized in a company’s results of operations. Equity investments that do not have readily determinable fair values may be measured at fair value or at cost minus impairment adjusted for changes in observable prices. We adopted ASU No. 2016-01 as of January 1, 2018. The adoption of ASU No. 2016-01 did not have an impact on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments, or ASU No. 2016-15, which clarifies classification of certain cash receipts and cash payments on the statement of cash flows to reduce existing diversity in practice. We adopted ASU No. 2016-15 as of January 1, 2018. The adoption of ASU No. 2016-15 did not have a material impact on our consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows, Restricted Cash, or ASU No. 2016-18, which provides guidance on the presentation of restricted cash and restricted cash equivalents in the statement of cash flows. Under the new standard, the statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents are now included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown in the statements of cash flows. We adopted ASU No. 2016-18 as of January 1, 2018 on a retrospective basis which resulted in a $1.7 million change in financing activities. We have no restricted cash equivalents at December 31, 2018 or 2017.
The cash, cash equivalents and restricted cash at the beginning and end of each period presented in our consolidated statements of cash flows for the years ended December 31, 2018 and 2017 consisted of the following balances from our consolidated balance sheets:

	Year Ended December 31, 2018		Year Ended December 31, 2017
	Beginning of period	End of period	Beginning of period	End of period
	(in thousands)
Cash and cash equivalents	$34,607	$48,616	$74,060	$34,607
Restricted cash	—	—	1,152	—
Restricted cash, less current portion	—	—	530	—
Cash, cash equivalents and restricted cash per statement of cash flows	$34,607	$48,616	$75,742	$34,607
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
In June 2018, the FASB issued ASU No. 2018-07, which expands the scope of ASC Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU No. 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We adopted ASU No. 2018-07 as of July 1, 2018. The adoption of ASU No. 2018-07 did not have a material impact on our consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement: Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, or ASU No. 2018-13, which eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of the FASB’s disclosure framework project. ASU No. 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We adopted ASU No. 2018-13 as of September 30, 2018. The adoption of ASU No. 2018-13 did not have a material impact on our disclosure to our consolidated financial statements.
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

2010 Stock Incentive Plan
Our 2010 Stock Incentive Plan, or the 2010 Plan, was approved by our stockholders in May 2010. The 2010 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, or IRC, as well as nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based and cash-based awards. Up to 9,785,000 shares of our common stock may be issued pursuant to awards granted under the 2010 Plan, plus an additional amount of our common stock underlying awards issued under the 2000 Stock Incentive Plan, or the 2000 Plan, that expire or are canceled without the holders receiving any shares under those awards. As of December 31, 2018, an aggregate of 7,734,425 shares of our common stock were reserved for issuance upon the exercise of outstanding awards, and up to 1,410,363 shares of common stock may be issued pursuant to awards granted under the 2010 Plan.
2000 Stock Incentive Plan
The 2000 Stock Incentive Plan, or the 2000 Plan, provided for the grant of stock options intended to qualify as incentive stock options under the IRC, as well as nonstatutory stock options and restricted stock. As of December 31, 2018, an aggregate of 417,183 shares of our common stock were reserved for issuance upon the exercise of outstanding awards granted under the 2000 Plan. The 2000 Plan was terminated upon approval of the 2010 Plan; therefore, no further grants may be made under the 2000 Plan.
2013 Employee Stock Purchase Plan
Our ESPP permits eligible employees to purchase shares of our common stock at a discount and consists of consecutive, overlapping 24-month offering periods, each consisting of four six-month purchase periods. On the first day of each offering period, each employee who is enrolled in the ESPP will automatically receive an option to purchase up to a whole number of shares of our common stock. The purchase price of each of the shares purchased, in a given purchase period, will be 85% of the closing price of a share of our common stock, on the first day of the offering period or the last day of the purchase period, whichever is lower. During 2018, 73,822 shares of common stock were purchased for total proceeds of approximately $0.1 million. During 2017, 38,648 shares of common stock were purchased for total proceeds of approximately $0.1 million.
Compensation Expense
Total stock-based compensation expense, related to all equity awards, comprised the following:

	Year Ended December 31,
	2018	2017
	(in thousands)
Research and development	$553	$1,756
General and administrative	2,895	5,216
Total stock-based compensation expense	$3,448	$6,972
As of December 31, 2018, we had approximately $2.0 million of total unrecognized compensation cost related to unvested common stock options and awards under our ESPP, which are expected to be recognized over a weighted-average period of 1.6 years.

Stock Options
Valuation Assumptions
We estimate the fair value of stock options at the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	December 31,
	2018	2017
Risk-free interest rate	2.5%	1.9%
Expected annual dividend yield	—	—
Expected stock price volatility	96.9%	90.1%
Expected term of options	5.7 years	5.6 years
The valuation assumptions were determined as follows:

•	Risk-free interest rate: The yield on zero-coupon U.S. Treasury securities for a period that was commensurate with the expected term of the awards.

•	Expected annual dividend yield: The estimate for annual dividends was zero because we have not historically paid a dividend and do not intend to do so in the foreseeable future.

•	Expected stock price volatility: We determined the expected volatility by using our available implied and historical price information.

•
Expected term of options: The expected term of the awards represents the period of time that the awards were expected to be outstanding. We use the simplified method to estimate expected term, whereby, the expected life equals the average of the vesting term and the original contractual term of the option.

Following the adoption of ASU No. 2016-09, we recognize forfeitures related to employee share-based payments as they occur.
All options granted to employees during the years ended December 31, 2018 and 2017 were granted with exercise prices equal to the fair market value of our common stock on the date of grant. We consider the closing price of our common stock as reported on the Nasdaq Global Select Market to be the fair market value.
A summary of our stock option activity for the year ended December 31, 2018 is as follows:

	Stock Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2018	7,460,722	$6.02
Granted	1,649,750	2.04
Exercised	(135,000)	1.47
Forfeited	(244,578)	2.44
Expired	(579,286)	6.63
Outstanding at December 31, 2018	8,151,608	$5.36	7.1	$—
Exercisable at December 31, 2018	6,397,882	$6.21	6.6	$—
The weighted-average fair value per share of options granted during the years ended December 31, 2018 and 2017 was $1.57 and $1.17, respectively.
The aggregate intrinsic value of options outstanding at December 31, 2018 was calculated based on the positive difference, if any, between the closing fair market value of our common stock on December 31, 2018 and the exercise price of the underlying options. The aggregate intrinsic value of options exercised during the year ended December 31, 2018 was approximately $0.1 million. During the year ended December 31, 2017, there were no options exercised. The total cash received from employees and non-employees as a result of stock option exercises during the year ended December 31, 2018 was $0.2 million.

No related income tax benefits were recorded during the years ended December 31, 2018 or 2017.
We settle employee stock option exercises with newly issued shares of our common stock.
4. Cash, Cash Equivalents and Available-for-Sale Securities
The following is a summary of cash, cash equivalents and available-for-sale securities:

	December 31, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$48,616	$—	$—	$48,616
Available-for-sale securities:
U.S. Treasury securities due in one year or less	4,988	—	(2)	4,986
U.S. government-sponsored enterprise obligations due in one year or less	4,991	—	(2)	4,989
Total available-for-sale securities	9,979	—	(4)	9,975
Total cash, cash equivalents and available-for-sale securities	$58,595	$—	$(4)	$58,591

	December 31, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$34,607	$—	$—	$34,607
Available-for-sale securities:
U.S. Treasury securities due in one year or less	3,497	—	(3)	3,494
U.S. government-sponsored enterprise obligations due in one year or less	19,520	—	(12)	19,508
Total available-for-sale securities	23,017	—	(15)	23,002
Total cash, cash equivalents and available-for-sale securities	$57,624	$—	$(15)	$57,609
We held two debt securities at December 31, 2018 that had been in an unrealized loss position for less than twelve months. The fair value of these securities was $10.0 million. As of December 31, 2018, we held no securities in foreign financial institutions. We evaluated our securities for other-than-temporary impairments based on quantitative and qualitative factors. We considered the decline in market value for these two securities to be primarily attributable to current economic and market conditions. It is not more likely than not that we will be required to sell these securities, and we do not intend to sell these securities before the recovery of their amortized cost bases. Based on our analysis, we do not consider these investments to be other-than-temporarily impaired as of December 31, 2018.
We had no material realized gains or losses on our available-for-sale securities for the years ended December 31, 2018 and 2017. There were no other-than-temporary impairments recognized for the years ended December 31, 2018 and 2017.

5. Fair Value
The following table provides the assets carried at fair value measured on a recurring basis as of December 31, 2018 and 2017:

	Level 1	Level 2
	(in thousands)
December 31, 2018
Assets:
Cash and cash equivalents	$48,616	$—
U.S. Treasury securities	—	4,986
U.S. government-sponsored enterprise obligations	—	4,989
Total	$48,616	$9,975
December 31, 2017
Assets:
Cash and cash equivalents	$34,607	$—
U.S. Treasury securities	—	3,494
U.S. government-sponsored enterprise obligations	—	19,508
Total	$34,607	$23,002
The fair value of the available-for-sale securities and cash and cash equivalents is based on the following inputs for both U.S. Treasury securities and U.S, government-sponsored enterprise obligations: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including TRACE® reported trades.
The carrying amounts reflected in the consolidated balance sheets for prepaid expenses and other current assets, other assets, accounts payable and accrued expenses approximate their fair value due to their short-term maturities.
There have been no changes to our valuation methods during the year ended December 31, 2018. We had no available-for-sale securities that were classified as Level 3 at any point during the year ended December 31, 2018.
6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	December 31,
	2018	2017
	(in thousands)
Prepaid expenses	$641	$563
Other current assets	586	214
Total prepaid expenses and other current assets	$1,227	$777
7. Property and Equipment
Property and equipment consist of the following:

	December 31,
	2018	2017
	(in thousands)
Computer equipment and software	$1,814	$1,814
Leasehold improvements	16	16
	1,830	1,830
Less accumulated depreciation	(1,802)	(1,611)
	$28	$219

During the year ended December 31, 2017, we retired or sold certain personal property, computer equipment, and furniture and fixtures that had a net book value of approximately $0.2 million for proceeds of $0.9 million resulting in a net gain of $0.7 million.
8. Accrued Expenses
Accrued expenses consisted of the following:

	December 31,
	2018	2017
	(in thousands)
Accrued compensation and benefits	$2,630	$2,002
Accrued clinical and development	2,656	1,736
Other	1,235	1,398
Total accrued expenses	$6,521	$5,136
9. Commitments and Contingencies
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
At December 31, 2018, future minimum payments under the lease are approximately $0.1 million.
Rent expense of $0.2 million and $0.4 million was incurred during the years ended December 31, 2018 and 2017, respectively.
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
In 2017, we and the landlord entered into amendments to the Lease to early terminate the Lease subject to the satisfaction of specified contingencies and a termination payment of $5.0 million. The contingencies were satisfied on June 15, 2017, and the Lease, as amended, terminated effective August 31, 2017.
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
10. Collaborations
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
On September 6, 2017, Verastem notified us that the DUO Study met certain pre-specified criteria at completion triggering a $6.0 million payment under the Verastem Agreement, which we received in cash on October 13, 2017. On September 24, 2018, we earned a $22.0 million payment from Verastem upon approval by the U.S. Food and Drug Administration of duvelisib for the treatment of adult patients with relapsed or refractory chronic lymphocytic leukemia or small lymphocytic lymphoma after at least two prior therapies, as well as adult patients with relapsed or refractory follicular lymphoma after at least two prior systemic therapies. We received the $22.0 million payment in cash on November 2, 2018. We recorded the $6.0 million and $22.0 million payments as revenue during the years ended December 31, 2017 and 2018, respectively.
Verastem is also obligated to pay us royalties on worldwide net sales of Licensed Products ranging from the mid-single digits to the high-single digits. The royalty obligation will continue on a product-by-product and country-by-country basis until the latest to occur of (i) the last-to-expire patent right covering the applicable Licensed Product in the applicable country, (ii) the last-to-expire patent right covering the manufacture of the applicable Licensed Product in the country of manufacture of such Licensed Product, (iii) the expiration of non-patent regulatory exclusivity for such Licensed Product in the applicable country and (iv) ten years following the first commercial sale of a Licensed Product in the applicable country, provided that upon the expiration of the last-to-expire patent right covering the Licensed Product in the United States, the applicable royalty on net sales for such Licensed Product in the United States will be reduced by 50%. The royalties are also subject to reduction by 50% of certain third-party royalty payments or patent litigation damages or settlements which might be required to be paid by Verastem if litigation were to arise, with any such reductions capped at 50% of the amounts otherwise payable during the applicable royalty payment period. On March 5, 2019, we and HealthCare Royalty Partners III, L.P., or HCR, entered into a purchase and sale agreement, or the HCR Agreement, providing for the acquisition by HCR of our interest in certain royalty payments, or the Purchased Assets, based on worldwide annual net sales of Licensed Products pursuant to the Verastem Agreement. See Note 14 for details of the transaction.
In addition to the foregoing, Verastem is obligated to pay us a royalty of 4% on worldwide net sales of Licensed Products to cover the reimbursement of research and development costs owed by us to Mundipharma International Corporation Limited, or Mundipharma, and Purdue Pharmaceutical Products L.P., or Purdue. We refer to these royalty obligations as the Trailing Mundipharma Royalties. Once we have fully reimbursed Mundipharma and Purdue, the Trailing Mundipharma Royalties will be reduced to 1% of net sales in the United States. The Trailing Mundipharma Royalties are payable on a product-by-product basis until the latest to occur of (i) the last-to-expire patent right covering the applicable Licensed Product in the United States, (ii) the last-to-expire patent right covering the manufacture of the applicable Licensed Product in the country of manufacture of such Licensed Product, (iii) the expiration of non-patent regulatory exclusivity for such Licensed Product in the United States and (iv) ten years following the first commercial sale of such Licensed Product in the United States, provided that, upon the expiration of the last-to-expire patent right covering a Licensed Product in the United States, the applicable royalty on net sales for such Licensed Product in the United States will be reduced by 50%. In addition, the Trailing Mundipharma Royalties are subject to reduction by 50% of certain third-party royalty payments or patent litigation damages or settlements which might be required to be paid by Verastem if litigation were to arise, with any such reductions capped at 50% of the amounts otherwise payable during the applicable royalty payment period. We recognize total royalties received from Verastem as royalty revenue. We recognize amounts owed to Mundipharma and Purdue as royalty expense.
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
Takeda

In July 2010, we entered into a development and license agreement with Intellikine, Inc., or Intellikine, under which we obtained rights to discover, develop and commercialize pharmaceutical products targeting the gamma and/or delta isoforms of PI3K, including IPI-549 and duvelisib, an oral, dual inhibitor of PI3K delta and gamma. In January 2012, Intellikine was acquired by Takeda Pharmaceutical Company Limited, or Takeda. In December 2012, we amended and restated our development and license agreement with Takeda and further amended the agreement in July 2014, September 2016, July 2017, and March 2019. We refer to the amended and restated development and license agreement, as amended, as the Takeda Agreement.
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
Under the September 2016 amendment to the Takeda Agreement, and in connection with our entry into the Verastem Agreement, we are no longer obligated to pay Takeda any remaining milestone payments for the development, approval or commercialization of duvelisib. In return, we became obligated to pay Takeda 50% of all revenue arising from certain qualifying transactions for duvelisib, including those under the Verastem Agreement, subject to certain exceptions including revenue we receive as reimbursement for duvelisib research and development expenses. On March 4, 2019, we entered into a fourth amendment, or Takeda Amendment, to the Takeda Agreement. The Takeda Amendment amends our obligation to pay Takeda 50% of all revenue under the Verastem Agreement, defined below. See Note 14 for details of the Takeda Amendment.
The July 2017 amendment to the Takeda Agreement terminated our obligations to pay royalties to Takeda with respect to worldwide net sales of products containing or comprised of a selective inhibitor of PI3K gamma, including but not limited to IPI-549. In consideration for such termination, we concurrently executed a convertible promissory note, which we refer to as the Takeda Note, pursuant to which we were obligated to pay Takeda, or its designated affiliate, the principal amount of $6.0 million together with interest accruing at a rate of 8% per annum on or before July 26, 2018 in cash or in shares of our common stock, at the election of Takeda. The $6.0 million has been included in our accompanying consolidated balance sheets as a current liability titled Note Payable as of December 31, 2017. We recorded the $6.0 million in research and development expense and $0.2 million of interest expense related to the Takeda Note during the year ended December 31, 2017.
On March 12, 2018, we exercised our right to prepay in full the Takeda Note in the principal amount of $6.0 million together with interest of approximately $0.3 million. Takeda elected to receive $4.0 million of such payment in cash and approximately $2.3 million of such payment in shares of our common stock. Pursuant to the terms of the Takeda Note, we issued 1,134,689 shares of common stock to Takeda at a price of $2.028 per share to Takeda’s designated subsidiary, Millennium Pharmaceuticals, Inc.
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
Under the PellePharm Agreement, PellePharm is obligated to pay us up to $11.0 million in clinical, regulatory and commercial-based milestone payments through the first commercial sale of a Hedgehog Product. PellePharm is also obligated to pay us up to $37.5 million in success-based milestone payments upon the achievement of certain annual net sales thresholds, as well as a share of certain revenue received by PellePharm in the event that PellePharm sublicenses its rights under the PellePharm Agreement and tiered royalties on annual net sales of Hedgehog Products subject to specified conditions. As of December 31, 2018, we did not recognize revenue related to the milestones as they represent variable consideration that is constrained. In making this assessment, we considered numerous factors, including the fact that achievement of the milestones is outside our control and contingent upon the future success of clinical trials, PellePharm’s actions, and the receipt of regulatory approval. As the single performance obligation was previously satisfied, all clinical, regulatory and commercial-based milestones will be recognized as revenue in full in the period in which the constraint is removed. Any consideration related to sales-based milestones, including royalties, will be recognized when the related sales occur as these amounts have been determined to relate predominantly to the license granted to PellePharm and therefore are recognized at the later of when the performance obligation is satisfied, or the related sales occur.
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
11. Income Taxes
We did not have any income tax expense for the year ended December 31, 2018. We recognized an income tax benefit of $0.7 million for the year ended December 31, 2017 as a result of monetizing our alternative minimum tax credit carryforwards as permitted by the Tax Cut and Jobs Act, or the Act, that was enacted on December 22, 2017.
Our income tax expense for the years ended December 31, 2018 and 2017 differed from the expected U.S. federal statutory income tax expense as set forth below:

	Years Ended December 31,
	2018	2017
	(in thousands)
Expected federal tax benefit	$(2,363)	$(14,467)
Permanent differences	337	673
State taxes, net of the deferred federal benefit	(621)	(2,150)
Tax credit carryforwards	(450)	—
Adjustments to deferred tax assets and deferred tax liabilities	1,073	5,291
Tax Cut and Jobs Act impact	—	74,455
Other	(24)	—
Change in valuation allowance	2,048	(64,522)
Income tax expense (benefit)	$—	$(720)

On December 22, 2017, the Securities Exchange Commission staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, or SAB 118, which allows the recording of provisional amounts during a measurement period not to extend beyond one year of the enactment date. In accordance with SAB 118, we determined the provisional impacts of the Act and recorded the provisional amounts in the period ending December 31, 2017. There have been no changes to the provisional amounts recorded at December 31, 2017 and the Company considers the accounting related to the Act complete.
The significant components of our deferred tax assets and liabilities are as follows:

	Years Ended December 31,
	2018	2017
	(in thousands)
Deferred tax assets (liabilities):
Net operating loss carryforwards	$139,690	$135,787
Tax credit carryforwards	40,977	40,539
Intangible assets	20,336	22,206
Accrued expenses	48	88
Stock-based compensation	5,698	6,056
Other	366	391
Valuation allowance	(207,115)	(205,067)
Net deferred tax assets	$—	$—
We have recorded a valuation allowance against our deferred tax assets in each of the years ended December 31, 2018, and 2017 because we believe that it is more likely than not that these assets will not be realized. The valuation allowance increased by approximately $2.0 million during the year ended December 31, 2018 primarily as a result of the increase in our unbenefited net operating loss for the current period. This is reduced by the reduction in the intangible asset deferred tax asset resulting from amortization deductions in the current period. The valuation allowance decreased by approximately $57.7 million during the year ended December 31, 2017 primarily as a result of the re-measurement of our deferred tax balance following the Act.
Subject to the limitations described below, at December 31, 2018, we have cumulative net operating loss carryforwards of approximately $538.8 million and $419.9 million available to reduce federal and state taxable income, respectively. For federal purposes, the net operating loss carryforwards have begun to expire and will continue to expire through 2037 for losses incurred before January 1, 2018. Federal losses generated after December 31, 2017 do not expire. The state net operating loss carryforwards begin to expire in 2031 and continue to expire through 2038. In addition, we have cumulative federal and state tax credit carryforwards of $33.1 million and $10.0 million, respectively, available to reduce federal and state income taxes which expire through 2038 and 2030, respectively. Our net operating loss carryforwards and tax credit carryforwards are limited as a result of certain ownership changes, as defined under Sections 382 and 383 of the Internal Revenue Code. This limits the annual amount of these tax attributes that can be utilized to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on our value immediately prior to an ownership change. Subsequent ownership changes may affect the limitation in future years. The net operating losses and tax credit carryforwards that have and will expire unused in the future as a result of Section 382 and 383 limitations have been excluded from the amounts disclosed above.
At December 31, 2018 and 2017, we had no unrecognized tax benefits. As of December 31, 2018 and 2017, we had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in our consolidated statements of operations. We will recognize interest and penalties related to uncertain tax positions in income tax expense. For all years through December 31, 2016, we generated research credits but have not conducted a study to document the qualified activities. This study may result in an adjustment to our research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against our research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.
We file U.S. federal and Massachusetts state income tax returns. The statute of limitations for assessment by the Internal Revenue Service, or IRS, and state tax authorities is closed for tax years prior to 2015, although carryforward attributes that were generated prior to tax year 2015 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period.

12. Stockholders’ Equity
Common Stock Sales Facility
In May 2016, we entered into a controlled equity offering sales agreement, or Sales Agreement, with Cantor Fitzgerald & Co., or Cantor Fitzgerald pursuant to which we may from time to time, at our option, offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million through Cantor Fitzgerald, acting as our sales agent. Cantor Fitzgerald will be entitled to a commission of 3.0% of the aggregate gross proceeds from sales of shares of our common stock under the Sales Agreement. Sales of shares of our common stock under the Sales Agreement may be made by any method permitted by law that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made through the Nasdaq Global Select Market, on any other existing trading market for our common stock or to or through a market maker. We may also authorize Cantor Fitzgerald to sell shares in privately negotiated transactions. During the year ended December 31, 2018, we sold 4,461,893 shares of common stock at a weighted average price per share of $2.18 at-the-market pursuant to the Sales Agreement for an additional $9.3 million in net proceeds. During the year ended December 31, 2017, we issued and sold 10,958 shares of common stock at a weighted average price per share of $2.54 at-the-market pursuant to the Sales Agreement for approximately $27,000 in net proceeds. We have no obligation to sell shares of our common stock and cannot provide any assurances that we will issue any additional shares pursuant to the Sales Agreement. We may also suspend the offering of shares of our common stock upon notice and subject to other conditions.
Warrants
On February 24, 2014, we entered into a facility agreement with affiliates of Deerfield Management Company, L.P., or Deerfield. In connection with the execution of the original facility agreement, we issued to Deerfield warrants to purchase an aggregate of 1,000,000 shares of common stock at an exercise price of $13.83 per share. The warrants have dividend rights to the same extent as if the warrants were exercised into shares of common stock. The warrants expire on the seventh anniversary of their issuance and contain certain limitations that prevent the holder from acquiring shares upon exercise of a warrant that would result in the number of shares beneficially owned by the holder exceeding 9.985% of the total number of shares of common stock then issued and outstanding. As of December 31, 2018, no warrants have been exercised.
13. Defined Contribution Benefit Plan
We sponsor a 401(k) retirement plan in which substantially all of our full-time employees are eligible to participate. Participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. During the years ended December 31, 2018 and 2017, we matched 50% of the participant’s contribution up to 6% of the participant’s pre-tax salary with shares of our common stock. Our matching contributions for each of the years ended December 31, 2018 and 2017 were $0.1 million.
14. Subsequent Events
Transaction with HealthCare Royalty Partners
Purchase and Sale Agreement
On March 5, 2019, we and HealthCare Royalty Partners III, L.P., or HCR, entered into a purchase and sale agreement, or the HCR Agreement, providing for the acquisition by HCR, of our interest in certain royalty payments, or the Purchased Assets, based on worldwide annual net sales of products containing IPI-145, or Licensed Product, pursuant to the Verastem Agreement. We refer to the acquisition of such interests as the Transaction. Following satisfaction of customary closing conditions, we received $30.0 million, or the Closing Date Payment, less certain transaction expenses, on March 11, 2019. After sharing with Takeda in accordance with the Takeda Amendment, defined above, we retain $22.5 million in gross proceeds or approximately $20.0 million in net proceeds. We will also be entitled to receive up to $15.0 million in milestone payments based on the achievement of certain pre-specified net sales levels of the Licensed Product in the United States in the calendar year 2019 and up to an additional $5.0 million milestone payment based on the achievement of a certain pre-specified net sales level of the Licensed Product in the United States in the calendar year 2020. We refer to the milestone payments collectively as the Sales Milestone Payments. The Sales Milestone Payments, if paid, together with the Closing Date Payment are collectively referred to herein as the Investment Amount.

Pursuant to the HCR Agreement, our sale of the Purchased Assets shall be subject to an increasing cap amount equal to, for each applicable time period specified below, a multiple, as set forth below, of (a) the Investment Amount plus (b) 100% of the reasonably incurred Applicable Purchaser Expenditures (as defined below), or the Cap Amount:

Time Period	Cap Amount
From the Closing Date until June 30, 2022	145%
From July 1, 2022 through June 30, 2023	155%
From July 1, 2023 through June 30, 2024	165%
From July 1, 2024 through June 30, 2025	175%
On any date that aggregate payments made to HCR with respect to the Purchased Assets based on worldwide, annual net sales of the Licensed Product equal the Cap Amount applicable to such date, or the Cap Date, the HCR Agreement will automatically terminate and all rights to the royalty stream with respect to the Licensed Product will revert back to us, or the Reversion; provided, however, that if the Cap Date has not been achieved by June 30, 2025, there shall be no Cap Date, and the term of the HCR Agreement shall continue through the term of the Verastem Agreement. Prior to June 30, 2025, we shall have the right, but not the obligation, at any time prior to the Cap Date, if applicable, to cause the occurrence of the Cap Date (including for the purpose of determining the termination date of the HCR Agreement) by paying to HCR an amount equal to (i) the then-applicable Cap Amount less (ii) 100% of all payments made in respect of the Purchased Assets received by HCR pursuant to the Verastem Agreement or the HCR Agreement through the date of such payment.
We will retain in full our obligations to make payments to Takeda, pursuant to the Takeda Agreement, as amended. Verastem will continue to pay Infinity royalties with respect to net sales of the Licensed Product that we are obligated to pay to Purdue and Mundipharma and Infinity will retain in full its obligations to make the royalty payments to those entities pursuant to our separate agreements with those entities.
If the Verastem Agreement is terminated prior to the Cap Date, we shall use commercially reasonable efforts, at HCR’s request, in consultation and cooperation with HCR, for a prespecified time period, or the Initial Search Period, to locate, negotiate and secure a license of the intellectual property rights with respect to the Licensed Product. We refer to any such license as a New Arrangement. HCR shall have the right to consent in writing to any New Arrangement, which approval shall not be unreasonably withheld or delayed. Following the expiration or termination of the Initial Search Period, we shall use commercially reasonable efforts to provide cooperation and assistance to HCR in connection with HCR’s efforts to locate, negotiate and secure a New Arrangement; provided, that we shall have the right to consent in writing to any New Arrangement, which approval shall not be unreasonably withheld or delayed.
The Purchaser shall bear all expenses in connection with any obligations set forth in the HCR Agreement regarding protection and enforcement of certain intellectual property underlying the Licensed Product and efforts in connection with the location, negotiation and securing of a New Arrangement, including the reimbursement to us for all out-of-pocket third-party expenses, including reasonable attorney’s fees, we incurred in connection with such activities, which we refer to collectively as the Applicable Purchaser Expenditures.
The HCR Agreement contains other customary terms and conditions, including representations and warranties, conditions precedent, indemnities and covenants, including covenants that, among other things, require us to provide certain information to HCR with respect to the Verastem Agreement and the Licensed Product and to cooperate with HCR, at HCR’s expense, to take certain actions under the Verastem Agreement and otherwise with respect to the Licensed Product to protect HCR’s rights to receive the royalty payments. These covenants are subject to a number of important exceptions and qualifications.
In addition to the Cap Date, the HCR Agreement (a) may be terminated (i) by mutual agreement of us and HCR and (ii) by either of us or HCR, if the Transaction does not close within 30 days of the date of the HCR Agreement, and (b) shall automatically terminate upon the expiration of our and Verastem’s obligations to each other under the Verastem Agreement (for a reason other than early termination thereof).

Protective Rights Agreement
As part of the Transaction, on the Closing Date, we are obligated to enter into a Protective Rights Agreement, or the PRA, with HCR Collateral Management, LLC, as agent for HCR, or the Agent. Under the PRA, we are obligated to grant to the Agent, among other things, a security interest in all of the our right, title and interest in, to and under the Purchased Assets, certain patents owned by us and underlying the Licensed Product, and certain related rights and proceeds thereof. The PRA will not give a security interest in any of our other assets and terminates upon termination of the HCR Agreement, at which time all rights will revert back to us.
The rights of the Agent under the PRA are exercisable (a) in the event that the Transaction is characterized by a court of competent jurisdiction as a loan, rather than a sale; (b) upon the occurrence of certain insolvency events with respect to, or breaches of the HCR Agreement by, us that have caused or would reasonably be expected to cause: (i) the invalidity of the security interest pursuant to the PRA or the HCR Agreement, (ii) impairment of a material portion of the collateral or (iii) termination of the Verastem Agreement; and (c) upon any breach by us of our obligations to locate, negotiate and secure a New Arrangement or to provide cooperation and assistance to HCR in connection therewith.
Takeda Amendment
On March 4, 2019, the Takeda Amendment Effective Date, we entered into a fourth amendment, or Takeda Amendment, to the Takeda Agreement. Under the Takeda Agreement, defined in Note 10, we are obligated to pay Takeda 50% of the royalties otherwise payable to us pursuant to the Verastem Agreement, subject to certain exceptions. Pursuant to the Takeda Amendment, Takeda has consented to the sale of the Purchased Assets, has agreed to forego its rights to 50% of the royalties during the period prior to the Reversion, and has agreed not to seek any payment from HCR with respect to the royalties owed to Takeda in exchange for payments equal to (a) 25% of the Investment Amount, net of 25% of the expenses incurred by us in connection with the Transaction (the aggregate amount of such expenses shall be capped at $4.0 million), within 15 days of receipt of any portion of the Investment Amount by us and (b) 25% of the royalties that would have been payable to us but for the consummation of the Transaction, no later than the date such payments would have been received by us under the Verastem Agreement, or the Interim Obligation. We also have the right to extinguish the Interim Obligation by payment to Takeda of an amount equal to (i) the amount paid to Takeda under clause (a) of the foregoing sentence multiplied by the multiple set forth in the table below corresponding to the time period in which such extinguishing payment is made, minus (ii) all payments made to Takeda pursuant to the Interim Obligation:

Time Period	Multiple
From the Takeda Amendment Effective Date until June 30, 2022	145%
From July 1, 2022 through June 30, 2023	155%
From July 1, 2023 through June 30, 2024	165%
From July 1, 2024 through June 30, 2025	175%
The Interim Obligation shall expire upon the occurrence of the Reversion, at which time our obligations under the Takeda Agreement to pay to Takeda 50% of the royalties payable under the Verastem Agreement shall be reinstated.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There have been no disagreements with our independent accountants on accounting and financial disclosure matters.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2018. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2018, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our management including our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.
Management’s report on our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) appears below.
No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework (2013). Based on its assessment, management believes that, as of December 31, 2018, our internal control over financial reporting is effective based on those criteria.
Our independent registered public accounting firm has issued an attestation report of our internal control over financial reporting. This report appears below.

(b) Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Infinity Pharmaceuticals, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Infinity Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Infinity Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes and our report dated March 14, 2019 expressed an unqualified opinion thereon.
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
March 14, 2019
(c) Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART III

Item 10. Directors, Executive Officers and Corporate Governance
The sections titled “Proposal 1—Election of Directors,” “Board and Committee Meetings,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance Guidelines; Code of Conduct and Ethics” appearing in the definitive proxy statement we will file in connection with our Annual Meeting of Stockholders to be held on June 13, 2019 are incorporated herein by reference. The information required by this item relating to executive officers may be found in Part I, Item 1 of this report under the heading “Business—Executive Officers.”
Item 11. Executive Compensation
The section titled “Compensation of Executive Officers” appearing in the definitive proxy statement we will file in connection with our Annual Meeting of Stockholders to be held on June 13, 2019 is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The sections titled “Stock Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” appearing in the definitive proxy statement we will file in connection with our Annual Meeting of Stockholders to be held on June 13, 2019 are incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The sections titled “Transactions with Related Persons,” “Policies and Procedures for Related Persons Transactions,” and “Determination of Independence” appearing in the definitive proxy statement we will file in connection with our Annual Meeting of Stockholders to be held on June 13, 2019 are incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The section titled “Audit Fees” appearing in the definitive proxy statement we will file in connection with our Annual Meeting of Stockholders to be held on June 13, 2019 is incorporated herein by reference.
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

(a)(3) Exhibits

		Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing date	Exhibit Number	Filed with this 10-K
3.1	Restated Certificate of Incorporation of the Registrant.	10-Q	8/9/2007	3.1
3.2	Amended and Restated Bylaws of the Registrant.	8-K	3/17/2009	3.1
4.1	Form of Common Stock Certificate.	10-K	3/14/2008	4.1
Collaboration Agreements
10.1†	Amended and Restated Development and License Agreement, dated as of December 24, 2012, by and between the Registrant and Intellikine, LLC.	10-K	3/5/2013	10.4
10.2	Amendment to Amended and Restated Development and License Agreement, dated as of July 29, 2014, by and between Registrant and Intellikine LLC.	10-Q	11/10/2014	10.1
10.3	Amendment No. 2 to Amended and Restated Development and License Agreement, dated as of September 27, 2016, by and between Registrant and Intellikine LLC.	10-Q	11/9/2016	10.1
10.4	Amendment No. 3 to Amended and Restated Development and License Agreement, dated as of July 26, 2017, by and between the Registrant and Intellikine LLC.	10-Q	11/7/2017	10.1
10.5	Convertible Promissory Note, dated as of July 26, 2017, by and between Registrant and Intellikine LLC.	10-Q	11/7/2017	10.2
10.6†	Amended and Restated License Agreement, dated as of November 1, 2016, by and between the Registrant and Verastem, Inc.	10-K	3/14/2017	10.4
10.7	Termination and Revised Relationship Agreement, dated as of July 17, 2012, between the Registrant and Mundipharma International Corporation Limited.	8-K	7/19/2012	10.2
10.8	Termination and Revised Relationship Agreement, dated as of July 17, 2012, between the Registrant and Purdue Pharmaceutical Products L.P.	8-K	7/19/2012	10.3
Financing Agreements
10.9	Form of Warrant to Purchase Common Stock of Infinity Pharmaceuticals, Inc., issued to the Deerfield Entities, together with a schedule of holders and amounts (issued February 24, 2014).	10-Q	5/6/2014	10.2
Leases
10.10	Lease Agreement, dated as of September 25, 2014, between Registrant and BHX, LLC, as trustee of 784 Realty Trust.	10-Q	11/10/2014	10.4
10.11	Amendment to Lease, dated as of March 27, 2017, between Registrant and BHX, LLC as trustee of 784 Realty Trust.	8-K	3/29/2017	10.1
10.12	Second Amendment of Lease, dated as of May 1, 2017, between Registrant and BHX, LLC as trustee of 784 Realty Trust.	8-K	5/22/2017	10.1
10.13	Third Amendment of Lease, dated as of May 31, 2017, between Registrant and BHX, LLC as trustee of 784 Realty Trust.	8-K	6/2/2017	10.1

		Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing date	Exhibit Number	Filed with this 10-K
Equity Plans
10.19*	2000 Stock Incentive Plan.	S-1	5/9/2000	10.59
10.20*	Amendment No. 1 to 2000 Stock Incentive Plan;Amendment No. 2 to 2000 Stock Incentive Plan;Amendment No. 3 to 2000 Stock Incentive Plan.	8-K	9/18/2006	10.32
10.21*	Amendment No. 4 to 2000 Stock Incentive Plan.	10-Q	8/9/2007	10.1
10.22*	Amendment No. 5 to 2000 Stock Incentive Plan.	S-8	5/23/2008	99.4
10.23*	Form of Incentive Stock Option Agreement under 2000 Stock Incentive Plan.	8-K	9/18/2006	10.33
10.24*	Form of Nonstatutory Stock Option Agreement under 2000 Stock Incentive Plan.	8-K	9/18/2006	10.34
10.25*	2010 Stock Incentive Plan.	8-K	5/28/2010	10.1
10.26*	Form of Incentive Stock Option Agreement under 2010 Stock Incentive Plan.	8-K	5/28/2010	10.2
10.27*	Form of Nonstatutory Stock Option Agreement under 2010 Stock Incentive Plan.	8-K	5/28/2010	10.3
10.28*	Form of Restricted Stock Agreement under 2010 Stock Incentive Plan	10-K	3/14/2017	10.23
10.29*	Form of Nonstatutory Stock Option Agreement for Inducement Grant Pursuant to Nasdaq Stock Market Rule 5635(c)(4)	10-K	3/14/2017	10.24
10.30*	Amendment No. 1 to 2010 Stock Incentive Plan.	8-K	12/14/2010	99.2
10.31*	Amendment No. 2 to 2010 Stock Incentive Plan.	8-K	5/18/2012	99.1
10.32*	Amendment No. 3 to 2010 Stock Incentive Plan.	8-K	6/13/2013	10.1
10.33*	Amendment No. 4 to 2010 Stock Incentive Plan.	8-K	6/13/2013	10.1
10.34*	Amendment No. 5 to 2010 Stock Incentive Plan.	8-K	6/16/2015	10.1
10.35*	Amendment No. 6 to 2010 Stock Incentive Plan.	10-Q	5/4/2016	10.1
10.36*	2013 Employee Stock Purchase Plan, as amended.	8-K	6/13/2013	99.1

		Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing date	Exhibit Number	Filed with this 10-K

Agreements With Executive Officers
10.37*	Offer Letter between the Registrant and Lawrence E. Bloch, M.D., J.D. dated May 15, 2012.	8-K	7/25/2012	10.1
10.38*	Offer Letter between IDI and Adelene Perkins dated as of February 6, 2002.	8-K	9/18/2006	10.11
10.39*	Amendment to Offer Letter between IDI and Adelene Perkins dated as of October 25, 2007.	8-K	10/30/2007	99.5
10.40*	Offer Letter between the Registrant and Seth A. Tasker, J.D. dated February 22, 2008	10-K	3/14/2017	10.34
10.41*	Employment Retention Incentive Package Letter Agreement between the Registrant and Seth Tasker, J.D. dated July 1, 2016	10-K	3/14/2017	10.35
10.42*	Offer Letter between the Registrant and Jeffery Kutok, M.D., Ph.D. dated October 26, 2010	10-K	3/14/2017	10.36
10.43*	Employment Retention Incentive Package Letter Agreement between the Registrant and Jeffery Kutok, M.D., Ph.D. dated July 1, 2016	10-K	3/14/2017	10.37
10.44*	Offer Letter between the Registrant and Samuel Agresta, M.D., dated July 19, 2018.	10-Q	11/5/2018	10.1
10.45*	Infinity Pharmaceuticals, Inc. Executive Severance Benefits Plan effective February 6, 2013.	8-K	2/12/2013	10.1
10.46*	Amendment No. 1, dated August 3, 2018, to Infinity Pharmaceuticals, Inc. Executive Severance Benefits Plan.	10-Q	11/5/2018	10.2
Subsidiaries
21.1	Subsidiaries of the Registrant. Filed herewith.				X
Consent
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. Filed herewith.				X
Certifications
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. Filed herewith.				X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. Filed herewith.				X
32.1	Statement of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.				X
32.2	Statement of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.				X
101
The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements.
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

INFINITY PHARMACEUTICALS, INC.

Date: March 14, 2019	By:	/s/ ADELENE Q. PERKINS
Adelene Q. Perkins Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ADELENE Q. PERKINS Adelene Q. Perkins	Chief Executive Officer; Chair of the Board of Directors	March 14, 2019
(Principal Executive Officer)

/s/ LAWRENCE E. BLOCH, M.D., J.D. Lawrence E. Bloch, M.D., J.D.	President; Treasurer	March 14, 2019
(Principal Financial Officer, Principal Accounting Officer)

/s/ DAVID BEIER, J.D. David Beier, J.D.	Director	March 12, 2019

/s/ JEFFREY BERKOWITZ, J.D. Jeffrey Berkowitz, J.D.	Director	March 12, 2019

/s/ ANTHONY B. EVNIN, PH.D. Anthony B. Evnin, Ph.D.	Director	March 12, 2019

/s/ MICHAEL G. KAUFFMAN, M.D., Ph.D. Michael G. Kauffman, M.D., Ph.D.	Director	March 12, 2019

/s/ NORMAN C. SELBY Norman C. Selby	Director	March 12, 2019

/s/ MICHAEL C. VENUTI, PH.D. Michael C. Venuti, Ph.D.	Director	March 12, 2019