Form 10-Q
period 2019-03-31
INFINITY PHARMACEUTICALS, INC.
filed 2019-05-07
CIK 1113148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	INFI	Nasdaq Global Select Market
Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on April 30, 2019: 56,925,528

INFINITY PHARMACEUTICALS, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2019

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$52,947	$48,616
Available-for-sale securities	17,584	9,975
Prepaid expenses and other current assets	3,641	1,227
Total current assets	74,172	59,818
Property and equipment, net	51	28
Other assets	522	369
Total assets	$74,745	$60,215
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,685	$1,197
Accrued expenses and other current liabilities	5,774	6,521
Total current liabilities	7,459	7,718
Liability related to sale of future royalties, net (Note 9)	27,846	—
Other liabilities	35	38
Total liabilities	35,340	7,756
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common Stock, $0.001 par value; 100,000,000 shares authorized; 56,925,528 and 56,907,096 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	57	57
Additional paid-in capital	731,861	731,178
Accumulated deficit	(692,516)	(678,772)
Accumulated other comprehensive income (loss)	3	(4)
Total stockholders’ equity	39,405	52,459
Total liabilities and stockholders’ equity	$74,745	$60,215
The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenues:
Collaboration revenue	$2,000	$—
Royalty revenue	142	—
Total revenues	2,142	—
Operating expenses:
Research and development	5,766	5,911
General and administrative	3,398	3,606
Royalty expense	6,761	—
Total operating expenses	15,925	9,517
Loss from operations	(13,783)	(9,517)
Other income (expense):
Investment and other income	289	159
Interest expense	(304)	(93)
Total other income (expense)	(15)	66
Loss before income taxes	(13,798)	(9,451)
Income taxes benefit	54	—
Net loss	$(13,744)	$(9,451)
Basic and diluted net loss per common share:	$(0.24)	$(0.18)
Basic and diluted weighted average number of common shares outstanding:	56,924,914	51,883,570
Other comprehensive income:
Net unrealized holding gains on available-for-sale securities arising during the period	7	4
Comprehensive loss	$(13,737)	$(9,447)

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net loss	$(13,744)	$(9,451)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10	63
Stock-based compensation, including 401(k) match	683	883
Non-cash royalty revenue	(76)	—
Non-cash interest expense	304	—
Other, net	(23)	75
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,567)	(471)
Accounts payable, accrued expenses and other liabilities	(262)	(354)
Net cash used in operating activities	(15,675)	(9,255)
Investing activities
Purchases of property and equipment	(33)	—
Purchases of available-for-sale securities	(12,579)	(5,744)
Proceeds from maturities of available-for-sale securities	5,000	11,530
Net cash provided by (used in) investing activities	(7,612)	5,786
Financing activities
Proceeds from sale of future royalties, net	27,618	—
Proceeds from common stock sales facility, net of issuance costs	—	3,408
Proceeds from issuances of common stock, net	—	29
Repayment of note payable	—	(4,000)
Net cash provided by (used in) financing activities	27,618	(563)
Net increase (decrease) in cash, cash equivalents and restricted cash	4,331	(4,032)
Cash, cash equivalents and restricted cash at beginning of period	48,616	34,607
Cash, cash equivalents and restricted cash at end of period	$52,947	$30,575
Supplemental schedule of noncash activities
Issuance of common stock for repayment of note payable, including interest	$—	$2,301
Issuance of common stock for compensation	$—	$493
The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	56,907,096	$57	$731,178	$(678,772)	$(4)	$52,459
Stock-based compensation expense			683			683
Issuance of common stock, net	18,432					—
Unrealized gain on marketable securities					7	7
Net loss				(13,744)		(13,744)
Balance at March 31, 2019	56,925,528	$57	$731,861	$(692,516)	$3	$39,405

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	50,761,039	$51	$715,213	$(667,519)	$(15)	$47,730
Exercise of stock options	20,000		29			29
Stock-based compensation expense			883			883
Issuance of common stock related to sales facility, net of issuance costs	1,551,615	2	3,406			3,408
Issuance of common stock related to repayment of note payable	1,134,689	1	2,300			2,301
Issuance of common stock, net	230,354		493			493
Unrealized gain on marketable securities					4	4
Net loss				(9,451)		$(9,451)
Balance at March 31, 2018	53,697,697	$54	$722,324	$(676,970)	$(11)	$45,397

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
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019.
The information presented in the condensed consolidated financial statements and related footnotes at March 31, 2019, and for the three months ended March 31, 2019 and 2018, is unaudited, and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2018 have been derived from our audited financial statements. For further information, please refer to the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the U.S. Securities and Exchange Commission, or SEC, on March 14, 2019, which we refer to as our 2018 Annual Report on Form 10-K.
Liquidity
As of March 31, 2019, we had cash, cash equivalents and available-for-sale securities of $70.5 million. We have primarily incurred operating losses since inception and have relied on our ability to fund our operations through collaboration and license arrangements and through the sale of stock. We expect to continue to spend significant resources to fund the development and potential commercialization of IPI-549, our sole product candidate, an orally administered immuno-oncology product candidate that selectively inhibits the enzyme phosphoinositide-3 kinase gamma, or PI3K gamma, and to incur significant operating losses for the foreseeable future.
We believe that our existing cash, cash equivalents and available-for-sale securities at March 31, 2019 will be adequate to satisfy our forecasted operating needs for at least the next twelve months.
3. Significant Accounting Policies
Our significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in our 2018 Annual Report on Form 10-K, except as noted below with respect to our liability related to sale of future royalties, royalty expense and lease accounting policies within “Recently Adopted Accounting Pronouncements.”
Liability Related to Sale of Future Royalties
We treat the liability related to sale of future royalties (see Note 9) as a debt financing, amortized under the effective interest rate method over the estimated life of the related expected royalty stream. The liability related to sale of future royalties and the debt amortization are based on our current estimates of future royalties expected to be paid over the life of the arrangement. We will periodically assess the expected royalty payments using projections from external sources. To the extent our future estimates of future royalty payments are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, we will adjust the liability related to sale of future royalties and recognize related non-cash interest expense on a prospective basis. Non-cash royalty revenue is reflected as royalty revenue, and non-cash amortization of debt is reflected as interest expense in the Statement of Operations.

Royalty Expense
Royalty expense is recorded when incurred and represents expense associated with amounts owed to third parties as a result of royalty revenue recognized and the amounts owed by us to Takeda in relation to sale of future royalties (see Note 11).
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

	Three Months Ended March 31,
	2019	2018
Stock options	9,411,204	8,326,549
Warrants (excluded from treasury stock method)	1,000,000	1,000,000
Recently Adopted Accounting Pronouncements
Effective January 1, 2019, we adopted Accounting Standards Codification, or ASC, Topic 842, Leases, or ASC 842. The new standard requires lessees to recognize the assets and liabilities arising from leases on the balance sheet. The standard allows for two modified retrospective transition methods in which the standard is applied at the beginning of the earliest comparative period presented in the financial statements or in which an entity initially applies the new lease standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We elected the modified retrospective approach in which an entity initially applies the new leases standard at the adoption date and the available practical expedients permitted under the transition guidance within the new standard on adoption. Therefore, comparative prior periods have not been adjusted. The adoption of the standard resulted in the recording of an operating lease asset and an operating lease liability of $0.2 million as of January 1, 2019. The adoption of ASC 842 did not have an impact on our condensed consolidated statements of operations. See Note 10 for additional details on our leases.
4. Stock-Based Compensation
Total stock-based compensation expense related to all equity awards for the three months ended March 31, 2019 and 2018 was composed of the following:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Research and development	$152	$135
General and administrative	531	748
Total stock-based compensation expense	$683	$883

As of March 31, 2019, we had approximately $2.6 million of total unrecognized compensation cost related to unvested common stock options and awards under our Employee Stock Purchase Plan which is expected to be recognized over a weighted-average period of 2.4 years.
Stock Options
During the three months ended March 31, 2019, we granted options to purchase 1,315,596 shares of our common stock at a weighted average fair value of $0.94 per share and a weighted average exercise price of $1.24 per share. During the three months ended March 31, 2018, we granted options to purchase 1,155,750 shares of our common stock at a weighted average fair value of $1.63 per share and a weighted average exercise price of $2.13 per share. For the three months ended March 31, 2019 and 2018, the fair values were estimated using the Black-Scholes valuation model using the following weighted-average assumptions:

	Three Months Ended March 31,
	2019	2018
Risk-free interest rate	2.5%	2.3%
Expected annual dividend yield	—	—
Expected stock price volatility	106.3%	96.9%
Expected term of options	4.5 years	5.7 years
During the three months ended March 31, 2019, no options to purchase shares of common stock were exercised.
5. Cash, Cash Equivalents and Available-for-Sale Securities
The following is a summary of cash, cash equivalents and available-for-sale securities:

	March 31, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$52,947	$—	$—	$52,947
Available-for-sale securities:
U.S. Treasury securities due in one year or less	6,494	—	(1)	6,493
U.S. government-sponsored enterprise obligations due in one year or less	11,087	4	—	11,091
Total available-for-sale securities	17,581	4	(1)	17,584
Total cash, cash equivalents and available-for-sale securities	$70,528	$4	$(1)	$70,531

	December 31, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$48,616	$—	$—	$48,616
Available-for-sale securities:
U.S. Treasury securities due in one year or less	4,988	—	(2)	4,986
U.S. government-sponsored enterprise obligations due in one year or less	4,991	—	(2)	4,989
Total available-for-sale securities	9,979	—	(4)	9,975
Total cash, cash equivalents and available-for-sale securities	$58,595	$—	$(4)	$58,591

We held two debt securities at March 31, 2019 that had been in an unrealized loss position for less than 12 months and no debt securities that had been in an unrealized loss position for 12 months or greater. The fair value of these securities was $6.5 million. There were no material unrealized losses from these securities. As of March 31, 2019, we held no securities in foreign financial institutions. We evaluated our securities for other-than-temporary impairments based on quantitative and qualitative factors. We considered the decline in market value for these securities to be primarily attributable to current economic and market conditions. It is not more likely than not that we will be required to sell these securities, and we do not intend to sell these securities before the recovery of their amortized cost basis. Based on our analysis, we do not consider these investments to be other-than-temporarily impaired as of March 31, 2019.
We had no material realized gains or losses on our available-for-sale securities for the three months ended March 31, 2019 and 2018. There were no other-than-temporary impairments recognized for the three months ended March 31, 2019 and 2018.
6. Fair Value
The following table provides the assets carried at fair value measured on a recurring basis as of March 31, 2019 and December 31, 2018:

	Level 1	Level 2
	(in thousands)
March 31, 2019
Assets:
Cash and cash equivalents	$50,700	$2,247
U.S. Treasury securities	—	6,493
U.S. government-sponsored enterprise obligations	—	11,091
Total	$50,700	$19,831
December 31, 2018
Assets:
Cash and cash equivalents	$48,616	$—
U.S. Treasury securities	—	4,986
U.S. government-sponsored enterprise obligations	—	4,989
Total	$48,616	$9,975
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
There have been no changes to our valuation methods during the three months ended March 31, 2019. We had no available-for-sale securities that were classified as Level 3 at any point during the three months ended March 31, 2019 or during the year ended December 31, 2018.
7. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Prepaid expenses	$1,048	$641
Other current assets	2,593	586
Total prepaid expenses and other current assets	$3,641	$1,227

8. Accrued Expenses and Other Current Liabilities
Accrued expenses consist of the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Accrued clinical and development	$2,940	$2,656
Accrued compensation and benefits	1,287	2,630
Operating lease liability, current	105	—
Other	1,442	1,235
Total accrued expenses	$5,774	$6,521
9. Liability Related to Sale of Future Royalties
On March 5, 2019, we and HealthCare Royalty Partners III, L.P., or HCR, entered into a purchase and sale agreement, or the HCR Agreement, providing for the acquisition by HCR of our interest in certain royalty payments, or the Purchased Assets, based on worldwide annual net sales of products containing duvelisib, or Copiktra™, an oral, dual inhibitor of PI3K delta and gamma, or the Licensed Product, pursuant to the Verastem Agreement, as defined in Note 11. Following satisfaction of customary closing conditions, the date of which we refer to as the Closing Date, we received $30.0 million, or the Closing Date Payment, less certain transaction expenses, on March 11, 2019. After sharing with Takeda in accordance with the Takeda Amendment, as defined in Note 11, we retained $22.5 million in gross proceeds, or approximately $20.9 million in net proceeds. We are entitled to receive up to $15.0 million in potential milestone payments based on the achievement of certain pre-specified net sales levels of the Licensed Product in the United States in the calendar year 2019 and an additional $5.0 million potential milestone payment based on the achievement of a certain pre-specified net sales level of the Licensed Product in the United States in the calendar year 2020. We refer to the milestone payments collectively as the Sales Milestone Payments. The Sales Milestone Payments, if paid, together with the Closing Date Payment are collectively referred to herein as the Investment Amount.
Pursuant to the HCR Agreement, our sale of the Purchased Assets shall be subject to an increasing cap amount defined below, which we refer to as the Cap Amount. The Cap Amount is equal to, for each applicable time period specified below, a multiple, as set forth below, of (a) the Investment Amount plus (b) 100% of the reasonably incurred Applicable Purchaser Expenditures, as defined below:

Time Period	Cap Amount
From the Closing Date until June 30, 2022	145%
From July 1, 2022 through June 30, 2023	155%
From July 1, 2023 through June 30, 2024	165%
From July 1, 2024 through June 30, 2025	175%
On any date that aggregate royalty payments made to HCR equal the Cap Amount applicable to such date, or the Cap Date, the HCR Agreement will automatically terminate, and all rights to the royalty stream with respect to the Licensed Product will revert back to us, which we refer to as the Reversion. If the Cap Date has not been achieved by June 30, 2025, there shall be no Cap Date, and the term of the HCR Agreement shall continue through the term of the Verastem Agreement. Prior to June 30, 2025, we shall have the right, but not the obligation, at any time prior to the Cap Date, if applicable, to cause the occurrence of the Cap Date (including for the purpose of determining the termination date of the HCR Agreement) by paying to HCR an amount equal to (i) the then-applicable Cap Amount less (ii) 100% of all payments made in respect of the Purchased Assets received by HCR through the date of such payment. In addition to the Cap Date, the HCR Agreement (a) may be terminated by mutual agreement of us and HCR, and (b) shall automatically terminate upon the expiration of our and Verastem’s obligations to each other under the Verastem Agreement (for a reason other than early termination thereof).

We recognized the proceeds received from HCR as a liability that will be amortized using the effective interest method over the life of the arrangement. As the basis for our determination, we considered, in accordance with the relevant accounting guidance, our right to the Reversion, if any, and our right to terminate the HCR Agreement by making payment to achieve the Cap Date. We recorded the receipt of the $30.0 million payment from HCR as a liability, net of debt discount and issuance costs of approximately $2.4 million. In order to determine the amortization of the liability, we are required to estimate the total amount of future net royalty payments to be made to HCR over the term of the HCR Agreement up to the estimated time period that the related Cap Amount would be achieved. The total threshold of net royalties to be paid, less the net proceeds received, will be recorded as interest expense over the life of the liability. We impute interest on the unamortized portion of the liability using the effective interest method. We estimated an effective annual interest rate of approximately 15%. Interest and debt discount amortization expense is reflected as interest expense in the Statement of Operations. Over the course of the HCR Agreement, the actual interest rate will be affected by the amount and timing of royalty revenue recognized and changes in forecasted royalty revenue. On a quarterly basis, we will reassess the effective interest rate and adjust the rate prospectively as needed.
The following table shows the activity within the liability account from the inception of the HCR Agreement through March 31, 2019:

March 31, 2019
(in thousands)
Liability related to sale of future royalties - beginning balance	$—
Proceeds from sale of future royalties	30,000
Debt discount and issuance costs	(2,382)
Non-cash royalty revenue	(76)
Non-cash interest expense recognized	304
Liability related to sale of future royalties - ending balance	27,846
During the three months ended March 31, 2019, we recognized non-cash royalty revenue of $0.1 million and $0.3 million of related non-cash interest expense. As royalties are remitted to HCR from Verastem, the balance of the recognized liability will be effectively repaid over the life of the HCR Agreement. There are a number of factors that could materially affect the amount and timing of royalty payments from Verastem, none of which are within our control.
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
Following the adoption of ASC 842, we recorded an asset and liability for the remaining term of our sublease and our data center lease. We combine lease and nonlease components for these two leases. Our leases do not provide an implicit rate; therefore, we use our incremental borrowing rate based on the information available at the adoption date in determining the present value of lease payments. The following is a summary of our current leases included in the respective balance sheet classifications:

March 31, 2019
Operating Leases	(in thousands)
Other assets	$125

Accrued expenses and other current liabilities	$105
As of March 31, 2019, the weighted average term remaining on our leases is 0.4 years, and the weighted average discount rate is 10%.

Operating lease costs, including variable costs, of $0.1 million were incurred during the three months ended March 31, 2019. Rent expense of approximately $0.1 million was incurred during the three months ended March 31, 2018.
Cash paid for amounts included in the measurement of lease liabilities was $0.1 million during the three months ended March 31, 2019. At March 31, 2019, future minimum payments under the leases are approximately $0.1 million.
11. Collaborations
Verastem
On October 29, 2016, we and Verastem, Inc., or Verastem, entered into a license agreement, which we and Verastem amended and restated on November 1, 2016, effective as of October 29, 2016. We refer to the amended and restated license agreement as the Verastem Agreement. Under the Verastem Agreement, we granted to Verastem an exclusive worldwide license in oncology indications for the research, development, commercialization, and manufacture of duvelisib and products containing duvelisib, which we refer to as Licensed Products.
We assessed this arrangement in accordance with ASC Topic 606, Revenue from Contracts with Customers, or ASC 606, and concluded that at the date of contract inception this arrangement contained two performance obligations, consisting of the license and transition activities. We satisfied the license at contract inception and transition activities over the transition period which ended in December 2016.
Verastem is obligated to pay us royalties on worldwide net sales of Licensed Products ranging from the mid-single digits to the high-single digits, a portion of which we are obligated to share with Takeda as described below. The royalty obligation will continue on a product-by-product and country-by-country basis until the latest to occur of (i) the last-to-expire patent right covering the applicable Licensed Product in the applicable country, (ii) the last-to-expire patent right covering the manufacture of the applicable Licensed Product in the country of manufacture of such Licensed Product, (iii) the expiration of non-patent regulatory exclusivity for such Licensed Product in the applicable country and (iv) ten years following the first commercial sale of a Licensed Product in the applicable country, provided that upon the expiration of the last-to-expire patent right covering the Licensed Product in the United States, the applicable royalty on net sales for such Licensed Product in the United States will be reduced by 50%. The royalties are also subject to reduction by 50% of certain third-party royalty payments or patent litigation damages or settlements which might be required to be paid by Verastem if litigation were to arise, with any such reductions capped at 50% of the amounts otherwise payable during the applicable royalty payment period. On March 5, 2019, we and HCR entered into the HCR Agreement providing for the acquisition by HCR of our interest in such royalty payments. See Note 9 for details of the transaction.
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

Duvelisib
Pursuant to the Takeda Agreement, prior to March 4, 2019, we were obligated to share equally with Takeda all revenue arising from certain qualifying transactions for duvelisib, including the Verastem Agreement, subject to certain exceptions including revenue we receive as reimbursement for duvelisib research and development expenses. By entry into a fourth amendment on March 4, 2019, or the Takeda Amendment, Takeda consented to the sale of the Purchased Assets and agreed to forego its rights to an equal share of the royalties due from Verastem during the period prior to the Reversion, and has agreed not to seek any payment from HCR with respect to the royalties owed to Takeda. In exchange, we paid Takeda $6.7 million representing 25% of the Closing Date Payment, net of 25% of the expenses incurred by us in connection with the HCR Agreement. In addition, we agreed to pay Takeda 25% of the royalties that would have been payable to us by Verastem but for the consummation of the HCR Agreement, which we refer to as the Interim Obligation, and 25% of any Sales Milestone Payments received. During the three months ended March 31, 2019, we recognized the $6.7 million payment and any Interim Obligation amounts owed to Takeda as royalty expense.
We have the right to extinguish the Interim Obligation by payment to Takeda of an amount equal to (i) the $6.7 million payment and 25% of any Sales Milestone Payments received multiplied by the multiple set forth in the table below corresponding to the time period in which such extinguishing payment is made, minus (ii) any payments made to Takeda pursuant to the Interim Obligation:

Time Period	Multiple
From the Takeda Amendment Effective Date until June 30, 2022	145%
From July 1, 2022 through June 30, 2023	155%
From July 1, 2023 through June 30, 2024	165%
From July 1, 2024 through June 30, 2025	175%
The Interim Obligation shall expire upon the occurrence of the Reversion, at which time our obligations to share equally with Takeda the royalties payable under the Verastem Agreement shall be reinstated.
IPI-549
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
Pursuant to the third amendment to the Takeda Agreement entered into on July 26, 2017, our obligations to pay royalties to Takeda with respect to worldwide net sales of products containing or comprised of a selective inhibitor of PI3K gamma, including but not limited to IPI-549, were terminated. In consideration for such termination, we concurrently executed a convertible promissory note, which we refer to as the Takeda Note, which obligated us to pay Takeda, or its designated affiliate, the principal amount of $6.0 million together with interest accruing at a rate of 8% per annum on or before July 26, 2018 in cash or in shares of our common stock, at the election of Takeda.
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

Under the PellePharm Agreement, PellePharm is obligated to pay us up to $11.0 million in clinical, regulatory and commercial-based milestone payments through the first commercial sale of a Hedgehog Product. PellePharm is also obligated to pay us up to $37.5 million in success-based milestone payments upon the achievement of certain annual net sales thresholds, as well as a share of certain revenue received by PellePharm in the event that PellePharm sublicenses its rights under the PellePharm Agreement and tiered royalties on annual net sales of Hedgehog Products subject to specified conditions. During the three months ended March 31, 2019, we recognized $2.0 million revenue for PellePharm’s initiation of a Phase 3 study investigating IPI-926 in patients with Gorlin Syndrome, a rare genetic disease that leads to the chronic formation of multiple basal cell carcinomas, as this milestone payment is variable consideration that became unconstrained following initiation of the study. We have recorded a corresponding receivable as of March 31, 2019. We received the payment in April 2019. The remaining milestones have not been recognized as they represent variable consideration that is constrained. In making this assessment, we considered numerous factors, including the fact that achievement of the milestones is outside our control and contingent upon the future success of clinical trials, PellePharm’s actions, and the receipt of regulatory approval. As the single performance obligation was previously satisfied, all regulatory and commercial-based milestones will be recognized as revenue in full in the period in which the constraint is removed. Any consideration related to sales-based milestones, including royalties, will be recognized when the related sales occur as these amounts have been determined to relate predominantly to the license granted to PellePharm and therefore are recognized at the later of when the performance obligation is satisfied or the related sales occur.
12. Stockholders’ Equity
In May 2016, we entered into a controlled equity offering sales agreement, or Sales Agreement, with Cantor Fitzgerald & Co., or Cantor Fitzgerald, pursuant to which we may from time to time, at our option, offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million through Cantor Fitzgerald, acting as our sales agent. Cantor Fitzgerald will be entitled to a commission of 3.0% of the aggregate gross proceeds from sales of shares of our common stock under the Sales Agreement. Sales of shares of our common stock under the Sales Agreement may be made by any method permitted by law that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made through the Nasdaq Global Select Market, on any other existing trading market for our common stock or to or through a market maker. We may also authorize Cantor Fitzgerald to sell shares in privately negotiated transactions. During the three months ended March 31, 2019, we did not sell any shares under the Sales Agreement. During the three months ended March 31, 2018, we sold 1,551,615 shares of common stock at a weighted average price per share of $2.29 at-the-market pursuant to the Sales Agreement for $3.4 million in net proceeds. As of March 31, 2019, we have an aggregate of $40.3 million available for future sales. We have no obligation to sell shares of our common stock and cannot provide any assurances that we will issue any additional shares pursuant to the Sales Agreement. We may also suspend the offering of shares of our common stock upon notice to Cantor Fitzgerald and subject to other conditions.
13. Subsequent Event
On April 5, 2019, we entered into a lease agreement, or the Lease, with Sun Life Assurance Company of Canada, or the Landlord, effective April 3, 2019, or the Commencement Date, for the lease of approximately 10,097 square feet of office space at 1100 Massachusetts Avenue, Cambridge, Massachusetts, or the Leased Premises. The term of the Lease commences on the Commencement Date and expires on August 1, 2024, or the Expiration Date, approximately five years after the Rent Commencement Date as described below.
Beginning August 1, 2019, or the Rent Commencement Date, the total base rent of the Lease will be $47,961 per month and will increase by approximately 3% on each anniversary of the Rent Commencement Date until the Expiration Date. In addition to the base rent, we are also responsible for our share of the operating expenses, insurance, real estate taxes and certain capital costs, and we are responsible for utilities in our premises, all in accordance with the terms of the Lease. Pursuant to the terms of the Lease, we are required to provide a security deposit in the form of a letter of credit in the initial amount $300,000, which may be reduced to $150,000 over time in accordance with the terms of the Lease. The Landlord has agreed to contribute up to $555,335 to fund certain improvements to be made by us to the Leased Premises.
Subject to certain conditions specified in the Lease, we have the right to extend the term of the Lease for two years, provided that we provide notice to the Landlord not earlier than 12 months, nor later than 9 months, prior to expiration of the Lease. The base rent for the extension term shall be equal to the greater of the base rent in effect for the last year of the initial lease term or a fair market base rent determined according to the terms of the Lease.
The Lease contains customary provisions allowing the Landlord to, among other things, accelerate payments under the Lease or terminate the Lease in its entirety if we fail to remedy a default of any of our obligations under the Lease within specified time periods or upon our bankruptcy or insolvency.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. Some of the information contained in this discussion and analysis and set forth elsewhere in this report, including information with respect to our plans and strategy for our business, the possible achievement of development goals and milestones, our future development efforts, our collaborations, and our future operating results and financial position, includes forward-looking statements that involve risks and uncertainties. We often use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “seek,” “target,” “goal,” “potential,” “will,” “would,” “could,” “should,” “continue,” and other words and terms of similar meaning to help identify forward-looking statements, although not all forward-looking statements contain these identifying words. You can also identify these forward-looking statements by the fact that they do not relate strictly to historical or current facts. There are a number of important risks and uncertainties that could cause actual results or events to differ materially from those indicated by forward-looking statements made herein. These risks and uncertainties include those inherent in pharmaceutical research and development, such as adverse results in our drug discovery and clinical development activities, decisions made by the U.S. Food and Drug Administration, or FDA, and other regulatory authorities with respect to the development and commercialization of our product candidates, our ability to obtain, maintain and enforce intellectual property rights for our product candidates, our dependence on our alliance partners, competition, our ability to obtain any necessary financing to conduct our planned activities, our ability to implement our strategic plans, our ability to achieve cost-savings benefits from our restructuring and other risk factors described herein. We have included, and you should review, important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the section titled “Risk Factors” in Part II, Item 1A that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this report. Unless required by law, we do not undertake any obligation to update any forward-looking statements.
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
Clinical Development Program
We entered into a clinical supply agreement with F. Hoffmann-La Roche Ltd., or Roche, on March 7, 2019, under which Roche will supply atezolizumab to us for our use in our Phase 2 multi-arm study entitled MARIO-3: MAcrophage Reprogramming in Immuno-Oncology. MARIO-3, which we intend to initiate in the third quarter of 2019, will evaluate IPI-549 in combination with atezolizumab, also known as Tecentriq®, and nab-paclitaxel, also known as Abraxane®, in front-line triple negative breast cancer and in combination with atezolizumab and bevacizumab in front-line renal cell carcinoma.
We entered into a clinical supply agreement in November 2018 with Bristol-Myers Squibb Company, or BMS, under which BMS has agreed to supply nivolumab, also known as Opdivo®, for our use in MARIO-275, a global, randomized Phase 2 study designed to evaluate the effect of adding IPI-549 to nivolumab in checkpoint-naïve advanced urothelial cancer patients who have progressed or recurred following treatment with platinum-based chemotherapy. We expect that approximately 160 patients will be randomized between combination therapy and nivolumab monotherapy plus placebo. The primary endpoint of the trial will be the overall response rate, which will be assessed in the overall population as well as in subsets of patients with different baseline levels of myeloid-derived suppressor cells, or MDSCs. The design of MARIO-275 is supported by data from MARIO-1 presented at the American Society of Clinical Oncology Annual Meeting, or ASCO, 2018, which showed that MDSCs were reduced in the majority of patients treated with IPI-549 monotherapy, as well as an exploratory analyses of data from a BMS clinical study evaluating nivolumab monotherapy in patients with urothelial cancer, referred to as CheckMate-275, that showed that high levels of MDSCs were associated with shorter overall survival in patients treated with nivolumab. We intend to initiate MARIO-275 in the second quarter of 2019.
Our ongoing Phase 1/1b study MARIO-1 is designed to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics, and activity for IPI-549 both as a monotherapy and in combination with nivolumab in approximately 220 patients with advanced solid tumors. Nivolumab is an immune checkpoint inhibitor therapy commercialized by BMS that targets PD-1. The dose-escalation portions of MARIO-1 are complete, and enrollment is ongoing in the combination therapy expansion cohorts designed to evaluate patients dosed at 40 mg once daily, or QD, of IPI-549 in combination with the standard regimen of nivolumab.

We reported data from the combination expansion cohorts of the MARIO-1 study in a late-breaking poster presentation at the 33rd Annual Meeting of the Society for Immunotherapy of Cancer on November 10, 2018. Among the 44 patients evaluable for activity as of the October 14, 2018 data-cutoff date, 15 patients showed a best response of stable disease or better, including one partial response in an advanced melanoma patient who progressed on immediate prior nivolumab therapy. Reductions in elevated baseline levels of MDSCs were seen in these patients, as well as corresponding increases in the proliferative fraction of previously exhausted memory cytotoxic T cells. The data included long-term follow up on additional partial responses in two patients from the combination dose escalation component of the study who demonstrated sustained inhibition of MDSCs during the period in which the partial response was maintained. Among the 82 patients evaluable for safety, the majority of side effects reported were Grade 1 or Grade 2, with three (4%) patients discontinuing the study due to treatment-related toxicities. The most common Grade 3+ adverse events were rash (n=6, 7%) and increased liver enzymes AST (n=7, 9%) and ALT (n=5, 6%). There were no treatment-related deaths.
This safety profile is consistent with the safety data from the dose-escalation portion of MARIO-1 that we presented on June 4, 2018, during a poster session and poster discussion session at ASCO. The data demonstrated that IPI-549 combined with nivolumab was well tolerated at all doses tested, up to the recommended combination therapy expansion dose of IPI-549 at 40 mg QD plus nivolumab at 240 mg once every two weeks. No maximum tolerated dose was determined, and there were no treatment-related deaths. The pharmacokinetic/pharmacodynamic profile of IPI-549 (up to the recommended combination expansion dose of 40 mg QD) was unaffected by nivolumab co-administration, and IPI-549 in combination with nivolumab reduced immune suppression and increased immune activation, as indicated by analyses of peripheral blood. At ASCO, we also presented updated clinical and translational data from the fully enrolled monotherapy expansion portion of MARIO-1 that demonstrated that IPI-549 as a monotherapy continued to be well tolerated at all doses studied up to the recommended dose for monotherapy expansion of 60 mg QD, and that IPI-549 as a monotherapy reduced immune suppression and increased immune activation, as indicated by analyses of peripheral blood and paired tumor biopsies.
We will also be seeking to advance a novel triple combination therapy with Arcus Biosciences, Inc., or Arcus, evaluating IPI-549 in combination with AB928, Arcus’s dual adenosine receptor antagonist, and chemotherapy in patients with previously treated, advanced triple negative breast cancer, or TNBC. As both macrophages and high adenosine levels are believed to play critical roles in creating a highly immunosuppressive tumor microenvironment in cancer after chemotherapy, the novel immuno-oncology combination being evaluated in this setting represents a potentially promising approach to treating TNBC. We intend to initiate the Arcus study in the second half of 2019.
2019 Lease
In April 2019, we entered into a lease agreement with Sun Life Assurance Company of Canada, which we refer to as our Landlord, for the lease of approximately 10,097 square feet of office space at 1100 Massachusetts Avenue, Cambridge, Massachusetts, which we refer to as the Leased Premises. The initial Lease term expires on August 1, 2024, and we have the right to extend the initial term of the Lease for two years, provided that we provide notice to the Landlord not earlier than 12 months, nor later than 9 months, prior to expiration of the Lease and subject to other conditions specified in the Lease. The Lease contains customary provisions allowing the Landlord to, among other things, accelerate payments under the Lease or terminate the Lease in its entirety if we fail to remedy a default of any of our obligations under the Lease within specified time periods or upon our bankruptcy or insolvency.
Beginning August 1, 2019, or the Rent Commencement Date, the total base rent of the Lease will be $47,961 per month and will increase by approximately 3% on each anniversary of the Rent Commencement Date until the expiration date. In addition to the base rent, we are also responsible for our share of the operating expenses, insurance, real estate taxes and certain capital costs, and are responsible for utilities in our premises, all in accordance with the terms of the Lease. Pursuant to the terms of the Lease, we are required to provide a security deposit in the form of a letter of credit in the initial amount $300,000, which may be reduced to $150,000 over time in accordance with the terms of the Lease. The Landlord has agreed to contribute up to $555,335 to fund certain improvements to be made by us to the Leased Premises.
Alliances, Collaborations, and Other Arrangements
We have primarily incurred operating losses since inception and will continue to fund our operations through collaboration and license arrangements and alliances, as well as through the sale of securities until such time as we are able to generate significant revenue from product sales. Such arrangements have provided access to breakthrough science, significant research and development support and funding, and innovative drug development programs, all intended to help us realize the full potential of our product pipeline. In the first quarter of 2019, we entered into agreements to accelerate proceeds from and realized milestone payments related to several such arrangements:

•
On March 5, 2019, we entered into a purchase and sales agreement, or the HCR Agreement, with HealthCare Royalty Partners III, L.P., or HCR, providing for the acquisition by HCR of our interest in certain royalty payments, or the Purchased Assets, due to us under our license agreement with Verastem, Inc., or Verastem, based on worldwide annual net sales of products containing duvelisib, or Copiktra™, in oncology indications, or Licensed Product. We refer to the license agreement with Verastem as the Verastem Agreement. Duvelisib is a selective PI3K-delta,gamma inhibitor that we licensed from a subsidiary of Takeda Pharmaceutical Company Limited, or Takeda, under a license agreement that we refer to as the Takeda Agreement. In consideration for the Purchased Assets, we received a $30.0 million upfront payment from HCR, less certain expenses, and are also entitled to receive (i) up to $15.0 million in potential milestone payments based on the achievement of certain pre-specified net sales levels of the Licensed Product in the United States in the calendar year 2019 and (ii) up to an additional $5.0 million in potential milestone payments based on the achievement of a certain pre-specified net sales level of the Licensed Product in the United States in the calendar year 2020. We collectively refer to such milestone payments as the Sales Milestone Payments.

•
On March 4, 2019, in order to facilitate the HCR Agreement, we entered into a fourth amendment to the Takeda Agreement, which we refer to as the Takeda Amendment. Pursuant to the Takeda Amendment, Takeda (i) consented to the sale of the Purchased Assets, (ii) agreed to forego its rights to an equal share of the royalties owed to it under the Takeda Agreement during a period of time designated under the HCR Agreement, and (iii) agreed not to seek any payment from HCR with respect to the royalties owed to Takeda. In exchange, we paid to Takeda $6.7 million, representing 25% of the upfront payment we received from HCR under the HCR Agreement, less certain expenses, and agreed to pay Takeda 25% of the royalties that would have been payable to us by Verastem but for the consummation of the transaction under the HCR Agreement, no later than the date such payments would have been received by us under the Verastem Agreement, and 25% of the Sales Milestone Payments we receive, if any, net of applicable expenses.

•
In March 2019, we earned a $2.0 million milestone payment from PellePharm, Inc., or PellePharm, which we received in April 2019, for the initiation of a Phase 3 study investigating IPI-926 in patients with Gorlin Syndrome, a rare genetic disease that leads to the chronic formation of multiple basal cell carcinomas. The milestone payment was made pursuant to a license agreement we entered into with PellePharm in 2013, under which we granted PellePharm exclusive global development and commercialization rights to our hedgehog inhibitor program, including IPI-926.

For a further description of these agreements and other of our strategic alliances, see Note 9 and Note 11 of the notes to our unaudited, condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and our prior disclosure included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the U.S. Securities and Exchange Commission, or SEC, on March 14, 2019, which we refer to as our 2018 Annual Report on Form 10-K.
To date, substantially all of our resources have been devoted to organizing and staffing our company, conducting preclinical and translational research and clinical development, and otherwise raising capital and business planning. We expect to continue to spend significant resources to fund the development and potential commercialization of IPI-549 and will continue to incur significant operating losses for the foreseeable future. If we are unable to raise capital or enter into a collaboration or license arrangement on terms that ensure adequate funding on terms favorable to us, we may have to delay, reduce or discontinue the development or commercialization of IPI-549.
Due to the risks and uncertainties inherent in pharmaceutical product development and commercialization, as described in the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, we are unable to predict future expenses and future profitability. We may fail to obtain marketing approval for IPI-549 or to successfully commercialize IPI-549. If we are unable to create sustained profitability, we may be forced to reduce or terminate our operations.
Financial Overview
Revenue
To date, all our revenue has been generated under collaboration agreements. The terms of these collaboration agreements may include payment to us of upfront license fees, funding or reimbursement of research and development efforts, milestone payments if specified objectives are achieved, and/or royalties on product sales.

At the inception of each agreement, we follow a five-step model: 1) identify the customer contract; 2) identify the contract’s performance obligations; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations; and 5) recognize revenue when or as a performance obligation is satisfied. We evaluate all promised goods and services within a customer contract and determine which of those are separate performance obligations. This evaluation includes an assessment of whether the good or service is capable of being distinct and whether the good or service is separable from other promises in the contract. When a performance obligation is satisfied, we recognize as revenue the amount of the transaction price, excluding estimates of variable consideration that are constrained, that is allocated to that performance obligation. For contracts that contain variable consideration, such as milestone payments, we estimate the amount of variable consideration by using either the expected value method or the most likely amount method. In making this assessment, we evaluate factors such as the clinical, regulatory, commercial and other risks that must be overcome to achieve the milestone. Each reporting period we re-evaluate the probability of achievement of such milestones and any related constraints. We will include variable consideration, without constraint, in the transaction price to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.
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
Royalty Expense
Royalty expense represents expense associated with amounts owed to third parties as a result of royalty revenue recognized and the sale of future royalties.
Other Income and Expense
Other income and expense typically consists of interest earned on cash, cash equivalents and available-for-sale securities, gain or loss on sale of property and equipment and interest expense.

Critical Accounting Policies and Significant Judgments and Estimates
The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to cumulative revenue related to variable consideration, accrued expenses, estimates of future net royalty payments used in the calculation of our liability related to the sale of future royalties, assumptions in the valuation of stock-based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.
There have been no material changes to our critical accounting policies, except as noted below with respect to our liability related to sale of future royalties, royalty expense and lease accounting policies within “Recently Adopted Accounting Pronouncements” during the three months ended March 31, 2019. Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2018 Annual Report on Form 10-K for a discussion of our critical accounting policies and significant judgments and estimates.
Liability Related to Sale of Future Royalties
We treat the liability related to sale of future royalties as a debt financing, amortized under the effective interest rate method over the estimated life of the related royalty stream. The liability related to sale of future royalties and the debt amortization are based on our current estimates of future royalties expected to be paid over the life of the arrangement. We will periodically assess the expected royalty payments using projections from external sources. To the extent our future estimates of future royalty payments are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, we will adjust the liability related to sale of future royalties and recognize related non-cash interest expense on a prospective basis. Non-cash royalty revenue is reflected as royalty revenue, and non-cash amortization of debt is reflected as interest expense in the Statement of Operations.
Royalty Expense
Royalty expense is recorded when incurred and represents expense associated with amounts owed to third parties as a result of royalty revenue recognized and the amounts owed by us to Takeda in relation to sale of future royalties.
Recently Adopted Accounting Pronouncements
See Note 3 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of recently adopted accounting pronouncements applicable to our business.
Results of Operations
The following table summarizes our results of operations for each of the three months ended March 31, 2019 and 2018, together with the change in these items in dollars and as a percentage:

	Three Months Ended March 31,		$ Change	% Change
	2019	2018
	(in thousands)
Collaboration revenue	$2,000	$—	$2,000	—%
Royalty revenue	142	—	142	—%
Research and development expense	5,766	5,911	(145)	(2)%
General and administrative expense	3,398	3,606	(208)	(6)%
Royalty expense	6,761	—	6,761	—%
Investment and other income	289	159	130	82%
Interest expense	(304)	(93)	(211)	227%
Income taxes benefit	54	—	54	—%
Revenue
Our revenue for the three months ended March 31, 2019 consisted of:

•	$2.0 million of revenue related to the milestone from PellePharm for the initiation of a Phase 3 study investigating IPI-926 in patients with Gorlin Syndrome, and

•	approximately $0.1 million of revenue related to royalties from Verastem on net sales of duvelisib.
Research and Development Expense
Research and development expense is comparable for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.
We began to track and accumulate expenses by major program starting on January 1, 2006. These expenses primarily relate to payroll and related expenses for personnel working on our programs, process development and manufacturing, preclinical toxicology studies, clinical trial costs and allocated costs of facilities. During the three months ended March 31, 2019 and 2018, we estimate that we incurred $5.8 million and $5.9 million, respectively, on IPI-549. From January 1, 2006 through March 31, 2019, we estimate that we incurred $635.3 million on our PI3K inhibitor program, including IPI-549 and duvelisib.
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
General and Administrative Expense
General and administrative expense is comparable for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.
Royalty Expense
Royalty expense represents the 4% royalty on net sales of duvelisib owed by us to Mundipharma International Corporation Limited and Purdue Pharmaceutical Products L.P and costs owed by us to Takeda, including the $6.7 million paid in relation to the HCR Agreement (see Note 11 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
Investment and Other Income

Investment and other income increased for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 primarily as a result of higher yields on our cash equivalents and available-for-sale securities.
Interest Expense
Interest expense for the three months ended March 31, 2019 was due to the amortization of the liability related to sale of future royalties.
Interest expense for the three months ended March 31, 2018 was due to the Takeda Note (see Note 11 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
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
The following table summarizes the components of our financial condition:

	March 31, 2019	December 31, 2018
	(in thousands)
Cash, cash equivalents and available-for-sale securities	$70,531	$58,591
Working capital	66,713	52,100

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cash provided by (used in):
Operating activities	$(15,675)	$(9,255)
Investing activities	(7,612)	5,786
Financing activities	27,618	(563)
Cash Flows
For the three months ended March 31, 2019 compared to the three months ended March 31, 2018, our cash used in operating activities increased primarily due to our payment to Takeda related to the HCR Agreement. Our cash used in operating activities in future periods may vary significantly.
Net cash from investing activities for the three months ended March 31, 2019 primarily included purchases of available-for-sale securities of $12.6 million and proceeds of $5.0 million from maturities of available-for-sale securities.
Net cash provided by financing activities for the three months ended March 31, 2019 included $27.6 million in net proceeds from the sale of future royalties due to us from Verastem (see Note 9 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
Operating Capital Requirements
As of March 31, 2019, we had cash, cash equivalents and available-for-sale securities of $70.5 million. We believe that our existing cash, cash equivalents and available-for-sale securities at March 31, 2019 will be adequate to satisfy our capital needs for at least the next twelve months based on our current operational plans. We expect to continue to spend significant resources to fund the development and potential commercialization of IPI-549 and to incur significant operating losses for the foreseeable future.
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
We may seek additional funds through arrangements with collaborators or other third parties, or through project financing. These arrangements would generally require us to relinquish or encumber rights to some of our technologies or product candidates, and we may not be able to enter into such agreements on acceptable terms, if at all. We may also seek additional funding through public or private financings of equity and/or debt securities, but such financings may not be available on acceptable terms, if at all. In addition, the terms of our financings may be dilutive to, or otherwise adversely affect, holders of our common stock, and such terms may impact our ability to make capital expenditures or incur additional debt. If we are unable to obtain additional funding on a timely basis, we may be required to curtail or terminate some or all of our development programs or to scale back, suspend or terminate our business operations.
Common Stock Sales Facility
In May 2016, we entered into a controlled equity offering sales agreement, or Sales Agreement, with Cantor Fitzgerald & Co., or Cantor Fitzgerald, pursuant to which we may from time to time, at our option, offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million through Cantor Fitzgerald, acting as our sales agent. Cantor Fitzgerald will be entitled to a commission of 3.0% of the aggregate gross proceeds from sales of shares of our common stock under the Sales Agreement. Sales of shares of our common stock under the Sales Agreement may be made by any method permitted by law that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made through the Nasdaq Global Select Market, on any other existing trading market for our common stock or to or through a market maker. We may also authorize Cantor Fitzgerald to sell shares in privately negotiated transactions. During the three months ended March 31, 2019, we did not sell any shares under the Sales Agreement. As of March 31, 2019, we have an aggregate of $40.3 million available for future sales. We have no obligation to sell shares of our common stock and cannot provide any assurances that we will issue any additional shares pursuant to the Sales Agreement. We may also suspend the offering of shares of our common stock upon notice to Cantor Fitzgerald and subject to other conditions.
Off-Balance Sheet Arrangements
Since inception, we have not engaged in any off-balance sheet financing activities, including the use of structured finance, special purpose entities or variable interest entities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 4.	Controls and Procedures
Our management, with the participation of our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our principal executive and financial officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1A.	Risk Factors
You should carefully consider the following risk factors, in addition to other information included in this Quarterly Report on Form 10-Q, in evaluating us and our business. If any of the following risks occur, our business, financial condition, operating results and strategic plans could be materially and adversely affected. These risk factors restate and supersede the risk factors set forth in the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Risks Related to Our Financial Position and Need for Additional Capital
We have a history of operating losses, expect to incur significant and increasing operating losses in the future, and may never become profitable, or if we become profitable, we may not remain profitable.
We have no approved products, have generated no product revenue from sales, and have primarily incurred operating losses. As of March 31, 2019, we had an accumulated deficit of $692.5 million. We expect to continue to spend significant resources to fund IPI-549, our selective inhibitor of phosphoinositide-3-kinase, or PI3K-gamma. While we may have net income in some periods as the result of non-recurring collaboration revenue, we expect to incur substantial operating losses over the next several years as our clinical trial and drug manufacturing activities continue. In addition, if we proceed to seek and possibly obtain regulatory approval of IPI-549, we would expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution, to the extent such sales, marketing, manufacturing and distribution are not the responsibility of a future collaborator. As a result, we expect that our accumulated deficit would also increase significantly.
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
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time consuming, expensive and uncertain process that takes years to complete. We will need substantial additional funds to support our planned operations. In the absence of additional funding or business development activities, we believe that our existing cash, cash equivalents and available-for-sale securities at March 31, 2019 will be adequate to satisfy our capital needs for at least the next twelve months.
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

•
the timing and amount of additional revenues, if any, received from commercial sales of products containing duvelisib, or Licensed Products, including any milestone payments based on the achievement of certain pre-specified net sales, or Sales Milestone Payments, we might receive under the purchase and sale agreement, or HCR Agreement, we entered into with HealthCare Royalty Partners III, L.P., or HCR, or any additional royalties we might receive from Verastem, Inc., or Verastem, if such rights reverted to us in accordance with the HCR Agreement upon satisfaction of our obligations to HCR thereunder;

•	the timing and amount of royalty payments, if any, owed to Takeda Pharmaceuticals Company Limited, or Takeda, based on sales of Licensed Products by Verastem;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;

•	any breach, acceleration event or event of default under any agreements with third parties;

•	the outcome of any lawsuits that could be brought against us;

•	the cost of acquiring raw materials for, and of manufacturing, our product candidates is higher than anticipated;

•	the cost or quantity required of comparator or combination drugs used in clinical studies increases;

•	the effect of competing technological and market developments;

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
We may seek additional funding through public or private financings of equity or debt securities, but such financing may not be available on acceptable terms, if at all. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders, increased fixed payment obligations and the existence of securities with rights that may adversely affect the rights of our existing stockholders including liquidation or other preferences and anti-dilution protections. For example, during the fiscal year ending December 31, 2018, we sold 4,461,893 shares of common stock at a weighted average price per share of $2.18 under our common stock sales facility for $9.3 million in net proceeds. Additionally, we sold 1,134,689 shares of common stock to Millennium Pharmaceuticals, Inc., the designated subsidiary of Takeda Pharmaceutical Company Limited, as partial repayment for the convertible promissory note we issued on July 26, 2017. We refer to our PI3K inhibitor program licensor, including its several subsidiaries, as Takeda.
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
Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. On March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The United Kingdom had a period of a maximum of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the European Union. If no formal withdrawal agreement can be reached between the United Kingdom and the European Union, then it is expected that the United Kingdom’s membership of the European Union would automatically terminate on the deadline, which was initially March 29, 2019. That deadline has been extended to October 31, 2019 to allow the parties to negotiate a withdrawal agreement, which has proven to be extremely difficult to date. Discussions between the United Kingdom and the European Union will continue to focus on withdrawal issues and transition agreements. However, limited progress to date in these negotiations and ongoing uncertainty within the government of the United Kingdom sustains the possibility of the United Kingdom leaving the European Union without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption.
Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, Brexit could materially impact the regulatory regime with respect to the approval of IPI-549 or any future product candidate in the United Kingdom or the European Union. For example, the British government has begun negotiating the terms of the UK’s withdrawal from the EU. It is unclear what impact Brexit may have, if any, on the development and commercialization of IPI-549, although the first practical effects of Brexit on healthcare were felt in November 2017 when EU member states voted to move the European Medicines Agency, or the EMA, the EU’s regulatory body, from London to Amsterdam. Operations in Amsterdam are slated to commence by March 30, 2019, although the move itself could cause significant disruption to the regulatory approval process in Europe.
Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our future product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.
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
Since enactment of the ACA, there have been numerous legal challenges and congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act, or TCJA, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Further, each chamber of the Congress has put forth multiple bills designed to repeal or repeal and replace portions of the ACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to replace elements of the ACA. It is possible that such initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits. While the timing and scope of any potential future legislation to amend the ACA is highly uncertain in many respects, it is also possible that some of the ACA provisions that generally are not favorable for the research-based pharmaceutical industry could also be repealed along with ACA coverage expansion provision. We will continue to evaluate the effect that the ACA and its possible repeal and replacement could have on our business.
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

In addition, the Centers for Medicare & Medicaid Services, or CMS, has proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. On November 30, 2018, CMS announced a proposed rule that would amend the Medicare Advantage and Medicare Part D prescription drug benefit regulations to reduce out of pocket costs for plan enrollees and allow Medicare plans to negotiate lower rates for certain drugs. Among other things, the proposed rule changes would allow Medicare Advantage plans to use pre-authorization, or PA, and step therapy, or ST, for six protected classes of drugs, with certain exceptions; permit plans to implement PA and ST in Medicare Part B drugs; and change the definition of “negotiated prices” while adding a definition of “price concession” in the regulations. It is unclear whether these proposed changes will be accepted, and if so, what effect such changes will have on our business. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.
Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. The Trump Administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration has recently represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling. It is unclear how this decision and any subsequent appeals and other efforts to repeal and replace the ACA will impact the ACA and our business. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.
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

Specifically, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump Administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on May 11, 2018, the Trump Administration issued a plan to lower drug prices. Under this blueprint for action, the Trump Administration indicated that the HHS will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases. More recently, on January 31, 2019, the HHS Office of Inspector General proposed modifications to the federal Anti-Kickback Statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations.
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
Despite the implementation of security measures and certain data recovery measures, our internal computer systems and those of third parties with which we contract are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, sabotage, natural disasters, terrorism, war, and telecommunication and electrical failures. Any system failure, accident or security breach that causes interruptions in our operations, for us or those third parties with which we contract, could result in a material disruption of our product development programs and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. For example, the loss of clinical trial data from completed clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we may incur liabilities and the further development of IPI-549, or any future product candidates we may develop, may be delayed. In addition, we may not have adequate insurance coverage to provide compensation for any losses associated with such events.
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
To our knowledge, based on the number of shares of our common stock outstanding on April 30, 2019, stockholders beneficially owning 5% or more of our common stock, as well as our executive officers, directors, and their respective affiliates, beneficially owned in the aggregate approximately 31% of our common stock. These stockholders have the ability to influence our company through this ownership position. For example, as a result of this concentration of ownership, these stockholders, if acting together, may have the ability to affect the outcome of matters submitted to our stockholders for approval, including the election and removal of directors, changes to our equity compensation plans and any merger or similar transaction. This concentration of ownership may, therefore, harm the market price of our common stock by:

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
As of March 31, 2019, we had $70.5 million in cash, cash equivalents and available-for-sale securities. We historically have invested these amounts in money market funds, corporate obligations, U.S. government-sponsored enterprise obligations, U.S. Treasury securities and mortgage-backed securities meeting the criteria of our investment policy, which prioritizes the preservation of our capital. Corporate obligations may include obligations issued by corporations in countries other than the United States, including some issues that have not been guaranteed by governments and government agencies. Our investments are subject to general credit, liquidity, market and interest rate risks and instability in the financial markets. We may realize losses in the fair value of these investments or a complete loss of these investments. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio may have a material adverse effect on our financial results and the availability of cash to fund our operations.

Item 6.	Exhibits

	Description	Incorporated by Reference
Exhibit No.		Form	SEC Filing date	Exhibit Number	Filed with this 10-Q
3.1	Restated Certificate of Incorporation of the Registrant.	10-Q	8/9/2007	3.1
3.2	Amended and Restated Bylaws of the Registrant.	8-K	3/17/2009	3.1
4.1	Form of Common Stock Certificate.	10-K	3/14/2008	4.1
10.1	Amendment No. 4 to Amended and Restated Development and License Agreement, dated as of March 4, 2019, by and between the Registrant and Intellikine LLC.				X
10.2	Purchase and Sale Agreement, dated as of March 5, 2019, between the Registrant and HealthCare Royalty Partners III, L.P.				X
10.3	Protective Rights Agreement, dated as of March 11, 2019, between the Registrant and HCR Collateral Managements, LLC.				X
10.4	Lease Agreement, dated April 3, 2019, between Registrant and Sun Life Assurance Company of Canada.				X
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, and (v) Notes to Condensed Consolidated Financial Statements. Filed herewith.
X

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFINITY PHARMACEUTICALS, INC.
Date: May 7, 2019	By:	/s/ LAWRENCE E. BLOCH, M.D., J.D.
Lawrence E. Bloch, M.D., J.D.
President
(Principal Financial Officer & Principal Accounting Officer)