Form 10-Q
period 2019-06-30
INFINITY PHARMACEUTICALS, INC.
filed 2019-07-30
CIK 1113148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on July 23, 2019: 57,026,782

INFINITY PHARMACEUTICALS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2019

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$42,625	$48,616
Available-for-sale securities	20,374	9,975
Prepaid expenses and other current assets	1,974	1,227
Total current assets	64,973	59,818
Property and equipment, net	955	28
Restricted cash	315	—
Operating lease right-of-use assets	1,782	—
Other assets	413	369
Total assets	$68,438	$60,215
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,054	$1,197
Accrued expenses and other current liabilities	7,136	6,521
Total current liabilities	8,190	7,718
Liability related to sale of future royalties, net (Note 9)	28,797	—
Operating lease liability, less current portion	1,849	—
Other liabilities	34	38
Total liabilities	38,870	7,756
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common Stock, $0.001 par value; 100,000,000 shares authorized; 57,026,782 and 56,907,096 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	57	57
Additional paid-in capital	732,515	731,178
Accumulated deficit	(703,030)	(678,772)
Accumulated other comprehensive income (loss)	26	(4)
Total stockholders’ equity	29,568	52,459
Total liabilities and stockholders’ equity	$68,438	$60,215
The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Collaboration revenue	$—	$—	$2,000	$—
Royalty revenue	257	—	399	—
Total revenues	257	—	2,399	—
Operating expenses:
Research and development	6,076	3,749	11,842	9,660
General and administrative	3,771	3,386	7,169	6,992
Royalty expense (note 11)	155	—	6,916	—
Total operating expenses	10,002	7,135	25,927	16,652
Loss from operations	(9,745)	(7,135)	(23,528)	(16,652)
Other income (expense):
Investment and other income	318	172	607	331
Interest expense (note 9)	(1,087)	—	(1,391)	(93)
Total other income (expense)	(769)	172	(784)	238
Loss before income taxes	(10,514)	(6,963)	(24,312)	(16,414)
Income taxes benefit	—	—	54	—
Net loss	$(10,514)	$(6,963)	$(24,258)	$(16,414)
Basic and diluted net loss per common share:	$(0.18)	$(0.12)	$(0.43)	$(0.30)
Basic and diluted weighted average number of common shares outstanding:	56,942,033	55,966,910	56,933,521	53,936,520
Other comprehensive income:
Net unrealized holding gains on available-for-sale securities arising during the period	23	11	30	15
Comprehensive loss	$(10,491)	$(6,952)	$(24,228)	$(16,399)

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net loss	$(24,258)	$(16,414)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	18	116
Stock-based compensation, including 401(k) match	1,246	1,728
Non-cash royalty revenue	(212)	—
Non-cash interest expense	1,391	—
Other, net	(45)	176
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(791)	(473)
Operating lease right-of-use assets	241	—
Accounts payable, accrued expenses and other liabilities	(308)	786
Operating lease liability	(118)	—
Net cash used in operating activities	(22,836)	(14,081)
Investing activities
Purchases of property and equipment	(224)	—
Purchases of available-for-sale securities	(21,761)	(5,744)
Proceeds from maturities of available-for-sale securities	11,500	28,790
Net cash provided by (used in) investing activities	(10,485)	23,046
Financing activities
Proceeds from sale of future royalties, net	27,618	—
Proceeds from common stock sales facility, net of issuance costs	—	9,355
Proceeds from issuances of common stock, net	27	238
Repayment of note payable	—	(4,000)
Net cash provided by financing activities	27,645	5,593
Net increase (decrease) in cash, cash equivalents and restricted cash	(5,676)	14,558
Cash, cash equivalents and restricted cash at beginning of period	48,616	34,607
Cash, cash equivalents and restricted cash at end of period	$42,940	$49,165
Supplemental schedule of noncash activities
Assets acquired under operating lease obligation	$1,849	$—
Property and equipment in accrued expenses	$721	$—
Issuance of common stock for repayment of note payable, including interest	$—	$2,301
Issuance of common stock for compensation	$—	$493
The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2019	56,925,528	$57	$731,861	$(692,516)	$3	$39,405
Stock-based compensation expense			563			563
Issuance of common stock, net	101,254		91			91
Unrealized gain on marketable securities					23	23
Net loss				(10,514)		(10,514)
Balance at June 30, 2019	57,026,782	$57	$732,515	$(703,030)	$26	$29,568

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2018	53,697,697	$54	$722,324	$(676,970)	$(11)	$45,397
Exercise of stock options	110,000		161			161
Stock-based compensation expense			845			845
Issuance of common stock related to sales facility, net of issuance costs	2,910,278	3	5,944			5,947
Issuance of common stock, net	115,674		158			158
Unrealized gain on marketable securities					11	11
Net loss				(6,963)		(6,963)
Balance at June 30, 2018	56,833,649	$57	$729,432	$(683,933)	$—	$45,556

INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	56,907,096	$57	$731,178	$(678,772)	$(4)	$52,459
Stock-based compensation expense			1,246			1,246
Issuance of common stock, net	119,686		91			91
Unrealized gain on marketable securities					30	30
Net loss				(24,258)		(24,258)
Balance at June 30, 2019	57,026,782	$57	$732,515	$(703,030)	$26	$29,568

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	50,761,039	$51	$715,213	$(667,519)	$(15)	$47,730
Exercise of stock options	130,000		190			190
Stock-based compensation expense			1,728			1,728
Issuance of common stock related to sales facility, net of issuance costs	4,461,893	5	9,350			9,355
Issuance of common stock related to repayment of note payable	1,134,689	1	2,300			2,301
Issuance of common stock, net	346,028		651			651
Unrealized gain on marketable securities					15	15
Net loss				(16,414)		(16,414)
Balance at June 30, 2018	56,833,649	$57	$729,432	$(683,933)	$—	$45,556

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
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019.
The information presented in the condensed consolidated financial statements and related footnotes at June 30, 2019, and for the three and six months ended June 30, 2019 and 2018, is unaudited, and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2018 have been derived from our audited financial statements. For further information, please refer to the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the U.S. Securities and Exchange Commission, or SEC, on March 14, 2019, which we refer to as our 2018 Annual Report on Form 10-K.
Liquidity
As of June 30, 2019, we had cash, cash equivalents and available-for-sale securities of $63.0 million. We have primarily incurred operating losses since inception and have relied on our ability to fund our operations through collaboration and license arrangements and through the sale of stock. We expect to continue to spend significant resources to fund the development and potential commercialization of IPI-549, an orally administered, clinical-stage, immuno-oncology product candidate that selectively inhibits the enzyme phosphoinositide-3 kinase gamma, or PI3K gamma, and to incur significant operating losses for the foreseeable future.
We believe that our existing cash, cash equivalents and available-for-sale securities at June 30, 2019 will be adequate to satisfy our forecasted operating needs for at least the next twelve months.
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

Royalty Expense
Royalty expense is recorded when incurred and represents the expense associated with amounts owed to third parties as a result of royalty revenue recognized and the amounts owed by us to Takeda in relation to sale of future royalties (see Note 11).
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

	At June 30,
	2019	2018
Stock options	9,853,587	8,109,232
Warrants (excluded from treasury stock method)	1,000,000	1,000,000
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
4. Stock-Based Compensation
Total stock-based compensation expense related to all equity awards for the three and six months ended June 30, 2019 and 2018 was composed of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Research and development	$102	$124	$254	$259
General and administrative	461	721	992	1,469
Total stock-based compensation expense	$563	$845	$1,246	$1,728

As of June 30, 2019, we had approximately $2.8 million of total unrecognized compensation cost related to unvested common stock options and awards under our Employee Stock Purchase Plan, which is expected to be recognized over a weighted-average period of 2.6 years.
Stock Options
During the six months ended June 30, 2019, we granted options to purchase 2,057,596 shares of our common stock at a weighted average fair value of $1.09 per share and a weighted average exercise price of $1.31 per share. During the six months ended June 30, 2018, we granted options to purchase 1,337,750 shares of our common stock at a weighted average fair value of $1.60 per share and a weighted average exercise price of $2.09 per share. For the three and six months ended June 30, 2019 and 2018, the fair values were estimated using the Black-Scholes valuation model using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Risk-free interest rate	2.0%	2.8%	2.3%	2.4%
Expected annual dividend yield	—	—	—	—
Expected stock price volatility	99.1%	99.2%	99.5%	97.2%
Expected term of options	5.9 years	5.4 years	6.0 years	5.6 years
During the six months ended June 30, 2019, no options to purchase shares of common stock were exercised.
5. Cash, Cash Equivalents and Available-for-Sale Securities
The following is a summary of cash, cash equivalents and available-for-sale securities:

	June 30, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$42,625	$—	$—	$42,625
Available-for-sale securities:
U.S. Treasury securities due in one year or less	5,713	9	—	5,722
U.S. government-sponsored enterprise obligations due in one year or less	14,635	17	—	14,652
Total available-for-sale securities	20,348	26	—	20,374
Total cash, cash equivalents and available-for-sale securities	$62,973	$26	$—	$62,999

	December 31, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$48,616	$—	$—	$48,616
Available-for-sale securities:
U.S. Treasury securities due in one year or less	4,988	—	(2)	4,986
U.S. government-sponsored enterprise obligations due in one year or less	4,991	—	(2)	4,989
Total available-for-sale securities	9,979	—	(4)	9,975
Total cash, cash equivalents and available-for-sale securities	$58,595	$—	$(4)	$58,591

We did not hold any debt securities at June 30, 2019 that had been in an unrealized loss position for less than 12 months or for 12 months or greater. As of June 30, 2019, we held no securities in foreign financial institutions.
We had no material realized gains or losses on our available-for-sale securities for the three and six months ended June 30, 2019 and 2018. There were no other-than-temporary impairments recognized for the three and six months ended June 30, 2019 and 2018.
6. Fair Value
The following table provides the assets carried at fair value measured on a recurring basis as of June 30, 2019 and December 31, 2018:

	Level 1	Level 2
	(in thousands)
June 30, 2019
Assets:
Cash and cash equivalents	$42,625	$—
U.S. Treasury securities	—	5,722
U.S. government-sponsored enterprise obligations	—	14,652
Total	$42,625	$20,374
December 31, 2018
Assets:
Cash and cash equivalents	$48,616	$—
U.S. Treasury securities	—	4,986
U.S. government-sponsored enterprise obligations	—	4,989
Total	$48,616	$9,975
The fair value of the available-for-sale securities and cash and cash equivalents is based on the following inputs for both U.S. Treasury securities and U.S., government-sponsored enterprise obligations: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including TRACE® reported trades.
The carrying amounts reflected in the condensed consolidated balance sheets for prepaid expenses and other current assets, receivables, other assets, accounts payable and accrued expenses approximate their fair value due to their short-term maturities.
There have been no changes to our valuation methods during the six months ended June 30, 2019. We had no available-for-sale securities that were classified as Level 3 at any point during the six months ended June 30, 2019 or during the year ended December 31, 2018.
7. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	June 30, 2019	December 31, 2018
	(in thousands)
Prepaid expenses	$1,326	$641
Other current assets	648	586
Total prepaid expenses and other current assets	$1,974	$1,227

8. Accrued Expenses and Other Current Liabilities
Accrued expenses consist of the following:

	June 30, 2019	December 31, 2018
	(in thousands)
Accrued clinical and development	$3,582	$2,656
Accrued compensation and benefits	1,628	2,630
Operating lease liability, current	55	—
Other	1,871	1,235
Total accrued expenses	$7,136	$6,521
9. Liability Related to Sale of Future Royalties
On March 5, 2019, we and HealthCare Royalty Partners III, L.P., or HCR, entered into a purchase and sale agreement, or the HCR Agreement, providing for the acquisition by HCR of our interest in certain royalty payments, or the Purchased Assets, based on worldwide annual net sales of products containing duvelisib, or Copiktra®, an oral, dual inhibitor of PI3K delta and gamma, or the Licensed Product, pursuant to the Verastem Agreement, as defined in Note 11. On March 11, 2019, which we refer to as the Closing Date, we received $30.0 million, or the Closing Date Payment, less certain transaction expenses. After sharing with Takeda in accordance with the Takeda Amendment, as defined in Note 11, we retained $22.5 million in gross proceeds, or approximately $20.9 million in net proceeds. We are entitled to receive up to $15.0 million in potential milestone payments based on the achievement of certain pre-specified net sales levels of the Licensed Product in the United States in the calendar year 2019 and an additional $5.0 million potential milestone payment based on the achievement of a certain pre-specified net sales level of the Licensed Product in the United States in the calendar year 2020. We refer to the milestone payments collectively as the Sales Milestone Payments. The Sales Milestone Payments, if paid, together with the Closing Date Payment are collectively referred to herein as the Investment Amount.
Pursuant to the HCR Agreement, our sale of the Purchased Assets is subject to an increasing cap amount defined below, which we refer to as the Cap Amount. The Cap Amount is equal to, for each applicable time period specified below, a multiple, as set forth below, of (a) the Investment Amount plus (b) 100% of the reasonably incurred Applicable Purchaser Expenditures, as defined below:

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

We recognized the proceeds received from HCR as a liability that is being amortized using the effective interest method over the life of the arrangement. As the basis for our determination, we considered, in accordance with the relevant accounting guidance, our right to the Reversion, if any, and our right to terminate the HCR Agreement by making payment to achieve the Cap Date. We recorded the receipt of the $30.0 million payment from HCR as a liability, net of debt discount and issuance costs of approximately $2.4 million. In order to determine the amortization of the liability, we are required to estimate the total amount of future net royalty payments to be made to HCR over the term of the HCR Agreement up to the estimated time period that the related Cap Amount would be achieved. The total threshold of net royalties to be paid, less the net proceeds received, will be recorded as interest expense over the life of the liability. We impute interest on the unamortized portion of the liability using the effective interest method. We estimated an effective annual interest rate of approximately 15%. Interest and debt discount amortization expense is reflected as interest expense in the Statement of Operations. Over the course of the HCR Agreement, the actual interest rate will be affected by the amount and timing of royalty revenue recognized and changes in forecasted royalty revenue. On a quarterly basis, we reassess the effective interest rate and adjust the rate prospectively as needed.
The following table shows the activity within the liability account from the inception of the HCR Agreement through June 30, 2019:

June 30, 2019
(in thousands)
Liability related to sale of future royalties - beginning balance	$—
Proceeds from sale of future royalties	30,000
Debt discount and issuance costs	(2,382)
Non-cash royalty revenue	(212)
Non-cash interest expense recognized	1,391
Liability related to sale of future royalties - ending balance	$28,797
During the three and six months ended June 30, 2019, we recognized non-cash royalty revenue of $0.1 million and $0.2 million, respectively, and related non-cash interest expense of $1.1 million and $1.4 million, respectively. As royalties are due to HCR by Verastem, the balance of the recognized liability will be effectively repaid over the life of the HCR Agreement. There are a number of factors that could materially affect the amount and timing of royalty payments from Verastem, none of which are within our control.
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
On April 5, 2019, we entered into a lease agreement, or the Lease, with Sun Life Assurance Company of Canada, or the Landlord, effective April 3, 2019, or the Commencement Date, for the lease of approximately 10,097 square feet of office space at 1100 Massachusetts Avenue, Cambridge, Massachusetts, or the Leased Premises. The term of the Lease commenced on the Commencement Date and expires on August 1, 2024, or the Expiration Date, approximately five years after the Rent Commencement Date as described below.
Beginning August 1, 2019, or the Rent Commencement Date, the total base rent of the Lease will be $47,961 per month and will increase by approximately 3% on each anniversary of the Rent Commencement Date until the Expiration Date. In addition to the base rent, we are also responsible for our share of the operating expenses, insurance, real estate taxes and certain capital costs, and we are responsible for utilities in our premises, all in accordance with the terms of the Lease. Pursuant to the terms of the Lease, we provided a security deposit in the form of a letter of credit in the initial amount $300,000, which may be reduced to $150,000 over time in accordance with the terms of the Lease. The security deposit plus the associated bank fee of $15,000 is included on our condensed consolidated balance sheet as restricted cash as of June 30, 2019. The Landlord has agreed to provide a lease incentive allowance of up to $555,335 to fund certain improvements to be made by us to the Leased Premises.

Subject to certain conditions specified in the Lease, we have the right to extend the term of the Lease for two years, if we provide notice to the Landlord not earlier than 12 months, nor later than 9 months, prior to expiration of the Lease. The base rent for the extension term shall be equal to the greater of the base rent in effect for the last year of the initial lease term or a fair market base rent determined according to the terms of the Lease.
The Lease contains customary provisions allowing the Landlord to, among other things, accelerate payments under the Lease or terminate the Lease in its entirety if we fail to remedy a default of any of our obligations under the Lease within specified time periods or upon our bankruptcy or insolvency.
Following the adoption of ASC 842, we recorded an asset and liability for the remaining term of our sublease, our data center lease and the Lease. We combine lease and nonlease components for our leases. Our leases do not provide an implicit rate; therefore, we use an estimate of our incremental borrowing rate based on the information available at the adoption date or lease commencement date in determining the present value of lease payments. The following is a summary of our current leases included in the respective balance sheet classifications:

June 30, 2019
Assets	(in thousands)
Operating lease right-of-use assets	$1,782
Liabilities
Accrued expenses and other current liabilities	55
Operating lease liability	1,849
Total lease liabilities	$1,904
As of June 30, 2019, the weighted average term remaining on our leases is 5.0 years, and the weighted average discount rate is 10%.
Operating lease costs, including variable costs, of $0.3 million and $0.4 million were incurred during the three and six months ended June 30, 2019. Rent expense of approximately $0.1 million was incurred during both the three and six months ended June 30, 2018.
Cash paid for amounts included in the measurement of lease liabilities was $0.1 million during both the three and six months ended June 30, 2019. As of June 30, 2019, future minimum lease payments of our operating lease liabilities are as follows:

Operating Leases
(in thousands)
July 1 to December 31, 2019	$360
2020	604
2021	621
2022	640
2023	658
2024	334
Total future minimum lease payments	3,217
Less: lease incentive allowance	(555)
Less: imputed interest	(758)
Total lease liability	$1,904

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
Verastem is obligated to pay us royalties on worldwide net sales of Licensed Products ranging from the mid-single digits to the high-single digits, a portion of which we are obligated to share with Takeda as described below. The royalty obligation will continue on a product-by-product and country-by-country basis until the latest to occur of (i) the last-to-expire patent right covering the applicable Licensed Product in the applicable country, (ii) the last-to-expire patent right covering the manufacture of the applicable Licensed Product in the country of manufacture of such Licensed Product, (iii) the expiration of non-patent regulatory exclusivity for such Licensed Product in the applicable country and (iv) ten years following the first commercial sale of a Licensed Product in the applicable country, provided that upon the expiration of the last-to-expire patent right covering the Licensed Product in the United States, the applicable royalty on net sales for such Licensed Product in the United States will be reduced by 50%. The royalties are also subject to reduction by 50% of certain third-party royalty payments or patent litigation damages or settlements which might be required to be paid by Verastem if litigation were to arise, with any such reductions capped at 50% of the amounts otherwise payable during the applicable royalty payment period. On March 5, 2019, we and HCR entered into the HCR Agreement providing for the acquisition by HCR of our interest in certain royalty payments. See Note 9 for details of the transaction.
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
Takeda
In July 2010, we entered into a development and license agreement with Takeda Pharmaceutical Company Limited, or Takeda, under which we obtained rights to discover, develop and commercialize pharmaceutical products targeting the gamma and/or delta isoforms of PI3K, including IPI-549 and duvelisib. We refer to the amended and restated development and license agreement, as amended, as the Takeda Agreement.
Duvelisib
Pursuant to the Takeda Agreement, prior to March 4, 2019, we were obligated to share equally with Takeda all revenue arising from certain qualifying transactions for duvelisib, including the Verastem Agreement, subject to certain exceptions including revenue we receive as reimbursement for duvelisib research and development expenses. By entry into a fourth amendment on March 4, 2019, or the Takeda Amendment, Takeda consented to the sale of the Purchased Assets to HCR and agreed to forego its rights to an equal share of the royalties due from Verastem during the period prior to the Reversion, and has agreed not to seek any payment from HCR with respect to the royalties owed to Takeda. In exchange, we paid Takeda $6.7 million representing 25% of the Closing Date Payment, net of 25% of the expenses incurred by us in connection with the HCR Agreement. In addition, we agreed to pay Takeda 25% of the royalties that would have been payable to us by Verastem but for the consummation of the HCR Agreement, which we refer to as the Interim Obligation, and 25% of any Sales Milestone Payments received. During the six months ended June 30, 2019, we recognized the $6.7 million payment and any Interim Obligation amounts owed to Takeda as royalty expense.

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
Under the PellePharm Agreement, PellePharm is obligated to pay us up to $9.0 million in remaining regulatory and commercial-based milestone payments through the first commercial sale of a Hedgehog Product. PellePharm is also obligated to pay us up to $37.5 million in success-based milestone payments upon the achievement of certain annual net sales thresholds, as well as a share of certain revenue received by PellePharm in the event that PellePharm sublicenses its rights under the PellePharm Agreement and tiered royalties on annual net sales of Hedgehog Products subject to specified conditions. During the six months ended June 30, 2019, we recognized $2.0 million revenue for PellePharm’s initiation of a Phase 3 study investigating IPI-926 in patients with Gorlin Syndrome, a rare genetic disease that leads to the chronic formation of multiple basal cell carcinomas, as this milestone payment is variable consideration that became unconstrained following initiation of the study. We received the payment in April 2019. The remaining milestones have not been recognized as they represent variable consideration that is constrained. In making this assessment, we considered numerous factors, including the fact that achievement of the milestones is outside of our control and contingent upon the future success of clinical trials, PellePharm’s actions, and the receipt of regulatory approval. As the single performance obligation was previously satisfied, all regulatory and commercial-based milestones will be recognized as revenue in full in the period in which the constraint is removed. Any consideration related to sales-based milestones, including royalties, will be recognized when the related sales occur as these amounts have been determined to relate predominantly to the license granted to PellePharm and therefore are recognized at the later of when the performance obligation is satisfied or the related sales occur.

12. Stockholders’ Equity
In May 2016, we entered into a controlled equity offering sales agreement, or Cantor Sales Agreement, with Cantor Fitzgerald & Co., or Cantor Fitzgerald, pursuant to which we could from time to time, at our option, offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million through Cantor Fitzgerald, acting as our sales agent. Cantor Fitzgerald was entitled to a commission of 3.0% of the aggregate gross proceeds from sales of shares of our common stock under the Cantor Sales Agreement. Sales of shares of our common stock under the Cantor Sales Agreement could be made by any method permitted by law that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made through the Nasdaq Global Select Market, on any other existing trading market for our common stock or to or through a market maker. We could also authorize Cantor Fitzgerald to sell shares in privately negotiated transactions. During the six months ended June 30, 2019, we did not sell any shares under the Cantor Sales Agreement. During the six months ended June 30, 2018, we sold 4,461,893 shares of common stock at a weighted average price per share of $2.18 pursuant to the Cantor Sales Agreement for $9.4 million in net proceeds. The Cantor Sales Agreement was terminated in June 2019.
On June 28, 2019, we entered into a Capital on Demand™ Sales Agreement with JonesTrading Institutional Services LLC, or JonesTrading, and on July 29, 2019 we amended and restated the sales agreement to add B. Riley FBR, Inc., or B. Riley FBR, as a party to the agreement. We refer to the amended and restated sales agreement as the ATM Sales Agreement. Pursuant to the ATM Sales Agreement we may offer and sell shares of our common stock having an aggregate offering price of up to $20.0 million from time to time through JonesTrading or B. Riley FBR, each acting as our sales agent. We have agreed to pay commissions to the sales agents for their services in acting as agents in the sale of our common stock in the amount of up to 3.0% of the gross proceeds from sales of our common stock pursuant to the ATM Sales Agreement. Sales of shares of our common stock under the ATM Sales Agreement may be made in sales deemed to be “at the market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. With our prior written approval, JonesTrading or B. Riley FBR may also sell the shares by any other method permitted by law, including in negotiated transactions. We, JonesTrading, or B. Riley FBR may suspend or terminate the offering of shares upon notice to the other party and subject to other conditions. During the six months ended June 30, 2019, we did not sell any shares under the ATM Sales Agreement.

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

Clinical Development Program
We are conducting two clinical trials investigating IPI-549, including our recently initiated Phase 2 multi-arm study entitled MARIO-275 (MAcrophage Reprogramming in Immuno-Oncology) and our Phase 1/1b study entitled MARIO-1. MARIO-275 is a global, randomized study designed to evaluate the effect of adding IPI-549 to nivolumab, also known as Opdivo®, in checkpoint-naïve advanced urothelial cancer patients whose cancer has progressed or recurred following treatment with platinum-based chemotherapy. Nivolumab is an immune checkpoint inhibitor therapy commercialized by BMS that targets PD-1. We entered into a clinical supply agreement in November 2018 with Bristol-Myers Squibb Company, or BMS, under which BMS has agreed to supply nivolumab for our use in MARIO-275. We expect that approximately 160 patients will be randomized between combination therapy and nivolumab monotherapy plus placebo. The primary endpoint of the trial is the overall response rate, which will be assessed in the overall population as well as in subsets of patients with different baseline levels of myeloid-derived suppressor cells, or MDSCs. The design of MARIO-275 is supported by data from MARIO-1 presented at the 2018 American Society of Clinical Oncology Annual Meeting, or ASCO 2018, which showed that MDSCs were reduced in the majority of patients treated with IPI-549 monotherapy, as well as an exploratory analyses of data from the BMS clinical study that was the basis for the FDA granting accelerated approval for nivolumab monotherapy in patients with urothelial cancer, referred to as Checkmate275, that showed that high levels of MDSCs were associated with shorter overall survival in patients treated with nivolumab.
We also intend to initiate in the third quarter of 2019 a multi-arm Phase 2 study entitled MARIO-3, which will evaluate IPI-549 in combination with atezolizumab, also known as Tecentriq®, and nab-paclitaxel, also known as Abraxane®, in front-line triple negative breast cancer, or TNBC, and in combination with atezolizumab and bevacizumab, also known as Avastin®, in front-line renal cell carcinoma. We entered into a clinical supply agreement with F. Hoffmann-La Roche Ltd., or Roche, on March 7, 2019, under which Roche has agreed to supply atezolizumab for our use in MARIO-3.
Our ongoing Phase 1/1b study MARIO-1 is designed to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics, and activity for IPI-549 both as a monotherapy and in combination with nivolumab in approximately 220 patients with advanced solid tumors. The dose-escalation portions of MARIO-1 are complete, and in the second half of 2019 we expect to complete enrollment in the combination therapy expansion cohorts, which are designed to evaluate patients dosed at 40 mg once daily, or QD, of IPI-549 in combination with the standard regimen of nivolumab. We reported data from the combination expansion cohorts of the MARIO-1 study in a late-breaking poster presentation at the 33rd Annual Meeting of the Society for Immunotherapy of Cancer, or SITC, on November 10, 2018. Among the 44 patients evaluable for activity as of the October 14, 2018 data-cutoff date, 15 patients showed a best response of stable disease or better, including one partial response in an advanced melanoma patient who progressed on immediate prior nivolumab therapy. Reductions in elevated baseline levels of MDSCs were seen in these patients, as well as corresponding increases in the proliferative fraction of previously exhausted memory cytotoxic T cells. The data included long-term follow up on additional partial responses in two patients from the combination dose escalation component of the study who demonstrated sustained inhibition of MDSCs during the period in which the partial response was maintained. Among the 82 patients evaluable for safety, the majority of side effects reported were Grade 1 or Grade 2, with three (4%) patients discontinuing the study due to treatment-related toxicities. The most common Grade 3+ adverse events were rash (n=6, 7%) and increased liver enzymes AST (n=7, 9%) and ALT (n=5, 6%). There were no treatment-related deaths.
This safety profile is consistent with the safety data from the dose-escalation portion of MARIO-1 that we presented on June 4, 2018, during a poster session and poster discussion during ASCO 2018. The data demonstrated that IPI-549 combined with nivolumab was well tolerated at all doses tested, up to the recommended combination therapy expansion dose of IPI-549 at 40 mg QD plus the standard regimen of nivolumab. No maximum tolerated dose was determined, and there were no treatment-related deaths. The pharmacokinetic/pharmacodynamic profile of IPI-549 (up to the recommended combination expansion dose of 40 mg QD) was unaffected by nivolumab co-administration, and IPI-549 in combination with nivolumab reduced immune suppression and increased immune activation, as indicated by analyses of peripheral blood. At ASCO 2018, we also presented updated clinical and translational data from the fully enrolled monotherapy expansion portion of MARIO-1 that demonstrated that IPI-549 as a monotherapy continued to be well tolerated at all doses studied up to the recommended dose for monotherapy expansion of 60 mg QD, and that IPI-549 as a monotherapy reduced immune suppression and increased immune activation, as indicated by analyses of peripheral blood and paired tumor biopsies.
We will also be seeking to advance in a Phase 1 study conducted by Arcus Biosciences, Inc., or Arcus, a checkpoint-inhibitor free, novel triple-combination regimen of IPI-549 in combination with AB928, Arcus’s dual adenosine receptor antagonist, and doxorubicin liposomal chemotherapy, also known as Doxil®, in patients with previously treated, advanced TNBC. As both macrophages and high adenosine levels are believed to play critical roles in creating a highly immunosuppressive tumor microenvironment in cancer after chemotherapy, the novel immuno-oncology combination being evaluated in this setting represents a potentially promising approach to treating TNBC. Arcus intends to initiate the study in the third quarter of 2019.

2019 Lease
In April 2019, we entered into a lease agreement, which we refer to as the Lease, with Sun Life Assurance Company of Canada, which we refer to as our Landlord, for the lease of approximately 10,097 square feet of office space at 1100 Massachusetts Avenue, Cambridge, Massachusetts, which we refer to as the Leased Premises. The initial Lease term expires on August 1, 2024, and we have the right to extend the initial term of the Lease for two years if we provide notice to the Landlord not earlier than 12 months, nor later than 9 months, prior to expiration of the Lease and subject to other conditions specified in the Lease. The Lease contains customary provisions allowing the Landlord to, among other things, accelerate payments under the Lease or terminate the Lease in its entirety if we fail to remedy a default of any of our obligations under the Lease within specified time periods or upon our bankruptcy or insolvency.
Beginning August 1, 2019, or the Rent Commencement Date, the total base rent of the Lease will be $47,961 per month and will increase by approximately 3% on each anniversary of the Rent Commencement Date until the expiration date. In addition to the base rent, we are also responsible for our share of the operating expenses, insurance, real estate taxes and certain capital costs, and are responsible for utilities in our premises, all in accordance with the terms of the Lease. Pursuant to the terms of the Lease, we provided a security deposit in the form of a letter of credit in the initial amount $300,000, which may be reduced to $150,000 over time in accordance with the terms of the Lease. The Landlord has agreed to provide a lease incentive allowance of $555,335 to fund certain improvements to be made by us to the Leased Premises.
Alliances, Collaborations, and Other Arrangements
We have primarily incurred operating losses since inception and will continue to fund our operations through collaboration and license arrangements and alliances, as well as through the sale of securities, until such time as we are able to generate significant revenue from product sales. Such arrangements have provided access to breakthrough science, significant research and development support and funding, supply of clinical trial materials, and innovative drug development programs, all intended to help us realize the full potential of our product pipeline. In the first quarter of 2019, we entered into agreements to accelerate proceeds from Verastem, Inc., or Verastem, and realize the milestone payment related to our agreement with PellePharm, Inc., or PellePharm, as described in more detail below:

•
On March 5, 2019, we entered into a purchase and sale agreement, or the HCR Agreement, with HealthCare Royalty Partners III, L.P., or HCR, providing for the acquisition by HCR of our interest in certain royalty payments, or the Purchased Assets, due to us under our license agreement with Verastem based on worldwide annual net sales of products containing duvelisib, or Copiktra®, in oncology indications, or the Licensed Product. We refer to the license agreement with Verastem as the Verastem Agreement. Duvelisib is a selective PI3K-delta,gamma inhibitor that we licensed from a subsidiary of Takeda Pharmaceutical Company Limited, or Takeda, under a license agreement that we refer to as the Takeda Agreement. In consideration for the Purchased Assets, we received a $30.0 million upfront payment from HCR, less certain expenses, and are also entitled to receive (i) up to $15.0 million in potential milestone payments based on the achievement of certain pre-specified net sales levels of the Licensed Product in the United States in the calendar year 2019 and (ii) up to an additional $5.0 million in potential milestone payments based on the achievement of a certain pre-specified net sales level of the Licensed Product in the United States in the calendar year 2020. We collectively refer to such milestone payments as the Sales Milestone Payments.

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

•
In March 2019, we earned a $2.0 million milestone payment from PellePharm which we received in April 2019, for the initiation of a Phase 3 study investigating IPI-926 in patients with Gorlin Syndrome, a rare genetic disease that leads to the chronic formation of multiple basal cell carcinomas. The milestone payment was made pursuant to a license agreement we entered into with PellePharm in 2013, under which we granted PellePharm exclusive global development and commercialization rights to our hedgehog inhibitor program, including IPI-926.

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
Due to the risks and uncertainties inherent in pharmaceutical product development and commercialization, as described in the section entitled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, we are unable to predict future expenses and future profitability. We may fail to obtain marketing approval for IPI-549 or to successfully commercialize IPI-549. If we are unable to create sustained profitability, we may be forced to reduce, delay, or terminate our operations.
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
There have been no material changes to our critical accounting policies, except as noted below with respect to our liability related to sale of future royalties, royalty expense and lease accounting policies within “Recently Adopted Accounting Pronouncements” during the six months ended June 30, 2019. Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2018 Annual Report on Form 10-K for a discussion of our critical accounting policies and significant judgments and estimates.
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
Results of Operations
The following table summarizes our results of operations for each of the three and six months ended June 30, 2019 and 2018, together with the change in these items in dollars and as a percentage:

	Three Months Ended June 30,		$ Change	% Change
	2019	2018
	(in thousands)
Royalty revenue	$257	$—	$257	—%
Research and development expense	6,076	3,749	2,327	62%
General and administrative expense	3,771	3,386	385	11%
Royalty expense	155	—	155	—%
Investment and other income	318	172	146	85%
Interest expense	(1,087)	—	(1,087)	—%

	Six Months Ended June 30,		$ Change	% Change
	2019	2018
	(in thousands)
Collaboration revenue	$2,000	$—	$2,000	—%
Royalty revenue	399	—	399	—%
Research and development expense	11,842	9,660	2,182	23%
General and administrative expense	7,169	6,992	177	3%
Royalty expense	6,916	—	6,916	—%
Investment and other income	607	331	276	83%
Interest expense	(1,391)	(93)	(1,298)	1,396%
Income taxes benefit	54	—	54	—%
Revenue
Our collaboration revenue for the six months ended June 30, 2019 consisted of $2.0 million of revenue related to the milestone from PellePharm for the initiation of a Phase 3 study investigating IPI-926 in patients with Gorlin Syndrome. Royalty revenue included approximately $0.3 million and $0.4 million for the three and six months ended June 30, 2019, respectively, related to royalties from Verastem on net sales of duvelisib.
Research and Development Expense
Research and development expense increased for the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018 due to an increase in clinical and development expenses for IPI-549 of $1.7 million and $1.3 million, respectively.
We began to track and accumulate expenses by major program starting on January 1, 2006. These expenses primarily relate to payroll and related expenses for personnel working on our programs, process development and manufacturing, preclinical toxicology studies, clinical trial costs and allocated costs of facilities. During the three and six months ended June 30, 2019, we estimate that we incurred $6.1 million and $11.8 million, respectively, on IPI-549. During the three and six months ended June 30, 2018, we estimate that we incurred $3.7 million and $9.7 million, respectively, on IPI-549. From January 1, 2006 through June 30, 2019, we estimate that we incurred $641.3 million on our PI3K inhibitor program, including IPI-549 and duvelisib.

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
General and Administrative Expense
General and administrative expense is comparable for the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018.
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
Investment and Other Income
Investment and other income increased for the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018 primarily as a result of higher yields on our cash equivalents and available-for-sale securities.
Interest Expense
Interest expense for the three and six months ended June 30, 2019 was due to the amortization of the liability related to sale of future royalties in relation to the HCR Agreement.
Interest expense for the six months ended June 30, 2018 was due to the Takeda Note (see Note 11 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
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

The following table summarizes the components of our financial condition:

	June 30, 2019	December 31, 2018
	(in thousands)
Cash, cash equivalents and available-for-sale securities	$62,999	$58,591
Working capital	56,783	52,100

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Cash provided by (used in):
Operating activities	$(22,836)	$(14,081)
Investing activities	(10,485)	23,046
Financing activities	27,645	5,593
Cash Flows
For the six months ended June 30, 2019 compared to the six months ended June 30, 2018, our cash used in operating activities increased primarily due to our payment to Takeda related to the HCR Agreement. Our cash used in operating activities in future periods may vary significantly.
Net cash from investing activities for the six months ended June 30, 2019 primarily included purchases of available-for-sale securities of $21.8 million and proceeds of $11.5 million from maturities of available-for-sale securities.
Net cash provided by financing activities for the six months ended June 30, 2019 included $27.6 million in net proceeds from the sale of future royalties due to us from Verastem (see Note 9 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
Operating Capital Requirements
As of June 30, 2019, we had cash, cash equivalents and available-for-sale securities of $63.0 million. We believe that our existing cash, cash equivalents and available-for-sale securities at June 30, 2019 will be adequate to satisfy our capital needs for at least the next twelve months based on our current operational plans. We expect to continue to spend significant resources to fund the development and potential commercialization of IPI-549 and to incur significant operating losses for the foreseeable future.
Our estimate as to how long we expect our existing cash, cash equivalents and available-for-sale securities to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate. Our future funding requirements, both short-term and long-term, will depend on many factors, including, but not limited to:

•	the scope, progress, results and costs of developing IPI-549, currently in clinical development;

•	the timing of, and the costs involved in, obtaining regulatory approvals for IPI-549;

•	subject to receipt of marketing approval, revenue, if any, received from commercial sales of IPI-549;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;

•	any breach, acceleration event or event of default under any agreements with third parties;

•	the outcome of any lawsuits that could be brought against us;

•	the cost of acquiring raw materials for, and of manufacturing, our product candidates is higher than anticipated;

•	the cost or quantity required of comparator or combination drugs used in clinical studies increases;

•	royalty obligations due to Takeda in relation to duvelisib;

•	the effect of competing technological and market developments; and

•	a loss in our investments due to general market conditions or other reasons.

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
Common Stock Sales Facility
In May 2016, we entered into a controlled equity offering sales agreement, or Cantor Sales Agreement, with Cantor Fitzgerald & Co., or Cantor Fitzgerald, pursuant to which we could from time to time, at our option, offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million through Cantor Fitzgerald, acting as our sales agent. Cantor Fitzgerald was entitled to a commission of 3.0% of the aggregate gross proceeds from sales of shares of our common stock under the Cantor Sales Agreement. Sales of shares of our common stock under the Cantor Sales Agreement could be made by any method permitted by law that is deemed an “at the market” offering as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made through the Nasdaq Global Select Market, on any other existing trading market for our common stock or to or through a market maker. We could also authorize Cantor Fitzgerald to sell shares in privately negotiated transactions. During the six months ended June 30, 2019, we did not sell any shares under the Cantor Sales Agreement. During the six months ended June 30, 2018, we sold 4,461,893 shares of common stock at a weighted average price per share of $2.18 pursuant to the Cantor Sales Agreement for $9.4 million in net proceeds. The Cantor Sales Agreement was terminated in June 2019.
On June 28, 2019, we entered into a Capital on Demand™ Sales Agreement with JonesTrading Institutional Services LLC, or JonesTrading, and on July 29, 2019 we amended and restated the sales agreement to add B. Riley FBR, Inc., or B. Riley FBR, as a party to the agreement. We refer to the amended and restated sales agreement as the ATM Sales Agreement. Pursuant to the ATM Sales Agreement we may offer and sell shares of our common stock having an aggregate offering price of up to $20.0 million from time to time through JonesTrading or B. Riley FBR, each acting as our sales agent. We have agreed to pay commissions to the sales agents for their services in acting as agents in the sale of our common stock in the amount of up to 3.0% of the gross proceeds from sales of our common stock under the ATM Sales Agreement. Sales of shares of our common stock under the ATM Sales Agreement may be made in sales deemed to be “at the market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. With our prior written approval, JonesTrading or B. Riley FBR may also sell the shares by any other method permitted by law, including in negotiated transactions. We, JonesTrading, or B. Riley FBR may suspend or terminate the offering of shares upon notice to the other party and subject to other conditions. During the six months ended June 30, 2019, we did not sell any shares under the ATM Sales Agreement.
Off-Balance Sheet Arrangements
Since inception, we have not engaged in any off-balance sheet financing activities, including the use of structured finance, special purpose entities or variable interest entities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 4.	Controls and Procedures
Our management, with the participation of our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our principal executive and financial officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have no approved products, have generated no product revenue from sales, and have primarily incurred operating losses. As of June 30, 2019, we had an accumulated deficit of $703.0 million. We expect to continue to spend significant resources to fund IPI-549, our selective inhibitor of phosphoinositide-3-kinase, or PI3K-gamma. While we may have net income in some periods as the result of non-recurring collaboration revenue, we expect to incur substantial operating losses over the next several years as our clinical trial and drug manufacturing activities continue. In addition, if we proceed to seek and possibly obtain regulatory approval of IPI-549, we would expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution, to the extent such sales, marketing, manufacturing and distribution are not the responsibility of a future collaborator. As a result, we expect that our accumulated deficit would also increase significantly.
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
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time consuming, expensive and uncertain process that takes years to complete. We will need substantial additional funds to support our planned operations. In the absence of additional funding or business development activities, we believe that our existing cash, cash equivalents and available-for-sale securities at June 30, 2019 will be adequate to satisfy our capital needs for at least the next twelve months.
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
We may seek additional funding through public or private financings of equity or debt securities, but such financing may not be available on acceptable terms, if at all. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders, increased fixed payment obligations and the existence of securities with rights that may adversely affect the rights of our existing stockholders including liquidation or other preferences and anti-dilution protections. For example, during the fiscal year ending December 31, 2018, we sold 4,461,893 shares of common stock at a weighted average price per share of $2.18 under our common stock sales facility for $9.3 million in net proceeds. Additionally, we sold 1,134,689 shares of common stock to Millennium Pharmaceuticals, Inc., the designated subsidiary of Takeda, as partial repayment for the convertible promissory note we issued on July 26, 2017.
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

Product development costs for us, or any collaborators, will increase if we, or they, experience delays in testing or pursuing marketing approvals and we, or they, may be required to obtain additional funds to complete clinical trials and prepare for possible commercialization of IPI-549. We do not know whether our clinical trials will begin as planned, will need to be restructured, or will be completed on schedule or at all. Significant preclinical study or clinical trial delays also could shorten any periods during which we, or any collaborators, may have the exclusive right to commercialize IPI-549 or allow our competitors, or the competitors of any current or future collaborators, to bring products to market before we, or any collaborators, do and impair our ability, or the ability of any collaborators, to successfully commercialize IPI-549 and may harm our business and results of operations. In addition, many of the factors that lead to clinical trial delays may ultimately lead to the denial of marketing approval of IPI-549, or, in the event that our clinical trials remain unable to demonstrate meaningful clinical benefit, our failure to reach the marketing approval stage at all.
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
IPI-549 is an inhibitor of the gamma isoform of PI3K. We believe it is the only PI3K-gamma selective inhibitor in clinical development, although AstraZeneca plc recently announced its discovery of AZD3458, a PI3K-gamma selective inhibitor currently in pre-clinical development. Many competitors are developing or commercializing therapies targeting macrophage biology, including the following competitors, which we believe to be conducting clinical studies of product candidates targeting one or more aspects of macrophage biology: AbbVie Inc., Alligator Bioscience AB, Amgen Inc., Apexigen Inc., Array Biopharma, Inc., AstraZeneca plc, Bristol-Myers Squibb Company (through its collaboration with Five Prime Therapeutics, Inc.), Celgene Corporation, Deciphera Pharmaceuticals, Inc., Eisai Co., Ltd., Eli Lilly and Company, EpicentRx Inc., F. Hoffmann-La Roche Ltd, Forty Seven Inc., GlaxoSmithKline plc, Incyte Corporation (through its collaboration with Calithera Inc.), INmuneBio, Inc., ImmunOs Therapeutics AG, Janssen Research & Development, LLC, a subsidiary of Johnson&Johnson, NextCure, Novartis AG , Pfizer Inc., Plexxikon Inc., Seattle Genetics, Inc., Surface Oncology, Inc., Syndax Pharmaceuticals, Inc., Syntrix Biosystems, Inc., Takeda Pharmaceuticals International, Inc., Trillium Therapeutics Inc., Vaccinex, Inc., Verseau Therapeutics, Inc., Vigeo Therapeutics, Inc., X4 Pharmaceuticals, Inc., and XBiotech, Inc.,
Further, the broader field of IO is crowded with innovative therapies that may compete with IPI-549, including checkpoint inhibitor therapies such as PD-1 inhibitors nivolumab and pembrolizumab; PDL-1 inhibitors atezolizumab, avelumab, and durvalumab; and CTLA-4 inhibitors ipilimumab, and tremelimumab. Many of these checkpoint inhibitor therapies are being evaluated in combination with other non-checkpoint inhibitor IO product candidates. For example, nivolumab, which we are currently testing in combination with IPI-549, is being evaluated by others in multiple clinical trials in combination with non-checkpoint inhibitor candidates such as BMS-986016, an anti-LAG3 antibody; elotuzumab, a CD319 antibody; urelumab, a CD137 antibody; cabiralizumab, an anti-CSF1R antibody; NEO-PV-1, Neon Therapeutics’ personalized neoantigen vaccine; and NKTR-214, an IL-2R agonist. The success of competing IO therapies may limit the number of patients available for enrollment in our clinical trials.

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
Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, Brexit could materially impact the regulatory regime with respect to the approval of IPI-549 or any future product candidate in the United Kingdom or the European Union. For example, the British government has begun negotiating the terms of the UK’s withdrawal from the EU. It is unclear what impact Brexit may have, if any, on the development and commercialization of IPI-549, although the first practical effects of Brexit on healthcare were felt in November 2017 when EU member states voted to move the European Medicines Agency, or the EMA, the EU’s regulatory body, from London to Amsterdam. Operations in Amsterdam have commenced, although the move itself could cause significant disruption to the regulatory approval process in Europe.
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
Since enactment of the ACA, there have been numerous legal challenges and congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act, or TCJA, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Further, each chamber of the Congress has put forth multiple bills designed to repeal or repeal and replace portions of the ACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to replace elements of the ACA. It is possible that such initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits. While the timing and scope of any potential future legislation to amend the ACA is highly uncertain in many respects, it is also possible that some of the ACA provisions that generally are not favorable for the research-based pharmaceutical industry could also be repealed along with ACA coverage expansion provision. We will continue to evaluate the effect that the ACA and its possible repeal and replacement could have on our business.
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
To our knowledge, based on the number of shares of our common stock outstanding on July 23, 2019, stockholders beneficially owning 5% or more of our common stock, as well as our executive officers, directors, and their respective affiliates, beneficially owned in the aggregate approximately 33% of our common stock. These stockholders have the ability to influence our company through this ownership position. For example, as a result of this concentration of ownership, these stockholders, if acting together, may have the ability to affect the outcome of matters submitted to our stockholders for approval, including the election and removal of directors, changes to our equity compensation plans and any merger or similar transaction. This concentration of ownership may, therefore, harm the market price of our common stock by:

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
As of June 30, 2019, we had $63.0 million in cash, cash equivalents and available-for-sale securities. We historically have invested these amounts in money market funds, corporate obligations, U.S. government-sponsored enterprise obligations, U.S. Treasury securities and mortgage-backed securities meeting the criteria of our investment policy, which prioritizes the preservation of our capital. Corporate obligations may include obligations issued by corporations in countries other than the United States, including some issues that have not been guaranteed by governments and government agencies. Our investments are subject to general credit, liquidity, market and interest rate risks and instability in the financial markets. We may realize losses in the fair value of these investments or a complete loss of these investments. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio may have a material adverse effect on our financial results and the availability of cash to fund our operations.

Item 6.	Exhibits

	Description	Incorporated by Reference
Exhibit No.		Form	SEC Filing date	Exhibit Number	Filed with this 10-Q
3.1	Restated Certificate of Incorporation of the Registrant.	10-Q	8/9/2007	3.1
3.2	Amended and Restated Bylaws of the Registrant.	8-K	3/17/2009	3.1
4.1	Form of Common Stock Certificate.	10-K	3/14/2008	4.1
10.1	Capital on Demand™ Sales Agreement, dated June 28, 2019, by and between Infinity Pharmaceuticals, Inc. and JonesTrading Institutional Services LLC.	8-K	6/28/2019	1.1
10.2	2019 Equity Incentive Plan.	DEF 14A	4/24/2019	A
10.3	Form of Stock Option Agreement under 2019 Equity Incentive Plan.				X
10.4	2013 Employee Stock Purchase Plan, as amended.				X
10.5	Lease Agreement, dated April 3, 2019, between Registrant and Sun Life Assurance Company of Canada.	10-Q	5/7/2019	10.4
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, and (v) Notes to Condensed Consolidated Financial Statements. Filed herewith.
					X

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFINITY PHARMACEUTICALS, INC.
Date: July 30, 2019	By:	/s/ LAWRENCE E. BLOCH, M.D., J.D.
Lawrence E. Bloch, M.D., J.D.
President
(Principal Financial Officer & Principal Accounting Officer)