Form 10-Q
period 2019-09-30
INFINITY PHARMACEUTICALS, INC.
filed 2019-10-30
CIK 1113148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
1100 Massachusetts Avenue, Floor 4, Cambridge, Massachusetts 02138
(Address of principal executive offices) (zip code)
(617) 453-1000
(Registrant’s telephone number, including area code)
784 Memorial Drive, Cambridge, Massachusetts 02139
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on October 21, 2019: 57,028,970

INFINITY PHARMACEUTICALS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2019

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$21,588	$48,616
Available-for-sale securities	30,401	9,975
Prepaid expenses and other current assets	2,395	1,227
Total current assets	54,384	59,818
Property and equipment, net	2,274	28
Restricted cash	315	—
Operating lease right-of-use assets	1,726	—
Other assets	409	369
Total assets	$59,108	$60,215
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,505	$1,197
Accrued expenses and other current liabilities	7,244	6,521
Total current liabilities	8,749	7,718
Liability related to sale of future royalties, net (note 9)	29,751	—
Operating lease liability, less current portion	1,955	—
Other liabilities	38	38
Total liabilities	40,493	7,756
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common Stock, $0.001 par value; 100,000,000 shares authorized; 57,028,970 and 56,907,096 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	57	57
Additional paid-in capital	732,980	731,178
Accumulated deficit	(714,447)	(678,772)
Accumulated other comprehensive income (loss)	25	(4)
Total stockholders’ equity	18,615	52,459
Total liabilities and stockholders’ equity	$59,108	$60,215
The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Collaboration revenue	$—	$22,000	$2,000	$22,000
Royalty revenue	343	—	741	—
Total revenues	343	22,000	2,741	22,000
Operating expenses:
Research and development	7,076	5,379	18,918	15,039
General and administrative	3,641	3,442	10,810	10,435
Royalty expense (note 11)	207	—	7,123	—
Total operating expenses	10,924	8,821	36,851	25,474
Income (loss) from operations	(10,581)	13,179	(34,110)	(3,474)
Other income (expense):
Investment and other income	299	202	906	534
Interest expense (note 9)	(1,135)	—	(2,525)	(93)
Total other income (expense)	(836)	202	(1,619)	441
Income (loss) before income taxes	(11,417)	13,381	(35,729)	(3,033)
Income taxes benefit	—	—	54	—
Net income (loss)	$(11,417)	$13,381	$(35,675)	$(3,033)
Earnings (loss) per common share:
Basic	$(0.20)	$0.23	$(0.63)	$(0.06)
Diluted	$(0.20)	$0.23	$(0.63)	$(0.06)
Weighted average number of common shares outstanding:
Basic	57,028,970	56,851,811	56,965,711	54,918,963
Diluted	57,028,970	57,638,660	56,965,711	54,918,963
Other comprehensive income (loss):
Net unrealized holding gains (losses) on available-for-sale securities arising during the period	(1)	(5)	29	10
Comprehensive income (loss)	$(11,418)	$13,376	$(35,646)	$(3,023)
The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net loss	$(35,675)	$(3,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	82	161
Stock-based compensation, including 401(k) match	1,673	2,584
Non-cash royalty revenue	(392)	—
Non-cash interest expense	2,525	—
Other, net	(153)	159
Changes in operating assets and liabilities:
Receivable	—	(22,000)
Prepaid expenses and other assets	(1,208)	(161)
Operating lease right-of-use assets	272	—
Accounts payable, accrued expenses and other liabilities	260	1,218
Operating lease liability	(39)	—
Net cash used in operating activities	(32,655)	(21,072)
Investing activities
Purchases of property and equipment	(1,560)	—
Purchases of available-for-sale securities	(37,681)	(15,686)
Proceeds from maturities of available-for-sale securities	17,500	28,790
Net cash provided by (used in) investing activities	(21,741)	13,104
Financing activities
Proceeds from sale of future royalties, net	27,618	—
Proceeds from common stock sales facility, net of issuance costs	—	9,330
Proceeds from issuances of common stock, net	65	247
Repayment of note payable	—	(4,000)
Net cash provided by financing activities	27,683	5,577
Net decrease in cash, cash equivalents and restricted cash	(26,713)	(2,391)
Cash, cash equivalents and restricted cash at beginning of period	48,616	34,607
Cash, cash equivalents and restricted cash at end of period	$21,903	$32,216
Supplemental schedule of noncash activities
Assets acquired under operating lease obligation	$1,849	$—
Property and equipment in accounts payable and accrued expenses	$768	$—
Issuance of common stock for repayment of note payable, including interest	$—	$2,301
Issuance of common stock for compensation	$—	$493
The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2019	57,026,782	$57	$732,515	$(703,030)	$26	$29,568
Exercise of stock options	2,188		3			3
Stock-based compensation expense			427			427
Issuance of common stock, net			35			35
Unrealized loss on marketable securities					(1)	(1)
Net loss				(11,417)		(11,417)
Balance at September 30, 2019	57,028,970	$57	$732,980	$(714,447)	$25	$18,615

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2018	56,833,649	$57	$729,432	$(683,933)	$—	$45,556
Exercise of stock options	5,000		9			9
Stock-based compensation expense			856			856
Issuance of common stock related to sales facility, net of issuance costs			(25)			(25)
Issuance of common stock, net	16,899					—
Unrealized loss on marketable securities					(5)	(5)
Net income				13,381		13,381
Balance at September 30, 2018	56,855,548	$57	$730,272	$(670,552)	$(5)	$59,772
The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	56,907,096	$57	$731,178	$(678,772)	$(4)	$52,459
Exercise of stock options	2,188		3			3
Stock-based compensation expense			1,673			1,673
Issuance of common stock, net	119,686		126			126
Unrealized gain on marketable securities					29	29
Net loss				(35,675)		(35,675)
Balance at September 30, 2019	57,028,970	$57	$732,980	$(714,447)	$25	$18,615

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	50,761,039	$51	$715,213	$(667,519)	$(15)	$47,730
Exercise of stock options	135,000		199			199
Stock-based compensation expense			2,584			2,584
Issuance of common stock related to sales facility, net of issuance costs	4,461,893	5	9,325			9,330
Issuance of common stock related to repayment of note payable	1,134,689	1	2,300			2,301
Issuance of common stock, net	362,927		651			651
Unrealized gain on marketable securities					10	10
Net loss				(3,033)		(3,033)
Balance at September 30, 2018	56,855,548	$57	$730,272	$(670,552)	$(5)	$59,772
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
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019.
The information presented in the condensed consolidated financial statements and related footnotes at September 30, 2019, and for the three and nine months ended September 30, 2019 and 2018, is unaudited, and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2018 have been derived from our audited financial statements. For further information, please refer to the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the U.S. Securities and Exchange Commission, or SEC, on March 14, 2019, which we refer to as our 2018 Annual Report on Form 10-K.
Liquidity
As of September 30, 2019, we had cash, cash equivalents and available-for-sale securities of $52.0 million. We have primarily incurred operating losses since inception and have relied on our ability to fund our operations through collaboration and license arrangements or other strategic arrangements, as well as through the sale of stock. We expect to continue to spend significant resources to fund the development and potential commercialization of IPI-549, an orally administered, clinical-stage, immuno-oncology product candidate that selectively inhibits the enzyme phosphoinositide-3 kinase gamma, or PI3K gamma, and to incur significant operating losses for the foreseeable future.
We believe that our existing cash, cash equivalents and available-for-sale securities at September 30, 2019 will be adequate to satisfy our forecasted operating needs for at least the next twelve months.
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

Royalty Expense
Royalty expense is recorded when incurred and represents the expense associated with amounts owed to third parties as a result of royalty revenue recognized and the amounts owed by us to Takeda Pharmaceutical Company Limited, or Takeda, in relation to sale of future royalties (see Note 11).
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock options	9,534,319	5,445,217	9,534,319	8,404,232
Warrants (excluded from treasury stock method)	1,000,000	1,000,000	1,000,000	1,000,000
Basic and diluted earnings (loss) per common share were determined as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except share and per share amounts)
Basic
Net income (loss)	$(11,417)	$13,381	$(35,675)	$(3,033)
Undistributed earnings allocated to warrants	—	(231)	—	—
Net income (loss)	$(11,417)	$13,150	$(35,675)	$(3,033)
Weighted average common shares outstanding	57,028,970	56,851,811	56,965,711	54,918,963
Basic earnings (loss) per common share	$(0.20)	$0.23	$(0.63)	$(0.06)
Diluted
Net income (loss)	$(11,417)	$13,381	$(35,675)	$(3,033)
Undistributed earnings allocated to warrants	—	(228)	—	—
Net income (loss)	$(11,417)	$13,153	$(35,675)	$(3,033)
Weighted average common shares outstanding	57,028,970	56,851,811	56,965,711	54,918,963
Effect of dilutive options	—	786,849	—	—
Weighted average common shares outstanding assuming dilution	57,028,970	57,638,660	56,965,711	54,918,963
Diluted earnings (loss) per common share	$(0.20)	$0.23	$(0.63)	$(0.06)

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
4. Stock-Based Compensation
Total stock-based compensation expense related to all equity awards for the three and nine months ended September 30, 2019 and 2018 was composed of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Research and development	$101	$141	$355	$400
General and administrative	326	715	1,318	2,184
Total stock-based compensation expense	$427	$856	$1,673	$2,584
As of September 30, 2019, we had approximately $2.1 million of total unrecognized compensation cost related to unvested common stock options and awards under our Employee Stock Purchase Plan, which is expected to be recognized over a weighted-average period of 2.6 years.
Stock Options
During the nine months ended September 30, 2019, we granted options to purchase 2,139,596 shares of our common stock at a weighted average fair value of $1.08 per share and a weighted average exercise price of $1.30 per share. During the nine months ended September 30, 2018, we granted options to purchase 1,637,750 shares of our common stock at a weighted average fair value of $1.57 per share and a weighted average exercise price of $2.04 per share. For the three and nine months ended September 30, 2019 and 2018, the fair values were estimated using the Black-Scholes valuation model using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Risk-free interest rate	1.4%	2.9%	2.3%	2.5%
Expected annual dividend yield	—	—	—	—
Expected stock price volatility	96.9%	95.9%	99.4%	96.9%
Expected term of options	6.0 years	6.1 years	6.0 years	5.7 years

5. Cash, Cash Equivalents and Available-for-Sale Securities
The following is a summary of cash, cash equivalents and available-for-sale securities:

	September 30, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$21,588	$—	$—	$21,588
Available-for-sale securities:
U.S. Treasury securities due in one year or less	10,968	9	—	10,977
U.S. government-sponsored enterprise obligations due in one year or less	19,408	16	—	19,424
Total available-for-sale securities	30,376	25	—	30,401
Total cash, cash equivalents and available-for-sale securities	$51,964	$25	$—	$51,989

	December 31, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$48,616	$—	$—	$48,616
Available-for-sale securities:
U.S. Treasury securities due in one year or less	4,988	—	(2)	4,986
U.S. government-sponsored enterprise obligations due in one year or less	4,991	—	(2)	4,989
Total available-for-sale securities	9,979	—	(4)	9,975
Total cash, cash equivalents and available-for-sale securities	$58,595	$—	$(4)	$58,591
We held one debt security at September 30, 2019 that had been in an unrealized loss position for less than 12 months and no debt securities that had been in an unrealized loss position for 12 months or greater. The fair value of this security was $1.0 million. There was no material unrealized losses from this security. We considered the decline in market value for this security to be primarily attributable to current economic and market conditions. It is not more likely than not that we will be required to sell this security, and we do not intend to sell this security before the recovery of its amortized cost basis. Based on our analysis, we do not consider this investment to be other-than-temporarily impaired as of September 30, 2019. As of September 30, 2019, we held no securities in foreign financial institutions.
We had no material realized gains or losses on our available-for-sale securities for the three and nine months ended September 30, 2019 and 2018. There were no other-than-temporary impairments recognized for the three and nine months ended September 30, 2019 and 2018.

6. Fair Value
The following table presents the assets carried at fair value measured on a recurring basis as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Level 1	Level 2
	(in thousands)
Assets:
Cash and cash equivalents	$19,588	$2,000
U.S. Treasury securities	—	10,977
U.S. government-sponsored enterprise obligations	—	19,424
Total	$19,588	$32,401

	December 31, 2018
	Level 1	Level 2
	(in thousands)
Assets:
Cash and cash equivalents	$48,616	$—
U.S. Treasury securities	—	4,986
U.S. government-sponsored enterprise obligations	—	4,989
Total	$48,616	$9,975
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
There have been no changes to our valuation methods during the nine months ended September 30, 2019. We had no available-for-sale securities that were classified as Level 3 at any point during the nine months ended September 30, 2019 or during the year ended December 31, 2018.
7. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	September 30, 2019	December 31, 2018
	(in thousands)
Prepaid expenses	$2,160	$641
Other current assets	235	586
Total prepaid expenses and other current assets	$2,395	$1,227

8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2019	December 31, 2018
	(in thousands)
Accrued clinical and development	$3,863	$2,656
Accrued compensation and benefits	1,938	2,630
Other	1,443	1,235
Total accrued expenses	$7,244	$6,521
9. Liability Related to Sale of Future Royalties
On March 5, 2019, we and HealthCare Royalty Partners III, L.P., or HCR, entered into a purchase and sale agreement, or the HCR Agreement, providing for the acquisition by HCR of our interest in certain royalty payments, or the Purchased Assets, based on worldwide annual net sales of products containing duvelisib, or Copiktra®, an oral, dual inhibitor of PI3K delta and gamma, or the Licensed Product, pursuant to the Verastem Agreement, as defined in Note 11. On March 11, 2019, which we refer to as the Closing Date, we received $30.0 million, or the Closing Date Payment, less certain transaction expenses. After sharing with Takeda in accordance with the Takeda Amendment, as defined in Note 11, we retained $22.5 million in gross proceeds, or approximately $20.9 million in net proceeds. We are entitled to receive up to $10.0 million in potential milestone payments based on the achievement of certain pre-specified net sales levels of the Licensed Product in the United States in the calendar year 2019 and an additional $5.0 million potential milestone payment based on the achievement of a certain pre-specified net sales level of the Licensed Product in the United States in the calendar year 2020. We refer to the milestone payments collectively as the Sales Milestone Payments. The Sales Milestone Payments, if paid, together with the Closing Date Payment are collectively referred to herein as the Investment Amount.
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
The following table shows the activity within the liability account from the inception of the HCR Agreement through September 30, 2019:

September 30, 2019
(in thousands)
Liability related to sale of future royalties - beginning balance	$—
Proceeds from sale of future royalties	30,000
Debt discount and issuance costs	(2,382)
Non-cash royalty revenue	(392)
Non-cash interest expense recognized	2,525
Liability related to sale of future royalties - ending balance	$29,751
During the three and nine months ended September 30, 2019, we recognized non-cash royalty revenue of $0.2 million and $0.4 million, respectively, and related non-cash interest expense of $1.1 million and $2.5 million, respectively. As royalties are due to HCR by Verastem, the balance of the recognized liability will be effectively repaid over the life of the HCR Agreement. There are a number of factors that could materially affect the amount and timing of royalty payments from Verastem, none of which are within our control.
10. Commitments and Contingencies
We previously subleased 6,091 square feet of office space at 784 Memorial Drive, Cambridge, Massachusetts. The term of the sublease commenced on September 1, 2017 and expired on August 31, 2019. From September 1, 2017 through August 31, 2018, the base rent of the sublease was $19,796 per month. From September 1, 2018 until the expiration date, the base rent of the sublease was $20,303 per month. In addition to the base rent, we were also responsible for our share of the operating expenses, utility costs and real estate taxes, in accordance with the terms of the sublease.
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
Beginning August 1, 2019, or the Rent Commencement Date, the total base rent of the Lease will be $47,961 per month and will increase by approximately 3% on each anniversary of the Rent Commencement Date until the Expiration Date. In addition to the base rent, we are also responsible for our share of the operating expenses, insurance, real estate taxes and certain capital costs, and we are responsible for utilities in our premises, all in accordance with the terms of the Lease. Pursuant to the terms of the Lease, we provided a security deposit in the form of a letter of credit in the initial amount $300,000, which may be reduced to $150,000 over time in accordance with the terms of the Lease. The security deposit plus the associated bank fee of $15,000 is included on our condensed consolidated balance sheet as restricted cash as of September 30, 2019. The Landlord has agreed to provide a lease incentive allowance of up to $0.6 million to fund certain improvements to be made by us to the Leased Premises. As of September 30, 2019, we have received $0.1 million of the lease incentive allowance.

Subject to certain conditions specified in the Lease, we have the right to extend the term of the Lease for two years, if we provide notice to the Landlord not earlier than twelve months, nor later than nine months, prior to expiration of the Lease. The base rent for the extension term shall be equal to the greater of the base rent in effect for the last year of the initial lease term or a fair market base rent determined according to the terms of the Lease.
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

September 30, 2019
Assets	(in thousands)
Operating lease right-of-use assets	$1,726
Liabilities
Accrued expenses and other current liabilities	$4
Operating lease liability	1,955
Total lease liabilities	$1,959
As of September 30, 2019, the weighted average term remaining on our leases is 4.8 years, and the weighted average discount rate is 10%.
Operating lease costs, including variable costs, of $0.2 million and $0.6 million were incurred during the three and nine months ended September 30, 2019, respectively. Rent expense of approximately $0.1 million and $0.2 million was incurred during the three and nine months ended September 30, 2018, respectively.
Cash paid for amounts included in the measurement of lease liabilities was $0.2 million and $0.3 million during the three and nine months ended September 30, 2019, respectively. As of September 30, 2019, future minimum lease payments of our operating lease liabilities are as follows:

Operating Leases
(in thousands)
October 1 to December 31, 2019	$152
2020	604
2021	621
2022	640
2023	658
2024	334
Total future minimum lease payments	3,009
Less: lease incentive allowance	(417)
Less: imputed interest	(633)
Total lease liability	$1,959

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
Takeda
In July 2010, we entered into a development and license agreement with Takeda, under which we obtained rights to discover, develop and commercialize pharmaceutical products targeting the gamma and/or delta isoforms of PI3K, including IPI-549 and duvelisib. We refer to the amended and restated development and license agreement, as amended, as the Takeda Agreement.
Duvelisib
Pursuant to the Takeda Agreement, prior to March 4, 2019, we were obligated to share equally with Takeda all revenue arising from certain qualifying transactions for duvelisib, including the Verastem Agreement, subject to certain exceptions including revenue we receive as reimbursement for duvelisib research and development expenses. By entry into a fourth amendment on March 4, 2019, or the Takeda Amendment, Takeda consented to the sale of the Purchased Assets to HCR and agreed to forego its rights to an equal share of the royalties due from Verastem during the period prior to the Reversion, and has agreed not to seek any payment from HCR with respect to the royalties owed to Takeda. In exchange, we paid Takeda $6.7 million representing 25% of the Closing Date Payment, net of 25% of the expenses incurred by us in connection with the HCR Agreement. In addition, we agreed to pay Takeda 25% of the royalties that would have been payable to us by Verastem but for the consummation of the HCR Agreement, which we refer to as the Interim Obligation, and 25% of any Sales Milestone Payments received. During the nine months ended September 30, 2019, we recognized the $6.7 million payment and any Interim Obligation amounts owed to Takeda as royalty expense.

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
IPI-549
Pursuant to the Takeda Agreement, in October 2019 we achieved and paid Takeda a $2.0 million milestone payment associated with our MARIO-275 study, a global, randomized Phase 2 study designed to evaluate the effect of adding IPI-549 to nivolumab, also known as Opdivo®, in checkpoint-naïve advanced urothelial cancer patients whose cancer has progressed or recurred following treatment with platinum-based chemotherapy. We will expense the milestone payment in the three months ending December 31, 2019. We are further obligated to pay Takeda up to $3.0 million in remaining success-based development milestone payments and up to $165.0 million in remaining success-based regulatory and commercial milestone payments for one product candidate other than duvelisib, which could be IPI-549.
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

Under the PellePharm Agreement, PellePharm is obligated to pay us up to $9.0 million in remaining regulatory and commercial-based milestone payments through the first commercial sale of a Hedgehog Product. PellePharm is also obligated to pay us up to $37.5 million in milestone payments upon the achievement of certain annual net sales thresholds, as well as a share of certain revenue received by PellePharm in the event that PellePharm sublicenses its rights under the PellePharm Agreement and tiered royalties on annual net sales of Hedgehog Products subject to specified conditions. During the nine months ended September 30, 2019, we recognized $2.0 million in revenue related to a milestone payment for PellePharm’s initiation of a Phase 3 study investigating IPI-926 in patients with Gorlin Syndrome, a rare genetic disease that leads to the chronic formation of multiple basal cell carcinomas, as this milestone payment is variable consideration that became unconstrained following initiation of the study. We received the payment in April 2019. The remaining milestones have not been recognized as they represent variable consideration that is constrained. In making this assessment, we considered numerous factors, including the fact that achievement of the milestones is outside of our control and contingent upon the future success of clinical trials, PellePharm’s actions, and the receipt of regulatory approval. As the single performance obligation was previously satisfied, all regulatory and commercial-based milestones will be recognized as revenue in full in the period in which the constraint is removed. Any consideration related to sales-based milestone payments, including royalties, will be recognized when the related sales occur as these amounts have been determined to relate predominantly to the license granted to PellePharm and therefore are recognized at the later of when the performance obligation is satisfied or the related sales occur.
12. Stockholders’ Equity
On June 28, 2019, we entered into a Capital on Demand Sales Agreement with JonesTrading Institutional Services LLC, or JonesTrading, and on July 29, 2019 we amended and restated the sales agreement to add B. Riley FBR, Inc., or B. Riley FBR, as a party to the agreement. We refer to the amended and restated sales agreement as the ATM Sales Agreement. Pursuant to the ATM Sales Agreement we may offer and sell shares of our common stock having an aggregate offering price of up to $20.0 million from time to time through JonesTrading or B. Riley FBR, each acting as our sales agent. We have agreed to pay commissions to the sales agents for their services in acting as agents in the sale of our common stock in the amount of up to 3.0% of the gross proceeds from sales of our common stock pursuant to the ATM Sales Agreement. Sales of shares of our common stock under the ATM Sales Agreement may be made in sales deemed to be “at the market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. With our prior written approval, JonesTrading or B. Riley FBR may also sell the shares by any other method permitted by law, including in negotiated transactions. We, JonesTrading, or B. Riley FBR may suspend or terminate the offering of shares upon notice to the other party and subject to other conditions. During the nine months ended September 30, 2019, we did not sell any shares under the ATM Sales Agreement.
In May 2016, we entered into a controlled equity offering sales agreement, or Cantor Sales Agreement, with Cantor Fitzgerald & Co., or Cantor Fitzgerald, pursuant to which we could from time to time, at our option, offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million through Cantor Fitzgerald, acting as our sales agent. Cantor Fitzgerald was entitled to a commission of 3.0% of the aggregate gross proceeds from sales of shares of our common stock under the Cantor Sales Agreement. Sales of shares of our common stock under the Cantor Sales Agreement could be made by any method permitted by law that is deemed to be “at the market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, including sales made through the Nasdaq Global Select Market, on any other existing trading market for our common stock or to or through a market maker. We could also authorize Cantor Fitzgerald to sell shares in privately negotiated transactions. During the nine months ended September 30, 2019, we did not sell any shares under the Cantor Sales Agreement. During the nine months ended September 30, 2018, we sold 4,461,893 shares of common stock at a weighted average price per share of $2.18 pursuant to the Cantor Sales Agreement for $9.3 million in net proceeds. The Cantor Sales Agreement was terminated in June 2019.

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
Clinical Development Program
In 2019, we have initiated the following clinical trials investigating IPI-549 in solid tumors:

•
MARIO-275 (MAcrophage Reprogramming in Immuno-Oncology). MARIO-275 is a global, randomized Phase 2 study designed to evaluate the effect of adding IPI-549 to nivolumab, also known as Opdivo®, in approximately 160 checkpoint-naïve advanced urothelial cancer, or UC, patients whose cancer has progressed or recurred following treatment with platinum-based chemotherapy. Nivolumab is an immune checkpoint inhibitor therapy commercialized by Bristol-Myers Squibb Company, or BMS, that targets programmed death receptor 1, or PD-1, a checkpoint protein that helps regulate the body’s immune system. We entered into a clinical supply agreement in November 2018 with BMS under which BMS has agreed to supply nivolumab for our use in MARIO-275. Based on a retrospective analysis of BMS’s approval study, CHECKMATE-275, UC patients who had high baseline levels of myeloid-derived suppressor cells, or MDSCs, had a shorter overall survival when treated with nivolumab as a single agent. Data from our ongoing Phase 1/1b study MARIO-1, described below, demonstrated that treatment with the combination of IPI-549 and nivolumab is associated with a reduction in blood MDSC levels. Our hypothesis is that adding IPI-549 to nivolumab can potentially improve outcomes for patients with urothelial cancer. MARIO-275 patients will be enrolled into either the combination arm, evaluating IPI-549 plus nivolumab, or the monotherapy arm, evaluating nivolumab plus placebo, at a ratio of 2 to 1 (combination arm to monotherapy arm), and will also be stratified by MDSC status at a ratio of approximately 2 to 1 (high to low) in both arms. Patients who progress on the monotherapy arm of the study will have the opportunity to cross over to the combination arm. The primary objective of MARIO-275 is to compare the overall response rate of MDSC-high patients in the combination arm to MDSC-high patients in the monotherapy arm. The study design will also allow us to evaluate the benefit of IPI-549 to all patients, regardless of MDSC status, and the benefit of IPI-549 to those patients who progress on the monotherapy arm of the study and choose to cross over to the combination arm. We expect to complete enrollment for MARIO-275 in 2020.

•
MARIO-3. MARIO-3 is a multi-arm Phase 2 study designed to evaluate IPI-549 in the front-line setting for triple negative breast cancer, or TNBC, and front-line renal cell carcinoma, or RCC. One cohort of the study will evaluate IPI-549 in combination with atezolizumab, also known as Tecentriq®, and nab-paclitaxel, also known as Abraxane®, in 60 patients with front-line TNBC. The second cohort will evaluate IPI-549 in combination with atezolizumab and bevacizumab, also known as Avastin®, in 30 patients with front-line RCC. In recent studies investigating atezolizumab and nab-paclitaxel combination therapy in front-line PDL-1 positive TNBC patients and investigating atezolizumab and bevacizumab in front-line RCC patients, complete response rates were less than 10%. MARIO-3 is intended to evaluate whether IPI-549 can improve upon the response rates of these combination therapies in patients with unmet needs. We expect to complete enrollment for and present data on MARIO-3 in 2020. We entered into a clinical supply agreement with F. Hoffmann-La Roche Ltd., or Roche, in March 2019 under which Roche has agreed to supply atezolizumab for our use in MARIO-3.

•
Arcus Collaboration Trial. A Phase 1/1b collaboration study being conducted by Arcus Biosciences, Inc., or Arcus, is designed to evaluate a novel triple-combination regimen of IPI-549 in combination with AB928, Arcus’s dual adenosine receptor antagonist, and liposomal doxorubicin chemotherapy, also known as Doxil®, in patients with previously treated, advanced TNBC. AB928 is an orally bioavailable, highly potent antagonist of the adenosine 2a and 2b receptors. The activation of these receptors by adenosine interferes with the activity of key populations of immune cells and inhibits the body’s optimal anti-tumor immune response. By blocking these receptors, AB928 has the potential to reverse adenosine-induced immune suppression within the tumor microenvironment. As both macrophages and high adenosine levels are believed to play critical roles in creating a highly immunosuppressive tumor microenvironment in cancer after treatment with chemotherapy, the novel immuno-oncology combination being evaluated in this setting represents a potentially promising approach to treating TNBC.

Our ongoing Phase 1/1b study MARIO-1 is designed to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics, and activity for IPI-549 both as a monotherapy and in combination with nivolumab in approximately 220 patients with advanced solid tumors. The dose-escalation portions of MARIO-1 are complete. We expect to complete enrollment for the combination therapy expansion cohorts by the end of 2019 and present data in 2020. The combination therapy expansion cohorts are designed to evaluate patients dosed at 40 mg once daily, or QD, of IPI-549 in combination with the standard regimen of nivolumab. We reported data from the combination expansion cohorts of the MARIO-1 study in a late-breaking poster presentation at the 33rd Annual Meeting of the Society for Immunotherapy of Cancer, or SITC, in November 2018. Among the 44 patients evaluable for activity as of the October 14, 2018 data-cutoff date, 15 patients showed a best response of stable disease or better, including one partial response in an advanced melanoma patient who progressed on immediate prior nivolumab therapy. Reductions in elevated baseline levels of MDSCs were seen in these patients, as well as corresponding increases in proliferation of previously exhausted memory cytotoxic T cells. The data included long-term follow up on additional partial responses in two patients from the combination dose escalation component of the study who demonstrated sustained inhibition of MDSCs during the period in which the partial response was maintained. Among the 82 patients evaluable for safety, the majority of side effects reported were Grade 1 or Grade 2, with three (4%) patients discontinuing the study due to treatment-related toxicities. The most common Grade 3+ adverse events were rash (n=6, 7%) and increased liver enzymes AST (n=7, 9%) and ALT (n=5, 6%). There were no treatment-related deaths.
This safety profile is consistent with the safety data from the dose-escalation portion of MARIO-1 that we presented at the 2018 annual meeting of the American Society of Clinical Oncology, or ASCO 2018. The data demonstrated that IPI-549 combined with nivolumab was well tolerated at all doses tested, up to the recommended combination therapy expansion dose of IPI-549 at 40 mg QD plus the standard regimen of nivolumab. No maximum tolerated dose was determined, and there were no treatment-related deaths. The pharmacokinetic/pharmacodynamic profile of IPI-549 (up to the recommended combination expansion dose of 40 mg QD) was unaffected by nivolumab co-administration, and IPI-549 in combination with nivolumab reduced immune suppression and increased immune activation, as indicated by analyses of peripheral blood. At ASCO 2018, we also presented updated clinical and translational data from the fully enrolled monotherapy expansion portion of MARIO-1 that demonstrated that IPI-549 as a monotherapy continued to be well tolerated at all doses studied up to the recommended dose for monotherapy expansion of 60 mg QD, and that IPI-549 as a monotherapy reduced immune suppression and increased immune activation, as indicated by analyses of peripheral blood and paired tumor biopsies.
Alliances, Collaborations, and Other Arrangements
We have primarily incurred operating losses since inception and will continue to fund our operations through collaboration and license arrangements or other strategic arrangements, as well as through the sale of securities, until such time as we are able to generate significant revenue from product sales. Such arrangements have provided access to breakthrough science, significant research and development support and funding, supply of clinical trial materials, and innovative drug development programs, all intended to help us realize the full potential of our product pipeline.

In July 2010, we entered into a development and license agreement with Intellikine, Inc., or Intellikine, under which we obtained rights to discover, develop and commercialize pharmaceutical products targeting the gamma and/or delta isoforms of PI3K, including IPI-549 and duvelisib, an oral, dual inhibitor of PI3K delta and gamma we outlicensed to Verastem Inc., or Verastem. In January 2012, Intellikine was acquired by Takeda Pharmaceutical Company Limited, or Takeda. In December 2012, we amended and restated our development and license agreement with Takeda and further amended the agreement in July 2014, September 2016, July 2017, and March 2019. We refer to the amended and restated development and license agreement, as amended, as the Takeda Agreement. Pursuant to the Takeda Agreement, we achieved and paid a $2.0 million success-based milestone payment to Takeda in October 2019 associated with MARIO-275. We are obligated to pay Takeda up to $3.0 million in remaining success-based development milestone payments and up to $165.0 million in remaining regulatory and commercialization success-based milestone payments, for one product candidate other than duvelisib, which could be IPI-549.
For a further description of our strategic alliances with Takeda, Verastem, and others, see Note 9 and Note 11 of the notes to our unaudited, condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and our prior disclosure included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the U.S. Securities and Exchange Commission, or SEC, on March 14, 2019, which we refer to as our 2018 Annual Report on Form 10-K.
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
Critical Accounting Policies and Significant Judgments and Estimates
The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to cumulative revenue related to variable consideration, accrued expenses, estimates of future net royalty payments used in the calculation of our liability related to the sale of future royalties, and assumptions in the valuation of stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.
There have been no material changes to our critical accounting policies, except as noted below with respect to our liability related to sale of future royalties, royalty expense and lease accounting policies within “Recently Adopted Accounting Pronouncements” during the nine months ended September 30, 2019. Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2018 Annual Report on Form 10-K for a discussion of our critical accounting policies and significant judgments and estimates.

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
Results of Operations
The following table summarizes our results of operations for each of the three and nine months ended September 30, 2019 and 2018, together with the change in these items in dollars and as a percentage:

	Three Months Ended September 30,		$ Change	% Change
	2019	2018
	(in thousands)
Collaboration revenue	$—	$22,000	$(22,000)	(100)%
Royalty revenue	343	—	343	—%
Research and development expense	7,076	5,379	1,697	32%
General and administrative expense	3,641	3,442	199	6%
Royalty expense	207	—	207	—%
Investment and other income	299	202	97	48%
Interest expense	(1,135)	—	(1,135)	—%

	Nine Months Ended September 30,		$ Change	% Change
	2019	2018
	(in thousands)
Collaboration revenue	$2,000	$22,000	$(20,000)	(91)%
Royalty revenue	741	—	741	—%
Research and development expense	18,918	15,039	3,879	26%
General and administrative expense	10,810	10,435	375	4%
Royalty expense	7,123	—	7,123	—%
Investment and other income	906	534	372	70%
Interest expense	(2,525)	(93)	(2,432)	2,615%
Income taxes benefit	54	—	54	—%

Revenue
Collaboration revenue for the nine months ended September 30, 2019 consisted of $2.0 million of revenue related to the milestone from PellePharm, Inc., or PellePharm, for the initiation of a Phase 3 study investigating patidegib in patients with Gorlin Syndrome. Collaboration revenue for the three and nine months ended September 30, 2018 consisted of $22.0 million of revenue related to a payment earned under the Verastem Agreement on September 24, 2018 upon approval by the FDA of duvelisib for the treatment of adult patients with relapsed or refractory chronic lymphocytic leukemia or small lymphocytic lymphoma after at least two prior therapies, as well as adult patients with relapsed or refractory follicular lymphoma after at least two prior systemic therapies.
Royalty revenue included approximately $0.3 million and $0.7 million for the three and nine months ended September 30, 2019, respectively, related to royalties from Verastem on net sales of duvelisib.
Research and Development Expense
Research and development expense increased for the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018 primarily due to an increase in clinical and development expenses for IPI-549 of $1.9 million and $3.2 million, respectively.
We began to track and accumulate expenses by major program starting on January 1, 2006. These expenses primarily relate to payroll and related expenses for personnel working on our programs, process development and manufacturing, preclinical toxicology studies, clinical trial costs and allocated costs of facilities. During the three and nine months ended September 30, 2019, we estimate that we incurred $7.1 million and $18.9 million, respectively, on IPI-549. During the three and nine months ended September 30, 2018, we estimate that we incurred $5.4 million and $15.0 million, respectively, on IPI-549. From January 1, 2006 through September 30, 2019, we estimate that we incurred $648.4 million on our PI3K inhibitor program, including IPI-549 and duvelisib.
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
General and Administrative Expense
General and administrative expense is comparable for the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018.

Royalty Expense
Royalty expense represents the 4% royalty on net sales of duvelisib owed by us to Mundipharma International Corporation Limited and Purdue Pharmaceutical Products L.P. and costs owed by us to Takeda, including the $6.7 million paid in relation to purchase and sale agreement that we entered into with HealthCare Royalty Partners III, L.P. in March 2019, or the HCR Agreement (see Note 11 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
Investment and Other Income
Investment and other income increased for the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018 primarily as a result of higher yields on our cash equivalents and available-for-sale securities.
Interest Expense
Interest expense for the three and nine months ended September 30, 2019 was due to the amortization of the liability related to sale of future royalties in relation to the HCR Agreement.
Interest expense for the nine months ended September 30, 2018 was due to the Takeda Note (see Note 11 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
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
The following table summarizes the components of our financial condition:

	September 30, 2019	December 31, 2018
	(in thousands)
Cash, cash equivalents and available-for-sale securities	$51,989	$58,591
Working capital	45,635	52,100

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Cash provided by (used in):
Operating activities	$(32,655)	$(21,072)
Investing activities	(21,741)	13,104
Financing activities	27,683	5,577
Cash Flows
For the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, our cash used in operating activities increased primarily due to our payment to Takeda related to the HCR Agreement. Our cash used in operating activities in future periods may vary significantly.
Net cash from investing activities for the nine months ended September 30, 2019 primarily included purchases of available-for-sale securities of $37.7 million and proceeds of $17.5 million from maturities of available-for-sale securities.
Net cash provided by financing activities for the nine months ended September 30, 2019 was due to $27.6 million in net proceeds from the sale of future royalties due to us from Verastem (see Note 9 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).

Operating Capital Requirements
As of September 30, 2019, we had cash, cash equivalents and available-for-sale securities of $52.0 million. We believe that our existing cash, cash equivalents and available-for-sale securities at September 30, 2019 will be adequate to satisfy our capital needs for at least the next twelve months based on our current operational plans. We expect to continue to spend significant resources to fund the development and potential commercialization of IPI-549 and to incur significant operating losses for the foreseeable future.
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
Common Stock Sales Facility
On June 28, 2019, we entered into a Capital on Demand Sales Agreement with JonesTrading Institutional Services LLC, or JonesTrading, and on July 29, 2019 we amended and restated the sales agreement to add B. Riley FBR, Inc., or B. Riley FBR, as a party to the agreement. We refer to the amended and restated sales agreement as the ATM Sales Agreement. Pursuant to the ATM Sales Agreement we may offer and sell shares of our common stock having an aggregate offering price of up to $20.0 million from time to time through JonesTrading or B. Riley FBR, each acting as our sales agent. We have agreed to pay commissions to the sales agents for their services in acting as agents in the sale of our common stock in the amount of up to 3.0% of the gross proceeds from sales of our common stock pursuant to the ATM Sales Agreement. Sales of shares of our common stock under the ATM Sales Agreement may be made in sales deemed to be “at the market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. With our prior written approval, JonesTrading or B. Riley FBR may also sell the shares by any other method permitted by law, including in negotiated transactions. We, JonesTrading, or B. Riley FBR may suspend or terminate the offering of shares upon notice to the other party and subject to other conditions. During the nine months ended September 30, 2019, we did not sell any shares under the ATM Sales Agreement.

In May 2016, we entered into a controlled equity offering sales agreement, or Cantor Sales Agreement, with Cantor Fitzgerald & Co., or Cantor Fitzgerald, pursuant to which we could from time to time, at our option, offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million through Cantor Fitzgerald, acting as our sales agent. Cantor Fitzgerald was entitled to a commission of 3.0% of the aggregate gross proceeds from sales of shares of our common stock under the Cantor Sales Agreement. Sales of shares of our common stock under the Cantor Sales Agreement could be made by any method permitted by law that is deemed to be “at the market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, including sales made through the Nasdaq Global Select Market, on any other existing trading market for our common stock or to or through a market maker. We could also authorize Cantor Fitzgerald to sell shares in privately negotiated transactions. During the nine months ended September 30, 2019, we did not sell any shares under the Cantor Sales Agreement. During the nine months ended September 30, 2018, we sold 4,461,893 shares of common stock at a weighted average price per share of $2.18 pursuant to the Cantor Sales Agreement for $9.3 million in net proceeds. The Cantor Sales Agreement was terminated in June 2019.
Off-Balance Sheet Arrangements
Since inception, we have not engaged in any off-balance sheet financing activities, including the use of structured finance, special purpose entities or variable interest entities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 4.	Controls and Procedures
Our management, with the participation of our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our principal executive and financial officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have no approved products, have generated no product revenue from sales, and have primarily incurred operating losses. As of September 30, 2019, we had an accumulated deficit of $714.4 million. We expect to continue to spend significant resources to fund IPI-549, our selective inhibitor of phosphoinositide-3-kinase, or PI3K-gamma. While we may have net income in some periods as the result of non-recurring collaboration revenue, we expect to incur substantial operating losses over the next several years as our clinical trial and drug manufacturing activities continue. In addition, if we proceed to seek and possibly obtain regulatory approval of IPI-549, we would expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution, to the extent such sales, marketing, manufacturing and distribution are not the responsibility of a future collaborator. As a result, we expect that our accumulated deficit would also increase significantly.
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
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a very time consuming, expensive and uncertain process that takes years to complete. We will need substantial additional funds to support our planned operations. In the absence of additional funding or business development activities, we believe that our existing cash, cash equivalents and available-for-sale securities at September 30, 2019 will be adequate to satisfy our capital needs for at least the next twelve months.
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

•	the timing and amount of additional royalty payments owed to Takeda Pharmaceuticals Company Limited, or Takeda, based on sales of Licensed Products by Verastem;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;

•	any breach, acceleration event or event of default under any agreements with third parties;

•	the outcome of any lawsuits that could be brought against us;

•	the cost of acquiring raw materials for, and of manufacturing, our product candidates is higher than anticipated;

•	the cost or quantity required of comparator or combination drugs used in clinical studies increases;

•	the effect of competing technological and market developments;

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
IPI-549 is an inhibitor of the gamma isoform of PI3K. We believe it is the only PI3K-gamma selective inhibitor in clinical development, although AstraZeneca plc recently announced its discovery of AZD3458, a PI3K-gamma selective inhibitor currently in pre-clinical development. Many competitors are developing or commercializing therapies targeting macrophage biology, including the following competitors, which we believe to be conducting clinical studies of product candidates targeting one or more aspects of macrophage biology: AbbVie Inc., Alligator Bioscience AB, Amgen Inc., Apexigen Inc., Array Biopharma, Inc., AstraZeneca plc, Bristol-Myers Squibb Company (through its collaboration with Five Prime Therapeutics, Inc.), Celgene Corporation, Deciphera Pharmaceuticals, Inc., Eisai Co., Ltd., Eli Lilly and Company, EpicentRx Inc., F. Hoffmann-La Roche Ltd, Forty Seven Inc., GlaxoSmithKline plc, Incyte Corporation (through its collaboration with Calithera Inc.), INmuneBio, Inc., Innate Pharma, S.A., Janssen Research & Development, LLC, a subsidiary of Johnson&Johnson, NextCure, Novartis AG , Pfizer Inc., Plexxikon Inc., Seattle Genetics, Inc., Surface Oncology, Inc., Syndax Pharmaceuticals, Inc., Syntrix Biosystems, Inc., Takeda Pharmaceuticals International, Inc., Trillium Therapeutics Inc., Vaccinex, Inc., Vigeo Therapeutics, Inc., X4 Pharmaceuticals, Inc., and XBiotech, Inc.,
Further, the broader field of IO is crowded with innovative therapies that may compete with IPI-549, including checkpoint inhibitor therapies such as PD-1 inhibitors nivolumab and pembrolizumab; PDL-1 inhibitors atezolizumab, avelumab, and durvalumab; and CTLA-4 inhibitors ipilimumab, and tremelimumab. Many of these checkpoint inhibitor therapies are being evaluated in combination with other non-checkpoint inhibitor IO product candidates. For example, nivolumab, which we are currently testing in combination with IPI-549, is being evaluated by others in multiple clinical trials in combination with non-checkpoint inhibitor candidates such as BMS-986016, an anti-LAG3 antibody; elotuzumab, a CD319 antibody; urelumab, a CD137 antibody; cabiralizumab, an anti-CSF1R antibody; NEO-PV-1, Neon Therapeutics’ personalized neoantigen vaccine; and NKTR-214, an IL-2R agonist. The success of competing IO therapies may limit the number of patients available for enrollment in our clinical trials.

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
We are party to several license agreements under which we license patent rights and other intellectual property related to our business including the Takeda Agreement, under which we obtained rights to discover, develop and commercialize pharmaceutical products targeting the delta and/or gamma isoforms of PI3K, including IPI-549 and duvelisib. We may enter into additional license agreements in the future. For example, pursuant to the Takeda Agreement, we paid a $2.0 million success-based milestone payment to Takeda in October 2019 associated with MARIO-275. We are obligated to pay Takeda up to $3.0 million in remaining success-based development milestone payments and up to $165.0 million in remaining regulatory and commercialization success-based milestone payments for one product candidate other than duvelisib, which could be IPI-549. Our license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with our obligations under these licenses, our licensors may have the right to terminate these license agreements, in which event we might not be able to market IPI-549 that is covered by these agreements, or our licensors may convert the license to a non-exclusive license, which could adversely affect the value of IPI-549 being developed under the license agreement. Termination of these license agreements or reduction or elimination of our licensed rights may also result in our having to negotiate new or reinstated licenses with less favorable terms. For example, if we fail to use diligent efforts to develop and commercialize products licensed under the Takeda Agreement, or if Verastem materially breaches the Verastem Agreement, we could lose our license rights under the Takeda Agreement, including rights to IPI-549.
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
Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. On March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The United Kingdom had a period of a maximum of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the European Union. If no formal withdrawal agreement can be reached between the United Kingdom and the European Union, then it is expected that the United Kingdom’s membership of the European Union would automatically terminate on the deadline, which was initially March 29, 2019. That deadline has been extended to January 31, 2020 to allow the parties to negotiate a withdrawal agreement, which has proven to be extremely difficult to date. Discussions between the United Kingdom and the European Union will continue to focus on withdrawal issues and transition agreements. However, limited progress to date in these negotiations and ongoing uncertainty within the government of the United Kingdom sustains the possibility of the United Kingdom leaving the European Union without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption.
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
To our knowledge, based on the number of shares of our common stock outstanding on October 21, 2019, stockholders beneficially owning 5% or more of our common stock, as well as our executive officers, directors, and their respective affiliates, beneficially owned in the aggregate approximately 33% of our common stock. These stockholders have the ability to influence our company through this ownership position. For example, as a result of this concentration of ownership, these stockholders, if acting together, may have the ability to affect the outcome of matters submitted to our stockholders for approval, including the election and removal of directors, changes to our equity compensation plans and any merger or similar transaction. This concentration of ownership may, therefore, harm the market price of our common stock by:

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
As of September 30, 2019, we had $52.0 million in cash, cash equivalents and available-for-sale securities. We historically have invested these amounts in money market funds, corporate obligations, U.S. government-sponsored enterprise obligations, U.S. Treasury securities and mortgage-backed securities meeting the criteria of our investment policy, which prioritizes the preservation of our capital. Corporate obligations may include obligations issued by corporations in countries other than the United States, including some issues that have not been guaranteed by governments and government agencies. Our investments are subject to general credit, liquidity, market and interest rate risks and instability in the financial markets. We may realize losses in the fair value of these investments or a complete loss of these investments. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio may have a material adverse effect on our financial results and the availability of cash to fund our operations.

Item 6.	Exhibits

	Description	Incorporated by Reference
Exhibit No.		Form	SEC Filing date	Exhibit Number	Filed with this 10-Q
3.1	Restated Certificate of Incorporation of the Registrant.	10-Q	8/9/2007	3.1
3.2	Amended and Restated Bylaws of the Registrant.	8-K	3/17/2009	3.1
4.1	Form of Common Stock Certificate.	10-K	3/14/2008	4.1
10.1	Amended and Restated Capital on Demand™ Sales Agreement, dated July 29, 2019, by and among Infinity Pharmaceuticals, Inc. and JonesTrading Institutional Services LLC and B. Riley FBR, Inc.	8-K	7/30/2019	1.1
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, and (v) Notes to Condensed Consolidated Financial Statements. Filed herewith.
					X

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFINITY PHARMACEUTICALS, INC.
Date: October 30, 2019	By:	/s/ Lawrence E. Bloch, M.D., J.D.
Lawrence E. Bloch, M.D., J.D.
President
(Principal Financial Officer & Principal Accounting Officer)