Form 10-K
period 2019-12-31
INFINITY PHARMACEUTICALS, INC.
filed 2020-03-03
CIK 1113148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2019

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting Common Stock held by non-affiliates of the registrant as of June 28, 2019 was $68,240,848 based on the last reported sale price of the registrant’s Common Stock on the Nasdaq Global Select Market on that date.
Number of shares outstanding of the registrant’s Common Stock as of February 20, 2020: 57,433,598
Documents incorporated by reference:
Portions of our definitive proxy statement to be filed with the Securities and Exchange Commission no later than April 29, 2020 in connection with our 2020 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Information
The following discussion of our financial condition and results of operations contained in this Annual Report on Form 10-K should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. Some of the information contained in this discussion and analysis and set forth elsewhere in this report, including information with respect to our plans and strategies for our business, the possible achievement of clinical development goals and milestones in 2020 and beyond, our future development efforts, our collaborations, and our future operating results and financial position, includes forward-looking statements that involve risks and uncertainties. We often use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and other words and terms of similar meaning to help identify forward-looking statements, although not all forward-looking statements contain these identifying words. You also can identify these forward-looking statements by the fact that they do not relate strictly to historical or current facts. There are a number of important risks and uncertainties that could cause actual results or events to differ materially from those indicated by forward-looking statements made herein. These risks and uncertainties include those inherent in pharmaceutical research and development, such as adverse results in our drug development activities, decisions made by the U.S. Food and Drug Administration, or FDA, and other regulatory authorities with respect to the development and commercialization of our product candidates, our ability to obtain, maintain and enforce intellectual property rights for our product candidates, our dependence on our alliance partners, competition, our ability to obtain any necessary financing to conduct our planned activities and other risk factors described herein. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly in Part I, Item 1A, Risk Factors, that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Unless required by law, we do not undertake any obligation to update any forward-looking statements.
PART I
Item 1. Business
Overview
We are an innovative biopharmaceutical company dedicated to developing novel medicines for people with cancer. We combine proven scientific expertise with a passion for developing novel small molecule drugs that target disease pathways for potential applications in oncology. We are focused on advancing IPI-549, an orally administered, clinical-stage, immuno-oncology product candidate that selectively inhibits the enzyme phosphoinositide-3-kinase-gamma, or PI3K-gamma. We believe IPI-549 is the only inhibitor of PI3K-gamma currently being investigated in clinical trials.
Selective inhibition of PI3K-gamma by IPI-549 has been shown in preclinical studies to reprogram macrophages from a pro-tumor, immunosuppressive function, to an anti-tumor, immune activating function and to enhance the activity of, and overcome resistance to, checkpoint inhibitors. These preclinical findings indicate that IPI-549 may have the potential to treat a broad range of solid tumors and represents a potentially additive or synergistic approach to restoring anti-tumor immunity in combination with other immunotherapies such as checkpoint inhibitors. Further, preclinical studies showed that IPI-549 significantly inhibits the regrowth of tumors that can occur following treatment with chemotherapy.
We have worldwide development and commercialization rights to IPI-549, subject to certain obligations to our licensor, Takeda Pharmaceutical Company Limited, or Takeda, as described in more detail under the heading in this Part I, Item 1 under the heading “Alliances, Collaborations, and Other Arrangements —Takeda.” Additionally, we are obligated to pay Mundipharma International Corporation Limited, or Mundipharma, and Purdue Pharmaceutical Products L.P., or Purdue, a 4% royalty in the aggregate on worldwide net sales of products that were previously subject to our strategic alliance with Mundipharma and Purdue that was terminated in 2012. Such products include IPI-549; duvelisib, or Copiktra®, the PI3K gamma,delta inhibitor we licensed to Verastem, Inc., or Verastem, in 2016; and IPI-926, or patidegib, part of the hedgehog inhibitor program we licensed to PellePharm, Inc., or PellePharm, in 2013. We refer to such royalties as Trailing Mundipharma Royalties. After Mundipharma and Purdue have recovered approximately $260 million in royalty payments from all products that were previously subject to the strategic alliance, which represents the funding paid to us for research and development services performed by us under this strategic alliance, the Trailing Mundipharma Royalties will be reduced to a 1% royalty on net sales in the United States of such products.

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
Cancer cells arise from normal cells that have changed in a way that allows them to grow in an unregulated manner. Cancer cells are not always recognized by the body’s immune system as foreign cells that should be destroyed. However, even if cancer cells are recognized by the immune system, both normal homeostatic and cancer cell-induced mechanisms exist to dampen this immune response, including upregulation of “checkpoint proteins,” such as programmed death receptor 1, or PD-1, on T cells and programmed-death ligand 1, or PD-L1, on tumor cells. Additionally, in solid tumors there exists a tumor microenvironment, or TME, which refers to the non-cancerous cells present in the tumor. Cells within the TME, including macrophages, can suppress the body’s immune response and provide signals to cancer cells that facilitate tumor growth. The presence of the supportive TME is thought to be one reason why some cancer therapies, including checkpoint inhibitors, have shown limited efficacy and durability to date. Research has demonstrated that PI3K-gamma plays an important role in maintaining the immunosuppressive nature of tumor-associated macrophages and myeloid-derived suppressor cells, or MDSCs. Targeting these pro-tumor, immunosuppresive cells represents an emerging approach within the field of cancer immunotherapy, and inhibition of PI3K-gamma by IPI-549 represents a novel approach to targeting this immunosuppressive microenvironment.
The Role of MDSCs and M2 TAMs in Tumor Immune Suppression

MDSCs or Pro-tumor (M2) Macrophages
Suppressed T cells
Tumor Cells
MDSC/M2
MDSCs and M2 TAMs generate a pro-tumor, immune suppressed tumor microenvironment

Anti-Tumor Activity of IPI-549 in Preclinical Models
Our preclinical research has demonstrated that blockade of PI3K-gamma by treatment with IPI-549 leads to a shift in the type of macrophages present in the TME from macrophages associated with suppression of the body’s pro-tumor immune response, known as the M2 phenotype, to macrophages that are supportive of a pro-inflammatory, anti-tumor immune response, known as the M1 phenotype. In preclinical studies, treatment with IPI-549 in tumor models was shown to increase the M1 to M2 macrophage ratio, the number of T cells that attack the tumor, and the production of pro-inflammatory, anti-tumor cytokines.

Reprogramming Macrophages with IPI-549

Anti-tumor (M1) Macrophages -
Activated Myeloid Cells
Activated T cells
MDSC/M2
M1
IPI-549
REPROGRAM
Tumor
Cells
Immune suppressive MDSCs
and M2 Macrophages

Preclinical studies to investigate the anti-tumor activity of IPI-549 have demonstrated dose-dependent, single-agent anti-tumor activity in multiple solid tumor models, including models of lung cancer, colon cancer and breast cancer. Additionally, in preclinical models, treatment with IPI-549 in combination with a checkpoint inhibitor showed greater tumor growth inhibition and survival, including a greater number of complete tumor regressions, compared to treatment with either IPI-549 or the checkpoint inhibitor alone. The combination treatment resulted in long-lasting anti-tumor immune memory as evidenced by the lack of tumor growth when animals were re-challenged post-treatment with the same tumor cells in the absence of any treatment.
Overcoming Resistance to Checkpoint Inhibition
In recent years, checkpoint inhibitors have shown promising results as a treatment for multiple types of cancer, but most patients do not respond, and most who do respond eventually become resistant to and require treatment with an additional therapy. Our preclinical studies in a number of tumor models demonstrated that resistance to checkpoint inhibition is associated with increased numbers of tumor-associated macrophages and is directly mediated by the immunosuppressive activity of these macrophages on T cells. Furthermore, the data demonstrated that inhibition of PI3K-gamma by IPI-549 led to enhanced anti-tumor cytotoxic T cell activity, particularly when combined with checkpoint inhibitors. These data demonstrated that IPI-549 treatment was able to reverse the lack of response to checkpoint inhibitors in models that were initially resistant to checkpoint inhibition as a single therapy.

IPI-549 Clinical Development Program
2020 Clinical Development Goals
The following table summarizes our ongoing clinical trials, explained in more detail below, and the associated milestones we expect to achieve in 2020:
MARIO-275
We are currently enrolling patients in our study entitled MAcrophage Reprogramming in Immuno-Oncology 275, or MARIO-275, a global, randomized, controlled Phase 2 study designed to evaluate the effect of adding IPI-549 to nivolumab, also known as Opdivo®, in approximately 160 checkpoint-naïve advanced urothelial cancer, or UC, patients whose cancer has progressed or recurred following treatment with platinum-based chemotherapy. Nivolumab is an immune checkpoint inhibitor therapy commercialized by Bristol-Myers Squibb Company, or BMS, that targets PD-1, a checkpoint protein that helps regulate the body’s immune system. We entered into a clinical supply agreement in November 2018 with BMS under which BMS has agreed to supply nivolumab for our use in MARIO-275, which we also refer to by its protocol number, IPI-549-02. Based on a retrospective analysis of BMS’s approval study, CheckMate-275, UC patients with high baseline levels of MDSCs had a shorter overall survival when treated with nivolumab as a single agent, as illustrated in the figure below. Data from our ongoing Phase 1/1b study MARIO-1, described below, have demonstrated that treatment with the combination of IPI-549 and nivolumab is associated with a reduction in blood MDSC levels. We believe that adding IPI-549 to nivolumab can potentially improve outcomes for patients with advanced urothelial cancer.

BMS’s CheckMate-275: High Levels of MDSCs are Associated with Shorter Overall Survival
*As used in this figure, “OS” stands for overall survival; “CI” stands for confidence interval; and “NR” stands for not reached.
MARIO-275 patients are randomized into either the combination arm, evaluating IPI-549 plus nivolumab, or the monotherapy arm, evaluating nivolumab plus placebo, at a ratio of two to one (combination arm to monotherapy arm). Patients who progress on the monotherapy arm of the study will have the opportunity to cross over to the combination arm.
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
The Unmet Needs of Patients with Urothelial Cancer
Urothelial cancer can originate within the urothelial cells lining the bladder, accounting for 90% of all UCs, as well as in the ureters and renal pelvis, accounting for the remaining 10% of UCs. While nearly 75% of UCs are non-invasive urothelial papillomas that have not yet infiltrated the bladder wall or caused distant metastasis, the remaining 25% are advanced high-grade invasive lesions that have progressed into the muscle. In 2018, UC was the 10th most common form of cancer worldwide, with an estimated 549,000 cases. According to SEER Cancer Statistics Review estimations of 2019 data as of the time of this filing, bladder cancer was estimated to be the sixth most common form of cancer and the tenth leading cause of cancer death in the U.S., with approximately 80,000 new cases, or almost 5% of all new cancers, and approximately 18,000 deaths, or 4.6% of all cancer deaths.
Only 50% of UC patients are responsive to first-line platinum-containing therapies. Of those who are responsive, their response duration is typically short, and they have a median overall survival, or OS, of approximately 15 months. Several PD-1 and PD-L1 inhibitors, including nivolumab, have been approved for treatment of locally advanced or metastatic UC after first-line platinum therapy fails. However, the overall response rates for these therapies are only 13% to 21%, and the median time to progression is typically about two months. Despite significant progress in the advancement of therapeutic options for UC in recent years, including the use of checkpoint inhibitors, there remains an opportunity to improve outcomes.

MARIO-3
We are currently enrolling patients in MARIO-3, a multi-arm Phase 2 study designed to evaluate IPI-549 in the front-line setting for triple negative breast cancer, or TNBC, and front-line renal cell carcinoma, or RCC. We also refer to MARIO-3 by its protocol number, IPI-549-03. One cohort of the study is evaluating IPI-549 in combination with atezolizumab, also known as Tecentriq®, and nab-paclitaxel, also known as Abraxane®, in 60 patients with front-line TNBC. The second cohort is evaluating IPI-549 in combination with atezolizumab and bevacizumab, also known as Avastin®, in 30 patients with front-line RCC. In recent studies investigating atezolizumab and nab-paclitaxel combination therapy in front-line PD-L1 positive TNBC patients and investigating atezolizumab and bevacizumab in front-line RCC patients, complete response rates were less than 10%. MARIO-3 is intended to evaluate whether IPI-549 can improve upon the response rates of these combination therapies in patients with unmet needs. We expect to complete enrollment for and provide initial data on MARIO-3 in 2020. We entered into a clinical supply agreement with F. Hoffmann-La Roche Ltd., or Roche, in March 2019 under which Roche has agreed to supply atezolizumab for our use in MARIO-3.
Arcus Collaboration Trial
Arcus Biosciences, Inc., or Arcus, is currently enrolling patients in its Phase 1/1b collaboration study designed to evaluate a novel triple-combination regimen of IPI-549 in combination with AB928, Arcus’s dual adenosine receptor antagonist, and liposomal doxorubicin chemotherapy, also known as Doxil®, in up to 40 patients with previously treated, advanced TNBC. AB928 is an orally bioavailable, highly potent antagonist of the adenosine 2a and 2b receptors. The activation of these receptors by adenosine interferes with the activity of key populations of immune cells and inhibits the body’s optimal anti-tumor immune response. By blocking these receptors, AB928 has the potential to reverse adenosine-induced immune suppression within the tumor microenvironment. As both macrophages and high adenosine levels are believed to play critical roles in creating a highly immunosuppressive tumor microenvironment in cancer after treatment with chemotherapy, the novel immuno-oncology combination being evaluated in this setting represents a potentially promising approach to treating TNBC.
MARIO-1
Enrollment is complete in MARIO-1, our Phase 1/1b clinical study designed to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics, and activity for IPI-549 — both as a monotherapy and in combination with nivolumab — in 224 patients with advanced solid tumors. We also refer to MARIO-1 by its protocol number, IPI-549-01. The dose-escalation portions of MARIO-1 are complete, and we expect to present data from the combination therapy expansion portion of the study in 2020. The combination therapy expansion cohorts, described in the table below, are designed to evaluate patients dosed at 40 mg once daily, or QD, of IPI-549 in combination with the standard regimen of nivolumab.

MARIO-1 Cohorts	Inclusion/Exclusion Criteria
Non-small cell lung cancer (NSCLC) Melanoma Head and neck cancer	Patients show initial resistance or initially respond to but subsequently develop resistance to immune checkpoint blockade therapy
TNBC	Patients naive to treatment with PD-1/PD-L1 therapy
Mesothelioma Adrenocortical carcinoma (ACC)	Patients previously received at least first-line treatment
High baseline blood levels of MDSCs	Varied based on indication

We reported data from the combination expansion cohorts of the MARIO-1 study in a late-breaking poster presentation at the 33rd Annual Meeting of the Society for Immunotherapy of Cancer on November 10, 2018. Among the 44 patients evaluable for activity as of the October 14, 2018 data-cutoff date, 15 patients showed a best response of stable disease or better, including one partial response in an advanced melanoma patient who had progressed on immediate prior nivolumab therapy. In addition, a patient with chemotherapy-resistant TNBC showed a 26% reduction in tumor target lesions at the first assessment. Reductions in elevated baseline levels of MDSCs were seen in these patients, as well as corresponding increases in proliferation of previously exhausted memory cytotoxic T cells. Twenty-five patients remained on study and were not evaluable for activity as of the data-cutoff date. The data included long-term follow up on additional partial responses in two patients from the combination dose escalation component of the study who demonstrated sustained inhibition of MDSCs during the period in which the partial response was maintained. Among the 82 patients evaluable for safety, the majority of side effects reported were Grade 1 or Grade 2, with three (4%) patients discontinuing the study due to treatment-related toxicities. The most common Grade 3+ adverse events were rash (n=6, 7%) and increased liver enzymes AST (n=7, 9%) and ALT (n=5, 6%). There were no treatment-related deaths.
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
Alliances, Collaborations, and Other Arrangements
Since our inception, corporate alliances, license agreements and other strategic arrangements, as well as the sale of securities, have been integral to our strategy. Many of these arrangements have provided access to breakthrough science, significant research and development support and funding, supply of clinical trial materials, and innovative drug development programs, all intended to help us realize the full potential of our product pipeline.
PellePharm
In June 2013, we entered into a license agreement with PellePharm, Inc., or PellePharm, under which we granted PellePharm exclusive global development and commercialization rights to our hedgehog inhibitor program, including IPI-926, or patidegib, a clinical-stage product candidate. We refer to our license agreement with PellePharm as the PellePharm Agreement and products covered by the PellePharm Agreement as Hedgehog Products. In November 2018, PellePharm announced that it had entered into a development and commercialization collaboration with LEO Pharma under which LEO Pharma provided research and development funding and received an option to acquire all shares in PellePharm.
Under the PellePharm Agreement, PellePharm is obligated to pay us up to $9.0 million in remaining regulatory and commercial-based milestone payments through the first commercial sale of a Hedgehog Product. We earned a $2.0 million milestone payment for PellePharm’s initiation of a Phase 3 study of a Hedgehog Product that fully enrolled in 2019. PellePharm is also obligated to pay us up to $37.5 million in success-based milestone payments upon the achievement of certain annual net sales thresholds as well as a share of certain revenue received by PellePharm in the event that PellePharm sublicenses its rights under the PellePharm Agreement.

PellePharm is also obligated to pay us tiered royalties on annual net sales of Hedgehog Products, which are subject to reduction after a certain aggregate funding threshold has been achieved. In January 2020, we entered into a funding agreement, or the BVF Funding Agreement, with BVF Partners, L.P., which we refer to as BVF, and Royalty Security, LLC, a wholly owned subsidiary of BVF, which we refer to as the Buyer. Under the BVF Funding Agreement, the Buyer acquired our interest in all royalty payments based on worldwide annual net sales of patidegib, or the BVF Licensed Product, excluding Trailing Mundipharma Royalties associated with patidegib. We have preserved our rights under the PellePharm Agreement to receive milestone payments discussed above subject to the terms and conditions set forth in the PellePharm Agreement. Pursuant to the BVF Funding Agreement, in January 2020 we received $20.0 million, less certain transaction expenses. We will also be entitled to receive a $5.0 million milestone payment from the Buyer if PellePharm’s ongoing Phase 3 clinical trial of patidegib topical gel (i) has met its primary endpoint, or (ii) is positively concluded on the basis of efficacy. See Note 15 of the notes to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for details of the BVF Funding Agreement.
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
On March 5, 2019, we and HealthCare Royalty Partners III, L.P., or HCR, entered into a purchase and sale agreement, or the HCR Agreement, providing for the acquisition by HCR of our interest in certain royalty payments, or the Purchased Assets, based on worldwide annual net sales of Licensed Products pursuant to the Verastem Agreement. Following the close of the HCR Agreement, we received $30.0 million, or the HCR Closing Date Payment, less certain transaction expenses. After sharing with Takeda in accordance with the Takeda Amendment, as defined below in the section entitled “Takeda”, we retained $22.5 million in gross proceeds, or approximately $20.9 million in net proceeds. We are entitled to receive a $5.0 million potential milestone payment based on the achievement of a certain pre-specified net sales level of the Licensed Product in the United States in the calendar year 2020. On any date that aggregate royalty payments made to HCR equal the cap amount applicable to such date, or the Cap Date, the HCR Agreement will automatically terminate, and all rights to the royalty stream with respect to the Licensed Product will revert back to us, which we refer to as the Reversion. If the Cap Date has not been achieved by June 30, 2025, there shall be no Cap Date, and the term of the HCR Agreement shall continue through the term of the Verastem Agreement. Prior to June 30, 2025, we shall have the right, but not the obligation, at any time prior to the Cap Date, if applicable, to cause the occurrence of the Cap Date (including for the purpose of determining the termination date of the HCR Agreement) by payment to HCR. See Note 9 of the notes to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for details of the HCR transaction.

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
Duvelisib
Pursuant to the Takeda Agreement, prior to March 4, 2019, we were obligated to share equally with Takeda all revenue arising from certain qualifying transactions for duvelisib, including the Verastem Agreement, subject to certain exceptions including revenue we receive as reimbursement for duvelisib research and development expenses. By entry into a fourth amendment to the Takeda Agreement on March 4, 2019, or the Takeda Amendment, Takeda consented to the sale of the Purchased Assets to HCR and agreed to forego its rights to an equal share of the royalties due from Verastem during the period prior to the Reversion, and has agreed not to seek any payment from HCR with respect to the royalties owed to Takeda. In exchange, we paid Takeda $6.7 million representing 25% of the HCR Closing Date Payment, net of 25% of the expenses incurred by us in connection with the HCR Agreement. In addition, we agreed to pay Takeda 25% of the royalties that would have been payable to us by Verastem but for the consummation of the HCR Agreement, which we refer to as the Interim Obligation, and 25% of any milestone payments based on the achievement of certain pre-specified net sales, or Sales Milestone Payments, received. During the year ended December 31, 2019, we recognized the $6.7 million payment and $0.1 million in Interim Obligation amounts owed to Takeda as royalty expense.

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
IPI-549
Pursuant to the Takeda Agreement, in October 2019 we achieved a milestone associated with our MARIO-275 study and paid Takeda a $2.0 million milestone payment. We are further obligated to pay Takeda the remaining $3.0 million success-based development milestone and up to $165.0 million in remaining success-based regulatory and commercial milestones for one product candidate other than duvelisib that inhibits the PI3K pathway, which could be IPI-549.
Pursuant to the third amendment to the Takeda Agreement entered into on July 26, 2017, our obligations to pay royalties to Takeda with respect to worldwide net sales of products containing or comprised of a selective inhibitor of PI3K gamma, including but not limited to IPI-549, were terminated. In consideration for such termination, we concurrently executed a convertible promissory note. In March 2018, we prepaid such note with $4.0 million in cash and 1,134,689 shares of our common stock (representing approximately $2.3 million in shares of our common stock calculated using an average price of $2.028 per share) to Takeda’s designated subsidiary, Millennium Pharmaceuticals, Inc.
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
We have twelve issued or allowed U.S. patents related to our PI3K-gamma program, which expire on various dates between 2033 and 2037, excluding any potential patent term extension. In addition, we have approximately 70 patents and patent applications pending worldwide related to our PI3K-gamma program. Any patents that may issue from our pending patent applications would expire between 2033 and 2037, excluding any potential patent term extension. These patents and patent applications disclose compositions of matter, pharmaceutical compositions, methods of use and synthetic methods.

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

We believe that IPI-549 is the only PI3K-gamma selective inhibitor being investigated in clinical trials, although we believe AstraZeneca plc and Arcus Biosciences, Inc., are each in pre-clinical development with its PI3K-gamma selective inhibitor, AZD3458 and AB610 respectively. Many competitors developing or commercializing therapies targeting macrophage biology, including the following competitors which we believe to be conducting clinical studies of product candidates targeting one or more aspects of macrophage biology: AbbVie Inc., Alligator Bioscience AB, Amgen Inc., Apexigen Inc., Array Biopharma, Inc., Arcus Biosciences, Inc., AstraZeneca plc, Bristol-Myers Squibb Company (through its collaboration with Five Prime Therapeutics, Inc.), Celgene Corporation, Deciphera Pharmaceuticals, Inc., Eisai Co., Ltd., Eli Lilly and Company, EpicentRx Inc., F. Hoffmann-La Roche Ltd, Forty Seven Inc., GlaxoSmithKline plc, Incyte Corporation (through its collaboration with Calithera Inc.), INmuneBio, Inc., Innate Pharma, S.A., Janssen Research & Development, LLC, a subsidiary of Johnson&Johnson, NextCure, Inc., Novartis International AG , Pfizer Inc., Plexxikon Inc., Seattle Genetics, Inc., Surface Oncology, Inc., Syndax Pharmaceuticals, Inc., Syntrix Biosystems, Inc., Takeda Pharmaceuticals International, Inc., Tempest Therapeutics, Inc., Trillium Therapeutics Inc., Vaccinex, Inc., Verastem, Vigeo Therapeutics, Inc., X4 Pharmaceuticals, Inc., and XBiotech, Inc.
Further, the broader field of immuno-oncology is crowded with innovative therapies that may compete with IPI-549, including checkpoint inhibitor therapies such as PD-1 inhibitors nivolumab and pembrolizumab; PD-L1 inhibitors atezolizumab, avelumab, and durvalumab; and CTLA-4 inhibitors ipilimumab, and tremelimumab. Many of these checkpoint inhibitor therapies are being evaluated in combination with other non-checkpoint inhibitor immuno-oncology, or IO product candidates. For example, nivolumab, which we are currently testing in combination with IPI-549, is being evaluated by others in multiple clinical trials in combination with non-checkpoint inhibitor candidates such as BMS-986016, an anti-LAG3 antibody; elotuzumab, a CD319 antibody; urelumab, a CD137 antibody; cabiralizumab, an anti-CSF1R antibody; and NKTR-214, an IL-2R agonist. The success of competing IO therapies may limit the number of patients available for enrollment in our clinical trials.
Research and Development
As of March 1, 2020, our research and development group consisted of 11 employees, of whom five hold Ph.D. or M.D. degrees and two hold a master’s degree. Our research and development group is focused on preclinical research, translational medicine, clinical trials and manufacturing technologies.
Manufacturing and Supply
We rely on third parties, and, in some instances, we rely on only one third party, to manufacture critical raw materials, drug substance and final drug product for our research, preclinical development and clinical trial activities. Commercial quantities of any drugs we seek to develop will have to be manufactured in facilities and by processes that comply with regulations of the FDA and other foreign regulatory authorities, and we plan to rely on third parties to manufacture commercial quantities of any products we successfully develop.
A recent outbreak of respiratory illness caused by a novel strain of coronavirus, COVID-19, has resulted in tens of thousands of infections in China and continues to spread worldwide. To the extent we have manufacturers and recipient clinical sites located in geographies affected by the outbreak of COVID-19, such outbreak could impact our future supply chain. However, limited impact is expected on existing manufacturing operations because all drug product necessary to conduct our current clinical trials and any ongoing or planned preclinical work was manufactured prior to the outbreak. Further, a sufficient supply of drug substance and drug product intermediates is available in the U.S. for additional drug product manufacturing if required to support our clinical development program and potential preclinical studies.
Sales and Marketing
We currently have no marketing, commercial sales, or distribution capabilities. We do, however, currently have worldwide commercialization rights for our PI3K-gamma inhibitor program, including IPI-549. In order to commercialize IPI-549, if and when it is approved for sale, we will need to develop the necessary marketing, sales and distribution capabilities or establish a collaboration with a company that has strategic commercial capabilities.
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

•
preparation and submission to the FDA of a new drug application, or NDA, for a drug product which includes not only the results of the clinical trials, but also, detailed information on the chemistry, manufacture and quality controls for the product candidate and proposed labeling for one or more proposed indication(s);

•	review of the product candidate by an FDA advisory committee, where appropriate or if applicable;

•	satisfactory completion of any FDA audits of the non-clinical and clinical trial sites to assure compliance with GCP and the integrity of clinical data in support of the NDA;

•
compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct any post-approval studies required by the FDA;

•
satisfactory completion of an FDA inspection of the manufacturing facility or facilities, including those of third parties, at which the product candidate or components thereof are manufactured to assess compliance with current good manufacturing practices, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity; and

•	payment of user fees and securing FDA approval of the NDA to allow marketing of the new drug product.

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
The NDA is a vehicle through which applicants formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications. Every new drug product candidate must be the subject of an approved NDA before it may be commercialized in the United States. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2020 is $2,943,965 for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual program fee, which for fiscal year 2020 is $325,424. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.
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
Since enactment of the ACA, there have been numerous legal challenges and congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or TCJA, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices. Further, the Bipartisan Budget Act of 2018, among other things, amended the ACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”. The Congress may likely consider other legislation to replace elements of the ACA.

The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the Trump Administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them, which is under review by the E.S. Supreme Court during its current term. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.
In addition, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. The Trump Administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration recently represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On January 21, 2020, the U.S. Supreme Court declined to review this decision on an expedited basis. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.
Further, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. For example, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump Administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on May 11, 2018, the Trump Administration issued a plan to lower drug prices. Under this blueprint for action, the Trump Administration indicated that the Department of Health and Human Services, or HHS, will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases. In addition, on December 23, 2019, the Trump Administration published a proposed rulemaking that, if finalized, would allow states or certain other non-federal government entities to submit importation program proposals to FDA for review and approval. Applicants would be required to demonstrate their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. At the same time, FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

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
In April 2014, the new Clinical Trials Regulation, (EU) No 536/2014, or the Clinical Trials Regulation, was adopted. The Clinical Trial Regulation will be directly applicable in all the EU member states, repealing the current Clinical Trials Directive 2001/20/EC and replacing any national legislation that was put in place to implement the Directive. Conduct of all clinical trials performed in the EU will continue to be bound by currently applicable provisions until the new Clinical Trials Regulation becomes applicable. The extent to which on-going clinical trials will be governed by the Clinical Trials Regulation will depend on when the Clinical Trials Regulation becomes applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable the Clinical Trials Regulation will at that time begin to apply to the clinical trial. As of January 1, 2020, the website of the European Commission reported that the implementation of the Clinical Trials Regulation was dependent on the development of a fully functional clinical trials portal and database, which would be confirmed by an independent audit, and that the new legislation would come into effect six months after the European Commission publishes a notice of this confirmation. The website indicated that the audit was expected to commence in December 2020.
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

     Brexit and the Regulatory Framework in the United Kingdom
On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the EU, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the EU on January 31, 2020. Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable up to two years). Discussions between the United Kingdom and the EU have so far mainly focused on finalizing withdrawal issues and transition agreements but have been extremely difficult to date. To date, only an outline of a trade agreement has been reached. Much remains open but the Prime Minister has indicated that the United Kingdom will not seek to extend the transitional period beyond the end of 2020. If no trade agreement has been reached before the end of the transitional period, there may be significant market and economic disruption. The Prime Minister has also indicated that the United Kingdom will not accept high regulatory alignment with the EU.
Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or EU for our product candidates, which could significantly and materially harm our business.
General Data Protection Regulation
The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the EU General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR is a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance.

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
Employees
As of March 1, 2020, we had 25 full-time employees, 11 of whom were engaged in research and development and 14 of whom were engaged in general business management, administration and finance. Approximately 64% of our employees hold advanced degrees. Our success depends, in part, on our ability to recruit and retain talented and trained scientific and business personnel and senior leadership. We believe that we have been successful to date in obtaining and retaining these individuals, but we do not know whether we will be successful in doing so in the future. None of our employees are represented by a labor union or covered by a collective bargaining agreement, nor have we experienced work stoppages. We believe that relations with our employees are good.
Corporate Information
We were incorporated in California on March 22, 1995 under the name IRORI and, in 1998, we changed our name to Discovery Partners International, Inc., or DPI. In July 2000, we reincorporated in Delaware. On September 12, 2006, DPI completed a merger with Infinity Pharmaceuticals, Inc., or IPI, pursuant to which a wholly owned subsidiary of DPI merged with and into IPI. IPI, the surviving corporation in the merger, changed its name to Infinity Discovery, Inc., or IDI, and became a wholly owned subsidiary of DPI. In addition, we changed our corporate name from Discovery Partners International, Inc. to Infinity Pharmaceuticals, Inc., and our ticker symbol on the Nasdaq Global Market to “INFI.” Our common stock currently trades on the Nasdaq Global Select Market.
Our principal executive offices are located at 1100 Massachusetts Avenue, Floor 4, Cambridge Massachusetts 02138, and our telephone number is (617) 453-1000.
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
Information about our Executive Officers
The following table lists the positions, names and ages of our executive officers as of February 20, 2020:

Name	Age	Position
Adelene Q. Perkins	60	Chief Executive Officer
Lawrence E. Bloch, M.D., J.D.	54	President and Treasurer
Jeffery L. Kutok, M.D., Ph.D.	53	Executive Vice President, Chief Scientific Officer
Seth A. Tasker, J.D.	41	Senior Vice President, Chief Business Officer, and Secretary

Adelene Q. Perkins has served as our Chief Executive Officer since January 2010. She previously served as our President between October 2008 and January 2017, our Chief Business Officer from October 2008 through December 2009 and our Executive Vice President and Chief Business Officer between September 2006 and October 2008. Ms. Perkins served as Executive Vice President of IPI from February 2006 until its merger with DPI in September 2006 and Chief Business Officer of IPI from June 2002 until the DPI merger. Prior to joining IPI, Ms. Perkins served as Vice President of Business and Corporate Development of TransForm Pharmaceuticals, Inc., a private pharmaceutical company, from 2000 to 2002. From 1992 to 1999, Ms. Perkins held various positions at Genetics Institute, most recently serving as Vice President of Emerging Business and General Manager of the DiscoverEase® business unit. Ms. Perkins has served on the board of directors for the Biotechnology Industry Organization since 2012; the Bruker Corporation, a publicly traded manufacturer of analytic instruments, since 2017; Massachusetts General Hospital since 2017; the Massachusetts Biotechnology Council, a not-for-profit organization, since 2014; and Project Hope, a not-for-profit social services company, since 2013. Ms. Perkins was on the board of Padlock Therapeutics, a privately held biotechnology company, from 2015 to 2016 and was treasurer of the Massachusetts Life Sciences Center from 2014 to 2016. From 1985 to 1992, Ms. Perkins held a variety of positions at Bain & Company, a strategy consulting firm. Ms. Perkins received a B.S. in Chemical Engineering from Villanova University and an M.B.A. from Harvard Business School.
Lawrence E. Bloch, M.D., J.D., has served as our President since January 2017. He previously served as our Executive Vice President, Chief Financial Officer and Chief Business Officer from July 2012 to January 2017. Prior to joining Infinity, Dr. Bloch served as Chief Executive Officer of NeurAxon, Inc., a privately held biopharmaceutical company, from 2007 to 2011. Previously, he served as Chief Financial Officer and Chief Business Officer of NitroMed, Inc., a publicly held biopharmaceutical company, from 2004 to 2006. From 2000 to 2004, Dr. Bloch served as Chief Financial Officer, and from 1999 to 2002 as Vice President, Business Development, of Applied Molecular Evolution, Inc., a publicly held biopharmaceutical company. Dr. Bloch began his career as an emergency medicine resident physician at Massachusetts General Hospital and Brigham and Woman’s Hospital. He holds a J.D. from Harvard Law School, an M.D. from Harvard Medical School and an M.B.A. from Harvard Business School.
Jeffery L. Kutok, M.D., Ph.D., has served as our Executive Vice President and Chief Scientific Officer since December 2019. Dr. Kutok previously served as our Senior Vice President and Chief Scientific Officer from February 2017 to December 2019, our Vice President of Biology and Translational Science from August 2013 to February 2017, our Senior Director of Biology and Translational Science from August 2012 to August 2013, our Senior Director of Molecular Pathology from March 2012 to August 2012, and our Director of Molecular Pathology from January 2011 to March 2012. Prior to joining Infinity, Dr. Kutok was an associate professor of pathology at Harvard Medical School and Brigham and Women’s Hospital. His laboratory focused on translational medicine research and biomarker identification in cancer, and he is an author on over 200 journal articles, reviews and book chapters. Dr. Kutok is board certified in Anatomic Pathology and Hematology and had clinical duties in Hematopathology and Molecular Diagnostics at Brigham and Women’s Hospital. Dr. Kutok received his B.S. in biology and his M.D., Ph.D. in medicine and molecular pathology from the State University of New York at Stony Brook. His Ph.D. was earned working in the laboratory of Dr. Barry Coller, M.D. in the field of platelet pathobiology. He was also a post-doctoral fellow at Harvard University in the laboratory of Dr. Gary Gilliland, M.D., Ph.D.
Seth A. Tasker, J.D., has served as our Senior Vice President, Chief Business Officer, and Secretary since December 2019. Mr. Tasker previously served as our Vice President, General Counsel and Secretary between July 2016 and December 2019, our Deputy General Counsel between March 2015 and July 2016, our Associate General Counsel between March 2013 and March 2015, our Assistant General Counsel between March 2010 and March 2013, and our Corporate Counsel between March 2008 and March 2010. Prior to joining Infinity, Mr. Tasker served in varying levels of responsibility in the legal function at Surface Logix, Inc., a privately held biopharmaceutical company, from 2001 to 2008. Mr. Tasker holds a B.S. in Microbiology from the University of Vermont, a J.D. from Suffolk University Law School, and an M.B.A. from Suffolk University Sawyer School of Management.
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

Our Code of Conduct and Ethics and the charters of the Audit, Compensation, Nominating & Corporate Governance and Research & Development Committees of our Board of Directors are all available on our website at http://www.infi.com at the “Investors/Media” section under “Corporate Governance.” Stockholders may request a free copy of any of these documents by writing to Investor Relations, Infinity Pharmaceuticals, Inc., 1100 Massachusetts Avenue, Floor 4, Cambridge, Massachusetts 02138, U.S.A.
The foregoing references to our website are not intended to, nor shall they be deemed to, incorporate information on our website into this report by reference.
Item 1A. RISK FACTORS
The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see “Cautionary Note Regarding Forward-Looking Information” on page 1 of this Annual Report on Form 10-K for a discussion of some of the forward-looking statements that are qualified by these risk factors. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.
Risks Related to Our Financial Position and Need for Additional Capital
We have a history of operating losses, expect to incur significant and increasing operating losses in the future, and may never become profitable, or if we become profitable, we may not remain profitable.
We have no approved products, have generated no product revenue from sales, and have primarily incurred operating losses. As of December 31, 2019, we had an accumulated deficit of $725.8 million. We expect to continue to spend significant resources to fund IPI-549, our selective inhibitor of phosphoinositide-3-kinase, or PI3K-gamma. While we may have net income in some periods as the result of non-recurring collaboration revenue, we expect to incur substantial operating losses over the next several years as our clinical trial and drug manufacturing activities continue. In addition, if we proceed to seek and possibly obtain regulatory approval of IPI-549, we would expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution, to the extent such sales, marketing, manufacturing and distribution are not the responsibility of a future collaborator. As a result, we expect that our accumulated deficit would also increase significantly.
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
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time consuming, expensive and uncertain process that takes years to complete. We will need substantial additional funds to support our planned operations. In the absence of additional funding or business development activities, we believe that our existing cash, cash equivalents and available-for-sale securities at December 31, 2019, together with the $20.0 million upfront payment from BVF Partners, L.P., which we refer to as BVF, received in the first quarter of 2020, will be adequate to satisfy our current operating plans for at least the next twelve months from the issuance of these financial statements.
Our estimate as to how long we expect our existing cash, cash equivalents and available-for-sale securities to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including, but not limited to:

•	the scope, progress, results and costs of developing IPI-549, currently in clinical development;

•	the timing of, and the costs involved in, obtaining regulatory approvals for IPI-549;

•	subject to receipt of marketing approval, revenue, if any, received from commercial sales of IPI-549;

•	the timing and amount of additional revenues, if any, received from collaboration agreements and funding arrangements, including:

▪	milestone payments from entities affiliated with BVF under the funding agreement we entered into with such parties;

▪
regulatory and commercial-based milestone payments from PellePharm, Inc., or PellePharm, under the license agreement we entered into with PellePharm related to the development and commercialization of patidegib, the hedgehog inhibitor we licensed to PellePharm under the PellePharm Agreement; and

▪
milestone payments related to commercial sales of products containing duvelisib (Copiktra®), or Licensed Products, we might receive under the purchase and sale agreement, or HCR Agreement, we entered into with HealthCare Royalty Partners III, L.P., or HCR, or any additional royalties we might receive from Verastem, Inc., or Verastem, if such rights reverted to us in accordance with the HCR Agreement upon satisfaction of our obligations to HCR thereunder;

•	the timing and amount of additional royalty and milestone payments owed to Takeda Pharmaceuticals Company Limited, or Takeda, based on sales of Licensed Products by Verastem;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;

•	any breach, acceleration event or event of default under any agreements with third parties;

•	the outcome of any lawsuits that could be brought against us;

•	the cost of acquiring raw materials for, and of manufacturing, IPI-549 is higher than anticipated;

•	the cost or quantity required of comparator or combination drugs used in clinical studies increases;

•	the effect of competing technological and market developments;

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
We are conducting a clinical trial for IPI-549, and may conduct additional clinical trials in the future, at sites outside the United States. The FDA may not accept data from trials conducted in such locations and the conduct of trials outside the United States could subject us to additional delays and expense.
MARIO-275, our Phase 2 study investigating IPI-549 in combination with nivolumab in patients with advanced urothelial cancer, is being conducted at trial sites located in the United States and Europe. We may choose to conduct future clinical trials, whether related to IPI-549 or a future product candidate, at trial sites outside of the United States as well. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with good clinical practices. The FDA must be able to validate the data from the trial through an onsite inspection if necessary. The trial population must also have a similar profile to the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful, except to the extent the disease being studied does not typically occur in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. There can be no assurance that the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of IPI-549 or any future product candidates.
In addition, the conduct of clinical trials outside the United States could have a significant adverse impact on us. Risks inherent in conducting international clinical trials include:

•	clinical practice patterns and standards of care that vary widely among countries;

•	non-U.S. regulatory authority requirements that could restrict or limit our ability to conduct our clinical trials;

•	administrative burdens of conducting clinical trials under multiple non-U.S. regulatory authority schema;

•	foreign exchange fluctuations;

•	diminished protection of intellectual property in some countries; and

•
geopolitical actions, including war and terrorism, disease outbreak, such as the recent outbreak of a novel strain of coronavirus named COVID-19, or natural disasters including earthquakes, typhoons, floods and fires.

The recent outbreak of COVID-19, a novel strain of coronavirus, may materially and adversely affect our clinical trial operations and our financial results.
The recent outbreak of COVID-19 originated in Wuhan, China, in December 2019 and has since spread to multiple countries, including the United States and several European countries where we are currently conducting MARIO-275. The extent to which COVID-19 may impact our clinical trial operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the severity of COVID-19, or the effectiveness of actions to contain and treat for COVID-19. The continued spread of COVID-19 globally could adversely impact our clinical trial operations in the United States and in Europe, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. COVID-19 may also affect employees of third-party contract research organizations located in affected geographies that we rely upon to carry out MARIO-275 in Europe. Any negative impact COVID-19 has to patient enrollment or treatment or the execution of MARIO-275 could cause costly delays to clinical trial activities, which could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.
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
Even assuming approval of a drug candidate, our business may suffer if the market opportunities for IPI-549 or product candidates we may develop in the future are smaller than we believe them to be.
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

•
patients that enroll in a clinical trial may misrepresent their eligibility to do so or may otherwise not comply with the clinical trial protocol, resulting in the need to drop the patients from the clinical trial, increase the needed enrollment size for the clinical trial or extend the clinical trial’s duration and cost;

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
Interim top-line and preliminary results from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures, which could result in material changes in the final data.

From time to time, we may publish interim top-line or preliminary results from our clinical trials. Interim results from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line results also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.
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
Both enrollment rates and patient discontinuation rates could be materially and adversely affected by geopolitical actions, including war and terrorism, disease outbreak, such as the recent outbreak of a novel strain of coronavirus named COVID-19, or natural disasters including earthquakes, typhoons, floods and fires. For instance, COVID-19 has spread from China, where it originated, to multiple countries, including the United States and several European countries where we are conducting MARIO-275. Such spread could materially and adversely impact our ability to recruit and retain patients, delaying clinical trial activities. A delay in our clinical trial activities could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.
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

We expect that we will be subject to additional risks in commercializing any product candidate outside the United States, including:

•	different regulatory requirements for approval of drugs and biologics in foreign countries;

•	reduced protection for intellectual property rights;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	economic weakness, including inflation, or political instability in particular foreign economies and markets;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;

•	workforce uncertainty in countries where labor unrest is more common than in the United States;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•	business interruptions resulting from geopolitical actions, including war and terrorism, disease outbreak, or natural disasters including earthquakes, typhoons, floods and fires.
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
IPI-549 is an inhibitor of the gamma isoform of PI3K. We believe it is the only PI3K-gamma selective inhibitor in clinical trials, although we believe AstraZeneca plc and Arcus Biosciences, Inc. are each in pre-clinical development of their PI3K-gamma selective inhibitors, AZD3458 and AB610, respectively. Many competitors are developing or commercializing therapies targeting macrophage biology, including the following competitors, which we believe to be conducting clinical studies of product candidates targeting one or more aspects of macrophage biology: AbbVie Inc., Alligator Bioscience AB, Amgen Inc., Apexigen Inc., Array Biopharma, Inc., Arcus Biosciences, Inc., AstraZeneca plc, Bristol-Myers Squibb Company (through its collaboration with Five Prime Therapeutics, Inc.), Celgene Corporation, Deciphera Pharmaceuticals, Inc., Eisai Co., Ltd., Eli Lilly and Company, EpicentRx Inc., F. Hoffmann-La Roche Ltd, Forty Seven Inc., GlaxoSmithKline plc, Incyte Corporation (through its collaboration with Calithera Inc.), INmuneBio, Inc., Innate Pharma, S.A., Janssen Research & Development, LLC, a subsidiary of Johnson&Johnson, NextCure, Inc., Novartis International AG , Pfizer Inc., Plexxikon Inc., Seattle Genetics, Inc., Surface Oncology, Inc., Syndax Pharmaceuticals, Inc., Syntrix Biosystems, Inc., Takeda Pharmaceuticals International, Inc., Tempest Therapeutics, Inc., Trillium Therapeutics Inc., Vaccinex, Inc., Verastem, Inc., Vigeo Therapeutics, Inc., X4 Pharmaceuticals, Inc., and XBiotech, Inc.
Further, the broader field of IO is crowded with innovative therapies that may compete with IPI-549, including checkpoint inhibitor therapies such as PD-1 inhibitors nivolumab and pembrolizumab; PD-L1 inhibitors atezolizumab, avelumab, and durvalumab; and CTLA-4 inhibitors ipilimumab, and tremelimumab. Many of these checkpoint inhibitor therapies are being evaluated in combination with other non-checkpoint inhibitor IO product candidates. For example, nivolumab, which we are currently testing in combination with IPI-549, is being evaluated by others in multiple clinical trials in combination with non-checkpoint inhibitor candidates such as BMS-986016, an anti-LAG3 antibody; elotuzumab, a CD319 antibody; urelumab, a CD137 antibody; cabiralizumab, an anti-CSF1R antibody; and NKTR-214, an IL-2R agonist. The success of competing IO therapies may limit the number of patients available for enrollment in our clinical trials.
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
IPI-549 requires precise, high quality manufacturing under cGMP. The third-party manufacturers on which we rely may fail to comply with cGMPs and other applicable government regulations and corresponding foreign standards. These regulations govern manufacturing processes and procedures and the implementation and operation of systems to control and assure the quality of products. The FDA and foreign regulatory authorities may, at any time, audit or inspect a manufacturing facility to ensure compliance with cGMPs and other quality standards. Any failure by our contract manufacturers to achieve and maintain high manufacturing and quality control standards could result in the inability of IPI-549 to be released for use in one or more countries. In addition, such a failure could result in, among other things, patient injury or death, product liability claims, penalties or other monetary sanctions, the failure of regulatory authorities to grant marketing approval of IPI-549, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of IPI-549, operating restrictions and/or criminal prosecution, any of which could significantly and adversely affect supply of IPI-549 and seriously hurt our business.
Contract manufacturers may also encounter difficulties involving production yields or delays in performing their services. We do not have control over third-party manufacturers’ performance and compliance with applicable regulations and standards. If, for any reason, including natural disaster, epidemic or pandemic, such as the recent outbreak of COVID-19, a novel strain of coronavirus that initially emerged in China and has since spread globally, our manufacturers cannot perform as agreed, we may be unable to replace such third-party manufacturers in a timely manner, and the production of IPI-549 or any future product candidates would be interrupted, resulting in delays in clinical trials and additional costs. Switching manufacturers may be difficult because the number of potential manufacturers is limited, the demand for such services is high and, depending on the type of material manufactured at the contract facility, the change in contract manufacturer must be submitted to and/or approved by the FDA and comparable regulatory authorities outside of the United States. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our product candidates after receipt of regulatory approval. It may be difficult or impossible for us to quickly find a replacement manufacturer on acceptable terms, or at all.
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
We are party to several license agreements under which we license patent rights and other intellectual property related to our business including the Takeda Agreement, under which we obtained rights to discover, develop and commercialize pharmaceutical products targeting the delta and/or gamma isoforms of PI3K, including IPI-549 and duvelisib. We may enter into additional license agreements in the future. For example, pursuant to the Takeda Agreement, we paid a $2.0 million success-based milestone payment to Takeda in October 2019 associated with MARIO-275. We are obligated to pay Takeda up to $3.0 million in remaining success-based development milestone payments and up to $165.0 million in remaining regulatory and commercialization success-based milestone payments for one product candidate other than duvelisib, which could be IPI-549. Our license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with our obligations under these licenses, our licensors may have the right to terminate these license agreements, in which event we might not be able to market IPI-549 or any other product candidate that is covered by these agreements, or our licensors may convert the license to a non-exclusive license, which could adversely affect the value of IPI-549 or any other product candidate being developed under the license agreement. Termination of these license agreements or reduction or elimination of our licensed rights may also result in our having to negotiate new or reinstated licenses with less favorable terms. For example, if we fail to use diligent efforts to develop and commercialize products licensed under the Takeda Agreement, or if Verastem materially breaches the Verastem Agreement, we could lose our license rights under the Takeda Agreement, including rights to IPI-549.
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
Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the EU, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the EU on January 31, 2020. Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable up to two years). Discussions between the United Kingdom and the EU have so far mainly focused on finalizing withdrawal issues and transition agreements but have been extremely difficult to date. To date, only an outline of a trade agreement has been reached. Much remains open but the Prime Minister has indicated that the United Kingdom will not seek to extend the transitional period beyond the end of 2020. If no trade agreement has been reached before the end of the transitional period, there may be significant market and economic disruption. The Prime Minister has also indicated that the United Kingdom will not accept high regulatory alignment with the EU.

Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or EU for our product candidates, which could significantly and materially harm our business.
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

•
the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties, currently set at minimum of $11,181 and a maximum of $22,363 per false claim;

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
Since enactment of the ACA, there have been numerous legal challenges and congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act, or TCJA, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Further, each chamber of the Congress has put forth multiple bills designed to repeal or repeal and replace portions of the ACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to replace elements of the ACA. It is possible that such initiatives, if enacted into law, could ultimately result in fewer individuals having health insurance coverage or in individuals having insurance coverage with less generous benefits. While the timing and scope of any potential future legislation to amend the ACA is highly uncertain in many respects, it is also possible that some of the ACA provisions that generally are not favorable for the research-based pharmaceutical industry could also be repealed along with ACA coverage expansion provision. We will continue to evaluate the effect that the ACA could have on our business.
The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the Trump Administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them, which is under review by the U.S. Supreme Court during its current term. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.
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

Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. The Trump Administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration recently represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On January 21, 2020, the U.S. Supreme Court declined to review this decision on an expedited basis Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.
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
Specifically, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump Administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on May 11, 2018, the Trump Administration issued a plan to lower drug prices. Under this blueprint for action, the Trump Administration indicated that the HHS will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases. In addition, on December 23, 2019, the Trump Administration published a proposed rulemaking that, if finalized, would allow states or certain other non-federal government entities to submit importation program proposals to FDA for review and approval. Applicants would be required to demonstrate their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. At the same time, FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

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
On December 22, 2017, President Trump signed into law TCJA, which significantly revised the Internal Revenue Code. The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the TCJA remains uncertain and our business and financial condition could be adversely affected. In addition, how various states will respond to the TCJA continues to be uncertain. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.
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
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.
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
To our knowledge, based on the number of shares of our common stock outstanding on February 20, 2020, stockholders beneficially owning 5% or more of our common stock, as well as our executive officers, directors, and their respective affiliates, beneficially owned in the aggregate approximately 34% of our common stock. These stockholders have the ability to influence our company through this ownership position. For example, as a result of this concentration of ownership, these stockholders, if acting together, may have the ability to affect the outcome of matters submitted to our stockholders for approval, including the election and removal of directors, changes to our equity compensation plans and any merger or similar transaction. This concentration of ownership may, therefore, harm the market price of our common stock by:

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
As of December 31, 2019, we had $42.4 million in cash, cash equivalents and available-for-sale securities. We historically have invested these amounts in money market funds, corporate obligations, U.S. government-sponsored enterprise obligations, and U.S. Treasury securities meeting the criteria of our investment policy, which prioritizes the preservation of our capital. Corporate obligations may include obligations issued by corporations in countries other than the United States, including some issues that have not been guaranteed by governments and government agencies. Our investments are subject to general credit, liquidity, market and interest rate risks and instability in the financial markets. We may realize losses in the fair value of these investments or a complete loss of these investments. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio may have a material adverse effect on our financial results and the availability of cash to fund our operations.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
On September 1, 2017, we entered into a sublease for 6,091 square feet of office space located at 784 Memorial Drive. The lease expired on August 31, 2019. On April 5, 2019, we entered into a lease, effective April 3, 2019, for 10,097 square feet of office space at 1100 Massachusetts Avenue, Cambridge, Massachusetts. The lease expires on August 1, 2024.

Item 3. Legal Proceedings
We are not a party to any material legal proceedings.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders
Our common stock is traded on the Nasdaq Global Select Market under the symbol “INFI.” As of February 20, 2020, there were 47 holders of record of our common stock.
Item 6. Selected Financial Data
Not applicable.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. Some of the information contained in this discussion and analysis and set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the section titled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Overview
We are an innovative biopharmaceutical company dedicated to developing novel medicines for people with cancer. We combine proven scientific expertise with a passion for developing novel small molecule drugs that target disease pathways for potential applications in oncology. We are focusing on advancing IPI-549, an orally administered, clinical-stage, immuno-oncology product candidate that selectively inhibits the enzyme phosphoinositide-3-kinase-gamma, or PI3K-gamma. We believe IPI-549 is the only selective inhibitor of PI3K-gamma being investigated in clinical trials. We have worldwide development and commercialization rights to IPI-549, subject to certain success-based milestone payment obligations to our licensor, Takeda Pharmaceutical Company Limited, or Takeda, as described in more detail under Part I. Business Overview—Alliances, Collaborations, and Other Arrangements, Takeda.

Initiated in 2019, enrollment has commenced in each of the clinical trials currently investigating IPI-549 in solid tumors:

•
MARIO-275 (IPI-549-02). MAcrophage Reprogramming in Immuno-Oncology-275, or MARIO-275, is a global, randomized Phase 2 study designed to evaluate the effect of adding IPI-549 to nivolumab, also known as Opdivo®, in approximately 160 checkpoint-naïve advanced urothelial cancer, or UC, patients whose cancer has progressed or recurred following treatment with platinum-based chemotherapy. Nivolumab is an immune checkpoint inhibitor therapy commercialized by Bristol-Myers Squibb Company, or BMS, that targets programmed death receptor 1, or PD-1, a checkpoint protein that helps regulate the body’s immune system. We entered into a clinical supply agreement in November 2018 with BMS under which BMS has agreed to supply nivolumab for our use in MARIO-275. Based on a retrospective analysis of BMS’s approval study, CheckMate-275, UC patients who had high baseline levels of myeloid-derived suppressor cells, or MDSCs, had a shorter overall survival when treated with nivolumab as a single agent. Data from our ongoing Phase 1/1b study MARIO-1, described below, have demonstrated that treatment with the combination of IPI-549 and nivolumab is associated with a reduction in blood MDSC levels. We believe that adding IPI-549 to nivolumab can potentially improve outcomes for patients with urothelial cancer. MARIO-275 patients are enrolled into either the combination arm, evaluating IPI-549 plus nivolumab, or the monotherapy arm, evaluating nivolumab plus placebo, at a ratio of two to one (combination arm to monotherapy arm). Patients who progress on the monotherapy arm of the study will have the opportunity to cross over to the combination arm. The primary objective of MARIO-275 is to compare the overall response rate of MDSC-high patients in the combination arm to MDSC-high patients in the monotherapy arm. The study design will also allow us to evaluate the benefit of IPI-549 to all patients, regardless of MDSC status, and the benefit of IPI-549 to those patients who progress on the monotherapy arm of the study and choose to cross over to the combination arm. We expect to complete enrollment for MARIO-275 in 2020.

•
MARIO-3 (IPI-549-03). MARIO-3 is a multi-arm Phase 2 study designed to evaluate IPI-549 in the front-line setting for triple negative breast cancer, or TNBC, and front-line renal cell carcinoma, or RCC. One cohort of the study is evaluating IPI-549 in combination with atezolizumab, also known as Tecentriq®, and nab-paclitaxel, also known as Abraxane®, in 60 patients with front-line TNBC. The second cohort is evaluating IPI-549 in combination with atezolizumab and bevacizumab, also known as Avastin®, in 30 patients with front-line RCC. In recent studies investigating atezolizumab and nab-paclitaxel combination therapy in front-line PD-L1 positive TNBC patients and investigating atezolizumab and bevacizumab in front-line RCC patients, complete response rates were less than 10%. MARIO-3 is intended to evaluate whether IPI-549 can improve upon the response rates of these combination therapies in patients with unmet needs. We expect to complete enrollment for and provide initial data from MARIO-3 in 2020. We entered into a clinical supply agreement with F. Hoffmann-La Roche Ltd., or Roche, in March 2019 under which Roche has agreed to supply atezolizumab for our use in MARIO-3.

•
Arcus Collaboration Trial (NCT03719326). A Phase 1/1b collaboration study being conducted by Arcus Biosciences, Inc., or Arcus, is designed to evaluate a novel triple-combination regimen of IPI-549 in combination with AB928, Arcus’s dual adenosine receptor antagonist, and liposomal doxorubicin chemotherapy, also known as Doxil®, in up to 40 patients with previously treated, advanced TNBC. AB928 is an orally bioavailable, highly potent antagonist of the adenosine 2a and 2b receptors. The activation of these receptors by adenosine interferes with the activity of key populations of immune cells and inhibits the body’s optimal anti-tumor immune response. By blocking these receptors, AB928 has the potential to reverse adenosine-induced immune suppression within the tumor microenvironment. As both macrophages and high adenosine levels are believed to play critical roles in creating a highly immunosuppressive tumor microenvironment in cancer after treatment with chemotherapy, the novel immuno-oncology combination being evaluated in this setting represents a potentially promising approach to treating TNBC.

Our ongoing Phase 1/1b clinical study MARIO-1 (IPI-549-01), which is now fully enrolled, is designed to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics, and activity for IPI-549 both as a monotherapy and in combination with nivolumab in 224 patients with advanced solid tumors. The dose-escalation portions of MARIO-1 are complete, and we expect to present data from the combination therapy expansion portion of the study in 2020. The combination therapy expansion cohorts are designed to evaluate patients dosed at 40 mg once daily, or QD, of IPI-549 in combination with the standard regimen of nivolumab. We reported data from the combination expansion cohorts of the MARIO-1 study in a late-breaking poster presentation at the 33rd Annual Meeting of the Society for Immunotherapy of Cancer in November 2018. Among the 44 patients evaluable for activity as of the October 14, 2018 data-cutoff date, 15 patients showed a best response of stable disease or better, including one partial response in an advanced melanoma patient who had progressed on immediate prior nivolumab therapy. Reductions in elevated baseline levels of MDSCs were seen in these patients, as well as corresponding increases in proliferation of previously exhausted memory cytotoxic T cells. The data included long-term follow up on additional partial responses in two patients from the combination dose escalation component of the study who demonstrated sustained inhibition of MDSCs during the period in which the partial response was maintained. Among the 82 patients evaluable for safety, the majority of side effects reported were Grade 1 or Grade 2, with three (4%) patients discontinuing the study due to treatment-related toxicities. The most common Grade 3+ adverse events were rash (n=6, 7%) and increased liver enzymes AST (n=7, 9%) and ALT (n=5, 6%). There were no treatment-related deaths.
We have primarily incurred operating losses since inception. Our net loss was $47.1 million and $11.3 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, we had an accumulated deficit of $725.8 million. As we have no approved products, we have not generated any revenue from product sales and, to date, all our revenue has been generated under collaboration agreements, including payments to us of upfront license fees, funding or reimbursement of research and development efforts, milestone payments if specified objectives are achieved, and royalties on product sales. As of December 31, 2019, we had approximately $42.4 million in cash, cash equivalents and available-for-sale securities. Subsequent to December 31, 2019, we entered into a funding agreement, or the BVF Funding Agreement, with BVF Partners, L.P., or BVF, through which we received a $20.0 million upfront payment. See Note 15 of the notes to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for additional details of this transaction. We will need substantial additional funds to support our planned operations. In the absence of additional funding or business development activities, we believe that our existing cash, cash equivalents and available-for-sale securities, together with the $20.0 million upfront payment from BVF received in the first quarter of 2020, will be adequate to satisfy our current operating plans for at least the next twelve months from issuance of these financial statements.
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
Research and Development Expense
We are a drug development company. Our research and development expense has historically consisted primarily of the following:

•	compensation of personnel associated with research and development activities;

•	clinical testing costs, including payments made to contract research organizations;

•	costs of combination and comparator drugs used in clinical studies;

•	costs of manufacturing product candidates for preclinical testing and clinical studies;

•	costs associated with the licensing of research and development programs;

•	preclinical testing costs, including costs of toxicology studies;

•	fees paid to external consultants;

•	fees paid to professional service providers for independent monitoring and analysis of our clinical trials;

•	costs for collaboration partners to perform research and development activities, including development milestones for which a payment is due when achieved;

•	depreciation of equipment; and

•	allocated costs of facilities.
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

Effective January 1, 2018, we adopted Financial Accounting Standards Board Accounting Standard Codification Topic 606, Revenue from Contracts with Customers, or ASC 606. The standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The standard allows for two transition methods - full retrospective, in which the standard is applied to each prior reporting period presented, or modified retrospective, in which the cumulative effect of initially applying the standard is recognized at the date of initial adoption. We elected the modified retrospective approach and applied it to contracts not completed at the date of adoption. Therefore, comparative prior periods have not been adjusted. The adoption of the standard did not have a material impact on our financial position and results of operations when applied to our out-licensing arrangements. See Note 11 of the notes to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for additional details on these arrangements.
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
Liability Related to Sale of Future Royalties
We treat the liability related to sale of future royalties as a debt financing, amortized under the effective interest rate method over the estimated life of the related royalty stream. The liability related to sale of future royalties and the debt amortization are based on our current estimates of future royalties expected to be paid over the life of the arrangement. We will periodically assess the expected royalty payments using projections from external sources. To the extent our estimates of future royalty payments are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, we will adjust the effective interest rate and recognize related non-cash interest expense on a prospective basis. Non-cash royalty revenue is reflected as royalty revenue, and non-cash amortization of debt is reflected as interest expense in the Consolidated Statement of Operations and Comprehensive Loss included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

Results of Operations
The following table summarizes our results of operations for the years ended December 31, 2019 and 2018, in thousands, together with the change in each item as a percentage.

	2019	2018	% Change
Collaboration revenue	$2,000	$22,000	(91)%
Royalty revenue	1,049	146	618%
Research and development expense	(27,116)	(19,758)	37%
General and administrative expense	(14,289)	(14,248)	—%
Royalty expense	(7,308)	(69)	10,491%
Investment and other income	1,116	769	45%
Interest expense	(2,563)	(93)	2,656%
Income taxes benefit	54	—	—%
Revenue
Collaboration revenue during the year ended December 31, 2019 consisted of $2.0 million of revenue related to the milestone payment for PellePharm, Inc.’s initiation of a Phase 3 study investigating IPI-926, or patidegib, in patients with Gorlin Syndrome, a rare genetic disease that leads to the chronic formation of multiple basal cell carcinomas, as this milestone payment is variable consideration that became unconstrained following initiation of the study. Collaboration revenue during the year ended December 31, 2018 consisted of $22.0 million of revenue related to a payment from Verastem Inc., or Verastem, upon approval by the U.S. Food and Drug Administration, or FDA, of duvelisib for the treatment of adult patients with relapsed or refractory chronic lymphocytic leukemia or small lymphocytic lymphoma after at least two prior therapies, as well as adult patients with relapsed or refractory follicular lymphoma after at least two prior systemic therapies.
Royalty revenue consisted of approximately $1.0 million for the year ended December 31, 2019 related to royalties from Verastem on net sales of duvelisib. A portion of royalties received from Verastem is owed to Mundipharma International Corporation Limited, or Mundipharma, and Purdue Pharmaceutical Products L.P., or Purdue. We refer to such portion as the Trailing Mundipharma Royalties (see Note 11 of the notes to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K). We and HealthCare Royalty Partners III, L.P., or HCR, entered into a purchase and sale agreement in March 2019, or the HCR Agreement. Pursuant to the HCR Agreement, HCR acquired our interest in royalties received from Verastem on net sales of duvelisib, less the Trailing Mundipharma Royalties (see Note 9 of the notes to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K).
Royalty revenue consisted of approximately $0.1 million for the year ended December 31, 2018 of revenue related to royalties from Verastem on net sales of duvelisib.
Research and Development Expense
Research and development expenses represented approximately 56% and 58% of our total operating expenses for the years ended December 31, 2019 and 2018, respectively.
Research and development expense increased for the year ended December 31, 2019 as compared to the year ended December 31, 2018 primarily due to an increase in clinical and development expenses for IPI-549 of $4.6 million and a $2.0 million milestone payment to Takeda associated with our MARIO-275 study.
We began to track and accumulate costs by major program starting on January 1, 2006. These expenses primarily relate to payroll and related expenses for personnel working on the programs, process development and manufacturing, preclinical toxicology studies, clinical trial costs and allocated costs of facilities. During the years ended December 31, 2019 and 2018 and from January 1, 2006 through December 31, 2019, we estimate that we incurred $27.1 million, $19.8 million and $656.6 million, respectively, on our PI3K inhibitor program, including IPI-549 and duvelisib.

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
General and Administrative Expense
General and administrative expense is comparable for the years ended December 31, 2019 and 2018.
Royalty Expense
Royalty expense represents the Trailing Mundipharma Royalties and costs owed by us to Takeda, including the $6.7 million paid to Takeda in relation to the HCR Agreement (see Note 11 of the notes to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K).
Investment and Other Income
Investment and other income increased in the year ended December 31, 2019 as compared to the year ended December 31, 2018 primarily as a result of higher yields on our cash equivalents and available-for-sale securities.
Interest Expense
Interest expense for the year ended December 31, 2019 increased as compared to December 31, 2018 due to non-cash interest expense related to the sale of future royalties in relation to the HCR Agreement, which we recognized a liability that is being amortized using the effective interest method over the life of the arrangement (see Note 9 of the notes to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K).

Liquidity and Capital Resources
We have not generated any revenue from product sales to date, and we do not expect to generate any such revenue for the foreseeable future, if at all. We have instead relied on the proceeds from sales of equity securities, sales of future royalties, debt, interest on investments, up-front license fees, expense reimbursement, milestones, royalties and cost sharing under our collaborations to fund our operations. Our available-for-sale debt securities primarily trade in liquid markets, and the average days to maturity of our portfolio, as of December 31, 2019, is less than six months. Because IPI-549 is in an early stage of clinical development and the outcome of our effort is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of IPI-549 or whether, or when, we may achieve profitability.
The following table summarizes the components of our financial condition:

	December 31, 2019	December 31, 2018
	(in thousands)
Cash, cash equivalents and available-for-sale securities	$42,444	$58,591
Working capital	34,883	52,100

	Year Ended December 31,
	2019	2018
	(in thousands)
Cash (used in) provided by:
Operating activities	$(41,530)	$(4,714)
Investing activities	(12,241)	13,104
Financing activities	27,730	5,619
Cash Flows
The principal use of cash in operating activities in all periods presented was related to our research and development programs. Our cash used in operating activities for the year ended December 31, 2019 increased compared to the year ended December 31, 2018 due to increased operating expenses as we continue clinical development of IPI-549. Additionally, our operating activities in the year ended December 31, 2018 were offset by the receipt of $22.0 million from Verastem upon approval by the FDA of duvelisib.
Our cash used in operating activities in future periods may vary significantly due to various factors, including potential cash inflows from future collaboration agreements and potential cash outflows for licensing new programs from third parties. We cannot be certain whether and when we may enter into any such collaboration agreements or license agreements.
Our cash used in investing activities for the years ended December 31, 2019 and 2018 included purchases and proceeds from maturities of available-for-sale securities and purchases of property and equipment. Our cash from investing activities for the year ended December 31, 2019 included $41.9 million in purchases of available-for-sale securities and proceeds of $32.0 million from maturities of available-for-sale securities.
Net cash from financing activities for the year ended December 31, 2019 included the proceeds from our sale of future royalties in relation to the HCR Agreement. Net cash from financing for the year ended December 31, 2018 included net proceeds from our common stock sales facility of $9.3 million, which was partially offset by the prepayment of our note payable to Takeda.

We will need substantial additional funds to support our planned operations. In the absence of additional funding or business development activities, we believe that our existing cash, cash equivalents and available-for-sale securities, together with the $20.0 million upfront payment from BVF received in the first quarter of 2020, will be adequate to satisfy our current operating plans for at least the next twelve months from the issuance of these financial statements. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize one of our current or future product candidates. Until we can generate sufficient levels of cash from operations, and because sufficient funds may not be available to us when needed from collaborations, we expect that we will be required to continue to fund our operations in part through the sale of debt or equity securities or through licensing select programs or partial economic rights that include up-front, royalty and/or milestone payments. Our need to raise additional funds may be accelerated if our research and development expenses exceed our current expectations, if we acquire a third party, or if we acquire or license rights to additional product candidates or new technologies from one or more third parties. Our future funding requirements, both short-term and long-term, will depend on many factors, including, but not limited to:

•	the scope, progress, results and costs of developing IPI-549, currently in clinical development;

•	the timing of, and the costs involved in, obtaining regulatory approvals for IPI-549;

•	subject to receipt of marketing approval, revenue, if any, received from commercial sales of IPI-549;

•	the timing and amount of additional revenues, if any, received from collaboration agreements and funding arrangements, including:

▪	milestone payments from entities affiliated with BVF under the funding agreement we entered into with such parties;

▪
regulatory and commercial-based milestone payments from PellePharm, Inc., or PellePharm, under the license agreement we entered into with PellePharm related to the development and commercialization of patidegib, the hedgehog inhibitor we licensed to PellePharm under the PellePharm Agreement; and

▪
milestone payments related to commercial sales of products containing duvelisib (Copiktra®), or Licensed Products, we might receive under the purchase and sale agreement, or HCR Agreement, we entered into with HealthCare Royalty Partners III, L.P., or HCR, or any additional royalties we might receive from Verastem, Inc., or Verastem, if such rights reverted to us in accordance with the HCR Agreement upon satisfaction of our obligations to HCR thereunder;

•	the timing and amount of additional royalty and milestone payments owed to Takeda Pharmaceuticals Company Limited, or Takeda, based on sales of Licensed Products by Verastem;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;

•	any breach, acceleration event or event of default under any agreements with third parties;

•	the outcome of any lawsuits that could be brought against us;

•	the cost of acquiring raw materials for, and of manufacturing, IPI-549 is higher than anticipated;

•	the cost or quantity required of comparator or combination drugs used in clinical studies increases;

•	the effect of competing technological and market developments;

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
As of December 31, 2019, we have received $254.1 million of net proceeds from our public stock offerings, including our common stock sales facility. We may continue to seek additional funding through public or private financings of equity and/or debt securities, but such financings may not be available on acceptable terms, if at all. In addition, the terms of our financings may be dilutive to, or otherwise adversely affect, holders of our common stock, and such terms may impact our ability to make capital expenditures or incur additional debt.
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

Common Stock Sales Facility
On June 28, 2019, we entered into a Capital on Demand Sales Agreement with JonesTrading Institutional Services LLC, or JonesTrading, and on July 29, 2019 we amended and restated the sales agreement to add B. Riley FBR, Inc., or B. Riley FBR, as a party to the agreement. We refer to the amended and restated sales agreement as the ATM Sales Agreement. Pursuant to the ATM Sales Agreement we may offer and sell shares of our common stock having an aggregate offering price of up to $20.0 million from time to time through JonesTrading or B. Riley FBR, each acting as our sales agent. We have agreed to pay commissions to the sales agents for their services in acting as agents in the sale of our common stock in the amount of up to 3.0% of the gross proceeds from sales of our common stock pursuant to the ATM Sales Agreement. Sales of shares of our common stock under the ATM Sales Agreement may be made in sales deemed to be “at the market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. With our prior written approval, JonesTrading or B. Riley FBR may also sell the shares by any other method permitted by law, including in negotiated transactions. We, JonesTrading, or B. Riley FBR may suspend or terminate the offering of shares upon notice to the other party and subject to other conditions. During the year ended December 31, 2019, we did not sell any shares under the ATM Sales Agreement.
In May 2016, we entered into a controlled equity offering sales agreement, or Cantor Sales Agreement, with Cantor Fitzgerald & Co., or Cantor Fitzgerald, pursuant to which we could from time to time, at our option, offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million through Cantor Fitzgerald, acting as our sales agent. Cantor Fitzgerald was entitled to a commission of 3.0% of the aggregate gross proceeds from sales of shares of our common stock under the Cantor Sales Agreement. Sales of shares of our common stock under the Cantor Sales Agreement could be made by any method permitted by law that is deemed to be “at the market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, including sales made through the Nasdaq Global Select Market, on any other existing trading market for our common stock or to or through a market maker. We could also authorize Cantor Fitzgerald to sell shares in privately negotiated transactions. During the year ended December 31, 2019, we did not sell any shares under the Cantor Sales Agreement. During the year ended December 31, 2018, we issued and sold 4,461,893 shares of common stock at a weighted average price per share of $2.18 pursuant to the Cantor Sales Agreement for $9.3 million in net proceeds. The Cantor Sales Agreement was terminated in June 2019.
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
Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Infinity Pharmaceuticals, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Infinity Pharmaceuticals, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), Infinity Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 3, 2020 expressed an unqualified opinion thereon.
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
Boston, Massachusetts
March 3, 2020

INFINITY PHARMACEUTICALS, INC.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$22,260	$48,616
Available-for-sale securities	20,184	9,975
Prepaid expenses and other current assets	2,137	1,227
Total current assets	44,581	59,818
Property and equipment, net	2,186	28
Restricted cash	315	—
Operating lease right-of-use assets	1,717	—
Other assets	215	369
Total assets	$49,014	$60,215
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,621	$1,197
Accrued expenses and other current liabilities	8,077	6,521
Total current liabilities	9,698	7,718
Liability related to sale of future royalties, net (note 9)	29,626	—
Operating lease liability, less current portion	1,926	—
Other liabilities	38	38
Total liabilities	41,288	7,756
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding at December 31, 2019 and 2018	—	—
Common Stock, $0.001 par value; 100,000,000 shares authorized; 57,077,550 and 56,907,096 shares issued and outstanding at December 31, 2019 and 2018, respectively	57	57
Additional paid-in capital	733,486	731,178
Accumulated deficit	(725,829)	(678,772)
Accumulated other comprehensive loss	12	(4)
Total stockholders’ equity	7,726	52,459
Total liabilities and stockholders’ equity	$49,014	$60,215
The accompanying notes are an integral part of these consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2019	2018
Revenue:
Collaboration revenue	$2,000	$22,000
Royalty revenue	1,049	146
Total revenues	3,049	22,146
Operating expenses:
Research and development	27,116	19,758
General and administrative	14,289	14,248
Royalty expense (note 11)	7,308	69
Total operating expenses	48,713	34,075
Loss from operations	(45,664)	(11,929)
Other income (expense):
Investment and other income	1,116	769
Interest expense (note 9)	(2,563)	(93)
Total other income (expense)	(1,447)	676
Loss before income taxes	(47,111)	(11,253)
Income tax benefit	54	—
Net loss	$(47,057)	$(11,253)
Basic and diluted loss per common share	$(0.83)	$(0.20)
Basic and diluted weighted average number of common shares outstanding	56,983,652	55,411,370
Other comprehensive loss:
Net unrealized holding gains on available-for-sale securities arising during the period	$16	$11
Comprehensive loss	$(47,041)	$(11,242)
The accompanying notes are an integral part of these consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2019	2018
Operating activities
Net loss	$(47,057)	$(11,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	219	191
Stock-based compensation, including 401(k) match	2,133	3,448
Non-cash royalty revenue	(555)	—
Non-cash interest expense	2,563	—
Other, net	(216)	138
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(756)	(71)
Operating lease right-of-use asset	364	—
Accounts payable, accrued expenses and other liabilities	1,550	2,833
Operating lease liability	225	—
Net cash used in operating activities	(41,530)	(4,714)
Investing activities
Purchases of property and equipment	(2,327)	—
Purchases of available-for-sale securities	(41,864)	(15,686)
Proceeds from maturities of available-for-sale securities	31,950	28,790
Net cash provided by (used in) investing activities	(12,241)	13,104
Financing activities
Proceeds from sale of future royalties, net	27,618	—
Proceeds from common stock sales facility, net of issuance costs	—	9,330
Proceeds from issuances of common stock, net	112	289
Repayment of note payable	—	(4,000)
Net cash provided by financing activities	27,730	5,619
Net increase (decrease) in cash, cash equivalents and restricted cash	(26,041)	14,009
Cash, cash equivalents and restricted cash at beginning of period	48,616	34,607
Cash, cash equivalents and restricted cash at end of period	$22,575	$48,616

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	22,260	48,616
Restricted cash	315	—
Total cash, cash equivalents and restricted cash	$22,575	$48,616

Supplemental schedule of noncash activities
Assets acquired under operating lease obligation	$1,908	$—
Property and equipment in accounts payable and accrued expenses	$50	$—
Issuance of common stock for repayment of note payable, including interest	$—	$2,301
Issuance of common stock for compensation	$—	$493
The accompanying notes are an integral part of these consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2017	50,761,039	$51	$715,213	$(667,519)	$(15)	$47,730
Exercise of stock options	135,000		199			199
Stock-based compensation expense			3,323			3,323
Issuance of common stock related to sales facility, net of issuance costs	4,461,893	5	9,325			9,330
Issuance of common stock related to repayment of note payable	1,134,689	1	2,300			2,301
Issuance of common stock, net	414,475		818			818
Unrealized gain on marketable securities					11	11
Net loss				(11,253)		(11,253)
Balance at December 31, 2018	56,907,096	$57	$731,178	$(678,772)	$(4)	$52,459
Exercise of stock options	2,188		3			3
Stock-based compensation expense			2,133			2,133
Issuance of common stock, net	168,266		172			172
Unrealized gain on marketable securities					16	16
Net loss				(47,057)		(47,057)
Balance at December 31, 2019	57,077,550	$57	$733,486	$(725,829)	$12	$7,726

The accompanying notes are an integral part of these consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Notes to Consolidated Financial Statements
1. Organization
Infinity Pharmaceuticals, Inc., is an innovative biopharmaceutical company dedicated to developing novel medicines for people with cancer. As used throughout these audited, consolidated financial statements, the terms “Infinity,” “we,” “us,” and “our” refer to the business of Infinity Pharmaceuticals, Inc., and its wholly owned subsidiaries.
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
Cash Equivalents and Available-For-Sale Securities
Cash equivalents and available-for-sale securities primarily consist of money market funds, U.S. Treasury securities, and U.S. government-sponsored enterprise obligations. We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents, which consist of money market funds, U.S. Treasury securities, and U.S. government-sponsored enterprise obligations., are stated at fair value. They are also readily convertible to known amounts of cash and have such short-term maturities that each presents insignificant risk of change in value due to changes in interest rates. Our classification of cash equivalents is consistent with prior periods.
We determine the appropriate classification of marketable securities at the time of purchase and reevaluate such designation at each balance sheet date. We have classified all of our marketable securities at December 31, 2019 and 2018 as “available-for-sale.” We carry available-for-sale securities at fair value. Unrealized gains and losses on available-for-sale debt securities are reported in accumulated other comprehensive loss, which is a separate component of stockholders’ equity.
We adjust the cost of available-for-sale debt securities for amortization of premiums and accretion of discounts to maturity. We include such amortization and accretion in investment and other income. The cost of securities sold is based on the specific identification method. We include in investment income interest and dividends on securities classified as available-for-sale.
We conduct periodic reviews to identify and evaluate each available-for-sale debt security that is in an unrealized loss position in order to determine whether an other-than-temporary impairment exists. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. For available-for-sale debt securities in an unrealized loss position, we perform an analysis to assess whether we intend to sell or whether we would more likely than not be required to sell the security before the expected recovery of the amortized cost basis. Where we intend to sell a security, or may be required to do so, the security’s decline in fair value is deemed to be other-than-temporary, and the full amount of the unrealized loss is recorded within earnings as an impairment loss. Unrealized losses on available-for-sale debt securities that are determined to be temporary, and not related to credit loss, are recorded, net of tax, in accumulated other comprehensive loss.

Regardless of our intent to sell a security, we perform additional analysis on all securities in an unrealized loss position to evaluate losses associated with the creditworthiness of the security. Credit losses are identified where we do not expect to receive cash flows sufficient to recover the amortized cost basis of a security and are recorded within earnings as an impairment loss.
Liquidity
As of December 31, 2019, our cash, cash equivalents and available-for-sale securities balance was $42.4 million. Subsequent to December 31, 2019, we entered into a funding agreement, or the BVF Funding Agreement, with BVF Partners, L.P., or BVF, through which we received a $20.0 million upfront payment. See Note 15 for additional details of this transaction. We have primarily incurred operating losses since inception and have relied on our ability to fund our operations through collaboration and license arrangements, or other strategic arrangements, and through the sale of stock. We expect to continue to spend significant resources to fund the development and potential commercialization of IPI-549, an orally administered immuno-oncology product candidate that selectively inhibits the enzyme phosphoinositide-3 kinase gamma, or PI3K gamma, and to incur significant operating losses for the foreseeable future.
We believe that our existing cash, cash equivalents and available-for-sale securities, together with the $20.0 million upfront payment from BVF received in the first quarter of 2020, will be adequate to satisfy our current operating plans for at least the next twelve months from the issuance of these financial statements.
Concentration of Credit Risk
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
Liability Related to Sale of Future Royalties
We treat the liability related to sale of future royalties (see Note 9) as a debt financing, amortized under the effective interest rate method over the estimated life of the related expected royalty stream. The liability related to sale of future royalties and the debt amortization are based on our current estimates of future royalties expected to be paid over the life of the arrangement. We will periodically assess the expected royalty payments using projections from external sources. To the extent our estimates of future royalty payments are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, we will adjust the effective interest rate and recognize related non-cash interest expense on a prospective basis. Non-cash royalty revenue is reflected as royalty revenue, and non-cash amortization of debt is reflected as interest expense in the Consolidated Statement of Operations and Comprehensive Loss.
Revenue Recognition
To date, all our revenue has been generated under collaboration agreements, including payments to us of upfront license fees, funding or reimbursement of research and development efforts, milestone payments, if specified objectives are achieved, and royalties on product sales.
Effective January 1, 2018, we adopted Financial Accounting Standards Board, or FASB, Accounting Standard Codification, or ASC, Topic 606, Revenue from Contracts with Customers, or ASC 606. The standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The standard allows for two transition methods - full retrospective, in which the standard is applied to each prior reporting period presented, or modified retrospective, in which the cumulative effect of initially applying the standard is recognized at the date of initial adoption. We elected the modified retrospective approach and applied it to contracts not completed at the date of adoption. Therefore, comparative prior periods have not been adjusted. The adoption of the standard did not have a material impact on our financial position and results of operations when applied to our out-licensing arrangements. See Note 11 for additional details on these arrangements.
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
Stock-based Compensation Expense
For awards granted to employees, directors, non-employees, and awards granted under our 2013 Employee Stock Purchase Plan, or ESPP, we measure stock-based compensation cost at the grant date based on the estimated fair value of the award and recognize it as expense over the requisite service period on a straight-line basis. Stock-based compensation costs for non-employees are recognized as expense over the vesting period on a straight-line basis. We use the Black-Scholes valuation model in determining the fair value of all equity awards. For awards with performance conditions, we estimate the likelihood of satisfaction of the performance conditions, which affects the period over which the expense is recognized. When the performance conditions related to these awards are determined to be probable, we recognize the expense over the requisite service period. We have no awards with market conditions.
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
Due to the uncertainty surrounding the realization of the net deferred tax assets in future periods, we have recorded a full valuation allowance against our otherwise recognizable net deferred tax assets as of December 31, 2019 and 2018.

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

	At December 31,
	2019	2018
Stock options	9,576,319	8,151,608
Warrants	1,000,000	1,000,000
Comprehensive Loss
Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss is comprised of unrealized holding gains and losses arising during the period on available-for-sale securities that are not other-than-temporarily impaired. During the year ended December 31, 2019, there were no material reclassifications out of accumulated other comprehensive loss.
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

2019 Equity Incentive Plan
Our 2019 Equity Incentive Plan, or the 2019 Plan, was approved by our stockholders in June 2019. The 2019 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, or IRC, as well as nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based and cash-based awards. Up to 6,031,009 shares of our common stock may be issued pursuant to awards granted under the 2019 Plan, plus an additional amount of our common stock underlying awards issued under the 2010 Stock Incentive Plan, or the 2010 Plan, and the 2000 Stock Incentive Plan, or the 2000 Plan, that expire or are canceled without the holders receiving any shares under those awards. As of December 31, 2019, an aggregate of 674,000 shares of our common stock were reserved for issuance upon the exercise of outstanding awards, and up to 5,730,308 shares of common stock may be issued pursuant to awards granted under the 2019 Plan.
2010 Stock Incentive Plan
The 2010 Plan provided for the grant of incentive stock options under the IRC, as well as nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based and cash-based awards. As of December 31, 2019, an aggregate of 8,553,886 shares of our common stock were reserved for issuance upon the exercise of outstanding awards granted under the 2010 Plan. The 2010 Plan was terminated upon approval of the 2019 Plan; therefore, no further grants may be made under the 2010 Plan.
2000 Stock Incentive Plan
The 2000 Plan provided for the grant of stock options intended to qualify as incentive stock options under the IRC, as well as nonstatutory stock options and restricted stock. As of December 31, 2019, an aggregate of 348,433 shares of our common stock were reserved for issuance upon the exercise of outstanding awards granted under the 2000 Plan. The 2000 Plan was terminated upon approval of the 2010 Plan; therefore, no further grants may be made under the 2000 Plan.
2013 Employee Stock Purchase Plan
Our ESPP permits eligible employees to purchase shares of our common stock at a discount and consists of consecutive, overlapping 24-month offering periods, each consisting of four six-month purchase periods. On the first day of each offering period, each employee who is enrolled in the ESPP will automatically receive an option to purchase up to a whole number of shares of our common stock. The purchase price of each of the shares purchased, in a given purchase period, will be 85% of the closing price of a share of our common stock, on the first day of the offering period or the last day of the purchase period, whichever is lower. During the year ended December 31, 2019, 110,459 shares of common stock were purchased for total proceeds of approximately $0.1 million. During the year ended December 31, 2018, 73,822 shares of common stock were purchased for total proceeds of approximately $0.1 million.
Compensation Expense
Total stock-based compensation expense, related to all equity awards, comprised the following:

	Year Ended December 31,
	2019	2018
	(in thousands)
Research and development	$491	$553
General and administrative	1,642	2,895
Total stock-based compensation expense	$2,133	$3,448
As of December 31, 2019, we had approximately $1.7 million of total unrecognized compensation cost related to unvested common stock options and awards under our ESPP, which are expected to be recognized over a weighted-average period of 2.7 years.

Stock Options
Valuation Assumptions
We estimate the fair value of stock options at the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	December 31,
	2019	2018
Risk-free interest rate	2.3%	2.5%
Expected annual dividend yield	—	—
Expected stock price volatility	99.4%	96.9%
Expected term of options	5.9 years	5.7 years
The valuation assumptions were determined as follows:

•	Risk-free interest rate: The yield on zero-coupon U.S. Treasury securities for a period that was commensurate with the expected term of the awards.

•	Expected annual dividend yield: The estimate for annual dividends was zero because we have not historically paid a dividend and do not intend to do so in the foreseeable future.

•	Expected stock price volatility: We determined the expected volatility by using our available implied and historical price information.

•
Expected term of options: The expected term of the awards represents the period of time that the awards were expected to be outstanding. We use the simplified method to estimate expected term, whereby, the expected life equals the average of the vesting term and the original contractual term of the option.

We recognize forfeitures related to employee share-based payments as they occur.
A summary of our stock option activity for the year ended December 31, 2019 is as follows:

	Stock Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2019	8,151,608	$5.36
Granted	2,199,596	1.30
Exercised	(2,188)	1.24
Forfeited	(465,405)	1.73
Expired	(307,292)	5.87
Outstanding at December 31, 2019	9,576,319	$4.58	6.6	$—
Exercisable at December 31, 2019	7,789,517	$5.31	6.1	$—
The weighted-average fair value per share of options granted during the years ended December 31, 2019 and 2018 was $1.07 and $1.57, respectively.
The aggregate intrinsic value of options outstanding at December 31, 2019 was calculated based on the positive difference, if any, between the closing fair market value of our common stock on December 31, 2019 and the exercise price of the underlying options.
No related income tax benefits were recorded during the years ended December 31, 2019 or 2018.
We settle employee stock option exercises with newly issued shares of our common stock.

4. Cash, Cash Equivalents and Available-for-Sale Securities
The following is a summary of cash, cash equivalents and available-for-sale securities:

	December 31, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$22,260	$—	$—	$22,260
Available-for-sale securities:
U.S. Treasury securities due in one year or less	8,244	4	—	8,248
U.S. government-sponsored enterprise obligations due in one year or less	11,928	8	—	11,936
Total available-for-sale securities	20,172	12	—	20,184
Total cash, cash equivalents and available-for-sale securities	$42,432	$12	$—	$42,444

	December 31, 2018
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$48,616	$—	$—	$48,616
Available-for-sale securities:
U.S. Treasury securities due in one year or less	4,988	—	(2)	4,986
U.S. government-sponsored enterprise obligations due in one year or less	4,991	—	(2)	4,989
Total available-for-sale securities	9,979	—	(4)	9,975
Total cash, cash equivalents and available-for-sale securities	$58,595	$—	$(4)	$58,591
We evaluated our securities for other-than-temporary impairments based on quantitative and qualitative factors. We did not hold any debt securities at December 31, 2019 that were in an unrealized loss position. As of December 31, 2019, we held no securities in foreign financial institutions.
We had no material realized gains or losses on our available-for-sale securities for the years ended December 31, 2019 and 2018. There were no other-than-temporary impairments recognized for the years ended December 31, 2019 and 2018.

5. Fair Value
The following table provides the assets carried at fair value measured on a recurring basis as of December 31, 2019 and 2018:

	December 31, 2019
	Level 1	Level 2
	(in thousands)
Assets:
Cash and cash equivalents	$20,860	$1,400
U.S. Treasury securities	—	8,248
U.S. government-sponsored enterprise obligations	—	11,936
Total	$20,860	$21,584

	December 31, 2018
	Level 1	Level 2
	(in thousands)
Assets:
Cash and cash equivalents	$48,616	$—
U.S. Treasury securities	—	4,986
U.S. government-sponsored enterprise obligations	—	4,989
Total	$48,616	$9,975
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
There have been no changes to our valuation methods during the year ended December 31, 2019. We had no available-for-sale securities that were classified as Level 3 at any point during the year ended December 31, 2019.
6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	December 31,
	2019	2018
	(in thousands)
Prepaid expenses	$1,680	$641
Other current assets	457	586
Total prepaid expenses and other current assets	$2,137	$1,227

7. Property and Equipment
Property and equipment consist of the following:

	December 31,
	2019	2018
	(in thousands)
Computer equipment and software	$1,893	$1,814
Furniture and fixtures	446	—
Leasehold improvements	1,735	16
	4,074	1,830
Less accumulated depreciation	(1,888)	(1,802)
	$2,186	$28
8. Accrued Expenses
Accrued expenses consisted of the following:

	December 31,
	2019	2018
	(in thousands)
Accrued compensation and benefits	$3,055	$2,630
Accrued clinical and development	3,793	2,656
Operating lease liability, current	381	—
Other	848	1,235
Total accrued expenses	$8,077	$6,521
9. Liability Related to Sale of Future Royalties
On March 5, 2019, we and HealthCare Royalty Partners III, L.P., or HCR, entered into a purchase and sale agreement, or the HCR Agreement, providing for the acquisition by HCR of our interest in certain royalty payments, or the Purchased Assets, based on worldwide annual net sales of products containing duvelisib, or Copiktra®, an oral, dual inhibitor of PI3K delta and gamma, or the Licensed Product, pursuant to the Verastem Agreement, as defined in Note 11. On March 11, 2019, which we refer to as the HCR Closing Date, we received $30.0 million, or the HCR Closing Date Payment, less certain transaction expenses. After sharing with Takeda in accordance with the Takeda Amendment, as defined in Note 11, we retained $22.5 million in gross proceeds, or approximately $20.9 million in net proceeds. We are entitled to receive a $5.0 million potential milestone payment based on the achievement of a certain pre-specified net sales level of the Licensed Product in the United States in the calendar year 2020. We refer to the milestone payment as the Sales Milestone Payment. The Sales Milestone Payment, if paid, together with the HCR Closing Date Payment are collectively referred to herein as the Investment Amount.
Pursuant to the HCR Agreement, our sale of the Purchased Assets is subject to an increasing cap amount defined below, which we refer to as the Cap Amount. The Cap Amount is equal to, for each applicable time period specified below, a multiple, as set forth below, of (a) the Investment Amount plus (b) 100% of the reasonably incurred Applicable Purchaser Expenditures, as defined below:

Time Period	Cap Amount
From the HCR Closing Date until June 30, 2022	145%
From July 1, 2022 through June 30, 2023	155%
From July 1, 2023 through June 30, 2024	165%
From July 1, 2024 through June 30, 2025	175%

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
We recognized the proceeds received from HCR as a liability that is being amortized using the effective interest method over the life of the arrangement. As the basis for our determination, we considered, in accordance with the relevant accounting guidance, our right to the Reversion, if any, and our right to terminate the HCR Agreement by making payment to achieve the Cap Date. We are not obligated to repay the proceeds received under the HCR Agreement. We recorded the receipt of the $30.0 million payment from HCR as a liability, net of debt discount and issuance costs of approximately $2.4 million. In order to determine the amortization of the liability, we are required to estimate the total amount of future net royalty payments to be made to HCR over the term of the HCR Agreement. The total threshold of net royalties to be paid, less the net proceeds received, will be recorded as interest expense over the life of the liability. We impute interest on the unamortized portion of the liability using the effective interest method. Interest and debt discount amortization expense is reflected as interest expense in the Consolidated Statement of Operations and Comprehensive Loss. Over the course of the HCR Agreement, the actual interest rate will be affected by the amount and timing of royalty revenue recognized and changes in forecasted royalty revenue. On a quarterly basis, we reassess the effective interest rate and adjust the rate prospectively as needed.
The following table shows the activity within the liability account from the inception of the HCR Agreement through December 31, 2019:

December 31, 2019
(in thousands)
Liability related to sale of future royalties - beginning balance	$—
Proceeds from sale of future royalties	30,000
Debt discount and issuance costs	(2,382)
Non-cash royalty revenue	(555)
Non-cash interest expense recognized	2,563
Liability related to sale of future royalties - ending balance	$29,626
During the year ended December 31, 2019, we recognized non-cash royalty revenue of $0.6 million, and related non-cash interest expense of $2.6 million. As royalties are due to HCR by Verastem, the balance of the recognized liability may be effectively repaid over the life of the HCR Agreement. There are a number of factors that could materially affect the amount and timing of royalty payments from Verastem, none of which are within our control.
10. Commitments and Contingencies
We previously subleased 6,091 square feet of office space at 784 Memorial Drive, Cambridge, Massachusetts. The term of the lease commenced on September 1, 2017 and expired on August 31, 2019. From September 1, 2017 through August 31, 2018, the base rent of the lease was $19,796 per month. From September 1, 2018 until the expiration date, the base rent of the lease was $20,303 per month. In addition to the base rent, we were also responsible for our share of the operating expenses, utility costs and real estate taxes, in accordance with the terms of the lease.
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
Beginning August 1, 2019, or the Rent Commencement Date, the total base rent of the Lease is $47,961 per month and will increase by approximately 3% on each anniversary of the Rent Commencement Date until the Expiration Date. In addition to the base rent, we are also responsible for our share of the operating expenses, insurance, real estate taxes and certain capital costs, and we are responsible for utilities in our premises, all in accordance with the terms of the Lease. Pursuant to the terms of the Lease, we provided a security deposit in the form of a letter of credit in the initial amount of $300,000, which may be reduced to $150,000 over time in accordance with the terms of the Lease. The security deposit plus the associated bank fee of $15,000 is included on our consolidated balance sheet as restricted cash as of December 31, 2019. The Landlord has agreed to provide a lease incentive allowance of up to $0.6 million to fund certain improvements to be made by us to the Leased Premises. As of December 31, 2019, we have received $0.5 million of the lease incentive allowance.
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

December 31, 2019
Assets	(in thousands)
Operating lease right-of-use assets	$1,717
Liabilities
Accrued expenses and other current liabilities	$381
Operating lease liability	1,926
Total lease liabilities	$2,307
As of December 31, 2019, the weighted average term remaining on our leases is 4.5 years, and the weighted average discount rate is 10%.
Operating lease costs, including variable costs, of $0.8 million were incurred during the year ended December 31, 2019. Rent expense of approximately $0.2 million was incurred during the year ended December 31, 2018.
Cash paid for amounts included in the measurement of lease liabilities was $0.4 million during the year ended December 31, 2019. As of December 31, 2019, future minimum lease payments of our operating lease liabilities are as follows:

Operating Leases
(in thousands)
2020	$700
2021	660
2022	640
2023	658
2024	334
Total future minimum lease payments	2,992
Less: lease incentive allowance	(83)
Less: imputed interest	(602)
Total lease liability	$2,307
11. Collaborations

We have worldwide development and commercialization rights to IPI-549, subject to certain obligations to our licensor, Takeda Pharmaceutical Company Limited, or Takeda, as described in more detail below. Additionally, we are obligated to pay Mundipharma International Corporation Limited, or Mundipharma, and Purdue Pharmaceutical Products L.P., or Purdue, a 4% royalty in the aggregate on worldwide net sales of products that were previously subject to our strategic alliance with Mundipharma and Purdue that was terminated in 2012. Such products include IPI-549; duvelisib, the PI3K gamma,delta inhibitor we licensed to Verastem in 2016; and IPI-926, or patidegib, part of the hedgehog inhibitor program we licensed to PellePharm, Inc., or PellePharm, in 2013. We refer to such royalties as Trailing Mundipharma Royalties. After Mundipharma and Purdue have recovered approximately $260.0 million in royalty payments from all products that were previously subject to the strategic alliance, which represents the funding paid to us for research and development services performed by us under this strategic alliance, the Trailing Mundipharma Royalties will be reduced to a 1% royalty on net sales in the United States of such products.
Verastem
On October 29, 2016, we and Verastem, entered into a license agreement, which we and Verastem amended and restated on November 1, 2016, effective as of October 29, 2016. We refer to the amended and restated license agreement as the Verastem Agreement. Under the Verastem Agreement, we granted to Verastem an exclusive worldwide license for the research, development, commercialization, and manufacture of duvelisib and products containing duvelisib, which we refer to as the Licensed Products, in each case in oncology indications.
We assessed this arrangement in accordance with ASC 606 and concluded that at the date of contract inception this arrangement contained two performance obligations, consisting of the license and transition activities. We satisfied the license at contract inception and transition activities over the transition period which ended in December 2016.
On September 24, 2018, we earned a $22.0 million payment from Verastem upon the approval by the U.S. Food and Drug Administration of duvelisib for the treatment of adult patients with relapsed or refractory chronic lymphocytic leukemia or small lymphocytic lymphoma after at least two prior therapies, as well as adult patients with relapsed or refractory follicular lymphoma after at least two prior systemic therapies. We recorded the $22.0 million payment as revenue during the year ended December 31, 2018.
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
In addition to the foregoing, Verastem is obligated to pay us the Trailing Mundipharma Royalties related to duvelisib. We recognize total royalties received from Verastem as royalty revenue. We recognize amounts owed to Mundipharma and Purdue as royalty expense.
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

Duvelisib
Pursuant to the Takeda Agreement, prior to March 4, 2019, we were obligated to share equally with Takeda all revenue arising from certain qualifying transactions for duvelisib, including the Verastem Agreement, subject to certain exceptions including revenue we receive as reimbursement for duvelisib research and development expenses. By entry into a fourth amendment to the Takeda Agreement on March 4, 2019, or the Takeda Amendment, Takeda consented to the sale of the Purchased Assets to HCR and agreed to forego its rights to an equal share of the royalties due from Verastem during the period prior to the Reversion and agreed not to seek any payment from HCR with respect to the royalties owed to Takeda. In exchange, we paid Takeda $6.7 million representing 25% of the HCR Closing Date Payment, net of 25% of the expenses incurred by us in connection with the HCR Agreement. In addition, we agreed to pay Takeda 25% of the royalties that would have been payable to us by Verastem but for the consummation of the HCR Agreement, which we refer to as the Interim Obligation, and 25% of any Sales Milestone Payments received. During the year ended December 31, 2019, we recognized the $6.7 million payment and $0.1 million in Interim Obligation amounts owed to Takeda as royalty expense.
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
IPI-549
Pursuant to the Takeda Agreement, in October 2019 we achieved and paid Takeda a $2.0 million milestone payment associated with our MARIO-275 study, a global, randomized Phase 2 study designed to evaluate the effect of adding IPI-549 to nivolumab, also known as Opdivo®, in checkpoint-naïve advanced urothelial cancer patients whose cancer has progressed or recurred following treatment with platinum-based chemotherapy. We are further obligated to pay Takeda the remaining $3.0 million success-based development milestone and up to $165.0 million in remaining success-based regulatory and commercial milestones for one product candidate other than duvelisib that inhibits the PI3K pathway, which could be IPI-549.
Pursuant to the third amendment to the Takeda Agreement entered into on July 26, 2017, our obligations to pay royalties to Takeda with respect to worldwide net sales of products containing or comprised of a selective inhibitor of PI3K gamma, including but not limited to IPI-549, were terminated. In consideration for such termination, we concurrently executed a convertible promissory note. In March 2018, we prepaid such note with $4.0 million in cash and 1,134,689 shares of our common stock (representing approximately $2.3 million in shares of our common stock calculated using an average price of $2.028 per share), to Takeda’s designated subsidiary, Millennium Pharmaceuticals, Inc.
PellePharm
In June 2013, we entered into a license agreement with PellePharm, under which we granted PellePharm exclusive global development and commercialization rights to our hedgehog inhibitor program, including patidegib, a clinical-stage product candidate. We refer to our license agreement with PellePharm as the PellePharm Agreement and products covered by the PellePharm Agreement as Hedgehog Products. We assessed this arrangement in accordance with ASC 606 and concluded that at the date of contract inception there was only one performance obligation, consisting of the license, which was satisfied at contract inception.

Under the PellePharm Agreement, PellePharm is obligated to pay us up to $9.0 million in remaining regulatory and commercial-based milestone payments through the first commercial sale of a Hedgehog Product. PellePharm is also obligated to pay us up to $37.5 million in success-based milestone payments upon the achievement of certain annual net sales thresholds, as well as a share of certain revenue received by PellePharm in the event that PellePharm sublicenses its rights under the PellePharm Agreement. During the year ended December 31, 2019, we recognized $2.0 million in revenue related to a milestone payment for PellePharm’s initiation of a Phase 3 study investigating patidegib in patients with Gorlin Syndrome, a rare genetic disease that leads to the chronic formation of multiple basal cell carcinomas, as this milestone payment is variable consideration that became unconstrained following initiation of the study. The remaining milestones have not been recognized as they represent variable consideration that is constrained. In making this assessment, we considered numerous factors, including the fact that achievement of the milestones is outside our control and contingent upon the future success of clinical trials, PellePharm’s actions, and the receipt of regulatory approval. As the single performance obligation was previously satisfied, all clinical, regulatory and commercial-based milestones will be recognized as revenue in full in the period in which the constraint is removed. Any consideration related to sales-based milestones, including royalties, will be recognized when the related sales occur as these amounts have been determined to relate predominantly to the license granted to PellePharm and therefore are recognized at the later of when the performance obligation is satisfied, or the related sales occur.
PellePharm is also obligated to pay us tiered royalties on annual net sales of Hedgehog Products, which are subject to reduction after a certain aggregate funding threshold has been achieved. On January 8, 2020, we entered into the BVF Funding Agreement, as further described in Note 15, pursuant to which we sold our interest in all royalty payments based on worldwide annual net sales of patidegib, or the BVF Licensed Product, excluding Trailing Mundipharma Royalties related to patidegib.
12. Income Taxes
We recognized an income tax benefit of $0.1 million for the year ended December 31, 2019 as a result of reversing the sequestration adjustment related to the monetizing of our alternative minimum tax credit carryforwards as permitted by the Tax Cut and Jobs Act, or the Act, that was enacted on December 22, 2017. We did not have any income tax expense for the year ended December 31, 2018.
Our income tax expense for the years ended December 31, 2019 and 2018 differed from the expected U.S. federal statutory income tax expense as set forth below:

	Years Ended December 31,
	2019	2018
	(in thousands)
Expected federal tax benefit	$(9,893)	$(2,363)
Permanent differences	352	337
State taxes, net of the deferred federal benefit	(2,905)	(621)
Tax credit carryforwards	(738)	(450)
Adjustments to deferred tax assets and deferred tax liabilities	265	1,073
Other	8	(24)
Change in valuation allowance	12,857	2,048
Income tax expense (benefit)	$(54)	$—

The significant components of our deferred tax assets and liabilities are as follows:

	Years Ended December 31,
	2019	2018
	(in thousands)
Deferred tax assets (liabilities):
Net operating loss carryforwards	$145,024	$139,690
Tax credit carryforwards	41,730	40,977
Intangible assets	18,977	20,336
Accrued expenses	590	48
Stock-based compensation	5,661	5,698
Sale of future royalties	8,088	—
Other	(98)	366
Valuation allowance	(219,972)	(207,115)
Net deferred tax assets	$—	$—
We have recorded a valuation allowance against our deferred tax assets in each of the years ended December 31, 2019, and 2018 because we believe that it is more likely than not that these assets will not be realized. The valuation allowance increased by approximately $12.9 million during the year ended December 31, 2019 primarily as a result of the increase in our unbenefited net operating loss for the current period and the HCR Agreement which has created a deferred tax asset in the year due to the current inclusion of the royalty sale proceeds in taxable income for 2019. The valuation allowance increased by approximately $2.0 million during the year ended December 31, 2018 primarily as a result of the increase in our unbenefited net operating loss for the current period. This was reduced by the reduction in the intangible asset deferred tax asset resulting from amortization deductions in the current period.
Subject to the limitations described below, at December 31, 2019, we have cumulative net operating loss carryforwards of approximately $558.2 million and $439.8 million available to reduce federal and state taxable income, respectively. For federal purposes, the net operating loss carryforwards have begun to expire and will continue to expire through 2037 for losses incurred before January 1, 2018. Federal losses generated after December 31, 2017 do not expire. As of December 31, 2019, we have approximately $33.5 million of federal losses that do not expire. The state net operating loss carryforwards begin to expire in 2031 and continue to expire through 2039. In addition, we have cumulative federal and state tax credit carryforwards of $33.8 million and $10.0 million, respectively, available to reduce federal and state income taxes which expire through 2039 and 2034, respectively. Our net operating loss carryforwards and tax credit carryforwards are limited as a result of certain ownership changes, as defined under Sections 382 and 383 of the Internal Revenue Code. This limits the annual amount of these tax attributes that can be utilized to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on our value immediately prior to an ownership change. Subsequent ownership changes may affect the limitation in future years. The net operating losses and tax credit carryforwards that have and will expire unused in the future as a result of Section 382 and 383 limitations have been excluded from the amounts disclosed above. The latest Section 382 study was performed through December 31, 2018. Ownership changes after that date could further reduce the Company’s ability to utilize the net operating loss and other attribute carryforwards.
At December 31, 2019 and 2018, we had no unrecognized tax benefits. As of December 31, 2019 and 2018, we had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in our consolidated statements of operations. We will recognize interest and penalties related to uncertain tax positions in income tax expense. For all years through December 31, 2019, we generated research credits but have not conducted a study to document the qualified activities. This study may result in an adjustment to our research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against our research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.
We file U.S. federal and Massachusetts state income tax returns. The statute of limitations for assessment by the Internal Revenue Service, or IRS, and state tax authorities is closed for tax years prior to 2016, although carryforward attributes that were generated prior to tax year 2016 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period.

13. Stockholders’ Equity
Common Stock Sales Facility
On June 28, 2019, we entered into a Capital on Demand Sales Agreement with JonesTrading Institutional Services LLC, or JonesTrading, and on July 29, 2019 we amended and restated the sales agreement to add B. Riley FBR, Inc., or B. Riley FBR, as a party to the agreement. We refer to the amended and restated sales agreement as the ATM Sales Agreement. Pursuant to the ATM Sales Agreement we may offer and sell shares of our common stock having an aggregate offering price of up to $20.0 million from time to time through JonesTrading or B. Riley FBR, each acting as our sales agent. We have agreed to pay commissions to the sales agents for their services in acting as agents in the sale of our common stock in the amount of up to 3.0% of the gross proceeds from sales of our common stock pursuant to the ATM Sales Agreement. Sales of shares of our common stock under the ATM Sales Agreement may be made in sales deemed to be “at the market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. With our prior written approval, JonesTrading or B. Riley FBR may also sell the shares by any other method permitted by law, including in negotiated transactions. We, JonesTrading, or B. Riley FBR may suspend or terminate the offering of shares upon notice to the other party and subject to other conditions. During the year ended December 31, 2019, we did not sell any shares under the ATM Sales Agreement.
In May 2016, we entered into a controlled equity offering sales agreement, or Cantor Sales Agreement, with Cantor Fitzgerald & Co., or Cantor Fitzgerald, pursuant to which we could from time to time, at our option, offer and sell shares of our common stock having an aggregate offering price of up to $50.0 million through Cantor Fitzgerald, acting as our sales agent. Cantor Fitzgerald was entitled to a commission of 3.0% of the aggregate gross proceeds from sales of shares of our common stock under the Cantor Sales Agreement. Sales of shares of our common stock under the Cantor Sales Agreement could be made by any method permitted by law that is deemed to be “at the market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended, including sales made through the Nasdaq Global Select Market, on any other existing trading market for our common stock or to or through a market maker. We could also authorize Cantor Fitzgerald to sell shares in privately negotiated transactions. During the year ended December 31, 2019, we did not sell any shares under the Cantor Sales Agreement. During the year ended December 31, 2018, we issued and sold 4,461,893 shares of common stock at a weighted average price per share of $2.18 pursuant to the Cantor Sales Agreement for $9.3 million in net proceeds. The Cantor Sales Agreement was terminated in June 2019.
Warrants
On February 24, 2014, we entered into a facility agreement with affiliates of Deerfield Management Company, L.P., or Deerfield. In connection with the execution of the original facility agreement, we issued to Deerfield warrants to purchase an aggregate of 1,000,000 shares of common stock at an exercise price of $13.83 per share. The warrants have dividend rights to the same extent as if the warrants were exercised into shares of common stock. The warrants expire on the seventh anniversary of their issuance and contain certain limitations that prevent the holder from acquiring shares upon exercise of a warrant that would result in the number of shares beneficially owned by the holder exceeding 9.985% of the total number of shares of common stock then issued and outstanding. As of December 31, 2019, no warrants have been exercised.
14. Defined Contribution Benefit Plan
We sponsor a 401(k) retirement plan in which substantially all of our full-time employees are eligible to participate. Participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. During the years ended December 31, 2019 and 2018, we matched participants’ contributions up to 6% of the participant’s pre-tax salary. Our matching contributions for the years ended December 31, 2019 and 2018 were $0.2 million and $0.1 million, respectively.
15. Subsequent Events
Transaction with BVF Partners L.P. and Related Entities
Funding Agreement

On January 8, 2020, or the BVF Closing Date, we entered into a funding agreement, or the BVF Funding Agreement, with BVF and Royalty Security, LLC, a wholly owned subsidiary of BVF, or the Buyer. The BVF Funding Agreement provides for the acquisition by the Buyer of our interest in all royalty payments based on worldwide annual net sales of patidegib (such compound known as the BVF Licensed Product), excluding Trailing Mundipharma Royalties related to patidegib. We refer to all BVF Licensed Product royalties owed to us less Trailing Mundipharma Royalties as the Royalty or Royalties. Such Royalties are owed to us pursuant to the PellePharm Agreement by and between us and PellePharm. The Buyer and BVF are affiliates of Biotechnology Value Fund, L.P., which beneficially owns approximately 30% of our common stock.
Pursuant to the BVF Funding Agreement, we received $20.0 million, or the Upfront Purchase Price, less certain transaction expenses. We transferred to the Buyer (i) the Royalty, (ii) the PellePharm Agreement (subject to our rights to milestone payments and rights to equity in PellePharm under the PellePharm Agreement), and (iii) certain patent rights established in the BVF Funding Agreement, with (i), (ii), and (iii) together referred to as Transferred Assets. We preserved our rights under the PellePharm Agreement to receive potential regulatory, commercial, and success-based milestone payments.
In addition to the Upfront Purchase Price, we will also be entitled to receive a $5.0 million milestone payment, or Milestone Payment, from the Buyer if PellePharm’s ongoing Phase 3 clinical trial of patidegib topical gel in Gorlin’s Syndrome (i) has met its primary endpoint, or (ii) is positively concluded at the interim analysis.
Pursuant to the BVF Funding Agreement, we and Buyer executed and delivered an escrow agreement under which the parties established an escrow account, referred to as the Escrow Account, to be managed by an escrow agent chosen by mutual agreement of the parties, or the Escrow Agent. All amounts owed by PellePharm to us under the PellePharm Agreement are required to be deposited into the Escrow Account. Amounts paid into the Escrow Account by PellePharm that correspond to Royalties will be paid by the Escrow Agent to the Buyer. Amounts paid into the Escrow Account by PellePharm that do not correspond to Royalties, including Trailing Mundipharma Royalties and milestone amounts payable by PellePharm under the PellePharm Agreement, will be paid by the Escrow Agent to us. We will not be independently obligated for the Royalties owed to Buyer under the PellePharm Agreement and have no liability for non-payment of the Royalties under the PellePharm Agreement as a result of the insolvency, bankruptcy, inability to pay, or other credit event of PellePharm.
On January 27, 2020, the Company entered into a novation and amendment agreement, or the Novation and Amendment Agreement, with BVF, the Buyer, and Royalty Security Holdings, LLC, an entity wholly owned by the BVF-related entities that funded the initial advance under the Funding Agreement, or Holdco. The Novation and Amendment Agreement amended the Funding Agreement by substituting Holdco in the place of BVF under the Funding Agreement, with Holdco assuming all rights and obligations of BVF under, arising out of or in connection with the Funding Agreement and agreeing to be bound in all respects in place of BVF under the Funding Agreement. Pursuant to the Novation and Amendment Agreement, BVF, as the manager of Holdco, agreed to guarantee the payment and performance by Holdco of its obligations under the Funding Agreement.
Option to Repurchase Royalty Rights
Upon or after anytime at which our common stock achieves a 20-day volume-weighted average price on the Nasdaq Global Select Market equal to or greater than $5.00 per share (adjusted for any stock splits, reverse splits, or similar arrangements), or the Purchase Threshold, we have an option to purchase from Holdco 100% of the outstanding equity interests of the Buyer, or the Option. To exercise the Option, we must deliver to Holdco (a) notice (or the Option Notice, with the date on which delivery of the Option Notice is given, the Option Notice Date) of our election to do so prior to the earliest to occur of: (i) the occurrence of certain trigger events identified in the BVF Funding Agreement, including a material failure by us to perform certain covenants, a failure by us to cause the BVF Funding Agreement and related agreements to remain in full force and effect, a deficiency in any security interest purported to be created by the BVF Funding Agreement resulting from an act or omission by us, or another insolvency event of our company (upon the expiration of any applicable cure period) (each, a Trigger Event), (ii) the third anniversary of the BVF Closing Date, or (iii) the date immediately prior to a change of control of our company (together, the Option Expiration Date), and (b) within ten (10) business days after the Option Notice is deemed delivered to Holdco (the Repurchase Date), an amount equal to the Upfront Purchase Price plus the Milestone Payment, if and when paid to us, plus the Option Premium, defined below, less the aggregate amount of all Royalty payments received by Buyer as of the Option Exercise Date. The exercise of the Option may only occur if our common stock maintains a 20-day volume-weighted average price on Nasdaq of $5.00 per share (adjusted for any stock splits, reverse splits, or similar arrangements) on each trading day between the Option Notice Date and the Repurchase Date. Option Premium means an amount accruing daily on (x) the Upfront Purchase Price plus the Milestone Payment, if and when paid to us, as of such date of payment, less (y) the aggregate amount of all Royalty payments received by Buyer as of such day, at a rate of 10% per annum, compounded quarterly. For purposes of calculating the Option Premium, in the event of a Trigger Event, the rate of accrual following the occurrence of such Trigger Event shall be increased to 20% per annum.

Potential Future Warrants
The BVF Funding Agreement provides that, for so long as we have not exercised the Option, (a) if, during the 36-month period following the BVF Closing Date, we issue and sell in the aggregate more than 8,554,345 shares of our common stock (including options, warrants, convertible stock, convertible debt and other common-stock equivalents), known as the Warrant Threshold, and (b) any shares are issued in excess of the Warrant Threshold with consideration to us of less than $3.75 per share (as adjusted for any stock splits, reverse stock splits or other similar recapitalization events) (the Threshold Price), then we are obligated to issue to BVF warrants to purchase a number of shares of our common stock equal to 50% of the number of shares of our common stock issued and sold by us in excess of the Warrant Threshold below the Threshold Price, with any such Warrants having an exercise price equal to 1.5 times the price per share of such shares issued in excess of the Warrant Threshold. Pursuant to the Novation and Amendment Agreement, the form of such warrant was amended and restated to clarify that BVF may not exercise such warrant if the exercise price would be at a discount in accordance with applicable Nasdaq Stock Market rules, absent approval of the Company’s stockholders. To the extent that BVF seeks to exercise such a discounted warrant more than six months after the initial issuance and the Company is unable to deliver any portion of the underlying shares due to the limitations imposed by Nasdaq, then the Company must pay BVF an amount equal to the number of shares that cannot be delivered, calculated on a cashless exercise basis, multiplied by the fair market value of a share of the Company’s common stock, in each case, calculated in accordance with the terms of the warrant.
Certain issuances of our common stock are excluded from the calculation of the Warrant Threshold, including the grant, exercise, or vesting of options or awards granted pursuant to our stock incentive plans or stock purchase plans. Once the Warrant Threshold has been met, the requirement to issue warrants does not apply to certain issuances of our common stock, including the grant, exercise, or vesting of options or awards granted pursuant to our stock incentive plans or stock purchase plans and, subject to certain limitations, the issuance of shares of common stock in connection with a transaction with an unaffiliated third party that includes a debt financing or a bona fide commercial relationship or any acquisition of assets, merger with, or acquisition of another entity.
Servicing Requirements
We, on behalf of the Buyer, will perform certain servicing, management and administrative functions with respect to the Transferred Assets, subject to standards set forth in the BVF Funding Agreement. We may resign as servicer, and the Buyer may, under certain conditions, remove us as servicer and retain a replacement third-party servicer. We will be paid by the Buyer a servicing fee equal to $1,000 per year in arrears.
Additional Customary Terms
The BVF Funding Agreement contains other customary terms and conditions, including representations and warranties, conditions precedent, indemnities and covenants, including covenants that, among other things, require us to provide certain information to the Buyer with respect to the PellePharm Agreement and the BVF Licensed Product and to cooperate with the Buyer, at the Buyer’s expense, to take certain actions under the PellePharm Agreement and otherwise with respect to the BVF Licensed Product to protect the Buyer’s rights to receive the Royalty payments. These covenants are subject to a number of important exceptions and qualifications.
In addition to exercise of the Option, the BVF Funding Agreement may be terminated by mutual written agreement of us and the Buyer.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There have been no disagreements with our independent accountants on accounting and financial disclosure matters.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2019. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2019, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our management including our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework (2013). Based on its assessment, management believes that, as of December 31, 2019, our internal control over financial reporting is effective based on those criteria.
Our independent registered public accounting firm has issued an attestation report of our internal control over financial reporting. This report appears below.

(b) Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Infinity Pharmaceuticals, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Infinity Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Infinity Pharmaceuticals, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes and our report dated March 3, 2020 expressed an unqualified opinion thereon.
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
March 3, 2020
(c) Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART III

Item 10. Directors, Executive Officers and Corporate Governance
The sections titled “Proposal 1—Election of Directors,” “Board and Committee Meetings,” “Delinquent Section 16(a) Reports,” if applicable, and “Corporate Governance Guidelines; Code of Conduct and Ethics” appearing in the definitive proxy statement we will file in connection with our Annual Meeting of Stockholders to be held on June 17, 2020 are incorporated herein by reference. The information required by this item relating to executive officers may be found in Part I, Item 1 of this report under the heading “Business—Information about our Executive Officers.”
Item 11. Executive Compensation
The section titled “Compensation of Executive Officers” appearing in the definitive proxy statement we will file in connection with our Annual Meeting of Stockholders to be held on June 17, 2020 is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The sections titled “Stock Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” appearing in the definitive proxy statement we will file in connection with our Annual Meeting of Stockholders to be held on June 17, 2020 are incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The sections titled “Transactions with Related Persons,” “Policies and Procedures for Related Persons Transactions,” and “Determination of Independence” appearing in the definitive proxy statement we will file in connection with our Annual Meeting of Stockholders to be held on June 17, 2020 are incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The section titled “Audit Fees” appearing in the definitive proxy statement we will file in connection with our Annual Meeting of Stockholders to be held on June 17, 2020 is incorporated herein by reference.
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

(a)(3) Exhibits

		Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing date	Exhibit Number	Filed with this 10-K
3.1	Restated Certificate of Incorporation of the Registrant.	10-Q	8/9/2007	3.1
3.2	Amended and Restated Bylaws of the Registrant.	8-K	3/17/2009	3.1
4.1	Form of Common Stock Certificate.	10-K	3/14/2008	4.1
4.2	Description of Securities Registered Under Section 12 of the Exchange Act				X
Collaboration Agreements
10.1†	Amended and Restated Development and License Agreement, dated as of December 24, 2012, by and between the Registrant and Intellikine, LLC.	10-K	3/5/2013	10.4
10.2	Amendment to Amended and Restated Development and License Agreement, dated as of July 29, 2014, by and between Registrant and Intellikine LLC.	10-Q	11/10/2014	10.1
10.3	Amendment No. 2 to Amended and Restated Development and License Agreement, dated as of September 27, 2016, by and between Registrant and Intellikine LLC.	10-Q	11/9/2016	10.1
10.4	Amendment No. 3 to Amended and Restated Development and License Agreement, dated as of July 26, 2017, by and between the Registrant and Intellikine LLC.	10-Q	11/7/2017	10.1
10.5	Amendment No. 4 to Amended and Restated Development and License Agreement, dated as of March 4, 2019, by and between the Registrant and Intellikine LLC.	10-Q	5/7/2019	10.1
10.6	Convertible Promissory Note, dated as of July 26, 2017, by and between Registrant and Intellikine LLC.	10-Q	11/7/2017	10.2
10.7†	Amended and Restated License Agreement, dated as of November 1, 2016, by and between the Registrant and Verastem, Inc.	10-K	3/14/2017	10.4
10.8	Termination and Revised Relationship Agreement, dated as of July 17, 2012, between the Registrant and Mundipharma International Corporation Limited.	8-K	7/19/2012	10.2
10.9	Termination and Revised Relationship Agreement, dated as of July 17, 2012, between the Registrant and Purdue Pharmaceutical Products L.P.	8-K	7/19/2012	10.3
Financing Agreements
10.10	Form of Warrant to Purchase Common Stock of Infinity Pharmaceuticals, Inc., issued to the Deerfield Entities, together with a schedule of holders and amounts (issued February 24, 2014).	10-Q	5/6/2014	10.2
10.11	Purchase and Sale Agreement, dated as of March 5, 2019, between the Registrant and HealthCare Royalty Partners III, L.P.	10-Q	5/7/2019	10.2
10.12	Protective Rights Agreement, dated as of March 11, 2019, between the Registrant and HCR Collateral Managements, LLC.	10-Q	5/7/2019	10.3
10.13	Capital on Demand™ Sales Agreement, dated June 28, 2019, by and between Infinity Pharmaceuticals, Inc. and JonesTrading Institutional Services LLC.	8-K	6/28/2019	1.1
10.14	Amended and Restated Capital on Demand™ Sales Agreement, dated July 29, 2019, by and among Infinity Pharmaceuticals, Inc. and JonesTrading Institutional Services LLC and B. Riley FBR, Inc.	8-K	7/30/2019	1.1
10.15	Funding Agreement, dated January 8, 2020, by and among Infinity Pharmaceuticals, Inc., BVF Partners, L.P., and Royalty Security, LLC.				X
10.16	Novation and Amendment Agreement, dated January 27, 2020, by and among Infinity Pharmaceuticals, Inc., BVF Partners, L.P., Royalty Security, LLC, and Royalty Security Holdings, LLC				X
Leases
10.17	Lease Agreement, dated April 3, 2019, between Registrant and Sun Life Assurance Company of Canada.	10-Q	5/7/2019	10.4

		Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing date	Exhibit Number	Filed with this 10-K
Equity Plans
10.18*	2000 Stock Incentive Plan.	S-1	5/9/2000	10.59
10.19*	Amendment No. 1 to 2000 Stock Incentive Plan;Amendment No. 2 to 2000 Stock Incentive Plan;Amendment No. 3 to 2000 Stock Incentive Plan.	8-K	9/18/2006	10.32
10.20*	Amendment No. 4 to 2000 Stock Incentive Plan.	10-Q	8/9/2007	10.1
10.21*	Amendment No. 5 to 2000 Stock Incentive Plan.	S-8	5/23/2008	99.4
10.22*	Form of Incentive Stock Option Agreement under 2000 Stock Incentive Plan.	8-K	9/18/2006	10.33
10.23*	Form of Nonstatutory Stock Option Agreement under 2000 Stock Incentive Plan.	8-K	9/18/2006	10.34
10.24*	2010 Stock Incentive Plan.	8-K	5/28/2010	10.1
10.25*	Form of Incentive Stock Option Agreement under 2010 Stock Incentive Plan.	8-K	5/28/2010	10.2
10.26*	Form of Nonstatutory Stock Option Agreement under 2010 Stock Incentive Plan.	8-K	5/28/2010	10.3
10.27*	Form of Restricted Stock Agreement under 2010 Stock Incentive Plan	10-K	3/14/2017	10.23
10.28*	Form of Nonstatutory Stock Option Agreement for Inducement Grant Pursuant to Nasdaq Stock Market Rule 5635(c)(4)	10-K	3/14/2017	10.24
10.29*	Amendment No. 1 to 2010 Stock Incentive Plan.	8-K	12/14/2010	99.2
10.30*	Amendment No. 2 to 2010 Stock Incentive Plan.	8-K	5/18/2012	99.1
10.31*	Amendment No. 3 to 2010 Stock Incentive Plan.	8-K	6/13/2013	10.1
10.32*	Amendment No. 4 to 2010 Stock Incentive Plan.	8-K	6/13/2013	10.1
10.33*	Amendment No. 5 to 2010 Stock Incentive Plan.	8-K	6/16/2015	10.1
10.34*	Amendment No. 6 to 2010 Stock Incentive Plan.	10-Q	5/4/2016	10.1
10.35*‡	2013 Employee Stock Purchase Plan, as amended.				X
10.36*	2019 Equity Incentive Plan.	DEF14A	4/24/2019	A
10.37*	Form of Stock Option Agreement under 2019 Equity Incentive Plan.	10-Q	7/30/2019	10.3

		Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing date	Exhibit Number	Filed with this 10-K

Agreements With Executive Officers
10.38*	Offer Letter between the Registrant and Lawrence E. Bloch, M.D., J.D. dated May 15, 2012.	8-K	7/25/2012	10.1
10.39*	Offer Letter between IDI and Adelene Perkins dated as of February 6, 2002.	8-K	9/18/2006	10.11
10.40*	Amendment to Offer Letter between IDI and Adelene Perkins dated as of October 25, 2007.	8-K	10/30/2007	99.5
10.41*	Offer Letter between the Registrant and Seth A. Tasker, J.D. dated February 22, 2008	10-K	3/14/2017	10.34
10.42*	Employment Retention Incentive Package Letter Agreement between the Registrant and Seth Tasker, J.D. dated July 1, 2016	10-K	3/14/2017	10.35
10.43*	Offer Letter between the Registrant and Jeffery Kutok, M.D., Ph.D. dated October 26, 2010	10-K	3/14/2017	10.36
10.44*	Employment Retention Incentive Package Letter Agreement between the Registrant and Jeffery Kutok, M.D., Ph.D. dated July 1, 2016	10-K	3/14/2017	10.37
10.45*	Infinity Pharmaceuticals, Inc. Executive Severance Benefits Plan effective February 6, 2013.	8-K	2/12/2013	10.1
10.46*	Amendment No. 1, dated August 3, 2018, to Infinity Pharmaceuticals, Inc. Executive Severance Benefits Plan.	10-Q	11/5/2018	10.2
Subsidiaries
21.1	Subsidiaries of the Registrant. Filed herewith.				X
Consent
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. Filed herewith.				X
Certifications
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. Filed herewith.				X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. Filed herewith.				X
32.1	Statement of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.				X
32.2	Statement of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.				X
101
The following materials from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Comprehensive Loss, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders’ Equity, and (v) Notes to Consolidated Financial Statements. Filed herewithin.
					X

†	Confidential treatment has been requested and/or granted as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.
‡	Complete exhibit filed herewith, replacing the incomplete exhibit previously filed on July 30, 2019 in our Form 10-Q for the quarter ended June 30, 2019.
*	Indicates management contract or compensatory plan

Item 16. Form 10-K Summary
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFINITY PHARMACEUTICALS, INC.

Date: March 3, 2020	By:	/s/ ADELENE Q. PERKINS
Adelene Q. Perkins Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ADELENE Q. PERKINS Adelene Q. Perkins	Chief Executive Officer; Chair of the Board of Directors	March 3, 2020
(Principal Executive Officer)

/s/ LAWRENCE E. BLOCH, M.D., J.D. Lawrence E. Bloch, M.D., J.D.	President	March 3, 2020
(Principal Financial Officer, Principal Accounting Officer)

/s/ SAMUEL AGRESTA, M.D, M.P.H. Samuel Agresta, M.D., M.P.H	Director	March 3, 2020

/s/ DAVID BEIER, J.D. David Beier, J.D.	Director	March 2, 2020

/s/ JEFFREY BERKOWITZ, J.D. Jeffrey Berkowitz, J.D.	Director	March 3, 2020

/s/ ANTHONY B. EVNIN, PH.D. Anthony B. Evnin, Ph.D.	Director	February 26, 2020

/s/ MICHAEL G. KAUFFMAN, M.D., Ph.D. Michael G. Kauffman, M.D., Ph.D.	Director	March 3, 2020

/s/ NORMAN C. SELBY Norman C. Selby	Director	March 3, 2020

/s/ MICHAEL C. VENUTI, PH.D. Michael C. Venuti, Ph.D.	Director	March 3, 2020