Form 10-Q
period 2020-03-31
INFINITY PHARMACEUTICALS, INC.
filed 2020-05-11
CIK 1113148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
(617) 453-1000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	INFI	Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on May 6, 2020: 57,433,598

INFINITY PHARMACEUTICALS, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2020

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$30,485	$22,260
Available-for-sale securities	19,863	20,184
Prepaid expenses and other current assets	2,677	2,137
Total current assets	53,025	44,581
Property and equipment, net	2,071	2,186
Restricted cash	315	315
Operating lease right-of-use assets	1,661	1,717
Other assets	16	215
Total assets	$57,088	$49,014
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,361	$1,621
Accrued expenses and other current liabilities	7,102	8,077
Total current liabilities	8,463	9,698
Liability related to sale of future royalties, net, less current portion (note 9)	28,926	29,626
Liability related to sale of future royalties to a related party, net (note 10)	19,800	—
Operating lease liability, less current portion	1,808	1,926
Other liabilities	343	38
Total liabilities	59,340	41,288
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common Stock, $0.001 par value; 100,000,000 shares authorized; 57,433,598 and 57,077,550 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	57	57
Additional paid-in capital	734,290	733,486
Accumulated deficit	(736,715)	(725,829)
Accumulated other comprehensive income	116	12
Total stockholders’ equity (deficit)	(2,252)	7,726
Total liabilities and stockholders’ equity (deficit)	$57,088	$49,014
The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenues:
Collaboration revenue	$—	$2,000
Royalty revenue	428	142
Total revenues	428	2,142
Operating expenses:
Research and development	7,346	5,766
General and administrative	3,324	3,398
Royalty expense (note 12)	258	6,761
Total operating expenses	10,928	15,925
Loss from operations	(10,500)	(13,783)
Other income (expense):
Investment and other income	186	289
Interest expense (note 9)	(38)	(304)
Related party interest expense (note 10)	(534)	—
Total other expense	(386)	(15)
Loss before income taxes	(10,886)	(13,798)
Income taxes benefit	—	54
Net loss	$(10,886)	$(13,744)
Basic and diluted loss per common share:	$(0.19)	$(0.24)
Basic and diluted weighted average number of common shares outstanding:	57,343,608	56,924,914
Other comprehensive loss:
Net unrealized holding gains on available-for-sale securities arising during the period	104	7
Comprehensive loss	$(10,782)	$(13,737)
The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net loss	$(10,886)	$(13,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	120	10
Stock-based compensation	360	683
Non-cash royalty revenue	(226)	(76)
Non-cash interest expense	38	304
Non-cash related party interest expense	534	—
Other, net	(24)	(23)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(341)	(2,567)
Operating lease right-of-use assets	56	—
Accounts payable, accrued expenses and other liabilities	(1,275)	(262)
Operating lease liability	(133)	—
Net cash used in operating activities	(11,777)	(15,675)
Investing activities
Purchases of property and equipment	(18)	(33)
Purchases of available-for-sale securities	(19,732)	(12,579)
Proceeds from maturities of available-for-sale securities	20,180	5,000
Net cash provided by (used in) investing activities	430	(7,612)
Financing activities
Proceeds from sale of future royalties to a related party, net	19,572	—
Proceeds from sale of future royalties, net	—	27,618
Net cash provided by financing activities	19,572	27,618
Net increase in cash, cash equivalents and restricted cash	8,225	4,331
Cash, cash equivalents and restricted cash at beginning of period	22,575	48,616
Cash, cash equivalents and restricted cash at end of period	$30,800	$52,947

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$30,485	$52,947
Restricted cash	315	—
Total cash, cash equivalents and restricted cash	$30,800	$52,947

Supplemental schedule of noncash activities
Issuance of common stock for compensation	$444	$—
The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2019	57,077,550	$57	$733,486	$(725,829)	$12	$7,726
Stock-based compensation expense			360			360
Issuance of common stock, net	356,048		444			444
Unrealized gain on marketable securities					104	104
Net loss				(10,886)		(10,886)
Balance at March 31, 2020	57,433,598	$57	$734,290	$(736,715)	$116	$(2,252)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	56,907,096	$57	$731,178	$(678,772)	$(4)	$52,459
Stock-based compensation expense			683			683
Issuance of common stock, net	18,432					—
Unrealized gain on marketable securities					7	7
Net loss				(13,744)		(13,744)
Balance at March 31, 2019	56,925,528	$57	$731,861	$(692,516)	$3	$39,405
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
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020.
The information presented in the condensed consolidated financial statements and related footnotes at March 31, 2020, and for the three months ended March 31, 2020 and 2019, is unaudited, and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2019 have been derived from our audited financial statements. For further information, please refer to the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the U.S. Securities and Exchange Commission, or SEC, on March 3, 2020, which we refer to as our 2019 Annual Report on Form 10-K.
Liquidity
As of March 31, 2020, we had cash, cash equivalents and available-for-sale securities of $50.3 million. We have primarily incurred operating losses since inception and have relied on our ability to fund our operations through collaboration and license arrangements or other strategic arrangements, as well as through the sale of stock. We anticipate that we will need additional capital resources in order to have sufficient funds through key data readouts. We expect to continue to spend significant resources to fund the development and potential commercialization of IPI-549, an orally administered, clinical-stage, immuno-oncology product candidate that selectively inhibits the enzyme phosphoinositide-3 kinase gamma, or PI3K gamma, and to incur significant operating losses for the foreseeable future.
We believe that our existing cash, cash equivalents and available-for-sale securities at March 31, 2020 will be adequate to satisfy our forecasted operating needs for at least the next twelve months from the issuance date of these financial statements.
3. Significant Accounting Policies
Our significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in our 2019 Annual Report on Form 10-K.
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

	Three Months Ended March 31,
	2020	2019
Stock options	11,175,463	9,411,204
Warrants (excluded from treasury stock method)	1,000,000	1,000,000
4. Stock-Based Compensation
Total stock-based compensation expense related to all equity awards for the three months ended March 31, 2020 and 2019 was composed of the following:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Research and development	$80	$152
General and administrative	280	531
Total stock-based compensation expense	$360	$683
As of March 31, 2020, we had approximately $3.2 million of total unrecognized compensation cost related to unvested common stock options and awards under our Employee Stock Purchase Plan, which is expected to be recognized over a weighted-average period of 3.2 years.
Stock Options
During the three months ended March 31, 2020, we granted options to purchase 2,524,786 shares of our common stock at a weighted average fair value of $0.96 per share and a weighted average exercise price of $1.23 per share. During the three months ended March 31, 2019, we granted options to purchase 1,315,596 shares of our common stock at a weighted average fair value of $0.94 per share and a weighted average exercise price of $1.24 per share. For the three months ended March 31, 2020 and 2019, the fair values were estimated using the Black-Scholes valuation model using the following weighted-average assumptions:

	Three Months Ended March 31,
	2020	2019
Risk-free interest rate	1.6%	2.5%
Expected annual dividend yield	—	—
Expected stock price volatility	97.3%	106.3%
Expected term of options	6.0 years	4.5 years

5. Cash, Cash Equivalents and Available-for-Sale Securities
The following is a summary of cash, cash equivalents and available-for-sale securities:

	March 31, 2020
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$30,485	$—	$—	$30,485
Available-for-sale securities:
U.S. Treasury securities due in one year or less	9,023	75	—	9,098
U.S. government-sponsored enterprise obligations due in one year or less	10,724	41	—	10,765
Total available-for-sale securities	19,747	116	—	19,863
Total cash, cash equivalents and available-for-sale securities	$50,232	$116	$—	$50,348

	December 31, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$22,260	$—	$—	$22,260
Available-for-sale securities:
U.S. Treasury securities due in one year or less	8,244	4	—	8,248
U.S. government-sponsored enterprise obligations due in one year or less	11,928	8	—	11,936
Total available-for-sale securities	20,172	12	—	20,184
Total cash, cash equivalents and available-for-sale securities	$42,432	$12	$—	$42,444
We evaluated our securities for other-than-temporary impairments based on quantitative and qualitative factors. We did not hold any debt securities at March 31, 2020 that were in an unrealized loss position. As of March 31, 2020, we held no securities in foreign financial institutions.
We had no material realized gains or losses on our available-for-sale securities for the three months ended March 31, 2020 and 2019. There were no other-than-temporary impairments recognized for the three months ended March 31, 2020 and 2019.

6. Fair Value
The following table presents the assets carried at fair value measured on a recurring basis as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash and cash equivalents	$27,238	$3,247	$—
U.S. Treasury securities	—	9,098	—
U.S. government-sponsored enterprise obligations	—	10,765	—
Total assets	$27,238	$23,110	$—

Liabilities:
Warrant liability	$—	$—	$306
Total liabilities	$—	$—	$306

	December 31, 2019
	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash and cash equivalents	$20,860	$1,400	$—
U.S. Treasury securities	—	8,248	—
U.S. government-sponsored enterprise obligations	—	11,936	—
Total assets	$20,860	$21,584	$—
The fair value of the available-for-sale securities and cash and cash equivalents is based on the following inputs for both U.S. Treasury securities and U.S. government-sponsored enterprise obligations: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including TRACE® reported trades.
There have been no changes to our valuation methods of available-for-sale securities during the three months ended March 31, 2020. We had no available-for-sale securities that were classified as Level 3 at any point during the three months ended March 31, 2020 or during the year ended December 31, 2019.
Warrant liability relates to potential future warrants that may be issued. The fair value of the warrant liability on the date of the commitment and on each re-measurement date for those warrants classified as liabilities was estimated using the Monte Carlo simulation model, which involves a series of simulated future stock price paths over the remaining life of the commitment. The fair value is estimated by taking the average of the fair values under each of many Monte Carlo simulations. The fair value estimate is affected by our stock price, as well as estimated future financing needs, including timing and sources of the financing and subjective variables including expected stock price volatility over the remaining life of the commitment and risk-free interest rate. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The fair value of the warrant liability as of March 31, 2020 has been included in other liabilities on our condensed consolidated balance sheet. See Note 10 for further discussions of the accounting for the warrants.
The carrying amounts reflected in the condensed consolidated balance sheets for prepaid expenses and other current assets, other assets, accounts payable and accrued expenses approximate their fair value due to their short-term maturities.

7. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	March 31, 2020	December 31, 2019
	(in thousands)
Prepaid expenses	$2,030	$1,680
Other current assets	647	457
Total prepaid expenses and other current assets	$2,677	$2,137
8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	March 31, 2020	December 31, 2019
	(in thousands)
Accrued clinical and development	$4,433	$3,793
Accrued compensation and benefits	1,152	3,055
Liability related to sale of future royalties, net, current portion	512	—
Operating lease liability, current portion	365	381
Other	640	848
Total accrued expenses	$7,102	$8,077
9. Liability Related to Sale of Future Royalties
On October 29, 2016, we and Verastem Inc., or Verastem, entered into a license agreement, which we and Verastem amended and restated on November 1, 2016, effective as of October 29, 2016. We refer to the amended and restated license agreement as the Verastem Agreement. Under the Verastem Agreement, we granted to Verastem an exclusive worldwide license in oncology indications for the research, development, commercialization, and manufacture of duvelisib and products containing duvelisib, which we refer to as Licensed Products, in each case in oncology indications.
Verastem is obligated to pay us royalties on worldwide net sales of Licensed Products ranging from the mid-single digits to the high-single digits, a portion of which we are obligated to share with Takeda as described in Note 12.
On March 5, 2019, we and HealthCare Royalty Partners III, L.P., or HCR, entered into a purchase and sale agreement, or the HCR Agreement, providing for the acquisition by HCR of our interest in certain royalty payments, or the Purchased Assets, based on worldwide annual net sales of products containing duvelisib, or Copiktra®, an oral, dual inhibitor of PI3K delta and gamma, or the Licensed Product, pursuant to the Verastem Agreement. On March 11, 2019, which we refer to as the HCR Closing Date, we received $30.0 million, or the HCR Closing Date Payment, less certain transaction expenses. After sharing with Takeda in accordance with the Takeda Amendment, as defined in Note 12, we retained $22.5 million in gross proceeds, or approximately $20.9 million in net proceeds. We are entitled to receive a $5.0 million potential milestone payment based on the achievement of a certain pre-specified net sales level of the Licensed Product in the United States in the calendar year 2020. We refer to the milestone payment as the Sales Milestone Payment. The Sales Milestone Payment, if paid, together with the HCR Closing Date Payment are collectively referred to herein as the Investment Amount.
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
The following table shows the activity within the liability account for the three months ended March 31, 2020:

March 31, 2020
(in thousands)
Liability related to sale of future royalties - beginning balance	$29,626
Non-cash royalty revenue	(226)
Non-cash interest expense recognized	38
Liability related to sale of future royalties - ending balance	$29,438
Less: current portion	(512)
Liability related to sale of future royalties, net	$28,926
As royalties are due to HCR by Verastem, the balance of the recognized liability will be effectively repaid over the life of the HCR Agreement. There are a number of factors that could materially affect the amount and timing of royalty payments from Verastem, none of which are within our control.
10. Liability Related to Sale of Future Royalties — Related Party Transaction
Funding Agreement
On January 8, 2020, or the BVF Closing Date, we entered into a funding agreement, or the BVF Funding Agreement, with BVF and Royalty Security, LLC, a wholly owned subsidiary of BVF, or the Buyer. The BVF Funding Agreement provides for the acquisition by the Buyer of our interest in all royalty payments based on worldwide annual net sales of patidegib, or the BVF Licensed Product, excluding Trailing Mundipharma Royalties, as defined in Note 12, related to patidegib. We refer to all BVF Licensed Product royalties owed to us less Trailing Mundipharma Royalties as the Royalty or Royalties. Such Royalties are owed to us pursuant to the PellePharm Agreement, as defined in Note 12, by and between us and PellePharm Inc., or PellePharm. The Buyer and BVF are affiliates of Biotechnology Value Fund, L.P., which beneficially owns approximately 30% of our common stock.
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

In addition to the Upfront Purchase Price, we will also be entitled to receive a $5.0 million milestone payment, or Milestone Payment, from the Buyer based on PellePharm’s ongoing Phase 3 clinical trial of patidegib topical gel in Gorlin Syndrome.
On January 27, 2020, we entered into a novation and amendment agreement, or the Novation and Amendment Agreement, with BVF, the Buyer, and Royalty Security Holdings, LLC, an entity wholly owned by the BVF-related entities that funded the initial advance under the Funding Agreement, or Holdco. The Novation and Amendment Agreement amended the Funding Agreement by substituting Holdco in the place of BVF under the Funding Agreement, with Holdco assuming all rights and obligations of BVF under, arising out of or in connection with the Funding Agreement and agreeing to be bound in all respects in place of BVF under the Funding Agreement. Pursuant to the Novation and Amendment Agreement, BVF, as the manager of Holdco, agreed to guarantee the payment and performance by Holdco of its obligations under the Funding Agreement.
Option to Repurchase Royalty Rights
Upon or after anytime at which our common stock achieves a 20-day volume-weighted average price on Nasdaq equal to or greater than $5.00 per share (adjusted for any stock splits, reverse splits, or similar arrangements), or the Purchase Threshold, we have an option to purchase from Holdco 100% of the outstanding equity interests of the Buyer, or the Option. To exercise the Option, we must deliver to Holdco (a) notice (or the Option Notice, with the date on which delivery of the Option Notice is given, the Option Notice Date) of our election to do so prior to the earliest to occur of: (i) the occurrence of certain trigger events identified in the BVF Funding Agreement, including a material failure by us to perform certain covenants, a failure by us to cause the BVF Funding Agreement and related agreements to remain in full force and effect, a deficiency in any security interest purported to be created by the BVF Funding Agreement resulting from an act or omission by us, or another insolvency event of us (upon the expiration of any applicable cure period) (each, a Trigger Event), (ii) the third anniversary of the BVF Closing Date, or (iii) the date immediately prior to a change of control of us (together, the Option Expiration Date), and (b) within ten (10) business days after the Option Notice is deemed delivered to Holdco (the Repurchase Date), an amount equal to the Upfront Purchase Price plus the Milestone Payment, if and when paid to us, plus the Option Premium, defined below, less the aggregate amount of all Royalty payments received by Buyer as of the Option Exercise Date. The exercise of the Option may only occur if our common stock maintains a 20-day volume-weighted average price on Nasdaq of $5.00 per share (adjusted for any stock splits, reverse splits, or similar arrangements) on each trading day between the Option Notice Date and the Repurchase Date. Option Premium means an amount accruing daily on (x) the Upfront Purchase Price plus the Milestone Payment, if and when paid to us, as of such date of payment, less (y) the aggregate amount of all Royalty payments received by Buyer as of such day, at a rate of 10% per annum, compounded quarterly. For purposes of calculating the Option Premium, in the event of a Trigger Event, the rate of accrual following the occurrence of such Trigger Event shall be increased to 20% per annum.
Liability to Related Party
We recognized the proceeds received under the BVF Funding Agreement as a liability that will be amortized using the effective interest method over the life of the arrangement. We recorded the receipt of the $20.0 million Upfront Purchase Price as a liability, net of debt issuance costs of approximately $0.4 million and warrant liability of $0.3 million. We are not obligated to repay the proceeds received under the BVF Funding Agreement. In order to determine the amortization of the liability, we are required to estimate the total amount of potential future net royalty payments to be made by PellePharm to the Buyer over the term of the BVF Funding Agreement. The total estimated net royalties to be paid, less the net proceeds received, will be recorded as interest expense over the life of the liability. We estimated an effective annual interest rate of approximately 11% as of the BVF Closing Date. Interest and debt discount amortization expense is reflected as related party interest expense in our condensed consolidated statements of operations. We recognized $0.5 million of non-cash related party interest expense during the three months ended March 31, 2020. Over the course of the BVF Funding Agreement, the actual interest rate will be affected by the amount and timing of royalty revenue, if any, recognized and changes in forecasted royalty revenue. There are a number of factors that could materially affect the amount and timing of royalty payments from PellePharm, none of which are within our control. On a quarterly basis, we will reassess the effective interest rate and adjust the rate prospectively as needed.

Potential Future Warrants
The BVF Funding Agreement provides that, for so long as we have not exercised the Option, (a) if, during the 36-month period following the BVF Closing Date, we issue and sell in the aggregate more than 8,554,345 shares of our common stock (including options, warrants, convertible stock, convertible debt and other common-stock equivalents), known as the Warrant Threshold, and (b) any shares are issued in excess of the Warrant Threshold with consideration to us of less than $3.75 per share (as adjusted for any stock splits, reverse stock splits or other similar recapitalization events), or the Threshold Price, then we are obligated to issue to BVF warrants to purchase a number of shares of our common stock equal to 50% of the number of shares of our common stock issued and sold by us in excess of the Warrant Threshold below the Threshold Price, with any such Warrants having an exercise price equal to 1.5 times the price per share of such shares issued in excess of the Warrant Threshold. Pursuant to the Novation and Amendment Agreement, the form of such warrant was amended and restated to clarify that BVF may not exercise such warrant if the exercise price would be at a discount in accordance with applicable Nasdaq Stock Market rules, absent approval of our stockholders. To the extent that BVF seeks to exercise such a discounted warrant more than six months after the initial issuance and we is unable to deliver any portion of the underlying shares due to the limitations imposed by Nasdaq, then we must pay BVF an amount equal to the number of shares that cannot be delivered, calculated on a cashless exercise basis, multiplied by the fair market value of a share of our common stock, in each case, calculated in accordance with the terms of the warrant.
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
We determined that the commitment to issue warrants represents a freestanding financial instrument and accounted for it as a liability as of the BVF Closing Date. The fair value of the warrant liability was estimated using the Monte Carlo simulation model. The fair value of the warrant liability as of March 31, 2020 has been included in other liabilities on our condensed consolidated balance sheet. We will re-measure the warrant liability at each reporting date. Changes in fair value of the warrant liability is included in investment and other income on our condensed consolidated statement of operations and comprehensive loss. No warrants were issued as of March 31, 2020. See Note 6 for further discussions of the fair value of the warrants.
In addition to exercise of the Option, the BVF Funding Agreement may be terminated by mutual written agreement of us and the Buyer.
11. Commitments and Contingencies
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
Beginning August 1, 2019, or the Rent Commencement Date, the total base rent of the Lease will be $47,961 per month and will increase by approximately 3% on each anniversary of the Rent Commencement Date until the Expiration Date. In addition to the base rent, we are also responsible for our share of the operating expenses, insurance, real estate taxes and certain capital costs, and we are responsible for utilities in our premises, all in accordance with the terms of the Lease. Pursuant to the terms of the Lease, we provided a security deposit in the form of a letter of credit in the initial amount $300,000, which may be reduced to $150,000 over time in accordance with the terms of the Lease. The security deposit plus the associated bank fee of $15,000 is included on our condensed consolidated balance sheet as restricted cash as of March 31, 2020. The Landlord has agreed to provide a lease incentive allowance of up to $0.6 million to fund certain improvements to be made by us to the Leased Premises. As of March 31, 2020, we have received $0.5 million of the lease incentive allowance.
As of March 31, 2020, future minimum lease payments of our operating lease liabilities are approximately $2.8 million.

12. Strategic Agreements
We have worldwide development and commercialization rights to IPI-549, subject to certain obligations to our licensor, Takeda Pharmaceutical Company Limited, or Takeda, as described in more detail below. Additionally, we are obligated to pay Mundipharma International Corporation Limited, or Mundipharma, and Purdue Pharmaceutical Products L.P., or Purdue, a 4% royalty in the aggregate on worldwide net sales of products that were previously subject to our strategic alliance with Mundipharma and Purdue that was terminated in 2012. Such products include IPI-549; duvelisib, the PI3K gamma,delta inhibitor we licensed to Verastem, in 2016; and IPI-926, or patidegib, part of the hedgehog inhibitor program we licensed to PellePharm in 2013. We refer to such royalties as Trailing Mundipharma Royalties. After Mundipharma and Purdue have recovered approximately $260.0 million in royalty payments from all products that were previously subject to the strategic alliance, which represents the funding paid to us for research and development services performed by us under this strategic alliance, the Trailing Mundipharma Royalties will be reduced to a 1% royalty on net sales in the United States of such products.
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
Under the PellePharm Agreement, PellePharm is obligated to pay us up to $9.0 million in remaining regulatory and commercial-based milestone payments through the first commercial sale of a Hedgehog Product. PellePharm is also obligated to pay us up to $37.5 million in success-based milestone payments upon the achievement of certain annual net sales thresholds, as well as a share of certain revenue received by PellePharm in the event that PellePharm sublicenses its rights under the PellePharm Agreement and tiered royalties on annual net sales of Hedgehog Products subject to specified conditions. During the three months ended March 31, 2019, we recognized $2.0 million in revenue related to a milestone payment for PellePharm’s initiation of a Phase 3 study investigating patidegib in patients with Gorlin Syndrome, a rare genetic disease that leads to the chronic formation of multiple basal cell carcinomas, as this milestone payment is variable consideration that became unconstrained following initiation of the study. The remaining milestones have not been recognized as they represent variable consideration that is constrained. In making this assessment, we considered numerous factors, including the fact that achievement of the milestones is outside of our control and contingent upon the future success of clinical trials, PellePharm’s actions, and the receipt of regulatory approval. As the single performance obligation was previously satisfied, all regulatory and commercial-based milestones will be recognized as revenue in full in the period in which the constraint is removed. Any consideration related to sales-based milestone payments, including royalties, will be recognized when the related sales occur as these amounts have been determined to relate predominantly to the license granted to PellePharm and therefore are recognized at the later of when the performance obligation is satisfied or the related sales occur.
PellePharm is also obligated to pay us tiered royalties on annual net sales of Hedgehog Products, which are subject to reduction after a certain aggregate funding threshold has been achieved. On January 8, 2020, we entered into the BVF Funding Agreement, as further described in Note 10, pursuant to which we sold our interest in all royalty payments based on worldwide annual net sales of patidegib, or the BVF Licensed Product, excluding Trailing Mundipharma Royalties related to patidegib.
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

Duvelisib
Pursuant to the Takeda Agreement, prior to March 4, 2019, we were obligated to share equally with Takeda all revenue arising from certain qualifying transactions for duvelisib, including the Verastem Agreement, subject to certain exceptions including revenue we receive as reimbursement for duvelisib research and development expenses. By entry into a fourth amendment on March 4, 2019, or the Takeda Amendment, Takeda consented to the sale of the Purchased Assets to HCR and agreed to forego its rights to an equal share of the royalties due from Verastem during the period prior to the Reversion, and has agreed not to seek any payment from HCR with respect to the royalties owed to Takeda. In exchange, we paid Takeda $6.7 million representing 25% of the HCR Closing Date Payment, net of 25% of the expenses incurred by us in connection with the HCR Agreement. In addition, we agreed to pay Takeda 25% of the royalties that would have been payable to us by Verastem but for the consummation of the HCR Agreement, which we refer to as the Interim Obligation, and 25% of any Sales Milestone Payments received. During the three months ended March 31, 2020, we recognized $0.1 million in Interim Obligation amounts owed to Takeda as royalty expense. During the three months ended March 31, 2019, we recognized the $6.7 million payment and any Interim Obligation amounts owed to Takeda as royalty expense.
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
IPI-549
Pursuant to the Takeda Agreement, in October 2019 we paid Takeda a $2.0 million milestone payment associated with our MARIO-275 study, a global, randomized Phase 2 study designed to evaluate the effect of adding IPI-549 to nivolumab, also known as Opdivo®, in checkpoint-naïve advanced urothelial cancer patients whose cancer has progressed or recurred following treatment with platinum-based chemotherapy. We are further obligated to pay Takeda up to $3.0 million in remaining success-based development milestone payments and up to $165.0 million in remaining regulatory and commercial-based milestone payments for one product candidate other than duvelisib, which could be IPI-549.
13. Stockholders’ Equity
On June 28, 2019, we entered into a Capital on Demand Sales Agreement with JonesTrading Institutional Services LLC, or JonesTrading, and on July 29, 2019 we amended and restated the sales agreement to add B. Riley FBR, Inc., or B. Riley FBR, as a party to the agreement. We refer to the amended and restated sales agreement as the ATM Sales Agreement. Pursuant to the ATM Sales Agreement we may offer and sell shares of our common stock having an aggregate offering price of up to $20.0 million from time to time through JonesTrading or B. Riley FBR, each acting as our sales agent. We have agreed to pay commissions to the sales agents for their services in acting as agents in the sale of our common stock in the amount of up to 3.0% of the gross proceeds from sales of our common stock pursuant to the ATM Sales Agreement. Sales of shares of our common stock under the ATM Sales Agreement may be made in sales deemed to be “at the market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. With our prior written approval, JonesTrading or B. Riley FBR may also sell the shares by any other method permitted by law, including in negotiated transactions. We, JonesTrading, or B. Riley FBR may suspend or terminate the offering of shares upon notice to the other party and subject to other conditions. During the three months ended March 31, 2020, we did not sell any shares under the ATM Sales Agreement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. Some of the information contained in this discussion and analysis and set forth elsewhere in this report, including information with respect to our plans and strategy for our business, the possible achievement of development goals and milestones, our future development efforts, our collaborations, and our future operating results and financial position, includes forward-looking statements that involve risks and uncertainties. We often use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “seek,” “target,” “goal,” “potential,” “will,” “would,” “could,” “should,” “continue,” and other words and terms of similar meaning to help identify forward-looking statements, although not all forward-looking statements contain these identifying words. You can also identify these forward-looking statements by the fact that they do not relate strictly to historical or current facts. There are a number of important risks and uncertainties that could cause actual results or events to differ materially from those indicated by forward-looking statements made herein. These risks and uncertainties include those inherent in pharmaceutical research and development, such as adverse results in our drug discovery and clinical development activities, decisions made by the U.S. Food and Drug Administration, or FDA, and other regulatory authorities with respect to the development and commercialization of our product candidates, our ability to obtain, maintain and enforce intellectual property rights for our product candidates, our dependence on our alliance partners, competition, our ability to obtain any necessary financing to conduct our planned activities, our ability to implement our strategic plans, our ability to achieve cost-savings benefits from our restructuring and other risk factors described herein. These risks also include the direct and indirect impact of COVID-19 on our business and operations, including expenses, supply chain, manufacturing, research and development costs, clinical trials, the period in which we expect to have cash to fund our clinical trials, and employees. We have included, and you should review, important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the section titled “Risk Factors” in Part II, Item 1A that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this report. Unless required by law, we do not undertake any obligation to update any forward-looking statements.
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
In December 2019, a novel strain of coronavirus surfaced in China causing the respiratory disease COVID-19. This disease has spread worldwide and was deemed a “pandemic” by the World Health Organization on March 11, 2020. The governor of Massachusetts, where our offices are located, issued a “stay-at-home order” effective March 24, 2020, requiring all “non-essential” businesses to close their physical workplaces and facilities and encouraging individuals to stay in their homes as much as possible in the coming weeks. Similar restrictions have been recommended by governments throughout the world. We discuss the impact of the pandemic on our operations in the section entitled “Business Update Regarding COVID-19,” below.
Clinical Development Program
We are conducting the following clinical trials investigating IPI-549 in solid tumors:
MARIO-275 (MAcrophage Reprogramming in Immuno-Oncology)
MARIO-275 is our global, randomized, controlled Phase 2 study designed to evaluate the effect of adding IPI-549 to nivolumab, also known as Opdivo®, in approximately 160 checkpoint-naïve advanced urothelial cancer, or UC, patients whose cancer has progressed or recurred following treatment with platinum-based chemotherapy. Nivolumab is an immune checkpoint inhibitor therapy commercialized by Bristol-Myers Squibb Company, or BMS, that targets programmed death receptor 1, or PD-1, a checkpoint protein that helps regulate the body’s immune system. Based on a retrospective analysis of exploratory biomarker data from BMS’s approval study, CheckMate-275, UC patients with high baseline levels of myeloid-derived suppressor cells, or MDSCs, had a shorter overall survival when treated with nivolumab as a single agent. Data from our ongoing Phase 1/1b study MARIO-1, described below, have demonstrated that treatment with the combination of IPI-549 and nivolumab is associated with a reduction in blood MDSC levels. We believe that adding IPI-549 to nivolumab can potentially improve outcomes for patients with advanced urothelial cancer. We entered into a clinical supply agreement in November 2018 with BMS under which BMS has agreed to supply nivolumab for our use in MARIO-275. On March 25, 2020, we announced that we received Fast Track Designation from the U.S. Food and Drug Administration for IPI-549 in combination with nivolumab for the treatment of advanced urothelial cancer.
On May 11, 2020, we announced that the MARIO-275 Independent Data Monitoring Committee, or IDMC, held its first scheduled meeting to review safety data on the initial 42 patients treated in the study. Liver enzyme elevations of Grade 3 or higher were seen in seven of 42 patients: five with Grade 3 and two with Grade 4, one of which is newly observed and has not yet been reviewed by the IDMC. Liver enzyme elevations from the six patients reviewed by the IDMC were reversible and have resolved without sequela. Of 17 patients evaluable for efficacy, objective responses have been observed in patients with Grade 3 and above liver enzyme elevations as well as in patients without these elevations. We are continuing to review this data with the IDMC and plan to continue the treatment of patients now on study with modifications, including additional patient monitoring and a dose reduction. In parallel, we are voluntarily pausing enrollment in MARIO-275 and amending the protocol in order to ensure patient safety while evaluating the potential benefit of IPI-549 plus nivolumab.
MARIO-3

We are currently enrolling patients in MARIO-3, a multi-arm Phase 2 study designed to evaluate IPI-549 in the front-line setting for triple negative breast cancer, or TNBC, and front-line renal cell carcinoma, or RCC. One cohort of the study is evaluating IPI-549 in combination with atezolizumab, also known as Tecentriq®, and nab-paclitaxel, also known as Abraxane®, in 60 patients with front-line TNBC. The second cohort is evaluating IPI-549 in combination with atezolizumab and bevacizumab, also known as Avastin®, in 30 patients with front-line RCC. MARIO-3 is intended to evaluate whether IPI-549 can improve upon the response rates of these approved combination therapies in patients with unmet needs. We entered into a clinical supply agreement with F. Hoffmann-La Roche Ltd., or Roche, in March 2019 under which Roche has agreed to supply atezolizumab for our use in MARIO-3. The TNBC cohort of MARIO-3 is experiencing initial enrollment and site initiation delays, independent of a COVID-19 impact, which we are evaluating while working closely with our CRO and investigators.
MARIO-1
Enrollment is complete in MARIO-1, our Phase 1/1b clinical study designed to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics, and activity for IPI-549 — both as a monotherapy and in combination with nivolumab — in 219 patients with advanced solid tumors. The combination therapy expansion cohorts, described in the table below, are designed to evaluate patients dosed at 40 mg once daily, or QD, of IPI-549 in combination with the standard regimen of nivolumab.

MARIO-1 Cohorts	Inclusion/Exclusion Criteria
Non-small cell lung cancer (NSCLC) Melanoma Head and neck cancer	Patients showed initial resistance, or initially responded to but subsequently developed resistance, to immune checkpoint blockade therapy
TNBC	Patients naive to treatment with PD-1/PD-L1 therapy
Mesothelioma Adrenocortical carcinoma (ACC)	Patients previously received at least first-line treatment
High baseline blood levels of MDSCs	Varied based on indication
Additional data from MARIO-1 are expected in 2020 to the extent that they inform potential future IPI-549 development paths. We reported data from the combination expansion cohorts of the MARIO-1 study in a late-breaking poster presentation at the 33rd Annual Meeting of the Society for Immunotherapy of Cancer on November 10, 2018. Among the 44 patients evaluable for activity as of the October 14, 2018 data-cutoff date, 15 patients showed a best response of stable disease or better, including one partial response in an advanced melanoma patient who had progressed on immediate prior nivolumab therapy. Among the 82 patients evaluable for safety, the majority of side effects reported were Grade 1 or Grade 2, with three (4%) patients discontinuing the study due to treatment-related toxicities. The most common Grade 3+ adverse events were rash (n=6, 7%) and increased liver enzymes AST (n=7, 9%) and ALT (n=5, 6%). There were no treatment-related deaths.
Safety data from the dose-escalation portion of MARIO-1, presented at the 2018 annual meeting of the American Society of Clinical Oncology, or ASCO 2018, demonstrated that IPI-549 combined with nivolumab was well tolerated at all doses tested, up to the recommended combination therapy expansion dose of IPI-549 at 40 mg QD plus the standard regimen of nivolumab. No maximum tolerated dose was determined, and there were no treatment-related deaths. The pharmacokinetic/pharmacodynamic profile of IPI-549 up to the recommended combination expansion dose of 40 mg QD was unaffected by nivolumab co-administration, and IPI-549 in combination with nivolumab reduced immune suppression and increased immune activation, as indicated by analyses of peripheral blood. At ASCO 2018, we also presented updated clinical and translational data from the fully enrolled monotherapy expansion portion of MARIO-1 that demonstrated that IPI-549 as a monotherapy continued to be well tolerated at all doses studied up to the recommended dose for monotherapy expansion of 60 mg QD, and that IPI-549 as a monotherapy reduced immune suppression and increased immune activation, as indicated by analyses of peripheral blood and paired tumor biopsies.
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
Business Update Regarding COVID-19
The following guidance regarding the impact of the COVID-19 pandemic on our business operations is highly uncertain and subject to change. We cannot know with certainty what the ultimate impact of the pandemic will be.
Clinical Development Operations
We are continuing to evaluate early enrollment trends in our studies as well as the impact of COVID-19 on our clinical programs. Patients enrolled on MARIO-275, MARIO-3 and MARIO-1 have continued treatment and study visits with limited disruption to date, and we are working closely with trial sites to support the continued treatment of patients in compliance with study protocols. The pandemic is impacting new patient enrollment and site initiation across our clinical programs. New patient screening and enrollment and new site initiation are being assessed on a case-by-case basis and are ongoing in MARIO-3. There are no anticipated disruptions to drug supply.
Business Operations
As a result of the delays in enrollment in our MARIO-3 and MARIO-275 clinical trials, we anticipate that our existing financial resources will not be sufficient to fully fund us through key data readouts on all of our IPI-549 trials and that we will need to seek additional capital resources in order to fund our operations through key data readouts. The safety and well-being of our employees remains a top priority, and we are working to mitigate risk while minimizing disruptions through our work-from-home policy. We are well suited to operate remotely as a clinically focused company.

Alliances, Collaborations, and Other Arrangements
We have primarily incurred operating losses since inception and will continue to fund our operations through collaboration and license arrangements or other strategic arrangements, as well as through the sale of securities or incurring debt, until such time as we are able to generate significant revenue from product sales. Such arrangements have provided access to breakthrough science, significant research and development support and funding, supply of clinical trial materials, and innovative drug development programs, all intended to help us realize the full potential of our product pipeline.
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
PellePharm and BVF Financing
In June 2013, we entered into a license agreement with PellePharm, Inc., or PellePharm, under which we granted PellePharm exclusive global development and commercialization rights to our hedgehog inhibitor program, including IPI-926, or patidegib, a clinical-stage product candidate. We refer to our license agreement with PellePharm as the PellePharm Agreement and products covered by the PellePharm Agreement as Hedgehog Products. In November 2018, PellePharm announced that it had entered into a development and commercialization collaboration with LEO Pharma under which LEO Pharma A/S, or LEO Pharma, provided research and development funding and received an option to acquire all shares in PellePharm.
In January 2020, we entered into a funding agreement, or the BVF Funding Agreement, with BVF Partners, L.P., which we refer to as BVF, and Royalty Security, LLC, a wholly owned subsidiary of BVF, which we refer to as the Buyer. Under the BVF Funding Agreement, we received a one-time payment of $20.0 million, less certain transaction expenses, and in exchange we assigned the PellePharm Agreement to the Buyer together with our interest in certain royalty payments due to us under the PellePharm Agreement (as described in more detail below). We have agreed to perform certain servicing, management and administrative functions on behalf of Buyer with respect to the PellePharm Agreement.
We have retained our rights under the PellePharm Agreement to receive up to $9.0 million in remaining regulatory and commercial-based milestone payments through the first commercial sale of a Hedgehog Product. We earned a $2.0 million milestone payment for PellePharm’s initiation of a Phase 3 study of a Hedgehog Product that fully enrolled in 2019. PellePharm is also obligated to pay us up to $37.5 million in success-based milestone payments upon the achievement of certain annual net sales thresholds, as well as a share of certain revenue received by PellePharm in the event that PellePharm sublicenses its rights under the PellePharm Agreement. Additionally, under the BVF Funding Agreement, we are eligible to receive a $5.0 million milestone payment from the Buyer based on the outcome of PellePharm’s ongoing Phase 3 clinical trial of patidegib topical gel in Gorlin’s syndrome.
PellePharm is obligated to pay the Buyer tiered royalties on annual net sales of patidegib, or the BVF Licensed Product, excluding a portion of the royalties that remain payable to us to satisfy our obligation to third parties.
PellePharm’s royalty obligations are subject to reduction after a certain aggregate funding threshold has been achieved and expire on a country-by-country and Hedgehog Product-by-Hedgehog Product basis. The PellePharm Agreement expires upon the expiration of the last royalty obligation owed by PellePharm, at which time the license to Hedgehog Products and licenses to our know-how as described in the PellePharm Agreement become fully-paid-up and non-royalty-bearing licenses. PellePharm has the right to terminate the PellePharm Agreement upon at least 180 days’ prior written notice to us at any time, and the Buyer has the right to terminate the PellePharm Agreement if PellePharm puts forth or actively assists a patent challenge related to our Hedgehog Product patent rights. Either party may terminate the PellePharm Agreement if the other party materially breaches or defaults in the performance of its obligations. Upon termination by either party, all rights and licenses granted by us to PellePharm under the PellePharm Agreement terminate and PellePharm shall, to the extent applicable, transfer and assign to Buyer all rights, title, and interest in and to the trademark(s) used for Hedgehog Products in the territory covered under the PellePharm Agreement.

For a further description of our strategic alliances, collaborations, and other arrangements with BVF, PellePharm, Takeda, Verastem, and others, see Note 9, Note 10, and Note 12 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and our prior disclosure included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the U.S. Securities and Exchange Commission, or SEC, on March 3, 2020, which we refer to as our 2019 Annual Report on Form 10-K.
To date, substantially all of our resources have been devoted to clinical development, conducting preclinical and translational research, organizing and staffing our company, and otherwise raising capital and business planning. We expect to continue to spend significant resources to fund the development and potential commercialization of IPI-549 and will continue to incur significant operating losses for the foreseeable future. If we are unable to raise capital or enter into a collaboration or license arrangement on terms that ensure adequate funding on terms favorable to us, we may have to delay, reduce or discontinue the development or commercialization of IPI-549.
Due to the risks and uncertainties inherent in pharmaceutical product development and commercialization, as described in this Quarterly Report on Form 10-Q, including the section entitled “Risk Factors” in Part II, Item 1A, we are unable to predict future expenses and future profitability. We may fail to obtain marketing approval for IPI-549 or to successfully commercialize IPI-549. If we are unable to create sustained profitability, we may be forced to reduce, delay, or terminate our operations.
Financial Overview
Revenue
To date, all of our revenue has been generated under strategic agreements, including payments to us of upfront license fees, funding or reimbursement of research and development efforts, milestone payments upon achievement of specified objectives, and royalties on product sales.
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
Royalty Expense
Royalty expense represents expense associated with amounts owed to third parties as a result of royalty revenue recognized and the amounts owed by us to Takeda in relation to the sale of future royalties.
Other Income and Expense
Other income and expense typically consist of interest earned on cash, cash equivalents and available-for-sale securities, and non-cash interest expense.
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
There have been no material changes to our critical accounting policies during the three months ended March 31, 2020. Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2019 Annual Report on Form 10-K for a discussion of our critical accounting policies and significant judgments and estimates.
Results of Operations
The following table summarizes our results of operations for each of the three months ended March 31, 2020 and 2019, together with the change in these items in dollars and as a percentage:

	Three Months Ended March 31,		$ Change	% Change
	2020	2019
	(in thousands)
Collaboration revenue	$—	$2,000	$(2,000)	(100)%
Royalty revenue	428	142	286	201%
Research and development expense	7,346	5,766	1,580	27%
General and administrative expense	3,324	3,398	(74)	(2)%
Royalty expense	258	6,761	(6,503)	(96)%
Investment and other income	186	289	(103)	(36)%
Interest expense	(38)	(304)	266	(88)%
Related party interest expense	(534)	—	(534)	—%
Income taxes benefit	—	54	(54)	(100)%
Revenue
Collaboration revenue for the three months ended March 31, 2019 consisted of $2.0 million of revenue related to the milestone from PellePharm for the initiation of a Phase 3 study investigating patidegib in patients with Gorlin Syndrome.

Royalty revenue consisted of approximately $0.4 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively, related to royalties from Verastem on net sales of duvelisib. A portion of royalties received from Verastem is owed to Mundipharma International Corporation Limited, or Mundipharma, and Purdue Pharmaceutical Products L.P., or Purdue. We refer to such portion as the Trailing Mundipharma Royalties (see Note 12 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). We and HealthCare Royalty Partners III, L.P., or HCR, entered into a purchase and sale agreement in March 2019, or the HCR Agreement. Pursuant to the HCR Agreement, HCR acquired our interest in royalties received from Verastem on net sales of duvelisib, less the Trailing Mundipharma Royalties (see Note 9 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
Research and Development Expense
Research and development expense increased for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 primarily due to an increase in clinical and development expenses for IPI-549 of $1.7 million.
We began to track and accumulate expenses by major program starting on January 1, 2006. These expenses primarily relate to payroll and related expenses for personnel working on our programs, process development and manufacturing, preclinical toxicology studies, clinical trial costs and allocated costs of facilities. During the three months ended March 31, 2020 and 2019, we estimate that we incurred $7.3 million and $5.8 million, respectively, on IPI-549. From January 1, 2006 through March 31, 2020, we estimate that we incurred $664.0 million on our PI3K inhibitor program, including IPI-549 and duvelisib.
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
Because of the risks inherent in drug development, we cannot reasonably estimate or know:
•the nature, timing and estimated costs of the efforts necessary to complete the development of our programs;
•the completion dates of these programs; or

•	the period in which material net cash inflows are expected to commence, if at all, from the programs described above and any potential future product candidates.
There is significant uncertainty regarding our ability to successfully develop any product candidates. These risks include the uncertainty of:

•	the scope, rate of progress and cost of our clinical trials that we are currently conducting or may commence in the future;

•	clinical trial results;

•	the cost of establishing clinical supplies of any product candidates;

•	the cost and availability of comparator and combination drugs;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights relating to our programs under development;

•	the terms and timing of any collaborations, licensing and other arrangements that we have or may establish in the future relating to our programs under development;

•	the cost and timing of regulatory approvals;

•	the effect of competing technological and market developments; and

•	the impact of the COVID-19 pandemic (see “Business Update Regarding COVID-19”).
General and Administrative Expense
General and administrative expense is comparable for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.
Royalty Expense

Royalty expense for the three months ended March 31, 2020 and 2019 included the Trailing Mundipharma Royalties of $0.2 million and $0.1 million, respectively. Royalty expense decreased for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 primarily due to the $6.7 million paid to Takeda in March 2019 in relation to the upfront proceeds received under the HCR Agreement (see Note 12 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
Investment and Other Income
Investment and other income decreased for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 primarily as a result of lower average cash and investment balances.
Interest Expense
Interest expense for the three months ended March 31, 2020 and 2019 was due to non-cash interest expense related to the sale of future royalties in relation to the HCR Agreement, which we recognized as a liability that is being amortized using the effective interest method over the life of the arrangement.
Related Party Interest Expense
Related party interest expense for the three months ended March 31, 2020 was due to non-cash interest expense related to the sale of future royalties in relation to the BVF Funding Agreement, which we recognized as a liability that is being amortized using the effective interest method over the life of the arrangement (see Note 10 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
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
The following table summarizes the components of our financial condition:

	March 31, 2020	December 31, 2019
	(in thousands)
Cash, cash equivalents and available-for-sale securities	$50,348	$42,444
Working capital	44,562	34,883

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Cash provided by (used in):
Operating activities	$(11,777)	$(15,675)
Investing activities	430	(7,612)
Financing activities	19,572	27,618
Cash Flows
For the three months ended March 31, 2020 compared to the three months ended March 31, 2019, our cash used in operating activities decreased primarily due to our payment to Takeda related to the HCR Agreement during the three months ended March 31, 2019. Our cash used in operating activities in future periods may vary significantly.
Net cash provided by investing activities for the three months ended March 31, 2020 primarily included purchases of available-for-sale securities of $19.7 million and proceeds of $20.2 million from maturities of available-for-sale securities. Net cash used in investing activities for the three months ended March 31, 2019 primarily included purchases of available-for-sale securities of $12.6 million and proceeds of $5.0 million from maturities of available-for-sale securities.

Net cash provided by financing activities for the three months ended March 31, 2020 was due to $19.6 million in net proceeds from the sale of future royalties due to us from BVF (see Note 10 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). Net cash provided by financing activities for the three months ended March 31, 2019 included $27.6 million in net proceeds from the sale of future royalties due to us from Verastem (see Note 9 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
Operating Capital Requirements
As of March 31, 2020, we had cash, cash equivalents and available-for-sale securities of $50.3 million. We believe that our existing cash, cash equivalents and available-for-sale securities at March 31, 2020 will be adequate to satisfy our capital needs for at least the next twelve months from the issuance date of these financial statements based on our current operational plans. As a result of the delays in enrollment in our MARIO-3 and MARIO-275 clinical trials, we anticipate that we will need additional capital resources in order to have sufficient funds through key data readouts. We expect to continue to spend significant resources to fund the development and potential commercialization of IPI-549 and to incur significant operating losses for the foreseeable future.
Our estimate as to how long we expect our existing cash, cash equivalents and available-for-sale securities to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate. Our future funding requirements, both short-term and long-term, will depend on many factors, including, but not limited to:

•	the scope, progress, results and costs of developing IPI-549, currently in clinical development;

•	the impact of delays in patient enrollment, site activation, and protocol amendment approvals related to the COVID-19 pandemic (see “Business Update Regarding COVID-19”);

•	the timing of, and the costs involved in, obtaining regulatory approvals for IPI-549;

•	subject to receipt of marketing approval, revenue, if any, received from commercial sales of IPI-549;

•	the timing and amount of additional revenues, if any, received from strategic agreements and funding arrangements, including:

•	milestone payments from entities affiliated with BVF under the funding agreement we entered into with such parties;

•
regulatory and commercial-based milestone payments from PellePharm under the license agreement we entered into with PellePharm related to the development and commercialization of patidegib, the hedgehog inhibitor we licensed to PellePharm under the PellePharm Agreement; and

•
milestone payments related to commercial sales of products containing duvelisib (Copiktra®), or Licensed Products, we might receive under the purchase and sale agreement, or HCR Agreement, we entered into with HCR or any additional royalties we might receive from Verastem, if such rights reverted to us in accordance with the HCR Agreement upon satisfaction of our obligations to HCR thereunder;

•	the timing and amount of additional royalty and milestone payments owed to Takeda based on sales of Licensed Products by Verastem;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;

•	any breach, acceleration event or event of default under any agreements with third parties;

•	the outcome of any lawsuits that could be brought against us;

•	the cost of acquiring raw materials for, and of manufacturing, IPI-549 is higher than anticipated;

•	the cost or quantity required of comparator or combination drugs used in clinical studies increases;

•	the effect of competing technological and market developments;

•	any federal government shutdown that prevents or delays the SEC from processing any future registration statements we may file to register shares for capital raising purposes; and

•	a loss in our investments due to general market conditions or other reasons.

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
Common Stock Sales Facility
On June 28, 2019, we entered into a Capital on Demand Sales Agreement with JonesTrading Institutional Services LLC, or JonesTrading, and on July 29, 2019 we amended and restated the sales agreement to add B. Riley FBR, Inc., or B. Riley FBR, as a party to the agreement. We refer to the amended and restated sales agreement as the ATM Sales Agreement. Pursuant to the ATM Sales Agreement we may offer and sell shares of our common stock having an aggregate offering price of up to $20.0 million from time to time through JonesTrading or B. Riley FBR, each acting as our sales agent. We have agreed to pay commissions to the sales agents for their services in acting as agents in the sale of our common stock in the amount of up to 3.0% of the gross proceeds from sales of our common stock pursuant to the ATM Sales Agreement. Sales of shares of our common stock under the ATM Sales Agreement may be made in sales deemed to be “at the market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. With our prior written approval, JonesTrading or B. Riley FBR may also sell the shares by any other method permitted by law, including in negotiated transactions. We, JonesTrading, or B. Riley FBR may suspend or terminate the offering of shares upon notice to the other party and subject to other conditions. During the three months ended March 31, 2020, we did not sell any shares under the ATM Sales Agreement.
Off-Balance Sheet Arrangements
Since inception, we have not engaged in any off-balance sheet financing activities, including the use of structured finance, special purpose entities or variable interest entities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 4.	Controls and Procedures
Our management, with the participation of our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our principal executive and financial officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1A. RISK FACTORS

You should carefully consider the following risk factors, in addition to other information included in this Quarterly Report on Form 10-Q, in evaluating us and our business. If any of the following risks occur, our business, financial condition, operating results and strategic plans could be materially and adversely affected. The COVID-19 pandemic has heightened, and in some cases manifested, certain of the risks we normally face in operating our business. These risk factors restate and supersede the risk factors set forth in the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Risks Related to the COVID-19 Pandemic
Public health epidemics or outbreaks, including COVID-19, have had, and will continue to have, an adverse impact our business.
In December 2019, a novel strain of coronavirus emerged in China causing the disease COVID-19. This disease has spread worldwide and was deemed a “pandemic” by the World Health Organization on March 11, 2020. The governor of Massachusetts, where our offices are located, issued a “stay-at-home order” effective March 24, 2020, requiring all “non-essential” businesses to close their physical workplaces and facilities and encouraging individuals to stay in their homes as much as possible. Similar restrictions have been recommended by governments throughout the world. We have highlighted the key risks associated with the COVID-19 pandemic on our operations throughout these risk factors, including without limitation the following:

•
The COVID-19 pandemic may materially and adversely affect our clinical trial operations and our financial results. We are conducting our clinical trials at sites in geographies seriously impacted by the COVID-19 pandemic. We are continuing to evaluate early enrollment trends in our studies as well as the impact of COVID-19 on our clinical programs. Patients enrolled on MARIO-275, MARIO-3 and MARIO-1 have continued treatment and study visits with limited disruption to date, and we are working closely with trial sites to support the continued treatment of patients in compliance with study protocols. The pandemic is impacting new patient enrollment and site initiation across our clinical programs. New patient screening and enrollment and new site initiation are being assessed on a case-by-case basis and are ongoing in MARIO-3. There are no anticipated disruptions to drug supply.

•
We anticipate the need to raise additional capital due to delays caused by the COVID-19 pandemic. As a result of enrollment delays in MARIO-275 and MARIO-3, we anticipate that our existing financial resources will not be sufficient to fully fund us through key data readouts of these studies. We anticipate the need to seek additional capital resources and/or find cost savings in order to fund our operations through such readouts. Such additional capital may not be available on terms favorable to us, or may not be available at all.

•
The COVID-19 pandemic could impact our future supply chain. We currently rely on third-party manufacturers to produce our preclinical and clinical drug supplies, and we may also rely upon third-party manufacturers to produce commercial supplies of IPI-549. We believe we have already manufactured all drug product necessary to conduct our current clinical trials. Further, we believe that a sufficient supply of drug substance and drug product intermediates is available in the United States for additional drug product manufacturing if required to support our clinical development program and potential preclinical studies. However, to the extent that we have manufacturers and clinical sites located in geographies affected by the COVID-19 pandemic, such outbreak could impact our future supply chain. Refer to the risk factor entitled “We currently rely on third-party manufacturers to produce our preclinical and clinical drug supplies, and we may also rely upon third-party manufacturers to produce commercial supplies of IPI-549” for more risks related to our dependence on third-party manufacturers to produce preclinical, clinical, and commercial supplies of IPI-549.

•
Social distancing measures adopted by or imposed upon us and our vendors may impact our business operations. Governments and employers are combating the COVID-19 pandemic through implementation of social distancing measures intended to keep individuals at least six feet apart from one another. Such measures have had or may have the following impact on our business operations:

•
Couriers worldwide, including those we rely upon to transfer biospecimens from study sites to laboratories and between laboratories, are experiencing shipping delays. According to publicly available statements by such vendors, social distancing measures, combined with increased demand for shipping and fewer flights, have contributed to such delays. We have experienced biospecimen shipping delays in France, Italy, and Spain. Although such delays have not materially impacted our operations to date, they may in the future if such delays persist or worsen.

•
Multiple vendors, particularly our manufacturers and laboratories, have implemented social distancing measures, such as splitting work shifts to reduce the number of employees on site, that may cause delays to study timelines. Although two vendors temporarily closed operations to address COVID-19 concerns, such closures have not materially affected our study timelines to date and we do not expect them to do so.

•
Our work-from-home policy has enabled our employees to work remotely, but school and day care closures due to COVID-19 social distancing may negatively impact how effective and efficient our employees who have children at home may be and the hours that they can commit under our work-from-home policy. We have limited any unnecessary travel for all employees for the foreseeable future. Large scientific or medical meetings that we anticipated attending are now canceled or being hosted virtually.

Risks Related to Our Financial Position and Need for Additional Capital
We have a history of operating losses, expect to incur significant and increasing operating losses in the future, and may never become profitable, or if we become profitable, we may not remain profitable.
We have no approved products, have generated no product revenue from sales, and have primarily incurred operating losses. As of March 31, 2020, we had an accumulated deficit of $736.7 million. We expect to continue to spend significant resources to fund IPI-549, our selective inhibitor of phosphoinositide-3-kinase, or PI3K-gamma. Due to delays to enrollment for our clinical trials caused by COVID-19, as well as initial enrollment and site initiation delays in MARIO-3 independent of the COVID-19 pandemic, we anticipate that our existing financial resources will not be sufficient to fully fund us through key data readouts of these studies. We anticipate the need to seek additional capital resources in order to fund our operations through such readouts. Such additional capital may not be available on terms favorable to us, or may not be available at all. While we may have net income in some periods as the result of non-recurring collaboration revenue, we expect to incur substantial operating losses over the next several years as our clinical trial and drug manufacturing activities continue. In addition, if we proceed to seek and possibly obtain regulatory approval of IPI-549, we would expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution, to the extent such sales, marketing, manufacturing and distribution are not the responsibility of a future collaborator. As a result, we expect that our accumulated deficit would also increase significantly.
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
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time consuming, expensive and uncertain process that takes years to complete. We will need substantial additional funds to support our planned operations. In the absence of additional funding or business development activities, we believe that our existing cash, cash equivalents and available-for-sale securities at March 31, 2020 will be adequate to satisfy our current operating plans for at least the next twelve months from the issuance date of these financial statements. However, as a result of the delays in enrollment across our clinical programs, we anticipate that we will need additional capital resources in order to have sufficient funds through key data readouts.
Our estimate as to how long we expect our existing cash, cash equivalents and available-for-sale securities to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including, but not limited to:

•	the scope, progress, results and costs of developing IPI-549, currently in clinical development;

•	the impact of delays as a result of the COVID-19 pandemic;

•	the timing of, and the costs involved in, obtaining regulatory approvals for IPI-549;

•	subject to receipt of marketing approval, revenue, if any, received from commercial sales of IPI-549;

•	the timing and amount of additional revenues, if any, received from collaboration agreements and funding arrangements, including:

▪	milestone payments from entities affiliated with BVF under the funding agreement we entered into with such parties;

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
MARIO-275, our Phase 2 global study evaluating IPI-549 in combination with nivolumab in patients with advanced urothelial cancer, is being conducted at trial sites located in the United States and Europe. We may choose to conduct future clinical trials, whether related to IPI-549 or a future product candidate, at trial sites outside of the United States as well. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with good clinical practices. The FDA must be able to validate the data from the trial through an onsite inspection if necessary. The trial population must also have a similar profile to the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful, except to the extent the disease being studied does not typically occur in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. There can be no assurance that the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of IPI-549 or any future product candidates.
In addition, the conduct of clinical trials outside the United States could have a significant adverse impact on us. Risks inherent in conducting international clinical trials include:

•	clinical practice patterns and standards of care that vary widely among countries;

•	non-U.S. regulatory authority requirements that could restrict or limit our ability to conduct our clinical trials;

•	administrative burdens of conducting clinical trials under multiple non-U.S. regulatory authority schema;

•	foreign exchange fluctuations;

•	diminished protection of intellectual property in some countries; and

•	geopolitical actions, including war and terrorism, disease outbreak, such as the COVID-19 pandemic, or natural disasters including earthquakes, typhoons, floods and fires.
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
Please refer to “Risks Related to the COVID-19 Pandemic” for a discussion of risks related to our ongoing clinical trials of IPI-549.
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
Both enrollment rates and patient discontinuation rates could be materially and adversely affected by geopolitical actions, including war and terrorism, disease outbreak, such as the recent outbreak of a novel strain of coronavirus named COVID-19, or natural disasters including earthquakes, typhoons, floods and fires. For instance, COVID-19 has spread worldwide, including to the United States and several European countries where we are conducting our clinical trials. Such spread has affected our ability to recruit and retain patients, delaying clinical trial activities. Please refer to “Risks Related to COVID-19 Pandemic” for a further discussion of the impact of COVID-19 on enrollment in our clinical trials. A delay in our clinical trial activities could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.
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
IPI-549 is an inhibitor of the gamma isoform of PI3K. We believe it is the only PI3K-gamma selective inhibitor in clinical trials, although we believe AstraZeneca plc and Arcus Biosciences, Inc. are each in pre-clinical development of their PI3K-gamma selective inhibitors, AZD3458 and AB610, respectively. Many competitors are developing or commercializing therapies targeting macrophage biology, including the following competitors, which we believe to be conducting clinical studies of product candidates targeting one or more aspects of macrophage biology: AbbVie Inc., Alligator Bioscience AB, Amgen Inc., Apexigen Inc., Array Biopharma, Inc., Arcus Biosciences, Inc., AstraZeneca plc, Bristol-Myers Squibb Company (through its collaboration with Five Prime Therapeutics, Inc.), Celgene Corporation, Deciphera Pharmaceuticals, Inc., Eisai Co., Ltd., Eli Lilly and Company, EpicentRx Inc., F. Hoffmann-La Roche Ltd, Gilead Sciences Inc. through its acquisition of Forty Seven Inc., GlaxoSmithKline plc, Incyte Corporation (through its collaboration with Calithera Inc.), INmuneBio, Inc., Innate Pharma, S.A., Janssen Research & Development, LLC, a subsidiary of Johnson&Johnson, NextCure, Inc., Novartis International AG , Pfizer Inc., Plexxikon Inc., Seattle Genetics, Inc., Surface Oncology, Inc., Syndax Pharmaceuticals, Inc., Syntrix Biosystems, Inc., Takeda Pharmaceuticals International, Inc., Tempest Therapeutics, Inc., Trillium Therapeutics Inc., Vaccinex, Inc., Verastem, Inc., Vigeo Therapeutics, Inc., X4 Pharmaceuticals, Inc., and XBiotech, Inc.

Further, the broader field of IO is crowded with innovative therapies that may compete with IPI-549, including checkpoint inhibitor therapies such as PD-1 inhibitors nivolumab and pembrolizumab; PD-L1 inhibitors atezolizumab, avelumab, and durvalumab; and CTLA-4 inhibitors ipilimumab, and tremelimumab. Many of these checkpoint inhibitor therapies are being evaluated in combination with other non-checkpoint inhibitor IO product candidates. For instance, in February 2020 the U.S. Food and Drug Administration granted breakthrough therapy designation to pembrolizumab in combination with enfortumab vedotin, Seattle Genetic’s antibody-drug conjugate, for the treatment of patients with advanced urothelial cancer who are unable to receive cisplatin-based chemotherapy in the first-line setting. Additionally, nivolumab, which we are currently testing in combination with IPI-549, is being evaluated by others in multiple clinical trials in combination with non-checkpoint inhibitor candidates such as BMS-986016, an anti-LAG3 antibody; elotuzumab, a CD319 antibody; urelumab, a CD137 antibody; cabiralizumab, an anti-CSF1R antibody; and NKTR-214, an IL-2R agonist. The success of competing IO therapies may limit the number of patients available for enrollment in our clinical trials.
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
Contract manufacturers may also encounter difficulties involving production yields or delays in performing their services. We do not have control over third-party manufacturers’ performance and compliance with applicable regulations and standards. If, for any reason, including natural disaster, epidemic or pandemic, such as the ongoing COVID-19 pandemic, our manufacturers cannot perform as agreed, we may be unable to replace such third-party manufacturers in a timely manner, and the production of IPI-549 or any future product candidates would be interrupted, resulting in delays in clinical trials and additional costs. Switching manufacturers may be difficult because the number of potential manufacturers is limited, the demand for such services is high and, depending on the type of material manufactured at the contract facility, the change in contract manufacturer must be submitted to and/or approved by the FDA and comparable regulatory authorities outside of the United States. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our product candidates after receipt of regulatory approval. It may be difficult or impossible for us to quickly find a replacement manufacturer on acceptable terms, or at all.
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
While the COVID-19 pandemic may impact our future supply chain, all drug product necessary to conduct our current clinical trials and any ongoing or planned preclinical work was manufactured prior to the outbreak. Further, a sufficient supply of drug substance and drug product intermediates is available in the U.S. for additional drug product manufacturing if required to support our clinical development program and potential preclinical studies.

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

IPI-549 could be subject to restrictions or withdrawal from the market, and we may be subject to substantial penalties, if we or our collaborators fail to comply with regulatory requirements or if we or they experience unanticipated problems with IPI-549, when and if it is approved.
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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The 2008 global financial crisis caused extreme volatility and disruptions in the capital and credit markets. More recently, the COVID-19 pandemic has also adversely impacted the global economy. A severe or prolonged economic downturn, such as that in 2008, could result in a variety of risks to our business, including weakened demand for IPI-549 or any future product candidates we may develop and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could strain our suppliers, possibly resulting in supply disruption, or cause delays in payments for our services by third-party payors or our collaborators. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
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
The market price of our common stock has been and we expect it to continue to be subject to significant fluctuations. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the results of our current and any future clinical trials of IPI-549;

•	future sales of, and the trading volume in, our common stock;

•	the impact of the COVID-19 pandemic on the economy or our business;

•	announcements regarding the timing of enrollment and data readouts from our trials, including any delays;

•	announcements of strategic transactions relating to our programs or our company;

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
Our common stock is currently listed for quotation on the Nasdaq Global Select Market. We are required to meet specified requirements in order to maintain our listing on the Nasdaq Global Select Market, including, among other things, a minimum bid price of $1.00 per share. If our bid price falls below $1.00 per share for 30 consecutive business days, we will receive a deficiency notice from Nasdaq advising us that we have 180 days to regain compliance by maintaining a minimum bid price of at least $1.00 for a minimum of ten consecutive business days. Due to the impact of the COVID-19 pandemic on global markets, Nasdaq announced on April 18, 2020 that it is providing temporary relief for any entity newly out of compliance with the rule by delaying until July 1, 2020 the commencement of the 180-day window. Under certain circumstances, Nasdaq could require that the minimum bid price exceed $1.00 for more than ten consecutive days before determining that a company complies.
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
To our knowledge, based on the number of shares of our common stock outstanding on May 6, 2020, stockholders beneficially owning 5% or more of our common stock, as well as our executive officers, directors, and their respective affiliates, beneficially owned in the aggregate approximately 34% of our common stock. These stockholders have the ability to influence our company through this ownership position. For example, as a result of this concentration of ownership, these stockholders, if acting together, may have the ability to affect the outcome of matters submitted to our stockholders for approval, including the election and removal of directors, changes to our equity compensation plans and any merger or similar transaction. This concentration of ownership may, therefore, harm the market price of our common stock by:

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
As of March 31, 2020, we had $50.3 million in cash, cash equivalents and available-for-sale securities. We historically have invested these amounts in money market funds, corporate obligations, U.S. government-sponsored enterprise obligations, and U.S. Treasury securities meeting the criteria of our investment policy, which prioritizes the preservation of our capital. Corporate obligations may include obligations issued by corporations in countries other than the United States, including some issues that have not been guaranteed by governments and government agencies. Our investments are subject to general credit, liquidity, market and interest rate risks and instability in the financial markets. We may realize losses in the fair value of these investments or a complete loss of these investments. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio may have a material adverse effect on our financial results and the availability of cash to fund our operations.

Item 6.	Exhibits

	Description	Incorporated by Reference
Exhibit No.		Form	SEC Filing date	Exhibit Number	Filed with this 10-Q
3.1	Restated Certificate of Incorporation of the Registrant.	10-Q	8/9/2007	3.1
3.2	Amended and Restated Bylaws of the Registrant.	8-K	3/17/2009	3.1
4.1	Form of Common Stock Certificate.	10-K	3/14/2008	4.1
10.1	Funding Agreement, dated January 8, 2020, by and among Infinity Pharmaceuticals, Inc., BVF Partners, L.P., and Royalty Security, LLC.	10-K	3/3/2020	10.15
10.2	Novation and Amendment Agreement, dated January 27, 2020, by and among Infinity Pharmaceuticals, Inc., BVF Partners, L.P., Royalty Security, LLC, and Royalty Security Holdings, LLC	10-K	3/3/2020	10.16
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Condensed Consolidated Statements of Stockholders’ Equity, and (v) Notes to Condensed Consolidated Financial Statements. Filed herewith.
					X

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFINITY PHARMACEUTICALS, INC.
Date: May 11, 2020	By:	/s/ Lawrence E. Bloch, M.D., J.D.
Lawrence E. Bloch, M.D., J.D.
President
(Principal Financial Officer & Principal Accounting Officer)