Form 10-Q
period 2020-06-30
INFINITY PHARMACEUTICALS, INC.
filed 2020-07-30
CIK 1113148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on July 23, 2020: 58,870,651

INFINITY PHARMACEUTICALS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2020

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$28,921	$22,260
Available-for-sale securities	13,809	20,184
Prepaid expenses and other current assets	2,064	2,137
Total current assets	44,794	44,581
Property and equipment, net	1,951	2,186
Restricted cash	315	315
Operating lease right-of-use assets	1,583	1,717
Other assets	13	215
Total assets	$48,656	$49,014
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,289	$1,621
Accrued expenses and other current liabilities	7,588	8,077
Total current liabilities	8,877	9,698
Liability related to sale of future royalties, net, less current portion (note 9)	28,721	29,626
Liability related to sale of future royalties to a related party, net (note 10)	20,366	—
Operating lease liability, less current portion	1,688	1,926
Other liabilities	388	38
Total liabilities	60,040	41,288
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred Stock, $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common Stock, $0.001 par value; 200,000,000 and 100,000,000 shares authorized at June 30, 2020 and December 31, 2019, respectively; 57,493,567 and 57,077,550 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	57	57
Additional paid-in capital	734,701	733,486
Accumulated deficit	(746,188)	(725,829)
Accumulated other comprehensive income	46	12
Total stockholders’ equity (deficit)	(11,384)	7,726
Total liabilities and stockholders’ equity (deficit)	$48,656	$49,014
The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Collaboration revenue	$—	$—	$—	$2,000
Royalty revenue	360	257	788	399
Total revenues	360	257	788	2,399
Operating expenses:
Research and development	6,125	6,076	13,470	11,842
General and administrative	2,937	3,771	6,261	7,169
Royalty expense (note 12)	217	155	475	6,916
Total operating expenses	9,279	10,002	20,206	25,927
Loss from operations	(8,919)	(9,745)	(19,418)	(23,528)
Other income (expense):
Investment and other income	50	318	235	607
Interest expense (note 9)	(39)	(1,087)	(77)	(1,391)
Related party interest expense (note 10)	(565)	—	(1,099)	—
Total other expense	(554)	(769)	(941)	(784)
Loss before income taxes	(9,473)	(10,514)	(20,359)	(24,312)
Income taxes benefit	—	—	—	54
Net loss	$(9,473)	$(10,514)	$(20,359)	$(24,258)
Basic and diluted loss per common share:	$(0.16)	$(0.18)	$(0.35)	$(0.43)
Basic and diluted weighted average number of common shares outstanding:	57,442,322	56,942,033	57,392,965	56,933,521
Other comprehensive loss:
Net unrealized holding gains (losses) on available-for-sale securities arising during the period	(70)	23	34	30
Comprehensive loss	$(9,543)	$(10,491)	$(20,325)	$(24,228)
The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net loss	$(20,359)	$(24,258)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	242	18
Stock-based compensation	720	1,246
Non-cash royalty revenue	(417)	(212)
Non-cash interest expense	77	1,391
Non-cash related party interest expense	1,099	—
Other, net	25	(45)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	276	(791)
Operating lease right-of-use assets	134	241
Accounts payable, accrued expenses and other liabilities	(906)	(308)
Operating lease liability	(237)	(118)
Net cash used in operating activities	(19,346)	(22,836)
Investing activities
Purchases of property and equipment	(44)	(224)
Purchases of available-for-sale securities	(19,731)	(21,761)
Proceeds from maturities of available-for-sale securities	26,180	11,500
Net cash provided by (used in) investing activities	6,405	(10,485)
Financing activities
Proceeds from sale of future royalties to a related party, net	19,572	—
Proceeds from sale of future royalties, net	—	27,618
Proceeds from issuances of common stock, net	30	27
Net cash provided by financing activities	19,602	27,645
Net increase (decrease) in cash, cash equivalents and restricted cash	6,661	(5,676)
Cash, cash equivalents and restricted cash at beginning of period	22,575	48,616
Cash, cash equivalents and restricted cash at end of period	$29,236	$42,940

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$28,921	$42,625
Restricted cash	315	315
Total cash, cash equivalents and restricted cash	$29,236	$42,940

Supplemental schedule of noncash activities
Assets acquired under operating lease obligation	$—	$1,849
Property and equipment in accounts payable and accrued expenses	$—	$721
Issuance of common stock for compensation	$444	$—
The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at March 31, 2020	57,433,598	$57	$734,290	$(736,715)	$116	$(2,252)
Stock-based compensation expense			360			360
Issuance of common stock, net	59,969		51			51
Unrealized loss on marketable securities					(70)	(70)
Net loss				(9,473)		(9,473)
Balance at June 30, 2020	57,493,567	$57	$734,701	$(746,188)	$46	$(11,384)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2019	56,925,528	$57	$731,861	$(692,516)	$3	$39,405
Stock-based compensation expense			563			563
Issuance of common stock, net	101,254		91			91
Unrealized gain on marketable securities					23	23
				(10,514)		(10,514)
Balance at June 30, 2019	57,026,782	$57	$732,515	$(703,030)	$26	$29,568
The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2019	57,077,550	$57	$733,486	$(725,829)	$12	$7,726
Stock-based compensation expense			720			720
Issuance of common stock, net	416,017		495			495
Unrealized gain on marketable securities					34	34
Net loss				(20,359)		(20,359)
Balance at June 30, 2020	57,493,567	$57	$734,701	$(746,188)	$46	$(11,384)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	56,907,096	$57	$731,178	$(678,772)	$(4)	$52,459
Stock-based compensation expense			1,246			1,246
Issuance of common stock, net	119,686		91			91
Unrealized gain on marketable securities					30	30
Net loss				(24,258)		(24,258)
Balance at June 30, 2019	57,026,782	$57	$732,515	$(703,030)	$26	$29,568
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
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020.
The information presented in the condensed consolidated financial statements and related footnotes at June 30, 2020, and for the three and six months ended June 30, 2020 and 2019, is unaudited, and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2019 have been derived from our audited financial statements. For further information, please refer to the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the U.S. Securities and Exchange Commission, or SEC, on March 3, 2020, which we refer to as our 2019 Annual Report on Form 10-K.
Liquidity
As of June 30, 2020, we had cash, cash equivalents and available-for-sale securities of $42.7 million. Subsequent to June 30, 2020, we raised $1.6 million with our at-the-market facility (see Note 13).We have primarily incurred operating losses since inception and have relied on our ability to fund our operations through collaboration and license arrangements or other strategic arrangements, as well as through the sale of stock.
We expect to continue to spend significant resources to fund the development and potential commercialization of eganelisib, also known as IPI-549, an orally administered, clinical-stage, immuno-oncology product candidate that selectively inhibits the enzyme phosphoinositide-3 kinase gamma, or PI3K gamma, and to incur significant operating losses for the foreseeable future.
        We believe that our existing cash, cash equivalents and available-for-sale securities at June 30, 2020 will be adequate to satisfy our forecasted operating needs for at least the next twelve months from the issuance date of these financial statements.
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

	At June 30,
	2020	2019
Stock options	11,108,447	9,853,587
Warrants (excluded from treasury stock method)	1,000,000	1,000,000
4. Stock-Based Compensation
Total stock-based compensation expense related to all equity awards for the three and six months ended June 30, 2020 and 2019 was composed of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Research and development	$94	$102	$174	$254
General and administrative	266	461	546	992
Total stock-based compensation expense	$360	$563	$720	$1,246
As of June 30, 2020, we had approximately $3.3 million of total unrecognized compensation cost related to unvested common stock options and awards under our Employee Stock Purchase Plan, which is expected to be recognized over a weighted-average period of 3.0 years.
        Stock Options
During the six months ended June 30, 2020, we granted options to purchase 3,148,786 shares of our common stock at a weighted average fair value of $0.89 per share and a weighted average exercise price of $1.17 per share. During the six months ended June 30, 2019, we granted options to purchase 2,057,596 shares of our common stock at a weighted average fair value of $1.09 per share and a weighted average exercise price of $1.31 per share. For the three and six months ended June 30, 2020 and 2019, the fair values were estimated using the Black-Scholes valuation model using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Risk-free interest rate	0.3%	2.0%	1.4%	2.3%
Expected annual dividend yield	—	—	—	—
Expected stock price volatility	101.6%	99.1%	98.2%	99.5%
Expected term of options	4.1 years	5.9 years	5.6 years	6.0 years

5. Cash, Cash Equivalents and Available-for-Sale Securities
The following is a summary of cash, cash equivalents and available-for-sale securities:

	June 30, 2020
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$28,921	$—	$—	$28,921
Available-for-sale securities:
U.S. Treasury securities due in one year or less	9,012	38	—	9,050
U.S. government-sponsored enterprise obligations due in one year or less	4,751	8	—	4,759
Total available-for-sale securities	13,763	46	—	13,809
Total cash, cash equivalents and available-for-sale securities	$42,684	$46	$—	$42,730

	December 31, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$22,260	$—	$—	$22,260
Available-for-sale securities:
U.S. Treasury securities due in one year or less	8,244	4	—	8,248
U.S. government-sponsored enterprise obligations due in one year or less	11,928	8	—	11,936
Total available-for-sale securities	20,172	12	—	20,184
Total cash, cash equivalents and available-for-sale securities	$42,432	$12	$—	$42,444
We evaluated our securities for other-than-temporary impairments based on quantitative and qualitative factors. We did not hold any debt securities at June 30, 2020 that were in an unrealized loss position. As of June 30, 2020, we held no securities in foreign financial institutions.
We had no material realized gains or losses on our available-for-sale securities for the three and six months ended June 30, 2020 and 2019. There were no other-than-temporary impairments recognized for the three and six months ended June 30, 2020 and 2019.

6. Fair Value
The following table presents the assets carried at fair value measured on a recurring basis as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash and cash equivalents	$28,921	$—	$—
U.S. Treasury securities	—	9,050	—
U.S. government-sponsored enterprise obligations	—	4,759	—
Total assets	$28,921	$13,809	$—

Liabilities:
Warrant liability	$—	$—	$351
Total liabilities	$—	$—	$351

	December 31, 2019
	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash and cash equivalents	$20,860	$1,400	$—
U.S. Treasury securities	—	8,248	—
U.S. government-sponsored enterprise obligations	—	11,936	—
Total assets	$20,860	$21,584	$—
The fair value of the available-for-sale securities and cash and cash equivalents is based on the following inputs for both U.S. Treasury securities and U.S. government-sponsored enterprise obligations: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including TRACE® reported trades.
        There have been no changes to our valuation methods of available-for-sale securities during the six months ended June 30, 2020. We had no available-for-sale securities that were classified as Level 3 at any point during the six months ended June 30, 2020 or during the year ended December 31, 2019.
        Warrant liability relates to potential future warrants that may be issued. The fair value of the warrant liability on the date of the commitment and on each re-measurement date for those warrants classified as liabilities was estimated using the Monte Carlo simulation model, which involves a series of simulated future stock price paths over the remaining life of the commitment. The fair value is estimated by taking the average of the fair values under each of many Monte Carlo simulations. The fair value estimate is affected by our stock price, as well as estimated future financing needs, including timing and sources of the financing and subjective variables including expected stock price volatility over the remaining life of the commitment and risk-free interest rate. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The fair value of the warrant liability as of June 30, 2020 has been included in other liabilities on our condensed consolidated balance sheet. See Note 10 for further discussions of the accounting for the warrants.
        The carrying amounts reflected in the condensed consolidated balance sheets for prepaid expenses and other current assets, other assets, accounts payable and accrued expenses approximate their fair value due to their short-term maturities.

7. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	June 30, 2020	December 31, 2019
	(in thousands)
Prepaid expenses	$1,845	$1,680
Other current assets	219	457
Total prepaid expenses and other current assets	$2,064	$2,137
8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2020	December 31, 2019
	(in thousands)
Accrued clinical and development	$4,377	$3,793
Accrued compensation and benefits	1,637	3,055
Liability related to sale of future royalties, net, current portion	565	—
Operating lease liability, current portion	381	381
Other	628	848
Total accrued expenses	$7,588	$8,077
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
The following table shows the activity within the liability account for the six months ended June 30, 2020:

June 30, 2020
(in thousands)
Liability related to sale of future royalties, net - beginning balance	$29,626
Non-cash royalty revenue	(417)
Non-cash interest expense recognized	77
Liability related to sale of future royalties, net - ending balance	$29,286
Less: current portion	(565)
Liability related to sale of future royalties, net, less current portion	$28,721
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
Option to Repurchase Royalty Rights
Upon or after anytime at which our common stock achieves a 20-day volume-weighted average price on the Nasdaq Stock Market, LLC, or Nasdaq,equal to or greater than $5.00 per share (adjusted for any stock splits, reverse splits, or similar arrangements), or the Purchase Threshold, we have an option to purchase from Holdco 100% of the outstanding equity interests of the Buyer, or the Option. To exercise the Option, we must deliver to Holdco (a) notice (or the Option Notice, with the date on which delivery of the Option Notice is given, the Option Notice Date) of our election to do so prior to the earliest to occur of: (i) the occurrence of certain trigger events identified in the BVF Funding Agreement, including a material failure by us to perform certain covenants, a failure by us to cause the BVF Funding Agreement and related agreements to remain in full force and effect, a deficiency in any security interest purported to be created by the BVF Funding Agreement resulting from an act or omission by us, or another insolvency event of us (upon the expiration of any applicable cure period) (each, a Trigger Event), (ii) the third anniversary of the BVF Closing Date, or (iii) the date immediately prior to a change of control of us (together, the Option Expiration Date), and (b) within ten (10) business days after the Option Notice is deemed delivered to Holdco (the Repurchase Date), an amount equal to the Upfront Purchase Price plus the Milestone Payment, if and when paid to us, plus the Option Premium, defined below, less the aggregate amount of all Royalty payments received by Buyer as of the Option Exercise Date. The exercise of the Option may only occur if our common stock maintains a 20-day volume-weighted average price on Nasdaq of $5.00 per share (adjusted for any stock splits, reverse splits, or similar arrangements) on each trading day between the Option Notice Date and the Repurchase Date. Option Premium means an amount accruing daily on (x) the Upfront Purchase Price plus the Milestone Payment, if and when paid to us, as of such date of payment, less (y) the aggregate amount of all Royalty payments received by Buyer as of such day, at a rate of 10% per annum, compounded quarterly. For purposes of calculating the Option Premium, in the event of a Trigger Event, the rate of accrual following the occurrence of such Trigger Event shall be increased to 20% per annum.
Liability to Related Party
We recognized the proceeds received under the BVF Funding Agreement as a liability that will be amortized using the effective interest method over the life of the arrangement. We recorded the receipt of the $20.0 million Upfront Purchase Price as a liability, net of debt issuance costs of approximately $0.4 million and warrant liability of $0.3 million. We are not obligated to repay the proceeds received under the BVF Funding Agreement. In order to determine the amortization of the liability, we are required to estimate the total amount of potential future net royalty payments to be made by PellePharm to the Buyer over the term of the BVF Funding Agreement. The total estimated net royalties to be paid, less the net proceeds received, will be recorded as interest expense over the life of the liability. We estimated an effective annual interest rate of approximately 11% as of the BVF Closing Date. Interest and debt discount amortization expense is reflected as related party interest expense in our condensed consolidated statements of operations. We recognized $0.6 million and $1.1 million of non-cash related party interest expense during the three and six months ended June 30, 2020, respectively. Over the course of the BVF Funding Agreement, the actual interest rate will be affected by the amount and timing of royalty revenue, if any, recognized and changes in forecasted royalty revenue. There are a number of factors that could materially affect the amount and timing of royalty payments from PellePharm, none of which are within our control. On a quarterly basis, we will reassess the effective interest rate and adjust the rate prospectively as needed.

Potential Future Warrants
The BVF Funding Agreement provides that, for so long as we have not exercised the Option, (a) if, during the 36-month period following the BVF Closing Date, we issue and sell in the aggregate more than 8,554,345 shares of our common stock (including options, warrants, convertible stock, convertible debt and other common-stock equivalents), known as the Warrant Threshold, and (b) any shares are issued in excess of the Warrant Threshold with consideration to us of less than $3.75 per share (as adjusted for any stock splits, reverse stock splits or other similar recapitalization events), or the Threshold Price, then we are obligated to issue to BVF warrants to purchase a number of shares of our common stock equal to 50% of the number of shares of our common stock issued and sold by us in excess of the Warrant Threshold below the Threshold Price, with any such Warrants having an exercise price equal to 1.5 times the price per share of such shares issued in excess of the Warrant Threshold. Pursuant to the Novation and Amendment Agreement, the form of such warrant was amended and restated to clarify that BVF may not exercise such warrant if the exercise price would be at a discount in accordance with applicable Nasdaq Stock Market rules, absent approval of our stockholders. To the extent that BVF seeks to exercise such a discounted warrant more than six months after the initial issuance and we are unable to deliver any portion of the underlying shares due to the limitations imposed by Nasdaq, then we must pay BVF an amount equal to the number of shares that cannot be delivered, calculated on a cashless exercise basis, multiplied by the fair market value of a share of our common stock, in each case, calculated in accordance with the terms of the warrant.
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
We determined that the commitment to issue warrants represents a freestanding financial instrument and accounted for it as a liability as of the BVF Closing Date. The fair value of the warrant liability was estimated using the Monte Carlo simulation model. The fair value of the warrant liability as of June 30, 2020 has been included in other liabilities on our condensed consolidated balance sheet. We will re-measure the warrant liability at each reporting date. Changes in fair value of the warrant liability is included in investment and other income on our condensed consolidated statement of operations and comprehensive loss. No warrants were issued as of June 30, 2020. See Note 6 for further discussions of the fair value of the warrants.
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
Beginning August 1, 2019, or the Rent Commencement Date, the total base rent of the Lease will be $47,961 per month and will increase by approximately 3% on each anniversary of the Rent Commencement Date until the Expiration Date. In addition to the base rent, we are also responsible for our share of the operating expenses, insurance, real estate taxes and certain capital costs, and we are responsible for utilities in our premises, all in accordance with the terms of the Lease. Pursuant to the terms of the Lease, we provided a security deposit in the form of a letter of credit in the initial amount $300,000, which may be reduced to $150,000 over time in accordance with the terms of the Lease. The security deposit plus the associated bank fee of $15,000 is included on our condensed consolidated balance sheet as restricted cash as of June 30, 2020. The Landlord has agreed to provide a lease incentive allowance of up to $0.6 million to fund certain improvements to be made by us to the Leased Premises. As of June 30, 2020, we have received $0.5 million of the lease incentive allowance.
As of June 30, 2020, future minimum lease payments of our operating lease liabilities are approximately $2.6 million.

12. Strategic Agreements
We have worldwide development and commercialization rights to eganelisib, subject to certain obligations to our licensor, Takeda Pharmaceutical Company Limited, or Takeda, as described in more detail below. Additionally, we are obligated to pay Mundipharma International Corporation Limited, or Mundipharma, and Purdue Pharmaceutical Products L.P., or Purdue, a 4% royalty in the aggregate on worldwide net sales of products that were previously subject to our strategic alliance with Mundipharma and Purdue that was terminated in 2012. Such products include eganelisib; duvelisib, the PI3K gamma,delta inhibitor we licensed to Verastem, in 2016; and IPI-926, or patidegib, part of the hedgehog inhibitor program we licensed to PellePharm in 2013. We refer to such royalties as Trailing Mundipharma Royalties. After Mundipharma and Purdue have recovered approximately $260.0 million in royalty payments from all products that were previously subject to the strategic alliance, which represents the funding paid to us for research and development services performed by us under this strategic alliance, the Trailing Mundipharma Royalties will be reduced to a 1% royalty on net sales in the United States of such products.
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
Under the PellePharm Agreement, PellePharm is obligated to pay us up to $9.0 million in remaining regulatory and commercial-based milestone payments through the first commercial sale of a Hedgehog Product. PellePharm is also obligated to pay us up to $37.5 million in success-based milestone payments upon the achievement of certain annual net sales thresholds, as well as a share of certain revenue received by PellePharm in the event that PellePharm sublicenses its rights under the PellePharm Agreement and tiered royalties on annual net sales of Hedgehog Products subject to specified conditions. During the six months ended June 30, 2019, we recognized $2.0 million in revenue related to a milestone payment for PellePharm’s initiation of a Phase 3 study investigating patidegib in patients with Gorlin Syndrome, a rare genetic disease that leads to the chronic formation of multiple basal cell carcinomas, as this milestone payment is variable consideration that became unconstrained following initiation of the study. The remaining milestones have not been recognized as they represent variable consideration that is constrained. In making this assessment, we considered numerous factors, including the fact that achievement of the milestones is outside of our control and contingent upon the future success of clinical trials, PellePharm’s actions, and the receipt of regulatory approval. As the single performance obligation was previously satisfied, all regulatory and commercial-based milestones will be recognized as revenue in full in the period in which the constraint is removed. Any consideration related to sales-based milestone payments, including royalties, will be recognized when the related sales occur as these amounts have been determined to relate predominantly to the license granted to PellePharm and therefore are recognized at the later of when the performance obligation is satisfied or the related sales occur.
PellePharm is also obligated to pay us tiered royalties on annual net sales of Hedgehog Products, which are subject to reduction after a certain aggregate funding threshold has been achieved. On January 8, 2020, we entered into the BVF Funding Agreement, as further described in Note 10, pursuant to which we sold our interest in all royalty payments based on worldwide annual net sales of the BVF Licensed Product excluding Trailing Mundipharma Royalties related to patidegib.
Takeda
In July 2010, we entered into a development and license agreement with Intellikine, Inc., or Intellikine, under which we obtained rights to discover, develop and commercialize pharmaceutical products targeting the gamma and/or delta isoforms of PI3K, including eganelisib and duvelisib. In January 2012, Intellikine was acquired by Takeda. In December 2012, we amended and restated our development and license agreement with Takeda and further amended the agreement in July 2014, September 2016, July 2017, and March 2019. We refer to the amended and restated development and license agreement, as amended, as the Takeda Agreement.

Duvelisib
Pursuant to the Takeda Agreement, prior to March 4, 2019, we were obligated to share equally with Takeda all revenue arising from certain qualifying transactions for duvelisib, including the Verastem Agreement, subject to certain exceptions including revenue we receive as reimbursement for duvelisib research and development expenses. By entry into a fourth amendment on March 4, 2019, or the Takeda Amendment, Takeda consented to the sale of the Purchased Assets to HCR and agreed to forego its rights to an equal share of the royalties due from Verastem during the period prior to the Reversion, and has agreed not to seek any payment from HCR with respect to the royalties owed to Takeda. In exchange, we paid Takeda $6.7 million representing 25% of the HCR Closing Date Payment, net of 25% of the expenses incurred by us in connection with the HCR Agreement. In addition, we agreed to pay Takeda 25% of the royalties that would have been payable to us by Verastem but for the consummation of the HCR Agreement, which we refer to as the Interim Obligation, and 25% of any Sales Milestone Payments received. During the six months ended June 30, 2020, we recognized $0.1 million in Interim Obligation amounts owed to Takeda as royalty expense. During the six months ended June 30, 2019, we recognized the $6.7 million payment and any Interim Obligation amounts owed to Takeda as royalty expense.
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
Eganelisib
Pursuant to the Takeda Agreement, in October 2019 we paid Takeda a $2.0 million milestone payment associated with our MARIO-275 study, a global, randomized Phase 2 study designed to evaluate the effect of adding eganelisib to nivolumab, also known as Opdivo®, in checkpoint-naïve advanced urothelial cancer patients whose cancer has progressed or recurred following treatment with platinum-based chemotherapy. We are further obligated to pay Takeda up to $3.0 million in remaining success-based development milestone payments and up to $165.0 million in remaining regulatory and commercial-based milestone payments for one product candidate other than duvelisib, which could be eganelisib.
13. Stockholders’ Equity
Common Stock Sales Facility
        On June 28, 2019, we entered into a Capital on Demand Sales Agreement with JonesTrading Institutional Services LLC, or JonesTrading, and on July 29, 2019 we amended and restated the sales agreement to add B. Riley FBR, Inc., or B. Riley FBR, as a party to the agreement. We refer to the amended and restated sales agreement as the ATM Sales Agreement. Pursuant to the ATM Sales Agreement we may offer and sell shares of our common stock having an aggregate offering price of up to $20.0 million from time to time through JonesTrading or B. Riley FBR, each acting as our sales agent. We have agreed to pay commissions to the sales agents for their services in acting as agents in the sale of our common stock in the amount of up to 3.0% of the gross proceeds from sales of our common stock pursuant to the ATM Sales Agreement. Sales of shares of our common stock under the ATM Sales Agreement may be made in sales deemed to be “at the market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. With our prior written approval, JonesTrading or B. Riley FBR may also sell the shares by any other method permitted by law, including in negotiated transactions. We, JonesTrading, or B. Riley FBR may suspend or terminate the offering of shares upon notice to the other party and subject to other conditions. During the six months ended June 30, 2020 and 2019, we did not sell any shares under the ATM Sales Agreement. In July 2020, we issued and sold 1,377,084 shares of common stock at a weighted average price per share of $1.17 at-the-market pursuant to the ATM Sales Agreement for $1.6 million in net proceeds.

Common Stock
In June 2020, we amended our Restated Certificate of Incorporation to increase the number of authorized shares of our common stock from 100,000,000 shares to 200,000,000 shares. The amendment was approved by our shareholders at the annual meeting of stockholders on June 17, 2020.
14. Subsequent Event
Noncompliance with Nasdaq’s Minimum Bid Price
On July 1, 2020, we received a deficiency letter, or the Notice, from the Listing Qualifications Department of Nasdaq notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below $1.00 per share, which is the minimum closing price required to maintain continued listing on the Nasdaq Global Select Market under Nasdaq Listing Rule 5450(a)(1), or the Minimum Bid Requirement.
The Notice has no immediate effect on the listing of the Common Stock. We have 180 calendar days, or until December 28, 2020, to regain compliance with the Minimum Bid Requirement. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days during this 180-day period. If we fail to do so within the initial 180 calendar day period, we may be eligible for an additional 180 calendar day compliance period. However, there can be no assurance that we can secure such additional compliance period, that we will be able to regain compliance with the Minimum Bid Requirement, or that we can maintain compliance with the other listing requirements. Our failure to regain compliance during the 180-day period, or during any extensions that may be granted by Nasdaq, could result in delisting.
We intend to actively monitor the closing bid price of our Common Stock and will evaluate available options to regain compliance with the Minimum Bid Requirement.
Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. Some of the information contained in this discussion and analysis and set forth elsewhere in this report, including information with respect to our plans and strategy for our business, the possible achievement of development goals and milestones, our future development efforts, our collaborations, and our future operating results and financial position, includes forward-looking statements that involve risks and uncertainties. We often use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “seek,” “target,” “goal,” “potential,” “will,” “would,” “could,” “should,” “continue,” and other words and terms of similar meaning to help identify forward-looking statements, although not all forward-looking statements contain these identifying words. You can also identify these forward-looking statements by the fact that they do not relate strictly to historical or current facts. There are a number of important risks and uncertainties that could cause actual results or events to differ materially from those indicated by forward-looking statements made herein. These risks and uncertainties include those inherent in pharmaceutical research and development, such as adverse results in our drug discovery and clinical development activities, decisions made by the U.S. Food and Drug Administration, or FDA, and other regulatory authorities with respect to the development and commercialization of our product candidates, our ability to obtain, maintain and enforce intellectual property rights for our product candidates, our dependence on our alliance partners, competition, our ability to obtain any necessary financing to conduct our planned activities, our ability to implement our strategic plans, our ability to achieve cost-savings benefits from our restructuring and other risk factors described herein. These risks also include the direct and indirect impact of COVID-19 on our business operations and financial guidance. We have included, and you should review, important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the section titled “Risk Factors” in Part II, Item 1A that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this report. Unless required by law, we do not undertake any obligation to update any forward-looking statements.
Business Overview
We are an innovative biopharmaceutical company dedicated to developing novel medicines for people with cancer. We combine proven scientific expertise with a passion for developing novel small molecule drugs that target disease pathways for potential applications in oncology. We are focusing our efforts on advancing eganelisib, also known as IPI-549, an orally administered, clinical-stage, immuno-oncology product candidate that selectively inhibits the enzyme phosphoinositide-3-kinase-gamma, or PI3K-gamma. We believe eganelisib is the only selective inhibitor of PI3K-gamma being investigated in clinical trials.

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
Clinical Development Program
We are conducting the following clinical trials investigating eganelisib in solid tumors:
MARIO-275 (MAcrophage Reprogramming in Immuno-Oncology)
MARIO-275 is our global, randomized, controlled Phase 2 study designed to evaluate the effect of adding eganelisib to nivolumab, also known as Opdivo®, in approximately 160 checkpoint-naïve advanced urothelial cancer, or UC, patients whose cancer has progressed or recurred following treatment with platinum-based chemotherapy. Nivolumab is an immune checkpoint inhibitor therapy commercialized by Bristol-Myers Squibb Company, or BMS, that targets programmed death receptor 1, or PD-1, a checkpoint protein that helps regulate the body’s immune system. In May 2020, we voluntarily paused enrollment in MARIO-275 following a planned review by the MARIO-275 Independent Data Monitoring Committee, or IDMC, of safety data on the initial 42 patients treated in the study. Liver enzyme elevations of Grade 3 or higher were seen in seven of 42 patients, six of which were reviewable by the IDMC and one of which was observed after the IDMC review. Liver enzyme elevations from the six patients reviewed by the IDMC were reversible and resolved without sequela. We implemented a dose reduction of eganelisib from 40 mg daily, or QD, to 30 mg QD and are continuing to treat patients already on study with increased patient safety monitoring. We expect to evaluate efficacy and safety data for the patients enrolled to date by the end of 2020 to inform next steps.
Based on a retrospective analysis of exploratory biomarker data from BMS’s approval study, CheckMate-275, UC patients with high baseline levels of myeloid-derived suppressor cells, or MDSCs, had a shorter overall survival when treated with nivolumab as a single agent. Data from our ongoing Phase 1/1b study MARIO-1, described below, have demonstrated that treatment with the combination of eganelisib and nivolumab is associated with a reduction in blood MDSC levels. We believe that adding eganelisib to nivolumab can potentially improve outcomes for patients with advanced urothelial cancer. We entered into a clinical supply agreement in November 2018 with BMS under which BMS has agreed to supply nivolumab for our use in MARIO-275. On March 25, 2020, we announced that we received Fast Track Designation from the U.S. Food and Drug Administration for eganelisib in combination with nivolumab for the treatment of advanced urothelial cancer.
MARIO-3
We are currently enrolling patients in MARIO-3, a multi-arm Phase 2 study designed to evaluate eganelisib in the front-line setting for triple negative breast cancer, or TNBC, and front-line renal cell carcinoma, or RCC. One cohort of the study is evaluating eganelisib in combination with atezolizumab, also known as Tecentriq®, and nab-paclitaxel, also known as Abraxane®, in up to approximately 60 patients with front-line TNBC. The second cohort is evaluating eganelisib in combination with atezolizumab and bevacizumab, also known as Avastin®, in up to approximately 30 patients with front-line RCC. MARIO-3 is intended to evaluate whether eganelisib can improve upon the response rates of these approved combination therapies in patients with unmet needs. F. Hoffmann-La Roche Ltd., or Roche has agreed to supply atezolizumab and bevacizumab for use in MARIO-3.
The majority of identified sites are up and running. Following initial enrollment delays, we have observed an increase in site initiation and patient screening study-related activities and are working in close cooperation with our contract research organization and investigators on enrollment initiatives. Enrollment completion is expected in the RCC cohort by the end of 2020 and the TNBC cohort by the end of the first quarter in 2021. We expect to report preliminary data by the end of 2020.
MARIO-1
Enrollment is complete in MARIO-1, our Phase 1/1b clinical study designed to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics, and activity for eganelisib — both as a monotherapy and in combination with nivolumab — in 219 patients with advanced solid tumors. The combination therapy expansion cohorts, described in the table below, are designed to evaluate patients dosed at 40 mg once daily, or QD, of eganelisib in combination with the standard regimen of nivolumab. We intend to present additional data from MARIO-1 by the end of 2020.

MARIO-1 Cohorts	Inclusion/Exclusion Criteria
Non-small cell lung cancer (NSCLC) Melanoma Head and neck cancer	Patients showed initial resistance, or initially responded to but subsequently developed resistance, to immediate prior treatment with immune checkpoint blockade therapy
TNBC	Patients naive to treatment with PD-1/PD-L1 therapy
Mesothelioma Adrenocortical carcinoma (ACC)	Patients previously received at least first-line treatment
High baseline blood levels of MDSCs	Varied based on indication
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
Safety data from the dose-escalation portion of MARIO-1, presented at the 2018 annual meeting of the American Society of Clinical Oncology, or ASCO 2018, demonstrated that eganelisib combined with nivolumab was well tolerated at all doses tested, up to the recommended combination therapy expansion dose of eganelisib at 40 mg QD plus the standard regimen of nivolumab. No maximum tolerated dose was determined, and there were no treatment-related deaths. The pharmacokinetic/pharmacodynamic profile of eganelisib up to the recommended combination expansion dose of 40 mg QD was unaffected by nivolumab co-administration, and eganelisib in combination with nivolumab reduced immune suppression and increased immune activation, as indicated by analyses of peripheral blood. At ASCO 2018, we also presented updated clinical and translational data from the fully enrolled monotherapy expansion portion of MARIO-1 that demonstrated that eganelisib as a monotherapy continued to be well tolerated at all doses studied up to the recommended dose for monotherapy expansion of 60 mg QD, and that eganelisib as a monotherapy reduced immune suppression and increased immune activation, as indicated by analyses of peripheral blood and paired tumor biopsies.
Arcus Collaboration Trial
Arcus Biosciences, Inc., or Arcus, is currently enrolling patients in its Phase 1/1b collaboration study designed to evaluate a novel triple-combination regimen of eganelisib in combination with AB928, Arcus’s dual adenosine receptor antagonist, and liposomal doxorubicin chemotherapy, also known as Doxil®, in up to approximately 40 patients with previously treated, advanced TNBC. AB928 is an orally bioavailable, highly potent antagonist of the adenosine 2a and 2b receptors. The activation of these receptors by adenosine interferes with the activity of key populations of immune cells and inhibits the body’s optimal anti-tumor immune response. By blocking these receptors, AB928 has the potential to reverse adenosine-induced immune suppression within the tumor microenvironment. As both macrophages and high adenosine levels are believed to play critical roles in creating a highly immunosuppressive tumor microenvironment in cancer after treatment with chemotherapy, the novel immuno-oncology combination being evaluated in this setting represents a potentially promising approach to treating TNBC.
        Business Update Regarding COVID-19
The following guidance regarding the impact of the COVID-19 pandemic on our business operations is highly uncertain and subject to change. We cannot know with certainty what the ultimate impact of the pandemic will be.
We are continuing to evaluate enrollment trends in our studies as well as the impact of COVID-19 on our clinical programs. Patients enrolled on MARIO-275, MARIO-3 and MARIO-1 have continued treatment and study visits with limited disruption to date, and we are working closely with trial sites to support the continued treatment of patients in compliance with study protocols. New patient screening and enrollment and new site initiation are being assessed on a case-by-case basis and are ongoing in MARIO-3. There are no anticipated disruptions to drug supply. The safety and well-being of our employees remains a top priority, and we are working to mitigate risk while minimizing disruptions through our work-from-home policy. We are well suited to operate remotely as a clinically focused company.

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
In July 2010, we entered into a development and license agreement with Intellikine, Inc., or Intellikine, under which we obtained rights to discover, develop and commercialize pharmaceutical products targeting the gamma and/or delta isoforms of PI3K, including eganelisib and duvelisib, an oral, dual inhibitor of PI3K delta and gamma we outlicensed to Verastem Inc., or Verastem. In January 2012, Intellikine was acquired by Takeda Pharmaceutical Company Limited, or Takeda. In December 2012, we amended and restated our development and license agreement with Takeda and further amended the agreement in July 2014, September 2016, July 2017, and March 2019. We refer to the amended and restated development and license agreement, as amended, as the Takeda Agreement. We are obligated to pay Takeda up to $3.0 million in remaining success-based development milestone payments and up to $165.0 million in remaining regulatory and commercialization success-based milestone payments, for one product candidate other than duvelisib, which could be eganelisib.
PellePharm and BVF Financing
In June 2013, we entered into a license agreement with PellePharm, Inc., or PellePharm, under which we granted PellePharm exclusive global development and commercialization rights to our hedgehog inhibitor program, including patidegib, a clinical-stage product candidate. We refer to our license agreement with PellePharm as the PellePharm Agreement and products covered by the PellePharm Agreement as Hedgehog Products. In November 2018, PellePharm announced that it had entered into a development and commercialization collaboration with LEO Pharma A/S, or LEO Pharma, under which LEO Pharma provided research and development funding and received an option to acquire all shares in PellePharm.
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
To date, substantially all of our resources have been devoted to clinical development, conducting preclinical and translational research, organizing and staffing our company, and otherwise raising capital and business planning. We expect to continue to spend significant resources to fund the development and potential commercialization of eganelisib and will continue to incur significant operating losses for the foreseeable future. If we are unable to raise capital or enter into a collaboration or license arrangement on terms that ensure adequate funding on terms favorable to us, we may have to delay, reduce or discontinue the development or commercialization of eganelisib.
Due to the risks and uncertainties inherent in pharmaceutical product development and commercialization, as described in this Quarterly Report on Form 10-Q, including the section entitled “Risk Factors” in Part II, Item 1A, we are unable to predict future expenses and future profitability. We may fail to obtain marketing approval for eganelisib or to successfully commercialize eganelisib. If we are unable to create sustained profitability, we may be forced to reduce, delay, or terminate our operations.
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
•costs for collaboration partners to perform research activities, including development milestones for which a payment is due when achieved;
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
There have been no material changes to our critical accounting policies during the six months ended June 30, 2020. Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2019 Annual Report on Form 10-K for a discussion of our critical accounting policies and significant judgments and estimates.
Results of Operations
The following table summarizes our results of operations for each of the three and six months ended June 30, 2020 and 2019, together with the change in these items in dollars and as a percentage:

	Three Months Ended June 30,		$ Change	% Change
	2020	2019
	(in thousands)
Royalty revenue	360	257	103	40%
Research and development expense	6,125	6,076	49	1%
General and administrative expense	2,937	3,771	(834)	(22)%
Royalty expense	217	155	62	40%
Investment and other income	50	318	(268)	(84)%
Interest expense	(39)	(1,087)	1,048	(96)%
Related party interest expense	(565)	—	(565)	—%

	Six Months Ended June 30,		$ Change	% Change
	2020	2019
	(in thousands)
Collaboration revenue	$—	$2,000	$(2,000)	(100)%
Royalty revenue	788	399	389	97%
Research and development expense	13,470	11,842	1,628	14%
General and administrative expense	6,261	7,169	(908)	(13)%
Royalty expense	475	6,916	(6,441)	(93)%
Investment and other income	235	607	(372)	(61)%
Interest expense	(77)	(1,391)	1,314	(94)%
Related party interest expense	(1,099)	—	(1,099)	—%
Income taxes benefit	—	54	(54)	(100)%

Revenue
Collaboration revenue for the six months ended June 30, 2019 consisted of $2.0 million of revenue related to the milestone from PellePharm for the initiation of a Phase 3 study investigating patidegib in patients with Gorlin Syndrome.
Royalty revenue related to royalties from Verastem on net sales of duvelisib. A portion of royalties received from Verastem is owed to Mundipharma International Corporation Limited, or Mundipharma, and Purdue Pharmaceutical Products L.P., or Purdue. We refer to such portion as the Trailing Mundipharma Royalties (see Note 12 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). We and HealthCare Royalty Partners III, L.P., or HCR, entered into a purchase and sale agreement in March 2019, or the HCR Agreement. Pursuant to the HCR Agreement, HCR acquired our interest in royalties received from Verastem on net sales of duvelisib, less the Trailing Mundipharma Royalties (see Note 9 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
Research and Development Expense
Research and development expense is comparable for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. Research and development expense increased for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 primarily due to an increase in clinical and development expenses for eganelisib of $1.7 million.
We began to track and accumulate expenses by major program starting on January 1, 2006. These expenses primarily relate to payroll and related expenses for personnel working on our programs, process development and manufacturing, preclinical toxicology studies, clinical trial costs and allocated costs of facilities. During the three and six months ended June 30, 2020, we estimate that we incurred $6.1 million and $13.5 million, respectively, on eganelisib. During the three and six months ended June 30, 2019, we estimate that we incurred $6.1 million and $11.8 million, respectively, on eganelisib. From January 1, 2006 through June 30, 2020, we estimate that we incurred $670.1 million on our PI3K inhibitor program, including eganelisib and duvelisib.
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
•the completion dates of these programs; or
•the period in which material net cash inflows are expected to commence, if at all, from the programs described above and any potential future product candidates.

There is significant uncertainty regarding our ability to successfully develop any product candidates. These risks include the uncertainty of:
•the scope, rate of progress and cost of our clinical trials that we are currently conducting or may commence in the future;
•clinical trial results;
•the cost of establishing clinical supplies of any product candidates;
•the cost and availability of comparator and combination drugs;
•the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights relating to our programs under development;
•the terms and timing of any collaborations, licensing and other arrangements that we have or may establish in the future relating to our programs under development;
•the cost and timing of regulatory approvals;
•the effect of competing technological and market developments; and
•the impact of the COVID-19 pandemic (see “Business Update Regarding COVID-19”).
General and Administrative Expense
General and administrative expense decreased for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 primarily related to a decrease in consulting of $0.3 million and a decrease of $0.2 million related to a reduction in stock compensation. General and administrative expense decreased for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 primarily related to a decrease of $0.4 million related to a reduction in stock compensation and a decrease in consulting of $0.3 million.
Royalty Expense
Royalty expense for the three months ended June 30, 2020 and 2019 included the Trailing Mundipharma Royalties of$0.2 million and $0.1 million, respectively. Royalty expense decreased for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 primarily due to the $6.7 million paid to Takeda in March 2019 in relation to the upfront proceeds received under the HCR Agreement (see Note 12 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
Investment and Other Income
Investment and other income decreased for the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019 primarily as a result of lower yields on our cash and investments.
Interest Expense
Interest expense for the three and six months ended June 30, 2020 and 2019 was due to non-cash interest expense related to the sale of future royalties in relation to the HCR Agreement, which we recognized as a liability that is being amortized using the effective interest method over the life of the arrangement.
Related Party Interest Expense
Related party interest expense for the three and six months ended June 30, 2020 was due to non-cash interest expense related to the sale of future royalties in relation to the BVF Funding Agreement, which we recognized as a liability that is being amortized using the effective interest method over the life of the arrangement (see Note 10 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
Liquidity and Capital Resources
We have not generated any revenue from product sales to date, and we do not expect to generate any such revenue for the foreseeable future, if at all. We have instead relied on the proceeds from sales of equity securities, sales of future royalties, debt, interest on investments, up-front license fees, expense reimbursement, milestones, royalties and cost sharing under our collaborations to fund our operations. Because eganelisib is in clinical development, and the outcome of this effort is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidate or whether, or when, we may achieve profitability.

The following table summarizes the components of our financial condition:

	June 30, 2020	December 31, 2019
	(in thousands)
Cash, cash equivalents and available-for-sale securities	$42,730	$42,444
Working capital	35,917	34,883

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Cash provided by (used in):
Operating activities	$(19,346)	$(22,836)
Investing activities	6,405	(10,485)
Financing activities	19,602	27,645
Cash Flows
For the six months ended June 30, 2020 compared to the six months ended June 30, 2019, our cash used in operating activities decreased primarily due to our payment to Takeda related to the HCR Agreement during the six months ended June 30, 2019. Our cash used in operating activities in future periods may vary significantly.
Net cash provided by investing activities for the six months ended June 30, 2020 primarily included purchases of available-for-sale securities of $19.7 million and proceeds of $26.2 million from maturities of available-for-sale securities. Net cash used in investing activities for the six months ended June 30, 2019 primarily included purchases of available-for-sale securities of $21.8 million and proceeds of $11.5 million from maturities of available-for-sale securities.
Net cash provided by financing activities for the six months ended June 30, 2020 was due to $19.6 million in net proceeds from the sale of future royalties due to us from BVF (see Note 10 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). Net cash provided by financing activities for the six months ended June 30, 2019 included $27.6 million in net proceeds from the sale of future royalties due to us from Verastem (see Note 9 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
Operating Capital Requirements
As of June 30, 2020, we had cash, cash equivalents and available-for-sale securities of $42.7 million. Subsequent to June 30, 2020, we raised $1.6 million with our at-the-market facility (see “Common Stock Sales Facility”). We believe that our existing cash, cash equivalents and available-for-sale securities at June 30, 2020 will be adequate to satisfy our capital needs for at least the next twelve months from the issuance date of these financial statements based on our current operational plans. We expect to continue to spend significant resources to fund the development and potential commercialization of eganelisib and to incur significant operating losses for the foreseeable future.
On July 1, 2020,we received a deficiency letter, or the Notice, from the Listing Qualifications Department of the Nasdaq Stock Market, LLC, or Nasdaq, notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below $1.00 per share, which is the minimum closing price required to maintain continued listing on the Nasdaq Global Select Market under Nasdaq Listing Rule 5450(a)(1), or the Minimum Bid Requirement. The Notice has no immediate effect on the listing of the Common Stock. We have 180 calendar days, or until December 28, 2020, to regain compliance with the Minimum Bid Requirement. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days during this 180-day period. Our failure to regain compliance during the 180-day period, or during any extensions that may be granted by Nasdaq, could result in delisting. We intend to actively monitor the closing bid price of our common stock and will evaluate available options to regain compliance with the Minimum Bid Requirement.
Our estimate as to how long we expect our existing cash, cash equivalents and available-for-sale securities to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate. Our future funding requirements, both short-term and long-term, will depend on many factors, including, but not limited to:
•the scope, progress, results and costs of developing eganelisib, currently in clinical development;

•the impact of delays in patient enrollment and site activation related to the COVID-19 pandemic (see “Business Update Regarding COVID-19”);
•the timing of, and the costs involved in, obtaining regulatory approvals for eganelisib;
•subject to receipt of marketing approval, revenue, if any, received from commercial sales of eganelisib;
•the timing and amount of additional revenues, if any, received from strategic agreements and funding arrangements, including:
•milestone payments from entities affiliated with BVF under the funding agreement we entered into with such parties;
•regulatory and commercial-based milestone payments from PellePharm under the license agreement we entered into with PellePharm related to the development and commercialization of patidegib, the hedgehog inhibitor we licensed to PellePharm under the PellePharm Agreement; and
•milestone payments related to commercial sales of products containing duvelisib (Copiktra®), or Licensed Products, we might receive under the purchase and sale agreement, or HCR Agreement, we entered into with HCR or any additional royalties we might receive from Verastem, if such rights reverted to us in accordance with the HCR Agreement upon satisfaction of our obligations to HCR thereunder;
•the timing and amount of additional royalty and milestone payments owed to Takeda based on sales of Licensed Products by Verastem;
•the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
•any breach, acceleration event or event of default under any agreements with third parties;
•the outcome of any lawsuits that could be brought against us;
•the cost of acquiring raw materials for, and of manufacturing, eganelisib is higher than anticipated;
•the cost or quantity required of comparator or combination drugs used in clinical studies increases;
•the effect of competing technological and market developments;
•any federal government shutdown that prevents or delays the SEC from processing any future registration statements we may file to register shares for capital raising purposes; and
•a loss in our investments due to general market conditions or other reasons.
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
Common Stock Sales Facility
        On June 28, 2019, we entered into a Capital on Demand Sales Agreement with JonesTrading Institutional Services LLC, or JonesTrading, and on July 29, 2019 we amended and restated the sales agreement to add B. Riley FBR, Inc., or B. Riley FBR, as a party to the agreement. We refer to the amended and restated sales agreement as the ATM Sales Agreement. Pursuant to the ATM Sales Agreement we may offer and sell shares of our common stock having an aggregate offering price of up to $20.0 million from time to time through JonesTrading or B. Riley FBR, each acting as our sales agent. We have agreed to pay commissions to the sales agents for their services in acting as agents in the sale of our common stock in the amount of up to 3.0% of the gross proceeds from sales of our common stock pursuant to the ATM Sales Agreement. Sales of shares of our common stock under the ATM Sales Agreement may be made in sales deemed to be “at the market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. With our prior written approval, JonesTrading or B. Riley FBR may also sell the shares by any other method permitted by law, including in negotiated transactions. We, JonesTrading, or B. Riley FBR may suspend or terminate the offering of shares upon notice to the other party and subject to other conditions. During the six months ended June 30, 2020 and 2019, we did not sell any shares under the ATM Sales Agreement. In July 2020, we issued and sold 1,377,084 shares of common stock at a weighted average price per share of $1.17 at-the-market pursuant to the ATM Sales Agreement for $1.6 million in net proceeds.

Off-Balance Sheet Arrangements
Since inception, we have not engaged in any off-balance sheet financing activities, including the use of structured finance, special purpose entities or variable interest entities.
Item 3.Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4.Controls and Procedures
Our management, with the participation of our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our principal executive and financial officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In December 2019, a novel strain of coronavirus emerged in China causing the disease COVID-19. This disease has spread worldwide and was deemed a “pandemic” by the World Health Organization on March 11, 2020. The governor of Massachusetts, where our offices are located, issued a “stay-at-home order” effective March 24, 2020, requiring all “non-essential” businesses to close their physical workplaces and facilities and encouraging individuals to stay in their homes as much as possible. Similar restrictions have been recommended by governments throughout the world. We have highlighted the key risks associated with the COVID-19 pandemic on our operations throughout these risk factors, including without limitation the following:
•The COVID-19 pandemic may materially and adversely affect our clinical trial operations and our financial results. We are conducting our clinical trials at sites in geographies seriously impacted by the COVID-19 pandemic. We are continuing to evaluate enrollment trends in our studies as well as the impact of COVID-19 on our clinical programs. Patients currently enrolled on MARIO-275, MARIO-3 and MARIO-1 have continued treatment and study visits with limited disruption to date, and we are working closely with trial sites to support the continued treatment of patients in compliance with study protocols. New patient screening and enrollment and new site initiation are being assessed on a case-by-case basis and are ongoing in MARIO-3. There are no anticipated disruptions to drug supply.

•The COVID-19 pandemic could impact our future supply chain. We currently rely on third-party manufacturers to produce our preclinical and clinical drug supplies, and we may also rely upon third-party manufacturers to produce commercial supplies of eganelisib, also known as IPI-549. We believe we have already manufactured all drug product necessary to conduct our current clinical trials. Further, we believe that a sufficient supply of drug substance and drug product intermediates is available in the United States for additional drug product manufacturing if required to support our clinical development program and potential preclinical studies. However, to the extent that we have manufacturers and clinical sites located in geographies affected by the COVID-19 pandemic, such outbreak could impact our future supply chain. Refer to the risk factor entitled “We currently rely on third-party manufacturers to produce our preclinical and clinical drug supplies, and we may also rely upon third-party manufacturers to produce commercial supplies of eganelisib” for more risks related to our dependence on third-party manufacturers to produce preclinical, clinical, and commercial supplies of eganelisib.
•Social distancing measures adopted by or imposed upon us and our vendors may impact our business operations. Governments and employers are combating the COVID-19 pandemic through implementation of social distancing measures intended to keep individuals at least six feet apart from one another. Such measures have had or may have the following impact on our business operations:
•Couriers worldwide, including those we rely upon to transfer biospecimens from study sites to laboratories and between laboratories, are experiencing shipping delays. According to publicly available statements by such vendors, social distancing measures, combined with increased demand for shipping and fewer flights, have contributed to such delays. We have experienced biospecimen shipping delays in France, Italy, and Spain. Although such delays have not materially impacted our operations to date, they may in the future if such delays persist or worsen.
•Multiple vendors, particularly our manufacturers and laboratories, have implemented social distancing measures, such as splitting work shifts to reduce the number of employees on site, that may cause delays to study timelines. Although two vendors temporarily closed operations to address COVID-19 concerns, such closures have not materially affected our study timelines to date and we do not expect them to do so.
•Our work-from-home policy has enabled our employees to work remotely, but summer camp, school, and daycare closures due to COVID-19 social distancing may negatively impact how effective and efficient our employees who have children at home may be and the hours that they can commit under our work-from-home policy. We have limited any unnecessary travel for all employees for the foreseeable future. Large scientific or medical meetings that we anticipated attending are now canceled or being hosted virtually.
Risks Related to Our Financial Position and Need for Additional Capital
If we continue to fail to meet the requirements for listing on the Nasdaq Global Select Market, our common stock could be delisted from trading, which would decrease the liquidity of our common stock and our ability to raise additional capital.
Our common stock is currently listed for quotation on the Nasdaq Global Select Market. We are required to meet specified requirements in order to maintain our listing on the Nasdaq Global Select Market, including, among other things, a minimum bid price of $1.00 per share. On July 1, 2020,we received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market, LLC, or Nasdaq, notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below $1.00 per share, which is the minimum closing price required to maintain continued listing on the Nasdaq Global Select Market under Nasdaq Listing Rule 5450(a)(1), or the Minimum Bid Requirement.
The Notice has no immediate effect on the listing of the Common Stock. We have 180 calendar days, or until December 28, 2020, to regain compliance with the Minimum Bid Requirement. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days during this 180-day period. We intend to actively monitor the closing bid price of our common stock and will evaluate available options to regain compliance with the Minimum Bid Requirement. If we fail to do so within the initial 180 calendar day period, we may be eligible for an additional 180 calendar day compliance period. However, there can be no assurance that we can secure such additional compliance period, that we will be able to regain compliance with the Minimum Bid Requirement, or that we can maintain compliance with the other listing requirements.
We intend to actively monitor the closing bid price of its Common Stock and will evaluate available options to regain compliance with the Minimum Bid Requirement.

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
We have no approved products, have generated no product revenue from sales, and have primarily incurred operating losses. As of June 30, 2020, we had an accumulated deficit of $746.2 million. We expect to continue to spend significant resources to fund eganelisib, our selective inhibitor of phosphoinositide-3-kinase, or PI3K-gamma. While we may have net income in some periods as the result of non-recurring collaboration revenue, we expect to incur substantial operating losses over the next several years as our clinical trial and drug manufacturing activities continue. In addition, if we proceed to seek and possibly obtain regulatory approval of eganelisib, we would expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution, to the extent such sales, marketing, manufacturing and distribution are not the responsibility of a future collaborator. As a result, we expect that our accumulated deficit would also increase significantly.
Eganelisib is under clinical development and may never be approved for sale or generate any revenue. We will not be able to generate product revenue unless and until eganelisib successfully completes clinical trials and receives regulatory approval. We do not expect to generate revenue from product sales for the foreseeable future. Even if we eventually generate revenues, we may never be profitable, and if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, and maintain our research and development efforts, and cause a decline in the value of our common stock.
We will need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate the development of eganelisib or future efforts to commercialize eganelisib.
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time consuming, expensive and uncertain process that takes years to complete. We will need substantial additional funds to support our planned operations. In the absence of additional funding or business development activities, we believe that our existing cash, cash equivalents and available-for-sale securities at June 30, 2020 will be adequate to satisfy our current operating plans for at least the next twelve months from the issuance date of these financial statements based on our current operational plan.
Our estimate as to how long we expect our existing cash, cash equivalents and available-for-sale securities to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including, but not limited to:
•the scope, progress, results and costs of developing eganelisib, currently in clinical development;
•the impact of delays as a result of the COVID-19 pandemic;
•the timing of, and the costs involved in, obtaining regulatory approvals for eganelisib;
•subject to receipt of marketing approval, revenue, if any, received from commercial sales of eganelisib;
•the timing and amount of additional revenues, if any, received from collaboration agreements and funding arrangements, including:
•milestone payments from entities affiliated with BVF under the funding agreement we entered into with such parties;
▪regulatory and commercial-based milestone payments from PellePharm, Inc., or PellePharm, under the license agreement we entered into with PellePharm related to the development and commercialization of patidegib, the hedgehog inhibitor we licensed to PellePharm under the PellePharm Agreement; and

▪milestone payments related to commercial sales of products containing duvelisib (Copiktra®), or Licensed Products, we might receive under the purchase and sale agreement, or HCR Agreement, we entered into with HealthCare Royalty Partners III, L.P., or HCR, or any additional royalties we might receive from Verastem, Inc., or Verastem, if such rights reverted to us in accordance with the HCR Agreement upon satisfaction of our obligations to HCR thereunder;
•the timing and amount of additional royalty and milestone payments owed to Takeda Pharmaceuticals Company Limited, or Takeda, based on sales of Licensed Products by Verastem;
•the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation;
•any breach, acceleration event or event of default under any agreements with third parties;
•the outcome of any lawsuits that could be brought against us;
•the cost of acquiring raw materials for, and of manufacturing, eganelisib is higher than anticipated;
•the cost or quantity required of comparator or combination drugs used in clinical studies increases;
•the effect of competing technological and market developments;
•any federal government shutdown that prevents or delays the U.S. Securities and Exchange Commission, or SEC, from processing any future registration statements we may file to register shares for capital raising purposes; and
•a loss in our investments due to general market conditions or other reasons.
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
If we incur additional indebtedness, there could be significant adverse consequences, including:
•requiring us to dedicate a portion of our cash resources to the payment of interest and principal, and prepayment and repayment fees and penalties, thereby reducing money available to fund working capital, capital expenditures, product development and other general corporate purposes;
•requiring us to grant security interests on our assets;
•subjecting us to restrictive covenants that may reduce our ability to incur additional debt, make capital expenditures, create liens, redeem stock, declare dividends, and acquire, sell or license intellectual property rights, or other operating restrictions that could adversely impact our ability to conduct our business;
•limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete;
•placing us at a competitive disadvantage compared to our competitors that have less debt or better debt servicing options; and
•increasing our vulnerability to adverse changes in general economic, industry and market conditions.
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

If we are unable to obtain additional funding on a timely basis, we may be required to curtail, terminate, sell or license rights to develop and market eganelisib that we would otherwise prefer to develop and market ourselves, or to scale back, suspend, or terminate our business operations.
We have broad discretion in the use of our available cash and other sources of funding and may not use them effectively.
Our management has broad discretion in the use of our available cash and other sources of funding and could spend those resources in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could cause the price of our common stock to decline and delay the development of eganelisib or any future product candidate. We may invest our available cash pending its use in a manner that does not produce income or that loses value.
Risks Related to the Development and Commercialization of eganelisib and Any Future Product Candidate
We are conducting a clinical trial for eganelisib, and may conduct additional clinical trials in the future, at sites outside the United States. The FDA may not accept data from trials conducted in such locations and the conduct of trials outside the United States could subject us to additional delays and expense.
MARIO-275, our Phase 2 global study evaluating eganelisib in combination with nivolumab in patients with advanced urothelial cancer, is being conducted at trial sites located in the United States and Europe. We may choose to conduct future clinical trials, whether related to eganelisib or a future product candidate, at trial sites outside of the United States as well. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with good clinical practices. The FDA must be able to validate the data from the trial through an onsite inspection if necessary. The trial population must also have a similar profile to the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful, except to the extent the disease being studied does not typically occur in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. There can be no assurance that the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of eganelisib or any future product candidates.
In addition, the conduct of clinical trials outside the United States could have a significant adverse impact on us. Risks inherent in conducting international clinical trials include:
•clinical practice patterns and standards of care that vary widely among countries;
•non-U.S. regulatory authority requirements that could restrict or limit our ability to conduct our clinical trials;
•administrative burdens of conducting clinical trials under multiple non-U.S. regulatory authority schema;
•foreign exchange fluctuations;
•diminished protection of intellectual property in some countries; and
•geopolitical actions, including war and terrorism, disease outbreak, such as the COVID-19 pandemic, or natural disasters including earthquakes, typhoons, floods and fires.
We are dependent on the success of eganelisib, our only product candidate.
Our prospects are substantially dependent on our ability to develop, obtain marketing approval for and successfully commercialize product candidates in one or more disease indications.
We currently have no products approved for sale and are investing substantially all of our efforts and financial resources in the development of eganelisib.
The success of eganelisib will depend on several factors, including the following:
•our ability to raise additional capital;
•initiation, enrollment and successful completion of clinical trials, including in combination with other agents;
•a safety, tolerability and efficacy profile that is satisfactory to the U.S. Food and Drug Administration, or FDA, or any comparable foreign regulatory authority for marketing approval;
•timely receipt of marketing approvals from applicable regulatory authorities;
•the extent of any required post-marketing approval commitments to applicable regulatory authorities;

•establishment of supply arrangements with third-party raw materials suppliers and manufacturers;
•establishment of arrangements with third-party manufacturers to obtain finished drug product that is appropriately packaged for sale;
•adequate ongoing availability of raw materials and drug product for clinical development and any commercial sales;
•obtaining and maintaining patent, trade secret protection and regulatory exclusivity, both in the United States and internationally;
•protection of our rights in our intellectual property portfolio;
•successful launch of commercial sales following any marketing approval;
•a continued acceptable safety profile following any marketing approval;
•commercial acceptance by patients, the medical community and third-party payors; and
•our ability to compete with other therapies.
We also expect that the success of eganelisib will depend primarily on its therapeutic potential in combination with other therapeutics, such as checkpoint inhibitor therapies, and not as a monotherapy.
Please refer to “Risks Related to the COVID-19 Pandemic” for a discussion of risks related to our ongoing clinical trials of eganelisib.
Many of these factors are beyond our control, including clinical development, the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing and sales efforts of any collaborator. If we are unable to develop, receive marketing approval for and successfully commercialize eganelisib, on our own or with any collaborator, or experience delays as a result of any of these factors or otherwise, our business would be substantially harmed.
Eganelisib remains subject to clinical testing and regulatory approval. This process is highly uncertain, and we may never be able to obtain marketing approval for eganelisib.
To date, we have not obtained approval from the FDA or any foreign regulatory authority to market or sell any product candidates. eganelisib and any future product candidates that we seek to advance will be subject to extensive governmental regulations relating to development, clinical trials, manufacturing and commercialization. Rigorous preclinical testing, testing in clinical trials, and an extensive regulatory approval process are required in the United States and in many foreign jurisdictions prior to the commercial sale of medicinal products.
For example, we are evaluating eganelisib, our only product candidate, in clinical development. If our current clinical trials are successful, we will need to conduct further clinical trials and will need to apply for regulatory approval before we may market or sell any products based on eganelisib. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that eganelisib will not obtain marketing approval. Even if eganelisib has a beneficial effect, that effect may not be detected during clinical evaluation as a result of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials. Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of eganelisib that is greater than the actual positive effect, if any. Similarly, in our clinical trials we may fail to detect toxicity of or intolerability caused by eganelisib or mistakenly believe that eganelisib is toxic or not well tolerated when that is not in fact the case.
Eganelisib must undergo rigorous clinical trials prior to receipt of regulatory approval. Any problems in these clinical trials could delay or prevent commercialization of eganelisib.
We cannot predict whether we will encounter problems with any of our ongoing or planned clinical trials that will cause us or regulatory authorities to delay, suspend, or discontinue clinical trials or to delay the analysis of data from ongoing clinical trials. Any of the following could delay or disrupt the clinical development of eganelisib:
•unfavorable results of discussions with the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;
•delays in receiving, or the inability to obtain, required approvals from institutional review boards or other reviewing entities at clinical sites selected for participation in our clinical trials;
•delays in enrolling patients into clinical trials;
•a lower than anticipated retention rate of patients in clinical trials;

•the need to repeat or discontinue clinical trials as a result of inconclusive or negative results or unforeseen complications in testing or because the results of later trials may not confirm positive results from earlier preclinical studies or clinical trials;
•inadequate supply, delays in distribution or deficient quality of, or inability to purchase or manufacture drug product, comparator drugs or other materials necessary to conduct our clinical trials;
•unfavorable FDA or other foreign regulatory inspection and review of a clinical trial site, us, or a vendor of ours, or records of any clinical or preclinical investigation;
•serious and unexpected drug-related side effects experienced by participants in our clinical trials, which may occur even if they were not observed in earlier trials or only observed in a limited number of participants;
•a finding that the trial participants are being exposed to unacceptable health risks;
•the placement by the FDA or a foreign regulatory authority of a clinical hold on a trial; or
•any restrictions on, or post-approval commitments with regard to, any regulatory approval we ultimately obtain that render the product candidate not commercially viable.
We may suspend, or the FDA or other applicable regulatory authorities may require us to suspend, clinical trials of eganelisib at any time if we or they believe the patients participating in such clinical trials, or in independent third-party clinical trials for drugs based on similar technologies, are being exposed to unacceptable health risks or for other reasons.
The delay, suspension or discontinuation of any of our clinical trials, or a delay in the analysis of clinical data for eganelisib, for any of the foregoing reasons, could adversely affect our ability to obtain regulatory approval for and to commercialize eganelisib, increase our operating expenses and have a material adverse effect on our financial results.

Adverse events or undesirable side effects caused by, or other unexpected properties of, eganelisib, alone or in combination with other agents, may be identified during development and could delay or prevent eganelisib marketing approval or limit its use.
In May 2020, we paused enrollment in MARIO-275 after review of initial safety data showed that seven of the 42 patients evaluable for safety experienced liver enzyme elevations of Grade 3 or higher. Events such as this, whether adverse events or undesirable side effects caused by, or other unexpected properties of, eganelisib, alone or in combination with other agents, could cause us, any collaborators, an institutional review board or regulatory authorities to interrupt, delay or halt clinical trials of eganelisib and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. If eganelisib is associated with adverse events or undesirable side effects or has properties that are unexpected, we, or any collaborators, may need to abandon development or limit development of eganelisib to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in clinical or earlier stage testing have later been found to cause undesirable or unexpected side effects that prevented further development of the compound. Combining two or more agents may increase the instances of or severity of adverse events or undesirable effects.
Even assuming approval of a drug candidate, our business may suffer if the market opportunities for eganelisib or product candidates we may develop in the future are smaller than we believe them to be.
Our projections of both the number of people who are affected by disease within our target indications, as well as the subset of these people who have the potential to benefit from treatment with eganelisib or product candidates we may develop in the future, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, healthcare utilization databases and market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. Likewise, the potentially addressable patient population for our product candidate may be limited or may not be amenable to treatment with our product candidate, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business.
If we, or any future collaborators, experience any of a number of possible unforeseen events in connection with clinical trials of eganelisib, potential clinical development, marketing approval or commercialization of eganelisib could be delayed or prevented.
We, or any future collaborators, may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent clinical development, marketing approval or commercialization of eganelisib, including:
•regulators or institutional review boards may not authorize us, any collaborators or our or their investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•we, or any collaborators, may have delays in reaching or fail to reach agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
•clinical trials of eganelisib may produce unfavorable or inconclusive results;
•we, or any collaborators, may decide, or regulators may require us or them, to conduct additional clinical trials or abandon eganelisib;
•the number of patients required for clinical trials of eganelisib may be larger than we, or any collaborators, anticipate; patient enrollment in these clinical trials may be slower than we, or any collaborators, anticipate; or participants may drop out of these clinical trials at a higher rate than we, or any collaborators, anticipate;
•the cost of planned clinical trials of eganelisib may be greater than we anticipate;
•our third-party contractors or those of any collaborators, including those manufacturing eganelisib, comparator or combination drugs, or components or ingredients thereof or conducting clinical trials on our behalf or on behalf of any collaborators, may fail to comply with regulatory requirements or meet their contractual obligations to us or any collaborators in a timely manner or at all;
•patients that enroll in a clinical trial may misrepresent their eligibility to do so or may otherwise not comply with the clinical trial protocol, resulting in the need to drop the patients from the clinical trial, increase the needed enrollment size for the clinical trial or extend the clinical trial’s duration and cost;
•we, or any collaborators, may have to delay, suspend or terminate clinical trials of eganelisib for various reasons, including a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of eganelisib;
•regulators or institutional review boards may require that we, or any collaborators, or our or their investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or their standards of conduct, a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of eganelisib or findings of undesirable effects caused by a chemically or mechanistically similar product or product candidate;
•the FDA or comparable foreign regulatory authorities may disagree with our, or any collaborators’, clinical trial designs or our or their interpretation of data from preclinical studies and clinical trials;
•the FDA or comparable foreign regulatory authorities may fail to approve or subsequently find fault with the manufacturing processes or facilities of third-party manufacturers with which we, or any collaborators, enter into agreements for clinical and commercial supplies;
•the supply or quality of raw materials or manufactured product candidates and combination or comparator drugs or other materials necessary to conduct clinical trials of eganelisib may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply; and
•the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient to obtain marketing approval.
Product development costs for us, or any collaborators, will increase if we, or they, experience delays in testing or pursuing marketing approvals and we, or they, may be required to obtain additional funds to complete clinical trials and prepare for possible commercialization of eganelisib. We do not know whether our clinical trials will begin as planned, will need to be restructured, or will be completed on schedule or at all. Significant preclinical study or clinical trial delays also could shorten any periods during which we, or any collaborators, may have the exclusive right to commercialize eganelisib or allow our competitors, or the competitors of any current or future collaborators, to bring products to market before we, or any collaborators, do and impair our ability, or the ability of any collaborators, to successfully commercialize eganelisib and may harm our business and results of operations. In addition, many of the factors that lead to clinical trial delays may ultimately lead to the denial of marketing approval of eganelisib, or, in the event that our clinical trials remain unable to demonstrate meaningful clinical benefit, our failure to reach the marketing approval stage at all.
Results of preclinical studies and early clinical trials may not be successful, and even if they are successful, may not be predictive of results of future late-stage clinical trials.

We are in early-stage clinical development for eganelisib. The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of clinical trials do not necessarily predict success in future clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and we could face similar setbacks. The design of a clinical trial can determine whether its results will support approval of a product and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. We may be unable to design and execute a clinical trial to support marketing approval. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for the product candidates. Even if we, or any collaborators, believe that the results of clinical trials for eganelisib warrant marketing approval, the FDA or comparable foreign regulatory authorities may disagree and may not grant marketing approval of eganelisib.
In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. If we fail to receive positive results in clinical trials of eganelisib, the development timeline and regulatory approval and commercialization prospects for eganelisib and, correspondingly, our business and financial prospects, would be negatively impacted.
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
Clinical trials require sufficient patient enrollment, which is a function of many factors, including:
•the size and nature of the patient population;
•the severity of the disease under investigation;
•the nature and complexity of the trial protocol, including eligibility criteria for the trial;
•the number of clinical trial sites and the proximity of patients to those sites;
•standard of care in disease under investigation;
•the commitment of clinical investigators to identify eligible patients;
•competing studies or trials; and
•clinicians’ and patients’ perceptions as to the potential advantages and risks of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating.
Our failure to enroll patients in a clinical trial could delay the initiation or completion of the clinical trial beyond current expectations. In addition, the FDA or other foreign regulatory authorities could require us to conduct clinical trials with a larger number of patients than has been projected for eganelisib or any product candidates we may develop in the future. As a result of these factors, we may not be able to enroll a sufficient number of patients in a timely or cost-effective manner.
Furthermore, enrolled patients may drop out of a clinical trial, which could impair the validity or statistical significance of the clinical trial. A number of factors can influence the patient discontinuation rate, including, but not limited to:
•the inclusion of a placebo or comparator arm in a trial;
•possible inactivity or low activity of the product candidate being tested at one or more of the dose levels being tested;
•the occurrence of adverse side effects, whether or not related to the product candidate; and

•the availability of numerous alternative treatment options, including clinical trials evaluating competing product candidates, that may induce patients to discontinue their participation in the trial.
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
Any delay in obtaining, or an inability to obtain, marketing approvals would prevent us from commercializing eganelisib or any product candidates we may develop in the future, or any companion diagnostics, generating revenues and achieving and sustaining profitability. If any of these outcomes occurs, we may be forced to abandon our development efforts for one or more product candidates, which could significantly harm our business.
Even if a product candidate receives marketing approval in the future, we or others may later discover that the product is less effective than previously believed or causes undesirable side effects that were not previously identified, which could compromise our ability, or that of any future collaborator, to market such product candidate.
Even if we receive regulatory approval for a product candidate, we will have tested it in only a small number of patients in carefully defined subsets and over a limited period of time during our clinical trials, such as is the case for eganelisib. If any future applications for marketing are approved and more patients begin to use our products, or patients use such products for a longer period of time, such products might be less effective than indicated by our clinical trials. Furthermore, new risks and side effects associated with such products may be discovered or previously observed risks and side effects may become more prevalent and/or clinically significant.
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
Even if a product candidate obtains regulatory approval, it may not gain market acceptance among physicians, patients, managed care organizations, third-party payors, and the medical community for a variety of reasons including:
•timing of our receipt of any marketing approvals, the terms of any such approvals and the countries in which any such approvals are obtained;

•timing of market introduction of competitive products;
•lower demonstrated clinical safety or efficacy, or less convenient or more difficult route of administration, compared to competitive products;
•lack of cost-effectiveness;
•lack of reimbursement from government payors, managed care plans and other third-party payors;
•prevalence and severity of side effects;
•potential advantages of alternative treatment methods;
•whether it is designated under physician treatment guidelines as a first, second or third line therapy;
•changes in the standard of care for targeted indications;
•limitations or warnings, including distribution or use restrictions, contained in the product’s approved labeling;
•safety concerns with similar products marketed by others;
•the reluctance of the target population to try new therapies and of physicians to prescribe those therapies;
•the lack of success of our physician education programs; and
•ineffective sales, marketing and distribution support.
If any product candidate we develop, such as eganelisib, received marketing approval but fails to achieve market acceptance, we would not be able to generate significant revenue, which may adversely impact our ability to become profitable.
If we obtain approval to commercialize a product candidate outside of the United States, a variety of risks associated with international operations could materially adversely affect our business.
We expect that we will be subject to additional risks in commercializing any product candidate outside the United States, including:
•different regulatory requirements for approval of drugs and biologics in foreign countries;
•reduced protection for intellectual property rights;
•unexpected changes in tariffs, trade barriers and regulatory requirements;
•economic weakness, including inflation, or political instability in particular foreign economies and markets;
•compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•workforce uncertainty in countries where labor unrest is more common than in the United States;
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•business interruptions resulting from geopolitical actions, including war and terrorism, disease outbreak, or natural disasters including earthquakes, typhoons, floods and fires.
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
If we do not establish sales, marketing and distribution capabilities, either on our own or in collaboration with third parties, we will not be successful in commercializing eganelisib or any of product candidates we may develop in the future that receive marketing approval.
Our competitors and potential competitors may develop products that make eganelisib less attractive or obsolete.
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
Eganelisib is an inhibitor of the gamma isoform of PI3K. We believe it is the only PI3K-gamma selective inhibitor in clinical trials, although we believe AstraZeneca plc and Arcus Biosciences, Inc. are each in pre-clinical development of their PI3K-gamma selective inhibitors, AZD3458 and AB610, respectively. Many competitors are developing or commercializing therapies targeting macrophage biology, including the following competitors, which we believe to be conducting clinical studies of product candidates targeting one or more aspects of macrophage biology: AbbVie Inc., Alligator Bioscience AB, Amgen Inc., Apexigen Inc., Arcus Biosciences, Inc., Array Biopharma, Inc., AstraZeneca plc, BioNTech US, Bristol-Myers Squibb Company (through its collaboration with Five Prime Therapeutics, Inc.), Celgene Corporation, Deciphera Pharmaceuticals, Inc., Eisai Co., Ltd., Eli Lilly and Company, EpicentRx Inc., F. Hoffmann-La Roche Ltd, Gilead Sciences Inc. through its acquisition of Forty Seven Inc., GlaxoSmithKline plc, Incyte Corporation (through its collaboration with Calithera Inc.), INmuneBio, Inc., Innate Pharma, S.A., Janssen Research & Development, LLC, a subsidiary of Johnson&Johnson, NextCure, Inc., Novartis International AG , Pfizer Inc., Plexxikon Inc., Seattle Genetics, Inc., Surface Oncology, Inc., Syndax Pharmaceuticals, Inc., Syntrix Biosystems, Inc., Takeda Pharmaceuticals International, Inc., Tempest Therapeutics, Inc., Trillium Therapeutics Inc., Vaccinex, Inc., Verastem, Inc., Vigeo Therapeutics, Inc., X4 Pharmaceuticals, Inc., and XBiotech, Inc.

Further, the broader field of IO is crowded with innovative therapies that may compete with eganelisib, including checkpoint inhibitor therapies such as PD-1 inhibitors nivolumab and pembrolizumab; PD-L1 inhibitors atezolizumab, avelumab, and durvalumab; and CTLA-4 inhibitors ipilimumab, and tremelimumab. Many of these checkpoint inhibitor therapies are being evaluated in combination with other non-checkpoint inhibitor IO product candidates. For instance, in February 2020 the U.S. Food and Drug Administration granted breakthrough therapy designation to pembrolizumab in combination with enfortumab vedotin, Seattle Genetic’s antibody-drug conjugate, for the treatment of patients with advanced urothelial cancer who are unable to receive cisplatin-based chemotherapy in the first-line setting. Additionally, nivolumab, which we are currently testing in combination with eganelisib, is being evaluated by others in multiple clinical trials in combination with non-checkpoint inhibitor candidates such as BMS-986016, an anti-LAG3 antibody; elotuzumab, a CD319 antibody; urelumab, a CD137 antibody; cabiralizumab, an anti-CSF1R antibody; and NKTR-214, an IL-2R agonist. The success of competing IO therapies may limit the number of patients available for enrollment in our clinical trials.
Our competitors may commence and complete clinical testing of their product candidates, obtain regulatory approvals and begin commercialization of their products sooner than we and/or our collaborators may for eganelisib. These competitive products may have superior safety or efficacy, have more attractive pharmacologic properties, or be manufactured less expensively than eganelisib. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, the development of eganelisib or future product candidates we may develop.
If we are unable to compete effectively against these companies on the basis of safety, efficacy or cost, then we may not be able to commercialize eganelisib or achieve a competitive position in the market. This would adversely affect our ability to generate revenues.
Even if we, or any future collaborators, are able to commercialize eganelisib, the product may become subject to unfavorable pricing regulations, third-party payor reimbursement practices or healthcare reform initiatives, any of which could harm our business.
The commercial success of eganelisib will depend substantially, both domestically and abroad, on the extent to which the costs of eganelisib will be paid by third-party payors, including government healthcare programs and private health insurers. If coverage is not available, or reimbursement is limited, we, or any future collaborators, may not be able to successfully commercialize eganelisib. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us, or any future collaborators, to establish or maintain pricing sufficient to realize a sufficient return on our or their investments. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors and coverage and reimbursement levels for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time consuming and costly process that may require us to provide scientific and clinical support for the use of our products to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.
The extent to which patients have third-party payor coverage that could in principle cover treatment with eganelisib may be affected by legislative and regulatory changes relating to the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the ACA. For instance, the so-called “individual mandate” provisions of the ACA require most individuals to carry acceptable insurance for themselves and their family, whether through the government or a private insurer, or else incur a penalty. However, the tax reform legislation signed into law on December 22, 2017, eliminated the penalty for failure to comply with the individual mandate, effective for periods beginning after December 31, 2018. This change and other legislative or regulatory actions in relation to the ACA may increase the pool of patients lacking third-party payor coverage. There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved drugs. Marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we, or any future collaborators, might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay commercial launch of the product, possibly for lengthy time periods, or prevent it altogether, which may negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability or the ability of any future collaborators to recoup our or their investment in eganelisib, even if eganelisib obtains marketing approval.

Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Therefore, our ability, and the ability of any future collaborators, to successfully commercialize eganelisib will depend in part on the extent to which coverage and adequate reimbursement for eganelisib and related treatments will be available from third-party payors. Third-party payors decide which medications they will cover and establish reimbursement levels. The healthcare industry is acutely focused on cost containment, both in the United States and elsewhere. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications, which could affect our ability or that of any future collaborators to sell eganelisib profitably. These payors may not view eganelisib as cost-effective, and coverage and reimbursement may not be available to our customers, or those of any future collaborators, or may not be sufficient to allow eganelisib to be marketed on a competitive basis. Cost-control initiatives could cause us, or any future collaborators, to decrease the price we, or they, might establish for eganelisib, which could result in lower than anticipated product revenues. If the prices for eganelisib decrease or if governmental and other third-party payors do not provide coverage or adequate reimbursement, our prospects for revenue and profitability will suffer.
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
In addition, increasingly, third-party payors are requiring higher levels of evidence of the benefits and clinical outcomes of new technologies and are challenging the prices charged. Further, the net reimbursement for drug products may be subject to additional reductions if there are changes to laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. An inability to promptly obtain coverage and adequate payment rates from both government-funded and private payors for eganelisib could significantly harm our operating results, our ability to raise capital needed to commercialize eganelisib and our overall financial condition.
If the FDA or comparable foreign regulatory authorities grant generic versions of eganelisib marketing approval, or such authorities do not grant eganelisib appropriate periods of data exclusivity before approving generic versions of eganelisib, the sales of eganelisib could be adversely affected.
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

We face an inherent risk of product liability exposure related to the testing of eganelisib or any future product candidates in human clinical trials, and we and any licensees will face an even greater risk as we or they commercially sell any products that we or they may develop, such as duvelisib. If we or our licensees cannot successfully defend ourselves or themselves against claims that our product candidates or products caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:
•decreased demand for any product candidates or medicines that we may develop;
•injury to our reputation and significant negative media attention;
•withdrawal of clinical trial participants;
•significant costs to defend the related litigation;
•substantial monetary awards to trial participants or patients;
•loss of revenue;
•reduced resources of our management to pursue our business strategy; and
•the inability to commercialize any medicines that we may develop.
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
Risks Related to Our Dependence on Third Parties
If a collaborator terminates or fails to perform its obligations under agreements with us, the development and commercialization of eganelisib or any future product candidates we may develop could be delayed or terminated.
We currently have worldwide development and commercialization rights to eganelisib. We license certain patent and other intellectual property rights under our agreement with Takeda, which we refer to as the Takeda Agreement, to discover, develop and commercialize pharmaceutical products targeting the delta and/or gamma isoforms of PI3K, including eganelisib and duvelisib. We have also licensed or sublicensed certain of our intellectual property rights to third parties, including our exclusive license of worldwide rights to develop and commercialize duvelisib to Verastem, Inc., or Verastem, pursuant to an agreement we entered into with Verastem in November 2016 and which we refer to as the Verastem Agreement. We may in the future seek other third-party collaborators. The success of a strategic alliance with any partner is largely dependent on the resources, efforts, technology and skills brought to such alliance by such partner. The benefits of such alliances will be reduced or eliminated if any such partner:
•does not or cannot devote the necessary resources to the development, marketing and distribution of such product or products;
•decides not to pursue development and commercialization of the program or to continue or renew development or commercialization programs, based on clinical trial results, changes in the collaborators’ strategic focus or available funding, the belief that other product candidates may have a higher likelihood of obtaining regulatory approval or potential to generate a greater return on investment, or external factors, such as an acquisition, that divert resources or create competing priorities;
•does not perform its obligations as expected;
•does not have sufficient resources necessary or is otherwise unable to carry the program through clinical development, regulatory approval and commercialization;
•cannot obtain the necessary regulatory approvals;
•delays clinical trials, provides insufficient funding for a clinical trial program, stops a clinical trial or abandons the program, repeats or conducts new clinical trials or requires a new formulation of the program for clinical testing;
•independently develops, or develops with third parties, products that compete directly or indirectly with the program;
•does not properly maintain or defend our intellectual property rights or uses our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;

•infringes the intellectual property rights of third parties, which may expose us to litigation and potential liability; or
•terminates the collaboration prior to its completion.
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
In the future, we might seek out one or more other collaborators for the development and commercialization of eganelisib or any product candidate that we may develop in the future. Likely collaborators may include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. In addition, if we are able to obtain marketing approval for eganelisib or any other product candidate from foreign regulatory authorities, we might enter into strategic relationships with international biotechnology or pharmaceutical companies for the commercialization of such product candidate outside of the United States.
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
Any collaboration agreements that we enter into in the future may contain restrictions on our ability to enter into potential collaborations or to otherwise develop eganelisib or any product candidate that we may develop in the future.
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
We rely on third parties such as contract research organizations, medical institutions and external investigators to enroll qualified patients, conduct our clinical trials and provide services in connection with such clinical trials, and we intend to rely on these and other similar entities in the future. Our reliance on these third parties for clinical development activities reduces our control over these activities. Accordingly, these third-party contractors may not complete activities on schedule or conduct our clinical trials in accordance with regulatory requirements or the trial design. If these third parties do not successfully carry out their contractual obligations or meet expected deadlines, we may be required to replace them. Replacing a third-party contractor may result in a delay of the affected trial and unplanned costs. If this were to occur, our ability to obtain regulatory approval for and to commercialize eganelisib or any product candidate that we may develop in the future could be delayed.
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
We currently rely on third-party manufacturers to produce our preclinical and clinical drug supplies, and we may also rely upon third-party manufacturers to produce commercial supplies of eganelisib.
Eganelisib requires precise, high quality manufacturing under cGMP. The third-party manufacturers on which we rely may fail to comply with cGMPs and other applicable government regulations and corresponding foreign standards. These regulations govern manufacturing processes and procedures and the implementation and operation of systems to control and assure the quality of products. The FDA and foreign regulatory authorities may, at any time, audit or inspect a manufacturing facility to ensure compliance with cGMPs and other quality standards. Any failure by our contract manufacturers to achieve and maintain high manufacturing and quality control standards could result in the inability of eganelisib to be released for use in one or more countries. In addition, such a failure could result in, among other things, patient injury or death, product liability claims, penalties or other monetary sanctions, the failure of regulatory authorities to grant marketing approval of eganelisib, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of eganelisib, operating restrictions and/or criminal prosecution, any of which could significantly and adversely affect supply of eganelisib and seriously hurt our business.
Contract manufacturers may also encounter difficulties involving production yields or delays in performing their services. We do not have control over third-party manufacturers’ performance and compliance with applicable regulations and standards. If, for any reason, including natural disaster, epidemic or pandemic, such as the ongoing COVID-19 pandemic, our manufacturers cannot perform as agreed, we may be unable to replace such third-party manufacturers in a timely manner, and the production of eganelisib or any future product candidates would be interrupted, resulting in delays in clinical trials and additional costs. Switching manufacturers may be difficult because the number of potential manufacturers is limited, the demand for such services is high and, depending on the type of material manufactured at the contract facility, the change in contract manufacturer must be submitted to and/or approved by the FDA and comparable regulatory authorities outside of the United States. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our product candidates after receipt of regulatory approval. It may be difficult or impossible for us to quickly find a replacement manufacturer on acceptable terms, or at all.
To date, eganelisib has been manufactured for preclinical testing and clinical trials primarily by third-party manufacturers. If the FDA or other regulatory agencies approve eganelisib for commercial sale, we expect that we would continue to rely, at least initially, on third-party manufacturers to produce commercial quantities of eganelisib. These manufacturers may not be able to successfully increase the manufacturing capacity for eganelisib in a timely or economical manner, or at all. Significant scale-up of manufacturing might entail changes in the manufacturing process that would have to be submitted to or approved by the FDA or other regulatory agencies. If contract manufacturers engaged by us are unable to successfully increase the manufacturing capacity for eganelisib, or we are unable to establish our own manufacturing capabilities, the commercial launch of any approved products may be delayed or there may be a shortage in supply.
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

Risks Related to Our Intellectual Property
If we fail to obtain or maintain necessary or useful intellectual property rights, we could encounter substantial delays in the research, development and commercialization of eganelisib and any product candidates that we may develop in the future.
We currently have rights to certain intellectual property through the Takeda Agreement to develop eganelisib and other product candidates that we may in the future develop under our PI3K inhibitor program. In addition, we have rights to certain intellectual property through the Takeda Agreement that we have exclusively licensed to Verastem pursuant to the Verastem Agreement. We may decide to license additional third-party technology that we deem necessary or useful for our business. However, we may be unable to acquire or in-license any compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary for eganelisib at a reasonable cost, or at all. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us.
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
If we do not obtain or maintain these intellectual property rights which we require, we could encounter substantial delays in developing and commercializing eganelisib or any other potential product candidate while we attempt to develop alternative technologies, methods and product candidates, which we may not be able to accomplish. If we are ultimately unable to do so, we may be unable to develop or commercialize our product candidate, which could harm our business significantly.
If we fail to comply with our obligations under our existing and any future intellectual property licenses with third parties, we could lose license rights that are important to our business.
We are party to several license agreements under which we license patent rights and other intellectual property related to our business including the Takeda Agreement, under which we obtained rights to discover, develop and commercialize pharmaceutical products targeting the delta and/or gamma isoforms of PI3K, including eganelisib and duvelisib. We may enter into additional license agreements in the future. For example, pursuant to the Takeda Agreement, we paid a $2.0 million success-based milestone payment to Takeda in October 2019 associated with MARIO-275. We are obligated to pay Takeda up to $3.0 million in remaining success-based development milestone payments and up to $165.0 million in remaining regulatory and commercialization success-based milestone payments for one product candidate other than duvelisib, which could be eganelisib. Our license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with our obligations under these licenses, our licensors may have the right to terminate these license agreements, in which event we might not be able to market eganelisib or any other product candidate that is covered by these agreements, or our licensors may convert the license to a non-exclusive license, which could adversely affect the value of eganelisib or any other product candidate being developed under the license agreement. Termination of these license agreements or reduction or elimination of our licensed rights may also result in our having to negotiate new or reinstated licenses with less favorable terms. For example, if we fail to use diligent efforts to develop and commercialize products licensed under the Takeda Agreement, or if Verastem materially breaches the Verastem Agreement, we could lose our license rights under the Takeda Agreement, including rights to eganelisib.
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

Our success depends substantially upon our ability to obtain and maintain intellectual property protection for eganelisib.
We own or hold exclusive licenses to a number of U.S. and foreign patents and patent applications directed to eganelisib. Our success depends on our ability to obtain patent protection both in the United States and in other countries for eganelisib, our methods of manufacture and our methods of use. Our ability to protect eganelisib from unauthorized or infringing use by third parties depends substantially on our ability to obtain and enforce our patents.
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
In the absence of adequate patent protection in other countries, competitors may similarly be able to obtain regulatory approval in those countries for products that duplicate eganelisib. The laws of some foreign jurisdictions do not protect intellectual property rights to the same extent as in the United States. Many companies have encountered significant difficulties in protecting and defending such rights in foreign jurisdictions. Some of our development efforts may be performed in China, India and other countries outside of the United States through third-party contractors. We may not be able to monitor and assess intellectual property developed by these contractors effectively; therefore, we may not be able to appropriately protect this intellectual property and could lose valuable intellectual property rights. In addition, the legal protection afforded to inventors and owners of intellectual property in countries outside of the United States may not be as protective of intellectual property rights as in the United States, and we may, therefore, be unable to acquire and protect intellectual property developed by these contractors to the same extent as if these development activities were being conducted in the United States. If we encounter difficulties in protecting our intellectual property rights in foreign jurisdictions, our business prospects could be substantially harmed.
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
Patent interference, opposition or similar proceedings relating to our intellectual property portfolio are costly, and an unfavorable outcome could prevent us from commercializing eganelisib.
Patent applications in the United States are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the USPTO for the entire time prior to issuance as a U.S. patent. Similarly, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. Consequently, we cannot be certain that we were the first to invent, or the first to file patent applications on, eganelisib or its therapeutic use. In the event that a third party has also filed a U.S. patent application relating to eganelisib or a similar invention, we may have to participate in interference or derivation proceedings declared by the USPTO or the third party to determine priority of invention in the United States. An adverse decision in an interference or derivation proceeding may result in the loss of rights under a patent or patent application. In addition, the cost of interference proceedings could be substantial.
Claims by third parties of intellectual property infringement are costly and distracting, and could deprive us of valuable rights we need to develop or commercialize eganelisib and any product candidate that we might develop in the future or impact the commercialization of duvelisib and the royalties owed to us under the Verastem Agreement.
Our commercial success will depend on whether there are third-party patents or other intellectual property relevant to our potential products that may block or hinder our ability to develop and commercialize eganelisib. We may not have identified all U.S. and foreign patents or published applications that may adversely affect our business either by blocking our ability to manufacture or commercialize our drugs or by covering similar technologies that adversely affect the applicable market. In addition, we may undertake research and development with respect to eganelisib, even when we are aware of third-party patents that may be relevant to eganelisib, on the basis that we may challenge or license such patents. There are no assurances that such licenses will be available on commercially reasonable terms, or at all. If such licenses are not available, we may become subject to patent litigation and, while we cannot predict the outcome of any litigation, it may be expensive and time consuming. If we are unsuccessful in litigation concerning patents owned by third parties, we may be precluded from selling eganelisib.

While we are not currently aware of any litigation or third-party claims of intellectual property infringement related to eganelisib or duvelisib, the biopharmaceutical industry is characterized by extensive litigation regarding patents and other intellectual property rights. Other parties may obtain patents and claim that the use of our or Verastem’s technologies infringes these patents or that we or Verastem are employing their proprietary technology without authorization. We or Verastem could incur substantial costs and diversion of management and technical personnel in defending against any claims that the manufacture and sale of our potential products or use of our or Verastem’s technologies infringes any patents, or defending against any claim that we or Verastem are employing any proprietary technology without authorization. The outcome of patent litigation is subject to uncertainties that cannot be adequately quantified in advance, including the demeanor and credibility of witnesses and the identity of the adverse party, especially in pharmaceutical patent cases that may turn on the testimony of experts as to technical facts upon which experts may reasonably disagree. In the event of a successful claim of infringement against us, we or Verastem may be required to:
•pay substantial damages;
•stop developing, manufacturing and/or commercializing eganelisib or duvelisib (as applicable);
•develop non-infringing product candidates, technologies and methods; and
•obtain one or more licenses from other parties, which could result in our or Verastem paying substantial royalties or the granting of cross-licenses to our or Verastem’s technologies.
If any of the foregoing were to occur, we may be unable to commercialize eganelisib, or we may elect to cease certain of our business operations, either of which could severely harm our business.
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
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business or permit us to maintain our competitive advantage. For example:
•others may be able to make products that are similar to eganelisib or any future product candidates we may develop but that are not covered by the claims of the patents that we own or license or may own in the future;
•we, or any partners or collaborators, might not have been the first to make the inventions covered by the issued patent or pending patent application that we license or may own in the future;
•we, or any partners or collaborators, might not have been the first to file patent applications covering certain of our or their inventions;
•others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our owned or licensed intellectual property rights;

•it is possible that our pending licensed patent applications or those that we may own in the future will not lead to issued patents;
•issued patents that we hold rights to may be held invalid or unenforceable, including as a result of legal challenges by our competitors;
•our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•we may not develop additional proprietary technologies that are patentable;
•the patents of others may have an adverse effect on our business; and
•we may choose not to file a patent for certain trade secrets or know-how, and a third party may subsequently file a patent covering such intellectual property.
Risks Related to Regulatory Approval and Marketing of Eganelisib and Other Legal Compliance Matters
Even if we complete the necessary preclinical studies and clinical trials, the regulatory approval process is expensive, time-consuming and uncertain and may prevent us from obtaining approvals for the commercialization of eganelisib. If we or our collaborators are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we or they will not be able to commercialize eganelisib, and our ability to generate revenue will be materially impaired.
Eganelisib and the activities associated with its development and commercialization, including its design, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale and distribution, export and import, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the European Medicines Agency and comparable regulatory authorities in other countries. Failure to obtain marketing approval for eganelisib will prevent us from commercializing eganelisib. We and our collaborators have not received approval to market eganelisib from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party contract research organizations to assist us in this process.
Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing regulatory approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the relevant regulatory authority. Eganelisib may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.
The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of eganelisib. Any marketing approval we or our collaborators ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.
Accordingly, if we or our collaborators experience delays in obtaining approval or if we or they fail to obtain approval of eganelisib, the commercial prospects for eganelisib may be harmed, and our ability to generate revenues will be materially impaired.
Failure to obtain marketing approval in foreign jurisdictions would prevent eganelisib from being marketed in such jurisdictions.

In order to market and sell our medicines in the European Union and many other jurisdictions, we or our third-party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, a product must be approved for reimbursement before the product can be approved for sale in that country. We or our third-party collaborators may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize eganelisib in any market.
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
Even if we or our collaborators obtain marketing approvals for eganelisib, the terms of approvals and ongoing regulation of eganelisib may limit how we manufacture and market eganelisib, which could impair our ability to generate revenue.
Once marketing approval has been granted, an approved product and its manufacturer and marketer are subject to ongoing review and extensive regulation. We, and any collaborators, must therefore comply with requirements concerning advertising and promotion for eganelisib. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, we and any collaborators will not be able to promote any products we develop for indications or uses for which they are not approved.
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
Accordingly, assuming we, or any of our collaborators, receive marketing approval for eganelisib, we, our collaborators, and our and their contract manufacturers will continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance and quality control.
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

Eganelisib could be subject to restrictions or withdrawal from the market, and we may be subject to substantial penalties, if we or our collaborators fail to comply with regulatory requirements or if we or they experience unanticipated problems with eganelisib, when and if it is approved.
Any product candidate for which we or our collaborators obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to quality control and manufacturing, quality assurance and corresponding maintenance of records and documents, and requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of eganelisib is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the medicine, including the requirement to implement a risk evaluation and mitigation strategy.
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
In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:
•restrictions on such products, manufacturers or manufacturing processes;
•restrictions on the labeling or marketing of a product;
•restrictions on distribution or use of a product;
•requirements to conduct post-marketing studies or clinical trials;
•warning letters or untitled letters;
•withdrawal of the products from the market;
•refusal to approve pending applications or supplements to approved applications that we submit;
•recall of products;
•damage to relationships with any potential collaborators;
•unfavorable press coverage and damage to our reputation;
•fines, restitution or disgorgement of profits or revenues;
•suspension or withdrawal of marketing approvals;
•refusal to permit the import or export of our products;
•product seizure;
•injunctions or the imposition of civil or criminal penalties; and
•litigation involving patients using our products.
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
Under the CURES Act and the Trump Administration’s regulatory reform initiatives, the FDA’s policies, regulations and guidance may be revised or revoked and that could prevent, limit or delay regulatory approval of eganelisib or any future product candidates we may develop, which would impact our ability to generate revenue.
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
Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with healthcare providers, physicians and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:
•the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation or arranging of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;
•the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties, currently set at minimum of $11,181 and a maximum of $22,363 per false claim;
•the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
•the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs to report payments and other transfers of value to physicians and teaching hospitals; and
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws and transparency statutes, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

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
If our operations are found to be in violation of any of the laws described above or any governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our financial results. As we move toward potential commercialization of eganelisib, any corporate compliance program we design would be intended to ensure that we will market and sell any future products that we successfully develop from eganelisib or other product candidates we may develop in compliance with all applicable laws and regulations. However, if implemented, we cannot guarantee that such program would protect us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.
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
Recently enacted and future legislation may increase the difficulty and cost for us and any future collaborators to obtain marketing approval of and commercialize eganelisib or any product candidates we may develop and affect the prices we, or they, may obtain.
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
In March 2010, then-President Obama signed into law the ACA. Among the provisions of the ACA of potential importance to our business and eganelisib, including, without limitation, our ability to commercialize and the prices we may obtain for eganelisib or any future product candidates we may develop and that are approved for sale, are the following:
•an annual, non-deductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic products;
•an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;
•expansion of federal healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance;
•a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices;
•extension of manufacturers’ Medicaid rebate liability;

•expansion of eligibility criteria for Medicaid programs;
•expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
•new requirements to report financial arrangements with physicians and teaching hospitals;
•a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and
•a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.
In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2024 unless additional congressional action is taken. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for eganelisib or any future product candidates we may develop for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.
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
The costs of prescription pharmaceuticals in the United States has also been the subject of considerable discussion in the United States, and members of Congress and the Administration have stated that they will address such costs through new legislative and administrative measures. The pricing of prescription pharmaceuticals is also subject to governmental control outside the United States. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost effectiveness of eganelisib or future product candidates we may develop to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our ability to generate revenues and become profitable could be impaired. In the European Union, similar political, economic and regulatory developments may affect our ability to profitably commercialize our products. In addition to continuing pressure on prices and cost containment measures, legislative developments at the European Union or member state level may result in significant additional requirements or obstacles that may increase our operating costs.
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

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for eganelisib or future product candidates we may develop or additional pricing pressures.
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
Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The 2008 global financial crisis caused extreme volatility and disruptions in the capital and credit markets. More recently, the COVID-19 pandemic has also adversely impacted the global economy. A severe or prolonged economic downturn, such as that in 2008, could result in a variety of risks to our business, including weakened demand for eganelisib or any future product candidates we may develop and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could strain our suppliers, possibly resulting in supply disruption, or cause delays in payments for our services by third-party payors or our collaborators. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
Our internal computer systems, or those of any collaborators or contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

Despite the implementation of security measures and certain data recovery measures, our internal computer systems and those of third parties with which we contract are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, sabotage, natural disasters, terrorism, war, and telecommunication and electrical failures. Any system failure, accident or security breach that causes interruptions in our operations, for us or those third parties with which we contract, could result in a material disruption of our product development programs and business operations, in addition to possibly requiring substantial expenditures of resources to remedy. For example, the loss of clinical trial data from completed clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we may incur liabilities and the further development of eganelisib, or any future product candidates we may develop, may be delayed. In addition, we may not have adequate insurance coverage to provide compensation for any losses associated with such events.
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
The market price of our common stock has been and we expect it to continue to be subject to significant fluctuations. Some of the factors that may cause the market price of our common stock to fluctuate include:
•the results of our current and any future clinical trials of eganelisib;
•future sales of, and the trading volume in, our common stock;
•the impact of the COVID-19 pandemic on the economy or our business;
•announcements regarding the timing of enrollment and data readouts from our trials, including any delays;
•announcements of strategic transactions relating to our programs or our company;
•our entry into key agreements, including those related to the acquisition or in-licensing of new programs, or the termination of key agreements, including the Takeda Agreement or the Verastem Agreement;
•the results and timing of regulatory reviews relating to the approval of eganelisib;
•the initiation of, material developments in, or conclusion of litigation, including but not limited to litigation to enforce or defend any of our intellectual property rights or to defend product liability claims;
•the failure of eganelisib, if approved, to achieve commercial success;
•the results of clinical trials conducted by others on drugs that would compete with eganelisib;
•the regulatory approval of drugs that would compete with eganelisib;
•issues in manufacturing eganelisib;
•the loss of executive officers or other key employees;
•changes in estimates or recommendations, or publication of inaccurate or unfavorable research about our business, by securities analysts who cover our common stock;
•future financings through the issuance of equity or debt securities or otherwise;
•healthcare reform measures, including changes in the structure of healthcare payment systems;
•our cash position and period-to-period fluctuations in our financial results; and
•general and industry-specific economic and/or capital market conditions.
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
To our knowledge, based on the number of shares of our common stock outstanding on July 23, 2020, stockholders beneficially owning 5% or more of our common stock, as well as our executive officers, directors, and their respective affiliates, beneficially owned in the aggregate approximately 33% of our common stock. These stockholders have the ability to influence our company through this ownership position. For example, as a result of this concentration of ownership, these stockholders, if acting together, may have the ability to affect the outcome of matters submitted to our stockholders for approval, including the election and removal of directors, changes to our equity compensation plans and any merger or similar transaction. This concentration of ownership may, therefore, harm the market price of our common stock by:
•delaying, deferring or preventing a change in control of our company;
•impeding a merger, consolidation, takeover or other business combination involving us; or
•discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.
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
As of June 30, 2020, we had $42.7 million in cash, cash equivalents and available-for-sale securities. We historically have invested these amounts in money market funds, corporate obligations, U.S. government-sponsored enterprise obligations, and U.S. Treasury securities meeting the criteria of our investment policy, which prioritizes the preservation of our capital. Corporate obligations may include obligations issued by corporations in countries other than the United States, including some issues that have not been guaranteed by governments and government agencies. Our investments are subject to general credit, liquidity, market and interest rate risks and instability in the financial markets. We may realize losses in the fair value of these investments or a complete loss of these investments. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio may have a material adverse effect on our financial results and the availability of cash to fund our operations.

Item 6.Exhibits

	Description	Incorporated by Reference
Exhibit No.		Form	SEC Filing date	Exhibit Number	Filed with this 10-Q
3.1	Restated Certificate of Incorporation of the Registrant, as amended.				X
3.2	Amended and Restated Bylaws of the Registrant.	8-K	3/17/2009	3.1
4.1	Form of Common Stock Certificate.	10-K	3/14/2008	4.1
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFINITY PHARMACEUTICALS, INC.
Date: July 30, 2020	By:	/s/ Lawrence E. Bloch, M.D., J.D.
Lawrence E. Bloch, M.D., J.D.
President
(Principal Financial Officer & Principal Accounting Officer)