Form 10-Q
period 2020-09-30
INFINITY PHARMACEUTICALS, INC.
filed 2020-11-09
CIK 1113148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on November 3, 2020: 64,206,758

INFINITY PHARMACEUTICALS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2020

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$18,528	$22,260
Available-for-sale securities	22,757	20,184
Prepaid expenses and other current assets	2,190	2,137
Total current assets	43,475	44,581
Property and equipment, net	1,830	2,186
Restricted cash, less current portion	165	315
Operating lease right-of-use assets	1,486	1,717
Other assets	9	215
Total assets	$46,965	$49,014
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,132	$1,621
Accrued expenses and other current liabilities	8,702	8,077
Total current liabilities	9,834	9,698
Liability related to sale of future royalties, net, less current portion (note 9)	28,241	29,626
Liability related to sale of future royalties to a related party, net (note 10)	20,954	—
Operating lease liability, less current portion	1,560	1,926
Other liabilities	503	38
Total liabilities	61,092	41,288
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred Stock, $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common Stock, $0.001 par value; 200,000,000 and 100,000,000 shares authorized at September 30, 2020 and December 31, 2019, respectively; 63,141,510 and 57,077,550 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	63	57
Additional paid-in capital	741,522	733,486
Accumulated deficit	(755,722)	(725,829)
Accumulated other comprehensive income	10	12
Total stockholders’ equity (deficit)	(14,127)	7,726
Total liabilities and stockholders’ equity (deficit)	$46,965	$49,014
The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Collaboration revenue	$—	$—	$—	$2,000
Royalty revenue	496	343	1,283	741
Total revenues	496	343	1,283	2,741
Operating expenses:
Research and development	6,112	7,076	19,582	18,918
General and administrative	2,930	3,641	9,191	10,810
Royalty expense (note 12)	299	207	774	7,123
Total operating expenses	9,341	10,924	29,547	36,851
Loss from operations	(8,845)	(10,581)	(28,264)	(34,110)
Other income (expense):
Investment and other income (expense)	(63)	299	173	906
Interest expense (note 9)	(38)	(1,135)	(115)	(2,525)
Related party interest expense (note 10)	(588)	—	(1,687)	—
Total other expense	(689)	(836)	(1,629)	(1,619)
Loss before income taxes	(9,534)	(11,417)	(29,893)	(35,729)
Income taxes benefit	—	—	—	54
Net loss	$(9,534)	$(11,417)	$(29,893)	$(35,675)
Basic and diluted loss per common share:	$(0.16)	$(0.20)	$(0.51)	$(0.63)
Basic and diluted weighted average number of common shares outstanding:	60,506,373	57,028,970	58,438,343	56,965,711
Other comprehensive loss:
Net unrealized holding gains (losses) on available-for-sale securities arising during the period	(36)	(1)	(2)	29
Comprehensive loss	$(9,570)	$(11,418)	$(29,895)	$(35,646)
The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net loss	$(29,893)	$(35,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	364	82
Stock-based compensation	1,064	1,673
Non-cash royalty revenue	(679)	(392)
Non-cash interest expense	115	2,525
Non-cash related party interest expense	1,687	—
Other, net	143	(153)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	303	(1,208)
Operating lease right-of-use assets	231	272
Accounts payable, accrued expenses and other liabilities	(332)	260
Operating lease liability	(232)	(39)
Net cash used in operating activities	(27,229)	(32,655)
Investing activities
Purchases of property and equipment	(44)	(1,560)
Purchases of available-for-sale securities	(37,474)	(37,681)
Proceeds from maturities of available-for-sale securities	34,930	17,500
Net cash used in investing activities	(2,588)	(21,741)
Financing activities
Proceeds from sale of future royalties to a related party, net	19,572	—
Proceeds from sale of future royalties, net	—	27,618
Proceeds from common stock sales facility, net of issuance costs	6,483	—
Proceeds from issuances of common stock, net	30	65
Net cash provided by financing activities	26,085	27,683
Net decrease in cash, cash equivalents and restricted cash	(3,732)	(26,713)
Cash, cash equivalents and restricted cash at beginning of period	22,575	48,616
Cash, cash equivalents and restricted cash at end of period	$18,843	$21,903

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$18,528	$21,588
Prepaid expenses and other current assets	150	—
Restricted cash, less current portion	165	315
Total cash, cash equivalents and restricted cash	$18,843	$21,903

Supplemental schedule of noncash activities
Assets acquired under operating lease obligation	$—	$1,849
Property and equipment in accounts payable and accrued expenses	$—	$768
Issuance of common stock for compensation	$444	$—
The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at June 30, 2020	57,493,567	$57	$734,701	$(746,188)	$46	$(11,384)
Stock-based compensation expense			344			344
Issuance of common stock related to sales facility, net of issuance costs	5,647,943	6	6,477			6,483
Unrealized loss on marketable securities					(36)	(36)
Net loss				(9,534)		(9,534)
Balance at September 30, 2020	63,141,510	$63	$741,522	$(755,722)	$10	$(14,127)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2019	57,026,782	$57	$732,515	$(703,030)	$26	$29,568
Exercise of stock options	2,188		3			3
Stock-based compensation expense			427			427
Issuance of common stock, net			35			35
Unrealized loss on marketable securities					(1)	(1)
Net loss				(11,417)		(11,417)
Balance at September 30, 2019	57,028,970	$57	$732,980	$(714,447)	$25	$18,615
The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2019	57,077,550	$57	$733,486	$(725,829)	$12	$7,726
Stock-based compensation expense			1,064			1,064
Issuance of common stock related to sales facility, net of issuance costs	5,647,943	6	6,477			6,483
Issuance of common stock, net	416,017		495			495
Unrealized loss on marketable securities					(2)	(2)
Net loss				(29,893)		(29,893)
Balance at September 30, 2020	63,141,510	$63	$741,522	$(755,722)	$10	$(14,127)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	56,907,096	$57	$731,178	$(678,772)	$(4)	$52,459
Exercise of stock options	2,188		3			3
Stock-based compensation expense			1,673			1,673
Issuance of common stock, net	119,686		126			126
Unrealized gain on marketable securities					29	29
Net loss				(35,675)		(35,675)
Balance at September 30, 2019	57,028,970	$57	$732,980	$(714,447)	$25	$18,615
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
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020.
The information presented in the condensed consolidated financial statements and related footnotes at September 30, 2020, and for the three and nine months ended September 30, 2020 and 2019, is unaudited, and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2019 have been derived from our audited financial statements. For further information, please refer to the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the U.S. Securities and Exchange Commission, or SEC, on March 3, 2020, which we refer to as our 2019 Annual Report on Form 10-K.
Liquidity
As of September 30, 2020, we had cash, cash equivalents and available-for-sale securities of $41.3 million. We have primarily incurred operating losses since inception and have relied on our ability to fund our operations through collaboration and license arrangements or other strategic arrangements, as well as through the sale of stock.
We expect to continue to spend significant resources to fund the development and potential commercialization of eganelisib, also known as IPI-549, an orally administered, clinical-stage, immuno-oncology product candidate that selectively inhibits the enzyme phosphoinositide-3 kinase gamma, or PI3K gamma, and to incur significant operating losses for the foreseeable future.
We believe that our existing cash, cash equivalents and available-for-sale securities at September 30, 2020 will be adequate to satisfy our forecasted operating needs for at least the next twelve months from the issuance date of these financial statements.
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

	At September 30,
	2020	2019
Stock options	11,057,447	9,534,319
Warrants (excluded from treasury stock method)	1,000,000	1,000,000
4. Stock-Based Compensation
Total stock-based compensation expense related to all equity awards for the three and nine months ended September 30, 2020 and 2019 was composed of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Research and development	$100	$101	$274	$355
General and administrative	244	326	790	1,318
Total stock-based compensation expense	$344	$427	$1,064	$1,673
As of September 30, 2020, we had approximately $3.0 million of total unrecognized compensation cost related to unvested common stock options and awards under our Employee Stock Purchase Plan, which is expected to be recognized over a weighted-average period of 2.8 years.
Stock Options
During the nine months ended September 30, 2020, we granted options to purchase 3,233,786 shares of our common stock at a weighted average fair value of $0.89 per share and a weighted average exercise price of $1.17 per share. During the nine months ended September 30, 2019, we granted options to purchase 2,139,596 shares of our common stock at a weighted average fair value of $1.08 per share and a weighted average exercise price of $1.30 per share. For the three and nine months ended September 30, 2020 and 2019, the fair values were estimated using the Black-Scholes valuation model using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Risk-free interest rate	0.4%	1.4%	1.3%	2.3%
Expected annual dividend yield	—	—	—	—
Expected stock price volatility	99.1%	96.9%	98.2%	99.4%
Expected term of options	6.0 years	6.0 years	5.6 years	6.0 years

5. Cash, Cash Equivalents and Available-for-Sale Securities
The following is a summary of cash, cash equivalents and available-for-sale securities:

	September 30, 2020
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$18,528	$—	$—	$18,528
Available-for-sale securities:
U.S. Treasury securities due in one year or less	21,247	10	—	21,257
U.S. government-sponsored enterprise obligations due in one year or less	1,500	—	—	1,500
Total available-for-sale securities	22,747	10	—	22,757
Total cash, cash equivalents and available-for-sale securities	$41,275	$10	$—	$41,285

	December 31, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$22,260	$—	$—	$22,260
Available-for-sale securities:
U.S. Treasury securities due in one year or less	8,244	4	—	8,248
U.S. government-sponsored enterprise obligations due in one year or less	11,928	8	—	11,936
Total available-for-sale securities	20,172	12	—	20,184
Total cash, cash equivalents and available-for-sale securities	$42,432	$12	$—	$42,444
We evaluated our securities for other-than-temporary impairments based on quantitative and qualitative factors. We did not hold any debt securities at September 30, 2020 that were in an unrealized loss position. As of September 30, 2020, we held no securities in foreign financial institutions.
We had no material realized gains or losses on our available-for-sale securities for the three and nine months ended September 30, 2020 and 2019. There were no other-than-temporary impairments recognized for the three and nine months ended September 30, 2020 and 2019.

6. Fair Value
The following table presents the assets carried at fair value measured on a recurring basis as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash and cash equivalents	$18,528	$—	$—
U.S. Treasury securities	—	21,257	—
U.S. government-sponsored enterprise obligations	—	1,500	—
Total assets	$18,528	$22,757	$—

Liabilities:
Warrant liability	$—	$—	$459
Total liabilities	$—	$—	$459

	December 31, 2019
	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash and cash equivalents	$20,860	$1,400	$—
U.S. Treasury securities	—	8,248	—
U.S. government-sponsored enterprise obligations	—	11,936	—
Total assets	$20,860	$21,584	$—
The fair value of the available-for-sale securities and cash and cash equivalents is based on the following inputs for both U.S. Treasury securities and U.S. government-sponsored enterprise obligations: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including TRACE® reported trades.
There have been no changes to our valuation methods of available-for-sale securities during the nine months ended September 30, 2020. We had no available-for-sale securities that were classified as Level 3 at any point during the nine months ended September 30, 2020 or during the year ended December 31, 2019.
Warrant liability relates to potential future warrants that may be issued. The fair value of the warrant liability on the date of the commitment and on each re-measurement date for those warrants classified as liabilities was estimated using the Monte Carlo simulation model, which involves a series of simulated future stock price paths over the remaining life of the commitment. The fair value is estimated by taking the average of the fair values under each of many Monte Carlo simulations. The fair value estimate is affected by our stock price, as well as estimated future financing needs, including timing and sources of the financing and subjective variables including expected stock price volatility over the remaining life of the commitment and risk-free interest rate. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The fair value of the warrant liability as of September 30, 2020 has been included in other liabilities on our condensed consolidated balance sheet. See Note 10 for further discussions of the accounting for the warrants.
The carrying amounts reflected in the condensed consolidated balance sheets for prepaid expenses and other current assets, other assets, accounts payable and accrued expenses approximate their fair value due to their short-term maturities.

7. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	September 30, 2020	December 31, 2019
	(in thousands)
Prepaid expenses	$1,767	$1,680
Restricted cash, current portion	150	—
Other current assets	273	457
Total prepaid expenses and other current assets	$2,190	$2,137
8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2020	December 31, 2019
	(in thousands)
Accrued clinical and development	$4,396	$3,793
Accrued compensation and benefits	2,089	3,055
Liability related to sale of future royalties, net, current portion	821	—
Operating lease liability, current portion	515	381
Other	881	848
Total accrued expenses	$8,702	$8,077
9. Liability Related to Sale of Future Royalties
In 2016, we and Verastem Inc., or Verastem, entered into an amended and restated license agreement, or the Verastem Agreement, under which we granted to Verastem an exclusive worldwide license in oncology indications for the research, development, commercialization, and manufacture of duvelisib and products containing duvelisib, which we refer to as Licensed Products. In September 2020, Verastem completed a disposition of its rights, title, and interest in and to duvelisib to Secura Bio, Inc., or Secura Bio, wherein Secura Bio assumed all liabilities and obligations under the Verastem Agreement. We now refer to the Verastem Agreement as the Secura Bio Agreement.
Verastem was obligated through September 30, 2020 to pay us royalties on worldwide net sales of Licensed Products ranging from the mid-single digits to the high-single digits, a portion of which we are obligated to share with Takeda as described in Note 12. Secura Bio assumed these obligations as of October 1, 2020.
On March 5, 2019, we and HealthCare Royalty Partners III, L.P., or HCR, entered into a purchase and sale agreement, or the HCR Agreement, providing for the acquisition by HCR of our interest in certain royalty payments, or the Purchased Assets, based on worldwide annual net sales of products containing duvelisib, or Copiktra®, an oral, dual inhibitor of PI3K delta and gamma, or the Licensed Product, pursuant to the Secura Bio Agreement. On March 11, 2019, which we refer to as the HCR Closing Date, we received $30.0 million, or the HCR Closing Date Payment, less certain transaction expenses. After sharing with Takeda in accordance with the Takeda Amendment, as defined in Note 12, we retained $22.5 million in gross proceeds, or approximately $20.9 million in net proceeds. We are entitled to receive a $5.0 million potential milestone payment based on the achievement of a certain pre-specified net sales level of the Licensed Product in the United States in the calendar year 2020. We refer to the milestone payment as the Sales Milestone Payment. The Sales Milestone Payment, if paid, together with the HCR Closing Date Payment are collectively referred to herein as the Investment Amount.

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
On any date that aggregate royalty payments made to HCR equal the Cap Amount applicable to such date, or the Cap Date, the HCR Agreement will automatically terminate, and all rights to the royalty stream with respect to the Licensed Product will revert back to us, which we refer to as the Reversion. If the Cap Date has not been achieved by June 30, 2025, there shall be no Cap Date, and the term of the HCR Agreement shall continue through the term of the Secura Bio Agreement. Prior to June 30, 2025, we shall have the right, but not the obligation, at any time prior to the Cap Date, if applicable, to cause the occurrence of the Cap Date (including for the purpose of determining the termination date of the HCR Agreement) by paying to HCR an amount equal to (i) the then-applicable Cap Amount less (ii) 100% of all payments made in respect of the Purchased Assets received by HCR through the date of such payment. In addition to the Cap Date, the HCR Agreement (a) may be terminated by mutual agreement of us and HCR, and (b) shall automatically terminate upon the expiration of our and Secura Bio’s obligations to each other under the Secura Bio Agreement (for a reason other than early termination thereof).
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
The following table shows the activity within the liability account for the nine months ended September 30, 2020:

September 30, 2020
(in thousands)
Liability related to sale of future royalties, net - beginning balance	$29,626
Non-cash royalty revenue	(679)
Non-cash interest expense recognized	115
Liability related to sale of future royalties, net - ending balance	$29,062
Less: current portion	(821)
Liability related to sale of future royalties, net, less current portion	$28,241
As royalties are due to HCR by Secura Bio, the balance of the recognized liability will be effectively repaid over the life of the HCR Agreement. There are a number of factors that could materially affect the amount and timing of royalty payments from Secura Bio, none of which are within our control.

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
Option to Repurchase Royalty Rights
Upon or after anytime at which our common stock achieves a 20-day volume-weighted average price on the Nasdaq Stock Market, LLC, or Nasdaq, equal to or greater than $5.00 per share (adjusted for any stock splits, reverse splits, or similar arrangements), or the Purchase Threshold, we have an option to purchase from Holdco 100% of the outstanding equity interests of the Buyer, or the Option. To exercise the Option, we must deliver to Holdco (a) notice (or the Option Notice, with the date on which delivery of the Option Notice is given, the Option Notice Date) of our election to do so prior to the earliest to occur of: (i) the occurrence of certain trigger events identified in the BVF Funding Agreement, including a material failure by us to perform certain covenants, a failure by us to cause the BVF Funding Agreement and related agreements to remain in full force and effect, a deficiency in any security interest purported to be created by the BVF Funding Agreement resulting from an act or omission by us, or another insolvency event of us (upon the expiration of any applicable cure period) (each, a Trigger Event), (ii) the third anniversary of the BVF Closing Date, or (iii) the date immediately prior to a change of control of us (together, the Option Expiration Date), and (b) within ten (10) business days after the Option Notice is deemed delivered to Holdco (the Repurchase Date), an amount equal to the Upfront Purchase Price plus the Milestone Payment, if and when paid to us, plus the Option Premium, defined below, less the aggregate amount of all Royalty payments received by Buyer as of the Option Exercise Date. The exercise of the Option may only occur if our common stock maintains a 20-day volume-weighted average price on Nasdaq of $5.00 per share (adjusted for any stock splits, reverse splits, or similar arrangements) on each trading day between the Option Notice Date and the Repurchase Date. Option Premium means an amount accruing daily on (x) the Upfront Purchase Price plus the Milestone Payment, if and when paid to us, as of such date of payment, less (y) the aggregate amount of all Royalty payments received by Buyer as of such day, at a rate of 10% per annum, compounded quarterly. For purposes of calculating the Option Premium, in the event of a Trigger Event, the rate of accrual following the occurrence of such Trigger Event shall be increased to 20% per annum.

Liability to Related Party
We recognized the proceeds received under the BVF Funding Agreement as a liability that will be amortized using the effective interest method over the life of the arrangement. We recorded the receipt of the $20.0 million Upfront Purchase Price as a liability, net of debt issuance costs of approximately $0.4 million and warrant liability of $0.3 million. We are not obligated to repay the proceeds received under the BVF Funding Agreement. In order to determine the amortization of the liability, we are required to estimate the total amount of potential future net royalty payments to be made by PellePharm to the Buyer over the term of the BVF Funding Agreement. The total estimated net royalties to be paid, less the net proceeds received, will be recorded as interest expense over the life of the liability. We estimated an effective annual interest rate of approximately 11% as of the BVF Closing Date. Interest and debt discount amortization expense is reflected as related party interest expense in our condensed consolidated statements of operations. We recognized $0.6 million and $1.7 million of non-cash related party interest expense during the three and nine months ended September 30, 2020, respectively. Over the course of the BVF Funding Agreement, the actual interest rate will be affected by the amount and timing of royalty revenue recognized, if any, and changes in forecasted royalty revenue. There are a number of factors that could materially affect the amount and timing of royalty payments from PellePharm, none of which are within our control. On a quarterly basis, we will reassess the effective interest rate and adjust the rate prospectively as needed.
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
We determined that the commitment to issue warrants represents a freestanding financial instrument and accounted for it as a liability as of the BVF Closing Date. The fair value of the warrant liability was estimated using the Monte Carlo simulation model. The fair value of the warrant liability as of September 30, 2020 has been included in other liabilities on our condensed consolidated balance sheet. We will re-measure the warrant liability at each reporting date. Changes in fair value of the warrant liability is included in investment and other income (expense) on our condensed consolidated statement of operations and comprehensive loss. No warrants were issued as of September 30, 2020. See Note 6 for further discussions of the fair value of the warrants.
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
Beginning August 1, 2019, or the Rent Commencement Date, the total base rent of the Lease will be $47,961 per month and will increase by approximately 3% on each anniversary of the Rent Commencement Date until the Expiration Date. In addition to the base rent, we are also responsible for our share of the operating expenses, insurance, real estate taxes and certain capital costs, and we are responsible for utilities in our premises, all in accordance with the terms of the Lease. Pursuant to the terms of the Lease, we provided a security deposit in the form of a letter of credit in the initial amount $300,000, which may be reduced to $150,000 over time in accordance with the terms of the Lease. The current portion of the security deposit is included on our condensed consolidated balance sheet as prepaid expenses and other current assets. The remaining portion plus the associated bank fee of $15,000 is included on our condensed consolidated balance sheet as restricted cash, less current portion as of September 30, 2020. The Landlord agreed to provide a lease incentive allowance of up to $0.6 million to fund certain improvements to be made by us to the Leased Premises. As of September 30, 2020, we have received the total lease incentive allowance.
As of September 30, 2020, future minimum lease payments of our operating lease liabilities are approximately $2.5 million.
12. Strategic Agreements
We have worldwide development and commercialization rights to eganelisib, subject to certain obligations to our licensor, Takeda Pharmaceutical Company Limited, or Takeda, as described in more detail below. Additionally, we are obligated to pay Mundipharma International Corporation Limited, or Mundipharma, and Purdue Pharmaceutical Products L.P., or Purdue, a 4% royalty in the aggregate on worldwide net sales of products that were previously subject to our strategic alliance with Mundipharma and Purdue that was terminated in 2012. Such products include eganelisib; duvelisib, the PI3K gamma,delta inhibitor we licensed to Verastem, in 2016, and Verastem sold its interest in these rights to Secura Bio in 2020; and IPI-926, or patidegib, part of the hedgehog inhibitor program we licensed to PellePharm in 2013. We refer to such royalties as Trailing Mundipharma Royalties. After Mundipharma and Purdue have recovered approximately $260.0 million in royalty payments from all products that were previously subject to the strategic alliance, which represents the funding paid to us for research and development services performed by us under this strategic alliance, the Trailing Mundipharma Royalties will be reduced to a 1% royalty on net sales in the United States of such products.
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
Duvelisib
Pursuant to the Takeda Agreement, prior to March 4, 2019, we were obligated to share equally with Takeda all revenue arising from certain qualifying transactions for duvelisib, including the Secura Bio Agreement, subject to certain exceptions including revenue we receive as reimbursement for duvelisib research and development expenses. By entry into a fourth amendment on March 4, 2019, or the Takeda Amendment, Takeda consented to the sale of the Purchased Assets to HCR and agreed to forego its rights to an equal share of the royalties due from Secura Bio during the period prior to the Reversion, and has agreed not to seek any payment from HCR with respect to the royalties owed to Takeda. In exchange, we paid Takeda $6.7 million representing 25% of the HCR Closing Date Payment, net of 25% of the expenses incurred by us in connection with the HCR Agreement. In addition, we agreed to pay Takeda 25% of the royalties that would have been payable to us by Secura Bio but for the consummation of the HCR Agreement, which we refer to as the Interim Obligation, and 25% of any Sales Milestone Payments received. During the nine months ended September 30, 2020, we recognized $0.2 million in Interim Obligation amounts owed to Takeda as royalty expense. During the nine months ended September 30, 2019, we recognized the $6.7 million payment and any Interim Obligation amounts owed to Takeda as royalty expense.
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
The Interim Obligation shall expire upon the occurrence of the Reversion, at which time our obligations to share equally with Takeda the royalties payable under the Secura Bio Agreement shall be reinstated.
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

13. Stockholders’ Equity
Common Stock Sales Facility
On June 28, 2019, we entered into a Capital on Demand Sales Agreement with JonesTrading Institutional Services LLC, or JonesTrading, and on July 29, 2019 we amended and restated the sales agreement to add B. Riley FBR, Inc., or B. Riley FBR, as a party to the agreement. We refer to the amended and restated sales agreement as the ATM Sales Agreement. Pursuant to the ATM Sales Agreement we may offer and sell shares of our common stock having an aggregate offering price of up to $20.0 million from time to time through JonesTrading or B. Riley FBR, each acting as our sales agent. We have agreed to pay commissions to the sales agents for their services in acting as agents in the sale of our common stock in the amount of up to 3.0% of the gross proceeds from sales of our common stock pursuant to the ATM Sales Agreement. Sales of shares of our common stock under the ATM Sales Agreement may be made in sales deemed to be “at the market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. With our prior written approval, JonesTrading or B. Riley FBR may also sell the shares by any other method permitted by law, including in negotiated transactions. We, JonesTrading, or B. Riley FBR may suspend or terminate the offering of shares upon notice to the other party and subject to other conditions. During the three and nine months ended September 30, 2020 we issued and sold 5,647,943 shares of common stock at a weighted average price per share of $1.18 at-the-market pursuant to the ATM Sales Agreement for $6.5 million in net proceeds. From October 1, 2020 through November 9, 2020, we issued and sold an additional 1,077,748 shares at a weighted average price per share of $1.16 at-the-market pursuant to the ATM Sales Agreement for $1.2 million in net proceeds.
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

Clinical Development Program
We are conducting the following clinical trials investigating eganelisib in solid tumors:
MARIO-275 (MAcrophage Reprogramming in Immuno-Oncology)
MARIO-275 is our global, randomized, controlled Phase 2 study designed to evaluate the effect of adding eganelisib to nivolumab, also known as Opdivo®, in approximately 160 checkpoint-naïve advanced urothelial cancer, or UC, patients whose cancer has progressed or recurred following treatment with platinum-based chemotherapy. In May 2020, we voluntarily paused enrollment in the study following a planned review by the Independent Data Monitoring Committee, or IDMC, where liver enzyme elevations of Grade 3 or higher were seen in seven of 42 patients. We implemented a dose reduction of eganelisib from 40 mg daily, or QD, to 30 mg QD and have observed a reduction in liver enzyme elevations. In September 2020, the IDMC indicated that the risk/benefit to patients supported resumption of enrollment and continued evaluation of eganelisib plus nivolumab in second line urothelial cancer following cisplatin treatment. We continue to evaluate the forty-nine previously enrolled patients across safety and time-to-event measures, including progression free survival and overall survival, and intend to determine next steps by the end of the year. Such steps may include re-opening enrollment in MARIO-275 or leveraging the clinical and translational insights from patients enrolled to date to design a follow on study.
We entered into a clinical supply agreement in November 2018 with Bristol Myers Squibb under which it has agreed to supply nivolumab at no cost for our use in MARIO-275. The U.S. Food and Drug Administration, or FDA, has granted Fast Track Designation for eganelisib in combination with nivolumab for the treatment of advanced urothelial cancer.
MARIO-3
We are enrolling patients in MARIO-3, a multi-arm Phase 2 study designed to evaluate eganelisib in the front-line setting for triple negative breast cancer, or TNBC, and renal cell carcinoma, or RCC. One cohort of the study is evaluating eganelisib in combination with atezolizumab, also known as Tecentriq®, and nab-paclitaxel, also known as Abraxane®, in up to approximately 60 patients with front-line TNBC. The second cohort is evaluating eganelisib in combination with atezolizumab and bevacizumab, also known as Avastin®, in up to approximately 30 patients with front-line RCC. MARIO-3 is intended to evaluate whether eganelisib can improve upon the response rates of these regimens in patients with unmet needs. We intend to present initial data from the TNBC cohort at the 2020 San Antonio Breast Cancer Symposium in December 2020, or SABCS.
The FDA has granted Fast Track designation for eganelisib in combination with a checkpoint inhibitor and chemotherapy for the treatment of patients with inoperable locally advanced or metastatic TNBC. F. Hoffmann-La Roche Ltd., or Roche, has agreed to supply atezolizumab and bevacizumab at no cost for use in MARIO-3. Enrollment in the RCC cohort is now complete, and we expect to provide an update on enrollment expectations for the TNBC cohort at SABCS.
MARIO-1
Enrollment is complete in MARIO-1, our Phase 1/1b clinical study designed to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics, and activity for eganelisib — both as a monotherapy and in combination with nivolumab — in 219 patients with advanced solid tumors. We intend to present data from the melanoma cohort and the squamous cell cancer of the head and neck, or SCCHN, cohort at the 35th Anniversary Annual Meeting of the Society for Immunotherapy of Cancer, or SITC, in November 2020. These cohorts were designed to evaluate the clinical benefit of eganelisib in combination with nivolumab in patients not expected to respond to checkpoint inhibitors, including those patients who progressed on a checkpoint inhibitor as the immediate prior therapy.
Arcus Collaboration Trial
Arcus Biosciences, Inc., or Arcus, is currently enrolling patients in its Phase 1/1b collaboration study designed to evaluate a novel triple regimen of eganelisib in combination with etrumadenant, or AB928, Arcus’s dual adenosine receptor antagonist, and liposomal doxorubicin chemotherapy, also known as Doxil®, in up to approximately 40 patients with previously treated, advanced TNBC. Arcus intends to present data from this study in December at SABCS. Etrumadenant is an orally bioavailable antagonist of adenosine 2a and 2b receptors. The activation of these receptors by adenosine interferes with the activity of key populations of immune cells and inhibits the body’s optimal anti-tumor immune response. By blocking these receptors, etrumadenant has the potential to reverse adenosine-induced immune suppression within the tumor microenvironment. As both macrophages and high adenosine levels are believed to play critical roles in creating an immunosuppressive tumor microenvironment in cancer after treatment with chemotherapy, the novel triplet immuno-oncology combination being evaluated in this setting represents a potentially promising approach to treating TNBC.

Business Update Regarding COVID-19
In December 2019, a novel strain of coronavirus surfaced causing the respiratory disease COVID-19. This disease has spread worldwide and was deemed a “pandemic” by the World Health Organization on March 11, 2020. The following guidance regarding the impact of the COVID-19 pandemic on our business operations is highly uncertain and subject to change. We cannot know with certainty what the ultimate impact of the pandemic will be.
We are continuing to evaluate enrollment trends in our studies as well as the impact of COVID-19 on our clinical programs. Patients enrolled on MARIO-275, MARIO-3 and MARIO-1 have continued treatment and study visits with limited disruption to date, and we are working closely with trial sites to support the continued treatment of patients in compliance with study protocols. New patient screening and enrollment are being assessed on a case-by-case basis and are ongoing for the TNBC cohort in MARIO-3. There are no anticipated disruptions to drug supply. The safety and well-being of our employees remains a top priority, and we are working to mitigate risk while minimizing disruptions through our work-from-home policy. We are well suited to operate remotely as a clinically focused company.
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
In July 2010, we entered into a development and license agreement with Intellikine, Inc., or Intellikine, under which we obtained rights to discover, develop and commercialize pharmaceutical products targeting the gamma and/or delta isoforms of PI3K, including eganelisib and duvelisib, an oral, dual inhibitor of PI3K delta and gamma. We licensed our rights related to the development of duvelisib to Verastem Inc., or Verastem, in 2016. In 2020, Verastem completed a disposition of its rights, title, and interest in and to duvelisib to Secura Bio, Inc., or Secura Bio, wherein Secura Bio assumed all liabilities and obligations under, and Verastem assigned to Secura Bio, the license agreement with Verastem. In January 2012, Intellikine was acquired by Takeda Pharmaceutical Company Limited, or Takeda. In December 2012, we amended and restated our development and license agreement with Takeda and further amended the agreement in July 2014, September 2016, July 2017, and March 2019. We refer to the amended and restated development and license agreement, as amended, as the Takeda Agreement. We are obligated to pay Takeda up to $3.0 million in remaining success-based development milestone payments and up to $165.0 million in remaining regulatory and commercialization success-based milestone payments, for one product candidate other than duvelisib, which could be eganelisib.
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
We have retained our rights under the PellePharm Agreement to receive up to $9.0 million in remaining regulatory and commercial-based milestone payments through the first commercial sale of a Hedgehog Product. We earned a $2.0 million milestone payment for PellePharm’s initiation of a Phase 3 study of a Hedgehog Product that fully enrolled in 2019. PellePharm is also obligated to pay us up to $37.5 million in success-based milestone payments upon the achievement of certain annual net sales thresholds, as well as a share of certain revenue received by PellePharm in the event that PellePharm sublicenses its rights under the PellePharm Agreement. Additionally, under the BVF Funding Agreement, we are eligible to receive a $5.0 million milestone payment from the Buyer based on the outcome of PellePharm’s ongoing Phase 3 clinical trial of patidegib topical gel in Gorlin syndrome.

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
For a further description of our strategic alliances, collaborations, and other arrangements with BVF, PellePharm, Takeda, Verastem, Secura Bio, and others, see Note 9, Note 10, and Note 12 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and our prior disclosure included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the U.S. Securities and Exchange Commission, or SEC, on March 3, 2020, which we refer to as our 2019 Annual Report on Form 10-K.
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
Other Income and Expense
Other income and expense typically consist of interest earned on cash, cash equivalents and available-for-sale securities, non-cash interest expense, and changes in fair value of warrant liability.
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
There have been no material changes to our critical accounting policies during the nine months ended September 30, 2020. Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2019 Annual Report on Form 10-K for a discussion of our critical accounting policies and significant judgments and estimates.

Results of Operations
The following table summarizes our results of operations for each of the three and nine months ended September 30, 2020 and 2019, together with the change in these items in dollars and as a percentage:

	Three Months Ended September 30,		$ Change	% Change
	2020	2019
	(in thousands)
Royalty revenue	$496	$343	$153	45%
Research and development expense	6,112	7,076	(964)	(14)%
General and administrative expense	2,930	3,641	(711)	(20)%
Royalty expense	299	207	92	44%
Investment and other income (expense)	(63)	299	(362)	(121)%
Interest expense	(38)	(1,135)	1,097	(97)%
Related party interest expense	(588)	—	(588)	—%

	Nine Months Ended September 30,		$ Change	% Change
	2020	2019
	(in thousands)
Collaboration revenue	$—	$2,000	$(2,000)	(100)%
Royalty revenue	1,283	741	542	73%
Research and development expense	19,582	18,918	664	4%
General and administrative expense	9,191	10,810	(1,619)	(15)%
Royalty expense	774	7,123	(6,349)	(89)%
Investment and other income	173	906	(733)	(81)%
Interest expense	(115)	(2,525)	2,410	(95)%
Related party interest expense	(1,687)	—	(1,687)	—%
Income taxes benefit	—	54	(54)	(100)%

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
Research and Development Expense
Research and development expense decreased for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 due to a combination drug purchase during the third quarter of 2019. Research and development expense is comparable for the nine months ended September 30, 2020 and the nine months ended September 30, 2019.

We began to track and accumulate expenses by major program starting on January 1, 2006. These expenses primarily relate to payroll and related expenses for personnel working on our programs, process development and manufacturing, preclinical toxicology studies, clinical trial costs and allocated costs of facilities. During the three and nine months ended September 30, 2020, we estimate that we incurred $6.1 million and $19.6 million, respectively, on eganelisib. During the three and nine months ended September 30, 2019, we estimate that we incurred $7.1 million and $18.9 million, respectively, on eganelisib. From January 1, 2006 through September 30, 2020, we estimate that we incurred $676.2 million on our PI3K inhibitor program, including eganelisib and duvelisib.
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
General and Administrative Expense
General and administrative expense decreased for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 primarily related to a reduction of $0.4 million in professional services and a decrease in consulting of $0.2 million. General and administrative expense decreased for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 primarily related to a decrease of $0.5 million related to a reduction in stock compensation, a decrease in consulting of $0.5 million, and a decrease in professional services of $0.4 million.
Royalty Expense
Royalty expense for the three months ended September 30, 2020 and 2019 included the Trailing Mundipharma Royalties of $0.2 million in both years. Royalty expense decreased for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 primarily due to the $6.7 million paid to Takeda in March 2019 in relation to the upfront proceeds received under the HCR Agreement (see Note 12 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
Investment and Other Income (Expense)
Investment and other income decreased for the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019 primarily as a result of lower yields on our cash and investments and an increase in the fair value of our warrant liability related to the BVF Funding Agreement.

Interest Expense
Interest expense for the three and nine months ended September 30, 2020 and 2019 was due to non-cash interest expense related to the sale of future royalties in relation to the HCR Agreement, which we recognized as a liability that is being amortized using the effective interest method over the life of the arrangement.
Related Party Interest Expense
Related party interest expense for the three and nine months ended September 30, 2020 was due to non-cash interest expense related to the sale of future royalties in relation to the BVF Funding Agreement, which we recognized as a liability that is being amortized using the effective interest method over the life of the arrangement (see Note 10 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
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
The following table summarizes the components of our financial condition:

	September 30, 2020	December 31, 2019
	(in thousands)
Cash, cash equivalents and available-for-sale securities	$41,285	$42,444
Working capital	33,641	34,883

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Cash provided by (used in):
Operating activities	$(27,229)	$(32,655)
Investing activities	(2,588)	(21,741)
Financing activities	26,085	27,683
Cash Flows
For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, our cash used in operating activities decreased primarily due to our payment to Takeda related to the HCR Agreement during the nine months ended September 30, 2019. Our cash used in operating activities in future periods may vary significantly.
Net cash used in investing activities for the nine months ended September 30, 2020 primarily included purchases of available-for-sale securities of $37.5 million and proceeds of $34.9 million from maturities of available-for-sale securities. Net cash used in investing activities for the nine months ended September 30, 2019 primarily included purchases of available-for-sale securities of $37.7 million and proceeds of $17.5 million from maturities of available-for-sale securities.
Net cash provided by financing activities for the nine months ended September 30, 2020 was due to $19.6 million in net proceeds from the sale of future royalties due to us from BVF (see Note 10 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) and $6.5 million in net proceeds from our at-the-market facility (see “Common Stock Sales Facility”). Net cash provided by financing activities for the nine months ended September 30, 2019 included $27.6 million in net proceeds from the sale of future royalties due to us from Verastem (see Note 9 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).

Operating Capital Requirements
As of September 30, 2020, we had cash, cash equivalents and available-for-sale securities of $41.3 million. We believe that our existing cash, cash equivalents and available-for-sale securities at September 30, 2020 will be adequate to satisfy our capital needs for at least the next twelve months from the issuance date of these financial statements based on our current operational plans. We expect to continue to spend significant resources to fund the development and potential commercialization of eganelisib and to incur significant operating losses for the foreseeable future.
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
•regulatory and commercial-based milestone payments from PellePharm under the license agreement we entered into with PellePharm related to the development and commercialization of patidegib, the hedgehog inhibitor we licensed to PellePharm under the PellePharm Agreement; and
•milestone payments related to commercial sales of products containing duvelisib (Copiktra®), or Licensed Products, we might receive under the purchase and sale agreement, or HCR Agreement, we entered into with HCR or any additional royalties we might receive from Secura Bio, if such rights reverted to us in accordance with the HCR Agreement upon satisfaction of our obligations to HCR thereunder;
•the timing and amount of additional royalty and milestone payments owed to Takeda based on sales of Licensed Products by Secura Bio;
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

Common Stock Sales Facility
On June 28, 2019, we entered into a Capital on Demand Sales Agreement with JonesTrading Institutional Services LLC, or JonesTrading, and on July 29, 2019 we amended and restated the sales agreement to add B. Riley FBR, Inc., or B. Riley FBR, as a party to the agreement. We refer to the amended and restated sales agreement as the ATM Sales Agreement. Pursuant to the ATM Sales Agreement we may offer and sell shares of our common stock having an aggregate offering price of up to $20.0 million from time to time through JonesTrading or B. Riley FBR, each acting as our sales agent. We have agreed to pay commissions to the sales agents for their services in acting as agents in the sale of our common stock in the amount of up to 3.0% of the gross proceeds from sales of our common stock pursuant to the ATM Sales Agreement. Sales of shares of our common stock under the ATM Sales Agreement may be made in sales deemed to be “at the market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. With our prior written approval, JonesTrading or B. Riley FBR may also sell the shares by any other method permitted by law, including in negotiated transactions. We, JonesTrading, or B. Riley FBR may suspend or terminate the offering of shares upon notice to the other party and subject to other conditions. During the three and nine months ended September 30, 2020 we issued and sold 5,647,943 shares of common stock at a weighted average price per share of $1.18 at-the-market pursuant to the ATM Sales Agreement for $6.5 million in net proceeds. From October 1, 2020 through November 9, 2020, we issued and sold an additional 1,077,748 shares at a weighted average price per share of $1.16 at-the-market pursuant to the ATM Sales Agreement for $1.2 million in net proceeds.
Off-Balance Sheet Arrangements
Since inception, we have not engaged in any off-balance sheet financing activities, including the use of structured finance, special purpose entities or variable interest entities.
Item 3.Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4.Controls and Procedures
Our management, with the participation of our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our principal executive and financial officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We have no approved products, have generated no product revenue from sales, and have primarily incurred operating losses. As of September 30, 2020, we had an accumulated deficit of $755.7 million. We expect to continue to spend significant resources to fund eganelisib, our selective inhibitor of phosphoinositide-3-kinase, or PI3K-gamma. While we may have net income in some periods as the result of non-recurring collaboration revenue, we expect to incur substantial operating losses over the next several years as our clinical trial and drug manufacturing activities continue. In addition, if we proceed to seek and possibly obtain regulatory approval of eganelisib, we would expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution, to the extent such sales, marketing, manufacturing and distribution are not the responsibility of a future collaborator. As a result, we expect that our accumulated deficit would also increase significantly.
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
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time consuming, expensive and uncertain process that takes years to complete. We will need substantial additional funds to support our planned operations. In the absence of additional funding or business development activities, we believe that our existing cash, cash equivalents and available-for-sale securities at September 30, 2020 will be adequate to satisfy our current operating plans for at least the next twelve months from the issuance date of these financial statements based on our current operational plan.
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
•regulatory and commercial-based milestone payments from PellePharm, Inc., or PellePharm, under the license agreement we entered into with PellePharm related to the development and commercialization of patidegib, the hedgehog inhibitor we licensed to PellePharm under the PellePharm Agreement; and
•milestone payments related to commercial sales of products containing duvelisib (Copiktra®), or Licensed Products, we might receive under the purchase and sale agreement, or HCR Agreement, we entered into with HealthCare Royalty Partners III, L.P., or HCR, or any additional royalties we might receive from Secura Bio, Inc., or Secura Bio, if such rights reverted to us in accordance with the HCR Agreement upon satisfaction of our obligations to HCR thereunder. In August 2020, Secura Bio and Verastem entered into a definitive sales agreement for Verastem’s global and commercial development rights to Licensed Products. Verastem acquired these rights in 2016 pursuant to a license agreement between Verastem and us. We now refer to this license agreement as the Secura Bio Agreement;
•the timing and amount of additional royalty and milestone payments owed to Takeda Pharmaceuticals Company Limited, or Takeda, based on sales of Licensed Products by Secura Bio;

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
We may seek additional funding through public or private financings of equity or debt securities, but such financing may not be available on acceptable terms, if at all. If we raise additional funds through the issuance of additional debt or equity securities, it could result in dilution to our existing stockholders, increased fixed payment obligations and the existence of securities with rights that may adversely affect the rights of our existing stockholders including liquidation or other preferences and anti-dilution protections. For example, during the fiscal quarter ended September 30, 2020, we sold 5,647,943 shares of common stock at a weighted average price per share of $1.18 under our common stock sales facility for $6.5 million in net proceeds.
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
In December 2019, a novel strain of coronavirus emerged in China causing the disease COVID-19. This disease has spread worldwide and was deemed a “pandemic” by the World Health Organization on March 11, 2020. The governor of Massachusetts, where our offices are located, issued a “stay-at-home order” effective March 24, 2020, requiring all “non-essential” businesses to close their physical workplaces and facilities and encouraging individuals to stay in their homes as much as possible. Similar restrictions were put in place by governments throughout the world. We have highlighted the key risks associated with the COVID-19 pandemic on our operations throughout these risk factors, including without limitation the following:
•The COVID-19 pandemic may materially and adversely affect our clinical trial operations and our financial results. We are conducting our clinical trials at sites in geographies seriously impacted by the COVID-19 pandemic. We are continuing to evaluate enrollment trends in our studies as well as the impact of COVID-19 on our clinical programs. Patients currently enrolled on MARIO-275, MARIO-3 and MARIO-1 have continued treatment and study visits with limited disruption to date, and we are working closely with trial sites to support the continued treatment of patients in compliance with study protocols. New patient screening and enrollment are being assessed on a case-by-case basis and are ongoing in MARIO-3 TNBC cohort. There are no anticipated disruptions to drug supply.
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

•Our work-from-home policy has enabled our employees to work remotely, but childcare and other household logistic complications due to COVID-19 social distancing requirements may negatively impact the efficiency or effectiveness of our employees who are also caregivers and the hours that they can commit under our work-from-home policy. We have limited any unnecessary travel for all employees for the foreseeable future. Large scientific or medical meetings that we would normally anticipate attending are now being hosted virtually.
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
Eganelisib is an inhibitor of the gamma isoform of PI3K. We believe it is the only PI3K-gamma selective inhibitor in clinical trials, although we believe AstraZeneca plc and Arcus Biosciences, Inc. are each in pre-clinical development of their PI3K-gamma selective inhibitors, AZD3458 and AB610, respectively. Many competitors are developing or commercializing therapies targeting macrophage biology, including the following competitors, which we believe to be conducting clinical studies of product candidates targeting one or more aspects of macrophage biology: AbbVie Inc., Alligator Bioscience AB, Amgen Inc., Apexigen Inc., Arcus Biosciences, Inc., Array Biopharma, Inc., AstraZeneca plc, BioNTech US, Bristol Myers Squibb (through its collaboration with Five Prime Therapeutics, Inc.), Celgene Corporation, Deciphera Pharmaceuticals, Inc., Eisai Co., Ltd., Eli Lilly and Company, EpicentRx Inc., F. Hoffmann-La Roche Ltd, Gilead Sciences Inc. through its acquisition of Forty Seven Inc., GlaxoSmithKline plc, Incyte Corporation (through its collaboration with Calithera Inc.), INmuneBio, Inc., Innate Pharma, S.A., Janssen Research & Development, LLC, a subsidiary of Johnson&Johnson, NextCure, Inc., Novartis International AG , Pfizer Inc., Plexxikon Inc., Seattle Genetics, Inc., Secura Bio, Inc., Surface Oncology, Inc., Syndax Pharmaceuticals, Inc., Syntrix Biosystems, Inc., Takeda Pharmaceuticals International, Inc., Tempest Therapeutics, Inc., Trillium Therapeutics Inc., Vaccinex, Inc., Vigeo Therapeutics, Inc., X4 Pharmaceuticals, Inc., and XBiotech, Inc.
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
We currently have worldwide development and commercialization rights to eganelisib. We license certain patent and other intellectual property rights under our agreement with Takeda, which we refer to as the Takeda Agreement, to discover, develop and commercialize pharmaceutical products targeting the delta and/or gamma isoforms of PI3K, including eganelisib and duvelisib. We have also licensed or sublicensed certain of our intellectual property rights to third parties, including our exclusive license of worldwide rights to develop and commercialize duvelisib to Secura Bio pursuant to the Secura Bio Agreement. We may in the future seek other third-party collaborators. The success of a strategic alliance with any partner is largely dependent on the resources, efforts, technology and skills brought to such alliance by such partner. The benefits of such alliances will be reduced or eliminated if any such partner:
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
We currently have rights to certain intellectual property through the Takeda Agreement to develop eganelisib and other product candidates that we may in the future develop under our PI3K inhibitor program. In addition, we have rights to certain intellectual property through the Takeda Agreement that we have exclusively licensed to Secura Bio pursuant to the Secura Bio Agreement. We may decide to license additional third-party technology that we deem necessary or useful for our business. However, we may be unable to acquire or in-license any compositions, methods of use, processes or other intellectual property rights from third parties that we identify as necessary for eganelisib at a reasonable cost, or at all. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us.

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
We are party to several license agreements under which we license patent rights and other intellectual property related to our business including the Takeda Agreement, under which we obtained rights to discover, develop and commercialize pharmaceutical products targeting the delta and/or gamma isoforms of PI3K, including eganelisib and duvelisib. We may enter into additional license agreements in the future. For example, pursuant to the Takeda Agreement, we paid a $2.0 million success-based milestone payment to Takeda in October 2019 associated with MARIO-275. We are obligated to pay Takeda up to $3.0 million in remaining success-based development milestone payments and up to $165.0 million in remaining regulatory and commercialization success-based milestone payments for one product candidate other than duvelisib, which could be eganelisib. Our license agreements impose, and we expect that future license agreements will impose, various diligence, milestone payment, royalty, insurance and other obligations on us. If we fail to comply with our obligations under these licenses, our licensors may have the right to terminate these license agreements, in which event we might not be able to market eganelisib or any other product candidate that is covered by these agreements, or our licensors may convert the license to a non-exclusive license, which could adversely affect the value of eganelisib or any other product candidate being developed under the license agreement. Termination of these license agreements or reduction or elimination of our licensed rights may also result in our having to negotiate new or reinstated licenses with less favorable terms. For example, if we fail to use diligent efforts to develop and commercialize products licensed under the Takeda Agreement, or if Secura Bio materially breaches the Secura Bio Agreement, we could lose our license rights under the Takeda Agreement, including rights to eganelisib.
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
Claims by third parties of intellectual property infringement are costly and distracting, and could deprive us of valuable rights we need to develop or commercialize eganelisib and any product candidate that we might develop in the future or impact the commercialization of duvelisib and the royalties owed to us under the Secura Bio Agreement.
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

While we are not currently aware of any litigation or third-party claims of intellectual property infringement related to eganelisib or duvelisib, the biopharmaceutical industry is characterized by extensive litigation regarding patents and other intellectual property rights. Other parties may obtain patents and claim that the use of our or Secura Bio’s technologies infringes these patents or that we or Secura Bio are employing their proprietary technology without authorization. We or Secura Bio could incur substantial costs and diversion of management and technical personnel in defending against any claims that the manufacture and sale of our potential products or use of our or Secura Bio’s technologies infringes any patents, or defending against any claim that we or Secura Bio are employing any proprietary technology without authorization. The outcome of patent litigation is subject to uncertainties that cannot be adequately quantified in advance, including the demeanor and credibility of witnesses and the identity of the adverse party, especially in pharmaceutical patent cases that may turn on the testimony of experts as to technical facts upon which experts may reasonably disagree. In the event of a successful claim of infringement against us, we or Secura Bio may be required to:
•pay substantial damages;
•stop developing, manufacturing and/or commercializing eganelisib or duvelisib (as applicable);
•develop non-infringing product candidates, technologies and methods; and
•obtain one or more licenses from other parties, which could result in our or Secura Bio paying substantial royalties or the granting of cross-licenses to our or Secura Bio’s technologies.
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
Existing and future legislation may increase the difficulty and cost for us and any future collaborators to obtain marketing approval of and commercialize eganelisib or any product candidates we may develop and affect the prices we, or they, may obtain.
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
•our entry into key agreements, including those related to the acquisition or in-licensing of new programs, or the termination of key agreements, including the Takeda Agreement or the Secura Bio Agreement;
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

Our common stock is currently listed for quotation on the Nasdaq Global Select Market. We are required to meet specified requirements in order to maintain our listing on the Nasdaq Global Select Market, including, among other things, a minimum bid price of $1.00 per share. On July 1, 2020, we received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market, LLC, or Nasdaq, notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below $1.00 per share, which is the minimum closing price required to maintain continued listing on the Nasdaq Global Select Market under Nasdaq Listing Rule 5450(a)(1), or the Minimum Bid Requirement. We had 180 days to regain compliance by maintaining a minimum bid price of at least $1.00 for a minimum of ten consecutive business days. On August 24, 2020, the Company received a letter from Nasdaq notifying the Company that it had regained compliance with the Minimum Bid Requirement and that the matter was closed.
We could fall out of compliance with the Minimum Bid Requirement again in the future. If we fail to satisfy the Nasdaq Global Select Market’s continued listing requirements, including the Minimum Bid Requirement, we may transfer to the Nasdaq Capital Market, which generally has lower financial requirements for initial listing, to avoid delisting, or, if we fail to meet its listing requirements, the OTC Bulletin Board. A transfer of our listing to the Nasdaq Capital Market or having our common stock trade on the OTC Bulletin Board could adversely affect the liquidity of our common stock. Any such event could make it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock, and there also would likely be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. We may also face other material adverse consequences in such event, such as negative publicity, a decreased ability to obtain additional financing, diminished investor and/or employee confidence, and the loss of business development opportunities, some or all of which may contribute to a further decline in our stock price.
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
To our knowledge, based on the number of shares of our common stock outstanding on November 3, 2020, stockholders beneficially owning 5% or more of our common stock, as well as our executive officers, directors, and their respective affiliates, beneficially owned in the aggregate approximately 35% of our common stock. These stockholders have the ability to influence our company through this ownership position. For example, as a result of this concentration of ownership, these stockholders, if acting together, may have the ability to affect the outcome of matters submitted to our stockholders for approval, including the election and removal of directors, changes to our equity compensation plans and any merger or similar transaction. This concentration of ownership may, therefore, harm the market price of our common stock by:
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
As of September 30, 2020, we had $41.3 million in cash, cash equivalents and available-for-sale securities. We historically have invested these amounts in money market funds, corporate obligations, U.S. government-sponsored enterprise obligations, and U.S. Treasury securities meeting the criteria of our investment policy, which prioritizes the preservation of our capital. Corporate obligations may include obligations issued by corporations in countries other than the United States, including some issues that have not been guaranteed by governments and government agencies. Our investments are subject to general credit, liquidity, market and interest rate risks and instability in the financial markets. We may realize losses in the fair value of these investments or a complete loss of these investments. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio may have a material adverse effect on our financial results and the availability of cash to fund our operations.

Item 6.Exhibits

	Description	Incorporated by Reference
Exhibit No.		Form	SEC Filing date	Exhibit Number	Filed with this 10-Q
3.1	Restated Certificate of Incorporation of the Registrant, as amended.	10-Q	7/30/2020	3.1
3.2	Amended and Restated Bylaws of the Registrant.	8-K	3/17/2009	3.1
4.1	Form of Common Stock Certificate.	10-K	3/14/2008	4.1
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFINITY PHARMACEUTICALS, INC.
Date: November 9, 2020	By:	/s/ Lawrence E. Bloch, M.D., J.D.
Lawrence E. Bloch, M.D., J.D.
President
(Principal Financial Officer & Principal Accounting Officer)