Form 10-K
period 2020-12-31
INFINITY PHARMACEUTICALS, INC.
filed 2021-03-16
CIK 1113148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2020

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the register public accounting firm that prepared or issued its audit report.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting Common Stock held by non-affiliates of the registrant as of June 30, 2020 was $34,316,849 based on the last reported sale price of the registrant’s Common Stock on the Nasdaq Global Select Market on that date.
Number of shares outstanding of the registrant’s Common Stock as of March 5, 2021: 88,639,741
Documents incorporated by reference:
Portions of our definitive proxy statement to be filed with the Securities and Exchange Commission no later than April 30, 2021 in connection with our 2021 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Information
The following discussion of our financial condition and results of operations contained in this Annual Report on Form 10-K should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. Some of the information contained in this discussion and analysis and set forth elsewhere in this report, including information with respect to our plans and strategies for our business, the possible achievement of clinical development goals and milestones in 2021 and beyond, our future development efforts, our collaborations, and our future operating results and financial position, includes forward-looking statements that involve risks and uncertainties. We often use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and other words and terms of similar meaning to help identify forward-looking statements, although not all forward-looking statements contain these identifying words. You also can identify these forward-looking statements by the fact that they do not relate strictly to historical or current facts. There are a number of important risks and uncertainties that could cause actual results or events to differ materially from those indicated by forward-looking statements made herein. These risks and uncertainties include those inherent in pharmaceutical research and development, such as adverse results in our drug development activities, decisions made by the U.S. Food and Drug Administration, or FDA, and other regulatory authorities with respect to the development and commercialization of our product candidates, our ability to obtain, maintain and enforce intellectual property rights for our product candidates, our dependence on our alliance partners, competition, our ability to obtain any necessary financing to conduct our planned activities and other risk factors described herein. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly the factors discussed below under the heading “Risk Factor Summary,” and the risk factors detailed further in Part I, Item 1A, “Risk Factors,” that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Unless required by law, we do not undertake any obligation to update any forward-looking statements.
Summary of Risk Factors
The risk factors described below are a summary of the principal risk factors associated with an investment in us. These are not the only risks we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. You should carefully consider these risk factors, together with the risk factors set forth in Item 1A of this Annual Report on Form 10-K and the other reports and documents filed by us with the U.S. Securities and Exchange Commission, or the SEC. If any of the following risks occurs, our business, financial condition, and results of operations and future growth prospects could be materially and adversely affected, and the actual outcomes of matters as to which forward-looking statements are made in this report could be materially different from those anticipated in such forward-looking statements.
•We have a history of operating losses, expect to incur significant and increasing operating losses in the future, and may never become profitable, or if we become profitable, we may not remain profitable.
•We will need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate the development of eganelisib or future efforts to commercialize eganelisib. We cannot provide assurances that our estimates regarding expenses, future revenue, capital requirements and needs for additional financing are accurate.
•We cannot provide assurances that our plans with respect to our ongoing and planned clinical trials for our product candidates will succeed, including the timing of these trials and of the anticipated results.
•We are dependent on the success of eganelisib. If we are unable to complete the clinical development of, obtain marketing approval for or successfully commercialize eganelisib, either alone or with a collaborator, or if we experience significant delays in doing so, our business could be substantially harmed.
•If clinical trials of eganelisib fail to satisfactorily demonstrate safety and efficacy to the U.S. Food and Drug Administration, or FDA, and other regulators, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of eganelisib.
•Adverse events or undesirable side effects caused by, or other unexpected properties of, product candidates that we develop may be identified during development and could delay or prevent their marketing approval or limit their use.
•The immuno-oncology industry is characterized by a rapidly changing competitive landscape and a crowded competitive field. We may be unable to compete with larger, more established entities in the field.

•We are reliant on third parties, including collaborators, contract research organizations, manufacturers, and suppliers, to support our business. Should any such third party perform unsatisfactorily or unilaterally end our relationship, such outcome could have a material negative impact on our business and finances.
•Our success depends substantially upon our ability to obtain, maintain and enforce intellectual property rights for the protection of eganelisib. We cannot guarantee the success of our intellectual property position and strategy.
•The COVID-19 pandemic may materially and adversely affect our clinical trial operations, our future supply chain and our financial results.
•We need to attract and retain highly skilled personnel; we may be unable to effectively manage growth with our limited resources.
•Our common stock may have a volatile trading price and low trading volume.
PART I
Item 1. Business
Business Overview
We are a clinical-stage innovative biopharmaceutical company dedicated to developing novel medicines for people with cancer. We combine proven scientific expertise with a passion for developing novel small molecule drugs that target disease pathways for potential applications in oncology. We are focused on advancing eganelisib, also known as IPI-549, an orally administered, clinical-stage, immuno-oncology product candidate that reprograms macrophages through selective inhibition of the enzyme phosphoinositide-3-kinase-gamma, or PI3K-gamma. We have worldwide development and commercialization rights to eganelisib and we believe eganelisib is the only PI3K-gamma selective inhibitor currently being investigated in clinical trials.
Selective inhibition of PI3K-gamma by eganelisib has been shown in preclinical studies to reprogram macrophages from a pro-tumor, immunosuppressive function, to an anti-tumor, immune activating function and to enhance the activity of, and overcome resistance to, checkpoint inhibitors. These preclinical findings indicate that eganelisib may have the potential to treat a broad range of solid tumors and represents a potentially additive or synergistic approach to restoring anti-tumor immunity in combination with other immunotherapies such as checkpoint inhibitors. Further, preclinical studies showed that eganelisib significantly inhibits the regrowth of tumors that can occur following treatment with chemotherapy.
Preclinical Rationale for Development of Eganelisib: Targeting the Immunosuppressive Microenvironment in Solid Tumors
Role of PI3K-gamma in Cancer Growth and Survival
The body’s immune system is responsible for fighting infections and disease, including cancer, and helping the body to heal. The immune system functions by identifying and destroying foreign cells and substances within the body. When confronted by pathogens or disease, an early response of the body’s immune system comes in the form of macrophages, a type of white blood cell that produces pro-inflammatory proteins called cytokines. These cytokines activate T cells, another type of immune cell, to attack the threat to the body’s health. The macrophages then transition to producing other types of cytokines that dampen T cell activation and promote tissue growth, which, in turn, stimulates repair of the affected tissue.

Cancer cells arise from normal cells that have changed in a way that allows them to grow in an unregulated manner. Cancer cells are not always recognized by the body’s immune system as foreign cells that should be destroyed. However, even if cancer cells are recognized by the immune system, both normal homeostatic and cancer cell-induced mechanisms exist to dampen this immune response, including upregulation of “checkpoint proteins,” such as programmed death receptor 1, or PD-1, on T cells and programmed-death ligand 1, or PD-L1, on tumor and immune cells. Additionally, in solid tumors there exists a tumor microenvironment, or TME, which refers to the non-cancerous cells present in the tumor. Cells within the TME, including macrophages, can suppress the body’s immune response and provide signals to cancer cells that facilitate tumor growth. The presence of the supportive TME is thought to be one reason why some cancer therapies, including checkpoint inhibitors, have shown limited efficacy and durability to date. PI3K-gamma expression is restricted to the myeloid cell compartment within the TME, including tumor-associated macrophages and myeloid-derived suppressor cells, or MDSCs, where it plays a key role in maintaining the immunosuppressive function of these cells. Targeting these pro-tumor, immunosuppressive cells represents an emerging approach within the field of cancer immunotherapy, and inhibition of PI3K-gamma by eganelisib represents a novel approach to targeting this immunosuppressive microenvironment that would be nonredundant and complementary to current approaches such as checkpoint inhibitor therapy.
Anti-Tumor Activity of Eganelisib in Preclinical Models
Our preclinical research has demonstrated that blockade of PI3K-gamma by treatment with eganelisib leads to a shift in the type of macrophages present in the TME from macrophages associated with suppression of the immune system’s anti-tumor immune response, known as M2 macrophages, to macrophages that are supportive of an anti-tumor immune response, known as M1 macrophages. In preclinical studies, treatment with eganelisib in tumor models was shown to increase the M1 to M2 macrophage ratio, the number of T cells that attack the tumor, and the production of pro-inflammatory, anti-tumor cytokines. The body’s natural defense to prevent an over-active immune response involves upregulation of checkpoint proteins, including the upregulation of PD-L1 in response to T cell dependent interferon-gamma signaling. Blocking the PD-1/PD-L1 axis with a checkpoint inhibitor in combination with eganelisib both expanded the number of anti-tumor T cells and enhanced the anti-tumor activity of expanded T cells in preclinical models.

Preclinical studies to investigate the anti-tumor activity of eganelisib have demonstrated dose-dependent, single-agent anti-tumor activity in multiple solid tumor models, including syngeneic models of lung cancer, colon cancer and breast cancer. Additionally, in preclinical models, treatment with eganelisib in combination with a checkpoint inhibitor showed greater tumor growth inhibition and extended survival, including a greater number of complete tumor regressions, compared to treatment with either eganelisib or the checkpoint inhibitor alone. The combination treatment resulted in long-lasting anti-tumor immune memory as evidenced by the lack of tumor growth when animals were re-challenged post-treatment with the same tumor cells in the absence of any treatment.

Overcoming Resistance to Checkpoint Inhibition
In recent years, checkpoint inhibitors, or CPIs, have shown promising results as a treatment for multiple types of cancer, but most patients do not respond, and most who do respond eventually become resistant to and require treatment with an additional therapy. Our preclinical studies in a number of tumor models demonstrated that resistance to checkpoint inhibition is associated with increased numbers of tumor-associated macrophages and is directly mediated by the immunosuppressive activity of these macrophages on T cells. Furthermore, the data demonstrated that inhibition of PI3K-gamma by eganelisib reprograms macrophages to a less immunosuppressive state, enhanced anti-tumor cytotoxic T cell activity, and restored sensitivity to checkpoint inhibitors. These data demonstrated that eganelisib treatment was able to reverse the lack of response to checkpoint inhibitors in models that were refractory to checkpoint inhibitor therapy due to the presence of enhanced numbers of immunosuppressive macrophage.
Eganelisib Clinical Development Program
MARIO-275 (MAcrophage Reprogramming in Immuno-Oncology)
On February 11, 2021, we presented data at the American Society of Clinical Oncology Genitourinary Cancers Symposium, or ASCO GU, from MARIO-275, our global, randomized, placebo-controlled Phase 2 study evaluating the effect of adding eganelisib to nivolumab, also known as Opdivo®, in checkpoint-naïve advanced urothelial cancer, or UC, patients whose cancer has progressed or recurred following treatment with platinum-based chemotherapy. The greatest benefit of the combination therapy was observed in the PD-L1 low patient population (n=23), with improvement over nivolumab monotherapy (n=7) in overall response rate, or ORR, (26% vs. 14%); disease control rate, or DCR (57% vs. 14%); and best responses of complete response, or CR (9% vs. 0%), and stable disease (SD) (30% vs. 0%).
PD-L1 low patients demonstrated an extended progression free survival, or PFS, with a hazard ratio of 0.54, which reflects a 46% reduction in probability of disease progression (median PFS of 9.1 weeks on combination arm versus 7.9 weeks on the nivolumab plus placebo arm).
Cit: Tomczak et al. ASCO Genitourinary Cancers Symposium 2021.

Additionally, 58% (11 of 19) of PD-L1 low patients in the combination arm achieved a reduction in tumor burden compared to 17% (1 of 6) in the nivolumab plus placebo arm, as illustrated in the waterfall plot below.

Best Percent Change in Tumor Volume of Target Lesion (N=40)

Reduction of Tumor Burden in 58% (11/19) of PD-L1(-) Eganelisib + Nivolumab Patients vs 17% (1/6) of PD-L1(-) Placebo + Nivolumab Patients

PD-L1 Negative
Other: PD-L1 Positive+ or Unknown
120%
100%
80%
60%
40%
20%
0%
-20%
-40%
-60%
-80%
-100%
Change from Baseline (%)
Disease Progression
Partial Response
Eganelisib + Nivolumab
Placebo + Nivolumab

MARIO-275: 75% (30 of 40 evaluable for PD-L1 status) of patients were PD-L1(-)

CheckMate-275: 54% (143 of 265 evaluable for PD-L1 status) of patients were PD-L1(-)

Cit: Tomczak et al. ASCO Genitourinary Cancers Symposium 2021.
In the overall population, data from patients in the combination arm demonstrated an increase over the nivolumab plus placebo arm in ORR (30% vs. 25%); DCR (55% vs. 31%); and best responses of CR (12% vs. 6%), and SD (24% vs. 6%). Additionally, patients were stratified by MDSC level in MARIO-275, but no meaningful difference was observed between the DCR in the MDSC-high combination arm (29%, n=7) versus the MDSC-high nivolumab plus placebo arm (33%, n=3).
The combination of eganelisib and nivolumab was well tolerated at a 30 mg once daily, or QD, dose, which was reduced from the initial dose of 40 mg QD to address liver enzyme elevations reported at a planned review by the Independent Data Monitoring Committee, or IDMC, for the study. In May 2020, we voluntarily paused enrollment in the study and implemented the dose reduction, and in September 2020, the IDMC supported further exploration of the combination therapy following the successful implementation of the dose reduction. The median average daily dose of eganelisib in the study was 31.5 mg. The most common treatment emergent adverse events, or TEAEs, were pyrexia (33%), decreased appetite (33%), pruritus (24%), rash (24%), and increased alanine aminotransferase (24%). The most common ≥ Grade 3 TEAEs across all doses, all causality, were disease progression (24.2%), hepatotoxicity (24.2%), increased ALT (12.1%), and increased AST (12.1%). No Hy’s Law cases were observed and no Grade 5 TEAEs were reported. “Hy’s law” describes a set of criteria that, when present, indicate that a patient is experiencing a drug-induced liver injury with a 10% to 50% chance of mortality (or need for a liver transplant).
Increased immune activation was observed in eganelisib with nivolumab combination therapy compared to nivolumab plus placebo across PD-L1 low and PD-L1 high patients as measured by increased T cell reinvigoration. Decreased immune suppression was observed in eganelisib with nivolumab combination therapy compared to nivolumab monotherapy across PD-L1 low and PD-L1 high patients as measured by reduced levels of MDSCs.
Based on the data from MARIO-275, we are planning a new registration-enabling study and will not re-open enrollment in MARIO-275.

In 2018, we entered into a clinical supply agreement with Bristol Myers Squibb Company, or BMS, under which BMS has agreed to supply nivolumab for our use in MARIO-275.
    The Unmet Needs of Patients with Urothelial Cancer
Approximately 95% of bladder cancers are urothelial cancer. According to SEER Cancer Statistics Review estimations of 2020 data as of the time of this filing, bladder cancer was estimated to be the sixth most common form of cancer in the U.S., with 81,400 new cases, or 4.5% of all new cancers, and17,980 deaths, or 3% of all cancer deaths. According to a recent meta-analysis of clinical studies investigating PD-L1 status in metastatic UC, the ORR in PD-L1 high UC patients is approximately 25% in contrast to an ORR of 14% for patients with low levels of PD-L1 expression. The patients with low levels of PD-L1 expression have a poorer PFS and a poorer OS relative to the PD-L1 high patients. (Tan WP et al. Bladder Cancer. 2019;5(3):211-223.) Compounding these disparate outcomes, the majority of patients with metastatic UC are PD-L1 low. (Bellmunt J et al. Ann Oncol. 2015;26(4):812-817). Despite significant progress in the advancement of therapeutic options for UC in recent years, including the use of checkpoint inhibitors, there remains an opportunity to improve outcomes.
MARIO-3
On December 9, 2020, we presented data at the 2020 San Antonio Breast Cancer Symposium, or SABCS, from the triple negative breast cancer, or TNBC, cohort of our ongoing MARIO-3 study, a multi-arm Phase 2 study designed to evaluate eganelisib in the front-line setting for TNBC and front-line renal cell carcinoma, or RCC. The TNBC cohort is evaluating eganelisib in combination with atezolizumab, also known as Tecentriq®, and nab-paclitaxel, also known as Abraxane®, in up to 60 patients with front-line TNBC. As of the November 6, 2020 cut-off date for SABCS, we had enrolled 20 of 60 patients, and the seven most recently enrolled patients remained on treatment but had not yet had their first assessment. The poster presented the following findings:
•100% of evaluable patients (n=13) demonstrated tumor reduction with a clinical benefit (disease control rate) in 92% of patients (12/13);
•69.2% (9/13) ORR, with best responses of CR or PR;
•100% (5/5) ORR (CR + PR), with one CR and four PRs observed in PD-L1 high patients; and
•50% (4/8) ORR (CR + PR), with four PRs observed in PD-L1 low patients.

MARIO-3 TNBC Cohort: Best Percent Change in Target Lesion from Baseline

Patient
F
I
D
J
C
K
B
M
H
L
G
A
E
20
10
0
-10
-20
-30
-40
-50
-60
-70
-80
-90
-100
CR
PR
SD
PD
+ PD-L1 positive
- PD-L1 negative
* >40% decrease in target lesion, but PD due to new lesions
** 100% decrease in target lesions, but PR due to presence of non-target lesions

Cit: Hamilton EP et al. 2020 San Antonio Breast Cancer Symposium.
Translational data presented at SABCS are supportive of eganelisib’s immune modulation mechanism with treatment associated with decreased M2 macrophages and MDSCs and increased T cell reinvigoration as measured in peripheral blood. Safety data showed that the triple combination treatment with eganelisib, atezolizumab, and nab-paclitaxel demonstrated safety in line with expectations of the component drugs with no additive or new safety signals. The most common ≥ Grade 3 TEAE were decreased neutrophil count (21.4 percent), diarrhea (14.3 percent), and rash (14.3 percent). Only one patient (7.1 percent) experienced ≥ Grade 3 ALT/AST increase, and this patient had a Grade 3 elevation.
We expect to complete enrollment for the MARIO-3 TNBC cohort in the second half of 2021 and provide updated data in the first and second half of this year.
The second MARIO-3 cohort is evaluating eganelisib in combination with atezolizumab and bevacizumab, also known as Avastin®, in up to 30 patients with front-line RCC. In recent studies investigating atezolizumab and nab-paclitaxel combination therapy in front-line PD-L1 high TNBC patients and investigating atezolizumab and bevacizumab in front-line RCC patients, complete response rates were less than 10%. MARIO-3 is intended to evaluate whether eganelisib can improve upon the response rates of these combination therapies in patients with unmet needs. Enrollment has been completed in the RCC cohort and we expect to present data from the RCC cohort in the first half of 2022.
F. Hoffmann-La Roche Ltd., or Roche, has agreed to supply atezolizumab and bevacizumab for use in MARIO-3.
MARIO-1
Enrollment is complete in MARIO-1, our Phase 1/1b clinical study designed to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics, and activity for eganelisib — both as a monotherapy and in combination with nivolumab — in 224 patients with advanced solid tumors. The study included a dose escalation portion and a combination therapy expansion portion evaluating patients dosed at 40 mg QD of eganelisib in combination with the standard regimen of nivolumab in the following forms of cancer: non-small cell lung cancer, melanoma, squamous cell carcinoma of the head and neck, or SCCHN, TNBC, mesothelioma, adrenocortical carcinoma, and those with high baseline blood levels of MDSCs.
Safety data demonstrated that eganelisib combined with nivolumab was well tolerated at all doses tested, up to the recommended combination therapy expansion dose of eganelisib at 40 mg QD plus the standard regimen of nivolumab. No maximum tolerated dose was determined, and there were no treatment-related deaths. The pharmacokinetic/pharmacodynamic profile of eganelisib (up to the recommended combination expansion dose of 40 mg QD) was unaffected by nivolumab co-administration, and eganelisib in combination with nivolumab reduced immune suppression and increased immune activation, as indicated by analyses of peripheral blood. Additional data demonstrated that eganelisib as a monotherapy was well tolerated at all doses studied up to the recommended dose for monotherapy expansion of 60 mg QD, and that eganelisib as a monotherapy reduced immune suppression and increased immune activation, as indicated by analyses of peripheral blood and paired tumor biopsies.
We provided updated data for the melanoma cohort and SCCHN cohort at the 2021 Annual Meeting of the Society for Immunotherapy of Cancers. Data from both cohorts demonstrate clinical activity of the combination therapy in patients not expected to benefit from checkpoint inhibitor alone, or CPI, having progressed on an immediate prior CPI therapy prior to entering MARIO-1. Safety data from both cohorts indicates the combination therapy was generally well tolerated and associated with a favorable safety profile.
The melanoma cohort achieved a DCR of 52.6% (10 of 19 patients) and an ORR of 21.1% (4 of 19 patients) in patients with immediate prior progression on CPI therapy and two or fewer prior lines of therapies, and reversal of progressive disease in patients with immediate prior treatment with anti-PD1/PD-L1 therapy was observed. Translational data validate the on-mechanism eganelisib effect of decreased immune suppression as measured by MDSC levels, and increased immune activation.
The SCCHN cohort achieved a DCR of 45% (9 of 20 evaluable patients) and an ORR of 10% (2 of 20 evaluable patients) in patients with immediate prior progression on CPI therapy. Patients who had two or fewer prior lines of therapy (n=11) had the greatest clinical benefit with 20% of patients (2 of 10 evaluable patients) achieving a PR.
Arcus Collaboration Trial
In December 2020, Arcus Biosciences, Inc., or Arcus, presented data at SABCS from the Phase 1/1b clinical study collaboration between Infinity and Arcus on ARC-2, a study designed to evaluate each company’s respective drug candidates in up to 40 patients with previously treated, advanced TNBC and ovarian cancer. The ARC-2 SABCS data showed that a novel triple-combination regimen of eganelisib in combination with etrumadenant, Arcus’s dual adenosine receptor antagonist, and liposomal doxorubicin chemotherapy, also known as Doxil®, lead to a meaningful increase in response in TNBC patients. The companies have determined that these findings are sufficient to guide their internal development plans and have decided to close enrollment while allowing existing patients to remain on treatment.
Etrumadenant is an orally bioavailable, highly potent antagonist of the adenosine 2a and 2b receptors. The activation of these receptors by adenosine interferes with the activity of key populations of immune cells and inhibits the body’s optimal anti-tumor immune response. By blocking these receptors, etrumadenant has the potential to reverse adenosine-induced immune suppression within the tumor microenvironment. As both macrophages and high adenosine levels are believed to play critical roles in creating a highly immunosuppressive tumor microenvironment in cancer after treatment with chemotherapy, the novel immuno-oncology combination being evaluated in this setting represents a potentially promising approach to treating TNBC and ovarian cancer.
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
Mundipharma and Purdue

We are obligated to pay Mundipharma International Corporation Limited, or Mundipharma, and Purdue Pharmaceutical Products L.P., or Purdue, a 4% royalty in the aggregate on worldwide net sales of products that were previously subject to our strategic alliance with Mundipharma and Purdue that was terminated in 2012. Such products include eganelisib; duvelisib, or Copiktra®, the PI3K delta,gamma inhibitor we licensed to Verastem, Inc., or Verastem, in 2016; and IPI-926, or patidegib, part of the hedgehog inhibitor program we licensed to PellePharm, Inc., or PellePharm, in 2013. We refer to such royalties as Trailing Mundipharma Royalties. After Mundipharma and Purdue have recovered approximately $260 million in royalty payments from all products that were previously subject to the strategic alliance, which represents the funding paid to us for research and development services performed by us under this strategic alliance, the Trailing Mundipharma Royalties will be reduced to a 1% royalty on net sales in the United States of such products.

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
Under the PellePharm Agreement, PellePharm is obligated to pay us up to $9.0 million in remaining regulatory and commercial-based milestone payments through the first commercial sale of a Hedgehog Product. We earned a $2.0 million milestone payment for PellePharm’s initiation of a Phase 3 study of a Hedgehog Product that fully enrolled in 2019. PellePharm is obligated to pay us up to $37.5 million in remaining success-based milestone payments upon the achievement of certain annual net sales thresholds as well as a share of certain revenue received by PellePharm in the event that PellePharm sublicenses its rights under the PellePharm Agreement.
PellePharm is also obligated to pay us tiered royalties on annual net sales of Hedgehog Products, which are subject to reduction after a certain aggregate funding threshold has been achieved. In January 2020, we entered into a funding agreement, or the BVF Funding Agreement, with BVF Partners, L.P., which we refer to as BVF, and Royalty Security, LLC, a wholly owned subsidiary of BVF, which we refer to as the Buyer. Under the BVF Funding Agreement, the Buyer acquired our interest in all royalty payments based on worldwide annual net sales of patidegib, or the BVF Licensed Product, excluding Trailing Mundipharma Royalties associated with patidegib. We have the option to repurchase this interest, or the Option, subject to certain terms. We have preserved our rights under the PellePharm Agreement to receive milestone payments discussed above subject to the terms and conditions set forth in the PellePharm Agreement. Pursuant to the BVF Funding Agreement, in January 2020 we received $20.0 million, less certain transaction expenses. We will also be entitled to receive a $5.0 million payment from the Buyer if a milestone associated with PellePharm’s ongoing Phase 3 clinical trial of patidegib topical gel is achieved. See Note 10 of the notes to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K for details of the BVF Funding Agreement, including details related to the Option.
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
Verastem was obligated to pay us royalties on worldwide net sales of Licensed Products ranging from the mid-single digits to the high-single digits, a portion of which we are obligated to share with Takeda as described in the section below entitled “Takeda.” Secura Bio assumed these obligations as of October 1, 2020.

On March 5, 2019, we and HealthCare Royalty Partners III, L.P., or HCR, entered into a purchase and sale agreement, or the HCR Agreement, providing for the acquisition by HCR of our interest in certain royalty payments, or the Purchased Assets, based on worldwide annual net sales of Licensed Products pursuant to the Secura Bio Agreement. Following the close of the HCR Agreement, we received $30.0 million, or the HCR Closing Date Payment, less certain transaction expenses. After sharing with Takeda in accordance with the Takeda Amendment, as defined below in the section entitled “Takeda,” we retained $22.5 million in gross proceeds, or approximately $20.9 million in net proceeds. On any date that aggregate royalty payments made to HCR equal the cap amount applicable to such date, or the Cap Date, the HCR Agreement will automatically terminate, and all rights to the royalty stream with respect to the Licensed Product will revert back to us, which we refer to as the Reversion. If the Cap Date has not been achieved by June 30, 2025, there shall be no Cap Date, and the term of the HCR Agreement shall continue through the term of the Secura Bio Agreement. Prior to June 30, 2025, we shall have the right, but not the obligation, at any time prior to the Cap Date, if applicable, to cause the occurrence of the Cap Date (including for the purpose of determining the termination date of the HCR Agreement) by payment to HCR. See Note 9 of the notes to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for details of the HCR transaction.
In addition to the foregoing, Secura Bio is obligated to pay us a royalty of 4% on worldwide net sales of Licensed Products to cover the Trailing Mundipharma Royalties owed by us to Mundipharma and Purdue. Once we have fully reimbursed Mundipharma and Purdue, the Trailing Mundipharma Royalties will be reduced to 1% of net sales in the United States. The Trailing Mundipharma Royalties are payable on a product-by-product basis until the latest to occur of (i) the last-to-expire patent right covering the applicable Licensed Product in the United States, (ii) the last-to-expire patent right covering the manufacture of the applicable Licensed Product in the country of manufacture of such Licensed Product, (iii) the expiration of non-patent regulatory exclusivity for such Licensed Product in the United States and (iv) ten years following the first commercial sale of such Licensed Product in the United States, provided that, upon the expiration of the last-to-expire patent right covering a Licensed Product in the United States, the applicable royalty on net sales for such Licensed Product in the United States will be reduced by 50%. In addition, the Trailing Mundipharma Royalties are subject to reduction by 50% of certain third-party royalty payments or patent litigation damages or settlements which might be required to be paid by Secura Bio if litigation were to arise, with any such reductions capped at 50% of the amounts otherwise payable during the applicable royalty payment period.
The Secura Bio Agreement expires when each party no longer has any obligations to the other party under the Secura Bio Agreement. Secura Bio has the right to terminate the Secura Bio Agreement upon at least 180 days’ prior written notice to us at any time. Either party may terminate the Secura Bio Agreement if the other party materially breaches or defaults in the performance of its obligations. If we terminate the Secura Bio Agreement for Secura Bio’s material breach, patent challenge, or insolvency, or if Secura Bio terminates for convenience, then, at our request and subject to our execution of a waiver of certain types of damages, Verastem will transition the duvelisib program back to us at Secura Bio’s cost. If Secura Bio terminates for our breach or insolvency, Secura Bio will effect a more limited transition of the duvelisib program to us at our request and cost, subject to our execution of a waiver of certain types of damages, and we will thereafter pay to Secura Bio a low single-digit royalty on net sales of Licensed Products.
We and Secura Bio have made customary representations and warranties and have agreed to certain customary covenants, including confidentiality and indemnification.
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

Duvelisib
Pursuant to the Takeda Agreement, prior to March 4, 2019, we were obligated to share equally with Takeda all revenue arising from certain qualifying transactions for duvelisib, including the Secura Agreement, subject to certain exceptions including revenue we receive as reimbursement for duvelisib research and development expenses. By entry into a fourth amendment to the Takeda Agreement on March 4, 2019, or the Takeda Amendment, Takeda consented to the sale of the Purchased Assets to HCR and agreed to forego its rights to an equal share of the royalties due from Secura Bio during the period prior to the Reversion, and has agreed not to seek any payment from HCR with respect to the royalties owed to Takeda. In exchange, we paid Takeda $6.7 million representing 25% of the HCR Closing Date Payment, net of 25% of the expenses incurred by us in connection with the HCR Agreement. In addition, we agreed to pay Takeda 25% of the royalties that would have been payable to us by Secura Bio but for the consummation of the HCR Agreement, which we refer to as the Interim Obligation, and 25% of any milestone payments based on the achievement of certain pre-specified net sales, or Sales Milestone Payments, received.
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
Eganelisib
Pursuant to the Takeda Agreement, in October 2019 we achieved a milestone associated with our MARIO-275 study and paid Takeda a $2.0 million milestone payment. We are further obligated to pay Takeda the remaining $3.0 million success-based development milestone and up to $165.0 million in remaining success-based regulatory and commercial milestones for one product candidate other than duvelisib that inhibits the PI3K pathway, which could be eganelisib.
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

We have thirteen issued or allowed U.S. patents related to our PI3K-gamma program, which expire on various dates between 2033 and 2037, excluding any potential patent term extension. In addition, we have approximately 70 patents and patent applications pending worldwide related to our PI3K-gamma program. Any patents that may issue from our pending patent applications would expire between 2033 and 2041, excluding any potential patent term extension. These patents and patent applications disclose compositions of matter, pharmaceutical compositions, methods of use and synthetic methods.
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
Competition
The pharmaceutical and biotechnology industries are intensely competitive, including the field of immuno-oncology, or IO, within which we are competing directly. Many companies are actively engaged in the research and development of drugs for the treatment of the same diseases and conditions as our current and potential future product candidates, and many have substantially greater financial and other resources, larger research and development staffs, and more extensive marketing and manufacturing organizations than we do. In addition, some of them have considerably more experience than us in preclinical testing, clinical trials and other regulatory approval procedures. There are also academic institutions, governmental agencies and other research organizations that are conducting research in areas in which we are working. They may also develop products that may be competitive with our product candidates, either on their own or through collaborative efforts.
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
We believe that eganelisib is the only PI3K-gamma selective inhibitor being investigated in clinical trials, although we believe AstraZeneca plc and Arcus Biosciences, Inc. are each in pre-clinical development with PI3K-gamma selective inhibitors, AZD3458 and AB610 respectively. We believe the following competitors are conducting clinical studies of product candidates targeting one or more aspects of macrophage biology: AbbVie Inc., Alligator Bioscience AB, Amgen Inc., Apexigen Inc., Arch Oncology, Inc., Arcus Biosciences, Inc., Array Biopharma, Inc., AstraZeneca plc, BioNTech US, Bristol Myers Squibb (through its collaboration with Five Prime Therapeutics, Inc.), Celgene Corporation, Deciphera Pharmaceuticals, Inc., Eisai Co., Ltd., Eli Lilly and Company, EpicentRx Inc., F. Hoffmann-La Roche Ltd, Gilead Sciences Inc. (through its acquisition of Forty Seven Inc.), GlaxoSmithKline plc, Incyte Corporation (through its collaboration with Calithera Inc.), INmuneBio, Inc., Innate Pharma, S.A., Janssen Research & Development, LLC, a subsidiary of Johnson&Johnson, NextCure, Inc., Novartis International AG , Pfizer Inc., Plexxikon Inc., Seattle Genetics, Inc., Secura Bio, Inc., Surface Oncology, Inc., Syndax Pharmaceuticals, Inc., Syntrix Biosystems, Inc., Takeda Pharmaceuticals International, Inc., Tempest Therapeutics, Inc., Trillium Therapeutics Inc., Vaccinex, Inc., Vigeo Therapeutics, Inc., X4 Pharmaceuticals, Inc., and XBiotech, Inc.
Further, the broader field of IO is crowded with innovative therapies that may compete with eganelisib, including checkpoint inhibitor therapies, including PD-1 inhibitors such as nivolumab, pembrolizumab, and cemiplimab; PD-L1 inhibitors such as atezolizumab, avelumab, and durvalumab; CTLA-4 inhibitors such as ipilimumab, and tremelimumab; and LAG3 inhibitors such as relatlimab. Many of these checkpoint inhibitor therapies are being evaluated in combination with other non-checkpoint inhibitor IO product candidates. For instance, in February 2020 the FDA granted breakthrough therapy designation to pembrolizumab in combination with enfortumab vedotin, Seattle Genetic’s antibody-drug conjugate, for the treatment of patients with advanced urothelial cancer who are unable to receive cisplatin-based chemotherapy in the first-line setting. Additionally, nivolumab, which we are currently testing in combination with eganelisib, is being evaluated by others in multiple clinical trials in combination with non-checkpoint inhibitor candidates such as sitravatinib, a small-molecule inhibitor of tyrosine kinases including Tyro3, MER, AXL, VEGFR, and KIT; linrodostat, a small-molecule inhibitor of IDO; elotuzumab, a CD319 antibody; urelumab, a CD137 antibody; cabiralizumab, an anti-CSF1R antibody; and bempegaldesleukin, an IL-2R agonist. In January 2021, the FDA approved the combination of nivolumab and cabozantinib, Exelixis, Inc’s small-molecule inhibitor of tyrosine kinases, including MET, AXL, VEGFR, and RET, as first-line treatment for patients with advanced RCC. The success of competing IO therapies may limit the number of patients available for enrollment in our clinical trials.
Research and Development
As of March 13, 2021, our research and development group consisted of 9 employees, of whom four hold Ph.D. or M.D. degrees and two hold a master’s degree. Our research and development group is focused on preclinical research, translational medicine, clinical trials and manufacturing technologies. In addition, we rely on several consultants to fill strategic and tactical roles that support our research and development group.
Manufacturing and Supply
We rely on third parties and, in some instances, we rely on only one third party, to manufacture critical raw materials, drug substance and final drug product for our research, preclinical development and clinical trial activities. Commercial quantities of any drugs we seek to develop will have to be manufactured in facilities and by processes that comply with regulations of the FDA and other foreign regulatory authorities, and we plan to rely on third parties to manufacture commercial quantities of any products we successfully develop.
Despite the ongoing COVID-19 pandemic, our manufacturing processes have continued uninterrupted, and we have established contingency strategies intended to prevent potential supply chain interruptions related to the pandemic. To date, we believe we have enough drug product to conduct our current clinical trials. Further, we believe that we have enough drug substance and drug product intermediates for additional drug product manufacturing necessary to support our clinical development program and potential preclinical studies. We expect the COVID-19 pandemic to have limited impact to existing manufacturing operations because all drug product necessary to conduct our current clinical trials has been manufactured or is scheduled to be manufactured with sufficient lead times to accommodate potential delays.

Sales and Marketing
We currently have no marketing, commercial sales, or distribution capabilities. We do, however, currently have worldwide commercialization rights for our PI3K-gamma inhibitor program, including eganelisib. In order to commercialize eganelisib, if and when it is approved for sale, we will need to develop the necessary marketing, sales and distribution capabilities or establish a collaboration with a company that has strategic commercial capabilities.
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
An applicant seeking approval to market and distribute a new drug in the United States generally must satisfactorily complete each of the following steps before the product candidate will be licensed by the FDA:
•preclinical testing including laboratory tests, animal studies and formulation studies, which must be performed in accordance with the FDA’s good laboratory practice, or GLP, regulations and standards;
•submission to the FDA of an investigational new drug, or IND, for human clinical testing, which must become effective before human clinical trials may begin;
•approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;
•performance of adequate and well-controlled human clinical trials to establish the safety, potency and purity of the product candidate for each proposed indication, in accordance with current good clinical practices, or GCP;
•preparation and submission to the FDA of a new drug application, or NDA, for a drug product which includes not only the results of the clinical trials, but also, detailed information on the chemistry, manufacture and quality controls for the product candidate and proposed labeling for one or more proposed indication(s);
•review of the product candidate by an FDA advisory committee, where appropriate or if applicable;
•satisfactory completion of any FDA audits of the non-clinical and clinical trial sites to assure compliance with GCP and the integrity of clinical data in support of the NDA;
•compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct any post-approval studies required by the FDA;
•satisfactory completion of an FDA inspection of the manufacturing facility or facilities, including those of third parties, at which the product candidate or components thereof are manufactured to assess compliance with current good manufacturing practices, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity; and
•payment of user fees and securing FDA approval of the NDA to allow marketing of the new drug product.

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
There is no obligation for a sponsor to make its drug products available for expanded access; however, as required by the 21st Century Cures Act, or Cures Act, passed in 2016, sponsors are required to make policies for evaluating and responding to requests for expanded access for patients publicly available upon the earlier of initiation of a Phase 2 or Phase 3 clinical trial, or 15 days after the investigational drug or biologic receives designation as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy.
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
Pediatric Studies
Under the Pediatric Research Equity Act of 2003, or PREA, a BLA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the applicant plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The applicant, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the applicant may request an amendment to the plan at any time.
The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Additional requirements and procedures relating to deferral requests and requests for extension of deferrals are contained in the Food and Drug Administration Safety and Innovation Act, or FDASIA. The FDA maintains a list of diseases that are exempt from PREA requirements due to low prevalence of disease in the pediatric population. In 2017, with passage of the FDA Reauthorization Act of 2017, or FDARA, Congress further modified these provisions. Previously, drugs that had been granted orphan drug designation were exempt from the requirements of the Pediatric Research Equity Act. Under the amended section 505B, beginning on August 18, 2020, the submission of a pediatric assessment, waiver or deferral will be required for certain molecularly targeted cancer indications with the submission of an application or supplement to an application.

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
The NDA is a vehicle through which applicants formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications. Every new drug product candidate must be the subject of an approved NDA before it may be commercialized in the United States. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2021 is $2,875,842 for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual program fee, which for fiscal year 2021 is $336,432. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.
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
Expedited Review Programs
The FDA is authorized to expedite the review of NDAs in several ways. Under the Fast Track program, the sponsor of a product candidate may request the FDA to designate the product for a specific indication as a Fast Track product concurrent with or after the filing of the IND. Candidate products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. In addition to other benefits, such as the ability to have greater interactions with the FDA, the FDA may initiate review of sections of a Fast Track application before the application is complete, a process known as rolling review.

Any product candidate submitted to the FDA for marketing, including under a Fast Track program, may be eligible for other types of FDA programs intended to expedite development and review, such as breakthrough therapy designation, priority review and accelerated approval.
•Breakthrough therapy designation. To qualify for the breakthrough therapy program, product candidates must be intended to treat a serious or life-threatening disease or condition and preliminary clinical evidence must indicate that such product candidates may demonstrate substantial improvement on one or more clinically significant endpoints over existing therapies. The FDA will seek to ensure the sponsor of a breakthrough therapy product candidate receives intensive guidance on an efficient drug development program, intensive involvement of senior managers and experienced staff on a proactive, collaborative and cross-disciplinary review and rolling review.
•Priority review. A product candidate is eligible for priority review if it treats a serious condition and, if approved, it would be a significant improvement in the safety or effectiveness of the treatment, diagnosis or prevention compared to marketed products. FDA aims to complete its review of priority review applications within six months as opposed to 10 months for standard review.
•Accelerated approval. Drug or biologic products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval. Accelerated approval means that a product candidate may be approved on the basis of adequate and well controlled clinical trials establishing that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint other than survival or irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity and prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug or biologic product candidate receiving accelerated approval perform adequate and well controlled post-marketing clinical trials. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials.
•Regenerative advanced therapy. With passage of the 21st Century Cures Act, or the Cures Act, in December 2016, Congress authorized the FDA to accelerate review and approval of products designated as regenerative advanced therapies. A product is eligible for this designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product candidate has the potential to address unmet medical needs for such disease or condition. The benefits of a regenerative advanced therapy designation include early interactions with the FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for priority review and accelerated approval based on surrogate or intermediate endpoints.
None of these expedited programs change the standards for approval but they may help expedite the development or approval process of product candidates.
The FDA’s Decision on an NDA
On the basis of the FDA’s evaluation of the application and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter, or CRL. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.
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
Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:
•restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•fines, warning letters or holds on post-approval clinical trials;
•refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;
•product seizure or detention, or refusal to permit the import or export of products; or
•injunctions or the imposition of civil or criminal penalties.
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

Pediatric Exclusivity
Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing patent or regulatory exclusivity, including the non-patent and orphan exclusivity. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application.
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
Orphan drug exclusivity will not bar approval of another product under certain circumstances, including if the company with orphan drug exclusivity is not able to meet market demand or the subsequent product with the same drug for the same condition is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care. This is the case despite an earlier court opinion holding that the Orphan Drug Act unambiguously required the FDA to recognize orphan drug exclusivity regardless of a showing of clinical superiority. Under Omnibus legislation signed by President Trump on December 27, 2020, the requirement for a product to show clinical superiority applies to drugs and biologics that received orphan drug designation before enactment of FDARA in 2017, but have not yet been approved or licensed by FDA.
Abbreviated New Drug Applications for Generic Drugs
In 1984, with passage of the Hatch-Waxman Amendments to the FDCA, Congress established an abbreviated regulatory scheme authorizing the FDA to approve generic drugs that are shown to contain the same active ingredients as, and to be bioequivalent to, drugs previously approved by the FDA pursuant to NDAs.
In order for an ANDA to be approved, the FDA must find that the generic version is identical to the drug product previously approved under an NDA (the reference-listed drug, or RLD), with respect to the active ingredients, the route of administration, the dosage form, the strength of the drug and the conditions of use of the drug. At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug. Under the statute, a generic drug is bioequivalent to a RLD if “the rate and extent of absorption of the drug do not show a significant difference from the rate and extent of absorption of the listed drug.” Upon approval of an ANDA, the FDA indicates whether the generic product is “therapeutically equivalent” to the RLD in its publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” also referred to as the “Orange Book.” Physicians and pharmacists consider a therapeutic equivalent generic drug to be fully substitutable for the RLD.

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
Specifically, the applicant must certify with respect to each patent that:
•the required patent information has not been filed;
•the listed patent has expired;
•the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or
•the listed patent is invalid, unenforceable or will not be infringed by the new product.

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
Restrictions under applicable federal and state health care laws and regulations include the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal health care program such as Medicare and Medicaid; the federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious or fraudulent or knowingly making, using or causing to made or used a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government; the Foreign Corrupt Practices Act, or FCPA, which prohibits companies and their intermediaries from making, or offering or promising to make, improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment; and the federal transparency requirements known as the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the United States Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.
Further, some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures. Additionally, some state and local laws require the registration of pharmaceutical sales representatives in the jurisdiction. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts
Pharmaceutical Insurance Coverage and Health Care Reform
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
In March 2010, the United States Congress enacted the ACA, which, among other things, includes changes to the coverage and payment for drug products under government health care programs. Other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2030 under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.
Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Court of Appeals for the Fifth Circuit court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. Thereafter, the U.S. Supreme Court agreed to hear this case. Oral argument in the case took place on November 10, 2020. On February 10, 2021, the Biden Administration withdrew DOJ’s support for this lawsuit. A ruling by the Court is expected sometime this year. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.
The Trump Administration also took executive actions to undermine or delay implementation of the ACA, including directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On January 28, 2021, however, President Biden rescinded those orders and issued a new Executive Order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access. Under this Order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the ACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the ACA; and policies that reduce affordability of coverage or financial assistance, including for dependents.
The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. To those ends, President Trump issued five executive orders intended to lower the costs of prescription drug products but it is unclear whether, and to what extent, these orders will remain in force under the Biden Administration. Further, on September 24, 2020, the Trump Administration finalized a rulemaking allowing states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants are required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. The FDA has issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.
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
The conduct of all clinical trials performed in the EU will continue to be bound by currently applicable provisions until the new Clinical Trials Regulation becomes applicable. The extent to which on-going clinical trials will be governed by the Clinical Trials Regulation will depend on when the Clinical Trials Regulation becomes applicable and on the duration of the individual clinical trial. If a clinical trial continues for more than three years from the day on which the Clinical Trials Regulation becomes applicable the Clinical Trials Regulation will at that time begin to apply to the clinical trial. In January 2020, the website of the European Commission reported that the implementation of the new Clinical Trials Regulation was dependent on the development of a fully functional clinical trials portal and database, which would be confirmed by an independent audit which was conducted in December 2020, and that the new legislation would come into effect six months after the European Commission publishes a notice of this confirmation. The Clinical Trials Regulation becomes applicable six months after the European Commission publishes notice of this confirmation and has published an expected system “go live” in December 2021.

As in the United States, similar requirements for posting clinical trial information are present in the European Union (EudraCT) website: https://eudract.ema.europa.eu/ and other countries.
Pediatric Studies
Prior to obtaining a marketing authorization in the European Union, applicants must demonstrate compliance with all measures included in an EMA-approved PIP covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. The respective requirements for all marketing authorization procedures are laid down in Regulation (EC) No 1901/2006, the so-called Paediatric Regulation. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The Paediatric Committee of the EMA, or PDCO, may grant deferrals for some medicines, allowing a company to delay development of the medicine for children until there is enough information to demonstrate its effectiveness and safety in adults. The PDCO may also grant waivers when development of a medicine for children is not needed or is not appropriate, such as for diseases that only affect the elderly population. Before an MAA can be filed, or an existing marketing authorization can be amended, the EMA determines that companies actually comply with the agreed studies and measures listed in each relevant PIP.
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
Once authorized, orphan medicinal products are entitled to 10 years of market exclusivity in all EU member states and a range of other benefits during the development and regulatory review process, including scientific assistance for study protocols, authorization through the centralized marketing authorization procedure covering all member countries and a reduction or elimination of registration and marketing authorization fees. However, marketing authorization may be granted to a similar medicinal product with the same orphan indication during the 10-year period with the consent of the marketing authorization holder for the original orphan medicinal product or if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities. Marketing authorization may also be granted to a similar medicinal product with the same orphan indication if this product is safer, more effective or otherwise clinically superior to the original orphan medicinal product. The period of market exclusivity may, in addition, be reduced to six years if it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity
Pediatric Exclusivity
If an applicant obtains a marketing authorization in all EU Member States, or a marketing authorization granted in the centralized procedure by the European Commission, and the study results for the pediatric population are included in the product information, even when negative, the medicine is then eligible for an additional six-month period of qualifying patent protection through extension of the term of the Supplementary Protection Certificate, or SPC.

Regulatory Requirements after a Marketing Authorization has been Obtained
In case an authorization for a medicinal product in the EU is obtained, the holder of the marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include:
•Compliance with the EU’s stringent pharmacovigilance or safety reporting rules must be ensured. These rules can impose post-authorization studies and additional monitoring obligations.
•The manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory, must also be conducted in strict compliance with the applicable EU laws, regulations and guidance, including Directive 2001/83/EC, Directive 2003/94/EC, Regulation (EC) No 726/2004 and the European Commission Guidelines for Good Manufacturing Practice. These requirements include compliance with EU cGMP standards when manufacturing medicinal products and active pharmaceutical ingredients, including the manufacture of active pharmaceutical ingredients outside of the EU with the intention to import the active pharmaceutical ingredients into the EU.
•The marketing and promotion of authorized drugs, including industry-sponsored continuing medical education and advertising directed toward the prescribers of drugs and/or the general public, are strictly regulated in the EU notably under Directive 2001/83EC, as amended, and EU Member State laws. Direct-to-consumer advertising of prescription medicines is prohibited across the EU.
 Brexit and the Regulatory Framework in the United Kingdom
On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the EU, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the EU on January 31, 2020. Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable by up to two years). On December 24, 2020, the United Kingdom and the European Union entered into a Trade and Cooperation Agreement. The agreement sets out certain procedures for approval and recognition of medical products in each jurisdiction. Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the UK, as the UK legislation now has the potential to diverge from EU legislation. It remains to be seen how Brexit will impact regulatory requirements for product candidates and products in the UK in the long-term. The MHRA has recently published detailed guidance for industry and organizations to follow from January 1, 2021 now the transition period is over, which will be updated as the UK’s regulatory position on medicinal products evolves over time.
Furthermore, while the Data Protection Act of 2018 in the United Kingdom that “implements” and complements the EU General Data Protection Regulation, or GDPR, is now effective in the United Kingdom, it is still unclear whether transfer of data from the EEA to the United Kingdom will remain lawful under GDPR. The Trade and Cooperation Agreement provides for a transitional period during which the United Kingdom will be treated like an EU Member State in relation to processing and transfers of personal data for four months from January 1, 2021. This may be extended by two further months. After such period, the United Kingdom will be a “third country” under the GDPR unless the European Commission adopts an adequacy decision in respect of transfers of personal data to the United Kingdom. The United Kingdom has already determined that it considers all of the European Union and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the United Kingdom to the European Union and EEA remain unaffected. We may, however, incur liabilities, expenses, costs, and other operational losses under GDPR and applicable EU Member States and the United Kingdom privacy laws in connection with any measures we take to comply with them.

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
Employees
As of March 13, 2021, we had 23 full-time employees, 9 of whom were engaged in research and development and 14 of whom were engaged in general business management, administration and finance. Approximately 63% of our employees hold advanced degrees. Our success depends, in part, on our ability to recruit and retain talented and trained scientific and business personnel and senior leadership, as well as our ability to leverage key consultants in supporting strategic and tactical roles. We believe that we have been successful to date in obtaining and retaining these individuals, but we do not know whether we will be successful in doing so in the future. None of our employees are represented by a labor union or covered by a collective bargaining agreement, nor have we experienced work stoppages.
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
Information about our Executive Officers
The following table lists the positions, names and ages of our executive officers as of March 5, 2021:

Name	Age	Position
Adelene Q. Perkins	61	Chief Executive Officer
Lawrence E. Bloch, M.D., J.D.	55	President and Treasurer
Seth A. Tasker, J.D.	42	Senior Vice President, Chief Business Officer, and Secretary
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
Item 1A. RISK FACTORS
The following risk factors and other information included in this Annual Report on Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and the consolidated financial statements and related notes, should be carefully considered in evaluating our business. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Therefore, historical operating results, financial and business performance, events and trends are often not a reliable indicator of future operating results, financial and business performance, events or trends. Please see the Cautionary Note Regarding Forward-Looking Information and Industry Data in this Annual Report on Form 10-K for a discussion of some of the forward-looking statements that are qualified by these risk factors. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.
Risks Related to Our Financial Position and Need for Additional Capital
We have a history of operating losses, expect to incur significant and increasing operating losses in the future, and may never become profitable, or if we become profitable, we may not remain profitable.
We have no approved products, have generated no product revenue from sales, and have primarily incurred operating losses. As of December 31, 2020, we had an accumulated deficit of $766.3 million. We expect to continue to spend significant resources to fund eganelisib, our selective inhibitor of phosphoinositide-3-kinase, or PI3K-gamma. While we may have net income in some periods as the result of non-recurring collaboration revenue, we expect to incur substantial operating losses over the next several years as our clinical trial and drug manufacturing activities continue. In addition, if we proceed to seek and possibly obtain regulatory approval of eganelisib, we would expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution, to the extent such sales, marketing, manufacturing and distribution are not the responsibility of a future collaborator. As a result, we expect that our accumulated deficit would also increase significantly.
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
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time consuming, expensive and uncertain process that takes years to complete. We will need substantial additional funds to support our planned operations. As of December 31, 2020, our cash, cash equivalents and available-for-sale securities balance was $34.1 million. In the absence of additional funding or business development activities, we believe that our existing cash, cash equivalents and available-for-sale securities, together with the $86.0 million net proceeds from the public offering in the first quarter of 2021, will be adequate to satisfy our current operating plans for at least the next twelve months from the issuance of these financial statements based on our current operational plan.

Our estimate as to how long we expect our existing cash, cash equivalents and available-for-sale securities to be able to continue to fund our operations will depend on many factors, which assumptions may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including, but not limited to, the scope, progress, results and costs of developing and marketing eganelisib, including costs of acquiring raw materials and manufacturing, as well as the impact of delays as a result of the COVID-19 pandemic. Our funding requirements will further depend on the timing and amount of additional revenues, if any, received from commercial sales of eganelisib and from collaboration agreements and funding arrangements, including milestone payments from entities affiliated with BVF, regulatory and commercial-based milestone payments from PellePharm related to patidegib, and additional royalty and milestone payments owed to Takeda.
Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
We may seek additional funding through public or private financings of equity or debt securities, but such financing may not be available on acceptable terms, if at all. If we raise additional funds through the issuance of additional debt or equity securities, as we did in 2020 under our common stock sales facility as well as in February 2021 through a public offering of our common stock, it could result in dilution to our existing stockholders, increased fixed payment obligations and the existence of securities with rights that may adversely affect the rights of our existing stockholders including liquidation or other preferences and anti-dilution protections.
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
Risks Related to the Development and Commercialization of Eganelisib and Any Future Product Candidate
We are dependent on the success of eganelisib, our only product candidate, which remains subject to clinical testing and regulatory approval. If we are unable to initiate or complete clinical development of, obtain marketing approval for or successfully commercialize eganelisib, either alone or with a collaborator, or if we experience significant delays in doing so, our business could be substantially harmed.
We currently have no products approved for sale and are investing substantially all of our efforts and financial resources in the development of eganelisib. The success of eganelisib will depend on our ability to generate product revenue, which will heavily depend on the successful clinical development and eventual commercialization of eganelisib. We also expect that the success of eganelisib will depend primarily on its therapeutic potential in combination with other therapeutics, such as checkpoint inhibitor therapies, and not as a monotherapy.

To date, we have not obtained approval from the FDA or any comparable foreign regulatory authority to market or sell eganelisib or any other product candidates. Rigorous preclinical testing, testing in clinical trials, and an extensive regulatory approval process are required in the United States and in many foreign jurisdictions prior to the commercial sale of medicinal products. If our current clinical trials for eganelisib are successful, we will need to conduct further clinical trials and will need to apply for regulatory approval before we may market or sell any products based on eganelisib. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. It is possible that eganelisib will not obtain marketing approval. Even if eganelisib has a beneficial effect, that effect may not be detected during clinical evaluation as a result of one or more of a variety of factors, including the size, duration, design, measurements, conduct or analysis of our clinical trials. Conversely, as a result of the same factors, our clinical trials may indicate an apparent positive effect of eganelisib that is greater than the actual positive effect, if any. Similarly, in our clinical trials we may fail to detect toxicity of or intolerability caused by eganelisib or mistakenly believe that eganelisib is toxic or not well tolerated when that is not in fact the case.
We cannot predict whether we will encounter problems with any of our ongoing or planned clinical trials that will cause us or regulatory authorities to delay, suspend, or discontinue clinical trials or to delay the analysis of data from ongoing clinical trials. Moreover, we, or any collaborators, may experience any of a number of possible unforeseen adverse events in connection with clinical trials, many of which are beyond our control, including:
•unfavorable results of discussions with the FDA or comparable foreign authorities regarding the scope or design of our, or any collaborators’, clinical trials or our or their interpretation of data from preclinical studies and clinical trials;
•delays in receiving, or the inability to obtain, required approvals from institutional review boards or other reviewing entities at clinical sites selected for participation in our clinical trials;
•delays in enrolling patients into clinical trials;
•a lower than anticipated retention rate of patients in clinical trials due to, among other reasons, patients that enroll in a clinical trial misrepresenting their eligibility to do so or otherwise not complying with the clinical trial protocol, resulting in the need to drop the patients from the clinical trial, increase the needed enrollment size for the clinical trial or extend the clinical trial’s duration and cost;
•the number of patients required for clinical trials of eganelisib, the speed of patient enrollment and the rate of participant drop outs may differ from the expectations of us or our collaborators;
•the cost of planned clinical trials of eganelisib may be greater than we anticipate;
•any failure by our third-party contractors or those of any collaborators, including those manufacturing eganelisib, comparator or combination drugs, or components or ingredients thereof or conducting clinical trials on our behalf or on behalf of any collaborators, to comply with regulatory requirements or meet their contractual obligations to us or any collaborators in a timely manner or at all;
•the requirement by regulators or institutional review boards that we, or any collaborators, or our or their investigators, suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or their standards of conduct, a finding that the participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of eganelisib, or findings of undesirable effects caused by a chemically or mechanistically similar product or product candidate;
•the need to repeat or discontinue clinical trials as a result of inconclusive or negative results or unforeseen complications in testing, or because the results of later trials may not confirm positive results from earlier preclinical studies or clinical trials;
•inadequate supply, delays in distribution or deficient quality of, or inability to purchase or manufacture drug product, comparator drugs or other materials necessary to conduct our or any collaborators’ clinical trials;
•unfavorable FDA or other foreign regulatory inspection and review of a clinical trial site, us, or a vendor of ours, or records of any clinical or preclinical investigation;
•delays or failures by us or any collaborators in reaching agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
•failures by the FDA or comparable foreign regulatory authorities to approve the manufacturing processes or facilities of third-party manufacturers with which we, or any collaborators, enter into agreements for clinical and commercial supplies, or subsequent findings of fault with such processes or facilities;
•insufficient or inadequate supply or quality of raw materials, manufactured product candidates, combination or comparator drugs or other materials necessary to conduct clinical trials of eganelisib, or the inability to acquire such materials at acceptable cost, which may result in interruptions in supply;

•significant changes in the approval policies or regulations of the FDA or comparable foreign regulatory authorities, which may rendering our clinical data insufficient to obtain marketing approval;
•serious and unexpected drug-related side effects experienced by participants in our or any collaborators’ clinical trials, which may occur even if they were not observed in earlier trials or only observed in a limited number of participants;
•a finding that the trial participants are being exposed to unacceptable health risks, undesirable side effects or other unexpected characteristics of eganelisib;
•the placement by the FDA or a foreign regulatory authority of a clinical hold on a trial; and
•any restrictions on, or post-approval commitments with regard to, any regulatory approval we ultimately obtain that render the product candidate not commercially viable.
The delay, suspension or discontinuation of any of our or any collaborators’ clinical trials, or a delay in the analysis of clinical data for eganelisib, for any of the foregoing reasons, could adversely affect our ability to obtain regulatory approval for and to commercialize eganelisib, increase our operating expenses and have a material adverse effect on our financial results.
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
Adverse events or undesirable side effects caused by, or other unexpected properties of, eganelisib, alone or in combination with other agents, may be identified during clinical development and could delay or prevent eganelisib marketing approval or limit its use.
Adverse events or undesirable side effects caused by, or other unexpected properties of, eganelisib, alone or in combination with other agents, could cause us, any collaborators, an institutional review board or regulatory authorities to interrupt, delay or halt clinical trials of eganelisib and could result in a more restrictive label or the delay or denial of marketing approval by the FDA or comparable foreign regulatory authorities. If eganelisib is associated with adverse events or undesirable side effects or has properties that are unexpected, we, or any collaborators, may need to abandon or delay development of eganelisib, or limit its development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Even though eganelisib has initially shown promise in earlier stage testing, it may later be found to cause undesirable or unexpected side effects that prevent its further development. Combining two or more agents may increase the instances of or severity of adverse events or undesirable effects.
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

Our projections of both the number of people who are affected by disease within our target indications, as well as the subset of these people who have the potential to benefit from treatment with eganelisib or product candidates we may develop in the future, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, healthcare utilization databases and market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these diseases. The potentially addressable patient population for eganelisib may be limited or may not be amenable to treatment with eganelisib, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business.
We are conducting clinical trials for eganelisib, and may conduct additional clinical trials in the future, at sites outside the United States. The FDA may not accept data from trials conducted in such locations and the conduct of trials outside the United States could subject us to additional delays and expense.
MARIO-275, our Phase 2 global study, is being conducted, and we may choose to conduct future clinical trials, at trial sites located in the United States and Europe. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to certain conditions imposed by the FDA, such as the clinical trial must be well designed and conducted and performed by qualified investigators in accordance with good clinical practices; the FDA must be able to validate the data from the trial through an onsite inspection if necessary; the trial population must also have a similar profile to the U.S. population; and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful, except to the extent the disease being studied does not typically occur in the United States. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the trials also complied with all applicable U.S. laws and regulations. There can be no assurance that the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt our development of eganelisib or any future product candidates.
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

Clinical trials require sufficient patient enrollment. Our failure to enroll patients in a clinical trial could delay the initiation or completion of the clinical trial beyond current expectations. In addition, the FDA or other comparable foreign regulatory authorities could require us to conduct clinical trials with a larger number of patients than has been projected for eganelisib or any product candidates we may develop in the future. As a result of these factors, we may not be able to enroll a sufficient number of patients in a timely or cost-effective manner. Furthermore, enrolled patients may drop out of a clinical trial for reasons such as being included in a placebo or comparator arm in a trial, the occurrence of adverse side effects, whether or not related to our product candidate, or low or no activity of our product candidate at one or more dose levels being testes, which could impair the validity or statistical significance of the clinical trial. Please refer to “Risks Related to COVID-19 Pandemic” for a further discussion of the impact of COVID-19 on enrollment in our clinical trials. A delay in our clinical trial activities could adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our financial results.
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
In addition, supplemental clinical trials that may be conducted on a drug following its initial approval may produce findings that are inconsistent with the trial results previously submitted to regulatory authorities. As a result, regulatory authorities may revoke their approvals, or we may be required to conduct additional clinical trials, make changes in labeling of a product (including a “black box” warning or a contraindication) or the manner in which it is administered, reformulate such product or make changes to and obtain new approvals for our and our suppliers’ manufacturing facilities. We also might have to withdraw or recall such product from the marketplace, and regulators might seize such product. We might be subject to fines, injunctions, or the imposition of civil or criminal penalties. Any of these results could decrease or prevent any sales of our approved product or substantially increase the costs and expenses of commercializing and marketing our product, harm our reputation, business and operations, result in our and our collaborators’ becoming subject to lawsuits, including class actions and could negatively impact our stock price.
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
We have no experience in the sale, marketing or distribution of pharmaceutical products and do not currently have the necessary infrastructure to do so. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. The development of sales, marketing and distribution capabilities would require substantial resources, would be time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing and distribution capabilities is delayed or does not occur for any reason, we could have prematurely or unnecessarily incurred these commercialization costs, and our investment could be lost if we cannot retain or reposition our sales and marketing personnel. In addition, we may not be able to hire or retain a sales force that is sufficient in size or has adequate expertise in the medical markets that we choose to target. If we are unable to establish or retain a sales force and marketing and distribution capabilities, our operating results may be adversely affected. We may seek to collaborate with potential partners if we believe they have development or commercialization expertise relevant to one or more of our products, even if we believe we could otherwise develop and commercialize the product independently. As a result of entering into these arrangements, our product revenues or the profitability of these product revenues may be lower, perhaps substantially lower, than if we were to directly market and sell our products in those markets. Furthermore, we may be unsuccessful in entering into the necessary arrangements with third parties or may be unable to do so on terms that are favorable to us. In addition, we may have little or no control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively.
Our competitors and potential competitors may develop products that make eganelisib less attractive or obsolete.

Immuno-oncology, or IO, is a highly competitive and rapidly changing segment of the pharmaceutical industry. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs that target various oncology diseases. We currently face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available. We believe eganelisib is the only PI3K-gamma selective inhibitor in clinical trials, but also believe that there are competitors in pre-clinical development of their PI3K-gamma selective inhibitors and that other competitors are developing or commercializing therapies targeting macrophage biology. For more information on our competitors, please see Part I, Item 1 “Business Overview – Competition” to this Annual Report on Form 10-K.
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
In addition, third-party payors are requiring higher levels of evidence of the benefits and clinical outcomes of new technologies and are challenging the prices charged. Further, the net reimbursement for drug products may be subject to additional reductions if there are changes to laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. An inability to promptly obtain coverage and adequate payment rates from both government-funded and private payors for eganelisib could significantly harm our operating results, our ability to raise capital needed to commercialize eganelisib and our overall financial condition.
If the FDA or comparable foreign regulatory authorities grant marketing approval for generic versions of eganelisib, or such authorities do not grant eganelisib appropriate periods of data exclusivity before approving generic versions of eganelisib, sales of eganelisib could be adversely affected.
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
The FDA may not approve an ANDA for a generic product until any applicable period of non-patent exclusivity for the reference-listed drug has expired. The FDCA provides a period of five years of non-patent exclusivity for a new drug containing a new chemical entity, or NCE. Specifically, in cases where such exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification that a patent covering the reference-listed drug is either invalid or will not be infringed by the generic product, in which case the applicant may submit its application four years following approval of the reference-listed drug. When the composition of matter patents underlying our product candidates expire, it is possible that another applicant could obtain approval to produce generic versions of our product candidates. If any product we develop does not receive five years of NCE exclusivity, the FDA may approve generic versions of such product three years after its date of approval, subject to the requirement that the ANDA applicant certifies to any patents listed for our products in the Orange Book. Manufacturers may seek to launch these generic products following the expiration of the applicable marketing exclusivity period, even if we still have patent protection for our product.
Product liability lawsuits against us or any licensees could cause us or our licensees to incur substantial liabilities and could limit commercialization of any products that we or they may develop.

We face an inherent risk of product liability exposure related to the testing of eganelisib or any future product candidates in human clinical trials, and we and any licensees will face an even greater risk as we or they commercially sell any products that we or they may develop, such as duvelisib. If we or our licensees cannot successfully defend ourselves or themselves against claims that our product candidates or products caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in, among other consequences, decreased demand for any product candidates or medicines that we may develop, injury to our reputation and significant negative media attention, withdrawal of clinical trial participants, significant costs to defend the related litigation, substantial monetary awards to trial participants or patients, loss of revenue, reduced resources of our management to pursue our business strategy, and the inability to commercialize any medicines that we may develop. Although we maintain product liability insurance coverage, it may not be adequate to cover all liabilities that we may incur. We anticipate that we will need to increase our insurance coverage as we advance or expand our clinical trials and if we successfully commercialize any products. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. In addition, if one of our licensees were to become subject to product liability claims or were unable to successfully defend themselves against such claims, any such licensee could be more likely to terminate such relationship with us and therefore substantially limit the commercial potential of our products.
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
Risks Related to the COVID-19 Pandemic
Public health epidemics or outbreaks, including the COVID-19 pandemic, have had, and will continue to have, an adverse impact on our business.
In December 2019, a novel strain of coronavirus emerged in China causing the disease COVID-19. This disease has spread worldwide and was deemed a “pandemic” by the World Health Organization on March 11, 2020. The governor of Massachusetts, where our offices are located, issued a “stay-at-home order” effective March 24, 2020, requiring all “non-essential” businesses to close their physical workplaces and facilities and encouraging individuals to stay in their homes as much as possible. Similar restrictions were put in place by governments throughout the world. We have highlighted the key risks associated with the COVID-19 pandemic on our operations throughout these risk factors, including without limitation the following:
•The COVID-19 pandemic may materially and adversely affect our clinical trial operations and our financial results. We are conducting our clinical trials at sites in geographies seriously impacted by the COVID-19 pandemic. We are continuing to evaluate enrollment trends in our studies as well as the impact of COVID-19 on our clinical programs. Patients currently enrolled on MARIO-275, MARIO-3 and MARIO-1 have continued treatment and study visits with limited disruption to date, and we are working closely with trial sites to support the continued treatment of patients in compliance with study protocols. New patient screening and enrollment are being assessed on a case-by-case basis and are ongoing in the MARIO-3 TNBC cohort. At this time, there are no anticipated disruptions to drug supply.
•The COVID-19 pandemic could impact our future supply chain. We currently rely on third-party manufacturers to produce our preclinical and clinical drug supplies, and we may also rely upon third-party manufacturers to produce commercial supplies of eganelisib, also known as IPI-549. We believe we have already manufactured all drug product necessary to conduct our current clinical trials. Further, we believe that a sufficient supply of drug substance and drug product intermediates is available in the United States for additional drug product manufacturing if required to support our clinical development program and potential preclinical studies. However, the COVID-19 pandemic could impact our future supply chain. Refer to the risk factor entitled “We currently rely on third-party manufacturers to produce our preclinical and clinical drug supplies, and we may also rely upon third-party manufacturers to produce commercial supplies of eganelisib” for more information related to the risks related to our dependence on third-party manufacturers to produce preclinical, clinical, and commercial supplies of eganelisib.

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
•Multiple vendors, particularly our manufacturers and laboratories, have implemented social distancing measures, such as splitting work shifts to reduce the number of employees on site, that may cause delays to our study timelines. Although two vendors temporarily closed operations to address COVID-19 concerns in mid-2020, such closures have not materially affected our study timelines to date and we do not expect them to do so.
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
We currently have worldwide development and commercialization rights to eganelisib. We license certain patent and other intellectual property rights under the Takeda Agreement and the Secura Bio Agreement. We may in the future seek other third-party collaborators. The success of a strategic alliance with any partner is largely dependent on the resources, efforts, technology and skills brought to such alliance by such partner. The benefits of such alliances will be reduced or eliminated if any such partner:
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
In the future, we might seek out additional collaborators for the development and commercialization of eganelisib or any future product candidate we may develop. Likely collaborators may include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. In addition, if we are able to obtain marketing approval for eganelisib or any other product candidate from foreign regulatory authorities, we might enter into strategic relationships with international biotechnology or pharmaceutical companies for the commercialization of such product candidate outside of the United States.
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
We may not be able to negotiate new collaborations on a timely basis, on acceptable terms, or at all. In addition, any collaboration agreements that we enter into in the future may contain restrictions on our ability to enter into further potential collaborations or to otherwise develop eganelisib or any product candidate that we may develop in the future. If we are unable enter into new collaborations on acceptable terms, we may have to curtail the development of a given product candidate, reduce or delay its development, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense.
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
Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information, including manufacturing information, to the various regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Eganelisib may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.
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
Finally, disruptions at the FDA and other agencies may prolong the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. The Trump Administration also took several executive actions that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities.
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
Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the recent withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the United Kingdom and the European Union, the United Kingdom withdrew from the European Union, effective December 31, 2020. On December 24, 2020, the United Kingdom and European Union entered into a Trade and Cooperation Agreement. The agreement sets out certain procedures for approval and recognition of medical products in each jurisdiction. Since the regulatory framework for pharmaceutical products in the United Kingdom covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing any product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for any product candidates, which could significantly and materially harm our business.
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
Our relationships with health care providers, physicians and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other health care laws and regulations, which, in the event of a violation, could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Health care providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with health care providers, physicians and third-party payors may expose us to broadly applicable fraud and abuse and other health care laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state health care laws and regulations include the following:
•the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation or arranging of, any good or service, for which payment may be made under a federal health care program such as Medicare and Medicaid;
•the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment by a federal health care program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties, currently set at minimum of $11,181 and a maximum of $22,363 per false claim;
•the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any health care benefit program or making false statements relating to health care matters;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
•the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs to report payments and other transfers of value to physicians and teaching hospitals; and
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws and transparency statutes, may apply to sales or marketing arrangements and claims involving health care items or services reimbursed by non-governmental third-party payors, including private insurers.
Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other health care providers or marketing expenditures. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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
Efforts to ensure that our business arrangements with third parties will comply with applicable health care laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other health care laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of products from government funded health care programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other health care providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded health care programs.

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
In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2029 unless additional Congressional action is taken. The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, suspended the 2% Medicare sequester from May 1, 2020 through December 31, 2020, and extended the sequester by one year, through 2030. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.
Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the TCJA, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Court of Appeals for the Fifth Circuit court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. Thereafter, the U.S. Supreme Court agreed to hear this case. Oral argument in the case took place on November 10, 2020. On February 10, 2021, the Biden Administration withdrew the federal government’s support for overturning the ACA. A ruling by the Court is expected sometime this year. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.
The Trump Administration also took executive actions to undermine or delay implementation of the ACA, including directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On January 28, 2021, however, President Biden issued a new Executive Order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care, and consider actions that will protect and strengthen that access. Under this Order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the ACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the ACA; and policies that reduce affordability of coverage or financial assistance, including for dependents. This Executive Order also directs the U.S. Department of Health and Human Services to create a special enrollment period for the Health Insurance Marketplace in response to the COVID-19 pandemic.

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
The prices of prescription pharmaceuticals in the United States and foreign jurisdictions is subject to considerable legislative and executive actions and could impact the prices we obtain for our products, if and when licensed.
The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for products. To those ends, President Trump issued several executive orders intended to lower the costs of prescription drug products. Certain of these orders are reflected in recently promulgated regulations, including an interim final rule implementing President Trump’s most favored nation model, but such final rule is currently subject to a nationwide preliminary injunction. It remains to be seen whether these orders and resulting regulations will remain in force during the Biden Administration. Further, on September 24, 2020, the Trump Administration finalized a rulemaking allowing states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants are required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. The FDA has issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).
At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.
In the European Union, similar political, economic and regulatory developments may affect our ability to profitably commercialize our product candidates, if approved. In markets outside of the United States and the European Union, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. In some countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially.
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
Further, the provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order, or use of medicinal products is prohibited in the European Union. The provision of benefits or advantages to physicians is also governed by the national anti-bribery laws of European Union Member States, such as the UK Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment. Payments made to physicians in certain European Union Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization, and/or the regulatory authorities of the individual European Union Member States. These requirements are provided in the national laws, industry codes, or professional codes of conduct applicable in the European Union Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines, or imprisonment.
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

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the European Union’s General Data Protection Regulation 2016/679, or GDPR, imposes strict obligations on the processing of personal data, including personal health data, and the free movement of such data. The GDPR applies to any company established in the European Union as well as any company outside the European Union that processes personal data in connection with the offering of goods or services to individuals in the European Union or the monitoring of their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, obligations relating to: processing health and other sensitive data; obtaining consent of individuals; providing notice to individuals regarding data processing activities; responding to data subject requests; taking certain measures when engaging third-party processors; notifying data subjects and regulators of data breaches; implementing safeguards to protect the security and confidentiality of personal data; and transferring personal data to countries outside the European Union, including the United States. The GDPR imposes additional obligations and risks upon our business and substantially increases the penalties to which we could be subject in the event of any non-compliance, including fines of up to €20 million or 4% of total worldwide annual turnover, whichever is higher. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages. Given the breadth and depth of changes in data protection obligations, preparing for and complying with the GDPR’s requirements has required and will continue to require significant time, resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the European Union. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as health care data or other personal information from our clinical trials, could require us to change our business practices or lead to government enforcement actions, private litigation or significant fines and penalties against us, reputational harm and could have a material adverse effect on our business, financial condition or results of operations.
Our employees may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation.
We are exposed to the risk of employee fraud or other misconduct, including intentional failures to comply with FDA regulations or similar regulations of comparable foreign regulatory authorities, provide accurate information to the FDA or comparable foreign regulatory authorities, comply with manufacturing standards we have established, comply with federal and state health care fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, report financial information or data accurately or disclose unauthorized activities to us. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, standards or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.
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
As part of our efforts to acquire businesses, products, product candidates and technologies or to enter into other significant transactions, we conduct business, legal and financial due diligence to identify and evaluate material risks involved in the transaction. We will also need to make certain assumptions regarding acquired product candidates, including, among other things, development costs, the likelihood of receiving regulatory approval and the market for such product candidates. If we are unsuccessful in identifying or evaluating all such risks or our assumptions prove to be incorrect, we might not realize some or all of the intended benefits of the transaction. If we fail to realize intended benefits from acquisitions we may consummate in the future, our business and financial results could be adversely affected.
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
•health care reform measures, including changes in the structure of health care payment systems;
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
Our common stock is currently listed for quotation on the Nasdaq Global Select Market. We are required to meet specified requirements in order to maintain our listing on the Nasdaq Global Select Market, including, among other things, a minimum bid price of $1.00 per share, or the Minimum Bid Price. On July 1, 2020, we received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market, LLC, or Nasdaq, notifying us that, for the last 30 consecutive business days, the bid price for our common stock was below the Minimum Bid Price required to maintain continued listing on the Nasdaq Global Select Market under Nasdaq Listing Rule 5450(a)(1), or the Minimum Bid Requirement. We had 180 days to regain compliance by maintaining the Minimum Bid Price for a minimum of ten consecutive business days. On August 24, 2020, we received a letter from Nasdaq notifying us that we had regained compliance with the Minimum Bid Requirement and that the matter was closed.
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
Section 404 of the Sarbanes-Oxley Act of 2002 requires us, on an annual basis, to review and evaluate our internal control. Any failure by us to maintain the effectiveness of our internal control in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act, which could be impacted by employee turnover, as such requirements exist today or may be modified, supplemented or amended in the future, could have a material adverse effect on our business, operating results and stock price.
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
In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss and credit carryovers to reduce its tax liability for post-change periods may be limited. We have had ownership changes in the past and may experience future ownership changes as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. In addition, we have not conducted a detailed study to document whether our historical activities qualify to support the research and development credits currently claimed as a carryover. A detailed study could result in adjustment to our research and development credit carryovers. Our ability to use our historical net operating loss and tax credit carryovers to offset future income tax liabilities is limited by prior ownership changes and may become limited by additional ownership changes in the future. In addition, if our research and development credit carryforwards are adjusted, our use of those attributes to offset future income tax liabilities would be adversely impacted.
Comprehensive changes to the U.S. tax code made by 2017’s tax reform law and other recent laws could adversely affect our business and financial condition.
On December 22, 2017, President Trump signed into law the TCJA, which significantly revised the Internal Revenue Code. The TCJA, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits.
Notwithstanding the reduction in the corporate income tax rate, the overall impact of the TCJA remains uncertain and our business and financial condition could be adversely affected. In addition, as part of Congress’ response to the COVID-19 pandemic, the Families First Coronavirus Response Act, or the FFCR Act, was enacted on March 18, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was enacted on March 27, 2020, and COVID relief provisions were included in the Consolidated Appropriations Act, 2021 or CAA, which was enacted on December 27, 2020. All contain numerous tax provisions. Regulatory guidance under the TCJA, the FFCR Act, the CARES Act, and the CAA is and continues to be forthcoming, and such guidance could ultimately increase or lessen their impact on our business and financial condition. It is also likely that Congress will enact additional legislation in connection with the COVID-19 pandemic, and as a result of the changes in the U.S. presidential administration and control of the U.S. Senate, additional tax legislation may also be enacted; any such additional legislation could have an impact on us. In addition, it is uncertain if and to what extent various states will conform to the TCJA, the FFCR Act, the CARES Act, or the CAA.
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
As of December 31, 2020, we had $34.1 million in cash, cash equivalents and available-for-sale securities. We historically have invested these amounts in money market funds, corporate obligations, U.S. government-sponsored enterprise obligations, and U.S. Treasury securities meeting the criteria of our investment policy, which prioritizes the preservation of our capital. Corporate obligations may include obligations issued by corporations in countries other than the United States, including some issues that have not been guaranteed by governments and government agencies. Our investments are subject to general credit, liquidity, market and interest rate risks and instability in the financial markets. We may realize losses in the fair value of these investments or a complete loss of these investments. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio may have a material adverse effect on our financial results and the availability of cash to fund our operations.
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
Our common stock is traded on the Nasdaq Global Select Market under the symbol “INFI.” As of March 5, 2021, there were 46 holders of record of our common stock.
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

Overview
We are an innovative biopharmaceutical company dedicated to developing novel medicines for people with cancer. We combine proven scientific expertise with a passion for developing novel small molecule drugs that target disease pathways for potential applications in oncology. We are focusing on advancing, eganelisib, also known as IPI-549, an orally administered, clinical-stage, immuno-oncology product candidate that selectively inhibits the enzyme phosphoinositide-3-kinase-gamma, or PI3K-gamma. We believe eganelisib is the only selective inhibitor of PI3K-gamma being investigated in clinical trials. We have worldwide development and commercialization rights to eganelisib, subject to certain success-based milestone payment obligations to our licensor, Takeda Pharmaceutical Company Limited, or Takeda, as described in more detail under Part I, Item 1, “Business Overview – Alliances, Collaborations, and Other Arrangements – Takeda.”
MARIO-275 (MAcrophage Reprogramming in Immuno-Oncology-275)
MARIO-275 is our global, randomized, placebo-controlled Phase 2 study evaluating the effect of adding eganelisib to nivolumab, also known as Opdivo®, in checkpoint-naïve advanced urothelial cancer, or UC, patients whose cancer has progressed or recurred following treatment with platinum-based chemotherapy. Nivolumab is an immune checkpoint inhibitor therapy commercialized by Bristol Myers Squibb Company, or BMS. Further details regarding the study are provided under the section entitled Part I, Item 1, “Business Overview – Eganelisib Clinical Development Program – MARIO-275 (MAcrophage Reprogramming in Immuno-Oncology).” The following are the key developments related to MARIO-275:
•In May 2020, we voluntarily paused enrollment in the study following a planned review by the Independent Data Monitoring Committee, or IDMC, where liver enzyme elevations of Grade 3 or higher were seen in seven of 42 patients. We implemented a dose reduction of eganelisib from 40 mg daily, or QD, to 30 mg QD and have observed a reduction in liver enzyme elevations.
•In September 2020, the IDMC indicated that the risk/benefit to patients supported resumption of enrollment and continued evaluation of eganelisib plus nivolumab in second line urothelial cancer following cisplatin treatment.
•On February 11, 2021, we presented data at the American Society of Clinical Oncology Genitourinary Cancers Symposium, or ASCO GU, from MARIO-275.
◦The greatest benefit of the combination of eganelisib and nivolumab was observed in the PD-L1 low patient population (n=23), with improvement over nivolumab monotherapy (n=7) in overall response rate (ORR) (26% vs. 14%); disease control rate (DCR) (57% vs. 14%); and best responses of complete response (CR) (9% vs. 0%), and stable disease (SD) (30% vs. 0%).
◦The combination of eganelisib and nivolumab was well tolerated at a 30 mg once daily, or QD, dose, which was reduced from the initial dose of 40 mg QD to address liver enzyme elevations reported at the IDMC. The median average daily dose of eganelisib in the study was 31.5 mg. The most common TEAEs were pyrexia (33%), decreased appetite (33%), pruritus (24%), rash (24%), and increased alanine aminotransferase (24%). The most common ≥ Grade 3 TEAEs across all doses, all causality, were disease progression (24.2%), hepatotoxicity (24.2%), increased ALT (12.1%), and increased AST (12.1%). No Hy’s law cases were observed and no Grade 5 TEAEs were reported.
•Based on the data from MARIO-275, we are planning a new registration-enabling study and will not re-open enrollment in MARIO-275.
MARIO-3
MARIO-3 is a multi-arm Phase 2 study designed to evaluate eganelisib in the front-line setting for triple negative breast cancer, or TNBC, and front-line renal cell carcinoma, or RCC. The TNBC cohort is evaluating eganelisib in combination with atezolizumab, also known as Tecentriq®, and nab-paclitaxel, also known as Abraxane®, in up to 60 patients with front-line TNBC. The RCC cohort is evaluating eganelisib in combination with atezolizumab and bevacizumab, also known as Avastin®, in up to 30 patients with front-line RCC. We entered into a clinical supply agreement with F. Hoffmann-La Roche Ltd., or Roche, in March 2019 under which Roche has agreed to supply atezolizumab and bevacizumab for our use in MARIO-3.
•On December 9, 2020, we presented data at the 2020 San Antonio Breast Cancer Symposium, or SABCS, from the TNBC cohort of MARIO-3. As of the November 6, 2020 cut-off date for SABCS, we had enrolled 20 of 60 patients, and the seven most recently enrolled patients remained on treatment but had not yet had their first assessment. The poster presented the following findings:
◦100% of evaluable patients (n=13) demonstrated tumor reduction with a clinical benefit (disease control rate) in 92% of patients (12/13);
◦69.2% (9/13) ORR, with best responses of CR or PR;
◦100% (5/5) ORR (CR + PR), with one CR and four PRs observed in PD-L1 high patients;

◦50% (4/8) ORR (CR + PR), with four PRs observed in PD-L1 low patients; and
◦Safety data showed that the triple combination treatment with eganelisib, atezolizumab, and nab-paclitaxel demonstrated safety in line with expectations of the component drugs with no additive or new safety signals. The most common ≥ Grade 3 treatment-emergent adverse events were decreased neutrophil count (21.4 percent), diarrhea (14.3 percent), and rash (14.3 percent). Only one patient (7.1 percent) experienced ≥ Grade 3 ALT/AST increase, and this patient had a Grade 3 elevation.
•We expect to complete enrollment for the MARIO-3 TNBC cohort in the second half of 2021 and expect to present data regarding PFS and updated ORR data for the TNBC cohort in the first and the second half of 2021.
•Enrollment is complete in the RCC cohort and we expect to present data from the RCC cohort in the first half of 2022.
MARIO-1
Enrollment is complete in MARIO-1, our Phase 1/1b clinical study designed to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics, and activity for eganelisib — both as a monotherapy and in combination with nivolumab — in 224 patients with advanced solid tumors. The study included a dose escalation portion and a combination therapy expansion portion evaluating patients dosed at 40 mg QD of eganelisib in combination with the standard regimen of nivolumab in the following forms of cancer: non-small cell lung cancer, melanoma, squamous cell carcinoma of the head and neck, or SCCHN, TNBC, mesothelioma, adrenocortical carcinoma, and those with high baseline blood levels of MDSCs. We provided updated data for the melanoma expansion cohort and SCCHN expansion cohort at the 2021 Annual Meeting of the Society for Immunotherapy of Cancers. Data from both cohorts shows evidence of clinical activity in patients not expected to benefit from checkpoint inhibitor, or CPI, monotherapy due to immediate prior progression on a CPI. Safety data from both cohorts indicates the combination therapy was generally well tolerated and associated with a favorable safety profile.
Arcus Collaboration Trial
In December 2020, Arcus Biosciences, Inc., or Arcus, presented data at SABCS from the Phase 1/1b clinical study collaboration between Infinity and Arcus on ARC-2, a study designed to evaluate each company’s respective drug candidates in up to 40 patients with previously treated, advanced TNBC and ovarian cancer. The ARC-2 SABCS data showed that a novel triple-combination regimen of eganelisib in combination with etrumadenant, Arcus’s dual adenosine receptor antagonist, and liposomal doxorubicin chemotherapy, also known as Doxil®, lead to a meaningful increase in response in TNBC patients. The companies have determined that these findings are sufficient to guide their internal development plans and have decided to close enrollment while allowing existing patients to remain on treatment.
Etrumadenant is an orally bioavailable, highly potent antagonist of the adenosine 2a and 2b receptors. The activation of these receptors by adenosine interferes with the activity of key populations of immune cells and inhibits the body’s optimal anti-tumor immune response. By blocking these receptors, etrumadenant has the potential to reverse adenosine-induced immune suppression within the tumor microenvironment. As both macrophages and high adenosine levels are believed to play critical roles in creating a highly immunosuppressive tumor microenvironment in cancer after treatment with chemotherapy, the novel immuno-oncology combination being evaluated in this setting represents a potentially promising approach to treating TNBC and ovarian cancer.
Recent Events
On February 11, 2021, we entered into a purchase agreement with Piper Sandler & Co., as representative of the underwriters named therein, pursuant to which we issued and sold to the underwriters in an underwritten public offering an aggregate of 24,150,000 shares of our common stock, including 3,150,000 shares of common stock sold in connection with the exercise in full of a 15% over-allotment option by the underwriters. The public offering price was $3.80 per share. The gross proceeds to us from this offering were approximately $91.8 million. After underwriting discounts and commissions and estimated offering expenses, we received net proceeds from the offering of approximately $86.0 million.

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
•costs for collaboration partners to perform research and development activities, including development milestones for which a payment is due when achieved;
•depreciation of equipment; and
•allocated costs of facilities.
General and Administrative Expense
General and administrative expense primarily consists of compensation of personnel in executive, finance, accounting, legal and intellectual property, information technology, corporate communications, and human resources functions. Other costs include facilities costs not otherwise included in research and development expense and professional fees for legal and accounting services.
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
We recognize revenue when we transfers goods or services to customers in an amount that reflects the consideration that we expect to receive for those goods or services. These principles are applied using a five-step model: 1) identify the customer contract; 2) identify the contract’s performance obligations; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations; and 5) recognize revenue when or as a performance obligation is satisfied. We evaluate all promised goods and services within a customer contract and determine which of those are separate performance obligations. This evaluation includes an assessment of whether the good or service is capable of being distinct and whether the good or service is separable from other promises in the contract. When a performance obligation is satisfied, we recognize as revenue the amount of the transaction price, excluding estimates of variable consideration that are constrained, that is allocated to that performance obligation. For contracts that contain variable consideration, such as milestone payments, we estimate the amount of variable consideration by using either the expected value method or the most likely amount method. In making this assessment, we evaluate factors such as the clinical, regulatory, commercial and other risks that must be overcome to achieve the milestone. Each reporting period we re-evaluate the probability of achievement of such milestones and any related constraints. We will include variable consideration, without constraint, in the transaction price to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.
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

Liabilities Related to Sale of Future Royalties
We treat the liabilities related to sale of future royalties as debt financings, amortized under the effective interest rate method over the estimated life of the related royalty streams. The liabilities related to sale of future royalties and the debt amortization are based on our current estimates of future royalties expected to be paid over the life of the arrangements. We will periodically assess the expected royalty payments using projections from external sources. To the extent our estimates of future royalty payments are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, we will adjust the effective interest rate and recognize related non-cash interest expense on a prospective basis. Non-cash royalty revenue is reflected as royalty revenue, and non-cash amortization of debt is reflected as interest expense in the Consolidated Statement of Operations and Comprehensive Loss included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
Results of Operations
The following table summarizes our results of operations for the years ended December 31, 2020 and 2019, in thousands, together with the change in each item as a percentage.

	2020	2019	% Change
Collaboration revenue	$—	$2,000	(100)%
Royalty revenue	1,719	1,049	64%
Research and development expense	(26,761)	(27,116)	(1)%
General and administrative expense	(12,418)	(14,289)	(13)%
Royalty expense	(1,037)	(7,308)	(86)%
Investment and other income	450	1,116	(60)%
Interest expense	(153)	(2,563)	(94)%
Related party interest expense	(2,292)	—	—%
Income taxes benefit	—	54	(100)%
Revenue
We did not recognize any collaboration revenue for the year ended December 31, 2020. Collaboration revenue for the year ended December 31, 2019 consisted of $2.0 million of revenue related to the milestone payment for PellePharm’s initiation of a Phase 3 study investigating IPI-926, or patidegib, in patients with Gorlin Syndrome, a rare genetic disease that leads to the chronic formation of multiple basal cell carcinomas, as this milestone payment is variable consideration that became unconstrained following initiation of the study.
For the year ended December 31, 2020, we recognized approximately $1.7 million in royalty revenue, an increase of 64% as compared to approximately $1.0 million in royalty revenue for the year ended December 31, 2019. The increase is related to royalties on net sales of duvelisib from Verastem and Secura Bio. A portion of the royalties received is owed to Mundipharma and Purdue. We refer to such portion as the Trailing Mundipharma Royalties (see Note 12 of the notes to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K). We and HCR, entered into a purchase and sale agreement in March 2019, or the HCR Agreement, pursuant to which HCR acquired our interest in royalties received from Verastem and Secura Bio on net sales of duvelisib, less the Trailing Mundipharma Royalties (see Note 9 of the notes to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K).
Research and Development Expense
For the year ended December 31, 2020, we recognized approximately $26.8 million in research and development expense, a decrease of approximately 1% as compared to approximately $27.1 million in research and development expense for the year ended December 31, 2019. Research and development expenses represented approximately 67% and 56% of our total operating expenses for the years ended December 31, 2020 and 2019, respectively.
We began to track and accumulate costs by major program starting on January 1, 2006. These expenses primarily relate to payroll and related expenses for personnel working on the programs, process development and manufacturing, preclinical toxicology studies, clinical trial costs and allocated costs of facilities. During the years ended December 31, 2020 and 2019 and from January 1, 2006 through December 31, 2020, we estimate that we incurred $26.8 million, $27.1 million and $683.4 million, respectively, on our PI3K inhibitor program, including eganelisib and duvelisib.

We expect our research and development expense to increase as a result of our continued clinical development of eganelisib. We do not believe that the historical costs associated with our lead drug development programs are indicative of the future costs associated with these programs, nor represent what any other future drug development programs we initiate may cost. Due to the variability in the length of time and scope of activities necessary to develop a product candidate and uncertainties related to our cost estimates and our ability to obtain marketing approval for eganelisib or any future product candidates we may develop, accurate and meaningful estimates of the total costs required to bring product candidates to market are not available.
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
•the cost and availability of combination and comparator drugs;
•the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights relating to our programs under development;
•the terms and timing of any collaborations, licensing and other arrangements that we have or may establish in the future relating to our programs under development;
•the cost and timing of regulatory approvals; and
•the effect of competing technological and market developments.
General and Administrative Expense
For the year ended December 31, 2020, we recognized $12.4 million in general and administrative expense, a decrease of 13% as compared to approximately $14.3 million in general and administrative expense for the year ended December 31, 2019. The decrease was primarily attributable to a decrease of $0.8 million in compensation, related to a reduction in stock compensation, a decrease of $0.5 million related to professional services, and a decrease of $0.3 million in organizational support.
Royalty Expense
For the year ended December 31, 2020, we recognized $1.0 million in royalty expense, a decrease of 86% as compared to approximately $7.3 million in royalty expense for the year ended December 31, 2019. Royalty expense represents the Trailing Mundipharma Royalties and costs owed by us to Takeda, including the $6.7 million paid to Takeda in relation to the HCR Agreement during the year ended December 31, 2019 (see Note 12 of the notes to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K).
Investment and Other Income
For the year ended December 31, 2020, we recognized $0.5 million in investment and other income, a decrease of 60% as compared to approximately $1.1 million in investment and other income for the year ended December 31, 2019. The decreased was primarily attributable to lower yields on our cash equivalents and available-for-sale securities.

Interest Expense
For the year ended December 31, 2020, we recognized $0.2 million in interest expense, a decrease of 94% as compared to approximately $2.6 million in interest expense for the year ended December 31, 2019. Interest expense for the years ended December 31, 2020 and 2019 was due to non-cash interest expense related to the sale of future royalties in relation to the HCR Agreement, which we recognized as a liability that is being amortized using the effective interest method over the life of the arrangement (see Note 9 of the notes to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K).
Related Party Interest Expense
For the year ended December 31, 2020, we recognized $2.3 million in related party interest expense due to non-cash interest expense related to the sale of future royalties in relation to the BVF Funding Agreement, which we recognized as a liability that is being amortized using the effective interest method over the life of the arrangement (see Note 10 of the notes to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K). We did not recognize any related party interest expense for the year ended December 31, 2019.
Liquidity and Capital Resources
We have primarily incurred operating losses since inception. Our net loss was $40.5 million and $47.1 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $766.3 million. As we have no approved products, we have not generated any revenue from product sales to date, and we do not expect to generate any such revenue for the foreseeable future, if at all. We have instead relied on the proceeds from sales of equity securities, sales of future royalties, debt, interest on investments, up-front license fees, expense reimbursement, milestones, royalties and cost sharing under our collaborations to fund our operations. Our available-for-sale debt securities primarily trade in liquid markets, and the average days to maturity of our portfolio, as of December 31, 2020, is less than six months. Because eganelisib is in an early stage of clinical development and the outcome of our effort is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of eganelisib or whether, or when, we may achieve profitability.
We expect to continue to spend significant resources to fund the development and potential commercialization of eganelisib, and we expect to incur significant operating losses for the foreseeable future. We expect to incur substantial operating losses over the next several years as our clinical trial and drug manufacturing activities increase. In addition, in connection with seeking and possibly obtaining regulatory approval of eganelisib or any future product candidates we may develop, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. As a result, we expect that our accumulated deficit will also increase significantly.
The following table summarizes the components of our financial condition:

	December 31, 2020	December 31, 2019
	(in thousands)
Cash, cash equivalents and available-for-sale securities	$34,108	$42,444
Working capital	24,973	34,883

	Year Ended December 31,
	2020	2019
	(in thousands)
Cash (used in) provided by:
Operating activities	$(35,739)	$(41,530)
Investing activities	14,631	(12,241)
Financing activities	27,441	27,730

Cash Flows
The principal use of cash in operating activities in all periods presented was related to our research and development programs. Our cash used in operating activities for the year ended December 31, 2020 decreased compared to the year ended December 31, 2019 due to the $6.7 million payment to Takeda in relation to the HCR Agreement in 2019 (see Note 12 of the notes to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K).
Our cash used in operating activities in future periods may vary significantly due to various factors, including potential cash inflows from future collaboration agreements and potential cash outflows for licensing new programs from third parties. We cannot be certain whether and when we may enter into any such collaboration agreements or license agreements.
Our cash used in investing activities for the years ended December 31, 2020 and 2019 included purchases and proceeds from maturities of available-for-sale securities and purchases of property and equipment. Our cash provided by investing activities for the year ended December 31, 2020 included $43.0 million in purchases of available-for-sale securities and proceeds of $57.7 million from maturities of available-for-sale securities. Our cash used in investing activities for the year ended December 31, 2019 included $41.9 million in purchases of available-for-sale securities and proceeds of $32.0 million from maturities of available-for-sale securities.
Net cash provided by financing activities for the year ended December 31, 2020 included the proceeds from our sale of future royalties in relation to the BVF Funding Agreement and net proceeds from our common stock sales facility of $7.7 million. Net cash provided by financing for the year ended December 31, 2019 included the proceeds from our sale of future royalties in relation to the HCR Agreement
We will need substantial additional funds to support our planned operations. In the absence of additional funding or business development activities, we believe that our existing cash, cash equivalents and available-for-sale securities, together with the $86.0 million net proceeds from our February 2021 public offering (as discussed below), will be adequate to satisfy our current operating plans for at least the next twelve months from the issuance of these financial statements. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize one of our current or future product candidates. Until we can generate sufficient levels of cash from operations, and because sufficient funds may not be available to us when needed from collaborations, we expect that we will be required to continue to fund our operations in part through the sale of debt or equity securities or through licensing select programs or partial economic rights that include up-front, royalty and/or milestone payments. Our need to raise additional funds may be accelerated if our research and development expenses exceed our current expectations, if we acquire a third party, or if we acquire or license rights to additional product candidates or new technologies from one or more third parties. Our future funding requirements, both short-term and long-term, will depend on many factors, including, but not limited to:
•the scope, progress, results and costs of developing eganelisib, currently in clinical development;
•the impact of delays in patient enrollment and site activation related to the COVID-19 pandemic;
•the timing of, and the costs involved in, obtaining regulatory approvals for eganelisib;
•subject to receipt of marketing approval, revenue, if any, received from commercial sales of eganelisib;
•the timing and amount of additional revenues, if any, received from collaboration agreements and funding arrangements, including:
▪milestone payments from entities affiliated with BVF under the funding agreement we entered into with such parties;
▪regulatory and commercial-based milestone payments from PellePharm, Inc., or PellePharm, under the license agreement we entered into with PellePharm related to the development and commercialization of patidegib, the hedgehog inhibitor we licensed to PellePharm under the PellePharm Agreement; and
▪milestone payments related to commercial sales of products containing duvelisib, or Copiktra®, in oncology indications, or Licensed Products, we might receive under the HCR Agreement, or any additional royalties we might receive from Secura Bio, if such rights reverted to us in accordance with the HCR Agreement upon satisfaction of our obligations to HCR thereunder;
•the timing and amount of additional royalty and milestone payments owed to Takeda, based on sales of Licensed Products by Secura Bio;
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
As of December 31, 2020, we have received $261.9 million of net proceeds from our public stock offerings, including our common stock sales facility. On February 17, 2021, we completed a public offering of 24,150,000 shares of our common stock at an offering price of $3.80 per share, which included 3,150,000 shares sold upon the exercise in full of a 15% over-allotment option by the underwriters. We received $91.8 million in gross proceeds. After underwriting discounts and commissions and estimated offering expenses, we received net proceeds from the offering of approximately $86.0 million.
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
Common Stock Sales Facility
On June 28, 2019, we entered into a Capital on Demand Sales Agreement with JonesTrading Institutional Services LLC, or JonesTrading, and on July 29, 2019 we amended and restated the sales agreement to add B. Riley FBR, Inc., or B. Riley FBR, as a party to the agreement. We refer to the amended and restated sales agreement as the ATM Sales Agreement. Pursuant to the ATM Sales Agreement we may offer and sell shares of our common stock having an aggregate offering price of up to $20.0 million from time to time through JonesTrading or B. Riley FBR, each acting as our sales agent. We have agreed to pay commissions to the sales agents for their services in acting as agents in the sale of our common stock in the amount of up to 3.0% of the gross proceeds from sales of our common stock pursuant to the ATM Sales Agreement. Sales of shares of our common stock under the ATM Sales Agreement may be made in sales deemed to be “at the market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. With our prior written approval, JonesTrading or B. Riley FBR may also sell the shares by any other method permitted by law, including in negotiated transactions. We, JonesTrading, or B. Riley FBR may suspend or terminate the offering of shares upon notice to the other party and subject to other conditions. During the year ended December 31, 2020, we issued and sold 6,725,691 shares of common stock at a weighted average price per share of $1.17 at-the-market pursuant to the ATM Sales Agreement for $7.7 million in net proceeds. During the year ended December 31, 2019, we did not sell any shares under the ATM Sales Agreement.
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
Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Infinity Pharmaceuticals, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Infinity Pharmaceuticals, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Liability Related to Sale of Future Royalties to a Related Party
Description of the Matter
As discussed in Notes 2 and 10 to the consolidated financial statements, the Company sold its rights to future royalty revenue for sales of products containing an out-licensed compound to a related party in exchange for an upfront payment and potential future milestone payments. The upfront payment received was recorded as a liability. The Company is recognizing interest expense and adjusting the liability using the effective interest method that relies on an estimate of the future royalty revenue from the out-licensed compound over the term of the arrangement. The Company’s liability related to sale of future royalties to a related party, net was $21.6 million at December 31, 2020.

Auditing the Company's liability related to sale of the future royalties to a related party was complex due to the uncertainty associated with estimating the future royalty revenue. In particular, the liability and interest expense were sensitive to underlying assumptions about the future royalty revenue that are forward-looking and could be affected by the out-licensee’s operations, future economic conditions, regulatory approvals and market conditions.

How We Addressed the Matter in Our Audit	To test the Company’s liability related to sale of future royalties to a related party, our procedures included, among others, evaluating the Company's forecasted royalty revenue and testing the completeness and accuracy of the underlying data used. We compared the significant assumptions to current industry and market trends and to the Company’s forecasts as well as third-party forecasts. We also performed sensitivity analyses of the significant assumptions to evaluate the change in the liability related to sale of future royalties to a related party and interest expense resulting from changes in the forecasted royalty revenues. In addition, we assessed the historical accuracy of management’s estimates against actual performance.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2001.
Boston, Massachusetts
March 16, 2021

INFINITY PHARMACEUTICALS, INC.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$28,593	$22,260
Available-for-sale securities	5,515	20,184
Prepaid expenses and other current assets	1,912	2,137
Total current assets	36,020	44,581
Property and equipment, net	1,710	2,186
Restricted cash, less current portion	165	315
Operating lease right-of-use assets	1,419	1,717
Other assets	5	215
Total assets	$39,319	$49,014
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,982	$1,621
Accrued expenses and other current liabilities	8,065	8,077
Total current liabilities	11,047	9,698
Liability related to sale of future royalties, net, less current portion (note 9)	28,021	29,626
Liability related to sale of future royalties to a related party, net (note 10)	21,559	—
Operating lease liability, less current portion	1,436	1,926
Other liabilities	245	38
Total liabilities	62,308	41,288
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred Stock, $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding at December 31, 2020 and 2019	—	—
Common Stock, $0.001 par value; 200,000,000 and 100,000,000 shares authorized December 31, 2020 and 2019, respectively; 64,320,244 and 57,077,550 shares issued and outstanding at December 31, 2020 and 2019, respectively	64	57
Additional paid-in capital	743,269	733,486
Accumulated deficit	(766,321)	(725,829)
Accumulated other comprehensive income (loss)	(1)	12
Total stockholders’ equity (deficit)	(22,989)	7,726
Total liabilities and stockholders’ equity	$39,319	$49,014
The accompanying notes are an integral part of these consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2020	2019
Revenue:
Collaboration revenue	$—	$2,000
Royalty revenue	1,719	1,049
Total revenues	1,719	3,049
Operating expenses:
Research and development	26,761	27,116
General and administrative	12,418	14,289
Royalty expense (note 12)	1,037	7,308
Total operating expenses	40,216	48,713
Loss from operations	(38,497)	(45,664)
Other income (expense):
Investment and other income	450	1,116
Interest expense (note 9)	(153)	(2,563)
Related party interest expense (note 10)	(2,292)	—
Total other expense	(1,995)	(1,447)
Loss before income taxes	(40,492)	(47,111)
Income tax benefit	—	54
Net loss	$(40,492)	$(47,057)
Basic and diluted loss per common share	$(0.68)	$(0.83)
Basic and diluted weighted average number of common shares outstanding	59,857,860	56,983,652
Other comprehensive loss:
Net unrealized holding gains (losses) on available-for-sale securities arising during the period	$(13)	$16
Comprehensive loss	$(40,505)	$(47,041)
The accompanying notes are an integral part of these consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2020	2019
Operating activities
Net loss	$(40,492)	$(47,057)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	483	219
Stock-based compensation	1,456	2,133
Non-cash royalty revenue	(910)	(555)
Non-cash interest expense	153	2,563
Non-cash related party interest expense	2,292	—
Other, net	(106)	(216)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	585	(756)
Operating lease right-of-use asset	298	364
Accounts payable, accrued expenses and other liabilities	882	1,550
Operating lease liability	(380)	225
Net cash used in operating activities	(35,739)	(41,530)
Investing activities
Purchases of property and equipment	(43)	(2,327)
Purchases of available-for-sale securities	(43,006)	(41,864)
Proceeds from maturities of available-for-sale securities	57,680	31,950
Net cash provided by (used in) investing activities	14,631	(12,241)
Financing activities
Proceeds from sale of future royalties to a related party, net	19,572	—
Proceeds from sale of future royalties, net	—	27,618
Proceeds from common stock sales facility, net of issuance costs	7,711	—
Proceeds from issuances of common stock, net	158	112
Net cash provided by financing activities	27,441	27,730
Net increase (decrease) in cash, cash equivalents and restricted cash	6,333	(26,041)
Cash, cash equivalents and restricted cash at beginning of period	22,575	48,616
Cash, cash equivalents and restricted cash at end of period	$28,908	$22,575

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	28,593	22,260
Prepaid expenses and other current assets	150	—
Restricted cash, less current portion	165	315
Total cash, cash equivalents and restricted cash	$28,908	$22,575

Supplemental schedule of noncash activities
Assets acquired under operating lease obligation	$—	$1,908
Property and equipment in accounts payable and accrued expenses	$—	$50
Issuance of common stock for compensation	$444	$—
The accompanying notes are an integral part of these consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	56,907,096	$57	$731,178	$(678,772)	$(4)	$52,459
Exercise of stock options	2,188		3			3
Stock-based compensation expense			2,133			2,133
Issuance of common stock, net	168,266		172			172
Unrealized gain on marketable securities					16	16
Net loss				(47,057)		(47,057)
Balance at December 31, 2019	57,077,550	$57	$733,486	$(725,829)	$12	$7,726
Exercise of stock options	46,433		85			85
Stock-based compensation expense			1,456			1,456
Issuance of common stock related to sales facility, net of issuance costs	6,725,691	7	7,704			7,711
Issuance of common stock, net	470,570		538			538
Unrealized loss on marketable securities					(13)	(13)
Net loss				(40,492)		(40,492)
Balance at December 31, 2020	64,320,244	$64	$743,269	$(766,321)	$(1)	$(22,989)

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
We determine the appropriate classification of marketable securities at the time of purchase and reevaluate such designation at each balance sheet date. We have classified all of our marketable securities at December 31, 2020 and 2019 as “available-for-sale.” We carry available-for-sale securities at fair value. Unrealized gains and losses on available-for-sale debt securities are reported in accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity.
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
Liquidity
As of December 31, 2020, our cash, cash equivalents and available-for-sale securities balance was $34.1 million. On February 17, 2021, we completed a public offering receiving net proceeds of approximately $86.0 million. See Note 16 for additional details of the public offering. We have primarily incurred operating losses since inception and have relied on our ability to fund our operations through collaboration and license arrangements, or other strategic arrangements, and through the sale of stock.
We expect to continue to spend significant resources to fund the development and potential commercialization of eganelisib, also known as IPI-549, an orally administered immuno-oncology product candidate that selectively inhibits the enzyme phosphoinositide-3 kinase gamma, or PI3K gamma, and to incur significant operating losses for the foreseeable future.
We believe that our existing cash, cash equivalents and available-for-sale securities, together with the $86.0 million net proceeds from the public offering, will be adequate to satisfy our current operating plans for at least the next twelve months from the issuance of these financial statements.
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
Liabilities Related to Sale of Future Royalties
We treat the liabilities related to sale of future royalties (see Note 9 and Note 10) as a debt financings, amortized under the effective interest rate method over the estimated life of the related expected royalty stream. The liabilities related to sale of future royalties and the debt amortization are based on our current estimates of future royalties expected to be paid over the life of the arrangement. We will periodically assess the expected royalty payments using projections from external sources. To the extent our estimates of future royalty payments are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, we will adjust the effective interest rate and recognize related non-cash interest expense on a prospective basis. Non-cash royalty revenue is reflected as royalty revenue, and non-cash amortization of debt is reflected as interest expense in the Consolidated Statement of Operations and Comprehensive Loss.
Revenue Recognition
To date, all our revenue has been generated under collaboration agreements, including payments to us of upfront license fees, funding or reimbursement of research and development efforts, milestone payments, if specified objectives are achieved, and royalties on product sales.
We recognize revenue when we transfers goods or services to customers in an amount that reflects the consideration that we expect to receive for those goods or services. These principles are applied using a five-step model: 1) identify the customer contract; 2) identify the contract’s performance obligations; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations; and 5) recognize revenue when or as a performance obligation is satisfied. We evaluate all promised goods and services within a customer contract and determine which of those are separate performance obligations. This evaluation includes an assessment of whether the good or service is capable of being distinct and whether the good or service is separable from other promises in the contract. When a performance obligation is satisfied, we recognize as revenue the amount of the transaction price, excluding estimates of variable consideration that are constrained, that is allocated to that performance obligation. For contracts that contain variable consideration, such as milestone payments, we estimate the amount of variable consideration by using either the expected value method or the most likely amount method. In making this assessment, we evaluate factors such as the clinical, regulatory, commercial and other risks that must be overcome to achieve the milestone. Each reporting period we re-evaluate the probability of achievement of such milestones and any related constraints. We will include variable consideration, without constraint, in the transaction price to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.
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
Stock-based Compensation Expense
For awards granted to employees, directors, non-employees, and awards granted under our 2013 Employee Stock Purchase Plan, or ESPP, we measure stock-based compensation cost at the grant date based on the estimated fair value of the award and recognize it as expense over the requisite service period on a straight-line basis. Stock-based compensation costs for non-employees are recognized as expense over the vesting period on a ratable basis. We use the Black-Scholes valuation model in determining the fair value of all equity awards. For awards with performance conditions, we estimate the likelihood of satisfaction of the performance conditions, which affects the period over which the expense is recognized. When the performance conditions related to these awards are determined to be probable, we recognize the expense over the requisite service period. We have no awards with market conditions.
Royalty Expense
Royalty expense is recorded when incurred and represents the expense associated with amounts owed to third parties as a result of royalty revenue recognized and the amounts owed by us to Takeda Pharmaceutical Company Limited, or Takeda, in relation to sale of future royalties (see Note 12).
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
Due to the uncertainty surrounding the realization of the net deferred tax assets in future periods, we have recorded a full valuation allowance against our otherwise recognizable net deferred tax assets as of December 31, 2020 and 2019.

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

	At December 31,
	2020	2019
Stock options	12,664,664	9,576,319
Warrants	1,000,000	1,000,000
Comprehensive Loss
Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss is comprised of unrealized holding gains and losses arising during the period on available-for-sale securities that are not other-than-temporarily impaired. During the year ended December 31, 2020, there were no material reclassifications out of accumulated other comprehensive loss.
New Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements, or ASU No. 2016-13, which requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and it establishes additional disclosure requirements related to credit risks. For available-for-sale debt securities with expected credit losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. In November 2019, the FASB subsequently issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, whereby the effective date of this standard for smaller reporting companies was deferred to annual reporting periods beginning after December 15, 2022, including interim periods within those annual reporting periods, and early adoption is still permitted. We are currently evaluating the impact of ASU No. 2016-13 on our consolidated financial statements and related disclosures.
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, or ASU No. 2020-06, which simplifies the guidance on an issuer’s accounting for convertible instruments and contracts in its own equity. The provisions of ASU No. 2020-06 are applicable for fiscal years beginning after December 15, 2023, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. We are currently evaluating the impact of ASU No. 2020-06 on our consolidated financial statements.
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

2019 Equity Incentive Plan
Our 2019 Equity Incentive Plan, or the 2019 Plan, was approved by our stockholders in June 2019. The 2019 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, or IRC, as well as nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based and cash-based awards. Up to 6,031,009 shares of our common stock may be issued pursuant to awards granted under the 2019 Plan, plus an additional amount of our common stock underlying awards issued under the 2010 Stock Incentive Plan, or the 2010 Plan, that expire or are canceled without the holders receiving any shares under those awards. As of December 31, 2020, an aggregate of 5,130,033 shares of our common stock were reserved for issuance upon the exercise of outstanding awards, and up to 2,084,050 shares of common stock may be issued pursuant to awards granted under the 2019 Plan.
2010 Stock Incentive Plan
The 2010 Plan provided for the grant of incentive stock options under the IRC, as well as nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based and cash-based awards. As of December 31, 2020, an aggregate of 7,534,631 shares of our common stock were reserved for issuance upon the exercise of outstanding awards granted under the 2010 Plan. The 2010 Plan was terminated upon approval of the 2019 Plan; therefore, no further grants may be made under the 2010 Plan.
2013 Employee Stock Purchase Plan
Our ESPP permits eligible employees to purchase shares of our common stock at a discount and consists of consecutive, overlapping 24-month offering periods, each consisting of four six-month purchase periods. On the first day of each offering period, each employee who is enrolled in the ESPP will automatically receive an option to purchase up to a whole number of shares of our common stock. The purchase price of each of the shares purchased, in a given purchase period, will be 85% of the closing price of a share of our common stock, on the first day of the offering period or the last day of the purchase period, whichever is lower. During the year ended December 31, 2020, 91,696 shares of common stock were purchased for total proceeds of approximately $0.1 million. During the year ended December 31, 2019, 110,459 shares of common stock were purchased for total proceeds of approximately $0.1 million.
Compensation Expense
Total stock-based compensation expense, related to all equity awards, comprised the following:

	Year Ended December 31,
	2020	2019
	(in thousands)
Research and development	$383	$491
General and administrative	1,073	1,642
Total stock-based compensation expense	$1,456	$2,133
As of December 31, 2020, we had approximately $5.4 million of total unrecognized compensation cost related to unvested common stock options and awards under our ESPP, which are expected to be recognized over a weighted-average period of 3.3 years.

Stock Options
Valuation Assumptions
We estimate the fair value of stock options at the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	December 31,
	2020	2019
Risk-free interest rate	1.0%	2.3%
Expected annual dividend yield	—	—
Expected stock price volatility	98.3%	99.4%
Expected term of options	5.7 years	5.9 years
The valuation assumptions were determined as follows:
•Risk-free interest rate: The yield on zero-coupon U.S. Treasury securities for a period that was commensurate with the expected term of the awards.
•Expected annual dividend yield: The estimate for annual dividends was zero because we have not historically paid a dividend and do not intend to do so in the foreseeable future.
•Expected stock price volatility: We determined the expected volatility by using our available implied and historical price information.
•Expected term of options: The expected term of the awards represents the period of time that the awards were expected to be outstanding. We use the simplified method to estimate expected term, whereby, the expected life equals the average of the vesting term and the original contractual term of the option.
We recognize forfeitures related to employee share-based payments as they occur.
A summary of our stock option activity for the year ended December 31, 2020 is as follows:

	Stock Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2020	9,576,319	$4.58
Granted	4,999,811	1.50
Exercised	(46,433)	1.83
Forfeited	(694,584)	1.26
Expired	(1,170,449)	5.17
Outstanding at December 31, 2020	12,664,664	$3.51	7.0	$6.2
Exercisable at December 31, 2020	8,079,577	$4.62	5.6	$3.5
The weighted-average fair value per share of options granted during the years ended December 31, 2020 and 2019 was $1.15 and $1.07, respectively.
The aggregate intrinsic value of options outstanding at December 31, 2020 was calculated based on the positive difference, if any, between the closing fair market value of our common stock on December 31, 2020 and the exercise price of the underlying options.
No related income tax benefits were recorded during the years ended December 31, 2020 or 2019.
We settle employee stock option exercises with newly issued shares of our common stock.

4. Cash, Cash Equivalents and Available-for-Sale Securities
The following is a summary of cash, cash equivalents and available-for-sale securities:

	December 31, 2020
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$28,593	$—	$—	$28,593
Available-for-sale securities:
U.S. Treasury securities due in one year or less	5,516	—	(1)	5,515
Total available-for-sale securities	5,516	—	(1)	5,515
Total cash, cash equivalents and available-for-sale securities	$34,109	$—	$(1)	$34,108

	December 31, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$22,260	$—	$—	$22,260
Available-for-sale securities:
U.S. Treasury securities due in one year or less	8,244	4	—	8,248
U.S. government-sponsored enterprise obligations due in one year or less	11,928	8	—	11,936
Total available-for-sale securities	20,172	12	—	20,184
Total cash, cash equivalents and available-for-sale securities	$42,432	$12	$—	$42,444
We held three debt securities at December 31, 2020 that were in an unrealized loss position for less than twelve months. The fair value of these securities was $4.5 million. As of December 31, 2020, we did not hold any securities in foreign financial institutions. We evaluated our securities for other-than-temporary impairments based on quantitative and qualitative factors. We considered the decline in market value for these three securities to be primarily attributable to current economic and market conditions. It is not more likely than not that we will be required to sell these securities, and we do not intend to sell these securities before the recovery of their amortized cost bases. Based on our analysis, we do not consider these investments to be other-than-temporarily impaired as of December 31, 2020.
We had no material realized gains or losses on our available-for-sale securities for the years ended December 31, 2020 and 2019. There were no other-than-temporary impairments recognized for the years ended December 31, 2020 and 2019.

5. Fair Value
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2020 and 2019:

	December 31, 2020
	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash and cash equivalents	$28,593	$—	$—
U.S. Treasury securities	—	5,515	—
Total assets	$28,593	$5,515	$—

Liabilities:
Warrant liability	$—	$—	$198
Total liabilities	$—	$—	$198

	December 31, 2019
	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash and cash equivalents	$20,860	$1,400	$—
U.S. Treasury securities	—	8,248	—
U.S. government-sponsored enterprise obligations	—	11,936	—
Total assets	$20,860	$21,584	$—
The fair value of the available-for-sale securities and cash and cash equivalents is based on the following inputs for both U.S. Treasury securities and U.S, government-sponsored enterprise obligations: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including TRACE® reported trades.
There have been no changes to our valuation methods during the year ended December 31, 2020. We had no available-for-sale securities that were classified as Level 3 at any point during the year ended December 31, 2020.
Warrant liability relates to potential future warrants that may be issued. The fair value of the warrant liability on the date of the commitment and on each re-measurement date for those warrants classified as liabilities was estimated using the Monte Carlo simulation model, which involves a series of simulated future stock price paths over the remaining life of the commitment. The fair value is estimated by taking the average of the fair values under each of many Monte Carlo simulations. The fair value estimate is affected by our stock price, as well as estimated future financing needs, including timing and sources of the financing and subjective variables including expected stock price volatility over the remaining life of the commitment and risk-free interest rate. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The fair value of the warrant liability as of December 31, 2020 has been included in other liabilities on our consolidated balance sheet. See Note 10 for further discussions of the accounting for the warrants.
The carrying amounts reflected in the consolidated balance sheets for prepaid expenses and other current assets, other assets, accounts payable and accrued expenses approximate their fair value due to their short-term maturities.

6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	December 31,
	2020	2019
	(in thousands)
Prepaid expenses	$1,528	$1,680
Other current assets	234	457
Restricted cash, current portion	150	—
Total prepaid expenses and other current assets	$1,912	$2,137

7. Property and Equipment
Property and equipment consist of the following:

	December 31,
	2020	2019
	(in thousands)
Computer equipment and software	$1,893	$1,893
Furniture and fixtures	446	446
Leasehold improvements	1,743	1,735
	4,082	4,074
Less accumulated depreciation	(2,372)	(1,888)
	$1,710	$2,186

8. Accrued Expenses
Accrued expenses consisted of the following:

	December 31,
	2020	2019
	(in thousands)
Accrued compensation and benefits	$2,385	$3,055
Accrued clinical and development	3,511	3,793
Liability related to sale of future royalties, net, current portion	848	—
Operating lease liability, current portion	489	381
Other	832	848
Total accrued expenses	$8,065	$8,077

9. Liability Related to Sale of Future Royalties
In 2016, we and Verastem Inc., or Verastem, entered into an amended and restated license agreement, or the Verastem Agreement, under which we granted to Verastem an exclusive worldwide license in oncology indications for the research, development, commercialization, and manufacture of duvelisib and products containing duvelisib, or Copiktra®, an oral, dual inhibitor of PI3K delta and gamma, which we refer to as Licensed Products, in each case in oncology indications. In September 2020, Verastem completed a disposition of its rights, title, and interest in and to duvelisib to Secura Bio, Inc., or Secura Bio, wherein Secura Bio assumed all liabilities and obligations under the Verastem Agreement. We now refer to the Verastem Agreement as the Secura Bio Agreement.

Verastem was obligated to pay us royalties on worldwide net sales of Licensed Products ranging from the mid-single digits to the high-single digits, a portion of which we are obligated to share with Takeda as described in Note 12. Secura Bio assumed these obligations as of October 1, 2020.
On March 5, 2019, we and HealthCare Royalty Partners III, L.P., or HCR, entered into a purchase and sale agreement, or the HCR Agreement, providing for the acquisition by HCR of our interest in certain royalty payments, or the Purchased Assets, based on worldwide annual net sales of Licensed Products, pursuant to the Secura Bio Agreement. On March 11, 2019, which we refer to as the HCR Closing Date, we received $30.0 million, or the HCR Closing Date Payment, less certain transaction expenses. After sharing with Takeda in accordance with the Takeda Amendment, as defined in Note 12, we retained $22.5 million in gross proceeds, or approximately $20.9 million in net proceeds.
Pursuant to the HCR Agreement, our sale of the Purchased Assets is subject to an increasing cap amount defined below, which we refer to as the Cap Amount. The Cap Amount is equal to, for each applicable time period specified below, a multiple, as set forth below, of (a) the HCR Closing Date Payment plus (b) 100% of the reasonably incurred Applicable Purchaser Expenditures, as defined below:

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

The following table shows the activity within the liability account for the year ended December 31, 2020 and 2019:

	December 31,
	2020	2019
	(in thousands)
Liability related to sale of future royalties - beginning balance	$29,626	$—
Proceeds from sale of future royalties	—	30,000
Debt discount and issuance costs	—	(2,382)
Non-cash royalty revenue	(910)	(555)
Non-cash interest expense recognized	153	2,563
Liability related to sale of future royalties, net - ending balance	$28,869	$29,626
Less: current portion	(848)	—
Liability related to sale of future royalties, net, less current portion	$28,021	$29,626
As royalties are due to HCR by Secura Bio, the balance of the recognized liability may be effectively repaid over the life of the HCR Agreement. There are a number of factors that could materially affect the amount and timing of royalty payments from Secura Bio, none of which are within our control.
10. Liability Related to Sale of Future Royalties — Related Party Transaction
Funding Agreement
On January 8, 2020, or the BVF Closing Date, we entered into a funding agreement, or the BVF Funding Agreement, with BVF and Royalty Security, LLC, a wholly owned subsidiary of BVF, or the Buyer. The BVF Funding Agreement provides for the acquisition by the Buyer of our interest in all royalty payments based on worldwide annual net sales of patidegib, or the BVF Licensed Product, excluding Trailing Mundipharma Royalties, as defined in Note 12, related to patidegib. We refer to all BVF Licensed Product royalties owed to us less Trailing Mundipharma Royalties as the Royalty or Royalties. Such Royalties are owed to us pursuant to the PellePharm Agreement, as defined in Note 12, by and between us and PellePharm Inc., or PellePharm. The Buyer and BVF are affiliates of Biotechnology Value Fund, L.P., which beneficially owned approximately 30% of our common stock at the time of the transaction. Effective February 17, 2021, Biotechnology Value Fund, L.P. is not considered a related party.
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
In addition to the Upfront Purchase Price, we will also be entitled to receive a $5.0 million milestone payment, or Milestone Payment, from the Buyer if a milestone associated with PellePharm’s ongoing Phase 3 clinical trial of patidegib topical gel is achieved.
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
Liability to Related Party
We recognized the proceeds received under the BVF Funding Agreement as a liability that will be amortized using the effective interest method over the life of the arrangement. We recorded the receipt of the $20.0 million Upfront Purchase Price as a liability, net of debt issuance costs of approximately $0.4 million and warrant liability of $0.3 million. We are not obligated to repay the proceeds received under the BVF Funding Agreement. In order to determine the amortization of the liability, we are required to estimate the total amount of potential future net royalty payments to be made by PellePharm to the Buyer over the term of the BVF Funding Agreement. The total estimated net royalties to be paid, less the net proceeds received, will be recorded as interest expense over the life of the liability. We estimated an effective annual interest rate of approximately 11% as of the BVF Closing Date. Interest and debt discount amortization expense is reflected as related party interest expense in our consolidated statements of operations. We recognized $2.3 million of non-cash related party interest expense during the year ended December 31, 2020. Over the course of the BVF Funding Agreement, the actual interest rate will be affected by the amount and timing of royalty revenue recognized, if any, and changes in forecasted royalty revenue. There are a number of factors that could materially affect the amount and timing of royalty payments from PellePharm, none of which are within our control. On a quarterly basis, we will reassess the effective interest rate and adjust the rate prospectively as needed.
The following table shows the activity within the liability account from the inception of the BVF Funding Agreement through December 31, 2020:

December 31, 2020
(in thousands)
Liability related to sale of future royalties to a related party - beginning balance	$—
Proceeds from sale of future royalties	20,000
Debt discount and issuance costs	(428)
Warrant liability	(305)
Non-cash related party interest expense recognized	2,292
Liability related to sale of future royalties to a related party - ending balance	$21,559

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
We determined that the commitment to issue warrants represents a freestanding financial instrument and accounted for it as a liability as of the BVF Closing Date. The fair value of the warrant liability was estimated using the Monte Carlo simulation model. The fair value of the warrant liability as of December 31, 2020 has been included in other liabilities on our consolidated balance sheet. We will re-measure the warrant liability at each reporting date. Changes in fair value of the warrant liability is included in investment and other income on our consolidated statement of operations and comprehensive loss. No warrants were issued as of December 31, 2020. See Note 5 for further discussions of the fair value of the warrants.
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
Beginning August 1, 2019, or the Rent Commencement Date, the total base rent of the Lease is $47,961 per month and will increase by approximately 3% on each anniversary of the Rent Commencement Date until the Expiration Date. In addition to the base rent, we are also responsible for our share of the operating expenses, insurance, real estate taxes and certain capital costs, and we are responsible for utilities in our premises, all in accordance with the terms of the Lease. Pursuant to the terms of the Lease, we provided a security deposit in the form of a letter of credit in the initial amount of $300,000, which may be reduced to $150,000 over time in accordance with the terms of the Lease. The security deposit plus the associated bank fee of $15,000 is included on our consolidated balance sheet as prepaid expenses and other current assets and restricted cash, less current portion as of December 31, 2020. The Landlord provided a lease incentive allowance of $0.6 million to fund certain improvements to be made by us to the Leased Premises.

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

	December 31,
	2020	2019
Assets	(in thousands)
Operating lease right-of-use assets	$1,419	$1,717
Liabilities
Accrued expenses and other current liabilities	$489	$381
Operating lease liability	1,436	1,926
Total lease liabilities	$1,925	$2,307
As of December 31, 2020, the weighted average term remaining on our leases is 3.5 years, and the weighted average discount rate is 10%. As of December 31, 2019, the weighted average term remaining on our leases was 4.5 years, and the weighted average discount rate was 10%.
Operating lease costs, including variable costs, of $0.7 million and $0.8 million were incurred during the years ended December 31, 2020 and 2019, respectively. Cash paid for amounts included in the measurement of lease liabilities was $0.7 million and $0.4 million during the year ended December 31, 2020 and 2019, respectively.
As of December 31, 2020, future minimum lease payments of our operating lease liabilities are as follows:

Operating Leases
(in thousands)
2021	660
2022	640
2023	658
2024	334
Total future minimum lease payments	2,292
Less: imputed interest	(367)
Total lease liability	$1,925

12. Strategic Agreements
We have worldwide development and commercialization rights to eganelisib, subject to certain obligations to our licensor, Takeda Pharmaceutical Company Limited, or Takeda, as described in more detail below. Additionally, we are obligated to pay Mundipharma International Corporation Limited, or Mundipharma, and Purdue Pharmaceutical Products L.P., or Purdue, a 4% royalty in the aggregate on worldwide net sales of products that were previously subject to our strategic alliance with Mundipharma and Purdue that was terminated in 2012. Such products include eganelisib; duvelisib, the PI3K delta,gamma inhibitor we licensed to Verastem in 2016, and Verastem sold its interest in these rights to Secura Bio in 2020; and IPI-926, or patidegib, part of the hedgehog inhibitor program we licensed to PellePharm in 2013. We refer to such royalties as Trailing Mundipharma Royalties. After Mundipharma and Purdue have recovered approximately $260.0 million in royalty payments from all products that were previously subject to the strategic alliance, which represents the funding paid to us for research and development services performed by us under this strategic alliance, the Trailing Mundipharma Royalties will be reduced to a 1% royalty on net sales in the United States of such products. As of December 31, 2020, Mundipharma and Purdue have recovered $1.4 million.
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
PellePharm is also obligated to pay us tiered royalties on annual net sales of Hedgehog Products, which are subject to reduction after a certain aggregate funding threshold has been achieved. On January 8, 2020, we entered into the BVF Funding Agreement, pursuant to which we sold our interest, subject to a repurchase option, or the Option, in all royalty payments based on worldwide annual net sales of the BVF Licensed Product, excluding Trailing Mundipharma Royalties related to patidegib. The terms of the BVF Funding Agreement, including the Option, is further described in Note 10.
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

Duvelisib
Pursuant to the Takeda Agreement, prior to March 4, 2019, we were obligated to share equally with Takeda all revenue arising from certain qualifying transactions for duvelisib, including the Secura Bio Agreement, subject to certain exceptions including revenue we receive as reimbursement for duvelisib research and development expenses. By entry into a fourth amendment to the Takeda Agreement on March 4, 2019, or the Takeda Amendment, Takeda consented to the sale of the Purchased Assets to HCR and agreed to forego its rights to an equal share of the royalties due from Secura Bio during the period prior to the Reversion and agreed not to seek any payment from HCR with respect to the royalties owed to Takeda. In exchange, we paid Takeda $6.7 million representing 25% of the HCR Closing Date Payment, net of 25% of the expenses incurred by us in connection with the HCR Agreement. In addition, we agreed to pay Takeda 25% of the royalties that would have been payable to us by Secura Bio but for the consummation of the HCR Agreement, which we refer to as the Interim Obligation. During the year ended December 31, 2020, we recognized $0.2 million in Interim Obligation amounts owed to Takeda as royalty expense. During the year ended December 31, 2019, we recognized the $6.7 million payment and $0.1 million in Interim Obligation amounts owed to Takeda as royalty expense.
We have the right to extinguish the Interim Obligation by payment to Takeda of an amount equal to (i) the $6.7 million payment multiplied by the multiple set forth in the table below corresponding to the time period in which such extinguishing payment is made, minus (ii) any payments made to Takeda pursuant to the Interim Obligation:

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
Eganelisib
Pursuant to the Takeda Agreement, in October 2019 we achieved and paid Takeda a $2.0 million milestone payment associated with our MARIO-275 study, our global, randomized, placebo-controlled Phase 2 study evaluating the effect of adding eganelisib to nivolumab, also known as Opdivo®, in checkpoint-naïve advanced urothelial cancer patients whose cancer has progressed or recurred following treatment with platinum-based chemotherapy. We are further obligated to pay Takeda the remaining $3.0 million success-based development milestone and up to $165.0 million in remaining success-based regulatory and commercial milestones for one product candidate other than duvelisib that inhibits the PI3K pathway, which could be eganelisib.
13. Income Taxes
We did not have any income tax expense for the year ended December 31, 2020. We recognized an income tax benefit of $0.1 million for the year ended December 31, 2019 as a result of reversing the sequestration adjustment related to the monetizing of our alternative minimum tax credit carryforwards as permitted by the Tax Cut and Jobs Act, or the Act, that was enacted on December 22, 2017.

Our income tax expense for the years ended December 31, 2020 and 2019 differed from the expected U.S. federal statutory income tax expense as set forth below:

	Years Ended December 31,
	2020	2019
	(in thousands)
Expected federal tax benefit	$(8,503)	$(9,893)
Permanent differences	211	352
State taxes, net of the deferred federal benefit	(2,563)	(2,905)
Tax credit carryforwards	(837)	(738)
Adjustments to deferred tax assets and deferred tax liabilities	852	265
Other	69	8
Change in valuation allowance	10,771	12,857
Income tax expense (benefit)	$—	$(54)
The significant components of our deferred tax assets and liabilities are as follows:

	Years Ended December 31,
	2020	2019
	(in thousands)
Deferred tax assets (liabilities):
Net operating loss carryforwards	$151,752	$145,024
Tax credit carryforwards	42,645	41,730
Intangible assets	17,028	18,977
Accrued expenses	645	590
Stock-based compensation	4,976	5,661
Sale of future royalties	13,742	8,088
Other	(44)	(98)
Valuation allowance	(230,744)	(219,972)
Net deferred tax assets	$—	$—
We have recorded a valuation allowance against our deferred tax assets in each of the years ended December 31, 2020, and 2019 because we believe that it is more likely than not that these assets will not be realized. The valuation allowance increased by approximately $10.8 million during the year ended December 31, 2020 primarily as a result of the increase in our unbenefited net operating loss for the current period and the BVF Funding Agreement which has created a deferred tax asset in the year due to the current inclusion of the royalty sale proceeds in taxable income for 2020. The valuation allowance increased by approximately $12.9 million during the year ended December 31, 2019 primarily as a result of the increase in our unbenefited net operating loss for the current period and the HCR Agreement which has created a deferred tax asset in the year due to the current inclusion of the royalty sale proceeds in taxable income for 2019.
Subject to the limitations described below, at December 31, 2020, we have cumulative net operating loss carryforwards of approximately $582.9 million and $464.2 million available to reduce federal and state taxable income, respectively. For federal purposes, the net operating loss carryforwards have begun to expire and will continue to expire through 2037 for losses incurred before January 1, 2018. Federal losses generated after December 31, 2017 do not expire. As of December 31, 2020, we have approximately $58.2 million of federal losses that do not expire. The state net operating loss carryforwards begin to expire in 2031 and continue to expire through 2040. In addition, we have cumulative federal and state tax credit carryforwards of $34.8 million and $9.9 million, respectively, available to reduce federal and state income taxes which expire through 2040 and 2034, respectively. Our net operating loss carryforwards and tax credit carryforwards are limited as a result of certain ownership changes, as defined under Sections 382 and 383 of the Internal Revenue Code. This limits the annual amount of these tax attributes that can be utilized to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on our value immediately prior to an ownership change. Subsequent ownership changes may affect the limitation in future years. The net operating losses and tax credit carryforwards that have and will expire unused in the future as a result of Section 382 and 383 limitations have been excluded from the amounts disclosed above. The latest Section 382 study was performed through December 31, 2018. Ownership changes after that date could further reduce the Company’s ability to utilize the net operating loss and other attribute carryforwards.

At December 31, 2020 and 2019, we had no unrecognized tax benefits. As of December 31, 2020 and 2019, we had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in our consolidated statements of operations. We will recognize interest and penalties related to uncertain tax positions in income tax expense. For all years through December 31, 2020, we generated research credits but have not conducted a study to document the qualified activities. This study may result in an adjustment to our research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against our research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.
We file U.S. federal and California and Massachusetts state income tax returns. The statute of limitations for assessment by the Internal Revenue Service, or IRS, and state tax authorities is closed for tax years prior to 2017, although carryforward attributes that were generated prior to tax year 2017 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period.
14. Stockholders’ Equity
Common Stock Sales Facility
On June 28, 2019, we entered into a Capital on Demand Sales Agreement with JonesTrading Institutional Services LLC, or JonesTrading, and on July 29, 2019 we amended and restated the sales agreement to add B. Riley FBR, Inc., or B. Riley FBR, as a party to the agreement. We refer to the amended and restated sales agreement as the ATM Sales Agreement. Pursuant to the ATM Sales Agreement we may offer and sell shares of our common stock having an aggregate offering price of up to $20.0 million from time to time through JonesTrading or B. Riley FBR, each acting as our sales agent. We have agreed to pay commissions to the sales agents for their services in acting as agents in the sale of our common stock in the amount of up to 3.0% of the gross proceeds from sales of our common stock pursuant to the ATM Sales Agreement. Sales of shares of our common stock under the ATM Sales Agreement may be made in sales deemed to be “at the market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. With our prior written approval, JonesTrading or B. Riley FBR may also sell the shares by any other method permitted by law, including in negotiated transactions. We, JonesTrading, or B. Riley FBR may suspend or terminate the offering of shares upon notice to the other party and subject to other conditions. During the year ended December 31, 2020, we issued and sold 6,725,691 shares of common stock at a weighted average price per share of $1.17 at-the-market pursuant to the ATM Sales Agreement for $7.7 million in net proceeds. During the year ended December 31, 2019, we did not sell any shares under the ATM Sales Agreement.
Common Stock
In June 2020, we amended our Restated Certificate of Incorporation to increase the number of authorized shares of our common stock from 100,000,000 shares to 200,000,000 shares. The amendment was approved by our shareholders at the annual meeting of stockholders on June 17, 2020.
Warrants
On February 24, 2014, we entered into a facility agreement with affiliates of Deerfield Management Company, L.P., or Deerfield. In connection with the execution of the original facility agreement, we issued to Deerfield warrants to purchase an aggregate of 1,000,000 shares of common stock at an exercise price of $13.83 per share. The warrants have dividend rights to the same extent as if the warrants were exercised into shares of common stock. The warrants expire on the seventh anniversary of their issuance and contain certain limitations that prevent the holder from acquiring shares upon exercise of a warrant that would result in the number of shares beneficially owned by the holder exceeding 9.985% of the total number of shares of common stock then issued and outstanding. As of December 31, 2020, no warrants have been exercised. As of the date of filing, the warrants expired without exercising.
15. Defined Contribution Benefit Plan
We sponsor a 401(k) retirement plan in which substantially all of our full-time employees are eligible to participate. Participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. During the years ended December 31, 2020 and 2019, we matched participants’ contributions up to 6% of the participant’s pre-tax salary. Our matching contributions for the years ended December 31, 2020 and 2019 was $0.2 million in both years.

16. Subsequent Events
On February 11, 2021, we entered into a purchase agreement with Piper Sandler & Co., as representative of the underwriters named therein, pursuant to which we issued and sold to the underwriters in an underwritten public offering an aggregate of 24,150,000 shares of our common stock, including 3,150,000 shares of common stock sold in connection with the exercise in full of a 15% over-allotment option by the underwriters. The public offering price was $3.80 per share. The gross proceeds to us from this offering were approximately $91.8 million. After underwriting discounts and commissions and estimated offering expenses, we received net proceeds from the offering of approximately $86.0 million.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There have been no disagreements with our independent accountants on accounting and financial disclosure matters.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2020. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2020, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our management including our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.
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
Internal Control Over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework (2013). Based on its assessment, management believes that, as of December 31, 2020, our internal control over financial reporting is effective based on those criteria.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The sections titled “Proposal 1—Election of Directors,” “Board and Committee Meetings,” “Delinquent Section 16(a) Reports,” if applicable, and “Corporate Governance Guidelines; Code of Conduct and Ethics” appearing in the definitive proxy statement we will file in connection with our 2021 Annual Meeting of Stockholders are incorporated herein by reference. The information required by this item relating to executive officers may be found in Part I, Item 1 of this report under the heading “Business – Information about our Executive Officers.”
Item 11. Executive Compensation
The section titled “Compensation of Executive Officers” appearing in the definitive proxy statement we will file in connection with our 2021 Annual Meeting of Stockholders is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The sections titled “Stock Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” appearing in the definitive proxy statement we will file in connection with our 2021 Annual Meeting of Stockholders are incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The sections titled “Transactions with Related Persons,” “Policies and Procedures for Related Persons Transactions,” and “Determination of Independence” appearing in the definitive proxy statement we will file in connection with our 2021 Annual Meeting of Stockholders are incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The section titled “Audit Fees” appearing in the definitive proxy statement we will file in connection with our 2021 Annual Meeting of Stockholders is incorporated herein by reference.
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

(a)(3) Exhibits

		Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing date	Exhibit Number	Filed with this 10-K
3.1	Restated Certificate of Incorporation of the Registrant, as amended.	10-Q	7/30/2020	3.1
3.2	Amended and Restated Bylaws of the Registrant.	8-K	3/17/2009	3.1
4.1	Form of Common Stock Certificate.	10-K	3/14/2008	4.1
4.2	Description of Securities Registered Under Section 12 of the Exchange Act				X
Collaboration Agreements
10.1†	Amended and Restated Development and License Agreement, dated as of December 24, 2012, by and between the Registrant and Intellikine, LLC.	10-K	3/5/2013	10.4
10.2	Amendment to Amended and Restated Development and License Agreement, dated as of July 29, 2014, by and between Registrant and Intellikine LLC.	10-Q	11/10/2014	10.1
10.3	Amendment No. 2 to Amended and Restated Development and License Agreement, dated as of September 27, 2016, by and between Registrant and Intellikine LLC.	10-Q	11/9/2016	10.1
10.4	Amendment No. 3 to Amended and Restated Development and License Agreement, dated as of July 26, 2017, by and between the Registrant and Intellikine LLC.	10-Q	11/7/2017	10.1
10.5	Amendment No. 4 to Amended and Restated Development and License Agreement, dated as of March 4, 2019, by and between the Registrant and Intellikine LLC.	10-Q	5/7/2019	10.1
10.6	Convertible Promissory Note, dated as of July 26, 2017, by and between Registrant and Intellikine LLC.	10-Q	11/7/2017	10.2
10.7†	Amended and Restated License Agreement, dated as of November 1, 2016, by and between the Registrant and Verastem, Inc.	10-K	3/14/2017	10.4
10.8	Termination and Revised Relationship Agreement, dated as of July 17, 2012, between the Registrant and Mundipharma International Corporation Limited.	8-K	7/19/2012	10.2
10.9	Termination and Revised Relationship Agreement, dated as of July 17, 2012, between the Registrant and Purdue Pharmaceutical Products L.P.	8-K	7/19/2012	10.3
Financing Agreements
10.10	Form of Warrant to Purchase Common Stock of Infinity Pharmaceuticals, Inc., issued to the Deerfield Entities, together with a schedule of holders and amounts (issued February 24, 2014).	10-Q	5/6/2014	10.2
10.11	Purchase and Sale Agreement, dated as of March 5, 2019, between the Registrant and HealthCare Royalty Partners III, L.P.	10-Q	5/7/2019	10.2
10.12	Protective Rights Agreement, dated as of March 11, 2019, between the Registrant and HCR Collateral Managements, LLC.	10-Q	5/7/2019	10.3
10.13	Capital on Demand™ Sales Agreement, dated June 28, 2019, by and between Infinity Pharmaceuticals, Inc. and JonesTrading Institutional Services LLC.	8-K	6/28/2019	1.1
10.14	Amended and Restated Capital on Demand™ Sales Agreement, dated July 29, 2019, by and among Infinity Pharmaceuticals, Inc. and JonesTrading Institutional Services LLC and B. Riley FBR, Inc.	8-K	7/30/2019	1.1
10.15	Purchase Agreement, dated as of February 11, 2021, between the Registrant and Piper Sandler & Co., as representative of the underwriters named therein.	8-K	2/12/2021	1.1
10.16	Funding Agreement, dated January 8, 2020, by and among Infinity Pharmaceuticals, Inc., BVF Partners, L.P., and Royalty Security, LLC.	10-K	3/3/2030	10.15
10.17	Novation and Amendment Agreement, dated January 27, 2020, by and among Infinity Pharmaceuticals, Inc., BVF Partners, L.P., Royalty Security, LLC, and Royalty Security Holdings, LLC	10-K	3/3/2030	10.16

		Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing date	Exhibit Number	Filed with this 10-K
Leases
10.18	Lease Agreement, dated April 3, 2019, between Registrant and Sun Life Assurance Company of Canada.	10-Q	5/7/2019	10.4
Equity Plans
10.19*	2010 Stock Incentive Plan.	8-K	5/28/2010	10.1
10.20*	Form of Incentive Stock Option Agreement under 2010 Stock Incentive Plan.	8-K	5/28/2010	10.2
10.21*	Form of Nonstatutory Stock Option Agreement under 2010 Stock Incentive Plan.	8-K	5/28/2010	10.3
10.22*	Form of Restricted Stock Agreement under 2010 Stock Incentive Plan	10-K	3/14/2017	10.23
10.23*	Form of Nonstatutory Stock Option Agreement for Inducement Grant Pursuant to Nasdaq Stock Market Rule 5635(c)(4)	10-K	3/14/2017	10.24
10.24*	Amendment No. 1 to 2010 Stock Incentive Plan.	8-K	12/14/2010	99.2
10.25*	Amendment No. 2 to 2010 Stock Incentive Plan.	8-K	5/18/2012	99.1
10.26*	Amendment No. 3 to 2010 Stock Incentive Plan.	8-K	6/13/2013	10.1
10.27*	Amendment No. 4 to 2010 Stock Incentive Plan.	8-K	6/13/2013	10.1
10.28*	Amendment No. 5 to 2010 Stock Incentive Plan.	8-K	6/16/2015	10.1
10.29*	Amendment No. 6 to 2010 Stock Incentive Plan.	10-Q	5/4/2016	10.1
10.30*‡	2013 Employee Stock Purchase Plan, as amended.	10-K	3/3/2020	10.35
10.31*	2019 Equity Incentive Plan.	DEF14A	4/24/2019	A
10.32*	Form of Stock Option Agreement under 2019 Equity Incentive Plan.	10-Q	7/30/2019	10.3
Agreements With Executive Officers
10.33*	Offer Letter between the Registrant and Lawrence E. Bloch, M.D., J.D. dated May 15, 2012.	8-K	7/25/2012	10.1
10.34*	Offer Letter between IDI and Adelene Perkins dated as of February 6, 2002.	8-K	9/18/2006	10.11
10.35*	Amendment to Offer Letter between IDI and Adelene Perkins dated as of October 25, 2007.	8-K	10/30/2007	99.5
10.36*	Offer Letter between the Registrant and Seth A. Tasker, J.D. dated February 22, 2008	10-K	3/14/2017	10.34
10.37*	Employment Retention Incentive Package Letter Agreement between the Registrant and Seth Tasker, J.D. dated July 1, 2016	10-K	3/14/2017	10.35
10.38*	Infinity Pharmaceuticals, Inc. Executive Severance Benefits Plan effective February 6, 2013.	8-K	2/12/2013	10.1
10.39*	Amendment No. 1, dated August 3, 2018, to Infinity Pharmaceuticals, Inc. Executive Severance Benefits Plan.	10-Q	11/5/2018	10.2
Subsidiaries
21.1	Subsidiaries of the Registrant.	10-K	3/3/2020	21.1
Consent
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. Filed herewith.				X

Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing date	Exhibit Number	Filed with this 10-K
Certifications
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. Filed herewith.				X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. Filed herewith.				X
32.1	Statement of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.				X
32.2	Statement of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.				X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

†	Confidential treatment has been requested and/or granted as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.
‡	Complete exhibit filed on March 3, 2020 on our Form 10-K for the fiscal year ended December 31, 2019 replaces the incomplete exhibit previously filed on July 30, 2019 in our Form 10-Q for the quarter ended June 30, 2019.
*	Indicates management contract or compensatory plan

Item 16. Form 10-K Summary
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFINITY PHARMACEUTICALS, INC.

Date: March 16, 2021	By:	/s/ ADELENE Q. PERKINS
Adelene Q. Perkins Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ADELENE Q. PERKINS Adelene Q. Perkins	Chief Executive Officer; Chair of the Board of Directors	March 16, 2021
(Principal Executive Officer)

/s/ LAWRENCE E. BLOCH, M.D., J.D. Lawrence E. Bloch, M.D., J.D.	President	March 16, 2021
(Principal Financial Officer, Principal Accounting Officer)

/s/ SAMUEL AGRESTA, M.D, M.P.H. Samuel Agresta, M.D., M.P.H	Director	March 12, 2021

/s/ DAVID BEIER, J.D. David Beier, J.D.	Director	March 12, 2021

/s/ ANTHONY B. EVNIN, PH.D. Anthony B. Evnin, Ph.D.	Director	March 12, 2021

/s/ RICHARD GAYNOR, M.D. Richard Gaynor, M.D.	Director	March 12, 2021

/s/ NORMAN C. SELBY Norman C. Selby	Director	March 14, 2021