Form 10-Q
period 2021-03-31
INFINITY PHARMACEUTICALS, INC.
filed 2021-05-13
CIK 1113148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on May 6, 2021: 88,647,241

INFINITY PHARMACEUTICALS, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2021

Cautionary Note Regarding Forward-Looking Information
The following discussion of our financial condition and results of operations contained in this Quarterly Report on Form 10-Q should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. Some of the information contained in this discussion and analysis and set forth elsewhere in this report, including information with respect to our plans and strategies for our business, the possible achievement of clinical development goals and milestones in 2021 and beyond, our future development efforts, our collaborations, and our future operating results and financial position, includes forward-looking statements that involve risks and uncertainties. We often use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and other words and terms of similar meaning to help identify forward-looking statements, although not all forward-looking statements contain these identifying words. You also can identify these forward-looking statements by the fact that they do not relate strictly to historical or current facts. There are a number of important risks and uncertainties that could cause actual results or events to differ materially from those indicated by forward-looking statements made herein. These risks and uncertainties include those inherent in pharmaceutical research and development, such as adverse results in our drug development activities, decisions made by the U.S. Food and Drug Administration, or FDA, and other regulatory authorities with respect to the development and commercialization of our product candidates, our ability to obtain, maintain and enforce intellectual property rights for our product candidates, our dependence on our alliance partners, competition, our ability to obtain any necessary financing to conduct our planned activities and other risk factors described herein. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly the factors discussed below under the heading “Risk Factor Summary,” as well as the factors discussed in Part I, Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which we refer to as our 2020 Annual Report, that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Unless required by law, we do not undertake any obligation to update any forward-looking statements.
Summary of Risk Factors
The risk factors described below are a summary of the principal risk factors associated with an investment in us. These are not the only risks we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. You should carefully consider these risk factors, together with the risk factors set forth in Part I, Item 1A, “Risk Factors” of our 2020 Annual Report, which we refer to in Part II, Item 1A to this Quarterly Report on Form 10-Q, as well as the other reports and documents filed by us with the U.S. Securities and Exchange Commission, or the SEC. If any of the following risks occurs, our business, financial condition, and results of operations and future growth prospects could be materially and adversely affected, and the actual outcomes of matters as to which forward-looking statements are made in this report could be materially different from those anticipated in such forward-looking statements.
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

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$106,756	$28,593
Available-for-sale securities	—	5,515
Prepaid expenses and other current assets	2,549	1,912
Total current assets	109,305	36,020
Property and equipment, net	1,591	1,710
Restricted cash, less current portion	165	165
Operating lease right-of-use assets	1,336	1,419
Other assets	1	5
Total assets	$112,398	$39,319
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,205	$2,982
Accrued expenses and other current liabilities	8,253	8,065
Total current liabilities	9,458	11,047
Liabilities related to sale of future royalties, net, less current portion (note 9)	49,331	28,021
Liability related to sale of future royalties to a related party, net (note 9)	—	21,559
Operating lease liability, less current portion	1,313	1,436
Other liabilities	250	245
Total liabilities	60,352	62,308
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred Stock, $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common Stock, $0.001 par value; 200,000,000 shares authorized; 88,647,241 and 64,320,244 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	89	64
Additional paid-in capital	829,907	743,269
Accumulated deficit	(777,950)	(766,321)
Accumulated other comprehensive income	—	(1)
Total stockholders’ equity (deficit)	52,046	(22,989)
Total liabilities and stockholders’ equity	$112,398	$39,319
The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Royalty revenue	$467	$428
Operating expenses:
Research and development	8,201	7,346
General and administrative	3,566	3,324
Royalty expense (note 11)	282	258
Total operating expenses	12,049	10,928
Loss from operations	(11,582)	(10,500)
Other income (expense):
Investment and other income (expense)	(2)	186
Non-cash interest expense (note 9)	(45)	(38)
Non-cash related party interest expense (note 9)	—	(534)
Total other expense	(47)	(386)
Net loss	$(11,629)	$(10,886)
Basic and diluted loss per common share:	$(0.15)	$(0.19)
Basic and diluted weighted average number of common shares outstanding:	75,728,176	57,343,608
Other comprehensive loss:
Net unrealized holding gains on available-for-sale securities arising during the period	1	104
Comprehensive loss	$(11,628)	$(10,782)
The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net loss	$(11,629)	$(10,886)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	119	120
Stock-based compensation	530	360
Non-cash royalty revenue	(247)	(226)
Non-cash interest expense	45	38
Non-cash related party interest expense	—	534
Other, net	23	(24)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(634)	(341)
Operating lease right-of-use assets	83	56
Accounts payable, accrued expenses and other liabilities	(1,646)	(1,275)
Operating lease liability	(114)	(133)
Net cash used in operating activities	(13,470)	(11,777)
Investing activities
Purchases of property and equipment	—	(18)
Purchases of available-for-sale securities	—	(19,732)
Proceeds from maturities of available-for-sale securities	5,500	20,180
Net cash provided by investing activities	5,500	430
Financing activities
Proceeds from public offering, net	85,838	—
Proceeds from sale of future royalties to a related party, net	—	19,572
Proceeds from issuances of common stock, net	295	—
Net cash provided by financing activities	86,133	19,572
Net increase in cash, cash equivalents and restricted cash	78,163	8,225
Cash, cash equivalents and restricted cash at beginning of period	28,908	22,575
Cash, cash equivalents and restricted cash at end of period	$107,071	$30,800

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$106,756	$30,485
Restricted cash included in prepaid expenses and other current assets	150	—
Restricted cash, less current portion	165	315
Total cash, cash equivalents and restricted cash	$107,071	$30,800

Supplemental schedule of noncash activities
Deferred offering costs included in accounts payable	$276	$—
Issuance of common stock for compensation	$—	$444
The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2020	64,320,244	$64	$743,269	$(766,321)	$(1)	$(22,989)
Exercise of stock options	176,997	1	294			295
Stock-based compensation expense			530			530
Issuance of common stock related to public offering, net of issuance costs	24,150,000	24	85,814			85,838
Unrealized gain on marketable securities					1	1
Net loss				(11,629)		(11,629)
Balance at March 31, 2021	88,647,241	$89	$829,907	$(777,950)	$—	$52,046

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2019	57,077,550	$57	$733,486	$(725,829)	$12	$7,726
Stock-based compensation expense			360			360
Issuance of common stock, net	356,048		444			444
Unrealized gain on marketable securities					104	104
Net loss				(10,886)		(10,886)
Balance at March 31, 2020	57,433,598	$57	$734,290	$(736,715)	$116	$(2,252)
The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

Infinity Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization
Infinity Pharmaceuticals, Inc., is a clinical-stage innovative biopharmaceutical company dedicated to developing novel medicines for people with cancer. As used throughout these unaudited, condensed consolidated financial statements, the terms “Infinity,” “we,” “us,” and “our” refer to the business of Infinity Pharmaceuticals, Inc., and its wholly-owned subsidiaries.
2. Basis of Presentation
These condensed consolidated financial statements include the accounts of Infinity and its wholly-owned subsidiaries. We have eliminated all significant intercompany accounts and transactions in consolidation.
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021.
The information presented in the condensed consolidated financial statements and related footnotes at March 31, 2021, and for the three months ended March 31, 2021 and 2020, is unaudited, and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2020 have been derived from our audited financial statements. For further information, please refer to the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission, or SEC, on March 16, 2021, which we refer to as our 2020 Annual Report on Form 10-K.
Liquidity
As of March 31, 2021, we had cash and cash equivalents of $106.8 million. We have primarily incurred operating losses since inception and have relied on our ability to fund our operations through collaboration and license arrangements or other strategic arrangements, as well as through the sale of stock.
We expect to continue to spend significant resources to fund the development and potential commercialization of eganelisib, also known as IPI-549, an orally administered, clinical-stage, immuno-oncology product candidate that reprograms macrophages through selective inhibition of the enzyme phosphoinositide-3-kinase-gamma, or PI3K-gamma, and to incur significant operating losses for the foreseeable future.
We believe that our existing cash, cash equivalents and available-for-sale securities at March 31, 2021 will be adequate to satisfy our forecasted operating needs for at least the next twelve months from the issuance date of these financial statements.
3. Significant Accounting Policies
Our significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in our 2020 Annual Report on Form 10-K.
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

	At March 31,
	2021	2020
Stock options	12,404,270	11,175,463
Warrants (excluded from treasury stock method)	—	1,000,000
New Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements, or ASU No. 2016-13, which requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and it establishes additional disclosure requirements related to credit risks. For available-for-sale debt securities with expected credit losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. In November 2019, the FASB subsequently issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, whereby the effective date of this standard for smaller reporting companies was deferred to annual reporting periods beginning after December 15, 2022, including interim periods within those annual reporting periods, and early adoption is still permitted. We are currently evaluating the impact of ASU No. 2016-13 on our consolidated financial statements and related disclosures.
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
4. Stock-Based Compensation
Total stock-based compensation expense related to all equity awards for the three months ended March 31, 2021 and 2020 was composed of the following:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Research and development	$151	$80
General and administrative	379	280
Total stock-based compensation expense	$530	$360
As of March 31, 2021, we had approximately $5.0 million of total unrecognized compensation cost related to unvested common stock options and awards under our Employee Stock Purchase Plan, which is expected to be recognized over a weighted-average period of 3.1 years.

Stock Options
During the three months ended March 31, 2021, we granted options to purchase 60,040 shares of our common stock at a weighted average fair value of $2.90 per share and a weighted average exercise price of $3.64 per share. During the three months ended March 31, 2020, we granted options to purchase 2,524,786 shares of our common stock at a weighted average fair value of $0.96 per share and a weighted average exercise price of $1.23 per share. For the three months ended March 31, 2021 and 2020, the fair values were estimated using the Black-Scholes valuation model using the following weighted-average assumptions:

	Three Months Ended March 31,
	2021	2020
Risk-free interest rate	1.1%	1.6%
Expected annual dividend yield	—	—
Expected stock price volatility	101.9%	97.3%
Expected term of options	6.1 years	6.0 years
5. Cash, Cash Equivalents and Available-for-Sale Securities
The following is a summary of cash, cash equivalents and available-for-sale securities:

	March 31, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$106,756	$—	$—	$106,756
Total cash, cash equivalents and available-for-sale securities	$106,756	$—	$—	$106,756

	December 31, 2020
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$28,593	$—	$—	$28,593
Available-for-sale securities:
U.S. Treasury securities due in one year or less	5,516	—	(1)	5,515
Total available-for-sale securities	5,516	—	(1)	5,515
Total cash, cash equivalents and available-for-sale securities	$34,109	$—	$(1)	$34,108
We evaluated our securities for other-than-temporary impairments based on quantitative and qualitative factors. We did not hold any debt securities at March 31, 2021 that were in an unrealized loss position. As of March 31, 2021, we held no securities in foreign financial institutions.
We had no material realized gains or losses on our available-for-sale securities for the three months ended March 31, 2021 and 2020. There were no other-than-temporary impairments recognized for the three months ended March 31, 2021 and 2020.

6. Fair Value
The following table presents the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash and cash equivalents	$106,756	$—	$—
Total assets	$106,756	$—	$—

Liabilities:
Warrant liability	$—	$—	$205
Total liabilities	$—	$—	$205

	December 31, 2020
	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash and cash equivalents	$28,593	$—	$—
U.S. Treasury securities	—	5,515	—
Total assets	$28,593	$5,515	$—

Liabilities:
Warrant liability	$—	$—	$198
Total liabilities	$—	$—	$198
The fair value of the available-for-sale securities and cash and cash equivalents is based on the following inputs for both U.S. Treasury securities and U.S. government-sponsored enterprise obligations: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including TRACE® reported trades.
There have been no changes to our valuation methods of available-for-sale securities during the three months ended March 31, 2021. We had no available-for-sale securities that were classified as Level 3 at any point during the three months ended March 31, 2021 or during the year ended December 31, 2020.
Warrant liability relates to potential future warrants that may be issued. The fair value of the warrant liability on the date of the commitment and on each re-measurement date for those warrants classified as liabilities was estimated using the Monte Carlo simulation model, which involves a series of simulated future stock price paths over the remaining life of the commitment. The fair value is estimated by taking the average of the fair values under each of many Monte Carlo simulations. The fair value estimate is affected by our stock price, as well as estimated future financing needs, including timing and sources of the financing and subjective variables including expected stock price volatility over the remaining life of the commitment and risk-free interest rate. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The fair value of the warrant liability as of March 31, 2021and December 31, 2020 has been included in other liabilities on our condensed consolidated balance sheet. See Note 9 for further discussions of the accounting for the warrants.
The carrying amounts reflected in the condensed consolidated balance sheets for prepaid expenses and other current assets, other assets, accounts payable and accrued expenses approximate their fair value due to their short-term maturities.

7. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	March 31, 2021	December 31, 2020
	(in thousands)
Prepaid expenses	$2,202	$1,528
Restricted cash, current portion	150	150
Other current assets	197	234
Total prepaid expenses and other current assets	$2,549	$1,912
8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	March 31, 2021	December 31, 2020
	(in thousands)
Accrued clinical and development	$4,667	$3,511
Accrued compensation and benefits	1,221	2,385
Liability related to sale of future royalties, net, current portion	895	848
Operating lease liability, current portion	498	489
Other	972	832
Total accrued expenses	$8,253	$8,065
9. Liabilities Related to Sale of Future Royalties
HCR Agreement
In 2016, we and Verastem Inc., or Verastem, entered into an amended and restated license agreement, or the Verastem Agreement, under which we granted to Verastem an exclusive worldwide license in oncology indications for the research, development, commercialization, and manufacture of duvelisib, or Copiktra®, an oral, dual inhibitor of PI3K delta and gamma, and products containing duvelisib, which we refer to as Licensed Products. In September 2020, Verastem completed a disposition of its rights, title, and interest in and to duvelisib to Secura Bio, Inc., or Secura Bio, wherein Secura Bio assumed all liabilities and obligations under the Verastem Agreement. We now refer to the Verastem Agreement as the Secura Bio Agreement.
Secura Bio is obligated to pay us royalties on worldwide net sales of Licensed Products ranging from the mid-single digits to the high-single digits, a portion of which we are obligated to share with Takeda Pharmaceuticals Company Limited, or Takeda, as described in Note 11.
In March 2019, we entered into a royalty purchase agreement, or the HCR Agreement, with HealthCare Royalty Partners III, L.P., or HCR, providing for the acquisition by HCR of our interest in certain royalty payments based on worldwide annual net sales of Licensed Products under the Secura Bio Agreement for gross proceeds of $30.0 million, which is non-refundable. Under the HCR Agreement, HCR obtained the right to receive the royalty payments up to an agreed upon thresholds of royalties, the amount of which depends on when the aggregate royalties received by HCR reach specified thresholds. If the specified threshold has been met through royalty payments from Secura Bio or if we elect to make a payment to meet the threshold amount, the HCR Agreement will automatically terminate and all rights to the royalty stream under the HCR Agreement will revert back to us. If the specified threshold has not been achieved by June 30, 2025, the HCR Agreement will continue through the term of the Secura Bio Agreement.

We recognized the receipt of the $30.0 million payment from HCR, net of debt discount and issuance costs of approximately $2.4 million, as a liability. As the basis for our determination, we considered, in accordance with the relevant accounting guidance, the potential for the royalty stream to revert back to us if specified royalty thresholds has been met and our right to terminate the HCR Agreement by making a payment to achieve the threshold. We are not obligated to repay the proceeds received under the HCR Agreement. In order to determine the amortization of the liability, we are required to estimate the total amount of future net royalty payments to be made to HCR over the term of the HCR Agreement. The total threshold of net royalties to be paid, less the net proceeds received, will be recorded as interest expense over the life of the liability. We impute interest on the unamortized portion of the liability using the effective interest method. Interest and debt discount amortization expense is reflected as non-cash interest expense in the condensed consolidated statements of operations. Over the course of the HCR Agreement, the actual interest rate will be affected by the amount and timing of royalty revenue recognized and changes in forecasted royalty revenue. On a quarterly basis, we reassess the effective interest rate and adjust the rate prospectively as needed.
The following table shows the activity within the liability account for the three months ended March 31, 2021:

March 31, 2021
(in thousands)
Liability related to sale of future royalties, net - beginning balance	$28,869
Non-cash royalty revenue	(247)
Non-cash interest expense recognized	38
Liability related to sale of future royalties, net - ending balance	28,660
Less: current portion	(895)
Liability related to sale of future royalties, net, less current portion	$27,765
As royalties are due to HCR by Secura Bio, the balance of the recognized liability will be effectively repaid over the life of the HCR Agreement. There are a number of factors that could materially affect the amount and timing of royalty payments from Secura Bio, none of which are within our control.
BVF Agreement
On January 8, 2020, or the BVF Closing Date, we entered into a funding agreement, or the BVF Funding Agreement, with BVF Partners, L.P., or BVF, and Royalty Security, LLC, a wholly-owned subsidiary of BVF, or the Buyer. BVF was subsequently replaced as a party to the BVF Funding Agreement with Royalty Security Holdings, LLC. The BVF Funding Agreement provides for the acquisition by the Buyer of our interest in all royalty payments based on worldwide annual net sales of patidegib, part of the hedgehog inhibitor program we licensed to PellePharm Inc., or PellePharm, in 2013, or the BVF Licensed Product, excluding relevant Trailing Mundipharma Royalties, as defined in Note 11, related to patidegib. We refer to all BVF Licensed Product royalties owed to us less Trailing Mundipharma Royalties as the Royalty or Royalties. Such Royalties are owed to us pursuant to the PellePharm Agreement, as defined in Note 11, entered into by and between us and PellePharm. The Buyer and BVF are affiliates of Biotechnology Value Fund, L.P., which beneficially owned approximately 30% of our common stock at the time of the transaction. Effective February 17, 2021, Biotechnology Value Fund, L.P. is no longer considered our related party.
Pursuant to the BVF Funding Agreement, we received a non-refundable payment of $20.0 million, or the Upfront Purchase Price, less certain transaction expenses. We transferred to the Buyer (i) the Royalty, (ii) the PellePharm Agreement (subject to our rights to milestone payments and rights to equity in PellePharm under the PellePharm Agreement), and (iii) certain patent rights established in the BVF Funding Agreement, with (i), (ii), and (iii) together referred to as Transferred Assets. We preserved our rights under the PellePharm Agreement to receive potential regulatory, commercial, and success-based milestone payments. We have the option to terminate the BVF Funding Agreement by purchasing 100% of the outstanding equity interests of the Buyer under specified terms for a specified amount under the BVF Funding Agreement through January 8, 2023. In addition, the BVF Funding Agreement may be terminated by mutual written agreement of us and the Buyer.

We recognized the proceeds received under the BVF Funding Agreement as a related party liability that will be amortized using the effective interest method over the life of the arrangement. We recorded the receipt of the $20.0 million Upfront Purchase Price as a liability, net of debt issuance costs of approximately $0.4 million and warrant liability of $0.3 million. The liability has been reclassified to liabilities related to sale of future royalties since Biotechnology Value Fund, L.P. is no longer considered our related party. We are not obligated to repay the proceeds received under the BVF Funding Agreement. In order to determine the amortization of the liability, we are required to estimate the total amount of potential future net royalty payments to be made by PellePharm to the Buyer over the term of the BVF Funding Agreement. The total estimated net royalties to be paid, less the net proceeds received, will be recorded as interest expense over the life of the liability. Interest and debt discount amortization expense is reflected as non-cash related party interest expense as of December 31, 2020 and non-cash interest expense as of March 31, 2021 in our condensed consolidated statements of operations. Over the course of the BVF Funding Agreement, the actual interest rate will be affected by the amount and timing of royalty revenue recognized, if any, and changes in forecasted royalty revenue. There are a number of factors that could materially affect the amount and timing of royalty payments from PellePharm, none of which are within our control. On a quarterly basis, we will reassess the effective interest rate and adjust the rate prospectively as needed.
The following table shows the activity within the liability account for the three months ended March 31, 2021:

March 31, 2021
(in thousands)
Liability related to sale of future royalties, net - beginning balance	$21,559
Non-cash interest expense recognized	7
Liability related to sale of future royalties, net - ending balance	$21,566
For so long as we have not exercised an option to repurchase the Buyer’s equity interest under the BVF Funding Agreement, (a) if, during the 36-month period following the BVF Closing Date, we issue a specified number of shares of our common stock, which we refer to as the Warrant Threshold, and (b) any shares in excess of the Warrant Threshold are issued for consideration to us of less than $3.75 per share (as adjusted for any stock splits, reverse stock splits or other similar recapitalization events), or the Threshold Price, then we are obligated to issue to BVF warrants to purchase a number of shares of our common stock. Such warrants would equal 50% of the number of qualifying shares at an exercise price equal to 1.5 times the price per share of such qualifying shares issued. The requirement to issue warrants to BVF does not apply to certain issuances of our common stock. As of March 31, 2021, the Warrant Threshold has been met and any future qualifying shares of our common stock issued below the Price Threshold will result in warrants to purchase our common stock to be issued to BVF. No warrants have been issued as of March 31, 2021.
We determined that the commitment to issue warrants represents a freestanding financial instrument and accounted for it as a liability as of the BVF Closing Date. The fair value of the warrant liability was estimated using the Monte Carlo simulation model. The fair value of the warrant liability as of March 31, 2021 has been included in other liabilities on our condensed consolidated balance sheet. We will re-measure the warrant liability at each reporting date. Changes in fair value of the warrant liability is included in investment and other income (expense) on our condensed consolidated statement of operations and comprehensive loss. See Note 6 for further discussions of the fair value of the warrants.
10. Commitments and Contingencies
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
Beginning August 1, 2019, or the Rent Commencement Date, the total base rent of the Lease will be $47,961 per month and will increase by approximately 3% on each anniversary of the Rent Commencement Date until the Expiration Date. In addition to the base rent, we are also responsible for our share of the operating expenses, insurance, real estate taxes and certain capital costs, and we are responsible for utilities in our premises, all in accordance with the terms of the Lease. Pursuant to the terms of the Lease, we provided a security deposit in the form of a letter of credit in the initial amount $300,000, which may be reduced to $150,000 over time in accordance with the terms of the Lease. The current portion of the security deposit is included on our condensed consolidated balance sheet as prepaid expenses and other current assets. The remaining portion plus the associated bank fee of $15,000 is included on our condensed consolidated balance sheet as restricted cash, less current portion as of March 31, 2021. The Landlord provided a lease incentive allowance of $0.6 million to fund certain improvements to be made by us to the Leased Premises.

As of March 31, 2021, future minimum lease payments of our operating lease liabilities are approximately $2.1 million.
11. Strategic Agreements
We have worldwide development and commercialization rights to eganelisib, subject to certain obligations to our licensor, Takeda Pharmaceutical Company Limited, or Takeda, as described in more detail below. Additionally, we are obligated to pay Mundipharma International Corporation Limited, or Mundipharma, and Purdue Pharmaceutical Products L.P., or Purdue, a 4% royalty in the aggregate on worldwide net sales of products that were previously subject to our strategic alliance with Mundipharma and Purdue that was terminated in 2012. Such products include eganelisib; duvelisib, the PI3K delta,gamma inhibitor we licensed to Verastem, in 2016, and Verastem sold its interest in these rights to Secura Bio in 2020; and IPI-926, or patidegib, part of the hedgehog inhibitor program we licensed to PellePharm in 2013. We refer to such royalties as Trailing Mundipharma Royalties. After Mundipharma and Purdue have recovered approximately $260.0 million in royalty payments from all products that were previously subject to the strategic alliance, which represents the funding paid to us for research and development services performed by us under this strategic alliance, the Trailing Mundipharma Royalties will be reduced to a 1% royalty on net sales in the United States of such products.
PellePharm
In June 2013, we entered into a license agreement with PellePharm, under which we granted PellePharm exclusive global development and commercialization rights to our hedgehog inhibitor program, including patidegib, a clinical-stage product candidate. We refer to our license agreement with PellePharm as the PellePharm Agreement and products covered by the PellePharm Agreement as Hedgehog Products. We assessed this arrangement in accordance with Accounting Standard Codification 606 and concluded that at the date of contract inception there was only one performance obligation, consisting of the license, which was satisfied at contract inception.
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
PellePharm is also obligated to pay us tiered royalties on annual net sales of Hedgehog Products, which are subject to reduction after a certain aggregate funding threshold has been achieved. On January 8, 2020, we entered into the BVF Funding Agreement, as further described in Note 9, pursuant to which we sold our interest in all royalty payments based on worldwide annual net sales of the BVF Licensed Product excluding Trailing Mundipharma Royalties related to patidegib.
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

Duvelisib
Pursuant to the Takeda Agreement, prior to March 4, 2019, we were obligated to share equally with Takeda all revenue arising from certain qualifying transactions for duvelisib, including the Secura Bio Agreement, subject to certain exceptions including revenue we receive as reimbursement for duvelisib research and development expenses. By entry into a fourth amendment on March 4, 2019, or the Takeda Amendment, Takeda consented to the sale of certain royalty payments based on worldwide annual net sales of Licensed Products under the Secura Bio Agreement to HCR and agreed to forego its rights to an equal share of the royalties due from Secura Bio during the term of the HCR Agreement, and agreed not to seek any payment from HCR with respect to the royalties owed to Takeda. In exchange, we paid Takeda $6.7 million representing 25% of the $30.0 million in gross proceeds we received from the closing of the HCR Agreement, net of 25% of the expenses incurred by us in connection with the HCR Agreement. In addition, we agreed to pay Takeda 25% of the royalties that would have been payable to us by Secura Bio but for the consummation of the HCR Agreement, which we refer to as the Interim Obligation. During the three months ended March 31, 2021 and 2020, we recognized $0.1 million during both periods, in Interim Obligation amounts owed to Takeda as royalty expense.
We have the right to extinguish the Interim Obligation by payment to Takeda of an amount equal to (i) the $6.7 million payment multiplied by a specified multiple corresponding to the time period in which such extinguishing payment is made, minus (ii) any payments made to Takeda pursuant to the Interim Obligation. The Interim Obligation shall expire upon the termination of the HCR Agreement and the reversion of related royalties to us , at which time our obligations to share equally with Takeda the royalties payable under the Secura Bio Agreement shall be reinstated.
Eganelisib
Pursuant to the Takeda Agreement, we are obligated to pay Takeda up to $3.0 million in remaining success-based development milestone payments and up to $165.0 million in remaining regulatory and commercial-based milestone payments for one product candidate other than duvelisib, which could be eganelisib.
12. Stockholders’ Equity
Public Offering
On February 11, 2021, we entered into a purchase agreement with Piper Sandler & Co., as representative of the underwriters named therein, pursuant to which we issued and sold to the underwriters in an underwritten public offering an aggregate of 24,150,000 shares of our common stock, including 3,150,000 shares of common stock sold in connection with the exercise in full of a 15% over-allotment option by the underwriters. The public offering price was $3.80 per share. The gross proceeds to us from this offering were approximately $91.8 million. After underwriting discounts and commissions and estimated offering expenses, we received net proceeds from the offering of approximately $85.8 million.
Common Stock Sales Facility
On June 28, 2019, we entered into a Capital on Demand Sales Agreement with JonesTrading Institutional Services LLC, or JonesTrading, and on July 29, 2019 we amended and restated the sales agreement to add B. Riley FBR, Inc., or B. Riley FBR, as a party to the agreement. We refer to the amended and restated sales agreement as the ATM Sales Agreement. Pursuant to the ATM Sales Agreement we may offer and sell shares of our common stock having an aggregate offering price of up to $20.0 million from time to time through JonesTrading or B. Riley FBR, each acting as our sales agent. We have agreed to pay commissions to the sales agents for their services in acting as agents in the sale of our common stock in the amount of up to 3.0% of the gross proceeds from sales of our common stock pursuant to the ATM Sales Agreement. Sales of shares of our common stock under the ATM Sales Agreement may be made in sales deemed to be “at the market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. With our prior written approval, JonesTrading or B. Riley FBR may also sell the shares by any other method permitted by law, including in negotiated transactions. We and JonesTrading or B. Riley FBR may suspend or terminate the offering of shares upon notice to the other parties and subject to other conditions. During the three months ended March 31, 2021 and 2020, we did not sell any shares under the ATM Sales Agreement.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes included elsewhere in this report. Some of the information contained in this discussion and analysis and set forth elsewhere in this report, including information with respect to our plans and strategies for our business, the possible achievement of clinical development goals and milestones, our future development efforts, our collaborations, and our future operating results and financial position, includes forward-looking statements that involve risks and uncertainties. We often use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “seek,” “target,” “goal,” “potential,” “will,” “would,” “could,” “should,” “continue,” and other words and terms of similar meaning to help identify forward-looking statements, although not all forward-looking statements contain these identifying words. You can also identify these forward-looking statements by the fact that they do not relate strictly to historical or current facts. There are a number of important risks and uncertainties that could cause actual results or events to differ materially from those indicated by forward-looking statements made herein. These risks and uncertainties include those inherent in pharmaceutical research and development, such as adverse results in our drug discovery and clinical development activities, decisions made by the U.S. Food and Drug Administration, or FDA, and other regulatory authorities with respect to the development and commercialization of our product candidates, our ability to obtain, maintain and enforce intellectual property rights for our product candidates, our dependence on our alliance partners, competition, our ability to obtain any necessary financing to conduct our planned activities, our ability to implement our strategic plans, and other risk factors described herein. These risks also include the direct and indirect impact of COVID-19 on our business operations and financial guidance. We have included, and you should review, important factors in the cautionary statements included in this Quarterly Report on Form 10-Q and the risk factors identified in the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, (referenced in Part II, Item 1A to this Form 10-Q), that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this report. Unless required by law, we do not undertake any obligation to update any forward-looking statements.
Business Overview
We are a clinical-stage innovative biopharmaceutical company dedicated to developing novel medicines for people with cancer. We combine proven scientific expertise with a passion for developing novel small molecule drugs that target disease pathways for potential applications in oncology. We are focused on advancing eganelisib, also known as IPI-549, an orally administered, clinical-stage, immuno-oncology product candidate that reprograms macrophages through selective inhibition of the enzyme phosphoinositide-3-kinase-gamma, or PI3K-gamma. We have worldwide development and commercialization rights to eganelisib and we believe eganelisib is the only selective inhibitor of PI3K-gamma being investigated in clinical trials.
2021 Public Offering
On February 11, 2021, we entered into a purchase agreement with Piper Sandler & Co., as representative of the underwriters named therein, pursuant to which we issued and sold to the underwriters in an underwritten public offering an aggregate of 24,150,000 shares of our common stock, including 3,150,000 shares of common stock sold in connection with the exercise in full of a 15% over-allotment option by the underwriters. The public offering price was $3.80 per share. The gross proceeds to us from this offering were approximately $91.8 million. After underwriting discounts and commissions and estimated offering expenses, we received net proceeds from the offering of approximately $85.8 million.
Clinical Development Program
We are conducting the following clinical trials investigating eganelisib in solid tumors:
MARIO-3 (MAcrophage Reprogramming in Immuno-Oncology-3)
MARIO-3 is a multi-arm Phase 2 study designed to evaluate eganelisib in the front-line setting for triple negative breast cancer, or TNBC, and front-line renal cell carcinoma, or RCC. The TNBC cohort is evaluating eganelisib in combination with atezolizumab, also known as Tecentriq®, and nab-paclitaxel, also known as Abraxane®, in up to 60 patients with front-line TNBC. The RCC cohort is evaluating eganelisib in combination with atezolizumab and bevacizumab, also known as Avastin®, in up to 30 patients with front-line RCC. We entered into a clinical supply agreement with F. Hoffmann-La Roche Ltd., or Roche, under which Roche has agreed to supply atezolizumab and bevacizumab for our use in MARIO-3.

On December 9, 2020, we presented initial data at the 2020 San Antonio Breast Cancer Symposium, or SABCS, from the TNBC cohort of MARIO-3. As of the November 6, 2020 cut-off date for SABCS, we had enrolled 20 of 60 patients, and the seven most recently enrolled patients remained on treatment but had not yet had their first assessment. The poster presented the following findings among the 13 evaluable patients:
◦100% (13/13) demonstrated tumor reduction;
◦92% (12/13) demonstrated clinical benefit (disease control rate);
◦69.2% (9/13) ORR with best responses of CR or PR, irrespective of PD-L1 status;
◦100% (5/5) ORR (CR + PR) with one CR and four PRs observed in PD-L1 high patients; and
◦50% (4/8) ORR (CR + PR) with four PRs observed in PD-L1 low patients.
Safety data showed that the triple combination treatment with eganelisib, atezolizumab, and nab-paclitaxel was in line with expectations of the component drugs with no additive or new safety signals. The most common ≥ Grade 3 treatment-emergent adverse events were decreased neutrophil count (21.4%), diarrhea (14.3%), and rash (14.3%). Only one patient (7.1%) experienced ≥ Grade 3 ALT/AST increase, and this patient had a Grade 3 elevation.
We expect to complete enrollment for the MARIO-3 TNBC cohort in the second half of 2021 and expect to present updated data mid-year and in the fourth quarter, including increased patient numbers and early durability data.
Enrollment is complete in the RCC cohort and we expect to present data from the RCC cohort in the first half of 2022.
MARIO-275
MARIO-275 is our global, randomized, placebo-controlled Phase 2 study evaluating the effect of adding eganelisib to nivolumab, also known as Opdivo®, in checkpoint-naïve advanced urothelial cancer, or UC, patients whose cancer has progressed or recurred following treatment with platinum-based chemotherapy. Nivolumab is an immune checkpoint inhibitor therapy commercialized by Bristol Myers Squibb Company, or BMS, that targets programmed death receptor 1, or PD-1, a checkpoint protein that helps regulate the body’s immune system.
On February 11, 2021, we presented data at the American Society of Clinical Oncology Genitourinary Cancers Symposium, or ASCO GU, from MARIO-275. The greatest benefit of the combination of eganelisib and nivolumab was observed in the patient population (n=23) with tumors expressing low levels of programmed death ligand 1, or PD-L1, with improvement over nivolumab monotherapy (n=7) in overall response rate, or ORR (26% vs. 14%); disease control rate, or DCR (57% vs. 14%); and best responses of complete response, or CR (9% vs. 0%), and stable disease, or SD (30% vs. 0%). Of PD-L1 low patients in the combination arm, 58% (11 of 19) achieved a reduction in tumor burden, compared to 17% (1 of 6) in the nivolumab plus placebo arm. Additionally, PD-L1 low patients demonstrated an extended progression free survival, or PFS, with a hazard ratio of 0.54, which reflects a 46% reduction in probability of disease progression (median PFS of 9.1 weeks on combination arm versus 7.9 weeks on the nivolumab plus placebo arm).
The combination of eganelisib and nivolumab was well tolerated at a 30 mg once daily, or QD, dose, which was reduced from the initial dose of 40 mg QD to address liver enzyme elevations reported at a planned review by the Independent Data Monitoring Committee, or IDMC, for the study. In May 2020, we voluntarily paused enrollment in the study and implemented this dose reduction, and in September 2020, the IDMC supported further exploration of the combination therapy following the successful implementation of the dose reduction. The median average daily dose of eganelisib in the study was 31.5 mg. The most common treatment emergent adverse events, or TEAEs, were pyrexia (33%), decreased appetite (33%), pruritus (24%), rash (24%), and increased alanine aminotransferase (24%). The most common ≥ Grade 3 TEAEs across all doses, all causality, were disease progression (24.2%), hepatotoxicity (24.2%), increased ALT (12.1%), and increased AST (12.1%). No Hy’s Law cases were observed and no Grade 5 TEAEs were reported. “Hy’s Law” describes a set of criteria that, when present, indicate that a patient is experiencing a drug-induced liver injury with a 10% to 50% chance of mortality (or need for a liver transplant).
Based on the data from MARIO-275, we are planning a new registration-enabling study and will not re-open enrollment in MARIO-275.

MARIO-1
Enrollment is complete in MARIO-1, our Phase 1/1b clinical study designed to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics, and activity for eganelisib — both as a monotherapy and in combination with nivolumab — in 224 patients with advanced solid tumors. The study includes a dose escalation portion and a combination therapy expansion portion evaluating patients dosed at 40 mg QD of eganelisib in combination with the standard regimen of nivolumab in the following forms of cancer: TNBC, melanoma, squamous cell carcinoma of the head and neck, or SCCHN, non-small cell lung cancer, mesothelioma, adrenocortical carcinoma, and those with high baseline blood levels of MDSCs. Safety data demonstrates that eganelisib combined with nivolumab is well tolerated at all doses tested, up to the recommended combination therapy expansion dose of eganelisib at 40 mg QD plus the standard regimen of nivolumab. No maximum tolerated dose was determined, and there have been no treatment-related deaths.
We provided updated data for the melanoma expansion cohort and SCCHN expansion cohort at the 2021 Annual Meeting of the Society for Immunotherapy of Cancers, or SITC. Data from both cohorts shows evidence of clinical activity in patients not expected to benefit from checkpoint inhibitor, or CPI, monotherapy due to immediate prior progression on a CPI. Safety data from both cohorts indicates the combination therapy was generally well tolerated and associated with a favorable safety profile.
The melanoma cohort achieved a DCR of 52.6% (10 of 19 patients) and an ORR of 21.1% (4 of 19 patients) in patients with immediate prior progression on CPI therapy and two or fewer prior lines of therapies, and reversal of progressive disease in patients with immediate prior treatment with anti-PD1/PD-L1 therapy was observed. Translational data validate the on-mechanism eganelisib effect of decreased immune suppression as measured by MDSC levels, and increased immune activation as measured by increased levels of previously exhausted T cells.
The SCCHN cohort achieved a DCR of 40% (4 of 10 evaluable patients) and an ORR of 20% (2 of 10 evaluable patients) in patients with immediate prior progression on CPI therapy and two or fewer prior lines of therapy, and reversal of progressive disease with immediate prior treatment with an anti-PD1/PD-L1 therapy was observed.
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
Alliances, Collaborations, and Other Arrangements
We have primarily incurred operating losses since inception and will continue to fund our operations through collaboration and license arrangements or other strategic arrangements, as well as through the sale of securities or incurring debt, until such time as we are able to generate significant revenue from product sales, if ever. Such arrangements have provided access to breakthrough science, significant research and development support and funding, supply of clinical trial materials, and innovative drug development programs, all intended to help us realize the full potential of our product pipeline.

In July 2010, we entered into a development and license agreement with Intellikine, Inc., or Intellikine, under which we obtained rights to discover, develop and commercialize pharmaceutical products targeting the gamma and/or delta isoforms of PI3K, including eganelisib and duvelisib, or Copiktra®, an oral, dual inhibitor of PI3K delta and gamma. We licensed our rights related to the development of duvelisib to Verastem Inc., or Verastem, in 2016. In September 2020, Verastem completed a disposition of its rights, title, and interest in and to duvelisib to Secura Bio, Inc., or Secura Bio, wherein Secura Bio assumed all liabilities and obligations under the Verastem Agreement. We now refer to the Verastem Agreement as the Secura Bio Agreement. In January 2012, Intellikine was acquired by Takeda Pharmaceutical Company Limited, or Takeda. In December 2012, we amended and restated our development and license agreement with Takeda and further amended the agreement in July 2014, September 2016, July 2017, and March 2019. We refer to the amended and restated development and license agreement, as amended, as the Takeda Agreement. We are obligated to pay Takeda up to $3.0 million in remaining success-based development milestone payments and up to $165.0 million in remaining regulatory and commercialization success-based milestone payments, for one product candidate other than duvelisib, which could be eganelisib.
Financial Overview
Revenue
To date, all our revenue has been generated under collaboration agreements, including payments to us of upfront license fees, funding or reimbursement of research and development efforts, milestone payments if specified objectives are achieved, and/or royalties on product sales.
We recognize revenue when we transfer goods or services to customers in an amount that reflects the consideration that we expect to receive for those goods or services. These principles are applied using a five-step model: 1) identify the customer contract; 2) identify the contract’s performance obligations; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations; and 5) recognize revenue when or as a performance obligation is satisfied. We evaluate all promised goods and services within a customer contract and determine which of those are separate performance obligations. This evaluation includes an assessment of whether the good or service is capable of being distinct and whether the good or service is separable from other promises in the contract. When a performance obligation is satisfied, we recognize as revenue the amount of the transaction price, excluding estimates of variable consideration that are constrained, that is allocated to that performance obligation. For contracts that contain variable consideration, such as milestone payments, we estimate the amount of variable consideration by using either the expected value method or the most likely amount method. In making this assessment, we evaluate factors such as the clinical, regulatory, commercial and other risks that must be overcome to achieve the milestone. Each reporting period we re-evaluate the probability of achievement of such milestones and any related constraints. We will include variable consideration, without constraint, in the transaction price to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.
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

•depreciation of equipment; and
•allocated costs of facilities.
General and Administrative Expense
General and administrative expense primarily consists of compensation of personnel in executive, finance, accounting, legal and intellectual property, information technology infrastructure, corporate communications, and human resources functions. Other costs include facilities costs not otherwise included in research and development expense and professional fees for legal and accounting services.
Royalty Expense
Royalty expense represents the expense associated with amounts owed to third parties as a result of royalty revenue recognized and the amounts owed by us to Takeda in relation to the sale of future royalties.
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
There have been no material changes to our critical accounting policies during the three months ended March 31, 2021. Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2020 Annual Report on Form 10-K for a discussion of our critical accounting policies and significant judgments and estimates.
Results of Operations
The following table summarizes our results of operations for each of the three months ended March 31, 2021 and 2020, together with the change in these items in dollars and as a percentage:

	Three Months Ended March 31,		$ Change	% Change
	2021	2020
	(in thousands)
Royalty revenue	$467	$428	$39	9%
Research and development expense	8,201	7,346	855	12%
General and administrative expense	3,566	3,324	242	7%
Royalty expense	282	258	24	9%
Investment and other income (expense)	(2)	186	(188)	(101)%
Non-cash interest expense	(45)	(38)	(7)	18%
Non-cash related party interest expense	—	(534)	534	(100)%
Net loss	(11,629)	(10,886)	(743)	7%

Revenue
Royalty revenue for both years is related to royalties from Secura Bio and Verastem on net sales of duvelisib. A portion of royalties received is owed to Mundipharma International Corporation Limited, or Mundipharma, and Purdue Pharmaceutical Products L.P., or Purdue. We refer to such portion as the Trailing Mundipharma Royalties (see Note 11 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). We and HealthCare Royalty Partners III, L.P., or HCR, entered into a purchase and sale agreement in March 2019, or the HCR Agreement, pursuant to which HCR acquired our interest in royalties received from Verastem on net sales of duvelisib, less the Trailing Mundipharma Royalties (see Note 9 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
Research and Development Expense
Research and development expense increased for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 due to an increase in clinical and development expenses for eganelisib of $0.5 million and an increase in consulting of $0.4 million to support continued development of eganelisib.
We track and accumulate expenses by major program. These expenses primarily relate to payroll and related expenses for personnel working on our programs, process development and manufacturing, preclinical toxicology studies, clinical trial costs and allocated costs of facilities. During the three months ended March 31, 2021 and 2020, we estimate that we incurred $8.2 million and $7.3 million, respectively, on eganelisib.
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
•the cost and timing of regulatory approvals,
•the effect of competing technological and market developments; and
•the impact of the COVID-19 pandemic.
General and Administrative Expense
General and administrative expense increased for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 due to an increase of $0.2 million in compensation primarily related to an increase in stock compensation.

Royalty Expense
Royalty expense for the three months ended March 31, 2021 and 2020 included the Trailing Mundipharma Royalties of $0.2 million in both years.
Investment and Other Income (Expense)
Investment and other income decreased for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 primarily as a result of lower yields on our cash and investments.
Non-cash Interest Expense
Non-cash interest expense for the three months ended March 31, 2021 was the result of the sale of future royalties in relation to the HCR Agreement and BVF Funding Agreement, which we recognized as liabilities that are being amortized using the effective interest method over the life of the arrangements (see Note 9 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). Non-cash interest expense for the three months ended March 31, 2020 was the result of the sale of future royalties in relation to the HCR Agreement. Over the course of the arrangements, the non-cash interest expense will be affected by the amount and timing of estimated royalty revenue, if any. We reassess the effective interest rate on a quarterly basis and adjust the rate prospectively as needed.
Non-cash Related Party Interest Expense
Non-cash related party interest expense for the three months ended March 31, 2020 was the result of the sale of future royalties in relation to the BVF Funding Agreement. Effective February 17, 2021, Biotechnology Value Fund, L.P. is no longer considered our related party. As a result, we have reclassed interest expense for the three months ended March 31, 2021 as non-cash interest expense.
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
The following table summarizes the components of our financial condition:

	March 31, 2021	December 31, 2020
	(in thousands)
Cash, cash equivalents and available-for-sale securities	$106,756	$34,108
Working capital	99,847	24,973

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Cash provided by (used in):
Operating activities	$(13,470)	$(11,777)
Investing activities	5,500	430
Financing activities	86,133	19,572
Cash Flows
For the three months ended March 31, 2021 compared to the three months ended March 31, 2020, our cash used in operating activities increased primarily due to increased operating expenses as we continue clinical development of eganelisib. Our cash used in operating activities in future periods may vary significantly.

Net cash used in investing activities for the three months ended March 31, 2021 primarily included proceeds of $5.5 million from maturities of available-for-sale securities. Net cash used in investing activities for the three months ended March 31, 2020 primarily included purchases of available-for-sale securities of $19.7 million and proceeds of $20.2 million from maturities of available-for-sale securities.
Net cash provided by financing activities for the three months ended March 31, 2021 was due to $85.8 million in net proceeds from our public offering in February 2021. Net cash provided by financing activities for the three months ended March 31, 2020 included $19.6 million in net proceeds from the sale of future royalties due to us from BVF (see Note 9 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
Operating Capital Requirements
As of March 31, 2021, we had cash, cash equivalents and available-for-sale securities of $106.8 million. We believe that our existing cash, cash equivalents and available-for-sale securities at March 31, 2021 will be adequate to satisfy our capital needs for at least the next twelve months from the issuance date of these financial statements based on our current operational plans. We expect to continue to spend significant resources to fund the development and potential commercialization of eganelisib and to incur significant operating losses for the foreseeable future.
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
•the timing and amount of additional revenues, if any, received from strategic agreements and funding arrangements;
•the timing and amount of additional royalty and milestone payments owed to Takeda;
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

Common Stock Sales Facility
On June 28, 2019, we entered into a Capital on Demand Sales Agreement with JonesTrading Institutional Services LLC, or JonesTrading, and on July 29, 2019 we amended and restated the sales agreement to add B. Riley FBR, Inc., or B. Riley FBR, as a party to the agreement. We refer to the amended and restated sales agreement as the ATM Sales Agreement. Pursuant to the ATM Sales Agreement we may offer and sell shares of our common stock having an aggregate offering price of up to $20.0 million from time to time through JonesTrading or B. Riley FBR, each acting as our sales agent. We have agreed to pay commissions to the sales agents for their services in acting as agents in the sale of our common stock in the amount of up to 3.0% of the gross proceeds from sales of our common stock pursuant to the ATM Sales Agreement. Sales of shares of our common stock under the ATM Sales Agreement may be made in sales deemed to be “at the market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. With our prior written approval, JonesTrading or B. Riley FBR may also sell the shares by any other method permitted by law, including in negotiated transactions. We and JonesTrading or B. Riley FBR may suspend or terminate the offering of shares upon notice to the other parties and subject to other conditions. During the three months ended March 31, 2021 and 2020, we did not sell any shares under the ATM Sales Agreement.
Off-Balance Sheet Arrangements
Since inception, we have not engaged in any off-balance sheet financing activities, including the use of structured finance, special purpose entities or variable interest entities.
Item 3.Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4.Controls and Procedures
Our management, with the participation of our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our principal executive and financial officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1A. Risk Factors
For a discussion of our potential risks or uncertainties, please see the section entitled “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which refer to as our 2020 Annual Report, as well as in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report on Form 10-Q. There have been no material changes to the risk factors disclosed in our 2020 Annual Report.

Item 6.Exhibits

	Description	Incorporated by Reference
Exhibit No.		Form	SEC Filing date	Exhibit Number	Filed with this 10-Q
3.1	Restated Certificate of Incorporation of the Registrant, as amended.	10-Q	7/30/2020	3.1
3.2	Amended and Restated Bylaws of the Registrant.	8-K	3/17/2009	3.1
4.1	Form of Common Stock Certificate.	10-K	3/14/2008	4.1
10.1	Purchase Agreement, dated as of February 11, 2021, between the Registrant and Piper Sandler & Co., as representative of the underwriters named therein.	8-K	2/12/2021	1.1
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFINITY PHARMACEUTICALS, INC.
Date: May 13, 2021	By:	/s/ Lawrence E. Bloch, M.D., J.D.
Lawrence E. Bloch, M.D., J.D.
President
(Principal Financial Officer & Principal Accounting Officer)