Form 10-Q
period 2021-06-30
INFINITY PHARMACEUTICALS, INC.
filed 2021-07-27
CIK 1113148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on July 20, 2021: 88,719,539

INFINITY PHARMACEUTICALS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

Cautionary Note Regarding Forward-Looking Information
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 199. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management and expected market growth, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. The forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon information available to us as of the date such statements are made and, while we believe such information forms a reasonable basis for such statements at the time made, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information.
There are a number of important risks and uncertainties that could cause actual results or events to differ materially from those indicated by forward-looking statements made herein. These risks and uncertainties include those inherent in pharmaceutical research and development, such as adverse results in our drug discovery and clinical development activities, decisions made by the U.S. Food and Drug Administration, or FDA, and other regulatory authorities with respect to the development and commercialization of our product candidates, our ability to obtain, maintain and enforce intellectual property rights for our product candidates, our dependence on our alliance partners, our competitive position, our ability to obtain any necessary financing to conduct our planned activities, our ability to implement our strategic plans, our ability to achieve cost-savings benefits from our restructuring and other risk factors described herein. These risks also include the direct and indirect impact of COVID-19 on our business operations and financial guidance.
We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. Important factors that could cause actual results to differ materially from those in these forward-looking statements include the factors discussed below under the heading “Summary of Risk Factors,” and the risk factors detailed further in Item 1A, "Risk Factors" of Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2020 and, if applicable, those included under Part II, Item 1A of this Quarterly Report on Form 10-Q. Unless required by law, we do not undertake any obligation to update any forward-looking statements.
This Quarterly Report on Form 10-Q also may include statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties as well as our own estimates. All of the market data used in this Quarterly Report on Form 10-Q involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such data. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Our estimates of the potential market opportunities for our product candidates include several key assumptions based on our industry knowledge, industry publications, third-party research and other surveys, which may be based on a small sample size and may fail to accurately reflect market opportunities. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions.

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$97,258	$28,593
Available-for-sale securities	—	5,515
Prepaid expenses and other current assets	2,419	1,912
Total current assets	99,677	36,020
Property and equipment, net	1,471	1,710
Restricted cash, less current portion	165	165
Operating lease right-of-use assets	1,244	1,419
Other assets	41	5
Total assets	$102,598	$39,319
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$954	$2,982
Accrued expenses and other current liabilities	9,600	8,065
Total current liabilities	10,554	11,047
Liabilities related to sale of future royalties, net, less current portion (note 9)	49,083	28,021
Liability related to sale of future royalties to a related party, net (note 9)	—	21,559
Operating lease liability, less current portion	1,188	1,436
Other liabilities	233	245
Total liabilities	61,058	62,308
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred Stock, $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common Stock, $0.001 par value; 200,000,000 shares authorized; 88,719,539 and 64,320,244 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	89	64
Additional paid-in capital	830,670	743,269
Accumulated deficit	(789,219)	(766,321)
Accumulated other comprehensive income	—	(1)
Total stockholders’ equity (deficit)	41,540	(22,989)
Total liabilities and stockholders’ equity	$102,598	$39,319
The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Royalty revenue	$512	$360	$979	$788
Operating expenses:
Research and development	7,957	6,125	16,158	13,470
General and administrative	3,498	2,937	7,064	6,261
Royalty expense (note 11)	308	217	590	475
Total operating expenses	11,763	9,279	23,812	20,206
Loss from operations	(11,251)	(8,919)	(22,833)	(19,418)
Other income (expense):
Investment and other income (expense)	27	50	25	235
Non-cash interest expense (note 9)	(45)	(39)	(90)	(77)
Non-cash related party interest expense (note 9)	—	(565)	—	(1,099)
Total other expense	(18)	(554)	(65)	(941)
Net loss	$(11,269)	$(9,473)	$(22,898)	$(20,359)
Basic and diluted loss per common share:	$(0.13)	$(0.16)	$(0.28)	$(0.35)
Basic and diluted weighted average number of common shares outstanding:	88,661,934	57,442,332	82,230,784	57,392,965
Other comprehensive loss:
Net unrealized holding gains (losses) on available-for-sale securities arising during the period	—	(70)	1	34
Comprehensive loss	$(11,269)	$(9,543)	$(22,897)	$(20,325)
The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(22,898)	$(20,359)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	239	242
Stock-based compensation	1,202	720
Non-cash royalty revenue	(518)	(417)
Non-cash interest expense	90	77
Non-cash related party interest expense	—	1,099
Other, net	24	25
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(543)	276
Operating lease right-of-use assets	175	134
Accounts payable, accrued expenses and other liabilities	(571)	(906)
Operating lease liability	(238)	(237)
Net cash used in operating activities	(23,038)	(19,346)
Investing activities
Purchases of property and equipment	—	(44)
Purchases of available-for-sale securities	—	(19,731)
Proceeds from maturities of available-for-sale securities	5,500	26,180
Net cash provided by investing activities	5,500	6,405
Financing activities
Proceeds from public offering, net	85,838	—
Proceeds from sale of future royalties to a related party, net	—	19,572
Proceeds from issuances of common stock, net	365	30
Net cash provided by financing activities	86,203	19,602
Net increase in cash, cash equivalents and restricted cash	68,665	6,661
Cash, cash equivalents and restricted cash at beginning of period	28,908	22,575
Cash, cash equivalents and restricted cash at end of period	$97,573	$29,236

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$97,258	$28,921
Restricted cash included in prepaid expenses and other current assets	150	—
Restricted cash, less current portion	165	315
Total cash, cash equivalents and restricted cash	$97,573	$29,236

Supplemental schedule of noncash activities
Issuance of common stock for compensation	$—	$444
The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(unaudited)
(in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
Balance at March 31, 2021	88,647,241	$89	$829,907	$(777,950)	$—	$52,046
Exercise of stock options	29,494	—	41	—	—	41
Stock-based compensation expense	—	—	672	—	—	672
Issuance of common stock, net	42,804	—	50	—	—	50
Net loss	—	—	—	(11,269)	—	(11,269)
Balance at June 30, 2021	88,719,539	$89	$830,670	$(789,219)	$—	$41,540

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
Balance at March 31, 2020	57,433,598	$57	$734,290	$(736,715)	$116	$(2,252)
Stock-based compensation expense	—	—	360	—	—	360
Issuance of common stock, net	59,969	—	51	—	—	51
Unrealized loss on marketable securities	—	—	—	—	(70)	(70)
Net loss	—	—	—	(9,473)	—	(9,473)
Balance at June 30, 2020	57,493,567	$57	$734,701	$(746,188)	$46	$(11,384)
The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(unaudited)
(in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2020	64,320,244	$64	$743,269	$(766,321)	$(1)	$(22,989)
Exercise of stock options	206,491	1	335	—	—	336
Stock-based compensation expense	—	—	1,202	—	—	1,202
Issuance of common stock related to public offering, net of issuance costs	24,150,000	24	85,814	—	—	85,838
Issuance of common stock, net	42,804	—	50	—	—	50
Unrealized gain on marketable securities	—	—	—	—	1	1
Net loss	—	—	—	(22,898)	—	(22,898)
Balance at June 30, 2021	88,719,539	$89	$830,670	$(789,219)	$—	$41,540

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2019	57,077,550	$57	$733,486	$(725,829)	$12	$7,726
Stock-based compensation expense	—	—	720	—	—	720
Issuance of common stock, net	416,017	—	495	—	—	495
Unrealized gain on marketable securities	—	—	—	—	34	34
Net loss	—	—	—	(20,359)	—	(20,359)
Balance at June 30, 2020	57,493,567	$57	$734,701	$(746,188)	$46	$(11,384)
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
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021.
The information presented in the condensed consolidated financial statements and related footnotes at June 30, 2021, and for the three and six months ended June 30, 2021 and 2020, is unaudited, and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2020 have been derived from our audited financial statements. For further information, please refer to the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission, or SEC, on March 16, 2021, which we refer to as our 2020 Annual Report on Form 10-K.
Liquidity
As of June 30, 2021, we had cash and cash equivalents of $97.3 million. We have primarily incurred operating losses since inception and have relied on our ability to fund our operations through collaboration and license arrangements or other strategic arrangements, as well as through the sale of stock.
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
We believe that our existing cash and cash equivalents at June 30, 2021 will be adequate to satisfy our forecasted operating needs for at least the next twelve months from the issuance date of these financial statements.
3. Significant Accounting Policies
Our significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in “Notes to Consolidated Financial Statements” in our 2020 Annual Report on Form 10-K.
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

	At June 30,
	2021	2020
Stock options	12,583,847	11,108,447
Warrants (excluded from treasury stock method)	—	1,000,000
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
4. Stock-Based Compensation
Total stock-based compensation expense related to all equity awards for the three and six months ended June 30, 2021 and 2020 was composed of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Research and development	$165	$94	$316	$174
General and administrative	507	266	886	546
Total stock-based compensation expense	$672	$360	$1,202	$720
As of June 30, 2021, we had approximately $5.1 million of total unrecognized compensation cost related to unvested common stock options and awards under our Employee Stock Purchase Plan, which is expected to be recognized over a weighted-average period of 2.8 years.

Stock Options
During the six months ended June 30, 2021, we granted options to purchase 289,040 shares of our common stock at a weighted average fair value of $2.68 per share and a weighted average exercise price of $3.37 per share. During the six months ended June 30, 2020, we granted options to purchase 3,148,786 shares of our common stock at a weighted average fair value of $0.89 per share and a weighted average exercise price of $1.17 per share. For the three and six months ended June 30, 2021 and 2020, the fair values were estimated using the Black-Scholes valuation model using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Risk-free interest rate	0.8%	0.3%	0.9%	1.4%
Expected annual dividend yield	—	—	—	—
Expected stock price volatility	106.5%	101.6%	105.5%	98.2%
Expected term of options	5.5 years	4.1 years	5.6 years	5.6 years
5. Cash, Cash Equivalents and Available-for-Sale Securities
The following is a summary of cash, cash equivalents and available-for-sale securities:

	June 30, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$97,258	$—	$—	$97,258
Total cash and cash equivalents	$97,258	$—	$—	$97,258

	December 31, 2020
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$28,593	$—	$—	$28,593
Available-for-sale securities:
U.S. Treasury securities due in one year or less	5,516	—	(1)	5,515
Total available-for-sale securities	5,516	—	(1)	5,515
Total cash, cash equivalents and available-for-sale securities	$34,109	$—	$(1)	$34,108
We evaluated our securities for other-than-temporary impairments based on quantitative and qualitative factors. We did not hold any debt securities at June 30, 2021 that were in an unrealized loss position. As of June 30, 2021, we held no securities in foreign financial institutions.
We had no material realized gains or losses on our available-for-sale securities for the three and six months ended June 30, 2021 and 2020. There were no other-than-temporary impairments recognized for the three and six months ended June 30, 2021 and 2020.

6. Fair Value
The following table presents the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash and cash equivalents	$97,258	$—	$—
Total assets	$97,258	$—	$—

Liabilities:
Warrant liability	$—	$—	$185
Total liabilities	$—	$—	$185

	December 31, 2020
	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash and cash equivalents	$28,593	$—	$—
U.S. Treasury securities	—	5,515	—
Total assets	$28,593	$5,515	$—

Liabilities:
Warrant liability	$—	$—	$198
Total liabilities	$—	$—	$198
The fair value of the available-for-sale securities and cash and cash equivalents is based on the following inputs for both U.S. Treasury securities and U.S. government-sponsored enterprise obligations: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including TRACE® reported trades.
There have been no changes to our valuation methods of available-for-sale securities during the six months ended June 30, 2021. We had no available-for-sale securities that were classified as Level 3 at any point during the six months ended June 30, 2021 or during the year ended December 31, 2020.
Warrant liability relates to potential future warrants that may be issued. The fair value of the warrant liability on the date of the commitment and on each re-measurement date for those warrants classified as liabilities was estimated using the Monte Carlo simulation model, which involves a series of simulated future stock price paths over the remaining life of the commitment. The fair value is estimated by taking the average of the fair values under each of many Monte Carlo simulations. The fair value estimate is affected by our stock price, as well as estimated future financing needs, including timing and sources of the financing and subjective variables including expected stock price volatility over the remaining life of the commitment and risk-free interest rate. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The fair value of the warrant liability as of June 30, 2021 and December 31, 2020 has been included in other liabilities on our condensed consolidated balance sheet. See Note 9 for further discussion of the accounting for the warrants.
The carrying amounts reflected in the condensed consolidated balance sheets for prepaid expenses and other current assets, other assets, accounts payable and accrued expenses approximate their fair value due to their short-term maturities.

7. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	June 30, 2021	December 31, 2020
	(in thousands)
Prepaid expenses	$2,026	$1,528
Restricted cash, current portion	150	150
Other current assets	243	234
Total prepaid expenses and other current assets	$2,419	$1,912
8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2021	December 31, 2020
	(in thousands)
Accrued clinical and development	$5,404	$3,511
Accrued compensation and benefits	1,667	2,385
Liability related to sale of future royalties, net, current portion	917	848
Operating lease liability, current portion	500	489
Other	1,112	832
Total accrued expenses	$9,600	$8,065
9. Liabilities Related to Sale of Future Royalties
HCR Agreement
In 2016, we and Verastem Inc., or Verastem, entered into an amended and restated license agreement, or the Verastem Agreement, under which we granted to Verastem an exclusive worldwide license in oncology indications for the research, development, commercialization, and manufacture of duvelisib, or Copiktra®, an oral, dual inhibitor of PI3K delta and gamma, and products containing duvelisib, which we refer to as Licensed Products. In September 2020, Verastem completed a disposition of its rights, title, and interest in and to duvelisib to Secura Bio, Inc., or Secura Bio, whereby Secura Bio assumed all liabilities and obligations under the Verastem Agreement. We now refer to the Verastem Agreement as the Secura Bio Agreement.
Secura Bio is obligated to pay us royalties on worldwide net sales of Licensed Products ranging from the mid-single digits to the high-single digits, a portion of which we are obligated to share with Takeda Pharmaceuticals Company Limited, or Takeda, as described in Note 11.
In March 2019, we entered into a royalty purchase agreement, or the HCR Agreement, with HealthCare Royalty Partners III, L.P., or HCR, providing for the acquisition by HCR of our interest in certain royalty payments based on worldwide annual net sales of Licensed Products under the Secura Bio Agreement for gross proceeds of $30.0 million, which is non-refundable. Under the HCR Agreement, HCR obtained the right to receive the royalty payments up to agreed upon thresholds of royalties, the amount of which depends on when the aggregate royalties received by HCR reach specified thresholds. If the specified threshold has been met through royalty payments from Secura Bio or if we elect to make a payment to meet the threshold amount, the HCR Agreement will automatically terminate and all rights to the royalty stream under the HCR Agreement will revert back to us. If the specified threshold has not been achieved by June 30, 2025, the HCR Agreement will continue through the term of the Secura Bio Agreement.

We recognized the receipt of the $30.0 million payment from HCR, net of debt discount and issuance costs of approximately $2.4 million, as a liability. As the basis for our determination, we considered, in accordance with the relevant accounting guidance, the potential for the royalty stream to revert back to us if specified royalty thresholds have been met and our right to terminate the HCR Agreement by making a payment to achieve the threshold. We are not obligated to repay the proceeds received under the HCR Agreement. In order to determine the amortization of the liability, we are required to estimate the total amount of future net royalty payments to be made to HCR over the term of the HCR Agreement. The total threshold of net royalties to be paid, less the net proceeds received, will be recorded as interest expense over the life of the liability. We impute interest on the unamortized portion of the liability using the effective interest method. Interest and debt discount amortization expense is reflected as non-cash interest expense in the condensed consolidated statements of operations. Over the course of the HCR Agreement, the actual interest rate will be affected by the amount and timing of royalty revenue recognized and changes in forecasted royalty revenue. On a quarterly basis, we reassess the effective interest rate and adjust the rate prospectively as needed.
The following table shows the activity within the liability account for the six months ended June 30, 2021:

June 30, 2021
(in thousands)
Liability related to sale of future royalties, net - beginning balance	$28,869
Non-cash royalty revenue	(518)
Non-cash interest expense recognized	77
Liability related to sale of future royalties, net - ending balance	28,428
Less: current portion	(917)
Liability related to sale of future royalties, net, less current portion	$27,511
As royalties are due to HCR by Secura Bio, the balance of the recognized liability will be effectively repaid over the life of the HCR Agreement. There are a number of factors that could materially affect the amount and timing of royalty payments from Secura Bio, none of which are within our control.
BVF Agreement
On January 8, 2020, or the BVF Closing Date, we entered into a funding agreement, or the BVF Funding Agreement, with BVF Partners, L.P., or BVF, and Royalty Security, LLC, a wholly-owned subsidiary of BVF, or the Buyer. BVF was subsequently replaced as a party to the BVF Funding Agreement with Royalty Security Holdings, LLC. The BVF Funding Agreement provides for the acquisition by the Buyer of our interest in all royalty payments based on worldwide annual net sales of a clinical-stage product candidate IPI-926, or patidegib, part of the hedgehog inhibitor program we licensed to PellePharm Inc., or PellePharm, in 2013, or the BVF Licensed Product, excluding relevant Trailing Mundipharma Royalties, as defined in Note 11, which is related to patidegib. We refer to all BVF Licensed Product royalties owed to us less Trailing Mundipharma Royalties as the Royalty or Royalties. Such Royalties are owed to us pursuant to the PellePharm Agreement, as defined in Note 11, entered into by and between us and PellePharm. The Buyer and BVF are affiliates of Biotechnology Value Fund, L.P., which beneficially owned approximately 30% of our common stock at the time of the transaction. Effective February 17, 2021, Biotechnology Value Fund, L.P. is no longer considered our related party.
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

We recognized the proceeds received under the BVF Funding Agreement as a related party liability that will be amortized using the effective interest method over the life of the arrangement. We recorded the receipt of the $20.0 million Upfront Purchase Price as a liability, net of debt issuance costs of approximately $0.4 million and warrant liability of $0.3 million. The related party liability has been reclassified to liabilities related to sale of future royalties since Biotechnology Value Fund, L.P. is no longer considered our related party. We are not obligated to repay the proceeds received under the BVF Funding Agreement. In order to determine the amortization of the liability, we are required to estimate the total amount of potential future net royalty payments to be made by PellePharm to the Buyer over the term of the BVF Funding Agreement. The total estimated net royalties to be paid, less the net proceeds received, will be recorded as interest expense over the life of the liability. Interest and debt discount amortization expense is reflected as non-cash related party interest expense as of December 31, 2020 and non-cash interest expense as of June 30, 2021 in our condensed consolidated statements of operations and comprehensive loss. Over the course of the BVF Funding Agreement, the actual interest rate will be affected by the amount and timing of royalty revenue recognized, if any, and changes in forecasted royalty revenue. There are a number of factors that could materially affect the amount and timing of royalty payments from PellePharm, none of which are within our control. On a quarterly basis, we will reassess the effective interest rate and adjust the rate prospectively as needed.
The following table shows the activity within the liability account for the six months ended June 30, 2021:

June 30, 2021
(in thousands)
Liability related to sale of future royalties, net - beginning balance	$21,559
Non-cash interest expense recognized	13
Liability related to sale of future royalties, net - ending balance	$21,572
For so long as we have not exercised an option to repurchase the Buyer’s equity interest under the BVF Funding Agreement, (a) if, during the 36-month period following the BVF Closing Date, we issue a specified number of shares of our common stock, which we refer to as the Warrant Threshold, and (b) any shares in excess of the Warrant Threshold are issued for consideration to us of less than $3.75 per share (as adjusted for any stock splits, reverse stock splits or other similar recapitalization events), or the Threshold Price, then we are obligated to issue to BVF warrants to purchase a number of shares of our common stock. Such warrants would equal 50% of the number of qualifying shares at an exercise price equal to 1.5 times the price per share of such qualifying shares issued. The requirement to issue warrants to BVF does not apply to certain issuances of our common stock. As of June 30, 2021, the Warrant Threshold has been met and any future qualifying shares of our common stock issued below the Price Threshold will result in warrants to purchase our common stock to be issued to BVF. No warrants have been issued to BVF as of June 30, 2021.
We determined that the commitment to issue warrants represents a freestanding financial instrument and accounted for it as a liability as of the BVF Closing Date. The fair value of the warrant liability was estimated using the Monte Carlo simulation model. The fair value of the warrant liability as of June 30, 2021 has been included in other liabilities on our condensed consolidated balance sheet. We will re-measure the warrant liability at each reporting date. Changes in fair value of the warrant liability are included in investment and other income (expense) in our condensed consolidated statements of operations and comprehensive loss. See Note 6 for further discussions of the fair value of the warrants.
10. Commitments and Contingencies
On April 5, 2019, we entered into a lease agreement, or the Lease, with Sun Life Assurance Company of Canada, or the Landlord, effective April 3, 2019, or the Commencement Date, for the lease of approximately 10,097 square feet of office space at 1100 Massachusetts Avenue, Cambridge, Massachusetts, or the Leased Premises. The term of the Lease commenced on the Commencement Date and expires on August 1, 2024, or the Expiration Date, approximately five years after the Rent Commencement Date as defined below.
Beginning August 1, 2019, or the Rent Commencement Date, the total base rent of the Lease was $47,961 per month and increases by approximately 3% on each anniversary of the Rent Commencement Date until the Expiration Date. In addition to the base rent, we are also responsible for our share of the operating expenses, insurance, real estate taxes and certain capital costs, and we are responsible for utility expenses in the Leased Premises, all in accordance with the terms of the Lease. Pursuant to the terms of the Lease, we provided a security deposit in the form of a letter of credit in the initial amount $300,000, which may be reduced to $150,000 over time in accordance with the terms of the Lease. The current portion of the security deposit is included on our condensed consolidated balance sheet as prepaid expenses and other current assets. The remaining portion plus the associated bank fee of $15,000 is included on our condensed consolidated balance sheet as restricted cash, less current portion as of June 30, 2021. The Landlord provided a lease incentive allowance of $0.6 million to fund certain improvements to be made by us to the Leased Premises.

As of June 30, 2021, future minimum lease payments of our operating lease liabilities are approximately $2.0 million.
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
PellePharm
In June 2013, we entered into a license agreement with PellePharm, under which we granted PellePharm exclusive global development and commercialization rights to our hedgehog inhibitor program, including patidegib. We refer to our license agreement with PellePharm as the PellePharm Agreement and products covered by the PellePharm Agreement as Hedgehog Products. We assessed this arrangement in accordance with Accounting Standard Codification 606 and concluded that at the date of contract inception there was only one performance obligation, consisting of the license, which was satisfied at contract inception.
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

Duvelisib
Pursuant to the Takeda Agreement, prior to March 4, 2019, we were obligated to share equally with Takeda all revenue arising from certain qualifying transactions for duvelisib, including the Secura Bio Agreement, subject to certain exceptions including revenue we receive as reimbursement for duvelisib research and development expenses. On March 4, 2019, we entered into the fourth amendment to the Takeda Agreement, or the Takeda Amendment. Pursuant to the Takeda Amendment, Takeda agreed (i) to the sale of certain royalty payments based on worldwide annual net sales of Licensed Products under the Secura Bio Agreement to HCR, (ii) to forego its rights to an equal share of the royalties due from Secura Bio during the term of the HCR Agreement, and (iii) not to seek any payment from HCR with respect to the royalties owed to Takeda. As consideration for the Takeda Amendment, we paid Takeda $6.7 million representing 25% of the $30.0 million in gross proceeds we received from the closing of the HCR Agreement, net of 25% of the expenses incurred by us in connection with the HCR Agreement. In addition, we agreed to pay Takeda 25% of the royalties that would have been payable to us by Secura Bio but for the consummation of the HCR Agreement, which we refer to as the Interim Obligation. During both the six months ended June 30, 2021 and 2020, we recognized $0.1 million in Interim Obligation amounts owed to Takeda as royalty expense.
We have the right to extinguish the Interim Obligation by payment to Takeda of an amount equal to (i) the $6.7 million payment multiplied by a specified multiple corresponding to the time period in which such extinguishing payment is made, minus (ii) any payments made to Takeda pursuant to the Interim Obligation. The Interim Obligation shall expire upon the termination of the HCR Agreement and the reversion of related royalties to us, at which time our obligations to share the royalties payable under the Secura Bio Agreement equally with Takeda shall be reinstated.
Eganelisib
Pursuant to the Takeda Agreement, we are obligated to pay Takeda up to $3.0 million in remaining success-based development milestone payments and up to $165.0 million in remaining regulatory and commercial-based milestone payments for one product candidate other than duvelisib, which could be eganelisib.
12. Stockholders’ Equity
Common Stock Sales Facility
On June 28, 2019, we entered into a Capital on Demand Sales Agreement with JonesTrading Institutional Services LLC, or JonesTrading, and on July 29, 2019 we amended and restated the sales agreement to add B. Riley Securities (f/k/a B. Riley FBR, Inc.), or B. Riley Securities, as a party to the agreement. On July 27, 2021, we entered into an amendment to the agreement to increase the maximum aggregate offering price of the shares of common stock that we may issue and sell from time to time under the agreement by $75.0 million. We refer to the amended and restated sales agreement, as amended, as the ATM Sales Agreement. As of July 27, 2021, we have an aggregate of $87.1 million available for future sales. Pursuant to the ATM Sales Agreement we may offer and sell shares of our common stock from time to time through JonesTrading or B. Riley Securities, each acting as our sales agent. We have agreed to pay commissions to the sales agents for their services in acting as agents in the sale of our common stock in the amount of up to 3.0% of the gross proceeds from sales of our common stock pursuant to the ATM Sales Agreement. Sales of shares of our common stock under the ATM Sales Agreement may be made by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. With our prior written approval, JonesTrading or B. Riley Securities may also sell the shares by any other method permitted by law, including in negotiated transactions. We and JonesTrading or B. Riley Securities may suspend or terminate the offering of shares upon notice to the other parties and subject to other conditions. During the three and six months ended June 30, 2021 and 2020, we did not sell any shares under the ATM Sales Agreement.
Public Offering
On February 11, 2021, we entered into a purchase agreement with Piper Sandler & Co., as representative of the underwriters named therein, pursuant to which we issued and sold to the underwriters in an underwritten public offering an aggregate of 24,150,000 shares of our common stock, including 3,150,000 shares of common stock sold in connection with the exercise in full of a 15% over-allotment option by the underwriters. The public offering price was $3.80 per share. The gross proceeds to us from this offering were approximately $91.8 million. After underwriting discounts and commissions and offering expenses, we received net proceeds from the offering of approximately $85.8 million.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes appearing elsewhere in this report. Some of the information contained in this discussion and analysis and set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements, based on current expectations and related to future events and our future financial and operational performance, that involve risks and uncertainties. You should review the discussion above under the heading “Summary of Risk Factors,” the risk factors detailed further in Item 1A, "Risk Factors" of Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2020, and, if applicable, those included under Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Business Overview
We are a clinical-stage innovative biopharmaceutical company dedicated to developing novel medicines for people with cancer. We combine proven scientific expertise with a passion for developing novel small molecule drugs that target disease pathways for potential applications in oncology. We are focused on advancing eganelisib, also known as IPI-549, an orally administered, clinical-stage, immuno-oncology product candidate that reprograms macrophages through selective inhibition of the enzyme phosphoinositide-3-kinase-gamma, or PI3K-gamma. We have retained worldwide development and commercialization rights to eganelisib and we believe eganelisib is the only selective inhibitor of PI3K-gamma being investigated in clinical trials.
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
On July 27, 2021, we presented updated data from the TNBC cohort of MARIO-3. As of the June 26, 2021 data cutoff date, 43 patients were enrolled in the study with 38 patients evaluable for efficacy. The data include the following findings:
•86.8% (33/38) of evaluable patients demonstrated tumor reduction.
•Disease control rate (DCR)
◦78.2% (18/23) DCR in PD-L1 negative patients: complete response (CR) 0% (0/23), partial response (PR) 47.8% (11/23), stable disease (SD) 30.4% (7/23)
◦91.7% (11/12) DCR in PD-L1 positive patients: CR 16.7% (2/12), PR 50% (6/12), SD 25% (3/12)
◦84.2% (32/38) DCR in all patients: CR 5.3% (2/38), PR 50% (19/38), SD 28.9% (11/38)
•Preliminary progression free survival (PFS)
◦In PD-L1(-) patients, PFS was extended as compared to benchmark data for atezolizumab and nab-paclitaxel alone, increasing from 5.6 months to 7.3 months (3.5, NA).
◦In PD-L1(+) patients, PFS was extended as compared to benchmark data for atezolizumab and nab-paclitaxel alone, increasing from 7.5 to 11.2 months (5.3, 11.2).
◦In the ITT population, PFS was extended as compared to benchmark data for atezolizumab and nab-paclitaxel alone, increasing from 7.2 months to 7.4 months (5.3, NA).
MARIO-3 did not demonstrate any new or additive safety signals compared to benchmark trials. The most common treatment emergent adverse events (TEAEs), all causality, were nausea (51.2%), fatigue (48.8%), alopecia (32.6%), diarrhea (32.6%), rash maculo-papular (30.2%), increased ALT (27.9%) with only one Grade 4, and increased AST (25.6%) with one Grade 4. No Hy’s Law or Grade 5 hepatic AEs were reported, and only one patient permanently discontinued study treatment due to an elevated liver function test. “Hy’s Law” describes a set of criteria that, when present, indicate that a patient is experiencing a drug-induced liver injury with a 10% to 50% chance of mortality or need for a liver transplant.

Quantification across 11 paired tumor biopsies shows increased immune activation and decreased immune suppression including an increase in CD8+ T cells, activated T cells, and anti-tumor M1 macrophages and a decrease in tumor cells and pro-tumor M2 macrophages resulting in an increase in the M1:M2 ratio.
Paired tumor biopsy data show 5 of 8 PD-L1(-) patients converting to PD-L1(+) two months after treatment utilizing the 1% PD-L1 cutoff standard. PD-L1 expression also increased in the three PD-L1(+) patients who started the study above the 1% cutoff. None of the patients converting to PD-L1(+) or PD-L1(+) patients who experienced increased PD-L1 expression had disease progression.
We expect to complete enrollment for the MARIO-3 TNBC cohort in the second half of 2021 and present updated data in the fourth quarter.
Enrollment is complete in the RCC cohort, and we expect to present data from the RCC cohort in the first half of 2022.
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
On July 27, 2021, we presented updated data from MARIO-275. The data include the following findings:
•49 patients were enrolled in the trial with the last patient enrolled in June 2020.
•Median overall survival (mOS) in the intent to treat (ITT) population was 15.4 months (6.2, NE) on the eganelisib plus nivolumab combination arm as compared to 7.9 months (2.3, NE) on the control arm of nivolumab alone with a hazard ratio of 0.62 (0.28, 1.36), which reflects a 38% lower probability of death on the combination arm.
◦At the one-year landmark, 59% of patients in the ITT population receiving the eganelisib plus nivolumab combination remained alive, compared to 32% in the nivolumab control arm.
•The mOS benefit observed in PD-L1(-) patients was the same as in the ITT population, with a mOS of 15.4 months (4.7, NE) on the eganelisib plus nivolumab combination arm as compared to 7.9 months (1.9, NE) on the control arm of nivolumab alone with a hazard ratio of 0.60 (0.21, 1.71), which reflects a 40% lower probability of death on the combination arm.
◦At the one-year landmark, 54% of the PD-L1(-) patients receiving the eganelisib plus nivolumab combination remained alive, compared to 17% in the nivolumab control arm.
The combination of eganelisib and nivolumab was well tolerated at the 30 mg once daily dose. The most common TEAEs across all doses, all causality, were pyrexia (33.3%), decreased appetite (30.3%), pruritus (27.3%), asthenia (27.3%), rash (27.3%), disease progression (27.3%) and increased alanine aminotransferase (24.2%); and the most common ≥Grade 3 TEAEs across all doses, all causality, were disease progression (27.3%), anemia (12.1%), and hepatic AEs including hepatotoxicity (15.2%), increased ALT (12.1%), and increased AST (12.1%) with no Hy’s Law. No Grade 5 hepatic AEs were reported.
Gene expression studies from peripheral blood, followed by gene set enrichment analysis using Hallmark gene signature sets show the pro-inflammatory interferon gamma and interferon alpha pathways were the most significantly enriched pathways in the combination arm when comparing Day 15 to baseline, regardless of PD-L1 status, with higher enrichment scores and lower p values than on the control arm. This data is consistent with eganelisib’s mechanism of action which decreases immune suppression and increases immune activation.
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
Arcus Collaboration Trial
In December 2020, Arcus Biosciences, Inc., or Arcus, presented data at SABCS from the Phase 1/1b clinical study collaboration between Infinity and Arcus on ARC-2, a study designed to evaluate each company’s respective drug candidates in up to 40 patients with previously treated, advanced TNBC and ovarian cancer. The ARC-2 SABCS data showed that a novel triple-combination regimen of eganelisib in combination with etrumadenant, Arcus’s dual adenosine receptor antagonist, and liposomal doxorubicin chemotherapy, also known as Doxil®, lead to an increase in response in TNBC patients.
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
We are continuing to evaluate enrollment trends in our studies as well as the impact of COVID-19 on our clinical programs. Patients enrolled on MARIO-275, MARIO-3 and MARIO-1 have continued treatment and study visits with limited disruption to date, and we are working closely with trial sites to support the continued treatment of patients in compliance with study protocols. New patient screening and enrollment are being assessed on a case-by-case basis and are ongoing for the TNBC cohort in MARIO-3. There are no anticipated disruptions to drug supply. The safety and well-being of our employees remains a top priority, and we are working to mitigate risk while minimizing disruptions through our work-from-home policy. We believe we are well suited to operate remotely as a clinically focused company.
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
Other Income and Expense
Other income and expense typically consist of interest earned on cash, cash equivalents and available-for-sale securities, non-cash interest expense, and changes in fair value of the warrant liability.
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
There have been no material changes to our critical accounting policies during the six months ended June 30, 2021. Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2020 Annual Report on Form 10-K for a discussion of our critical accounting policies and significant judgments and estimates.
Results of Operations
The following table summarizes our results of operations for each of the three and six months ended June 30, 2021 and 2020, together with the change in these items in dollars and as a percentage:

	Three Months Ended June 30,		$ Change	% Change
	2021	2020
	(in thousands)
Royalty revenue	$512	$360	$152	42%
Research and development expense	7,957	6,125	1,832	30%
General and administrative expense	3,498	2,937	561	19%
Royalty expense	308	217	91	42%
Investment and other income (expense)	27	50	(23)	(46)%
Non-cash interest expense	(45)	(39)	(6)	15%
Non-cash related party interest expense	—	(565)	565	(100)%
Net loss	(11,269)	(9,473)	(1,796)	19%

	Six Months Ended June 30,		$ Change	% Change
	2021	2020
	(in thousands)
Royalty revenue	$979	$788	$191	24%
Research and development expense	16,158	13,470	2,688	20%
General and administrative expense	7,064	6,261	803	13%
Royalty expense	590	475	115	24%
Investment and other income (expense)	25	235	(210)	(89)%
Non-cash interest expense	(90)	(77)	(13)	17%
Non-cash related party interest expense	—	(1,099)	1,099	(100)%
Net loss	(22,898)	(20,359)	(2,539)	12%
Revenue
Royalty revenue for both periods is related to royalties from Secura Bio and Verastem on net sales of duvelisib. A portion of royalties received is owed to Mundipharma International Corporation Limited, or Mundipharma, and Purdue Pharmaceutical Products L.P., or Purdue. We refer to such portion as the Trailing Mundipharma Royalties (see Note 11 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). We and HealthCare Royalty Partners III, L.P., or HCR, entered into a purchase and sale agreement in March 2019, or the HCR Agreement, pursuant to which HCR acquired our interest in royalties received from Verastem on net sales of duvelisib, less the Trailing Mundipharma Royalties (see Note 9 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
Research and Development Expense
Research and development expense increased for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 due to an increase in clinical and development expenses for eganelisib of $1.5 million and an increase in consulting expense of $0.2 million to support continued development of eganelisib. Research and development expense increased for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 due to an increase in clinical and development expenses for eganelisib of $2.0 million and an increase in consulting expense of $0.6 million to support continued development of eganelisib.
We track and accumulate expenses by major program. These expenses primarily relate to payroll and related expenses for personnel working on our programs, process development and manufacturing, preclinical toxicology studies, clinical trial costs and allocated costs of facilities. During the three months ended June 30, 2021 and 2020, we estimated that we incurred $8.0 million and $6.1 million, respectively, on eganelisib. During the six months ended June 30, 2021 and 2020, we estimated that we incurred $16.2 million and $13.5 million, respectively, on eganelisib.
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
General and Administrative Expense
General and administrative expense increased for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 due to an increase of $0.3 million in consulting, $0.2 million in compensation primarily related to an increase in stock compensation, and $0.1 million in professional services. General and administrative expense increased for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 due to an increase of $0.4 million in consulting and $0.4 million in compensation primarily related to an increase in stock compensation.
Royalty Expense
Royalty expense for the three and six months ended June 30, 2021 and 2020 included the Trailing Mundipharma Royalties of $0.2 million and $0.4 million, respectively, in both years.
Investment and Other Income (Expense)
Investment and other income decreased for the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020 primarily as a result of lower yields on our cash and investments.
Non-cash Interest Expense
Non-cash interest expense for the three and six months ended June 30, 2021 was the result of the sale of future royalties in relation to the HCR Agreement and BVF Funding Agreement, which we recognized as liabilities that are being amortized using the effective interest method over the life of the arrangements (see Note 9 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). Non-cash interest expense for the three and six months ended June 30, 2020 was the result of the sale of future royalties in relation to the HCR Agreement. Over the course of the arrangements, the non-cash interest expense will be affected by the amount and timing of estimated royalty revenue, if any. We reassess the effective interest rate on a quarterly basis and adjust the rate prospectively as needed.
Non-cash Related Party Interest Expense
Non-cash related party interest expense for the three and six months ended June 30, 2020 was the result of the sale of future royalties in relation to the BVF Funding Agreement. Effective February 17, 2021, Biotechnology Value Fund, L.P. is no longer considered our related party. As a result, we have reclassed interest expense for the three and six months ended June 30, 2021 as non-cash interest expense.
Liquidity and Capital Resources
We have not generated any revenue from product sales to date, and we do not expect to generate any such revenue for the foreseeable future, if at all. We have instead relied on the proceeds from sales of equity securities, sales of future royalties, issuances of debt, interest on investments, upfront license fees, expense reimbursements, milestones, royalties and cost sharing under our collaborations to fund our operations. Because eganelisib is in clinical development, and the outcome of this effort is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidate or whether, or when, we may achieve profitability.
The following table summarizes the components of our financial condition:

	June 30, 2021	December 31, 2020
	(in thousands)
Cash, cash equivalents and available-for-sale securities	$97,258	$34,108
Working capital	89,123	24,973

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Cash provided by (used in):
Operating activities	$(23,038)	$(19,346)
Investing activities	5,500	6,405
Financing activities	86,203	19,602

Cash Flows
For the six months ended June 30, 2021 compared to the six months ended June 30, 2020, our cash used in operating activities increased primarily due to increased operating expenses as we continue clinical development of eganelisib. Our cash used in operating activities in future periods may vary significantly.
Net cash provided by investing activities decreased during the six months ended June 30, 2021 primarily due to net proceeds from maturities of available-for-sale securities of $5.5 million as compared to net proceeds of maturities of available-for-sale securities of $6.4 million for the six months ended June 30, 2020.
Net cash provided by financing activities for the six months ended June 30, 2021 was due to $85.8 million in net proceeds from our public offering in February 2021. Net cash provided by financing activities for the six months ended June 30, 2020 included $19.6 million in net proceeds from the sale of future royalties due to us from BVF (see Note 9 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
Operating Capital Requirements
As of June 30, 2021, we had cash and cash equivalents of $97.3 million. We believe that our existing cash and cash equivalents at June 30, 2021 will be adequate to satisfy our capital needs for at least the next twelve months from the issuance date of the financial statements included in this Quarterly Report on Form 10-Q based on our current operational plans. We expect to continue to spend significant resources to fund the development and potential commercialization of eganelisib and to incur significant operating losses for the foreseeable future.
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
Equity Offerings
On June 28, 2019, we entered into a Capital on Demand Sales Agreement with JonesTrading Institutional Services LLC, or JonesTrading, and on July 29, 2019 we amended and restated the sales agreement to add B. Riley Securities (f/k/a B. Riley FBR, Inc.), or B. Riley Securities, as a party to the agreement. On July 27, 2021, we entered into an amendment to the agreement to increase the maximum aggregate offering price of the shares of common stock that we may issue and sell from time to time under the agreement by $75.0 million. We refer to the amended and restated sales agreement, as amended, as the ATM Sales Agreement. As of July 27, 2021, we have an aggregate of $87.1 million available for future sales. Pursuant to the ATM Sales Agreement we may offer and sell shares of our common stock from time to time through JonesTrading or B. Riley Securities, each acting as our sales agent. We have agreed to pay commissions to the sales agents for their services in acting as agents in the sale of our common stock in the amount of up to 3.0% of the gross proceeds from sales of our common stock pursuant to the ATM Sales Agreement. Sales of shares of our common stock under the ATM Sales Agreement may be made by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. With our prior written approval, JonesTrading or B. Riley Securities may also sell the shares by any other method permitted by law, including in negotiated transactions. We and JonesTrading or B. Riley Securities may suspend or terminate the offering of shares upon notice to the other parties and subject to other conditions. During the three and six months ended June 30, 2021 and 2020, we did not sell any shares under the ATM Sales Agreement.
On February 11, 2021, we entered into a purchase agreement with Piper Sandler & Co., as representative of the underwriters named therein, pursuant to which we issued and sold to the underwriters in an underwritten public offering an aggregate of 24,150,000 shares of our common stock, including 3,150,000 shares of common stock sold in connection with the exercise in full of a 15% over-allotment option by the underwriters. The public offering price was $3.80 per share. The gross proceeds to us from this offering were approximately $91.8 million. After underwriting discounts and commissions and offering expenses, we received net proceeds from the offering of approximately $85.8 million.
Off-Balance Sheet Arrangements
Since inception, we have not engaged in any off-balance sheet financing activities, including the use of structured finance, special purpose entities or variable interest entities.
Item 3.Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, or the Exchange Act, and are not required to provide the information under this item.

Item 4.Controls and Procedures
Our management, with the participation of our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our principal executive and financial officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1A.Risk Factors
For a discussion of our potential risks or uncertainties, please see the sections entitled “Summary of Risk Factors” and “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which we refer to as our 2020 Annual Report, as well as in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report on Form 10-Q.
Item 5.Other Information
On July 27, 2021, we entered into an amendment, or the Amendment, to our Amended and Restated Capital on Demand Sales Agreement, dated July 29, 2019, or, as amended by the Amendment, the Sales Agreement, with JonesTrading Institutional Services LLC and B. Riley Securities, Inc. (f/k/a B. Riley FBR, Inc.), each an Agent and collectively, the Agents, to increase the maximum aggregate offering price of the shares of common stock that we may issue and sell from time to time under the Sales Agreement by $75.0 million. The terms and conditions of the Sales Agreement otherwise remain unchanged. Sales of our common stock through the Agents may be made by any method that is deemed to be an “at the market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. Each Agent has agreed, subject to the terms and conditions of the Sales Agreement, to use its commercially reasonable efforts consistent with its normal trading and sales practices to sell our shares of common stock based upon our instructions. We are not obligated to make any sales of our common stock under the Sales Agreement. Any sales under the Sales Agreement as a result of the increase in the maximum aggregate offering price, or the Additional Shares, will be made pursuant to a prospectus supplement relating to such offering to be filed with the SEC under an existing shelf registration statement, which was declared effective on May 21, 2021 (File No. 333-256096).
The foregoing description of the material terms of the Amendment is qualified in its entirety by reference to the full text of the Sales Agreement, a copy of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference. Wilmer Cutler Pickering Hale and Dorr LLP, our counsel, has issued a legal opinion relating to the Additional Shares. A copy of such legal opinion, including the consent included therein, is attached as Exhibit 5.1 to this Quarterly Report on Form 10-Q.
This Quarterly Report on Form 10-Q shall not constitute an offer to sell or solicitation of an offer to buy these securities, nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities law of such state or jurisdiction.

Item 6.Exhibits

	Description	Incorporated by Reference
Exhibit No.		Form	SEC Filing date	Exhibit Number	Filed with this 10-Q
3.1	Restated Certificate of Incorporation of the Registrant, as amended.	10-Q	7/30/2020	3.1
3.2	Amended and Restated Bylaws of the Registrant.	8-K	3/17/2009	3.1
4.1	Form of Common Stock Certificate.	10-K	3/14/2008	4.1
5.1	Opinion of Wilmer Cutler Pickering Hale and Dorr LLP.				X
10.1	Amendment No. 4 to 2013 Employee Stock Purchase Plan	DEF14A	4/26/2021	Appendix A
10.2
Amendment to Amended and Restated Capital on Demand™ Sales Agreement, dated July 29, 2019, by and among Infinity Pharmaceuticals, Inc. and JonesTrading Institutional Services LLC and B. Riley Securities, Inc. (f/k/a B. Riley FBR, Inc.), dated July 27, 2021
X
23.1	Consent of Wilmer Cutler Pickering Hale and Dorr LLP (contained in Exhibit 5.1 above).				X
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFINITY PHARMACEUTICALS, INC.
Date: July 27, 2021	By:	/s/ Lawrence E. Bloch
Lawrence E. Bloch, M.D., J.D.
President
(Principal Financial Officer & Principal Accounting Officer)