Form 10-Q
period 2021-09-30
INFINITY PHARMACEUTICALS, INC.
filed 2021-11-02
CIK 1113148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on October 26, 2021: 89,015,398

INFINITY PHARMACEUTICALS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021

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
There are a number of important risks and uncertainties that could cause actual results or events to differ materially from those indicated by forward-looking statements made herein. These risks and uncertainties include those inherent in pharmaceutical research and development, such as adverse results in our drug discovery and clinical development activities, decisions made by the U.S. Food and Drug Administration, or FDA, and other regulatory authorities with respect to the development and commercialization of our product candidates, our ability to obtain, maintain and enforce intellectual property rights for our product candidates, our dependence on our alliance partners, our competitive position, our ability to obtain any necessary financing to conduct our planned activities, our ability to implement our strategic plans, our ability to achieve cost-savings benefits from our restructuring and other risk factors described herein. These risks also include the direct and indirect impact of COVID-19 on our business operations and financial results.
We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. Important factors that could cause actual results to differ materially from those in these forward-looking statements include the factors discussed below under the heading “Summary of Risk Factors,” and the risk factors detailed further in Item 1A, “Risk Factors” of Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2020 and, if applicable, those included under Part II, Item 1A of this Quarterly Report on Form 10-Q. Unless required by law, we do not undertake any obligation to update any forward-looking statements.
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

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$90,088	$28,593
Available-for-sale securities	—	5,515
Prepaid expenses and other current assets	1,838	1,912
Total current assets	91,926	36,020
Property and equipment, net	1,361	1,710
Restricted cash, less current portion	158	165
Operating lease right-of-use assets	1,138	1,419
Other assets	32	5
Total assets	$94,615	$39,319
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,805	$2,982
Accrued expenses and other current liabilities	10,546	8,065
Total current liabilities	12,351	11,047
Liabilities related to sale of future royalties, net, less current portion (Note 9)	48,909	28,021
Liability related to sale of future royalties to a related party, net (Note 9)	—	21,559
Operating lease liability, less current portion	1,054	1,436
Other liabilities	157	245
Total liabilities	62,471	62,308
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred Stock, $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common Stock, $0.001 par value; 200,000,000 shares authorized; 88,931,398 and 64,320,244 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	89	64
Additional paid-in capital	831,987	743,269
Accumulated deficit	(799,932)	(766,321)
Accumulated other comprehensive income	—	(1)
Total stockholders’ equity (deficit)	32,144	(22,989)
Total liabilities and stockholders’ equity	$94,615	$39,319
The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Royalty revenue	$428	$496	$1,407	$1,283
Operating expenses:
Research and development	7,073	6,112	23,231	19,582
General and administrative	3,847	2,930	10,911	9,191
Royalty expense (Note 11)	258	299	848	774
Total operating expenses	11,178	9,341	34,990	29,547
Loss from operations	(10,750)	(8,845)	(33,583)	(28,264)
Other income (expense):
Investment and other income (expense)	82	(63)	107	173
Non-cash interest expense (Note 9)	(45)	(38)	(135)	(115)
Non-cash related party interest expense (Note 9)	—	(588)	—	(1,687)
Total other income (expense)	37	(689)	(28)	(1,629)
Net loss	$(10,713)	$(9,534)	$(33,611)	$(29,893)
Basic and diluted loss per common share:	$(0.12)	$(0.16)	$(0.40)	$(0.51)
Basic and diluted weighted average number of common shares outstanding:	88,766,912	60,506,373	84,433,435	58,438,343
Other comprehensive loss:
Net unrealized holding gains (losses) on available-for-sale securities arising during the period	—	(36)	1	(2)
Comprehensive loss	$(10,713)	$(9,570)	$(33,610)	$(29,895)
The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(33,611)	$(29,893)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	360	364
Stock-based compensation	1,973	1,064
Non-cash royalty revenue	(745)	(679)
Non-cash interest expense	135	115
Non-cash related party interest expense	—	1,687
Other, net	(52)	143
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(103)	303
Operating lease right-of-use assets	281	231
Accounts payable, accrued expenses and other liabilities	1,189	(332)
Operating lease liability	(327)	(232)
Net cash used in operating activities	(30,900)	(27,229)
Investing activities
Purchases of property and equipment	(11)	(44)
Purchases of available-for-sale securities	—	(37,474)
Proceeds from maturities of available-for-sale securities	5,500	34,930
Net cash provided by (used in) investing activities	5,489	(2,588)
Financing activities
Proceeds from public offering, net	85,838	—
Proceeds from sale of future royalties to a related party, net	—	19,572
Proceeds from common stock sales facility, net of issuance costs	336	6,483
Proceeds from issuances of common stock, net	575	30
Net cash provided by financing activities	86,749	26,085
Net increase (decrease) in cash, cash equivalents and restricted cash	61,338	(3,732)
Cash, cash equivalents and restricted cash at beginning of period	28,908	22,575
Cash, cash equivalents and restricted cash at end of period	$90,246	$18,843

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$90,088	$18,528
Restricted cash included in prepaid expenses and other current assets	—	150
Restricted cash, less current portion	158	165
Total cash, cash equivalents and restricted cash	$90,246	$18,843

Supplemental schedule of noncash activities
Issuance of common stock for compensation	$—	$444
The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(unaudited)
(in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
Balance at June 30, 2021	88,719,539	$89	$830,670	$(789,219)	$—	$41,540
Exercise of stock options	122,339	—	210	—	—	210
Stock-based compensation expense	—	—	771	—	—	771
Issuance of common stock related to sales facility, net of issuance costs	89,520	—	336			336
Net loss	—	—	—	(10,713)	—	(10,713)
Balance at September 30, 2021	88,931,398	$89	$831,987	$(799,932)	$—	$32,144

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
Balance at June 30, 2020	57,493,567	$57	$734,701	$(746,188)	$46	$(11,384)
Stock-based compensation expense	—	—	344	—	—	344
Issuance of common stock related to sales facility, net of issuance costs	5,647,943	6	6,477	—	—	6,483
Unrealized loss on marketable securities	—	—	—	—	(36)	(36)
Net loss	—	—	—	(9,534)	—	(9,534)
Balance at September 30, 2020	63,141,510	$63	$741,522	$(755,722)	$10	$(14,127)
The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(unaudited)
(in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2020	64,320,244	$64	$743,269	$(766,321)	$(1)	$(22,989)
Exercise of stock options	328,830	1	545	—	—	546
Stock-based compensation expense	—	—	1,973	—	—	1,973
Issuance of common stock related to public offering, net of issuance costs	24,150,000	24	85,814	—	—	85,838
Issuance of common stock related to sales facility, net of issuance costs	89,520	—	336			336
Issuance of common stock, net	42,804	—	50	—	—	50
Unrealized gain on marketable securities	—	—	—	—	1	1
Net loss	—	—	—	(33,611)	—	(33,611)
Balance at September 30, 2021	88,931,398	$89	$831,987	$(799,932)	$—	$32,144

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2019	57,077,550	$57	$733,486	$(725,829)	$12	$7,726
Stock-based compensation expense	—	—	1,064	—	—	1,064
Issuance of common stock related to sales facility, net of issuance costs	5,647,943	6	6,477	—	—	6,483
Issuance of common stock, net	416,017	—	495	—	—	495
Unrealized loss on marketable securities	—	—	—	—	(2)	(2)
Net loss	—	—	—	(29,893)	—	(29,893)
Balance at September 30, 2020	63,141,510	$63	$741,522	$(755,722)	$10	$(14,127)
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
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021.
The information presented in the condensed consolidated financial statements and related footnotes at September 30, 2021, and for the three and nine months ended September 30, 2021 and 2020, is unaudited, and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2020 have been derived from our audited financial statements. For further information, please refer to the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission, or SEC, on March 16, 2021, which we refer to as our 2020 Annual Report on Form 10-K.
Liquidity
As of September 30, 2021, we had cash and cash equivalents of $90.1 million. We have primarily incurred operating losses since inception and have relied on our ability to fund our operations through collaboration and license arrangements or other strategic arrangements, as well as through the sale of stock.
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
We believe that our existing cash and cash equivalents at September 30, 2021 will be adequate to satisfy our forecasted operating needs for at least the next twelve months from the issuance date of these financial statements.
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

	At September 30,
	2021	2020
Stock options	12,942,077	11,057,477
Unvested restricted stock	50,000	—
Warrants (excluded from treasury stock method)	—	1,000,000
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
4. Stock-Based Compensation
Total stock-based compensation expense related to all equity awards for the three and nine months ended September 30, 2021 and 2020 was composed of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Research and development	$278	$100	$594	$274
General and administrative	493	244	1,379	790
Total stock-based compensation expense	$771	$344	$1,973	$1,064
As of September 30, 2021, we had approximately $6.2 million of total unrecognized compensation cost related to unvested common stock options and awards under our Employee Stock Purchase Plan, which is expected to be recognized over a weighted-average period of 2.9 years.

Stock Options
During the nine months ended September 30, 2021, we granted options to purchase 975,040 shares of our common stock at a weighted average fair value of $2.70 per share and a weighted average exercise price of $3.34 per share. During the nine months ended September 30, 2020, we granted options to purchase 3,233,786 shares of our common stock at a weighted average fair value of $0.89 per share and a weighted average exercise price of $1.17 per share. For the three and nine months ended September 30, 2021 and 2020, the fair values were estimated using the Black-Scholes valuation model using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Risk-free interest rate	0.9%	0.4%	0.9%	1.3%
Expected annual dividend yield	—	—	—	—
Expected stock price volatility	106.6%	99.1%	106.3%	98.2%
Expected term of options	6.0 years	6.0 years	5.9 years	5.6 years
5. Cash, Cash Equivalents and Available-for-Sale Securities
The following is a summary of cash, cash equivalents and available-for-sale securities:

	September 30, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$90,088	$—	$—	$90,088
Total cash and cash equivalents	$90,088	$—	$—	$90,088

	December 31, 2020
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$28,593	$—	$—	$28,593
Available-for-sale securities:
U.S. Treasury securities due in one year or less	5,516	—	(1)	5,515
Total available-for-sale securities	5,516	—	(1)	5,515
Total cash, cash equivalents and available-for-sale securities	$34,109	$—	$(1)	$34,108
We evaluated our securities for other-than-temporary impairments based on quantitative and qualitative factors. We did not hold any debt securities at September 30, 2021 that were in an unrealized loss position. As of September 30, 2021, we held no securities in foreign financial institutions.
We had no material realized gains or losses on our available-for-sale securities for the three and nine months ended September 30, 2021 and 2020. There were no other-than-temporary impairments recognized for the three and nine months ended September 30, 2021 and 2020.

6. Fair Value
The following table presents the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash and cash equivalents	$90,088	$—	$—
Total assets	$90,088	$—	$—

Liabilities:
Warrant liability	$—	$—	$108
Total liabilities	$—	$—	$108

	December 31, 2020
	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash and cash equivalents	$28,593	$—	$—
U.S. Treasury securities	—	5,515	—
Total assets	$28,593	$5,515	$—

Liabilities:
Warrant liability	$—	$—	$198
Total liabilities	$—	$—	$198
The fair value of the available-for-sale securities and cash and cash equivalents is based on the following inputs for both U.S. Treasury securities and U.S. government-sponsored enterprise obligations: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including TRACE® reported trades.
There have been no changes to our valuation methods of available-for-sale securities during the nine months ended September 30, 2021. We had no available-for-sale securities that were classified as Level 3 at any point during the nine months ended September 30, 2021 or during the year ended December 31, 2020.
Warrant liability relates to potential future warrants that may be issued. The fair value of the warrant liability on the date of the commitment and on each re-measurement date for those warrants classified as liabilities was estimated using the Monte Carlo simulation model, which involves a series of simulated future stock price paths over the remaining life of the commitment. The fair value is estimated by taking the average of the fair values under each of many Monte Carlo simulations. The fair value estimate is affected by our stock price, as well as estimated future financing needs, including timing and sources of the financing and subjective variables including expected stock price volatility over the remaining life of the commitment and risk-free interest rate. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The fair value of the warrant liability as of September 30, 2021 and December 31, 2020 has been included in other liabilities on our condensed consolidated balance sheet. See Note 9 for further discussion of the accounting for the warrants.
The carrying amounts reflected in the condensed consolidated balance sheets for prepaid expenses and other current assets, other assets, accounts payable and accrued expenses and other current liabilities approximate their fair value due to their short-term maturities.

7. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consisted of the following:

	September 30, 2021	December 31, 2020
	(in thousands)
Prepaid expenses	$1,614	$1,528
Restricted cash, current portion	—	150
Other current assets	224	234
Total prepaid expenses and other current assets	$1,838	$1,912
8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2021	December 31, 2020
	(in thousands)
Accrued clinical and development	$5,590	$3,511
Accrued compensation and benefits	2,208	2,385
Liability related to sale of future royalties, net, current portion	909	848
Operating lease liability, current portion	545	489
Other	1,294	832
Total accrued expenses	$10,546	$8,065
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
The following table shows the activity within the liability account for the nine months ended September 30, 2021:

September 30, 2021
(in thousands)
Liability related to sale of future royalties, net - beginning balance	$28,869
Non-cash royalty revenue	(745)
Non-cash interest expense recognized	115
Liability related to sale of future royalties, net - ending balance	28,239
Less: current portion	(909)
Liability related to sale of future royalties, net, less current portion	$27,330
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
Pursuant to the BVF Funding Agreement, we received a non-refundable payment of $20.0 million, or the Upfront Purchase Price, less certain transaction expenses. We transferred to the Buyer (i) the Royalty, (ii) the PellePharm Agreement (subject to our rights to milestone payments and rights to equity in PellePharm under the PellePharm Agreement), and (iii) certain patent rights established in the BVF Funding Agreement, with (i), (ii), and (iii) together referred to as Transferred Assets. We preserved our rights under the PellePharm Agreement to receive potential regulatory, commercial, and success-based milestone payments. We have the option to terminate the BVF Funding Agreement by purchasing 100% of the outstanding equity interests of the Buyer under specified terms for a specified amount under the BVF Funding Agreement through January 8, 2023. In addition, the BVF Funding Agreement may be terminated by mutual written agreement between us and the Buyer.

We recognized the proceeds received under the BVF Funding Agreement as a related party liability that will be amortized using the effective interest method over the life of the arrangement. We recorded the receipt of the $20.0 million Upfront Purchase Price as a liability, net of debt issuance costs of approximately $0.4 million and warrant liability of $0.3 million. The related party liability has been reclassified to liabilities related to sale of future royalties since Biotechnology Value Fund, L.P. is no longer considered our related party. We are not obligated to repay the proceeds received under the BVF Funding Agreement. In order to determine the amortization of the liability, we are required to estimate the total amount of potential future net royalty payments to be made by PellePharm to the Buyer over the term of the BVF Funding Agreement. The total estimated net royalties to be paid, less the net proceeds received, will be recorded as interest expense over the life of the liability. Interest and debt discount amortization expense is reflected as non-cash related party interest expense as of December 31, 2020 and non-cash interest expense as of September 30, 2021 in our condensed consolidated statements of operations and comprehensive loss. Over the course of the BVF Funding Agreement, the actual interest rate will be affected by the amount and timing of royalty revenue recognized, if any, and changes in forecasted royalty revenue. There are a number of factors that could materially affect the amount and timing of royalty payments from PellePharm, none of which are within our control. On a quarterly basis, we will reassess the effective interest rate and adjust the rate prospectively as needed.
The following table shows the activity within the liability account for the nine months ended September 30, 2021:

September 30, 2021
(in thousands)
Liability related to sale of future royalties, net - beginning balance	$21,559
Non-cash interest expense recognized	20
Liability related to sale of future royalties, net - ending balance	$21,579
For so long as we have not exercised an option to repurchase the Buyer’s equity interest under the BVF Funding Agreement, (a) if, during the 36-month period following the BVF Closing Date, we issue a specified number of shares of our common stock, which we refer to as the Warrant Threshold, and (b) any shares in excess of the Warrant Threshold are issued for consideration to us of less than $3.75 per share (as adjusted for any stock splits, reverse stock splits or other similar recapitalization events), or the Threshold Price, then we are obligated to issue to BVF warrants to purchase a number of shares of our common stock. Such warrants would equal 50% of the number of qualifying shares at an exercise price equal to 1.5 times the price per share of such qualifying shares issued. The requirement to issue warrants to BVF does not apply to certain issuances of our common stock. As of September 30, 2021, the Warrant Threshold has been met and any future qualifying shares of our common stock issued below the Price Threshold will result in warrants to purchase our common stock to be issued to BVF. No warrants have been issued to BVF as of September 30, 2021.
We determined that the commitment to issue warrants represents a freestanding financial instrument and accounted for it as a liability as of the BVF Closing Date. The fair value of the warrant liability was estimated using the Monte Carlo simulation model. The fair value of the warrant liability as of September 30, 2021 has been included in other liabilities on our condensed consolidated balance sheet. We will re-measure the warrant liability at each reporting date. Changes in fair value of the warrant liability are included in investment and other income (expense) in our condensed consolidated statements of operations and comprehensive loss. See Note 6 for further discussions of the fair value of the warrants.
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
Beginning August 1, 2019, or the Rent Commencement Date, the total base rent of the Lease was $47,961 per month and increases by approximately 3% on each anniversary of the Rent Commencement Date until the Expiration Date. In addition to the base rent, we are also responsible for our share of the operating expenses, insurance, real estate taxes and certain capital costs, and we are responsible for utility expenses in the Leased Premises, all in accordance with the terms of the Lease. Pursuant to the terms of the Lease, we provided a security deposit in the form of a letter of credit in the initial amount $300,000, which was reduced to $150,000 during the three months ended September 30, 2021 in accordance with the terms of the Lease. The remaining portion of the security deposit plus the associated bank fee of $7,500 is included on our condensed consolidated balance sheet as restricted cash as of September 30, 2021. The Landlord provided a lease incentive allowance of $0.6 million to fund certain improvements to be made by us to the Leased Premises.

As of September 30, 2021, future minimum lease payments of our operating lease liabilities are approximately $1.8 million.
11. Strategic Agreements
We have worldwide development and commercialization rights to eganelisib, subject to certain obligations to our licensor, Takeda Pharmaceutical Company Limited, or Takeda, as described in more detail below. Additionally, we are obligated to pay Mundipharma International Corporation Limited, or Mundipharma, and Purdue Pharmaceutical Products L.P., or Purdue, a 4% royalty in the aggregate on worldwide net sales of products that were previously subject to our strategic alliance with Mundipharma and Purdue that was terminated in 2012. Such products include eganelisib; duvelisib, the PI3K delta and gamma inhibitor that we licensed to Verastem in 2016, the rights to which Verastem sold to Secura Bio in 2020; and IPI-926, or patidegib, part of the hedgehog inhibitor program we licensed to PellePharm in 2013. We refer to such royalties as Trailing Mundipharma Royalties. After Mundipharma and Purdue have recovered approximately $260.0 million in royalty payments from all products that were previously subject to the strategic alliance, which represents the funding paid to us for research and development services performed by us under this strategic alliance, the Trailing Mundipharma Royalties will be reduced to a 1% royalty on net sales in the United States of such products.
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

Duvelisib
Pursuant to the Takeda Agreement, prior to March 4, 2019, we were obligated to share equally with Takeda all revenue arising from certain qualifying transactions for duvelisib, including the Secura Bio Agreement, subject to certain exceptions including revenue we receive as reimbursement for duvelisib research and development expenses. On March 4, 2019, we entered into the fourth amendment to the Takeda Agreement, or the Takeda Amendment. Pursuant to the Takeda Amendment, Takeda agreed (i) to the sale of certain royalty payments based on worldwide annual net sales of Licensed Products under the Secura Bio Agreement to HCR, (ii) to forego its rights to an equal share of the royalties due from Secura Bio during the term of the HCR Agreement, and (iii) not to seek any payment from HCR with respect to the royalties owed to Takeda. As consideration for the Takeda Amendment, we paid Takeda $6.7 million representing 25% of the $30.0 million in gross proceeds we received from the closing of the HCR Agreement, net of 25% of the expenses incurred by us in connection with the HCR Agreement. In addition, we agreed to pay Takeda 25% of the royalties that would have been payable to us by Secura Bio but for the consummation of the HCR Agreement, which we refer to as the Interim Obligation. During each of the nine months ended September 30, 2021 and 2020, we recognized $0.2 million of Interim Obligation amounts owed to Takeda as royalty expense.
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
12. Stockholders’ Equity
Common Stock Sales Facility
On June 28, 2019, we entered into a Capital on Demand Sales Agreement with JonesTrading Institutional Services LLC, or JonesTrading, and on July 29, 2019 we amended and restated the sales agreement to add B. Riley Securities (f/k/a B. Riley FBR, Inc.), or B. Riley Securities, as a party to the agreement. On July 27, 2021, we entered into an amendment to the agreement to increase the maximum aggregate offering price of the shares of common stock that we may issue and sell from time to time under the agreement by $75.0 million. We refer to the amended and restated sales agreement, as amended, as the ATM Sales Agreement. As of September 30, 2021, we had an aggregate of $86.8 million available for future sales. Pursuant to the ATM Sales Agreement we may offer and sell shares of our common stock from time to time through JonesTrading or B. Riley Securities, each acting as our sales agent. We have agreed to pay commissions to the sales agents for their services in acting as agents in the sale of our common stock in the amount of up to 3.0% of the gross proceeds from sales of our common stock pursuant to the ATM Sales Agreement. Sales of shares of our common stock under the ATM Sales Agreement may be made by any method that is deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. With our prior written approval, JonesTrading or B. Riley Securities may also sell the shares by any other method permitted by law, including in negotiated transactions. We and JonesTrading or B. Riley Securities may suspend or terminate the offering of shares upon notice to the other parties and subject to other conditions. During the three and nine months ended September 30, 2021, we issued and sold 89,520 shares of common stock at a weighted average price per share of $3.83 at-the-market pursuant to the ATM Sales Agreement for $0.3 million in net proceeds. During the three and nine months ended September 30, 2020, we issued and sold 5,647,943 shares of common stock at a weighted average price per share of $1.18 at-the-market pursuant to the ATM Sales Agreement for $6.5 million in net proceeds.
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
Business Overview
We are a clinical-stage innovative biopharmaceutical company dedicated to developing novel medicines for people with cancer. We combine proven scientific expertise with a passion for developing novel small molecule drugs that target disease pathways for potential applications in oncology. We are focused on advancing eganelisib, also known as IPI-549, an orally administered, clinical-stage, immuno-oncology product candidate that reprograms macrophages through selective inhibition of the enzyme phosphoinositide-3-kinase-gamma, or PI3K-gamma. We have retained worldwide development and commercialization rights to eganelisib, and we believe eganelisib is the only selective inhibitor of PI3K-gamma being investigated in clinical trials.
Clinical Development Program
We are conducting the following clinical trials investigating eganelisib in solid tumors:
MARIO-3 (MAcrophage Reprogramming in Immuno-Oncology-3)
MARIO-3 is a multi-arm Phase 2 study designed to evaluate eganelisib in the front-line setting for triple negative breast cancer, or TNBC, and front-line renal cell carcinoma, or RCC. The TNBC cohort is evaluating eganelisib in combination with atezolizumab, an anti-PD-L1 monoclonal antibody also known as Tecentriq®, and nab-paclitaxel, an albumin-bound chemotherapy drug also known as Abraxane®, in approximately 60 patients with unresectable locally advanced or metastatic front-line TNBC. The RCC cohort is evaluating eganelisib in combination with atezolizumab and bevacizumab, also known as Avastin®, in approximately 30 patients with front-line RCC. We entered into a clinical supply agreement with F. Hoffmann-La Roche Ltd., or Roche, under which Roche has agreed to supply atezolizumab and bevacizumab for our use in MARIO-3. In August 2021, Roche voluntarily withdrew its accelerated approval in the United States for atezolizumab in combination with nab-paclitaxel for patients with PD-L1-positive metastatic TNBC after IMpassion131, Roche’s post marketing study evaluating atezolizumab and paclitaxel in TNBC patients, did not meet its primary endpoint. Roche announced that its decision was made in consultation with the U.S. Food and Drug Administration, based on the agency’s assessment of the current metastatic TNBC treatment landscape, and in accordance with the requirements of the accelerated approval program, and was unrelated to efficacy or safety associated with atezolizumab. Roche’s decision does not alter our clinical rationale for MARIO-3, and we do not expect it to have any impact on the conduct of MARIO-3. The combination of atezolizumab and nab-paclitaxel for treatment of patients with PD-L1 positive metastatic TNBC remains approved in multiple countries outside of the U.S.
In October 2021, Bristol Myers Squibb, or BMS, announced worldwide manufacturing-related constraints to the supply of nab-paclitaxel, which we use in the TNBC cohort of MARIO-3. BMS has stated that current inventory and distribution are being allocated by BMS to minimize potential impact to patient supply, and BMS has also indicated that at this time it anticipates limited supply and temporary allocations. We are actively working with BMS and our supply and distribution partners to identify and mitigate any potential impact this shortage may have on MARIO-3. We expect our current supply of nab-paclitaxel, orders for which are placed on a rolling basis, to last into the first quarter of 2022, and BMS intends to provide an update regarding the duration of supply constraints in mid-November 2021. For further discussion regarding risks related to the nab-paclitaxel shortage, please refer to the risk factor entitled “We are dependent on the success of eganelisib, our only product candidate, which remains subject to clinical testing and regulatory approval. If we are unable to initiate or complete clinical development of, obtain marketing approval for or successfully commercialize eganelisib, either alone or with a collaborator, or if we experience significant delays in doing so, our business could be substantially harmed,” found in Item 1A, “Risk Factors,” to this Form 10-Q.

On July 27, 2021, we presented updated data from the TNBC cohort of MARIO-3. As of the June 26, 2021 data cutoff date, 43 patients were enrolled in the study with 38 patients evaluable for efficacy. We refer to patients with tumors that test negative for a protein called programmed-death ligand 1, or PD-L1, at baseline as “PD-L1(-) patients” and those with tumors that test positive for PD-L1 at baseline as “PD-L1(+) patients.” The MARIO-3 data include the following findings:
•86.8% (33/38) of evaluable patients demonstrated tumor reduction.
•Disease control rate (DCR)
◦78.2% (18/23) DCR in PD-L1(-) patients: complete response (CR) 0% (0/23), partial response (PR) 47.8% (11/23), stable disease (SD) 30.4% (7/23).
◦91.7% (11/12) DCR in PD-L1(+) patients: CR 16.7% (2/12), PR 50% (6/12), SD 25% (3/12).
◦84.2% (32/38) DCR in all evaluable patients: CR 5.3% (2/38), PR 50% (19/38), SD 28.9% (11/38).
•Preliminary progression free survival (PFS)
◦In PD-L1(-) patients, PFS was extended as compared to benchmark data for atezolizumab and nab-paclitaxel alone, increasing from 5.6 months to 7.3 months (3.5, NA).
◦In PD-L1(+) patients, PFS was extended as compared to benchmark data for atezolizumab and nab-paclitaxel alone, increasing from 7.5 to 11.2 months (5.3, 11.2).
MARIO-3 did not demonstrate any new or additive safety signals compared to benchmark trials. The most common treatment emergent adverse events (TEAEs), all causality, were nausea (51.2%), fatigue (48.8%), alopecia (32.6%), diarrhea (32.6%), rash maculo-papular (30.2%), increased ALT (27.9%, one Grade 4, no Grade 5), and increased AST (25.6%, one Grade 4, no Grade 5). No Hy’s Law or Grade 5 AEs were reported, and only one patient permanently discontinued study treatment due to an elevated liver function test. “Hy’s Law” describes a set of criteria that, when present, indicate that a patient is experiencing a drug-induced liver injury with a 10% to 50% chance of mortality or need for a liver transplant.
Quantification across 11 paired tumor biopsies showed increased immune activation and decreased immune suppression including an increase in CD8+ T cells, activated T cells, and anti-tumor M1 macrophages and a decrease in tumor cells and pro-tumor M2 macrophages, resulting in an increase in the M1:M2 ratio.
Analyses of paired tumor biopsy data of the eight PD-L1(-) patients showed that five patients converted to PD-L1(+) status two months after treatment and the other three patients showed increased PD-L1 expression. None of these eight PD-L1(-) patients experienced disease progression.
We expect to present updated safety and efficacy data from the MARIO-3 TNBC cohort at the San Antonio Breast Cancer Symposium (SABCS) Annual Meeting, December 7-10, 2021, and are on track to enroll approximately 60 patients by year end.
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
On July 27, 2021, we presented updated data from MARIO-275. The data from the 49 patients enrolled in the trial include the following findings:
•Median overall survival (mOS) in the intent to treat population was 15.4 months (6.2, NE) on the eganelisib plus nivolumab combination arm as compared to 7.9 months (2.3, NE) on the control arm of nivolumab alone with a hazard ratio (HR) 0.62 (0.28, 1.36), reflecting a 38% lower probability of death.
◦In a one-year landmark analysis of the ITT population, 59% of patients in the nivolumab combination were alive, compared to 32% in the nivolumab control arm.
•The mOS in PD-L1(-) patients was 15.4 months (4.7, NE) on the eganelisib plus nivolumab arm versus 7.9 months (1.9, NE) on the nivolumab control arm with an HR 0.60 (0.21, 1.71), reflecting a 40% lower probability of death.
◦In a one-year landmark analysis of patients with PD-L1(-) tumors, 54% on the eganelisib plus nivolumab combination remained alive, compared to 17% in the nivolumab control arm.

The combination of eganelisib and nivolumab was generally well tolerated at the 30 mg once daily dose. The most common TEAEs across all doses, all causality, were pyrexia (33.3%), decreased appetite (30.3%), pruritus (27.3%), asthenia (27.3%), rash (27.3%), disease progression (27.3%) and increased alanine aminotransferase (24.2%); and the most common ≥Grade 3 TEAEs across all doses, all causality, were disease progression (27.3%), anemia (12.1%), and hepatic AEs including hepatotoxicity (15.2%), increased ALT (12.1%), and increased AST (12.1%) with no Hy’s Law. No Grade 5 AEs were reported.
Gene expression studies from peripheral blood, followed by gene set enrichment analysis using Hallmark gene signature sets, show the pro-inflammatory interferon gamma and interferon alpha pathways were the most significantly enriched pathways in the combination arm when comparing Day 15 to baseline, regardless of baseline PD-L1 status, with higher enrichment scores and lower p values than on the control arm. This data is consistent with eganelisib’s mechanism of action, which decreases immune suppression and increases immune activation.
On February 11, 2021, we presented data from MARIO-275 at the American Society of Clinical Oncology Genitourinary Cancers Symposium, or ASCO GU. The greatest benefit of the combination of eganelisib and nivolumab was observed in the patient population (n=23) with tumors expressing low levels of PD-L1, with improvement over nivolumab monotherapy (n=7) in ORR (26% vs. 14%); DCR (57% vs. 14%); and best responses of CR (9% vs. 0%) and SD (30% vs. 0%). Of patients with PD-L1 low tumors in the combination arm, 58% (11 of 19) achieved a reduction in tumor burden, compared to 17% (1 of 6) in the nivolumab plus placebo arm. Additionally, patients with PD-L1 low tumors demonstrated an extended PFS, with a hazard ratio of 0.54, which reflects a 46% reduction in probability of disease progression (median PFS of 9.1 weeks on combination arm versus 7.9 weeks on the nivolumab plus placebo arm).
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
We are continuing to evaluate enrollment trends in our studies as well as the impact of COVID-19 on our clinical programs. Patients enrolled on MARIO-275, MARIO-3 and MARIO-1 have continued treatment and study visits with limited disruption to date, and we are working closely with trial sites to support the continued treatment of patients in compliance with study protocols. New patient screening and enrollment are being assessed on a case-by-case basis and are ongoing for the TNBC cohort in MARIO-3. Although there is a severe worldwide shortage of the BMS drug nab-paclitaxel, which we use in combination with eganelisib and atezolizumab to treat MARIO-3 patients, this shortage is unrelated to COVID-19, and there are no anticipated disruptions to drug supply due to COVID-19. The safety and well-being of our employees remains a top priority, and we are working to mitigate risk while minimizing disruptions through our work-from-home policy. We believe we are well suited to operate remotely as a clinically focused company.
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
There have been no material changes to our critical accounting policies during the nine months ended September 30, 2021. Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2020 Annual Report on Form 10-K for a discussion of our critical accounting policies and significant judgments and estimates.
Results of Operations
The following table summarizes our results of operations for each of the three and nine months ended September 30, 2021 and 2020, together with the change in these items in dollars and as a percentage:

	Three Months Ended September 30,		$ Change	% Change
	2021	2020
	(in thousands)
Royalty revenue	$428	$496	$(68)	(14)%
Research and development expense	7,073	6,112	961	16%
General and administrative expense	3,847	2,930	917	31%
Royalty expense	258	299	(41)	(14)%
Investment and other income (expense)	82	(63)	145	(230)%
Non-cash interest expense	(45)	(38)	(7)	18%
Non-cash related party interest expense	—	(588)	588	(100)%
Net loss	(10,713)	(9,534)	(1,179)	12%

	Nine Months Ended September 30,		$ Change	% Change
	2021	2020
	(in thousands)
Royalty revenue	$1,407	$1,283	$124	10%
Research and development expense	23,231	19,582	3,649	19%
General and administrative expense	10,911	9,191	1,720	19%
Royalty expense	848	774	74	10%
Investment and other income (expense)	107	173	(66)	(38)%
Non-cash interest expense	(135)	(115)	(20)	17%
Non-cash related party interest expense	—	(1,687)	1,687	(100)%
Net loss	(33,611)	(29,893)	(3,718)	12%
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
Research and Development Expense
Research and development expense increased for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 due to an increase in compensation and recruiting expenses of $0.7 million due primarily to new hires during the period and an increase in clinical development expenses for eganelisib of $0.1 million. Research and development expense increased for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 due to an increase in clinical and development expenses for eganelisib of $2.2 million, an increase in consulting expense of $0.6 million to support continued development of eganelisib and an increase in compensation expense of $0.6 million due primarily to new hires during the period.
We track and accumulate expenses by major program. These expenses primarily relate to payroll and related expenses for personnel working on our programs, process development and manufacturing, preclinical toxicology studies, clinical trial costs and allocated costs of facilities. During the three months ended September 30, 2021 and 2020, we estimated that we incurred $7.1 million and $6.1 million, respectively, on eganelisib. During the nine months ended September 30, 2021 and 2020, we estimated that we incurred $23.2 million and $19.6 million, respectively, on eganelisib.
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
•the cost and availability of combination and comparator drugs, such as the current global shortage of the MARIO-3 combination drug nab-paclitaxel, which could affect the MARIO-3 study if the shortage persists;
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
General and Administrative Expense
General and administrative expense increased for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 due to an increase of $0.4 million in consulting, $0.3 million in professional services and $0.2 million in stock compensation. General and administrative expense increased for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 due to an increase of $0.8 million in consulting, $0.6 million in stock compensation and $0.3 million in professional services.
Royalty Expense
Royalty expense for both periods is related to royalties paid to Mundipharma, Purdue and Takeda on net sales of duvelisib by Secura Bio and Verastem.
Investment and Other Income (Expense)
Investment and other income increased for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 primarily as a result of a decrease in the fair value of the warrant liability. Investment and other income decreased for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 primarily as a result of lower yields on our cash and investments.
Non-cash Interest Expense
Non-cash interest expense for the three and nine months ended September 30, 2021 was the result of the sale of future royalties in relation to the HCR Agreement and BVF Funding Agreement, which we recognized as liabilities that are being amortized using the effective interest method over the life of the arrangements (see Note 9 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). Non-cash interest expense for the three and nine months ended September 30, 2020 was the result of the sale of future royalties in relation to the HCR Agreement. Over the course of the arrangements, the non-cash interest expense will be affected by the amount and timing of estimated royalty revenue, if any. We reassess the effective interest rate on a quarterly basis and adjust the rate prospectively as needed.
Non-cash Related Party Interest Expense
Non-cash related party interest expense for the three and nine months ended September 30, 2020 was the result of the sale of future royalties in relation to the BVF Funding Agreement. Effective February 17, 2021, Biotechnology Value Fund, L.P. is no longer considered our related party. As a result, we have reclassed interest expense for the three and nine months ended September 30, 2021 as non-cash interest expense.
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

The following table summarizes the components of our financial condition:

	September 30, 2021	December 31, 2020
	(in thousands)
Cash, cash equivalents and available-for-sale securities	$90,088	$34,108
Working capital	79,575	24,973

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Cash provided by (used in):
Operating activities	$(30,900)	$(27,229)
Investing activities	5,489	(2,588)
Financing activities	86,749	26,085

Cash Flows
For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, our cash used in operating activities increased primarily due to increased operating expenses as we continue clinical development of eganelisib. Our cash used in operating activities in future periods may vary significantly.
Net cash provided by investing activities increased during the nine months ended September 30, 2021 primarily due to net proceeds from maturities of available-for-sale securities of $5.5 million as compared to net purchases of available-for-sale securities of $2.5 million for the nine months ended September 30, 2020.
Net cash provided by financing activities for the nine months ended September 30, 2021 was due to $85.8 million in net proceeds from our public offering in February 2021. Net cash provided by financing activities for the nine months ended September 30, 2020 included $19.6 million in net proceeds from the sale of future royalties due to us from BVF (see Note 9 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) and $6.5 million in net proceeds from our at-the-market facility.
Operating Capital Requirements
As of September 30, 2021, we had cash and cash equivalents of $90.1 million. We believe that our existing cash and cash equivalents at September 30, 2021 will be adequate to satisfy our capital needs for at least the next twelve months from the issuance date of the financial statements included in this Quarterly Report on Form 10-Q based on our current operational plans. We expect to continue to spend significant resources to fund the development and potential commercialization of eganelisib and to incur significant operating losses for the foreseeable future.
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
Equity Offerings
On June 28, 2019, we entered into a Capital on Demand Sales Agreement with JonesTrading Institutional Services LLC, or JonesTrading, and on July 29, 2019 we amended and restated the sales agreement to add B. Riley Securities (f/k/a B. Riley FBR, Inc.), or B. Riley Securities, as a party to the agreement. On July 27, 2021, we entered into an amendment to the agreement to increase the maximum aggregate offering price of the shares of common stock that we may issue and sell from time to time under the agreement by $75.0 million. We refer to the amended and restated sales agreement, as amended, as the ATM Sales Agreement. As of September 30, 2021, we had an aggregate of $86.8 million available for future sales. Pursuant to the ATM Sales Agreement we may offer and sell shares of our common stock from time to time through JonesTrading or B. Riley Securities, each acting as our sales agent. We have agreed to pay commissions to the sales agents for their services in acting as agents in the sale of our common stock in the amount of up to 3.0% of the gross proceeds from sales of our common stock pursuant to the ATM Sales Agreement. Sales of shares of our common stock under the ATM Sales Agreement may be made by any method that is deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. With our prior written approval, JonesTrading or B. Riley Securities may also sell the shares by any other method permitted by law, including in negotiated transactions. We and JonesTrading or B. Riley Securities may suspend or terminate the offering of shares upon notice to the other parties and subject to other conditions. During the three and nine months ended September 30, 2021, we issued and sold 89,520 shares of common stock at a weighted average price per share of $3.83 at-the-market pursuant to the ATM Sales Agreement for $0.3 million in net proceeds. During the three and nine months ended September 30, 2020, we issued and sold 5,647,943 shares of common stock at a weighted average price per share of $1.18 at-the-market pursuant to the ATM Sales Agreement for $6.5 million in net proceeds.
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

Item 4.Controls and Procedures
Our management, with the participation of our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our principal executive and financial officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1A.Risk Factors
For a detailed discussion of our potential risks or uncertainties, please see the sections entitled “Summary of Risk Factors” and “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which we refer to as our 2020 Annual Report, as well as in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report on Form 10-Q. The risk factor set forth below represents a material change to the similarly titled risk factor included in the section entitled “Risk Factors” in our 2020 Annual Report.
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
We cannot predict whether we will encounter problems with any of our ongoing or planned clinical trials that will cause us or regulatory authorities to delay, suspend, or discontinue clinical trials or to delay the analysis of data from ongoing clinical trials. Moreover, we, or any collaborators, may experience any of a number of possible unforeseen adverse events in connection with clinical trials, many of which are beyond our control, including:

•inadequate supply, delays in distribution or deficient quality of, or inability to purchase or manufacture drug product, combination drugs, comparator drugs or other materials necessary to conduct our or any collaborators’ clinical trials. For example, BMS is currently experiencing a global manufacturing-related supply shortage of nab-paclitaxel, or Abraxane®, a drug used in the MARIO-3 combination study of patients with unresectable locally advanced or metastatic front-line TNBC. BMS has stated that current inventory and distribution are being allocated by BMS to minimize potential impact to patient supply, and BMS has also indicated that at this time it anticipates limited supply and temporary allocations. We expect our current supply of nab-paclitaxel, orders for which are placed on a rolling basis, to last into the first quarter of 2022, and BMS intends to provide an update regarding the duration of supply constraints in mid-November 2021;
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
•comparator or combination drugs, or components or ingredients thereof or conducting clinical trials on our behalf or on behalf of any collaborators, to comply with regulatory requirements or meet their contractual obligations to us or any collaborators in a timely manner or at all;
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
•insufficient or inadequate supply or quality of raw materials, manufactured product candidates, combination or comparator drugs, such as the current global shortage of our MARIO-3 comparator, nab-paclitaxel, or other materials necessary to conduct clinical trials of eganelisib, or the inability to acquire such materials at acceptable cost, which may result in interruptions in supply;
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
•outcomes of third party trials of drugs and drug candidates that we also use in our combination trials, such as Roche’s decision to voluntarily withdraw its accelerated approval in the United States for atezolizumab in combination with nab-paclitaxel for patients with PD-L1-positive metastatic TNBC after IMpassion131, Roche’s post marketing study evaluating atezolizumab and paclitaxel in TNBC patients, did not meet its primary endpoint; and

•any restrictions on, or post-approval commitments with regard to, any regulatory approval we ultimately obtain that render the product candidate not commercially viable.
The delay, suspension or discontinuation of any of our or any collaborators’ clinical trials, or a delay in the analysis of clinical data for eganelisib, for any of the foregoing reasons, could adversely affect our ability to obtain regulatory approval for and to commercialize eganelisib, increase our operating expenses and have a material adverse effect on our financial results. In particular, if the shortage of nab-paclitaxel described above persists:
•we may not have enough supply of nab-paclitaxel to further enroll or maintain patients in MARIO-3;
•we may incur increased supply and distribution costs related to the procurement of alternative supply sources; and
•if we receive adequate but delayed supply, we could experience delays in the treatment of patients in MARIO-3 or increased operating expenses related to the cost of expedited shipping, labeling, and distribution services.
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

Item 6.Exhibits

	Description	Incorporated by Reference
Exhibit No.		Form	SEC Filing date	Exhibit Number	Filed with this 10-Q
3.1	Restated Certificate of Incorporation of the Registrant, as amended.	10-Q	7/30/2020	3.1
3.2	Amended and Restated Bylaws of the Registrant.	8-K	3/17/2009	3.1
4.1	Form of Common Stock Certificate.	10-K	3/14/2008	4.1
10.1*	Offer Letter between the Registrant and Stephane Peluso, Ph.D., dated July 12, 2021.				X
10.2*	Offer Letter between the Registrant and Robert Ilaria, Jr., M.D., dated August 11, 2021.				X
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X
*Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFINITY PHARMACEUTICALS, INC.
Date: November 2, 2021	By:	/s/ Lawrence E. Bloch
Lawrence E. Bloch, M.D., J.D.
President
(Principal Financial Officer & Principal Accounting Officer)