Form 10-K
period 2021-12-31
INFINITY PHARMACEUTICALS, INC.
filed 2022-03-29
CIK 1113148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the register public accounting firm that prepared or issued its audit report.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2021 was $259,501,798 based on the last reported sale price of the registrant’s Common Stock on the Nasdaq Global Select Market on that date.
Number of shares outstanding of the registrant’s Common Stock as of March 25, 2022: 89,155,311
Documents incorporated by reference:
Portions of our definitive proxy statement to be filed with the Securities and Exchange Commission no later than April 30, 2022 in connection with our 2022 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Information
The following discussion of our financial condition and results of operations contained in this Annual Report on Form 10-K should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. Some of the information contained in this discussion and analysis and set forth elsewhere in this report, including information with respect to our plans and strategies for our business, the possible achievement of clinical development goals and milestones in 2022 and beyond, our future development efforts, our collaborations, and our future operating results and financial position, includes forward-looking statements that involve risks and uncertainties. We often use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and other words and terms of similar meaning to help identify forward-looking statements, although not all forward-looking statements contain these identifying words. You also can identify these forward-looking statements by the fact that they do not relate strictly to historical or current facts. There are a number of important risks and uncertainties that could cause actual results or events to differ materially from those indicated by forward-looking statements made herein. These risks and uncertainties include those inherent in pharmaceutical research and development, such as adverse results in our drug development activities, decisions made by the U.S. Food and Drug Administration, or FDA, and other regulatory authorities with respect to the development and commercialization of our product candidates, our ability to obtain, maintain and enforce intellectual property rights for our product candidates, our dependence on our alliance partners, competition, our ability to obtain any necessary financing to conduct our planned activities and other risk factors described herein. We have included important factors in the cautionary statements included in this Annual Report on Form 10-K, particularly the factors discussed below under the heading “Risk Factor Summary,” and the risk factors detailed further in Part I, Item 1A, “Risk Factors,” that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Unless required by law, we do not undertake any obligation to update any forward-looking statements.
Market and Industry Data
Unless otherwise indicated, information contained in this Annual Report on Form 10-K concerning our industry and the markets in which we operate, including our general expectations, market position and market opportunity, is based on our management’s estimates and research, as well as industry and general publications and research, surveys and studies conducted by third parties. We believe that the information from these third-party publications, research, surveys and studies included in this report is reliable. Management’s estimates are derived from publicly available information, their knowledge of our industry and their assumptions based on such information and knowledge, which we believe to be reasonable. This data involves a number of assumptions and limitations which are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in “Risk Factors” in Part I, Item 1A of this of this Annual Report on Form 10-K. These and other factors could cause our future performance to differ materially from our assumptions and estimates.
Summary of Risk Factors
The risk factors described below are a summary of the principal risk factors associated with an investment in us. These are not the only risks we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. You should carefully consider these risk factors, together with the risk factors set forth in “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K and the other reports and documents filed by us with the U.S. Securities and Exchange Commission, or the SEC. If any of the following risks occur, our business, financial condition, and results of operations and future growth prospects could be materially and adversely affected, and the actual outcomes of matters as to which forward-looking statements are made in this report could be materially different from those anticipated in such forward-looking statements.
•We will need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate the development of eganelisib or future efforts to commercialize eganelisib, including the potential initiation of two new clinical trials in 2022. We cannot provide assurances that our estimates regarding expenses, future revenue, capital requirements and needs for additional financing are accurate.
•We have a history of operating losses, expect to incur significant and increasing operating losses in the future, and may never become profitable, or if we become profitable, we may not remain profitable.
•We cannot provide assurances that our plans with respect to our ongoing and potential future clinical trials for our product candidates will succeed, including the timing of these trials and of the anticipated results.

•We are dependent on the success of eganelisib. If we are unable to complete the clinical development of, obtain marketing approval for, or successfully commercialize eganelisib, either alone or with a collaborator, or if we experience significant delays in doing so, our business could be substantially harmed.
•If clinical trials of eganelisib fail to satisfactorily demonstrate safety and efficacy to the FDA and other regulators, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of eganelisib.
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
PART I
Item 1. Business
Business Overview
We are a clinical-stage innovative biopharmaceutical company dedicated to developing novel medicines for people with cancer. We combine proven scientific expertise with a passion for developing novel small molecule drugs that target disease pathways for potential applications in oncology. We are focused on advancing eganelisib, also known as IPI-549, an orally administered, clinical-stage, immuno-oncology product candidate that reprograms macrophages through selective inhibition of the enzyme phosphoinositide-3-kinase-gamma, or PI3K-gamma. We have worldwide development and commercialization rights to eganelisib.
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

Cancer cells arise from normal cells that have changed in a way that allows them to grow in an unregulated manner. Cancer cells are not always recognized by the body’s immune system as foreign cells that should be destroyed. However, even if cancer cells are recognized by the immune system, both normal homeostatic and cancer cell-induced mechanisms exist to dampen this immune response, including upregulation of “checkpoint proteins,” such as programmed death receptor 1, or PD-1, on T cells and programmed-death ligand 1, or PD-L1, on tumor and immune cells. Additionally, in solid tumors there exists a tumor microenvironment, or TME, which refers to the non-cancerous cells present in the tumor. Cells within the TME, including macrophages, can suppress the body’s immune response and provide signals to cancer cells that facilitate tumor growth. The presence of the pro-tumor, immunosuppressive TME is thought to be one reason why some cancer therapies, including checkpoint inhibitors, have shown limited efficacy and durability to date. PI3K-gamma expression is restricted to the myeloid cell compartment within the TME, including tumor-associated macrophages and myeloid-derived suppressor cells, or MDSCs, where it plays a key role in maintaining the immunosuppressive function of these cells. Targeting these pro-tumor, immunosuppressive cells represents an emerging approach within the field of cancer immunotherapy, and inhibition of PI3K-gamma by eganelisib represents a novel approach to targeting this immunosuppressive microenvironment that has the potential to be nonredundant and complementary to current approaches such as checkpoint inhibitor therapy.
Anti-Tumor Activity of Eganelisib in Preclinical Models
Our preclinical research has demonstrated that blockade of PI3K-gamma by treatment with eganelisib leads to a shift in the type of macrophages present in the TME from pro-tumor, immunosuppressive macrophages, known as M2 macrophages, to anti-tumor, immune activating macrophages, known as M1 macrophages. In preclinical studies, treatment with eganelisib in tumor models was shown to increase the ratio of M1 to M2 macrophages, the number of T cells that attack the tumor, and the production of pro-inflammatory, anti-tumor cytokines. The body’s natural defense to prevent an over-active immune response involves upregulation of checkpoint proteins, including the upregulation of PD-L1 in response to T cell dependent interferon-gamma signaling. Preclinical data has shown that blocking the PD-1/PD-L1 axis with a checkpoint inhibitor in combination with eganelisib both expanded the number of anti-tumor T cells and enhanced the anti-tumor activity of expanded T cells in preclinical models.

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
Overcoming Resistance to Checkpoint Inhibition

In recent years, checkpoint inhibitors, or CPIs, have shown promising results as a treatment for multiple types of cancer, but most patients do not respond, and most who do respond eventually become resistant to and require treatment with an additional therapy. Our preclinical studies in a number of tumor models demonstrated that resistance to checkpoint inhibition is associated with increased numbers of tumor-associated macrophages (TAMs) and is directly mediated by the immunosuppressive activity of these macrophages on T cells. Furthermore, the data demonstrated that inhibition of PI3K-gamma by eganelisib reprogrammed macrophages to a less immunosuppressive state, enhanced anti-tumor cytotoxic T cell activity, and restored sensitivity to checkpoint inhibitors. These data demonstrated that eganelisib treatment was able to reverse the lack of response to checkpoint inhibitors in models that were refractory to checkpoint inhibitor therapy due to the presence of enhanced numbers of immunosuppressive macrophage.
2022 Eganelisib Development Strategy: Advancing and Expanding MARIO Clinical Development Program
Building on data from our MARIO-3 (MAcrophage Reprogramming in Immuno-Oncology-3, or MARIO-3), MARIO-275, and MARIO-1 studies, described in more detail below, we expect to initiate two new studies in 2022. We are planning a randomized, double-blind, registration study in front-line metastatic triple-negative breast cancer, or mTNBC, which we refer to as MARIO-4. For the patients with tumors that test negative for programmed-death ligand 1, or PD-L1-negative patients, in the future MARIO-4 study, eganelisib in combination with chemotherapy and a checkpoint inhibitor (the eganelisib triplet) will be evaluated against chemotherapy. In the PD-L1-positive patients, the eganelisib triplet will be evaluated against the combination of chemotherapy and a checkpoint inhibitor. We expect MARIO-4 to include endpoints of progression-free survival (PFS) and overall survival (OS). Pending feedback from a MARIO-3 end-of-Phase 2 meeting with global regulatory authorities, we will finalize the MARIO-4 trial design. We also expect to initiate MARIO-P, a platform study to evaluate the clinical benefit of eganelisib in additional solid tumor indications, on a rolling basis in the third quarter of 2022.
Eganelisib Clinical Development Program
MARIO-3 (MAcrophage Reprogramming in Immuno-Oncology-3)
MARIO-3 is a multi-arm Phase 2 study designed to evaluate eganelisib in the front-line treatment for both metastatic triple negative breast cancer, or TNBC, and renal cell carcinoma, or RCC. The TNBC cohort is evaluating eganelisib in combination with atezolizumab, an anti-PD-L1 monoclonal antibody also known as Tecentriq®, and nab-paclitaxel, an albumin-bound chemotherapy drug also known as Abraxane®, in approximately 60 patients with unresectable locally advanced or metastatic TNBC. The RCC cohort is evaluating eganelisib in combination with atezolizumab and bevacizumab, also known as Avastin®, in approximately 30 patients with RCC. Using the same cutoff standard used in the F. Hoffmann-La Roche Ltd., or Roche, benchmark IMpassion130 study for PD-L1, we refer to patients with tumors that test below 1% PD-L1 at baseline as “PD-L1(-) patients” and those with tumors that test equal to or greater than 1% as “PD-L1(+) patients.” We entered into clinical supply agreements with Roche, under which Roche has agreed to supply atezolizumab and bevacizumab for our use in MARIO-3. In August 2021, Roche voluntarily withdrew its accelerated approval in the United States for atezolizumab in combination with nab-paclitaxel for patients with PD-L1(+) metastatic TNBC after IMpassion131, Roche’s post marketing study evaluating atezolizumab and paclitaxel in TNBC patients, did not meet its primary endpoint. Roche announced that its decision was made in consultation with the FDA, based on the agency’s assessment of the current metastatic TNBC treatment landscape, and in accordance with the requirements of the accelerated approval program, and was unrelated to efficacy or safety associated with atezolizumab. Roche’s decision does not alter our clinical rationale for MARIO-3, and we do not expect it to have any impact on the conduct of MARIO-3. The combination of atezolizumab and nab-paclitaxel for treatment of patients with PD-L1(+) metastatic TNBC remains approved in multiple countries outside of the U.S.
On December 10, 2021, we presented data at the 2021 San Antonio Breast Cancer Symposium, or SABCS, from the TNBC cohort of MARIO-3 study. As of the October 2, 2021 data cutoff date for the presentation, we had enrolled 44 evaluable patients and 50 patients total, with a median duration of follow up of 9.9 months. The MARIO-3 data presented at SABCS and an investor event following SABCS include the following findings:
•Of evaluable patients, tumor reduction was observed in 92.8% of patients with PD-L1(+) tumors and 85.2% of patients with PD-L1(-) tumors
•Disease control rate (DCR)
◦92.8% (13/14) DCR in patients with PD-L1(+) tumors, complete response (CR) 14.3% (2/14), partial response (PR) 57.1% (8/14), stable disease (SD) 21.4% (3/14)
◦81.4% (22/27) DCR in patients with PD-L1(-) tumors, CR 0% (0/27), PR 48.1% (13/27), SD 33.3% (9/27)
•Progression free survival (PFS)
◦In patients with PD-L1(+) tumors, median PFS in MARIO-3 was 11.0 months, a 47% improvement in median PFS compared to the 7.5 months reported for the atezolizumab and nab-paclitaxel doublet in IMpassion130
◦In patients with PD-L1(-) tumors, median PFS in MARIO-3 was 7.3 months, a 30% improvement compared to the 5.6 months reported for the atezolizumab and nab-paclitaxel doublet in IMpassion130
•67% of the PD-L1(-) patients who reached the median PFS of 7.3 months remained on treatment

MARIO-3 TNBC Cohort: Best Percent Change in Target Lesion from Baseline
Cit: Soliman H. et al. 2021 San Antonio Breast Cancer Symposium.
MARIO-3 did not demonstrate any new safety signals compared to benchmark trials, and its safety profile was consistent with expectations for the three component drugs. The most common Grade 3 or higher treatment-related treatment emergent adverse events (TEAEs) were hepatic adverse events (AEs) (18%); neutropenia AEs (16%); skin AEs (12%); fatigue, diarrhea and peripheral sensory neuropathy (6% each); and vomiting and weight decreased (2% each). Seven patients (14%) discontinued treatment for treatment-related TEAEs and nine patients (18%) had treatment-related serious AEs. There was one Grade 4 and no Grade 5 treatment-related TEAEs.
Translational data presented at SABCS are supportive of eganelisib’s immune modulation mechanism. Quantification across 11 paired tumor biopsies showing increased immune activation and decreased immune suppression, including an increase in CD8+ T cells, activated T cells, and anti-tumor M1 macrophages and a decrease in tumor cells and pro-tumor M2 macrophages resulting in an increase in the M1:M2 ratio. Further, paired tumor biopsy data show that treatment with eganelisib combination for two months led to increased expression of PD-L1 in 5 of 8 patients with PD-L1(-) tumors at baseline, reaching levels above the 1% PD-L1 cutoff of the standard PD-L1 biomarker assay used in MARIO-3 and the benchmark IMpassion130 study. PD-L1 expression also increased in the three patients with PD-L1(+) tumors.
MARIO-3 TNBC Cohort: Increased PD-L1 Expression in Paired Tumor Biopsies
Cit: Soliman H. et al. 2021 San Antonio Breast Cancer Symposium.
We expect to provide updated data from the MARIO-3 TNBC cohort in the second half of 2022.
The second MARIO-3 cohort is evaluating eganelisib in combination with atezolizumab and bevacizumab, also known as Avastin®, in up to 30 patients with front-line RCC. Enrollment has been completed in the RCC cohort and we expect to present data from the RCC cohort in the second half of 2022.
The Unmet Needs of Patients with Triple Negative Breast Cancer
There were estimated to be 281,550 new cases of breast cancer in 2021. Compared to other breast cancer subtypes, TNBC, which is so named because the cancer cells lack estrogen and progesterone receptors and do not make much of the protein called human epidermal growth factor receptor 2, or HER2, is aggressive and TNBC patients have limited treatment options. TNBC accounts for up to 15% of all breast cancer in women, and the 5-year survival rate of metastatic TNBC patients is only 12.2%. Available therapies for advanced front-line TNBC offer limited efficacy, particularly in PD-L1(-) patients.
MARIO-275
MARIO-275 is our global, randomized, placebo-controlled Phase 2 study evaluating the effect of adding eganelisib to nivolumab, also known as Opdivo®, in checkpoint-naïve advanced urothelial cancer, or UC, patients whose cancer has progressed or recurred following treatment with platinum-based chemotherapy. Nivolumab is an immune checkpoint inhibitor therapy commercialized by Bristol Myers Squibb Company, or BMS, that targets programmed death receptor 1, or PD-1, a checkpoint protein that helps regulate the body’s immune system. We presented MARIO-275 data at the American Society of Clinical Oncology Genitourinary Cancers Symposium, or ASCO GU, in February 2021, and presented updates on overall survival data in July 2021 and January 2022. The data from the 49 patients enrolled in the trial include the following findings:
•Median overall survival (mOS) in the intent to treat population as of July 2021 was 15.4 months (6.2, NE) on the eganelisib plus nivolumab combination arm as compared to 7.9 months (2.3, NE) on the control arm of nivolumab alone with a hazard ratio (HR) 0.62 (0.28, 1.36), reflecting a 38% lower probability of death.
◦In a one-year landmark analysis of the ITT population, 59% of patients in the nivolumab combination were alive, compared to 32% in the nivolumab control arm.
•The mOS in PD-L1(-) patients, as updated in January 2022, was 15.3 months (4.7, NE) on the eganelisib plus nivolumab arm versus 7.9 months (1.9, NE) on the nivolumab control arm with an HR 0.58 (0.21, 1.66), reflecting a 42% lower probability of death.

◦In a one-year landmark analysis of patients with PD-L1(-) tumors, 54% on the eganelisib plus nivolumab combination remained alive, compared to 17% in the nivolumab control arm.
The most common TEAEs for the eganelisib plus nivolumab combination arm across all doses, all causality, were pyrexia (33.3%), decreased appetite (30.3%), pruritus (27.3%), asthenia (27.3%), rash (27.3%), and increased alanine aminotransferase (24.2%); and the most common ≥Grade 3 TEAEs across all doses, all causality, were anemia (12.1%), and hepatic AEs including hepatotoxicity (15.2%), increased ALT (12.1%), and increased AST (12.1%) with no Hy’s Law. No Grade 5 AEs were reported.
Data presented at ASCO GU demonstrated the greatest benefit of the combination of eganelisib and nivolumab was observed in the patient population (n=23) with tumors expressing low levels of PD-L1, with improvement over nivolumab monotherapy (n=7) in ORR (26% vs. 14%); DCR (57% vs. 14%); and best responses of CR (9% vs. 0%) and SD (30% vs. 0%). Of patients with PD-L1 low tumors in the combination arm, 58% (11 of 19) achieved a reduction in tumor burden, compared to 17% (1 of 6) in the nivolumab plus placebo arm.
    The Unmet Needs of Patients with Urothelial Cancer
Approximately 95% of bladder cancers are urothelial cancer. According to SEER Cancer Statistics Review estimations of 2020 data as of the time of this filing, bladder cancer was estimated to be the sixth most common form of cancer in the U.S., with 81,400 new cases, or 4.5% of all new cancers, and 17,980 deaths, or 3% of all cancer deaths. According to a recent meta-analysis of clinical studies investigating PD-L1 status in metastatic UC, the ORR in PD-L1 high UC patients is approximately 25% in contrast to an overall response rate, or ORR, of 14% for patients with low levels of PD-L1 expression. The patients with low levels of PD-L1 expression have a poorer PFS and a poorer OS relative to the PD-L1 high patients. (Tan WP et al. Bladder Cancer. 2019;5(3):211-223.) Compounding these disparate outcomes, the majority of patients with metastatic UC are PD-L1 low. (Bellmunt J et al. Ann Oncol. 2015;26(4):812-817). Despite significant progress in the advancement of therapeutic options for UC in recent years, including the use of checkpoint inhibitors, there remains an opportunity to improve outcomes.
MARIO-1
Enrollment is complete in MARIO-1, our Phase 1/1b clinical study designed to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics, and activity for eganelisib — both as a monotherapy and in combination with nivolumab — in 224 patients with advanced solid tumors. The study included a dose escalation portion and a combination therapy expansion portion evaluating patients dosed at 40 mg daily, or QD, of eganelisib in combination with the standard regimen of nivolumab in the following forms of cancer: non-small cell lung cancer, melanoma, squamous cell carcinoma of the head and neck, or SCCHN, TNBC, mesothelioma, adrenocortical carcinoma, and those with high baseline blood levels of MDSCs.
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
We provided updated data for the melanoma cohort and SCCHN cohort at the 2020 Annual Meeting of the Society for Immunotherapy of Cancers. Data from both cohorts demonstrate clinical activity of the combination therapy in patients not expected to benefit from checkpoint inhibitor alone, or CPI, having progressed on an immediate prior CPI therapy prior to entering MARIO-1. Safety data from both cohorts indicates the combination therapy was generally well tolerated and associated with a favorable safety profile.
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
The SCCHN cohort achieved a DCR of 40% (4 of 10 patients) and an ORR of 20% (2 of 10 patients) in patients with immediate prior progression on CPI therapy and two or fewer prior lines of therapy, and reversal of progressive disease in patients with immediate prior treatment with anti-PD1/PD-L1 therapy was observed.

Alliances, Collaborations, and Other Arrangements
Since our inception, corporate alliances, license agreements and other strategic arrangements, as well as the sale of securities, have been integral to our strategy. Many of these arrangements have provided access to breakthrough science, significant research and development support and funding, supply of clinical trial materials, and innovative drug development programs, all intended to help us realize the full potential of our product pipeline. For more information related to the arrangements described below, please see Note 9 (Liability Related to Sales of Future Royalties) and Note 11 (Strategic Agreements) to our Consolidated Financial Statements in this Annual Report on Form 10-K.
Mundipharma and Purdue
We are obligated to pay Mundipharma International Corporation Limited, or Mundipharma, and Purdue Pharmaceutical Products L.P., or Purdue, a 4% royalty in the aggregate on worldwide net sales of eganelisib, duvelisib, or Copiktra®, a product we out-licensed in 2016; and IPI-926, or patidegib, a product we out-licensed in 2013. After a threshold is met the royalty will be reduced to a 1% royalty on net sales in the United States of such products.
Verastem, Secura Bio, and HCR
In 2016, we and Verastem Inc., or Verastem, entered into a license agreement, or the Verastem Agreement, under which we granted to Verastem an exclusive worldwide license for the research, development, commercialization, and manufacture of duvelisib, and products containing duvelisib, which we refer to as the Licensed Products, in each case in oncology indications. In September 2020, Verastem completed a disposition of its rights, title, and interest in and to duvelisib to Secura Bio, Inc., or Secura Bio, wherein Secura Bio assumed all liabilities and obligations under the Verastem Agreement, including obligations to pay us royalties on worldwide net sales of Licensed Products ranging from the mid-single digits to the high-single digits, a portion of which we are obligated to share with Takeda as described in the section below entitled “Takeda.” We now refer to the Verastem Agreement as the Secura Bio Agreement.
In 2019, we and HealthCare Royalty Partners III, L.P., or HCR, entered into a purchase and sale agreement, or the HCR Transaction, providing for the acquisition by HCR of our interest in certain royalty payments, or the Purchased Assets, based on worldwide annual net sales of Licensed Products pursuant to the Secura Bio Agreement. See Note 9 of the notes to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for details of the HCR transaction.
Secura Bio is obligated to pay us a royalty of 4% on worldwide net sales of Licensed Products to cover the obligations owed by us to Mundipharma and Purdue, which will reduce to a 1% royalty of net sales in the United States after a certain threshold is met.
Takeda
In 2010, we entered into a development and license agreement with Intellikine, Inc., or Intellikine, under which we obtained rights to discover, develop and commercialize pharmaceutical products targeting the gamma and/or delta isoforms of PI3K, including eganelisib and duvelisib. In January 2012, Intellikine was acquired by Takeda. In December 2012, we amended and restated our development and license agreement with Takeda and further amended the agreement in July 2014, September 2016, July 2017, and March 2019. We refer to the amended and restated development and license agreement, as amended, as the Takeda Agreement.
Eganelisib
Pursuant to the Takeda Agreement, we are obligated to pay Takeda the remaining $3.0 million success-based development milestone and up to $165.0 million in remaining success-based regulatory and commercial milestones for one product candidate other than duvelisib that inhibits the PI3K pathway, which could be eganelisib.

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
We have fifteen issued or allowed U.S. patents related to our PI3K-gamma program, which expire on various dates between 2033 and 2037, excluding any potential patent term extension. In addition, we have approximately 100 patents and patent applications pending worldwide related to our PI3K-gamma program. Any patents that may issue from our pending patent applications would expire between 2033 and 2041, excluding any potential patent term extension. These patents and patent applications disclose compositions of matter, pharmaceutical compositions, methods of use and synthetic methods.
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
Selective inhibition of PI3K-gamma by eganelisib has been shown in preclinical studies to reprogram macrophages from a pro-tumor, immunosuppressive function, to an anti-tumor, immune activating function and to enhance the activity of, and overcome resistance to, checkpoint inhibitors. We believe the following competitors are also investigating drug or product candidates targeting one or more aspects of macrophage biology: Arcus Biosciences, Inc. (PI3K-gamma inhibitor, pre-clinical); AstraZeneca plc (PI3K-gamma, pre-clinical); Jounce Therapeutics, Inc.; Macomics Ltd; Merck & Co.; Nanjing Zenshine Pharmaceuticals, Co. Ltd. (PI3K-gamma, clinical); Pathios Therapeutics Ltd; Pionyr Immunotherapeutics, Inc., Verseau Therapeutics, Inc.
We expect our MARIO-4 study to be a registration-focused study in front-line mTNBC in PD-L1(+) patients and PD-L1(-) patients. Currently, pembrolizumab (a PD-1 inhibitor developed and commercialized by Merck, Inc.) in combination with chemotherapy is the standard of care therapy in the United States for PD-L1(+) mTNBC patients, while chemotherapy alone remains the standard of care in the United States in PD-L1(-) mTNBC patients. Many additional companies have therapies in clinical development in mTNBC including but not limited to: AstraZeneca, Daiichi-Sankyo, G1 Therapeutics, Gilead Sciences, Inc., Novartis, Roche, and SeaGen.

Further, the broader field of IO is crowded with innovative therapies that may compete with eganelisib, including checkpoint inhibitor therapies, including: PD-1 inhibitors such as nivolumab, pembrolizumab, and cemiplimab; PD-L1 inhibitors such as atezolizumab, avelumab, and durvalumab; CTLA-4 inhibitors such as ipilimumab, and tremelimumab; and LAG3 inhibitors such as relatlimab. Many of these checkpoint inhibitor therapies are being evaluated in combination with other non-checkpoint inhibitor IO product candidates. For instance, in February 2020 the FDA granted breakthrough therapy designation to pembrolizumab in combination with enfortumab vedotin, Seagen’s antibody-drug conjugate, for the treatment of patients with advanced urothelial cancer who are unable to receive cisplatin-based chemotherapy in the first-line setting. Additionally, nivolumab, which we are currently testing in combination with eganelisib, is being evaluated by others in multiple clinical trials in combination with non-checkpoint inhibitor candidates such as sitravatinib, a small-molecule inhibitor of tyrosine kinases including Tyro3, MER, AXL, VEGFR, and KIT; linrodostat, a small-molecule inhibitor of IDO; elotuzumab, a CD319 antibody; urelumab, a CD137 antibody; and cabiralizumab, an anti-CSF1R antibody. In January 2021, the FDA approved the combination of nivolumab and cabozantinib, Exelixis, Inc’s small-molecule inhibitor of tyrosine kinases, including MET, AXL, VEGFR, and RET, as first-line treatment for patients with advanced RCC. The success of competing IO therapies may limit the number of patients available for enrollment in our clinical trials.
Research and Development
As of March 20, 2022, our research and development group consisted of 19 employees, of whom eight hold Ph.D. or M.D. degrees and seven hold a master’s degree. Our research and development group is focused on preclinical research, translational medicine, clinical trials and manufacturing technologies. In addition, we rely on several consultants to fill strategic and tactical roles that support our research and development group.
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
Despite the ongoing COVID-19 pandemic, our manufacturing processes have continued uninterrupted, and we have established contingency strategies intended to prevent potential supply chain interruptions related to the pandemic. To date, we believe we have enough eganelisib drug product to conduct our current clinical trials. Further, we believe that we have enough drug substance and drug product intermediates for additional drug product manufacturing necessary to support our clinical development program and potential preclinical studies. We expect the COVID-19 pandemic to have limited impact to existing manufacturing operations because all eganelisib drug product necessary to conduct our current clinical trials has been manufactured or is scheduled to be manufactured with sufficient lead times to accommodate potential delays. However, variants of the SARS-COV-2 virus have continued to develop, and potential future variants could be more virulent or more contagious than variants to date. Such variants may worsen or prolong the impact of the COVID-19 pandemic, and may be so extreme that we cannot fully mitigate their impact on our manufacturing timeline.
Sales and Marketing
We currently have no marketing, commercial sales, or distribution capabilities. We do, however, currently have worldwide commercialization rights for eganelisib. In order to commercialize eganelisib, if and when it is approved for sale, we will need to develop the necessary marketing, sales and distribution capabilities or establish a collaboration with a company that has commercial capabilities.
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

Approval and Regulation of Drugs in the United States
In the United States, drug products are regulated under the Federal Food, Drug and Cosmetic Act, or FDCA, and applicable implementing regulations and guidance. A company, institution, or organization which takes responsibility for the initiation and management of a clinical development program for such products, and for their regulatory approval, is typically referred to as a sponsor. The failure of a sponsor to comply with the applicable regulatory requirements at any time during the product development process, including non-clinical testing, clinical testing, the approval process or post-approval process, may result in delays to the conduct of a study, regulatory review and approval and/or administrative or judicial sanctions.
A sponsor seeking approval to market and distribute a new drug in the United States generally must satisfactorily complete each of the following steps before the product candidate will be approved by the FDA:
•preclinical testing including laboratory tests, animal studies and formulation studies, which must be performed in accordance with the FDA’s good laboratory practice, or GLP, regulations and standards;
•design of a clinical protocol and submission to the FDA of an investigational new drug, or IND, for human clinical testing, which must become effective before human clinical trials may begin;
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
Preclinical Studies and Investigational New Drug Application
Before a sponsor begins testing a product candidate with potential therapeutic value in humans, the product candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as other studies to evaluate, among other things, the toxicity of the product candidate. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements, including GLP regulations and standards and the United States Department of Agriculture’s Animal Welfare Act, if applicable. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and long-term toxicity studies, may continue after the IND is submitted.
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

An IND is an exemption from the FDCA that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer such investigational product to humans. Such authorization must be secured prior to interstate shipment and administration of any product candidate that is not the subject of an approved NDA. In support of a request for an IND, sponsors must submit a protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. The FDA requires a 30-day waiting period after the filing of each IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects will be exposed to unreasonable health risks. At any time during this 30-day period, or thereafter, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold or partial clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin.
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
A clinical trial may combine the elements of more than one phase and the FDA often requires more than one Phase 3 trial to support marketing approval of a product candidate. A company’s designation of a clinical trial as being of a particular phase is not necessarily indicative that the study will be sufficient to satisfy the FDA requirements of that phase because this determination cannot be made until the protocol and data have been submitted to and reviewed by the FDA. Moreover, as noted above, a pivotal trial is a clinical trial that is believed to satisfy FDA requirements for the evaluation of a product candidate’s safety and efficacy such that it can be used, alone or with other pivotal or non-pivotal trials, to support regulatory approval. Generally, pivotal trials are Phase 3 trials, but they may be Phase 2 trials if the design provides a well-controlled and reliable assessment of clinical benefit, particularly in an area of unmet medical need.

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
In March 2022, the FDA released a draft guidance entitled “Expansion Cohorts: Use in First-In-Human Clinical Trials to Expedite Development of Oncology Drugs and Biologics,” which outlines how sponsors can utilize an adaptive trial design in the early stages of oncology product development (i.e., the first-in-human clinical trial) to compress the first two traditional phases of trials into one continuous trial called an expansion cohort trial. Information to support the design of individual expansion cohorts are included in IND applications and assessed by FDA. Expansion cohort trials can potentially bring efficiency to product development and reduce developmental costs and time.
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
Finally, sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health, or NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. The failure to submit clinical trial information to clinicaltrials.gov, as required, is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues.
Manufacturing and Other Regulatory Requirements
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
The FDA’s regulations also require that pharmaceutical products be manufactured in specific approved facilities and in accordance with cGMPs. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. Manufacturers and other entities involved in the manufacture and distribution of approved pharmaceuticals are required to register their establishments with the FDA and some state agencies, and they are subject to periodic unannounced inspections by the FDA for compliance with cGMPs and other requirements. Inspections must follow a “risk-based schedule” that may result in certain establishments being inspected more frequently. Manufacturers may also have to provide, on request, electronic or physical records regarding their establishments. Delaying, denying, limiting, or refusing inspection by the FDA may lead to a product being deemed to be adulterated. Changes to the manufacturing process, specifications or container closure system for an approved product are strictly regulated and often require prior FDA approval before being implemented. The FDA’s regulations also require, among other things, the investigation and correction of any deviations from cGMP and the imposition of reporting and documentation requirements upon the sponsor and any third-party manufacturers involved in producing the approved product.
Pediatric Studies
Under the Pediatric Research Equity Act of 2003, or PREA, a BLA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the sponsor plans to conduct, including study objectives and design, any deferral or waiver requests, and other information required by regulation. The sponsor, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other, and agree upon a final plan. The FDA or the sponsor may request an amendment to the plan at any time.
The FDA may, on its own initiative or at the request of the sponsor, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. The law now requires the FDA to send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. It further requires the FDA to publicly post the PREA Non-Compliance letter and sponsor’s response. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although FDA has recently taken steps to limit what it considers abuse of this statutory exemption.
Review and Approval of an NDA
In order to obtain approval to market a drug product in the United States, a marketing application must be submitted to the FDA that provides sufficient data establishing the safety, purity and potency of the proposed drug product for its intended indication. The application includes all relevant data available from pertinent preclinical and clinical trials, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the drug product to the satisfaction of the FDA.
The NDA is a vehicle through which sponsors formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications. Every new drug product candidate must be the subject of an approved NDA before it may be commercialized in the United States. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2022 is $3,117,218 for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual program fee, which for federal fiscal year 2022 is $369,413. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.
Following submission of an NDA, the FDA conducts a preliminary review of the application within 60 calendar days of its receipt and it must inform the sponsor by that time or before as to whether the application is sufficiently complete to permit substantive review. In the event that the FDA determines that an application does not satisfy this standard, it will issue a Refuse to File, or RTF, determination to the sponsor. The FDA may request additional information rather than accept the application for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to specified performance goals in the review process of NDAs. Under that agreement, 90% of applications seeking approval of New Molecular Entities, or NMEs, are meant to be reviewed within ten months from the date on which the FDA accepts the application for filing, and 90% of applications for NMEs that have been designated for “priority review” are meant to be reviewed within six months of the filing date.
In connection with its review of an application, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. These pre-approval inspections may cover all facilities associated with an NDA submission, including component manufacturing, finished product manufacturing and control testing laboratories. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Under the FDA Reauthorization Act of 2017, the FDA must implement a protocol to expedite review of responses to inspection reports pertaining to certain applications, including applications for products in shortage or those for which approval is dependent on remediation of conditions identified in the inspection report.

In addition, as a condition of approval, the FDA may require a sponsor to develop a REMS. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events and whether the product is a new molecular entity.
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

The FDA’s Decision on an NDA
After evaluating the application and all related information, including the advisory committee recommendations, if any, and inspection reports of manufacturing facilities and clinical trial sites, the FDA will issue either a Complete Response Letter, or CRL, or an approval letter. To reach this determination, the FDA must determine that the drug is effective and that its expected benefits outweigh its potential risks to patients. This “benefit-risk” assessment is informed by the extensive body of evidence about the product’s safety and efficacy in the NDA. This assessment is also informed by other factors, including: the severity of the underlying condition and how well patients’ medical needs are addressed by currently available therapies; uncertainty about how the premarket clinical trial evidence will extrapolate to real-world use of the product in the post-market setting; and whether risk management tools are necessary to manage specific risks.
A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. The CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.
An approval letter, on the other hand, authorizes commercial marketing of the product with specific prescribing information for specific indications. The agency may require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms such as risk evaluation and mitigation strategies, or REMS, to help ensure that the benefits of the product outweigh the potential risks. REMS can include medication guides, communication plans for health care professionals, and elements to assure safe use, or ETASU. ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and the use of patent registries. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.
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
The FDA strictly regulates the marketing, labeling, advertising and promotion of prescription drug products placed on the market. This regulation includes, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet and social media. Promotional claims about a drug’s safety or effectiveness are prohibited before the drug is approved. After approval, a drug product generally may not be promoted for uses that are not approved by the FDA, as reflected in the product’s prescribing information. In the United States, health care professionals are generally permitted to prescribe drugs for such uses not described in the drug’s labeling, known as off-label uses, because the FDA does not regulate the practice of medicine. However, FDA regulations impose rigorous restrictions on manufacturers’ communications, prohibiting the promotion of off-label uses. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a drug product.
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
Pediatric Exclusivity
Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of regulatory exclusivity to the term of any existing patent or regulatory exclusivity, including orphan exclusivity. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve another application.
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
In September 2021, the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of market exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” It is unclear how this court decision will be implemented by the FDA.
Section 505(b)(2) NDAs
NDAs for most new drug products are based on two full clinical studies which must contain substantial evidence of the safety and efficacy of the proposed new product for the proposed use. These applications are submitted under Section 505(b)(1) of the FDCA. The FDA is, however, authorized to approve an alternative type of NDA under Section 505(b)(2) of the FDCA. This type of application allows the sponsor to rely, in part, on the FDA’s previous findings of safety and efficacy for a similar product, or published literature. Specifically, Section 505(b)(2) applies to NDAs for a drug for which the investigations made to show whether or not the drug is safe for use and effective in use and relied upon by the sponsor for approval of the application “were not conducted by or for the sponsor and for which the sponsor has not obtained a right of reference or use from the person by or for whom the investigations were conducted.”
Section 505(b)(2) thus authorizes the FDA to approve an NDA based on safety and effectiveness data that were not developed by the sponsor. NDAs filed under Section 505(b)(2) may provide an alternate and potentially more expeditious pathway to FDA approval for new or improved formulations or new uses of previously approved products. If the 505(b)(2) sponsor can establish that reliance on the FDA’s previous approval is scientifically appropriate, the sponsor may eliminate the need to conduct certain preclinical or clinical studies of the new product. The FDA may also require companies to perform additional studies or measurements to support the change from the approved product. The FDA may then approve the new drug candidate for all or some of the label indications for which the referenced product has been approved, as well as for any new indication sought by the Section 505(b)(2) sponsor
Abbreviated New Drug Applications for Generic Drugs
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

Under the Hatch-Waxman Amendments, the FDA may not approve an ANDA until any applicable period of non-patent exclusivity for the RLD has expired. The FDCA provides a period of five years of non-patent data exclusivity for a new drug containing a new chemical entity. For the purposes of this provision, a new chemical entity, or NCE, is a drug that contains no active moiety that has previously been approved by the FDA in any other NDA. An active moiety is the molecule or ion responsible for the physiological or pharmacological action of the drug substance. In cases where such NCE exclusivity has been granted, an ANDA may not be filed with the FDA until the expiration of five years unless the submission is accompanied by a Paragraph IV certification, in which case the sponsor may submit its application four years following the original product approval. The FDCA also provides for a period of three years of exclusivity if the NDA includes reports of one or more new clinical investigations, other than bioavailability or bioequivalence studies, that were conducted by or for the sponsor and are essential to the approval of the application.
Hatch-Waxman Patent Certification and the 30-Month Stay
Upon approval of an NDA or a supplement thereto, NDA sponsors are required to list with the FDA each patent with claims that cover the sponsor’s product or an approved method of using the product. Each of the patents listed by the NDA sponsor is published in the Orange Book. When an ANDA sponsor files its application with the FDA, the sponsor is required to certify to the FDA concerning any patents listed for the reference product in the Orange Book, except for patents covering methods of use for which the ANDA sponsor is not seeking approval. To the extent that the Section 505(b)(2) sponsor is relying on studies conducted for an already approved product, the sponsor is required to certify to the FDA concerning any patents listed for the approved product in the Orange Book to the same extent that an ANDA sponsor would.
Specifically, the sponsor must certify with respect to each patent that:
•the required patent information has not been filed;
•the listed patent has expired;
•the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or
•the listed patent is invalid, unenforceable or will not be infringed by the new product.

A certification that the new product will not infringe the already approved product’s listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the sponsor does not challenge the listed patents or indicates that it is not seeking approval of a patented method of use, the application will not be approved until all the listed patents claiming the referenced product have expired (other than method of use patents involving indications for which the sponsor is not seeking approval).
If the ANDA sponsor has provided a Paragraph IV certification to the FDA, the sponsor must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA until the earlier of 30 months after the receipt of the Paragraph IV notice, expiration of the patent, or a decision in the infringement case that is favorable to the ANDA sponsor.
 Patent Term Restoration and Extension
A patent claiming a new drug product may be eligible for a limited patent term extension under the Hatch-Waxman Act, which permits a patent restoration of up to five years for patent term lost during product development and the FDA regulatory review. The restoration period granted on a patent covering a product is typically one-half the time between the effective date for the IND for the clinical investigation and the submission date of an application, plus the time between the submission date of an application and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The USPTO reviews and approves the application for any patent term extension or restoration in consultation with the FDA.
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
Restrictions under applicable federal and state health care laws and regulations include the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal health care program such as Medicare and Medicaid; the federal civil and criminal false claims laws, including the civil False Claims Act, and civil monetary penalties laws, which prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious or fraudulent or knowingly making, using or causing to made or used a false record or statement to avoid, decrease or conceal an obligation to pay money to the federal government; HIPAA, which prohibits, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters; the Foreign Corrupt Practices Act, or FCPA, which prohibits companies and their intermediaries from making, or offering or promising to make, improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment; and the federal transparency requirements known as the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within the United States Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians (as defined under the Sunshine Act), other healthcare providers and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members.
Further, some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures. Additionally, some state and local laws require the registration of pharmaceutical sales representatives in the jurisdiction. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, which also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information, thus complicating compliance efforts.
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
In March 2010, the United States Congress enacted the ACA, which, among other things, includes changes to the coverage and payment for drug products under government health care programs. Other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2030 under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. These Medicare sequester reductions have been suspended through the end of March 2022. From April 2022 through June 2022 a 1% sequester cut will be in effect, with the full 2% cut resuming thereafter. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.
Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. On December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the PPACA is an essential and inseverable feature of the PPACA, and therefore because the mandate was repealed as part of the Tax Act, the remaining provisions of the PPACA are invalid as well. The U.S. Supreme Court heard this case on November 10, 2020 and, on June 17, 2021, dismissed this action after finding that the plaintiffs do not have standing to challenge the constitutionality of the ACA. Litigation and legislation over the PPACA are likely to continue, with unpredictable and uncertain results.
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
The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020, President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, CMS issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries' access to evidence-based care.

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of this rule has been delayed by the Biden administration until January 1, 2026.
At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states, for example, require drug manufacturers and other entities in the drug supply chain, including health carriers, pharmacy benefit managers, wholesale distributors, to disclose information about pricing of pharmaceuticals. In addition, regional health care organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.
Review and Approval of Medicinal Products in the European Union
In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, a sponsor will need to obtain the necessary approvals by the comparable non-U.S. regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. Specifically, the process governing approval of medicinal products in the EU generally follows the same lines as in the United States. It entails satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission to the relevant competent authorities of a marketing authorization application, or MAA, and granting of a marketing authorization by these authorities before the product can be marketed and sold in the EU.
Clinical Trial Approval
On January 31, 2022, the new Clinical Trials Regulation (EU) No 536/2014 became effective in the European Union and replaced the prior Clinical Trials Directive 2001/20/EC. The new regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the European Union. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one Member State of the European Union, or EU Member State, will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a new clinical trials portal overseen by the EMA and available to clinical trial sponsors, competent authorities of the EU Member States and the public.
The new regulation did not change the preexisting requirement that a sponsor must obtain prior approval from the competent national authority of the EU Member State in which the clinical trial is to be conducted. If the clinical trial is conducted in different EU Member States, the competent authorities in each of these EU Member States must provide their approval for the conduct of the clinical trial. Furthermore, the sponsor may only start a clinical trial at a specific study site after the applicable ethics committee has issued a favorable opinion.
As in the United States, similar requirements for posting clinical trial information are present in the European Union (EudraCT) website: https://eudract.ema.europa.eu/ and other countries.
Pediatric Studies
Prior to obtaining a marketing authorization in the European Union, sponsors must demonstrate compliance with all measures included in an EMA-approved PIP covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. The respective requirements for all marketing authorization procedures are laid down in Regulation (EC) No 1901/2006, the so-called Paediatric Regulation. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The Paediatric Committee of the EMA, or PDCO, may grant deferrals for some medicines, allowing a company to delay development of the medicine for children until there is enough information to demonstrate its effectiveness and safety in adults. The PDCO may also grant waivers when development of a medicine for children is not needed or is not appropriate, such as for diseases that only affect the elderly population. Before an MAA can be filed, or an existing marketing authorization can be amended, the EMA determines that companies actually comply with the agreed studies and measures listed in each relevant PIP.
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
Marketing Authorization
To obtain a marketing authorization for a product under EU regulatory systems, a sponsor must submit an MAA either under a centralized procedure administered by the EMA, or one of the procedures administered by competent authorities in the EU member states (decentralized procedure, national procedure or mutual recognition procedure). A marketing authorization may be granted only to a sponsor established in the EU. Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the EU, sponsors have to demonstrate compliance with all measures included in an EMA-approved Paediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted (1) a product-specific waiver, (2) a class waiver or (3) a deferral for one or more of the measures included in the PIP.
The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid across the European Economic Area (i.e. the EU as well as Iceland, Liechtenstein and Norway). Pursuant to Regulation (EC) No 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products, and products with a new active substance indicated for the treatment of certain diseases, including products for the treatment of cancer. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure may be optional. The centralized procedure may at the request of the sponsor also be used in certain other cases. We anticipate that the centralized procedure will be mandatory for the product candidates we are developing.

Under the centralized procedure, the CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure in the EU, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the sponsor in response to questions of the CHMP. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. If the CHMP accepts such request, the time limit of 210 days will be reduced to 150 days but it is possible that the CHMP can revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment. At the end of this period, the CHMP provides a scientific opinion on whether or not a marketing authorization should be granted in relation to a medicinal product. Within 15 calendar days of receipt of a final opinion from the CHMP, the European Commission must prepare a draft decision concerning an application for marketing authorization. This draft decision must take the opinion and any relevant provisions of EU law into account. Before arriving at a final decision on an application for centralized authorization of a medicinal product the European Commission must consult the Standing Committee on Medicinal Products for Human Use. The Standing Committee is composed of representatives of the EU member states and chaired by a non-voting European Commission representative. The European Parliament also has a related “droit de regard”. The European Parliament’s role is to ensure that the European Commission has not exceeded its powers in deciding to grant or refuse to grant a marketing authorization.
The European Commission may also grant a so-called “conditional marketing authorization” prior to obtaining the comprehensive clinical data required for an application for a full marketing authorization. Such conditional marketing authorizations may be granted for product candidates (including medicines designated as orphan medicinal products), if (i) the risk-benefit balance of the product candidate is positive, (ii) it is likely that the sponsor will be in a position to provide the required comprehensive clinical trial data, (iii) the product fulfills an unmet medical need and (iv) the benefit to public health of the immediate availability on the market of the medicinal product concerned outweighs the risk inherent in the fact that additional data are still required. A conditional marketing authorization may contain specific obligations to be fulfilled by the marketing authorization holder, including obligations with respect to the completion of ongoing or new studies, and with respect to the collection of pharmacovigilance data. Conditional marketing authorizations are valid for one year, and may be renewed annually, if the risk-benefit balance remains positive, and after an assessment of the need for additional or modified conditions and/or specific obligations. The timelines for the centralized procedure described above also apply with respect to the review by the CHMP of applications for a conditional marketing authorization.
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

Regulatory Data Protection in the EU
In the EU, innovative medicinal products approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity pursuant to Directive 2001/83/EC. Regulation (EC) No 726/2004 repeats this entitlement for medicinal products authorized in accordance the centralized authorization procedure. Data exclusivity prevents sponsors for authorization of generics of these innovative products from referencing the innovator’s data to assess a generic (abridged) application for a period of eight years. During an additional two-year period of market exclusivity, a generic marketing authorization application can be submitted and authorized, and the innovator’s data may be referenced, but no generic medicinal product can be placed on the EU market until the expiration of the market exclusivity. The overall ten-year period will be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity so that the innovator gains the prescribed period of data exclusivity, another company nevertheless could also market another version of the product if such company obtained marketing authorization based on an MAA with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials.
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
Orphan Drug Designation and Exclusivity
Regulation (EC) No. 141/2000, as implemented by Regulation (EC) No. 847/2000, provides that a drug can be designated as an orphan drug by the European Commission if its sponsor can establish that the product is intended for the diagnosis, prevention or treatment of (1) a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the EU when the application is made, or (2) a life-threatening, seriously debilitating or serious and chronic condition in the EU and that without incentives it is unlikely that the marketing of the drug in the EU would generate sufficient return to justify the necessary investment. For either of these conditions, the sponsor must demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the EU or, if such method exists, the drug will be of significant benefit to those affected by that condition.
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
Pediatric Exclusivity
If a sponsor obtains a marketing authorization in all EU Member States, or a marketing authorization granted in the centralized procedure by the European Commission, and the study results for the pediatric population are included in the product information, even when negative, the medicine is then eligible for an additional six-month period of qualifying patent protection through extension of the term of the Supplementary Protection Certificate, or SPC.

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
 Brexit and the Regulatory Framework in the United Kingdom
The United Kingdom’s withdrawal from the EU took place on January 31, 2020. The EU and the U.K. reached an agreement on their new partnership in the Trade and Cooperation Agreement, or the Agreement, which was applied provisionally beginning on January 1, 2021 and which entered into force on May 1, 2021. The Agreement focuses primarily on free trade by ensuring no tariffs or quotas on trade in goods, including healthcare products such as medicinal products. Thereafter, the EU and the U.K. will form two separate markets governed by two distinct regulatory and legal regimes. As such, the Agreement seeks to minimize barriers to trade in goods while accepting that border checks will become inevitable as a consequence that the U.K. is no longer part of the single market. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law whereas Northern Ireland continues to be subject to EU rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the U.K.’s withdrawal from the EU.
As with other issues related to Brexit, there are open questions about how personal data will be protected in the UK and whether personal information can transfer from the EU to the UK. Following the withdrawal of the U.K. from the EU, the U.K. Data Protection Act 2018 applies to the processing of personal data that takes place in the U.K. and includes parallel obligations to those set forth by GDPR. While the Data Protection Act of 2018 in the United Kingdom that “implements” and complements the European Union General Data Protection Regulation, or GDPR, has achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of data from the European Economic Area, or EEA, to the United Kingdom will remain lawful under GDPR. The United Kingdom government has already determined that it considers all European Union and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the United Kingdom to the European Union/EEA remain unaffected. In addition, a recent decision from the European Commission appears to deem the UK as being “essentially adequate” for purposes of data transfer from the EU to the UK, although this decision may be re-evaluated in the future. We may, however, incur liabilities, expenses, costs, and other operational losses under GDPR and applicable EU Member States and the United Kingdom privacy laws in connection with any measures we take to comply with them.
Data Privacy Regulation
U.S. Privacy Law
There are multiple privacy and data security laws that may impact our business activities, in the United States and in other countries where we conduct trials or where we may do business in the future. These laws are evolving and may increase both our obligations and our regulatory risks in the future. In the health care industry generally, for example, under the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, the U.S. Department of Health and Human Services, or HHS, has issued regulations to protect the privacy and security of protected health information, or PHI, used or disclosed by specific covered entities including certain healthcare providers, health plans and healthcare clearinghouses. HIPAA also imposes certain obligations on the business associates of covered entities that obtain protected health information in providing services to or on behalf of covered entities. HIPAA may apply to us in certain circumstances and may also apply to our business partners in ways that may impact our relationships with them. Our clinical trials are or will be regulated by the Common Rule, which also includes specific privacy-related provisions. In addition to federal privacy regulations, there are a number of state laws governing confidentiality and security of health information that may be applicable to our business. In addition to possible federal civil and criminal penalties for HIPAA violations, state attorneys general are authorized to file civil actions for damages or injunctions in federal courts to enforce HIPAA and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state attorneys general (along with private plaintiffs) have brought civil actions seeking injunctions and damages resulting from alleged violations of HIPAA’s privacy and security rules. State attorneys general also have authority to enforce state privacy and security laws. Moreover, new laws and regulations governing privacy and security may be adopted in the future as well.
There have been several developments in recent years with respect to U.S. state data privacy laws. In 2018, California passed into law the California Consumer Privacy Act, or the CCPA, which took effect on January 1, 2020 and imposed many requirements on businesses that process the personal information of California residents. The CCPA’s requirements include requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. It also provides California residents a private right of action in certain circumstances, including the ability to seek statutory damages, in the event of a breach involving their personal information. Compliance with the CCPA is a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance. On November 3, 2020, California voters passed a ballot initiative for the California Privacy Rights Act, or the CPRA, which will significantly expand the CCPA to incorporate additional provisions including requiring that the use, retention and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA will also expand personal information rights of California residents, including creating a right to opt out of sharing of personal information with third parties for advertising, expanding the lookback period for the right to know about personal information held by businesses, and expanding the right to erasure for information held by third parties. Most CPRA provisions will take effect on January 1, 2023, though the obligations will apply to any personal information collected after January 1, 2022. These provisions may apply to some of our business activities. In addition, other states, including Virginia and Colorado, already have passed state privacy laws. Other states will be considering these laws in the future. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.
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
There are ongoing concerns about the ability of companies to transfer personal data from the EU to other countries. In July 2020, the Court of Justice of the European Union, or the CJEU, invalidated the EU-U.S. Privacy Shield framework, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the United States. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the United States. This CJEU decision may lead to increased scrutiny on data transfers from the EU to the U.S. generally and increase our costs of compliance with data privacy legislation as well as our costs of negotiating appropriate privacy and security agreements with our vendors and business partners.

As a result of these uncertainties, there is increased scrutiny on the extent to which clinical trial sites located in the EEA should apply the GDPR to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal information and/or impose substantial fines for violations of the GDPR, which can be up to four percent of global revenues or 20 million Euros, whichever is greater, and it also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data.
Beyond GDPR, there are privacy and data security laws in a growing number of countries around the world. While many loosely follow GDPR as a model, other laws contain different or conflicting provisions. These laws will impact our ability to conduct our business activities, including both our clinical trials and any eventual sale and distribution of commercial products. These laws also impose compliance obligations and related costs and may complicate both our business activities overall and our relationships with our business partners and service providers.
For these laws, both now and in the future, there is a wide range of enforcement agencies at the state, federal and international levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act, or CCPA, which went into effect on January 1, 2020, is creating similar risks and obligations as those created by GDPR, though the Act does exempt certain information collected as part of a clinical trial subject to the Federal Policy for the Protection of Human Subjects (the Common Rule). Many other states are considering similar legislation. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.
In addition to the foregoing, any breach of privacy laws or data security laws, particularly resulting in a significant security incident or breach involving the misappropriation, loss or other unauthorized use or disclosure of sensitive or confidential patient or consumer information, could have a material adverse effect on our business, reputation and financial condition. As a data controller, we will be accountable for any third-party service providers we engage to process personal data on our behalf, including our CROs. There is no assurance that privacy and security-related safeguards we implement will protect us from all risks associated with the third-party processing, storage and transmission of such information. In certain situations, both in the United States and in other countries, we also may be obligated as a result of a security breach to notify individuals and/or government entities about these breaches.
New privacy and security legislation continues to be proposed or enacted across the United States. These laws impose, or have the potential to impose, additional obligations on companies that collect, store, use, retain, disclose, transfer and otherwise process confidential, sensitive and personal information, and will continue to shape the data privacy environment nationally. State laws are changing rapidly and there is discussion in Congress of a new federal data protection and privacy law to which we would become subject if it is enacted. There is also discussion of an executive order on cybersecurity that could affect how we collect and process information. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time, may require us to modify our data processing practices and policies, divert resources from other initiatives and projects, and could restrict the way products and services involving data are offered, all of which could significantly harm our business, financial condition, results of operations and prospects. Further, certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts.
Given the breadth and depth of changes in data protection obligations, preparing for and complying with such requirements is rigorous and time intensive and requires significant resources and a review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices and put in place additional compliance mechanisms, may interrupt or delay our development, regulatory and commercialization activities and increase our cost of doing business, and could lead to government enforcement actions, private litigation and significant fines and penalties against us and could have a material adverse effect on our business, financial condition or results of operations.
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
Employees
As of March 20, 2022, we had 33 full-time employees, 19 of whom were engaged in research and development and 14 of whom were engaged in general business management, administration and finance. Approximately 73% of our employees hold advanced degrees, including nine that hold Ph.D. or M.D. degrees and fifteen that hold a master’s degree. Our success depends, in part, on our ability to recruit and retain talented and trained scientific and business personnel and senior leadership, as well as our ability to leverage key consultants in supporting strategic and tactical roles. We believe that we have been successful to date in obtaining and retaining these individuals, but we do not know whether we will be successful in doing so in the future. None of our employees are represented by a labor union or covered by a collective bargaining agreement, nor have we experienced work stoppages.
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

Information about our Executive Officers
The following table lists the positions, names and ages of our executive officers as of March 25, 2022:

Name	Age	Position
Adelene Q. Perkins	62	Chief Executive Officer
Lawrence E. Bloch, M.D., J.D.	56	President and Treasurer
Robert Ilaria, Jr., M.D.	61	Chief Medical Officer
Stéphane Peluso, Ph.D.	52	Chief Scientific Officer
Seth A. Tasker, J.D.	43	Senior Vice President, Chief Business Officer, General Counsel, and Secretary
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
Robert Ilaria, Jr., M.D., has served as our Chief Medical Officer since September 2021. Dr. Ilaria joined Infinity from Bristol Myers Squibb and Celgene, where he worked from 2017 to 2021 and focused on immune-oncology drug development, serving leadership roles on the CTLA-4 and PD-1 inhibitor drug development teams, respectively. Prior to joining Celgene, Dr. Ilaria was at Eli Lilly from 2005 to 2017 in leadership roles of increasing responsibility in both Early and Late Phase drug development. During his time at Eli Lilly, Dr. Ilaria was responsible for the clinical strategy of multiple assets ranging from pre-clinical development through regulatory approval. Prior to joining the pharmaceutical industry, Dr. Ilaria had academic clinical and basic science research careers at UT Southwestern and Harvard Medical School. He holds a BA in biology and philosophy from Rice University and an MD from UT Southwestern Medical School. He did his internal medicine and hematology and medical oncology training at Brigham and Women’s Hospital and the Dana Farber Cancer Institute. Dr. Ilaria has remained clinically active during his pharmaceutical career through volunteer oncology staff service at academic teaching institutions.
Stéphane Peluso, Ph.D., has served as our Chief Scientific Officer since August 2021. Dr. Peluso returns to Infinity from Ipsen Bioscience where he was most recently Vice President, Global Head of Oncology External Innovation. Prior to Ipsen, Dr. Peluso worked at Infinity where he held positions of increasing responsibility in medicinal chemistry and drug discovery from 2006 to August 2016, ultimately leading the Company’s early drug discovery and pipeline expansion efforts through both internal R&D and business development. Dr. Peluso started his career as a medicinal chemist at Millennium Pharmaceuticals. He graduated from the Ecole Supérieure de Chimie Industrielle de Lyon (ESCIL), France, obtained his Ph.D. from the University of Lausanne, Switzerland, and completed postdoctoral studies at the Massachusetts Institute of Technology.

Seth A. Tasker, J.D., has served as our Senior Vice President, Chief Business Officer, General Counsel, and Secretary since December 2019. Mr. Tasker previously served as our Vice President, General Counsel and Secretary between July 2016 and December 2019, our Deputy General Counsel between March 2015 and July 2016, our Associate General Counsel between March 2013 and March 2015, our Assistant General Counsel between March 2010 and March 2013, and our Corporate Counsel between March 2008 and March 2010. Prior to joining Infinity, Mr. Tasker served in varying levels of responsibility in the legal function at Surface Logix, Inc., a privately held biopharmaceutical company, from 2001 to 2008. Mr. Tasker holds a B.S. in Microbiology from the University of Vermont, a J.D. from Suffolk University Law School, and an M.B.A. from Suffolk University Sawyer School of Management.
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
We may seek additional funding through public or private financings of equity or debt securities, but such financing may not be available on acceptable terms, if at all. If we raise additional funds through the issuance of additional debt or equity securities, as we did in 2020 under our common stock sales facility as well as in February 2021 through a public offering of our common stock, we may not be able to raise capital at the price we desire, and any public offering could result in dilution to our existing stockholders, increased fixed payment obligations and the existence of securities with rights that may adversely affect the rights of our existing stockholders including liquidation or other preferences and anti-dilution protections.
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
We have no approved products, have generated no product revenue from sales, and have primarily incurred operating losses. As of December 31, 2021, we had an accumulated deficit of $811.6 million. We expect to continue to spend significant resources to fund eganelisib, our selective inhibitor of phosphoinositide-3-kinase, or PI3K-gamma. While we may have net income in some periods as the result of non-recurring collaboration revenue, we expect to incur substantial operating losses over the next several years as our clinical trial and drug manufacturing activities continue. In addition, if we proceed to seek and possibly obtain regulatory approval of eganelisib, we would expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution, to the extent such sales, marketing, manufacturing and distribution are not the responsibility of a future collaborator. As a result, we expect that our accumulated deficit would also increase significantly.
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
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time consuming, expensive and uncertain process that takes years to complete. We will need substantial additional funds to support our planned operations. We believe that our existing cash and cash equivalents balance as of December 31, 2021, which was $80.7 million, will be adequate to satisfy our current operating plans for at least the next twelve months from the issuance date of these financial statements.
Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations will depend on many factors, which assumptions may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including, but not limited to, the scope, progress, results and costs of developing and marketing eganelisib, including costs of acquiring raw materials and manufacturing, as well as the impact of delays as a result of the COVID-19 pandemic. Our funding requirements will further depend on the timing and amount of additional revenues, if any, received from commercial sales of eganelisib and from collaboration agreements and funding arrangements, including milestone payments from entities affiliated with BVF, regulatory and commercial-based milestone payments from PellePharm related to patidegib, and additional royalty and milestone payments owed to Takeda.
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
We cannot predict whether we will encounter problems with any of our ongoing or planned clinical trials that will cause us or regulatory authorities to delay, suspend, or discontinue clinical trials or to delay the analysis of data from ongoing clinical trials. Moreover, we, or any collaborators, may experience any of a number of possible unforeseen adverse events in connection with clinical trials, many of which are beyond our control, including:
•insufficient or inadequate supply, delays in distribution or deficient quality of, or inability to purchase or manufacture drug product, combination drugs, comparator drugs or other materials necessary to conduct our or any collaborators’ clinical trials. For example, in 2021 BMS experienced a temporary global manufacturing-related supply shortage of nab-paclitaxel, or Abraxane®, a drug used in the MARIO-3 combination study of patients with unresectable locally advanced or metastatic front-line TNBC;
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
•outcomes of third party trials of drugs and drug candidates that we also use in our combination trials, such as Roche’s decision to voluntarily withdraw its accelerated approval in the United States for atezolizumab in combination with nab-paclitaxel for patients with PD-L1(+) metastatic TNBC after IMpassion131, Roche’s post marketing study evaluating atezolizumab and paclitaxel in TNBC patients, did not meet its primary endpoint; and
•any restrictions on, or post-approval commitments with regard to, any regulatory approval we ultimately obtain that render the product candidate not commercially viable.
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
In December 2019, a novel strain of coronavirus emerged in China causing the disease COVID-19. This disease has spread worldwide and was deemed a “pandemic” by the World Health Organization on March 11, 2020. The governor of Massachusetts, where our offices are located, issued a “stay-at-home order” effective March 24, 2020, requiring all “non-essential” businesses to close their physical workplaces and facilities and encouraging individuals to stay in their homes as much as possible. Similar restrictions were put in place by governments throughout the world. As of March 2022, case rates for COVID-19 have dropped considerably, and most government-mandated COVID-19 precautions have been lifted. However, given the volatile nature of COVID-19 to date, such restrictions could return in part or in whole during a future spike in case rates. We have highlighted the key risks associated with the COVID-19 pandemic on our operations throughout these risk factors, including without limitation the following:
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

•COVID safety protocols, quarantine requirements, and social distancing measures adopted by or imposed upon us and our vendors may impact our business operations. Governments and employers have combated the COVID-19 pandemic through implementation of safety protocols and quarantine requirements that may require prolonged absences from work and social distancing measures intended to keep individuals physically distant from one another. Such measures, which have only recently lifted in many parts of the United States and other nations, may be re-instated during periods of increased COVID case rates and have had or may have the following impact on our business operations:
•Couriers worldwide, including those we rely upon to transfer biospecimens from study sites to laboratories and between laboratories, are experiencing shipping delays. According to publicly available statements by such vendors, social distancing measures, combined with increased demand for shipping and fewer flights, have contributed to such delays. For instance, in 2020 we experienced temporary biospecimen shipping delays in France, Italy, and Spain.
•Multiple vendors, particularly our manufacturers and laboratories, have implemented social distancing measures, such as splitting work shifts to reduce the number of employees on site, that may cause delays to our study timelines. Two vendors temporarily closed operations to address COVID-19 concerns in mid-2020, but such closures did not materially affect our study timelines.
•Two manufacturing vendors provided notice in January 2022 that the then-present increase in COVID-19 case rates caused significant staff shortages due to quarantine protocols and supply chain issues due to downstream vendors’ staff shortages.
•Our work-from-home policy enabled our employees to work remotely until February 2022, when we returned to work at the office on hybrid schedule. However, if necessary, we are able to quickly return to working fully remotely, at which time childcare and other household logistic complications due to COVID-19 social distancing and quarantine requirements may negatively impact the efficiency or effectiveness of our employees who are also caregivers and the hours that they can commit if required to work from home.
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
To date, eganelisib has been manufactured for preclinical testing and clinical trials primarily by third-party manufacturers. If the FDA or other regulatory agencies approve eganelisib for commercial sale, we expect that we would continue to rely, at least initially, on third-party manufacturers to produce commercial quantities of eganelisib. These manufacturers may not be able to successfully increase the manufacturing capacity for eganelisib in a timely or economical manner, or at all, particularly if impacted by COVID-19. Significant scale-up of manufacturing might entail changes in the manufacturing process that would have to be submitted to or approved by the FDA or other regulatory agencies. If contract manufacturers engaged by us are unable to successfully increase the manufacturing capacity for eganelisib, or we are unable to establish our own manufacturing capabilities, the commercial launch of any approved products may be delayed or there may be a shortage in supply.

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
Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the withdrawal of the United Kingdom from the EU, commonly referred to as Brexit. The United Kingdom is no longer part of the European Single Market and European Union Customs Union. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland will continue to be subject to European Union rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law of the body of European Union law instruments governing medicinal products that pre-existed prior to the United Kingdom’s withdrawal from the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.
We may seek certain designations for our product candidates, including Breakthrough Therapy, Fast Track and Priority Review designations in the US, and PRIME Designation in the EU, but we might not receive such designations, and even if we do, such designations may not lead to a faster development or regulatory review or approval process.
We may seek certain designations for one or more of our product candidates that could expedite review and approval by the FDA. A Breakthrough Therapy product is defined as a product that is intended, alone or in combination with one or more other products, to treat a serious condition, and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For products that have been designated as Breakthrough Therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens.
The FDA may also designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For Fast Track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a Fast Track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a Fast Track product may be effective.
We may also seek a priority review designation for one or more of our product candidates. If the FDA determines that a product candidate offers major advances in treatment or provides a treatment where no adequate therapy exists, the FDA may designate the product candidate for priority review. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months.
These designations are within the discretion of the FDA. Accordingly, even if we believe that one of our product candidates meets the criteria for these designations, the FDA may disagree and instead determine not to make such designation. Further, even if we receive a designation, the receipt of such designation for a product candidate may not result in a faster development or regulatory review or approval process compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualifies for these designations, the FDA may later decide that the product candidates no longer meet the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.
In the EU, we may seek PRIME designation for our product candidates in the future. PRIME is a voluntary program aimed at enhancing the EMA’s role to reinforce scientific and regulatory support in order to optimize development and enable accelerated assessment of new medicines that are of major public health interest with the potential to address unmet medical needs. The program focuses on medicines that target conditions for which there exists no satisfactory method of treatment in the

EU or even if such a method exists, it may offer a major therapeutic advantage over existing treatments. PRIME is limited to medicines under development and not authorized in the EU and the applicant intends to apply for an initial marketing authorization application through the centralized procedure. To be accepted for PRIME, a product candidate must meet the eligibility criteria in respect of its major public health interest and therapeutic innovation based on information that is capable of substantiating the claims.
The benefits of a PRIME designation include the appointment of a CHMP rapporteur to provide continued support and help to build knowledge ahead of a marketing authorization application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review, meaning reduction in the review time for an opinion on approvability to be issued earlier in the application process. PRIME enables an applicant to request parallel EMA scientific advice and health technology assessment advice to facilitate timely market access. Even if we receive PRIME designation for any of our product candidates, the designation may not result in a materially faster development process, review or approval compared to conventional EMA procedures. Further, obtaining PRIME designation does not assure or increase the likelihood of EMA’s grant of a marketing authorization.
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
Similar restrictions apply to the approval of our products in the EU. The holder of a marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include: compliance with the EU’s stringent pharmacovigilance or safety reporting rules, which can impose post-authorization studies and additional monitoring obligations; the manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory; and the marketing and promotion of authorized drugs, which are strictly regulated in the EU and are also subject to EU Member State laws.
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
•the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment by a federal health care program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties;
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
•the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs to report payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, as well as ownership and investment interests held by physicians and teaching hospitals; and
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws and transparency statutes, may apply to sales or marketing arrangements and claims involving health care items or services reimbursed by non-governmental third-party payors, including private insurers.
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
In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031. These Medicare sequester reductions have been suspended through the end of March 2022. From April 2022 through June 2022 a 1% sequester cut will be in effect, with the full 2% cut resuming thereafter, and up to 3% in the last year of the sequester. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.
Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the TCJA, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. On December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the PPACA is an essential and inseverable feature of the PPACA, and therefore because the mandate was repealed as part of the Tax Act, the remaining provisions of the PPACA are invalid as well. The U.S. Supreme Court heard this case on November 10, 2020 and, on June 17, 2021, dismissed this action after finding that the plaintiffs do not have standing to challenge the constitutionality of the ACA. Litigation and legislation over the PPACA are likely to continue, with unpredictable and uncertain results.
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
The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid. In 2020, President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, CMS issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries' access to evidence-based care.
In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of this rule has been delayed by the Biden administration until January 1, 2026.
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
Our bid price fell below $1 on March 25, 2022, and we will fall out of compliance with the Minimum Bid Requirement again if our stock does not exceed $1 before May 9, 2022. If we fail to satisfy the Nasdaq Global Select Market’s continued listing requirements, including the Minimum Bid Requirement, we may transfer to the Nasdaq Capital Market, which generally has lower financial requirements for initial listing, to avoid delisting, or, if we fail to meet its listing requirements, the OTC Bulletin Board. A transfer of our listing to the Nasdaq Capital Market or having our common stock trade on the OTC Bulletin Board could adversely affect the liquidity of our common stock. Any such event could make it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock, and there also would likely be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. We may also face other material adverse consequences in such event, such as negative publicity, a decreased ability to obtain additional financing, diminished investor and/or employee confidence, and the loss of business development opportunities, some or all of which may contribute to a further decline in our stock price.
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
On December 22, 2017, then-President Trump signed into law the TCJA, which significantly revised the Internal Revenue Code. The TCJA, as amended by the CARES Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, in each case, for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely and such net operating losses arising in taxable years beginning before January 1, 2021 are generally eligible to be carried back up to five years), one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits.
Notwithstanding the reduction in the corporate income tax rate, the overall impact of the TCJA remains uncertain and our business and financial condition could be adversely affected. In addition, as part of Congress’ response to the COVID-19 pandemic, economic relief legislation has been enacted in 2020 and 2021. This legislation contains numerous tax provisions. Regulatory guidance under the TCJA and such additional legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen their impact on our business and financial condition. Also, as a result of the changes in the U.S. presidential administration and control of the U.S. Senate in 2021, additional tax legislation may also be enacted; any such additional legislation could have an impact on us. In addition, it is uncertain if and to what extent various states will conform to the TCJA and additional tax legislation.
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
As of December 31, 2021, we had $80.7 million in cash and cash equivalents. We historically have invested these amounts in money market funds, corporate obligations, U.S. government-sponsored enterprise obligations, and U.S. Treasury securities meeting the criteria of our investment policy, which prioritizes the preservation of our capital. Corporate obligations may include obligations issued by corporations in countries other than the United States, including some issues that have not been guaranteed by governments and government agencies. Our investments are subject to general credit, liquidity, market and interest rate risks and instability in the financial markets. We may realize losses in the fair value of these investments or a complete loss of these investments. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio may have a material adverse effect on our financial results and the availability of cash to fund our operations.
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
Our common stock is traded on the Nasdaq Global Select Market under the symbol “INFI.” As of March 25, 2022, there were 45 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.
Dividends
We have not declared or paid any cash dividends on our common stock since our inception. We intend to retain all available funds and any future earnings to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.
Securities Authorized for Issuance Under Equity Compensation Plans
The section entitled “Securities Authorized for Issuance Under Equity Compensation Plans” appearing in the definitive proxy statement we will file in connection with our 2022 Annual Meeting of Stockholders is incorporated herein by reference.
Sales of Unregistered Securities
None.
Repurchase of Equity Securities
We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Item 6. Reserved
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
Overview
We are a clinical-stage innovative biopharmaceutical company dedicated to developing novel medicines for people with cancer. We combine proven scientific expertise with a passion for developing novel small molecule drugs that target disease pathways for potential applications in oncology. We are focusing on advancing eganelisib, also known as IPI-549, an orally administered, clinical-stage, immuno-oncology product candidate that selectively inhibits the enzyme phosphoinositide-3-kinase-gamma, or PI3K-gamma. We believe eganelisib is the only selective inhibitor of PI3K-gamma being investigated in clinical trials. We have worldwide development and commercialization rights to eganelisib, subject to certain success-based milestone payment obligations to our licensor, Takeda Pharmaceutical Company Limited, or Takeda, as described in more detail under Part I, Item 1, “Business Overview – Alliances, Collaborations, and Other Arrangements – Takeda.”
MARIO-3 (MAcrophage Reprogramming in Immuno-Oncology-3)
MARIO-3 is a multi-arm Phase 2 study designed to evaluate eganelisib in the front-line treatment for both metastatic triple negative breast cancer, or TNBC, and renal cell carcinoma, or RCC. The TNBC cohort is evaluating eganelisib in combination with atezolizumab, an anti-PD-L1 monoclonal antibody also known as Tecentriq®, and nab-paclitaxel, an albumin-bound chemotherapy drug also known as Abraxane®, in approximately 60 patients with unresectable locally advanced or metastatic TNBC. The RCC cohort is evaluating eganelisib in combination with atezolizumab and bevacizumab, also known as Avastin®, in approximately 30 patients with RCC. We entered into clinical supply agreements with Roche under which Roche has agreed to supply atezolizumab and bevacizumab for our use in MARIO-3.
On December 10, 2021, we presented data at the 2021 San Antonio Breast Cancer Symposium, or SABCS, from the TNBC cohort of our ongoing MARIO-3 study, a multi-arm Phase 2 study designed to evaluate eganelisib in the front-line setting for TNBC and front-line renal cell carcinoma, or RCC. The TNBC cohort is evaluating eganelisib in combination with atezolizumab, also known as Tecentriq®, and nab-paclitaxel, also known as Abraxane®, in up to approximately 60 patients with front-line TNBC. As of the October 2, 2021 data cutoff date, we had enrolled 44 evaluable patients and 50 patients total, with a median duration of follow up of 9.9 months. Using the same cutoff standard used in the F. Hoffmann-La Roche Ltd., or Roche, benchmark IMpassion130 study for a protein called programmed-death ligand 1, or PD-L1, we refer to patients with tumors that test below 1% PD-L1 at baseline as “PD-L1(-) patients” and those with tumors that test equal to or greater than 1% as “PD-L1(+) patients.” The MARIO-3 data presented at SABCS and an investor event following SABCS include the following findings:
•Of evaluable patients, tumor reduction was observed in 92.8% of patients with PD-L1(+) tumors and 85.2% of patients with PD-L1(-) tumors
•Disease control rate (DCR)
◦92.8% (13/14) DCR in patients with PD-L1(+) tumors: complete response (CR) 14.3% (2/14), partial response (PR) 57.1% (8/14), stable disease (SD) 21.4% (3/14)
◦81.4% (22/27) DCR in patients with PD-L1(-) tumors: CR 0% (0/27), PR 48.1% (13/27), SD 33.3% (9/27)
•Progression free survival (PFS)
◦In patients with PD-L1(+) tumors, median PFS in MARIO-3 was 11.0 months, a 47% improvement in median PFS compared to the 7.5 months reported for the atezolizumab and nab-paclitaxel doublet in IMpassion130
◦In patients with PD-L1(-) tumors, median PFS in MARIO-3 was 7.3 months, a 30% improvement compared to the 5.6 months reported for the atezolizumab and nab-paclitaxel doublet in IMpassion130
•67% of the PD-L1(-) patients who reached the median PFS of 7.3 months remained on treatment

We expect to provide updated data from the MARIO-3 TNBC cohort in the second half of 2022. Enrollment has been completed in the RCC cohort and we expect to present data from the RCC cohort in the second half of 2022.
MARIO-275
MARIO-275 is our global, randomized, placebo-controlled Phase 2 study evaluating the effect of adding eganelisib to nivolumab, also known as Opdivo®, in checkpoint-naïve advanced urothelial cancer, or UC, patients whose cancer has progressed or recurred following treatment with platinum-based chemotherapy. Nivolumab is an immune checkpoint inhibitor therapy commercialized by Bristol Myers Squibb Company, or BMS. Further details regarding the study are provided under the section entitled Part I, Item 1, “Business Overview – Eganelisib Clinical Development Program – MARIO-275).” The following are the key developments related to MARIO-275:
We presented MARIO-275 data at the American Society of Clinical Oncology Genitourinary Cancers Symposium, or ASCO GU, in February 2021, and presented updates on overall survival data in July 2021 and January 2022. The data from the 49 patients enrolled in the trial include the following findings:
•Median overall survival (mOS) in the intent to treat population as of July 2021 was 15.4 months (6.2, NE) on the eganelisib plus nivolumab combination arm as compared to 7.9 months (2.3, NE) on the control arm of nivolumab alone with a hazard ratio (HR) 0.62 (0.28, 1.36), reflecting a 38% lower probability of death.
◦In a one-year landmark analysis of the ITT population, 59% of patients in the nivolumab combination were alive, compared to 32% in the nivolumab control arm.
•The mOS in PD-L1(-) patients, as updated in January 2022, was 15.3 months (4.7, NE) on the eganelisib plus nivolumab arm versus 7.9 months (1.9, NE) on the nivolumab control arm with an HR 0.58 (0.21, 1.66), reflecting a 42% lower probability of death.
◦In a one-year landmark analysis of patients with PD-L1(-) tumors, 54% on the eganelisib plus nivolumab combination remained alive, compared to 17% in the nivolumab control arm.
The most common TEAEs for the eganelisib plus nivolumab combination arm across all doses, all causality, were pyrexia (33.3%), decreased appetite (30.3%), pruritus (27.3%), asthenia (27.3%), rash (27.3%), and increased alanine aminotransferase (24.2%); and the most common ≥Grade 3 TEAEs across all doses, all causality, were anemia (12.1%), and hepatic AEs including hepatotoxicity (15.2%), increased ALT (12.1%), and increased AST (12.1%) with no Hy’s Law. No Grade 5 AEs were reported.
2022 Eganelisib Development Strategy: Advancing and Expanding MARIO Clinical Development Program
Building on data from MARIO-275 and MARIO-3, we expect to initiate two new studies in 2022. We are planning a randomized, double-blind, registration study in front-line mTNBC, which we refer to as MARIO-4. For the PD-L1(-) patients in the future MARIO-4 study, eganelisib in combination with chemotherapy and a checkpoint inhibitor (the eganelisib triplet) will be evaluated against chemotherapy. In the PD-L1(+) patients, the eganelisib triplet will be evaluated against the combination of chemotherapy and a checkpoint inhibitor. We expect MARIO-4 to include endpoints of PFS and OS. Pending feedback from a MARIO-3 end-of-Phase 2 meeting with global regulatory authorities, we will finalize the MARIO-4 trial design. We also expect to initiate MARIO-P, a platform study to evaluate the clinical benefit of eganelisib to support the initiation of future registration focused studies across various solid tumor indications, on a rolling basis beginning in the third quarter of 2022.
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
Liabilities Related to Sale of Future Royalties
We treat the liabilities related to sale of future royalties as debt financings, amortized under the effective interest rate method over the estimated life of the related royalty streams. The liabilities related to sale of future royalties and the debt amortization are based on our current estimates of future royalties expected to be paid over the life of the arrangements. We will periodically assess the expected royalty payments using projections from external sources. To the extent our estimates of future royalty payments are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, we will adjust the effective interest rate and recognize related non-cash interest expense on a prospective basis. Non-cash royalty revenue is reflected as royalty revenue, and non-cash amortization of debt is reflected as interest expense in the Consolidated Statements of Operations and Comprehensive Loss included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.

Results of Operations
The following table summarizes our results of operations for the years ended December 31, 2021 and 2020, in thousands, together with the change in each item as a percentage.

	2021	2020	% Change
Royalty revenue	$1,858	$1,719	8%
Research and development expense	(31,647)	(26,761)	18%
General and administrative expense	(14,174)	(12,418)	14%
Royalty expense	(1,120)	(1,037)	8%
Investment and other income	1	450	(100)%
Non-cash interest expense	(180)	(153)	18%
Non-cash related party interest expense	—	(2,292)	(100)%
Net loss	(45,262)	(40,492)	12%
Revenue
For the year ended December 31, 2021, we recognized $1.9 million in royalty revenue, an increase of 8% as compared to $1.7 million in royalty revenue for the year ended December 31, 2020. Royalty revenue for both periods is related to royalties on net sales of duvelisib from Verastem and Secura Bio. A portion of the royalties received is owed to Mundipharma and Purdue. We refer to such portion as the Trailing Mundipharma Royalties (see Note 11 of the notes to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K). We and HCR entered into a purchase and sale agreement in March 2019, or the HCR Agreement, pursuant to which HCR acquired our interest in royalties received from Verastem and Secura Bio on net sales of duvelisib, less the Trailing Mundipharma Royalties (see Note 9 of the notes to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K).
Research and Development Expense
Research and development expenses represented approximately 67% our total operating expenses for each of the years ended December 31, 2021 and 2020. For the year ended December 31, 2021, we recognized $31.6 million in research and development expense, an increase of approximately 18% as compared to $26.8 million in research and development expense for the year ended December 31, 2020. The increase is primarily attributable to an increase in clinical and development expenses for eganelisib of $2.4 million, an increase in compensation expense of $1.3 million due primarily to new hires during the year and an increase in consulting expense of $0.7 million to support continued development of eganelisib.
We began to track and accumulate costs by major program starting on January 1, 2006. These expenses primarily relate to payroll and related expenses for personnel working on the programs, process development and manufacturing, preclinical toxicology studies, clinical trial costs and allocated costs of facilities. During the years ended December 31, 2021 and 2020 and from January 1, 2006 through December 31, 2021, we estimate that we incurred $31.6 million, $26.8 million and $715.0 million of costs, respectively, on our PI3K inhibitor program, including eganelisib and duvelisib.
We expect our research and development expense to vary as a result of our continued clinical development of eganelisib. We do not believe that the historical costs associated with our lead drug development programs are indicative of the future costs associated with these programs, nor represent what any other future drug development programs we initiate may cost. Due to the variability in the length of time and scope of activities necessary to develop a product candidate and uncertainties related to our cost estimates and our ability to obtain marketing approval for eganelisib or any future product candidates we may develop, accurate and meaningful estimates of the total costs required to bring product candidates to market are not available.
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
General and Administrative Expense
For the year ended December 31, 2021, we recognized $14.2 million in general and administrative expense, an increase of 14% as compared to approximately $12.4 million in general and administrative expense for the year ended December 31, 2020. The increase was primarily attributable to an increase of $0.8 million in stock-based compensation, an increase of $0.5 million in professional services expense, and an increase of $0.5 million in consulting expense.
Royalty Expense
For the year ended December 31, 2021, we recognized $1.1 million in royalty expense, an increase of 8% as compared to approximately $1.0 million in royalty expense for the year ended December 31, 2020. Royalty expense for both periods is related to royalties paid to Mundipharma, Purdue and Takeda on net sales of duvelisib by Secura Bio and Verastem (see Note 11 of the notes to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K).
Investment and Other Income
Investment and other income decreased by $0.4 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020 primarily attributable to lower yields on our cash equivalents and available-for-sale securities and changes in the fair value of the warrant liability.
Non-cash Interest Expense
Non-cash interest expense for the year ended December 31, 2021 was the result of the sale of future royalties in relation to the HCR Agreement and BVF Funding Agreement, which we recognized as liabilities that are being amortized using the effective interest method over the life of the arrangement (see Note 9 of the notes to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K). Non-cash interest expense for the year ended December 31, 2020 was the result of the sale of future royalties in relation to the HCR Agreement. Over the course of the arrangements, the non-cash interest expense will be affected by the amount and timing of estimated royalty revenue, if any. We reassess the effective interest rate on a quarterly basis and adjust the rate prospectively as needed.
Non-cash Related Party Interest Expense
Non-cash related party interest expense for the year ended December 31, 2020 was the result of the sale of future royalties in relation to the BVF Funding Agreement. Effective February 17, 2021, Biotechnology Value Fund, L.P. is no longer considered our related party. As a result, we have reclassed the related interest expense for the year ended December 31, 2021 as non-cash interest expense.

Liquidity and Capital Resources
We have primarily incurred operating losses since inception. Our net loss was $45.3 million and $40.5 million for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $811.6 million. As we have no approved products, we have not generated any revenue from product sales to date, and we do not expect to generate any such revenue for the foreseeable future, if at all. We have instead relied on the proceeds from sales of equity securities, sales of future royalties, issuances of debt, interest on investments, up-front license fees, expense reimbursements, milestones, royalties and cost sharing under our collaborations to fund our operations. Because eganelisib is in clinical development and the outcome of our effort is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of eganelisib or whether, or when, we may achieve profitability.
We expect to continue to spend significant resources to fund the development and potential commercialization of eganelisib. We expect to incur substantial operating losses over the next several years as our clinical trial and drug manufacturing activities increase. In addition, in connection with seeking and possibly obtaining regulatory approval of eganelisib or any future product candidates we may develop, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. As a result, we expect that our accumulated deficit will also increase significantly.
The following table summarizes the components of our financial condition:

	December 31, 2021	December 31, 2020
	(in thousands)
Cash, cash equivalents and available-for-sale securities	$80,726	$34,108
Working capital	68,968	24,973

	Year Ended December 31,
	2021	2020
	(in thousands)
Cash (used in) provided by:
Operating activities	$(40,618)	$(35,739)
Investing activities	5,489	14,631
Financing activities	87,105	27,441
Cash Flows
The principal use of cash in operating activities in all periods presented was related to our research and development programs. Our cash used in operating activities for the year ended December 31, 2021 increased compared to the year ended December 31, 2020 primarily due to increased operating expenses as we continue clinical development of eganelisib.
Our cash used in operating activities in future periods may vary significantly due to various factors, including potential cash inflows from future collaboration agreements and potential cash outflows for licensing new programs from third parties. We cannot be certain whether and when we may enter into any such collaboration agreements or license agreements.
Our cash provided by investing activities for the years ended December 31, 2021 and 2020 included purchases and proceeds from maturities of available-for-sale securities and purchases of property and equipment. Net cash provided by investing activities decreased for the year ended December 31, 2021 as compared to the year ended December 31, 2020 primarily due to net proceeds from maturities of available-for-sale securities of $5.5 million as compared to net proceeds from maturities and purchases of available-for-sale securities of $14.7 million for the year ended December 31, 2020.
Net cash provided by financing activities for the year ended December 31, 2021 included $85.8 million in net proceeds from our public offering in February 2021. Net cash provided by financing activities for the year ended December 31, 2020 included $19.6 million in net proceeds from the sale of future royalties in relation to the BVF Funding Agreement and net proceeds from our common stock sales facility of $7.7 million.

We will need substantial additional funds to support our planned operations. We believe that our existing cash and cash equivalents at December 31, 2021 will be adequate to satisfy our current operating plans for at least the next twelve months from the issuance of these financial statements. We do not expect to generate significant revenue from product sales unless and until we obtain regulatory approval of and commercialize one of our current or future product candidates. Until we can generate sufficient levels of cash from operations, and because sufficient funds may not be available to us when needed from collaborations, we expect that we will be required to continue to fund our operations in part through the sale of debt or equity securities or through licensing select programs or partial economic rights that include up-front, royalty and/or milestone payments. Our need to raise additional funds may be accelerated if our research and development expenses exceed our current expectations, if we acquire a third party, or if we acquire or license rights to additional product candidates or new technologies from one or more third parties. Our future funding requirements, both short-term and long-term, will depend on many factors, including, but not limited to:
•the scope, progress, results and costs of developing eganelisib, currently in clinical development;
•the impact of delays in patient enrollment and site activation, such as those related to the COVID-19 pandemic;
•the timing of, and the costs involved in, obtaining regulatory approvals for eganelisib;
•subject to receipt of marketing approval, revenue, if any, received from commercial sales of eganelisib;
•the timing and amount of additional revenues, if any, received from strategic agreements and funding arrangements
•the timing and amount of additional royalty and milestone payments owed to Takeda;
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
As of December 31, 2021, we have received $348.0 million of net proceeds from our public stock offerings, including our common stock sales facility. This includes net proceeds of $85.8 million we received from our public stock offering in February 2021.
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

Equity Offerings
On June 28, 2019, we entered into a Capital on Demand Sales Agreement with JonesTrading Institutional Services LLC, or JonesTrading, and on July 29, 2019 we amended and restated the sales agreement to add B. Riley FBR, Inc., or B. Riley FBR, as a party to the agreement. On July 27, 2021, we entered into an amendment to the agreement to increase the maximum aggregate offering price of the shares of common stock that we may issue and sell from time to time under the agreement by $75.0 million to an aggregate of $95.0 million. We refer to the amended and restated sales agreement, as amended, as the ATM Sales Agreement. As of December 31, 2021, we had an aggregate of $86.8 million available for future sales under the ATM Sales Agreement. Pursuant to the ATM Sales Agreement we may offer and sell shares of our common stock from time to time through JonesTrading or B. Riley FBR, each acting as our sales agent. We have agreed to pay commissions to the sales agents for their services in acting as agents in the sale of our common stock in the amount of up to 3.0% of the gross proceeds from sales of our common stock pursuant to the ATM Sales Agreement. Sales of shares of our common stock under the ATM Sales Agreement may be made in sales deemed to be “at the market offerings” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. With our prior written approval, JonesTrading or B. Riley FBR may also sell the shares by any other method permitted by law, including in negotiated transactions. We and JonesTrading or B. Riley FBR may suspend or terminate the offering of shares upon notice to the other party and subject to other conditions. During the year ended December 31, 2021, we issued and sold 89,520 shares of common stock at a weighted average price per share of $3.83 at-the-market pursuant to the ATM Sales Agreement for $0.3 million in net proceeds. During the year ended December 31, 2020, we issued and sold 6,725,691 shares of common stock at a weighted average price per share of $1.17 at-the-market pursuant to the ATM Sales Agreement for $7.7 million in net proceeds.
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
Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Infinity Pharmaceuticals, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Infinity Pharmaceuticals, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
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

Accrued Clinical Expenses
Description of the Matter	The Company’s accrual for clinical expenses totaled $5.0 million as of December 31, 2021. As discussed in Note 2 to the consolidated financial statements, the Company is required to estimate accruals for clinical expenses using judgment based on certain information, including actual costs incurred or level of effort expended, as provided by its vendors. Payments for such activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred.

Auditing the Company's accrual for clinical expenses was complex and judgmental, as the amounts are based on various estimates from third-party vendors, including patient enrollment. Furthermore, due to the duration of the Company’s ongoing clinical activities and the timing of invoicing received from third parties, the actual amounts incurred are not typically known by the date the financial statements are issued.

How We Addressed the Matter in Our Audit
To evaluate the accruals for clinical expenses, our audit procedures included, among others, testing the accuracy and completeness of the underlying data used in the estimates and evaluating the significant judgments and estimates noted above that are used by management to estimate the amounts recorded. We corroborated the progress of clinical activities through discussion with the Company’s research and development personnel that oversee the clinical projects. We also inspected the Company’s contracts with third parties and any pending change orders to assess the impact on amounts recorded. Additionally, we reviewed information received by the Company directly from certain sites and other third parties, which included third parties’ estimates of costs incurred to date. We also performed analytical procedures over fluctuations in accruals by vendor, study, or other significant work orders throughout the period subject to audit and inspected subsequent invoices received from third parties to assess the impact to the accrual.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2001.
Boston, Massachusetts
March 29, 2022

INFINITY PHARMACEUTICALS, INC.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$80,726	$28,593
Available-for-sale securities	—	5,515
Prepaid expenses and other current assets	1,542	1,912
Total current assets	82,268	36,020
Property and equipment, net	1,241	1,710
Restricted cash, less current portion	158	165
Operating lease right-of-use assets	1,064	1,419
Other assets	54	5
Total assets	$84,785	$39,319
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$2,320	$2,982
Accrued expenses and other current liabilities	10,980	8,065
Total current liabilities	13,300	11,047
Liabilities related to sale of future royalties, net, less current portion (Note 9)	48,727	28,021
Liability related to sale of future royalties to a related party, net (Note 9)	—	21,559
Operating lease liability, less current portion	917	1,436
Other liabilities	270	245
Total liabilities	63,214	62,308
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred Stock, $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding at December 31, 2021 and 2020	—	—
Common Stock, $0.001 par value; 200,000,000 shares authorized; 89,155,311 and 64,320,244 shares issued and outstanding at December 31, 2021 and 2020, respectively	89	64
Additional paid-in capital	833,065	743,269
Accumulated deficit	(811,583)	(766,321)
Accumulated other comprehensive income (loss)	—	(1)
Total stockholders’ equity (deficit)	21,571	(22,989)
Total liabilities and stockholders’ equity	$84,785	$39,319
The accompanying notes are an integral part of these consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2021	2020
Royalty revenue	$1,858	$1,719
Operating expenses:
Research and development	31,647	26,761
General and administrative	14,174	12,418
Royalty expense (Note 11)	1,120	1,037
Total operating expenses	46,941	40,216
Loss from operations	(45,083)	(38,497)
Other income (expense):
Investment and other income	1	450
Non-cash interest expense (Note 9)	(180)	(153)
Non-cash related party interest expense (Note 9)	—	(2,292)
Total other expense	(179)	(1,995)
Net loss	$(45,262)	$(40,492)
Basic and diluted loss per common share	$(0.53)	$(0.68)
Basic and diluted weighted average number of common shares outstanding	85,597,264	59,857,860
Other comprehensive loss:
Net unrealized holding gains (losses) on available-for-sale securities arising during the period	$1	$(13)
Comprehensive loss	$(45,261)	$(40,505)
The accompanying notes are an integral part of these consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2021	2020
Operating activities
Net loss	$(45,262)	$(40,492)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	480	483
Stock-based compensation	2,695	1,456
Non-cash royalty revenue	(984)	(910)
Non-cash interest expense	180	153
Non-cash related party interest expense	—	2,292
Other, net	59	(106)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	171	585
Operating lease right-of-use asset	355	298
Accounts payable, accrued expenses and other liabilities	2,177	882
Operating lease liability	(489)	(380)
Net cash used in operating activities	(40,618)	(35,739)
Investing activities
Purchases of property and equipment	(11)	(43)
Purchases of available-for-sale securities	—	(43,006)
Proceeds from maturities of available-for-sale securities	5,500	57,680
Net cash provided by investing activities	5,489	14,631
Financing activities
Proceeds from public offering, net	85,838	—
Proceeds from sale of future royalties to a related party, net	—	19,572
Proceeds from common stock sales facility, net of issuance costs	336	7,711
Proceeds from issuances of common stock, net	931	158
Net cash provided by financing activities	87,105	27,441
Net increase in cash, cash equivalents and restricted cash	51,976	6,333
Cash, cash equivalents and restricted cash at beginning of period	28,908	22,575
Cash, cash equivalents and restricted cash at end of period	$80,884	$28,908

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	80,726	28,593
Prepaid expenses and other current assets	—	150
Restricted cash, less current portion	158	165
Total cash, cash equivalents and restricted cash	$80,884	$28,908

Supplemental schedule of noncash activities
Issuance of common stock for compensation	$—	$444
The accompanying notes are an integral part of these consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	57,077,550	$57	$733,486	$(725,829)	$12	$7,726
Exercise of stock options	46,433		85			85
Stock-based compensation expense			1,456			1,456
Issuance of common stock related to sales facility, net of issuance costs	6,725,691	7	7,704			7,711
Issuance of common stock, net	470,570		538			538
Unrealized loss on marketable securities					(13)	(13)
Net loss				(40,492)		(40,492)
Balance at December 31, 2020	64,320,244	$64	$743,269	$(766,321)	$(1)	$(22,989)
Exercise of stock options	531,864	1	859			860
Stock-based compensation expense			2,695			2,695
Issuance of common stock related to public offering, net of issuance costs	24,150,000	24	85,814			85,838
Issuance of common stock related to sales facility, net of issuance costs	89,520		336			336
Issuance of common stock, net	63,683		92			92
Unrealized gain on marketable securities					1	1
Net loss				(45,262)		(45,262)
Balance at December 31, 2021	89,155,311	$89	$833,065	$(811,583)	$—	$21,571

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
Cash Equivalents and Available-For-Sale Securities
Cash equivalents and available-for-sale securities primarily consist of money market funds and U.S. Treasury securities. We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents, which consist of money market funds and U.S. Treasury securities, are stated at fair value. They are also readily convertible to known amounts of cash and have such short-term maturities that each presents insignificant risk of change in value due to changes in interest rates. Our classification of cash equivalents is consistent with prior periods.
We determine the appropriate classification of marketable securities at the time of purchase and reevaluate such designation at each balance sheet date. We have classified all of our marketable securities at December 31, 2021 and 2020 as “available-for-sale.” We carry available-for-sale securities at fair value. Unrealized gains and losses on available-for-sale debt securities are reported in accumulated other comprehensive income (loss), which is a separate component of stockholders’ equity.
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

Liquidity
As of December 31, 2021, our cash and cash equivalents balance was $80.7 million. We have primarily incurred operating losses since inception and have relied on our ability to fund our operations through collaboration and license arrangements, or other strategic arrangements, and through the sale of stock.
We expect to continue to spend significant resources to fund the development and potential commercialization of eganelisib, also known as IPI-549, an orally administered immuno-oncology product candidate that selectively inhibits the enzyme phosphoinositide-3 kinase gamma, or PI3K gamma, and to incur significant operating losses for the foreseeable future.
We believe that our existing cash and cash equivalents at December 31, 2021 will be adequate to satisfy our current operating plans for at least the next twelve months from the issuance date of these financial statements.
Concentration of Credit Risk
Cash and cash equivalents are primarily maintained with two major financial institutions in the United States. Deposits at banks may exceed the insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. Financial instruments that potentially subject us to concentration of credit risk primarily consist of available-for-sale securities. Available-for-sale securities consist of U.S. Treasury securities. Our investment policy, which has been approved by our Board of Directors, limits the amount that we may invest in any one issuer of investments, thereby reducing credit risk concentrations.
Property and Equipment
Property and equipment are stated at cost. Depreciation is recorded using the straight-line method over the estimated useful lives of the applicable assets. Application development costs incurred for computer software developed or obtained for internal use are capitalized. Upon sale or retirement, the cost and related accumulated depreciation are eliminated from the respective account, and the resulting gain or loss, if any, is included in current operations. Amortization of leasehold improvements, building improvements and finance leases is recorded as depreciation expense and included in research and development and general and administrative expense, as applicable. Repairs and maintenance charges that do not increase the useful life of the assets are charged to operations as incurred. Property and equipment are depreciated over the following periods:

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
Liabilities Related to Sale of Future Royalties
We treat the liabilities related to sale of future royalties (see Note 9) as debt financings, amortized under the effective interest rate method over the estimated life of the related expected royalty stream. The liabilities related to sale of future royalties and the debt amortization are based on our current estimates of future royalties expected to be paid over the life of the arrangement. We will periodically assess the expected royalty payments using projections from external sources. To the extent our estimates of future royalty payments are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, we will adjust the effective interest rate and recognize related non-cash interest expense on a prospective basis. Non-cash royalty revenue is reflected as royalty revenue, and non-cash amortization of debt is reflected as interest expense in the Consolidated Statements of Operations and Comprehensive Loss.
Leases
We have entered into leases for office space and a data center. As of January 1, 2019, we adopted the provisions of Accounting Standards Codification, or ASC, Topic 842, Leases, or ASC 842. Accordingly, we recorded a right-of-use asset and a corresponding lease liability related to our leases. Rights and obligations related to our leases are included within operating lease right-of-use assets, accrued expenses and other current liabilities, and operating lease liability, less current portion in the Consolidated Balance Sheets.
We recognize a right-of-use asset and a lease liability upon the commencement of a lease that has a term of more than twelve months. We combine lease and nonlease components for our leases. Lease payments included in determining the right-of-use asset and lease liability recognized include fixed payments to be paid over the term of the lease, less any lease incentives to be paid or payable to us by the lessor. Variable lease payments are included if they are based on an index or rate. Variable lease payments that are not based on an index or rate are recognized as expense in the period incurred. The lease term is determined at lease commencement, and includes the noncancellable period during which we have the right to use the underlying asset. Any period covered by an option to extend or terminate a lease is also included in the lease term if we are reasonably certain that the option to extend will be exercised or the option to terminate will not be exercised.
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
Research and Development Expense
Research and development expense consists of expenses incurred in performing research and development activities, including salaries and benefits, overhead expenses including facilities expenses, materials and supplies, preclinical expenses, clinical trial and related clinical manufacturing expenses, comparator and combination drug expenses, stock-based compensation expense, depreciation of property and equipment, contract services, and other outside expenses. We also include as research and development expense upfront license payments related to acquired technologies which have not yet reached technological feasibility and have no alternative use. We expense research and development costs as they are incurred. Prepaid comparator and combination drug expenses are capitalized and then recognized as expense when title transfers to us. We have been a party to collaboration agreements in which we were reimbursed for work performed on behalf of the collaborator, as well as one in which we reimbursed the collaborator for work it had performed. We record all appropriate expenses under our collaborations as research and development expense. If the arrangement provides for reimbursement of research and development expenses incurred by us, we evaluate the terms of the arrangement to determine whether the reimbursement should be recorded as revenue or as an offset to research and development expense. If the arrangement provides for us to reimburse the collaborator for research and development expenses or for the achievement of a development milestone for which a payment is due, we record the reimbursement or the achievement of the development milestone as research and development expense.
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
Due to the uncertainty surrounding the realization of the net deferred tax assets in future periods, we have recorded a full valuation allowance against our otherwise recognizable net deferred tax assets as of December 31, 2021 and 2020.

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

	At December 31,
	2021	2020
Stock options	12,689,439	12,664,664
Unvested restricted stock	50,000	—
Warrants (excluded from treasury stock method)	—	1,000,000
Comprehensive Loss
Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss is comprised of unrealized holding gains and losses arising during the period on available-for-sale securities that are not other-than-temporarily impaired. During the year ended December 31, 2021, there were no material reclassifications out of accumulated other comprehensive loss.
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
In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, or ASU No. 2021-10, which requires additional annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. The additional disclosures required by this standard include 1) information about the nature of the transactions and the related accounting policy used to account for the transactions, 2) the financial statement line items that are impacted by the transactions and the amounts applicable to each financial statement line item and 3) significant terms and conditions of the transactions, including commitments and contingencies. ASU No. 2021-10 is effective for annual periods beginning after December 15, 2021, with early adoption permitted. We are currently evaluating the impact of ASU No. 2021-10 on our consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a

Service Contract, or ASU No. 2018-15, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. We adopted this standard effective January 1, 2020 on a prospective basis. The adoption of the standard has not had a material impact on our consolidated financial statements.
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
2019 Equity Incentive Plan
Our 2019 Equity Incentive Plan, or the 2019 Plan, was approved by our stockholders in June 2019. The 2019 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, or IRC, as well as nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based and cash-based awards. Up to 6,031,009 shares of our common stock may be issued pursuant to awards granted under the 2019 Plan, plus an additional amount of our common stock underlying awards issued under the 2010 Stock Incentive Plan, or the 2010 Plan, that expire or are canceled without the holders receiving any shares under those awards. As of December 31, 2021, an aggregate of 5,226,973 shares of our common stock were reserved for issuance upon the exercise of outstanding awards, and up to 2,069,146 shares of common stock may be issued pursuant to awards granted under the 2019 Plan.
2010 Stock Incentive Plan
The 2010 Plan provided for the grant of incentive stock options under the IRC, as well as nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based and cash-based awards. As of December 31, 2021, an aggregate of 6,912,466 shares of our common stock were reserved for issuance upon the exercise of outstanding awards granted under the 2010 Plan. The 2010 Plan was terminated upon approval of the 2019 Plan; therefore, no further grants may be made under the 2010 Plan.
2013 Employee Stock Purchase Plan
Our ESPP permits eligible employees to purchase shares of our common stock at a discount and consists of consecutive, overlapping 24-month offering periods, each consisting of four six-month purchase periods. On the first day of each offering period, each employee who is enrolled in the ESPP will automatically receive an option to purchase up to a whole number of shares of our common stock. The purchase price of each of the shares purchased, in a given purchase period, will be 85% of the closing price of a share of our common stock, on the first day of the offering period or the last day of the purchase period, whichever is lower. During the year ended December 31, 2021, 57,561 shares of common stock were purchased for total proceeds of approximately $0.1 million. During the year ended December 31, 2020, 91,696 shares of common stock were purchased for total proceeds of approximately $0.1 million.
Compensation Expense
Total stock-based compensation expense, related to all equity awards, comprised the following:

	Year Ended December 31,
	2021	2020
	(in thousands)
Research and development	$830	$383
General and administrative	1,865	1,073
Total stock-based compensation expense	$2,695	$1,456
As of December 31, 2021, we had approximately $5.6 million of total unrecognized compensation cost related to unvested common stock options and awards under our ESPP, which are expected to be recognized over a weighted-average period of 2.7 years.

Stock Options
Valuation Assumptions
We estimate the fair value of stock options at the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	December 31,
	2021	2020
Risk-free interest rate	0.9%	1.0%
Expected annual dividend yield	—	—
Expected stock price volatility	106.3%	98.3%
Expected term of options	5.9 years	5.7 years
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
We recognize forfeitures related to employee share-based payments as they occur.
A summary of our stock option activity for the year ended December 31, 2021 is as follows:

	Stock Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2021	12,664,664	$3.51
Granted	999,040	3.32
Exercised	(531,864)	1.62
Forfeited	(221,708)	1.87
Expired	(220,693)	7.50
Outstanding at December 31, 2021	12,689,439	$3.53	6.4	$7.0
Exercisable at December 31, 2021	9,076,912	$4.15	5.6	$5.2
The weighted-average fair value per share of options granted during the years ended December 31, 2021 and 2020 was $2.69 and $1.15, respectively.
The aggregate intrinsic value of options outstanding at December 31, 2021 was calculated based on the positive difference, if any, between the closing fair market value of our common stock on December 31, 2021 and the exercise price of the underlying options.
The aggregate intrinsic value of options exercised during the year ended December 31, 2021 was $0.8 million.
No related income tax benefits were recorded during the years ended December 31, 2021 or 2020.
We settle employee stock option exercises with newly issued shares of our common stock.

4. Cash, Cash Equivalents and Available-for-Sale Securities
The following is a summary of cash, cash equivalents and available-for-sale securities:

	December 31, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$80,726	$—	$—	$80,726
Total cash and cash equivalents	$80,726	$—	$—	$80,726

	December 31, 2020
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$28,593	$—	$—	$28,593
Available-for-sale securities:
U.S. Treasury securities due in one year or less	5,516	—	(1)	5,515
Total available-for-sale securities	5,516	—	(1)	5,515
Total cash, cash equivalents and available-for-sale securities	$34,109	$—	$(1)	$34,108
We evaluated our securities for other-than-temporary impairments based on quantitative and qualitative factors as of December 31, 2020. As of December 31, 2021, we did not hold any securities in an unrealized loss position.
We had no material realized gains or losses on our available-for-sale securities for the years ended December 31, 2021 and 2020. There were no other-than-temporary impairments recognized for the years ended December 31, 2021 and 2020.

5. Fair Value
The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2021 and 2020:

	December 31, 2021
	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash and cash equivalents	$80,726	$—	$—
Total assets	$80,726	$—	$—

Liabilities:
Warrant liability	$—	$—	$220
Total liabilities	$—	$—	$220

	December 31, 2020
	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash and cash equivalents	$28,593	$—	$—
U.S. Treasury securities	—	5,515	—
Total assets	$28,593	$5,515	$—

Liabilities:
Warrant liability	$—	$—	$198
Total liabilities	$—	$—	$198
The fair value of the available-for-sale securities and cash and cash equivalents is based on the following inputs for U.S. Treasury securities: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including TRACE® reported trades.
There have been no changes to our valuation methods during the year ended December 31, 2021. We had no available-for-sale securities that were classified as Level 3 at any point during the year ended December 31, 2021.
Warrant liability relates to potential future warrants that may be issued. The fair value of the warrant liability on the date of the commitment and on each re-measurement date for those warrants classified as liabilities was estimated using the Monte Carlo simulation model, which involves a series of simulated future stock price paths over the remaining life of the commitment. The fair value is estimated by taking the average of the fair values under each of many Monte Carlo simulations. The fair value estimate is affected by our stock price, as well as estimated future financing needs, including timing and sources of the financing and subjective variables including expected stock price volatility over the remaining life of the commitment and risk-free interest rate. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The fair value of the warrant liability as of December 31, 2021 and December 31, 2020 has been included in other liabilities on our consolidated balance sheet. See Note 9 for further discussions of the accounting for the warrants.
The carrying amounts reflected in the consolidated balance sheets for prepaid expenses and other current assets, other assets, accounts payable and accrued expenses and other current liabilities approximate their fair value due to their short-term maturities.

6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	December 31,
	2021	2020
	(in thousands)
Prepaid expenses	$1,143	$1,528
Other current assets	399	234
Restricted cash, current portion	—	150
Total prepaid expenses and other current assets	$1,542	$1,912

7. Property and Equipment
Property and equipment consist of the following:

	December 31,
	2021	2020
	(in thousands)
Computer equipment and software	$1,904	$1,893
Furniture and fixtures	446	446
Leasehold improvements	1,743	1,743
	4,093	4,082
Less accumulated depreciation	(2,852)	(2,372)
	$1,241	$1,710

8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2021	2020
	(in thousands)
Accrued clinical	$4,998	$3,168
Accrued compensation and benefits	2,835	2,385
Accrued development	755	343
Liability related to sale of future royalties, net, current portion	897	848
Operating lease liability, current portion	519	489
Other	976	832
Total accrued expenses	$10,980	$8,065

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
We recognized the receipt of the $30.0 million payment from HCR as a liability, net of debt discount and issuance costs of approximately $2.4 million. As the basis for our determination, we considered, in accordance with the relevant accounting guidance, the potential for the royalty stream to revert back to us if specified royalty thresholds have been met and our right to terminate the HCR Agreement by making a payment to achieve the threshold. We are not obligated to repay any of the proceeds received under the HCR Agreement. In order to determine the amortization of the liability, we are required to estimate the total amount of future net royalty payments to be made to HCR over the term of the HCR Agreement. The total threshold of net royalties to be paid, less the net proceeds received, will be recorded as interest expense over the life of the liability. We impute interest on the unamortized portion of the liability using the effective interest method. Interest and debt discount amortization expense is reflected as non-cash interest expense in the Consolidated Statements of Operations and Comprehensive Loss. Over the course of the HCR Agreement, the actual interest rate will be affected by the amount and timing of royalty revenue recognized and changes in forecasted royalty revenue. On a quarterly basis, we reassess the effective interest rate and adjust the rate prospectively as needed.

The following table shows the activity within the liability account for the years ended December 31, 2021 and 2020:

	December 31,
	2021	2020
	(in thousands)
Liability related to sale of future royalties - beginning balance	$28,869	$29,626
Non-cash royalty revenue	(984)	(910)
Non-cash interest expense recognized	153	153
Liability related to sale of future royalties, net - ending balance	$28,038	$28,869
Less: current portion	(897)	(848)
Liability related to sale of future royalties, net, less current portion	$27,141	$28,021
As royalties are due to HCR by Secura Bio, the balance of the recognized liability will be effectively repaid over the life of the HCR Agreement. There are a number of factors that could materially affect the amount and timing of royalty payments from Secura Bio, none of which are within our control.
BVF Agreement
On January 8, 2020, or the BVF Closing Date, we entered into a funding agreement, or the BVF Funding Agreement, with BVF Partners, L.P., or BVF, and Royalty Security, LLC, a wholly owned subsidiary of BVF, or the Buyer. BVF was subsequently replaced as a party to the BVF Funding Agreement with Royalty Security Holdings, LLC. The BVF Funding Agreement provides for the acquisition by the Buyer of our interest in all royalty payments based on worldwide annual net sales of a clinical-stage product candidate IPI-926, or patidegib, part of the hedgehog inhibitor program we licensed to PellePharm Inc., or PellePharm, in 2013, or the BVF Licensed Product, excluding relevant Trailing Mundipharma Royalties, as defined in Note 11, which is related to patidegib. We refer to all BVF Licensed Product royalties owed to us less Trailing Mundipharma Royalties as the Royalty or Royalties. Such Royalties are owed to us pursuant to the PellePharm Agreement, as defined in Note 11, entered into by and between us and PellePharm. The Buyer and BVF are affiliates of Biotechnology Value Fund, L.P., which beneficially owned approximately 30% of our common stock at the time of the transaction. Effective February 17, 2021, Biotechnology Value Fund, L.P. is no longer considered our related party.
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
We recognized the proceeds received under the BVF Funding Agreement as a related party liability that will be amortized using the effective interest method over the life of the arrangement. We recorded the receipt of the $20.0 million Upfront Purchase Price as a liability, net of debt issuance costs of approximately $0.4 million and warrant liability of $0.3 million. The related party liability has been reclassified to liabilities related to sale of future royalties since Biotechnology Value Fund, L.P. is no longer considered our related party. We are not obligated to repay any of the proceeds received under the BVF Funding Agreement. In order to determine the amortization of the liability, we are required to estimate the total amount of potential future net royalty payments to be made by PellePharm to the Buyer over the term of the BVF Funding Agreement. The total estimated net royalties to be paid, less the net proceeds received, will be recorded as interest expense over the life of the liability. Interest and debt discount amortization expense is reflected as non-cash related party interest expense as of December 31, 2020 and non-cash interest expense as of December 31, 2021 in our Consolidated Statements of Operations and Comprehensive Loss. Over the course of the BVF Funding Agreement, the actual interest rate will be affected by the amount and timing of royalty revenue recognized, if any, and changes in forecasted royalty revenue. There are a number of factors that could materially affect the amount and timing of royalty payments from PellePharm, none of which are within our control. On a quarterly basis, we will reassess the effective interest rate and adjust the rate prospectively as needed.

The following table shows the activity within the liability account for the years ended December 31, 2021 and 2020:

	December 31,
	2021	2020
	(in thousands)
Liability related to sale of future royalties - beginning balance	$21,559	$—
Proceeds from sale of future royalties	—	20,000
Debt discount and issuance costs	—	(428)
Warrant liability	—	(305)
Non-cash interest expense recognized	27	2,292
Liability related to sale of future royalties, net - ending balance	$21,586	$21,559
For so long as we have not exercised an option to repurchase the Buyer’s equity interest under the BVF Funding Agreement, (a) if, during the 36-month period following the BVF Closing Date, we issue a specified number of shares of our common stock, which we refer to as the Warrant Threshold, and (b) any shares in excess of the Warrant Threshold are issued for consideration to us of less than $3.75 per share (as adjusted for any stock splits, reverse stock splits or other similar recapitalization events), or the Threshold Price, then we are obligated to issue to BVF warrants to purchase a number of shares of our common stock. Such warrants would equal 50% of the number of qualifying shares at an exercise price equal to 1.5 times the price per share of such qualifying shares issued. The requirement to issue warrants to BVF does not apply to certain issuances of our common stock. As of December 31, 2021, the Warrant Threshold has been met and any future qualifying shares of our common stock issued below the Price Threshold will result in warrants to purchase our common stock to be issued to BVF. No warrants have been issued to BVF as of December 31, 2021.
We determined that the commitment to issue warrants represents a freestanding financial instrument and accounted for it as a liability as of the BVF Closing Date. The fair value of the warrant liability was estimated using the Monte Carlo simulation model. The fair value of the warrant liability as of December 31, 2021 has been included in other liabilities on our consolidated balance sheet. We will re-measure the warrant liability at each reporting date. Changes in fair value of the warrant liability are included in investment and other income (expense) in our consolidated statements of operations and comprehensive loss. See Note 5 for further discussions of the fair value of the warrants.

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
Beginning August 1, 2019, or the Rent Commencement Date, the total base rent of the Lease was $47,961 per month and increases by approximately 3% on each anniversary of the Rent Commencement Date until the Expiration Date. In addition to the base rent, we are also responsible for our share of the operating expenses, insurance, real estate taxes and certain capital costs, and we are responsible for utility expenses in the Leased Premises, all in accordance with the terms of the Lease. Pursuant to the terms of the Lease, we provided a security deposit in the form of a letter of credit in the initial amount of $300,000, which was reduced to $150,000 during the year ended December 31, 2021 in accordance with the terms of the Lease. The initial security deposit plus the associated bank fee of $15,000 is included in our consolidated balance sheet as prepaid expenses and other current assets and restricted cash, less current portion as of December 31, 2020. The remaining portion of the security deposit plus the associated bank fee of $7,500 is included in our consolidated balance sheet as restricted cash as of December 31, 2021. The Landlord provided a lease incentive allowance of $0.6 million to fund certain improvements to be made by us to the Leased Premises.
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
We have recorded a right-of-use asset and lease liability related to our data center lease and the Lease. The lease of our data center expired during the year ended December 31, 2021. The following is a summary of our current lease included in the respective balance sheet classifications:

	December 31,
	2021	2020
Assets	(in thousands)
Operating lease right-of-use assets	$1,064	$1,419
Liabilities
Accrued expenses and other current liabilities	$519	$489
Operating lease liability	917	1,436
Total lease liabilities	$1,436	$1,925
As of December 31, 2021, the weighted average term remaining on our lease is 2.6 years, and the weighted average discount rate is 10%. As of December 31, 2020, the weighted average term remaining on our leases was 3.5 years, and the weighted average discount rate was 10%.
Operating lease costs, including variable costs, of $0.7 million were incurred during both the years ended December 31, 2021 and 2020. Cash paid for amounts included in the measurement of lease liabilities were $0.7 million during both the years ended December 31, 2021 and 2020.
As of December 31, 2021, future minimum lease payments of our operating lease liabilities are as follows:

Operating Leases
(in thousands)
2022	$640
2023	658
2024	334
Total future minimum lease payments	1,632
Less: imputed interest	(196)
Total lease liability	$1,436

11. Strategic Agreements
We have worldwide development and commercialization rights to eganelisib, subject to certain obligations to our licensor, Takeda Pharmaceutical Company Limited, or Takeda, as described in more detail below. Additionally, we are obligated to pay Mundipharma International Corporation Limited, or Mundipharma, and Purdue Pharmaceutical Products L.P., or Purdue, a 4% royalty in the aggregate on worldwide net sales of products that were previously subject to our strategic alliance with Mundipharma and Purdue that was terminated in 2012. Such products include eganelisib; duvelisib, the PI3K delta and gamma inhibitor that we licensed to Verastem in 2016, the rights to which Verastem sold to Secura Bio in 2020; and IPI-926, or patidegib, part of the hedgehog inhibitor program we licensed to PellePharm in 2013. We refer to such royalties as Trailing Mundipharma Royalties. After Mundipharma and Purdue have recovered approximately $260.0 million in royalty payments from all products that were previously subject to the strategic alliance, which represents the funding paid to us for research and development services performed by us under this strategic alliance, the Trailing Mundipharma Royalties will be reduced to a 1% royalty on net sales in the United States of such products. As of December 31, 2021, Mundipharma and Purdue have recovered $2.2 million.

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
Duvelisib
Pursuant to the Takeda Agreement, prior to March 4, 2019, we were obligated to share equally with Takeda all revenue arising from certain qualifying transactions for duvelisib, including the Secura Bio Agreement, subject to certain exceptions including revenue we receive as reimbursement for duvelisib research and development expenses. On March 4, 2019, we entered into the fourth amendment to the Takeda Agreement, or the Takeda Amendment. Pursuant to the Takeda Amendment, Takeda agreed (i) to the sale of certain royalty payments based on worldwide annual net sales of Licensed Products under the Secura Bio Agreement to HCR, (ii) to forego its rights to an equal share of the royalties due from Secura Bio during the term of the HCR Agreement, and (iii) not to seek any payment from HCR with respect to the royalties owed to Takeda. As consideration for the Takeda Amendment, we paid Takeda $6.7 million representing 25% of the $30.0 million in gross proceeds we received from the closing of the HCR Agreement, net of 25% of the expenses incurred by us in connection with the HCR Agreement. In addition, we agreed to pay Takeda 25% of the royalties that would have been payable to us by Secura Bio but for the consummation of the HCR Agreement, which we refer to as the Interim Obligation. During each of the years ended December 31, 2021 and 2020, we recognized $0.2 million of Interim Obligation amounts owed to Takeda as royalty expense.

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
Eganelisib
Pursuant to the Takeda Agreement, we are obligated to pay Takeda $3.0 million in a remaining success-based development milestone payment and up to $165.0 million in remaining regulatory and commercial-based milestone payments for one product candidate other than duvelisib, which could be eganelisib.
12. Income Taxes
We did not have any income tax expense for the years ended December 31, 2021 or 2020.
Our income tax expense for the years ended December 31, 2021 and 2020 differed from the expected U.S. federal statutory income tax expense as set forth below:

	Years Ended December 31,
	2021	2020
	(in thousands)
Expected federal tax benefit	$(9,505)	$(8,503)
Permanent differences	191	211
State taxes, net of the deferred federal benefit	(3,024)	(2,563)
Tax credit carryforwards	(1,416)	(837)
Adjustments to deferred tax assets and deferred tax liabilities	226	852
Other	(93)	69
Change in valuation allowance	13,621	10,771
Income tax expense (benefit)	$—	$—

The significant components of our deferred tax assets and liabilities are as follows:

	Years Ended December 31,
	2021	2020
	(in thousands)
Deferred tax assets (liabilities):
Net operating loss carryforwards	$164,969	$151,752
Tax credit carryforwards	44,302	42,645
Intangible assets	15,151	17,028
Accrued expenses	1,255	645
Stock-based compensation	5,109	4,976
Sale of future royalties	13,557	13,742
Other	22	(44)
Valuation allowance	(244,365)	(230,744)
Net deferred tax assets	$—	$—
We have recorded a valuation allowance against our deferred tax assets in each of the years ended December 31, 2021, and 2020 because we believe that it is more likely than not that these assets will not be realized. The valuation allowance increased by approximately $13.6 million during the year ended December 31, 2021 primarily as a result of the increase in our unbenefited net operating loss for the current period. The valuation allowance increased by approximately $10.8 million during the year ended December 31, 2020 primarily as a result of the increase in our unbenefited net operating loss for the period and the BVF Agreement which created a deferred tax asset in the year due to the inclusion of the royalty sale proceeds in taxable income for 2020.
Subject to the limitations described below, at December 31, 2021, we have cumulative net operating loss carryforwards of approximately $631.3 million and $512.6 million available to reduce federal and state taxable income, respectively. For federal purposes, the net operating loss carryforwards have begun to expire and will continue to expire through 2037 for losses incurred before January 1, 2018. Federal losses generated after December 31, 2017 do not expire. As of December 31, 2021, we have approximately $106.6 million of federal losses that do not expire. The state net operating loss carryforwards begin to expire in 2031 and continue to expire through 2041. In addition, we have cumulative federal and state tax credit carryforwards of $36.3 million and $10.2 million, respectively, available to reduce federal and state income taxes which expire through 2041 and 2036, respectively. Our net operating loss carryforwards and tax credit carryforwards are limited as a result of certain ownership changes, as defined under Sections 382 and 383 of the Internal Revenue Code. This limits the annual amount of these tax attributes that can be utilized to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on our value immediately prior to an ownership change. Subsequent ownership changes may affect the limitation in future years. The net operating losses and tax credit carryforwards that have and will expire unused in the future as a result of Section 382 and 383 limitations have been excluded from the amounts disclosed above. The latest Section 382 study was performed through December 31, 2018. Ownership changes after that date could further reduce the Company’s ability to utilize the net operating loss and other attribute carryforwards.
At December 31, 2021 and 2020, we had no unrecognized tax benefits. As of December 31, 2021 and 2020, we had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in our Consolidated Statements of Operations and Comprehensive Loss. We will recognize interest and penalties related to uncertain tax positions in income tax expense. For all years through December 31, 2021, we generated research credits but have not conducted a study to document the qualified activities. This study may result in an adjustment to our research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against our research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.
We file U.S. federal and Massachusetts state income tax returns. The statute of limitations for assessment by the Internal Revenue Service, or IRS, and state tax authorities is closed for tax years prior to 2018, although carryforward attributes that were generated prior to tax year 2018 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period.

13. Stockholders’ Equity
Common Stock Sales Facility
On June 28, 2019, we entered into a Capital on Demand Sales Agreement with JonesTrading Institutional Services LLC, or JonesTrading, and on July 29, 2019 we amended and restated the sales agreement to add B. Riley Securities (f/k/a B. Riley FBR, Inc.), or B. Riley Securities, as a party to the agreement. On July 27, 2021, we entered into an amendment to the agreement to increase the maximum aggregate offering price of the shares of common stock that we may issue and sell from time to time under the agreement by $75.0 million to an aggregate of $95.0 million. We refer to the amended and restated sales agreement, as amended, as the ATM Sales Agreement. As of December 31, 2021, we had an aggregate of $86.8 million available for future sales. Pursuant to the ATM Sales Agreement we may offer and sell shares of our common stock from time to time through JonesTrading or B. Riley Securities, each acting as our sales agent. We have agreed to pay commissions to the sales agents for their services in acting as agents in the sale of our common stock in the amount of up to 3.0% of the gross proceeds from sales of our common stock pursuant to the ATM Sales Agreement. Sales of shares of our common stock under the ATM Sales Agreement may be made by any method that is deemed to be an “at-the-market-offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. With our prior written approval, JonesTrading or B. Riley Securities may also sell the shares by any other method permitted by law, including in negotiated transactions. We and JonesTrading or B. Riley Securities may suspend or terminate the offering of shares upon notice to the other parties and subject to other conditions. During the year ended December 31, 2021, we issued and sold 89,520 shares of common stock at a weighted average price per share of $3.83 at-the-market pursuant to the ATM Sales Agreement for $0.3 million in net proceeds. During the year ended December 31, 2020, we issued and sold 6,725,691 shares of common stock at a weighted average price per share of $1.17 at-the-market pursuant to the ATM Sales Agreement for $7.7 million in net proceeds.
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
Warrants
On February 24, 2014, we entered into a facility agreement with affiliates of Deerfield Management Company, L.P., or Deerfield. In connection with the execution of the original facility agreement, we issued to Deerfield warrants to purchase an aggregate of 1,000,000 shares of common stock at an exercise price of $13.83 per share. The warrants have dividend rights to the same extent as if the warrants were exercised into shares of common stock. The warrants expire on the seventh anniversary of their issuance and contain certain limitations that prevent the holder from acquiring shares upon exercise of a warrant that would result in the number of shares beneficially owned by the holder exceeding 9.985% of the total number of shares of common stock then issued and outstanding. During the year ended December 31, 2021, the warrants expired without being exercised.
14. Defined Contribution Benefit Plan
We sponsor a 401(k) retirement plan in which substantially all of our full-time employees are eligible to participate. Participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. During the years ended December 31, 2021 and 2020, we matched participants’ contributions up to 6% of the participant’s pre-tax salary. Our matching contributions for the years ended December 31, 2021 and 2020 was $0.2 million in both years.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There have been no disagreements with our independent accountants on accounting and financial disclosure matters.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2021. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2021, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our management including our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework (2013). Based on its assessment, management believes that, as of December 31, 2021, our internal control over financial reporting is effective based on those criteria.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The sections titled “Proposal 1—Election of Directors,” “Board and Committee Meetings,” “Delinquent Section 16(a) Reports,” if applicable, and “Corporate Governance Guidelines; Code of Conduct and Ethics” appearing in the definitive proxy statement we will file in connection with our 2022 Annual Meeting of Stockholders are incorporated herein by reference. The information required by this item relating to executive officers may be found in Part I, Item 1 of this report under the heading “Business – Information about our Executive Officers.”
Item 11. Executive Compensation
The section titled “Compensation of Executive Officers” appearing in the definitive proxy statement we will file in connection with our 2022 Annual Meeting of Stockholders is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The sections titled “Stock Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance under Equity Compensation Plans” appearing in the definitive proxy statement we will file in connection with our 2022 Annual Meeting of Stockholders are incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The sections titled “Transactions with Related Persons,” “Policies and Procedures for Related Persons Transactions,” and “Determination of Independence” appearing in the definitive proxy statement we will file in connection with our 2022 Annual Meeting of Stockholders are incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
The section titled “Audit Fees” appearing in the definitive proxy statement we will file in connection with our 2022 Annual Meeting of Stockholders is incorporated herein by reference.
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

(a)(3) Exhibits

		Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K
3.1	Restated Certificate of Incorporation of the Registrant, as amended.	10-Q	7/30/2020	3.1
3.2	Amended and Restated Bylaws of the Registrant.	8-K	3/17/2009	3.1
4.1	Form of Common Stock Certificate.	10-K	3/14/2008	4.1
4.2	Description of Securities Registered Under Section 12 of the Exchange Act	10-K	3/16/2021	4.2
Collaboration Agreements
10.1†	Amended and Restated Development and License Agreement, dated as of December 24, 2012, by and between the Registrant and Intellikine, LLC.	10-K	3/5/2013	10.4
10.2	Amendment to Amended and Restated Development and License Agreement, dated as of July 29, 2014, by and between Registrant and Intellikine LLC.	10-Q	11/10/2014	10.1
10.3	Amendment No. 2 to Amended and Restated Development and License Agreement, dated as of September 27, 2016, by and between Registrant and Intellikine LLC.	10-Q	11/9/2016	10.1
10.4	Amendment No. 3 to Amended and Restated Development and License Agreement, dated as of July 26, 2017, by and between the Registrant and Intellikine LLC.	10-Q	11/7/2017	10.1
10.5	Amendment No. 4 to Amended and Restated Development and License Agreement, dated as of March 4, 2019, by and between the Registrant and Intellikine LLC.	10-Q	5/7/2019	10.1
10.6	Convertible Promissory Note, dated as of July 26, 2017, by and between Registrant and Intellikine LLC.	10-Q	11/7/2017	10.2
10.7†	Amended and Restated License Agreement, dated as of November 1, 2016, by and between the Registrant and Verastem, Inc.	10-K	3/14/2017	10.4
10.8	Termination and Revised Relationship Agreement, dated as of July 17, 2012, between the Registrant and Mundipharma International Corporation Limited.	8-K	7/19/2012	10.2
10.9	Termination and Revised Relationship Agreement, dated as of July 17, 2012, between the Registrant and Purdue Pharmaceutical Products L.P.	8-K	7/19/2012	10.3
Financing Agreements
10.11	Purchase and Sale Agreement, dated as of March 5, 2019, between the Registrant and HealthCare Royalty Partners III, L.P.	10-Q	5/7/2019	10.2
10.12	Protective Rights Agreement, dated as of March 11, 2019, between the Registrant and HCR Collateral Managements, LLC.	10-Q	5/7/2019	10.3
10.13	Capital on Demand™ Sales Agreement, dated June 28, 2019, by and between Infinity Pharmaceuticals, Inc. and JonesTrading Institutional Services LLC.	8-K	6/28/2019	1.1
10.14	Amended and Restated Capital on Demand™ Sales Agreement, dated July 29, 2019, by and among Infinity Pharmaceuticals, Inc. and JonesTrading Institutional Services LLC and B. Riley FBR, Inc.	8-K	7/30/2019	1.1
10.15	Amendment 1 to Amended and Restated Capital on Demand™ Sales Agreement, dated July 29, 2019, by and among Infinity Pharmaceuticals, Inc. and JonesTrading Institutional Services LLC and B. Riley Securities, Inc. (f/k/a B. Riley FBR, Inc.), dated July 27, 2021	10-Q	7/27/2021	10.2
10.15	Purchase Agreement, dated as of February 11, 2021, between the Registrant and Piper Sandler & Co., as representative of the underwriters named therein.	8-K	2/12/2021	1.1
10.16	Funding Agreement, dated January 8, 2020, by and among Infinity Pharmaceuticals, Inc., BVF Partners, L.P., and Royalty Security, LLC.	10-K	3/3/2020	10.15
10.17	Novation and Amendment Agreement, dated January 27, 2020, by and among Infinity Pharmaceuticals, Inc., BVF Partners, L.P., Royalty Security, LLC, and Royalty Security Holdings, LLC	10-K	3/3/2020	10.16

		Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing date	Exhibit Number	Filed with this 10-K
Leases
10.18	Lease Agreement, dated April 3, 2019, between Registrant and Sun Life Assurance Company of Canada.	10-Q	5/7/2019	10.4
Equity Plans
10.19*	2010 Stock Incentive Plan.	8-K	5/28/2010	10.1
10.20*	Form of Incentive Stock Option Agreement under 2010 Stock Incentive Plan.	8-K	5/28/2010	10.2
10.21*	Form of Nonstatutory Stock Option Agreement under 2010 Stock Incentive Plan.	8-K	5/28/2010	10.3
10.22*	Form of Restricted Stock Agreement under 2010 Stock Incentive Plan	10-K	3/14/2017	10.23
10.23*	Form of Nonstatutory Stock Option Agreement for Inducement Grant Pursuant to Nasdaq Stock Market Rule 5635(c)(4)	10-K	3/14/2017	10.24
10.24*	Form of Stock Option Award Agreement for Inducement Grant Pursuant to Nasdaq Stock Market Rule 5635(c)(4)	S-8	8/2/2021	99.1
10.25*	Form of Restricted Stock Unit Agreement for Inducement Grant Pursuant to Nasdaq Stock Market Rule 5635(c)(4)	S-8	8/2/2021	99.2
10.26*	Amendment No. 1 to 2010 Stock Incentive Plan.	8-K	12/14/2010	99.2
10.27*	Amendment No. 2 to 2010 Stock Incentive Plan.	8-K	5/18/2012	99.1
10.28*	Amendment No. 3 to 2010 Stock Incentive Plan.	8-K	6/13/2013	10.1
10.29*	Amendment No. 4 to 2010 Stock Incentive Plan.	8-K	6/13/2013	10.1
10.31*	Amendment No. 5 to 2010 Stock Incentive Plan.	8-K	6/16/2015	10.1
10.32*	Amendment No. 6 to 2010 Stock Incentive Plan.	10-Q	5/4/2016	10.1
10.33*‡	2013 Employee Stock Purchase Plan, as amended.	DEF14A	4/26/2021	A
10.34*	2019 Equity Incentive Plan.	DEF14A	4/24/2019	A
10.35*	Form of Stock Option Agreement under 2019 Equity Incentive Plan.	10-Q	7/30/2019	10.3
Agreements With Executive Officers
10.36*	Offer Letter between the Registrant and Lawrence E. Bloch, M.D., J.D. dated May 15, 2012.	8-K	7/25/2012	10.1
10.37*	Offer Letter between IDI and Adelene Perkins dated as of February 6, 2002.	8-K	9/18/2006	10.11
10.38*	Amendment to Offer Letter between IDI and Adelene Perkins dated as of October 25, 2007.	8-K	10/30/2007	99.5
10.39*	Offer Letter between the Registrant and Seth A. Tasker, J.D. dated February 22, 2008	10-K	3/14/2017	10.34
10.40*	Employment Retention Incentive Package Letter Agreement between the Registrant and Seth Tasker, J.D. dated July 1, 2016	10-K	3/14/2017	10.35
10.41*	Offer Letter between the Registrant and Stephane Peluso, Ph.D., dated July 12, 2021.	10-Q	11/2/2021	10.1
10.42*	Offer Letter between the Registrant and Robert Ilaria, Jr., M.D., dated August 11, 2021.	10-Q	11/2/2021	10.2
10.43*	Infinity Pharmaceuticals, Inc. Executive Severance Benefits Plan effective February 6, 2013.	8-K	2/12/2013	10.1
10.44*	Amendment No. 1, dated August 3, 2018, to Infinity Pharmaceuticals, Inc. Executive Severance Benefits Plan.	10-Q	11/5/2018	10.2
Subsidiaries
21.1	Subsidiaries of the Registrant.	10-K	3/3/2020	21.1

Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing date	Exhibit Number	Filed with this 10-K
Consent
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. Filed herewith.				X
Certifications
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. Filed herewith.				X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. Filed herewith.				X
32.1	Statement of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.				X
32.2	Statement of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.				X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

†	Confidential treatment has been requested and/or granted as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.
‡	Complete exhibit filed on March 3, 2020 on our Form 10-K for the fiscal year ended December 31, 2019 replaces the incomplete exhibit previously filed on July 30, 2019 in our Form 10-Q for the quarter ended June 30, 2019.
*	Indicates management contract or compensatory plan

Item 16. Form 10-K Summary
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFINITY PHARMACEUTICALS, INC.

Date: March 29, 2022	By:	/s/ ADELENE Q. PERKINS
Adelene Q. Perkins Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ADELENE Q. PERKINS Adelene Q. Perkins	Chief Executive Officer; Chair of the Board of Directors	March 29, 2022
(Principal Executive Officer)

/s/ LAWRENCE E. BLOCH, M.D., J.D. Lawrence E. Bloch, M.D., J.D.	President	March 29, 2022
(Principal Financial Officer, Principal Accounting Officer)

/s/ SAMUEL AGRESTA, M.D., M.P.H. Samuel Agresta, M.D., M.P.H	Director	March 29, 2022

/s/ DAVID BEIER, J.D. David Beier, J.D.	Director	March 29, 2022

/s/ ANTHONY B. EVNIN, PH.D. Anthony B. Evnin, Ph.D.	Director	March 29, 2022

/s/ RICHARD GAYNOR, M.D. Richard Gaynor, M.D.	Director	March 29, 2022

/s/ BRIAN SCHWARTZ, M.D. Brian Schwartz, M.D.	Director	March 29, 2022

/s/ NORMAN C. SELBY Norman C. Selby	Director	March 29, 2022