Form 10-Q
period 2022-03-31
INFINITY PHARMACEUTICALS, INC.
filed 2022-05-03
CIK 1113148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on April 26, 2022: 89,155,311

INFINITY PHARMACEUTICALS, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

Cautionary Note Regarding Forward-Looking Information
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1999. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management and expected market growth, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. The forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon information available to us as of the date such statements are made and, while we believe such information forms a reasonable basis for such statements at the time made, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information.
There are a number of important risks and uncertainties that could cause actual results or events to differ materially from those indicated by forward-looking statements made herein. These risks and uncertainties include those inherent in pharmaceutical research and development, such as adverse results in our drug discovery and clinical development activities, decisions made by the U.S. Food and Drug Administration, or FDA, and other regulatory authorities with respect to the development and commercialization of our product candidates, our ability to obtain, maintain and enforce intellectual property rights for our product candidates, our dependence on our alliance partners, our competitive position, our ability to obtain any necessary financing to conduct our planned activities, our ability to implement our strategic plans, our ability to achieve cost-savings benefits from our restructuring and other risks described herein. These risks also include the direct and indirect impact of COVID-19 on our business operations and financial results.
We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. Important factors that could cause actual results to differ materially from those in these forward-looking statements include the factors discussed under the heading “Summary of Risk Factors” and the risk factors detailed further in Item 1A, “Risk Factors” of Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2021 and those included under Part II, Item 1A of this Quarterly Report on Form 10-Q. Unless required by law, we do not undertake any obligation to update any forward-looking statements.
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

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$53,125	$80,726
Available-for-sale securities	14,015	—
Prepaid expenses and other current assets	2,960	1,542
Total current assets	70,100	82,268
Property and equipment, net	1,137	1,241
Restricted cash, less current portion	158	158
Operating lease right-of-use assets	977	1,064
Other assets	206	54
Total assets	$72,578	$84,785
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,004	$2,320
Accrued expenses and other current liabilities	11,390	10,980
Total current liabilities	13,394	13,300
Liabilities related to sale of future royalties, net, less current portion (Note 9)	48,377	48,727
Operating lease liability, less current portion	777	917
Other liabilities	48	270
Total liabilities	62,596	63,214
Commitments and contingencies
Stockholders’ equity:
Preferred Stock, $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common Stock, $0.001 par value; 200,000,000 shares authorized; 89,155,311 shares issued and outstanding at March 31, 2022 and December 31, 2021	89	89
Additional paid-in capital	833,932	833,065
Accumulated deficit	(824,019)	(811,583)
Accumulated other comprehensive loss	(20)	—
Total stockholders’ equity	9,982	21,571
Total liabilities and stockholders’ equity	$72,578	$84,785
The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Royalty revenue	$652	$467
Operating expenses:
Research and development	8,990	8,201
General and administrative	3,676	3,566
Royalty expense (Note 11)	393	282
Total operating expenses	13,059	12,049
Loss from operations	(12,407)	(11,582)
Other income (expense):
Investment and other income (expense)	16	(2)
Non-cash interest expense (Note 9)	(45)	(45)
Total other expense	(29)	(47)
Net loss	$(12,436)	$(11,629)
Basic and diluted loss per common share:	$(0.14)	$(0.15)
Basic and diluted weighted average number of common shares outstanding:	89,155,311	75,728,176
Other comprehensive loss:
Net unrealized holding (losses) gains on available-for-sale securities arising during the period	(20)	1
Comprehensive loss	$(12,456)	$(11,628)
The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net loss	$(12,436)	$(11,629)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	121	119
Stock-based compensation	867	530
Non-cash royalty revenue	(345)	(247)
Non-cash interest expense	45	45
Other, net	14	23
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,570)	(634)
Operating lease right-of-use assets	87	83
Accounts payable, accrued expenses and other liabilities	(196)	(1,646)
Operating lease liability	(122)	(114)
Net cash used in operating activities	(13,535)	(13,470)
Investing activities
Purchases of property and equipment	(17)	—
Purchases of available-for-sale securities	(14,049)	—
Proceeds from maturities of available-for-sale securities	—	5,500
Net cash (used in) provided by investing activities	(14,066)	5,500
Financing activities
Proceeds from public offering, net	—	85,838
Proceeds from issuances of common stock, net	—	295
Net cash provided by financing activities	—	86,133
Net (decrease) increase in cash, cash equivalents and restricted cash	(27,601)	78,163
Cash, cash equivalents and restricted cash at beginning of period	80,884	28,908
Cash, cash equivalents and restricted cash at end of period	$53,283	$107,071

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$53,125	$106,756
Restricted cash included in prepaid expenses and other current assets	—	150
Restricted cash, less current portion	158	165
Total cash, cash equivalents and restricted cash	$53,283	$107,071

Supplemental schedule of noncash activities
Deferred offering costs included in accounts payable	$—	$276
The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2021	89,155,311	$89	$833,065	$(811,583)	$—	$21,571
Stock-based compensation expense			867			867
Unrealized loss on marketable securities					(20)	(20)
Net loss				(12,436)		(12,436)
Balance at March 31, 2022	89,155,311	$89	$833,932	$(824,019)	$(20)	$9,982

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2020	64,320,244	$64	$743,269	$(766,321)	$(1)	$(22,989)
Exercise of stock options	176,997	1	294			295
Stock-based compensation expense			530			530
Issuance of common stock related to public offering, net of issuance costs	24,150,000	24	85,814			85,838
Unrealized gain on marketable securities					1	1
Net loss				(11,629)		(11,629)
Balance at March 31, 2021	88,647,241	$89	$829,907	$(777,950)	$—	$52,046

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
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022.
The information presented in the condensed consolidated financial statements and related footnotes at March 31, 2022, and for the three months ended March 31, 2022 and 2021, is unaudited, and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2021 have been derived from our audited financial statements. For further information, please refer to the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission, or SEC, on March 29, 2022, which we refer to as our 2021 Annual Report on Form 10-K.
Liquidity
As of March 31, 2022, we had cash, cash equivalents and available-for-sale securities of $67.1 million. We have primarily incurred operating losses since inception and have relied on our ability to fund our operations through collaboration and license arrangements, or other strategic arrangements, and through the sale of our common stock.
We expect to continue to spend significant resources to fund the development and potential commercialization of eganelisib, also known as IPI-549, an orally administered immuno-oncology product candidate that selectively inhibits the enzyme phosphoinositide-3-kinase-gamma, or PI3K-gamma, and to incur significant operating losses for the foreseeable future.
We believe that our existing cash, cash equivalents and available-for-sale securities at March 31, 2022 will be adequate to satisfy our current operating plans for at least the next twelve months from the issuance date of these financial statements.
3. Significant Accounting Policies
Our significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in “Notes to Consolidated Financial Statements” in our 2021 Annual Report on Form 10-K.
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

	At March 31,
	2022	2021
Stock options	14,538,334	12,404,270
Unvested restricted stock units	50,000	—
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
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, or ASU No. 2020-06, which simplifies the guidance on an issuer’s accounting for convertible instruments and contracts in its own equity. The provisions of ASU No. 2020-06 are applicable for fiscal years beginning after December 15, 2023, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. We are currently evaluating the impact of ASU No. 2020-06 on our consolidated financial statements and related disclosures.
In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, or ASU No. 2021-10, which requires additional annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. The additional disclosures required by this standard include 1) information about the nature of the transactions and the related accounting policy used to account for the transactions, 2) the financial statement line items that are impacted by the transactions and the amounts applicable to each financial statement line item and 3) significant terms and conditions of the transactions, including commitments and contingencies. We adopted this standard effective January 1, 2022 on a prospective basis. The adoption of the standard has not had a material impact on our consolidated financial statement.

4. Stock-Based Compensation
Total stock-based compensation expense related to all equity awards for the three months ended March 31, 2022 and 2021 was composed of the following:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Research and development	$275	$151
General and administrative	592	379
Total stock-based compensation expense	$867	$530
As of March 31, 2022, we had approximately $7.3 million of total unrecognized compensation cost related to unvested common stock options and awards under our 2013 Employee Stock Purchase Plan, which is expected to be recognized over a weighted-average period of 2.9 years.
Stock Options
During the three months ended March 31, 2022, we granted options to purchase 2,082,324 shares of our common stock at a weighted average fair value of $1.26 per share and a weighted average exercise price of $1.54 per share. During the three months ended March 31, 2021, we granted options to purchase 60,040 shares of our common stock at a weighted average fair value of $2.90 per share and a weighted average exercise price of $3.64 per share. For the three months ended March 31, 2022 and 2021, the fair values were estimated using the Black-Scholes valuation model using the following weighted-average assumptions:

	Three Months Ended March 31,
	2022	2021
Risk-free interest rate	1.6%	1.1%
Expected annual dividend yield	—	—
Expected stock price volatility	106.2%	101.9%
Expected term of options	6.0 years	6.1 years

5. Cash, Cash Equivalents and Available-for-Sale Securities
The following is a summary of cash, cash equivalents and available-for-sale securities:

	March 31, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$53,125	$—	$—	$53,125
Available-for-sale securities:
U.S. Treasury securities due in one year or less	8,785	—	(10)	8,775
Commercial paper due in one year or less	4,495	—	(8)	4,487
Asset backed securities due in one year or less	755	—	(2)	753
Total available-for-sale securities	$14,035	$—	$(20)	$14,015
Total cash and cash equivalents	$67,160	$—	$(20)	$67,140

	December 31, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$80,726	$—	$—	$80,726
Total cash, cash equivalents and available-for-sale securities	$80,726	$—	$—	$80,726
We held 12 debt securities at March 31, 2022 classified as available-for-sale securities with original maturity dates greater than three months that were in an unrealized loss position for less than twelve months. The fair value of these securities was $14.0 million. We held 6 debt securities at March 31, 2022 classified as cash and cash equivalents with original maturity dates less than three months that were in an unrealized loss position. The fair value of these securities was $5.8 million. We evaluated our securities for other-than-temporary impairments based on quantitative and qualitative factors. We considered the decline in market value for these securities to be primarily attributable to current economic and market conditions. It is not more likely than not that we will be required to sell these securities, and we do not intend to sell these securities before the recovery of their amortized cost basis. Based on our analysis, we do not consider these investments to be other-than-temporarily impaired as of March 31, 2022.
We had no material realized gains or losses on our available-for-sale securities for the three months ended March 31, 2022 and 2021. There were no other-than-temporary impairments recognized for the three months ended March 31, 2022 and 2021.

6. Fair Value
The following table presents the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash and cash equivalents	$47,348	$5,777	$—
U.S. Treasury securities	—	8,775	—
Commercial paper	—	4,487	—
Asset backed securities	$—	$753	$—
Total assets	$47,348	$19,792	$—

Liabilities:
Warrant liability	$—	$—	$220
Total liabilities	$—	$—	$220

	December 31, 2021
	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash and cash equivalents	$80,726	$—	$—
Total assets	$80,726	$—	$—

Liabilities:
Warrant liability	$—	$—	$220
Total liabilities	$—	$—	$220
The fair value of the available-for-sale securities and cash and cash equivalents is based on the following inputs for both U.S. Treasury securities and U.S. government-sponsored enterprise obligations: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including TRACE® reported trades. For commercial paper, the fair value is based on the three month Treasury bill rate published on the last business day of the month.
There have been no changes to our valuation methods of available-for-sale securities during the three months ended March 31, 2022. We had no available-for-sale securities that were classified as Level 3 at any point during the three months ended March 31, 2022 or during the year ended December 31, 2021.
Warrant liability relates to potential future warrants that may be issued. The fair value of the warrant liability on the date of the commitment and on each re-measurement date for those warrants classified as liabilities was estimated using the Monte Carlo simulation model, which involves a series of simulated future stock price paths over the remaining life of the commitment. The fair value is estimated by taking the average of the fair values under each of many Monte Carlo simulations. The fair value estimate is affected by our stock price, as well as estimated future financing needs, including timing and sources of the financing and subjective variables including expected stock price volatility over the remaining life of the commitment and risk-free interest rate. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The fair value of the warrant liability as of March 31, 2022 has been included in accrued expenses and other current liabilities on our condensed consolidated balance sheet. The fair value of the warrant liability as of December 31, 2021 has been included in other liabilities on our condensed consolidated balance sheet. See Note 9 for further discussion of the accounting for the warrants.
The carrying amounts reflected in the condensed consolidated balance sheets for prepaid expenses and other current assets, other assets, accounts payable and accrued expenses and other current liabilities approximate their fair value due to their short-term maturities.

7. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	March 31, 2022	December 31, 2021
	(in thousands)
Prepaid expenses	$2,422	$1,143
Other current assets	538	399
Total prepaid expenses and other current assets	$2,960	$1,542
8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	March 31, 2022	December 31, 2021
	(in thousands)
Accrued clinical	$5,072	$4,998
Accrued compensation and benefits	1,634	2,835
Accrued development	1,782	755
Liability related to sale of future royalties, net, current portion	947	897
Operating lease liability, current portion	537	519
Other	1,418	976
Total accrued expenses and other current liabilities	$11,390	$10,980
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

We recognized the receipt of the $30.0 million payment from HCR as a liability, net of debt discount and issuance costs of approximately $2.4 million. As the basis for our determination, we considered, in accordance with the relevant accounting guidance, the potential for the royalty stream to revert back to us if specified royalty thresholds have been met and our right to terminate the HCR Agreement by making a payment to achieve the threshold. We are not obligated to repay any of the proceeds received under the HCR Agreement. In order to determine the amortization of the liability, we are required to estimate the total amount of future net royalty payments to be made to HCR over the term of the HCR Agreement. The total threshold of net royalties to be paid, less the net proceeds received, will be recorded as interest expense over the life of the liability. We impute interest on the unamortized portion of the liability using the effective interest method. Interest and debt discount amortization expense is reflected as non-cash interest expense in the condensed consolidated statements of operations and comprehensive loss. Over the course of the HCR Agreement, the actual interest rate will be affected by the amount and timing of royalty revenue recognized and changes in forecasted royalty revenue. On a quarterly basis, we reassess the effective interest rate and adjust the rate prospectively as needed.
The following table shows the activity within the liability account for the three months ended March 31, 2022:

March 31, 2022
(in thousands)
Liability related to sale of future royalties, net - beginning balance	$28,038
Non-cash royalty revenue	(345)
Non-cash interest expense recognized	38
Liability related to sale of future royalties, net - ending balance	27,731
Less: current portion	(947)
Liability related to sale of future royalties, net, less current portion	$26,784
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

We recognized the proceeds received under the BVF Funding Agreement as a related party liability that will be amortized using the effective interest method over the life of the arrangement. We recorded the receipt of the $20.0 million Upfront Purchase Price as a liability, net of debt issuance costs of approximately $0.4 million and warrant liability of $0.3 million. The related party liability has since been reclassified to liabilities related to sale of future royalties since Biotechnology Value Fund, L.P. is no longer considered our related party. We are not obligated to repay any of the proceeds received under the BVF Funding Agreement. In order to determine the amortization of the liability, we are required to estimate the total amount of potential future net royalty payments to be made by PellePharm to the Buyer over the term of the BVF Funding Agreement. The total estimated net royalties to be paid, less the net proceeds received, will be recorded as interest expense over the life of the liability. Interest and debt discount amortization expense is reflected as non-cash interest expense for the three months ended March 31, 2022 and 2021 in our condensed consolidated statements of operations and comprehensive loss. Over the course of the BVF Funding Agreement, the actual interest rate will be affected by the amount and timing of royalty revenue recognized, if any, and changes in forecasted royalty revenue. There are a number of factors that could materially affect the amount and timing of royalty payments from PellePharm, none of which are within our control. On a quarterly basis, we will reassess the effective interest rate and adjust the rate prospectively as needed.
The following table shows the activity within the liability account for the three months ended March 31, 2022:

March 31, 2022
(in thousands)
Liability related to sale of future royalties, net - beginning balance	$21,586
Non-cash interest expense recognized	7
Liability related to sale of future royalties, net - ending balance	$21,593
For so long as we have not exercised an option to repurchase the Buyer’s equity interest under the BVF Funding Agreement, (a) if, during the 36-month period following the BVF Closing Date, we issue a specified number of shares of our common stock, which we refer to as the Warrant Threshold, and (b) any shares in excess of the Warrant Threshold are issued for consideration to us of less than $3.75 per share (as adjusted for any stock splits, reverse stock splits or other similar recapitalization events), or the Threshold Price, then we are obligated to issue to BVF warrants to purchase a number of shares of our common stock. Such warrants would equal 50% of the number of qualifying shares at an exercise price equal to 1.5 times the price per share of such qualifying shares issued. The requirement to issue warrants to BVF does not apply to certain issuances of our common stock. As of March 31, 2022, the Warrant Threshold has been met, and any future qualifying shares of our common stock issued below the Price Threshold will result in warrants to purchase our common stock to be issued to BVF. No warrants have been issued to BVF as of March 31, 2022.
We determined that the commitment to issue warrants represents a freestanding financial instrument and accounted for it as a liability as of the BVF Closing Date. The fair value of the warrant liability was estimated using the Monte Carlo simulation model. The fair value of the warrant liability as of March 31, 2022 has been included in accrued expenses and other current liabilities on our condensed consolidated balance sheet. We will re-measure the warrant liability at each reporting date. Changes in fair value of the warrant liability are included in investment and other income (expense) in our condensed consolidated statements of operations and comprehensive loss. See Note 6 for further discussions of the fair value of the warrants.
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
Beginning August 1, 2019, or the Rent Commencement Date, the total base rent of the Lease was $47,961 per month and increases by approximately 3% on each anniversary of the Rent Commencement Date until the Expiration Date. In addition to the base rent, we are also responsible for our share of the operating expenses, insurance, real estate taxes and certain capital costs, and we are responsible for utility expenses in the Leased Premises, all in accordance with the terms of the Lease. Pursuant to the terms of the Lease, we provided a security deposit in the form of a letter of credit in the initial amount $300,000, which was reduced to $150,000 during the year ended December 31, 2021 in accordance with the terms of the Lease. The remaining portion of the security deposit plus the associated bank fee of $7,500 is included on our condensed consolidated balance sheet as restricted cash as of March 31, 2022. The Landlord provided a lease incentive allowance of $0.6 million to fund certain improvements made by us to the Leased Premises.

As of March 31, 2022, future minimum lease payments of our operating lease liabilities are approximately $1.5 million.
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

Duvelisib
Pursuant to the Takeda Agreement, prior to March 4, 2019, we were obligated to share equally with Takeda all revenue arising from certain qualifying transactions for duvelisib, including the Secura Bio Agreement, subject to certain exceptions including revenue we receive as reimbursement for duvelisib research and development expenses. On March 4, 2019, we entered into the fourth amendment to the Takeda Agreement, or the Takeda Amendment. Pursuant to the Takeda Amendment, Takeda agreed (i) to the sale of certain royalty payments based on worldwide annual net sales of Licensed Products under the Secura Bio Agreement to HCR, (ii) to forego its rights to an equal share of the royalties due from Secura Bio during the term of the HCR Agreement, and (iii) not to seek any payment from HCR with respect to the royalties owed to Takeda. As consideration for the Takeda Amendment, we paid Takeda $6.7 million representing 25% of the $30.0 million in gross proceeds we received from the closing of the HCR Agreement, net of 25% of the expenses incurred by us in connection with the HCR Agreement. In addition, we agreed to pay Takeda 25% of the royalties that would have been payable to us by Secura Bio but for the consummation of the HCR Agreement, which we refer to as the Interim Obligation. During each of the three months ended March 31, 2022 and 2021, we recognized $0.1 million of Interim Obligation amounts owed to Takeda as royalty expense.
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
12. Stockholders’ Equity
Common Stock Sales Facility
On June 28, 2019, we entered into a Capital on Demand Sales Agreement with JonesTrading Institutional Services LLC, or JonesTrading, and on July 29, 2019 we amended and restated the sales agreement to add B. Riley Securities (f/k/a B. Riley FBR, Inc.), or B. Riley Securities, as a party to the agreement. On July 27, 2021, we entered into an amendment to the agreement to increase the maximum aggregate offering price of the shares of common stock that we may issue and sell from time to time under the agreement by $75.0 million to an aggregate of $95.0 million. We refer to the amended and restated sales agreement, as amended, as the ATM Sales Agreement. As of March 31, 2022, we had an aggregate of $86.8 million available for future sales. Pursuant to the ATM Sales Agreement we may offer and sell shares of our common stock from time to time through JonesTrading or B. Riley Securities, each acting as our sales agent. We have agreed to pay commissions to the sales agents for their services in acting as agents in the sale of our common stock in the amount of up to 3.0% of the gross proceeds from sales of our common stock pursuant to the ATM Sales Agreement. Sales of shares of our common stock under the ATM Sales Agreement may be made by any method that is deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. With our prior written approval, JonesTrading or B. Riley Securities may also sell the shares by any other method permitted by law, including in negotiated transactions. We and JonesTrading or B. Riley Securities may suspend or terminate the offering of shares upon notice to the other parties and subject to other conditions. During the three months ended March 31, 2022 and 2021, we did not sell any shares under the ATM Sales Agreement.
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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis and set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements, based on current expectations and related to future events and our future financial and operational performance, that involve risks and uncertainties. You should review the discussion under the heading “Summary of Risk Factors” and the risk factors detailed further in Item 1A, "Risk Factors" of Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2021, and those included under Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Business Overview
We are a clinical-stage innovative biopharmaceutical company dedicated to developing novel medicines for people with cancer. We combine proven scientific expertise with a passion for developing novel small molecule drugs that target disease pathways for potential applications in oncology. We are focused on advancing eganelisib, also known as IPI-549, an orally administered, clinical-stage, immuno-oncology product candidate that reprograms macrophages through selective inhibition of the enzyme phosphoinositide-3-kinase-gamma, or PI3K-gamma. We have retained worldwide development and commercialization rights to eganelisib.
Clinical Development Program
We expect to initiate two new studies in 2022. We are planning a randomized, double-blind, registration study in front-line metastatic triple-negative breast cancer, or mTNBC, which we refer to as MARIO-4 (MAcrophage Reprogramming in Immuno-Oncology-4). For the patients with tumors that test negative for programmed-death ligand 1, or PD-L1-negative patients, in the future MARIO-4 study, eganelisib in combination with chemotherapy and a checkpoint inhibitor (the eganelisib triplet) will be evaluated against chemotherapy. In the PD-L1-positive patients, the eganelisib triplet will be evaluated against the combination of chemotherapy and a checkpoint inhibitor. We expect MARIO-4 to include endpoints of progression-free survival (PFS) and overall survival (OS). Pending anticipated feedback from global regulatory authorities, we will seek to finalize the MARIO-4 trial design and expect to initiate MARIO-4 in the second half of 2022. We also expect to initiate MARIO-P, our clinical program designed to evaluate the clinical benefit of eganelisib in additional solid tumor indications, on a rolling basis in the third quarter of 2022. Expected tumor types to include ovarian cancer, non-small cell lung cancer, soft tissue sarcoma, and prostate cancer.
MARIO-3
MARIO-3 is a multi-arm Phase 2 study designed to evaluate eganelisib in the front-line treatment for mTNBC or metastatic renal cell carcinoma, or mRCC. The mTNBC cohort is evaluating eganelisib in combination with atezolizumab, an anti-PD-L1 monoclonal antibody also known as Tecentriq®, and nab-paclitaxel, an albumin-bound chemotherapy drug also known as Abraxane®, in approximately 60 patients with unresectable locally advanced or metastatic TNBC. The RCC cohort is evaluating eganelisib in combination with atezolizumab and bevacizumab, also known as Avastin®, in approximately 30 patients with RCC. Using the same cutoff standard used in the F. Hoffmann-La Roche Ltd., or Roche, benchmark IMpassion130 study for PD-L1, we refer to patients with tumors that test below 1% PD-L1 at baseline as “PD-L1(-) patients” and those with tumors that test equal to or greater than 1% as “PD-L1(+) patients.” We entered into clinical supply agreements with Roche, under which Roche has agreed to supply atezolizumab and bevacizumab for our use in MARIO-3.
On December 10, 2021, we presented data at the 2021 San Antonio Breast Cancer Symposium, or SABCS, from the mTNBC cohort of MARIO-3 study. As of the October 2, 2021 data cutoff date for the presentation, we had enrolled 44 evaluable patients and 50 patients total, with a median duration of follow up of 9.9 months. The MARIO-3 data presented at SABCS and an investor event following SABCS include the following findings:
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

◦In patients with PD-L1(+) tumors, median PFS in MARIO-3 was 11.0 months, a 47% improvement in median PFS compared to the 7.5 months reported for the atezolizumab and nab-paclitaxel doublet in IMpassion130
◦In patients with PD-L1(-) tumors, median PFS in MARIO-3 was 7.3 months, a 30% improvement compared to the 5.6 months reported for the atezolizumab and nab-paclitaxel doublet in IMpassion130
•67% of the PD-L1(-) patients who reached the median PFS of 7.3 months remained on treatment
The MARIO-3 mTNBC cohort did not demonstrate any new safety signals compared to benchmark trials, and its safety profile was consistent with expectations for the three component drugs. The most common Grade 3 or higher treatment-related treatment emergent adverse events (TEAEs) were hepatic adverse events (18%); neutropenia adverse events (16%); skin adverse events (12%); fatigue, diarrhea and peripheral sensory neuropathy (6% each); and vomiting and weight decreased (2% each). Seven patients (14%) discontinued treatment for treatment-related TEAEs and nine patients (18%) had treatment-related serious adverse events. There was one Grade 4 and no Grade 5 treatment-related TEAEs.
Translational data presented at SABCS are supportive of eganelisib’s immune modulation mechanism. Quantification across 11 paired tumor biopsies showed increased immune activation and decreased immune suppression, including an increase in CD8+ T cells, activated T cells, and anti-tumor M1 macrophages and a decrease in tumor cells and pro-tumor M2 macrophages resulting in an increase in the M1:M2 ratio. Further, paired tumor biopsy data show that treatment with eganelisib combination for two months led to increased expression of PD-L1 in 5 of 8 patients with PD-L1(-) tumors at baseline, reaching levels above the 1% PD-L1 cutoff of the standard PD-L1 biomarker assay used in MARIO-3 and the benchmark IMpassion130 study. PD-L1 expression also increased in the three patients with PD-L1(+) tumors.
We expect to provide updated data from the MARIO-3 mTNBC cohort in the second half of 2022.
The second MARIO-3 cohort is evaluating eganelisib in combination with atezolizumab and bevacizumab, also known as Avastin®, in up to 30 patients with front-line RCC. Enrollment has been completed in the RCC cohort, and we expect to present data from the RCC cohort in the second half of 2022.
MARIO-275
MARIO-275 is our global, randomized, placebo-controlled Phase 2 study evaluating the effect of adding eganelisib to nivolumab, also known as Opdivo®, in checkpoint-naïve advanced urothelial cancer, or UC, patients whose cancer has progressed or recurred following treatment with platinum-based chemotherapy. Nivolumab is an immune checkpoint inhibitor therapy commercialized by Bristol Myers Squibb Company, or BMS, that targets programmed death receptor 1, or PD-1, a checkpoint protein that helps regulate the body’s immune system. We expect to provided updated MARIO-275 data in the second half of 2022. We presented MARIO-275 data at the American Society of Clinical Oncology Genitourinary Cancers Symposium, or ASCO GU, in February 2021, and presented updates on overall survival data in July 2021 and January 2022. The data from the 49 patients enrolled in the trial include the following findings:
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
The most common TEAEs for the eganelisib plus nivolumab combination arm across all doses, all causality, were pyrexia (33.3%), decreased appetite (30.3%), pruritus (27.3%), asthenia (27.3%), rash (27.3%), and increased alanine aminotransferase (24.2%); and the most common ≥Grade 3 TEAEs across all doses, all causality, were anemia (12.1%), and hepatic AEs including hepatotoxicity (15.2%), increased ALT (12.1%), and increased AST (12.1%) with no Hy’s Law. No treatment-related Grade 5 AEs were reported.

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
We do not anticipate disruptions to drug supply due to COVID-19. The safety and well-being of our employees remains a top priority, and we are working to mitigate risk while minimizing disruptions. However, variants of the SARS-COV-2 virus have continued to develop, and potential future variants could be more virulent or more contagious than variants to date. Such variants may worsen or prolong the impact of the COVID-19 pandemic, and may be so extreme that we cannot fully mitigate their impact on our manufacturing timeline or other business interests.
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

Critical Accounting Policies and Significant Judgments and Estimates
The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. On an ongoing basis, we evaluate our estimates, including those related to cumulative revenue related to variable consideration, accrued expenses and estimates of future net royalty payments used in the calculation of our liability related to the sale of future royalties. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates.
There have been no material changes to our critical accounting policies during the three months ended March 31, 2022. Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2021 Annual Report on Form 10-K for a discussion of our critical accounting policies and significant judgments and estimates.
Results of Operations
The following table summarizes our results of operations for each of the three months ended March 31, 2022 and 2021, together with the change in these items in dollars and as a percentage:

	Three Months Ended March 31,		$ Change	% Change
	2022	2021
	(in thousands)
Royalty revenue	$652	$467	$185	40%
Research and development expense	8,990	8,201	789	10%
General and administrative expense	3,676	3,566	110	3%
Royalty expense	393	282	111	39%
Investment and other income (expense)	16	(2)	18	(900)%
Non-cash interest expense	(45)	(45)	—	—%
Net loss	(12,436)	(11,629)	(807)	7%

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
Research and Development Expense
Research and development expense increased for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 due to an increase in compensation expenses of $1.0 million due primarily to new hires during the period, partially offset by a decrease in clinical development expenses of $0.4 million.
We track and accumulate expenses by major program. These expenses primarily relate to payroll and related expenses for personnel working on our programs, process development and manufacturing, preclinical toxicology studies, clinical trial costs and allocated costs of facilities. During the three months ended March 31, 2022 and 2021, we estimated that we incurred $9.0 million and $8.2 million of research and development expense, respectively, on eganelisib.

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
General and Administrative Expense
General and administrative expense increased for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 due to an increase of $0.2 million in stock compensation, partially offset by a decrease of $0.1 million in professional services.
Royalty Expense
Royalty expense for both periods is related to royalties paid to Mundipharma, Purdue and Takeda on net sales of duvelisib by Secura Bio and Verastem.
Investment and Other Income (Expense)
Investment and other income increased for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 primarily as a result of higher yields on our cash and investments.
Non-cash Interest Expense
Non-cash interest expense for the three months ended March 31, 2022 was the result of the sale of future royalties in relation to the HCR Agreement and BVF Funding Agreement, which we recognized as liabilities that are being amortized using the effective interest method over the life of the arrangements (see Note 9 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). Over the course of the arrangements, the non-cash interest expense will be affected by the amount and timing of estimated royalty revenue, if any. We reassess the effective interest rate on a quarterly basis and adjust the rate prospectively as needed.

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
The following table summarizes the components of our financial condition:

	March 31, 2022	December 31, 2021
	(in thousands)
Cash, cash equivalents and available-for-sale securities	$67,140	$80,726
Working capital	56,706	68,968

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cash provided by (used in):
Operating activities	$(13,535)	$(13,470)
Investing activities	(14,066)	5,500
Financing activities	—	86,133

Cash Flows
For the three months ended March 31, 2022 compared to the three months ended March 31, 2021, our cash used in operating activities increased primarily due to increased operating expenses as we continue clinical development of eganelisib. Our cash used in operating activities in future periods may vary significantly.
Net cash provided by investing activities decreased during the three months ended March 31, 2022 primarily due to net purchases of available-for-sale securities of $14.0 million as compared to net proceeds from available-for-sale securities of $5.5 million for the three months ended March 31, 2021.
Net cash provided by financing activities for the three months ended March 31, 2021 was due to $85.8 million in net proceeds from our public offering in February 2021.
Operating Capital Requirements
As of March 31, 2022, we had cash, cash equivalents and available-for-sale securities of $67.1 million. We believe that our existing cash, cash equivalents and available-for-sale securities at March 31, 2022 will be adequate to satisfy our capital needs for at least the next twelve months from the issuance date of the financial statements included in this Quarterly Report on Form 10-Q based on our current operational plans. We expect to continue to spend significant resources to fund the development and potential commercialization of eganelisib and to incur significant operating losses for the foreseeable future.
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
Equity Offerings
On June 28, 2019, we entered into a Capital on Demand Sales Agreement with JonesTrading Institutional Services LLC, or JonesTrading, and on July 29, 2019 we amended and restated the sales agreement to add B. Riley Securities (f/k/a B. Riley FBR, Inc.), or B. Riley Securities, as a party to the agreement. On July 27, 2021, we entered into an amendment to the agreement to increase the maximum aggregate offering price of the shares of common stock that we may issue and sell from time to time under the agreement by $75.0 million to an aggregate of $95.0 million. We refer to the amended and restated sales agreement, as amended, as the ATM Sales Agreement. As of March 31, 2022, we had an aggregate of $86.8 million available for future sales. Pursuant to the ATM Sales Agreement we may offer and sell shares of our common stock from time to time through JonesTrading or B. Riley Securities, each acting as our sales agent. We have agreed to pay commissions to the sales agents for their services in acting as agents in the sale of our common stock in the amount of up to 3.0% of the gross proceeds from sales of our common stock pursuant to the ATM Sales Agreement. Sales of shares of our common stock under the ATM Sales Agreement may be made by any method that is deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. With our prior written approval, JonesTrading or B. Riley Securities may also sell the shares by any other method permitted by law, including in negotiated transactions. We and JonesTrading or B. Riley Securities may suspend or terminate the offering of shares upon notice to the other parties and subject to other conditions. During the three months ended March 31, 2022 and 2021, we did not sell any shares under the ATM Sales Agreement.
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

Item 4.Controls and Procedures
Our management, with the participation of our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our principal executive and financial officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1A.Risk Factors
For a detailed discussion of our potential risks or uncertainties, please see the sections entitled “Summary of Risk Factors” and “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which we refer to as our 2021 Annual Report, as well as in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report on Form 10-Q. The risk factor set forth below represents a material change to the similarly titled risk factor included in the section entitled “Risk Factors” in our 2021 Annual Report.
If we fail to meet the requirements for continued listing on the Nasdaq Global Select Market, our common stock could be delisted from trading, which would decrease the liquidity of our common stock and our ability to raise additional capital.
Our common stock is currently listed for quotation on the Nasdaq Global Select Market. We are required to meet specified requirements in order to maintain our listing on the Nasdaq Global Select Market, including, among other things, a minimum bid price of $1.00 per share, or the Minimum Bid Price. On July 1, 2020, we received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market, LLC, or Nasdaq, notifying us that, for the last 30 consecutive business days, the closing bid price for our common stock was below the Minimum Bid Price required to maintain continued listing on the Nasdaq Global Select Market under Nasdaq Listing Rule 5450(a)(1), or the Minimum Bid Requirement. We had 180 days to regain compliance by having the closing bid price exceed the Minimum Bid Price for a minimum of ten consecutive business days. On August 24, 2020, we received a letter from Nasdaq notifying us that we had regained compliance with the Minimum Bid Requirement and that the matter was closed.
Our closing bid price fell below $1.00 on April 11, 2022, and we will fall out of compliance with the Minimum Bid Requirement again if the closing bid price for our common stock does not exceed $1.00 before May 24, 2022. If we fail to satisfy the Nasdaq Global Select Market’s continued listing requirements, including the Minimum Bid Requirement, we may transfer to the Nasdaq Capital Market, which generally has lower financial requirements for initial listing, to avoid delisting, or, if we fail to meet its listing requirements, the OTC Bulletin Board. A transfer of our listing to the Nasdaq Capital Market or having our common stock trade on the OTC Bulletin Board could adversely affect the liquidity of our common stock. Any such event could make it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock, and there also would likely be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. We may also face other material adverse consequences in such event, such as negative publicity, a decreased ability to obtain additional financing, diminished investor and/or employee confidence, and the loss of business development opportunities, some or all of which may contribute to a further decline in our stock price.

Item 6.Exhibits

	Description	Incorporated by Reference
Exhibit No.		Form	SEC Filing date	Exhibit Number	Filed with this 10-Q
3.1	Restated Certificate of Incorporation of the Registrant, as amended.	10-Q	7/30/2020	3.1
3.2	Amended and Restated Bylaws of the Registrant.	8-K	3/17/2009	3.1
4.1	Form of Common Stock Certificate.	10-K	3/14/2008	4.1
10.1*	Amendment No. 1 to 2019 Equity Incentive Plan of Infinity Pharmaceuticals, Inc.	8-K	3/29/2022	10.1
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X
*Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFINITY PHARMACEUTICALS, INC.
Date: May 3, 2022	By:	/s/ Lawrence E. Bloch
Lawrence E. Bloch, M.D., J.D.
President
(Principal Financial Officer & Principal Accounting Officer)