Form 10-Q
period 2022-06-30
INFINITY PHARMACEUTICALS, INC.
filed 2022-08-09
CIK 1113148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on August 2, 2022: 89,277,873

INFINITY PHARMACEUTICALS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

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

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$45,838	$80,726
Available-for-sale securities	10,737	—
Prepaid expenses and other current assets	3,035	1,542
Total current assets	59,610	82,268
Property and equipment, net	1,017	1,241
Restricted cash, less current portion	158	158
Operating lease right-of-use assets	887	1,064
Other assets	185	54
Total assets	$61,857	$84,785
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$1,813	$2,320
Accrued expenses and other current liabilities	12,526	10,980
Total current liabilities	14,339	13,300
Liabilities related to sale of future royalties, net, less current portion (Note 9)	47,955	48,727
Operating lease liability, less current portion	633	917
Other liabilities	37	270
Total liabilities	62,964	63,214
Commitments and contingencies
Stockholders’ (deficit) equity:
Preferred Stock, $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common Stock, $0.001 par value; 200,000,000 shares authorized; 89,277,873 and 89,155,311 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	89	89
Additional paid-in capital	834,827	833,065
Accumulated deficit	(836,005)	(811,583)
Accumulated other comprehensive loss	(18)	—
Total stockholders’ (deficit) equity	(1,107)	21,571
Total liabilities and stockholders’ (deficit) equity	$61,857	$84,785
The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Royalty revenue	$686	$512	$1,338	$979
Operating expenses:
Research and development	8,795	7,957	17,785	16,158
General and administrative	3,495	3,498	7,171	7,064
Royalty expense (Note 11)	414	308	807	590
Total operating expenses	12,704	11,763	25,763	23,812
Loss from operations	(12,018)	(11,251)	(24,425)	(22,833)
Other income (expense):
Investment and other income	77	27	93	25
Non-cash interest expense (Note 9)	(45)	(45)	(90)	(90)
Total other income (expense)	32	(18)	3	(65)
Net loss	$(11,986)	$(11,269)	$(24,422)	$(22,898)
Basic and diluted loss per common share:	$(0.13)	$(0.13)	$(0.27)	$(0.28)
Basic and diluted weighted average number of common shares outstanding:	89,161,777	88,661,934	89,158,562	82,230,784
Other comprehensive loss:
Net unrealized holding gains (losses) on available-for-sale securities arising during the period	2	—	(18)	1
Comprehensive loss	$(11,984)	$(11,269)	$(24,440)	$(22,897)
The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(24,422)	$(22,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	241	239
Stock-based compensation	1,682	1,202
Non-cash royalty revenue	(708)	(518)
Non-cash interest expense	90	90
Other, net	66	24
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,624)	(543)
Operating lease right-of-use assets	177	175
Accounts payable, accrued expenses and other liabilities	616	(571)
Operating lease liability	(248)	(238)
Net cash used in operating activities	(24,130)	(23,038)
Investing activities
Purchases of property and equipment	(17)	—
Purchases of available-for-sale securities	(16,019)	—
Proceeds from maturities of available-for-sale securities	5,250	5,500
Net cash (used in) provided by investing activities	(10,786)	5,500
Financing activities
Proceeds from public offering, net	—	85,838
Proceeds from issuances of common stock, net	28	365
Net cash provided by financing activities	28	86,203
Net (decrease) increase in cash, cash equivalents and restricted cash	(34,888)	68,665
Cash, cash equivalents and restricted cash at beginning of period	80,884	28,908
Cash, cash equivalents and restricted cash at end of period	$45,996	$97,573

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$45,838	$97,258
Restricted cash included in prepaid expenses and other current assets	—	150
Restricted cash, less current portion	158	165
Total cash, cash equivalents and restricted cash	$45,996	$97,573
The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
(unaudited)
(in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
Balance at March 31, 2022	89,155,311	$89	$833,932	$(824,019)	$(20)	$9,982
Stock-based compensation expense			815			815
Issuance of common stock, net	122,562	—	80			80
Unrealized gain on marketable securities					2	2
Net loss				(11,986)		(11,986)
Balance at June 30, 2022	89,277,873	$89	$834,827	$(836,005)	$(18)	$(1,107)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at March 31, 2021	88,647,241	$89	$829,907	$(777,950)	$—	$52,046
Exercise of stock options	29,494	—	41			41
Stock-based compensation expense			672			672
Issuance of common stock, net	42,804	—	50			50
Net loss				(11,269)		(11,269)
Balance at June 30, 2021	88,719,539	$89	$830,670	$(789,219)	$—	$41,540

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
(unaudited)
(in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2021	89,155,311	$89	$833,065	$(811,583)	$—	$21,571
Stock-based compensation expense			1,682			1,682
Issuance of common stock, net	122,562	—	80			80
Unrealized loss on marketable securities					(18)	(18)
Net loss				(24,422)		(24,422)
Balance at June 30, 2022	89,277,873	$89	$834,827	$(836,005)	$(18)	$(1,107)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ (Deficit) Equity
Balance at December 31, 2020	64,320,244	$64	$743,269	$(766,321)	$(1)	$(22,989)
Exercise of stock options	206,491	1	335			336
Stock-based compensation expense			1,202			1,202
Issuance of common stock related to public offering, net of issuance costs	24,150,000	24	85,814			85,838
Issuance of common stock, net	42,804	—	50			50
Unrealized gain on marketable securities					1	1
Net loss				(22,898)		(22,898)
Balance at June 30, 2021	88,719,539	$89	$830,670	$(789,219)	$—	$41,540
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
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022.
The information presented in the condensed consolidated financial statements and related footnotes at June 30, 2022, and for the three and six months ended June 30, 2022 and 2021, is unaudited, and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2021 have been derived from our audited financial statements. For further information, please refer to the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission, or SEC, on March 29, 2022, which we refer to as our 2021 Annual Report on Form 10-K.
Liquidity
As of June 30, 2022, we had cash, cash equivalents and available-for-sale securities of $56.6 million. We have primarily incurred operating losses since inception and have relied on our ability to fund our operations through collaboration and license arrangements, or other strategic arrangements, and through the sale of our common stock.
We expect to continue to spend significant resources to fund the development and potential commercialization of eganelisib, also known as IPI-549, an orally administered immuno-oncology product candidate that selectively inhibits the enzyme phosphoinositide-3-kinase-gamma, or PI3K-gamma, and to incur significant operating losses for the foreseeable future.
We believe that our existing cash, cash equivalents and available-for-sale securities at June 30, 2022 will be adequate to satisfy our current operating plans for at least the next twelve months from the issuance date of these financial statements.
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

Basic and Diluted Net Loss per Common Share
Basic net loss per share is based upon the weighted average number of common shares outstanding during the period, excluding restricted stock units that have been issued but have not yet vested. Diluted net loss per share is based upon the weighted average number of common shares outstanding during the period plus the effect of additional weighted average common equivalent shares outstanding during the period when the effect of adding such shares is dilutive. Common equivalent shares result from the assumed exercise of outstanding stock options and the exercise of outstanding warrants (the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method) and the vesting of restricted shares of common stock. In addition, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options. The two-class method is used for outstanding warrants as such warrants are considered to be participating securities, and this method is more dilutive than the treasury stock method. The following outstanding shares of common stock equivalents were excluded from the computation of net loss per share attributable to common stockholders for the periods presented because including them would have been antidilutive:

	At June 30,
	2022	2021
Stock options	15,091,829	12,583,847
Unvested restricted stock units	50,000	—
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

4. Stock-Based Compensation
Total stock-based compensation expense related to all equity awards for the three and six months ended June 30, 2022 and 2021 was composed of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Research and development	$279	$165	$554	$316
General and administrative	536	507	1,128	886
Total stock-based compensation expense	$815	$672	$1,682	$1,202
As of June 30, 2022, we had approximately $6.9 million of total unrecognized compensation cost related to unvested common stock options and awards under our 2013 Employee Stock Purchase Plan, which is expected to be recognized over a weighted-average period of 2.7 years.
Stock Options
During the six months ended June 30, 2022, we granted options to purchase 2,776,324 shares of our common stock at a weighted average fair value of $1.11 per share and a weighted average exercise price of $1.37 per share. During the six months ended June 30, 2021, we granted options to purchase 289,040 shares of our common stock at a weighted average fair value of $2.68 per share and a weighted average exercise price of $3.37 per share. For the three and six months ended June 30, 2022 and 2021, the fair values were estimated using the Black-Scholes valuation model using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Risk-free interest rate	3.0%	0.8%	2.0%	0.9%
Expected annual dividend yield	—	—	—	—
Expected stock price volatility	102.2%	106.5%	105.2%	105.5%
Expected term of options	5.5 years	5.5 years	5.9 years	5.6 years

5. Cash, Cash Equivalents and Available-for-Sale Securities
The following is a summary of cash, cash equivalents and available-for-sale securities:

	June 30, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$45,838	$—	$—	$45,838
Available-for-sale securities:
U.S. Treasury securities due in one year or less	5,510	—	(8)	5,502
Commercial paper due in one year or less	4,493	—	(8)	4,485
Asset backed securities due in one year or less	752	—	(2)	750
Total available-for-sale securities	$10,755	$—	$(18)	$10,737
Total cash, cash equivalents and available-for-sale securities	$56,593	$—	$(18)	$56,575

	December 31, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash and cash equivalents	$80,726	$—	$—	$80,726
Total cash and cash equivalents	$80,726	$—	$—	$80,726
We held 11 debt securities at June 30, 2022 classified as available-for-sale securities with original maturity dates greater than three months that were in an unrealized loss position for less than twelve months. The fair value of these securities was $10.7 million. We held 7 debt securities at June 30, 2022 classified as cash and cash equivalents with original maturity dates less than three months that were in an unrealized loss position. The fair value of these securities was $5.0 million. We evaluated our securities for other-than-temporary impairments based on quantitative and qualitative factors. We considered the decline in market value for these securities to be primarily attributable to current economic and market conditions. It is not more likely than not that we will be required to sell these securities, and we do not intend to sell these securities before the recovery of their amortized cost basis. Based on our analysis, we do not consider these investments to be other-than-temporarily impaired as of June 30, 2022.
We had no material realized gains or losses on our available-for-sale securities for the three and six months ended June 30, 2022 and 2021. There were no other-than-temporary impairments recognized for the three and six months ended June 30, 2022 and 2021.

6. Fair Value
The following table presents the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash and cash equivalents	$40,844	$4,994	$—
U.S. Treasury securities	—	5,502	—
Commercial paper	—	4,485	—
Asset backed securities	—	750	—
Total assets	$40,844	$15,731	$—

Liabilities:
Warrant liability	$—	$—	$220
Total liabilities	$—	$—	$220

	December 31, 2021
	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash and cash equivalents	$80,726	$—	$—
Total assets	$80,726	$—	$—

Liabilities:
Warrant liability	$—	$—	$220
Total liabilities	$—	$—	$220
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
There have been no changes to our valuation methods of available-for-sale securities during the six months ended June 30, 2022. We had no available-for-sale securities that were classified as Level 3 at any point during the six months ended June 30, 2022 or during the year ended December 31, 2021.
Warrant liability relates to potential future warrants that may be issued. The fair value of the warrant liability on the date of the commitment and on each re-measurement date for those warrants classified as liabilities was estimated using the Monte Carlo simulation model, which involves a series of simulated future stock price paths over the remaining life of the commitment. The fair value is estimated by taking the average of the fair values under each of many Monte Carlo simulations. The fair value estimate is affected by our stock price, as well as estimated future financing needs, including timing and sources of the financing and subjective variables including expected stock price volatility over the remaining life of the commitment and risk-free interest rate. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The fair value of the warrant liability as of June 30, 2022 has been included in accrued expenses and other current liabilities on our condensed consolidated balance sheet. The fair value of the warrant liability as of December 31, 2021 has been included in other liabilities on our condensed consolidated balance sheet. See Note 9 for further discussion of the accounting for the warrants.
The carrying amounts reflected in the condensed consolidated balance sheets for prepaid expenses and other current assets, other assets, accounts payable and accrued expenses and other current liabilities approximate their fair value due to their short-term maturities.

7. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	June 30, 2022	December 31, 2021
	(in thousands)
Prepaid expenses	$2,646	$1,143
Other current assets	389	399
Total prepaid expenses and other current assets	$3,035	$1,542
8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2022	December 31, 2021
	(in thousands)
Accrued clinical	$4,303	$4,998
Accrued compensation and benefits	2,289	2,835
Accrued development	2,820	755
Liability related to sale of future royalties, net, current portion	1,051	897
Operating lease liability, current portion	555	519
Other	1,508	976
Total accrued expenses and other current liabilities	$12,526	$10,980
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
The following table shows the activity within the liability account for the six months ended June 30, 2022:

June 30, 2022
(in thousands)
Liability related to sale of future royalties, net - beginning balance	$28,038
Non-cash royalty revenue	(708)
Non-cash interest expense recognized	77
Liability related to sale of future royalties, net - ending balance	27,407
Less: current portion	(1,051)
Liability related to sale of future royalties, net, less current portion	$26,356
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

We recognized the proceeds received under the BVF Funding Agreement as a related party liability that will be amortized using the effective interest method over the life of the arrangement. We recorded the receipt of the $20.0 million Upfront Purchase Price as a liability, net of debt issuance costs of approximately $0.4 million and warrant liability of $0.3 million. The related party liability has since been reclassified to liabilities related to sale of future royalties since Biotechnology Value Fund, L.P. is no longer considered our related party. We are not obligated to repay any of the proceeds received under the BVF Funding Agreement. In order to determine the amortization of the liability, we are required to estimate the total amount of potential future net royalty payments to be made by PellePharm to the Buyer over the term of the BVF Funding Agreement. The total estimated net royalties to be paid, less the net proceeds received, will be recorded as interest expense over the life of the liability. Interest and debt discount amortization expense is reflected as non-cash interest expense for the three and six months ended June 30, 2022 and 2021 in our condensed consolidated statements of operations and comprehensive loss. Over the course of the BVF Funding Agreement, the actual interest rate will be affected by the amount and timing of royalty revenue recognized, if any, and changes in forecasted royalty revenue. There are a number of factors that could materially affect the amount and timing of royalty payments from PellePharm, none of which are within our control. On a quarterly basis, we will reassess the effective interest rate and adjust the rate prospectively as needed.
The following table shows the activity within the liability account for the six months ended June 30, 2022:

June 30, 2022
(in thousands)
Liability related to sale of future royalties, net - beginning balance	$21,586
Non-cash interest expense recognized	13
Liability related to sale of future royalties, net - ending balance	$21,599
For so long as we have not exercised an option to repurchase the Buyer’s equity interest under the BVF Funding Agreement, (a) if, during the 36-month period following the BVF Closing Date, we issue a specified number of shares of our common stock, which we refer to as the Warrant Threshold, and (b) any shares in excess of the Warrant Threshold are issued for consideration to us of less than $3.75 per share (as adjusted for any stock splits, reverse stock splits or other similar recapitalization events), or the Threshold Price, then we are obligated to issue to BVF warrants to purchase a number of shares of our common stock. Such warrants would equal 50% of the number of qualifying shares at an exercise price equal to 1.5 times the price per share of such qualifying shares issued. The requirement to issue warrants to BVF does not apply to certain issuances of our common stock. As of June 30, 2022, the Warrant Threshold has been met, and any future qualifying shares of our common stock issued below the Price Threshold will result in warrants to purchase our common stock to be issued to BVF. No warrants have been issued to BVF as of June 30, 2022.
We determined that the commitment to issue warrants represents a freestanding financial instrument and accounted for it as a liability as of the BVF Closing Date. The fair value of the warrant liability was estimated using the Monte Carlo simulation model. The fair value of the warrant liability as of June 30, 2022 has been included in accrued expenses and other current liabilities on our condensed consolidated balance sheet. We will re-measure the warrant liability at each reporting date. Changes in fair value of the warrant liability are included in investment and other income in our condensed consolidated statements of operations and comprehensive loss. See Note 6 for further discussions of the fair value of the warrants.
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
Beginning August 1, 2019, or the Rent Commencement Date, the total base rent of the Lease was $47,961 per month and increases by approximately 3% on each anniversary of the Rent Commencement Date until the Expiration Date. In addition to the base rent, we are also responsible for our share of the operating expenses, insurance, real estate taxes and certain capital costs, and we are responsible for utility expenses in the Leased Premises, all in accordance with the terms of the Lease. Pursuant to the terms of the Lease, we provided a security deposit in the form of a letter of credit in the initial amount $300,000, which was reduced to $150,000 during the year ended December 31, 2021 in accordance with the terms of the Lease. The remaining portion of the security deposit plus the associated bank fee of $7,500 is included on our condensed consolidated balance sheet as restricted cash as of June 30, 2022. The Landlord provided a lease incentive allowance of $0.6 million to fund certain improvements made by us to the Leased Premises.
As of June 30, 2022, future minimum lease payments of our operating lease liabilities are approximately $1.3 million.

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

Duvelisib
Pursuant to the Takeda Agreement, prior to March 4, 2019, we were obligated to share equally with Takeda all revenue arising from certain qualifying transactions for duvelisib, including the Secura Bio Agreement, subject to certain exceptions including revenue we receive as reimbursement for duvelisib research and development expenses. On March 4, 2019, we entered into the fourth amendment to the Takeda Agreement, or the Takeda Amendment. Pursuant to the Takeda Amendment, Takeda agreed (i) to the sale of certain royalty payments based on worldwide annual net sales of Licensed Products under the Secura Bio Agreement to HCR, (ii) to forego its rights to an equal share of the royalties due from Secura Bio during the term of the HCR Agreement, and (iii) not to seek any payment from HCR with respect to the royalties owed to Takeda. As consideration for the Takeda Amendment, we paid Takeda $6.7 million representing 25% of the $30.0 million in gross proceeds we received from the closing of the HCR Agreement, net of 25% of the expenses incurred by us in connection with the HCR Agreement. In addition, we agreed to pay Takeda 25% of the royalties that would have been payable to us by Secura Bio but for the consummation of the HCR Agreement, which we refer to as the Interim Obligation. During the six months ended June 30, 2022 and 2021, we recognized $0.2 million and $0.1 million of Interim Obligation amounts owed to Takeda as royalty expense, respectively.
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
12. Stockholders’ (Deficit) Equity
Common Stock Sales Facility
On June 28, 2019, we entered into a Capital on Demand Sales Agreement with JonesTrading Institutional Services LLC, or JonesTrading, and on July 29, 2019 we amended and restated the sales agreement to add B. Riley Securities (f/k/a B. Riley FBR, Inc.), or B. Riley Securities, as a party to the agreement. On July 27, 2021, we entered into an amendment to the agreement to increase the maximum aggregate offering price of the shares of common stock that we may issue and sell from time to time under the agreement by $75.0 million to an aggregate of $95.0 million. We refer to the amended and restated sales agreement, as amended, as the ATM Sales Agreement. During the six months ended June 30, 2022, a portion of the aggregate offering price totaling $11.8 million expired without sale. As of June 30, 2022, we had an aggregate of $75.0 million available for future sales. Pursuant to the ATM Sales Agreement we may offer and sell shares of our common stock from time to time through JonesTrading or B. Riley Securities, each acting as our sales agent. We have agreed to pay commissions to the sales agents for their services in acting as agents in the sale of our common stock in the amount of up to 3.0% of the gross proceeds from sales of our common stock pursuant to the ATM Sales Agreement. Sales of shares of our common stock under the ATM Sales Agreement may be made by any method that is deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. With our prior written approval, JonesTrading or B. Riley Securities may also sell the shares by any other method permitted by law, including in negotiated transactions. We and JonesTrading or B. Riley Securities may suspend or terminate the offering of shares upon notice to the other parties and subject to other conditions. During the three and six months ended June 30, 2022 and 2021, we did not sell any shares under the ATM Sales Agreement.
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
Clinical Development Program
At this stage in eganelisib’s clinical development, and given the current market environment, we are prioritizing establishing potential partnerships before beginning new efficacy studies, including MARIO-4 in triple negative breast cancer, or TNBC, and the MARIO-P platform study. We believe this approach will allow us to focus our current resources on our ongoing clinical trials, extend our cash runway, and will provide the flexibility necessary to accommodate potential partners’ input on the prioritization and design of our potential next studies.
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
MARIO-275
MARIO-275 is our global, randomized, placebo-controlled Phase 2 study evaluating the effect of adding eganelisib to nivolumab, also known as Opdivo®, in checkpoint-naïve advanced urothelial cancer, or UC, patients whose cancer has progressed or recurred following treatment with platinum-based chemotherapy. Nivolumab is an immune checkpoint inhibitor therapy commercialized by Bristol Myers Squibb Company, or BMS, that targets programmed death receptor 1, or PD-1, a checkpoint protein that helps regulate the body’s immune system. We presented MARIO-275 data at the American Society of Clinical Oncology Genitourinary Cancers Symposium, or ASCO GU, in February 2021, and presented updates on overall survival data in July 2021 and January 2022, as well as a two-year landmark analysis announced in a press release issued on August 9, 2022. The data from the 49 patients enrolled in the trial include the following findings:
•At a two-year landmark survival analysis as of July 29, 2022, 45% of patients in the eganelisib plus nivolumab arm are alive compared to 24% of patients in the nivolumab control arm. Durable survival benefit was also seen in the PD-L1(-) subgroup, with 38% of patients alive at two years in the eganelisib plus nivolumab arm versus 17% in the control group. No new safety signals were observed during the extended period on treatment.
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

We do not anticipate disruptions to drug supply due to COVID-19. The safety and well-being of our employees remains a top priority, and we are working to mitigate risk while minimizing disruptions. However, variants of the SARS-COV-2 virus have continued to develop, and future variants could be potentially more virulent or more contagious than variants to date. Such variants may worsen or prolong the impact of the COVID-19 pandemic, and may be so extreme that we cannot fully mitigate their impact on our manufacturing timeline or other business interests.
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
There have been no material changes to our critical accounting policies during the six months ended June 30, 2022. Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2021 Annual Report on Form 10-K for a discussion of our critical accounting policies and significant judgments and estimates.

Results of Operations
The following table summarizes our results of operations for each of the three and six months ended June 30, 2022 and 2021, together with the change in these items in dollars and as a percentage:

	Three Months Ended June 30,		$ Change	% Change
	2022	2021
	(in thousands)
Royalty revenue	$686	$512	$174	34%
Research and development expense	8,795	7,957	838	11%
General and administrative expense	3,495	3,498	(3)	—%
Royalty expense	414	308	106	34%
Investment and other income	77	27	50	185%
Non-cash interest expense	(45)	(45)	—	—%
Net loss	(11,986)	(11,269)	(717)	6%

	Six Months Ended June 30,		$ Change	% Change
	2022	2021
	(in thousands)
Royalty revenue	$1,338	$979	$359	37%
Research and development expense	17,785	16,158	1,627	10%
General and administrative expense	7,171	7,064	107	2%
Royalty expense	807	590	217	37%
Investment and other income	93	25	68	272%
Non-cash interest expense	(90)	(90)	—	—%
Net loss	(24,422)	(22,898)	(1,524)	7%
Revenue
Royalty revenue for both the three and six months ended June 30, 2022 and 2021 is related to royalties from Secura Bio and Verastem on net sales of duvelisib. A portion of royalties received is owed to Mundipharma International Corporation Limited, or Mundipharma, and Purdue Pharmaceutical Products L.P., or Purdue. We refer to such portion as the Trailing Mundipharma Royalties (see Note 11 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). We and HealthCare Royalty Partners III, L.P., or HCR, entered into a purchase and sale agreement in March 2019, or the HCR Agreement, pursuant to which HCR acquired our interest in royalties received from Verastem on net sales of duvelisib, less the Trailing Mundipharma Royalties (see Note 9 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
Research and Development Expense
Research and development expense increased for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 due to an increase in compensation and hiring expenses of $1.3 million due primarily to new hires during the period and an increase in consulting expenses of $0.5 million to support the continued development of eganelisib, partially offset by a decrease in clinical development expenses of $1.1 million.
Research and development expense increased for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 due to an increase in compensation and hiring expenses of $2.3 million due primarily to new hires during the period, an increase in consulting expenses of $0.4 million to support the continued development of eganelisib and an increase in information technology support expenses of $0.2 million, partially offset by a decrease in clinical development expenses of $1.5 million.

We track and accumulate expenses by major program. These expenses primarily relate to payroll and related expenses for personnel working on our programs, process development and manufacturing, preclinical toxicology studies, clinical trial costs and allocated costs of facilities. During the three months ended June 30, 2022 and 2021, we estimated that we incurred $8.8 million and $8.0 million, respectively, on eganelisib. During the six months ended June 30, 2022 and 2021, we estimated that we incurred $17.8 million and $16.2 million of research and development expense, respectively, on eganelisib.
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
•the cost and availability of combination and comparator drugs, such as the current global shortage of the MARIO-3 combination drug nab-paclitaxel. Although we expect our current supply of nab-paclitaxel to be adequate to meet MARIO-3 demand through the study completion, the global shortage could impact MARIO-3 if the shortage persists beyond our current supply;
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
General and Administrative Expense
General and administrative expense was comparable for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021.
Royalty Expense
Royalty expense for both periods is related to royalties paid to Mundipharma, Purdue and Takeda on net sales of duvelisib by Secura Bio and Verastem.
Investment and Other Income (Expense)
Investment and other income increased for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021 primarily as a result of higher yields on our cash and investments.

Non-cash Interest Expense
Non-cash interest expense for the three and six months ended June 30, 2022 was the result of the sale of future royalties in relation to the HCR Agreement and BVF Funding Agreement, which we recognized as liabilities that are being amortized using the effective interest method over the life of the arrangements (see Note 9 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). Over the course of the arrangements, the non-cash interest expense will be affected by the amount and timing of estimated royalty revenue, if any. We reassess the effective interest rate on a quarterly basis and adjust the rate prospectively as needed.
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
The following table summarizes the components of our financial condition:

	June 30, 2022	December 31, 2021
	(in thousands)
Cash, cash equivalents and available-for-sale securities	$56,575	$80,726
Working capital	45,271	68,968

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Cash (used in) provided by:
Operating activities	$(24,130)	$(23,038)
Investing activities	(10,786)	5,500
Financing activities	28	86,203

Cash Flows
For the six months ended June 30, 2022 compared to the six months ended June 30, 2021, our cash used in operating activities increased primarily due to increased operating expenses as we continue clinical development of eganelisib. Our cash used in operating activities in future periods may vary significantly.
Net cash provided by investing activities decreased during the six months ended June 30, 2022 primarily due to net purchases of available-for-sale securities of $10.8 million as compared to net proceeds from available-for-sale securities of $5.5 million for the six months ended June 30, 2021.
Net cash provided by financing activities for the six months ended June 30, 2022 was due to proceeds from the issuance of common stock to employees during the period. Net cash provided by financing activities for the six months ended June 30, 2021 was due to $85.8 million in net proceeds from our public offering in February 2021.
Operating Capital Requirements
As of June 30, 2022, we had cash, cash equivalents and available-for-sale securities of $56.6 million. We believe that our existing cash, cash equivalents and available-for-sale securities at June 30, 2022 will be adequate to satisfy our capital needs for at least the next twelve months from the issuance date of the financial statements included in this Quarterly Report on Form 10-Q based on our current operational plans. We expect to continue to spend significant resources to fund the development and potential commercialization of eganelisib and to incur significant operating losses for the foreseeable future.

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

Equity Offerings
On June 28, 2019, we entered into a Capital on Demand Sales Agreement with JonesTrading Institutional Services LLC, or JonesTrading, and on July 29, 2019 we amended and restated the sales agreement to add B. Riley Securities (f/k/a B. Riley FBR, Inc.), or B. Riley Securities, as a party to the agreement. On July 27, 2021, we entered into an amendment to the agreement to increase the maximum aggregate offering price of the shares of common stock that we may issue and sell from time to time under the agreement by $75.0 million to an aggregate of $95.0 million. We refer to the amended and restated sales agreement, as amended, as the ATM Sales Agreement. During the six months ended June 30, 2022, a portion of the aggregate offering price totaling $11.8 million expired without sale. As of June 30, 2022, we had an aggregate of $75.0 million available for future sales. Pursuant to the ATM Sales Agreement we may offer and sell shares of our common stock from time to time through JonesTrading or B. Riley Securities, each acting as our sales agent. We have agreed to pay commissions to the sales agents for their services in acting as agents in the sale of our common stock in the amount of up to 3.0% of the gross proceeds from sales of our common stock pursuant to the ATM Sales Agreement. Sales of shares of our common stock under the ATM Sales Agreement may be made by any method that is deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. With our prior written approval, JonesTrading or B. Riley Securities may also sell the shares by any other method permitted by law, including in negotiated transactions. We and JonesTrading or B. Riley Securities may suspend or terminate the offering of shares upon notice to the other parties and subject to other conditions. During the three and six months ended June 30, 2022 and 2021, we did not sell any shares under the ATM Sales Agreement.
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
Item 4.Controls and Procedures
Our management, with the participation of our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our principal executive and financial officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our common stock is currently listed for quotation on the Nasdaq Global Select Market. We are required to meet specified requirements in order to maintain our listing on the Nasdaq Global Select Market, including, among other things, a minimum bid price of $1.00 per share under Nasdaq Listing Rule 5450(a)(1), or the Minimum Bid Requirement , and Minimum Bid Price, respectively. On May 24, 2022, we received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market, LLC, or Nasdaq, notifying us that, for the previous 30 consecutive business days, the bid price for our common stock had closed below the Minimum Bid Price.
The Notice has no immediate effect on the listing of our common stock. We have 180 calendar days, or until November 21, 2022, to regain compliance with the Minimum Bid Requirement. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days during this 180-day period. We intend to actively monitor the closing bid price of our common stock and will evaluate available options to regain compliance with the Minimum Bid Requirement. If we fail to do so within the initial 180 calendar day period, we may be eligible for an additional 180 calendar day compliance period. However, there can be no assurance that we can secure such additional compliance period, that we will be able to regain compliance with the Minimum Bid Requirement, or that we can maintain compliance with the other listing requirements.
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
We may seek additional funding through public or private financings of equity or debt securities, but such financing may not be available on acceptable terms, if at all. If we raise additional funds through the issuance of additional debt or equity securities, as we did in 2020 under our common stock sales facility as well as in February 2021 through a public offering of our common stock, we may not be able to raise capital at the price we desire, as underscored by our current noncompliance with the Minimum Bid Requirement. Any public offering could result in dilution to our existing stockholders, increased fixed payment obligations and the existence of securities with rights that may adversely affect the rights of our existing stockholders including liquidation or other preferences and anti-dilution protections.
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
If we are unable to obtain additional funding on a timely basis, we may be required to curtail, terminate, sell or license rights to develop and market eganelisib that we would otherwise prefer to develop and market ourselves, or to scale back, suspend, or terminate our business operations. For example, we are currently in discussions with potential partners regarding the future development of eganelisib and have opted to defer initiation of any new clinical trials until such time that we have entered into a potential partnership or have otherwise raised additional capital.

Item 6.Exhibits

	Description	Incorporated by Reference
Exhibit No.		Form	SEC Filing date	Exhibit Number	Filed with this 10-Q
3.1	Restated Certificate of Incorporation of the Registrant, as amended.	10-Q	7/30/2020	3.1
3.2	Amended and Restated Bylaws of the Registrant.	8-K	3/17/2009	3.1
4.1	Form of Common Stock Certificate.	10-K	3/14/2008	4.1
10.1*	2019 Equity Incentive Plan of Infinity Pharmaceuticals, Inc., as amended by Amendment No. 1 and No. 2	S-8	6/16/2022	99.1
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X
*Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFINITY PHARMACEUTICALS, INC.
Date: August 9, 2022	By:	/s/ Lawrence E. Bloch
Lawrence E. Bloch, M.D., J.D.
President
(Principal Financial Officer & Principal Accounting Officer)