Form 10-Q
period 2022-09-30
INFINITY PHARMACEUTICALS, INC.
filed 2022-11-14
CIK 1113148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on November 7, 2022: 89,345,581

INFINITY PHARMACEUTICALS, INC.
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2022

Cautionary Note Regarding Forward-Looking Information and Industry Data
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
There are a number of important risks and uncertainties that could cause actual results or events to differ materially from those indicated by forward-looking statements made herein. These risks and uncertainties include those inherent in pharmaceutical research and development, such as adverse results in our drug discovery and clinical development activities, decisions made by the U.S. Food and Drug Administration, or FDA, and other regulatory authorities with respect to the development and commercialization of our product candidates, our ability to obtain, maintain and enforce intellectual property rights for our product candidates, our dependence on our alliance partners, our competitive position, our ability to obtain any necessary financing to conduct our planned activities, our ability to implement our strategic plans, and other risks described herein. These risks also include the direct and indirect impact of COVID-19 on our business operations and financial results.
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

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$47,182	$80,726
Prepaid expenses and other current assets	2,168	1,542
Total current assets	49,350	82,268
Property and equipment, net	906	1,241
Restricted cash, less current portion	158	158
Operating lease right-of-use assets	793	1,064
Other assets	384	54
Total assets	$51,591	$84,785
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$1,952	$2,320
Accrued expenses and other current liabilities	12,248	10,980
Total current liabilities	14,200	13,300
Liabilities related to sale of future royalties, net, less current portion (Note 9)	47,753	48,727
Operating lease liability, less current portion	480	917
Other liabilities	32	270
Total liabilities	62,465	63,214
Commitments and contingencies
Stockholders’ (deficit) equity:
Preferred Stock, $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common Stock, $0.001 par value; 200,000,000 shares authorized; 89,345,581 and 89,155,311 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	89	89
Additional paid-in capital	835,759	833,065
Accumulated deficit	(846,722)	(811,583)
Total stockholders’ (deficit) equity	(10,874)	21,571
Total liabilities and stockholders’ (deficit) equity	$51,591	$84,785
The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Royalty revenue	$712	$428	$2,050	$1,407
Operating expenses:
Research and development	7,663	7,073	25,448	23,231
General and administrative	3,501	3,847	10,672	10,911
Royalty expense (Note 11)	429	258	1,236	848
Total operating expenses	11,593	11,178	37,356	34,990
Loss from operations	(10,881)	(10,750)	(35,306)	(33,583)
Other income (expense):
Investment and other income	209	82	302	107
Non-cash interest expense (Note 9)	(45)	(45)	(135)	(135)
Total other income (expense)	164	37	167	(28)
Net loss	$(10,717)	$(10,713)	$(35,139)	$(33,611)
Basic and diluted loss per common share:	$(0.12)	$(0.12)	$(0.39)	$(0.40)
Basic and diluted weighted average number of common shares outstanding:	89,392,079	88,766,912	89,211,208	84,433,435
Other comprehensive loss:
Net unrealized holding gains on available-for-sale securities arising during the period	18	—	—	1
Comprehensive loss	$(10,699)	$(10,713)	$(35,139)	$(33,610)
The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net loss	$(35,139)	$(33,611)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	352	360
Stock-based compensation	2,599	1,973
Non-cash royalty revenue	(1,085)	(745)
Non-cash interest expense	135	135
Other, net	91	(52)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(956)	(103)
Operating lease right-of-use assets	271	281
Accounts payable, accrued expenses and other liabilities	583	1,189
Operating lease liability	(382)	(327)
Net cash used in operating activities	(33,531)	(30,900)
Investing activities
Purchases of property and equipment	(17)	(11)
Purchases of available-for-sale securities	(16,038)	—
Proceeds from maturities of available-for-sale securities	16,000	5,500
Net cash (used in) provided by investing activities	(55)	5,489
Financing activities
Proceeds from public offering, net	—	85,838
Proceeds from common stock sales facility, net of issuance costs	—	336
Proceeds from issuances of common stock, net	42	575
Net cash provided by financing activities	42	86,749
Net (decrease) increase in cash, cash equivalents and restricted cash	(33,544)	61,338
Cash, cash equivalents and restricted cash at beginning of period	80,884	28,908
Cash, cash equivalents and restricted cash at end of period	$47,340	$90,246

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$47,182	$90,088
Restricted cash, less current portion	158	158
Total cash, cash equivalents and restricted cash	$47,340	$90,246
The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
(unaudited)
(in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Deficit
Balance at June 30, 2022	89,277,873	$89	$834,827	$(836,005)	$(18)	$(1,107)
Stock-based compensation expense			917			917
Issuance of common stock, net	67,708	—	15			15
Unrealized gain on marketable securities					18	18
Net loss				(10,717)		(10,717)
Balance at September 30, 2022	89,345,581	$89	$835,759	$(846,722)	$—	$(10,874)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at June 30, 2021	88,719,539	$89	$830,670	$(789,219)	$—	$41,540
Exercise of stock options	122,339	—	210			210
Stock-based compensation expense			771			771
Issuance of common stock related to sales facility, net of issuance costs	89,520	—	336			336
Net loss				(10,713)		(10,713)
Balance at September 30, 2021	88,931,398	$89	$831,987	$(799,932)	$—	$32,144

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
(unaudited)
(in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2021	89,155,311	$89	$833,065	$(811,583)	$—	$21,571
Stock-based compensation expense			2,599			2,599
Issuance of common stock, net	190,270	—	95			95
Net loss				(35,139)		(35,139)
Balance at September 30, 2022	89,345,581	$89	$835,759	$(846,722)	$—	$(10,874)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ (Deficit) Equity
Balance at December 31, 2020	64,320,244	$64	$743,269	$(766,321)	$(1)	$(22,989)
Exercise of stock options	328,830	1	545			546
Stock-based compensation expense			1,973			1,973
Issuance of common stock related to public offering, net of issuance costs	24,150,000	24	85,814			85,838
Issuance of common stock related to sales facility, net of issuance costs	89,520	—	336			336
Issuance of common stock, net	42,804	—	50			50
Unrealized gain on marketable securities					1	1
Net loss				(33,611)		(33,611)
Balance at September 30, 2021	88,931,398	$89	$831,987	$(799,932)	$—	$32,144
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
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022.
The information presented in the condensed consolidated financial statements and related footnotes at September 30, 2022, and for the three and nine months ended September 30, 2022 and 2021, is unaudited, and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2021 have been derived from our audited financial statements. For further information, please refer to the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission, or SEC, on March 29, 2022, which we refer to as our 2021 Annual Report on Form 10-K.
Liquidity
As of September 30, 2022, we had cash and cash equivalents of $47.2 million. We have primarily incurred operating losses since inception and have relied on our ability to fund our operations through collaboration and license arrangements, or other strategic arrangements, and through the sale of our common stock.
We expect to continue to spend significant resources to fund the development and potential commercialization of eganelisib, also known as IPI-549, an orally administered immuno-oncology product candidate that selectively inhibits the enzyme phosphoinositide-3-kinase-gamma, or PI3K-gamma, and to incur significant operating losses for the foreseeable future.
We believe that our existing cash and cash equivalents at September 30, 2022 will be adequate to satisfy our current operating plans for at least the next twelve months from the issuance date of these financial statements.
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

	At September 30,
	2022	2021
Stock options	14,697,988	12,942,077
Unvested restricted stock units	2,939,816	50,000
New Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements, or ASU No. 2016-13, which requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and it establishes additional disclosure requirements related to credit risks. For available-for-sale debt securities with expected credit losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. In November 2019, the FASB subsequently issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, whereby the effective date of this standard for smaller reporting companies was deferred to annual reporting periods beginning after December 15, 2022, including interim periods within those annual reporting periods, and early adoption is still permitted. We do not expect that the adoption of ASU No. 2016-13 will have a material impact on our consolidated financial statements and related disclosures.
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

4. Stock-Based Compensation
Total stock-based compensation expense related to all equity awards for the three and nine months ended September 30, 2022 and 2021 was composed of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Research and development	$335	$278	$889	$594
General and administrative	582	493	1,710	1,379
Total stock-based compensation expense	$917	$771	$2,599	$1,973
As of September 30, 2022, we had approximately $9.0 million of total unrecognized compensation cost related to unvested common stock options, restricted stock units and awards under our 2013 Employee Stock Purchase Plan, which is expected to be recognized over a weighted-average period of 2.2 years.
Stock Options
During the nine months ended September 30, 2022, we granted options to purchase 2,776,324 shares of our common stock at a weighted average fair value of $1.11 per share and a weighted average exercise price of $1.37 per share. No options were granted during the three months ended September 30, 2022. During the nine months ended September 30, 2021, we granted options to purchase 975,040 shares of our common stock at a weighted average fair value of $2.70 per share and a weighted average exercise price of $3.34 per share. For the three and nine months ended September 30, 2022 and 2021, the fair values were estimated using the Black-Scholes valuation model using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Risk-free interest rate	—	0.9%	2.0%	0.9%
Expected annual dividend yield	—	—	—	—
Expected stock price volatility	—	106.6%	105.2%	106.3%
Expected term of options	—	6.0 years	5.9 years	5.9 years
Restricted Stock Units
From time to time, we grant restricted stock units (“RSUs”) to employees. RSUs awarded to employees contain a mix of service and performance conditions. Stock-based compensation expense related to RSUs with service conditions is recognized on a straight-line basis over the requisite service period of the award, which is generally equal to the vesting period of the award. Stock-based compensation expense related to RSUs with performance conditions is recognized when it is deemed probable that the performance condition will be met. The fair value of RSUs awarded is estimated to be equal to the closing price of our common stock on the date of grant.

During the nine months ended September 30, 2022, we granted RSUs for 2,950,483 shares of our common stock at a weighted average fair value of $1.08 per share. 804,669 of the RSUs contain service conditions and will vest at a rate of 100% on June 30, 2023. The remaining 2,145,814 of RSUs include a performance condition. If the performance condition is not met prior to June 30, 2024, then the RSUs will expire without vesting. As of September 30, 2022, no stock-based compensation expense has been recognized related to the RSUs with performance conditions.

During the nine months ended September 30, 2021, we granted RSUs worth 50,000 shares of our common stock at a weighted average fair value of $2.93 per share. The RSUs became fully vested during the nine months ended September 30, 2022.

5. Cash, Cash Equivalents and Available-for-Sale Securities
As of September 30, 2022 and December 31, 2021, we had cash and cash equivalents of $47.2 million and $80.7 million, respectively. We have not incurred any unrealized gains or losses on our cash and cash equivalents balances as of September 30, 2022 and December 31, 2021.
During the nine months ended September 30, 2022 and 2021, we held debt securities classified as available-for-sale securities. We had no material realized gains or losses on our available-for-sale securities for the three and nine months ended September 30, 2022 and 2021.
6. Fair Value
The following table presents the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash and cash equivalents	$47,182	$—	$—
Total assets	$47,182	$—	$—

Liabilities:
Warrant liability	$—	$—	$220
Total liabilities	$—	$—	$220

	December 31, 2021
	Level 1	Level 2	Level 3
	(in thousands)
Assets:
Cash and cash equivalents	$80,726	$—	$—
Total assets	$80,726	$—	$—

Liabilities:
Warrant liability	$—	$—	$220
Total liabilities	$—	$—	$220
Cash and cash equivalents consist of highly liquid deposit accounts and money market funds that are intended to consistently transact at a target net asset value of $1.00. Accordingly, the carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents approximate their fair value.
There have been no changes to our valuation methods of available-for-sale securities during the nine months ended September 30, 2022. We had no available-for-sale securities that were classified as Level 3 at any point during the nine months ended September 30, 2022 or during the year ended December 31, 2021.
Warrant liability relates to potential future warrants that may be issued. The fair value of the warrant liability on the date of the commitment and on each re-measurement date for those warrants classified as liabilities was estimated using the Monte Carlo simulation model, which involves a series of simulated future stock price paths over the remaining life of the commitment. The fair value is estimated by taking the average of the fair values under each of many Monte Carlo simulations. The fair value estimate is affected by our stock price, as well as estimated future financing needs, including timing and sources of the financing and subjective variables including expected stock price volatility over the remaining life of the commitment and risk-free interest rate. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The fair value of the warrant liability as of September 30, 2022 has been included in accrued expenses and other current liabilities on our condensed consolidated balance sheet. The fair value of the warrant liability as of December 31, 2021 has been included in other liabilities on our condensed consolidated balance sheet. See Note 9 for further discussion of the accounting for the warrants.

The carrying amounts reflected in the condensed consolidated balance sheets for prepaid expenses and other current assets, other assets, accounts payable and accrued expenses and other current liabilities approximate their fair value due to their short-term maturities.
7. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	September 30, 2022	December 31, 2021
	(in thousands)
Prepaid expenses	$1,765	$1,143
Other current assets	403	399
Total prepaid expenses and other current assets	$2,168	$1,542
8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	September 30, 2022	December 31, 2021
	(in thousands)
Accrued clinical	$4,179	$4,998
Accrued compensation and benefits	2,917	2,835
Accrued development	2,417	755
Liability related to sale of future royalties, net, current portion	921	897
Operating lease liability, current portion	574	519
Other	1,240	976
Total accrued expenses and other current liabilities	$12,248	$10,980
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
The following table shows the activity within the liability account for the nine months ended September 30, 2022:

September 30, 2022
(in thousands)
Liability related to sale of future royalties, net - beginning balance	$28,038
Non-cash royalty revenue	(1,085)
Non-cash interest expense recognized	115
Liability related to sale of future royalties, net - ending balance	27,068
Less: current portion	(921)
Liability related to sale of future royalties, net, less current portion	$26,147
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

We recognized the proceeds received under the BVF Funding Agreement as a related party liability that will be amortized using the effective interest method over the life of the arrangement. We recorded the receipt of the $20.0 million Upfront Purchase Price as a liability, net of debt issuance costs of approximately $0.4 million and warrant liability of $0.3 million. The related party liability has since been reclassified to liabilities related to sale of future royalties since Biotechnology Value Fund, L.P. is no longer considered our related party. We are not obligated to repay any of the proceeds received under the BVF Funding Agreement. In order to determine the amortization of the liability, we are required to estimate the total amount of potential future net royalty payments to be made by PellePharm to the Buyer over the term of the BVF Funding Agreement. The total estimated net royalties to be paid, less the net proceeds received, will be recorded as interest expense over the life of the liability. Interest and debt discount amortization expense is reflected as non-cash interest expense for the three and nine months ended September 30, 2022 and 2021 in our condensed consolidated statements of operations and comprehensive loss. Over the course of the BVF Funding Agreement, the actual interest rate will be affected by the amount and timing of royalty revenue recognized, if any, and changes in forecasted royalty revenue. There are a number of factors that could materially affect the amount and timing of royalty payments from PellePharm, none of which are within our control. On a quarterly basis, we will reassess the effective interest rate and adjust the rate prospectively as needed.
The following table shows the activity within the liability account for the nine months ended September 30, 2022:

September 30, 2022
(in thousands)
Liability related to sale of future royalties, net - beginning balance	$21,586
Non-cash interest expense recognized	20
Liability related to sale of future royalties, net - ending balance	$21,606
For so long as we have not exercised an option to repurchase the Buyer’s equity interest under the BVF Funding Agreement, (a) if, during the 36-month period following the BVF Closing Date, we issue a specified number of shares of our common stock, which we refer to as the Warrant Threshold, and (b) any shares in excess of the Warrant Threshold are issued for consideration to us of less than $3.75 per share (as adjusted for any stock splits, reverse stock splits or other similar recapitalization events), or the Threshold Price, then we are obligated to issue to BVF warrants to purchase a number of shares of our common stock. Such warrants would equal 50% of the number of qualifying shares at an exercise price equal to 1.5 times the price per share of such qualifying shares issued. The requirement to issue warrants to BVF does not apply to certain issuances of our common stock. As of September 30, 2022, the Warrant Threshold has been met, and any future qualifying shares of our common stock issued below the Price Threshold will result in warrants to purchase our common stock to be issued to BVF. No warrants have been issued to BVF as of September 30, 2022.
We determined that the commitment to issue warrants represents a freestanding financial instrument and accounted for it as a liability as of the BVF Closing Date. The fair value of the warrant liability was estimated using the Monte Carlo simulation model. The fair value of the warrant liability as of September 30, 2022 has been included in accrued expenses and other current liabilities on our condensed consolidated balance sheet. We will re-measure the warrant liability at each reporting date. Changes in fair value of the warrant liability are included in investment and other income in our condensed consolidated statements of operations and comprehensive loss. See Note 6 for further discussions of the fair value of the warrants.
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
Beginning August 1, 2019, or the Rent Commencement Date, the total base rent of the Lease was $47,961 per month and increases by approximately 3% on each anniversary of the Rent Commencement Date until the Expiration Date. In addition to the base rent, we are also responsible for our share of the operating expenses, insurance, real estate taxes and certain capital costs, and we are responsible for utility expenses in the Leased Premises, all in accordance with the terms of the Lease. Pursuant to the terms of the Lease, we provided a security deposit in the form of a letter of credit in the initial amount $300,000, which was reduced to $150,000 during the year ended December 31, 2021 in accordance with the terms of the Lease. The remaining portion of the security deposit plus the associated bank fee of $7,500 is included on our condensed consolidated balance sheet as restricted cash as of September 30, 2022. The Landlord provided a lease incentive allowance of $0.6 million to fund certain improvements made by us to the Leased Premises.

As of September 30, 2022, future minimum lease payments of our operating lease liabilities are approximately $1.2 million.
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

Duvelisib
Pursuant to the Takeda Agreement, prior to March 4, 2019, we were obligated to share equally with Takeda all revenue arising from certain qualifying transactions for duvelisib, including the Secura Bio Agreement, subject to certain exceptions including revenue we receive as reimbursement for duvelisib research and development expenses. On March 4, 2019, we entered into the fourth amendment to the Takeda Agreement, or the Takeda Amendment. Pursuant to the Takeda Amendment, Takeda agreed (i) to the sale of certain royalty payments based on worldwide annual net sales of Licensed Products under the Secura Bio Agreement to HCR, (ii) to forego its rights to an equal share of the royalties due from Secura Bio during the term of the HCR Agreement, and (iii) not to seek any payment from HCR with respect to the royalties owed to Takeda. As consideration for the Takeda Amendment, we paid Takeda $6.7 million representing 25% of the $30.0 million in gross proceeds we received from the closing of the HCR Agreement, net of 25% of the expenses incurred by us in connection with the HCR Agreement. In addition, we agreed to pay Takeda 25% of the royalties that would have been payable to us by Secura Bio but for the consummation of the HCR Agreement, which we refer to as the Interim Obligation. During the nine months ended September 30, 2022 and 2021, we recognized $0.3 million and $0.2 million of Interim Obligation amounts owed to Takeda as royalty expense, respectively.
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
12. Stockholders’ (Deficit) Equity
Common Stock Sales Facility
On June 28, 2019, we entered into a Capital on Demand Sales Agreement with JonesTrading Institutional Services LLC, or JonesTrading, and on July 29, 2019 we amended and restated the sales agreement to add B. Riley Securities (f/k/a B. Riley FBR, Inc.), or B. Riley Securities, as a party to the agreement. On July 27, 2021, we entered into an amendment to the agreement to increase the maximum aggregate offering price of the shares of common stock that we may issue and sell from time to time under the agreement by $75.0 million to an aggregate of $95.0 million. We refer to the amended and restated sales agreement, as amended, as the ATM Sales Agreement. During the nine months ended September 30, 2022, a portion of the aggregate offering price totaling $11.8 million expired without sale. As of September 30, 2022, we had an aggregate of $75.0 million available for future sales. Pursuant to the ATM Sales Agreement we may offer and sell shares of our common stock from time to time through JonesTrading or B. Riley Securities, each acting as our sales agent. We have agreed to pay commissions to the sales agents for their services in acting as agents in the sale of our common stock in the amount of up to 3.0% of the gross proceeds from sales of our common stock pursuant to the ATM Sales Agreement. Sales of shares of our common stock under the ATM Sales Agreement may be made by any method that is deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. With our prior written approval, JonesTrading or B. Riley Securities may also sell the shares by any other method permitted by law, including in negotiated transactions. We and JonesTrading or B. Riley Securities may suspend or terminate the offering of shares upon notice to the other parties and subject to other conditions. During the three and nine months ended September 30, 2022, we did not sell any shares under the ATM Sales Agreement. During the three and nine months ended September 30, 2021, we issued and sold 89,520 shares of common stock at a weighted average price per share of $3.83 at-the-market pursuant to the ATM Sales Agreement for $0.3 million in net proceeds.
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
Clinical Development Program
At this stage in eganelisib’s clinical development, and given the current market environment, we are prioritizing establishing potential partnerships before beginning new efficacy studies. We believe this approach will allow us to focus our current resources on our ongoing clinical trials, extend our cash runway, and will provide the flexibility necessary to accommodate potential partners’ input on the prioritization and design of our potential next studies.
MARIO-3
MARIO-3 is a multi-arm Phase 2 study designed to evaluate eganelisib in the front-line treatment for metastatic triple negative breast cancer, or mTNBC, and metastatic renal cell carcinoma, or mRCC. The mTNBC cohort is evaluating eganelisib in combination with atezolizumab, an anti-PD-L1 monoclonal antibody also known as Tecentriq®, and nab-paclitaxel, an albumin-bound chemotherapy drug also known as Abraxane®, in approximately 60 patients with unresectable locally advanced or metastatic TNBC. The RCC cohort is evaluating eganelisib in combination with atezolizumab and bevacizumab, also known as Avastin®, in approximately 30 patients with RCC. Using the same cutoff standard used in the F. Hoffmann-La Roche Ltd., or Roche, benchmark IMpassion130 study for PD-L1, we refer to tumors that test below 1% PD-L1 at baseline as “PD-L1(-) tumors” and tumors that test equal to or greater than 1% as “PD-L1(+) tumors.” We entered into clinical supply agreements with Roche, under which Roche has agreed to supply atezolizumab and bevacizumab for our use in MARIO-3.
On November 14, 2022, we released the following updated MARIO-3 data:
•As of October 8, 2022, 62 patients were enrolled and evaluable for safety, and 57 patients were evaluable for efficacy, with a median duration of follow-up of 10.0 (8.1,14.2) months. Of the 57 evaluable patients:
◦35 patients (61.4%) had PD-L1(-) tumors
◦18 patients (31.6%) had PD-L1(+) tumors
◦4 patients (7.0%) had tumors of undetermined PD-L1 status
Since we presented data at the 2021 San Antonio Breast Cancer Symposium on December 10, 2021, there is now additional data which suggest a long-term patient benefit with a 52% relative improvement in one-year progression-free survival rate in the MARIO-3 intent-to-treat (ITT) population, including in patients with both PD-L1(+) and PD-L1(-) tumors, compared to the benchmark IMpassion130 study evaluating atezolizumab in combination with nab-paclitaxel compared to placebo with nab-paclitaxel in patients with mTNBC. We designed the MARIO-3 trial to be substantially similar to the IMpassion130 study with respect to inclusion and exclusion criteria, PD-L1 diagnostic, and other factors; however, the risks in cross-trial comparisons limit our ability to reach definitive conclusions without a prospective, adequately powered, randomized controlled trial. Consequently, the data and results from MARIO-3 may not be comparable to IMpassion130 for reasons including differences in clinical trial protocols, safety management, sample sizes, duration of treatment, median duration of follow up, and other factors.

MARIO-3 One-Year Progression-Free Survival Rate Compared to IMpassion130

	ITT		PD-L1 (+)		PD-L1 (-)
	MARIO-3 n=57^	IMpassion130 n=451^^	MARIO-3 n=18	IMpassion130 n=185	MARIO-3 n=35	IMpassion130 n=266
One-Year PFS Rate, % (95% CI)	36.0% (23.7, 49.3)	23.7% (19.6, 27.9)	37.5% (16.8, 60.9)	29.1% (22.2, 36.1)	34.7% (19.6, 51.6)	NR*
One-Year PFS Rate improvement compared to IMpassion130	52% relative improvement		29% relative improvement		NE** (46% relative improvement compared to IMpassion130 ITT)
Median duration of follow up, months (95% CI)	10.0 (8.1, 14.2)	13.0 (NR*)	9.9 (5.5, NA)	NR*	9.3 (5.9, 14.2)	NR*
Data Snapshot: October 8, 2022
^ 4 patients of unknown PD-L1 status
^^ Schmid et al NEJM 2018
* NR = Not Reported
** NE = Not Evaluable

Additional MARIO-3 Data by Patient Population Compared to IMpassion130

	PD-L1 (+)		PD-L1 (-)
	MARIO-3 n=18	IMpassion130^ n=185	MARIO-3 n=35	IMpassion130^ n=265
CR, % (n)^^	16.7 (3)	10.3 (19)	5.7 (2)	4.9 (13)
ORR, % (n)^^	66.7 (12)	58.9 (109)	54.3 (19)	54.0 (143)
mDOR (mos) n (95% CI)^	11.7 n=12 (1.8, NA)	8.5 n=109 (7.3, 9.7)	7.4 n=19 (3.7, NA)	NR*
mDOR increase compared to IMpassion130	3.2 mos (37.6% increase)		NE**
mPFS, mos (95% CI)	6.4 (3.6, NA)	7.5 (6.7, 9.2)	7.3 (5.2, 13.3)	5.6 (5.5, 7.3)
Data Snapshot: October 8, 2022
^ Schmid et al NEJM 2018 with PD-L1(-) data calculated based on ITT and PD-L1(+) data
^^ Includes unconfirmed and confirmed responses for MARIO-3
* NR = Not Reported
** NE = Not Evaluable

No new safety signals were observed during the extended period on treatment, and the MARIO-3 safety profile continued to be consistent with expectations for the three component drugs.

Most Common Treatment-Related TEAEs in ≥ 10% of All Treated Patients^* (n=62)

Preferred Term/Grouped Term	Treatment-related TEAE (All), n (%)	Treatment-related TEAE (≥ Gr. 3), n (%)
Fatigue	30 (48.4)	4 (6.5)
Skin AEs	29 (46.8)	7 (11.3)
Nausea	28 (45.2)	0 (0.0)
Hepatic AEs**	24 (38.7)	15 (24.2)
Diarrhea	18 (29.0)	3 (4.8)
Alopecia	16 (25.8)	0 (0.0)
Neutropenia AEs	16 (25.8)	9 (14.5)
Vomiting	13(21.0)	1 (1.6)
Pyrexia	10 (16.1)	0 (0.0)
Peripheral neuropathy	19 (30.6)	7 (11.3)
Stomatitis	9 (14.5)	0 (0.0)
Decreased appetite	8 (12.9)	0 (0.0)
Headache	8 (12.9)	0 (0.0)
Weight decreased	7 (11.3)	1 (1.6)
Dysgeusia	7 (11.3)	0 (0.0)
Constipation	7 (11.3)	0 (0.0)
Data Snapshot: July 23, 2022
Presented in descending order of All Treatment-Related TEAE
^ Treatment-related is related to any of the study drugs (eganelisib, atezolizumab, nab-paclitaxel)
* No treatment-related Grade 5 AEs
** One Grade 4 event and no event met Hy’s Law criteria
Hepatic, skin, neutropenia, and peripheral neuropathy represent grouped preferred terms
Treatment Discontinuation: 74% MARIO-3 Patients Remained on Triplet Regimen Compared to 81% IMpassion130 Doublet Patients

	MARIO-3 Egan+ Atezo+Nab-Pac (n=62), n (%)	IMpassion130* Atezo+Nab-Pac (n=460), n (%)
All-causality AEs
Any grade	61 (98.4)	457 (99.3)
Grade 3 or 4	41 (66.1)	233 (50.7)
Grade 5	5 (8.1)	6 (1.3)
Serious AEs	22 (35.5)	110 (23.9)
AE leading to any drug withdraw	16 (25.8)	88 (19.1)
AE leading to Atezo withdraw	14 (22.6)	37 (8.0)
AE leading to Nab-Pac withdraw	11 (17.7)	85 (18.5)
Treatment-related AEs**
Any grade	60 (96.8)	444 (96.5)
Grade 3 or 4	42 (67.7)	191 (41.5)
Grade 5	0 (0.0)	2 (0.4)
Serious AEs	9 (14.5)	58 (12.6)
Data Snapshot: July 23, 2022
* Emens et al., Annals of Oncology 2021
** MARIO-3 data listed are for TEAEs related to any study drug

MARIO-275
MARIO-275 is our global, randomized, placebo-controlled Phase 2 study evaluating the effect of adding eganelisib to nivolumab, also known as Opdivo®, in checkpoint-naïve advanced urothelial cancer, or UC, patients whose cancer has progressed or recurred following treatment with platinum-based chemotherapy. Nivolumab is an immune checkpoint inhibitor therapy commercialized by Bristol Myers Squibb Company, or BMS, that targets programmed death receptor 1, or PD-1, a checkpoint protein that helps regulate the body’s immune system. We presented MARIO-275 data at the American Society of Clinical Oncology Genitourinary Cancers Symposium, or ASCO GU, in February 2021, and presented updates on overall survival data in July 2021 and January 2022, as well as a two-year landmark analysis announced in a press release issued on August 9, 2022. The data from the 49 patients enrolled in the trial include the following findings:
•At a two-year landmark survival analysis presented on of July 29, 2022, 45% of patients in the eganelisib plus nivolumab arm are alive compared to 24% of patients in the nivolumab control arm. Durable survival benefit was also seen in the PD-L1(-) subgroup, with 38% of patients alive at two years in the eganelisib plus nivolumab arm versus 17% in the control group. No new safety signals were observed during the extended period on treatment.
•Median overall survival (mOS) in the intent to treat population as presented in July 2021 was 15.4 months (6.2, NE) on the eganelisib plus nivolumab combination arm as compared to 7.9 months (2.3, NE) on the control arm of nivolumab alone with a hazard ratio (HR) 0.62 (0.28, 1.36), reflecting a 38% lower probability of death.
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
There have been no material changes to our critical accounting policies during the nine months ended September 30, 2022. Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2021 Annual Report on Form 10-K for a discussion of our critical accounting policies and significant judgments and estimates.
Results of Operations
The following table summarizes our results of operations for each of the three and nine months ended September 30, 2022 and 2021, together with the change in these items in dollars and as a percentage:

	Three Months Ended September 30,		$ Change	% Change
	2022	2021
	(in thousands)
Royalty revenue	$712	$428	$284	66%
Research and development expense	7,663	7,073	590	8%
General and administrative expense	3,501	3,847	(346)	(9)%
Royalty expense	429	258	171	66%
Investment and other income	209	82	127	155%
Non-cash interest expense	(45)	(45)	—	—%
Net loss	(10,717)	(10,713)	(4)	—%

	Nine Months Ended September 30,		$ Change	% Change
	2022	2021
	(in thousands)
Royalty revenue	$2,050	$1,407	$643	46%
Research and development expense	25,448	23,231	2,217	10%
General and administrative expense	10,672	10,911	(239)	(2)%
Royalty expense	1,236	848	388	46%
Investment and other income	302	107	195	182%
Non-cash interest expense	(135)	(135)	—	—%
Net loss	(35,139)	(33,611)	(1,528)	5%
Revenue
Royalty revenue for both the three and nine months ended September 30, 2022 and 2021 is related to royalties from Secura Bio and Verastem on net sales of duvelisib. A portion of royalties received is owed to Mundipharma International Corporation Limited, or Mundipharma, and Purdue Pharmaceutical Products L.P., or Purdue. We refer to such portion as the Trailing Mundipharma Royalties (see Note 11 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). We and HealthCare Royalty Partners III, L.P., or HCR, entered into a purchase and sale agreement in March 2019, or the HCR Agreement, pursuant to which HCR acquired our interest in royalties received from Verastem on net sales of duvelisib, less the Trailing Mundipharma Royalties (see Note 9 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
Research and Development Expense
Research and development expense increased for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 due to an increase in compensation expenses of $0.6 million due primarily to additional staff to support the future development of eganelisib, an increase in consulting expenses of $0.3 million, and an increase in information technology support expenses of $0.1 million, partially offset by a decrease in clinical development expenses of $0.4 million.
Research and development expense increased for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 due to an increase in compensation expenses of $2.7 million due primarily to new hires during the period, an increase in consulting expenses of $0.7 million to support the continued development of eganelisib and an increase in information technology support expenses of $0.3 million, partially offset by a decrease in clinical development expenses of $1.9 million.
We track and accumulate expenses by major program. These expenses primarily relate to payroll and related expenses for personnel working on our programs, process development and manufacturing, preclinical toxicology studies, clinical trial costs and allocated costs of facilities. During the three months ended September 30, 2022 and 2021, we estimated that we incurred $7.7 million and $7.1 million, respectively, on eganelisib. During the nine months ended September 30, 2022 and 2021, we estimated that we incurred $25.4 million and $23.2 million of research and development expense, respectively, on eganelisib.
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
General and Administrative Expense
General and administrative expense decreased for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 due to a decrease in professional services of $0.4 million.
General and administrative expense decreased for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 due to a decrease in professional services of $0.6 million and a decrease in consulting expenses of $0.5 million, partially offset by an increase in compensation expenses of $0.6 million due primarily to stock compensation and an increase in information technology support costs of $0.3 million.
Royalty Expense
Royalty expense for both periods is related to royalties paid to Mundipharma, Purdue and Takeda on net sales of duvelisib by Secura Bio and Verastem.
Investment and Other Income (Expense)
Investment and other income increased for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021 primarily as a result of higher yields on our cash and investments.
Non-cash Interest Expense
Non-cash interest expense for the three and nine months ended September 30, 2022 was the result of the sale of future royalties in relation to the HCR Agreement and BVF Funding Agreement, which we recognized as liabilities that are being amortized using the effective interest method over the life of the arrangements (see Note 9 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). Over the course of the arrangements, the non-cash interest expense will be affected by the amount and timing of estimated royalty revenue, if any. We reassess the effective interest rate on a quarterly basis and adjust the rate prospectively as needed.
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
The following table summarizes the components of our financial condition:

	September 30, 2022	December 31, 2021
	(in thousands)
Cash and cash equivalents	$47,182	$80,726
Working capital	35,150	68,968

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Cash (used in) provided by:
Operating activities	$(33,531)	$(30,900)
Investing activities	(55)	5,489
Financing activities	42	86,749

Cash Flows
For the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, our cash used in operating activities increased primarily due to increased operating expenses as we continue clinical development of eganelisib. Our cash used in operating activities in future periods may vary significantly.
Net cash provided by investing activities decreased during the nine months ended September 30, 2022 primarily due to proceeds from available-for-sale securities nearly offsetting purchases of available-for-sale securities as compared to net proceeds from available-for-sale securities of $5.5 million for the nine months ended September 30, 2021.
Net cash provided by financing activities for the nine months ended September 30, 2022 was due to proceeds from the issuance of common stock to employees during the period. Net cash provided by financing activities for the nine months ended September 30, 2021 was due to $85.8 million in net proceeds from our public offering in February 2021.
Operating Capital Requirements
As of September 30, 2022, we had cash and cash equivalents of $47.2 million. We believe that our existing cash and cash equivalents at September 30, 2022 will be adequate to satisfy our capital needs for at least the next twelve months from the issuance date of the financial statements included in this Quarterly Report on Form 10-Q based on our current operational plans. We expect to continue to spend significant resources to fund the development and potential commercialization of eganelisib and to incur significant operating losses for the foreseeable future.
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
Equity Offerings
On June 28, 2019, we entered into a Capital on Demand Sales Agreement with JonesTrading Institutional Services LLC, or JonesTrading, and on July 29, 2019 we amended and restated the sales agreement to add B. Riley Securities (f/k/a B. Riley FBR, Inc.), or B. Riley Securities, as a party to the agreement. On July 27, 2021, we entered into an amendment to the agreement to increase the maximum aggregate offering price of the shares of common stock that we may issue and sell from time to time under the agreement by $75.0 million to an aggregate of $95.0 million. We refer to the amended and restated sales agreement, as amended, as the ATM Sales Agreement. During the nine months ended September 30, 2022, a portion of the aggregate offering price totaling $11.8 million expired without sale. As of September 30, 2022, we had an aggregate of $75.0 million available for future sales. Pursuant to the ATM Sales Agreement we may offer and sell shares of our common stock from time to time through JonesTrading or B. Riley Securities, each acting as our sales agent. We have agreed to pay commissions to the sales agents for their services in acting as agents in the sale of our common stock in the amount of up to 3.0% of the gross proceeds from sales of our common stock pursuant to the ATM Sales Agreement. Sales of shares of our common stock under the ATM Sales Agreement may be made by any method that is deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. With our prior written approval, JonesTrading or B. Riley Securities may also sell the shares by any other method permitted by law, including in negotiated transactions. We and JonesTrading or B. Riley Securities may suspend or terminate the offering of shares upon notice to the other parties and subject to other conditions. During the three and nine months ended September 30, 2022, we did not sell any shares under the ATM Sales Agreement. During the three and nine months ended September 30, 2021, we issued and sold 89,520 shares of common stock at a weighted average price per share of $3.83 at-the-market pursuant to the ATM Sales Agreement for $0.3 million in net proceeds.
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

Item 4.Controls and Procedures
Our management, with the participation of our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our principal executive and financial officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our common stock is currently listed for quotation on the Nasdaq Global Select Market. We are required to meet specified requirements in order to maintain our listing on the Nasdaq Global Select Market, including, among other things, a minimum bid price of $1.00 per share under Nasdaq Listing Rule 5450(a)(1), or the Minimum Bid Requirement, and Minimum Bid Price, respectively. On May 24, 2022, we received a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market, LLC, or Nasdaq, notifying us that, for the previous 30 consecutive business days, the bid price for our common stock had closed below the Minimum Bid Price. On August 24, 2022, we received a letter from Nasdaq notifying us that we had regained compliance with the Minimum Bid Requirement and that the matter was closed.
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

We may seek additional funding through public or private financings of equity or debt securities, but such financing may not be available on acceptable terms, if at all. If we raise additional funds through the issuance of additional debt or equity securities, as we did in 2020 under our common stock sales facility as well as in February 2021 through a public offering of our common stock, we may not be able to raise capital at the price we desire. Any public offering could result in dilution to our existing stockholders, increased fixed payment obligations and the existence of securities with rights that may adversely affect the rights of our existing stockholders including liquidation or other preferences and anti-dilution protections.
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

INFINITY PHARMACEUTICALS, INC.
Date: November 14, 2022	By:	/s/ Lawrence E. Bloch
Lawrence E. Bloch, M.D., J.D.
President
(Principal Financial Officer & Principal Accounting Officer)