Form 10-K
period 2022-12-31
INFINITY PHARMACEUTICALS, INC.
filed 2023-03-28
CIK 1113148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the register public accounting firm that prepared or issued its audit report.    ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of Common Stock held by non-affiliates of the registrant as of June 30, 2022 was $54,976,690 based on the last reported sale price of the registrant’s Common Stock on the Nasdaq Global Select Market on that date.
Number of shares outstanding of the registrant’s Common Stock as of March 21, 2023: 89,422,138
Documents incorporated by reference:
None.

Cautionary Note Regarding Forward-Looking Information and Industry Data
This Annual Report on Form 10-K contains forward looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1999. All statements, other than statements of historical facts, contained in this Annual Report on Form 10-K, including statements regarding the transactions contemplated by the Agreement and Plan of Merger, dated as of February 22, 2023, or the Merger Agreement, among us, MEI Pharma, Inc., or MEI, a Delaware corporation and Meadow Merger Sub, Inc., or Merger Sub, a Delaware corporation and a wholly owned subsidiary of MEI pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Infinity, with Infinity continuing as a wholly owned subsidiary of MEI and the surviving corporation of the merger, which we refer to as the Merger, our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management and expected market growth, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject and are limited to the time at which they were made, without any undertaking or duty to update them. The forward-looking statements contained in this Annual Report on Form 10-K are based upon information available to us as of the date such statements are made and, while we believe such information forms a reasonable basis for such statements at the time made, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information.
There are a number of important risks and uncertainties that could cause actual results or events to differ materially from those indicated by forward-looking statements made herein. These risks and uncertainties include those inherent in pharmaceutical research and development, such as adverse results in our drug discovery and clinical development activities, decisions made by the U.S. Food and Drug Administration, or FDA, and other regulatory authorities with respect to the development and commercialization of our product candidates, our ability to obtain, maintain and enforce intellectual property rights for our product candidates, our dependence on our alliance partners, our competitive positions, our ability to obtain any necessary financing to conduct our planned activities, our ability to implement our strategic plans, and other risks described herein. These risks also include the direct and indirect impact of COVID-19 on our business operations and financial results.
We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. Important factors that could cause actual results to differ materially from those in these forward-looking statements include the factors discussed below under the heading “Summary of Risk Factors” and the risk factors detailed further in Part I, Item 1A, “Risk Factors” of Part 1 of this Annual Report on Form 10-K for the year ended December 31, 2022. Unless required by law, we do not undertake any obligation to update any forward-looking statements.
This Annual Report on Form 10-K also may include statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties as well as our own estimates. All of the market data used in this Annual Report on Form 10-K involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such data. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Our estimates of the potential market opportunities for our product candidates include several key assumptions based on our industry knowledge, industry publications, third-party research and other surveys, which may be based on a small sample size and may fail to accurately reflect market opportunities. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions.
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
•Substantial doubt exists about our ability to continue as a going concern for at least twelve months from the date these consolidated financial statements are issued on March 28, 2023.
•MEI’s obligation to consummate the Merger is subject to certain closing conditions which we may not be able to meet.
•The Merger with MEI may not be consummated or may not deliver the anticipated benefits we expect.
•Certain provisions of the Merger Agreement may discourage third parties from submitting alternative acquisition proposals, including proposals that may be superior to the arrangements contemplated by the Merger Agreement.
•The announcement and pendency of the Merger, whether or not consummated, may adversely affect the trading price of our common stock and our business prospects.
•The exchange ratio set forth in the Merger Agreement is not adjustable based on the market price of our common stock, so the merger consideration at the closing of the Merger may have a greater or lesser value than at the time the Merger Agreement was signed.
•Lawsuits may be filed against us and the members of our board of directors arising out of the proposed Merger, which may delay or prevent the proposed Merger.
•Failure to consummate the Merger may result in us paying a termination fee to MEI and could harm our common stock price and our future business and operations.
•If we do not successfully consummate the Merger, we may resume the process of evaluating a potential strategic transaction, including the sale of the company or its assets. However, based on our prior assessment, we do not expect that we would have the necessary time or financial resources to pursue another strategic transaction like the proposed Merger. If the Merger does not close and we are unable to enter into another strategic transaction, our board of directors may conclude that it is in the best interest of stockholders to cease normal operations and wind down the company through bankruptcy or dissolution proceedings. In such case, there would be no assurances as to the amount or timing of available cash remaining, if any, to distribute to stockholders after paying our obligations and setting aside funds for reserves.
•To further the development of eganelisib, we will need substantial additional funding, which may not be possible if the Merger is not completed. We cannot provide assurance that plans to secure additional capital will be successful.
•We cannot provide assurances that our estimates regarding expenses, future revenue, capital requirements and needs for additional financing are accurate.
•Our common stock may have a volatile trading price and low trading volume. As of December 28, 2022, we are not in compliance with the minimum bid price listing requirement of the Nasdaq Stock Market, LLC (“Nasdaq”) under Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Requirement”). This non-compliance has no immediate effect on the listing of our common stock. If we are unable to regain compliance with the Minimum Bid Requirement, we may be delisted from Nasdaq.
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
•We need to attract and retain highly skilled personnel; if we cannot, we may be unable to effectively maintain our existing operations or manage growth with our limited resources.
PART I
Item 1. Business
Summary
We are a clinical-stage innovative biopharmaceutical company dedicated to developing novel medicines for people with cancer. We combine proven scientific expertise with a passion for developing novel small molecule drugs that target disease pathways for potential applications in oncology. We are focused on advancing eganelisib, also known as IPI-549, an orally administered, clinical-stage, immuno-oncology product candidate that reprograms macrophages through selective inhibition of the enzyme phosphoinositide-3-kinase-gamma, or PI3K-gamma. We have retained worldwide development and commercialization rights to eganelisib, subject to certain success-based milestone payment obligations to our licensor, Takeda Pharmaceutical Company Limited, or Takeda, which are described in more detail under Part I, Item 1, “Business Overview – Alliances, Collaborations, and Other Arrangements – Takeda.”
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
On February 22, 2023, we, MEI Pharma, Inc., a Delaware corporation, or MEI, and Meadow Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of MEI, or the Merger Sub, entered into an Agreement and Plan of Merger, or the Merger Agreement, pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Infinity, with Infinity continuing as a wholly owned subsidiary of MEI and the surviving corporation of the merger, which transaction is referred to herein as the Merger. If the Merger is completed the combined company will combine the expertise and resources of MEI and Infinity to advance a pipeline of three clinical stage oncology drug candidates.
We expect to devote significant time and resources to the completion of the Merger. However, there can be no assurances that such activities will result in the completion of the Merger. Further, the completion of the Merger may ultimately not deliver the anticipated benefits or enhance shareholder value. If the Merger is not completed, we will consider alternative courses of action. We consider one of the following courses of action to be the most likely alternatives if the Merger is not completed:
•Pursue another strategic transaction. We may resume the process of evaluating a potential strategic transaction, including the sale of the company or its assets. Based on our prior assessment, we do not expect that we would have the necessary time or financial resources to pursue another strategic transaction like the proposed Merger.
•Wind down the company. If the Merger does not close and we are unable to enter into another strategic transaction, our board of directors may conclude that it is in the best interest of stockholders to cease normal operations and wind down the company through bankruptcy or dissolution proceedings. In such case, there would be no assurances as to the amount or timing of available cash remaining, if any, to distribute to stockholders after paying our obligations and setting aside funds for reserves.

Merger Agreement
The Merger is intended to qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended. Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, each share of capital stock, par value $0.001 per share, of Infinity issued and outstanding, or Infinity Stock, will be converted into the right to receive 1.0449, or the Exchange Ratio, shares of common stock, par value $0.00000002 per share, of MEI, or MEI Common Stock. Holders of Infinity Stock will receive cash in lieu of fractional shares. At the effective time of the Merger, Infinity’s common stockholders will own approximately 42%, and MEI’s common stockholders will own approximately 58%, of the outstanding shares of common stock of the combined company.
In addition, as of the effective time of the Merger, MEI will assume each Infinity stock incentive plan and outstanding option to purchase shares of Infinity Stock, excluding options granted under the Infinity 2013 Employee Stock Purchase Plan, as amended, whether vested or unvested. Each such option so assumed by MEI will continue to have, and be subject to, the same terms and conditions applicable to such option immediately prior to the effective time of the Merger (after giving effect to the full acceleration of vesting of such options applicable to the option in connection with the Merger), except that (A) such option will be exercisable for that number of shares of MEI Common Stock equal to the number of shares of Infinity Stock subject to such option immediately prior to the effective time of the Merger multiplied by the Exchange Ratio and rounded down to the next nearest share of MEI Common Stock, and (B) the exercise price per share will be the exercise price per share in effect for that option immediately prior to the effective time of the Merger divided by the Exchange Ratio and rounded up to the next nearest cent.
Consummation of the Merger is subject to certain closing conditions, including, among other things, the (1) approval by the stockholders of MEI of the MEI Stock Issuance, (2) the adoption by the stockholders of Infinity of the Merger Agreement, (3) authorization for listing on The Nasdaq Capital Market of the shares of MEI Common Stock (including the shares to be issued in the Merger), subject to official notice of issuance, (4) effectiveness of the Registration Statement and (5) the absence of any law, judgment, order, injunction, ruling, writ award or decree by any governmental entity of competent jurisdiction restraining, enjoining or otherwise prohibiting consummation of the Merger. Each party’s obligation to consummate the Merger is also subject to other specified customary conditions, including (1) the representations and warranties of the other party being true and correct as of the date of the Merger Agreement and as of the closing date of the Merger, generally subject to an overall material adverse effect qualification, (2) the performance in all material respects by the other party of its obligations under the Merger Agreement required to be performed on or prior to the date of the closing of the Merger, and (3) the absence of a continuing material adverse effect with respect to the other party. Infinity’s obligation to consummate the Merger is also subject to the condition that MEI’s final net cash is greater than or equal to $80,000,000 at closing if closing occurs on or before June 30, 2023, $78,000,000 at closing if closing occurs after June 30, 2023 but on or before July 31, 2023 and $76,000,000 at closing if closing occurs after July 31, 2023 but on or before August 31, 2023. MEI’s obligation to consummate the Merger is also subject to the condition that Infinity’s final net cash is greater than or equal to $4,000,000 at closing if closing occurs on or before June 30, 2023, $3,000,000 at closing if closing occurs after June 30, 2023 but on or before July 31, 2023, and $2,000,000 at closing if closing occurs after July 31, 2023 but on or before August 31, 2023.
The Merger Agreement contains certain termination rights for both Infinity and MEI. Upon termination of the Merger Agreement by MEI under specified circumstances, MEI may be required to pay Infinity a termination fee of $4,000,000 and/or reimburse Infinity’s reasonable out of pocket fees and expenses incurred in connection with the Merger Agreement and the transaction contemplated thereby up to a maximum of $1,000,000. Upon termination of the Merger Agreement by Infinity under specified circumstances, Infinity may be required to pay MEI a termination fee of $2,900,000 and/or reimburse MEI’s reasonable out of pocket fees and expenses incurred in connection with the Merger Agreement and the transaction contemplated thereby up to a maximum of $1,000,000.
MEI and Infinity have agreed to use reasonable best efforts and take all necessary action such that, as of the effective time of the Merger, the Board of Directors of the combined company will consist of eight members, with four such members designated by MEI, three such members designated by Infinity (one of whom shall be designated by Infinity as the chair of the Board of Directors of the combined company) and one such member designated jointly by MEI and Infinity, with at least one MEI designee and one Infinity designee appointed to each of the three classes of the Meadow classified board and MEI’s fourth designee and the jointly designated designee appointed to the class of MEI directors whose terms expire at the next annual meeting of MEI’s stockholders. The parties have also agreed that David M. Urso will be elected as Chief Executive Officer, Robert Ilaria, Jr. will be elected as Chief Medical Officer, and Stéphane Peluso will be elected as Chief Scientific Officer.

Scientific Overview
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
Eganelisib Clinical Development Program
2023 Eganelisib Development Strategy
Subject to the successful close of the Merger, the combined company plans to initiate in the third quarter of 2023, subject to FDA review, a global, randomized, controlled Phase 2 clinical trial of eganelisib plus pembrolizumab versus pembrolizumab for the potential treatment of first line relapsed or metastatic head and neck squamous cell carcinoma, or HNSCC.
The primary endpoint of the Phase 2 study is anticipated to be overall survival, and we plan to have initial safety and progression free survival, or PFS, data in the second half of 2024. This planned study is intended to address a clear medical need, as patients with recurrent or metastatic HNSCC with a PD-L1 combined positive score, or CPS, of 1 or greater have relatively short median progression free survival (3.2 months) and overall survival (12.3 months) when treated with pembrolizumab monotherapy. CPS is a scoring system used to determine the proportion of cells (includes tumor and immune cells) that stain positive for PD-L1 relative to all viable tumor cells. Head and neck cancers include cancers of the oral cavity, oropharynx, hypopharynx, and larynx, and it is estimated that squamous cell carcinomas account for more than 90% of these tumors (Tandon P, et al, Contemp Oncol (Pozn) 2017). In 2022, it is estimated that there were 66,470 new cases of head and neck cancer, or approximately 3.5% of new cancer cases in the United States, and an estimated 15,050 deaths (Siegel R., et al, Cancer J Clin, Cancer Statistics 2022). Worldwide, an estimated 798,577 people were diagnosed with head and neck cancer in 2020 with an estimated 387,117 people dying from the disease (Sung H., et al, CA Cancer J Clin, Global Cancer Statistics 2020).The incidence of HNSCC continues to rise, with a 30% anticipated increase by 2030, mostly attributed to the increase in human papillomavirus, or HPV, associated oropharyngeal squamous cell carcinoma in younger individuals. (Ruffin et al, Nature Reviews Cancer, 2022).
This study follows an encouraging signal from our MAcrophage Reprogramming in Immuno-Oncology-1 study, or MARIO-1, our Phase 1/1b clinical study designed to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics, and activity for eganelisib — both as a monotherapy and in combination with nivolumab — in 224 patients with advanced solid tumors. As of the study’s December 13, 2021 database lock, the median progression free survival, or mPFS, rate of 3.7 months (1.9, 5.5) was observed in the HNSCC cohort in patients with immediate prior progression on CPI therapy. The mPFS for all patients receiving pembrolizumab monotherapy was 2.3 months in KEYNOTE-048, the benchmark study investigating pembrolizumab monotherapy and pembrolizumab plus chemotherapy or cetuximab plus chemotherapy as a first-line therapy in advanced HNSCC patients. However, we caution you that the risks in cross-trial comparisons limit our ability to reach definitive conclusions without a prospective, adequately powered, randomized controlled trial. Consequently, the data and results from the HNSCC cohort in MARIO-1 may not be comparable to KEYNOTE-048 for reasons including, but not limited to, differences in clinical trial protocols, patient characteristics, safety management, sample sizes, duration of treatment, median duration of follow up, and other factors. Further, in MARIO-1, a disease control rate, or DCR, of 36.4% (4 of 11 patients), an overall response rate, or ORR, of 18.2% (2 of 11 patients), and an mPFS rate of 5.3 months (1.9, 11.1) were observed in the HNSCC cohort in patients with immediate prior progression on CPI therapy and two or fewer prior lines of therapy.
MARIO-3
MARIO-3 is a multi-arm Phase 2 study designed to evaluate eganelisib in the front-line treatment for metastatic triple negative breast cancer, or mTNBC, and metastatic renal cell carcinoma, or mRCC. We have completed enrollment in both cohorts. The mTNBC cohort is evaluating eganelisib in combination with atezolizumab, an anti-PD-L1 monoclonal antibody also known as Tecentriq®, and nab-paclitaxel, an albumin-bound chemotherapy drug also known as Abraxane®, in approximately 60 patients with unresectable locally advanced or mTNBC. The mRCC cohort is evaluating eganelisib in combination with atezolizumab and bevacizumab, also known as Avastin®, in approximately 30 patients with mRCC. Using the same cutoff standard used in the F. Hoffmann-La Roche Ltd., or Roche, benchmark IMpassion130 study for PD-L1, we refer to tumors that test below 1% PD-L1 at baseline as “PD-L1(-) tumors” and tumors that test equal to or greater than 1% as “PD-L1(+) tumors.” We entered into clinical supply agreements with Roche, under which Roche has agreed to supply atezolizumab and bevacizumab for our use in MARIO-3.
As of an October 8, 2022, data cut from the mTNBC cohort, 62 patients were enrolled and evaluable for safety, and 57 patients were evaluable for efficacy, with a median duration of follow-up of 10.0 (8.1,14.2) months. Of the 57 evaluable patients:
•35 patients (61.4%) had PD-L1(-) tumors;
•18 patients (31.6%) had PD-L1(+) tumors; and
•4 patients (7.0%) had tumors of undetermined PD-L1 status
The October 8, 2022 data snapshot suggests a potential long-term PFS benefit with a one-year PFS rate of 36.0% (23.7, 49.3) in MARIO-3, including in patients with both PD-L1(+) and PD-L1(-) tumors, compared to 23.7% (19.6, 27.9) in the benchmark IMpassion130 study evaluating atezolizumab in combination with nab-paclitaxel compared to placebo with nab-paclitaxel in patients with mTNBC. We designed the MARIO-3 trial to be substantially similar to the IMpassion130 study with respect to inclusion and exclusion criteria, PD-L1 diagnostic, and other factors; however, the risks in cross-trial comparisons limit our ability to reach definitive conclusions without a prospective, adequately powered, randomized controlled trial. Consequently, the data and results from MARIO-3 may not be comparable to IMpassion130 for reasons including differences in clinical trial protocols, safety management, sample sizes, duration of treatment, median duration of follow up, and other factors.
MARIO-3 One-Year Progression-Free Survival Rate Compared to IMpassion130 Data

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
Data Snapshot: October 8, 2022, analysis date November 4, 2022
^ 4 patients of unknown PD-L1 status
^^ Schmid et al NEJM 2018
* NR = Not Reported
** NE = Not Evaluable

Additional MARIO-3 Data by Patient Population Compared to IMpassion130 Data

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
Data Snapshot: October 8, 2022, analysis date November 4, 2022
^ Schmid et al NEJM 2018 with PD-L1(-) data calculated based on ITT and PD-L1(+) data
^^ Includes unconfirmed and confirmed responses for MARIO-3
* NR = Not Reported
** NE = Not Evaluable

No new safety signals were observed as of the October 8, 2022, data snapshot, and the MARIO-3 safety profile continued to be consistent with expectations for the three component drugs.
Most Common Treatment-Related TEAEs in ≥ 10% of All Treated Patients^* (n=62)

Preferred Term/Grouped Term	Treatment-related TEAE (All), n (%)	Treatment-related TEAE (≥ Gr. 3), n (%)
Fatigue	30 (48.4)	4 (6.5)
Skin AEs	29 (46.8)	7 (11.3)
Nausea	28 (45.2)	0 (0.0)
Hepatic AEs**	24 (38.7)	15 (24.2)
Peripheral neuropathy	19 (30.6)	7 (11.3)
Diarrhea	18 (29.0)	3 (4.8)
Alopecia	16 (25.8)	0 (0.0)
Neutropenia AEs	16 (25.8)	9 (14.5)
Vomiting	13(21.0)	1 (1.6)
Pyrexia	10 (16.1)	0 (0.0)
Peripheral neuropathy	19 (30.6)	7 (11.3)
Stomatitis	9 (14.5)	0 (0.0)
Decreased appetite	8 (12.9)	0 (0.0)
Headache	8 (12.9)	0 (0.0)
Weight decreased	7 (11.3)	1 (1.6)
Dysgeusia	7 (11.3)	0 (0.0)
Constipation	7 (11.3)	0 (0.0)
Data Snapshot: July 23, 2022
Presented in descending order of all treatment-related treatment-emergent adverse effect, or TEAE
^ Treatment-related is related to any of the study drugs (eganelisib, atezolizumab, nab-paclitaxel)
* No treatment-related Grade 5 AEs
** One Grade 4 event and no event met Hy’s Law criteria
Hepatic, skin, neutropenia, and peripheral neuropathy represent grouped preferred terms

Treatment Discontinuation: 74% of MARIO-3 Patients Remained on Triplet Regimen Compared to 81% of Patients with the IMpassion130 Doublet

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
Data Snapshot: July 23, 2022
* Emens et al., Annals of Oncology 2021
** MARIO-3 data listed are for TEAEs related to any study drug

The Unmet Needs of Patients with Triple Negative Breast Cancer
There were estimated to be 287,850 new cases of breast cancer in 2022. Compared to other breast cancer subtypes, TNBC, which is so named because the cancer cells lack estrogen and progesterone receptors and do not make much of the protein called human epidermal growth factor receptor 2, or HER2, is aggressive and TNBC patients have limited treatment options. TNBC accounts for up to 15% of all breast cancer in women, and the 5-year survival rate of metastatic TNBC patients is only 12%. Available therapies for advanced front-line TNBC offer limited efficacy, particularly in PD-L1(-) patients.
MARIO-275
MARIO-275 is our global, randomized, placebo-controlled Phase 2 study evaluating the effect of adding eganelisib to nivolumab, also known as Opdivo®, in checkpoint-naïve advanced urothelial cancer, or UC, patients whose cancer has progressed or recurred following treatment with platinum-based chemotherapy. Nivolumab is an immune checkpoint inhibitor therapy commercialized by Bristol Myers Squibb Company, or BMS, that targets programmed death receptor 1, or PD-1, a checkpoint protein that helps regulate the body’s immune system. MARIO-275 is complete and all sites have been closed.
We presented MARIO-275 data at the American Society of Clinical Oncology Genitourinary Cancers Symposium, or ASCO GU, in February 2021, and presented updates on overall survival data in July 2021 and January 2022, as well as a two-year landmark analysis announced in a press release issued on August 9, 2022. The data from the 49 patients enrolled in the trial include the following findings:
•At a two-year landmark survival analysis presented on of July 29, 2022, 45% of patients in the eganelisib plus nivolumab arm are alive compared to 24% of patients in the nivolumab control arm. The data also suggests a potential durable survival benefit in the PD-L1(-) subgroup, with 38% of patients alive at two years in the eganelisib plus nivolumab arm versus 17% in the control group. No new safety signals were observed during the extended period on treatment.
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
Data presented at ASCO GU demonstrated the greatest benefit of the combination of eganelisib and nivolumab was observed in the patient population (n=23) with tumors expressing low levels of PD-L1, with improvement over nivolumab monotherapy (n=7) in ORR (26% vs. 14%); DCR (57% vs. 14%); and best responses of complete response, or CR, (9% vs. 0%) and stable disease, or SD, (30% vs. 0%). Of patients with PD-L1 low tumors in the combination arm, 58% (11 of 19) achieved a reduction in tumor burden, compared to 17% (1 of 6) in the nivolumab plus placebo arm.
    The Unmet Needs of Patients with Urothelial Cancer
Approximately 95% of bladder cancers are urothelial cancer. According to SEER Cancer Statistics Review estimations of 2022 data, bladder cancer was estimated to be the sixth most common form of cancer in the U.S., with 81,180 new cases, or 4.2% of all new cancers, and 17,100 deaths, or 2.8% of all cancer deaths. According to a recent meta-analysis of clinical studies investigating PD-L1 status in metastatic UC, the ORR in PD-L1 high UC patients is approximately 25% in contrast to an ORR of 14% for patients with low levels of PD-L1 expression. The patients with low levels of PD-L1 expression have a poorer PFS and a poorer OS relative to the PD-L1 high patients. (Tan WP et al. Bladder Cancer. 2019;5(3):211-223.) Compounding these disparate outcomes, the majority of patients with metastatic UC are PD-L1 low. (Bellmunt J et al. Ann Oncol. 2015;26(4):812-817). Despite significant progress in the advancement of therapeutic options for UC in recent years, including the use of checkpoint inhibitors, there remains an opportunity to improve outcomes.
MARIO-1
MARIO-1, our Phase 1/1b clinical study designed to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics, and activity for eganelisib — both as a monotherapy and in combination with nivolumab — in 224 patients with advanced solid tumors, reached primary completion in December 2021. The study included a dose escalation portion and a combination therapy expansion portion evaluating patients dosed at 40 mg daily, or QD, of eganelisib in combination with the standard regimen of nivolumab in the following forms of cancer: non-small cell lung cancer, melanoma, HNSCC, TNBC, mesothelioma, adrenocortical carcinoma, and those with high baseline blood levels of MDSCs.
As of the study’s December 13, 2021 database lock, an mPFS rate of 3.7 months (1.9, 5.5) was observed in the HNSCC cohort in patients with immediate prior progression on CPI therapy. The mPFS for all patients receiving pembrolizumab monotherapy was 2.3 months in KEYNOTE-048, the benchmark study investigating pembrolizumab monotherapy, pembrolizumab plus chemotherapy, or cetuximab plus chemotherapy as a first-line therapy in recurrent or metastatic HNSCC patients. However, we caution you that the risks in cross-trial comparisons limit our ability to reach definitive conclusions without a prospective, adequately powered, randomized controlled trial. Consequently, the data and results from the HNSCC cohort in MARIO-1 may not be comparable to KEYNOTE-048 for reasons including, but not limited to, differences in clinical trial protocols, patient characteristics, safety management, sample sizes, duration of treatment, median duration of follow up, and other factors. Further, in MARIO-1, a disease control rate, or DCR, of 36.4% (4 of 11 patients), an overall response rate, or ORR, of 18.2% (2 of 11 patients), and an mPFS rate of 5.3 months (1.9, 11.1) were observed in the HNSCC cohort in patients with immediate prior progression on CPI therapy and two or fewer prior lines of therapy.
These findings build on data released regarding the HNSCC cohort at the 2020 Annual Meeting of the Society for Immunotherapy of Cancers, which demonstrated clinical activity of the combination therapy in patients not expected to benefit from checkpoint inhibitor alone, or CPI, having progressed on an immediate prior CPI therapy prior to entering MARIO-1.

MARIO-1: Activity of Eganelisib in Combination with Nivolumab in HNSCC Patients Having Progressed on Immediate Prior Check-Point Inhibitor Therapy
Source: Cohen, et al., SITC 2020

Safety data across all eganelisib combination cohorts suggests the combination therapy was generally well tolerated and associated with a manageable safety profile at all eganelisib doses tested, up to and including the selected combination therapy expansion dose of eganelisib at 40 mg QD plus the standard regimen of nivolumab. No maximum tolerated dose was determined, and there were no treatment-related deaths. The pharmacokinetic/pharmacodynamic profile of eganelisib (up to the recommended combination expansion dose of 40 mg QD) was unaffected by nivolumab co-administration, and eganelisib in combination with nivolumab reduced immune suppression and increased immune activation, as indicated by analyses of peripheral blood. In eganelisib as monotherapy, no Grade 3 or higher drug related toxicity was observed at eganelisib doses of 10 to 40 mg daily. At an eganelisib monotherapy dose of 60 mg daily, Grade 3 or higher drug-related adverse events were observed, consisting of mainly reversible hepatic enzyme elevations and skin rash. Additional data demonstrated that eganelisib as a monotherapy reduced immune suppression and increased immune activation, as indicated by analyses of peripheral blood.
Alliances, Collaborations, and Other Arrangements
Since our inception, corporate alliances, license agreements and other strategic arrangements, as well as the sale of securities, have been integral to our strategy. Many of these arrangements have provided access to breakthrough science, significant research and development support and funding, supply of clinical trial materials, and innovative drug development programs, all intended to help us realize the full potential of our product pipeline. For more information related to the arrangements described below, please see Note 9 (Liabilities Related to Sale of Future Royalties) and Note 11 (Strategic Agreements) to our Consolidated Financial Statements in this Annual Report on Form 10-K.
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
Verastem, Secura Bio, and HCR
In 2016, we and Verastem Inc., or Verastem, entered into a license agreement, or the Verastem Agreement, under which we granted to Verastem an exclusive worldwide license for the research, development, commercialization, and manufacture of duvelisib, and products containing duvelisib, which we refer to as the Licensed Products, in each case in oncology indications. In September 2020, Verastem completed a disposition of its rights, title, and interest in and to duvelisib to Secura Bio, Inc., or Secura Bio, wherein Secura Bio assumed all liabilities and obligations under the Verastem Agreement, including obligations to pay us royalties on worldwide net sales of Licensed Products ranging from the mid-single digits to the high-single digits, a portion of which we are obligated to share as described in the section below entitled “Takeda.” We now refer to the Verastem Agreement as the Secura Bio Agreement.

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
PellePharm / Sol-Gel Technologies
In June 2013, we entered into a license agreement with PellePharm, Inc., or PellePharm, under which we granted PellePharm exclusive global development and commercialization rights to our hedgehog inhibitor program, including patidegib. In January 2023, PellePharm announced that such license agreement was assigned to Sol-Gel Technologies, Ltd., or Sol-Gel, upon Sol-Gel acquiring all rights and obligations under the license agreement. We now refer to the license agreement with PellePharm as the Sol-Gel Agreement and products covered by the Sol-Gel Agreement as Hedgehog Products. We assessed this arrangement in accordance with ASC 606 and concluded that at the date of contract inception there was only one performance obligation, consisting of the license, which was satisfied at contract inception.
Under the Sol-Gel Agreement, Sol-Gel is obligated to pay us up to $9.0 million in remaining regulatory and commercial-based milestone payments through the first commercial sale of a Hedgehog Product. Sol-Gel is also obligated to pay us up to $37.5 million in success-based milestone payments upon the achievement of certain annual net sales thresholds, as well as a share of certain revenue received by Sol-Gel in the event that Sol-Gel sublicenses its rights under the Sol-Gel Agreement and tiered royalties on annual net sales of Hedgehog Products subject to specified conditions. The remaining milestones have not been recognized as they represent variable consideration that is constrained. In making this assessment, we considered numerous factors, including the fact that achievement of the milestones is outside of our control and contingent upon the future success of clinical trials, Sol-Gel’s actions, and the receipt of regulatory approval. As the single performance obligation was previously satisfied, all regulatory and commercial-based milestones will be recognized as revenue in full in the period in which the constraint is removed. Any consideration related to sales-based milestone payments, including royalties, will be recognized when the related sales occur as these amounts have been determined to relate predominantly to the license granted to Sol-Gel and therefore are recognized at the later of when the performance obligation is satisfied, or the related sales occur.
Sol-Gel is also obligated to pay us tiered royalties on annual net sales of Hedgehog Products, which are subject to reduction after a certain aggregate funding threshold has been achieved. On January 8, 2020, we entered into the BVF Funding Agreement, as further described in Note 9, pursuant to which we sold our interest in all royalty payments based on worldwide annual net sales of the BVF Licensed Product, excluding Trailing Mundipharma Royalties related to patidegib.
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
We have sixteen issued or allowed U.S. patents related to our PI3K-gamma program, which expire on various dates between 2033 and 2037, excluding any potential patent term extension. In addition, we have approximately 115 patents and patent applications pending worldwide related to our PI3K-gamma program. Any patents that may issue from our pending patent applications would expire between 2033 and 2041, excluding any potential patent term extension. These patents and patent applications disclose compositions of matter, pharmaceutical compositions, methods of use and synthetic methods.
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
Selective inhibition of PI3K-gamma by eganelisib has been shown in preclinical studies to reprogram macrophages from a pro-tumor, immunosuppressive function, to an anti-tumor, immune activating function and to enhance the activity of, and overcome resistance to, immune checkpoint inhibitors. We believe the following competitors are also investigating drug or product candidates targeting one or more aspects of macrophage reprogramming biology: Arcus Biosciences, Inc. (PI3K-gamma inhibitor, pre-clinical); AstraZeneca plc (PI3K-gamma, pre-clinical); Jounce Therapeutics, Inc.; Macomics Ltd; Merck & Co.; Nanjing Zenshine Pharmaceuticals, Co. Ltd. (PI3K-gamma, clinical); Pathios Therapeutics Ltd; and Pionyr Immunotherapeutics, Inc.
Subject to the successful close of the Merger, the combined company plans to initiate in the third quarter of 2023, subject to U.S. Food and Drug Administration review, a global, randomized, controlled Phase 2 clinical trial of eganelisib plus pembrolizumab versus pembrolizumab for the potential treatment of first line relapsed or metastatic HNSCC. Many additional companies have therapies in clinical development in HNSCC, including but not limited to: Eisai Co. Ltd., Immutep Ltd., Vaccinex Inc., Calliditas Therapeutics AB, Seagen Inc., Incyte Corp., BioNTech SE, Gilead Sciences Inc., Exelixis Inc.
Further, the broader field of IO is crowded with innovative therapies that may compete with eganelisib, including checkpoint inhibitor therapies, including: PD-1 inhibitors such as nivolumab, pembrolizumab, and cemiplimab; PD-L1 inhibitors such as atezolizumab, avelumab, and durvalumab; CTLA-4 inhibitors such as ipilimumab, and tremelimumab; and LAG3 inhibitors such as relatlimab. Many of these checkpoint inhibitor therapies are being evaluated in combination with other non-checkpoint inhibitor IO product candidates. For instance, nivolumab, which we are currently testing in combination with eganelisib, is being evaluated by others in multiple clinical trials in combination with non-checkpoint inhibitor candidates such as sitravatinib, a small-molecule inhibitor of tyrosine kinases including Tyro3, MER, AXL, VEGFR, and KIT; linrodostat, a small-molecule inhibitor of IDO; elotuzumab, a CD319 antibody; urelumab, a CD137 antibody; and cabiralizumab, an anti-CSF1R antibody. In January 2021, the FDA approved the combination of nivolumab and cabozantinib, Exelixis, Inc’s small-molecule inhibitor of tyrosine kinases, including MET, AXL, VEGFR, and RET, as first-line treatment for patients with advanced RCC. The success of competing IO therapies may limit the number of patients available for enrollment in our clinical trials.

Research and Development
As of March 15, 2023, our research and development group consisted of 17 employees, of whom eight hold Ph.D. or M.D. degrees and eight hold a master’s degree. Our research and development group is focused on preclinical research, translational medicine, clinical trials and manufacturing technologies. In addition, we rely on several consultants to fill strategic and tactical roles that support our research and development group.
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
Throughout the COVID-19 pandemic, our manufacturing processes have continued uninterrupted, and we have established contingency strategies intended to prevent potential supply chain interruptions related to the COVID-19 pandemic and any future pandemic. To date, we believe we have enough eganelisib drug product to conduct our current clinical trials. Further, we believe that we have enough drug product intermediate for additional drug product manufacturing necessary to support our clinical development program and potential preclinical studies, and we estimate that drug substance currently being manufactured may be available by the end of 2023. We expect COVID-19 to have limited impact to existing manufacturing operations because all eganelisib drug product necessary to conduct our current clinical trials has been manufactured or is scheduled to be manufactured with sufficient lead times to accommodate potential delays. However, variants of the SARS-COV-2 virus have continued to develop, and potential future variants could be more virulent or more contagious than variants to date. Such variants may worsen or prolong the impact of the COVID-19 pandemic or any future pandemic, and may be so extreme that we cannot fully mitigate their impact on our manufacturing timeline.
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
Preclinical Studies and Investigational New Drug Application
Before a sponsor begins testing a product candidate with potential therapeutic value in humans, the product candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as other studies to evaluate, among other things, the toxicity of the product candidate. These studies are generally referred to as IND-enabling studies. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements, including GLP regulations and standards and the United States Department of Agriculture’s Animal Welfare Act, if applicable. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, and long-term toxicity studies, may continue after the IND is submitted.
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
In December 2022, with the passage of the Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each Phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, actions plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans.
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

In March 2022, the FDA released a final guidance entitled “Expansion Cohorts: Use in First-In-Human Clinical Trials to Expedite Development of Oncology Drugs and Biologics,” which outlines how sponsors can utilize an adaptive trial design in the early stages of oncology product development (i.e., the first-in-human clinical trial) to compress the first two traditional phases of trials into one continuous trial called an expansion cohort trial. Information to support the design of individual expansion cohorts are included in IND applications and assessed by FDA. Expansion cohort trials can potentially bring efficiency to product development and reduce developmental costs and time.
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
Finally, sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health, or NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. The failure to submit clinical trial information to clinicaltrials.gov, as required, is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues. Although the FDA has historically not enforced these reporting requirements due to the United States Department of Health and Human Services’, or HHS, long delay in issuing final implementing regulations, those regulations have now been issued and the FDA has issued several Notices of Noncompliance to manufacturers since April 2021.
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
The FDA’s regulations also require that pharmaceutical products be manufactured in specific approved facilities and in accordance with cGMPs. The cGMP regulations include requirements relating to organization of personnel, buildings and facilities, equipment, control of components and product containers and closures, production and process controls, packaging and labeling controls, holding and distribution, laboratory controls, records and reports and returned or salvaged products. Manufacturers and other entities involved in the manufacture and distribution of approved pharmaceuticals are required to register their establishments with the FDA and some state agencies, and they are subject to periodic unannounced inspections by the FDA for compliance with cGMPs and other requirements. Inspections must follow a “risk-based schedule” that may result in certain establishments being inspected more frequently. Manufacturers may also have to provide, on request, electronic or physical records regarding their establishments. Delaying, denying, limiting, or refusing inspection by the FDA may lead to a product being deemed to be adulterated. Changes to the manufacturing process, specifications or container closure system for an approved product are strictly regulated and often require prior FDA approval before being implemented. The FDA’s regulations also require, among other things, the investigation and correction of any deviations from cGMP and the imposition of reporting and documentation requirements upon the sponsor and any third-party manufacturers involved in producing the approved product. The PREVENT Pandemics Act, which was enacted in December 2022, clarifies that foreign drug manufacturing establishments are subject to registration and listing requirements even if a drug undergoes further manufacture, preparation, propagation, compounding, or processing at a separate establishment outside the United States prior to being imported or offered for import into the United States.
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
The FDA may, on its own initiative or at the request of the sponsor, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric trials begin. Pursuant to the Food and Drug Administration Safety and Innovation Act of 2012, or FDASIA, the FDA must send a PREA Non-Compliance letter to sponsors who have failed to submit their pediatric assessments required under PREA, have failed to seek or obtain a deferral or deferral extension or have failed to request approval for a required pediatric formulation. It further requires the FDA to publicly post the PREA Non-Compliance letter and sponsor’s response. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although FDA has recently taken steps to limit what it considers abuse of this statutory exemption.
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
The NDA is a vehicle through which sponsors formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications. Every new drug product candidate must be the subject of an approved NDA before it may be commercialized in the United States. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2023 is approximately $3.25 million for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual program fee, which for federal fiscal year 2023 is $394,000. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.
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
In connection with its review of an application, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. These pre-approval inspections may cover all facilities associated with an NDA submission, including component manufacturing, finished product manufacturing and control testing laboratories. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Under the FDA Reauthorization Act of 2017, the FDA must implement a protocol to expedite review of responses to inspection reports pertaining to certain applications, including applications for products in shortage or those for which approval is dependent on remediation of conditions identified in the inspection report. Further, with passage of FDORA, Congress clarified FDA’s authority to conduct inspections by expressly permitting inspection of facilities involved in the preparation, conduct, or analysis of clinical and non-clinical studies submitted to FDA as well as other persons holding study records or involved in the study process.

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
With passage of FDORA in December 2022, Congress modified certain provisions governing accelerated approval of drug and biologic products. Specifically, the new legislation authorized the FDA to: require a sponsor to have its confirmatory clinical trial underway before accelerated approval is awarded, require a sponsor of a product granted accelerated approval to submit progress reports on its post-approval studies to FDA every six months (until the study is completed), and use expedited procedures to withdraw accelerated approval of an NDA or BLA after the confirmatory trial fails to verify the product’s clinical benefit. Further, FDORA requires the agency to publish on its website “the rationale for why a post-approval study is not appropriate or necessary” whenever it decides not to require such a study upon granting accelerated approval.
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
Project Optimus
Project Optimus is an initiative of the Oncology Center of Excellence at FDA. This project focuses on dose optimization and dose selection in oncology drug development, and whether the current paradigm based on cytotoxic chemotherapeutics leads to doses and schedules of molecularly targeted therapies that provide more toxicity without additional efficacy, among other things. By participating in Project Optimus, drug developments have the opportunity to meet with FDA’s Oncology Review Divisions early in development programs, well before conducting trials intended for registration, to discuss dose-finding and dose optimization. The program thus allows sponsors to develop strategies for dose finding and dose optimization that leverages nonclinical and clinical data in dose selection, including randomized evaluations of a range of doses in trials, with the objective of performing these studies as early as possible in the development program to bring promising new therapies to patients.
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
A CRL indicates that the review cycle of the application is complete, and the application will not be approved in its present form. The CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. For those seeking to challenge FDA’s CRL decision, the agency has indicated that sponsors may request a formal hearing on the CRL or they may file a request for reconsideration or a request for a formal dispute resolution.
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
In September 2021, the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of market exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” Although there have been legislative proposals to overrule this decision, they have not been enacted into law. On January 23, 2023, FDA announced that, in matters beyond the scope of that court order, FDA will continue to apply its existing regulations tying orphan-drug exclusivity to the uses or indications for which the orphan drug was approved.
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
In March 2010, the United States Congress enacted the ACA, which, among other things, includes changes to the coverage and payment for drug products under government health care programs. Other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031 under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. These Medicare sequester reductions were suspended and reduced through the end of June 2022, with the full 2% cut resuming thereafter. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Indeed, under current legislation, the actual reductions in Medicare payments may vary up to 4%.
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
Pharmaceutical Prices
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
In addition, in October 2020, the HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription products from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of products from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The final rule would also eliminate the current safe harbor for Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager ("PBM") service fees. It originally was set to go into effect on January 1, 2022, but with passage of the Inflation Reduction Act has been delayed by Congress to January 1, 2032.
In September 2021, acting pursuant to an executive order signed by President Biden, the Department of Health and Human Services, or HHS, released its plan to reduce pharmaceutical prices. The key features of that plan are to: (a) make pharmaceutical prices more affordable and equitable for all consumers and throughout the health care system by supporting pharmaceutical price negotiations with manufacturers; (b) improve and promote competition throughout the prescription pharmaceutical industry by supporting market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase transparency; and (c) foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments.
More recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years.
Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond.

This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year.
At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.
In the European Union, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular drug candidate to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. For example, the European Union provides options for its member states to restrict the range of products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other member states allow companies to fix their own prices for products, but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many countries in the European Union have increased the amount of discounts required on pharmaceuticals and these efforts could continue as countries attempt to manage healthcare expenditures, especially in light of the severe fiscal and debt crises experienced by many countries in the European Union. The downward pressure on health care costs in general, particularly prescription drugs, has become intense. As a result, increasingly high barriers are being erected to the entry of new products. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various European Union member states, and parallel trade, i.e., arbitrage between low-priced and high-priced member states, can further reduce prices. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any products, if approved in those countries.
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

Beyond streamlining the process, the new Regulation includes a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors, and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Member States concerned). Part II is assessed separately by each Member State concerned. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the concerned EU Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.
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
PRIME Designation in the EU
In March 2016, the European Medicines Agency, or EMA, launched an initiative to facilitate development of product candidates in indications, often rare, for which few or no therapies currently exist. The PRIority MEdicines, or PRIME, scheme is intended to encourage drug development in areas of unmet medical need and provides accelerated assessment of products representing substantial innovation reviewed under the centralized procedure. Products from small- and medium-sized enterprises may qualify for earlier entry into the PRIME scheme than larger companies. Many benefits accrue to sponsors of product candidates with PRIME designation, including, but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated marketing authorization application assessment once a dossier has been submitted. Importantly, a dedicated Agency contact and rapporteur from the Committee for Human Medicinal Products, or CHMP, or Committee for Advanced Therapies are appointed early in PRIME scheme facilitating increased understanding of the product at EMA’s Committee level. A kick-off meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.
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
 Brexit and the Regulatory Framework in the United Kingdom
The United Kingdom’s withdrawal from the EU took place on January 31, 2020. The EU and the U.K. reached an agreement on their new partnership in the Trade and Cooperation Agreement, or the Agreement, which was applied provisionally beginning on January 1, 2021 and which entered into force on May 1, 2021. The Agreement focuses primarily on free trade by ensuring no tariffs or quotas on trade in goods, including healthcare products such as medicinal products. Thereafter, the EU and the U.K. will form two separate markets governed by two distinct regulatory and legal regimes. As such, the Agreement seeks to minimize barriers to trade in goods while accepting that border checks will become inevitable as a consequence that the U.K. is no longer part of the single market. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law whereas Northern Ireland continues to be subject to EU rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the U.K.’s withdrawal from the EU. The MHRA may rely on a decision taken by the European Commission on the approval of a new marketing authorization via the centralized procedure, until December 31, 2023.
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
There have been several developments in recent years with respect to U.S. state data privacy laws. In 2018, California passed into law the California Consumer Privacy Act, or the CCPA, which took effect on January 1, 2020 and imposed many requirements on businesses that process the personal information of California residents. The CCPA’s requirements include requiring businesses to provide notice to data subjects regarding the information collected about them and how such information is used and shared, and providing data subjects the right to request access to such personal information and, in certain cases, request the erasure of such personal information. The CCPA also affords California residents the right to opt-out of “sales” of their personal information. The CCPA contains significant penalties for companies that violate its requirements. It also provides California residents a private right of action in certain circumstances, including the ability to seek statutory damages, in the event of a breach involving their personal information. Compliance with the CCPA is a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance. . In November 2020, California voters passed a ballot initiative for the California Privacy Rights Act (the “CPRA”), which went into effect on January 1, 2023 and significantly expanded the CCPA to incorporate additional GDPR-like provisions including requiring that the use, retention, and sharing of personal information of California residents be reasonably necessary and proportionate to the purposes of collection or processing, granting additional protections for sensitive personal information, and requiring greater disclosures related to notice to residents regarding retention of information. The CPRA also created a new enforcement agency – the California Privacy Protection Agency – whose sole responsibility is to enforce the CPRA, which will further increase compliance risk. The provisions in the CPRA may apply to some of our business activities. In addition, other states, including Virginia, Colorado, Utah, and Connecticut already have passed state privacy laws. Virginia’s privacy law also went into effect on January 1, 2023, and the laws in the other three states will go into effect later in the year. Other states will be considering these laws in the future, and Congress has also been debating passing a federal privacy law. These laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.
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

Additionally, in October 2022, President Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-US Privacy Shield. The EC initiated the process to adopt an adequacy decision for the EU-US Data Privacy Framework in December 2022. It is unclear if and when the framework will be finalized and whether it will be challenged in court. The uncertainty around this issue may further impact our business operations in the EU.
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
Human Capital
As of March 15, 2023, we had 30 full-time employees, 17 of whom were engaged in research and development and 13 of whom were engaged in general business management, administration and finance. Approximately 80% of our employees hold advanced degrees, including 10 that hold Ph.D., M.D., or other professional degrees and 14 that hold a master’s degree. Our success depends, in part, on our ability to recruit and retain talented and trained scientific and business personnel and senior leadership, as well as our ability to leverage key consultants in supporting strategic and tactical roles. We believe that we have been successful to date in obtaining and retaining these individuals, but we do not know whether we will be successful in doing so in the future. None of our employees are represented by a labor union or covered by a collective bargaining agreement, nor have we experienced work stoppages.
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

Information about our Executive Officers
The following table lists the positions, names and ages of our executive officers as of March 21, 2023:

Name	Age	Position
Adelene Q. Perkins	63	Chief Executive Officer
Lawrence E. Bloch, M.D., J.D.	57	President and Treasurer
Robert Ilaria, Jr., M.D.	62	Chief Medical Officer
Stéphane Peluso, Ph.D.	53	Chief Scientific Officer
Seth A. Tasker, J.D.	44	Senior Vice President, Chief Business Officer, General Counsel, and Secretary
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
Stéphane Peluso, Ph.D., has served as our Chief Scientific Officer since August 2021. Dr. Peluso returns to Infinity from Ipsen Bioscience where he was most recently Vice President, Global Head of Oncology External Innovation. Prior to Ipsen, Dr. Peluso worked at Infinity where he held positions of increasing responsibility in medicinal chemistry and drug discovery from 2006 to August 2016, ultimately leading the Company’s early drug discovery and pipeline expansion efforts through both internal research and development and business development. Dr. Peluso started his career as a medicinal chemist at Millennium Pharmaceuticals. He graduated from the Ecole Supérieure de Chimie Industrielle de Lyon (ESCIL), France, obtained his Ph.D. from the University of Lausanne, Switzerland, and completed postdoctoral studies at the Massachusetts Institute of Technology.

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
Risks Related to the Proposed Merger
The Merger with MEI may not be consummated or may not deliver the anticipated benefits.
On February 22, 2023, we, MEI Pharma, Inc., a Delaware corporation, or MEI, and Meadow Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of MEI, or the Merger Sub, entered into an Agreement and Plan of Merger, or the Merger Agreement, pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Infinity, with Infinity continuing as a wholly owned subsidiary of MEI and the surviving corporation of the merger, which transaction is referred to herein as the Merger. Consummation of the Merger is subject to certain closing conditions, including, among other things, the (1) approval by the stockholders of MEI of the issuance of shares of MEI’s common stock to our stockholders pursuant to the Merger Agreement, (2) the adoption by our stockholders of the Merger Agreement, (3) authorization for listing on The Nasdaq Capital Market of the shares of MEI’s common stock (including the shares to be issued in the Merger), (4) effectiveness of the registration statement on Form S-4 that MEI will file to register the shares of MEI’s common stock to be issued pursuant to the Merger Agreement and (5) the absence of any law, judgment, order, injunction, ruling, writ award or decree by any governmental entity of competent jurisdiction restraining, enjoining or otherwise prohibiting consummation of the Merger. The closing of the Merger is also dependent upon the accuracy of representations and warranties made by the parties to the Merger Agreement (subject to customary materiality qualifiers and other customary exceptions) and the performance in all material respects by the parties of obligations imposed under the Merger Agreement. There can be no assurance as to whether or when the conditions to the closing of the Merger will be satisfied or waived or as to whether or when the Merger will be consummated. If the conditions are not satisfied or waived, the Merger may not occur or the closing may be delayed, and we may lose some or all of the intended benefits of the Merger.
Certain provisions of the Merger Agreement may discourage third parties from submitting alternative acquisition proposals, including proposals that may be superior to the arrangements contemplated by the Merger Agreement.
The terms of the Merger Agreement prohibit each party from soliciting or engaging in discussions with third parties regarding alternative acquisition proposals, except in limited circumstances when such party’s board of directors determines in good faith after consultation with outside legal counsel that an unsolicited acquisition proposal constitutes or could reasonably be expected to lead to a superior proposal and that failure to take such action would reasonably be expected to be inconsistent with its fiduciary duties under applicable law. In addition, if the Merger Agreement is terminated by us or MEI under certain circumstances, including because of a decision of our board of directors to accept a superior proposal, we would be required to pay MEI a termination fee of $2.9 million. This termination fee may discourage third parties from submitting alternative takeover proposals to us or our stockholders and may cause our board of directors to be less inclined to recommend an alternative proposal.
The announcement and pendency of the Merger, whether or not consummated, may adversely affect the trading price of our common stock and our business prospects.
The announcement and pendency of the Merger, whether or not consummated, may adversely affect the trading price of our common stock and our business prospects. In the event that the Merger is not completed, the announcement of the termination of the Merger Agreement may also adversely affect the trading price of our common stock and our business prospects.
Failure to consummate the Merger may result in us paying a termination fee to MEI and could harm our common stock price and our future business and operations.
The Merger will not be consummated if the conditions precedent to the consummation of the transaction are not satisfied or waived, or if the Merger Agreement is terminated in accordance with its terms. If the Merger is not consummated, we are subject to the following risks:
•if the Merger Agreement is terminated under certain circumstances, we will be required to pay MEI a termination fee of $2.9 million and/or reimburse MEI’s reasonable out of pocket fees and expenses incurred in connection with the Merger Agreement and the transaction contemplated thereby up to a maximum of $1.0 million; and
•the price of our common stock may decline and remain volatile.
If the Merger is not completed for any reason, our board of directors may resume the process of evaluating a potential strategic transaction, including the sale of the company or its assets. However, based on our prior assessment, we do not expect that we would have the necessary time or financial resources to pursue another strategic transaction like the proposed Merger. If the Merger does not close and we are unable to enter into another strategic transaction, our board of directors may conclude that it is in the best interest of stockholders to cease normal operations and wind down the company through bankruptcy or dissolution proceedings. In such case, there would be no assurances as to the amount or timing of available cash remaining, if any, to distribute to stockholders after paying our obligations and setting aside funds for reserves. There can be no assurance that we would be able to find a partner with whom a strategic transaction would yield greater benefits than the benefits to be provided under the Merger Agreement.
The exchange ratio set forth in the Merger Agreement is not adjustable based on the market price of our common stock, so the merger consideration at the closing of the Merger may have a greater or lesser value than at the time the Merger Agreement was signed.
The Merger Agreement has set the exchange ratio for our capital stock being converted into MEI common stock, and the exchange ratio is based on the outstanding capital stock of MEI and our outstanding common stock, in each case immediately prior to the closing of the Merger. Applying the exchange ratio formula in the Merger Agreement, our pre-Merger stockholders will own approximately 42% of the outstanding common stock of the combined company and pre-Merger MEI stockholders will own approximately 58% of the combined.
Changes in the market price of MEI’s common stock before the completion of the Merger that do not directly result from a recapitalization, stock split, reverse split or similar change to MEI’s common stock will not affect the number of shares of MEI’s common stock issuable to our stockholders pursuant to the Merger Agreement. Therefore, if before the completion of the Merger the market price of MEI’s common stock declines from the market price on the date of the Merger Agreement, then our stockholders could receive merger consideration with substantially lower value than the value of such merger consideration on the date of the Merger Agreement. Similarly, if before the completion of the Merger the market price of MEI’s common stock increases from the market price of MEI’s common stock on the date of the Merger Agreement, then our stockholders could receive merger consideration with substantially greater value than the value of such merger consideration on the date of the Merger Agreement. The Merger Agreement does not include a price-based termination right.
Our stockholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the Merger.
After the completion of the Merger, our current stockholders will own a smaller percentage of the combined company than their ownership prior to the Merger. Applying the exchange ratio formula in the Merger Agreement, our pre-Merger stockholders will own approximately 42% of the outstanding common stock of the combined company and pre-Merger MEI stockholders will own approximately 58%. As a result of this reduced ownership and voting interest, our stockholders will exercise less influence over the management of the combined company following the completion of the Merger as compared to their current ownership and voting interests. If the combined company is unable to realize the full strategic and financial benefits currently anticipated from the Merger, our stockholders will have experienced substantial dilution of their ownership interests without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined company is able to realize only part of the strategic and financial benefits currently anticipated from the Merger.
Lawsuits may be filed against us and the members of our board of directors arising out of the proposed Merger, which may delay or prevent the proposed Merger.
Putative stockholder complaints, including stockholder class action complaints, and other complaints may be filed against us, our board of directors, MEI, MEI’s board of directors and others in connection with the transactions contemplated by the Merger Agreement. The outcome of litigation is uncertain, and we may not be successful in defending against any such future claims. Lawsuits that may be filed against us, our board of directors, MEI, or MEI’s board of directors could delay or prevent the Merger, divert the attention of our management and employees from our day-to-day business and otherwise adversely affect our financial condition.
Certain of our officers and directors may have interests in the proposed Merger that are different from, or in conflict with or in addition to, those of our stockholders generally.
Certain officers and directors of ours may have interests in the proposed Merger that are different from the interests of our stockholders generally, including potentially, among others, the continued service as a director of the combined company, the acceleration of stock option vesting, and continued indemnification.
The closing of the Merger may also result in the acceleration of vesting of options to purchase shares of our common stock held by our executive officers and directors, whether or not there is a covered termination of such officer's employment. In addition, certain of our current directors and executive officers are expected to become directors and executive officers of the surviving company upon the closing of the Merger, and all of our directors and executive officers are entitled to certain indemnification and liability insurance coverage pursuant to the terms of the Merger Agreement. These interests, among others, may influence our officers and directors and cause them to view the Merger differently from how our stockholders generally may view it.

Risks Related to Our Financial Position and Need for Additional Capital
If the Merger is not completed, substantial doubt exists as to our ability to continue as a going concern.
As of December 31, 2022 and 2021, we had cash and cash equivalents of $38.3 million and $80.7 million, respectively. As of December 31, 2022, we had an accumulated deficit of $856.0 million and during the year ended December 31, 2022 used $42.4 million in cash and cash equivalents to fund operating activities. We expect to continue to incur substantial operating losses and negative cash flows from operations for the foreseeable future. These conditions raise substantial doubt about our ability to continue as a going concern for at least twelve months from the date these consolidated financial statements are issued on March 28, 2023. Moreover, we have not established a source of revenue and we expect to continue to incur losses for the foreseeable future as we continue our development of, and seek marketing approvals for, our product candidates. These factors individually and collectively raise substantial doubt about our ability to continue as a going concern and therefore it may be more difficult for us to attract investors. Unless we are able to raise additional capital to finance our operations, our long-term business plan may not be accomplished, and we may be forced to cease, reduce, or delay operations.
Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
If the Merger is not completed, we may seek additional funding through public or private financings of equity or debt securities, but such financing may not be available on acceptable terms, if at all. If we raise additional funds through the issuance of additional debt or equity securities, we may not be able to raise capital at the price we desire, as underscored by our current noncompliance with the Minimum Bid Requirement, as defined in the risk factor entitled “If we fail to meet the requirements for continued listing on the Nasdaq Global Select Market, our common stock could be delisted from trading, which would decrease the liquidity of our common stock and our ability to raise additional capital.” Any public offering could result in dilution to our existing stockholders, increased fixed payment obligations and the existence of securities with rights that may adversely affect the rights of our existing stockholders including liquidation or other preferences and anti-dilution protections.
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
If we are unable to obtain additional funding on a timely basis, our board of directors may conclude that it is in the best interest of stockholders to cease normal operations and wind down the company through bankruptcy or dissolution proceedings. In such case, there would be no assurances as to the amount or timing of available cash remaining, if any, to distribute to stockholders after paying our obligations and setting aside funds for reserves.
We have a history of operating losses, expect to incur significant and increasing operating losses in the future, and may never become profitable, or if we become profitable, we may not remain profitable.
We have no approved products, have generated no product revenue from sales, and have primarily incurred operating losses. As of December 31, 2022, we had an accumulated deficit of $856.0 million. We expect to continue to spend significant resources to fund eganelisib, our selective inhibitor of phosphoinositide-3-kinase, or PI3K-gamma. While we may have net income in some periods as the result of non-recurring collaboration revenue, we expect to incur substantial operating losses over the next several years as our clinical trial and drug manufacturing activities continue. In addition, if we proceed to seek and possibly obtain regulatory approval of eganelisib, we would expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution, to the extent such sales, marketing, manufacturing and distribution are not the responsibility of a future collaborator. As a result, we expect that our accumulated deficit would also increase significantly.
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

If the Merger is not completed, we will need substantial additional funding, and if we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate the development of eganelisib or future efforts to commercialize eganelisib.
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is a time consuming, expensive and uncertain process that takes years to complete. We will need substantial additional funds to support our planned operations, but substantial doubt exists about our ability to continue as a going concern for at least twelve months from the date these consolidated financial statements are issued on March 28, 2023. See the risk factor “If the Merger is not completed, substantial doubt exists as to our ability to continue as a going concern” for more information.
Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations will depend on many factors, which assumptions may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned. Our future funding requirements, both short-term and long-term, will depend on many factors, including, but not limited to, the scope, progress, results and costs of developing and marketing eganelisib, including costs of acquiring raw materials and manufacturing, as well as the impact of delays as a result of the COVID-19 pandemic. Our funding requirements will further depend on the timing and amount of additional revenues, if any, received from commercial sales of eganelisib and from collaboration agreements and funding arrangements, including milestone payments from entities affiliated with BVF, regulatory and commercial-based milestone payments from Sol-Gel related to patidegib, and additional royalty and milestone payments owed to Takeda.
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
We currently have no products approved for sale and are investing substantially all of our efforts and financial resources in the development of eganelisib. The success of eganelisib will depend on our ability to generate product revenue, which will heavily depend on the successful completion of the Merger and the successful clinical development and eventual commercialization of eganelisib. We also expect that the success of eganelisib will depend primarily on its therapeutic potential in combination with other therapeutics, such as checkpoint inhibitor therapies, and not as a monotherapy.
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
If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted.
In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted.
For example, in December 2022, with the passage of Food and Drug Omnibus Reform Act, or FDORA, Congress required sponsors to develop and submit a diversity action plan for each phase 3 clinical trial or any other “pivotal study” of a new drug or biological product. These plans are meant to encourage the enrollment of more diverse patient populations in late-stage clinical trials of FDA-regulated products. Specifically, actions plans must include the sponsor’s goals for enrollment, the underlying rationale for those goals, and an explanation of how the sponsor intends to meet them. In addition to these requirements, the legislation directs the FDA to issue new guidance on diversity action plans. Similarly, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate clinical trial application, or CTA, to be submitted in each member state, to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed.
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
Immuno-oncology, or IO, is a highly competitive and rapidly changing segment of the pharmaceutical industry. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies and other public and private research organizations are pursuing the development of novel drugs that target various oncology diseases. We currently face, and expect to continue to face, intense and increasing competition as new products enter the market and advanced technologies become available. We believe that there are competitors in clinical and pre-clinical development of their PI3K-gamma selective inhibitors and that other competitors are developing or commercializing therapies targeting macrophage reprogramming biology. For more information on our competitors, please see Part I, Item 1 “Business Overview – Competition” to this Annual Report on Form 10-K.
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
Risks Related to the COVID-19 Pandemic
Public health epidemics or outbreaks, including the COVID-19 pandemic, have had, and may continue to have, an adverse impact on our business.
In December 2019, a novel strain of coronavirus emerged in China causing the disease COVID-19. This disease has spread worldwide and was deemed a “pandemic” by the World Health Organization on March 11, 2020.. As of March 2023, case rates for COVID-19 have dropped considerably, and most government-mandated COVID-19 precautions were lifted in 2022. However, given the volatile nature of COVID-19 to date, such restrictions could return in part or in whole during a future spike in case rates. We have highlighted the key risks associated with the COVID-19 pandemic on our operations throughout these risk factors, including without limitation the following:
•The COVID-19 pandemic may materially and adversely affect our clinical trial operations and our financial results. We are conducting our clinical trials at sites in geographies that were seriously impacted by the COVID-19 pandemic and could be in the event of a future spike. We are continuing to evaluate enrollment trends in our studies as well as the impact of COVID-19 on our clinical programs. Patients currently enrolled on MARIO-275, MARIO-3 and MARIO-1 have continued treatment and study visits with limited disruption, and we are working closely with trial sites to support the continued treatment of patients in compliance with study protocols. At this time, there are no anticipated disruptions to drug supply.
•The COVID-19 pandemic could impact our future supply chain. We currently rely on third-party manufacturers to produce our preclinical and clinical drug supplies, and we may also rely upon third-party manufacturers to produce commercial supplies of eganelisib, also known as IPI-549. We believe we have already manufactured all drug product necessary to conduct our current clinical trials. Further, we believe that a sufficient supply of drug substance and drug product intermediates is available in the United States for additional drug product manufacturing if required to support our clinical development program and potential preclinical studies. However, a future spike of the COVID-19 pandemic or any future pandemic could impact our future supply chain. Refer to the risk factor entitled “We currently rely on third-party manufacturers to produce our preclinical and clinical drug supplies, and we may also rely upon third-party manufacturers to produce commercial supplies of eganelisib” for more information related to the risks related to our dependence on third-party manufacturers to produce preclinical, clinical, and commercial supplies of eganelisib.
•COVID safety protocols, quarantine requirements, and social distancing measures adopted by or imposed upon us and our vendors may impact our business operations. Governments and employers have combated the COVID-19 pandemic through implementation of safety protocols and quarantine requirements that may require prolonged absences from work and social distancing measures intended to keep individuals physically distant from one another. Such measures, which have been lifted at the present time, may be re-instated during periods of increased COVID case rates and have had or may have an adverse impact on our business operations.
On January 30, 2023, the Biden Administration announced that it will end the public health emergency declarations related to COVID-19 on May 11, 2023. On January 31, 2023, the FDA indicated that it would soon issue a Federal Register notice describing how the termination of the public health emergency will impact the agency’s COVID-19 related guidance’s, including the clinical trial guidance and updates thereto.
Risks Related to Our Dependence on Third Parties
If a collaborator terminates or fails to perform its obligations under agreements with us, the development and commercialization of eganelisib or any future product candidates we may develop could be delayed or terminated.
We currently have worldwide development and commercialization rights to eganelisib, subject to certain success-based milestone payment obligations to our licensor, Takeda Pharmaceutical Company Limited, or Takeda, as described in more detail under Part I, Item 1, “Business Overview – Alliances, Collaborations, and Other Arrangements – Takeda.” We license certain patent and other intellectual property rights under the Takeda Agreement and the Secura Bio Agreement. We may in the future seek other third-party collaborators. The success of a strategic alliance with any partner is largely dependent on the resources, efforts, technology and skills brought to such alliance by such partner. The benefits of such alliances will be reduced or eliminated if any such partner:
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
Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the withdrawal of the United Kingdom from the EU, commonly referred to as Brexit. The United Kingdom is no longer part of the European Single Market and European Union Customs Union. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland will continue to be subject to European Union rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law of the body of European Union law instruments governing medicinal products that pre-existed prior to the United Kingdom’s withdrawal from the European Union. Since a significant proportion of the regulatory framework for pharmaceutical products in the U.K. covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit may have a material impact upon the regulatory regime with respect to the development, manufacture, importation, approval and commercialization of our product candidates in the U.K. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.
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
In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031. These Medicare sequester reductions were suspended and reduced through the end of June 2022, with the full 2% cut resuming thereafter., The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. Indeed, under current legislation, the actual reductions in Medicare payments may vary up to 4%.
Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the TCJA, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. On December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the PPACA is an essential and inseverable feature of the PPACA, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the PPACA are invalid as well. The U.S. Supreme Court heard this case on November 10, 2020 and, on June 17, 2021, dismissed this action after finding that the plaintiffs do not have standing to challenge the constitutionality of the ACA. Litigation and legislation over the PPACA are likely to continue, with unpredictable and uncertain results.
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
In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The final rule would eliminate the current safe harbor for Medicare drug rebates and create new safe harbors for beneficiary point-of-sale discounts and pharmacy benefit manager ("PBM") service fees. It originally was set to go into effect on January 1, 2022, but with passage of the Inflation Reduction Act, or IRA, has been delayed by Congress to January 1, 2032.
More recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, was signed into law by President Biden. The new legislation has implications for Medicare Part D, which is a program available to individuals who are entitled to Medicare Part A or enrolled in Medicare Part B to give them the option of paying a monthly premium for outpatient prescription drug coverage. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years.
Specifically, with respect to price negotiations, Congress authorized Medicare to negotiate lower prices for certain costly single-source drug and biologic products that do not have competing generics or biosimilars and are reimbursed under Medicare Part B and Part D. CMS may negotiate prices for ten high-cost drugs paid for by Medicare Part D starting in 2026, followed by 15 Part D drugs in 2027, 15 Part B or Part D drugs in 2028, and 20 Part B or Part D drugs in 2029 and beyond. This provision applies to drug products that have been approved for at least 9 years and biologics that have been licensed for 13 years, but it does not apply to drugs and biologics that have been approved for a single rare disease or condition. Nonetheless, since CMS may establish a maximum price for these products in price negotiations, we would be fully at risk of government action if our products are the subject of Medicare price negotiations. Moreover, given the risk that could be the case, these provisions of the IRA may also further heighten the risk that we would not be able to achieve the expected return on our drug products or full value of our patents protecting our products if prices are set after such products have been on the market for nine years.
Further, the legislation subjects drug manufacturers to civil monetary penalties and a potential excise tax for failing to comply with the legislation by offering a price that is not equal to or less than the negotiated “maximum fair price” under the law or for taking price increases that exceed inflation. The legislation also requires manufacturers to pay rebates for drugs in Medicare Part D whose price increases exceed inflation. The new law also caps Medicare out-of-pocket drug costs at an estimated $4,000 a year in 2024 and, thereafter beginning in 2025, at $2,000 a year. In addition, the IRA potentially raises legal risks with respect to individuals participating in a Medicare Part D prescription drug plan who may experience a gap in coverage if they required coverage above their initial annual coverage limit before they reached the higher threshold, or “catastrophic period” of the plan. Individuals requiring services exceeding the initial annual coverage limit and below the catastrophic period, must pay 100% of the cost of their prescriptions until they reach the catastrophic period. Among other things, the IRA contains many provisions aimed at reducing this financial burden on individuals by reducing the co-insurance and co-payment costs, expanding eligibility for lower income subsidy plans, and price caps on annual out-of-pocket expenses, each of which could have potential pricing and reporting implications.
Accordingly, while it is currently unclear how the IRA will be effectuated, we cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements on our activities or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.
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
The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the European Union’s General Data Protection Regulation 2016/679, or GDPR, imposes strict obligations on the processing of personal data, including personal health data, and the free movement of such data. The GDPR applies to any company established in the European Union as well as any company outside the European Union that processes personal data in connection with the offering of goods or services to individuals in the European Union or the monitoring of their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, obligations relating to: processing health and other sensitive data; obtaining consent of individuals; providing notice to individuals regarding data processing activities; responding to data subject requests; taking certain measures when engaging third-party processors; notifying data subjects and regulators of data breaches; implementing safeguards to protect the security and confidentiality of personal data; and transferring personal data to countries outside the European Union, including the United States. The GDPR imposes additional obligations and risks upon our business and substantially increases the penalties to which we could be subject in the event of any non-compliance, including fines of up to €20 million or 4% of total worldwide annual turnover, whichever is higher. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies and obtain compensation for damages. In July 2020, the Court of Justice of the European Union (the “CJEU”) invalidated the EU-U.S. Privacy Shield, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the U.S. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the U.S. While we were not self-certified under the Privacy Shield, this CJEU decision may lead to increased scrutiny on data transfers from the EEA to the U.S. generally and increase our costs of compliance with data privacy legislation as well as our costs of negotiating appropriate privacy and security agreements with our vendors and business partners. Additionally, in October 2022, President Joe Biden signed an executive order to implement the EU-U.S. Data Privacy Framework, which would serve as a replacement to the EU-US Privacy Shield. The EC initiated the process to adopt an adequacy decision for the EU-US Data Privacy Framework in December 2022. It is unclear if and when the framework will be finalized and whether it will be challenged in court. The uncertainty around this issue may further impact our business operations in the EU.
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
We are highly dependent on our executive leadership team. All of these individuals are employees-at-will, which means that neither we nor the employee is obligated to a fixed term of service and that the employment relationship may be terminated by either us or the employee at any time, without notice and whether or not cause or good reason exists for such termination. The loss of the services of any of these individuals might impede the achievement of our research, development and commercialization objectives. We do not maintain “key person” insurance on any of our employees. Our planned Merger with MEI creates additional risk that our key personnel may explore other opportunities outside of our Company.
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
Our common stock is currently listed for quotation on the Nasdaq Global Select Market. We are required to meet specified requirements in order to maintain our listing on the Nasdaq Global Select Market, including, among other things, a minimum bid price of $1.00 per share, or the Minimum Bid Price, under Nasdaq Listing Rule 5450(a)(1), or the Minimum Bid Requirement. On December 28, 2022, we received a deficiency letter, or Notice, from the Listing Qualifications Department of the Nasdaq Stock Market, LLC, or Nasdaq, notifying us that, for the last 30 consecutive business days, the bid price for our common stock was below the Minimum Bid Price required to maintain continued listing on the Nasdaq Global Select Market. We have 180 days to regain compliance by maintaining the Minimum Bid Price for a minimum of ten consecutive business days.
The Notice has no immediate effect on the listing of our common stock. We have 180 calendar days, or until June 26, 2023, to regain compliance with the Minimum Bid Requirement. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days during this 180-day period. We intend to actively monitor the closing bid price of our common stock and will evaluate available options to regain compliance with the Minimum Bid Requirement. If we fail to do so within the initial 180 calendar day period, we may be eligible for an additional 180 calendar day compliance period. However, there can be no assurance that we can secure such additional compliance period, that we will be able to regain compliance with the Minimum Bid Requirement, or that we can maintain compliance with the other listing requirements.
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
We have incurred significant net losses since our inception and cannot guarantee when, if ever, we will become profitable. To the extent that we continue to generate federal and state taxable losses, unused net operating loss and tax credit carryforwards will carry forward to offset future taxable income, subject to applicable limitations on the use of those losses. Federal net operating losses incurred in taxable years ending on or before December 31, 2017, are eligible to be carried forward for up to 20 years, and to be deducted in full against income for the years to which they may be carried. Federal net operating losses incurred in taxable years ending after December 31, 2017, are eligible to be carried forward indefinitely, but may offset no more than 80% of the taxable income for the years to which they are carried (computed without regard to the deduction for carryovers of net operating losses). Federal net operating loss carryovers from periods ending on or before December 31, 2017, and state net operating loss carryovers and federal and state tax credit carryovers from all periods, could expire unused and be unavailable to offset future income tax liabilities.
In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss and credit carryovers to reduce its tax liability for post-change periods may be limited. We have had ownership changes in the past and may experience future ownership changes as a result of subsequent shifts in our stock ownership and because of our planned Merger with MEI, some of which may be outside of our control. In addition, we have not conducted a detailed study to document whether our historical activities qualify to support the research and development credits currently claimed as a carryover. A detailed study could result in adjustment to our research and development credit carryovers. Our ability to use our historical net operating loss and tax credit carryovers to offset future income tax liabilities is limited by prior ownership changes and may become limited by additional ownership changes in the future. In addition, if our research and development credit carryforwards are adjusted, our use of those attributes to offset future income tax liabilities would be adversely impacted.
Changes in tax laws or in their implementation could adversely affect our business and financial condition.
Changes in tax law may adversely affect our business or financial condition. The TCJA, as amended by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21% and limitation of the deduction for net operating losses to 80% of current year taxable income for losses arising in taxable years beginning after December 31, 2017 (though any such net operating losses may be carried forward indefinitely) In addition, beginning in 2022, the TCJA eliminates the option to deduct research and development expenditures currently and requires corporations to capitalize and amortize them over five years.
In addition to the CARES Act, as part of Congress’ response to the COVID-19 pandemic, economic relief legislation has been enacted in 2020 and 2021 containing tax provisions. The Inflation Reduction Act of 2022, or IRA, which was signed into law in August 2022, also introduced new tax provisions, including a one percent excise tax imposed on certain stock repurchases by publicly traded corporations. The one percent excise tax generally applies to any acquisition of stock by the publicly traded corporation (or certain of its affiliates) from a stockholder of the corporation in exchange for money or other property (other than stock of the corporation itself), subject to a de minimis exception. Thus, the excise tax could apply to certain transactions that are not traditional stock repurchases.
Regulatory guidance under the TCJA, the IRA, and additional legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen their impact on our business and financial condition. In addition, it is uncertain if and to what extent various states will conform to the TCJA, the IRA and additional tax legislation.

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
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical employees and stop critical activities and it is possible that the government may shutdown again. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
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
As of December 31, 2022, we had $38.3 million in cash and cash equivalents. We historically have invested these amounts in money market funds, corporate obligations, U.S. government-sponsored enterprise obligations, and U.S. Treasury securities meeting the criteria of our investment policy, which prioritizes the preservation of our capital. Corporate obligations may include obligations issued by corporations in countries other than the United States, including some issues that have not been guaranteed by governments and government agencies. Our investments are subject to general credit, liquidity, market and interest rate risks and instability in the financial markets. We may realize losses in the fair value of these investments or a complete loss of these investments. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio may have a material adverse effect on our financial results and the availability of cash to fund our operations.
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
Our common stock is traded on the Nasdaq Global Select Market under the symbol “INFI.” As of March 21, 2023, there were 46 holders of record of our common stock. This number does not include beneficial owners whose shares are held by nominees in street name.
Dividends
We have not declared or paid any cash dividends on our common stock since our inception. We intend to retain all available funds and any future earnings to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2022.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column (a))

Equity compensation plans approved by security holders	17,603,513	2.93(1)	2,982,043(2)
Total	17,603,513	2.93	2,982,043

1.Weighted average exercise price does not take into account the 2,939,816 shares of common stock subject to outstanding RSUs. Such shares of common stock will be issued at the time such awards vest, without any cash consideration payable for those shares.
2.Consists of (i) 2,564,077 shares of our common stock available for future issuance under our 2019 Plan and (ii) 417,966 shares of our common stock available for future issuance under our employee stock purchase plan.
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
Business Overview
We are a clinical-stage innovative biopharmaceutical company dedicated to developing novel medicines for people with cancer. We combine proven scientific expertise with a passion for developing novel small molecule drugs that target disease pathways for potential applications in oncology. We are focused on advancing eganelisib, also known as IPI-549, an orally administered, clinical-stage, immuno-oncology product candidate that reprograms macrophages through selective inhibition of the enzyme phosphoinositide-3-kinase-gamma, or PI3K-gamma. We have retained worldwide development and commercialization rights to eganelisib, subject to certain success-based milestone payment obligations to our licensor, Takeda Pharmaceutical Company Limited, or Takeda, as described in more detail under Part I, Item 1, “Business Overview – Alliances, Collaborations, and Other Arrangements – Takeda.”

On February 23, 2023, we, MEI Pharma, Inc., a Delaware corporation, or MEI, and Meadow Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of MEI, or the Merger Sub, entered into an Agreement and Plan of Merger, or the Merger Agreement, pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Infinity, with Infinity continuing as a wholly owned subsidiary of MEI and the surviving corporation of the merger, which transaction is referred to herein as the Merger. If the Merger is completed, the combined company will combine the expertise and resources of MEI and Infinity to advance a pipeline of three clinical-stage oncology drug candidates.
We expect to devote significant time and resources to the completion of the Merger. However, there can be no assurances that such activities will result in the completion of the Merger. Further, the completion of the Merger may ultimately not deliver the anticipated benefits or enhance shareholder value. If the Merger is not completed, we will consider alternative courses of action. We consider one of the following courses of action to be the most likely alternatives if the Merger is not completed:
•Pursue another strategic transaction. We may resume the process of evaluating a potential strategic transaction, including the sale of the company or its assets. Based on our prior assessment, we do not expect that we would have the necessary time or financial resources to pursue another strategic transaction like the proposed Merger.
•Wind down the company. If the Merger does not close and we are unable to enter into another strategic transaction, our board of directors may conclude that it is in the best interest of stockholders to cease normal operations and wind down the company through bankruptcy or dissolution proceedings. In such case, there would be no assurances as to the amount or timing of available cash remaining, if any, to distribute to stockholders after paying our obligations and setting aside funds for reserves.
Merger Agreement
The Merger is intended to qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended. Upon the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger, each share of capital stock, par value $0.001 per share, of Infinity issued and outstanding, or Infinity Stock, will be converted into the right to receive 1.0449, or the Exchange Ratio, shares of common stock, par value $0.00000002 per share, of MEI, or MEI Common Stock. Holders of Infinity Stock will receive cash in lieu of fractional shares. At the effective time of the Merger, Infinity’s common stockholders will own approximately 42%, and MEI’s common stockholders will own approximately 58%, of the outstanding shares of common stock of the combined company on a fully diluted basis.
In addition, as of the effective time of the Merger, MEI will assume each Infinity stock incentive plan and outstanding option to purchase shares of Infinity Stock, excluding options granted under the Infinity 2013 Employee Stock Purchase Plan, as amended, whether vested or unvested. Each such option so assumed by MEI will continue to have, and be subject to, the same terms and conditions applicable to such option immediately prior to the effective time of the Merger (after giving effect to the full acceleration of vesting of such options applicable to the option in connection with the Merger), except that (A) such option will be exercisable for that number of shares of MEI Common Stock equal to the number of shares of Infinity Stock subject to such option immediately prior to the effective time of the Merger multiplied by the Exchange Ratio and rounded down to the next nearest share of MEI Common Stock, and (B) the exercise price per share will be the exercise price per share in effect for that option immediately prior to the effective time of the Merger divided by the Exchange Ratio and rounded up to the next nearest cent.
Consummation of the Merger is subject to certain closing conditions, including, among other things, the (1) approval by the stockholders of MEI of the MEI Stock Issuance, (2) the adoption by the stockholders of Infinity of the Merger Agreement, (3) authorization for listing on The Nasdaq Capital Market of the shares of MEI Common Stock (including the shares to be issued in the Merger), subject to official notice of issuance, (4) effectiveness of the Registration Statement and (5) the absence of any law, judgment, order, injunction, ruling, writ award or decree by any governmental entity of competent jurisdiction restraining, enjoining or otherwise prohibiting consummation of the Merger. Each party’s obligation to consummate the Merger is also subject to other specified customary conditions, including (1) the representations and warranties of the other party being true and correct as of the date of the Merger Agreement and as of the closing date of the Merger, generally subject to an overall material adverse effect qualification, (2) the performance in all material respects by the other party of its obligations under the Merger Agreement required to be performed on or prior to the date of the closing of the Merger, and (3) the absence of a continuing material adverse effect with respect to the other party. Infinity’s obligation to consummate the Merger is also subject to the condition that MEI’s final net cash is greater than or equal to $80,000,000 at closing if closing occurs on or before June 30, 2023, $78,000,000 at closing if closing occurs after June 30, 2023 but on or before July 31, 2023 and $76,000,000 at closing if closing occurs after July 31, 2023 but on or before August 31, 2023. MEI’s obligation to consummate the Merger is also subject to the condition that Infinity’s final net cash is greater than or equal to $4,000,000 at closing if closing occurs on or before June 30, 2023, $3,000,000 at closing if closing occurs after June 30, 2023 but on or before July 31, 2023, and $2,000,000 at closing if closing occurs after July 31, 2023 but on or before August 31, 2023.
The Merger Agreement contains certain termination rights for both Infinity and MEI. Upon termination of the Merger Agreement by MEI under specified circumstances, MEI may be required to pay Infinity a termination fee of $4,000,000 and/or reimburse Infinity’s reasonable out of pocket fees and expenses incurred in connection with the Merger Agreement and the transaction contemplated thereby up to a maximum of $1,000,000. Upon termination of the Merger Agreement by Infinity under specified circumstances, Infinity may be required to pay MEI a termination fee of $2,900,000 and/or reimburse MEI’s reasonable out of pocket fees and expenses incurred in connection with the Merger Agreement and the transaction contemplated thereby up to a maximum of $1,000,000.
MEI and Infinity have agreed to use reasonable best efforts and take all necessary action such that, as of the effective time of the Merger, the Board of Directors of the combined company will consist of eight members, with four such members designated by MEI, 3 such members designated by Infinity (one of whom shall be designated by Infinity as the chair of the Board of Directors of the combined company) and one such member designated jointly by MEI and Infinity, with at least one MEI designee and one Infinity designee appointed to each of the three classes of the Meadow classified board and MEI’s fourth designee and the jointly designated designee appointed to the class of MEI directors whose terms expire at the next annual meeting of MEI’s stockholders. The parties have also agreed that David M. Urso will be elected as Chief Executive Officer, Robert Ilaria, Jr. will be elected as Chief Medical Officer, and Stéphane Peluso will be elected as Chief Scientific Officer.
Clinical Development Overview
2023 Eganelisib Development Strategy
Subject to the successful close of the Merger, the combined company plans to initiate in the third quarter of 2023, subject to U.S. Food and Drug Administration review, a global, randomized, controlled Phase 2 clinical trial of eganelisib plus pembrolizumab versus pembrolizumab for the potential treatment of first line relapsed or metastatic head and neck squamous cell carcinoma, or HNSCC.
The primary endpoint of the Phase 2 study is anticipated to be overall survival, and we plan to have initial safety and progression free survival, or PFS, data in the second half of 2024. This planned study is intended to address a clear medical need, as patients with recurrent or metastatic HNSCC with a PD-L1 combined positive score, or CPS, of 1 or greater have relatively short median progression free survival (3.2 months) and overall survival (12.3 months) when treated with pembrolizumab monotherapy. CPS is a scoring system used to determine the proportion of cells (includes tumor and immune cells) that stain positive for PD-L1 relative to all viable tumor cells. Head and neck cancers include cancers of the oral cavity, oropharynx, hypopharynx, and larynx, and it is estimated that squamous cell carcinomas account for more than 90% of these tumors (Tandon P, et al, Contemp Oncol (Pozn) 2017). In 2022, it is estimated that there were 66,470 new cases of head and neck cancer, or approximately 3.5% of new cancer cases in the United States, and an estimated 15,050 deaths (Siegel R., et al, Cancer J Clin, Cancer Statistics 2022). Worldwide, an estimated 798,577 people were diagnosed with head and neck cancer in 2020 with an estimated 387,117 people dying from the disease (Sung H., et al, CA Cancer J Clin, Global Cancer Statistics 2020).The incidence of HNSCC continues to rise, with a 30% anticipated increase by 2030, mostly attributed to the increase in human papillomavirus, or HPV, associated oropharyngeal squamous cell carcinoma in younger individuals. (Ruffin et al, Nature Reviews Cancer, 2022).
This study follows an encouraging signal from our MAcrophage Reprogramming in Immuno-Oncology-1 study, or MARIO-1, our Phase 1/1b clinical study designed to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics, and activity for eganelisib — both as a monotherapy and in combination with nivolumab — in 224 patients with advanced solid tumors. As of the study’s December 13, 2021 database lock, the median progression free survival, or mPFS, rate of 3.7 months (1.9, 5.5) was observed in the HNSCC cohort in patients with immediate prior progression on CPI therapy. The mPFS for all patients receiving pembrolizumab monotherapy was 2.3 months in KEYNOTE-048, the benchmark study investigating pembrolizumab monotherapy and pembrolizumab plus chemotherapy or cetuximab plus chemotherapy as a first-line therapy in advanced HNSCC patients. However, we caution you that the risks in cross-trial comparisons limit our ability to reach definitive conclusions without a prospective, adequately powered, randomized controlled trial. Consequently, the data and results from the HNSCC cohort in MARIO-1 may not be comparable to KEYNOTE-048 for reasons including, but not limited to, differences in clinical trial protocols, patient characteristics, safety management, sample sizes, duration of treatment, median duration of follow up, and other factors. Further, in MARIO-1, a disease control rate, or DCR, of 36.4% (4 of 11 patients), an overall response rate, or ORR, of 18.2% (2 of 11 patients), and an mPFS rate of 5.3 months (1.9, 11.1) were observed in the HNSCC cohort in patients with immediate prior progression on CPI therapy and two or fewer prior lines of therapy.
MARIO-3
MARIO-3 is a multi-arm Phase 2 study designed to evaluate eganelisib in the front-line treatment for metastatic triple negative breast cancer, or mTNBC, and metastatic renal cell carcinoma, or mRCC. We have completed enrollment in both cohorts. The mTNBC cohort is evaluating eganelisib in combination with atezolizumab, an anti-PD-L1 monoclonal antibody also known as Tecentriq®, and nab-paclitaxel, an albumin-bound chemotherapy drug also known as Abraxane®, in approximately 60 patients with unresectable locally advanced or mTNBC. The mRCC cohort is evaluating eganelisib in combination with atezolizumab and bevacizumab, also known as Avastin®, in approximately 30 patients with mRCC. Using the same cutoff standard used in the F. Hoffmann-La Roche Ltd., or Roche, benchmark IMpassion130 study for PD-L1, we refer to tumors that test below 1% PD-L1 at baseline as “PD-L1(-) tumors” and tumors that test equal to or greater than 1% as “PD-L1(+) tumors.” We entered into clinical supply agreements with Roche, under which Roche has agreed to supply atezolizumab and bevacizumab for our use in MARIO-3.
As of an October 8, 2022 data cut from the mTNBC cohort, 62 patients were enrolled and evaluable for safety, and 57 patients were evaluable for efficacy, with a median duration of follow-up of 10.0 (8.1,14.2) months. Of the 57 evaluable patients:
•35 patients (61.4%) had PD-L1(-) tumors;
•18 patients (31.6%) had PD-L1(+) tumors; and
•4 patients (7.0%) had tumors of undetermined PD-L1 status
The October 8, 2022 data snapshot suggests a potential long-term PFS benefit with a one-year PFS rate of 36.0% (23.7, 49.3) in MARIO-3, including in patients with both PD-L1(+) and PD-L1(-) tumors, compared to 23.7% (19.6, 27.9) in the benchmark IMpassion130 study evaluating atezolizumab in combination with nab-paclitaxel compared to placebo with nab-paclitaxel in patients with mTNBC. We designed the MARIO-3 trial to be substantially similar to the IMpassion130 study with respect to inclusion and exclusion criteria, PD-L1 diagnostic, and other factors; however, the risks in cross-trial comparisons limit our ability to reach definitive conclusions without a prospective, adequately powered, randomized controlled trial. Consequently, the data and results from MARIO-3 may not be comparable to IMpassion130 for reasons including differences in clinical trial protocols, safety management, sample sizes, duration of treatment, median duration of follow up, and other factors.
MARIO-275
MARIO-275 is our global, randomized, placebo-controlled Phase 2 study evaluating the effect of adding eganelisib to nivolumab, also known as Opdivo®, in checkpoint-naïve advanced urothelial cancer, or UC, patients whose cancer has progressed or recurred following treatment with platinum-based chemotherapy. Nivolumab is an immune checkpoint inhibitor therapy commercialized by Bristol Myers Squibb Company, or BMS, that targets programmed death receptor 1, or PD-1, a checkpoint protein that helps regulate the body’s immune system. MARIO-275 is complete and all sites have been closed.
We presented MARIO-275 data at the American Society of Clinical Oncology Genitourinary Cancers Symposium, or ASCO GU, in February 2021, and presented updates on overall survival data in July 2021 and January 2022, as well as a two-year landmark analysis announced in a press release issued on August 9, 2022. The data from the 49 patients enrolled in the trial include the following findings:
•At a two-year landmark survival analysis presented on of July 29, 2022, 45% of patients in the eganelisib plus nivolumab arm are alive compared to 24% of patients in the nivolumab control arm. The data also suggests a potential durable survival benefit in the PD-L1(-) subgroup, with 38% of patients alive at two years in the eganelisib plus nivolumab arm versus 17% in the control group. No new safety signals were observed during the extended period on treatment.
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
The most common treatment-emergent adverse events, or TEAEs, for the eganelisib plus nivolumab combination arm across all doses, all causality, were pyrexia (33.3%), decreased appetite (30.3%), pruritus (27.3%), asthenia (27.3%), rash (27.3%), and increased alanine aminotransferase (24.2%); and the most common ≥Grade 3 TEAEs across all doses, all causality, were anemia (12.1%), and hepatic AEs including hepatotoxicity (15.2%), increased ALT (12.1%), and increased AST (12.1%) with no Hy’s Law. No treatment-related Grade 5 AEs were reported.
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
MARIO-1
MARIO-1, our Phase 1/1b clinical study designed to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics, and activity for eganelisib — both as a monotherapy and in combination with nivolumab — in 224 patients with advanced solid tumors, reached primary completion in December 2021. The study included a dose escalation portion and a combination therapy expansion portion evaluating patients dosed at 40 mg daily, or QD, of eganelisib in combination with the standard regimen of nivolumab in the following forms of cancer: non-small cell lung cancer, melanoma, HNSCC, TNBC, mesothelioma, adrenocortical carcinoma, and those with high baseline blood levels of MDSCs.
As of the study’s December 13, 2021 database lock, an mPFS rate of 3.7 months (1.9, 5.5) was observed in the HNSCC cohort in patients with immediate prior progression on CPI therapy. The mPFS for all patients receiving pembrolizumab monotherapy was 2.3 months in KEYNOTE-048, the benchmark study investigating pembrolizumab monotherapy, pembrolizumab plus chemotherapy, or cetuximab plus chemotherapy as a first-line therapy in recurrent or metastatic HNSCC patients. However, we caution you that the risks in cross-trial comparisons limit our ability to reach definitive conclusions without a prospective, adequately powered, randomized controlled trial. Consequently, the data and results from the HNSCC cohort in MARIO-1 may not be comparable to KEYNOTE-048 for reasons including, but not limited to, differences in clinical trial protocols, patient characteristics, safety management, sample sizes, duration of treatment, median duration of follow up, and other factors. Further, in MARIO-1 a disease control rate, or DCR, of 36.4% (4 of 11 patients), an overall response rate, or ORR, of 18.2% (2 of 11 patients), and an mPFS rate of 5.3 months (1.9, 11.1) were observed in the HNSCC cohort in patients with immediate prior progression on CPI therapy and two or fewer prior lines of therapy. These findings build on data released regarding the HNSCC cohort at the 2020 Annual Meeting of the Society for Immunotherapy of Cancers, which demonstrated clinical activity of the combination therapy in patients not expected to benefit from checkpoint inhibitor, or CPI, alone, having progressed on an immediate prior CPI therapy prior to entering MARIO-1.
Financial Overview
Going Concern
We believe that there is substantial doubt about our ability to continue as a going concern for at least twelve months from the date these consolidated financial statement are issued on March 28, 2023. The conditions which raise substantial doubt about our ability to continue as a going concern, as well as our plan to mitigate these conditions is discussed in the section below titled “Liquidity and Capital Resources.”
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
•depreciation of property and equipment used for research and development activities; and
•allocated costs of facilities.
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

Results of Operations
The following table summarizes our results of operations for the years ended December 31, 2022 and 2021, in thousands, together with the change in each item as a percentage.

	2022	2021	% Change
Royalty revenue	$2,593	$1,858	40%
Research and development expense	(32,411)	(31,647)	2%
General and administrative expense	(13,463)	(14,174)	(5)%
Royalty expense	(1,563)	(1,120)	40%
Investment and other income	655	1	65,400%
Non-cash interest expense	(180)	(180)	—%
Net loss	(44,369)	(45,262)	(2)%
Revenue
For the year ended December 31, 2022, we recognized $2.6 million in royalty revenue, an increase of 40% as compared to $1.9 million in royalty revenue for the year ended December 31, 2021. Royalty revenue for both periods is related to royalties on net sales of duvelisib from Secura Bio. A portion of the royalties received is owed to Mundipharma and Purdue. We refer to such portion as the Trailing Mundipharma Royalties (see Note 11 of the notes to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K). We and HCR entered into a purchase and sale agreement in March 2019, or the HCR Agreement, pursuant to which HCR acquired our interest in royalties received from Verastem and Secura Bio on net sales of duvelisib, less the Trailing Mundipharma Royalties (see Note 9 of the notes to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K).
Research and Development Expense
Research and development expenses represented approximately 68% and 67% of our total operating expenses for the years ended December 31, 2022 and 2021, respectively. For the year ended December 31, 2022, we recognized $32.4 million in research and development expense, an increase of approximately 2% as compared to $31.6 million in research and development expense for the year ended December 31, 2021. The increase is primarily attributable to an increase in compensation expense of $1.9 million due primarily to additional staff to support the development of eganelisib, an increase in consulting expenses of $0.8 million, an increase in information technology support expenses of $0.3 million, and an increase in insurance and facilities expenses of $0.3 million, partially offset by a decrease in clinical development expenses of $2.6 million.
We track and accumulate expenses by major program. These expenses primarily relate to payroll and related expenses for personnel working on the programs, process development and manufacturing, preclinical toxicology studies, clinical trial costs and allocated costs of facilities. During the years ended December 31, 2022 and 2021 and in aggregate from January 1, 2006 through December 31, 2022, we estimate that we incurred $32.4 million, $31.6 million and $747.4 million of costs, respectively, on our PI3K inhibitor program, including eganelisib and duvelisib.
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
General and Administrative Expense
For the year ended December 31, 2022, we recognized $13.5 million in general and administrative expense, a decrease of 5% as compared to approximately $14.2 million in general and administrative expense for the year ended December 31, 2021. The decrease was primarily attributable to a decrease of $0.6 million in consulting expense and a decrease in compensation expense of $0.4 million due primarily to a reduction in discretionary bonus compensation, partially offset by an increase of $0.3 million in information technology support expenses.
Royalty Expense
For the year ended December 31, 2022, we recognized $1.6 million in royalty expense, an increase of 40% as compared to approximately $1.1 million in royalty expense for the year ended December 31, 2021. Royalty expense for both periods is related to royalties paid to Mundipharma, Purdue and Takeda on net sales of duvelisib by Secura Bio (see Note 11 of the notes to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K).
Investment and Other Income
Investment and other income increased by $0.7 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily as a result of higher yields on our cash equivalents and available-for-sale securities.
Non-cash Interest Expense
Non-cash interest expense for the years ended December 31, 2022 and 2021 was the result of the sale of future royalties in relation to the HCR Agreement and BVF Funding Agreement, which we recognized as liabilities that are being amortized using the effective interest method over the life of the arrangements (see Note 9 of the notes to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K). Over the course of the arrangements, the non-cash interest expense will be affected by the amount and timing of estimated royalty revenue, if any. We reassess the effective interest rate on a quarterly basis and adjust the rate prospectively as needed.

Liquidity and Capital Resources
We have primarily incurred operating losses since inception. Our net loss was $44.4 million and $45.3 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of $856.0 million. As we have no approved products, we have not generated any revenue from product sales to date, and we do not expect to generate any such revenue for the foreseeable future, if at all. We have instead relied on the proceeds from sales of equity securities, sales of future royalties, issuances of debt, interest on investments, upfront license fees, expense reimbursements, milestones, royalties and cost sharing under our collaborations to fund our operations. Because eganelisib is in clinical development and the outcome of our effort is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidate or whether, or when, we may achieve profitability.
We expect to continue to spend significant resources to fund the development and potential commercialization of eganelisib. We expect to incur substantial operating losses over the next several years as our clinical trial and drug manufacturing activities increase. In addition, in connection with seeking and possibly obtaining regulatory approval of eganelisib or any future product candidates we may develop, we expect to incur significant commercialization expenses for product sales, marketing, manufacturing and distribution. As a result, we expect that our accumulated deficit will also increase significantly. These conditions raise substantial doubt about our ability to continue as a going concern.
The following table summarizes the components of our financial condition:

	December 31, 2022	December 31, 2021
	(in thousands)
Cash, cash equivalents and available-for-sale securities	$38,313	$80,726
Working capital	26,674	68,968

	Year Ended December 31,
	2022	2021
	(in thousands)
Cash (used in) provided by:
Operating activities	$(42,431)	$(40,618)
Investing activities	(55)	5,489
Financing activities	73	87,105
Cash Flows
The principal use of cash in operating activities in all periods presented was related to our research and development programs. Our cash used in operating activities for the year ended December 31, 2022 increased compared to the year ended December 31, 2021 primarily due to increased operating expenses as we continue clinical development of eganelisib.
Our cash used in operating activities in future periods may vary significantly due to various factors, including potential cash inflows from future collaboration agreements and potential cash outflows for licensing new programs from third parties. We cannot be certain whether and when we may enter into any such collaboration agreements or license agreements.
Our cash (used in) provided by investing activities for the years ended December 31, 2022 and 2021 included purchases and proceeds from maturities of available-for-sale securities and purchases of property and equipment. Net cash used in investing activities for the year ended December 31, 2022 was primarily the result of a nominal amount of net purchases of available-for-sale securities during the year. Comparatively, net cash provided by investing activities for the year ended December 31, 2021 was primarily due to net proceeds from maturities of available-for-sale securities of $5.5 million.
Net cash provided by financing activities for the year ended December 31, 2022 included $0.1 million in net proceeds from the issuance of common stock to employees. Net cash provided by financing activities for the year ended December 31, 2021 included $85.8 million in net proceeds from our public offering in February 2021.
Funding Requirements
We believe that there is substantial doubt about our ability to continue as a going concern for at least twelve months from the date these consolidated financial statements are issued on March 28, 2023. Our future capital requirements will depend on whether we complete the Merger. If the Merger is not completed, or if we decide to pursue any future product development efforts, our future funding requirements would depend on, and could increase significantly as a result of many factors, including:

•our ability to consummate an alternative strategic transaction and the nature and type of such transaction;
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
If the Merger is not completed, plans to mitigate the conditions which raise substantial doubt about our ability to continue as a going concern may include, but are not limited to, the process of evaluating a potential strategic transaction, including the sale of the company or its assets. Based on our prior assessment, we do not expect that we would have the necessary time or financial resources to pursue another strategic transaction like the proposed Merger. If we are unsuccessful in our efforts to seek such strategic alternatives or raise additional financing in the near term, our board of directors may conclude that it is in the best interest of stockholders to cease normal operations and wind down the company through bankruptcy or dissolution proceedings. In such case, there would be no assurances as to the amount or timing of available cash remaining, if any, to distribute to stockholders after paying our obligations and setting aside funds for reserves.
Historically, we have relied on our collaborations for a significant portion of our research and development funding needs through upfront payments, milestones, royalties, and cost reimbursements.
As of December 31, 2022, we have received $348.0 million of net proceeds from our public stock offerings, including our common stock sales facility. This includes net proceeds of $85.8 million we received from our public stock offering in February 2021.

Equity Offerings
On June 28, 2019, we entered into a Capital on Demand Sales Agreement with JonesTrading Institutional Services LLC, or JonesTrading, and on July 29, 2019 we amended and restated the sales agreement to add B. Riley Securities (f/k/a B. Riley FBR, Inc.), or B. Riley Securities, as a party to the agreement. On July 27, 2021, we entered into an amendment to the agreement to increase the maximum aggregate offering price of the shares of common stock that we may issue and sell from time to time under the agreement by $75.0 million to an aggregate of $95.0 million. We refer to the amended and restated sales agreement, as amended, as the ATM Sales Agreement. During the year ended December 31, 2022, a portion of the aggregate offering price totaling $11.8 million expired without sale. As of December 31, 2022, we had an aggregate of $75.0 million available for future sales. Pursuant to the ATM Sales Agreement we may offer and sell shares of our common stock from time to time through JonesTrading or B. Riley Securities, each acting as our sales agent. We have agreed to pay commissions to the sales agents for their services in acting as agents in the sale of our common stock in the amount of up to 3.0% of the gross proceeds from sales of our common stock pursuant to the ATM Sales Agreement. Sales of shares of our common stock under the ATM Sales Agreement may be made by any method that is deemed to be an “at-the-market-offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. With our prior written approval, JonesTrading or B. Riley Securities may also sell the shares by any other method permitted by law, including in negotiated transactions. We and JonesTrading or B. Riley Securities may suspend or terminate the offering of shares upon notice to the other parties and subject to other conditions. During the year ended December 31, 2022, we did not sell any shares under the ATM Sales Agreement. During the year ended December 31, 2021, we issued and sold 89,520 shares of common stock at a weighted average price per share of $3.83 at-the-market pursuant to the ATM Sales Agreement for $0.3 million in net proceeds.
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
Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Infinity Pharmaceuticals, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Infinity Pharmaceuticals, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
The Company's Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has limited financial resources, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Accrued Clinical Expenses
Description of the Matter	The Company’s accrual for clinical expenses totaled $4.3 million as of December 31, 2022. As discussed in Note 2 to the consolidated financial statements, the Company is required to estimate accruals for clinical expenses using judgment based on certain information, including actual costs incurred or level of effort expended, as provided by its vendors. Payments for such activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred.

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
Boston, Massachusetts
March 28, 2023

INFINITY PHARMACEUTICALS, INC.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$38,313	$80,726
Prepaid expenses and other current assets	1,989	1,542
Total current assets	40,302	82,268
Property and equipment, net	800	1,241
Restricted cash, less current portion	158	158
Operating lease right-of-use assets	697	1,064
Other assets	194	54
Total assets	$42,151	$84,785
Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$4,405	$2,320
Accrued expenses and other current liabilities	9,223	10,980
Total current liabilities	13,628	13,300
Liabilities related to sale of future royalties, net, less current portion (Note 9)	47,213	48,727
Operating lease liability, less current portion	324	917
Other liabilities	37	270
Total liabilities	61,202	63,214
Commitments and contingencies
Stockholders’ (deficit) equity:
Preferred Stock, $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding at December 31, 2022 and 2021	—	—
Common Stock, $0.001 par value; 200,000,000 shares authorized; 89,411,471 and 89,155,311 shares issued and outstanding at December 31, 2022 and 2021, respectively	89	89
Additional paid-in capital	836,812	833,065
Accumulated deficit	(855,952)	(811,583)
Total stockholders’ (deficit) equity	(19,051)	21,571
Total liabilities and stockholders’ (deficit) equity	$42,151	$84,785
The accompanying notes are an integral part of these consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Years Ended December 31,
	2022	2021
Royalty revenue	$2,593	$1,858
Operating expenses:
Research and development	32,411	31,647
General and administrative	13,463	14,174
Royalty expense (Note 11)	1,563	1,120
Total operating expenses	47,437	46,941
Loss from operations	(44,844)	(45,083)
Other income (expense):
Investment and other income	655	1
Non-cash interest expense (Note 9)	(180)	(180)
Total other income (expense)	475	(179)
Net loss	$(44,369)	$(45,262)
Basic and diluted loss per common share	$(0.50)	$(0.53)
Basic and diluted weighted average number of common shares outstanding	89,247,785	85,597,264
Other comprehensive loss:
Net unrealized holding gains on available-for-sale securities arising during the period	$—	$1
Comprehensive loss	$(44,369)	$(45,261)
The accompanying notes are an integral part of these consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2022	2021
Operating activities
Net loss	$(44,369)	$(45,262)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	458	480
Stock-based compensation	3,621	2,695
Non-cash royalty revenue	(1,373)	(984)
Non-cash interest expense	180	180
Other, net	91	59
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(587)	171
Operating lease right-of-use asset	367	355
Accounts payable, accrued expenses and other liabilities	(300)	2,177
Operating lease liability	(519)	(489)
Net cash used in operating activities	(42,431)	(40,618)
Investing activities
Purchases of property and equipment	(17)	(11)
Purchases of available-for-sale securities	(16,038)	—
Proceeds from maturities of available-for-sale securities	16,000	5,500
Net cash (used in) provided by investing activities	(55)	5,489
Financing activities
Proceeds from public offering, net	—	85,838
Proceeds from common stock sales facility, net of issuance costs	—	336
Proceeds from issuances of common stock, net	73	931
Net cash provided by financing activities	73	87,105
Net (decrease) increase in cash, cash equivalents and restricted cash	(42,413)	51,976
Cash, cash equivalents and restricted cash at beginning of period	80,884	28,908
Cash, cash equivalents and restricted cash at end of period	$38,471	$80,884

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$38,313	$80,726
Restricted cash, less current portion	158	158
Total cash, cash equivalents and restricted cash	$38,471	$80,884
The accompanying notes are an integral part of these consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Consolidated Statements of Stockholders’ (Deficit) Equity
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance at December 31, 2020	64,320,244	$64	$743,269	$(766,321)	$(1)	$(22,989)
Exercise of stock options	531,864	1	859			860
Stock-based compensation expense			2,695			2,695
Issuance of common stock related to public offering, net of issuance costs	24,150,000	24	85,814			85,838
Issuance of common stock related to sales facility, net of issuance costs	89,520	—	336			336
Issuance of common stock, net	63,683	—	92			92
Unrealized gain on marketable securities					1	1
Net loss				(45,262)		(45,262)
Balance at December 31, 2021	89,155,311	$89	$833,065	$(811,583)	$—	$21,571
Exercise of stock options	17,708	—	15			15
Stock-based compensation expense			3,621			3,621
Issuance of common stock, net	238,452	—	111			111
Net loss				(44,369)		(44,369)
Balance at December 31, 2022	89,411,471	$89	$836,812	$(855,952)	$—	$(19,051)

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
On February 22, 2023, we, MEI Pharma, Inc., a Delaware corporation, or MEI, and Meadow Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of MEI, or the Merger Sub, entered into an Agreement and Plan of Merger, or the Merger Agreement, pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Infinity, with Infinity continuing as a wholly owned subsidiary of MEI and the surviving corporation of the merger, which transaction is referred to herein as the Merger. If the Merger is completed, the combined company will combine the expertise and resources of MEI and Infinity to advance a pipeline of three clinical-stage oncology drug candidates.
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
Cash Equivalents and Available-For-Sale Securities
Cash equivalents consist of money market funds. We consider all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at fair value. They are also readily convertible to known amounts of cash and have such short-term maturities that each presents insignificant risk of change in value due to changes in interest rates. Our classification of cash equivalents is consistent with prior periods.
From time to time we invest our cash in short-term marketable securities. We determine the appropriate classification of marketable securities at the time of purchase and re-evaluate such designation at each balance sheet date, if applicable. Typically, the marketable securities in which we invest have been classified as “available-for-sale.” We carry available-for-sale securities at fair value. Unrealized gains and losses on available-for-sale debt securities are reported in accumulated other comprehensive (loss) income, which is a separate component of stockholders’ equity. At various points during the years ended December 31, 2022 and 2021, we owned marketable securities that were classified as available-for-sale. We did not own any such securities as of December 31, 2022 or 2021.
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
Liquidity and Going Concern
As of December 31, 2022, we had cash and cash equivalents of $38.3 million. We have primarily incurred operating losses since inception and have relied on our ability to fund our operations through collaboration and license arrangements, or other strategic arrangements, and through the sale of our common stock.
We expect to continue to spend significant resources to fund the development and potential commercialization of eganelisib, also known as IPI-549, an orally administered immuno-oncology product candidate that selectively inhibits the enzyme phosphoinositide-3-kinase gamma, or PI3K-gamma, and to incur significant operating losses for the foreseeable future.
As of December 31, 2022, we had an accumulated deficit of $856.0 million and during the year ended December 31, 2022 used $42.4 million in cash and cash equivalents to fund operating activities. We expect to continue to incur substantial operating losses and negative cash flows from operations for the foreseeable future. These conditions raise substantial doubt about our ability to continue as a going concern for at least twelve months from the date these consolidated financial statements are issued on March 28, 2023.
If the Merger is not completed, we will need to raise additional capital in order to successfully execute on our current operating plans to further the development of eganelisib. If the Merger is not completed, we will explore other plans to mitigate the conditions which raise substantial doubt about our ability to continue as a going concern. We consider one of the following courses of action to be the most likely alternatives if the Merger is not completed:
•Pursue another strategic transaction. We may resume the process of evaluating a potential strategic transaction, including the sale of the company or its assets. Based on our prior assessment, we do not expect that we would have the necessary time or financial resources to pursue another strategic transaction like the proposed Merger.
•Wind down the company. If the Merger does not close and we are unable to enter into another strategic transaction, our board of directors may conclude that it is in the best interest of stockholders to cease normal operations and wind down the company through bankruptcy or dissolution proceedings. In such case, there would be no assurances as to the amount or timing of available cash remaining, if any, to distribute to stockholders after paying our obligations and setting aside funds for reserves.
Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the ordinary course of business. The consolidated financial statements do not include any adjustments that might result from the outcome of the conditions described above.
Concentration of Credit Risk
Cash and cash equivalents are primarily maintained with two major financial institutions in the United States. Deposits at banks may exceed the insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and, therefore, bear minimal risk. From time to time the Company invests its cash in other financial instruments that potentially subject us to concentration of credit risk, primarily consisting of available-for-sale securities. Our investment policy, which has been approved by our Board of Directors, limits the amount that we may invest in any one issuer of investments, thereby reducing credit risk concentrations. As of December 31, 2022 and 2021, the Company did not have any cash or cash equivalents invested in available-for-sale securities.
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
Liabilities Related to Sale of Future Royalties
We treat the liabilities related to sale of future royalties (see Note 9) as debt financings, amortized under the effective interest rate method over the estimated life of the related expected royalty stream. The liabilities related to sale of future royalties and the debt amortization are based on our current estimates of future royalties expected to be paid over the life of the arrangement. We will periodically assess the expected royalty payments using projections from external sources. To the extent our estimates of future royalty payments are greater or less than previous estimates or the estimated timing of such payments is materially different than previous estimates, we will adjust the effective interest rate and recognize related non-cash interest expense on a prospective basis. Non-cash royalty revenue is reflected as royalty revenue, and non-cash amortization of debt is reflected as non-cash interest expense in the Consolidated Statements of Operations and Comprehensive Loss.

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
Stock-based Compensation Expense
We issue stock-based awards to employees, directors, and non-employees, generally in the form of stock options, restricted stock units, or RSUs, or as awards under our 2013 Employee Stock Purchase Plan, or ESPP. We measure stock-based compensation cost at the grant date based on the estimated fair value of the award and recognize it as expense over the requisite service period on a straight-line basis. Stock-based compensation costs for non-employees are recognized as expense over the vesting period on a ratable basis. The grant date fair value of stock options and awards under our ESPP is measured using the Black-Scholes valuation model, which requires us to make assumptions about the fair value of our common stock on the date of grant. The grant date fair value of RSUs is estimated to be equal to the closing price of our common stock on the date of grant. For awards with performance conditions, we estimate the likelihood of satisfaction of the performance conditions, which affects the period over which the expense is recognized. When the likelihood of satisfying the performance conditions related to these awards is determined to be probable, we recognize the expense over the requisite service period. We have no awards with market conditions. We recognize forfeitures related to share-based payments as they occur.
Royalty Expense
Royalty expense is recorded when incurred and represents the expense associated with amounts owed to third parties as a result of royalty revenue recognized and the amounts owed by us to Takeda Pharmaceutical Company Limited, or Takeda, in relation to the sale of future royalties (see Note 11).
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
Due to the uncertainty surrounding the realization of the net deferred tax assets in future periods, we have recorded a full valuation allowance against our otherwise recognizable net deferred tax assets as of December 31, 2022 and 2021.

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

	At December 31,
	2022	2021
Stock options	14,663,697	12,689,439
Non-vested restricted stock	2,939,816	50,000
Comprehensive Loss
Comprehensive loss is comprised of net loss and other comprehensive loss. Other comprehensive loss is comprised of unrealized holding gains arising during the period on available-for-sale securities that are not other-than-temporarily impaired. During the year ended December 31, 2022, there were no material reclassifications out of accumulated other comprehensive (loss) income.
New Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements, or ASU No. 2016-13, which requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and it establishes additional disclosure requirements related to credit risks. For available-for-sale debt securities with expected credit losses, this standard now requires allowances to be recorded instead of reducing the amortized cost of the investment. In November 2019, the FASB subsequently issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, whereby the effective date of this standard for smaller reporting companies was deferred to annual reporting periods beginning after December 15, 2022, including interim periods within those annual reporting periods, and early adoption is still permitted. We adopted this standard effective January 1, 2023 on a prospective basis. The adoption of this standard has not had a material impact on our consolidated financial statements and related disclosures.
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
2019 Equity Incentive Plan
Our 2019 Equity Incentive Plan, or the 2019 Plan, was approved by our stockholders in June 2019. The 2019 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, or IRC, as well as nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based and cash-based awards. Up to 12,531,009 shares of our common stock may be issued pursuant to awards granted under the 2019 Plan, plus an additional amount of our common stock underlying awards issued under the 2010 Stock Incentive Plan, or the 2010 Plan, that expire or are canceled without the holders receiving any shares under those awards. As of December 31, 2022, an aggregate of 7,744,676 shares of our common stock were reserved for issuance upon the vesting or exercise of outstanding awards, and up to 2,564,077 shares of common stock may be issued pursuant to awards granted under the 2019 Plan.
2010 Stock Incentive Plan
The 2010 Plan provided for the grant of incentive stock options under the IRC, as well as nonstatutory stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based and cash-based awards. As of December 31, 2022, an aggregate of 6,309,021 shares of our common stock were reserved for issuance upon the exercise of outstanding awards granted under the 2010 Plan. The 2010 Plan was terminated upon approval of the 2019 Plan; therefore, no further grants may be made under the 2010 Plan.
2013 Employee Stock Purchase Plan
Our ESPP permits eligible employees to purchase shares of our common stock at a discount and consists of consecutive, overlapping 24-month offering periods, each consisting of four six-month purchase periods. On the first day of each offering period, each employee who is enrolled in the ESPP will automatically receive an option to purchase up to a whole number of shares of our common stock. The purchase price of each of the shares purchased, in a given purchase period, will be equal to 85% of the closing price of a share of our common stock, on the first day of the offering period or the last day of the purchase period, whichever is lower. During the year ended December 31, 2022, 111,155 shares of common stock were purchased for total proceeds of approximately $0.1 million. During the year ended December 31, 2021, 57,561 shares of common stock were purchased for total proceeds of approximately $0.1 million.
Compensation Expense
Total stock-based compensation expense related to all equity awards was comprised of the following:

	Year Ended December 31,
	2022	2021
	(in thousands)
Research and development	$1,291	$830
General and administrative	2,330	1,865
Total stock-based compensation expense	$3,621	$2,695
As of December 31, 2022, we had approximately $8.1 million of total unrecognized compensation cost related to unvested common stock options, restricted stock units and awards under our ESPP, which are expected to be recognized over a weighted-average period of two years.

Stock Options
We estimate the fair value of stock options at the date of grant using the Black-Scholes valuation model with the following weighted-average assumptions:

	December 31,
	2022	2021
Risk-free interest rate	2.1%	0.9%
Expected annual dividend yield	—	—
Expected stock price volatility	105.0%	106.3%
Expected term of options	5.9 years	5.9 years
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
•Expected term of options: The expected term of the awards represents the period of time that the awards were expected to be outstanding. We use the simplified method to estimate expected term as we do not have sufficient historical exercise data to provide a reasonable basis on which to estimate the expected term. Under this method, the expected life equals the average of the vesting term and the original contractual term of the option.

A summary of our stock option activity for the year ended December 31, 2022 is as follows:

	Stock Options	Weighted-Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2022	12,689,439	$3.53
Granted	2,886,324	1.36
Exercised	(17,708)	0.83
Forfeited	(238,129)	1.46
Expired	(656,229)	8.30
Outstanding at December 31, 2022	14,663,697	$2.93	6.3	$—
Exercisable at December 31, 2022	10,903,188	$3.33	5.6	$—
The weighted-average fair value per share of options granted during the years ended December 31, 2022 and 2021 was $1.10 and $2.69, respectively.
The aggregate intrinsic value of options outstanding at December 31, 2022 was calculated based on the positive difference, if any, between the closing fair market value of our common stock on December 31, 2022 and the exercise price of the underlying options.
The aggregate intrinsic value of options exercised during the year ended December 31, 2022 was nominal. The aggregate intrinsic value of options exercised during the year ended December 31, 2021 was $0.8 million.
No related income tax benefits were recorded during the years ended December 31, 2022 or 2021.
We settle employee stock option exercises with newly issued shares of our common stock.

Restricted Stock Units
A summary of our RSU activity for the year ended December 31, 2022 is as follows:

	Restricted Stock Units	Weighted-Average Grant Date Fair Value per Unit
Outstanding, non-vested at January 1, 2022	50,000	$2.93
Granted	2,950,483	1.08
Vested	(50,000)	2.93
Forfeited	(10,667)	1.08
Outstanding, non-vested at December 31, 2022	2,939,816	$1.08
The total fair value of RSUs vested during the year ended December 31, 2022 was nominal. No RSUs vested during the year ended December 31, 2021.
4. Cash, Cash Equivalents and Available-for-Sale Securities
As of December 31, 2022 and 2021, we had cash and cash equivalents of $38.3 million and $80.7 million, respectively. We have not incurred any unrealized gains or losses on our cash and cash equivalents balances as of December 31, 2022 and 2021.
During the years ended December 31, 2022 and 2021, we held debt securities classified as available-for-sale securities. We had no material realized gains or losses on our available-for-sale securities for the years ended December 31, 2022 and 2021.
5. Fair Value
We measure certain financial instruments at fair value on a recurring basis. The Company’s assets which are required to be measured on a recurring basis consist of cash and cash equivalents totaling $38.3 million and $80.7 million as of December 31, 2022 and 2021, respectively. The Company’s liabilities which are required to be measured on a recurring basis consist of a warrant liability in the amount of $0.2 million as of December 31, 2022 and 2021.
Cash and cash equivalents, which are measured using Level 1 inputs, consist of highly liquid deposit accounts and money market funds that are intended to consistently transact at a target net asset value of $1.00. Accordingly, the carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents approximate their fair value.
Warrant liability relates to potential future warrants that may be issued. The fair value of the warrant liability on the date of the commitment and on each re-measurement date for those warrants classified as liabilities was estimated using the Monte Carlo simulation model, which involves a series of simulated future stock price paths over the remaining life of the commitment. The fair value is estimated by taking the average of the fair values under each of many Monte Carlo simulations. The fair value estimate is affected by our stock price, as well as estimated future financing needs, including timing and sources of the financing and subjective variables including expected stock price volatility over the remaining life of the commitment and risk-free interest rate. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The fair value of the warrant liability as of December 31, 2022 has been included in accrued expenses and other current liabilities on our consolidated balance sheet. The fair value of the warrant liability as of December 31, 2021 has been included in other liabilities on our consolidated balance sheet. See Note 9 for further discussions of the accounting for the warrants.
There have been no changes to our valuation methods during the year ended December 31, 2022. We had no available-for-sale securities that were classified as Level 3 at any point during the year ended December 31, 2022.
The carrying amounts reflected in the consolidated balance sheets for prepaid expenses and other current assets, other assets, accounts payable and accrued expenses and other current liabilities approximate their fair value due to their short-term maturities.

6. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	December 31,
	2022	2021
	(in thousands)
Prepaid expenses	$1,429	$1,143
Other current assets	560	399
Total prepaid expenses and other current assets	$1,989	$1,542

7. Property and Equipment
Property and equipment consist of the following:

	December 31,
	2022	2021
	(in thousands)
Computer equipment and software	$1,921	$1,904
Furniture and fixtures	446	446
Leasehold improvements	1,743	1,743
	4,110	4,093
Less accumulated depreciation	(3,310)	(2,852)
	$800	$1,241

8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2022	2021
	(in thousands)
Accrued clinical	$4,290	$4,998
Accrued professional services	785	88
Accrued consulting	742	475
Accrued compensation and benefits	605	2,835
Accrued development	335	755
Liability related to sale of future royalties, net, current portion	1,218	897
Operating lease liability, current portion	593	519
Other	655	413
Total accrued expenses	$9,223	$10,980

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
The following table shows the activity within the liability account for the years ended December 31, 2022 and 2021:

	December 31,
	2022	2021
	(in thousands)
Liability related to sale of future royalties - beginning balance	$28,038	$28,869
Non-cash royalty revenue	(1,373)	(984)
Non-cash interest expense recognized	153	153
Liability related to sale of future royalties, net - ending balance	$26,818	$28,038
Less: current portion	(1,218)	(897)
Liability related to sale of future royalties, net, less current portion	$25,600	$27,141
As royalties are due to HCR by Secura Bio, the balance of the recognized liability will be effectively repaid over the life of the HCR Agreement. There are a number of factors that could materially affect the amount and timing of royalty payments from Secura Bio, none of which are within our control.
BVF Agreement
On January 8, 2020, or the BVF Closing Date, we entered into a funding agreement, or the BVF Funding Agreement, with BVF Partners, L.P., or BVF, and Royalty Security, LLC, a wholly-owned subsidiary of BVF, or the Buyer. BVF was subsequently replaced as a party to the BVF Funding Agreement with Royalty Security Holdings, LLC. The BVF Funding Agreement provides for the acquisition by the Buyer of our interest in all royalty payments based on worldwide annual net sales of a clinical-stage product candidate IPI-926, or patidegib, part of the hedgehog inhibitor program we licensed to PellePharm Inc., or PellePharm, in 2013, or the BVF Licensed Product, excluding relevant Trailing Mundipharma Royalties, as defined in Note 11, which is related to patidegib. We refer to all BVF Licensed Product royalties owed to us less Trailing Mundipharma Royalties as the Royalty or Royalties. In January 2023, PellePharm announced that Sol-Gel Technologies, Ltd., or Sol-Gel, acquired all rights and obligations under the license agreement. We now refer to the license agreement with PellePharm as the Sol-Gel Agreement. Such Royalties are owed to us pursuant to the Sol-Gel Agreement, as further described in Note 11.

Pursuant to the BVF Funding Agreement, we received a non-refundable payment of $20.0 million, or the Upfront Purchase Price, less certain transaction expenses. We transferred to the Buyer (i) the Royalty, (ii) the Sol-Gel Agreement (subject to our rights to milestone payments and rights to equity in Sol-Gel under the Sol-Gel Agreement), and (iii) certain patent rights established in the BVF Funding Agreement, with (i), (ii), and (iii) together referred to as Transferred Assets. We preserved our rights under the Sol-Gel Agreement to receive potential regulatory, commercial, and success-based milestone payments. We have the option to terminate the BVF Funding Agreement by purchasing 100% of the outstanding equity interests of the Buyer under specified terms for a specified amount under the BVF Funding Agreement through January 8, 2023. In addition, the BVF Funding Agreement may be terminated by mutual written agreement between us and the Buyer.
We recognized the proceeds received under the BVF Funding Agreement as a liability that will be amortized using the effective interest method over the life of the arrangement. We recorded the receipt of the $20.0 million Upfront Purchase Price as a liability, net of debt issuance costs of approximately $0.4 million and warrant liability of $0.3 million. We are not obligated to repay any of the proceeds received under the BVF Funding Agreement. In order to determine the amortization of the liability, we are required to estimate the total amount of potential future net royalty payments to be made by Sol-Gel to the Buyer over the term of the BVF Funding Agreement. The total estimated net royalties to be paid, less the net proceeds received, will be recorded as interest expense over the life of the liability. Interest and debt discount amortization expense is reflected as non-cash interest expense for the years ended December 31, 2022 and 2021 in our consolidated statements of operations and comprehensive loss. Over the course of the BVF Funding Agreement, the actual interest rate will be affected by the amount and timing of royalty revenue recognized, if any, and changes in forecasted royalty revenue. There are a number of factors that could materially affect the amount and timing of royalty payments from Sol-Gel, none of which are within our control. On a quarterly basis, we will reassess the effective interest rate and adjust the rate prospectively as needed.
The following table shows the activity within the liability account for the years ended December 31, 2022 and 2021:

	December 31,
	2022	2021
	(in thousands)
Liability related to sale of future royalties - beginning balance	$21,586	$21,559
Non-cash interest expense recognized	27	27
Liability related to sale of future royalties, net - ending balance	$21,613	$21,586
For so long as we have not exercised an option to repurchase the Buyer’s equity interest under the BVF Funding Agreement, (a) if, during the 36-month period following the BVF Closing Date, we issue a specified number of shares of our common stock, which we refer to as the Warrant Threshold, and (b) any shares in excess of the Warrant Threshold are issued for consideration to us of less than $3.75 per share (as adjusted for any stock splits, reverse stock splits or other similar recapitalization events), or the Threshold Price, then we are obligated to issue to BVF warrants to purchase a number of shares of our common stock. Such warrants would equal 50% of the number of qualifying shares at an exercise price equal to 1.5 times the price per share of such qualifying shares issued. The requirement to issue warrants to BVF does not apply to certain issuances of our common stock. As of December 31, 2022, the Warrant Threshold has been met and any future qualifying shares of our common stock issued below the Price Threshold will result in warrants to purchase our common stock to be issued to BVF. No warrants have been issued to BVF as of December 31, 2022. Our obligation to issue warrants to BVF under these terms expired on January 8, 2023 without any warrants being issued to BVF.
We determined that the commitment to issue warrants represents a freestanding financial instrument and accounted for it as a liability as of the BVF Closing Date. The fair value of the warrant liability was estimated using the Monte Carlo simulation model. The fair value of the warrant liability as of December 31, 2022 has been included in accrued expenses and other current liabilities on our consolidated balance sheet. The fair value of the warrant liability as of December 31, 2021 has been included in other liabilities on our consolidated balance sheet. Changes in fair value of the warrant liability are included in investment and other income (expense) in our consolidated statements of operations and comprehensive loss. See Note 5 for further discussions of the fair value of the warrants.
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

Beginning August 1, 2019, or the Rent Commencement Date, the total base rent of the Lease was $47,961 per month and increases by approximately 3% on each anniversary of the Rent Commencement Date until the Expiration Date. In addition to the base rent, we are also responsible for our share of the operating expenses, insurance, real estate taxes and certain capital costs, and we are responsible for utility expenses in the Leased Premises, all in accordance with the terms of the Lease. Pursuant to the terms of the Lease, we provided a security deposit in the form of a letter of credit in the initial amount of $300,000, which was reduced to $150,000 during the year ended December 31, 2021 in accordance with the terms of the Lease. The remaining portion of the security deposit plus the associated bank fee of $7,500 is included in our consolidated balance sheet as restricted cash as of December 31, 2022 and 2021. The Landlord provided a lease incentive allowance of $0.6 million to fund certain improvements to be made by us to the Leased Premises.
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
We have recorded a right-of-use asset and lease liability related to our data center lease and the Lease. The lease of our data center expired during the year ended December 31, 2021. The following is a summary of our current lease included in the respective balance sheet classifications:

	December 31,
	2022	2021
Assets	(in thousands)
Operating lease right-of-use assets	$697	$1,064
Liabilities
Accrued expenses and other current liabilities	$593	$519
Operating lease liability	324	917
Total lease liabilities	$917	$1,436
As of December 31, 2022, the weighted average term remaining on our lease is 1.6 years, and the weighted average discount rate is 10%. As of December 31, 2021, the weighted average term remaining on our lease was 2.6 years, and the weighted average discount rate was 10%.
Operating lease costs, including variable costs, of $0.7 million were incurred during both the years ended December 31, 2022 and 2021. Cash paid for amounts included in the measurement of lease liabilities were $0.6 million and $0.7 million during the years ended December 31, 2022 and 2021, respectively.
As of December 31, 2022, future minimum lease payments of our operating lease liabilities are as follows:

Operating Leases
(in thousands)
2023	$658
2024	334
Total future minimum lease payments	992
Less: imputed interest	(75)
Total lease liability	$917

11. Strategic Agreements
We have worldwide development and commercialization rights to eganelisib, subject to certain obligations to our licensor, Takeda Pharmaceutical Company Limited, or Takeda, as described in more detail below. Additionally, we are obligated to pay Mundipharma International Corporation Limited, or Mundipharma, and Purdue Pharmaceutical Products L.P., or Purdue, a 4% royalty in the aggregate on worldwide net sales of products that were previously subject to our strategic alliance with Mundipharma and Purdue that was terminated in 2012. Such products include eganelisib; duvelisib, the PI3K delta and gamma inhibitor that we licensed to Verastem in 2016, the rights to which Verastem sold to Secura Bio in 2020; and IPI-926, or patidegib, part of the hedgehog inhibitor program we licensed to PellePharm in 2013, and which license is now held by Sol-Gel. We refer to such royalties as Trailing Mundipharma Royalties. After Mundipharma and Purdue have recovered approximately $260.0 million in royalty payments from all products that were previously subject to the strategic alliance, which represents the funding paid to us for research and development services performed by us under this strategic alliance, the Trailing Mundipharma Royalties will be reduced to a 1% royalty on net sales in the United States of such products. As of December 31, 2022, Mundipharma and Purdue have recovered $3.5 million.
PellePharm / Sol-Gel Technologies
In June 2013, we entered into a license agreement with PellePharm, under which we granted PellePharm exclusive global development and commercialization rights to our hedgehog inhibitor program, including patidegib. In January 2023, PellePharm announced that Sol-Gel acquired all rights and obligations under the license agreement. We refer to our license agreement with PellePharm as the Sol-Gel Agreement and products covered by the Sol-Gel Agreement as Hedgehog Products. We assessed this arrangement in accordance with ASC 606 and concluded that at the date of contract inception there was only one performance obligation, consisting of the license, which was satisfied at contract inception.
Under the Sol-Gel Agreement, Sol-Gel is obligated to pay us up to $9.0 million in remaining regulatory and commercial-based milestone payments through the first commercial sale of a Hedgehog Product. Sol-Gel is also obligated to pay us up to $37.5 million in success-based milestone payments upon the achievement of certain annual net sales thresholds, as well as a share of certain revenue received by Sol-Gel in the event that Sol-Gel sublicenses its rights under the Sol-Gel Agreement and tiered royalties on annual net sales of Hedgehog Products subject to specified conditions. The remaining milestones have not been recognized as they represent variable consideration that is constrained. In making this assessment, we considered numerous factors, including the fact that achievement of the milestones is outside of our control and contingent upon the future success of clinical trials, Sol-Gel’s actions, and the receipt of regulatory approval. As the single performance obligation was previously satisfied, all regulatory and commercial-based milestones will be recognized as revenue in full in the period in which the constraint is removed. Any consideration related to sales-based milestone payments, including royalties, will be recognized when the related sales occur as these amounts have been determined to relate predominantly to the license granted to Sol-Gel and therefore are recognized at the later of when the performance obligation is satisfied, or the related sales occur.
Sol-Gel is also obligated to pay us tiered royalties on annual net sales of Hedgehog Products, which are subject to reduction after a certain aggregate funding threshold has been achieved. On January 8, 2020, we entered into the BVF Funding Agreement, as further described in Note 9, pursuant to which we sold our interest in all royalty payments based on worldwide annual net sales of the BVF Licensed Product, excluding Trailing Mundipharma Royalties related to patidegib.
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

Duvelisib
Pursuant to the Takeda Agreement, prior to March 4, 2019, we were obligated to share equally with Takeda all revenue arising from certain qualifying transactions for duvelisib, including the Secura Bio Agreement, subject to certain exceptions including revenue we receive as reimbursement for duvelisib research and development expenses. On March 4, 2019, we entered into the fourth amendment to the Takeda Agreement, or the Takeda Amendment. Pursuant to the Takeda Amendment, Takeda agreed (i) to the sale of certain royalty payments based on worldwide annual net sales of Licensed Products under the Secura Bio Agreement to HCR, (ii) to forego its rights to an equal share of the royalties due from Secura Bio during the term of the HCR Agreement, and (iii) not to seek any payment from HCR with respect to the royalties owed to Takeda. As consideration for the Takeda Amendment, we paid Takeda $6.7 million representing 25% of the $30.0 million in gross proceeds we received from the closing of the HCR Agreement, net of 25% of the expenses incurred by us in connection with the HCR Agreement. In addition, we agreed to pay Takeda 25% of the royalties that would have been payable to us by Secura Bio but for the consummation of the HCR Agreement, which we refer to as the Interim Obligation. During the years ended December 31, 2022 and 2021, we recognized $0.3 million and $0.2 million, respectively, of Interim Obligation amounts owed to Takeda as royalty expense.
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
12. Income Taxes
We did not have any income tax expense for the years ended December 31, 2022 or 2021.
Our income tax expense for the years ended December 31, 2022 and 2021 differed from the expected U.S. federal statutory income tax expense as set forth below:

	Years Ended December 31,
	2022	2021
	(in thousands)
Expected federal tax benefit	$(9,317)	$(9,505)
Permanent differences	215	191
State taxes, net of the deferred federal benefit	(1,986)	(3,024)
Tax credit carryforwards	(1,533)	(1,416)
Adjustments to deferred tax assets and deferred tax liabilities	560	226
Other	15	(93)
Change in valuation allowance	12,046	13,621
Income tax expense (benefit)	$—	$—

The significant components of our deferred tax assets and liabilities are as follows:

	Years Ended December 31,
	2022	2021
	(in thousands)
Deferred tax assets (liabilities):
Net operating loss carryforwards	$170,880	$164,969
Tax credit carryforwards	45,270	44,302
Intangible assets	13,212	15,151
Capitalized research and development costs	8,104	—
Accrued expenses	655	1,255
Stock-based compensation	5,183	5,109
Sale of future royalties	13,212	13,557
Other	(105)	22
Valuation allowance	(256,411)	(244,365)
Net deferred tax assets (liabilities)	$—	$—
We have recorded a valuation allowance against our deferred tax assets in each of the years ended December 31, 2022, and 2021 because we believe that it is more likely than not that these assets will not be realized. The valuation allowance increased by approximately $12.0 million during the year ended December 31, 2022 primarily due to new federal tax regulations effective for the year ended December 31, 2022 requiring that research and development costs be capitalized and amortized over future periods compared to previous tax regulations which allowed for such expenses to be fully deductible in the year incurred. The increase in the valuation allowance is also largely attributable to the increase in our unbenefited net operating loss for the current period. The valuation allowance increased by approximately $13.6 million during the year ended December 31, 2021 primarily as a result of the increase in our unbenefited net operating loss for the period.
Subject to the limitations described below, at December 31, 2022, we have cumulative net operating loss carryforwards of approximately $653.2 million and $533.3 million available to reduce federal and state taxable income, respectively. For federal purposes, the net operating loss carryforwards have begun to expire and will continue to expire through 2037 for losses incurred before January 1, 2018. Federal losses generated after December 31, 2017 do not expire. As of December 31, 2022, we have approximately $128.5 million of federal losses that do not expire. The state net operating loss carryforwards begin to expire in 2031 and continue to expire through 2041. In addition, we have cumulative federal and state tax credit carryforwards of $37.7 million and $9.6 million, respectively, available to reduce federal and state income taxes which expire through 2041 and 2036, respectively. Our net operating loss carryforwards and tax credit carryforwards are limited as a result of certain ownership changes, as defined under Sections 382 and 383 of the Internal Revenue Code. This limits the annual amount of these tax attributes that can be utilized to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on our value immediately prior to an ownership change. Subsequent ownership changes may affect the limitation in future years. The net operating losses and tax credit carryforwards that have and will expire unused in the future as a result of Section 382 and 383 limitations have been excluded from the amounts disclosed above. The latest Section 382 study was performed through December 31, 2021. Ownership changes after that date could further reduce the Company’s ability to utilize the net operating loss and other attribute carryforwards.
At December 31, 2022 and 2021, we had no unrecognized tax benefits. As of December 31, 2022 and 2021, we had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in our consolidated statements of operations and comprehensive loss. We will recognize interest and penalties related to uncertain tax positions in income tax expense. For all years through December 31, 2022, we generated research credits but have not conducted a study to document the qualified activities. This study may result in an adjustment to our research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against our research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the deferred tax asset established for the research and development credit carryforwards and the valuation allowance.
We file U.S. federal and Massachusetts state income tax returns. The statute of limitations for assessment by the Internal Revenue Service, or IRS, and state tax authorities is closed for tax years prior to 2019, although carryforward attributes that were generated prior to tax year 2019 may still be adjusted upon examination by the IRS or state tax authorities if they either have been or will be used in a future period.

13. Stockholders’ (Deficit) Equity
Common Stock Sales Facility
On June 28, 2019, we entered into a Capital on Demand Sales Agreement with JonesTrading Institutional Services LLC, or JonesTrading, and on July 29, 2019 we amended and restated the sales agreement to add B. Riley Securities (f/k/a B. Riley FBR, Inc.), or B. Riley Securities, as a party to the agreement. On July 27, 2021, we entered into an amendment to the agreement to increase the maximum aggregate offering price of the shares of common stock that we may issue and sell from time to time under the agreement by $75.0 million to an aggregate of $95.0 million. We refer to the amended and restated sales agreement, as amended, as the ATM Sales Agreement. During the year ended December 31, 2022, a portion of the aggregate offering price totaling $11.8 million expired without sale. As of December 31, 2022, we had an aggregate of $75.0 million available for future sales. Pursuant to the ATM Sales Agreement we may offer and sell shares of our common stock from time to time through JonesTrading or B. Riley Securities, each acting as our sales agent. We have agreed to pay commissions to the sales agents for their services in acting as agents in the sale of our common stock in the amount of up to 3.0% of the gross proceeds from sales of our common stock pursuant to the ATM Sales Agreement. Sales of shares of our common stock under the ATM Sales Agreement may be made by any method that is deemed to be an “at-the-market-offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. With our prior written approval, JonesTrading or B. Riley Securities may also sell the shares by any other method permitted by law, including in negotiated transactions. We and JonesTrading or B. Riley Securities may suspend or terminate the offering of shares upon notice to the other parties and subject to other conditions. During the year ended December 31, 2022, we did not sell any shares under the ATM Sales Agreement. During the year ended December 31, 2021, we issued and sold 89,520 shares of common stock at a weighted average price per share of $3.83 at-the-market pursuant to the ATM Sales Agreement for $0.3 million in net proceeds.
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
14. Defined Contribution Benefit Plan
We sponsor a 401(k) retirement plan in which substantially all of our full-time employees are eligible to participate. Participants may contribute a percentage of their annual compensation to this plan, subject to statutory limitations. During the years ended December 31, 2022 and 2021, we matched participants’ contributions up to 6% of the participant’s pre-tax salary. Our matching contributions for the years ended December 31, 2022 and 2021 was $0.3 million and $0.2 million, respectively.
15. Subsequent Events
On February 22, 2023, we, MEI Pharma, Inc., a Delaware corporation, or MEI, and Meadow Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of MEI, or the Merger Sub, entered into an Agreement and Plan of Merger, or the Merger Agreement, pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Infinity, with Infinity continuing as a wholly owned subsidiary of MEI and the surviving corporation of the merger, which transaction is referred to herein as the Merger. If the Merger is completed, the combined company will combine the expertise and resources of MEI and Infinity to advance a pipeline of three clinical-stage oncology drug candidates.

We expect to devote significant time and resources to the completion of the Merger. However, there can be no assurances that such activities will result in the completion of the Merger. Further, the completion of the Merger may ultimately not deliver the anticipated benefits or enhance shareholder value. If the Merger is not completed, we will consider alternative courses of action. We consider one of the following courses of action to be the most likely alternatives if the Merger is not completed:
•Pursue another strategic transaction. We may resume the process of evaluating a potential strategic transaction, including the sale of the company or its assets. Based on our prior assessment, we do not expect that we would have the necessary time or financial resources to pursue another strategic transaction like the proposed Merger.
•Wind down the company. If the Merger does not close and we are unable to enter into another strategic transaction, our board of directors may conclude that it is in the best interest of stockholders to cease normal operations and wind down the company through bankruptcy or dissolution proceedings. In such case, there would be no assurances as to the amount or timing of available cash remaining, if any, to distribute to stockholders after paying our obligations and setting aside funds for reserves.
In conjunction with their approval of the Merger Agreement, our Board of Directors approved a strategic restructuring to preserve our resources. As a result, we have reduced our overall headcount by four positions, representing approximately 13% of our workforce at the time we entered into the Merger Agreement. We expect to incur approximately $1.6 million and $0.1 million in total restructuring charges in general and administrative expenses and research and development expenses, respectively in the first quarter of 2023. These charges primarily consist of severance payments, employee benefits and related taxes, and stock-based compensation. Of the aggregate restructuring costs, we expect approximately $0.9 million to be settled through future cash expenditures. We expect the workforce reduction will be substantially completed by March 31, 2023.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There have been no disagreements with our independent accountants on accounting and financial disclosure matters.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2022. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2022, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our management including our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework (2013). Based on its assessment, management believes that, as of December 31, 2022, our internal control over financial reporting is effective based on those criteria.
Changes in Internal Control Over Financial Reporting
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item relating to executive officers, including the Chair of our board Adelene Perkins, may be found in Part I, Item 1 of this report under the heading “Business – Information about our Executive Officers.”
Directors
Director Qualifications
The following paragraphs provide information about each of our directors as of March 15, 2023. The information presented below includes information each director has given us about his or her age, all positions he or she holds, his or her principal occupation and business experience for the past five years, and the names of other publicly-held companies of which he or she currently serves as a director or has served as a director during the past five years. In addition to the information presented below regarding each director’s specific experience, qualifications, attributes and skills that led our board to the conclusion that he or she should serve as a director, we also believe that each of our director has a reputation for integrity, honesty and adherence to high ethical standards. Each has demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment of service to the Company and our board. Finally, we value their significant experience on other public company boards of directors and board committees.
Samuel Agresta, M.D., M.P.H., age 50, has served as a member of our Board of Directors since October 16, 2019, and previously served as our Senior Vice President, Chief Medical Officer from August 2018 to September 2019. Dr. Agresta has served as Chief Medical Officer at Foghorn Therapeutics, a private pharmaceutical company, since October 2019. Prior to joining Infinity, Dr. Agresta held several positions at Agios Pharmaceuticals, Inc., or Agios, a publicly traded biopharmaceuticals company, from 2011 to July 2018, most recently serving as Vice President and Head of Clinical Development since 2013. In this capacity he oversaw the development and approval of enasidenib and ivosidenib for the treatment of patients with acute myeloid leukemia that harbor isocitrate dehydrogenase mutations. Before joining Agios,

Dr. Agresta held positions of responsibility in oncology clinical development at Merrimack Pharmaceuticals and Genentech, Inc., both publicly traded pharmaceuticals companies. Prior to his industry experience, Dr. Agresta served on the oncology faculty at the H. Lee Moffitt Cancer Center and Research Institute where he specialized in adolescent sarcoma care and participated in numerous industry trials. Dr. Agresta received his medical degree, internal medicine training, and served as chief resident at Tulane University School of Medicine in New Orleans. While in medical school, he also received a master’s degree in public health and tropical medicine from Tulane University School of Public Health. He completed his medical oncology fellowship at the University of South Florida and Moffitt Cancer Center and received a master’s degree in clinical investigation from the University of South Florida. We believe Dr. Agresta’s qualifications to serve on our Board of Directors include his extensive experience in the biopharmaceutical industry and his expertise in the development of biopharmaceutical products.
David Beier, J.D., age 74, has served as a member of our Board of Directors since April 1, 2018. Mr. Beier served as a Managing Director of Bay City Capital, a life sciences investment firm, from February 2013 to December 2021. He previously served on the senior management teams of Amgen Inc. from December 2003 to January 2013, where he most recently held the position of senior vice president, global policy, and Genentech, Inc., a member of the Roche Group, from April 1989 to April 1998, where he most recently held the position of vice president, government affairs. Mr. Beier served in the White House from April 1998 to January 2001 as the Chief Domestic Policy Advisor to Vice President Al Gore during the Clinton Administration. President Clinton appointed him to an Institute of Medicine panel on the Future of Health and Human Services and as an advisor to the President’s Council of Advisors on Science and Technology. Mr. Beier was also formerly a partner in the international law firm Hogan and Hartson, now Hogan Lovells, from April 2001 to December 2003 and was counsel to the U.S. House of Representatives Committee on the Judiciary from April 1979 to April 1989. Mr. Beier has served on the board of directors at University of California, San Francisco, Benioff Children’s Hospitals since 2014, and the board of the Steinberg Institute, a California-based, non-profit research, policy and advocacy entity focused on issues of mental health and homelessness, since March 2022. He formerly served on the board of directors at Arcus Biosciences, a publicly traded biotechnology company, from January 2018 to May 2020, and on the board of directors of California Life Sciences Association, a life sciences advocacy and business leadership organization, from August 2017 to December 2021. He received his J.D. from Albany Law School at Union University and his B.A. in history from Colgate University. As a globally recognized leader in health care policy, pricing, intellectual property, government affairs, regulatory affairs, health care economics, and product commercialization, we believe that Mr. Beier is qualified to serve on our Board of Directors.
Anthony B. Evnin, Ph.D., age 82, has served as a member of our Board of Directors since September 2006 and as a member of the Board of Directors of Infinity Discovery, Inc., from June 2001 until the time of its merger with our predecessor company in September 2006. From 1975 to March 2021, Dr. Evnin served as a Partner of Venrock, a venture capital firm. Dr. Evnin serves as a member of the board of directors of Bridge Medicines LLC, a privately held biopharmaceutical company, and is also a Trustee Emeritus of The Rockefeller University, a Trustee Emeritus of The Jackson Laboratory, a Trustee Emeritus of Princeton University, a member of the boards of Overseers and Managers of Memorial Sloan Kettering Cancer Center, a member of the board of directors of the New York Genome Center, and a member of the board of directors of the Albert and Mary Lasker Foundation. Dr. Evnin previously served as a member of the board of directors of AVEO Pharmaceuticals, Inc., until January 2023, Cantel Medical Corporation until July 2021, and Constellation Pharmaceuticals, Inc., until January 2020, each a publicly traded biotech or medical equipment company, and Redpin Therapeutics, a privately held biopharmaceutical company, until November 2022. Dr. Evnin received an A.B. in chemistry from Princeton University and a Ph.D. in Chemistry from the Massachusetts Institute of Technology, or MIT. We believe Dr. Evnin’s qualifications to serve on our Board of Directors include his substantial experience as an investor in, and director of, numerous biopharmaceutical companies as well as his expertise in corporate strategy.
Richard Gaynor, M.D., age 73, has served as a member of our Board of Directors since March 16, 2020. Dr. Gaynor has served as the President, Chief of Research and Development, BioNTech US, formerly Neon Therapeutics, a public biotechnology company developing novel neoantigen-targeted T cell therapies, since November 2016. Prior to his tenure at Neon Therapeutics, Dr. Gaynor spent 15 years in a series of senior roles at Lilly Oncology, most recently as Senior Vice President Clinical Development and Medical Affairs, where he chaired the Lilly Oncology Research and Development Committee and helped oversee a variety of collaborations, including with Bristol-Myers Squibb, Merck, AstraZeneca and GE. Prior to that role, Dr. Gaynor also led preclinical and early clinical oncology research at Eli Lilly. Dr. Gaynor began his career in academia, spending nine years on the faculty at University of California, Los Angeles School of Medicine, followed by eleven years on the faculty at the University of Texas Southwestern Medical School, including time serving as the chief of hematology-oncology and director of the Simmons Cancer Center. He holds an M.D. from the University of Texas Southwestern Medical School and, following his residency in internal medicine there, he completed fellowship training in hematology-oncology at the University of California, Los Angeles, School of Medicine. He is the author of nearly 150 publications and participates on numerous advisory boards and committees, including the American Association of Cancer Research, the Stand Up To Cancer scientific advisory committee, and the Damon Runyon Cancer Research Foundation. Dr. Gaynor has served on the board of directors of Alkermes plc., a publicly traded pharmaceutical company specializing in neuroscience and oncology, since September 2019, and Zai Lab Ltd., a publicly traded biopharmaceutical company, since November 2021. We believe Dr. Gaynor's qualifications to serve on our Board of Directors include his extensive experience as a senior business executive in the biopharmaceutical industry and as a thought leader in academia.
Sujay R. Kango, age 59, has served as a member of our Board of Directors since March 30, 2022. Mr. Kango joined Tmunity Therapeutics as President and Chief Executive Officer in September 2022 until it was acquired in February 2023 by Kite, a Gilead Sciences, Inc., company. Mr. Kango previously served as Chief Commercial Officer at Acceleron Pharma Inc., which was acquired by Merck Sharp & Dohme in November 2021, until December 2021, and was responsible for establishing the company’s North America commercial presence for luspatercept. Previously, Mr. Kango served as the vice president of global commercial development at AbbVie Inc. until February 2018, prior to which he also served as the executive vice president and chief commercial officer at Infinity until 2016. Mr. Kango also served as vice president, global marketing, and sales operations at Onyx Pharmaceuticals, an Amgen subsidiary. Prior to Onyx, he held several leadership positions including vice president sales and marketing-oncology at Merck & Co., global commercial leader-Procrit®/Eprex® at Ortho-Biotech, and various sales and marketing positions at Schering-Plough. Mr. Kango has served on the board of MEI Pharma, Inc., since December 2021 and Tceleron Therapeutics, a privately held biopharmaceutical company created during the Kite acquisition of Tmunity, since February 2023. Mr. Kango earned a B.S. in Microbiology and an M.B.A. from McNeese State University. With more than 25 years of experience as an executive in the pharmaceutical and biotechnology industries, and with extensive experience building commercial infrastructures and teams and leading multiple global product launches, we believe Mr. Kango is qualified to serve on our Board of Directors.
Adelene Q. Perkins, age 63, has served as a member of our Board of Directors since January 2010, including as Chair of our Board of Directors since November 2012, and as our Chief Executive Officer since January 2010. She has also served as our President from January 2010 to January 2017, as our President and Chief Business Officer from October 2008 through December 2009 and as our Executive Vice President and Chief Business Officer between September 2006 and October 2008. Ms. Perkins served as Executive Vice President of Infinity Discovery, Inc., from February 2006 until the merger with our predecessor company in September 2006 and Chief Business Officer of Infinity Discovery, Inc., from June 2002 until September 2006. Ms. Perkins served as Vice President of Business and Corporate Development of TransForm Pharmaceuticals, Inc., a privately held specialty pharmaceutical company, from 2000 to 2002. From 1992 to 1999, Ms. Perkins held various positions at Genetics Institute, most recently serving as Vice President of Emerging Business and General Manager of the DiscoverEase® business unit, and from 1985 to 1992 advised clients in the healthcare industry while at Bain & Company, a strategy consulting firm. Ms. Perkins has served on the board of directors for the Biotechnology Industry Organization since 2012; the Bruker Corporation, a publicly traded manufacturer of analytic instruments, since 2017; Massachusetts General Hospital since 2017; the Massachusetts Biotechnology Council, a not-for-profit organization, since 2014; and Project Hope, a not-for-profit social services company, since 2013. Ms. Perkins received a B.S. in chemical engineering from Villanova University and an M.B.A. from Harvard Business School, or HBS. We believe Ms. Perkins’ qualifications to serve on our Board of Directors include her extensive experience as a senior business executive in the biopharmaceutical industry, including as our President and Chief Executive Officer, and her expertise in corporate strategy and business operations.
Brian Schwartz, M.D., age 61, has served as a member of our board of directors since September 7, 2021 and previously served as our consulting chief physician since April 2020. He previously served as chief medical officer at ArQule Inc., a publicly traded pharmaceutical company, from 2008 until it was acquired by Merck & Co. in late 2019. With over 25 years of drug development experience, including senior leadership roles at ArQule, Ziopharm Oncology, Inc., Bayer AG, and LeoLabs, Inc., Dr. Schwartz has contributed to several successful new drug applications (NDAs) and investigational new drug (IND) applications. Dr. Schwartz is a board member of Enlivex Therapeutics Ltd. and Cyclacel Pharmaceuticals, Inc., each a publicly traded biotechnology company, and an advisor in different capacities to numerous biotechnology companies. Dr. Schwartz also served on the board of directors for the publicly traded biotechnology company Mereo BioPharma Group plc from July 2020 to December 2022, as well as LifeSci Acquisition Corp., formerly a special purpose acquisition company, in 2020. He received his medical degree from the University of Pretoria, South Africa, completed a fellowship at the University of Toronto, Canada and practiced medicine prior to his career in the biopharmaceutical industry. We believe Dr. Schwartz’s qualifications to serve on our Board of Directors include his extensive experience in leadership positions in the biopharmaceutical industry and his experience developing and commercializing immuno-oncology biopharmaceutical products.
Norman C. Selby, age 70, has served as a member of our Board of Directors since March 2012. Mr. Selby has spent over 40 years in the healthcare industry in various consulting, managerial, investor, and board roles. Currently his primary focus is on Real Endpoints, LLC, a private healthcare information and analytics company he helped to found and where has been a board member since October 2010. He previously co-founded Paige.AI, an artificial intelligence company focused on computational pathology, where he was a board member from May 2017 to January 2020. Among earlier healthcare roles, Mr. Selby served as the Chief Executive Officer of TransForm Pharmaceuticals from 2001 until 2005 and served as Executive Chairman of Physicians Interactive Holdings from 2008 to 2013. Prior to TransForm Pharmaceuticals, Mr. Selby was an Executive Vice President at Citigroup/Citicorp from 1997 to 2000. Mr. Selby spent the bulk of his career, from 1978 to 1997, at

McKinsey & Company where he was Director (Senior Partner) in the firm’s New York office. He held several leadership roles at McKinsey, including head of the firm’s Global Pharmaceuticals and Medical Products Practice. From 1987 to 1989, Mr. Selby took a leave of absence from McKinsey to serve as Chief Operating Officer of the New York Blood Center, the largest community blood organization in the country, where he led its financial and operational turnaround. Mr. Selby previously served as a member of the board of directors of Escalier Biosciences and Oppilan Pharma, Ltd., each private biotechnology companies, each until January 2021, respectively. Mr. Selby also previously served as a director of Millenium Pharmaceuticals (MLNM) from 2000 to 2008, as well as several privately held healthcare companies. Mr. Selby serves on the Board of Trustees of the Central Park Conservancy and the Memorial Sloan Kettering Cancer Center, and is a member of the Council on Foreign Relations and the advisory board of HBS’s Healthcare Initiative. Mr. Selby holds a B.A. in architecture from Yale College and an M.B.A. with Distinction from HBS. We believe Mr. Selby’s qualifications to serve on our Board of Directors include his extensive experience as a senior business executive in the biopharmaceutical industry, and his expertise in corporate strategy, finance, and commercialization of biopharmaceutical products.
Audit Committee
Our board has empaneled an audit committee, the current members of which are Dr. Evnin (Chair) and Messrs. Beier and Selby. Our Board of Directors has determined that Dr. Evnin is an “Audit Committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K, and that each of these members is independent as such term is defined under the applicable rules of the Nasdaq Stock Market and as is contemplated by Rule 10A-3 under the Exchange Act.
Director Candidates: Criteria and Diversity
Our Board currently is comprised of eight directors and embodies the principles of diversified background and thought. As presently constituted, our board includes one woman and one person of color. While we do not have a formal policy with respect to diversity, the value of diversity on the Board of Directors is considered by the Nominating and Corporate Governance Committee, and director are not discriminated against on the basis of race, gender, religion, national origin, sexual orientation, disability or any other basis proscribed by law. Furthermore, the Nominating and Corporate Governance Committee intends to be mindful of diversity, with respect to gender, race and national origin, in connection with future nominations of directors not presently serving on the Board.
Board Diversity Matrix
(as of March 15, 2023)

Total Number of Directors: 8	Female	Male
Part I: Gender Identity
Directors	1	7
Part II: Demographic Background
Asian	0	1
White	1	6
Code of Conduct and Ethics
We have also adopted a written Code of Conduct and Ethics that applies to our directors, officers and employees, who we refer to as citizen-owners, including our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions. In addition to our having posted a copy of our code on our website, we intend to post on our website all disclosures that are required by law or the Nasdaq Stock Market listing standards concerning any amendments to, or waivers of, our code.

Item 11. Executive Compensation
The following discussion provides details of the compensation and other benefits paid by us to certain executive officers for services provided for the years ended December 31, 2022 and 2021 and to the members of our board of directors for services provided for the year ended December 31, 2022.

Summary Compensation Table for Named Executive Officers

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)

Current Named Executive Officers
Adelene Q. Perkins,
Chief Executive Officer (5)	2022	689,585	—	—	721,047	—	11,922	1,422,554
	2021	689,585	—	—	—	448,230	11,472	1,149,287
Lawrence Bloch, M.D., J.D.
President	2022	502,654	—	—	419,286	—	10,956	932,896
Robert Ilaria, Jr., M.D.
Chief Medical Officer	2022	456,875	185,000	—	109,480	—	11,922	763,277
	2021	143,846	150,000	—	878,520	55,577	9,590	1,237,533
1.The amount in this column represents the value of a one-time grant of restricted stock units, or RSUs, granted in 2022 where each RSU represents a contingent right to receive one share of our common stock. As of each grant date, it was deemed to be not probable that the pre-specified performance-based vesting conditions related to each award would be achieved. See the information in Note 3, "Stock-Based Compensation," to our consolidated financial statements, included in this Annual Report on Form 10-K for the year ended December 31, 2022, for assumptions made in determining these values. Assuming all performance conditions are achieved, the aggregate grant date value of the restricted stock units based on the closing price of our common stock on grant date as reported by NASDAQ for Ms. Perkins, Dr. Bloch and Dr. Ilaria are $829,584, $482,400 and $385,287, respectively, as computed in accordance with FASB ASC Topic 718. Each RSU award will vest in full upon the achievement of certain performance metrics prior to June 30, 2024, or earlier upon our termination without cause of the employment of the award recipient.
2.The amounts in this column reflect the aggregate grant date fair value of option awards as computed in accordance with FASB ASC Topic 718 and granted during the applicable fiscal year. See the information in Note 3, "Stock-Based Compensation," to our consolidated financial statements, included as part of this Annual Report on Form 10-K for the year ended December 31, 2022, for assumptions made in determining these values.
3.For 2022, the amounts in this column reflect amounts paid to Ms. Perkins under the contingent cash compensation program described under the section entitled “Narrative Disclosure to Summary Compensation Table” in this Annual Report on Form 10-K for the year ended December 31, 2022. For 2021, the amounts in this column reflect amounts paid to each of our named executive officers under the contingent cash compensation program in “Compensation Discussion and Analysis” in the DEF-14A annual proxy filed April 25, 2022.
4.Amounts in this column represent the sum of (i) any life insurance premiums paid on behalf of the officer and (ii) the amount contributed to the officer’s 401(k) account as a matching contribution.
5.Ms. Perkins received the amounts listed above for service as our Chief Executive Officer for 2022 and 2021 and received no compensation for service as a director for all years reported.

Outstanding Equity Awards at Fiscal Year-End Table

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)(5)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)(6)

	Stock Options				Restricted Stock
Adelene Q. Perkins	153,835	—	36.85	1/4/2023	768,133	426,314
	85,500	—	12.91	1/10/2024	—	—
	250,000	—	15.74	1/14/2025	—	—
	185,000	—	6.71	1/6/2026	—	—
	1,000,000	—	1.46	1/6/2027	—	—
	180,000	—	2.23	1/2/2028	—	—
	500,000	—	1.99	1/8/2028	—	—
	243,000	—	1.24	1/4/2029	—	—
	242,000	—	1.24	1/4/2029	—	—
	454,688	151,562(1)	1.25	1/10/2030	—	—
	252,604	232,396(2)	2.14	12/22/2030	—	—
	144,025	432,075(3)	1.53	1/11/2032	—	—
	Stock Options				Restricted Stock
Lawrence Bloch, M.D., J.D.	32,800	—	36.85	1/4/2023	446,667	247,900
	32,200	—	12.91	1/10/2024	—	—
	125,000	—	15.74	1/14/2025	—	—
	70,000	—	6.71	1/6/2026	—	—
	500,000	—	1.46	1/6/2027	—	—
	250,000	—	1.74	5/27/2027	—	—
	100,000	—	2.23	1/2/2028	—	—
	335,000	—	1.24	1/4/2029	—	—
	100,000	—	1.24	6/13/2029	—	—
	314,063	104,687(1)	1.25	1/10/2030	—	—
	174,479	160,521(2)	2.14	12/22/2030	—	—
	83,750	251,250(3)	1.53	1/11/2032	—	—
	Stock Options				Restricted Stock
Robert Ilaria, Jr., M.D.	93,750	206,250(4)	3.59	9/1/2031	356,747	197,995
	21,868	65,604(3)	1.53	1/11/2032	—	—

1.Vests in equal monthly installments on the last day of each month through January 31, 2024.
2.Vests in equal monthly installments on the last day of each month through December 31, 2024.
3.Vests in equal monthly installments on the last day of each month through January 31, 2026.
4.Vested as to one quarter of the shares on September 1, 2022 and thereafter vests as to the remaining shares in equal monthly installments through September 1, 2025.
5.Totals in this column represent the unvested portion of a performance-based restricted stock award granted on August 11, 2022, which vests upon the achievement of certain performance metrics, as determined by our Compensation Committee, prior to June 30, 2024, or earlier upon our termination without cause of the employment of the award recipient.
6.Market value is based on the closing price of $0.555 per share of our common stock on December 30, 2022 (the last day of trading in 2022) as reported on the NASDAQ Global Select Market.

Narrative Disclosures to Executive Summary Compensation Table and Outstanding Equity At Fiscal Year-End Table
We review compensation for our executive officers annually. The material terms of the elements of our executive compensation program for 2022 are described below.
The objectives of our compensation program are to attract, retain and motivate high caliber clinical, scientific and business professionals to develop and execute our business plan and achieve our mission; ensure that compensation aligns our citizen-owners with our corporate strategy and business objectives; promote the achievement of important and measurable scientific, business, organizational and operational goals by linking annual cash bonus and long-term equity incentives to the achievement of these goals; and, to align incentives with the creation of stockholder value.
The key elements of our compensation program discussed in further detail below include an annual base salary, annual performance-based cash bonus awards, and equity awards, typically in the form of stock options or restricted stock units. Additionally, we offer an employee stock purchase plan, a severance benefits plan and employee benefits, such as health and life insurance, and a 401(k) retirement savings plan with partial matching of employee contributions in the form of cash.
Our Compensation Committee is responsible for reviewing and approving the compensation of our executive officers. In determining the compensation of our executive officers, our Compensation Committee considers the Company’s performance against annual goals approved by the Board of Directors, the individual performance of our executive officers, the alignment of executive compensation with our compensation objectives described above, compensation for comparable positions at other companies in our industry that compete with us for talent. Additionally, the allocation of compensation between long-term and short-term compensation, between cash and non-cash compensation, or among the different forms of non-cash compensation is determined by the Compensation Committee after reviewing relevant information of other companies with whom we compete for talent and other relevant data, including industry compensation survey data, as well as what it believes to be the appropriately competitive level and mix of the various compensation components.
Near the end of each year, our executive leadership team conducts a qualitative and quantitative assessment of our overall Company performance against goals and recommends a Company performance rating to our Compensation Committee for consideration within a range between 0.7x of target bonus opportunity where the overall Company performance rating was “Met Some Goals” and 1.5x of target bonus opportunity where the overall Company performance rating was “Exceeded All Goals”. There is no guaranteed minimum bonus for named executive officers where the weighted-average assessment of overall Company performance is determined to be less than a rating of “Met Some Goals.” The Compensation Committee makes the final determination to what level of performance was achieved as measured against the Company goals. The Compensation Committee may review, and historically has reviewed, its assessment with our Board of Directors, although the Compensation Committee is not required to do so.
As part of our annual individual performance evaluation process for Ms. Perkins, the Chair of the Compensation Committee solicits and organizes feedback from our Board of Directors and our human resources function solicits and organizes feedback from Company management. The Chair of the Compensation Committee meets with her to summarize her annual performance assessment and to provide development feedback. Additionally, Ms. Perkins prepares written performance reviews of her direct reports, including Drs. Ilaria and Bloch, and discusses these reviews with the Compensation Committee.
Base Salary
Each of our named executive officers receives a base salary that is intended to provide a fair and competitive base level of compensation for day-to-day performance. Base salaries are originally established at the time such executive is hired in consideration of the intended responsibilities of the executive officer, their individual experience and skills, internal equity, external peer company data, and negotiations during the recruiting process. The base salaries of our executive officers are reviewed annually and may be adjusted to reflect market conditions and their performance during the prior year as well as our financial position, or if there is a change in the scope of the officer’s responsibilities or a promotion to a more senior level. We do not provide for any formulaic or guaranteed increases for any of our executive officers.
For the fiscal year ended December 31, 2022, the annual base salary for Ms. Perkins was $698,585, the annual base salary for Dr. Bloch was $502,654, and the annual base salary for Dr. Ilaria was $456,875.
Annual Contingent Cash Bonus
Under our contingent cash compensation program, the Compensation Committee establishes a pool of cash available for potential award, as a percentage of aggregate base salary for all citizen-owners at specified levels of seniority, based on the Compensation Committee’s assessment of overall Company performance. Our Compensation Committee establishes annual contingent cash bonus targets for each of our named executive officers. For the fiscal year ended December 31, 2022, annual target contingent cash bonus opportunities as a percent of base salary for Ms. Perkins, Dr. Bloch and Dr. Ilaria were 65%, 50%, and 40%, respectively.
Decisions by the Compensation Committee regarding individual annual cash bonuses are driven by an assessment of Company and individual performance against predetermined goals related to the development of eganelisib and corporate development. Ms. Perkins’ annual cash bonus is entirely based on Company performance relative to goals. In the case of Drs. Bloch and Ilaria, contingent cash bonus is a factor of both Company and individual performance. Dr. Bloch’s performance assessment is based 90% on Company performance and 10% on individual performance. Dr. Ilaria’s performance assessment is based 80% on Company performance and 20% on individual performance.
Following a review of 2022 Company performance, our Compensation Committee determined that the overall Company performance rating was less than “Met Some Goals” and determined not to make annual cash bonus payments to any of our named executive officers. Payments under the contingent cash compensation program for 2021 are shown in the Summary Compensation Table under the caption “Non-Equity Incentive Plan Compensation.”
Equity Incentive Awards
Our equity award program is the primary vehicle for offering long-term incentives to our named executive officers. We believe that equity grants are fundamental to providing our named executive officers with a strong link to our long-term performance and aligning the interests of our named executive officers with that of our non-employee stockholders by allowing named executive officers to participate in our long-term success as reflected in stock price appreciation. In addition, the vesting feature of our equity grants is intended to further our goal of retention because it provides an incentive for our named executive officers, to remain in our employ during the vesting period. All equity-based awards made to our named executive officers are approved by the Compensation Committee.
Our equity awards have generally taken the form of stock options or, less frequently, performance-based or time-based restricted stock units. Stock options are typically granted to new executive officers upon their hire and typically vest as to one-quarter of the shares on the first anniversary of the date of hire, and in equal monthly installments over the following three years. All stock options granted under our equity incentive plans have a maximum term of ten years and substantially all awards have vesting rights that terminate upon termination of service to us and exercise rights that cease shortly after termination of service to us. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares underlying such option, including no voting rights and no right to receive dividends or dividend equivalents. The exercise price per share for each stock option granted by us is equal to the closing price of a share of our common stock on the date of grant. In the event of a change of control of the Company, under the terms of the equity awards made under our 2010 Stock Inventive Plan and 2019 Equity Incentive Plan (the “2019 Plan”), vesting fully accelerates in the case of restricted stock units.
We do not seek to coordinate the timing of equity grants to our named executive officers with our release of material non-public information, and our named executive officers are prohibited from pledging or engaging in short sales or derivative transactions of our securities. We have not adopted stock ownership guidelines for our named executive officers; however, we encourage our named executive officers to maintain an equity position in the Company.
Our named executive officers are eligible to receive stock option grants in connection with the annual performance review process. For stock option grants made in January 2022, the Compensation Committee determined target award sizes and vesting schedules that were informed by an assessment of executive compensation by the Compensation Committee’s consultant Radford, an Aon Hewitt company, which we refer to as Radford. The Compensation Committee additionally considered 2021 overall Company performance assessment and 2021 individual performance assessment for each named executive officer to determine actual sizes of grants made in January 2022.
On January 11, 2022, we granted Ms. Perkins, Dr. Bloch and Dr. Ilaria options to purchase 576,100, 335,000, and 87,472 shares, respectively, under our 2019 Plan. Each of these options is exercisable at a price per share of $1.53 and vests as to 1/48th of the shares on January 31, 2022 and as to 1/48th of the shares at the end of each calendar month thereafter, in each case subject to continued services provided by the award recipient through the vesting date.
On August 11, 2022, we granted Ms. Perkins, Dr. Bloch and Dr. Ilaria restricted stock units of 768,133, 446,667, and 356,747, respectively, under our 2019 Plan. Each of these restricted stock unit awards vests in full upon the achievement of certain performance metrics prior to June 30, 2024, or earlier upon our termination without cause of the employment of the award recipient. If the Merger is successfully consummated, the performance condition will be satisfied and Ms. Perkins’ and Dr. Ilaria’s RSUs will vest in full. Dr. Bloch’s RSUs will vest in full in connection with his termination from the Company on March 31, 2023, subject to the terms and conditions of the Executive Severance Plan applicable to receiving severance and benefits under the Executive Severance Plan.

Executive Retention Agreements
On February 22, 2023, the Company entered into a Retention and Severance Protection Agreement with each of Ms. Perkins, which we refer to as the Perkins Agreement, and Dr. Ilaria, which we refer to as the Ilaria Agreement (the Perkins Agreement and Ilaria Agreement together referred to as the Executive Retention Agreements). The Executive Retention Agreement will be subject to, and contingent and effective upon, the closing of the Merger. Pursuant to their respective Executive Retention Agreement, they each agree to remain in the employ of the Company through the closing date of the Merger. In addition, they each remain subject to our Executive Severance Benefits Plan, or the Severance Plan (as described further below); provided that the Executive Retention Agreements replace clause (i) of the Severance Plan’s definition of “Cause” as applied to each by “a good faith finding by the Board of Directors of the Company or its public parent corporation of a knowing and willful failure by the employee to perform the employee’s material duties for the Company in a manner reasonably acceptable to the Company, which failure continues for a period of more than 30 days after notice thereof has been provided to the employee in writing by the Company, setting forth in reasonable detail the nature of such failure” and provides that any severance payment under the Severance Plan will be made as a lump sum rather than in installments.
Pursuant to the Perkins Agreement, upon, and in connection with, the closing of the Merger, Ms. Perkins’ employment with the Company will terminate without Cause and she will join the MEI Board of Directors. Additionally, as an incentive for Ms. Perkins to remain employed, Ms. Perkins will be eligible to receive a retention bonus, or the Perkins Retention Bonus, in the amount of $250,000, payable in the payroll that follows the closing date of the Merger. If Ms. Perkins’ employment with the Company terminates for any reason prior to the closing date of the Merger, no portion of the Perkins Retention Bonus will be paid to Ms. Perkins.
Pursuant to the Ilaria Agreement, as an incentive for Dr. Ilaria to remain employed through the closing and through December 31, 2023, Dr. Ilaria will be eligible to receive a retention bonus, or the Ilaria Retention Bonus, in the amount of $250,000, payable 50% in the payroll following June 30, 2023, with the remainder payable on or shortly after December 31, 2023. If Dr. Ilaria’s employment ends because he is terminated other than for either Cause or disability before June 30, 2023, he will receive the first 50% in the same payroll in which he receives his severance benefits under the Severance Plan, and the remaining portion of the Ilaria Retention Bonus will be forfeited. If his employment ends because he is terminated other than for either Cause or disability on or after June 30, 2023 and provided that the closing of the Merger has occurred prior to such termination, he will receive the remaining 50% of the Ilaria Retention Bonus (and the initial 50% if not yet paid) in the same payroll in which he receives his severance benefits.
If Mr. Ilaria resigns from employment with the Company or MEI (including for Good Reason as defined in the Severance Plan) or if we or MEI terminates his employment for Cause (as defined in the Ilaria Agreement) or due to disability, no portion of the Ilaria Retention Bonus will be paid to Dr. Ilaria.
Severance Benefits
Our amended Severance Plan provides eligible full-time executives who are duly elected by our Board of Directors as “executive officers” of the Company within the meaning of Rule 3b-7 under the Securities Exchange Act of 1934, as amended, with certain severance benefits upon a termination without cause or a resignation for good reason including in each case within one year following a change in control, which we refer to as a covered termination. The Severance Plan supersedes the provisions of any separation plans, separation policies or agreements between any Severance Plan participant and the Company that provide for severance benefits, including the offer letter of Ms. Perkins, except to the extent expressly stated in such plans, policies or agreements. Pursuant to the Severance Plan, each executive who is subject to a covered termination is entitled to:
•continuation of such executive’s monthly base salary for the twelve-month period following termination;
•payment by us of a portion of the cost of COBRA continuation of benefits coverage for the executive and his or her applicable dependents for the twelve-month period following such termination or until the executive commences new employment and is eligible for new plan coverage, if sooner, subject to certain conditions set forth in the Severance Plan;
•reasonable outplacement benefits for up to six months at the discretion of the Severance Plan’s administrator or until the executive commences new employment, if sooner;
•any unpaid annual bonus in respect to any completed bonus period which has ended prior to the date of the executive’s termination and which our Board of Directors deems granted to the executive in its discretion pursuant to our contingent cash compensation program;
•at the sole discretion of the Severance Plan’s administrator, the prorated amount of any minimum bonus award approved by the Compensation Committee for the year in which the covered termination occurs; and

•immediate vesting of the portion of any outstanding equity awards of the executive which would have vested within the one year-period following such covered termination.
To receive any such benefits under the Severance Plan, or Severance Benefits, the executive officer must comply with provisions of any applicable non-competition or non-solicitation agreement to which he or she is a party and must observe any other obligations he or she has to us. The executive officer must also execute and deliver a suitable waiver and release under which the executive releases and discharges us of any and all claims arising out of his or her employment relationship with us. Severance benefits are to be paid in accordance with the terms of the Severance Plan and our regular pay practices in effect from time to time.
We believe that providing these benefits enhances our ability to attract and retain executive talent and aligns with stockholder interests. We believe that our severance benefits are generally in line with severance packages offered to executives by comparable companies.
We have structured severance benefits to apply following a change in control such that benefits are paid upon the occurrence of both a change in control and the termination of the executive during the 12-month period following the change in control. We believe this structure provides the executive with appropriate incentives to cooperate in negotiating any change in control in which they believe they may lose their job.
Our Severance Plan does not provide any “gross-up” for the amount of excise tax liability, if any, under Section 4999 of the Internal Revenue Code of 1986, as amended, or the Code, related to the “golden parachute payment” provisions under Section 280G of the Code.
In addition to the Perkins Retention Bonus, Ms. Perkins will be eligible to receive Severance Benefits when the Company terminates Ms. Perkins’s employment without Cause in connection with the closing of the Merger or if the Company terminates her employment before the closing date of the Merger for any reason other than for either Cause or disability. The Severance Benefits are subject to the release requirements in the Severance Plan, provided that the Severance Benefits shall be made in a single lump sum rather than in the installments specified in the Severance Plan. Ms. Perkins will also receive any other benefits under the Severance Plan (including outplacement and benefits continuation) in accordance with the terms of the Severance Plan, with the definition of Cause as modified in the Perkins Agreement.
In addition to the Ilaria Retention Bonus, Dr. Ilaria will remain eligible to receive Severance Benefits if we terminate his employment for any reason other than for either Cause or disability or he resigns for Good Reason, in each case no later than one (1) year following the closing date of the Merger or such longer period as the Severance Plan applies to Dr. Ilaria. If, after the closing date of the Merger, we or MEI adopts a plan providing Severance Benefits that are more generous than those now in effect, Dr. Ilaria will be eligible for the additional benefits in accordance with their terms. The Severance Benefits and any payments of the Ilaria Retention Bonus that are paid in connection with Dr. Ilaria’s termination of employment are subject to the release requirements in the Severance Plan, provided that the total payments shall be made in a single lump sum rather than in the installments specified in the Severance Plan. Dr. Ilaria will also receive any other benefits under the Severance Plan (including outplacement and benefits continuation) in accordance with the terms of the Severance Plan, with the definition of Cause as modified in the Ilaria Agreement.
Employee Stock Purchase Plan
Our employee stock purchase plan permits citizen-owners, including our named executive officers, to purchase shares of our common stock at a discount and consists of consecutive, overlapping 24-month offering periods, each consisting of four six-month purchase periods. On the first day of each offering period, each citizen-owner who is enrolled in the employee stock purchase plan will automatically receive an option to purchase shares of our common stock in accordance with the terms of the plan. The purchase price of each of the shares purchased in a given purchase period will be 85% of the closing price of a share of our common stock on the first day of the offering period or the last day of the purchase period, whichever is lower.
Benefits and Other Compensation
We provide a broad-based benefits program for all of our citizen-owners, including health, dental and vision insurance, life and disability insurance, group insurance discounts, first-time homebuyer’s assistance, educational assistance, paid vacation time, paid sabbatical leave following each five-year period of service, subsidized parking, and a 401(k) savings plan. Our named executive officers are eligible to participate in all of our benefit plans, in each case on the same basis as other citizen-owners. Under the Company-matching feature under our 401(k) savings plan, we match in cash 100% of each citizen-owner’s contributions, up to a maximum of 6% of such citizen-owner’s base salary and subject to applicable IRS limitations.

In particular circumstances, we sometimes award cash signing bonuses when executive officers first join us. Such cash signing bonuses typically are subject to repayment in full or on a pro-rated basis if the executive officer voluntarily terminates employment with us during a prescribed period of time following their date of hire. Whether a signing bonus is paid and the amount of the bonus is determined on a case-by-case basis under the hiring circumstances specific to each candidate. For instance, we may consider paying signing bonuses to compensate for amounts forfeited by an executive candidate upon terminating prior employment or to create additional incentive for an executive to join us in a position where there is high market demand.
Given our objective of attracting the highest caliber talent, we may recruit talented individuals from outside of the Boston area to fill open positions. We generally provide reasonable relocation assistance to those individuals.

Director Compensation
None of our employee directors receive compensation for his or her service as a director. The following table details the total compensation earned by our non-employee directors during our 2022 fiscal year.
Director Summary Compensation Table

Name	Fees Earned or Paid in Cash ($)(1)	Option Awards ($)(2)	Total ($)
Samuel Agresta, M.D., M.P.H.(3)	49,500	23,576	73,076
David Beier, J.D. (4)	62,000	23,576	85,576
Anthony B. Evnin, Ph.D.(5)	69,500	23,576	93,076
Richard Gaynor, M.D.(6)	59,500	23,576	83,076
Sujay R. Kango(7)	60,012	78,192	138,204
Brian Schwartz, M.D.(8)	49,500	23,576	73,076
Norman C. Selby(9)	97,000	28,815	125,815

1.Pursuant to a board compensation program in which directors have the option to settle all or a portion of their cash retainer for annual board service in shares of the Company’s common stock, Drs. Evnin and Schwartz elected to receive shares of common stock in lieu of cash, which shares had a grant-date fair value of $31,500 and $21,000, respectively, as computed in accordance with FASB ASC Topic 718 and were issued on June 16, 2022. In addition to his 2022 cash retainer for annual board service, Mr. Kango also received a prorated portion of the 2021 cash retainer for board services rendered in 2021 and 2022 totaling $10,512.10 and paid in 2022.
2.The amounts in this column reflect the aggregate grant date fair value of option awards made to such individual, as computed in accordance with FASB ASB Topic 718.
3.On June 16, 2022, Dr. Agresta was granted an option award that had a grant-date fair value of $23,576. As of December 31, 2022, Dr. Agresta held options to purchase 165,000 shares of our common stock.
4.On June 16, 2022, Mr. Beier was granted an option award that had a grant-date fair value of $23,576. As of December 31, 2022, Mr. Beier held options to purchase 175,000 shares of our common stock.
5.On June 16, 2022, Dr. Evnin was granted an option award that had a grant-date fair value of $23,576. As of December 31, 2022, Dr. Evnin held options to purchase 283,500 shares of our common stock.
6.On June 16, 2022, Dr. Gaynor was granted an option award that had a grant-date fair value of $23,576. As of December 31, 2022, Dr. Gaynor held options to purchase 135,000 shares of our common stock.
7.Upon joining our board, Mr. Kango was granted an option award on March 30, 2022 that had a grant-date fair value of $78,192. As of December 31, 2022, Mr. Kango held options to purchase 90,000 shares of our common stock.
8.On June 16, 2022 Dr. Schwartz was granted an option award that had a grant-date fair value of $23,576. As of December 31, 2022, Dr. Schwartz held options to purchase 221,250 shares of our common stock.
9.On June 10, 2021, Mr. Selby was granted an option award that had a grant-date fair value of $28,815. As of December 31, 2022, Mr. Selby held options to purchase 387,000 shares of our common stock.

The following is a description of the cash compensation of our non-employee directors as of December 31, 2022:
•a $42,000 annual retainer for service as a non-executive chair of our Board of Directors;
•a $42,000 annual retainer for service as a director;
•a $30,000 annual retainer for service as lead independent director;

•a $20,000 annual retainer for service as chair of the Audit Committee;
•a $15,000 annual retainer for service as chair of the Compensation Committee;
•a $10,000 annual retainer for service as chair of the Nominating and Corporate Governance Committee;
•a $10,000 annual retainer for service as chair of the Research and Development Committee;
•a $10,000 annual retainer for service as a non-chairing member of the Audit Committee;
•a $7,500 annual retainer for service as a non-chairing member of a committee of the board other than the Audit Committee.
Directors may elect to receive some or all of their annual cash retainer for service on our board, but not for committee service, in shares of common stock of our Company.
Each non-employee director is also reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors or any committee of the Board of Directors.
In addition to the cash compensation discussed above, each non-employee director automatically receives nonstatutory stock options under our 2019 Equity Incentive Plan. In the first quarter of 2022, the Compensation Committee engaged Radford to conduct an assessment of overall Board compensation, including a review of the appropriate mix of cash and equity compensation to determine market alignment. In March 2022, after taking into consideration the recommendations of Radford, the Compensation Committee approved the changes to equity compensation for our Board of Directors, as follows:
•upon commencement of service on the board, each new non-employee director receives a nonstatutory stock option to purchase 90,000 shares of our common stock; and
•on the date of each annual meeting of stockholders, each then-continuing non-employee director receives a nonstatutory stock option to purchase 45,000 shares of our common stock, provided that such director was serving as a director of the Company on the last day of the immediately preceding calendar year.
In addition to the awards listed above, each non-employee director who serves in the following positions receives a nonstatutory stock option to purchase shares of our common stock in the amount indicated below upon the date of commencement of service in such position and upon the date of each annual stockholder meeting thereafter:

Position	Stock Option Grant
Non-Executive Chair of the Board of Directors	12,000 shares
Lead Independent Director	10,000 shares

Each of these stock options has an exercise price per share equal to the closing price on the date of grant, which the Board of Directors determined to be the fair market value per share of our common stock on the grant date and has a ten-year term, subject to earlier termination following cessation of board service by the holder of the option. Grants made to board members vest in equal quarterly installments beginning at the end of the first calendar quarter after the grant date, provided that the board member continues to serve as director and in the position for which the grant was made. Grants made in connection with the commencement of services vest over a period of two years (one-eighth each quarter), while grants made in connection with the annual meeting of stockholders vest over a period of one year (one-fourth each quarter). These options immediately vest in full upon certain changes in control or ownership or upon death or disability of the option holder while serving as a director.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Stock Ownership of Certain Beneficial Owners and Management
The following table contains information regarding the beneficial ownership of our common stock as of March 15, 2023 by:
•stockholders we know to beneficially own more than 5% of our outstanding common stock;
•each of our current directors named in this Form 10-K;
•each of our executive officers named in the Summary Compensation Table included in this Form 10-K; and
•all of our current directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Number of Shares of Common Stock Owned	+	Common Stock Underlying Options, Warrants and Other Rights Acquirable Within 60 Days(2)	=	Total Beneficial Ownership (#)	Percentage of Common Stock Beneficially Owned (%)(3)
5% Stockholders
Biotechnology Value Fund, L.P.(4)	6,353,645		—		6,353,645	7.11%
The Vanguard Group(5)	5,313,679		—		5,313,679	5.94%
Directors
Adelene Q. Perkins(6)	833,801		3,675,762		4,509,563	4.84%
Samuel Agresta, M.D., M.P.H.	10,593		165,000		175,593	*
David Beier, J.D.	8,775		175,000		183,775	*
Anthony B. Evnin, Ph.D.	215,403		283,500		498,903	*
Richard Gaynor, M.D.	—		135,000		135,000	*
Sujay R. Kango	—		56,250		56,250	*
Brian Schwartz, M.D.	30,919		213,750		244,669	*
Norman C. Selby	15,000		387,000		402,000	*
Other Named Executive Officers
Lawrence Bloch, M.D., J.D.(7)	772,223		2,175,221		2,947,444	3.22%
Robert Ilaria, Jr., M.D.	—		154,157		154,157	*
All directors and executive officers as a group (12 persons)	2,048,291		8,775,979		10,824,270	11.02%

* Represents holdings of less than 1%.

1.Unless otherwise indicated, the address for each person is to the care of Infinity Pharmaceuticals, Inc., 1100 Massachusetts Avenue, Floor 4, Cambridge, Massachusetts 02138.
2.The number of shares of our common stock owned by each person is determined under the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire on or before May 14, 2023, through the exercise of any stock option, warrant or other right. In connection with the Merger, and as previously announced, the Company intends to terminate Dr. Bloch effective as of March 31, 2023. Upon consummation of Dr. Bloch’s termination, and contingent upon Dr. Bloch’s entry into a binding severance and release agreement with the Company: (a) the 446,667 RSUs granted to Dr. Bloch on August 11, 2022 will vest in their entirety; (b) 223,334 additional stock options will vest under the accelerated vesting provisions of the Executive Severance Benefits Plan; and therefore (c) Dr. Bloch’s beneficial ownership will increase from 3.22% to 3.92%.
3.Percentage of beneficial ownership is based on 89,422,138 shares of our common stock outstanding as of March 15, 2023. In addition, shares of common stock subject to options or other rights currently exercisable, or exercisable on or before May 14, 2023, are deemed outstanding and beneficially owned for the purpose of computing the percentage beneficially owned by (i) the individual holding such options, warrants or other rights (but not any other individual) and (ii) the directors and executive officers as a group.
4.BVF Partners L.P. ("Partners"), BVF Inc., and Mark N. Lampert, as director and officer of BVF Inc., claim beneficial ownership, shared voting and shared dispositive power of 6,353,645 shares, of which: Biotechnology Value Fund, L.P. ("BVF"), claims beneficial ownership, shared voting and shared dispositive power of 3,430,822 shares, and BVF I GP LLC (“BVF GP”), as the general partner of BVF, may be deemed to beneficially own the 3,430,822 shares beneficially owned by BVF; Biotechnology Value Fund II, L.P. ("BVF2"), claims beneficial ownership, shared voting and shared dispositive power of 2,436,635 shares, and BVF II GP LLC (“BVF2 GP”), as the general partner of BVF2, may be deemed to beneficially own the 2,436,635 shares beneficially owned by BVF2; Biotechnology Value Trading Fund OS LP ("Trading Fund OS") and BVF Partners OS Ltd.("Partners OS") each claim beneficial ownership, shared voting and shared dispositive power of 373,298 shares; BVF GP Holdings LLC (“BVF GPH”), as the sole member of each of BVF GP and BVF2 GP, may be deemed to beneficially own the 5,867,457 shares beneficially owned in the aggregate by BVF and BVF2. Partners, as the investment manager of BVF, BVF2 and Trading Fund OS, and the sole member of Partners OS, may be deemed to beneficially own the 6,353,645 shares beneficially owned in the aggregate by BVF, BVF2, Trading Fund OS, and a certain Partners managed account (the “Partners Managed Account”), including 112,890 shares held in the Partners Managed Account. The address of the principal business office of Partners, BVF Inc., Mr. Lampert, BVF, BVF GP, BVF2, BVF2 GP, and BVF GPH is 44 Montgomery St., 40th Floor, San Francisco, California 94104. The address of the principal business office of Trading Fund OS and Partners OS is PO Box 309 Ugland House, Grand Cayman, KY1-1104, Cayman Islands. For information regarding Partners, BVF Inc., Mr. Lampert, BVF, BVF2, Trading Fund OS, and Partners OS, and Partners Managed Account, we have relied on the Schedule 13G filed jointly by Partners, BVF Inc., Mr. Lampert, BVF, BVF2, Trading Fund OS, and Partners OS on February 14, 2022.
5.The Vanguard Group (“Vanguard”) claims beneficial ownership of 5,313,679 shares, of which it claims shared voting power of 0 shares, sole dispositive power of 5,281,550 shares, and shared dispositive power of 32,129 shares. The address of the principal business of Vanguard is 100 Vanguard Blvd., Malvern, PA 19355. For information regarding Vanguard, we have relied on the Schedule 13G/A filed by Vanguard on February 9, 2023.

6.Includes approximately 16,447 shares of common stock held in Ms. Perkins’ 401(k) Plan account.
7.Includes approximately 13,833 shares of common stock held in Dr. Bloch’s 401(k) Plan account.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Determination of Independence
Rule 5605 of the Nasdaq Marketplace Rules requires a majority of a listed company’s Board of Directors to be independent directors within one year of listing. In addition, the Nasdaq Marketplace Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and corporate governance and nominating committees be independent and that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, or the Exchange Act. Under Rule 5605(a)(2), a director will only qualify as an “independent director” if, in the opinion of our Board of Directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the Board of Directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries; or (2) be an affiliated person of the listed company or any of its subsidiaries. In addition, in affirmatively determining the independence of any director who will serve on a company’s compensation committee, Rule 10C-1 under the Exchange Act requires that a company’s Board of Directors consider all factors specifically relevant to determining whether a director has a relationship to such company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: (i) the source of compensation of the director, including any consulting, advisory or other compensatory fee paid by such company to the director; and (ii) whether the director is affiliated with the company or any of its subsidiaries or affiliates.
Based on information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board of Directors determined that none of Messrs. Beier, Kango, or Selby or Drs. Evnin or Gaynor has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is or would be an “independent director” as defined under Rule 5605(a)(2) of the Nasdaq Marketplace Rules. Our board similarly determined that (i) Messrs. Beier and Selby and Dr. Evnin, who comprise our Audit Committee each satisfy the independence standards for the Audit Committee established by the SEC, including Rule 10C-1, and the Nasdaq Marketplace Rules; (ii) Messrs. Gaynor, Kango, and Selby, who comprise the Compensation Committee, each satisfy the independence standards for the Compensation Committee established by the SEC, including Rule 10A-3, and the Nasdaq Marketplace Rules; and (iii) Mr. Beier and Dr. Evnin, who comprise our Nominating and Corporate Governance Committee, each satisfy the independence standards for the Nominating and Corporate Governance Committee established by the SEC and the Nasdaq Marketplace Rules. In making such determinations, our Board of Directors considered the relationships that each such non-employee director has with Infinity and all other facts and circumstances our Board of Directors deemed relevant in determining independence.
Transactions with Related Persons
There are no transactions with related persons, as defined in item 404 of Regulation S-K, to report for the fiscal year ended December 31, 2022.
Item 14. Principal Accounting Fees and Services
The following table summarizes the fees of Ernst & Young LLP billed to us for each of the last two fiscal years:

	Fiscal Year ended December 31,
Fee Category	2022	2021
Audit Fees(1)	$533,981	$600,880
Audit-Related Fees(2)	—	—
All Other Fees(3)	1,875	2,905
Tax Fees(4)	169,106	35,020
Total Fees	$704,962	$638,805

1.Consists of fees for professional services provided in connection with the audit of our financial statements and the effectiveness of our internal control over financial reporting, the review of the interim financial statements included in our quarterly reports on Form 10-Q, preparation of comfort letters and registration statements, accounting and consultation on matters addressed during the audit or interim reviews, and other professional services provided.

2.Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees.”
3.Other fees consist of fees for a subscription to an online database managed by Ernst & Young LLP.
4.Tax fees consist of fees for tax compliance, tax advice and tax planning services. These services primarily relate to preparation of state and federal tax returns and analysis related to section 382 of the Internal Revenue Code of 1986, as amended.
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

(a)(3) Exhibits

		Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing Date	Exhibit Number	Filed with this 10-K
2.1†	Agreement and Plan of Merger, dated February 22, 2023, by and among the Registrant, MEI Pharma, Inc., and Meadow Merger Sub, Inc.	8-K	2/23/2023	2.1
3.1	Restated Certificate of Incorporation of the Registrant, as amended.	10-Q	7/30/2020	3.1
3.2	Amended and Restated Bylaws of the Registrant, as amended.				X
4.1	Form of Common Stock Certificate.	10-K	3/14/2008	4.1
4.2	Description of Securities Registered Under Section 12 of the Exchange Act	10-K	3/16/2021	4.2
Collaboration Agreements
10.1†	Amended and Restated Development and License Agreement, dated as of December 24, 2012, by and between the Registrant and Intellikine, LLC.				X
10.2	Amendment to Amended and Restated Development and License Agreement, dated as of July 29, 2014, by and between Registrant and Intellikine LLC.	10-Q	11/10/2014	10.1
10.3	Amendment No. 2 to Amended and Restated Development and License Agreement, dated as of September 27, 2016, by and between Registrant and Intellikine LLC.	10-Q	11/9/2016	10.1
10.4	Amendment No. 3 to Amended and Restated Development and License Agreement, dated as of July 26, 2017, by and between the Registrant and Intellikine LLC.	10-Q	11/7/2017	10.1
10.5	Amendment No. 4 to Amended and Restated Development and License Agreement, dated as of March 4, 2019, by and between the Registrant and Intellikine LLC.	10-Q	5/7/2019	10.1
10.6	Convertible Promissory Note, dated as of July 26, 2017, by and between Registrant and Intellikine LLC.	10-Q	11/7/2017	10.2
10.7†	Amended and Restated License Agreement, dated as of November 1, 2016, by and between the Registrant and Verastem, Inc.	10-K	3/14/2017	10.4
10.8	Termination and Revised Relationship Agreement, dated as of July 17, 2012, between the Registrant and Mundipharma International Corporation Limited.	8-K	7/19/2012	10.2
10.9	Termination and Revised Relationship Agreement, dated as of July 17, 2012, between the Registrant and Purdue Pharmaceutical Products L.P.	8-K	7/19/2012	10.3
Financing Agreements
10.11	Purchase and Sale Agreement, dated as of March 5, 2019, between the Registrant and HealthCare Royalty Partners III, L.P.	10-Q	5/7/2019	10.2
10.12	Protective Rights Agreement, dated as of March 11, 2019, between the Registrant and HCR Collateral Managements, LLC.	10-Q	5/7/2019	10.3
10.13	Capital on Demand™ Sales Agreement, dated June 28, 2019, by and between Infinity Pharmaceuticals, Inc. and JonesTrading Institutional Services LLC.	8-K	6/28/2019	1.1
10.14	Amended and Restated Capital on Demand™ Sales Agreement, dated July 29, 2019, by and among Infinity Pharmaceuticals, Inc. and JonesTrading Institutional Services LLC and B. Riley FBR, Inc.	8-K	7/30/2019	1.1
10.15	Amendment 1 to Amended and Restated Capital on Demand™ Sales Agreement, dated July 29, 2019, by and among Infinity Pharmaceuticals, Inc. and JonesTrading Institutional Services LLC and B. Riley Securities, Inc. (f/k/a B. Riley FBR, Inc.), dated July 27, 2021	10-Q	7/27/2021	10.2
10.15	Purchase Agreement, dated as of February 11, 2021, between the Registrant and Piper Sandler & Co., as representative of the underwriters named therein.	8-K	2/12/2021	1.1
10.16	Funding Agreement, dated January 8, 2020, by and among Infinity Pharmaceuticals, Inc., BVF Partners, L.P., and Royalty Security, LLC.	10-K	3/3/2020	10.15
10.17	Novation and Amendment Agreement, dated January 27, 2020, by and among Infinity Pharmaceuticals, Inc., BVF Partners, L.P., Royalty Security, LLC, and Royalty Security Holdings, LLC	10-K	3/3/2020	10.16

		Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing date	Exhibit Number	Filed with this 10-K
Leases
10.18	Lease Agreement, dated April 3, 2019, between Registrant and Sun Life Assurance Company of Canada.	10-Q	5/7/2019	10.4
Equity Plans
10.19*	2010 Stock Incentive Plan.	8-K	5/28/2010	10.1
10.20*	Form of Incentive Stock Option Agreement under 2010 Stock Incentive Plan.	8-K	5/28/2010	10.2
10.21*	Form of Nonstatutory Stock Option Agreement under 2010 Stock Incentive Plan.	8-K	5/28/2010	10.3
10.22*	Form of Restricted Stock Agreement under 2010 Stock Incentive Plan	10-K	3/14/2017	10.23
10.23*	Form of Nonstatutory Stock Option Agreement for Inducement Grant Pursuant to Nasdaq Stock Market Rule 5635(c)(4)	10-K	3/14/2017	10.24
10.24*	Form of Nonstatutory Stock Option Award Agreement for Inducement Grant Pursuant to Nasdaq Stock Market Rule 5635(c)(4)	S-8	8/2/2021	99.1
10.25*	Form of Restricted Stock Unit Agreement for Inducement Grant Pursuant to Nasdaq Stock Market Rule 5635(c)(4)	S-8	8/2/2021	99.2
10.26*	Amendment No. 1 to 2010 Stock Incentive Plan.	8-K	12/14/2010	99.2
10.27*	Amendment No. 2 to 2010 Stock Incentive Plan.	8-K	5/18/2012	99.1
10.28*	Amendment No. 3 to 2010 Stock Incentive Plan.	8-K	6/13/2013	10.1
10.29*	Amendment No. 4 to 2010 Stock Incentive Plan.	8-K	6/13/2013	10.1
10.31*	Amendment No. 5 to 2010 Stock Incentive Plan.	8-K	6/16/2015	10.1
10.32*	Amendment No. 6 to 2010 Stock Incentive Plan.	10-Q	5/4/2016	10.1
10.33*‡	2013 Employee Stock Purchase Plan, as amended.	DEF14A	4/26/2021	A
10.34*	2019 Equity Incentive Plan.	DEF14A	4/24/2019	A
10.35*	Form of Stock Option Agreement under 2019 Equity Incentive Plan.	10-Q	7/30/2019	10.3
10.36*	2019 Equity Incentive Plan of Infinity Pharmaceuticals, Inc., as amended by Amendment No. 1 and No. 2	S-8	6/16/2022	99.1
Agreements With Executive Officers
10.37*	Offer Letter between the Registrant and Lawrence E. Bloch, M.D., J.D. dated May 15, 2012.	8-K	7/25/2012	10.1
10.38*	Offer Letter between IDI and Adelene Perkins dated as of February 6, 2002.	8-K	9/18/2006	10.11
10.39*	Amendment to Offer Letter between IDI and Adelene Perkins dated as of October 25, 2007.	8-K	10/30/2007	99.5
10.40*	Offer Letter between the Registrant and Seth A. Tasker, J.D. dated February 22, 2008	10-K	3/14/2017	10.34
10.41*	Employment Retention Incentive Package Letter Agreement between the Registrant and Seth Tasker, J.D. dated July 1, 2016	10-K	3/14/2017	10.35
10.42*	Offer Letter between the Registrant and Stephane Peluso, Ph.D., dated July 12, 2021.	10-Q	11/2/2021	10.1
10.43*	Offer Letter between the Registrant and Robert Ilaria, Jr., M.D., dated August 11, 2021.	10-Q	11/2/2021	10.2
10.44*	Infinity Pharmaceuticals, Inc. Executive Severance Benefits Plan effective February 6, 2013.	8-K	2/12/2013	10.1
10.45*	Amendment No. 1, dated August 3, 2018, to Infinity Pharmaceuticals, Inc. Executive Severance Benefits Plan.	10-Q	11/5/2018	10.2
10.46*	Retention and Severance Protection Agreement between the Registrant and Adelene Perkins dated as of February 22, 2023				X
10.47*	Retention and Severance Protection Agreement between the Registrant and Robert Ilaria dated as of February 22, 2023				X
10.48*	Retention and Severance Protection Agreement between the Registrant and Stephane Peluso dated as of February 22, 2023				X
10.49*	Retention and Severance Protection Agreement between the Registrant and Seth Tasker dated as of February 22, 2023				X
Subsidiaries
21.1	Subsidiaries of the Registrant.	10-K	3/3/2020	21.1

Incorporated by Reference
Exhibit No.	Description	Form	SEC Filing date	Exhibit Number	Filed with this 10-K
Consent
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. Filed herewith.				X
Certifications
31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. Filed herewith.				X
31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended. Filed herewith.				X
32.1	Statement of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.				X
32.2	Statement of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.				X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X

†	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
‡	Complete exhibit filed on March 3, 2020 on our Form 10-K for the fiscal year ended December 31, 2019 replaces the incomplete exhibit previously filed on July 30, 2019 in our Form 10-Q for the quarter ended June 30, 2019.
*	Indicates management contract or compensatory plan

Item 16. Form 10-K Summary
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFINITY PHARMACEUTICALS, INC.

Date: March 28, 2023	By:	/s/ ADELENE Q. PERKINS
Adelene Q. Perkins Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ADELENE Q. PERKINS Adelene Q. Perkins	Chief Executive Officer; Chair of the Board of Directors	March 28, 2023
(Principal Executive Officer)

/s/ LAWRENCE E. BLOCH, M.D., J.D. Lawrence E. Bloch, M.D., J.D.	President	March 28, 2023
(Principal Financial Officer, Principal Accounting Officer)

/s/ SAMUEL AGRESTA, M.D., M.P.H. Samuel Agresta, M.D., M.P.H	Director	March 28, 2023

/s/ DAVID BEIER, J.D. David Beier, J.D.	Director	March 28, 2023

/s/ ANTHONY B. EVNIN, PH.D. Anthony B. Evnin, Ph.D.	Director	March 28, 2023

/s/ RICHARD GAYNOR, M.D. Richard Gaynor, M.D.	Director	March 28, 2023

/s/ SUJAY R. KANGO Sujay R. Kango	Director	March 28, 2023

/s/ BRIAN SCHWARTZ, M.D. Brian Schwartz, M.D.	Director	March 28, 2023

/s/ NORMAN C. SELBY Norman C. Selby	Director	March 28, 2023