Form 10-Q
period 2023-03-31
INFINITY PHARMACEUTICALS, INC.
filed 2023-05-09
CIK 1113148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on May 2, 2023: 89,904,805

INFINITY PHARMACEUTICALS, INC.
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2023

Cautionary Note Regarding Forward-Looking Information and Industry Data
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1999. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding the transactions contemplated by the Agreement and Plan of Merger, dated as of February 22, 2023, or the Merger Agreement, among us, MEI Pharma, Inc., or MEI, a Delaware corporation and Meadow Merger Sub, Inc., or Merger Sub, a Delaware corporation and a wholly owned subsidiary of MEI pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Infinity, with Infinity continuing as a wholly owned subsidiary of MEI and the surviving corporation of the merger, which we refer to as the Merger, our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management and expected market growth, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject and are limited to the time at which they were made, without any undertaking or duty to update them. The forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon information available to us as of the date such statements are made and, while we believe such information forms a reasonable basis for such statements at the time made, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information.
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
We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. Important factors that could cause actual results to differ materially from those in these forward-looking statements include the factors discussed under the heading “Summary of Risk Factors” and the risk factors detailed further in Item 1A, “Risk Factors” of Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2022 and those included under Part II, Item 1A of this Quarterly Report on Form 10-Q. Unless required by law, we do not undertake any obligation to update any forward-looking statements.
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

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$25,737	$38,313
Prepaid expenses and other current assets	2,626	1,989
Total current assets	28,363	40,302
Property and equipment, net	695	800
Restricted cash	158	158
Operating lease right-of-use assets	597	697
Other assets	138	194
Total assets	$29,951	$42,151
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$1,935	$4,405
Accrued expenses and other current liabilities	9,354	9,223
Total current liabilities	11,289	13,628
Liabilities related to sale of future royalties, net, less current portion (Note 10)	46,782	47,213
Operating lease liability, less current portion	164	324
Other liabilities	38	37
Total liabilities	58,273	61,202
Commitments and contingencies
Stockholders’ deficit:
Preferred Stock, $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common Stock, $0.001 par value; 200,000,000 shares authorized; 89,422,138 and 89,411,471 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	89	89
Additional paid-in capital	838,586	836,812
Accumulated deficit	(866,997)	(855,952)
Total stockholders’ deficit	(28,322)	(19,051)
Total liabilities and stockholders’ deficit	$29,951	$42,151
The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Royalty revenue	$731	$652
Operating expenses:
Research and development	5,853	8,990
General and administrative	5,944	3,676
Royalty expense (Note 12)	441	393
Total operating expenses	12,238	13,059
Loss from operations	(11,507)	(12,407)
Other income (expense):
Investment and other income	507	16
Non-cash interest expense (Note 10)	(45)	(45)
Total other income (expense)	462	(29)
Net loss	$(11,045)	$(12,436)
Basic and diluted loss per common share:	$(0.12)	$(0.14)
Basic and diluted weighted average number of common shares outstanding:	89,413,486	89,155,311
Other comprehensive loss:
Net unrealized holding gains on available-for-sale securities arising during the period	—	(20)
Comprehensive loss	$(11,045)	$(12,456)
The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(11,045)	$(12,436)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	105	121
Stock-based compensation	1,774	867
Non-cash royalty revenue	(387)	(345)
Non-cash interest expense	45	45
Other, net	(220)	14
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(581)	(1,570)
Operating lease right-of-use assets	100	87
Accounts payable, accrued expenses and other liabilities	(2,227)	(196)
Operating lease liability	(140)	(122)
Net cash used in operating activities	(12,576)	(13,535)
Investing activities
Purchases of property and equipment	—	(17)
Purchases of available-for-sale securities	—	(14,049)
Net cash used in investing activities	—	(14,066)
Net decrease in cash, cash equivalents and restricted cash	(12,576)	(27,601)
Cash, cash equivalents and restricted cash at beginning of period	38,471	80,884
Cash, cash equivalents and restricted cash at end of period	$25,895	$53,283

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$25,737	$53,125
Restricted cash	158	158
Total cash, cash equivalents and restricted cash	$25,895	$53,283
The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
(unaudited)
(in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
Balance at December 31, 2022	89,411,471	$89	$836,812	$(855,952)	$—	$(19,051)
Stock-based compensation expense			1,774			1,774
Issuance of common stock, net	10,667	—	—			—
Net loss				(11,045)		(11,045)
Balance at March 31, 2023	89,422,138	$89	$838,586	$(866,997)	$—	$(28,322)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
Balance at December 31, 2021	89,155,311	$89	$833,065	$(811,583)	$—	$21,571
Stock-based compensation expense			867			867
Unrealized loss on marketable securities					(20)	(20)
Net loss				(12,436)		(12,436)
Balance at March 31, 2022	89,155,311	$89	$833,932	$(824,019)	$(20)	$9,982

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
2. Merger
On February 22, 2023, we, MEI Pharma, Inc., a Delaware corporation, or MEI, and Meadow Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of MEI, or the Merger Sub, entered into an Agreement and Plan of Merger, or the Merger Agreement, pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Infinity, with Infinity continuing as a wholly-owned subsidiary of MEI and the surviving corporation of the merger, which transaction is referred to herein as the Merger. If the Merger is completed, the combined company will combine the expertise and resources of MEI and Infinity to advance a pipeline of three clinical-stage oncology drug candidates.
The Merger is expected to close in mid-2023, subject to the receipt of certain approvals by the stockholders of Infinity and MEI, as well as other customary closing conditions, including the effectiveness of a registration statement on Form S-4, which was filed with the U.S. Securities and Exchange Commission, or SEC, by MEI on April 27, 2023. We expect to devote significant time and resources to the completion of the Merger. However, there can be no assurances that such activities will result in the completion of the Merger. Further, the completion of the Merger may ultimately not deliver the anticipated benefits or enhance shareholder value. If the Merger is not completed, we will consider alternative courses of action as described further in Note 3.
3. Basis of Presentation
These condensed consolidated financial statements include the accounts of Infinity and its wholly-owned subsidiaries. We have eliminated all significant intercompany accounts and transactions in consolidation.
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023.
The information presented in the condensed consolidated financial statements and related footnotes at March 31, 2023, and for the three months ended March 31, 2023 and 2022, is unaudited, and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2022 have been derived from our audited financial statements. For further information, please refer to the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 28, 2023, which we refer to as our 2022 Annual Report on Form 10-K.
Liquidity and Going Concern
As of March 31, 2023, we had cash and cash equivalents of $25.7 million. We have primarily incurred operating losses since inception and have relied on our ability to fund our operations through collaboration and license arrangements, or other strategic arrangements, and through the sale of our common stock.
We expect to continue to spend significant resources to fund the development and potential commercialization of eganelisib, also known as IPI-549, an orally administered immuno-oncology product candidate that selectively inhibits the enzyme phosphoinositide-3-kinase-gamma, or PI3K-gamma, and to incur significant operating losses for the foreseeable future.

As of March 31, 2023, we had an accumulated deficit of $867.0 million and during the three months ended March 31, 2023 used $12.6 million in cash and cash equivalents to fund operating activities. We expect to continue to incur substantial operating losses and negative cash flows from operations for the foreseeable future. These conditions raise substantial doubt about our ability to continue as a going concern for at least twelve months from the date these condensed consolidated financial statements are issued on May 9, 2023.
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
Our condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the ordinary course of business. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of the conditions described above.
4. Significant Accounting Policies
Our significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies,” in “Notes to Consolidated Financial Statements” in our 2022 Annual Report on Form 10-K.
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

	At March 31,
	2023	2022
Stock options	14,199,758	14,538,334
Non-vested restricted stock units	2,929,149	50,000

New Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standard Update, or ASU, No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements, or ASU No. 2016-13, which requires that credit losses be reported using an expected losses model rather than the incurred losses model that was previously used, and it establishes additional disclosure requirements related to credit risks. For available-for-sale debt securities with expected credit losses, ASU No. 2016-13 requires allowances to be recorded instead of reducing the amortized cost of the investment. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, whereby the effective date of ASU No. 2016-13 for smaller reporting companies was deferred to annual reporting periods beginning after December 15, 2022, including interim periods within those annual reporting periods, and early adoption was still permitted. ASU No. 2016-13 is required to be applied using a modified-retrospective approach, which requires a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. We adopted this standard effective January 1, 2023 and our application of the standard did not result in a cumulative-effect adjustment.
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
5. Stock-Based Compensation
Total stock-based compensation expense related to all equity awards for the three months ended March 31, 2023 and 2022 was composed of the following:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Research and development	$403	$275
General and administrative	1,371	592
Total stock-based compensation expense	$1,774	$867
As of March 31, 2023, we had approximately $6.0 million of total unrecognized compensation cost related to unvested common stock options, restricted stock units and awards under our 2013 Employee Stock Purchase Plan, which is expected to be recognized over a weighted-average period of 1.9 years.
During the three months ended March 31, 2023, our board of directors approved a strategic restructuring of the Company. As a result of the restructuring activities, the vesting conditions for several outstanding equity awards were accelerated, which resulted in additional stock-based compensation expense being recognized during the period. For the three months ended March 31, 2023, the stock-based compensation expense above includes $0.8 million of expense directly related to the restructuring activities. See Note 13 for further discussion of the strategic restructuring.
Stock Options
No options were granted during the three months ended March 31, 2023. During the three months ended March 31, 2022, we granted options to purchase 2,082,324 shares of our common stock at a weighted average fair value of $1.26 per share and a weighted average exercise price of $1.54 per share. For the three months ended March 31, 2023 and 2022, the fair values were estimated using the Black-Scholes valuation model using the following weighted-average assumptions:

	Three Months Ended March 31,
	2023	2022
Risk-free interest rate	—	1.6%
Expected annual dividend yield	—	—
Expected stock price volatility	—	106.2%
Expected term of options	—	6.0 years
Restricted Stock Units
From time to time, we grant restricted stock units (“RSUs”) to employees. RSUs awarded to employees contain a mix of service and performance conditions. Stock-based compensation expense related to RSUs with service conditions is recognized on a straight-line basis over the requisite service period of the award, which is generally equal to the vesting period of the award. Stock-based compensation expense related to RSUs with performance conditions is recognized when it is deemed probable that the performance condition will be met. The fair value of RSUs awarded is estimated to be equal to the closing price of our common stock on the date of grant. No RSUs were granted during the three months ended March 31, 2023 and 2022.
During the three months ended March 31, 2023, we recognized $0.5 million in stock-based compensation expense related to RSUs with performance conditions. During the three months ended March 31, 2022, we did not recognize any stock-based compensation expense related to RSUs with performance conditions.
6. Cash, Cash Equivalents and Available-for-Sale Securities
As of March 31, 2023 and December 31, 2022, we had cash and cash equivalents of $25.7 million and $38.3 million, respectively. We have not incurred any unrealized gains or losses on our cash and cash equivalents balances as of March 31, 2023 and December 31, 2022.
During the three months ended March 31, 2022, we held debt securities classified as available-for-sale securities. We had no material realized gains or losses on our available-for-sale securities for the three months ended March 31, 2022. We held no such securities during the three months ended March 31, 2023.
7. Fair Value
We measure certain financial instruments at fair value on a recurring basis. Our assets which are required to be measured on a recurring basis consist of cash and cash equivalents totaling $25.7 million and $38.3 million as of March 31, 2023 and December 31, 2022, respectively. Our liabilities which are required to be measured on a recurring basis consist of a warrant liability in the amount of $0.2 million as of December 31, 2022. We did not have any liabilities that are required to be measured on a recurring basis as of March 31, 2023.
Cash and cash equivalents, which are measured using Level 1 inputs, consist of highly liquid deposit accounts and money market funds that are intended to consistently transact at a target net asset value of $1.00. Accordingly, the carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents approximate their fair value.
Warrant liability relates to potential future warrants that may be issued. The fair value of the warrant liability on the date of the commitment and on each re-measurement date for those warrants classified as liabilities was estimated using the Monte Carlo simulation model, which involves a series of simulated future stock price paths over the remaining life of the commitment. The fair value is estimated by taking the average of the fair values under each of many Monte Carlo simulations. The fair value estimate is affected by our stock price, as well as estimated future financing needs, including timing and sources of the financing and subjective variables including expected stock price volatility over the remaining life of the commitment and risk-free interest rate. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The fair value of the warrant liability as of December 31, 2022 has been included in accrued expenses and other current liabilities on our condensed consolidated balance sheet. Our obligation to issue the warrants described above expired on January 8, 2023 and therefore, no warrant liability exists as of March 31, 2023. See Note 10 for further discussion of the accounting for the warrants.
There have been no changes to our valuation methods of available-for-sale securities during the three months ended March 31, 2023. We had no available-for-sale securities that were classified as Level 3 at any point during the three months ended March 31, 2023 or during the year ended December 31, 2022.

The carrying amounts reflected in the condensed consolidated balance sheets for prepaid expenses and other current assets, other assets, accounts payable and accrued expenses and other current liabilities approximate their fair value due to their short-term maturities.
8. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	March 31, 2023	December 31, 2022
	(in thousands)
Prepaid expenses	$2,036	$1,429
Other current assets	590	560
Total prepaid expenses and other current assets	$2,626	$1,989
9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	March 31, 2023	December 31, 2022
	(in thousands)
Accrued clinical	$3,881	$4,290
Accrued compensation and benefits	1,204	605
Accrued restructuring costs	841	—
Accrued development	407	335
Accrued consulting	321	742
Accrued professional services	288	785
Liability related to sale of future royalties, net, current portion	1,307	1,218
Operating lease liability, current portion	613	593
Other	492	655
Total accrued expenses and other current liabilities	$9,354	$9,223
10. Liabilities Related to Sale of Future Royalties
HCR Agreement
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
Secura Bio is obligated to pay us royalties on worldwide net sales of Licensed Products ranging from the mid-single digits to the high-single digits, a portion of which we are obligated to share with Takeda Pharmaceuticals Company Limited, or Takeda, as described in Note 12.

In March 2019, we entered into a royalty purchase agreement, or the HCR Agreement, with HealthCare Royalty Partners III, L.P., or HCR, providing for the acquisition by HCR of our interest in certain royalty payments based on worldwide annual net sales of Licensed Products under the Secura Bio Agreement for gross proceeds of $30.0 million, which is non-refundable. After sharing with Takeda in accordance with the Takeda Agreement, as defined in Note 12, we retained $22.5 million in gross proceeds, or approximately $20.9 million in net proceeds. Under the HCR Agreement, HCR obtained the right to receive the royalty payments up to agreed upon thresholds of royalties, the amount of which depends on when the aggregate royalties received by HCR reach specified thresholds. If the specified threshold has been met through royalty payments from Secura Bio or if we elect to make a payment to meet the threshold amount, the HCR Agreement will automatically terminate and all rights to the royalty stream under the HCR Agreement will revert back to us. If the specified threshold has not been achieved by June 30, 2025, the HCR Agreement will continue through the term of the Secura Bio Agreement.
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
The following table shows the activity within the liability account for the three months ended March 31, 2023:

March 31, 2023
(in thousands)
Liability related to sale of future royalties, net - beginning balance	$26,818
Non-cash royalty revenue	(387)
Non-cash interest expense recognized	38
Liability related to sale of future royalties, net - ending balance	26,469
Less: current portion	(1,307)
Liability related to sale of future royalties, net, less current portion	$25,162
As royalties are due to HCR by Secura Bio, the balance of the recognized liability will be effectively repaid over the life of the HCR Agreement. There are a number of factors that could materially affect the amount and timing of royalty payments from Secura Bio, none of which are within our control.
BVF Agreement
On January 8, 2020, or the BVF Closing Date, we entered into a funding agreement, or the BVF Funding Agreement, with BVF Partners, L.P., or BVF, and Royalty Security, LLC, a wholly-owned subsidiary of BVF, or the Buyer. BVF was subsequently replaced as a party to the BVF Funding Agreement with Royalty Security Holdings, LLC. The BVF Funding Agreement provides for the acquisition by the Buyer of our interest in all royalty payments based on worldwide annual net sales of a clinical-stage product candidate IPI-926, or patidegib, part of the hedgehog inhibitor program we licensed to PellePharm Inc., or PellePharm, in 2013, or the BVF Licensed Product, excluding relevant Trailing Mundipharma Royalties, as defined in Note 12, which is related to patidegib. We refer to all BVF Licensed Product royalties owed to us less Trailing Mundipharma Royalties as the Royalty or Royalties. In January 2023, PellePharm announced that Sol-Gel Technologies, Ltd., or Sol-Gel, acquired all rights and obligations under the license agreement. We now refer to the license agreement with PellePharm as the Sol-Gel Agreement. Such Royalties are owed to us pursuant to the Sol-Gel Agreement, as further described in Note 12.

Pursuant to the BVF Funding Agreement, we received a non-refundable payment of $20.0 million, or the Upfront Purchase Price, less certain transaction expenses. We transferred to the Buyer (i) the Royalty, (ii) the Sol-Gel Agreement (subject to our rights to milestone payments and rights to equity in Sol-Gel under the Sol-Gel Agreement), and (iii) certain patent rights established in the BVF Funding Agreement, with (i), (ii), and (iii) together referred to as Transferred Assets. We preserved our rights under the Sol-Gel Agreement to receive potential regulatory, commercial, and success-based milestone payments. We had the option to terminate the BVF Funding Agreement by purchasing 100% of the outstanding equity interests of the Buyer under specified terms for a specified amount under the BVF Funding Agreement through January 8, 2023. In addition, the BVF Funding Agreement may be terminated by mutual written agreement between us and the Buyer.
We recognized the proceeds received under the BVF Funding Agreement as a liability that will be amortized using the effective interest method over the life of the arrangement. We recorded the receipt of the $20.0 million Upfront Purchase Price as a liability, net of debt issuance costs of approximately $0.4 million and warrant liability of $0.3 million. We are not obligated to repay any of the proceeds received under the BVF Funding Agreement. In order to determine the amortization of the liability, we are required to estimate the total amount of potential future net royalty payments to be made by Sol-Gel to the Buyer over the term of the BVF Funding Agreement. The total estimated net royalties to be paid, less the net proceeds received, will be recorded as interest expense over the life of the liability. Interest and debt discount amortization expense is reflected as non-cash interest expense for the three months ended March 31, 2023 and 2022 in our condensed consolidated statements of operations and comprehensive loss. Over the course of the BVF Funding Agreement, the actual interest rate will be affected by the amount and timing of royalty revenue recognized, if any, and changes in forecasted royalty revenue. There are a number of factors that could materially affect the amount and timing of royalty payments from Sol-Gel, none of which are within our control. On a quarterly basis, we will reassess the effective interest rate and adjust the rate prospectively as needed.
The following table shows the activity within the liability account for the three months ended March 31, 2023:

March 31, 2023
(in thousands)
Liability related to sale of future royalties, net - beginning balance	$21,613
Non-cash interest expense recognized	7
Liability related to sale of future royalties, net - ending balance	$21,620
For so long as we have not exercised an option to repurchase the Buyer’s equity interest under the BVF Funding Agreement, (a) if, during the 36-month period following the BVF Closing Date, we issue a specified number of shares of our common stock, which we refer to as the Warrant Threshold, and (b) any shares in excess of the Warrant Threshold are issued for consideration to us of less than $3.75 per share (as adjusted for any stock splits, reverse stock splits or other similar recapitalization events), or the Threshold Price, then we were obligated to issue to BVF warrants to purchase a number of shares of our common stock. Such warrants would equal 50% of the number of qualifying shares at an exercise price equal to 1.5 times the price per share of such qualifying shares issued. The requirement to issue warrants to BVF did not apply to certain issuances of our common stock. Our obligation to issue warrants to BVF under these terms expired on January 8, 2023 without any warrants being issued to BVF.
We determined that the commitment to issue warrants represented a freestanding financial instrument and accounted for it as a liability as of the BVF Closing Date. The fair value of the warrant liability was estimated using the Monte Carlo simulation model. We have re-measured the warrant liability at each reporting date. Changes in fair value of the warrant liability, including the gain recognized on the expiration of the warrant liability are included in investment and other income in our condensed consolidated statements of operations and comprehensive loss. See Note 7 for further discussions of the fair value of the warrants.
11. Commitments and Contingencies
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

Beginning August 1, 2019, or the Rent Commencement Date, the total base rent of the Lease was $47,961 per month and increases by approximately 3% on each anniversary of the Rent Commencement Date until the Expiration Date. In addition to the base rent, we are also responsible for our share of the operating expenses, insurance, real estate taxes and certain capital costs, and we are responsible for utility expenses in the Leased Premises, all in accordance with the terms of the Lease. Pursuant to the terms of the Lease, we provided a security deposit in the form of a letter of credit in the initial amount of $300,000, which was reduced to $150,000 during the year ended December 31, 2021 in accordance with the terms of the Lease. The remaining portion of the security deposit plus the associated bank fee of $7,500 is included on our condensed consolidated balance sheet as restricted cash as of March 31, 2023. The Landlord provided a lease incentive allowance of $0.6 million to fund certain improvements made by us to the Leased Premises.
As of March 31, 2023, future minimum lease payments of our operating lease liabilities are approximately $0.8 million.
12. Strategic Agreements
We have worldwide development and commercialization rights to eganelisib, subject to certain obligations to our licensor, Takeda Pharmaceutical Company Limited, or Takeda, as described in more detail below. Additionally, we are obligated to pay Mundipharma International Corporation Limited, or Mundipharma, and Purdue Pharmaceutical Products L.P., or Purdue, a 4% royalty in the aggregate on worldwide net sales of products that were previously subject to our strategic alliance with Mundipharma and Purdue that was terminated in 2012. Such products include eganelisib; duvelisib, the PI3K delta and gamma inhibitor that we licensed to Verastem in 2016, the rights to which Verastem sold to Secura Bio in 2020; and IPI-926, or patidegib, part of the hedgehog inhibitor program we licensed to PellePharm in 2013, and which license is now held by Sol-Gel. We refer to such royalties as Trailing Mundipharma Royalties. After Mundipharma and Purdue have recovered approximately $260.0 million in royalty payments from all products that were previously subject to the strategic alliance, which represents the funding paid to us for research and development services performed by us under this strategic alliance, the Trailing Mundipharma Royalties will be reduced to a 1% royalty on net sales in the United States of such products. As of March 31, 2023, Mundipharma and Purdue have recovered $3.8 million.
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
Duvelisib
Pursuant to the Takeda Agreement, prior to March 4, 2019, we were obligated to share equally with Takeda all revenue arising from certain qualifying transactions for duvelisib, including the Secura Bio Agreement, subject to certain exceptions including revenue we receive as reimbursement for duvelisib research and development expenses. On March 4, 2019, we entered into the fourth amendment to the Takeda Agreement, or the Takeda Amendment. Pursuant to the Takeda Amendment, Takeda agreed (i) to the sale of certain royalty payments based on worldwide annual net sales of Licensed Products under the Secura Bio Agreement to HCR, (ii) to forego its rights to an equal share of the royalties due from Secura Bio during the term of the HCR Agreement, and (iii) not to seek any payment from HCR with respect to the royalties owed to Takeda. As consideration for the Takeda Amendment, we paid Takeda $6.7 million representing 25% of the $30.0 million in gross proceeds we received from the closing of the HCR Agreement, net of 25% of the expenses incurred by us in connection with the HCR Agreement. In addition, we agreed to pay Takeda 25% of the royalties that would have been payable to us by Secura Bio but for the consummation of the HCR Agreement, which we refer to as the Interim Obligation. During each of the three months ended March 31, 2023 and 2022, we recognized $0.1 million of Interim Obligation amounts owed to Takeda as royalty expense.
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
13. Strategic Restructuring
On February 22, 2023, in conjunction with their approval of the Merger Agreement, our board of directors approved a strategic restructuring to preserve our resources. As a result, we have reduced our overall headcount by four positions, representing approximately 13% of our workforce at the time we entered into the Merger Agreement. During the three months ended March 31, 2023 we have incurred restructuring charges consisting of severance payments, employee benefits and related taxes, and stock-based compensation. The workforce reduction was completed on March 31, 2023.

The following table summarizes the financial impact of the restructuring activities on our operating expenses and cash flows for the three months ended March 31, 2023 and the current liability remaining on our balance sheet as of March 31, 2023:

	Charges incurred during the three months ended March 31, 2023	Amounts paid during the three months ended March 31, 2023	Less non-cash charges incurred during the three months ended March 31, 2023	Accrued restructuring costs as of March 31, 2023
	(in thousands)
Employee severance, benefits and related taxes	$899	$58	$—	$841
Stock-based compensation	821	—	821	—
Total restructuring	$1,720	$58	$821	$841
During the three months ended March 31, 2023 we recognized $1.7 million of expense related to restructuring activities of which $1.6 million is included in general and administrative expense and $0.1 million is included in research and development expense. We expect to pay the majority of the remaining amounts accrued through the quarter ended June 30, 2023.
14. Stockholders’ (Deficit) Equity
Common Stock Sales Facility

On June 28, 2019, we entered into a Capital on Demand Sales Agreement with JonesTrading Institutional Services LLC, or JonesTrading, and on July 29, 2019 we amended and restated the sales agreement to add B. Riley Securities (f/k/a B. Riley FBR, Inc.), or B. Riley Securities, as a party to the agreement. On July 27, 2021, we entered into an amendment to the agreement to increase the maximum aggregate offering price of the shares of common stock that we may issue and sell from time to time under the agreement by $75.0 million to an aggregate of $95.0 million. We refer to the amended and restated sales agreement, as amended, as the ATM Sales Agreement. During the year ended December 31, 2022, a portion of the aggregate offering price totaling $11.8 million expired without sale. As of March 31, 2023, we had an aggregate of $75.0 million available for future sales. Pursuant to the ATM Sales Agreement we may offer and sell shares of our common stock from time to time through JonesTrading or B. Riley Securities, each acting as our sales agent. We have agreed to pay commissions to the sales agents for their services in acting as agents in the sale of our common stock in the amount of up to 3.0% of the gross proceeds from sales of our common stock pursuant to the ATM Sales Agreement. Sales of shares of our common stock under the ATM Sales Agreement may be made by any method that is deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. With our prior written approval, JonesTrading or B. Riley Securities may also sell the shares by any other method permitted by law, including in negotiated transactions. We and JonesTrading or B. Riley Securities may suspend or terminate the offering of shares upon notice to the other parties and subject to other conditions. During the three months ended March 31, 2023 and 2022, we did not sell any shares under the ATM Sales Agreement.
15. Subsequent Event
On May 3, 2023, a putative stockholder complaint was filed in the United States (U.S.) District Court for the Southern District of New York (S.D.N.Y.), captioned Childress v. Infinity Pharmaceuticals, Inc., et al. The complaint names as defendants Infinity and each member of the board of directors, or the Board. The complaint alleges, among other things, that Infinity and each member of the Board violated federal securities laws and regulations through a registration statement intended to induce them to vote in favor of the transaction that purportedly omits material facts necessary to make the statements therein not false or misleading. The complaint seeks, among other relief, (i) injunctive relief preventing the consummation of the proposed transaction; (ii) rescission or rescissory damages in the event the proposed transaction is consummated; (iii) other damages purportedly incurred on account of defendants’ alleged misstatements or omissions; (iv) dissemination of an amendment to the registration statement that discloses certain information requested by the plaintiff; and (v) an award of plaintiff’s expenses and attorneys’ fees. We believe that the allegations asserted in the complaint are without merit. However, we cannot predict the outcome of this matter, nor can we estimate possible losses or a range of losses that may result from this matter.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis and set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements, based on current expectations and related to future events and our future financial and operational performance, that involve risks and uncertainties. You should review the discussion under the heading “Summary of Risk Factors” and the risk factors detailed further in Item 1A, "Risk Factors" of Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2022, and those included under Part II, Item 1A of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
Business Overview
We are a clinical-stage innovative biopharmaceutical company dedicated to developing novel medicines for people with cancer. We combine proven scientific expertise with a passion for developing novel small molecule drugs that target disease pathways for potential applications in oncology. We are focused on advancing eganelisib, also known as IPI-549, an orally administered, clinical-stage, immuno-oncology product candidate that reprograms macrophages through selective inhibition of the enzyme phosphoinositide-3-kinase-gamma, or PI3K-gamma. We have retained worldwide development and commercialization rights to eganelisib, subject to certain success-based milestone payment obligations to our licensor, Takeda Pharmaceutical Company Limited, or Takeda, which are described in more detail as described in Part I, Item 1, Note 12, “Strategic Agreements.”
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
On February 22, 2023, we, MEI Pharma, Inc., a Delaware corporation, or MEI, and Meadow Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of MEI, or the Merger Sub, entered into an Agreement and Plan of Merger, or the Merger Agreement, pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Infinity, with Infinity continuing as a wholly-owned subsidiary of MEI and the surviving corporation of the merger, which transaction is referred to herein as the Merger. If the Merger is completed the combined company will combine the expertise and resources of MEI and Infinity to advance a pipeline of three clinical stage oncology drug candidates. The Merger is expected to close in mid-2023, subject to the receipt of certain approvals by the stockholders of Infinity and MEI, as well as other customary closing conditions, including the effectiveness of a registration statement on Form S-4, which was filed with the SEC by MEI on April 27, 2023.
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

Merger Agreement
The Merger is intended to qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended. If the Merger is consummated, at the effective time of the Merger, or the Effective Time, upon the terms and subject to the conditions set forth in the Merger Agreement, each share of capital stock, par value $0.001 per share, of Infinity issued and outstanding, or Infinity Common Stock, will be converted into the right to receive 0.052245, or the Exchange Ratio, shares of common stock, par value $0.00000002 per share, of MEI, or MEI Common Stock. As of immediately prior to the execution of the Merger Agreement, the initial exchange ratio was calculated to be 1.0449, or the Initial Exchange Ratio, subject to customary equitable adjustments including as a result of any reverse split of the shares of MEI Common Stock. Therefore, as a result of MEI’s reverse stock split which took effect on April 14, 2023, the ratio was adjusted from the Initial Exchange Ratio of 1.0449 as provided in the Merger Agreement to the Exchange Ratio of 0.052245 (subject to any additional customary equitable adjustment in the event of any recapitalization, stock split, reverse stock split or similar change). Holders of Infinity Stock will receive cash in lieu of fractional shares. At the Effective Time of the Merger, Infinity’s common stockholders will own approximately 42%, and MEI’s common stockholders will own approximately 58%, of the outstanding shares of common stock of the combined company.
In addition, each outstanding option to purchase shares of Infinity Common Stock, each, an Infinity Stock Option, will become fully vested in accordance with the terms of the underlying stock option agreement. Each Infinity Stock Option will be assumed at the Effective Time by MEI and converted into a stock option to purchase shares of MEI Common Stock. The number of shares of MEI Common Stock underlying each such assumed Infinity Stock Option will be equal to the product of (i) the number of shares of Infinity Common Stock underlying the applicable Infinity Stock Option immediately prior to the Effective Time multiplied by (ii) the Exchange Ratio, with the resulting number of shares of MEI Common Stock rounded down to the nearest whole share, and the exercise price per share of each such assumed Infinity Stock Option will be equal to (a) the per share exercise price applicable to such Infinity Stock Option immediately prior to the Effective Time divided by (b) the Exchange Ratio, with the resulting exercise price per share rounded up to the nearest whole cent. Except as noted above, each assumed and converted Infinity Stock Option will continue to be governed by substantially the same terms and conditions (after giving effect to the full acceleration of vesting of such Infinity Stock Option in connection with the Merger) as were applicable to such Infinity Stock Option immediately prior to the Effective Time. Before the Effective Time, each outstanding Infinity restricted stock unit, each, an Infinity RSU, will become fully vested, and the shares of Infinity Common Stock subject to such Infinity RSU will be distributed in accordance with the terms of the applicable restricted stock unit agreement. The shares of Infinity Common Stock issued upon the vesting of Infinity RSUs will be treated as shares of Infinity Common Stock issued and outstanding immediately prior to the Effective Time in accordance with the terms and conditions of the Merger Agreement. No Infinity RSUs will be outstanding from and after the Effective Time.
Consummation of the Merger is subject to certain closing conditions, including, among other things, the (1) approval by the stockholders of MEI of the issuance of shares of MEI Common Stock pursuant to the Merger Agreement, or the MEI Stock Issuance, (2) the adoption by the stockholders of Infinity of the Merger Agreement, (3) authorization for listing on The Nasdaq Capital Market of the shares of MEI Common Stock (including the shares to be issued in the Merger), subject to official notice of issuance, (4) effectiveness of the registration statement and (5) the absence of any law, judgment, order, injunction, ruling, writ award or decree by any governmental entity of competent jurisdiction restraining, enjoining or otherwise prohibiting consummation of the Merger. Each party’s obligation to consummate the Merger is also subject to other specified customary conditions, including (1) the representations and warranties of the other party being true and correct as of the date of the Merger Agreement and as of the closing date of the Merger, generally subject to an overall material adverse effect qualification, (2) the performance in all material respects by the other party of its obligations under the Merger Agreement required to be performed on or prior to the date of the closing of the Merger, and (3) the absence of a continuing material adverse effect with respect to the other party. Infinity’s obligation to consummate the Merger is also subject to the condition that MEI’s final net cash is greater than or equal to $80,000,000 at closing if closing occurs on or before June 30, 2023, $78,000,000 at closing if closing occurs after June 30, 2023 but on or before July 31, 2023 and $76,000,000 at closing if closing occurs after July 31, 2023 but on or before August 31, 2023. MEI’s obligation to consummate the Merger is also subject to the condition that Infinity’s final net cash is greater than or equal to $4,000,000 at closing if closing occurs on or before June 30, 2023, $3,000,000 at closing if closing occurs after June 30, 2023 but on or before July 31, 2023, and $2,000,000 at closing if closing occurs after July 31, 2023 but on or before August 31, 2023.
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

MEI and Infinity have agreed to use reasonable best efforts and take all necessary action such that, as of the Effective Time of the Merger, the board of directors of the combined company will consist of eight members, with four such members designated by MEI, three such members designated by Infinity (one of whom shall be designated by Infinity as the chair of the board of directors of the combined company) and one such member designated jointly by MEI and Infinity, with at least one MEI designee and one Infinity designee appointed to each of the three classes of the MEI classified board and MEI’s fourth designee and the jointly designated designee appointed to the class of MEI directors whose terms expire at the next annual meeting of MEI’s stockholders. The parties have also agreed that David M. Urso will be elected as Chief Executive Officer, Robert Ilaria, Jr. will be elected as Chief Medical Officer, and Stéphane Peluso will be elected as Chief Scientific Officer.
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

Financial Overview
Going Concern
We believe that there is substantial doubt about our ability to continue as a going concern for at least twelve months from the date these condensed consolidated financial statement are issued on May 9, 2023. The conditions which raise substantial doubt about our ability to continue as a going concern, as well as our plan to mitigate these conditions are discussed in the sections below titled “Liquidity and Capital Resources” and “Funding Requirements.”
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
We recognize revenue when we transfer goods or services to customers in an amount that reflects the consideration that we expect to receive for those goods or services. These principles are applied using a five-step model: 1) identify the customer contract; 2) identify the contract’s performance obligations; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations; and 5) recognize revenue when or as a performance obligation is satisfied. We evaluate all promised goods and services within a customer contract and determine which of those are separate performance obligations. This evaluation includes an assessment of whether the good or service is capable of being distinct and whether the good or service is separable from other promises in the contract. When a performance obligation is satisfied, we recognize as revenue the amount of the transaction price, excluding estimates of variable consideration that are constrained, that is allocated to that performance obligation. For contracts that contain variable consideration, such as milestone payments, we estimate the amount of variable consideration by using either the expected value method or the most likely amount method. In making this assessment, we evaluate factors such as the clinical, regulatory, commercial and other risks that must be overcome to achieve the milestone. We re-evaluate the probability of achievement of such milestones and any related constraints in each reporting period. We include variable consideration, without constraint, in the transaction price to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.
We recognize sales-based milestones and royalty revenue based upon net sales by the licensee of licensed products in licensed territories, and in the period the sales occur, under the sales- and usage-based royalty exception when the sole or predominate item to which the royalty relates is a license to intellectual property.
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
There have been no material changes to our critical accounting policies during the three months ended March 31, 2023. Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2022 Annual Report on Form 10-K for a discussion of our critical accounting policies and significant judgments and estimates.
Results of Operations
The following table summarizes our results of operations for each of the three months ended March 31, 2023 and 2022, together with the change in these items in dollars and as a percentage:

	Three Months Ended March 31,		$ Change	% Change
	2023	2022
	(in thousands)
Royalty revenue	$731	$652	$79	12%
Research and development expense	5,853	8,990	(3,137)	(35)%
General and administrative expense	5,944	3,676	2,268	62%
Royalty expense	441	393	48	12%
Investment and other income	507	16	491	3,069%
Non-cash interest expense	(45)	(45)	—	—%
Net loss	(11,045)	(12,436)	1,391	(11)%

Revenue
Royalty revenue for both the three months ended March 31, 2023 and 2022 is related to royalties from Secura Bio and Verastem on net sales of duvelisib. A portion of royalties received is owed to Mundipharma International Corporation Limited, or Mundipharma, and Purdue Pharmaceutical Products L.P., or Purdue. We refer to such portion as the Trailing Mundipharma Royalties (see Note 12 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). We and HealthCare Royalty Partners III, L.P., or HCR, entered into a purchase and sale agreement in March 2019, or the HCR Agreement, pursuant to which HCR acquired our interest in royalties received from Verastem and Secura Bio on net sales of duvelisib, less the Trailing Mundipharma Royalties (see Note 10 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
Research and Development Expense
Research and development expense decreased for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 due to a decrease in clinical development expense of $3.1 million as a result of a reduction in clinical trial activity and our efforts to conserve financial resources prior to entering into the Merger Agreement with MEI.
We track and accumulate expenses by major program. These expenses primarily relate to payroll and related expenses for personnel working on the programs, process development and manufacturing, preclinical toxicology studies, clinical trial costs and allocated costs of facilities. During the three months ended March 31, 2023 and 2022, we estimated that we incurred $5.9 million and $9.0 million, respectively, on eganelisib.
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

General and Administrative Expense
General and administrative expense increased for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 due to an increase in compensation expenses of $1.2 million combined with an increase in professional services and consulting expenses of $1.1 million. The increase in compensation expenses is largely due to $1.6 million in costs incurred as a result of the restructuring activities that took place during the three months ended March 31, 2023. This increase was offset in part by lower bonus compensation combined with a lower employee headcount for the three months ended March 31, 2023. The increase in professional services and consulting expenses is primarily driven by our due diligence efforts prior to entering into the Merger Agreement with MEI.
Royalty Expense
Royalty expense for both periods is related to royalties paid to Mundipharma, Purdue and Takeda on net sales of duvelisib by Secura Bio and Verastem.
Investment and Other Income (Expense)
Investment and other income increased for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 in part as a result of higher yields on our cash and investments. Additionally, during the three months ended March 31, 2023 we recognized a one-time gain of $0.2 million on the expiration of our prior warrant liability.
Non-cash Interest Expense
Non-cash interest expense for the three months ended March 31, 2023 was the result of the sale of future royalties in relation to the HCR Agreement and BVF Funding Agreement, which we recognized as liabilities that are being amortized using the effective interest method over the life of the arrangements (see Note 10 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). Over the course of the arrangements, the non-cash interest expense will be affected by the amount and timing of estimated royalty revenue, if any. We reassess the effective interest rate on a quarterly basis and adjust the rate prospectively as needed.
Liquidity and Capital Resources
We have primarily incurred operating losses since inception. Our net loss was $11.0 million and $12.4 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $867.0 million. As we have no approved products, we have not generated any revenue from product sales to date, and we do not expect to generate any such revenue for the foreseeable future, if at all. We have instead relied on the proceeds from sales of equity securities, sales of future royalties, issuances of debt, interest on investments, upfront license fees, expense reimbursements, milestones, royalties and cost sharing under our collaborations to fund our operations. Because eganelisib is in clinical development and the outcome of our effort is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidate or whether, or when, we may achieve profitability.
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
The following table summarizes the components of our financial condition:

	March 31, 2023	December 31, 2022
	(in thousands)
Cash and cash equivalents	$25,737	$38,313
Working capital	17,074	26,674

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cash used in:
Operating activities	$(12,576)	$(13,535)
Investing activities	—	(14,066)
Financing activities	—	—

Cash Flows
For the three months ended March 31, 2023 compared to the three months ended March 31, 2022, our cash used in operating activities decreased primarily due to decreased operating expenses as we made efforts to conserve our financial resources leading up to the time that we entered in the Merger Agreement with MEI. Our cash used in operating activities in future periods may vary significantly.
During the three months ended March 31, 2023 we did not use or receive any cash from investing activities. Comparatively, during the three months ended March 31, 2022 we used $14.1 million in cash for investing activities primarily for the purchase of available-for-sale securities.
During the three months ended March 31, 2023 and 2022 we did not use or receive any cash from financing activities.
Funding Requirements
We believe that there is substantial doubt about our ability to continue as a going concern for at least twelve months from the date these condensed consolidated financial statements are issued on May 9, 2023. Our future capital requirements will depend on whether we complete the Merger. If the Merger is not completed, or if we decide to pursue any future product development efforts, our future funding requirements would depend on, and could increase significantly as a result of many factors, including:
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
Strategic Restructuring
On February 22, 2023, in conjunction with their approval of the Merger Agreement, our board of directors approved a strategic restructuring to preserve our resources. As a result, we have reduced our overall headcount by four positions, representing approximately 13% of our workforce at the time we entered into the Merger Agreement. During the three months ended March 31, 2023 we have incurred restructuring charges consisting of severance payments, employee benefits and related taxes, and stock-based compensation. The workforce reduction was completed on March 31, 2023.

The following table summarizes the financial impact of the restructuring activities on our operating expenses and cash flows for the three months ended March 31, 2023 and the current liability remaining on our balance sheet as of March 31, 2023:

	Charges incurred during the three months ended March 31, 2023	Amounts paid during the three months ended March 31, 2023	Less non-cash charges incurred during the three months ended March 31, 2023	Accrued restructuring costs as of March 31, 2023
	(in thousands)
Employee severance, benefits and related taxes	$899	$58	$—	$841
Stock-based compensation	821	—	821	—
Total restructuring	$1,720	$58	$821	$841
Equity Offerings
On June 28, 2019, we entered into a Capital on Demand Sales Agreement with JonesTrading Institutional Services LLC, or JonesTrading, and on July 29, 2019 we amended and restated the sales agreement to add B. Riley Securities (f/k/a B. Riley FBR, Inc.), or B. Riley Securities, as a party to the agreement. On July 27, 2021, we entered into an amendment to the agreement to increase the maximum aggregate offering price of the shares of common stock that we may issue and sell from time to time under the agreement by $75.0 million to an aggregate of $95.0 million. We refer to the amended and restated sales agreement, as amended, as the ATM Sales Agreement. During the year ended December 31, 2022, a portion of the aggregate offering price totaling $11.8 million expired without sale. As of March 31, 2023, we had an aggregate of $75.0 million available for future sales. Pursuant to the ATM Sales Agreement we may offer and sell shares of our common stock from time to time through JonesTrading or B. Riley Securities, each acting as our sales agent. We have agreed to pay commissions to the sales agents for their services in acting as agents in the sale of our common stock in the amount of up to 3.0% of the gross proceeds from sales of our common stock pursuant to the ATM Sales Agreement. Sales of shares of our common stock under the ATM Sales Agreement may be made by any method that is deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. With our prior written approval, JonesTrading or B. Riley Securities may also sell the shares by any other method permitted by law, including in negotiated transactions. We and JonesTrading or B. Riley Securities may suspend or terminate the offering of shares upon notice to the other parties and subject to other conditions. During the three months ended March 31, 2023 and 2022, we did not sell any shares under the ATM Sales Agreement.
Item 3.Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, or the Exchange Act, and are not required to provide the information under this item.

Item 4.Controls and Procedures
Our management, with the participation of our principal executive and financial officers, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our principal executive and financial officers concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1.Legal Proceedings
On May 3, 2023, a putative stockholder complaint was filed in the United States (U.S.) District Court for the Southern District of New York (S.D.N.Y.), captioned Childress v. Infinity Pharmaceuticals, Inc., et al. The complaint names as defendants Infinity and each member of the board of directors, or the Board. The complaint alleges, among other things, that Infinity and each member of the Board violated federal securities laws and regulations through a registration statement intended to induce them to vote in favor of the transaction that purportedly omits material facts necessary to make the statements therein not false or misleading. The complaint seeks, among other relief, (i) injunctive relief preventing the consummation of the proposed transaction; (ii) rescission or rescissory damages in the event the proposed transaction is consummated; (iii) other damages purportedly incurred on account of defendants’ alleged misstatements or omissions; (iv) dissemination of an amendment to the registration statement that discloses certain information requested by the plaintiff; and (v) an award of plaintiff’s expenses and attorneys’ fees. We believe that the allegations asserted in the complaint are without merit. However, we cannot predict the outcome of this matter.
Item 1A.Risk Factors
For a detailed discussion of our potential risks or uncertainties, please see the sections entitled “Summary of Risk Factors” and “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which we refer to as our 2022 Annual Report, as well as in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2 of this Quarterly Report on Form 10-Q. The risk factor set forth below represents a material change to the similarly titled risk factor included in the section entitled “Risk Factors” in our 2022 Annual Report.
We do not currently meet the requirements for continued listing on the Nasdaq Global Select Market. If we fail to meet the requirements for continued listing on the Nasdaq Global Select Market, our common stock could be delisted from trading, which would decrease the liquidity of our common stock and our ability to raise additional capital.
Our common stock is currently listed on the Nasdaq Global Select Market. We are required to meet specified requirements in order to maintain our listing on the Nasdaq Global Select Market, including, among other things, a minimum bid price of $1.00 per share, or the Minimum Bid Price, under Nasdaq Listing Rule 5450(a)(1), or the Minimum Bid Requirement, and a minimum market value of listed securities of $50,000,000 under Nasdaq Listing Rule 5450(b)(2)(A), or the Minimum MVLS Requirement.

On December 28, 2022, we received a deficiency letter, or the December 2022 Bid Price Notice, from the Listing Qualifications Department of the Nasdaq Stock Market, LLC, or Nasdaq, notifying us that, for the last 30 consecutive business days, the bid price for our common stock was below the Minimum Bid Price required to maintain continued listing on the Nasdaq Global Select Market. The December 2022 Bid Price Notice has no immediate effect on the listing of our common stock. We have 180 calendar days, or until June 26, 2023, to regain compliance with the Minimum Bid Requirement. If at any time during this 180-day period the closing bid price of our common stock is at least $1.00 per share for a minimum of ten consecutive business days, Nasdaq will provide us written confirmation of compliance and the Minimum Bid Requirement matter will be closed. If we fail to satisfy this requirement within the initial 180 calendar day period, we may be eligible for an additional 180 calendar day compliance period if we submit an application to transfer to the Nasdaq Capital Market, then meet specified continued and initial listing standards for the Nasdaq Capital Market and provide written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split if necessary. However, there can be no assurance that we can satisfy all of the requirements to secure such additional compliance period, including without limitation the continued and initial listing standards for the Nasdaq Capital Market, or that we will be able to regain compliance with the Minimum Bid Requirement, or that we can maintain compliance with the other listing requirements even if we successfully transfer to the Nasdaq Capital Market. We currently do not satisfy various specified requirements for listing on the Nasdaq Capital Market.
Even if we successfully transfer to the Nasdaq Capital Market on June 26, 2023, a transfer of our listing to the Nasdaq Capital Market could adversely affect the liquidity of our common stock. Any such event could make it more difficult to dispose of, or obtain accurate quotations for the price of, our common stock, and there also would likely be a reduction in our coverage by securities analysts and the news media, which could cause the price of our common stock to decline further. We may also face other material adverse consequences in such event, such as negative publicity, a decreased ability to obtain additional financing, diminished investor and/or employee confidence, and the loss of business development opportunities, some or all of which may contribute to a further decline in our stock price.
If we do not regain compliance with the Minimum Bid Requirement by June 26, 2023, and we do not meet the requirements to transfer to the Nasdaq Capital Market at that time, then we will receive written notification that our securities are subject to delisting. At that time, we may appeal the Staff’s delisting determination to a Nasdaq Listing Qualifications Panel pursuant to procedures set forth in the applicable Nasdaq Listing Rules.
In addition, on April 4, 2023, we received a deficiency letter, or the April 2023 MVLS Notice, from the Listing Qualifications Department of Nasdaq notifying us that the listing of our common stock was not in compliance with the Minimum MVLS Requirement for the previous 30 consecutive business days required to maintain continued listing on the Nasdaq Global Select Market. The Staff also noted in the April 2023 MVLS Notice that we are not in compliance with Nasdaq Listing Rule 5450(b)(3)(A), which requires listed companies to have total assets and total revenue of at least $50,000,000 each for the most recently completed fiscal year or for two of the three most recently completed fiscal years. The April 2023 MVLS Notice has no immediate effect on the listing of our common stock. We have 180 calendar days, or until October 2, 2023, to regain compliance with the Minimum MVLS Requirement (assuming we have theretofore resolved the Minimum Bid Requirement described in the prior paragraph). If, at any time before October 2, 2023 (assuming we have theretofore resolved the Minimum Bid Requirement described in the prior paragraph), the market value of our listed securities closes at $50,000,000 or more for a minimum of ten consecutive business days, the Staff will provide written notification to us that we have regained compliance with the Minimum MVLS Requirement and this matter will be closed. If we do not regain compliance with the Minimum MVLS Requirement by October 2, 2023 (assuming we have theretofore resolved the Minimum Bid Requirement described in the prior paragraph), we will receive written notification that our securities are subject to delisting. At that time, we may appeal the Staff’s delisting determination to a Nasdaq Listing Qualifications Panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules.

Item 6.Exhibits

	Description	Incorporated by Reference
Exhibit No.		Form	SEC Filing date	Exhibit Number	Filed with this 10-Q
2.1†	Agreement and Plan of Merger, dated February 22, 2023, by and among Infinity Pharmaceuticals, Inc., MEI Pharma, Inc., and Meadow Merger Sub, Inc.	8-K	2/23/2023	2.1
3.1	Restated Certificate of Incorporation of the Registrant, as amended.	10-Q	7/30/2020	3.1
3.2	Amended and Restated Bylaws of the Registrant, as amended.	10-K	3/28/2023	3.2
4.1	Form of Common Stock Certificate.	10-K	3/14/2008	4.1
10.1*	Retention and Severance Protection Agreement between the Registrant and Adelene Perkins dated as of February 22, 2023.	10-K	3/28/2023	10.46
10.2*	Retention and Severance Protection Agreement between the Registrant and Robert Ilaria dated as of February 22, 2023.	10-K	3/28/2023	10.47
10.3*	Retention and Severance Protection Agreement between the Registrant and Stephane Peluso dated as of February 22, 2023.	10-K	3/28/2023	10.48
10.4*	Retention and Severance Protection Agreement between the Registrant and Seth Tasker dated as of February 22, 2023.	10-K	3/28/2023	10.49
10.5*	Retention and Severance Protection Agreement between the Registrant and Lawrence Bloch dated as of March 29, 2023.				X
31.1	Certification of principal executive officer and principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.				X
32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).				X
†Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
*Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFINITY PHARMACEUTICALS, INC.
Date: May 9, 2023	By:	/s/ Adelene Q. Perkins
Adelene Q. Perkins
Chief Executive Officer
(Principal Executive Officer & Principal Financial Officer)