Form 10-Q
period 2023-06-30
INFINITY PHARMACEUTICALS, INC.
filed 2023-08-10
CIK 1113148

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of the registrant’s Common Stock, $0.001 par value, outstanding on August 3, 2023: 90,761,081

INFINITY PHARMACEUTICALS, INC.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2023

Cautionary Note Regarding Forward-Looking Information and Industry Data
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1999. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding the potential for us to receive a termination fee or expense reimbursement as a result of the termination of the Agreement and Plan of Merger, dated as of February 22, 2023, or the Merger Agreement, among us, MEI Pharma, Inc., or MEI, a Delaware corporation and Meadow Merger Sub, Inc., or Merger Sub, a Delaware corporation and a wholly owned subsidiary of MEI, our pursuit of strategic alternatives following the termination of the Merger Agreement, our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management and expected market growth, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject and are limited to the time at which they were made, without any undertaking or duty to update them. The forward-looking statements contained in this Quarterly Report on Form 10-Q are based upon information available to us as of the date such statements are made and, while we believe such information forms a reasonable basis for such statements at the time made, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information.
There are a number of important risks and uncertainties that could cause actual results or events to differ materially from those indicated by forward-looking statements made herein. These risks and uncertainties include risks and uncertainties related to our ability to continue to operate as a going concern, our ability to implement our strategic plans, including our ability to identify one or more strategic alternatives to preserve value for stockholders and advance eganelisib, as well as those inherent in pharmaceutical research and development, such as adverse results in our drug discovery and clinical development activities, decisions made by the U.S. Food and Drug Administration, or FDA, and other regulatory authorities with respect to the development and commercialization of our product candidates, our ability to obtain, maintain and enforce intellectual property rights for our product candidates, our dependence on our alliance partners, our competitive positions, our ability to obtain any necessary financing to conduct our planned activities, and other risks described herein.
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

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Consolidated Financial Statements
INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$17,746	$38,313
Prepaid expenses and other current assets	2,162	1,989
Total current assets	19,908	40,302
Property and equipment, net	589	800
Restricted cash	158	158
Operating lease right-of-use assets	493	697
Other assets	84	194
Total assets	$21,232	$42,151
Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$1,502	$4,405
Accrued expenses and other current liabilities	10,562	9,223
Total current liabilities	12,064	13,628
Liabilities related to sale of future royalties, net, less current portion (Note 10)	46,574	47,213
Operating lease liability, less current portion	—	324
Other liabilities	—	37
Total liabilities	58,638	61,202
Commitments and contingencies
Stockholders’ deficit:
Preferred Stock, $0.001 par value; 1,000,000 shares authorized, no shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common Stock, $0.001 par value; 200,000,000 shares authorized; 90,761,081 and 89,411,471 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	90	89
Additional paid-in capital	839,457	836,812
Accumulated deficit	(876,953)	(855,952)
Total stockholders’ deficit	(37,406)	(19,051)
Total liabilities and stockholders’ deficit	$21,232	$42,151
The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Royalty revenue	$583	$686	$1,314	$1,338
Operating expenses:
Research and development	6,597	8,795	12,450	17,785
General and administrative	3,754	3,495	9,698	7,171
Royalty expense (Note 12)	352	414	793	807
Total operating expenses	10,703	12,704	22,941	25,763
Loss from operations	(10,120)	(12,018)	(21,627)	(24,425)
Other income (expense):
Investment and other income	209	77	716	93
Non-cash interest expense (Note 10)	(45)	(45)	(90)	(90)
Total other income (expense)	164	32	626	3
Net loss	$(9,956)	$(11,986)	$(21,001)	$(24,422)
Basic and diluted loss per common share:	$(0.11)	$(0.13)	$(0.23)	$(0.27)
Basic and diluted weighted average number of common shares outstanding:	89,885,492	89,161,777	89,650,793	89,158,562
Other comprehensive loss:
Net unrealized holding gains (losses) on available-for-sale securities arising during the period	—	2	—	(18)
Comprehensive loss	$(9,956)	$(11,984)	$(21,001)	$(24,440)
The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net loss	$(21,001)	$(24,422)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	211	241
Stock-based compensation	2,630	1,682
Non-cash royalty revenue	(695)	(708)
Non-cash interest expense	90	90
Other, net	(220)	66
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(63)	(1,624)
Operating lease right-of-use assets	204	177
Accounts payable, accrued expenses and other liabilities	(1,455)	616
Operating lease liability	(284)	(248)
Net cash used in operating activities	(20,583)	(24,130)
Investing activities
Purchases of property and equipment	—	(17)
Purchases of available-for-sale securities	—	(16,019)
Proceeds from maturities of available-for-sale securities	—	5,250
Net cash used in investing activities	—	(10,786)
Financing activities
Proceeds from issuances of common stock, net	16	28
Net cash provided by financing activities	16	28
Net decrease in cash, cash equivalents and restricted cash	(20,567)	(34,888)
Cash, cash equivalents and restricted cash at beginning of period	38,471	80,884
Cash, cash equivalents and restricted cash at end of period	$17,904	$45,996

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$17,746	$45,838
Restricted cash	158	158
Total cash, cash equivalents and restricted cash	$17,904	$45,996
The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
(unaudited)
(in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
Balance at March 31, 2023	89,422,138	$89	$838,586	$(866,997)	$—	$(28,322)
Stock-based compensation expense			856			856
Issuance of common stock, net	1,338,943	1	15			16
Net loss				(9,956)		(9,956)
Balance at June 30, 2023	90,761,081	$90	$839,457	$(876,953)	$—	$(37,406)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity (Deficit)
Balance at March 31, 2022	89,155,311	$89	$833,932	$(824,019)	$(20)	$9,982
Stock-based compensation expense			815			815
Issuance of common stock, net	122,562	—	80			80
Unrealized gain on marketable securities					2	2
Net loss				(11,986)		(11,986)
Balance at June 30, 2022	89,277,873	$89	$834,827	$(836,005)	$(18)	$(1,107)

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

INFINITY PHARMACEUTICALS, INC.
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
(unaudited)
(in thousands, except share amounts)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
Balance at December 31, 2022	89,411,471	$89	$836,812	$(855,952)	$—	$(19,051)
Stock-based compensation expense			2,630			2,630
Issuance of common stock, net	1,349,610	1	15			16
Net loss				(21,001)		(21,001)
Balance at June 30, 2023	90,761,081	$90	$839,457	$(876,953)	$—	$(37,406)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2021	89,155,311	$89	$833,065	$(811,583)	$—	$21,571
Stock-based compensation expense			1,682			1,682
Issuance of common stock, net	122,562	—	80			80
Unrealized loss on marketable securities					(18)	(18)
Net loss				(24,422)		(24,422)
Balance at June 30, 2022	89,277,873	$89	$834,827	$(836,005)	$(18)	$(1,107)

The accompanying notes are an integral part of these unaudited, condensed consolidated financial statements.

Infinity Pharmaceuticals, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Organization
Infinity Pharmaceuticals, Inc., is a clinical stage biopharmaceutical company exploring strategic alternatives focused on preserving value for stockholders and advancing eganelisib, also known as IPI-549, an orally administered, clinical-stage, immuno-oncology product candidate that reprograms macrophages through selective inhibition of the enzyme phosphoinositide-3-kinase-gamma, or PI3K-gamma. As used throughout these unaudited, condensed consolidated financial statements, the terms “Infinity,” “we,” “us,” and “our” refer to the business of Infinity Pharmaceuticals, Inc., and its wholly-owned subsidiaries.
2. Merger Preparations and Merger Agreement Termination
On February 22, 2023, we, MEI Pharma, Inc., a Delaware corporation, or MEI, and Meadow Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of MEI, or the Merger Sub, entered into an Agreement and Plan of Merger, or the Merger Agreement, pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub would have merged with and into Infinity, with Infinity continuing as a wholly-owned subsidiary of MEI and the surviving corporation of the merger, which transaction is referred to herein as the Merger.
The Merger was subject to the receipt of certain approvals by the stockholders of Infinity and MEI, as well as other customary closing conditions, including the effectiveness of a registration statement on Form S-4, which was filed with the U.S. Securities and Exchange Commission, or SEC, by MEI on April 27, 2023. We secured stockholder approval for the Merger during our special meeting of stockholders held on July 14, 2023. At its special meeting of stockholders held on July 23, 2023, MEI did not obtain MEI stockholder approval for the Merger or approval for an adjournment of the special meeting and the Merger Agreement terminated as of July 23, 2023.
3. Basis of Presentation
These condensed consolidated financial statements include the accounts of Infinity and its wholly-owned subsidiaries. We have eliminated all significant intercompany accounts and transactions in consolidation.
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals and revisions of estimates, considered necessary for a fair presentation of the accompanying condensed consolidated financial statements have been included. Interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023.
The information presented in the condensed consolidated financial statements and related footnotes at June 30, 2023, and for the three and six months ended June 30, 2023 and 2022, is unaudited, and the condensed consolidated balance sheet amounts and related footnotes at December 31, 2022 have been derived from our audited financial statements. For further information, please refer to the consolidated financial statements and accompanying footnotes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 28, 2023, which we refer to as our 2022 Annual Report on Form 10-K.
Liquidity and Going Concern
As of June 30, 2023, we had cash and cash equivalents of $17.7 million. We have primarily incurred operating losses since inception and have relied on our ability to fund our operations through collaboration and license arrangements, or other strategic arrangements, and through the sale of our common stock.
As of June 30, 2023, we had an accumulated deficit of $877.0 million and during the six months ended June 30, 2023, used $20.6 million in cash and cash equivalents to fund operating activities. We expect to continue to incur substantial operating losses and negative cash flows from operations for the foreseeable future. These conditions raise substantial doubt about our ability to continue as a going concern for at least twelve months from the date these condensed consolidated financial statements are issued on August 10, 2023.

As a result of the termination of the Merger Agreement, we have resumed the process of evaluating potential strategic transactions, including determining whether there is potential to sell the company or its assets. If we are unable to enter into another transaction, or potentially even if we do enter into another transaction, our board of directors would likely conclude that it is in the best interest of stockholders to pursue a wind-down of remaining operations, a liquidation of remaining assets, and a dissolution of our company through a bankruptcy proceeding or otherwise. In such case, there would be no assurances as to the amount or timing of available cash remaining, if any, to distribute to stockholders after paying our obligations and setting aside funds for reserves.
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

	At June 30,
	2023	2022
Stock options	11,477,135	15,091,829
Non-vested restricted stock units	1,699,147	50,000
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
5. Stock-Based Compensation
Total stock-based compensation expense related to all equity awards for the three and six months ended June 30, 2023 and 2022 was composed of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Research and development	$443	$279	$846	$554
General and administrative	413	536	1,784	1,128
Total stock-based compensation expense	$856	$815	$2,630	$1,682
As of June 30, 2023, we had approximately $5.1 million of total unrecognized compensation cost related to unvested common stock options, restricted stock units and awards under our 2013 Employee Stock Purchase Plan, which is expected to be recognized over a weighted-average period of 1.7 years.
During the six months ended June 30, 2023, our board of directors approved a strategic restructuring of the Company. As a result of the restructuring activities, the vesting conditions for several outstanding equity awards were accelerated, which resulted in additional stock-based compensation expense being recognized during the period. For the six months ended June 30, 2023, the stock-based compensation expense above includes $0.8 million of expense directly related to the restructuring activities. For the three months ended June 30, 2023, stock-based compensation expense recognized during the period was not impacted by our restructuring activities. See Note 13 for further discussion of the strategic restructuring.
Stock Options
No options were granted during the six months ended June 30, 2023. During the six months ended June 30, 2022, we granted options to purchase 2,776,324 shares of our common stock at a weighted average fair value of $1.11 per share and a weighted average exercise price of $1.37 per share. For the three and six months ended June 30, 2023 and 2022, the fair values were estimated using the Black-Scholes valuation model using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Risk-free interest rate	—	3.0%	—	2.0%
Expected annual dividend yield	—	—	—	—
Expected stock price volatility	—	102.2%	—	105.2%
Expected term of options	—	5.5 years	—	5.9 years
Restricted Stock Units
From time to time, we grant restricted stock units, or RSUs, to employees. RSUs awarded to employees contain a mix of service and performance conditions. Stock-based compensation expense related to RSUs with service conditions is recognized on a straight-line basis over the requisite service period of the award, which is generally equal to the vesting period of the award. Stock-based compensation expense related to RSUs with performance conditions is recognized when it is deemed probable that the performance condition will be met. The fair value of RSUs awarded is estimated to be equal to the closing price of our common stock on the date of grant. No RSUs were granted during the six months ended June 30, 2023 and 2022.
During the six months ended June 30, 2023, we recognized $0.5 million in stock-based compensation expense related to RSUs with performance conditions. During the six months ended June 30, 2022, we did not recognize any stock-based compensation expense related to RSUs with performance conditions.

6. Cash, Cash Equivalents and Available-for-Sale Securities
As of June 30, 2023 and December 31, 2022, we had cash and cash equivalents of $17.7 million and $38.3 million, respectively. We have not incurred any unrealized gains or losses on our cash and cash equivalents balances as of June 30, 2023 and December 31, 2022.
During the six months ended June 30, 2022, we held debt securities classified as available-for-sale securities. We had no material realized gains or losses on our available-for-sale securities for the three and six months ended June 30, 2022. We held no such securities during the six months ended June 30, 2023.
7. Fair Value
We measure certain financial instruments at fair value on a recurring basis. Our assets which are required to be measured on a recurring basis consist of cash and cash equivalents totaling $17.7 million and $38.3 million as of June 30, 2023 and December 31, 2022, respectively. Our liabilities which are required to be measured on a recurring basis consist of a warrant liability in the amount of $0.2 million as of December 31, 2022. We did not have any liabilities that are required to be measured on a recurring basis as of June 30, 2023.
Cash and cash equivalents, which are measured using Level 1 inputs, consist of highly liquid deposit accounts and money market funds that are intended to consistently transact at a target net asset value of $1.00. Accordingly, the carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents approximate their fair value.
Warrant liability relates to potential future warrants that may be issued. The fair value of the warrant liability on the date of the commitment and on each re-measurement date for those warrants classified as liabilities was estimated using the Monte Carlo simulation model, which involves a series of simulated future stock price paths over the remaining life of the commitment. The fair value is estimated by taking the average of the fair values under each of many Monte Carlo simulations. The fair value estimate is affected by our stock price, as well as estimated future financing needs, including timing and sources of the financing and subjective variables including expected stock price volatility over the remaining life of the commitment and risk-free interest rate. Due to the nature of these inputs, the valuation of the warrants is considered a Level 3 measurement. The fair value of the warrant liability as of December 31, 2022 has been included in accrued expenses and other current liabilities on our condensed consolidated balance sheet. Our obligation to issue the warrants described above expired on January 8, 2023 and therefore, no warrant liability exists as of June 30, 2023. See Note 10 for further discussion of the accounting for the warrants.
There have been no changes to our valuation methods of available-for-sale securities during the six months ended June 30, 2023. We had no available-for-sale securities that were classified as Level 3 at any point during the six months ended June 30, 2023 or during the year ended December 31, 2022.
The carrying amounts reflected in the condensed consolidated balance sheets for prepaid expenses and other current assets, other assets, accounts payable and accrued expenses and other current liabilities approximate their fair value due to their short-term maturities.
8. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	June 30, 2023	December 31, 2022
	(in thousands)
Prepaid expenses	$1,785	$1,429
Other current assets	377	560
Total prepaid expenses and other current assets	$2,162	$1,989

9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	June 30, 2023	December 31, 2022
	(in thousands)
Accrued clinical	$4,714	$4,290
Accrued compensation and benefits	1,224	605
Accrued professional services	1,137	785
Accrued development	855	335
Accrued consulting	301	742
Accrued restructuring costs	45	—
Liability related to sale of future royalties, net, current portion	1,252	1,218
Operating lease liability, current portion	633	593
Other	401	655
Total accrued expenses and other current liabilities	$10,562	$9,223
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

The following table shows the activity within the liability account for the six months ended June 30, 2023:

June 30, 2023
(in thousands)
Liability related to sale of future royalties, net - beginning balance	$26,818
Non-cash royalty revenue	(695)
Non-cash interest expense recognized	77
Liability related to sale of future royalties, net - ending balance	26,200
Less: current portion	(1,252)
Liability related to sale of future royalties, net, less current portion	$24,948
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
We recognized the proceeds received under the BVF Funding Agreement as a liability that will be amortized using the effective interest method over the life of the arrangement. We recorded the receipt of the $20.0 million Upfront Purchase Price as a liability, net of debt issuance costs of approximately $0.4 million and warrant liability of $0.3 million. We are not obligated to repay any of the proceeds received under the BVF Funding Agreement. In order to determine the amortization of the liability, we are required to estimate the total amount of potential future net royalty payments to be made by Sol-Gel to the Buyer over the term of the BVF Funding Agreement. The total estimated net royalties to be paid, less the net proceeds received, will be recorded as interest expense over the life of the liability. Interest and debt discount amortization expense is reflected as non-cash interest expense for the three and six months ended June 30, 2023 and 2022 in our condensed consolidated statements of operations and comprehensive loss. Over the course of the BVF Funding Agreement, the actual interest rate will be affected by the amount and timing of royalty revenue recognized, if any, and changes in forecasted royalty revenue. There are a number of factors that could materially affect the amount and timing of royalty payments from Sol-Gel, none of which are within our control. On a quarterly basis, we will reassess the effective interest rate and adjust the rate prospectively as needed.
The following table shows the activity within the liability account for the six months ended June 30, 2023:

June 30, 2023
(in thousands)
Liability related to sale of future royalties, net - beginning balance	$21,613
Non-cash interest expense recognized	13
Liability related to sale of future royalties, net - ending balance	$21,626

For so long as we have not exercised an option to repurchase the Buyer’s equity interest under the BVF Funding Agreement, (a) if, during the 36-month period following the BVF Closing Date, we issued a specified number of shares of our common stock, which we refer to as the Warrant Threshold, and (b) any shares in excess of the Warrant Threshold were issued for consideration to us of less than $3.75 per share (as adjusted for any stock splits, reverse stock splits or other similar recapitalization events), or the Threshold Price, then we were obligated to issue to BVF warrants to purchase a number of shares of our common stock. Such warrants would equal 50% of the number of qualifying shares at an exercise price equal to 1.5 times the price per share of such qualifying shares issued. The requirement to issue warrants to BVF did not apply to certain issuances of our common stock. Our obligation to issue warrants to BVF under these terms expired on January 8, 2023 without any warrants being issued to BVF.
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
Operating Lease Liability
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
Beginning August 1, 2019, or the Rent Commencement Date, the total base rent of the Lease was $47,961 per month and increases by approximately 3% on each anniversary of the Rent Commencement Date until the Expiration Date. In addition to the base rent, we are also responsible for our share of the operating expenses, insurance, real estate taxes and certain capital costs, and we are responsible for utility expenses in the Leased Premises, all in accordance with the terms of the Lease. Pursuant to the terms of the Lease, we provided a security deposit in the form of a letter of credit in the initial amount of $300,000, which was reduced to $150,000 during the year ended December 31, 2021 in accordance with the terms of the Lease. The remaining portion of the security deposit plus the associated bank fee of $7,500 is included on our condensed consolidated balance sheet as restricted cash as of June 30, 2023. The Landlord provided a lease incentive allowance of $0.6 million to fund certain improvements made by us to the Leased Premises.
As of June 30, 2023, future minimum lease payments of our operating lease liabilities are approximately $0.7 million.
Legal Proceedings
On May 3, 2023, a putative stockholder complaint was filed in the United States District Court for the Southern District of New York, captioned Childress v. Infinity Pharmaceuticals, Inc., et al. The complaint names as defendants Infinity and each member of the board of directors, or the Board. The complaint alleges, among other things, that Infinity and each member of the Board violated federal securities laws and regulations through a registration statement intended to induce them to vote in favor of the transaction that purportedly omits material facts necessary to make the statements therein not false or misleading. The complaint seeks, among other relief, (i) injunctive relief preventing the consummation of the proposed transaction; (ii) rescission or rescissory damages in the event the proposed transaction is consummated; (iii) other damages purportedly incurred on account of defendants’ alleged misstatements or omissions; (iv) dissemination of an amendment to the registration statement that discloses certain information requested by the plaintiff; and (v) an award of plaintiff’s expenses and attorneys’ fees. We believe that the allegations asserted in the complaint are without merit. However, we cannot predict the outcome of this matter, nor can we estimate possible losses or a range of losses that may result from this matter.

On June 15, 2023, a second putative stockholder complaint was filed in the United States District Court for the District of Delaware, captioned Kent v. Infinity Pharmaceuticals, et al. The complaint names as defendants Infinity and each member of the Board. The complaint similarly alleges, among other things, that Infinity and each member of the Board violated the federal securities laws and regulations through a registration statement intended to induce them to vote in favor of the transaction that purportedly omits material facts necessary to make the statements therein not false or misleading. The complaint seeks, among other relief, (i) injunctive relief preventing the consummation of the proposed transaction until they provide the information requested therein; (ii) rescission or rescissory damages in the event the proposed transaction is consummated; (iii) a declaration that defendants violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended; (iv) an award of costs, including reasonable attorneys’ and experts’ fees; and (v) any other relief deemed proper. We believe that the allegations asserted in the complaint are without merit. However, we cannot predict the outcome of this matter, nor can we estimate the possible losses or range of losses that may result from this matter.
12. Strategic Agreements
We have worldwide development and commercialization rights to eganelisib, subject to certain obligations to our licensor, Takeda Pharmaceutical Company Limited, or Takeda, as described in more detail below. Additionally, we are obligated to pay Mundipharma International Corporation Limited, or Mundipharma, and Purdue Pharmaceutical Products L.P., or Purdue, a 4% royalty in the aggregate on worldwide net sales of products that were previously subject to our strategic alliance with Mundipharma and Purdue that was terminated in 2012. Such products include eganelisib; duvelisib, the PI3K delta and gamma inhibitor that we licensed to Verastem in 2016, the rights to which Verastem sold to Secura Bio in 2020; and IPI-926, or patidegib, part of the hedgehog inhibitor program we licensed to PellePharm in 2013, and which license is now held by Sol-Gel. We refer to such royalties as Trailing Mundipharma Royalties. After Mundipharma and Purdue have recovered approximately $260.0 million in royalty payments from all products that were previously subject to the strategic alliance, which represents the funding paid to us for research and development services performed by us under this strategic alliance, the Trailing Mundipharma Royalties will be reduced to a 1% royalty on net sales in the United States of such products. As of June 30, 2023, Mundipharma and Purdue have recovered $4.1 million.
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
Duvelisib
Pursuant to the Takeda Agreement, prior to March 4, 2019, we were obligated to share equally with Takeda all revenue arising from certain qualifying transactions for duvelisib, including the Secura Bio Agreement, subject to certain exceptions including revenue we receive as reimbursement for duvelisib research and development expenses. On March 4, 2019, we entered into the fourth amendment to the Takeda Agreement, or the Takeda Amendment. Pursuant to the Takeda Amendment, Takeda agreed (i) to the sale of certain royalty payments based on worldwide annual net sales of Licensed Products under the Secura Bio Agreement to HCR, (ii) to forego its rights to an equal share of the royalties due from Secura Bio during the term of the HCR Agreement, and (iii) not to seek any payment from HCR with respect to the royalties owed to Takeda. As consideration for the Takeda Amendment, we paid Takeda $6.7 million representing 25% of the $30.0 million in gross proceeds we received from the closing of the HCR Agreement, net of 25% of the expenses incurred by us in connection with the HCR Agreement. In addition, we agreed to pay Takeda 25% of the royalties that would have been payable to us by Secura Bio but for the consummation of the HCR Agreement, which we refer to as the Interim Obligation. During each of the six months ended June 30, 2023 and 2022, we recognized $0.2 million of Interim Obligation amounts owed to Takeda as royalty expense.
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
13. Restructuring
On February 22, 2023, in conjunction with their approval of the Merger Agreement, our board of directors approved a strategic restructuring to preserve our resources. As a result, we reduced our overall headcount by four positions, representing approximately 13% of our workforce at the time we entered into the Merger Agreement. During the six months ended June 30, 2023, we incurred restructuring charges consisting of severance payments, employee benefits and related taxes, and stock-based compensation. The workforce reduction was completed on March 31, 2023.

The following table summarizes the financial impact of the restructuring activities on our operating expenses and cash flows for the six months ended June 30, 2023 and the current liability remaining on our balance sheet as of June 30, 2023:

	Charges incurred during the six months ended June 30, 2023	Amounts paid during the six months ended June 30, 2023	Less non-cash charges incurred during the six months ended June 30, 2023	Accrued restructuring costs as of June 30, 2023
	(in thousands)
Employee severance, benefits and related taxes	$887	$842	$—	$45
Stock-based compensation	821	—	821	—
Total restructuring	$1,708	$842	$821	$45
During the six months ended June 30, 2023, we recognized $1.7 million of expense related to restructuring activities of which $1.6 million is included in general and administrative expense and $0.1 million is included in research and development expense.

On July 24, 2023, as a result of the termination of the Merger Agreement, our board of directors approved a further strategic restructuring, including a headcount reduction in order to preserve our resources. See Note 15 for discussion of the July 2023 restructuring activities.
14. Stockholders’ (Deficit) Equity
Common Stock Sales Facility

On June 28, 2019, we entered into a Capital on Demand Sales Agreement with JonesTrading Institutional Services LLC, or JonesTrading, and on July 29, 2019 we amended and restated the sales agreement to add B. Riley Securities (f/k/a B. Riley FBR, Inc.), or B. Riley Securities, as a party to the agreement. On July 27, 2021, we entered into an amendment to the agreement to increase the maximum aggregate offering price of the shares of common stock that we may issue and sell from time to time under the agreement by $75.0 million to an aggregate of $95.0 million. We refer to the amended and restated sales agreement, as amended, as the ATM Sales Agreement. During the year ended December 31, 2022, a portion of the aggregate offering price totaling $11.8 million expired without sale. As of June 30, 2023, we had an aggregate of $75.0 million available for future sales. Pursuant to the ATM Sales Agreement we may offer and sell shares of our common stock from time to time through JonesTrading or B. Riley Securities, each acting as our sales agent. We have agreed to pay commissions to the sales agents for their services in acting as agents in the sale of our common stock in the amount of up to 3.0% of the gross proceeds from sales of our common stock pursuant to the ATM Sales Agreement. Sales of shares of our common stock under the ATM Sales Agreement may be made by any method that is deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. With our prior written approval, JonesTrading or B. Riley Securities may also sell the shares by any other method permitted by law, including in negotiated transactions. We and JonesTrading or B. Riley Securities may suspend or terminate the offering of shares upon notice to the other parties and subject to other conditions. During the three and six months ended June 30, 2023 and 2022, we did not sell any shares under the ATM Sales Agreement.
15. Subsequent Event
As discussed in Note 2, on July 23, 2023, the stockholders of MEI voted against the approval of the Merger and the Merger Agreement terminated on July 23, 2023.
Following the termination of the Merger Agreement, on July 24, 2023, our board of directors approved a strategic restructuring to preserve our resources. As a result, we will reduce our overall headcount by 21 positions, representing approximately 78% of our workforce. We expect to incur approximately $2.5 million and $0.9 million in total restructuring charges in research and development expenses and general and administrative expenses, respectively, during the third quarter of 2023. These charges primarily consist of severance payments, employee benefits and related taxes, and write-off of prepaid expenses and other assets for services that are no longer expected to continue. Of the aggregate restructuring costs, we expect approximately $3.4 million to be settled through future cash expenditures. We expect the workforce reduction will be substantially complete by the end of the third quarter of 2023.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis and set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements, based on current expectations and related to future events and our future financial and operational performance, that involve risks and uncertainties. For a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis, you should review the discussion under the heading “Summary of Risk Factors” and the risk factors detailed further in Item 1A, "Risk Factors" of Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2022, and those included under Part II, Item 1A of both the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, filed with the U.S. Securities and Exchange Commission, or SEC, on May 9, 2023, and this Quarterly Report on Form 10-Q.
Business Overview
We are a clinical stage biopharmaceutical company exploring strategic alternatives focused on preserving value for stockholders and advancing eganelisib, also known as IPI-549, an orally administered, clinical-stage, immuno-oncology product candidate that reprograms macrophages through selective inhibition of the enzyme phosphoinositide-3-kinase-gamma, or PI3K-gamma. We have retained worldwide development and commercialization rights to eganelisib, subject to certain success-based milestone payment obligations to our licensor, Takeda Pharmaceutical Company Limited, or Takeda, which are described in more detail as described in Part I, Item 1, Note 12, “Strategic Agreements.”
Selective inhibition of PI3K-gamma by eganelisib has been shown in preclinical studies to reprogram macrophages from a pro-tumor, immunosuppressive function, to an anti-tumor, immune activating function and to enhance the activity of, and overcome resistance to, checkpoint inhibitors. These preclinical findings indicate that eganelisib may have the potential to treat a broad range of solid tumors and represents a potentially additive or synergistic approach to restoring anti-tumor immunity in combination with other immunotherapies such as checkpoint inhibitors. Further, preclinical studies showed that eganelisib significantly inhibited the regrowth of tumors that can occur following treatment with chemotherapy.
Merger Agreement Termination
On February 22, 2023, we, MEI Pharma, Inc., a Delaware corporation, or MEI, and Meadow Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of MEI, or the Merger Sub, entered into an Agreement and Plan of Merger, or the Merger Agreement, pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub would have merged with and into Infinity, with Infinity continuing as a wholly-owned subsidiary of MEI and the surviving corporation of the merger, which transaction is referred to herein as the Merger.
The Merger was subject to the receipt of certain approvals by our stockholders and MEI’s stockholders, as well as other customary closing conditions, including the effectiveness of a registration statement on Form S-4, which was filed with the SEC by MEI on April 27, 2023. We secured stockholder approval for the Merger during our special meeting of stockholders held on July 14, 2023. At its special meeting of stockholders held on July 23, 2023, MEI did not obtain MEI stockholder approval for the Merger or approval for an adjournment of the special meeting and the Merger Agreement terminated as of July 23, 2023. Pursuant to the terms of the Merger Agreement, we believe MEI is required to reimburse us in the amount of $1.0 million for reasonable out of pocket fees and expenses incurred in connection with the transactions contemplated by the Merger Agreement. We also believe that if, within 12 months after such termination of the Merger Agreement, MEI enters into an acquisition agreement providing for, or consummates, certain alternative transactions, MEI would be obligated to pay a $4.0 million termination fee to us.
Because the Merger was not completed, our board of directors is actively seeking an alternative transaction to preserve value for stockholders and advance the development of eganelisib. Based on the strength of the eganelisib data generated across several tumor types to date, our board of directors continues to believe in the value of eganelisib and will explore alternatives intended to realize this near-term value creation opportunity. We have engaged SSG Capital Advisors LLC to lead this process. If we are unable to enter into another transaction, or potentially even if we do enter into another transaction, our board of directors would likely conclude that it is in the best interest of stockholders to pursue a wind-down of remaining operations, a liquidation of remaining assets, and a dissolution of our company through a bankruptcy proceeding or otherwise. In such case, there would be no assurances as to the amount or timing of available cash remaining, if any, to distribute to stockholders after paying our obligations and setting aside funds for reserves.
On July 25, 2023, in an effort to conserve resources and preserve value for stockholders during this process, we announced that we have undertaken the following cost saving measures:

•A reduction in force of 21 employees or approximately 78% of our workforce.
•A reduction in the size of the board from eight members to five, with Dr. Brian Schwartz, Dr. Samuel Agresta, and Mr. Sujay Kango departing.
•The remaining five members of the board have agreed to serve without compensation for the remainder of their board service.
The reduction in force and other value preservation measures are expected to result in a one-time charge of $3.4 million in severance and restructuring costs in the third quarter of 2023.
Clinical Development Overview
In parallel with pursuing the Merger, we continued to prepare for the post-Merger combined company by advancing plans to initiate MARIO-8, a global, randomized, controlled Phase 2 clinical trial of eganelisib plus pembrolizumab versus pembrolizumab for the potential treatment of first line relapsed or metastatic head and neck squamous cell carcinoma, or HNSCC. Because the Merger was not completed, we do not have sufficient resources to pursue additional clinical development of eganelisib, however we believe the clinical development we have conducted of eganelisib to date has the potential to make the program an attractive asset for potential sale. Following FDA feedback, the final protocol for MARIO-8 has been submitted to the FDA. The adaptive design of the MARIO-8 study is intended to optimize the dose of the oral drug candidate, eganelisib, in combination with the standard dose of pembrolizumab, in 40-70 patients in Part A of the study. The dose optimization phase of the study is designed to evaluate two dose regimens of eganelisib; a 30 mg regimen, dosed daily for two out of every three weeks, and a 20 mg regimen, with continuous daily dosing. Part B of the study is designed to evaluate the selected eganelisib dose in combination with pembrolizumab in approximately 100 additional patients, with a primary endpoint of overall survival and secondary endpoints of progression free survival and safety. This study is intended to address a clear medical need, as patients with recurrent or metastatic HNSCC with a PD-L1 combined positive score, or CPS, of 1 or greater have relatively short median progression free survival (3.2 months) and overall survival (12.3 months) when treated with pembrolizumab monotherapy. CPS is a scoring system used to determine the proportion of cells (including tumor and immune cells) that stain positive for PD-L1 relative to all viable tumor cells.
MARIO-8 follows an encouraging signal from our prior studies investigating eganelisib:
•MARIO- 1 (MAcrophage Reprogramming in Immuno-Oncology-1), our Phase 1/1b clinical study designed to evaluate the safety, tolerability, pharmacokinetics, pharmacodynamics, and activity for eganelisib — both as a monotherapy and in combination with nivolumab — in 224 patients with advanced solid tumors. As of the study’s December 13, 2021 database lock, the median progression free survival, or mPFS, rate of 3.7 months (1.9, 5.5) was observed in the HNSCC cohort in patients with immediate prior progression on checkpoint inhibitor therapy.
•MARIO-3, our multi-arm Phase 2 study designed to evaluate eganelisib in the front-line treatment for metastatic triple negative breast cancer, or mTNBC, and metastatic renal cell carcinoma, or mRCC. The mTNBC cohort is evaluating eganelisib in combination with atezolizumab, an anti-PD-L1 monoclonal antibody also known as Tecentriq®, and nab-paclitaxel, an albumin-bound chemotherapy drug also known as Abraxane®, in approximately 60 patients with unresectable locally advanced or mTNBC. The mRCC cohort is evaluating eganelisib in combination with atezolizumab and bevacizumab, also known as Avastin®, in approximately 30 patients with mRCC. Patients from all cohorts are now off study.
•MARIO-275, our global, randomized, placebo-controlled Phase 2 study evaluating the effect of adding eganelisib to nivolumab, also known as Opdivo®, in checkpoint-naïve advanced urothelial cancer, or UC, patients whose cancer has progressed or recurred following treatment with platinum-based chemotherapy. Nivolumab is an immune checkpoint inhibitor therapy commercialized by Bristol Myers Squibb Company, or BMS, that targets programmed death receptor 1, or PD-1, a checkpoint protein that helps regulate the body’s immune system. MARIO-275 is complete and all sites have been closed.

Alliances, Collaborations, and Other Arrangements
We have primarily incurred operating losses since inception and have funded our operations through collaboration and license arrangements or other strategic arrangements, as well as through the sale of securities or incurring debt. Such arrangements have provided access to breakthrough science, significant research and development support and funding, supply of clinical trial materials, and innovative drug development programs, all intended to help us realize the full potential of our product pipeline.
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
Potential Nasdaq Delisting
On June 27, 2023, we received a letter from the Listing Qualifications Department, or the Staff, of The Nasdaq Stock Market LLC, or Nasdaq, notifying us that the Staff has determined to delist our common stock from The Nasdaq Global Select Market due to our not having regained compliance with Nasdaq Listing Rule 5450(a)(1), or the Minimum Bid Requirement, during the 180-calendar-day period, or the Compliance Period, following the deficiency letter we received from the Staff on December 28, 2022, regarding our noncompliance with the Minimum Bid Requirement, as previously disclosed. The Minimum Bid Requirement requires Nasdaq-listed securities to maintain a minimum bid price of $1.00 per share, and for us to regain compliance with the Minimum Bid Requirement, the closing bid price of our common stock would have had to have been at least $1.00 per share for a minimum of ten consecutive business days during the Compliance Period (with Nasdaq having discretion to monitor a company for as long as 20 consecutive business days before deeming the company to be in compliance).
On July 5, 2023, we timely requested a hearing for appeal of the Staff’s determination to a Hearings Panel, or the Panel, pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series. The hearing request automatically stayed the suspension and/or delisting of our common stock pending completion of the hearing and the expiration of any additional extension period granted by the Panel following the hearing. Pursuant to the Nasdaq Listing Rules, the Panel has the discretion to grant an extension through a date no later than December 26, 2023. There can be no assurance that our appeal would be successful, or that we would not withdraw the appeal if we conclude there is no opportunity for us to prevail. We expect that a withdrawal of the appeal would result in the prompt delisting of our shares from Nasdaq.

Financial Overview
Going Concern
We believe that there is substantial doubt about our ability to continue as a going concern for at least twelve months from the date these condensed consolidated financial statement are issued on August 10, 2023, and we expect continuing operations beyond the near term would require additional liquidity. The conditions which raise substantial doubt about our ability to continue as a going concern are discussed in the sections below titled “Liquidity and Capital Resources” and “Capital Requirements.”
Revenue
To date, all of our revenue has been generated under collaboration agreements, including payments to us of upfront license fees, funding or reimbursement of research and development efforts, milestone payments if specified objectives are achieved, and/or royalties on product sales and we expect that any potential future revenue will be similarly generated under such collaboration agreements.

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
Due to the termination of the Merger Agreement and our subsequent reduction in force, we expect our research and development expense, excluding expenses arising from restructuring activities, to be reduced in future periods as we explore strategic alternatives.
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
There have been no material changes to our critical accounting policies during the six months ended June 30, 2023. Please refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2022 Annual Report on Form 10-K for a discussion of our critical accounting policies and significant judgments and estimates.
Results of Operations
The following table summarizes our results of operations for each of the three and six months ended June 30, 2023 and 2022, together with the change in these items in dollars and as a percentage:

	Three Months Ended June 30,		$ Change	% Change
	2023	2022
	(in thousands)
Royalty revenue	$583	$686	$(103)	(15)%
Research and development expense	6,597	8,795	(2,198)	(25)%
General and administrative expense	3,754	3,495	259	7%
Royalty expense	352	414	(62)	(15)%
Investment and other income	209	77	132	171%
Non-cash interest expense	(45)	(45)	—	—%
Net loss	(9,956)	(11,986)	2,030	(17)%

	Six Months Ended June 30,		$ Change	% Change
	2023	2022
	(in thousands)
Royalty revenue	$1,314	$1,338	$(24)	(2)%
Research and development expense	12,450	17,785	(5,335)	(30)%
General and administrative expense	9,698	7,171	2,527	35%
Royalty expense	793	807	(14)	(2)%
Investment and other income	716	93	623	670%
Non-cash interest expense	(90)	(90)	—	—%
Net loss	(21,001)	(24,422)	3,421	(14)%

Revenue
Royalty revenue for both the three and six months ended June 30, 2023 and 2022 is related to royalties from Secura Bio and Verastem on net sales of duvelisib. A portion of royalties received is owed to Mundipharma International Corporation Limited, or Mundipharma, and Purdue Pharmaceutical Products L.P., or Purdue. We refer to such portion as the Trailing Mundipharma Royalties (see Note 12 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). We and HealthCare Royalty Partners III, L.P., or HCR, entered into a purchase and sale agreement in March 2019, or the HCR Agreement, pursuant to which HCR acquired our interest in royalties received from Verastem and Secura Bio on net sales of duvelisib, less the Trailing Mundipharma Royalties (see Note 10 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q).
Research and Development Expense
Research and development expense decreased for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 primarily due to a decrease in clinical development expenses of $1.3 million, a decrease in consulting expense of $0.7 million and a decrease in recruiting expense of $0.2 million as a result of a reduction in clinical trial activity and our efforts to conserve financial resources.
Research and development expense decreased for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 primarily due to a decrease in clinical development expenses of $4.4 million, a decrease in consulting expense of $1.0 million and a decrease in recruiting expense of $0.1 million as a result of a reduction in clinical trial activity and our efforts to conserve financial resources. The decreases in these costs were offset in part by an increase of $0.3 million in stock-based compensation expense driven primarily by the timing of equity awards granted to employees.
We track and accumulate expenses by major program. These expenses primarily relate to payroll and related expenses for personnel working on the programs, process development and manufacturing, preclinical toxicology studies, clinical trial costs and allocated costs of facilities. During the three months ended June 30, 2023 and 2022, we estimated that we incurred $6.6 million and $8.8 million, respectively, on eganelisib. During the six months ended June 30, 2023 and 2022, we estimated that we incurred $12.5 million and $17.8 million, respectively, on eganelisib.
General and Administrative Expense
General and administrative expense increased for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 primarily due to an increase in professional services of $0.9 million driven by costs incurred in our efforts to complete the Merger with MEI. These costs were partially offset by a decrease in compensation expense of $0.4 million due to a decrease in employee headcount and a decrease in consulting expenses of $0.2 million.
General and administrative expense increased for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 due to an increase in professional services of $1.7 million and an increase of $0.2 million in consulting expenses. The increases in professional services and consulting expenses were primarily driven by our due diligence efforts prior to entering in the Merger Agreement with MEI, as well as costs incurred after entering into the Merger Agreement as part of our efforts to complete the Merger with MEI. Additionally, compensation expense increased by $0.8 million compared to the prior period primarily as a result of $1.6 million in restructuring charges recognized during the first quarter of 2023. These costs were partially offset by reduced compensation expense as a result of a decrease in employee headcount.
Royalty Expense
Royalty expense for both periods is related to royalties paid to Mundipharma, Purdue and Takeda on net sales of duvelisib by Secura Bio and Verastem.
Investment and Other Income
Investment and other income increased for both the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022, respectively, in part as a result of higher yields on our cash and investments. Additionally, during the six months ended June 30, 2023 we recognized a one-time gain of $0.2 million on the expiration of our prior warrant liability.

Non-cash Interest Expense
Non-cash interest expense for the three and six months ended June 30, 2023 was the result of the sale of future royalties in relation to the HCR Agreement and BVF Funding Agreement, which we recognized as liabilities that are being amortized using the effective interest method over the life of the arrangements (see Note 10 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q). Over the course of the arrangements, the non-cash interest expense will be affected by the amount and timing of estimated royalty revenue, if any. We reassess the effective interest rate on a quarterly basis and adjust the rate prospectively as needed.
Liquidity and Capital Resources
We have primarily incurred operating losses since inception. Our net loss was $21.0 million and $24.4 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $877.0 million. As we have no approved products and have not generated any revenue from product sales to date, we have instead relied on the proceeds from sales of equity securities, sales of future royalties, issuances of debt, interest on investments, upfront license fees, expense reimbursements, milestones, royalties and cost sharing under our collaborations to fund our operations. As we have reduced our drug discovery, preclinical development and clinical development efforts, we do not expect to generate any revenue from product sales in the future and will not achieve profitability. We expect to continue to incur substantial operating losses and negative cash flows from operations for the foreseeable future as we evaluate strategic alternatives. If we are unable to enter into another transaction, or potentially even if we do enter into another transaction, our board of directors would likely conclude that it is in the best interest of stockholders to pursue a wind-down of remaining operations, a liquidation of remaining assets, and a dissolution of our company through a bankruptcy proceeding or otherwise. In such case, there would be no assurances as to the amount or timing of available cash remaining, if any, to distribute to stockholders after paying our obligations and setting aside funds for reserves. These conditions raise substantial doubt about our ability to continue as a going concern.
The following table summarizes the components of our financial condition:

	June 30, 2023	December 31, 2022
	(in thousands)
Cash and cash equivalents	$17,746	$38,313
Working capital	7,844	26,674

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Cash (used in) provided by:
Operating activities	$(20,583)	$(24,130)
Investing activities	—	(10,786)
Financing activities	16	28

Cash Flows
For the six months ended June 30, 2023 compared to the six months ended June 30, 2022, our cash used in operating activities decreased primarily due to decreased operating expenses driven by decreased clinical trial activity combined with our efforts to conserve our financial resources leading up to and after the time that we entered in the Merger Agreement with MEI. Our cash used in operating activities in future periods may vary significantly.
During the six months ended June 30, 2023, we did not use or receive any cash from investing activities. Comparatively, during the six months ended June 30, 2022 we used $10.8 million in cash for investing activities primarily for net purchases of available-for-sale securities.
During the six months ended June 30, 2023 and 2022, we received nominal amounts in cash from the issuance of common stock to employees.

February 2023 Restructuring
On February 22, 2023, in conjunction with their approval of the Merger Agreement, our board of directors approved a strategic restructuring to preserve our resources. As a result, we reduced our overall headcount by four positions, representing approximately 13% of our workforce at the time we entered into the Merger Agreement. During the six months ended June 30, 2023 we incurred restructuring charges consisting of severance payments, employee benefits and related taxes, and stock-based compensation. The workforce reduction was completed on March 31, 2023.
The following table summarizes the financial impact of the restructuring activities on our operating expenses and cash flows for the six months ended June 30, 2023 and the current liability remaining on our balance sheet as of June 30, 2023:

	Charges incurred during the six months ended June 30, 2023	Amounts paid during the six months ended June 30, 2023	Less non-cash charges incurred during the six months ended June 30, 2023	Accrued restructuring costs as of June 30, 2023
	(in thousands)
Employee severance, benefits and related taxes	$887	$842	$—	$45
Stock-based compensation	821	—	821	—
Total restructuring	$1,708	$842	$821	$45

On July 24, 2023, as a result of the termination of the Merger Agreement, our board of directors approved further headcount reductions in order to preserve our resources. As a result, we expect to incur approximately $3.4 million in total restructuring charges during the third quarter of 2023. See Note 15 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for discussion of the July 2023 restructuring activities.
Capital Requirements
As a result of the termination of the Merger Agreement and our subsequent reduction in force, we expect our research and development expense, excluding expenses arising from restructuring activities, to be reduced in future periods and we expect our capital requirements for general and administrative expenses may increase in the near term as we explore strategic alternatives.

We expect to incur a one-time charge in the third quarter of 2023 of approximately $3.4 million in restructuring costs in connection with the workforce reduction we announced in July 2023, primarily relating to severance payments and employee benefits. We expect that the amount of cash payments we will be required to make in connection with these restructuring costs will be approximately $3.4 million. See Note 15 of the notes to our unaudited condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for discussion of the July 2023 restructuring activities.

There is substantial doubt about our ability to continue as a going concern for at least twelve months from the date these condensed consolidated financial statements are issued on August 10, 2023, and we expect continuing operations beyond the near term would require additional liquidity. We have no dedicated source of liquidity available other than our ATM Sales Agreement with JonesTrading, as described below, and we may not be able to sell shares of our common stock under such agreement for the foreseeable future. We also believe that it is unlikely that we will be able secure any additional source of liquidity to fund our operations. Accordingly, if we are unable to enter into another transaction, or potentially even if we do enter into another transaction, our board of directors would likely conclude that it is in the best interest of stockholders to pursue a wind-down of remaining operations, a liquidation of remaining assets, and a dissolution of our company through a bankruptcy proceeding or otherwise. In such case, we would be required to pay our obligations and set aside funds for reserves prior to making any distribution to stockholders and there would be no assurances that we would have any assets remaining available for distribution to stockholders in such event.

Equity Offerings
On June 28, 2019, we entered into a Capital on Demand Sales Agreement with JonesTrading Institutional Services LLC, or JonesTrading, and on July 29, 2019 we amended and restated the sales agreement to add B. Riley Securities (f/k/a B. Riley FBR, Inc.), or B. Riley Securities, as a party to the agreement. On July 27, 2021, we entered into an amendment to the agreement to increase the maximum aggregate offering price of the shares of common stock that we may issue and sell from time to time under the agreement by $75.0 million to an aggregate of $95.0 million. We refer to the amended and restated sales agreement, as amended, as the ATM Sales Agreement. During the year ended December 31, 2022, a portion of the aggregate offering price totaling $11.8 million expired without sale. As of June 30, 2023, we had an aggregate of $75.0 million available for future sales. Pursuant to the ATM Sales Agreement we may offer and sell shares of our common stock from time to time through JonesTrading or B. Riley Securities, each acting as our sales agent. We have agreed to pay commissions to the sales agents for their services in acting as agents in the sale of our common stock in the amount of up to 3.0% of the gross proceeds from sales of our common stock pursuant to the ATM Sales Agreement. Sales of shares of our common stock under the ATM Sales Agreement may be made by any method that is deemed to be an “at-the-market offering” as defined in Rule 415(a)(4) promulgated under the Securities Act of 1933, as amended. With our prior written approval, JonesTrading or B. Riley Securities may also sell the shares by any other method permitted by law, including in negotiated transactions. We and JonesTrading or B. Riley Securities may suspend or terminate the offering of shares upon notice to the other parties and subject to other conditions. During the three and six months ended June 30, 2023 and 2022, we did not sell any shares under the ATM Sales Agreement.
Item 3.Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, or the Exchange Act, and are not required to provide the information under this item.
Item 4.Controls and Procedures
Our management, with the participation of our principal executive and financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our principal executive and financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1.Legal Proceedings
On May 3, 2023, a putative stockholder complaint was filed in the United States District Court for the Southern District of New York, captioned Childress v. Infinity Pharmaceuticals, Inc., et al. The complaint names as defendants Infinity and each member of the board of directors, or the Board. The complaint alleges, among other things, that Infinity and each member of the Board violated federal securities laws and regulations through a registration statement intended to induce them to vote in favor of the transaction that purportedly omits material facts necessary to make the statements therein not false or misleading. The complaint seeks, among other relief, (i) injunctive relief preventing the consummation of the proposed transaction; (ii) rescission or rescissory damages in the event the proposed transaction is consummated; (iii) other damages purportedly incurred on account of defendants’ alleged misstatements or omissions; (iv) dissemination of an amendment to the registration statement that discloses certain information requested by the plaintiff; and (v) an award of plaintiff’s expenses and attorneys’ fees. We believe that the allegations asserted in the complaint are without merit. However, we cannot predict the outcome of this matter.

On June 15, 2023, a second putative stockholder complaint was filed in the United States District Court for the District of Delaware, captioned Kent v. Infinity Pharmaceuticals, et al. The complaint names as defendants Infinity and each member of the Board. The complaint similarly alleges, among other things, that Infinity and each member of the Board violated the federal securities laws and regulations through a registration statement intended to induce them to vote in favor of the transaction that purportedly omits material facts necessary to make the statements therein not false or misleading. The complaint seeks, among other relief, (i) injunctive relief preventing the consummation of the proposed transaction until they provide the information requested therein; (ii) rescission or rescissory damages in the event the proposed transaction is consummated; (iii) a declaration that defendants violated Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended; (iv) an award of costs, including reasonable attorneys’ and experts’ fees; and (v) any other relief deemed proper. We believe that the allegations asserted in the complaint are without merit. However, we cannot predict the outcome of this matter, nor can we estimate the possible losses or range of losses that may result from this matter.
Item 1A.Risk Factors
The following risk factors and other information included in this Quarterly Report on Form 10-Q, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and the unaudited condensed consolidated financial statements and related notes, should be carefully considered in evaluating our business. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Therefore, historical operating results, financial and business performance, events and trends are often not a reliable indicator of future operating results, financial and business performance, events or trends. Please see the Cautionary Note Regarding Forward-Looking Information and Industry Data in this Quarterly Report on Form 10-Q for a discussion of some of the forward-looking statements that are qualified by these risk factors. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.
Risks Related to Our Financial Position and Need for Additional Capital
Substantial doubt exists as to our ability to continue as a going concern.
As of June 30, 2023, we had cash and cash equivalents of $17.7 million and an accumulated deficit of $877.0 million and during the six months ended June 30, 2023 we used $20.6 million in cash and cash equivalents to fund operating activities. We expect to continue to incur substantial operating losses and negative cash flows from operations for the foreseeable future. There is substantial doubt about our ability to continue as a going concern for at least twelve months from the date these condensed consolidated financial statements are issued on August 10, 2023, and we expect continuing operations beyond the near term would require additional liquidity. We have not established a source of revenue to fund operating activities and we have no dedicated source of liquidity available other than our ATM Sales Agreement with JonesTrading, and we may not be able to sell shares of our common stock under such agreement for the foreseeable future. We also believe that it is unlikely that we will be able secure any additional source of liquidity to fund our operations. Accordingly, if we are unable to enter into another transaction, or potentially even if we do enter into another transaction, our board of directors would likely conclude that it is in the best interest of stockholders to pursue a wind-down of remaining operations, a liquidation of remaining assets, and a dissolution of our company through a bankruptcy proceeding or otherwise. In such case, we would be required to pay our obligations and set aside funds for reserves prior to making any distribution to stockholders and there would be no assurances that we would have any assets remaining available for distribution to stockholders in such event.
Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations will depend on many factors, many of which are subject to assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Further, changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate. Use of our capital resources sooner than expected would likely force us to terminate our evaluation of strategic alternatives sooner than we expect and cause us to cease operations and wind down the company through bankruptcy or dissolution proceedings.

If we do not successfully identify and consummate a strategic transaction, or potentially even if we do enter into another transaction, we would likely pursue a wind-down of remaining operations, a liquidation of remaining assets and a dissolution of our company through a bankruptcy proceeding or otherwise. In such event, there may be no distribution or minimal distribution to the holders of our common stock, any distribution that may be made may not be made for an extended period of time, and the holders of our common stock risk losing all or a significant portion of their investment.
Our board of directors is actively seeking a strategic transaction to preserve value for all stakeholders and advance the development of eganelisib. However, because any wind-down, liquidation and dissolution will also cause us to bear expenses related to those actions, we would not plan to continue operations until our liquidity reaches zero. There can be no assurance that we will be able to identify a potential counterparty for such a strategic transaction or negotiate and consummate a potential strategic transaction, on terms we find acceptable or at all, during the period of time that our liquidity allows. If we are unable to enter into or consummate such a strategic transaction within that period of time, or potentially even if we do enter into another transaction, our board of directors would likely conclude that it is in the best interest of our stakeholders to wind-down remaining operations, liquidate remaining assets and dissolve our company through a bankruptcy proceeding or otherwise.
If we decide to wind-down remaining operations, liquidate remaining assets and dissolve our company through a bankruptcy proceeding or otherwise, we would be required to pay all of our debts and contractual obligations, and to set aside certain reserves for potential future and contingent claims, prior to any distribution to stockholders. Our debts, contractual obligations and potential future and contingent claims may include (i) regulatory and clinical obligations remaining under our clinical trials; (ii) obligations under our employment and retention agreements with certain employees; (iii) potential litigation against us, and other various claims and legal actions arising in the ordinary course of business; and (iv) the administrative cost of winding-down remaining operations, liquidating remaining assets and dissolving our company through a bankruptcy proceeding or otherwise. In addition, we may be subject to litigation or other claims. As a result of these requirements, a substantial portion of our assets would likely need to be reserved pending the resolution of our outstanding debts and contractual obligations and potential future and contingent claims.
If we decide to wind-down remaining operations, liquidate remaining assets and dissolve our company through a bankruptcy proceeding or otherwise, the amount of cash available for distribution to our stockholders, if any, will also depend on a number of factors relevant to the extent and value of our assets, including whether we are able to recover the $1.0 million of expense reimbursement from MEI that we have claimed pursuant to the terms of the Merger Agreement, whether we become entitled to the $4.0 million termination fee that we believe would become due to us pursuant to the terms of the Merger Agreement if MEI enters into an acquisition agreement providing for, or consummates, certain alternative transactions within 12 months after the termination of the Merger Agreement, and whether we are able to liquidate our remaining assets, including our eganelisib program, for meaningful consideration. There is no assurance that we will be able to secure payment of any such amounts, as our entitlement to the expense reimbursement and potential entitlement to the termination fee remain in dispute with MEI, the termination fee would only potentially become payable if MEI enters into an acquisition agreement providing for, or consummates, an alternative transaction during the 12 months following the termination of the Merger Agreement, and we may not be able to secure meaningful consideration in the liquidation of our remaining assets.
As a result of our obligations and the extent and value of our assets, we may never have cash available for distribution to our stockholders, and it may take a significant period of time to determine whether we will have cash available for distribution to stockholders.
Accordingly, holders of our common stock could lose all or a significant portion of their investment if we decide to wind-down remaining operations, liquidate remaining assets and dissolve our company through a bankruptcy proceeding or otherwise. If our board of directors decides to pursue a case under the U.S. Bankruptcy Code, it will not be required to seek stockholder approval for the commencement of such a case.
Raising additional capital may cause substantial dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
If we are able to raise additional funds through the issuance of additional debt or equity securities, such offering could result in substantial dilution to our existing stockholders, increased fixed payment obligations and the existence of securities with rights that may adversely affect the rights of our existing stockholders including liquidation or other preferences and anti-dilution protections. We may also seek additional funds through arrangements with collaborators or other third parties, or through project financing. These arrangements would generally require us to relinquish or encumber valuable rights to our technologies, future revenue streams, or product candidates, and we may not be able to enter into such agreements on acceptable terms, if at all.

If we are unable to obtain additional funding on a timely basis, our board of directors would likely conclude that it is in the best interest of stockholders to cease operations and wind down the company through bankruptcy or dissolution proceedings. In such case, there would be no assurances as to the amount or timing of available cash remaining, if any, to distribute to stockholders after paying our obligations and setting aside funds for reserves.
We have a history of operating losses, expect to incur significant and increasing operating losses in the future, and will not become profitable.
We have no approved products, have generated no product revenue from sales and have primarily incurred operating losses. In addition, we have reduced our drug discovery, preclinical development and clinical development efforts and do not expect to generate any revenue from product sales in the future and, accordingly, will not achieve profitability. As of June 30, 2023, we had an accumulated deficit of $877.0 million. We expect to continue to incur substantial operating losses and negative cash flows from operations for the foreseeable future as we evaluate strategic alternatives. We may not be able to successfully identify any potential strategic transaction, or consummate such a transaction, and if we are unable to consummate such a strategic transaction, our board of directors would likely conclude that it is in the best interest of stockholders to cease operations and wind down the company through bankruptcy or dissolution proceedings. In such case, we would be required to pay our obligations and set aside funds for reserves prior to making any distribution to stockholders and there would be no assurances that we would have any assets remaining available for distribution to stockholders in such event.
We have broad discretion in the use of our available cash and other sources of funding and may not use them effectively.
Our management has broad discretion in the use of our available cash and other sources of funding and could spend those resources in ways that do not enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could cause the price of our common stock to decline and delay the development of eganelisib or any future product candidate. We may invest our available cash pending its use in a manner that does not produce income or that loses value.
Risks Related to Employee Matters
Since the beginning of 2023, we have twice reduced the size of our organization, and we may encounter difficulties in managing our business as a result of these reductions, or the attrition that may occur following these reductions, which could disrupt our operations. In addition, we may not achieve anticipated benefits and savings from these reductions.
In February 2023, we implemented a reduction in force that reduced the number of our employees by approximately 13%. In July 2023, we implemented a further reduction in force that reduced the number of our employees by approximately 78%. These reductions in force resulted in the loss of employees across all functions, the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across our organization, all of which could adversely affect our operations. In addition, as with any reduction in force, there is a risk of reduced employee morale and we may face difficulties retaining employees that we have asked to stay, which could result in further attrition.
We must continue to manage our operations and retain qualified personnel, each of which will be made more challenging by these reductions in force. As a result, our management may need to divert a disproportionate amount of its attention away from our day-to-day strategic and operational activities, and devote a substantial amount of time to managing the organizational changes brought about by these reductions in force. Due to our limited resources, we may not be able to effectively manage the changes in our business operations resulting from these reductions in force, which may result in weaknesses in our operations, risks that we may not be able to comply with legal and regulatory requirements, loss of business opportunities, loss of employees and reduced productivity among remaining employees. If our management is unable to effectively manage this transition, our expenses may be higher than expected, and we may not be able to implement our business strategy or achieve the anticipated benefits and savings from these reductions in force. We may also determine to take additional measures to reduce costs, which could result in further disruptions to our operations and present additional challenges to the effective management of our company.

If we are not able to retain key personnel and advisors, we may not be able to operate our business successfully.
We are highly dependent on our executive leadership team. All of these individuals are employees-at-will, which means that neither we nor the employee is obligated to a fixed term of service and that the employment relationship may be terminated by either us or the employee at any time, without notice and whether or not cause or good reason exists for such termination. The loss of the services of any of these individuals might impede the achievement of our business objectives. We do not maintain “key person” insurance on any of our employees. Our recent reductions in force and the termination of our drug discovery, preclinical development and clinical development efforts create additional risk that our key personnel may explore other opportunities outside of our company.
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
Risks Related to Our Common Stock
We do not currently meet the requirements for continued listing on the Nasdaq Global Select Market and our common stock is subject to delisting pending the resolution of the appeal we have requested. There can be no assurance that our appeal would be successful, or that we would not withdraw the appeal if we conclude there is no opportunity for us to prevail. The potential delisting of our common stock from Nasdaq would decrease the liquidity of our common stock.
On June 27, 2023, we received a letter from the Listing Qualifications Department, or the Staff, of The Nasdaq Stock Market LLC, or Nasdaq, notifying us that the Staff has determined to delist our common stock from The Nasdaq Global Select Market due to our not having regained compliance with Nasdaq Listing Rule 5450(a)(1), or the Minimum Bid Requirement, during the 180-calendar-day period, or the Compliance Period, following the deficiency letter we received from the Staff on December 28, 2022, regarding our noncompliance with the Minimum Bid Requirement, as previously disclosed. The Minimum Bid Requirement requires Nasdaq-listed securities to maintain a minimum bid price of $1.00 per share, and for us to regain compliance with the Minimum Bid Requirement, the closing bid price of our common stock would have had to have been at least $1.00 per share for a minimum of ten consecutive business days during the Compliance Period (with Nasdaq having discretion to monitor a company for as long as 20 consecutive business days before deeming the company to be in compliance).
On July 5, 2023, we timely requested a hearing for appeal of the Staff’s determination to a Hearings Panel, or the Panel, pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series. The hearing request automatically stayed the suspension and/or delisting of our common stock pending completion of the hearing and the expiration of any additional extension period granted by the Panel following the hearing. Pursuant to the Nasdaq Listing Rules, the Panel has the discretion to grant an extension through a date no later than December 26, 2023.There can be no assurance that our appeal would be successful, or that we would not withdraw the appeal if we conclude there is no opportunity for us to prevail. We expect that a withdrawal of the appeal would result in the prompt delisting of our shares from Nasdaq.
If our common stock is delisted from Nasdaq, our common stock could be quoted on the Pink Open Market or another of the OTC Markets, however we can provide no assurance that our common stock will be quoted on any such market. The delisting of our common stock from Nasdaq could result significant adverse consequences including:
•    a decline in the trading price of our common stock;
•    a limited availability of market quotations and decreased liquidity for our common stock;
•    a determination that our common stock is a “penny stock,” which would require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our common stock;
•    more limited news and analyst coverage; and

•    a limited ability to raise capital to continue to fund our operations by selling shares.
Our common stock may have a volatile trading price and low trading volume.
The market price of our common stock has been and we expect it to continue to be subject to significant fluctuations. Some of the factors that may cause the market price of our common stock to fluctuate include:
•    whether our common stock is listed on the Nasdaq Stock Market or quoted on an OTC Market;
•    announcements of strategic transactions relating to our programs or our company;
•    announcements regarding any bankruptcy or other dissolution and liquidation of our company;
•    the results of our current and any future clinical trials of eganelisib;
•    future sales of, and the trading volume in, our common stock;
•    announcements regarding the timing of enrollment and data readouts from our trials, including any delays;
•    our entry into key agreements or the termination of key agreements, including the Takeda Agreement or the Secura Bio Agreement;
•    the results and timing of regulatory reviews relating to the approval of eganelisib;
•    the initiation of, material developments in, or conclusion of litigation, including but not limited to litigation to enforce or defend any of our intellectual property rights or to defend product liability claims;
•    the results of clinical trials conducted by others on drugs that would compete with eganelisib;
•    the regulatory approval of drugs that would compete with eganelisib;
•    issues in manufacturing eganelisib;
•    the loss of executive officers or other key employees;
•    changes in estimates or recommendations, or publication of inaccurate or unfavorable research about our business, by securities analysts who cover our common stock;
•    future financings through the issuance of equity or debt securities or otherwise;
•    health care reform measures, including changes in the structure of health care payment systems;
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
Section 404 of the Sarbanes-Oxley Act of 2002 requires us, on an annual basis, to review and evaluate our internal control. Any failure by us to maintain the effectiveness of our internal control in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act, which could be impacted by our recent workforce reductions, as such requirements exist today or may be modified, supplemented or amended in the future, could have a material adverse effect on our business, operating results and stock price.
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
As of June 30, 2023, we had $17.7 million in cash and cash equivalents. We historically have invested these amounts in money market funds, corporate obligations, U.S. government-sponsored enterprise obligations, and U.S. Treasury securities meeting the criteria of our investment policy, which prioritizes the preservation of our capital. Corporate obligations may include obligations issued by corporations in countries other than the United States, including some issues that have not been guaranteed by governments and government agencies. Our investments are subject to general credit, liquidity, market and interest rate risks and instability in the financial markets. We may realize losses in the fair value of these investments or a complete loss of these investments. In addition, should our investments cease paying or reduce the amount of interest paid to us, our interest income would suffer. These market risks associated with our investment portfolio may have a material adverse effect on our financial results and the availability of cash to fund our operations.

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

INFINITY PHARMACEUTICALS, INC.
Date: August 10, 2023	By:	/s/ Adelene Q. Perkins
Adelene Q. Perkins
Chief Executive Officer
(Principal Executive Officer & Principal Financial Officer)